Form 10-Q
period 2013-12-31
A-Mark Precious Metals, Inc.
filed 2014-03-27
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-36347
A-MARK PRECIOUS METALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	11-2464169 (IRS Employer I.D. No.)
429 Santa Monica Blvd.
Suite 230
Santa Monica, CA 90401
(310) 587-1477
__________________________________________________
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☑     No. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes. ☑     No. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of March 26, 2014, the registrant had 7,402,664 shares of Common Stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2013

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	December 31, 2013	June 30, 2013

ASSETS
Current assets:
Cash	$15,015	$21,565
Receivables, net	102,473	109,947

Inventories:
Inventories	134,523	123,824
Restricted inventories	25,506	38,554
	160,029	162,378
Deferred tax assets	5,993	5,993
Prepaid expenses and other assets	868	487
Total current assets	284,378	300,370
Property and equipment, net	1,226	1,213
Goodwill	4,884	4,884
Intangibles, net	2,949	3,141
Total assets	$293,437	$309,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$106,000	$95,000
Liability on borrowed metals	11,226	20,117
Product financing arrangement	25,506	38,554
Accounts payable	84,610	86,010
Accrued liabilities	4,985	6,601
Payable to parent	—	1,015
Income taxes payable to parent	7,615	8,505
Total current liabilities	239,942	255,802
Deferred tax liabilities	552	552
Total liabilities	240,494	256,354
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none at at December 31, 2013 and June 30, 2013	—	—
Common Stock, par value $0.01; 40,000,000 authorized 7,402,664 issued and outstanding at December 31, 2013 and June 30, 2013	74	74
Additional paid-in capital	24,445	24,370
Retaining earnings	28,424	28,810
Total stockholders’ equity	52,943	53,254
Total liabilities and stockholders’ equity	$293,437	$309,608

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Revenues	$1,488,653	$1,696,781	$2,984,632	$3,316,596
Cost of sales	1,480,819	1,690,527	2,969,815	3,305,308
Gross profit	7,834	6,254	14,817	11,288

Selling, general and administrative expenses	(4,503)	(2,994)	(8,152)	(6,087)
Interest income	1,403	2,114	2,907	4,166
Interest expense	(889)	(945)	(1,877)	(1,874)
Unrealized gain on foreign exchange	24	48	60	22
Net income before provision for income taxes	3,869	4,477	7,755	7,515
Provision for income taxes	(1,621)	(1,991)	(3,141)	(3,344)
Net income	$2,248	$2,486	$4,614	$4,171

Basic and diluted income per share:
Basic - net income	$0.29	$0.32	$0.60	$0.53
Diluted - net income	$0.29	$0.32	$0.59	$0.52
Weighted average shares outstanding
Basic	7,729,181	7,657,119	7,729,401	7,926,459
Diluted	7,885,640	7,708,723	7,886,167	7,978,063

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share and per share data)
(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, June 30, 2013	7,402,644	$74	$24,370	$28,810	$53,254
Net income	—	—	—	4,614	4,614
Share-based compensation	—	—	75	—	75
Dividend Declared	—	—	—	(5,000)	(5,000)
Balance, December 31, 2013	7,402,644	$74	$24,445	$28,424	$52,943

See accompanying Notes to Condensed Consolidated Financial Statements.

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net Income	$4,614	$4,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	443	398
Provision for doubtful accounts	—	(700)
Share-based compensation	75	37
Changes in assets and liabilities:
Receivables	7,474	14,800
Inventories	2,349	18,020
Prepaid expenses and other current assets	(381)	(168)
Accounts payable	(1,400)	(2,722)
Liabilities on borrowed metals	(8,891)	8,063
Accrued liabilities	(1,616)	(2,106)
Payable to parent	(1,905)	(2,369)
Net cash provided by operating activities	762	37,424
Cash flows from investing activities:
Capital expenditures for property and equipment	(264)	(157)
Net cash used in investing activities	(264)	(157)
Cash flows from financing activities:
Product financing arrangement, net	(13,048)	(10,799)
Dividends paid to parent	(5,000)	(15,000)
Borrowings (repayments) under lines of credit, net	11,000	(11,500)
Net cash used in financing activities	(7,048)	(37,299)

Net decrease in cash and cash equivalents	(6,550)	(32)
Cash and cash equivalents, beginning of period	21,565	11,273
Cash and cash equivalents, end of period	$15,015	$11,241
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$1,851	$1,824
Income taxes	$3,925	$4,750

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

A-Mark Precious Metals, Inc. and its subsidiaries (“A-Mark” or the “Company”) is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, consignment, hedging and various customized financial programs.

Through its wholly owned subsidiary, Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, the Company offers loans on precious metals and rare coins and other collectibles collateral to coin dealers, collectors and investors. Through its wholly owned subsidiary, A-Mark Trading AG, (“AMTAG”), the Company promotes A-Mark bullion products throughout the European continent. Transcontinental Depository Services, (“TDS”), also a wholly owned subsidiary of the Company, offers worldwide storage solutions to institutions, dealers and consumers.
Spinoff from Spectrum Group International, Inc.
The Company filed a registration statement on Form S-1 in connection with the distribution (the “Distribution”) by Spectrum Group International, Inc. (“SGI” or the "Parent") to its stockholders of all the outstanding shares of common stock of the Company, par value $0.01 per share. The registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on February 11, 2014. On March 11, 2014, the Company filed a Form 8-A with the SEC to register its shares of common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. The Distribution, which effected a spinoff of the Company from SGI, was made on March 14, 2014, to SGI stockholders of record on February 12, 2014. On the Distribution date, stockholders of SGI received one share of A-Mark common stock for each four shares of SGI common stock held. Up to and including the Distribution date, the SGI common stock traded on the “regular-way” market; that is, with an entitlement to shares of A-Mark common stock distributed pursuant to the Distribution. SGI common stock did not trade on an ex-distribution market; that is, without an entitlement to shares of A-Mark common stock distributed pursuant to the Distribution.

As a result of the Distribution, the Company is now a publicly traded company independent from SGI. On March 17, 2014, A-Mark’s shares of common stock commenced trading on the NASDAQ Global Select Market under the symbol "AMRK." An aggregate of 7,402,664 shares of A-Mark common stock were distributed in the Distribution. All share and per share information has been retrospectively adjusted to give effect for the Distribution.

In connection with the spinoff, the Company entered into various agreements with SGI, each effective as of March 14, 2014. These agreements are described below.

Distribution Agreement
The Distribution Agreement (the "Distribution Agreement") set forth the principal actions to be taken in connection with the distribution and also governs our ongoing relationship with SGI following the distribution.

•
A-Mark-SGI Arrangements. All agreements, arrangements, commitments and understandings, including most intercompany accounts payable or accounts receivable, between us and our subsidiaries and other affiliates, on the one hand, and SGI and its other subsidiaries and other affiliates, on the other hand, terminated effective as of the distribution, except certain agreements and arrangements that we and SGI expressly provided will survive the distribution.

•
The Distribution; Conditions. The Distribution Agreement governed the rights and obligations of the parties regarding the proposed distribution and set forth the conditions that must be satisfied or waived by SGI in its sole discretion.

•
Exchange of Information. We and SGI have agreed to provide each other with access to information in the other party's possession or control owned by such party and created prior to the Distribution date, or as may be reasonably necessary to comply with reporting, disclosure, filing or other requirements of any national securities exchange or governmental authority, for use in judicial, regulatory, administrative and other proceedings and to satisfy audit, accounting, litigation and other similar requests. We and SGI have also agreed to retain such information in accordance with our respective record retention policies as in effect on the date of the distribution agreement, but in no event for fewer than seven years from the Distribution date. Until the end of the first full fiscal year following the distribution, each party has also agreed to use its reasonable best efforts to assist the other with respect to its financial reporting and audit obligations.

•
Release of Claims. We and SGI agreed to broad releases pursuant to which we released the other and its affiliates, successors and assigns and their respective shareholders, directors, officers, agents and employees from any claims against any of them that arise out of or relate to events, circumstances or actions occurring or failing to occur or any conditions existing at or prior to the time of the distribution. These releases are subject to certain exceptions set forth in the Distribution Agreement.

•
Indemnification. We and SGI agreed to indemnify each other and each other’s current and former directors, officers and employees, and each of the heirs, executors, successors and assigns of any of the foregoing against certain liabilities in connection with the distribution and each other’s respective businesses.

Tax Separation Agreement
The Tax Separation Agreement (the "Tax Separation Agreement") with SGI governs the respective rights, responsibilities and obligations of SGI and us with respect to, among other things, liabilities for U.S. federal, state, local and other taxes. In addition to the allocation of tax liabilities, the Tax Separation Agreement addresses the preparation and filing of tax returns for such taxes and disputes with taxing authorities regarding such taxes. Under the terms of the Tax Separation Agreement, SGI has the responsibility to prepare and file tax returns for tax periods ending prior to the Distribution date and for tax periods which include the distribution date but end after the Distribution date, which will include A-Mark and its subsidiaries.

These tax returns will be prepared on a basis consistent with past practices. A-Mark has agreed to cooperate in the preparation of these tax returns and have an opportunity to review and comment on these returns prior to filing. A-Mark will pay all taxes attributable to A-Mark and its subsidiaries, and be entitled to any refund with respect to taxes it has paid.

Secondment Agreement
Under the terms of the Secondment Agreement (the "Secondment Agreement"), A-Mark has agreed to make Gregory N. Roberts, our Chief Executive Officer, and Carol Meltzer, our Executive Vice President, General Counsel and Secretary, available to SGI for the performance of specified management and professional services following the spinoff in exchange for an annual secondment fee of $150,000 (payable monthly) and reimbursement of certain bonus payments.

Neither Mr. Roberts nor Ms. Meltzer will devote more than 20% of their professional working time on a monthly basis to SGI and in no event will the performance of services for SGI interfere with the performance of the duties and responsibilities of Mr. Roberts and Ms. Meltzer to A-Mark. In addition, to the services to be provided under the Secondment Agreement, both Mr. Roberts and Ms. Meltzer are expected to serve as officers and directors of SGI following the spinoff. The Secondment Agreement will terminate on June 30, 2016 and is subject to earlier termination under certain circumstances. Under the Secondment Agreement,
SGI will be obligated to reimburse A-Mark for the portion of the performance bonus payable under Mr. Roberts’ employment agreement with A-Mark (to be effective at the time of the spinoff) attributable to pre-tax profits of SGI.

Equity Awards
    Holders of share-based awards denominated in and settleable by delivery of shares of Parent's common stock, are entitled to receive share-based awards denominated in and settleable by delivery of shares of the Company's common stock based on the exchange ratio of one to 4.17, for which the ratio was based on the three-day-average closing stock price of SGI prior to the Distribution compared to the three-day-average closing stock price of A-Mark after the Distribution. As a result, the Company intends to issue 130,646 restricted stock units, 8,990 stock appreciation rights and options to purchase 266,687 shares of common stock under the Company's 2014 Stock Award and Incentive Plan.

Reclassifications
Certain previously reported amounts have been reclassified to conform to the current fiscal year's condensed consolidated financial statement presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements reflect the financial condition, results of operations, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company operated in one segment for all periods presented.

These condensed consolidated financial statements include the accounts of A-Mark, and its wholly owned subsidiaries, CFC, AMTAG and TDS (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The condensed consolidated statements of income include all revenues and costs attributable to the Company's operations, including costs for certain functions and services performed by SGI and directly charged or allocated based on usage or other systematic methods. The allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Company's operations had been operated as a separate stand-alone entity. Allocations for inter-company shared service expense are made on a reasonable basis to approximate market costs for such services; these allocations are only applicable for periods prior to the spin off. Management believes the allocation methods are reasonable.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on the Form S-1 for the fiscal year ended June 30, 2013 (the “2013 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2013 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2013 Annual Report.

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions including inter-company profits and losses, and inter-company balances have been eliminated in consolidation.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of fair value, and allowances for doubtful accounts, impairment assessments of long-lived assets and intangible assets, valuation reserve determinations on deferred tax assets, and revenue recognition judgments. Significant estimates also include the Company's fair value determinations with respect to its financial instruments and precious metals materials. Actual results could materially differ from these estimates.
Concentration of Credit Risk
Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.
Assets that potentially subject the Company to concentrations of credit risk consist principally of receivables, loans of inventory to customers, and inventory hedging transactions. Concentration of credit risk with respect to receivables is limited due to the large number of customers composing the Company's customer base, the geographic dispersion of the customers, and the collateralization of substantially all receivable balances. Based on an assessment of credit risk, the Company typically grants collateralized credit to its customers. Credit risk with respect to loans of inventory to customers is minimal, as substantially all amounts are secured by letters of credit issued by creditworthy financial institutions. The Company enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with credit worthy financial institutions. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.
Concentration of Suppliers
A-Mark buys precious metals from a variety of sources, including through brokers and dealers, from sovereign and private mints, from refiners and directly from customers. The Company believes that no one or small group of suppliers is critical to its business, since other sources of supply are available that provide similar products on comparable terms.
Concentration of Customers
Customers providing 10 percent or more of the Company's revenues for the three and six months ended December 31, 2013 and 2012 are listed below:

	Three Months Ended				Six Months Ended
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012

in thousands	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,488,653	100.0%	$1,696,781	100.0%	$2,984,632	100.0%	$3,316,596	100.0%
Customer concentrations
HSBC Bank USA	$393,148	26.4%	$162,748	9.6%	$705,693	23.6%	$257,967	7.8%
Johnson Matthey	32,169	2.2	191,810	11.3	56,596	1.9	719,226	21.7
Total	$425,317	28.6%	$354,558	20.9%	$762,289	25.5%	$977,193	29.5%
Customers providing 10 percent or more of the Company's accounts receivable, excluding $31.9 million and $35.6 million of secured loans as of December 31, 2013 and June 30, 2013, respectively, are listed below:

	December 31, 2013		June 30, 2013

in thousands	Amount	Percent	Amount	Percent
Total accounts receivable, net (without secured loans)	$51,421	100.0%	$59,028	100.0%

United States Mint	$34,240	66.6%	$44,185	74.9%
Royal Canadian Mint	3,556	6.9	8,593	14.6
Total	$37,796	73.5%	$52,778	89.5%
Customers providing 10 percent or more of the Company's secured loans as of December 31, 2013 and June 30, 2013, respectively, are listed below:

	December 31, 2013		June 30, 2013

in thousands	Amount	Percent	Amount	Percent
Total secured loans, net	$31,935	100.0%	$35,585	100.0%

Customer A	$—	—%	$15,800	44.4%
Customer B	2,046	6.4	3,659	10.3
Customer C	4,200	13.2%	—	—%
Total	$6,246	19.6%	$19,459	54.7%
The loss of any of the above customers could have a material adverse effect on the operations of the Company.

Inventories
Inventories principally include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The premium component included in inventories as of December 31, 2013 and June 30, 2013 was $3.3 million and $1.8 million, respectively (See Note 4).

The Company’s inventories are subsequently recorded at their fair market values. Daily changes in fair market value are recorded in the income statement through cost of sales and are offset by hedging derivatives, with changes in fair value of the hedging derivatives also recorded in cost of sales in the condensed consolidated statements of income.

Inventories included amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the consolidated balance sheets and totaled $11.2 million and $20.1 million, respectively as of December 31, 2013 and June 30, 2013. The Company mitigates market risk of its physical inventories through commodity hedge transactions.The Company also protects substantially all of its physical inventories from market risk through commodity hedge transactions (see Note 11).
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metals loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2013 and June 30, 2013 totaled $5.4 million and $2.6 million. Such inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially, all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.
Inventory includes amounts for obligations under product financing agreement. A-Mark entered into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted and the Company is allowed to repurchase the inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense in the condensed consolidated statements of income. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of precious metals sold. Such obligation totaled $25.5 million and $38.6 million as of December 31, 2013 and June 30, 2013, respectively.
Property and Equipment and Depreciation
Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method based on the estimated useful lives of the related assets, ranging from three to five years.
Goodwill and Purchased Intangible Assets
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. As a of December 31, 2013 and June 30, 2013, the Company had no impairments.
If the Company determines it will quantitatively assess impairment, the Company utilizes the discounted cash flow method to determine the fair value of each of its reporting units. In calculating the implied fair value of the reporting unit's goodwill, the present value of the reporting unit's expected future cash flows is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the present value of the reporting unit's expected future cash flows over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. In calculating the implied value of the Company's trade names, the Company uses the present value of the relief from royalty method.
Amortizable intangible assets are being amortized on a straight-line basis which approximates economic use, over periods ranging from four to fifteen years. The Company considers the useful life of the trademarks to be indefinite. The Company tests the value of the trademarks and trade name annually for impairment.
Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. For the six months ended December 31, 2013 and 2012 management concluded that an impairment write-down was not required.
Fair Value Measurement
The Fair Value Measurements and Disclosures Topic 820 of the ASC ("ASC 820"), creates a single definition of fair value for financial reporting. The rules associated with ASC 820 state that valuation techniques consistent with the market approach, income approach and/or cost approach should be used to estimate fair value. Selection of a valuation technique, or multiple valuation techniques, depends on the nature of the asset or liability being valued, as well as the availability of data.

a.Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2013 and June 30, 2013. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

	December 31, 2013		June 30, 2013
in thousands	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$15,015	$15,015	$21,565	$21,565
Receivables, advances receivables and secured loans	83,326	83,326	94,509	94,509
Derivative assets - open sales and purchase commitments, net, included in receivable	3,293	3,293	—	—
Derivative assets - futures contracts included in receivable	10,921	10,921	14,967	14,967
Derivative assets - forward contracts included in receivable	4,933	4,933	471	471

Financial liabilities:
Lines of credit	$106,000	$106,000	$95,000	$95,000
Liability for borrowed metals	11,226	11,226	20,117	20,117
Product financing obligation	25,506	25,506	38,554	38,554
Derivative liabilities - open sales and purchase commitments, net, included in payable	32,027	32,027	30,192	30,192
Derivative liabilities - forward contracts included in payable	10	10	—	—
Accounts payable, margin accounts, advances and other payables	52,573	52,573	55,818	55,818
Accrued liabilities	4,985	4,985	6,601	6,601
Payable to parent	7,615	7,615	9,520	9,520
The fair values of the financial instruments shown in the above table as of December 31, 2013 and June 30, 2013 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.
The carrying amounts of cash and cash equivalents, receivables and secured loans, accounts receivable and consignor advances, and accounts payable approximated fair value due to their short-term nature. The carrying amounts of lines of credit approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.
b. Valuation Hierarchy
Topic 820 of the ASC established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

There were no transfers in or out of Level 2 or 3 during the six months ended December 31, 2013.

Commodities
Commodities consisting of the precious metals component of the Company’s inventories are carried at fair value. The fair value for commodities inventory is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities are classified in Level 1 of the valuation hierarchy.
Derivatives
Futures contracts, forward contracts and open sales and purchase commitments are valued at their intrinsic values, based on the difference between the quoted market price and the contractual price, and are included within Level 1 of the valuation hierarchy.
Margin and Borrowed Metals Liabilities
Margin and borrowed metals liabilities consist of the Company's commodity obligations to margin customers and suppliers, respectively. Margin liabilities and borrowed metals liabilities are carried at fair value, which is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Margin and borrowed metals liabilities are classified in Level 1 of the valuation hierarchy.

Product Financing Obligations
Product Financing Obligations consist of the sale of gold and silver at a fixed price to a third party. Such transactions allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation, which is carried at fair value. Fair value is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Product Financing Obligations are classified in Level 1 of the valuation hierarchy.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2013 aggregated by the level in the fair value hierarchy within which the measurements fall:

	December 31, 2013
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Inventory	$160,029	$—	$—	$160,029
Derivative assets — open sales and purchase commitments, net	3,293	—	—	3,293
Derivative assets — futures contracts	10,921	—	—	10,921
Derivative assets — forward contracts	4,933	—	—	4,933
Total assets valued at fair value	$179,176	$—	$—	$179,176
Liabilities:
Liability on borrowed metals	11,226	—	—	11,226
Obligation under product financing arrangement	25,506	—	—	25,506
Liability on margin accounts	6,469	—	—	6,469
Derivative liabilities — open sales and purchase commitments, net	32,027	—	—	32,027
Derivative liabilities — forward contracts	10	—	—	10
Total liabilities, valued at fair value	$75,238	$—	$—	$75,238

	June 30, 2013
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Inventory	$162,378	$—	$—	$162,378
Derivative assets — futures contracts	14,967	—	—	14,967
Derivative assets — forward contracts	471	—	—	471
Total assets, valued at fair value	$177,816	$—	$—	$177,816
Liabilities:
Liability on borrowed metals	$20,117	$—	$—	$20,117
Obligation under product financing arrangement	38,554	—	—	38,554
Liability on margin accounts	6,636	—	—	6,636
Derivative liabilities — open sales and purchase commitments, net	30,192	—	—	30,192
Total liabilities valued at fair value	$95,499	$—	$—	$95,499

Revenue Recognition
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. The Company records sales of precious metals, which occurs upon receipt by the customer. The Company records revenues from its metal assaying and melting services after the related services are completed and the effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire.
The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between trade and settlement date, the Company has essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivative at the trade date with a corresponding unrealized gain (loss), which is reflected in the cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transaction is physically settled. Sales which are physically settled are recognized at the gross amount in the condensed consolidated statements of income.
Interest Income
The Company enters into certain types of metals transactions with its customers, where both parties have the capacity to make and take delivery of the metals and neither party has any obligation to settle any transactions by other than making or taking physical delivery of the metal, such as its spot deferred transactions. The Company maintains a security interest in the metals and records financing revenue over the terms of the receivable in a form of interest and related fees.
Derivative Instruments
The Company’s inventory consists of precious metals bearing products, and for which Company regularly enters into commitment transactions to purchase and sell precious metal bearing products. The value of our inventory and these commitments is intimately linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only major credit worthy financial institutions. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions. Notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices in Note 11.

Commodity futures and forward contract transactions are recorded at fair value on the trade date.
Open futures and forward contracts are reflected in receivables or payables in the condensed consolidated balance sheet at fair value, which is the difference between the original contract value and the market value. The change in unrealized gain (loss) on open contracts from one period to the next is reflected in net gain (loss) on derivative instruments, which is a component of cost of sales in the condensed consolidated statements of income.
Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Net gain (loss) on derivative instruments, which is included in the cost of sales, includes amounts recorded on the Company's outstanding metals forwards and futures contracts and on open physical sales and purchase commitments. The Company records changes in the market value of its metals forwards and futures contracts in costs of sales, the effect of which is to offset changes in market values of the underlying metals positions.
The Company records the difference between market value and trade value of the underlying commodity contracts as a derivative asset or liability (see Note 3 and Note 7), as well as recording an unrealized gain or loss on derivative instruments in the Company's condensed consolidated statements of income. During the three and six months ended December 31, 2013, the Company recorded a net unrealized gain (loss) on open future commodity and forward contracts and open sales and purchase commitments of $14.0 million and $(1.8) million, respectively, and a net realized loss on future commodity contracts of $(6.5) million and $(8.2) million, respectively. During the three and six months ended December 31, 2012, the Company recorded a net unrealized loss on open future commodity and forward contracts and open sales and purchase commitments of $(80.9) million and $(39.9) million, respectively, and a net realized gain on future commodity contracts of $52.5 million and $31.8 million, respectively.

Advertising
Advertising costs are expensed as incurred. Advertising expense was $0.2 million and $0.3 million respectively, for the three and six months ended December 31, 2013 and was $0.1 million and $0.3 million, respectively for the three and six months ended December 31, 2012.

Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors. Shipping and handling costs incurred totaled $1.3 million and $3.0 million respectively, for the three and six months ended December 31, 2013 and $0.8 million and $1.8 million for the three and six months ended December 31, 2012 respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of income.

Share-Based Compensation
Certain key employees of the Company participated in Stock Incentive Plans (“Plans”) of the Parent. The Plans permit the grant of stock options and other equity awards to employees, officers and non-employee directors. The Company accounts for equity awards under the provisions of the Compensation - Stock Compensation Topic 718 of the ASC, which establishes fair value-based accounting requirements for share-based compensation to employees. Topic 718 of the ASC requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as expense over the service period in the Company's condensed consolidated financial statements.
Prior to the Distribution, the equity awards had been settled in shares of SGI stock and A-Mark did not reimburse SGI for the expense; therefore it was treated as a capital contribution to A-Mark. Following the Distribution, the Company will settle share-based awards by the delivery of shares of the Company's common stock (see Note 1).
Income Taxes
As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's condensed consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the condensed consolidated balance sheet principally within income taxes payable.
The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company's consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Changes in recognized tax benefits and changes in valuation allowances could be material to the Company's results of operations for any period, but is not expected to be material to the Company's condensed consolidated financial position.
The Company accounts for uncertainty in income taxes under the provisions of Topic 740 of the ASC. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the condensed consolidated statements of income. Please refer to Note 8 for further discussion regarding these provisions.
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company's forecast of the reversal of temporary differences, future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company's effective tax rate on future earnings.
Based on the Company’s assessment, it appears more likely than not that the net deferred tax assets will be realized through future taxable income.  Accordingly, no valuation allowance has been established against any of the deferred tax assets.  The Company will continue to assess the need for a valuation allowance in the future.
The Company's condensed consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer rather than a member of the Parent's consolidated income tax return group. Current tax payable reflects balances due to the Parent for the Company's share of the income tax liabilities of the group.
Following the Distribution, the Company will file federal and state income tax returns that are separate from the SGI tax filings. The Company will recognize current and deferred income taxes as a separate taxpayer for periods ending after the Distribution (see Note 1).
Earnings per Share ("EPS")
The Company computes and reports both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards, including unexercised stock options.

To determine the weighted average number of common shared outstanding for the periods presented prior to the Distribution, the Parent's weighted average number of common shares outstanding was multiplied by distribution ratio of one share of the Company's common stock for every four shares of the Parent's common stock.

A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. There is no dilutive effect of SARs as such obligations are not settled and were out of the money for the three and six months ended December 31, 2013 and 2012.
A reconciliation of basic and diluted shares is as follows:

	Three Months Ended		Six Months Ended
in thousands	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Basic weighted average shares outstanding (1)	7,729	7,657	7,729	7,926
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	156	52	157	52
Diluted weighted average shares outstanding	7,886	7,709	7,886	7,978

(1)	Basic weighted average shares outstanding include the effect of vested but unissued restricted stock grants.

Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope about Offsetting Assets and Liabilities, which limited the scope of ASU No. 2011-11 guidance to derivatives, repurchase type agreements, and securities borrowing and lending activity. These ASUs require an entity to disclose gross and net information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Both ASUs are effective for annual and interim periods beginning on or after January 1, 2013. The adoption of the accounting standards in these updates did not have a material impact on the Company's consolidated financial position or results of operations.

3.	RECEIVABLES
Receivables and secured loans consist of the following as of December 31, 2013 and June 30, 2013:

in thousands	December 31, 2013	June 30, 2013

Customer trade receivables	$30,185	$38,405
Wholesale trade advances	12,327	20,623
Due from brokers	8,909	—
Subtotal	51,421	59,028
Secured loans	31,935	35,585
Subtotal	83,356	94,613
Less: allowance for doubtful accounts	(30)	(104)
Subtotal	83,326	94,509
Derivative assets — open sales and purchase commitments, net	3,293	—
Derivative assets — forward contracts	4,933	471
Derivative assets — futures contracts	10,921	14,967
Receivables, net	$102,473	$109,947
Customer trade receivables represent short-term, non-interest bearing amounts due from precious metal sales and are secured by the related precious metals stored with the Company, a letter of credit issued on behalf of the customer, or other secured interests in assets of the customer.

Wholesale trade advances represent advances of refined materials to customers. These advances are limited to a portion of the unrefined materials received. These advances are unsecured, short-term, non-interest bearing advances made to wholesale metals dealers and government mints.

Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts (see Note 11).

Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of December 31, 2013 and June 30, 2013, the loans carried weighted-average effective interest rates of 7.9% and 8.0%, respectively, and mature in periods generally ranging from three months to one year.

•
Until October 31, 2011, A-Mark maintained a segregated commodities account with M.F. Global, Inc. (“MFGI”). A-Mark used this account to enter into future transactions to hedge the risk related to its positions with counterparties and physical inventories. MFGI filed for bankruptcy protection on October 31, 2011. At the time MFGI filed for bankruptcy, A-Mark had $20.3 million in funds held at MFGI of which $14.6 million, or 72%, of A Mark's MFGI Equity was returned to A-Mark in December 2011 pursuant to a bulk transfer approved by the Bankruptcy Court. A-Mark has filed a claim in the bankruptcy proceedings for the remaining $5.7 million. In July 2012, A-Mark received an additional distribution of $1.6 million from the trustee for the liquidation of MFGI, bringing the remaining balance to $4.1 million. On December 31, 2012, A-Mark sold its claim to this balance for $3.8 million. During quarter ended December 31, 2011, the Company recorded a $1.0 million reserve for this potential shortfall, which is included in selling, general and administrative expenses. For the six months ended December 31, 2012, the receipt of proceeds from the sale of the receivable of $3.8 million resulted in a positive impact to the provision for bad doubtful accounts of $0.7 million.

•
On September 27, 2013, CFC paid $0.35 million to a borrower of CFC in exchange for the right to assume a portfolio of short-term loan receivables totaling $12.8 million.  The loans were used to satisfy the existing outstanding loan totaling $12.8 million with the borrower of CFC. The receivables were originated by the borrower and this transaction resulted in the assignment of those receivables to CFC. This premium will be amortized ratably as loans pay off. The loans are due on demand with the option to extend maturities for 180 days.  For the three months ended and six months ended December 31, 2013, a total of $2.3 million and $2.3 million in loans were paid off, respectively, and $0.1 million and $0.1 million ,respectively, in premium amortization cost was recorded related to this transaction.

The Company's derivative assets and liabilities represent the net fair value of the difference between market values and trade values at the trade date for open precious metals sales and purchase contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled (see Note 11). The Company's derivative assets represent the net fair value of open metals forwards and futures contracts. The precious metals forwards and futures contracts are settled at the contract settlement date.

Credit Quality of Financing Receivables and Allowance for Credit Losses
The Company applies a systematic methodology to determine the allowance for credit losses for finance receivables. Based upon the Company's analysis of credit losses and risk factors, secured commercial loans are its sole portfolio segment. This is due to the fact that all loans are very similar in terms of secured material, method of initial and ongoing collateral value determination and assessment of loan to value determination. Typically, the Company's finance receivables within its portfolio have similar credit risk profiles and methods for assessing and monitoring credit risk.
The Company further evaluated its portfolio segments by the class of finance receivables, which is defined as a level of information in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. As a result, the Company determined that the secured commercial loans portfolio segment has two classes of receivables, those secured by bullion and those secured by collectibles.
The Company's classes, which align with management reporting, are as follows:

in thousands	December 31, 2013		June 30, 2013

Bullion	$19,403	60.8%	$21,993	61.8%
Collectibles	12,532	39.2	13,592	38.2
Total secured loans	$31,935	100.0%	$35,585	100.0%

Impaired loans
A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due, non-performing or in bankruptcy. Recognition of income is suspended and the loan is placed on non-accrual status when management determines that collection of future income is not probable. Accrual is resumed, and previously suspended income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized income.
All loans are contractually subject to margin call. As a result, loans typically do not become impaired due to the fact the Company has the ability to require margin calls which are due upon receipt. Per the terms of the loan agreement, the Company has the right to rapidly liquidate the loan collateral in the event of a default. The material is highly liquid and easily sold to pay off the loan. Such circumstances would result in a short term impairment that would typically result in full repayment of the loan and fees due to the Company.
The Company ceases the accrual of interest on its non-performing loans. There were no impaired loans as of December 31, 2013 and one impaired loan of $0.07 million as of June 30, 2013.

Credit quality of loans
All interest is due and payable within 30 days. A loan is considered past due if interest is not paid in 30 days or collateral calls are not met timely. Loans never achieve the threshold of non performing status due to the fact that customers are generally put into default for any interest past due over 30 days and for unsatisfied collateral calls. When this occurs the loan collateral is typically liquidated within 90 days.
Non-performing loans have the highest probability for credit loss. The allowance for credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, the Company estimates the current market value of the collateral and considers credit enhancements such as additional collateral and third-party guarantees. Due to the accelerated liquidation terms of the Company's loan portfolio, all past due loans are generally liquidated within 90 days of default.

Further information about the Company's credit quality indicators includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans as follows:

in thousands	December 31, 2013		June 30, 2013

Loan-to-value of 75% or more	$12,493	39.1%	$3,764	10.6%
Loan-to-value of less than 75%	19,442	60.9	31,821	89.4
Total secured loans	$31,935	100.0%	$35,585	100.0%

No loans have a loan-to-value in excess of 100% at December 31, 2013 and June 30, 2013.

Allowance for Doubtful Accounts
Allowances for doubtful accounts are recorded based on specifically identified receivables, which the Company has identified as potentially uncollectible. Activity in the allowance for doubtful accounts for the six months ended December 31, 2013 and year ended June 30, 2013 is as follows:
in thousands

Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
December 31, 2013	$104	$—	$(74)	$30
June 30, 2013	$1,118	$(700)	$(314)	$104

4.	INVENTORIES

The Company's inventories primarily include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the cost of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The premium is included in the cost of the inventory, paid at acquisition, and is a component of the total fair market value of the inventory. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged.

The Company’s inventories are subsequently recorded at their fair market values. Daily changes in fair market value are recorded in the income statement through cost of sales and are offset by hedging derivatives, with changes in fair value of the hedging derivatives also recorded in cost of sales in the condensed consolidated statements of income. The premium component of market value included in the inventories as of December 31, 2013 and June 30, 2013 totaled $3.3 million and $1.8 million, respectively. For the six months ended December 31, 2013 and 2012, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $0.7 million and $0.9 million, respectively.

Inventories included amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $11.2 million and $20.1 million as of December 31, 2013 and June 30, 2013, respectively. The Company mitigates market risk of its physical inventories through commodity hedge transactions (see Note 11).

Inventory includes amounts for obligations under product financing agreement. A-Mark entered into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to A-Mark at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $25.5 million and $38.6 million as of December 31, 2013 and June 30, 2013, respectively (see Note 10).

The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2013 and June 30, 2013 totaled $5.4 million and $2.6 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2013 and June 30, 2013:

in thousands	December 31, 2013	June 30, 2013

Office furniture, fixtures and equipment	$249	$176
Computer equipment	262	196
Computer software	2,094	1,932
Leasehold improvements	55	92

	2,660	2,396
Less: accumulated depreciation	(1,434)	(1,183)

Property and equipment, net	$1,226	$1,213

Depreciation expense for the six months ended December 31, 2013 and 2012 was $0.3 million and $0.2 million, respectively. Depreciation expense for the three months ended December 31, 2013 and 2012 was $0.1 million and $0.1 million, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of A-Mark by Spectrum PMI on July 1, 2005, the accounts of the Company were adjusted using the push down basis of accounting to recognize the allocation of the consideration paid to the respective net assets acquired. In accordance with the push down basis of accounting, the Company's net assets were adjusted to their fair values as of the date of the acquisition based upon an independent appraisal, which resulted in an increase in goodwill of $4.9 million and identifiable purchased intangible assets of $8.4 million.

Goodwill represents the excess of the purchase price and related costs over the value assigned to intangible assets of businesses acquired and accounted for under the purchase method.
The carrying value of other purchased intangibles as of December 31, 2013 and June 30, 2013 is as described below:

		December 31, 2013			June 30, 2013

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade-name	Indefinite	$454	$—	$454	$454	$—	$454
Existing Customer relationships	5 - 15	5,747	(3,252)	2,495	5,747	(3,060)	2,687
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Purchased intangibles subject to amortization		7,942	(5,447)	2,495	7,942	(5,255)	2,687
		$8,396	$(5,447)	$2,949	$8,396	$(5,255)	$3,141

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be four to fifteen years. Amortization expense related to the Company's intangible assets for the six months ended December 31, 2013 and 2012 was $0.2 million and $0.2 million, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Year ending June 30,
2014 (remaining six months)	$193
2015	385
2016	385
2017	385
2018	385
Thereafter	762
Total	$2,495

7.	ACCOUNTS PAYABLE
Accounts payable consist of the following:

in thousands	December 31, 2013	June 30, 2013

Trade payable to customers payables	$2,853	$1,531
Advances from customers	30,138	27,548
Liability on deferred revenue	10,434	14,985
Net liability on margin accounts	6,469	6,636
Due to brokers	1,711	4,655
Other accounts payable	968	463
Derivative liabilities — open sales and purchase commitments, net	32,027	30,192
Derivative liabilities — forward contracts	10	—
	$84,610	$86,010

8.	INCOME TAXES

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax provision (benefit) for the the three and six months ended December 31, 2013 and 2012 consists of the following:

	Three Months Ended		Six Months Ended
in thousands	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
U.S.	$1,621	$1,991	$3,141	$3,344
Foreign	—	—	—	—
Provision for income taxes	$1,621	$1,991	$3,141	$3,344

The effective tax rate for the the three and six months ended December 31, 2013 and 2012 as follows:

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Effective tax rate	41.9%	44.5%	40.5%	44.5%

The effective tax rate varies significantly from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the six months ended December 31, 2013, the Company concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. The Company based this conclusion on historical and projected operating performance, as well as its expectation that its operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. Accordingly, no valuation allowance has been established against the deferred tax asset.
The Company will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist.

The Company's condensed consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer rather than a member of the Parent's consolidated income tax return group. Current tax payable reflect balances due to the Parent for the Company's share of the income tax liabilities of the group. Following the Distribution, the Company will file federal and state income tax returns that are separate from the SGI tax filings. The Company will recognize current and deferred income taxes as a separate taxpayer for periods ending after the distribution.

In connection with the spinoff, the Company entered into a Tax Separation Agreement with SGI.  The Tax Separation Agreement governs the respective rights, responsibilities and obligations of SGI and us with respect to, among other things, liabilities for U.S. federal, state, local and other taxes. In addition to the allocation of tax liabilities, the Tax Separation Agreement addresses the preparation and filing of tax returns for such taxes and disputes with taxing authorities regarding such taxes. Under the terms of the Tax Separation Agreement, SGI will have the responsibility to prepare and file tax returns for tax periods ending prior to the Distribution date and for tax periods which include the Distribution date but end after the Distribution date, which will include A-Mark and its subsidiaries. These tax returns will be prepared on a basis consistent with past practices. A-Mark will cooperate in the preparation of these tax returns and a have an opportunity to review and comment on these returns prior to filing. A-Mark will pay all taxes attributable to A-Mark and its subsidiaries, and be entitled to any refund with respect to taxes it has paid.

9. RELATED PARTY TRANSACTIONS

During the three and six months ended December 31, 2013 and 2012, the Company made sales and purchases to the following companies in amounts set forth below. These companies and A-Mark are under common control (as subsidiaries of SGI) and therefore the transactions constitute related party transactions.

in thousands	Three Months Ended December 31, 2013		Three Months Ended December 31, 2012
	Sales	Purchases	Sales	Purchases
Affiliate Company
Calzona	$1,481	$354	$60	$—
SNI	1,616	1,794	2,151	1,363
Stack's Bower	856	1,529	956	606
Teletrade	618	621	5,147	280
Related party, total	$4,571	$4,298	$8,314	$2,249

in thousands	Six Months Ended December 31, 2013		Six Months Ended December 31, 2012
	Sales	Purchases	Sales	Purchases
Affiliate Company
Calzona	$2,349	$354	$60	$—
SNI	3,787	2,260	4,121	1,764
Stack's Bower	1,202	2,650	1,817	2,401
Teletrade	1,099	1,485	8,558	1,369
Related party, total	$8,437	$6,749	$14,556	$5,534

in thousands	December 31, 2013		June 30, 2013
	Receivable	Payable	Receivable	Payable
Affiliate Company
Calzona	$—	$74	$—	$171
SNI	232	12	104	—
Stack's Bower	248	—	126	—
Teletrade	—	—	—	73
Related party, total	$480	$86	$230	$244

Corporate Overhead Charges
During the three months and six months ended December 31, 2013, the Company paid $0.2 million, and $0.4 million, respectively, of corporate overhead charges, which were payable monthly to SNI based on the Parent's annual budget. During the three months and six months ended December 31, 2012, the Company paid $0.2 million, and $0.4 million, respectively, of corporate overhead charges, which were payable to SNI.

Transactions with Directors and Officers
Amounts included in payable to parent in the condensed consolidated balance sheets as of December 31, 2013 and June 30, 2013 includes $0.0 million and $1.0 million, respectively, in respect of executive compensation payable to SGI.

Royalties to Former Owner
As part of the A-Mark sales agreement dated July 1, 2005, the former owner receives a portion of the finance income earned with a specific customer through June 2015. The Company accrued $0.06 million and $0.11 million in royalty expense during the three months and six months ended December 31, 2013, respectively, and accrued $0.10 million and $0.18 million in royalty expense during the three months and six months ended December 31, 2012. The total amount due to the former owner $0.11 million and $0.31 million are included in accrued liabilities as of December 31, 2013 and June 30, 2013, respectively.

Income Tax Sharing Obligations
The Company paid $1.1 million and $3.9 million of income tax sharing obligations during the three months and six months ended December 31, 2013, respectively, and paid $1.8 million and $4.8 million of income tax sharing obligations, during the three months and six months ended December 31, 2012, respectively, which were payable to SGI.

10.	FINANCING AGREEMENTS

Lines of Credit
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. All lenders have a perfected, first security interest in all assets of the Company presented as collateral. Loan advances will be available against a borrowing base report of eligible assets in accordance with the inter-creditor agreement currently in place. Pledge collateral comprises assigned and confirmed inventory, trade receivable, trade advances, derivatives equity and pledged non bullion and bullion loans.

As of December 31, 2013, the maximum of the Trading Credit Facility was $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.17% and 0.19% as of December 31, 2013 and June 30, 2013, respectively. Borrowings are due on demand and totaled $106.0 million and $95.0 million for lines of credit and $0.0 million and $9.0 million for letters of credit at December 31, 2013 and at June 30, 2013, respectively. The amounts available under the Trading Credit Facility are formula based and totaled $64.0 million and $66.0 million at December 31, 2013 and June 30, 2013, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. The Company’s and SGI’s tangible net worth as of December 31, 2013 was $44.6 million and $61.3 million, respectively. Accordingly, the Company is in compliance with all restrictive financial covenants. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

Separately, A-Mark has another line of credit with this lender (“Collectible Credit Facility”) totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. As of December 31, 2013, the total amount borrowed with this lender was $23.0 million, which consisted of $18.0 million by A-Mark and $5.0 million by SNI. The A-Mark and SNI lines represent two entirely separate lines of credit under which neither party has a performance obligation for the other should an event of default occur. Amounts available for borrowing under this Collectible Credit Facility as of December 31, 2013 and June 30, 2013 were $0.0 million and $0.0 million, respectively.

Interest expense related to A-Mark’s borrowing arrangements totaled $0.9 million and $1.9 million for the three and six months ended December 31, 2013 and $0.9 million and $1.9 million for the three and six months ended December 31, 2012 respectively.

Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements, which bear interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $11.2 million and $20.1 million as of December 31, 2013 and June 30, 2013, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $0.0 million and $9.0 million as of December 31, 2013 and June 30, 2013, respectively.

Obligation Under Product Financing Arrangement
The Company has entered into an agreement with a third party for the sale of gold and silver, at the option of the third party, at a fixed price. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $25.5 million and $38.6 million as of December 31, 2013 and June 30, 2013, respectively.

11.	HEDGING TRANSACTIONS
The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories, by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company's trading inventories through the purchase and sale of a variety of derivative products such as metal's forwards and futures.
The Company's trading inventories and purchase and sale transactions consist primarily of precious metal bearing products. The value of these assets and liabilities are linked to the prevailing price of the underlying precious metals.
The Company's precious metals inventories are subject to market value changes, created by changes in the underlying commodity markets. Inventories purchased or borrowed by the Company are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.

Open sales and purchase commitments are subject to changes in value between the date the purchase or sale price is fixed (the trade date) and the date the metal is received or delivered (the settlement date). The Company seeks to minimize the effect of price changes of the underlying commodity through the use of forward and futures contracts.
The Company's policy is to substantially hedge its inventory position, net of open sales and purchase commitments that is subject to price risk. The Company regularly enters into precious metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. However, the Company also maintains relationships with major market makers in every major precious metals dealing center.
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3 and 7). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of income for the six months ended December 31, 2013 and 2012 were $(10.0) million and $(8.2) million, respectively, and recorded to cost of sales.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in sales and purchase transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counterparties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, sales and purchase commitments, and its outstanding forward and futures contracts is as follows at December 31, 2013 and at June 30, 2013:

in thousands	December 31, 2013	June 30, 2013
Inventory	$160,029	$162,378
Less unhedgable inventory:
Premium on metals position	(3,336)	(1,787)
Subtotal	156,693	160,591
Commitments at market:
Open inventory purchase commitments	391,320	461,883
Open inventory sales commitments	(138,805)	(272,044)
Margin sales commitments	(15,765)	(13,651)
In-transit inventory no longer subject to market risk	(15,522)	(24,221)
Unhedgable premiums on open commitment positions	1,601	2,107
Inventory borrowed from suppliers	(11,226)	(20,117)
Product financing obligation	(25,506)	(38,554)
Advances on industrial metals	(3,254)	33
Inventory subject to price risk	339,536	256,027
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	167,928	84,999
Precious metals futures contracts at market values	171,728	171,272
Total market value of derivative financial instruments	339,656	256,271
Net inventory subject to price risk, Company consolidated basis	$(120)	$(244)

in thousands	December 31, 2013	June 30, 2013
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(120)	$(244)
Open inventory sales commitments with affiliates	(256)	(1,402)
Open inventory purchase commitments with affiliates	287	1,282
Net inventory subject to price risk, Company stand-alone basis	$(89)	$(364)
As of December 31, 2013 and June 30, 2013, the Company had the following outstanding commitments:

in thousands	December 31, 2013	June 30, 2013

Purchase commitments	$391,320	$461,883
Sales commitments	(138,805)	(272,044)
Margin sales commitments	(15,765)	(13,651)
Open forward contracts	167,928	84,999
Open futures contracts	171,728	171,272
The contract amounts of these forward and futures contracts and the open sales and purchase orders are not reflected in the accompanying condensed consolidated balance sheet. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value.
The Company’s open sales and purchase commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2013 are scheduled to settle within 30 days.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2013, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Offsetting Derivative Instruments
In respect to the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sales and purchase commitments, futures, forwards and margin accounts. In the table below. the aggregate gross and net derivative receivables and payables balances are presented by contract type, as of December 31, 2013 and June 30 2013.

	December 31, 2013				June 30, 2013

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative receivables:
Open sales and purchase commitments	$3,631	$(338)	$—	$3,293	$—	$—	$—	$—
Future contracts	10,921	—	—	10,921	14,967	—	—	14,967
Forward contracts	4,933	—	—	4,933	471	—	—	471
	$19,485	$(338)	$—	$19,147	$15,438	$—	$—	$15,438
Nettable derivative payables:
Open sales and purchase commitments	$32,528	$(501)	$—	$32,027	$48,015	$(17,823)	$—	$30,192
Margin accounts	15,765	—	(9,296)	6,469	13,651	—	(7,015)	6,636
Forward contracts	10	—	—	10	—	—	—	—
	$48,303	$(501)	$(9,296)	$38,506	$61,666	$(17,823)	$(7,015)	$36,828

12. COMMITMENTS AND CONTINGENCIES
Refer to Note 12 of the Notes to Consolidated Financial Statements in the 2013 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments.

13.	GEOGRAPHIC INFORMATION

Revenues are attributed to geographic location based on where the revenue generating product is shipped. The Company's geographic operations are as follows:

in thousands	Three Months Ended		Six Months Ended
Revenue by geographic region:	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

United States	$1,256,306	$1,374,557	$2,529,678	$2,819,134
Europe	121,760	72,002	219,564	125,030
North America, excluding United States	100,502	166,376	210,626	265,860
Asia Pacific	9,206	82,744	20,355	105,224
Africa	—	—	—	3
Australia	879	1,045	4,377	1,288
South America	—	57	32	57
Total revenue	$1,488,653	$1,696,781	$2,984,632	$3,316,596

in thousands	December 31, 2013	June 30, 2013
Inventories by geographic region:
United States	$147,192	$148,336
Europe	9,774	9,504
North America, excluding United States	2,471	4,423
Asia	592	115
Total inventories	$160,029	$162,378

in thousands	December 31, 2013	June 30, 2013
Total assets by geographic region:
United States	$277,392	$293,093
Europe	12,982	11,977
North America, excluding United States	2,471	4,423
Asia	592	115
Total assets	$293,437	$309,608

in thousands	December 31, 2013	June 30, 2013
Total long term assets by segment/geographic region:
United States	$8,961	$9,148
Europe	98	90
Total long-term assets	$9,059	$9,238

14. SUBSEQUENT EVENTS

Effectiveness of Registration Statement
A-Mark filed with the Securities and Exchange Commission a registration statement on Form S-1 relating to the distribution by SGI to its shareholders of all the shares of common stock of the Company. The registration statement was declared effective by the SEC on February 11, 2014.

Distribution of Shares
The spinoff of the Company from SGI was effected on March 14, 2014. On that date, an aggregate of 7,402,664 of shares of A-Mark's common stock were distributed to SGI stockholders of record on February 12, 2014. On March 17, 2014, A-Mark's shares began trading on the NASDAQ Global Select Market under the symbol "AMRK"(see Note 1).

Payment of Dividend
On February 12, 2014, the Board of Directors of the Company declared a dividend to SGI in the aggregate amount of $5.0 million. The dividend was paid on February 26, 2014.

Purchase Agreement
On February 26, 2014, A-Mark entered into a Purchase Agreement with Afinsa, Auctentia and SGI pursuant to which SGI agreed to purchase all shares of SGI’s common stock held by Afinsa and Auctentia, which includes 44,163.76 shares held by Afinsa and 2,988,106.36 shares held by Auctentia, for an aggregate purchase price of $6.4 million, payable in cash at two closings and plus interest as described below. In addition, Afinsa and Auctentia agreed to sell to A-Mark any shares of common stock of A-Mark received by Afinsa and Auctentia in connection with the spinoff of A-Mark.
The first closing under the Purchase Agreement occurred on February 26, 2014. On that date, SGI purchased 50% of the shares of SGI common stock held by Afinsa and Auctentia for $2.10 per share in cash. The shares purchased by SGI at the first closing include the right to receive the shares of common stock of A-Mark distributed in respect thereof in the spinoff. Accordingly, no shares of A-Mark common stock were issued in respect of the shares of SGI common stock purchased from Afinsa and Auctentia at the first closing.
The second closing under the Purchase Agreement is required to occur on or prior to July 1, 2014. At the second closing, SGI will purchase the remaining 50% of shares of SGI common stock held by Afinsa and Auctentia for an aggregate purchase price of $1.0 million and A-Mark will purchase the shares of A-Mark common stock distributed with respect to such shares of SGI common stock in the spinoff for an aggregate purchase price of $2.2 million, in each case together with interest calculated from February 26, 2014 to the date of the second closing at the rate of 4% per annum. The aggregate number of the Company's shares that will be repurchased total 379,033, which will be repurchased at $5.80 per share. The Company will reflect the share purchase obligation as a liability in accordance with ASC Topic 480 Distinguishing Liabilities from Equity in our third quarter condensed consolidated balance sheet. The interest that will accrue will be charged interest expense in prospective periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-Q.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q.

The following discussion should be read in conjunction with the consolidated financial statements and notes contained elsewhere in this is Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Prospectus, particularly in “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements.”
Introduction
Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

•
Executive overview. This section provides a general description of our business, as well as recent significant transactions and events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations by comparing the results for the three and six months ended December 31, 2013 and 2012.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of December 31, 2013. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

•
Critical accounting estimates. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our policies, including critical accounting policies, are summarized in Note 2 to the accompanying condensed consolidated financial statements.

•
Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying condensed consolidated consolidated financial statements, if any.

Executive Overview
Our Business
A-Mark is a full-service precious metals trading company, and an official distributor for many government mints throughout the world. We offer gold, silver, platinum and palladium in the form of bars, plates, powder, wafers, grain, ingots and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin & Bar unit deals in over 200 coin and bar products in a variety of weights, shapes and sizes for distribution to dealers and other qualified purchasers. We have trading centers in Santa Monica, California and Vienna, Austria for buying and selling precious metals. In addition to wholesale and trading activity, A-Mark offers its customers a variety of services, including financing, consignment and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver and platinum coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.
Through our subsidiary Collateral Finance Corporation, referred to as CFC, a licensed California Finance Lender, we offer loans collateralized by numismatic and semi-numismatic coins and bullion to coin and metal dealers, investors and collectors. Through our Transcontinental Depository Services subsidiary, referred to as TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors and collectors around the world. TDS started doing business in 2012. Our storage business generates less than 1% of total revenues for each of the periods presented. Our financing business generates interest income that is not classified as revenues. If interest income generated by the financing business were classified as revenues, it would represent less than 1% of our total revenues for each of the periods presented.
Our Strategy
The Company has grown from a small numismatics firm in 1965 to a significant participant in the bullion and coin markets, with over $7 billion in revenues for the year ended June 30, 2013. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, particularly in Europe, and the scope of complementary products and services that we offer to our customers. We intend to promote our growth by leveraging off of our existing, integrated operations; the depth of our customer relations; our access to market makers, suppliers and government and other mints; our trading offices in the U.S. and Europe, which are open 17 hours a day 5 days a week; our expansive precious metals dealer network; our depository relationships around the world; our logistical capabilities; our trading expertise; and the quality and experience of our management team.
Our Business Operations
The Company sells gold, silver, platinum and palladium products to a wide array of customers, including financial institutions, bullion retailers, industrial manufacturers, and sovereign mints.  The Company makes a two way market, which results in many customers also operating as our suppliers.  This diverse base of customers purchases a variety of products from the Company in a multitude grades primarily in the form of coins and bars.

Factors Affecting Revenues and Gross Profits
The Company operates in a high volume low margin industry.  Revenues are impacted by three primary factors, product volume, market prices and market volatility. A material change in any one or more of these factors may result in a significant change in the Company’s revenues. A significant increase or decrease in revenues can occur simply based on changes in the underlying commodity prices and may not be reflective of an increase or decrease in the volume of products sold.

Gross profit is the difference between our revenues and the cost of our products. Since we quote prices based on the current commodity market prices for precious metals, we enter in to a combination of forward and futures contracts exclusively to effect a hedge position equal to the underlying precious metal commodity value, which substantially represents inventory subject to price risk.  We enter into these derivative transactions solely for the purpose of hedging our inventory, and not for speculative purposes. Our gross profit includes the gains and losses resulting from these derivative instruments. However, the gains and losses on the derivative instruments are substantially offset by the gains and losses on the corresponding changes in the market value of our precious metals inventory. As a result, our results of operations generally are not materially impacted by changes in commodity prices.

Volatility also affects our gross profits. Greater volatility typically causes the trading spreads to widen resulting in an increase in the gross profit.

The Company has also been able recently to increase incremental margins, with a corresponding increase in gross profits, through certain distribution contracts and strategic partnerships.   Under these arrangements, the Company sells unique bullion products to distributors for marketing to the retail public, under its standard trading terms with no right of return.  The related distribution contracts provide the Company with higher margins than its ordinary trading activities.

Fiscal Year
Our fiscal year end is June 30 each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three and Six Months Ended December 31, 2013 and 2012
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended December 31, 2013 and 2012 are as follows:

	Three Months Ended December 31, 2013		Three Months Ended December 31, 2012		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$1,488,653	100.0%	$1,696,781	100.0%	$(208,128)	(12.3)%
Gross profit	7,834	0.5%	6,254	0.4%	1,580	25.3%
General and administrative expenses	(4,503)	(0.3)%	(2,994)	(0.2)%	1,509	50.4%
Interest income	1,403	0.1%	2,114	0.1%	(711)	(33.6)%
Interest expense	(889)	(0.1)%	(945)	(0.1)%	(56)	(5.9)%
Unrealized gain on foreign exchange	24	—%	48	—%	(24)	NM
Net income before provision for income taxes	3,869	0.3%	4,477	0.3%	(608)	(13.6)%
Provision for income taxes	(1,621)	(0.1)%	(1,991)	(0.1)%	370	(18.6)%
Net income	$2,248	0.2%	$2,486	0.1%	$(238)	(9.6)%
_____________________
NM = Not meaningful.

in whole amounts	Three Months Ended December 31,
Basic and diluted weighted average income per common share	2013	2012	Increase / (decrease)	% of Increase / (decrease)
Basic - net income (1)	$0.29	$0.32	$(0.03)	(9.4)%
Diluted - net income (1)	$0.29	$0.32	$(0.03)	(9.4)%
____________________
(1) = Basic and diluted income per share based on historical SGI basic and fully diluted share figures, adjusted on a pro-forma basis of one share of A-Mark stock issued for every four shares of SGI stock held.

The operating results of our business for the six months ended December 31, 2013 and 2012 are as follows:

	Six Months Ended December 31, 2013		Six Months Ended December 31, 2012		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$2,984,632	100.0%	$3,316,596	100.0%	$(331,964)	(10.0)%
Gross profit	14,817	0.5%	11,288	0.3%	3,529	31.3%
General and administrative expenses	(8,152)	(0.3)%	(6,087)	(0.2)%	2,065	33.9%
Interest income	2,907	0.1%	4,166	0.1%	(1,259)	(30.2)%
Interest expense	(1,877)	(0.1)%	(1,874)	(0.1)%	3	0.2%
Unrealized gain on foreign exchange	60	—%	22	—%	38	NM
Net income before provision for income taxes	7,755	0.3%	7,515	0.2%	240	3.2%
Provision for income taxes	(3,141)	(0.1)%	(3,344)	(0.1)%	203	(6.1)%
Net income	$4,614	0.2%	$4,171	0.1%	$443	10.6%
_____________________
NM = Not meaningful.

in whole amounts	Six Months Ended December 31,
Basic and diluted weighted average income per common share	2013	2012	Increase / (decrease)	% of Increase / (decrease)
Basic - net income (1)	$0.60	$0.53	$0.07	13.2%
Diluted - net income (1)	$0.59	$0.52	$0.07	13.5%
_____________________
(1) = Basic and diluted income per share based on historical SGI basic and fully diluted share figures, adjusted on a pro-forma basis of one share of A-Mark stock issued for every four shares of SGI stock held.

Revenues
Revenues for the three months ended December 31, 2013 decreased $208.1 million, or 12.3%, to $1.49 billion from $1.70 billion in 2012. Revenues for the six months ended December 31, 2013 decreased $332.0 million, or 10.0%, to $2.98 billion from $3.32 billion in 2012. Our revenues decreased primarily due to a decline in the commodity price for gold and silver. The Company also reported a decrease in ounces of gold sold largely offset by a good increase in silver ounces sold during the three and six months ended December 31, 2013 compared to 2012.

Gross Profit
Gross profit for the three months ended December 31, 2013 increased by $1.6 million, or 25.3%, to $7.8 million from $6.3 million in 2012. For the six months ended December 31, 2013, gross profit increased by $3.5 million, or 31.3% to $14.8 million from $11.3 million in 2012. The Company’s gross profit and profit margin percentage improved as a result of higher demand for silver custom products through certain distribution contracts. Sales of unique bullion products to distributors for marketing to the retail public provide the Company with higher margins than its ordinary trading activities during both periods.
General and Administrative Expenses
General and administrative expenses increased $1.5 million, or 50.4%, to $4.5 million in the three months ended December 31, 2013 from $3.0 million in 2012. For the six months ended December 31, 2013, general and administrative expenses increased $2.1 million, or 33.9%, to $8.2 million from $6.1 million in 2012. The increase is primarily due to bonus expense, recruiting and retention fees incurred during the period related to the addition of a key employee and the sale of the M.F. Global, Inc. ("MFGI")claim during December 2012. During the second quarter of fiscal 2012, we recorded a $2.1 million reserve for a potential shortfall in our commodities accounts with MFGI; this reserve was reduced to $1.1 million in a subsequent quarter. Eventually, the MFGI account was settled in the second quarter of fiscal 2013, which resulted in a positive impact to the provision doubtful accounts of $0.7 million. Going forward as a public company, we will incur significant general and administrative expenses, such as legal, accounting and other expenses that we did not incur as a private company.

Interest Income
Interest income decreased $0.7 million, or 33.6%, to $1.4 million for the three months ended December 31, 2013 from $2.1 million in 2012. For the six months ended December 31, 2013, interest income decreased $1.3 million, or 30.2%, to $2.9 million from $4.2 million in 2012. The decreases were primarily due to lesser financing and liquidity service business.
Interest Expense
Interest expense for the three months ended December 31, 2013 decreased $0.06 million, or 5.9% to $0.89 million from $0.95 million in 2012. For the six months ended December 31, 2013, interest expense increased $0.003 million, or 0.2% to $1.877 million from $1.874 million in 2012. The increase was related primarily to usage of our line of credit (the “Trading Credit Facility”). We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. We utilize our lines of credit extensively for working capital requirements.
Provision for Income Taxes
Our provision for income taxes on was $1.6 million and $2.0 million for the three months ended December 31, 2013 and 2012, respectively. Our effective tax rate was approximately 41.9% and 44.5% for the three months ended December 31, 2013 and 2012, respectively. Our provision for income taxes was $3.1 million and $3.3 million for the six months ended December 31, 2013 and 2012, respectively. Our effective tax rate was approximately 40.5% and 44.5% for the six months ended December 31, 2013 and 2012, respectively. The primary difference in the effective tax rate between the six months ended December 31, 2013 and 2012 is the result of the Company recording state timing differences. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials.
Our effective rate could be adversely affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Our effective rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.
Earnings per Share
Basic earnings per share decreased $0.03 to $0.29 for the three months ended December 31, 2013, from $0.32 in 2012, and diluted earnings per share decreased $0.03 to $0.29 from $0.32 in 2012. For the six months ended December 31, 2013, basic earnings per share increased $0.07 to $0.60 from $0.53, and diluted earnings per share increased by $0.07 to $0.59 from $0.52 in 2012. The change in both basic and diluted earnings per share was primarily due to the increase in our net earnings from the factors mentioned above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following summarizes cash flow components for the six months ended December 31, 2013 and 2012:

	Six Months Ended December 31,
in thousands	2013	2012

Cash provided by operating activities	$762	$37,424
Cash used in investing activities	$(264)	$(157)
Cash used in financing activities	$(7,048)	$(37,299)
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodities.
Operating activities provided $0.8 million in cash for the six months ended December 31, 2013 and provided $37.4 million in cash for the six months ended December 31, 2012, respectively. Primary sources of cash in our operating cash flows from operations for the six months ended December 31, 2013 include the impact related to changes in receivables and inventory balances, of $7.5 million and $2.3 million, respectively. This was partially offset by a use of cash for the six months ended December 31, 2013 related to changes in payables to SGI, accounts payable, accrued expenses, and liabilities on borrowed metals of $1.9 million, $1.4 million, $1.6 million and $8.9 million, respectively. Primary sources of cash in operating cash flows for the six months ended December 31, 2012 include the impact related to changes receivables, inventory, liabilities on borrowed metals balances, of $14.8 million, $18.0 million and $8.1 million, respectively. This was partially offset by a use of cash for the six months ended December 31, 2012 related to changes in accounts payable, accrued liabilities and payables to SGI balances, of $2.7 million, $2.1 million and $2.4 million, respectively.

Our investing activities used cash in the six months ended December 31, 2013 of $0.3 million and used cash of $0.2 million in the six months ended December 31, 2012. A primary use of cash in the six months ended December 31, 2013 was for capital expenditures for property and equipment of $0.3 million. Cash flows used by investing activities of $0.2 million million during the six months ended December 31, 2012 was primarily attributable to capital expenditures for property and equipment.
Our financing activities used $7.0 million for the six months ended December 31, 2013 and used $37.3 million for the six months ended December 31, 2012. We had net borrowings $11.0 million under lines of credit for the six months ended December 31, 2013 compared to net repayments of $11.5 million in the six months ended December 31, 2012. Additionally, we paid $5.0 million of dividends for the six months ended December 31, 2013 compared to payments of $15.0 million in the six months ended December 31, 2012. Furthermore, during the six months ended December 31, 2013, we had a net reduction in our product financing arrangement obligations of $13.0 million. During the six months ended December 31, 2012, we also had net net reduction in our product financing arrangement obligations of $10.8 million.

Liability on Borrowed Metals
We borrow precious metals from our suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $11.2 million and $20.1 million at December 31, 2013 and at June 30, 2013, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $0.0 million and $9.0 million as of December 31, 2013 and June 30, 2013, respectively.

Obligation Under Product Financing Agreement
We have entered into an agreement for the sale of gold and silver at a fixed price to a third party. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the obligation under product financing arrangement and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of sales. Such obligation totaled $25.5 million and $38.6 million as of December 31, 2013 and June 30, 2013, respectively.

Lines of Credit
The Company has a Trading Credit Facility is with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of December 31, 2013, the maximum of the Trading Credit Facility was $170.0 million. We routinely uses the Trading Credit Facility to purchase precious metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on the one month London Interbank Offered Rate (“LIBOR”) plus a margin. The one month LIBOR rate was approximately 0.17% and 0.19% as of December 31, 2013 and June 30, 2013, respectively, Borrowings are due on demand and totaled $106.0 million and $95.0 million for lines of credit and $0.0 million and $9.0 million for letters of credit at December 31, 2013 and at June 30, 2013, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. The amounts available under the Trading Credit Facility are formula based and totaled $64.0 million and $66.0 million at December 31, 2013 and June 30, 2013, respectively. A financial institution may cancel its participation in the Trading Credit Facility at any time by written notice to the Company.
As of December 31, 2013, the Trading Credit Facility had certain restrictive financial covenants, which required the Company and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. The Company’s and SGI’s tangible net worth as of December 31, 2013 was $44.6 million and $61.3 million, respectively. The minimum tangible net worth requirement of SGI was eliminated as of the effective date of the spinoff.

Separately, A-Mark has another line of credit with this lender totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. As of December 31, 2013, the total amount borrowed with this lender was $23.0 million, which consisted of $18.0 million by A-Mark and $5.0 million by SNI. The A-Mark and SNI lines represent two entirely separate lines of credit under which neither party has a performance obligation for the other should an event of default occur. Amounts available for borrowing under this Collectible Credit Facility as of December 31, 2013 were $0.0 million. As of June 30, 2013, the total amount borrowed was $23.0 million, $5.0 million by SNI and $18.0 million by A-Mark.

Dividends
The Company has not made a determination regarding our policy on the payment of dividends. Our board or directors will make a determination on the payment of regular dividends based upon our financial performance, need for operating liquidity, applicable covenants in our financing agreements, business development and expansion programs, market expectations and other relevant factors.

Contractual Obligations, Contingent Liabilities, and Commitments

Commodities Risk and Derivatives
We use a variety of strategies to manage our risk including fluctuations in commodity prices for precious metals. See Note 11 in the accompanying condensed consolidated financial statements and Quantitative and Qualitative Disclosure about Market Risk. Our inventories consist of, and our trading activities involve, precious metals and precious metal products, whose prices are linked to the corresponding precious metals prices. Inventories purchased or borrowed by us are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.
Open sales and purchase commitments in our trading activities are subject to changes in value between the date the purchase or sale price is fixed (the trade date) and the date the metal is received or delivered (the settlement date). We seek to minimize the effect of price changes of the underlying commodity through the use of forward and futures contracts.
Our policy is to substantially hedge our underlying precious metal commodity inventory position, net of open sales and purchase commitments, which is subject to price risk. We regularly enter into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers.
Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3, 7 and 11 to the accompanying condensed consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as cost of sales. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of income for the three and six months ended December 31, 2013 were $7.6 million and $(10.0) million, respectively. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and six months ended December 31, 2012 were $(28.4) million and $(8.2) million, respectively.

The contract amounts of these forward and futures contracts and the open sales and purchase orders are not reflected in the accompanying condensed consolidated balance sheets. The contracts are recorded at fair value, which is the difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. Our open sales and purchase commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2013 are scheduled to settle within 30 days.

We are exposed to the risk of failure of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At December 31, 2013, we believe our risk of counterparty default is mitigated based on our evaluation, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

The following table summarizes the results of our hedging activities as follows at December 31, 2013 and at June 30, 2013:

in thousands	December 31, 2013	June 30, 2013
Inventory	$160,029	$162,378
Less unhedgable inventory:
Premium on metals position	(3,336)	(1,787)
Subtotal	156,693	160,591
Commitments at market:
Open inventory purchase commitments	391,320	461,883
Open inventory sales commitments	(138,805)	(272,044)
Margin sales commitments	(15,765)	(13,651)
In-transit inventory no longer subject to market risk	(15,522)	(24,221)
Unhedgable premiums on open commitment positions	1,601	2,107
Inventory borrowed from suppliers	(11,226)	(20,117)
Product financing obligation	(25,506)	(38,554)
Advances on industrial metals	(3,254)	33
Inventory subject to price risk	339,536	256,027
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	167,928	84,999
Precious metals futures contracts at market values	171,728	171,272
Total market value of derivative financial instruments	339,656	256,271
Net inventory subject to price risk, Company consolidated basis	$(120)	$(244)

in thousands	December 31, 2013	June 30, 2013
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(120)	$(244)
Open inventory sales commitments with affiliates	(256)	(1,402)
Open inventory purchase commitments with affiliates	287	1,282
Net inventory subject to price risk, Company stand-alone basis	$(89)	$(364)

As of December 31, 2013 and June 30, 2013, we had the following outstanding sales and purchase commitments:

in thousands	December 31, 2013	June 30, 2013

Purchase commitments	$391,320	$461,883
Sales commitments	(138,805)	(272,044)
Margin sales commitments	(15,765)	(13,651)
Open forward contracts	167,928	84,999
Open futures contracts	171,728	171,272

Counterparty Risk
We manage our counterparty risk by setting credit and position risk limits with our trading counterparties. These limits include gross position limits for counterparties engaged in sales and purchase transactions with us. They also include collateral limits for different types of sales and purchase transactions that counter parties may engage in from time to time.

Capital Resources
We believe that our current cash and cash equivalents, availability under the Trading Credit Facility, and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months.
* * *

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could materially differ from our estimates.
Our significant accounting policies are discussed in Notes 1 and 2, Description of Business and Summary of Significant Accounting Policies, respectively, of the Notes to the accompanying consolidated financial statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Form S-1. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
Revenue Recognition
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. We record sales of precious metals upon the transfer of title, which occurs upon receipt by customer. We record revenues from our metal assaying and melting services after the related services are completed and the effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire.

We account for our metals and sales contracts using settlement date accounting. Pursuant to such accounting, we recognize the sales or purchases of the metals at the settlement date. During the period between trade and settlement dates, we have essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. We records the derivatives at the trade date with corresponding unrealized gains or losses which are reflected in the cost of precious metals sold in the consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. Sales which are physically settled are recognized at the gross amount in the condensed consolidated statements of income.

Inventories
The Company's inventories primarily include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the cost of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The premium is included in the cost of the inventory, paid at acquisition, and is a component of the total fair market value of the inventory. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged.

The Company’s inventories are subsequently recorded at their fair market values. Daily changes in fair market value are recorded in the income statement through cost of sales and are offset by hedging derivatives, with changes in fair value of the hedging derivatives also recorded in cost of sales in the condensed consolidated statements of income. The premium component of market value included in the inventories as of December 31, 2013 and June 30, 2013 totaled $3.3 million and $1.8 million, respectively. For the six months ended December 31, 2013 and 2012, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $0.7 million and $0.9 million, respectively.

Inventories included amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $11.2 million and $20.1 million as of December 31, 2013 and June 30, 2013, respectively. The Company mitigates market risk of its physical inventories through commodity hedge transactions (see Note 11).

Inventory includes amounts for obligations under product financing agreement. A-Mark entered into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to A-Mark at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $25.5 million and $38.6 million as of December 31, 2013 and June 30, 2013, respectively (see Note 10).

The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2013 and June 30, 2013 totaled $5.4 million and $2.6 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.

Goodwill and Other Purchased Intangible Assets
We evaluate goodwill and other indefinite life intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite life intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. We may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, a two-step impairment test is performed. This first step in this test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. In accordance with ASU 2011-08, we performed a Step 0 assessment on our goodwill, totaling $4.9 million, and determined no impairment was necessary as of June 30, 2013.
We utilize the discounted cash flow method to determine the fair value of the Company. In calculating the implied fair value of the Company's goodwill, the present value of the Company's expected future cash flows is allocated to all of the other assets and liabilities of the Company based on their fair values. The excess of the present value of the Company's expected future cash flows over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.
Estimates critical to these calculations include projected future cash flows, discount rates, royalty rates, customer attrition rates and foreign exchange rates. Imprecision in estimating unobservable market inputs can impact the carrying amount of assets on the balance sheet. Furthermore, while we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain assets could result in a different estimate of fair value at the reporting date. Refer to Note 6 to the accompanying consolidated financial statements for a further discussion of the methodology and inputs used to arrive at our determination of the goodwill and other purchased intangible assets associated with our purchase transaction and related impairment.
Income Taxes
As part of the process of preparing our consolidated financial statements, we required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business, in accordance with the Income Taxes Topic 740 of the ASC. We compute our annual tax rate based on the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we earn income. Significant judgment is required in determining our annual tax rate and in evaluating uncertainty in its tax positions. We recognize a benefit for tax positions that we believe will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that we believe has more than a 50% probability of being realized upon settlement. We regularly monitor our tax positions and adjust the amount of recognized tax benefit based on our evaluation of information that has become available since the end of our last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, we do not consider information that has become available after the balance sheet date, but do disclose the effects of new information whenever those effects would be material to our consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the consolidated balance sheet principally within income taxes payable. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include our consideration of future taxable income and ongoing prudent and feasible tax planning strategies.

Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Changes in recognized tax benefits and changes in valuation allowances could be material to our results of operations for any period, but is not expected to be material to our consolidated financial position.

We account for uncertainty in income taxes under the provisions of Topic 740 of the ASC. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the consolidated statements of income. Please refer to Note 8 to the accompanying consolidated financial statements for further discussion regarding these provisions.

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The factors used to assess the likelihood of realization include our forecast of the reversal of temporary differences, future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings.

Based on our assessment it appears more likely than not that the net deferred tax assets will be realized through future taxable income. Accordingly, no valuation allowance has been established against any of the deferred tax assets. We will continue to assess the need for a valuation allowance for our remaining deferred tax assets in the future.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope about Offsetting Assets and Liabilities, which limited the scope of ASU No. 2011-11 guidance to derivatives, repurchase type agreements, and securities borrowing and lending activity. These ASUs require an entity to disclose gross and net information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Both ASUs are effective for annual and interim periods beginning on or after January 1, 2013. The adoption of the accounting standards in these updates did not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
We are subject to commodity price risk through our principal business, the purchase and sale of precious metals in the form of gold, silver platinum and palladium. We enter in to a combination of futures and forward transactions to substantially hedge our net exposure to changes in the underlying commodity prices. Consistent with the use of these contracts to neutralize the effect of commodity price fluctuations, such unrealized losses or gains are offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward and futures contracts and the offsetting underlying commitments do not create material market risk. As of December 31, 2013, we had $339.5 million in commodity price risk related entirely to our inventories and related commitments and $339.7 million in corresponding forwards and futures contracts. As of June 30, 2013, we had $256.0 million in commodity price risk related entirely to our inventories and related commitments and $256.3 million in corresponding forwards and futures contracts.

Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to the sale of precious metals priced in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed denominated receipts related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains are offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk. As of December 31, 2013, we had $7.8 million in foreign currency denominated transactions and $4.6 million in foreign currency forward contracts. As of June 30, 2013, we had $0.1 million in foreign currency denominated transactions and $0.3 million in foreign currency forward contracts.

Interest Rate Risk
Interest under our Trading Credit Facility is based on short term (primarily LIBOR) based interest rates. An increase in LIBOR rates would increase our underlying interest expense. Such increases would likely be substantially offset by an increase in the rates charged for our finance products and services. Market risk is further mitigated due to the highly liquid nature of our inventories which allow us to significantly reduce our borrowings in a short period of time. As a result, an increase in interest rates does not create material market risk.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon this evaluation, our Chief Executive Officer and Chief Accounting Officer, which position constitutes our principal financial officer within the meaning of SEC regulations, concluded that, as of that date, our disclosure controls and procedures were not effective.
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company operated with inadequate and insufficient accounting and finance resources to ensure timely and reliable financial reporting. As a result of this material weakness, the Company's management has concluded that, as of December 31, 2013, its internal control over financial reporting was not effective. To remediate this material weakness, during fiscal 2014, we intend to:

•	Determine the appropriate complement of corporate accounting and finance personnel required to ensure timely and reliable financial reporting, and;

•	Hire the requisite additional personnel and/or contractors with public company accounting and reporting experience, and;

•
Organize and design our internal review and evaluation process to include more formal management oversight of the methods and review procedures utilized and the conclusions reached, including for purposes of evaluating and ensuring the sufficiency of accounting resources.

We can give no assurance that the measures we take will remediate the material weakness that we identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate.

The existence of one or more other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be adversely affected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal proceedings arising in the ordinary course of its business. Based on the information currently available, we are not currently a party any legal proceeding that management believes would have a material adverse effect on our consolidated financial position, cash flows or operations.

ITEM 1A. RISK FACTORS
Risks Relating to Our Business Generally
Our business is heavily dependent on our credit facility.
Our business depends substantially on our ability to obtain financing for our operations. A-Mark’s borrowing facility, which we refer to as the Trading Credit Facility, provides A-Mark and CFC with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility is a demand facility with a variable rate interest in which five lending institutions participate.  A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes.  Our CFC subsidiary also uses the facility to finance its lending activities.

An institutional participant in the Trading Credit facility can withdraw at any time on written notice to the Company.  The loss of one or more of the lines under the Trading Credit Facility, and the failure of A-Mark to replace those lines, would reduce the financing available to the Company and could limit our ability to conduct our business, including the lending activity of our CFC subsidiary.  There can be no assurance that we could procure replacement financing if all or part of the Trading Credit Facility were terminated, on commercially acceptable terms and on a timely basis, or at all.

Because the Trading Credit Facility is a demand facility, the lenders may require us to repay the indebtedness outstanding under the facility at any time.  They may require repayment of the indebtedness even if we are in compliance with the financial and other covenants under the Trading Credit Facility.  If the lenders were to demand repayment, we may not at the time have the financial resources to comply. As of December 31, 2013, the maximum available amount to borrow under the Trading Credit Facility was $170.0 million. Borrowings totaled $106.0 million so that the amounts available under the Trading Credit Facility was $64.0 million.

Because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus a margin and vary by financial institution. The LIBOR rate was approximately 0.17% and 0.19% as of December 31, 2013 and June 30, 2013, respectively.

A change in the rates of interest charged by the lenders could adversely impact our profitability in a number of ways.

•
The prices that we charge our trading customers include an interest carrying factor that reflects our cost of funds. The trading business is highly price competitive, and characterized by narrow margins. If our cost of funds increases and we cannot pass on the increase to our customers, we will lose sales.

•
We borrow to finance, in part, our inventory of precious metals and coins. If our interest costs increase, we would either have to absorb the increased costs, cutting into our margins, or reduce our inventory levels, which could adversely impact our ability to service our customers.

•
In certain cases, our ability to offer customers financing for their purchases of precious metals and coins at competitive rates is an important factor the customers’ decision to transact with us. The financing we provide to our customers is funded, in part, through the borrowings under our credit facility. If our borrowing costs increase, and our customers are unwilling to finance their purchases at the higher rates, we would lose sales.

We could suffer losses with our financing operations.
We engage in a variety of financing activities with our customers:

•
Receivables from our customers with whom we trade in precious metal products are effectively short-term, non-interest bearing extensions of credit that are, in most cases, secured by the related products maintained in the Company’s possession or by a letter of credit issued on behalf of the customer. On average, these receivables are outstanding for periods of between 8 and 9 days.

•
The Company operates a financing business through CFC that makes secured loans at loan to value ratios—principal loan amount divided by the "liquidation value", as conservatively estimated by management, of the collateral—of, in most cases, 50% to 80%. These loans are both variable and fixed interest rate loans, with maturities from six to twelve months.

•	We make advances to our customers on unrefined metals secured by materials received from the customer. These advances are limited to a portion of the materials received.

•	The Company makes unsecured, short-term, non-interest bearing advances to wholesale metals dealers and government mints.

•	The Company periodically extends short-term credit through the issuance of notes receivable to approved customers at interest rates determined on a customer-by-customer basis.
Our ability to minimize losses on the credit that we extend to our customers depends on a variety of factors, including:

•	our loan underwriting and other credit policies and controls designed to assure repayment, which may prove inadequate to prevent losses;

•
our ability to sell collateral upon customer defaults for amounts sufficient to offset credit losses, which can be affected by a number of factors outside of our control, including (i) changes in economic conditions, (ii) increases in market rates of interest and (iii) changes in the condition or value of the collateral; and

•	the reserves we establish for loan losses, which may prove inadequate.
Our business is dependent on a concentrated customer base.
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. A-Mark's top two customers represented 23.6% and 1.9%, respectively, of trading revenues for the the six months ended December 31, 2013. For the fiscal year ended June 30, 2013, A-Mark's top three customers represented 11.4%, 11.2% and 10.7%, respectively of our revenues. If our relationships with these customers deteriorated, or if we were to lose one or more of these customers, our business would be materially adversely affected.
The loss of a government purchaser/distributorship arrangement could materially adversely affect our business.
A-Mark’s business is heavily dependent on its purchaser/distributorship arrangements with various governmental mints. Our ability to offer numismatic coins and bars to our customers on a competitive basis is based on the ability to purchase products directly from a government source. The arrangements with the governmental mints may be discontinued by them at any time. The loss of an authorized purchaser/distributor relationship, including with the U.S. Mint could have a materially adverse effect on our business.
The materials held by A-Mark are subject to loss, damage, theft or restriction on access.
A-Mark has significant quantities of high-value precious metals on site, at third-party depositories and in transit. There is a risk that part or all of the gold and other precious metals held by A-Mark, whether on its own behalf or on behalf of its customers, could be lost, damaged or stolen. In addition, access to A-Mark’s gold could be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Although we maintain insurance on terms and conditions that we consider appropriate, we may not have adequate sources of recovery if our precious metals inventory is lost, damaged, stolen or destroyed, and recovery may be limited. Among other things, our insurance policies exclude coverage in the event of loss as a result of terrorist attacks or civil unrest.
Our business is subject to the risk of fraud and counterfeiting.
The precious metals (particularly bullion) business is exposed to the risk of loss as a result of “materials fraud” in its various forms. We seek to minimize our exposure to this type of fraud through a number of means, including third-party authentication and verification, reliance on our internal experts and the establishment of procedures designed to detect fraud. However, there can be no assurance that we will be successful in preventing or identifying this type of fraud, or in obtaining redress in the event such fraud is detected.
Our business is influenced by political conditions and world events.
The precious metals business is especially subject to global political conditions and world events. Precious metals are viewed by some as a secure financial investment in times of political upheaval or unrest, particularly in developing economies, which may drive up pricing. The volatility of the commodity prices for precious metals is also likely to increase in politically uncertain times. Conversely, during periods of relative international calm precious metal volatility is likely to decrease, along with demand, and the prices of precious metals may retreat. Because our business is dependent on the volatility and pricing of precious metals, we are likely to be influenced by world events more than businesses in other economic sectors.
We have significant operations outside the United States.
We derive over 15% of our revenues from business outside the United States, including from customers in developing countries. Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries. These include risks of general applicability, such as the need to comply with multiple regulatory regimes; trade protection measures and import or export licensing requirements; and fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates. Currently, we do not conduct substantial business with customers in developing countries. However, if our business in these areas of the world were to increase, we would also face risks that are particular to developing countries, including the difficulty of enforcing agreements, collecting receivables; protecting inventory and other assets through foreign legal systems; limitations on the repatriation of earnings; currency devaluation and manipulation of exchange rates; and high levels of inflation.
We try to manage these risks by monitoring current and anticipated political, economic, legal and regulatory developments in the Company’s outside the United States in which we operate or have customers and adjusting operations as appropriate, but there can be no assurance that the measures we adopt will be successful in protecting the Company’s business interests.
We are dependent on our key management personnel and our trading experts.
Our performance is dependent on our senior management and certain other key employees. We have employment agreements with Greg Roberts, our CEO, and with three other employees, our president, a senior vice president and our chief operating officer. These employment agreements all expire at the end of fiscal 2016. These and other employees have expertise in the trading markets, have industry-wide reputations, and perform critical functions for our business. We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees. Also, there is significant competition for skilled precious metals traders and other industry professionals. The loss of our current key officers and employees, without the ability to replace them, would materially and adversely affect our business.
We are focused on growing our business, but there is no assurance that we will be successful.
We expect to grow both organically and through opportunistic acquisitions. We have devoted considerable time, resources and efforts over the past few years to our growth strategy. These efforts have placed, and are expected to continue to place, demands on our management and other personnel and resources, and have required, and will continue to require, timely and continued investment in facilities, personnel and financial and management systems and controls. We may not be successful in implementing our growth initiatives, which could adversely affect our business.
Liquidity constraints may limit our ability to grow our business.
To accomplish our growth strategy, we will require adequate sources of liquidity to fund both our existing business and our expansion activity. Currently, our sources of liquidity are the cash that we generate from operations and our borrowing availability under the Trading Credit Facility. There can be no assurance that these sources will be adequate to support the growth that we are hoping to achieve or that additional sources of financing for this purpose, in the form of additional debt or equity financing, will be available to us, on satisfactory terms or at all. Also, the Trading Credit Facility contains, and any future debt financing is likely to contain, various financial and other restrictive covenants. The need to comply with these covenants may limit our ability to implement our growth initiatives.
We expect to grow in part through acquisitions, but an acquisition strategy entails risks.
We expect to grow in part through acquisitions. We will consider potential acquisitions of varying sizes and may, on a selective basis, pursue acquisitions or consolidation opportunities involving other public companies or privately held companies. However, it is possible that we will not realize the expected benefits from our acquisitions or that our existing operations will be adversely affected as a result of acquisitions. Acquisitions entails certain risks, including: unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations; difficulty in assimilating the operations and personnel of the acquired company within our existing operations or in maintaining uniform standards; loss of key employees of the acquired company; and strains on management and other personnel time and resources both to research and integrate acquisitions.

We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient to fund future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase or shareholders may be diluted as we implement our growth strategy.
We are subject to government regulations, and the cost of compliance could increase.
There are various federal, state, local and foreign laws, ordinances and regulations that affect our trading business. For example, we are required to comply with a variety of anti-money laundering and know-your customer rules in response to the USA Patriot Act.
The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These new rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the DRC) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The first conflict minerals report required by the new rules is due by May 31, 2014 and annually thereafter. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of gold used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of gold used in our products. Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for the gold used in our products or to determine that the gold is conflict free.
CFC operates under a California Finance Lenders License issued by the California Department of Corporations. CFC is required to submit a finance lender law annual report to the state which summarizes certain loan portfolio and financial information regarding CFC. The Department of Corporations may audit the books and records of CFC to determine whether CFC is in compliance with the terms of its lending license.
There can be no assurance that the regulation of our trading and lending businesses will not increase or that compliance with the applicable regulations will not become more costly or require us to modify our business practices.
We operate in a highly competitive industry.
The business of buying and selling precious metals is global and highly competitive. The Company competes with precious metals trading firms and banks throughout North America, Europe and elsewhere in the world, some of whom have greater financial and other resources, and greater name recognition, than the Company. We believe that, as a full service firm devoted exclusively to precious metals trading, we offer pricing, product availability, execution, financing alternatives and storage options that are attractive to our customers and allow us to compete effectively. We also believe that our purchaser/distributorship arrangements with various governmental mints give us a competitive advantage in our coin distribution business. However, given the global reach of the precious metals trading business, the absence of intellectual property protections and the availability of numerous, evolving platforms for trading in precious metals, we cannot assure you that A-Mark will be able to continue to compete successfully or that future developments in the industry will not create additional competitive challenges.
We rely extensively on computer systems to execute trades and process transactions, and we could suffer substantial damages if the operation of these systems were interrupted.
We rely on our computer and communications hardware and software systems to execute a large volume of trading transactions each year. It is therefore critical that we maintain uninterrupted operation of these systems, and we have invested considerable resources to protect our systems from physical compromise and security breaches and to maintain backup and redundancy. Nevertheless, our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our ability to provide quotations or trading services in the interim, and we may face costly litigation.
We are in the process of developing an electronic trading platform that will allow our customers to place orders with us using a computerized interface. While we believe that this platform will offer many advantages to us and our customers in terms of efficiency and ease of operation, there can be no assurance that we will be successful in implementing this platform, in a manner that will be attractive to our customers or at all. Also, as in any new systems, we may experience operational difficulties with the platform in the early stages of its use, which could adversely affect relationships with our customers.

If our customer data were breached, we could suffer damages and loss of reputation.
By the nature of our business, we maintain significant amounts of customer data on our systems. Moreover, certain third party providers have access to confidential data concerning the Company in the ordinary course of their business relationships with the Company. In recent years, various companies, including companies that are significantly larger than us, have reported breaches of their computer systems that have resulted in the compromise of customer data. Any significant compromise or breach of customer or company data held or maintained by either the Company or our third party providers could significantly damage our reputation and result in costs, lost trades, fines and lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches.
Risks Relating to Commodities
A-Mark’s business is heavily influenced by volatility in commodities prices.
A primary driver of A-Mark’s profitability is volatility in commodities prices, which lead to wider bid and ask spreads. Among the factors that can impact the price of precious metals are supply and demand of precious metals; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators such as hedge funds. If commodity prices were to stagnate, there would likely be a reduction in trading activity, resulting in less demand for the services A-Mark provides, which could materially adversely affect our business, liquidity and results of operations.
This volatility may drive fluctuation of our revenues, as a consequence of which our results for any one period may not be indicative of the results to be expected for any other period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our business is exposed to commodity price risks, and our hedging activity to protect our inventory is subject to risks of default by our counterparties.
A-Mark’s precious metals inventories are subject to market value changes created by change in the underlying commodity price, as well as supply and demand of the individual products the Company trades. In addition, open sales and purchase commitments are subject to changes in value between the date the purchase or sale is fixed (the trade date) and the date metal is delivered or received (the settlement date). A-Mark seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. A-Mark’s policy is to remain substantially hedged as to its inventory position and its individual sales and purchase commitments. A-Mark’s management monitors its hedged exposure daily. However, there can be no assurance that these hedging activities will be adequate to protect the Company against commodity price risks associated with A-Mark’s business activities.
Furthermore, even if we are fully hedged as to any given position, there is the risk of default by our counterparties to the hedge. Any such default could have a material adverse effect on our financial position and results of operations.
Increased commodity pricing could limit the inventory that we are able to carry.
We maintain a large and varied inventory of precious metal products, including bullion and coins, in order to support our trading activities and provide our customers with superior service. The amount of inventory that we are able to carry is constrained by the borrowing limitations and working capital covenants under our credit facility. If commodity prices were to rise substantially, and we were unable to modify the terms of our credit facility to compensate for the increase, the quantity of product that we could finance, and hence maintain, in our inventory would fall. This would likely have a material adverse effect on our operations.

The Dodd-Frank Act could adversely impact our use of derivative instruments to hedge precious metal prices and may have other adverse effects on our business.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires the Commodity Futures Trading Commission to promulgate rules and regulations implementing the new legislation, including with respect to derivative contracts on commodities. This legislation and any implementing regulations could significantly increase the cost of some commodity derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of some commodity derivative contracts, reduce the availability of some derivatives to protect against risks, reduce our ability to monetize or restructure our existing commodity derivative contracts and potentially increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank legislation and regulations, we would be exposed to inventory and other risks associated with fluctuations in commodity prices. Also, if the Dodd-Frank legislation and regulations result in less volatility in commodity prices, our revenues could be adversely affected.
We rely on the efficient functioning of commodity exchanges around the world, and disruptions on these exchanges could adversely affect our business.
The Company buys and sells precious metals contracts on commodity exchanges around the world, both in support of its customer operations and to hedge its inventory and transactional exposure against fluctuations in commodity prices. The Company’s ability to engage in these activities would be compromised if the exchanges on which the Company trades or any of their clearinghouses were to discontinue operations or to experience disruptions in trading, due to computer problems, unsettled markets or other factors. The Company may also experience risk of loss if futures commission merchants or commodity brokers with whom the Company deals were to become insolvent or bankrupt.
Risks Relating to Our Common Stock
Public company costs will increase our expenses and administrative burden, in particular in order to bring our Company into compliance with certain provisions of the Sarbanes Oxley Act of 2002.
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. These increased costs and expenses may arise from various factors, including financial reporting costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002).
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and related regulations implemented by the SEC and NASDAQ have created uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. Applicable laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on our business.
As a public company, we are required to document and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which will require annual management assessments of the effectiveness of our internal control over financial reporting, beginning with our annual report on Form 10-K for the year ending June 30, 2015.
During the course of our testing of our internal controls and procedures, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are also important to the operation of our business. We also expect that the imposition of these regulations will increase our legal and financial compliance costs and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, then investors could lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, if we do not maintain effective internal controls, we may not be able to accurately report our financial information on a timely basis, which could harm the trading price of our common stock, impair our ability to raise additional capital, or jeopardize our continued listing on the NASDAQ Global Select Market or any other stock exchange on which common stock may be listed. We are in the process of enhancing our internal controls over financial reporting but there can be no assurance that our controls will function as intended.
We have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address this weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

The Company has in the past operated with inadequate and insufficient accounting and finance resources to ensure timely and reliable financial reporting.  As a result of this material weakness, the Company's management has concluded that, as of June 30, 2013, its internal control over financial reporting was not effective, which has not been remediated as of December 31, 2013. To remediate this material weakness, during fiscal 2014, we intend to:

•	Determine the appropriate complement of corporate accounting and finance personnel required to ensure timely and reliable financial reporting;

•	Hire the requisite additional personnel and/or contractors with public company accounting and reporting experience, and;

•
Organize and design our internal review and evaluation process to include more formal management oversight of the methods and review procedures utilized and the conclusions reached, including for purposes of evaluating and ensuring the sufficiency of accounting resources.

We can give no assurance that the measures we take will remediate the material weakness that we identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate.

The existence of one or more other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be adversely affected.

We may not be able to or may choose not to pay dividends.

We expect that our board of directors will make a determination concerning the Company’s dividend policy, and we cannot at this time predict whether our board will institute a policy of regular dividends. Further, our current credit arrangements contain restrictions on the payment of dividends. As a result, shareholders may not receive any return on an investment in our capital stock in the form of dividends, and may only obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

Provisions in our Certificate of Incorporation and Bylaws and of Delaware law may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain certain anti-takeover provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company without negotiating with our board of directors. Such provisions could limit the price that certain investors might be willing to pay in the future for the Company’s securities. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the common stock, impose various procedural and other requirements which could make it more difficult for shareholders to effect certain corporate actions and set forth rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings.
We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board and by providing our board with more time to assess any acquisition proposal. However, these provisions apply even if an acquisition offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board determines is not in the best interests of our company and our shareholders. Accordingly, in the event that our board determines that a potential business combination transaction is not in the best interests of our Company and our shareholders, but certain shareholders believe that such a transaction would be beneficial to the Company and its shareholders, such shareholders may elect to sell their shares in the Company and the trading price of our common stock could decrease.
Your percentage ownership in the Company will be diluted in the future.
Your percentage ownership in A-Mark potentially will be diluted in the future because of additional equity awards that we expect will be granted to our directors, officers and employees in the future and because of equity awards we intend to grant as part of the replacement and adjustment of outstanding SGI equity awards held by SGI and A-Mark employees and directors. We have established an equity incentive plan that provides for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute your percentage ownership.
Our board and management will likely beneficially own a sizeable percentage of our common stock and will therefore have the ability to exert substantial influence as shareholders.
Members of our board and management beneficially own over 42% of our outstanding common stock. Acting together in their capacity as shareholders, the board members and management could exert substantial influence over matters on which a shareholder vote is required, such as the approval of business combination transactions. Also because of the size of their beneficial ownership, the board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on shareholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public shareholders to influence the affairs of the Company.
If the Company's spinoff from SGI is determined to be taxable for U.S. federal income tax purposes, our shareholders could incur significant U.S. federal income tax liabilities.
In connection with the spinoff, SGI received the written opinion of Kramer Levin to the effect that the spinoff will qualify as a tax-free transaction under Section 355 of the Internal Revenue Code, and that for U.S. federal income tax purposes (i) no gain or loss will be recognized by SGI upon the distribution of our common stock in the spinoff, and (ii) no gain or loss will be recognized by, and no amount will be included in the income of, holders of SGI common stock upon the receipt of shares of our common stock in the spinoff. The opinion of tax counsel is not binding on the Internal Revenue Service or the courts, and there is no assurance that the IRS or a court will not take a contrary position. In addition, the opinion of Kramer Levin will rely on certain representations and covenants to be delivered by SGI and us. If, notwithstanding the conclusions included in the opinion, it is ultimately determined that the distribution does not qualify as tax-free for U.S. federal income tax purposes, each SGI shareholder that is subject to U.S. federal income tax and that received shares of our common stock in the distribution could be treated as receiving a taxable distribution in an amount equal to the fair market value of such shares. In addition, if the distribution were not to qualify as tax-free for U.S. federal income tax purposes, then SGI would recognize gain in an amount equal to the excess of the fair market value of our common stock distributed to SGI shareholders on the date of the distribution over SGI’s tax basis in such shares. Also, we could have an indemnification obligation to SGI related to its tax liability.
We might not be able to engage in desirable strategic transactions and equity issuances because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.
Our ability to engage in significant equity transactions is restricted in order to preserve for U.S. federal income tax purposes the tax-free nature of the distribution by SGI. Even if the distribution otherwise qualifies for tax-free treatment under Section 355 of the Internal Revenue Code, it may be taxable to SGI if 50% or more, by vote or value, of shares of our common stock or SGI’s common stock are acquired or issued as part of a plan or series of related transactions that includes the distribution. For this purpose, any acquisitions or issuances of SGI’s common stock within two years before the distribution, and any acquisitions or issuances of our or SGI’s common stock within two years after the distribution, generally are presumed to be part of such a plan, although we or SGI may be able to rebut that presumption. If an acquisition or issuance of shares of our common stock or SGI’s common stock triggers the application of Section 355(e) of the Code, SGI would recognize a taxable gain to the extent the fair market value of our common stock immediately prior to the distribution exceeds SGI’s tax basis in our common stock at such time.
Under the tax separation agreement, there are restrictions on our ability to take actions that could cause the distribution to fail to qualify for favorable treatment under the Internal Revenue Code. These restrictions may prevent us from entering into transactions which might be advantageous to us or our shareholders.

There can be no assurance that SGI will not enter insolvency proceedings.
SGI has obtained the opinion of its financial advisor that, subject to the limitations and qualifications contained in the opinion, following the distribution, the assets of SGI will exceed its debts (including contingent liabilities) at a fair valuation; SGI should be able to pay its debts (including contingent liabilities) as they become due; and SGI will not have an unreasonably small amount of assets (or capital) for the businesses in which it is engaged or in which its management has indicated it intends to engage. There is no assurance, however, that, in the future, SGI will not be subject to bankruptcy or other insolvency proceedings. If that were the case, SGI creditors may allege that SGI was insolvent at the time of the distribution, or was rendered insolvent as a result of the distribution, such that the distribution constituted a fraudulent conveyance, and such creditors could seek to recover the A-Mark shares distributed in the spinoff or their value.
As disclosed in SGI’s Annual Report on Form 10-K, in May 2006, Spanish judicial authorities shut down the operations of Afinsa and began an investigation related to alleged criminal wrongdoing, including money laundering, fraud, tax evasion and criminal insolvency. The Spanish criminal investigation initially focused on Afinsa and certain of its executives and was later expanded to include several former officers and directors of SGI and Central de Compras, including Greg Manning, a former chief executive officer of SGI. The allegations against Afinsa and the certain named individuals relate to the central claim that Afinsa's business operations constituted a fraudulent “Ponzi scheme,” whereby funds received from later investors were used to pay interest to earlier investors, and that the stamps that were the subject of the investment contracts were highly overvalued. Spanish authorities have alleged that Mr. Manning knew Afinsa's business, and aided and abetted in its activity by, among other things, causing SGI to supply allegedly overvalued stamps to Afinsa.
The Company understands that under Spanish law, if any of the former officers or directors of SGI or its subsidiary were ultimately found guilty, then, under the principle of secondary civil liability, SGI could be held liable for certain associated damages. In July 2013, the Spanish judicial authorities determined to bring formal charges of indictment against certain persons formerly associated with Afinsa and SGI, including Mr. Manning. The charges include a civil demand for substantial monetary damages. On October 7, 2013, the Spanish court issued an order naming SGI as a party, on a secondary civil liability basis, to the proceedings. We cannot predict the outcome of the proceedings, and we cannot assure you that the solvency of SGI could not be deemed to be affected by the proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the quarter ended December 30, 2013, the Company did not issue any unregistered common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On March 24, 2014, the Company entered Amendment No. 1 (the “Amendment”) to its Employment Agreement, as amended and restated as of February 28, 2013, with Thor Gjerdrum, Collateral Finance Corporation (“CFC”) and Spectrum Group International, Inc. (“Spectrum”) (as amended by the Amendment, the “Amended Agreement”). The Amended Agreement became effective as of March 14, 2014 (the “Effective Time”). The Amended Agreement provides that (i) Mr. Gjerdrum will serve as Executive Vice President and Chief Operating Officer of the Company through June 30, 2016, unless sooner terminated in accordance with the terms of the Amended Agreement, (ii), as a result of the separation of the Company from Spectrum at the Effective Time, Spectrum no longer will have obligations to compensate Mr. Gjerdrum, and Spectrum’s rights under the Amended Agreement are limited to those applicable following termination of employment of Mr. Gjerdrum, (iii) employment terms, including the obligation to pay compensation, that previously related to Spectrum will now relate to the Company, (iv) Mr. Gjerdrum’s duties with CFC will be as assigned by the Company, and compensation from CFC to Mr. Gjerdrum will be as determined by the Company, (v) a potential grant of stock options to Mr, Gjerdrum by April 30, 2015 is eliminated, and (vi) the terms governing annual bonuses are modified. Under the modified bonus terms, bonus for fiscal 2014 will be based on the prior bonus terms for performance in the first half of the fiscal year and based on the modified terms for the second half of the fiscal year, with the modified bonus terms then applying in full in fiscal 2015 and 2016. Under the modified bonus terms applicable for a full fiscal year, if the Company has pre-tax profit (a defined, non-GAAP metric) of at least $5 million, the bonus will be calculated as 2% of the first $10 million of such pre-tax profits, plus 2.5% of the next $10 million of such pre-tax profits plus 3% of any pre-tax profits exceeding $20 million. For fiscal 2014, the specified levels of pre-tax profits are adjusted to reflect half-year performance.

The above is a summary and is qualified in its entirety by the terms of the Amended Agreement; the Amendment is filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Regulation S-K Exhibit Table Item No.	Description of Exhibit
2.1
Separation and Distribution Agreement between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc., dated March 14, 2014. Incorporated by reference to Exbibit 2.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-192260), as filed with the Securities and Exchange Commission on November 12, 2013 as amended (the “Form S-1”).

3.1	Amended and Restated Certificate of Incorporation of A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 3.2 of the Form S-1.
3.2	Amended and Restated Bylaws of A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 3.4 of the Form S-1.
10.1	Secondment Agreement between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc., dated March 14, 2014. Incorporated by reference to Exhibit 10.1 of the Form S-1.
10.2	Tax Separation Agreement between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc., dated March 14, 2014. Incorporated by reference to Exbibit 10.3 of the Form S-1.
10.3
Amended and Restated Collateral Agency Agreement, dated as of November 30, 1999, by and among A-Mark Precious Metals, Inc., a New York corporation, and Meespierson N.V., KBC Bank N.V., RZB Finance LLC and Brown Brothers Harriman & Co. Incorporated by reference to Exbibit 10.4 of the Form S-1.

10.4
Amended and Restated General Security Agreement, dated as of November 30, 1999, by and among A-Mark Precious Metals, Inc., a New York corporation, and Meespierson N.V., KBC Bank N.V., RZB Finance LLC and Brown Brothers Harriman & Co. Incorporated by reference to Exbibit 10.5 of the Form S-1.

10.5
Amended and Restated Intercreditor Agreement, dated as of November 30, 1999, by and among Brown Brothers Harriman & Co., Meespierson N.V., KBC Bank N.V., and RZB Finance LLC, as Lenders, and BBH as agent. Incorporated by reference to Exbibit 10.6 of the Form S-1.

10.6
Guaranty, dated as of November 30, 1999, by and among A-Mark Holding, Inc., A-Mark Corp. as Guarantors, and Brown Brother Harriman as Agent for the Lenders. Incorporated by reference to Exbibit 10.7 of the Form S-1.

10.7
General Security Agreement of Guarantors, dated as of November 30, 1999, by and among A-Mark Holding, Inc., A-Mark Corp. as Guarantors, and Brown Brother Harriman as Agent for the Lenders. Incorporated by reference to Exbibit 10.8 of the Form S-1.

10.8
Assignment of Hedging Account, dated as of November 30, 1999, by and among A-Mark Precious Metals, Inc., a New York corporation, and Brown Brothers Harriman & Co. , KBC Bank N.V., Meespierson N.V., and RZB Finance LLC. Incorporated by reference to Exbibit 10.9 of the Form S-1.

10.9
Amendment to Amended and Restated Collateral Agency Agreement, dated as of August 21, 2002, by and among A-Mark Precious Metals, Inc., a New York corporation, and Fortis Capital Corp as assignee of Meespierson N.V., KBC Bank N.V., RZB Finance LLC, Brown Brothers Harriman & Co. and Natexis Banques Populaires. Incorporated by reference to Exbibit 10.10 of the Form S-1.

10.10	Termination Letter dated October 29, 2002, from KBC Bank N.V. to A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 10.11 of the Form S-1.
10.11
Second Amendment Dated as of November 30, 2003 to Amended and Restated Collateral Agency Agreement, Amended and Restated Intercreditor Agreement, Amended and Restated General Security Agreement, and General Security Agreement of Guarantors, each dated as of November 30, 1999, and each as amended, by and among Fortis Capital Corp as assignee of Meespierson N.V., RZB Finance LLC, Natexis Banques Populaires, New York Branch, Brown Brothers Harriman & Co. ,as Lenders, and BBH as agent of the Lenders; and A-Mark Precious Metals, Inc., a New York corporation, and A-Mark Holding, Inc., and The A-Mark Corporation, as the Guarantors. Incorporated by reference to Exbibit 10.12 of the Form S-1.

10.12
Third Amendment Dated as of November 30, 2004 to Amended and Restated Collateral Agency Agreement, Amended and Restated Intercreditor Agreement, Amended and Restated General Security Agreement, and General Security Agreement of Guarantors, each dated as of November 30, 1999, and each as amended, by and among Fortis Capital Corp as Assignee of Meespierson N.V., RZB Finance LLC, Natexis Banques Populaires, Brown Brothers Harriman & Co. as Lenders, and BBH as agent of the Lenders; and A-Mark Precious Metals, Inc., a New York corporation, and A-Mark Holding, Inc., and The A-Mark Corporation, as the Guarantors. Incorporated by reference to Exbibit 10.13 of the Form S-1.

10.13
Fourth Amendment Dated as of March 29, 2006 to Amended and Restated Collateral Agency Agreement, Amended andHarriman & Co. as Lenders, and BBH as agent of the Lenders; and A-Mark Precious Metals, Inc., Restated Intercreditor Agreement, Amended and Restated General Security Agreement, and General Security Agreement of Guarantors, each dated as of November 30, 1999, and each as amended, by and among Fortis Capital Corp as assignee of Meespierson N.V., RZB Finance LLC, Natexis Banques Populaires, New York Branch and Brown Brothers. Incorporated by reference to Exbibit 10.14 of the Form S-1.

10.14
Fifth Amendment Dated as of March 3, 2010 to Amended and Restated Collateral Agency Agreement, Amended and Restated Intercreditor Agreement, and Amended and Restated General Security Agreement, each dated as of November 30, 1999 and each as amended, by and among Fortis Capital Corp, RZB Finance LLC, Natexis, New York Branch, Fortis Bank (Nederland) N.V. and Brown Brothers Harriman & Co., as Lenders, and BBH as agent of the Lenders; and A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 10.15 of the Form S-1.

10.15
Sixth Amendment Dated as of October 29, 2010 to Amended and Restated Collateral Agency Agreement, Amended and Restated Intercreditor Agreement, and Amended and Restated General Security Agreement, each dated November 30, 1999 and each as amended, by and among Fortis Capital Corp, RB International (USA) LLC, f/k/a RBZ Finance, LLC, Natexis, New York Branch, ABN AMRO Bank N.V. as successor to Fortis Bank (Nederland) N.V. and Brown Brothers Harriman & Co., as Lenders, and BBH as agent of the Lenders; and A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 16 of the Form S-1.

10.16
Seventh Amendment Dated as of December 15, 2010 to Amended and Restated Collateral Agency Agreement, dated as of November 30, 1999, as amended, by and among Fortis Capital Corp, RB International Finance (USA) LLC, f/k/a RBZ Finance, LLC, Natexis, New York Branch, ABN AMRO Bank N.V. as successor to Fortis Bank (Nederland) N.V. and Brown Brothers Harriman & Co. ,as Lenders, and BBH as agent of the Lenders; and A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 10.17 of the Form S-1.

10.17
Eighth Amendment Dated as of March 15, 2011 to Amended and Restated Collateral Agency Agreement, Amended and Restated Intercreditor Agreement, Amended and Restated General Security Agreement, each dated as of November 30, 1999, and each as amended, by and among BNP Paribas, as successor to Fortis Capital Corp, RB International Finance (USA) LLC, f/k/a RBZ Finance, LLC, Natexis, New York Branch, ABN AMRO Bank N.V. as successor to Fortis Bank (Nederland) N.V., and Brown Brothers Harriman & Co. ,as Lenders, and BBH as agent of the Lenders; and A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 10.18 of the Form S-1.

10.18
Ninth Amendment Dated as of September 7, 2011 to Amended and Restated Collateral Agency Agreement, dated as of November 30, 1999, as amended, by and among BNP Paribas, as successor to Fortis Capital Corp, RB International Finance (USA) LLC, f/k/a RBZ Finance, LLC, Natexis, New York Branch, ABN AMRO Bank N.V. as successor to Fortis Bank (Nederland) N.V., and Brown Brothers Harriman & Co., as Lenders, and BBH as agent of the Lenders; and A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 10.19 of the Form S-1.

10.19
Tenth Amendment Dated as of December 10, 2012 to Amended and Restated Collateral Agency Agreement, dated as of November 30, 1999, as amended, by and among BNP Paribas, as successor to Fortis Capital Corp, RB International Finance (USA) LLC, f/k/a RBZ Finance, LLC, Natexis, New York Branch, ABN AMRO Bank N.V. as successor to Fortis Bank (Nederland) N.V., and Brown Brothers Harriman & Co., as Lenders, and BBH as agent of the Lenders; and A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 10.20 of the Form S-1.

10.20
Precious Metals Storage Agreement, dated as of May 1, 2006, by and among Brink's Incorporated, and Brown Brothers Harriman & Co. and A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 21 of the Form S-1.

10.21
Precious Metals Storage Agreement (Tampa) dated as of January 5, 2007, by and among Brink's US,, a division of Brink's Incorporated, and Brown Brothers Harriman & Co. and A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 10.22 of the Form S-1.

10.22
Precious Metals Storage Agreement (Sunshine Minting Inc.) dated as of April 26, 2007, by and among Sunshine Minting Inc., and Brown Brothers Harriman & Co. and A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 10.23 of the Form S-1.

10.23
Precious Metals Storage Agreement (West Valley City, Utah) dated as of April 26, 2007,by and among IBI Secured Transport, Inc., and Brown Brothers Harriman & Co. and A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 10.24 of the Form S-1.

10.24	Agreement, dated as of March 24, 2003, among IBI Armored Services, Inc.; A-Mark Precious Metals, Inc.; and Brown Brothers Harriman & Co. Incorporated by reference to Exbibit 10.25 of the Form S-1.
10.25	Second Amendment to Line Letter and Consent, dated as of August 3, 2012 between ABN AMRO CAPTITAL USA LLC and A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 10.26 of the Form S-1.

10.26	+
Revised Terms and Conditions to Extend a Demand Line of Credit in Favor of A-Mark Precious Metals, Inc., dated September 12,2012 with Brown Brothers Harriman & Co. Incorporated by reference to Exbibit 10.27 of the Form S-1.

10.27	+	Replacement Promissory Note, dated March 31, 2011, between BNP Paribas and A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 10.28 of the Form S-1.
10.28	+
Amended and Restated Master Line Letter, dated August 21, 2002, between Natixis, New York Branch (f/k/a Natexis Banques Populaires, New York Branch) and A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 10.29 of the Form S-1.

10.29	+
Replacement Promissory Note, dated May 10, 2011, between RB International Finance (USA) LLC f/k/a RZB Finance LLC and A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 10.30 of the Form S-1.

10.30	+	ABN AMRO Line Letter, dated March 18, 2011. Incorporated by reference to Exbibit 10.31 of the Form S-1.
10.31	+	ABN AMRO Line Letter, dated April 21, 2011. Incorporated by reference to Exbibit 10.32 of the Form S-1.
10.32		ABN AMRO Second Amendment to Line Letter and consent, dated August 3, 2012. Incorporated by reference to Exbibit 10.33 of the Form S-1.
10.33	+	Fortis Capital Corp. Replacement Promissory Note, dated January 2008. Incorporated by reference to Exbibit 10.34of the Form S-1.
10.35		[Intentionally Omitted]
10.36		Non-Employee Director Compensation Policy of A-Mark Precious Metals, Inc. Incorporated by reference to Exbibit 10.36 of the Form S-1.
10.37
Amended and Restated Employment Agreement, dated as of February 28, 2013, by and among A-Mark Precious Metals, Inc., Collateral Finance Corporation, Spectrum Group International, Inc. and Thor C. Gjerdrum. Incorporated by reference to Exbibit 10.37 of the Form S-1.

10.38	**	Amendment No. 1 to Thor Gjerdrum Employment Agreement, dated as of March 24, 2014.
10.39		Employment Agreement between A-Mark Precious Metals, Inc. and Greg Roberts., dated March 14, 2014. Incorporated by reference to Exbibit 38 of the Form S-1.
10.40		Employment Agreement, dated August 29, 2011, by and between A-Mark Precious Metals, Inc. and David Madge. Incorporated by reference to Exbibit 39 of the Form S-1.
10.41		2014 Stock Award and Incentive Plan of A-Mark Precious Metals, Inc., effective February 12, 2014. Incorporated by reference to Exbibit 40 of the Form S-1.
10.42		Purchase Agreement dated February 26, 2014. Incorporated by reference to Exhibit 10.1 of the Registrant’s Report on Form 8-K, dated February 26, 2014.
31.1	**	Certification by the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification by the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification by Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Calculation Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
**    Filed herewith
+     Material omitted pursuant to a request for confidential treatment.  An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 27, 2014	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	March 27, 2014
Gregory N. Roberts	(Principal Executive Officer)

/s/ Gianluca Marzola	Chief Accounting Officer	March 27, 2014
Gianluca Marzola	(Principal Financial Officer)