Form 10-Q
period 2014-03-31
A-Mark Precious Metals, Inc.
filed 2014-05-13
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 13, 2014, the registrant had 7,402,664 shares of Common Stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2014

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31, 2014	June 30, 2013

ASSETS
Current assets:
Cash	$7,873	$21,565
Receivables, net	81,587	109,947

Inventories:
Inventories	144,117	123,824
Restricted inventories	49,684	38,554
	193,801	162,378
Deferred tax assets	5,993	5,993
Prepaid expenses and other assets	939	487
Total current assets	290,193	300,370
Property and equipment, net	1,541	1,213
Goodwill	4,884	4,884
Intangibles, net	2,853	3,141
Investments	500	—
Total assets	$299,971	$309,608
LIABILITIES,AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$119,800	$95,000
Liability on borrowed metals	8,620	20,117
Product financing arrangement	49,684	38,554
Accounts payable	62,244	86,010
Accrued liabilities	5,904	6,601
Payable to Former Parent	—	1,015
Income taxes payable to Former Parent	5,291	8,505
Total current liabilities	251,543	255,802
Deferred tax liabilities	552	552
Total liabilities	252,095	256,354
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none at March 31, 2014 and June 30, 2013	—	—
Common Stock, par value $0.01; 40,000,000 authorized; 7,402,664 issued and outstanding at March 31, 2014 and June 30, 2013	74	74
Additional paid-in capital	22,282	24,370
Retaining earnings	25,520	28,810
Total stockholders’ equity	47,876	53,254
Total liabilities and stockholders’ equity	$299,971	$309,608

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Revenues	$1,581,547	$1,833,454	$4,566,179	$5,150,050
Cost of sales	1,574,010	1,825,898	4,543,825	5,131,206
Gross profit	7,537	7,556	22,354	18,844

Selling, general and administrative expenses	(4,351)	(3,985)	(12,503)	(10,072)
Interest income	1,391	1,953	4,298	6,119
Interest expense	(1,002)	(775)	(2,879)	(2,649)
Unrealized losses on foreign exchange	(60)	(46)	—	(24)
Net income before provision for income taxes	3,515	4,703	11,270	12,218
Provision for income taxes	(1,419)	(2,093)	(4,560)	(5,437)
Net income	$2,096	$2,610	$6,710	$6,781

Basic and diluted income per share:
Basic - net income	$0.28	$0.34	$0.87	$0.87
Diluted - net income	$0.28	$0.34	$0.87	$0.86
Weighted average shares outstanding
Basic	7,449,050	7,660,113	7,702,529	7,838,972
Diluted	7,515,351	7,723,809	7,748,717	7,891,258

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, June 30, 2013	7,402,644	$74	$24,370	$28,810	$53,254
Net income	—	—	—	6,710	6,710
Share-based compensation	—	—	110	—	110
Obligation to repurchase common stock			(2,198)	—	(2,198)
Dividend declared	—	—	—	(10,000)	(10,000)
Balance, March 31, 2014	7,402,644	$74	$22,282	$25,520	$47,876

See accompanying Notes to Condensed Consolidated Financial Statements.

Table of ContentsA-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net Income	$6,710	$6,781
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	681	608
Provision for doubtful accounts	—	(700)
Share-based compensation	110	103
Changes in assets and liabilities:
Receivables	28,360	41,959
Inventories	(31,423)	29,604
Prepaid expenses and other current assets	(452)	81
Accounts payable	(25,964)	(38,817)
Liabilities on borrowed metals	(11,497)	9,438
Accrued liabilities	(697)	(805)
Payables to Former Parent	(4,229)	(3,327)
Net cash (used in) provided by operating activities	(38,401)	44,925
Cash flows from investing activities:
Capital expenditures for property and equipment	(721)	(446)
Purchase of cost method investment	(500)	—
Net cash used in investing activities	(1,221)	(446)
Cash flows from financing activities:
Product financing arrangement, net	11,130	(5,755)
Dividends paid to Former Parent	(10,000)	(15,000)
Borrowings (repayments) under lines of credit, net	24,800	(13,500)
Net cash provided by (used in) financing activities	25,930	(34,255)

Net decrease in cash and cash equivalents	(13,692)	10,224
Cash and cash equivalents, beginning of period	21,565	11,273
Cash and cash equivalents, end of period	$7,873	$21,497
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$2,698	$2,779
Income taxes	$7,667	$7,800
Non-cash investing and financing activities:
Obligation to repurchase common stock	$2,198	$—

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

A-Mark Precious Metals, Inc. and its subsidiaries (“A-Mark”, or the “Company”) is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, consignment, hedging and various customized financial programs.

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
Spinoff from Spectrum Group International, Inc.
The Company filed a registration statement on Form S-1 in connection with the distribution (the “Distribution”) by Spectrum Group International, Inc. (“SGI” or the "Former Parent") to its stockholders of all the outstanding shares of common stock of the Company, par value $0.01 per share. The registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on February 11, 2014. On March 11, 2014, the Company filed a Form 8-A with the SEC to register its shares of common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. The Distribution, which effected a spinoff of the Company from SGI, was made on March 14, 2014 to SGI stockholders of record on February 12, 2014. On the Distribution date, stockholders of SGI received one share of A-Mark common stock for each four shares of SGI common stock held. Up to and including the Distribution date, the SGI common stock traded on the “regular-way” market; that is, with an entitlement to shares of A-Mark common stock distributed pursuant to the Distribution. SGI common stock did not trade on an ex-distribution market; that is, without an entitlement to shares of A-Mark common stock distributed pursuant to the Distribution.

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

•
Exchange of Information. The Company and SGI have agreed to provide each other with access to information in the other party's possession or control owned by such party and created prior to the Distribution date, or as may be reasonably necessary to comply with reporting, disclosure, filing or other requirements of any national securities exchange or governmental authority, for use in judicial, regulatory, administrative and other proceedings and to satisfy audit, accounting, litigation and other similar requests. The Company and SGI have also agreed to retain such information in accordance with our respective record retention policies as in effect on the date of the Distribution Agreement, but in no event for fewer than seven years from the Distribution date. Until the end of the first full fiscal year following the Distribution, each party has also agreed to use its reasonable best efforts to assist the other with respect to its financial reporting and audit obligations.

•
Release of Claims. The Company and SGI agreed to broad releases pursuant to which we released the other and its affiliates, successors and assigns and their respective shareholders, directors, officers, agents and employees from any claims against any of them that arise out of or relate to events, circumstances or actions occurring or failing to occur or any conditions existing at or prior to the time of the Distribution. These releases are subject to certain exceptions set forth in the Distribution Agreement.

•
Indemnification. The Company and SGI agreed to indemnify each other and each other’s current and former directors, officers and employees, and each of the heirs, executors, successors and assigns of any of the foregoing against certain liabilities in connection with the Distribution and each other’s respective businesses.

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

Equity Awards
    Holders of share-based awards denominated in and settleable by delivery of shares of Fomer Parent's common stock, are entitled to receive share-based awards denominated in and settleable by delivery of shares of the Company's common stock based on the exchange ratio of one to 4.17, for which the ratio was based on the three-day-average closing stock price of SGI prior to the Distribution compared to the three-day-average closing stock price of A-Mark after the Distribution. As a result, the Company intends to issue 130,646 restricted stock units, 8,990 stock appreciation rights and options to purchase 249,846 shares of common stock. The shares subject to A-Mark equity awards issued as a result of the adjustments described above will not be drawn from A-Mark’s 2014 Stock Award and Incentive Plan. Rather, A-Mark will be committed to the issuance and/or delivery of shares under such equity awards based on its assumption of the rights and obligations under the SGI equity compensation plans under which the pre-distribution SGI awards were granted and related SGI award agreements.

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

These condensed consolidated financial statements include the accounts of A-Mark, and its wholly owned subsidiaries, CFC, AMTAG and TDS (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The condensed consolidated statements of income include all revenues and costs attributable to the Company's operations, including costs for certain functions and services performed by SGI and directly charged or allocated based on usage or other systematic methods. The allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Company's operations had been operated as a separate stand-alone entity. Allocations for inter-company shared service expense are made on a reasonable basis to approximate market costs for such services; these allocations are only applicable for periods prior to the spinoff. Management believes the allocation methods are reasonable.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of June 30, 2012 and 2013 and the three years then ended contained in the Company's Form S-1, with an effective date of February 11, 2014, (the “2013 Consolidated Financial Statements”), as filed with the SEC. Amounts related to disclosure of June 30, 2013 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2013 Consolidated Financial Statements.

The condensed consolidated financial statements include the accounts of the A-Mark and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions including inter-company profits and losses, and inter-company balances have been eliminated in consolidation.

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
Concentration of Customers
Customers providing 10 percent or more of the Company's revenues for the three and nine months ended March 31, 2014 and 2013 are listed below:

	Three Months Ended				Nine Months Ended
	March 31, 2014		March 31, 2013		March 31, 2014		March 31, 2013

in thousands	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,581,547	100.0%	$1,833,454	100.0%	$4,566,179	100.0%	$5,150,050	100.0%
Customer concentrations
Royal Canadian Mint	$118,442	7.5%	$231,272	12.6%	$323,728	7.1%	$497,646	9.7%
HSBC Bank USA	454,899	28.8	301,644	16.5	1,160,592	25.4	559,611	10.9
Johnson Matthey	11,526	0.7	39,988	2.1	68,123	1.5	759,214	14.7
Total	$584,867	37.0%	$572,904	31.2%	$1,552,443	34.0%	$1,816,471	35.3%
Customers providing 10 percent or more of the Company's accounts receivable, excluding $31.9 million and $35.6 million of secured loans as of March 31, 2014 and June 30, 2013, respectively, are listed below:

	March 31, 2014		June 30, 2013

in thousands	Amount	Percent	Amount	Percent
Total accounts receivable, net (without secured loans)	$31,957	100.0%	$59,028	100.0%

United States Mint	$10,234	32.0%	$44,185	74.9%
Royal Canadian Mint	6,837	21.4	8,593	14.6
Total	$17,071	53.4%	$52,778	89.5%
Customers providing 10 percent or more of the Company's secured loans as of March 31, 2014 and June 30, 2013, respectively, are listed below:

	March 31, 2014		June 30, 2013

in thousands	Amount	Percent	Amount	Percent
Total secured loans, net	$31,861	100.0%	$35,585	100.0%

Customer A	$—	—%	$15,800	44.4%
Customer B	2,346	7.4	3,659	10.3
Customer C	4,200	13.1	2,700	7.6
Total	$6,546	20.5%	$22,159	62.3%
The loss of any of the above customers could have a material adverse effect on the operations of the Company.

Inventories
Inventories principally include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The premium component included in inventories as of March 31, 2014 and June 30, 2013 was 3.4 million and $1.8 million, respectively (See Note 4). Commemorative coins, which are not hedged, are also included in inventory at the lower of cost or market and totaled $1.8 million and $0.0 million as of March 31, 2014 and June 30, 2013, respectively.

The Company’s inventories are subsequently recorded at their fair market values. Daily changes in fair market value are recorded in the income statement through cost of sales and are offset by hedging derivatives, with changes in fair value of the hedging derivatives also recorded in cost of sales in the condensed consolidated statements of income.

Inventories included amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the consolidated balance sheets and totaled $8.6 million and $20.1 million, respectively as of March 31, 2014 and June 30, 2013. The Company mitigates market risk of its physical inventories through commodity hedge transactions. The Company also protects substantially all of its physical inventories from market risk through commodity hedge transactions (see Note 11).
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metals loaned. Inventories loaned under consignment arrangements to customers as of March 31, 2014 and June 30, 2013 totaled $7.8 million and $2.6 million. Such inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially, all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.
Inventory includes amounts for obligations under product financing agreement. A-Mark entered into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted and the Company is allowed to repurchase the inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense in the condensed consolidated statements of income. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of precious metals sold. Such obligation totaled $49.7 million and $38.6 million as of March 31, 2014 and June 30, 2013, respectively.
Property and Equipment and Depreciation
Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method based on the estimated useful lives of the related assets, ranging from threeto five years.
Goodwill and Purchased Intangible Assets
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. As a of March 31, 2014 and June 30, 2013, the Company had no impairments.
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
Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. For the nine months ended March 31, 2014 and 2013 management concluded that an impairment write-down was not required.
Investments
On February 18, 2014, the Company purchased 2.5% of the issued and outstanding class A common stock of a nonpublic entity for $0.5 million. As of March 31, 2014, the aggregate carrying amount of the Company’s cost-method investment was $0.5 million. The Company assesses all cost-method investments for impairment quarterly. There were no identifiable events or changes in circumstances that may have had a significant adverse effect of the fair value. As a result, no impairment loss was recorded, nor were any dividends received during the fiscal year 2014. For the three months and nine months ended March 31, 2014 the Company had $23.6 million and $56.2 million of sales with this customer, respectively. As of March 31, 2014, the balance of advances received from this customer totaled $1.2 million.

Investments into ownership interest in noncontrolled entities that do not have readily determinable fair values (i.e., non-marketable equity securities) under Cost Method Investments Topic 325-20 of the ASC ("ASC 325-20") are are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

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

Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2014 and June 30, 2013.

	March 31, 2014		June 30, 2013
in thousands	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$7,873	$7,873	$21,565	$21,565
Receivables, advances receivables and secured loans	63,788	63,788	94,509	94,509
Derivative assets - open sales and purchase commitments, net, included in receivable	2,245	2,245	—	—
Derivative assets - futures contracts included in receivable	5,741	5,741	14,967	14,967
Derivative assets - forward contracts included in receivable	9,813	9,813	471	471

Financial liabilities:
Lines of credit	$119,800	$119,800	$95,000	$95,000
Liability for borrowed metals	8,620	8,620	20,117	20,117
Product financing obligation	49,684	49,684	38,554	38,554
Obligation to repurchase common stock	2,198	2,198	—	—
Derivative liabilities - open sales and purchase commitments, net, included in payable	10,621	10,621	30,192	30,192
Derivative liabilities - futures contracts included in payables	716	716	—	—
Derivative liabilities - forward foreign currency exchange contracts, included in payable	2	2	—	—
Accounts payable, margin accounts, advances and other payables	48,707	48,707	55,818	55,818
Accrued liabilities	5,904	5,904	6,601	6,601
Payable to Former Parent	5,291	5,291	9,520	9,520
The fair values of the financial instruments shown in the above table as of March 31, 2014 and June 30, 2013 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.
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

There were no transfers in or out of Level 2 or 3 during the nine months ended March 31, 2014.

The significant assumptions used determine the carrying fair value and related fair value of the financial instruments are described below:

Inventory. Inventories principally include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. Except for commemorative coin inventory, which are included in inventory at the lower of cost or market, the Company’s inventories are subsequently recorded at their fair market values on a daily basis. The fair value for commodities inventory (i.e., inventory excluding commemorative coins) is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory are classified in Level 1 of the valuation hierarchy.

Derivatives. Futures contracts, forward contracts and open sales and purchase commitments are valued at their intrinsic values, based on the difference between the quoted market price and the contractual price, and are included within Level 1 of the valuation hierarchy.

Margin and Borrowed Metals Liabilities. Margin and borrowed metals liabilities consist of the Company's commodity obligations to margin customers and suppliers, respectively. Margin liabilities and borrowed metals liabilities are carried at fair value, which is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Margin and borrowed metals liabilities are classified in Level 1 of the valuation hierarchy.

Product Financing Obligations. Product Financing Obligations consist of the sale of gold and silver at a fixed price to a third party. Such transactions allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation, which is carried at fair value. Fair value is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Product Financing Obligations are classified in Level 1 of the valuation hierarchy.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and June 30, 2013 aggregated by the level in the fair value hierarchy within which the measurements fall:

	March 31, 2014
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Inventory (1)	$191,997	$—	$—	$191,997
Derivative assets — open sales and purchase commitments, net	2,245	—	—	2,245
Derivative assets — futures contracts	5,741	—	—	5,741
Derivative assets — forward contracts	9,813	—	—	9,813
Total assets valued at fair value	$209,796	$—	$—	$209,796
Liabilities:
Liability on borrowed metals	$8,620	$—	$—	$8,620
Obligation under product financing arrangement	49,684	—	—	49,684
Liability on margin accounts	7,914	—	—	7,914
Derivative liabilities — open sales and purchase commitments, net	10,621	—	—	10,621
Derivative liabilities — forward contracts	716	—	—	716
Derivative liabilities - forward foreign currency exchange contracts	2	—	—	2
Total liabilities, valued at fair value	$77,557	$—	$—	$77,557
____________________
(1) = Commemorative coin inventory totaling $1.8 million is held at lower of cost or market and is thus excluded from this table.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Company's goodwill and other intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value if they are impaired. As of March 31, 2014, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the nine months ended March 31, 2014 and 2013.

The Company's investment in an ownership interest in a noncontrolled entity does not have readily determinable fair value and was initially recorded at cost, $0.5 million. The quoted price of the investment not available, and the cost of obtaining an independent valuation appears excessive considering the materiality of the instrument to the Company.There were no gains or losses recognized in earnings associated with the Company's ownership interest in a noncontrolled entity during the nine months ended March 31, 2014.

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
The Company records the difference between market value and trade value of the underlying commodity contracts as a derivative asset or liability (see Note 3 and Note 7), as well as recording an unrealized gain or loss on derivative instruments in the Company's condensed consolidated statements of income. During the three and nine months ended March 31, 2014, the Company recorded a net unrealized gain (loss) on open future commodity and forward contracts and open sales and purchase commitments of $(19.4) million and $(21.2) million, respectively, and a net realized loss on future commodity contracts of $(1.7) million and $(9.9) million, respectively. During the three and nine months ended March 31, 2013, the Company recorded a net unrealized loss on open future commodity and forward contracts and open purchase and sale commitments of $(3.8) million and $(43.7) million, respectively, and a net realized gain on future commodity contracts of $(19.5) million and $12.3 million, respectively.

Advertising
Advertising costs are expensed as incurred. Advertising expense was $0.3 million and $0.6 million respectively, for the three and nine months ended March 31, 2014 and was $0.2 million and $0.5 million, respectively for the three and nine months ended March 31, 2013.

Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors. Shipping and handling costs incurred totaled $1.2 million and $4.2 million respectively, for the three and nine months ended March 31, 2014 and $1.0 million and $2.7 million for the three and nine months ended March 31, 2013 respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of income.

Share-Based Compensation
Certain key employees of the Company participated in Stock Incentive Plans (“Former Plans”) of the Former Parent. The Plans permit the grant of stock options and other equity awards to employees, officers and non-employee directors. The Company accounts for equity awards under the provisions of the Compensation - Stock Compensation Topic 718 of the ASC ("ASC 718"), which establishes fair value-based accounting requirements for share-based compensation to employees. ASC 718 requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as expense over the service period in the Company's condensed consolidated financial statements.
Prior to the Distribution, the equity awards had been settled in shares of SGI stock and A-Mark did not reimburse SGI for the expense, therefore it was treated as a capital contribution to A-Mark. Following the Distribution, the Company will settle share-based awards by the delivery of shares of the Company's common stock (see Note 13).
The equity awards assumed by A-Mark in connection of the spinoff were substantially identical terms, conditions and vesting schedules as the previously outstanding. In accordance with the guidance in ASC 718, the assumption shares qualify as a modification of an equity compensation award. As such, the Company calculated the incremental fair value of the awards immediately prior to and after their modification and determined that there was no positive incremental equity compensation cost that was required to be expensed or amortized. Pertaining to the modified awards of A-Mark's employee and non-employees as of the Distribution date, the Company amortizes the unvested awards based on the the fair value and vesting schedule based on the original grant date, as determined by SGI. Pertaining to the modified awards of SGI's employee and non-employees for which A-Mark assumed, the Company does not expense them.

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
The Company's condensed consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer rather than a member of the Former Parent's consolidated income tax return group. Current tax payable reflects balances due to the Former Parent for the Company's share of the income tax liabilities of the group.
Following the Distribution, the Company will file federal and state income tax returns that are separate from the SGI tax filings. The Company will recognize current and deferred income taxes as a separate taxpayer for periods ending after the date of Distribution.

Earnings per Share ("EPS")
The Company computes and reports both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards, including unexercised stock options, utilizing the treasury stock method.

To determine the weighted average number of common shares outstanding for the periods presented prior to the Distribution, the Former Parent's weighted average number of common shares outstanding was multiplied by distribution ratio of one share of the Company's common stock for every four shares of the Former Parent's common stock. Thereafter, the weighted average number of common shares outstanding was based on the Company's historical basic and fully diluted share figures.

A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. There is no dilutive effect of SARs as such obligations are not settled and were out of the money for the three and nine months ended March 31, 2014 and March 31, 2013.

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended		Nine Months Ended
in thousands	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Basic weighted average shares outstanding (1)	7,449	7,660	7,703	7,839
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	66	64	46	52
Diluted weighted average shares outstanding	7,515	7,724	7,749	7,891
____________________
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

3.	RECEIVABLES
Receivables and secured loans consist of the following as of March 31, 2014 and June 30, 2013:

in thousands	March 31, 2014	June 30, 2013

Customer trade receivables	$12,361	$38,405
Wholesale trade advances	9,931	20,623
Due from brokers	9,665	—
Subtotal	31,957	59,028
Secured loans	31,861	35,585
Subtotal	63,818	94,613
Less: allowance for doubtful accounts	(30)	(104)
Subtotal	63,788	94,509
Derivative assets — open sales and purchase commitments, net	2,245	—
Derivative assets — futures contracts	5,741	14,967
Derivative assets — forward contracts	9,813	471
Receivables, net	$81,587	$109,947
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

Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of March 31, 2014 and June 30, 2013, the loans carried weighted-average effective interest rates of 8.3% and 8.0%, respectively, and mature in periods generally ranging from three months to one year.

•
Until October 31, 2011, A-Mark maintained a segregated commodities account with M.F. Global, Inc. (“MFGI”). A-Mark used this account to enter into future transactions to hedge the risk related to its positions with counterparties and physical inventories. MFGI filed for bankruptcy protection on October 31, 2011. At the time MFGI filed for bankruptcy, A-Mark had $20.3 million in funds held at MFGI of which $14.6 million, or 72%, of A Mark's MFGI Equity was returned to A-Mark in December 2011 pursuant to a bulk transfer approved by the Bankruptcy Court. A-Mark has filed a claim in the bankruptcy proceedings for the remaining $5.7 million. In July 2012, A-Mark received an additional distribution of $1.6 million from the trustee for the liquidation of MFGI, bringing the remaining balance to $4.1 million. On December 31, 2012, A-Mark sold its claim to this balance for $3.8 million. During quarter ended December 31, 2011, the Company recorded a $1.0 million reserve for this potential shortfall, which is included in selling, general and administrative expenses. For the nine months ended March 31, 2013, the receipt of proceeds from the sale of the receivable of $3.8 million resulted in a positive impact to the provision for bad doubtful accounts of $0.7 million.

•
On September 27, 2013, CFC paid $0.35 million to a borrower of CFC in exchange for the right to assume a portfolio of short-term loan receivables totaling $12.8 million.  The loans were used to satisfy the existing outstanding loan totaling $12.8 million with the borrower of CFC. The receivables were originated by the borrower and this transaction resulted in the assignment of those receivables to CFC. This premium will be amortized ratably as loans pay off. The loans are due on demand with the option to extend maturities for 180 days.  For the three months ended and nine months ended March 31, 2014, a total of $2.3 million and $2.3 million in loans were paid off, respectively, and $0.1 million and $0.1 million ,respectively, in premium amortization cost was recorded related to this transaction.

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
The Company's classes, which align with management reporting, are as follows:

in thousands	March 31, 2014		June 30, 2013

Bullion	$13,211	41.5%	$21,993	61.8%
Collectibles	18,650	58.5	13,592	38.2
Total secured loans	$31,861	100.0%	$35,585	100.0%

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
The Company ceases the accrual of interest on its non-performing loans. There were no impaired loans as of March 31, 2014 and one impaired loan of $0.07 million as of June 30, 2013.

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

Further information about the Company's credit quality indicators includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans as follows:

in thousands	March 31, 2014		June 30, 2013

Loan-to-value of 75% or more	$19,375	60.8%	$3,764	10.6%
Loan-to-value of less than 75%	12,486	39.2	31,821	89.4
Total secured loans	$31,861	100.0%	$35,585	100.0%

No loans have a loan-to-value in excess of 100% at March 31, 2014 and June 30, 2013.

Allowance for Doubtful Accounts
Allowances for doubtful accounts are recorded based on specifically identified receivables, which the Company has identified as potentially uncollectible. Activity in the allowance for doubtful accounts for the nine months ended March 31, 2014 and year ended June 30, 2013 is as follows:
in thousands

Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
March 31, 2014	$104	$—	$(74)	$30
June 30, 2013	$1,118	$(700)	$(314)	$104

4.	INVENTORIES

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

The Company’s inventories are subsequently recorded at their fair market values. Daily changes in fair market value are recorded in the income statement through cost of sales and are offset by hedging derivatives, with changes in fair value of the hedging derivatives also recorded in cost of sales in the condensed consolidated statements of income. The premium component of market value included in the inventories as of March 31, 2014 and June 30, 2013 totaled $3.4 million and $1.8 million, respectively. Commemorative coins, which are not hedged, are also included in inventory at the lower of cost or market and represent totaled $1.8 million and $0.0 million as of March 31, 2014 and June 30, 2013, respectively. For the nine months ended March 31, 2014 and 2013, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $3.1 million and $3.8 million, respectively.

Inventories included amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $8.6 million and $20.1 million as of March 31, 2014 and June 30, 2013, respectively. The Company mitigates market risk of its physical inventories through commodity hedge transactions (see Note 11).

Inventory includes amounts for obligations under product financing agreement. A-Mark entered into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to A-Mark at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $49.7 million and $38.6 million as of March 31, 2014 and June 30, 2013, respectively (see Note 10).

The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of March 31, 2014 and June 30, 2013 totaled $7.8 million and $2.6 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2014 and June 30, 2013:

in thousands	March 31, 2014	June 30, 2013

Office furniture, fixtures and equipment	$364	$176
Computer equipment	282	196
Computer software	2,210	1,932
Leasehold improvements	260	92

	3,116	2,396
Less: accumulated depreciation	(1,575)	(1,183)

Property and equipment, net	$1,541	$1,213

Depreciation expense for the nine months ended March 31, 2014 and 2013 was $0.4 million and $0.3 million, respectively. Depreciation expense for the three months ended March 31, 2014 and 2013 was $0.1 million and $0.1 million, respectively.

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

The carrying value of other purchased intangibles as of March 31, 2014 and June 30, 2013 is as described below:

		March 31, 2014			June 30, 2013

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade-name	Indefinite	$454	$—	$454	$454	$—	$454
Existing Customer relationships	5 - 15	5,747	(3,348)	2,399	5,747	(3,060)	2,687
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Purchased intangibles subject to amortization		7,942	(5,543)	2,399	7,942	(5,255)	2,687
		$8,396	$(5,543)	$2,853	$8,396	$(5,255)	$3,141

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be four to fifteen years. Amortization expense related to the Company's intangible assets for the nine months ended March 31, 2014 and 2013 was $0.3 million and $0.3 million, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Year ending June 30,
2014 (remaining three months)	$96
2015	385
2016	385
2017	385
2018	385
Thereafter	763
Total	$2,399

7.	ACCOUNTS PAYABLE
Accounts payable consist of the following:

in thousands	March 31, 2014	June 30, 2013

Trade payable to customers payables	$409	$1,531
Advances from customers	34,476	27,548
Liability on deferred revenue	5,079	14,985
Net liability on margin accounts	7,914	6,636
Due to brokers	—	4,655
Obligation to repurchase common stock	2,198	—
Other accounts payable	829	463
Derivative liabilities — open sales and purchase commitments, net	10,621	30,192
Derivative liabilities — futures contracts	716	—
Derivative liabilities — foreign currency exchange forward contracts	2	—
	$62,244	$86,010

8.	INCOME TAXES

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

Income tax provision (benefit) for the three and nine months ended March 31, 2014 and 2013 consists of the following:

	Three Months Ended		Nine Months Ended
in thousands	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
U.S.	$1,419	$2,093	$4,560	$5,437
Foreign	—	—	—	—
Provision for income taxes	$1,419	$2,093	$4,560	$5,437

The effective tax rate for the three and nine months ended March 31, 2014 and 2013 as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Effective tax rate	40.4%	44.5%	40.5%	44.5%

The effective tax rate varies significantly from the federal statutory rate due to permanent adjustments for nondeductible items and state taxes.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the nine months ended March 31, 2014, the Company concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. The Company based this conclusion on historical and projected operating performance, as well as its expectation that its operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. Accordingly, no valuation allowance has been established against the deferred tax asset.
The Company will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist.
As of March 31, 2014, the Company had $0.7 million of unrecognized tax benefits and $0.3 million relating to interest and penalties. Of the total unrecognized tax benefits, $0.7 million would reduce the Company's effective tax rate, if recognized. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company accrued additional interest and penalties of $0.04 million and $0.0 million during the nine months ended March 31, 2014 and March 31, 2013, respectively.

The Company's condensed consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer rather than a member of the Former Parent's consolidated income tax return group. Current tax payable reflect balances due to the Former Parent for the Company's share of the income tax liabilities of the group. Following the Distribution, the Company will file federal and state income tax returns that are separate from the SGI tax filings. The Company will recognize current and deferred income taxes as a separate taxpayer for periods ending after the date of Distribution.

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

9. RELATED PARTY TRANSACTIONS

During the three and nine months ended March 31, 2014 and 2013, the Company made sales and purchases to the following companies in amounts set forth below. These companies and A-Mark were under common control (common ownership and management) through the date of Distribution and therefore the transactions constitute related party transactions. The companies: Calzona Ventures, LLC ("Calzona"), Spectrum Numismatics International, Inc. ("SNI"), Stack's-Bowers Numismatics, LLC ("Stack's Bower") and Teletrade Inc. ("Teletrade") are entities consolidated by our Former Parent, SGI. All except Calzona, which is considered a variable interest entity, are wholly-owned subsidiaries of SGI.

	Three Months Ended		Three Months Ended
in thousands	March 31, 2014		March 31, 2013
	Sales	Purchases	Sales	Purchases
Related Party Company
Calzona	$1,060	$110	$470	$—
SNI	1,802	1,644	1,324	326
Stack's Bower	541	305	731	700
Teletrade	764	188	2,506	248
Related party, total	$4,167	$2,247	$5,031	$1,274

	Nine Months Ended		Nine Months Ended
in thousands	March 31, 2014		March 31, 2013
	Sales	Purchases	Sales	Purchases
Related Party Company
Calzona	$3,409	$464	$530	$—
SNI	5,589	3,904	5,445	2,090
Stack's Bower	1,743	2,955	2,548	3,101
Teletrade	1,863	1,673	11,064	1,617
Related party, total	$12,604	$8,996	$19,587	$6,808

in thousands	March 31, 2014		June 30, 2013
	Receivable	Payable	Receivable	Payable
Related Party Company
Calzona	$—	$65	$—	$171
SNI	2	34	104	—
Stack's Bower	44	—	126	—
Teletrade	—	—	—	73
SGI (Former Parent)	—	5,291	—	9,520
Related party, total	$46	$5,390	$230	$9,764

Corporate Overhead Charges
During the three months and nine months ended March 31, 2014, the Company incurred $0.1 million, and $0.5 million, respectively, of corporate overhead charges, which were payable monthly to SNI based on the Former Parent's annual budget. During the three months and nine months ended March 31, 2013, the Company incurred $0.2 million, and $0.6 million, respectively, of corporate overhead charges, which were payable to SNI.

Transactions with Directors and Officers
Amounts included in accrued liabilities in the condensed consolidated balance sheets as of March 31, 2014 and June 30, 2013 includes $0.0 million and $1.0 million, respectively, in respect of executive compensation payable to SGI.

Dividends Paid to Former Parent
During the three months and nine months ended March 31, 2014, the Company paid $5.0 million, and $10.0 million, respectively, of dividends to SGI. During the three months and nine months ended March 31, 2013, the Company paid $0.0 million, and $15.0 million, respectively, of dividends to SGI.

Royalties to Former Owner
As part of the A-Mark sales agreement dated July 1, 2005, the former owner receives a portion of the finance income earned with a specific customer through June 2015. The Company incurred $0.05 million and $0.16 million in royalty expense during the three months and nine months ended March 31, 2014, respectively, and incurred $0.08 million and $0.26 million in royalty expense during the three months and nine months ended March 31, 2013. The total amount due to the former owner of $0.16 million and $0.31 million are included in accrued liabilities as of March 31, 2014 and June 30, 2013, respectively.

Income Tax Sharing Obligations
The Company paid $3.7 million and $7.7 million of income tax sharing obligations during the three months and nine months ended March 31, 2014, respectively, and paid $3.1 million and $7.8 million of income tax sharing obligations, during the three months and nine months ended March 31, 2013, respectively, which were payable to SGI.

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
As of March 31, 2014, the maximum of the Trading Credit Facility was $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.15% and 0.19% as of March 31, 2014 and June 30, 2013, respectively. Borrowings are due on demand and totaled $119.8 million and $95.0 million for lines of credit and $0.0 million and $9.0 million for letters of credit at March 31, 2014 and at June 30, 2013, respectively. The amounts available under the Trading Credit Facility are formula based and totaled $50.2 million and $66.0 million at March 31, 2014 and June 30, 2013, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends. The Trading Credit Facility is cancelable by written notice from the financial institutions.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company to maintain a minimum tangible net worth, as defined, of $25.0 million. The Company’s tangible net worth as of March 31, 2014 was $39.2 million. Accordingly, the Company is in compliance with all restrictive financial covenants. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

Separately, A-Mark has another line of credit with this lender (“Collectible Credit Facility”) totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. As of March 31, 2014, the total amount borrowed with this lender was $23.0 million, which consisted of $15.5 million by A-Mark and $7.5 million by SNI. The A-Mark and SNI lines represent two entirely separate lines of credit under which neither party has a performance obligation for the other should an event of default occur. Amounts available for borrowing under this Collectible Credit Facility as of March 31, 2014 and June 30, 2013 was $0.0 million.

Interest expense related to A-Mark’s borrowing arrangements totaled $1.0 million and $2.9 million for the three and nine months ended March 31, 2014, respectively, and $0.8 million and $2.6 million for the three and nine months ended March 31, 2013 respectively.

Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements, which bear interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $8.6 million and $20.1 million as of March 31, 2014 and June 30, 2013, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $0.0 million and $9.0 million as of March 31, 2014 and June 30, 2013, respectively.

Obligation Under Product Financing Arrangement
The Company has entered into an agreement with a third party for the sale of gold and silver, at the option of the third party, at a fixed price. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $49.7 million and $38.6 million as of March 31, 2014 and June 30, 2013, respectively.

11.	HEDGING TRANSACTIONS
The Company is exposed to market risk, such as change in commodity prices, and foreign exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative products, such as precious metal's forwards and futures. By policy, the Company historically has not entered into derivative financial instruments for trading purposes or for speculation.
Commodity Price Management
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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC, whereby the gains or losses would be deferred and included as a component of other comprehensive income until the contract is executed. Instead, gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability ( a component of receivables or payables). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts (see Notes 3 and 7). Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $(21.1) million and $(31.1) million for the three and nine months ended March 31, 2014, respectively, and $(23.3) million and $(31.5) million for the three and nine months ended March 31, 2013 respectively.

The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in sales and purchase transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counterparties may engage in from time to time.
A summary of the market values of the Company’s physical inventory positions, sales and purchase commitments, and its outstanding forward and futures contracts is as follows at March 31, 2014 and at June 30, 2013:

in thousands	March 31, 2014	June 30, 2013
Inventory	$193,801	$162,378
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(1,804)	—
Premium on metals position	(3,435)	(1,787)
Premium on inventory	(5,239)	(1,787)

Subtotal	188,562	160,591
Commitments at market:
Open inventory purchase commitments	473,095	461,883
Open inventory sales commitments	(253,818)	(272,044)
Margin sale commitments	(13,525)	(13,651)
In-transit inventory no longer subject to market risk	(5,768)	(24,221)
Unhedgable premiums on open commitment positions	1,555	2,107
Inventory borrowed from suppliers	(8,620)	(20,117)
Product financing obligation	(49,684)	(38,554)
Advances on industrial metals	(5,678)	33
Inventory subject to price risk	326,119	256,027
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	149,401	84,999
Precious metals futures contracts at market values	177,093	171,272
Total market value of derivative financial instruments	326,494	256,271
Net inventory subject to commodity price risk	$(375)	$(244)
As of March 31, 2014 and June 30, 2013, the Company had the following outstanding commitments:

in thousands	March 31, 2014	June 30, 2013

Purchase commitments	$473,095	$461,883
Sales commitments	(253,818)	(272,044)
Margin sales commitments	(13,525)	(13,651)
Open forward contracts	149,401	84,999
Open futures contracts	177,093	171,272
The contract amounts of these forward and futures contracts and the open sales and purchase orders are not reflected in the accompanying condensed consolidated balance sheet. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value.
The Company’s open sales and purchase commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at March 31, 2014 are scheduled to settle within 30 days.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At March 31, 2014, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forwards contracts to manage the effect of foreign currency exchange fluctuations of its purchase and sales transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Realized and unrealized net gains (losses) on foreign exchange derivative instruments in the condensed consolidated statements of income totaled $60 thousand and $0 thousand for the three and nine months ended March 31, 2014, respectively, and $46 thousand and $24 thousand for the three and nine months ended March 31, 2013 respectively. The market values (fair values) of the Company’s foreign exchange forward, related to the Company's open purchase and sales commitments, outstanding at March 31, 2014 was $2 thousand.

Offsetting Derivative Instruments
In respect to the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sales and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of March 31, 2014 and June 30, 2013.

		March 31, 2014				June 30, 2013

in thousands	Type of Hedge	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative receivables:
Open sales and purchase commitments	COM	$4,284	$(2,039)	$—	$2,245	$—	$—	$—	$—
Future contracts	COM	5,741	—	—	5,741	14,967	—	—	14,967
Forward contracts	COM	9,813	—	—	9,813	471	—	—	471
		$19,838	$(2,039)	$—	$17,799	$15,438	$—	$—	$15,438
Nettable derivative payables:
Open sales and purchase commitments	COM	$11,579	$(958)	$—	$10,621	$48,015	$(17,823)	$—	$30,192
Margin accounts	COM	13,525	—	(5,611)	7,914	13,651	—	(7,015)	6,636
Future contracts	COM	716	—	—	716	—	—	—	—
Forward contracts	FX	2	—	—	2	—	—	—	—
		$25,822	$(958)	$(5,611)	$19,253	$61,666	$(17,823)	$(7,015)	$36,828
____________________
COM = Commodity hedge.
FX= Foreign currency exchange hedge.

12. COMMITMENTS AND CONTINGENCIES
On January 15, 2013, the Company entered into an agreement with a sovereign mint to purchase a minimum amount of bullion coins in exchange for certain exclusive distribution rights. Under the terms of this agreement, commencing March 7, 2014, the Company is required to purchase 10,000 one ounce gold bullion coins in increments of 2,500 before May 9, 2014. As of March 31, 2014, the Company had purchased 5,000 one ounce gold bullion coins.
We are party to various legal proceedings arising in the ordinary course of its business.  Based on the information currently available, we are not currently a party any legal proceeding that management believes would have a material adverse effect on our consolidated financial position, cash flows or operations. Refer to Note 12 of the Notes to Consolidated Financial Statements in the 2013 Financial Statements for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments.

13.	STOCKHOLDERS’ EQUITY

Effectiveness of Registration Statement and Distribution of Shares
A-Mark filed with the Securities and Exchange Commission a registration statement on Form S-1 relating to the Distribution by SGI to its shareholders of all the shares of common stock of the Company. The registration statement was declared effective by the SEC on February 11, 2014.

The spinoff of the Company from SGI was effected on March 14, 2014 and an aggregate of 7,402,664 shares of A-Mark's common stock were distributed to SGI stockholders. On March 17, 2014, A-Mark's shares began trading on the NASDAQ Global Select Market under the symbol "AMRK".

Obligation to Repurchase Common Shares
On February 26, 2014, A-Mark entered into a Purchase Agreement with Afinsa, Auctentia and SGI pursuant to which SGI agreed to purchase all shares of SGI’s common stock held by Afinsa and Auctentia, which includes 44,164 shares held by Afinsa and 2,988,106 shares held by Auctentia, for an aggregate purchase price of $6.4 million, payable in cash at two closings and plus interest as described below. In addition, Afinsa and Auctentia agreed to sell to A-Mark any shares of common stock of A-Mark received by Afinsa and Auctentia in connection with the spinoff of A-Mark.
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
The Company has reflected the share repurchase obligation as a liability in accordance with ASC Topic 480 Distinguishing Liabilities from Equity in our third quarter condensed consolidated balance sheet as a component of accounts payable. The accrued interest totaled $0.01 million for the three and nine months ended March 31, 2014 and was reflected on the condensed consolidated of statements income as interest expense.
Payment of Dividends to Former Parent
On July 1, 2013, the Board of Directors of the Company declared a dividend to SGI in the aggregate amount of $5.0 million. This dividend was paid on July 5, 2013. On February 12, 2014, the Board of Directors of the Company declared a dividend to SGI in the aggregate amount of $5.0 million. This dividend was paid on February 26, 2014.

2014 Stock Award and Incentive Plan
Prior to the Distribution, the Company’s Board of Directors ("Board") adopted and the Company's shareholders approved the 2014 Stock Award and Incentive Plan ("2014 Plan"). Under the 2014 Plan, the Company may grant options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of the Company's stock. Awards under the 2014 Plan may be granted in the form of incentive or non-qualified stock options, SARs, restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 2014 Plan is administered by the Compensation Committee of the Board of Directors, which may in its discretion select officers and other employees, directors (including non-employee directors) and consultants to the Company and its subsidiaries to receive grants of awards.
Under the 2014 Plan, the exercise price of options and base price of SARs may be set at the discretion of the Board, but generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is ten years. The 2014 Plan limits the number of share-denominated awards that may be granted to any one employee to

250,000 shares in any year. Also, the 2014 Plan limits the maximum grant-date fair value at $300 thousand of stock-denominated awards granted to any one of the non-employee directors, except for a non-employee Chairman of the Board whose grant-date fair value maximum is $600 thousand. The 2014 Plan will terminate when no shares remain available for issuance and no awards remain outstanding.
At March 31, 2014, there were no shares available for issuance under the 2014 Plan. However, the Company intends to file a Form S-8 to authorize for future issuance 625,000 shares in connection with 2014 Plan.
Equity Awards Assumed in Connection with the Spinoff
Prior to the Distribution Date, the SGI Board of Directors and the Compensation Committee of the SGI Board of Directors, and the Board of Directors of A-Mark, had taken action to provide that the holders of share-based awards, outstanding as of March 14, 2014, denominated in and settleable by delivery of shares of SGI common stock, would have their SGI share-based awards canceled upon the effectiveness of the Distribution, and in place of the canceled awards would become entitled to receive share-based awards denominated in and settleable by delivery of shares of the Company's common stock. The exchange ratio was based on the average closing market price of SGI’s common stock in the final three trading days on which SGI common stock traded before trading ex-dividend with respect to the Distribution, and the average closing market price of A-Mark’s common stock on its first three trading days in the NASDAQ Global Select Market (the “Exchange Ratio”). This resulted in an Exchange Ratio of 0.2397, based on an average closing price for SGI shares of $3.32 and an average closing price for A-Mark shares of $13.85. (For reference, the closing SGI price per share on March 14, 2014 was $3.37 per share and the closing A-Mark price per share on March 17, 2014 was $13.30 and on March 19, 2014 was $14.00.)
Accordingly, to provide for the equitable treatment of holders of then outstanding SGI equity awards in connection with the spin-off, the Company modified (reduced) the number of shares underlying each affected SGI award in the form of stock options, stock appreciation rights (“SARs”) or restricted stock units (“RSUs”) by a factor of 0.2397 to one (with the number of shares rounded up to the next whole share for the entire award, with rounding up of previously vested tranches first and rounding down (where necessary) of later vested tranches). For stock options and SARs, the Company modified (increased) the holders’ award exercise price or base price by a factor 4.1717 to one (the inverse of the Exchange Ratio), with per share exercise prices or base prices then rounded up to the next whole cent. These actions were taken pursuant to the anti-dilution assumption and adjustments approved by SGI and A-Mark. As a result, the Company granted, on March 19, 2014 (the date as of which the exchange ratio became determinable based on the average closing market price of A-Mark common stock), 130,646 RSUs, 8,990 SARs and options to purchase 249,846 shares of common stock. These awards are deemed to be granted under the original plans and arrangements of SGI that have been assumed by the Company, not under the 2014 Plan. However, the Company has not assumed those SGI plans and arrangements insofar as they authorize future grants of share-based compensation (as distinguished from the grants of replacement awards described above).
The cancelation and reissuance of share-based awards are accounted for as modifications in accordance with ASC 718, Compensation-Stock Compensation. The Company compared the fair value of each award immediately before and after modification and determined that the modification did not create any incremental compensation costs. Accordingly, there were no changes to the compensation costs of these awards, as determined using the Black-Scholes fair value model for stock options and SARs, and the common stock value for RSUs, on the original grant dates of each award.
Of the 249,846 stock options, 130,646 RSUs and 8,990 SARs issued in connection with the spin-off, 217,123 stock options, 50,340 RSUs and 8,990 SARs were issued to employees of the Company and the remainder were issued to employees of SGI. After the spin-off, A-Mark will recognize remaining compensation costs related to awards held by employees of the Company, including SGI employees who transferred to the Company in conjunction with the spin-off, over the remaining service period for each award. The Company will recognize compensation expense of $0.5 million, $0.2 million and $0.0 million, related to stock-options, RSUs and SARs, respectively, over weighted average periods 7.9 years, 8.4 years and 0.0 years, respectively. The Company will not recognize compensation costs for awards held by employees of SGI, as they are not providing any services to the Company.

Employee Stock Options
The Former Parent had granted employee stock options to certain members of management, key employees, and directors, including to A-Mark personnel, that were denominated in and settleable by delivery of share of SGI common stock. Effective with the Distribution ,the SGI share-based awards were canceled and in place of the canceled awards the holders of the awards were entitled to receive share-based awards denominated in and settable by deliver of shares of the Company's stock. During the nine months ended March 31, 2014 the Company issued 249,846 employee stock options in connection with the spinoff at a weighted average exercise price of $13.75.
Aside from the stock options issued in connection with the spinoff, no stock options were granted during the nine months ended March 31, 2014.
During the three and nine months ended March 31, 2014 and 2013, the Company incurred compensation expense related to stock options granted to the employees that were settleable in shares of SGI common stock (prior to the date of Distribution) and settleable in shares of Company's common stock (subsequent to the date of Distribution and award modification) as set forth below (amounts in thousands).

in thousands	Three Months Ended		Nine Months Ended
Stock option-based Compensation Cost related to Share Settleable in:	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

SGI common stock	$—	$—	$—	$—
A-Mark common stock	8.0	—	8.0	—
Total stock option based compensation costs	$8.0	$—	$8.0	$—

As of March 31, 2014, there was total remaining compensation expense of $0.5 million related to employee stock options, which will be recorded over a weighted average period of approximately 7.9 years.
The following table summarizes the stock option activity for the nine months ended March 31, 2014:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2013	—	$—
Granted through stock option plan	—	—
Stock options issued in spinoff	249,846	13.75
Exercised	—	—
Cancellations, expirations and forfeitures	—	—
Outstanding at March 31, 2014	249,846	13.75	$779	6.15
Shares exercisable at March 31, 2014	146,770	17.52	$289	6.07
Following is a summary of the status of stock options outstanding at March 31, 2014:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$0.01	$10.00	134,239	8.61	$8.39	31,163	8.64	$8.44
10.01	15.00	95,888	8.46	12.00	95,888	8.46	12.00
15.01	50.00	660	0.35	48.02	660	0.35	48.02
50.01	60.00	19,059	0.01	59.10	19,059	0.01	59.10
		249,846	7.87	13.75	146,770	7.36	17.52

Restricted Stock Units
The Former Parent had issued RSUs to certain members of management, key employees, and directors, including to A-Mark personnel. During the nine months ended March 31, 2014 the Company issued 130,646 of RSUs in connection with the spinoff. The RSUs had a weighted average issuance price of $2.22, determined based upon the fair value of SGI’s common stock on the original date of grant. Such shares generally vest after 2.0 years from the date of grant. Aside from the RSUs issued in connection with the spin-off, no RSUs were granted during the nine months ended March 31, 2014.
During the three and nine months ended March 31, 2014 and 2013, the Company incurred compensation expense related to RSUs granted to the employees that were settleable in shares of SGI common stock (prior to the date of Distribution) and settleable in shares of Company's common stock (subsequent to the date of Distribution and award modification) as set forth below (amounts in thousands).

in thousands	Three Months Ended		Nine Months Ended
RSUs-based Compensation Cost related to Share Settleable in:	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

SGI common stock	$24.6	$42.3	$98.2	$102.5
A-Mark common stock	4.3	—	4.3	—
Total RSUs based compensation costs	$28.8	$42.3	$102.5	$102.5

The remaining compensation expense that will be recorded under restricted stock grants totals $0.2 million, which will be recorded over a weighted average period of approximately 8.4 years
The following table summarizes the RSU activity for the nine months ended March 31, 2014:

	Shares	Weighted Average Share Price at Grant Date
Outstanding at June 30, 2013	—	$—
Shares granted	—	—
Shares issued in spinoff	130,646	2.22
Shares issued	—	—
Shares forfeited	—	—
Outstanding at March 31, 2013	130,646	2.22
Vested but unissued at March 31, 2013	—	—
No tax benefit was recognized in the condensed consolidated statements of operations related to share-based compensation for the nine months ended March 31, 2014 and 2013. No share-based compensation was capitalized for the nine months ended March 31, 2014 and 2013.
Stock Appreciation Rights
The Company, from time to time, may grant SARs to certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stock's closing price on the date of grant to the average price in the last month of the third year of vesting. As of March 31, 2014, the Company had issued 8,990 SARs with an average base price of $50.31, in connection with the spinoff. At March 31, 2014, there was no intrinsic value associated with these arrangements. The Company did not recognize any compensation expense related to these awards during the three and nine months ended March 31, 2014 and 2013. There is no remaining compensation expense that will be recorded for these awards.

Certain Anti-Takeover Provisions
The Company’s Certificate of Incorporation and by-laws contain certain anti-takeover provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company without negotiating with its Board. Such provisions could limit the price that certain investors might be willing to pay in the future for the Company’s securities. Certain of such provisions provide for a Board with staggered terms, allow the

Company to issue preferred stock with rights senior to those of the common stock, or impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.

14.	GEOGRAPHIC INFORMATION

Revenues are attributed to geographic location based on where the revenue generating product is shipped. The Company's geographic operations are as follows:

in thousands	Three Months Ended		Nine Months Ended
Revenue by geographic region:	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

United States	$1,366,031	$1,570,432	$3,895,709	$4,389,566
Europe	106,687	47,673	326,251	172,703
North America, excluding United States	78,978	171,326	289,604	437,186
Asia Pacific	25,213	43,779	45,568	149,003
Africa	12	—	12	3
Australia	3,911	203	8,288	1,491
South America	715	41	747	98
Total revenue	$1,581,547	$1,833,454	$4,566,179	$5,150,050

in thousands	March 31, 2014	June 30, 2013
Inventories by geographic region:
United States	$171,432	$148,336
Europe	15,251	9,504
North America, excluding United States	4,867	4,423
Asia	2,251	115
Total inventories	$193,801	$162,378

in thousands	March 31, 2014	June 30, 2013
Total assets by geographic region:
United States	$274,889	$293,093
Europe	17,964	11,977
North America, excluding United States	4,867	4,423
Asia	2,251	115
Total assets	$299,971	$309,608

in thousands	March 31, 2014	June 30, 2013
Total long term assets by segment/geographic region:
United States	$9,684	$9,148
Europe	94	90
Total long-term assets	$9,778	$9,238

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations by comparing the results for the three and nine months ended March 31, 2014 and 2013.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of March 31, 2014. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

Gross profit is the difference between our revenues and the cost of our products. Since we quote prices based on the current commodity market prices for precious metals, we enter into a combination of forward and futures contracts exclusively to effect a hedge position equal to the underlying precious metal commodity value, which substantially represents inventory subject to price risk.  We enter into these derivative transactions solely for the purpose of hedging our inventory, and not for speculative purposes. Our gross profit includes the gains and losses resulting from these derivative instruments. However, the gains and losses on the derivative instruments are substantially offset by the gains and losses on the corresponding changes in the market value of our precious metals inventory. As a result, our results of operations generally are not materially impacted by changes in commodity prices.

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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three and Nine Months Ended March 31, 2014 and 2013
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$1,581,547	100.0%	$1,833,454	100.0%	$(251,907)	(13.7)%
Gross profit	7,537	0.5%	7,556	0.4%	(19)	(0.3)%
General and administrative expenses	(4,351)	(0.3)%	(3,985)	(0.2)%	366	9.2%
Interest income	1,391	0.1%	1,953	0.1%	(562)	(28.8)%
Interest expense	(1,002)	(0.1)%	(775)	—%	227	29.3%
Unrealized loss on foreign exchange	(60)	—%	(46)	—%	(14)	NM
Net income before provision for income taxes	3,515	0.2%	4,703	0.3%	(1,188)	(25.3)%
Provision for income taxes	(1,419)	(0.1)%	(2,093)	(0.1)%	674	(32.2)%
Net income	$2,096	0.1%	$2,610	0.1%	$(514)	(19.7)%
_____________________
NM = Not meaningful.

in whole amounts	Three Months Ended March 31,
Basic and diluted weighted average income per common share	2014	2013	Increase / (decrease)	% of Increase / (decrease)
Basic - net income (1)	$0.28	$0.34	$(0.06)	(17.6)%
Diluted - net income (1)	$0.28	$0.34	$(0.06)	(17.6)%
____________________
(1) = Basic and diluted income per share was based on historical SGI basic and fully diluted share figures through March 14, 2014, the distribution date. Amounts shown were retroactively adjusted to give effect for the share distribution in connection with the spinoff, on the basis of one share of A-Mark stock issued for every four shares of SGI stock held through the distribution date. Thereafter, basic and diluted income per share was based on the Company's historical basic and fully diluted share figures.

The operating results of our business for the nine months ended March 31, 2014 and 2013 are as follows:

	Nine Months Ended		Nine Months Ended
	March 31, 2014		March 31, 2013		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$4,566,179	100.0%	$5,150,050	100.0%	$(583,871)	(11.3)%
Gross profit	22,354	0.5%	18,844	0.4%	3,510	18.6%
General and administrative expenses	(12,503)	(0.3)%	(10,072)	(0.2)%	2,431	24.1%
Interest income	4,298	0.1%	6,119	0.1%	(1,821)	(29.8)%
Interest expense	(2,879)	(0.1)%	(2,649)	(0.1)%	230	8.7%
Unrealized loss on foreign exchange	—	—%	(24)	—%	24	NM
Net income before provision for income taxes	11,270	0.2%	12,218	0.2%	(948)	(7.8)%
Provision for income taxes	(4,560)	(0.1)%	(5,437)	(0.1)%	877	(16.1)%
Net income	$6,710	0.1%	$6,781	0.1%	$(71)	(1.0)%
_____________________
NM = Not meaningful.

in whole amounts	Nine Months Ended March 31,
Basic and diluted weighted average income per common share	2014	2013	Increase / (decrease)	% of Increase / (decrease)
Basic - net income (1)	$0.87	$0.87	$—	—%
Diluted - net income (1)	$0.87	$0.86	$0.01	1.2%
_____________________
(1) = Basic and diluted income per share was based on historical SGI basic and fully diluted share figures through March 14, 2014, the distribution date. Amounts shown were retroactively adjusted to give effect for the share distribution in connection with the spinoff, on the basis of one share of A-Mark stock issued for every four shares of SGI stock held through the distribution date. Thereafter, basic and diluted income per share was based on the Company's historical basic and fully diluted share figures.

Revenues
Revenues for the three months ended March 31, 2014 decreased $251.9 million, or 13.7%, to $1.6 billion from $1.8 billion in 2013. Revenues for the nine months ended March 31, 2014 decreased $583.9 million, or 11.3%, to $4.6 billion from $5.2 billion in 2013. Our revenues decreased primarily due to a decline in the commodity price for gold and silver. The Company also reported a decrease in ounces of gold sold largely offset by an increase in silver ounces sold during the three and nine months ended March 31, 2014 compared to 2013.

Gross Profit
Gross profit for the three months ended March 31, 2014 decreased by $0.02 million, or 0.3%, to $7.54 million from $7.56 million in 2013. For the nine months ended March 31, 2014, gross profit increased by $3.5 million, or 18.6% to $22.4 million from $18.8 million in 2013. The Company’s gross profit and profit margin percentage improved as a result of higher demand for silver custom products, which carry larger premiums and gross profit, through certain distribution contracts. Sales of unique bullion products to distributors for marketing to the retail public provide the Company with higher margins than its ordinary trading activities during both periods.
General and Administrative Expenses
General and administrative expenses increased $0.4 million, or 9.2%, to $4.4 million in the three months ended March 31, 2014 from $4.0 million in 2013. For the nine months ended March 31, 2014, general and administrative expenses increased $2.4 million, or 24.1%, to $12.5 million from $10.1 million in 2013. For the nine months ended March 31, 2014, the increase is primarily due to higher administrative expenses, such as the addition of key personnel, legal charges, and accounting fees. Additionally, the Company incurred a one-time $0.7 million favorable adjustment in the nine months ended March 31, 2014 which reduced general and administrative expenses in the prior year.  For the three months ended March 31, 2014, the increase is primarily due to higher administrative expenses, such as the addition of key personnel, legal charges, accounting fees, and ongoing public company costs.
Interest Income
Interest income decreased $0.6 million, or 28.8%, to $1.4 million for the three months ended March 31, 2014 from $2.0 million in 2013. For the nine months ended March 31, 2014, interest income decreased $1.8 million, or 29.8%, to $4.3 million from $6.1 million in 2013. The decreases were primarily due to lesser financing and liquidity business. This decrease was due primarily to the decrease in precious metals prices year over year which reduces the value of the finance services on which finance income is based.
Interest Expense
Interest expense for the three months ended March 31, 2014 increased $0.23 million, or 29.3% to $1.00 million from $0.78 million in 2013. For the nine months ended March 31, 2014, interest expense increased $0.2 million, or 8.7% to $2.9 million from $2.6 million in 2013. The increase was related primarily to usage of our line of credit (the “Trading Credit Facility”). We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. We utilize our lines of credit extensively for working capital requirements.
Provision for Income Taxes
Our provision for income taxes was $1.4 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate was approximately 40.4% and 44.5% for the three months ended March 31, 2014 and 2013, respectively. Our provision for income taxes was $4.6 million and $5.4 million for the nine months ended March 31, 2014 and 2013, respectively. Our effective tax rate was approximately 40.5% and 44.5% for the nine months ended March 31, 2014 and 2013, respectively. The primary difference in the effective tax rate between the nine months ended March 31, 2014 and 2013 is the result of adjustments to the estimated effective state tax rate. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items and state taxes.

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
Earnings per Share
Basic earnings per share decreased $0.06 to $0.28 for the three months ended March 31, 2014, from $0.34 in 2013, and diluted earnings per share decreased $0.06 to $0.28 from $0.34 in 2013. For the nine months ended March 31, 2014, basic earnings per share decreased $0.00 to $0.87 from $0.87, and diluted earnings per share increased by $0.01 to $0.87 from $0.86 in 2013. The change in both basic and diluted earnings per share was primarily due to the increase in our net earnings from the factors mentioned above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following summarizes cash flow components for the nine months ended March 31, 2014 and 2013:

	Nine Months Ended March 31,
in thousands	2014	2013

Cash (used in) provided by operating activities	$(38,401)	$44,925
Cash used in investing activities	$(1,221)	$(446)
Cash provided by (used in) financing activities	$25,930	$(34,255)
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodities.
Operating activities used $38.4 million in cash for the nine months ended March 31, 2014 and provided $44.9 million in cash for the nine months ended March 31, 2013, respectively. Primary sources of cash in our operating cash flows from operations for the nine months ended March 31, 2014 include the impact related to changes in receivables of $28.4 million . This was partially offset by a use of cash for the nine months ended March 31, 2014 related to changes in payables to SGI, accounts payable, accrued expenses, liabilities on borrowed metals, and inventory balances of $4.2 million, $26.0 million, $0.7 million , $11.5 million, and $31.4 million, respectively. Primary sources of cash in operating cash flows for the nine months ended March 31, 2013 include the impact related to changes in receivables, inventory, and liabilities on borrowed metals balances, of $42.0 million, $29.6 million and $9.4 million, respectively. This was partially offset by a use of cash for the nine months ended March 31, 2013 related to changes in accounts payable, accrued liabilities and payables to SGI balances, of $38.8 million, $0.8 million and $3.3 million, respectively.
Our investing activities used cash in the nine months ended March 31, 2014 of $1.2 million and used cash of $0.4 million in the nine months ended March 31, 2013. A primary use of cash in the nine months ended March 31, 2014 was for capital expenditures for property and equipment of $0.7 million and the purchase of cost method investments of $0.5 million. Cash flows used by investing activities of $0.4 million during the nine months ended March 31, 2013 was primarily attributable to capital expenditures for property and equipment.
Our financing activities provided $25.9 million for the nine months ended March 31, 2014 and used $34.3 million for the nine months ended March 31, 2013. We had net borrowings $24.8 million under lines of credit for the nine months ended March 31, 2014 compared to net repayments of $13.5 million in the nine months ended March 31, 2013. Additionally, we paid $10.0 million of dividends for the nine months ended March 31, 2014 compared to payments of $15.0 million in the nine months ended March 31, 2013. Furthermore, during the nine months ended March 31, 2014, we had a net increase in our product financing arrangement obligations of $11.1 million. During the nine months ended March 31, 2013, we also had net reduction in our product financing arrangement obligations of $5.8 million.

Liability on Borrowed Metals
We borrow precious metals from our suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $8.6 million and $20.1 million at March 31, 2014 and at June 30, 2013, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $0.0 million and $9.0 million as of March 31, 2014 and June 30, 2013, respectively.

Obligation Under Product Financing Agreement
We have entered into an agreement for the sale of gold and silver at a fixed price to a third party. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the obligation under product financing arrangement and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of sales. Such obligation totaled $49.7 million and $38.6 million as of March 31, 2014 and June 30, 2013, respectively.

Lines of Credit
The Company has a Trading Credit Facility is with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of March 31, 2014, the maximum of the Trading Credit Facility was $170.0 million. We routinely uses the Trading Credit Facility to purchase precious metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on the one month London Interbank Offered Rate (“LIBOR”) plus a margin. The one month LIBOR rate was approximately 0.15% and 0.19% as of March 31, 2014 and June 30, 2013, respectively. Borrowings are due on demand and totaled $119.8 million and $95.0 million for lines of credit and $0.0 million and $9.0 million for letters of credit at March 31, 2014 and at June 30, 2013, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. The amounts available under the Trading Credit Facility are formula based and totaled $50.2 million and $66.0 million at March 31, 2014 and June 30, 2013, respectively. A financial institution may cancel its participation in the Trading Credit Facility at any time by written notice to the Company.
As of March 31, 2014, the Trading Credit Facility had certain restrictive financial covenants, which required the Company and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million. The Company’s tangible net worth as of March 31, 2014 was $39.2 million, respectively. The minimum tangible net worth requirement of SGI was eliminated as of the effective date of the spinoff.

Separately, A-Mark has another line of credit with this lender totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI, a related party, and A-Mark cannot exceed $23.0 million with respect to this lender. As of March 31, 2014, the total amount borrowed with this lender was $23.0 million, which consisted of $15.5 million by A-Mark and $7.5 million by SNI. The A-Mark and SNI lines represent two entirely separate lines of credit under which neither party has a performance obligation for the other should an event of default occur. Amounts available for borrowing under this Collectible Credit Facility as of March 31, 2014 was $0.0 million. As of June 30, 2013, the total amount borrowed was $23.0 million, $5.0 million by SNI and $18.0 million by A-Mark.

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
Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3, 7 and 11 to the accompanying condensed consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as cost of sales. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of income for the three and nine months ended March 31, 2014 were $(21.1) million and $(31.1) million, respectively. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and nine months ended March 31, 2013 were $(23.3) million and $(31.5) million, respectively.

The contract amounts of these forward and futures contracts and the open sales and purchase orders are not reflected in the accompanying condensed consolidated balance sheets. The contracts are recorded at fair value, which is the difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. Our open sales and purchase commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand. Futures and forwards contracts open at March 31, 2014 are scheduled to settle within 30 days.

We are exposed to the risk of failure of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At March 31, 2014, we believe our risk of counterparty default is mitigated based on our evaluation, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

The following table summarizes the results of our hedging activities as follows at March 31, 2014 and at June 30, 2013:

in thousands	March 31, 2014	June 30, 2013
Inventory	$193,801	$162,378
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(1,804)	—
Premium on metals position	(3,435)	(1,787)
Premium on inventory	(5,239)	(1,787)

Subtotal	188,562	160,591
Commitments at market:
Open inventory purchase commitments	473,095	461,883
Open inventory sales commitments	(253,818)	(272,044)
Margin sale commitments	(13,525)	(13,651)
In-transit inventory no longer subject to market risk	(5,768)	(24,221)
Unhedgable premiums on open commitment positions	1,555	2,107
Inventory borrowed from suppliers	(8,620)	(20,117)
Product financing obligation	(49,684)	(38,554)
Advances on industrial metals	(5,678)	33
Inventory subject to price risk	326,119	256,027
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	149,401	84,999
Precious metals futures contracts at market values	177,093	171,272
Total market value of derivative financial instruments	326,494	256,271
Net inventory subject to commodity price risk	$(375)	$(244)

As of March 31, 2014 and June 30, 2013, we had the following outstanding sales and purchase commitments:

in thousands	March 31, 2014	June 30, 2013

Purchase commitments	$473,095	$461,883
Sales commitments	(253,818)	(272,044)
Margin sale commitments	(13,525)	(13,651)
Open forward contracts	149,401	84,999
Open futures contracts	177,093	171,272

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

The Company’s inventories are subsequently recorded at their fair market values. Daily changes in fair market value are recorded in the income statement through cost of sales and are offset by hedging derivatives, with changes in fair value of the hedging derivatives also recorded in cost of sales in the condensed consolidated statements of income. The premium component of market value included in the inventories as of March 31, 2014 and June 30, 2013 totaled 3.4 million and $1.8 million, respectively. Commemorative coins, which are not hedged, are also included in inventory at the lower of cost or market and totaled $1.8 million and $0.0 million as of March 31, 2014 and June 30, 2013, respectively. For the nine months ended March 31, 2014 and March 31, 2013, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $3.1 million and $3.8 million, respectively.

Inventories included amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $8.6 million and $20.1 million as of March 31, 2014 and June 30, 2013, respectively. The Company mitigates market risk of its physical inventories through commodity hedge transactions (see Note 11).

Inventory includes amounts for obligations under product financing agreement. A-Mark entered into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to A-Mark at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $49.7 million and $38.6 million as of March 31, 2014 and June 30, 2013, respectively (see Note 10).

The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of March 31, 2014 and June 30, 2013 totaled $7.8 million and $2.6 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.

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

Based on our assessment it appears more likely than not that the net deferred tax assets will be realized through future taxable income. Accordingly, no valuation allowance has been established against any of the deferred tax assets. We will continue to assess the need for a valuation allowance for our remaining deferred tax assets in the future

RECENT ACCOUNTING PRONOUNCEMENTS
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
We are subject to commodity price risk through our principal business, the purchase and sale of precious metals in the form of gold, silver platinum and palladium. We enter in to a combination of futures and forward transactions to substantially hedge our net exposure to changes in the underlying commodity prices. Consistent with the use of these contracts to neutralize the effect of commodity price fluctuations, such unrealized losses or gains are offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward and futures contracts and the offsetting underlying commitments do not create material market risk. As of March 31, 2014, we had $326.1 million in commodity price risk related entirely to our inventories and related commitments and $326.5 million in corresponding forwards and futures contracts. As of June 30, 2013, we had $256.0 million in commodity price risk related entirely to our inventories and related commitments and $256.3 million in corresponding forwards and futures contracts.

Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to the sale of precious metals priced in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed denominated receipts related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains are offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk. As of March 31, 2014, we had $6.6 million in foreign currency denominated transactions and $2.5 million in foreign currency forward contracts. As of June 30, 2013, we had $0.1 million in foreign currency denominated transactions and $0.3 million in foreign currency forward contracts.

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
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company operated with inadequate and insufficient accounting and finance resources to ensure timely and reliable financial reporting. As a result of this material weakness, the Company's management has concluded that, as of March 31, 2014, its internal control over financial reporting was not effective. To remediate this material weakness, during fiscal 2014, we intend to:

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

Because the Trading Credit Facility is a demand facility, the lenders may require us to repay the indebtedness outstanding under the facility at any time.  They may require repayment of the indebtedness even if we are in compliance with the financial and other covenants under the Trading Credit Facility.  If the lenders were to demand repayment, we may not at the time have the financial resources to comply. As of March 31, 2014, the maximum available amount to borrow under the Trading Credit Facility was $170.0 million. Borrowings totaled $119.8 million so that the amounts available under the Trading Credit Facility was $50.2 million.

Because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus a margin and vary by financial institution. The LIBOR rate was approximately 0.15% and 0.19% as of March 31, 2014 and June 30, 2013, respectively.

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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. A-Mark's top two customers represented 25.4% and 7.1%, respectively, of trading revenues for the nine months ended March 31, 2014. For the fiscal year ended June 30, 2013, A-Mark's top three customers represented 11.4%, 11.2% and 10.7%, respectively of our revenues. If our relationships with these customers deteriorated, or if we were to lose one or more of these customers, our business would be materially adversely affected.
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

The Company has in the past operated with inadequate and insufficient accounting and finance resources to ensure timely and reliable financial reporting.  As a result of this material weakness, the Company's management has concluded that, as of June 30, 2013, its internal control over financial reporting was not effective, which has not been remediated as of March 31, 2014. To remediate this material weakness, during fiscal 2014, we intend to:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2014, the Company did not issue any unregistered common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Exhibit Table Item No.		Description of Exhibit
31.1	**	Certification by the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification by the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification by Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Calculation Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
**    Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 13, 2014	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	May 13, 2014
Gregory N. Roberts	(Principal Executive Officer)

/s/ Gianluca Marzola	Chief Accounting Officer	May 13, 2014
Gianluca Marzola	(Principal Financial Officer)