Form 10-K
period 2014-06-30
A-Mark Precious Metals, Inc.
filed 2014-09-26
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014
Commission File Number: 001-36347
__________________________________________________
A-MARK PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________

Delaware (State of Incorporation)	11-2464169 (IRS Employer I.D. No.)
429 Santa Monica Blvd.
Suite 230
Santa Monica, CA 90401
(Address of principal executive offices)(Zip Code)
(310) 587-1477
(Registrant’s Telephone Number, Including Area Code)
__________________________________________________
Securities registered under Section 12(b) of the Exchange Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered NASDAQ Global Select Market
Securities registered under Section 12 (g) of the Exchange Act: None
__________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes. ☐ No. ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes. ☐ No. ☑

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
Yes. ☑ No. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes. ☐ No. ☑

As of December 31, 2013, the registrant’s common stock was not publicly traded, and therefore the aggregate market value of common equity held by non-affiliates cannot be calculated as of that date.

As of September 25, 2014, the registrant had 6,962,742 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.
2014 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS
Overview
A-Mark, also referred to (together with its subsidiaries) as "we", "us" and the "Company", is a full-service precious metals trading company. It is a wholesaler of gold, silver, platinum and palladium bullion and related products, including bars, wafers, grain and coins. A-Mark also-

•	distributes gold and silver coins and bars from sovereign and private mints;

•	provides financing for the purchase of bullion and numismatics;

•	offers secure storage for bullion; and

•	offers complementary products such as consignment, customized finance and liquidity programs such as Repo accounts, and trade quotes in a variety of foreign currencies.
A-Mark believes it has one of the largest customer bases in each of its markets and provides one of the most comprehensive offerings of products and services in the precious metals trading industry. Our customers include mints, manufacturers and fabricators, refiners, coin and bullion dealers, e-commerce retailers, banks and other financial institutions, commodity brokerage houses, industrial users of precious metals, investors and collectors. We serve customers on six continents, with over 10% of our customers being outside the United States.
A-Mark believes its businesses largely function independently of the price movement of the underlying commodities. However, factors such as global economic activity or uncertainty and inflationary trends, which affect market volatility, have the potential to impact customer demand, volumes and margins.
We conduct our operations within one business segment.
History/Spinoff from SGI
A-Mark was founded in 1965 as a small numismatics firm, which subsequently grew to include wholesale bullion trading and precious metals financing. Spectrum Group International, Inc. (SGI), then known as Greg Manning Auctions, Inc., acquired an 80% interest in A-Mark in 2005. The remaining 20% of A-Mark was acquired by Afinsa Bienes Tangibles, S.A. (Afinsa), at the time SGI's controlling shareholder. In 2012, SGI acquired from Afinsa its interest in A-Mark, as a result of which A-Mark became a wholly-owned subsidiary of SGI.
In March 2014, SGI distributed all of the shares of common stock of A-Mark to its stockholders, effecting a spinoff of A-Mark from SGI. As a result of this distribution, which we refer to as the spinoff, the Company is now a publicly traded company independent from SGI.
Over the years, A-Mark has been steadily expanding its products and services. In 1986, A-Mark became an authorized purchaser of gold and silver coins struck by the United States Mint. Similar arrangements with other sovereign mints followed, so that by the early 1990s, A-Mark had distribution relationships with all major sovereign mints offering bullion coins and bars internationally. In 2005, A-Mark launched its Collateral Finance Corporation (CFC) subsidiary for the purpose of making secured wholesale and retail loans collateralized by rare and semi-numismatic coins and bullion.
A-Mark opened an overseas office in Vienna, Austria in 2009, for the purpose of marketing its goods and services in the emerging Eastern European markets, and the office commenced full trading activity in 2012. This resulted in the expansion of A-Mark's trading hours from 12 to 17 hours a day, 5 days a week. Also in 2012, A-Mark formed, Transcontinental Depository Services, LLC (TDS), a subsidiary that provides customers with a turnkey global storage solution for their precious metals and precious metal products. In 2013, A-Mark began development of an electronic trading platform, which will allow its institutional and other large customers to execute transactions with A-Mark in precious metals and precious metal products through an automated interface. The platform is expected to be fully operational by late 2014.

Business Strategy
Through strategic relationships with its customers and suppliers and vertical integration across its markets, A-Mark seeks to grow its business volume, expand its presence in non-U.S. markets around the globe, with a principal focus on Europe and Asia, and enlarge its offering of complementary products and services. A-Mark seeks to continue its expansion by building on its strengths and what it perceives to be its competitive advantages. These include-

•	vertically integrated operations that span trading, distribution, storage, financing and other consignment products and services;

•
an extensive and varied customer base that includes banks and other financial institutions, coin dealers, jewelers, collectors, private investors, investment advisors, manufacturers, refiners, sovereign mints and mines;

•	secure storage for bullion;

•	access to primary market makers, suppliers, refiners and government mints that provide a dependable supply of precious metals and precious metal products;

•
trading offices in Santa Monica, California and Vienna, Austria, giving our customers live access to our trading desk 17 hours each trading day, even when many major world commodity markets are closed;

•	the largest precious metals dealer network in North America;

•	depository relationships in major financial centers around the world;

•	experienced traders who effectively manage A-Mark's exposure to commodity price risk; and

•	a strong management team, with over 100 years of collective industry experience.
Business Units
A-Mark operates through several business units comprising a single segment for accounting purposes, including Industrial, Coin and Bar, Trading, Finance, CFC and TDS.
Industrial. Our Industrial unit sells gold, silver, platinum and palladium to industrial and commercial users. Customers include coin fabricators such as mints, industrial manufacturers and fabricators, including electronics, and component parts companies, jewelry manufacturers and refiners. Depending on the intended usage, the metals are either investment or industrial grade and are generally in bar, wafer, plate, or grain.
Currently, orders are taken primarily telephonically, but A-Mark has developed an electronic trading platform that is in the process of being implemented and will be available to all buyers and sellers of precious metals by late 2014. Pricing is generally based on screen quotes for bullion transactions in the spot market, with two-day settlement, although special pricing and extended settlement terms are also available. For example, a customer can leave an order with A-Mark to purchase at a specified price below the current market price or an order to sell at a specified price above the current market price.
Almost all customers take physical delivery of the precious metal. Product is shipped upon receipt of payment, except where the purchase is financed under credit arrangements between A-Mark and the customer. We have relationships with precious metal depositories around the world to facilitate shipment of product from our inventory to our customers, in many cases for next day delivery. Product may either be drop shipped to the customer's location or delivered to a depository or other storage facility designated by the customer.
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metals loaned. Such metal inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are secured by letters of credit issued by major financial institutions for the benefit of the Company or by cash.
Coin & Bar. Our Coin & Bar unit deals in over 200 different products, including gold and silver coins from around the world and gold, silver, platinum and palladium bars and ingots in a variety of weights, shapes and sizes. We currently market a limited number of such products with our proprietary “A-Mark” rounds and bars. Our customers are primarily coin and bullion dealers, although we also deal directly with banks and other financial institutions, commodity brokerage house, manufacturers, investors, investment advisors, and collectors who qualify as “eligible commercial entities” and “eligible contract participants,” as those terms are defined in the Commodity Exchange Act. Our customers range in size from large financial institutions to small local dealers.
We are an authorized distributor (or, in the case of the United States Mint, an authorized purchaser) of gold and silver coins for all of the major sovereign mints and various private mints. The sovereign mints include the United States Mint, the

Australian (Perth) Mint, the Austrian Mint, the Royal Canadian Mint, the China Mint, Banco de Mexico, the South African Mint (Rand Refinery) and the Royal Mint (United Kingdom). We purchase and take delivery of coins from the mints for resale to coin dealers and other qualified purchasers.
Our distribution and purchase agreements with the mints are non-exclusive, and may be terminated by the mints at any time, although in practice our relationship with the mints are long-standing, in some cases, as with the U.S. Mint, extending back for over 20 years. In some cases, we have developed exclusive products with sovereign and private mints for distribution through our dealer network.
Trading and Finance. Our Trading and Finance units engage in commodity hedging and borrowing and lending transactions in support of our Industrial and Coin & Bar operations.
The Trading unit hedges the commodity risk on A-Mark's inventory in order to protect A-Mark from price fluctuations in situations where settlement of a transaction is delayed or deferred. A-Mark maintains relationships with major market-makers and multiple futures brokers in order to provide a variety of alternatives for its hedging needs. Our traders employ a combination of future and spot transactions to hedge transactional exposure, and a combination of future, and forward contracts to hedge inventory exposure. Because it seeks to substantially hedge its market exposure, A-Mark believes that its business largely functions independently of the price movements in the underlying commodity. Through its hedging activities, A-Mark may also earn contango yields, in which futures price are higher than the spot prices, or backwardation yields, in which futures prices are lower than the spot prices. A-Mark also offers precious metals price quotes in a number of foreign currencies.
Our Finance unit engages in precious metals borrowing and lending transactions and other customized financial transactions with or on behalf of our customers and other counterparties. These arrangements range from simple hedging structures to complex inventory finance arrangements and forward purchase and sale structures, tailored to the needs of our customers.
CFC. Our Collateral Finance Corporation (CFC) subsidiary is a California licensed finance lender that makes and acquires commercial loans secured by numismatic and semi-numismatic coins and bullion. CFC's customers include coin and precious metal dealers, investors and collectors, most of which are active customers with A-Mark. CFC is complementary to our bullion and coin businesses, and affords customers a convenient means of financing their inventory or collections. CFC takes physical delivery of the coins or bullion collateralizing the loans, and requires loan-to-value ratios of between 50% and 80%. The loan-to-value ratio refers to the principal amount of the loan divided by the liquidation value of the collateral, as conservatively estimated by CFC. Secured loans include a combination of on-demand and short term (i.e., with terms of between three and twelve months) facilities, and bear interest at fixed rates prevailing at the time the loan is made. Other terms of the loan may be customized in accordance with the particular needs and circumstances of the borrower.
TDS. Our Transcontinental Depository Services (TDS) subsidiary provides storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors and collectors worldwide. TDS contracts on behalf of our clients with independent storage facilities in the Unites States, Canada, Europe, Singapore and Hong Kong, for either fully segregated or allocated storage. We assist our clients in developing appropriate storage options for their particular requirements, and we manage the operational aspects of the storage with the third party facilities on our clients' behalf.
Market Making Activity
We act as a principal market maker, maintaining a two-way market for buying and selling precious metals. This means we both sell product to and purchase product from our customers.
Inventory
We maintain a substantial inventory of bullion and coins in order to provide our customers with selection and prompt delivery. We acquire product for our inventory in the course of our trading activities with our customers, directly from mines and refiners and from commodities brokers and dealers, privately and in transactions on established commodity exchanges. Except for certain lower of cost or market products, our inventory is “marked to market” daily for accounting and financial compliance purposes.
Sales and Marketing
We market our products and services primarily through our offices in Santa Monica, California and Vienna, Austria, our website and our dealer network, which we believe is the largest of its kind in North America. The dealer network consists of over 1,000 independent precious metal and coin companies, with whom we transact on a non-exclusive basis. The arrangements with the dealers vary, but generally the dealers acquire product from us for resale to their customers. In some instances, we deliver bullion to the dealers on a consignment basis. We also participate from time to time in trade shows and conventions, at which we promote our products and services.
As a vertically integrated precious metals concern, a key element of our marketing strategy is being able to cross-sell our products and services to customers of our different business units.

Operational Support
A-Mark maintains back office support at its offices in Santa Monica, California for processing and documenting its trading and sales activity and arranging for physical delivery and storage of product. We believe that our existing back office capacity will allow us to scale up our business activities without any appreciable increase in investment for operational support. We store our inventories of bullion with third party depositories in major financial centers around the world.
Using a third party software developer, we have created a proprietary trading program, referred to as the Metals Trading System or MTS. Through MTS we are able to input, process, track and document our trading activity, including complex hedging and similar transactions.
We have developed and are in the process of implementing an electronic trading platform for receiving and processing customer orders, with the objective of improving transactional ease and efficiency for both us and our customers. The Company has rolled-out a beta version of its new platform to certain of its customers; the platform is expected to be fully operational by late 2014. When it is fully operational we expect it will make processing small orders more economical and allow us to better allocate our resources to providing personalized service to our larger customers.
Supplier and Customer Concentrations
A-Mark buys a majority of its precious metals from a limited number of suppliers. The Company believes that numerous other suppliers are available and would provide similar products on comparable terms.
For the year ended June 30, 2014, the Company had one customer, HSBC Bank USA, comprising more than 10% of our revenues. For year ended June 30, 2013 the Company had three customers, HSBC Bank USA, Royal Canadian Mint and Johnson Matthey, each comprising more than 10% of our revenues. For year ended June 30, 2012 the Company had two customers, HSBC Bank USA and Johnson Matthey, each comprising more than 10% of our revenues. (See Note 2.)
Trading Competition
A-Mark's activities cover a broad spectrum of the precious metals industry, with a concentration on the physical market. We service public, industrial and private sector consumers of precious metals which include jewelry manufacturers, industrial consumers, refiners, minting facilities, banks, brokerage houses and private investors. We face different competitors in each area and it is not uncommon for a customer and/or a supplier in one market segment to be a competitor in another. Our competitors may offer more favorable pricing or services considered to be superior to ours.
Trading Seasonality
While our precious metals trading business is not seasonal, we believe it is directly impacted by the perception of market trends and global economic activity. Historically, anticipation of increases in the rate of inflation, as well as anticipated devaluation of the U.S. dollar, has resulted in higher levels of interest in precious metals as well as higher prices for such metals.
Employees
As of June 30, 2014, we had 55 employees, with 51 located in North America, and 4 in Europe; all of these employees were considered full-time employees. We regard our relations with our employees as good.
Corporate Information
A-Mark was founded in 1965 as a New York corporation. In December 2013, the Company was reincorporated in Delaware. Our executive offices are located at 429 Santa Monica Blvd. Suite 230, Santa Monica, CA 90401. Our telephone number is (310) 587-1477, and our website is www.amark.com. Through this website, we make available, free of charge, all of our filings with the Securities and Exchange Commission (SEC), including those under the Exchange Act of 1934, as amended (Exchange Act). Such reports are made available on the same day that they are electronically filed with, or furnished to, the SEC. In addition, copies of our Code of Business Conduct and Ethics for Employees, Code of Business Conduct and Ethics for Senior Financial and Other Officers, and Code of Business Conduct and Ethics for Directors are available through this website, along with other information regarding our corporate governance policies.
Geographic Information
See Note 14 in the accompanying consolidated financial statements for information about Company's geographic operations.

ITEM 1A. RISK FACTORS
Risks Relating to Our Business Generally
Our business is heavily dependent on our credit facility.
Our business depends substantially on our ability to obtain financing for our operations. A-Mark’s borrowing facility, which we refer to as the Trading Credit Facility, provides A-Mark and CFC with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility is a demand facility with a variable interest rate in which five lending institutions participate.  A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes.  Our CFC subsidiary also uses the facility to finance its lending activities.
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
Because the Trading Credit Facility is a demand facility, the lenders may require us to repay the indebtedness outstanding under the facility at any time.  They may require repayment of the indebtedness even if we are in compliance with the financial and other covenants under the Trading Credit Facility.  If the lenders were to demand repayment, we may not at the time have the financial resources to comply. As of June 30, 2014, the maximum available amount to borrow under the Trading Credit Facility was $170.0 million. Borrowings totaled $135.2 million so that the amounts available under the Trading Credit Facility was $34.8 million.
Because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus a margin and vary by financial institution. The LIBOR rate was approximately 0.15% and 0.19% as of June 30, 2014 and June 30, 2013, respectively.
A change in the rates of interest charged by the lenders could adversely impact our profitability in a number of ways.

•
The prices that we charge our trading customers include an interest carrying factor that reflects our cost of funds. The trading business is highly price competitive, and characterized by narrow margins. If our cost of funds increases and we cannot pass on the increase to our customers, our gross profit will decrease.

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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. A-Mark's top three customers represented 25.9%, 7.9% and 6.2%, respectively, of revenues for the year ended June 30, 2014. For the year ended June 30, 2013, A-Mark's top three customers represented 11.4%, 11.2% and 10.7%, respectively of our revenues. If our relationships with these customers deteriorated, or if we were to lose one or more of these customers, our business would be materially adversely affected.
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
We derive over 10% of our revenues from business outside the United States, including from customers in developing countries. Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries. These include risks of general applicability, such as the need to comply with multiple regulatory regimes; trade protection measures and import or export licensing requirements; and fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates. Currently, we do not conduct substantial business with customers in developing countries. However, if our business in these areas of the world were to increase, we would also face risks that are particular to developing countries, including the difficulty of enforcing agreements, collecting receivables; protecting inventory and other assets through foreign legal systems; limitations on the repatriation of earnings; currency devaluation and manipulation of exchange rates; and high levels of inflation.
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
Our performance is dependent on our senior management and certain other key employees. We have employment agreements with Greg Roberts, our CEO, and with three other employees, our president, a senior vice president and our chief operating officer. These employment agreements all expire at the end of fiscal 2016, other than the agreement with our president, which expires at the end of fiscal 2015. These and other employees have expertise in the trading markets, have industry-wide reputations, and perform critical functions for our business. We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees. Also, there is significant competition for skilled precious metals traders and other industry professionals. The loss of our current key officers and employees, without the ability to replace them, would materially and adversely affect our business.
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
The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure, on an annual basis, of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These new rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the DRC) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC.

The Company has concluded that it is not currently subject to the conflict minerals rules because it is not a manufacturer of conflict minerals under the definitions set forth in the rules. Depending on developments in the Company’s business, it could become subject to the rules at some point in the future. In that event, there will be costs associated with complying with these disclosure requirements, including costs to determine the origin of gold used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of gold used in our products. Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for the gold used in our products or to determine that the gold is conflict free.
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
We have developed and are in the process of implementing an electronic trading platform that will allow our customers to place orders with us using a computerized interface. The trading platform should be fully operational by late 2014. While we believe that this platform will offer many advantages to us and our customers in terms of efficiency and ease of operation, there can be no assurance that we will be successful in implementing this platform in a manner that will be attractive to our customers or at all. Also, as in any new systems, we may experience operational difficulties with the platform in the early stages of its use, which could adversely affect relationships with our customers.
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
A-Mark’s precious metals inventories are subject to market value changes created by change in the underlying commodity price, as well as supply and demand of the individual products the Company trades. In addition, open sales and purchase commitments are subject to changes in value between the date the purchase or sale is fixed (the trade date) and the date metal is delivered or received (the settlement date). A-Mark seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. A-Mark’s policy is to remain substantially hedged as to its inventory position and its individual sale and purchase commitments. A-Mark’s management monitors its hedged exposure daily. However, there can be no assurance that these hedging activities will be adequate to protect the Company against commodity price risks associated with A-Mark’s business activities.
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

As a newly public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. These increased costs and expenses may arise from various factors, including financial reporting costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002).
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and related regulations implemented by the SEC and NASDAQ have created uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. Applicable laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
We have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address this weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.
The Company has in the past operated with inadequate and insufficient accounting and finance resources to ensure timely and reliable financial reporting.  As a result of this material weakness, the Company's management has concluded that, as of June 30, 2013 and March 31, 2014, its internal control over financial reporting was not effective. To remediate this material weakness, during the fourth quarter of fiscal 2014, we:

•	Determined the appropriate complement of corporate accounting and finance personnel required to ensure timely and reliable financial reporting;

•	Hired the requisite additional personnel with public company accounting and reporting experience; and

•
Organized and designed our internal review and evaluation process to include more formal management oversight of the methods and review procedures utilized and the conclusions reached, including for purposes of evaluating and ensuring the sufficiency of accounting resources.

Management believes that these steps have remediated the material weakness we identified. However, our first assessment of the effectiveness of our internal control over financial reporting will not take place until as of the year ending June 30, 2015, and we can give no assurance that the measures we have taken have remediated the material weakness that we identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate.
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
As a public company, we will be required to document and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which will require annual management assessments of the effectiveness of our internal control over financial reporting, beginning with our Annual Report on Form 10-K for the year ending June 30, 2015.
Accordingly, we will be required to implement standalone policies and procedures to comply with the requirements of Section 404. Also, unless we are not categorized as an accelerated filer, which would be the case if the market value of our common stock held by non-affiliates as of our most recently completed second quarter is less than $75 million, we will also be required to obtain a report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting.

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
Your percentage ownership in the Company could be diluted in the future.
Your percentage ownership in A-Mark potentially will be diluted in the future because of additional equity awards that we expect will be granted to our directors, officers and employees in the future. We have established an equity incentive plan that provides for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute your percentage ownership.
Our board and management beneficially own a sizeable percentage of our common stock and therefore have the ability to exert substantial influence as shareholders.
Members of our board and management beneficially own over 45% of our outstanding common stock. Acting together in their capacity as shareholders, the board members and management could exert substantial influence over matters on which a shareholder vote is required, such as the approval of business combination transactions. Also because of the size of their beneficial ownership, the board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on shareholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public shareholders to influence the affairs of the Company.

If the Company's spinoff from SGI is determined to be taxable for U.S. federal income tax purposes, our shareholders could incur significant U.S. federal income tax liabilities.
In connection with the spinoff, SGI received the written opinion of Kramer Levin Naftalis & Frankel LLP (Kramer Levin)to the effect that the spinoff qualified as a tax-free transaction under Section 355 of the Internal Revenue Code, and that for U.S. federal income tax purposes (i) no gain or loss was recognized by SGI upon the distribution of our common stock in the spinoff, and (ii) no gain or loss was recognized by, and no amount was included in the income of, holders of SGI common stock upon the receipt of shares of our common stock in the spinoff. The opinion of tax counsel is not binding on the Internal Revenue Service or the courts, and there is no assurance that the IRS or a court will not take a contrary position. In addition, the opinion of Kramer Levin relied on certain representations and covenants delivered by SGI and us. If, notwithstanding the conclusions included in the opinion, it is ultimately determined that the distribution does not qualify as tax-free for U.S. federal income tax purposes, each SGI shareholder that is subject to U.S. federal income tax and that received shares of our common stock in the distribution could be treated as receiving a taxable distribution in an amount equal to the fair market value of such shares. In addition, if the distribution were not to qualify as tax-free for U.S. federal income tax purposes, then SGI would recognize gain in an amount equal to the excess of the fair market value of our common stock distributed to SGI shareholders on the date of the distribution over SGI’s tax basis in such shares. Also, we could have an indemnification obligation to SGI related to its tax liability.
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
There is no assurance that, in the future, SGI will not be subject to bankruptcy or other insolvency proceedings. If that were the case, SGI creditors may allege that SGI was insolvent at the time of the distribution, or was rendered insolvent as a result of the distribution, such that the distribution constituted a fraudulent conveyance, and such creditors could seek to recover the A-Mark shares distributed in the spinoff or their value.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Our headquarters is located in Santa Monica, our trading desk operations are conducted from facilities in Santa Monica, California and Vienna, Austria. Below is a table summarizing the properties we occupied during the year ended June 30, 2014.

Location	Square Footage	Lease Term/Expiration
Santa Monica, California	7,100	April 2017
Vienna, Austria	2,100	September 2016

ITEM 3. LEGAL PROCEEDINGS

We are party to various legal proceedings arising in the ordinary course of its business. Based on the information currently available, we are not currently a party to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position, cash flows or operations.
ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
SGI effected the spinoff of A-Mark on March 14, 2014. On March 17, 2014, A-Mark’s shares of common stock commenced trading on the NASDAQ Global Select Market under the symbol "AMRK."

As of September 25, 2014, there were 703 registered stockholders of record of our common stock and the last reported sale price of our stock as reported by the NASDAQ Global Select Market was $11.43.

The following table sets forth the range of high and low closing prices for our common stock for each full quarterly period during fiscal 2014, as reported by the NASDAQ Global Select Market. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2014
Quarter	High	Low
First	N/A	N/A
Second	N/A	N/A
Third	N/A	N/A
Fourth	$13.08	$10.87
Issuer Purchases of Equity Securities

The following is a summary of our shares repurchased during the fourth quarter of fiscal 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicized Announced Plan	Maximum Number of Shares that May Yet be Repurchased Under the Plan
April 2014	—	$—	—	—
May 2014	—	—	—	—
June 2014(1)	379,033	5.80	379,033	—
Total	379,033	$5.80	379,033	—

_________________________________
(1)	Represents the purchase of A-Mark common stock from Afinsa and its subsidiary pursuant to a Purchase Agreement, dated February 26, 2014, as amended.

Stock Price Performance
The following graph compares cumulative total shareholder return on our capital stock relative to the cumulative total return of the Russell Microcap Index and of companies in our peer group, which was determined by us. The cumulative total return listed below assumed an initial investment of $100 and reinvestments of dividends, from the Company's first trading date (i.e., March 17, 2014). The companies included in our peer group are: (1) GAIN Capital Holdings, Inc.; (2) INTL FCStone Inc.; and (3) IG Group Holdings plc.

Dividend Policy
During the years ended June 30, 2014 and 2013, the Company paid cash dividends to its Former Parent, SGI, of $10.0 million and $15.0 million, respectively.   There were no dividends paid for the year ended June 30, 2012.
We have as yet made no determination regarding our policy on the payment of dividends following the spinoff. We expect that our board or directors will make a determination on the payment of regular dividends based upon our financial performance, need for operating liquidity, applicable covenants in our financing agreements, business development and expansion programs, market expectations and other relevant factors.
A-Mark’s credit facility has certain restrictive financial covenants that require A-Mark to maintain a minimum tangible net worth (as defined) of $25.0 million. Our ability to pay dividends, if our board determines to do so, could be limited as a result of this covenant.
Equity Compensation Plan Information
The following table provides information as of June 30, 2014, with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	346,451	(1)	$7.97	(2)	625,000	(3)
Equity compensation plans not approved by security holders(3)	—		—		—
Total	346,451		$7.97		625,000

_________________________________
(1)
Consists of stock options and restricted stock units granted by A-Mark to replace outstanding SGI stock options and restricted stock units in connection with the spinoff. The former SGI equity awards had been granted by SGI under its 2012 Stock Award and Incentive Plan (2012 Plan) and its 1997 Stock Incentive Plan, as amended (1997 Plan). The terms of the 2012 Plan and 1997 Plan governing equity awards generally apply to the replacement awards granted by A-Mark, but A-Mark was not and is not authorized to grant equity awards under those Plans other than the equity awards that directly replaced the former SGI equity awards.

(2)
Weighted average exercise price is calculated including RSUs, which for this purpose are treated as having an exercise price of zero. If calculated solely for options and stock appreciation rights that have an exercise price, the weighted average exercise price of outstanding options, warrants and rights at June 30, 2014 was $11.51.

(3)
These shares are available for future issuance under A-Mark's 2014 Stock Award and Incentive Plan (2014 Plan). All 2014 Plan shares are available for awards of stock options, stock appreciation rights, restricted stock units, restricted stock and other "full-value" awards.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations", included in Item 7 and our Consolidated Financial Statements included in Item 8. Our consolidated financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a publicly traded company independent from SGI during the periods presented.

Amounts in thousands, except per share data
Years Ended June 30,	2014	2013	2012	2011	2010
Consolidated Statements of Income Data

Net revenues	$5,979,354	$7,247,717	$7,782,340	$6,988,876	$5,858,854
Net income	$8,259	$12,514	$10,574	$12,660	$6,573
Basic income per share (1)	$1.10	$1.61	$1.29	$1.56	$0.82
Diluted net income per share (1)	$1.09	$1.59	$1.29	$1.55	$0.82

Consolidated Balance Sheets Data (at end of fiscal year, June 30)
Total Assets	$305,138	$309,608	$309,115	$285,469	$181,367
Lines of Credit	$135,200	$95,000	$91,000	$129,500	$45,200
Total current liabilities	$255,649	$255,802	$253,211	$240,604	$145,643

_________________________________
(1)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995
This Annual Report on Form 10-K ("Form 10-K") contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-K.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes contained elsewhere in this Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report, particularly in “Risk Factors.”
Introduction
Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and related notes to help provide an understanding of our results of operations and financial condition. Our discussion is organized as follows:

•
Executive overview. This section provides a general description of our business, as well as significant transactions and events that we believe are important in understanding the results of operations.

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the respective years. Included in our analysis is a discussion of two performance metrics: (i) inventory turnover ratio and (ii) number of secured loans at year-end. Our inventory turnover ratio is a measure of how quickly inventory has moved during the past 12 months. The majority of the Company’s trading activities involve two day value trades that produce slim gross margin percentages. The inventory turnover ratio measures the efficiency of our trading activity and the liquidity of our inventory. The number of secured loans at year-end, together with the aggregate of secured loans outstanding, are indicators of the size of our finance lending business.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of June 30, 2014. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

•
Critical accounting estimates. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our policies, including critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.

•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements, if any.
Executive Overview
Our Business
A-Mark is a full-service precious metals trading company, and an official distributor for many government mints throughout the world. We offer gold, silver, platinum and palladium in the form of bars, plates, powder, wafers, grain, ingots and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin & Bar unit deals in over 200 coin and bar products in a variety of weights, shapes and sizes for distribution to dealers and other qualified purchasers. We have trading centers in Santa Monica, California and Vienna, Austria for buying and selling precious metals. In addition to wholesale trading activity, A-Mark offers its customers a variety of services, including financing, consignment, logistics and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver and platinum coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.
Through our subsidiary Collateral Finance Corporation, referred to as CFC, a licensed California Finance Lender, we offer loans collateralized by numismatic and semi-numismatic coins and bullion to coin and precious metal dealers, investors and collectors. Through our Transcontinental Depository Services subsidiary, referred to as TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors and collectors around the world. TDS started doing business in 2012. Our financing business generates interest income that is not classified as revenues. If interest income generated by the financing business were classified as revenues, it would represent less than 1% of our total revenues for each of the periods presented. Our storage business generates less than 1% of total revenues for each of the periods presented.

Our Strategy
The Company has grown from a small numismatics firm in 1965 to a significant participant in the bullion and coin markets, with approximately $6.0 billion in revenues for the year ended June 30, 2014. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, particularly in Europe, and the scope of complementary products and services that we offer to our customers. We intend to promote our growth by leveraging off of our existing, integrated operations; the depth of our customer relations; our access to market makers, suppliers and government and other mints; our trading offices in the U.S. and Europe, which are open 17 hours a day 5 days a week; our expansive precious metals dealer network; our depository relationships around the world; our logistical capabilities; our trading expertise; and the quality and experience of our management team.
Our Customers
The Company sells gold, silver, platinum and palladium products to a wide array of customers, including financial institutions, bullion retailers, industrial manufacturers, and sovereign mints.  The Company makes a two way market, which results in many customers also operating as our suppliers.  This diverse base of customers purchases a variety of products from the Company in a multitude of grades primarily in the form of coins and bars.
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
Gross profit is the difference between our revenues and the cost of our products. Since we quote prices based on the current commodity market prices for precious metals, we enter into a combination of forward and futures contracts to effect a hedge position equal to the underlying precious metal commodity value, which substantially represents inventory subject to price risk.  We enter into these derivative transactions solely for the purpose of hedging our inventory, and not for speculative purposes. Our gross profit includes the gains and losses resulting from these derivative instruments. However, the gains and losses on the derivative instruments are substantially offset by the gains and losses on the corresponding changes in the market value of our precious metals inventory. As a result, our results of operations generally are not materially impacted by changes in commodity prices.
Volatility also affects our gross profits. Greater volatility typically causes the trading spreads to widen resulting in an increase in the gross profit.
The Company has also been able recently to increase incremental margins, with corresponding positive contributions to gross profits, through certain distribution contracts and strategic partnerships.   Under these arrangements, the Company sells unique bullion products to distributors for marketing to the retail public, under its standard trading terms with no right of return.  The related distribution contracts provide the Company with higher margins than its ordinary trading activities.
Fiscal Year
Our fiscal year end is June 30 each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Years Ended June 30, 2014, 2013 and 2012
Consolidated Results of Operations
The operating results of our business for the years ended June 30, 2014 and 2013 are as follows:

in thousands, except per share data and performance metrics
Years Ended June 30,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$5,979,354	100.0%	$7,247,717	100.0%	$(1,268,363)	(17.5)%
Gross profit	27,441	0.5%	30,347	0.4%	(2,906)	(9.6)%
Selling, general and administrative expenses	(15,570)	(0.3)%	(14,120)	(0.2)%	1,450	10.3%
Interest income	5,592	0.1%	7,793	0.1%	(2,201)	(28.2)%
Interest expense	(3,926)	(0.1)%	(3,484)	—%	442	12.7%
Unrealized gains (losses) on foreign exchange	(6)	—%	30	—%	(36)	NM
Net income before provision for income taxes	13,531	0.2%	20,566	0.3%	(7,035)	(34.2)%
Provision for income taxes	(5,272)	(0.1)%	(8,052)	(0.1)%	(2,780)	(34.5)%
Net income	$8,259	0.1%	$12,514	0.2%	$(4,255)	(34.0)%

Per Share Data:
Basic (1)	$1.10	NA	$1.61	NA	$(0.51)	(31.7)%
Diluted (1)	$1.09	NA	$1.59	NA	$(0.50)	(31.4)%

Performance Metrics:
Inventory turnover ratio (2)	35.2	NA	47.2	NA	(12.0)	(25.4)%
Number of secured loans at fiscal year-end (3)	128	NA	73	NA	55	75.3%

_________________________________

NM	Not meaningful.

NA	Not applicable.

(1)
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

(2)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(3)	Number of outstanding loans to customer by our CFC financing subsidiary at fiscal year-end.

The operating results of our business for the years ended June 30, 2013 and 2012 are as follows:

in thousands, except per share data and performance metrics
Years Ended June 30,	2013		2012		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$7,247,717	100.0%	$7,782,340	100.0%	$(534,623)	(6.9)%
Gross profit	30,347	0.4%	26,440	0.3%	3,907	14.8%
Selling, general and administrative expenses	(14,120)	(0.2)%	(15,563)	(0.2)%	(1,443)	(9.3)%
Interest income	7,793	0.1%	12,225	0.2%	(4,432)	(36.3)%
Interest expense	(3,484)	—%	(4,248)	(0.1)%	(764)	(18.0)%
Unrealized gains on foreign exchange	30	—%	62	—%	(32)	NM
Net income before provision for income taxes	20,566	0.3%	18,916	0.2%	1,650	8.7%
Provision for income taxes	(8,052)	(0.1)%	(8,342)	(0.1)%	(290)	(3.5)%
Net income	$12,514	0.2%	$10,574	0.1%	$1,940	18.3%

Per Share Data:
Basic (1)	$1.61	NA	$1.29	NA	$0.32	24.8%
Diluted (1)	$1.59	NA	$1.29	NA	$0.30	23.3%

Performance Metrics:
Inventory turnover ratio (2)	47.2	NA	51.5	NA	(4.3)	(8.3)%
Number of secured loans at fiscal year-end (3)	73	NA	74	NA	(1)	(1.4)%

_________________________________

NM	Not meaningful.

NA	Not applicable.

(1)
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

(2)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(3)	Number of outstanding loans to customer by our CFC financing subsidiary at fiscal year-end.

Revenues
Fiscal 2014 Compared to Fiscal 2013

Years Ended June 30,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$5,979,354	100.0%	$7,247,717	100.0%	$(1,268,363)	(17.5)%
Revenues for the year ended June 30, 2014 decreased $1.3 billion, or 17.5%, to $6.0 billion from $7.2 billion in 2013. Our revenues decreased primarily due to a decline in the commodity price for gold and silver. The Company also recorded a decrease in ounces of gold sold largely offset by an increase in silver ounces sold during the year ended June 30, 2014 compared to 2013.

Fiscal 2013 Compared to Fiscal 2012

Years Ended June 30,	2013		2012		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$7,247,717	100.0%	$7,782,340	100.0%	$(534,623)	(6.9)%
Revenues for the year ended June 30, 2013 decreased $0.5 billion, or 6.9%, to $7.2 billion from $7.8 billion in 2013. Our revenues decreased primarily due to a decline in the commodity price for gold and silver. The Company recorded an increase in ounces of gold sold largely offset by a decrease in silver ounces sold during the year ended June 30, 2013 compared to 2012.

Gross Profit
Fiscal 2014 Compared to Fiscal 2013

Years Ended June 30,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$27,441	0.5%	$30,347	0.4%	$(2,906)	(9.6)%
Inventory turnover ratio	35.2	NA	47.2	NA	(12)	(25.4)%
Gross profit for the year ended June 30, 2014 decreased by $2.9 million, or 9.6%, to $27.4 million from $30.3 million in 2013. The Company’s profit margin percentage improved as a result of higher demand for gold and silver custom products, which carry larger premiums and gross profit, through certain distribution contracts. Sales of unique bullion products to distributors for marketing to the retail public provide the Company with higher margins than its ordinary trading activities during both periods. Our inventory turnover rate decreased to 35.2 and from 47.2 for the year ended June 30, 2014, compared to 2013, respectively. This decrease in the inventory turnover rate was primarily due to an increase in the carry length associated with custom programs as a result of fabrication and specialty program duration, and the Company’s development of foreign markets which resulted in the Company carrying higher inventory levels in foreign locations at lower turnover rates.
Fiscal 2013 Compared to Fiscal 2012

Years Ended June 30,	2013		2012		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	30,347	0.4%	26,440	0.3%	3,907	14.8%
Inventory turnover ratio	47.2	NA	51.5	NA	(4.3)	(8.3)%
For the year ended June 30, 2013, gross profit increased by $3.9 million, or 14.8% to $30.3 million from $26.4 million in 2013. The Company’s profit margin percentage improved as a result of higher volatility in the fourth quarter of 2013 which resulted in higher gross margins in gold and silver sales. Our inventory turnover rate decreased to 47.2 and from 51.5 for the year ended June 30, 2013, compared to 2012, respectively. This decrease in the inventory turnover rate was primarily due to an increase in the carry length associated with custom programs as a result of fabrication and specialty program duration.

Selling, General and Administrative Expenses
Fiscal 2014 Compared to Fiscal 2013

Years Ended June 30,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(15,570)	(0.3)%	$(14,120)	(0.2)%	$1,450	10.3%
Selling, general and administrative expenses year ended June 30, 2014 increased $1.5 million, or 10.3%, to $15.6 million from $14.1 million in 2013. The increase is primarily due to operational cost of a new logistic center established to provide fulfillment services to our customers, and administrative expenses, such as the addition of key personnel, legal charges, and accounting fees, plus cost associated with being public. Additionally, the Company incurred a one-time $0.7 million favorable adjustment in the year ended June 30, 2013 which reduced selling, general and administrative expenses in the prior year.
Fiscal 2013 Compared to Fiscal 2012

Years Ended June 30,	2013		2012		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(14,120)	(0.2)%	$(15,563)	(0.2)%	$(1,443)	(9.3)%
    For the year ended June 30, 2013, selling, general and administrative expenses decreased $1.4 million, or 9.3%, to $14.1 million from $15.6 million in 2012. The decrease was primarily due to a one-time $0.7 million favorable adjustment resulting from a reversal of a provision related to our allowance for doubtful accounts.
Interest Income
The Company enters into secured loans and secured financing structures with its customers under which it charges interest income. The Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products. Through its wholly owned subsidiary, CFC, the Company also enters into loans secured by precious metals and numismatic material owned by the borrowers and held by the Company for the term of the loan.
Fiscal 2014 Compared to Fiscal 2013

Years Ended June 30,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$5,592	0.1%	$7,793	0.1%	$(2,201)	(28.2)%
Number of secured loans at fiscal year-end	128	NA	73	NA	55	75.3%
Interest income for the year ended June 30, 2014 decreased $2.2 million, or 28.2%, to $5.6 million from $7.8 million in 2013. The decreases were primarily due to lower levels of financing and liquidity business provided by the Company. This decrease was due primarily to two factors; (1) a decrease in precious metal prices year over year, which reduces the value of the finance services on which interest income is based, and (2) a material and rapid decrease in precious metal prices in the fourth quarter of 2013 which had counterparties closing their positions or their positions reduced through margin calls requirements. However, the number of secured loans increased to 128 and from 73 at June 30, 2014, compared to 2013, respectively. This 75.3% increase in the number of secured loan transactions was primarily due to new lending programs which increased the number of secured bullion loans in the current period.
Fiscal 2013 Compared to Fiscal 2012

Years Ended June 30,	2013		2012		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$7,793	0.1%	$12,225	0.2%	$(4,432)	(36.3)%
Number of secured loans at fiscal year-end	73	NA	74	NA	$(1)	(1.4)%
For the year ended June 30, 2013, interest income decreased $4.4 million, or 36.3%, to $7.8 million from $12.2 million in 2012. The decreases were primarily due to lesser financing and liquidity products. This decrease was due primarily to the decrease in precious metals prices year over year which reduced the value of the finance services on which interest income is based. Our number of secured loans decreased to 73 and from 74 at June 30, 2013, compared to 2012, respectively. This decrease in the number of secured loan transactions was primarily due to the rapid decrease in precious metals prices in the fourth quarter of 2013.
Interest Expense
The Company incurs interest expense as a result of usage under its lines of credit, product financing arrangements and liability on borrowed metals. Also, the Company incurs interest expense as a result of its product financing agreements for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. Additionally, the Company incurs interest expense when we borrow precious metals from our suppliers under short-term arrangements, which bear interest at a designated rate.
Fiscal 2014 Compared to Fiscal 2013

Years Ended June 30,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(3,926)	(0.1)%	$(3,484)	—%	$442	12.7%
Interest expense for the year ended June 30, 2014 increased $0.4 million, or 12.7% to $3.9 million from $3.5 million in 2013. The increase was related primarily to usage of our product financing arrangements. We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. We utilize our lines of credit extensively for working capital requirements.
Fiscal 2013 Compared to Fiscal 2012

Years Ended June 30,	2013		2012		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(3,484)	—%	$(4,248)	(0.1)%	$(764)	(18.0)%
For the year ended June 30, 2013, interest expense decreased $0.8 million, or 18.0% to $3.5 million from $4.2 million in 2012. The decrease was related primarily to usage of our lines of credit (the “Trading Credit Facility”). We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. We utilize our lines of credit extensively for working capital requirements.
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
Fiscal 2014 Compared to Fiscal 2013

Years Ended June 30,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(5,272)	(0.1)%	$(8,052)	(0.1)%	$(2,780)	(34.5)%
Our provision for income taxes was $5.3 million and $8.1 million for the years ended June 30, 2014 and 2013, respectively. Our effective tax rate was approximately 39.0% and 39.2% for the years ended June 30, 2014 and 2013, respectively. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items and state taxes.

Fiscal 2013 Compared to Fiscal 2012

Years Ended June 30,	2013		2012		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(8,052)	(0.1)%	$(8,342)	(0.1)%	$(290)	(3.5)%
Our provision for income taxes was $8.1 million and $8.3 million for the years ended June 30, 2013 and 2012, respectively. Our effective tax rate was approximately 39.2% and 44.1% for the years ended June 30, 2013 and 2012, respectively. The primary difference in the effective tax rate between the years ended June 30, 2013 and 2012 is the result of adjustments to the estimated effective state tax rate. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items and state taxes.
FINANCIAL LIQUIDITY
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of June 30, 2014, approximately 95% of our assets consisted of cash, customer receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
Typically, we acquire our inventory by: (1) purchasing inventory from our suppliers by utilizing our own capital and lines of credit; (2) borrowing precious metals from our suppliers under short-term arrangements which bear interest at a designated rate, and (3) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.
In addition, the Company generates cash from earned interest income. Through CFC, the Company enters into secured loans and secured financing structures with its customers under which it charges interest income. The Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products. The loans are secured by precious metals and numismatic material owned by the borrowers and held by the Company as security for the term of the loan. Furthermore, our customers may enter into purchase agreements whereby the customer agrees to purchase our inventory at the prevailing spot price for delivery of the product at a specific point in time in the future; interest income is earned from contract date until the material is delivered and paid for in full.
We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements, and draw upon and pays down its credit line so as to minimize interest expense.

Lines of Credit

in thousands
June 30,	2014	2013	2012	2014 Compared to 2013	2013 Compared to 2012
Lines of credit	$135,200	$95,000	$91,000	$40,200	$4,000
The Company has a Trading Credit Facility with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of June 30, 2014, the maximum of the Trading Credit Facility was $170.0 million. We routinely use the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on the one month London Interbank Offered Rate (“LIBOR”) plus a margin. The one month LIBOR rate was approximately 0.15% and 0.19% as of June 30, 2014 and June 30, 2013, respectively. Our borrowing arrangements carried a daily weighted average effective interest rate of 3.12%, 3.28% and 3.32%, respectively, for the years ended June 30, 2014, 2013 and 2012. Borrowings are due on demand and totaled $135.2 million and $95.0 million for lines of credit and $0.0 million and $9.0 million for letters of credit at June 30, 2014 and at June 30, 2013, respectively. Amounts borrowed under the Trading Credit Facility are secured by the company's receivables and inventories. We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. The amounts available under the Trading Credit Facility are formula based and totaled $34.8 million and $66.0 million at June 30, 2014 and June 30, 2013, respectively. A financial institution may cancel its participation in the Trading Credit Facility at any time by written notice to the Company.
As of June 30, 2014, the Trading Credit Facility had certain restrictive financial covenants, which required the Company to maintain a minimum tangible net worth, as defined, of $25.0 million. The Company’s tangible net worth as of June 30, 2014 was $41.6 million.
Included in the $170.0 million Trading Credit Facility, the Company has a line of credit totaling $20.0 million, which is a component of the Trading Credit Facility. Total borrowing capacity between Spectrum Numismatics International, Inc. ("SNI"), a related party, and A-Mark cannot exceed $23.0 million. As of June 30, 2014, the total amount borrowed was $22.2 million, which consisted of $16.1 million by A-Mark and $6.1 million by SNI. The A-Mark and SNI lines represent two entirely separate lines of credit under which neither party has a performance obligation for the other should an event of default occur. As of June 30, 2013, the total amount borrowed was $23.0 million, $5.0 million by SNI and $18.0 million by A-Mark.
Effective September 12, 2014, the Company modified its Trading Credit Facility by obtaining an increase in the total line of credit, and modifying its minimum tangible net worth financial covenant (see Note 16).
Liability on Borrowed Metals

in thousands
June 30,	2014	2013	2012	2014 Compared to 2013	2013 Compared to 2012
Liability on borrowed metals	$8,709	$20,117	$27,076	$(11,408)	$(6,959)
We borrow precious metals from our suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $8.7 million and $20.1 million at June 30, 2014 and at June 30, 2013, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $0.0 million and $9.0 million as of June 30, 2014 and June 30, 2013, respectively.
Product Financing Agreement

in thousands
June 30,	2014	2013	2012	2014 Compared to 2013	2013 Compared to 2012
Product financing agreement	$24,610	$38,554	$15,576	$(13,944)	$22,978

We have entered into an agreement for the sale of gold and silver at a fixed price to a third party. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangement and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of sales. Such obligation totaled $24.6 million and $38.6 million as of June 30, 2014 and June 30, 2013, respectively.
Dividends

in thousands
Years Ended June 30,	2014	2013	2012	2014 Compared to 2013	2013 Compared to 2012
Dividends, declared	$10,000	$15,000	$—	$(5,000)	$15,000
The dividends, as shown above, were declared and paid prior to the spinoff and were payable to SGI. The Company has not made a determination regarding our policy on the payment of dividends following the spinoff. Our board or directors will make a determination on the payment of regular dividends based upon our financial performance, need for operating liquidity, applicable covenants in our financing agreements, business development and expansion programs, market expectations and other relevant factors.
Cash Flows
The majority of the Company’s trading activities involve two day value trades under which payment is made in advance of delivery or product is received in advance of payment. The high volume, rapid rate of inventory turn, and high average value per trade can cause material changes in the sources of cash used in or provided by operating activities on a daily basis. The Company manages these variances through its liquidity forecasts and counterparty limits maintaining a liquidity reserve to meet the Company’s cash needs. The Company uses various short-term financial instruments to manage the rapid cycle of our trading activities from customer purchase order to cash collections and product delivery, which can cause material changes in the of cash used in or provided by financing activities on a daily basis.
The following summarizes components of our consolidated statements of cash flows for the years ended June 30, 2014, 2013 and 2012:

in thousands
Years Ended June 30,	2014	2013	2012	2014 Compared to 2013	2013 Compared to 2012

Cash (used in) provided by operating activities	$(16,745)	$(1,206)	$25,393	(15,539)	(26,599)
Cash used in investing activities	$(5,632)	$(480)	$(568)	(5,152)	88
Cash provided by (used in) financing activities	$14,005	$11,978	$(22,929)	2,027	34,907
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Cash (used in) provided by operating activities
Operating activities used $16.7 million and $1.2 million in cash for the years ended June 30, 2014 and 2013, respectively, representing an increase of $15.5 million in the use of cash compared to prior fiscal year. This year over year increase in the use of funds in operating activities was primarily due the utilization of our deferred tax assets, and the reduction of accounts receivables.
Operating activities used $1.2 million and provided $25.4 million in cash for the years ended June 30, 2013 and 2012, respectively, representing an increase of $26.6 million in the use of cash compared to prior fiscal year. This year over year increase in the use of funds in operating activities was primarily due to changes in inventories, liabilities of borrowed metals, accounts payable, payables due to Former Parent, which was partially offset by changes in receivables and deferred taxes.

Cash used in investing activities
Investing activities used $5.6 million and used $0.5 million in cash for the years ended June 30, 2014 and 2013, respectively, representing an increase of $5.2 million in the use of cash compared to prior fiscal year. This increase was due primarily to secured financing transactions of $4.2 million, net of collections related to principal payments of $0.1 million, the acquisition of cost method investment of $0.5 million, and the build out of additional office space and enhancements to the Company’s informational technology systems of $0.5 million, approximately.
Investing activities used $0.5 million and used $0.6 million in cash for the years ended June 30, 2013 and 2012, respectively. There are no material variances to discuss.
Cash provided by (used in) financing activities
Financing activities provided $14.0 million and provided $12.0 million in cash for the years ended June 30, 2014 and 2013, respectively, representing an increase of $2.0 million in the source of cash compared to prior fiscal year. This year over year increase in the sources of funds provided by financing activities was primarily due the changes in our lines of credit of $36.2 million, reduction in dividends paid of $5.0 million, which was partially offset by changes in product financing arrangements of $36.9 million and the repurchase and retirement of the Company's common stock of $2.2 million.
Financing activities provided $12.0 million and used $22.9 million in cash for the years ended June 30, 2013 and 2012, respectively, representing an increase of $34.9 million in the source of cash compared to prior fiscal year. This year over year increase in the sources of funds provided by financing activities was primarily due the changes in our lines of credit of $42.5 million, product financing arrangements of $7.4 million, offset by changes in dividends paid to our Former Parent of $15.0 million.

CAPITAL RESOURCES
We believe that our current cash and cash equivalents, availability under the Trading Credit Facility, and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months.

CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

Contractual Obligations
Set forth below are our contractual payment obligations (including interest obligations but excluding intercompany obligations) as of June 30, 2014:

		Payments due by period
in thousands	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Credit facility	$135,200	$135,200	$—	$—	$—
Operating leases (2)	1,105	392	713	—	—
Purchase obligations (3)	489,944	489,944	—	—	—
Total (1)	$626,249	$625,536	$713	$—	$—
____________________
(1) The table above excludes our liability for uncertain tax position of $0.7 million because the timing of any related payments cannot be reasonably estimated.
(2) Our operating lease obligations represent payments under non-cancellable agreements for rental of office space and equipment.
(3) Our contractual purchase commitments in the ordinary course of business for the purchase of precious metals. These purchase commitments are partially offset by corresponding sales commitments of $205.9 million. Our purchase commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand.

Counterparty Risk
We manage our counterparty risk by setting credit and position risk limits with our trading counterparties. These limits include gross position limits for counterparties engaged in sales and purchase transactions with us. They also include collateral limits for different types of sale and purchase transactions that counter parties may engage in from time to time.

Commodities Risk and Derivatives
We use a variety of strategies to manage our risk including fluctuations in commodity prices for precious metals. See Note 11 in the accompanying consolidated financial statements and Quantitative and Qualitative Disclosure about Market Risk. Our inventories consist of, and our trading activities involve, precious metals and precious metal products, whose prices are linked to the corresponding precious metals prices. Inventories purchased or borrowed by us are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.
Open sale and purchase commitments in our trading activities are subject to changes in value between the date the purchase or sale price is fixed (the trade date) and the date the metal is received or delivered (the settlement date). We seek to minimize the effect of price changes of the underlying commodity through the use of forward and futures contracts. Our open sale and purchase commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand.
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at June 30, 2014 are scheduled to settle within 30 days.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3, 7 and 11 to the accompanying consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as cost of sales. Net gains (losses) on derivative instruments in the consolidated statements of income for the years ended June 30, 2014, 2013 and 2012 were $(23.1) million, $(66.6) million and $(39.7) million, respectively. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the consolidated statements of income (see Note 11).

The following table summarizes the results of our hedging activities as follows at June 30, 2014 and at June 30, 2013, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk:

June 30,	June 30, 2014	June 30, 2013
Inventory	$175,554	$162,378
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(2,564)	—
Premium on metals position	(3,285)	(1,787)
Premium on inventory	(5,849)	(1,787)

Subtotal	169,705	160,591
Commitments at market:
Open inventory purchase commitments	489,944	461,883
Open inventory sales commitments	(190,108)	(272,044)
Margin sale commitments	(15,751)	(13,651)
In-transit inventory no longer subject to market risk	(4,522)	(24,221)
Unhedgable premiums on open commitment positions	1,694	2,107
Inventory borrowed from suppliers	(8,709)	(20,117)
Product financing obligation	(24,610)	(38,554)
Advances on industrial metals	8,813	33
Inventory subject to price risk	426,456	256,027
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	206,055	84,999
Precious metals futures contracts at market values	220,984	171,272
Total market value of derivative financial instruments	427,039	256,271
Net inventory subject to commodity price risk	$(583)	$(244)

We are exposed to the risk of default of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At June 30, 2014, we believe our risk of counterparty default is mitigated based on our evaluation, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2014 and June 30, 2013, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	June 30, 2014	June 30, 2013
Purchase commitments	$489,944	$461,883
Sales commitments	$(190,108)	$(272,044)
Margin sale commitments	$(15,751)	$(13,651)
Open forward contracts	$206,055	$84,999
Open futures contracts	$220,984	$171,272
Foreign exchange forward contracts	$2,684	$(282)

The notional amounts of the commodity forward and futures contracts and the open sales and purchase orders, as shown in the table above, are not reflected at the notional amounts in the consolidated balance sheets. The Company records commodity forward and futures contracts at the fair value, which is the difference between the market price of the underlying metal or contract measured on the reporting date and at fair value of trade amount measured on the date the contract was transacted. The fair value of the open derivative contracts are shown as a component of receivables or payables in the accompanying consolidated balance sheets (see Note 3 and Note 7).
The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory position, including our open sale and purchase commitments (see Note 11). The Company records the derivatives at the trade date, and the corresponding unrealized gains or losses are shown as a component of cost of sales in the consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled.

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
Our significant accounting policies are discussed in Notes 1 and Note 2, Description of Business and Summary of Significant Accounting Policies, respectively, of the Notes to the accompanying consolidated financial statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
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
We account for our metals and sales contracts using settlement date accounting. Pursuant to such accounting, we recognize the sales or purchases of the metals at the settlement date. During the period between trade and settlement dates, we have essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. We record the derivatives at the trade date; the fair value of the open derivative contracts are shown as a component of receivables or payables in the accompanying consolidated balance sheets. The corresponding unrealized gains or losses are shown as a component of cost of sales in the consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. Sales which are physically settled are recognized at the gross amount in the consolidated statements of income.

Inventories
The Company's inventories primarily include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: (1) published market values attributable to the cost of the raw precious metal, and (2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The premium is included in the cost of the inventory, paid at acquisition, and is a component of the total fair market value of the inventory. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged.
The Company’s inventories, except for certain lower of cost or market basis products (as described below), are subsequently recorded at their fair market values. As of June 30, 2014, the unrealized gains resulting from the difference between market value and cost of physical inventories were $3.8 million. Daily changes in fair market value are recorded in the income statement through cost of sales and are offset by hedging derivatives, with changes in fair value of the hedging derivatives also recorded in cost of sales in the consolidated statements of income. The premium component of market value included in the inventories as of June 30, 2014 and June 30, 2013 totaled $3.3 million and $1.8 million, respectively.
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, primarily because the value of commemorative coins tend to be more influenced by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins are not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Additionally, the Company does not hedge the precious metal component of commemorative coin inventory. As of June 30, 2014 and June 30, 2013, our commemorative coin inventory totaled $2.6 million and $0.0 million, respectively.
Inventories included amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the consolidated balance sheets and totaled $8.7 million and $20.1 million as of June 30, 2014 and June 30, 2013, respectively. The Company mitigates market risk of its physical inventories through commodity hedge transactions (see Note 11).
Inventory includes amounts for obligations under product financing agreement. A-Mark entered into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to A-Mark at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligation totaled $24.6 million and $38.6 million as of June 30, 2014 and June 30, 2013, respectively (see Note 10).
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of June 30, 2014 and June 30, 2013 totaled $11.1 million and $2.6 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may terminate any such arrangement with 14 days notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2014, included within inventory is $24.6 million of precious metals products subject to repurchase.

Goodwill and Other Purchased Intangible Assets
We evaluate goodwill and other indefinite life intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite life intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. We may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, a two-step impairment test is performed. This first step in this test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. In accordance with ASU 2011-08, we performed a Step 0 assessment on our goodwill, totaling $4.9 million, and determined no impairment was necessary as of June 30, 2014.
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
Income Taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business, in accordance with the Income Taxes Topic 740 of the ASC. We compute our annual tax rate based on the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we earn income. Significant judgment is required in determining our annual tax rate and in evaluating uncertainty in its tax positions. We recognize a benefit for tax positions that we believe will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that we believe has more than a 50% probability of being realized upon settlement. We regularly monitor our tax positions and adjust the amount of recognized tax benefit based on our evaluation of information that has become available since the end of our last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, we do not consider information that has become available after the balance sheet date, but do disclose the effects of new information whenever those effects would be material to our consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the consolidated balance sheet principally within accrued liabilities. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include our consideration of future taxable income and ongoing prudent and feasible tax planning strategies.
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
Based on our assessment it appears more likely than not that most of the net deferred tax assets will be realized through future taxable income. Management has established a valuation allowance against the deferred taxes related to certain net operating loss carryovers. Management believes the utilization of these losses may be limited. We will continue to assess the need for a valuation allowance for our remaining deferred tax assets in the future.
The Company's consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the Distribution rather than a member of the Former Parent's consolidated income tax return group. Current tax receivable reflects balances due from the Former Parent for the Company's share of the income tax assets of the group.
Following the Distribution, the Company will file federal and state income tax returns that are separate from the SGI tax filings. The Company will recognize current and deferred income taxes as a separate taxpayer for periods ending after the date of Distribution.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchases Financings, and Disclosures, which requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In additions, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective beginning January 1, 2015. We are currently evaluating the impact of our pending adoption of ASU 2014-11 on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope about Offsetting Assets and Liabilities, which limited the scope of ASU No. 2011-11 guidance to derivatives, repurchase type agreements, and securities borrowing and lending activity. These ASUs require an entity to disclose gross and net information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Both ASUs are effective for annual and interim periods beginning on or after January 1, 2013. The adoption of the accounting standards in these updates did not have a material impact on the Company's consolidated financial position or results of operations.
In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several-liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several-liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The guidance in this update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments in ASU 2013-04 are effective for interim and annual reporting periods beginning after December 15, 2013. Management does not expect the implementation of this update to have a material effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are subject to commodity price risk through our principal business, the purchase and sale of precious metals in the form of gold, silver platinum and palladium. We enter in to a combination of futures and forward transactions to substantially hedge our net exposure to changes in the underlying commodity prices. Consistent with the use of these contracts to neutralize the effect of commodity price fluctuations, such unrealized losses or gains are offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward and futures contracts and the offsetting underlying commitments do not create material market risk. As of June 30, 2014, we had $426.5 million in commodity price risk related entirely to our inventories and related commitments and $427.0 million in corresponding forwards and futures contracts. As of June 30, 2013, we had $256.0 million in commodity price risk related entirely to our inventories and related commitments and $256.3 million in corresponding forwards and futures contracts.

Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to the sale of precious metals priced in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed denominated receipts related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains are offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk. As of June 30, 2014, we had $3.8 million in foreign currency denominated transactions and $2.7 million in foreign currency forward contracts. As of June 30, 2013, we had $0.1 million in foreign currency denominated transactions and $(0.3) million in foreign currency forward contracts.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
A-Mark Precious Metals, Inc.
Santa Monica, California
We have audited the accompanying consolidated balance sheet of A-Mark Precious Metals, Inc. as of June 30, 2014 and the related consolidated statements of income, stockholders’ equity, and cash flows for years ended June 30, 2014 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A-Mark Precious Metals, Inc. at June 30, 2014, and the results of its operations and its cash flows for the years ended June 30, 2014 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Costa Mesa, California

September 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
A-Mark Precious Metals, Inc.:
We have audited the accompanying consolidated balance sheet of A-Mark Precious Metals, Inc. and subsidiaries as of June 30, 2013, and the related consolidated statements of income, stockholder's equity, and cash flows for the year ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A-Mark Precious Metals, Inc. and subsidiaries as of June 30, 2013, and the results of their operations and their cash flows for the year ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Irvine, California
September 27, 2013, except for Note 14, as to which the date is November 8, 2013

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2014	June 30, 2013

ASSETS
Current assets:
Cash	$13,193	$21,565
Receivables, net	102,824	109,947

Inventories:
Inventories	150,944	123,824
Restricted inventories	24,610	38,554
	175,554	162,378
Deferred tax assets	—	5,993
Income taxes receivable from Former Parent	3,139	—
Prepaid expenses and other assets	613	487
Total current assets	295,323	300,370
Property and equipment, net	1,678	1,213
Goodwill	4,884	4,884
Intangibles, net	2,753	3,141
Investments	500	—
Total assets	$305,138	$309,608
LIABILITIES,AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$135,200	$95,000
Liability on borrowed metals	8,709	20,117
Product financing arrangement	24,610	38,554
Accounts payable	77,426	86,010
Accrued liabilities	6,070	6,601
Payable to Former Parent	—	1,015
Income taxes payable to Former Parent	—	8,505
Income taxes payable	2,178	—
Deferred tax liability - current	1,456	—
Total current liabilities	255,649	255,802
Deferred tax liabilities	33	552
Total liabilities	255,682	256,354
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of June 30, 2014 and June 30, 2013	—	—
Common Stock, par value $0.01; 40,000,000 authorized; 6,962,742 and 7,402,664 issued and outstanding as of June 30, 2014 and June 30, 2013, respectively	70	74
Additional paid-in capital	22,317	24,370
Retaining earnings	27,069	28,810
Total stockholders’ equity	49,456	53,254
Total liabilities and stockholders’ equity	$305,138	$309,608

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)

Years Ended June 30,	2014	2013	2012

Revenues	$5,979,354	$7,247,717	$7,782,340
Cost of sales	5,951,913	7,217,370	7,755,900
Gross profit	27,441	30,347	26,440

Selling, general and administrative expenses	(15,570)	(14,120)	(15,563)
Interest income	5,592	7,793	12,225
Interest expense	(3,926)	(3,484)	(4,248)
Unrealized gains (losses) on foreign exchange	(6)	30	62
Net income before provision for income taxes	13,531	20,566	18,916
Provision for income taxes	(5,272)	(8,052)	(8,342)
Net income	$8,259	$12,514	$10,574

Basic and diluted income per share:
Basic - net income	$1.10	$1.61	$1.29
Diluted - net income	$1.09	$1.59	$1.29
Weighted average shares outstanding:
Basic	7,530,300	7,787,250	8,169,750
Diluted	7,590,400	7,858,500	8,216,250

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Stockholders' Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2011	7,402,664	$74	$24,064	$20,722	$44,860	$5	$44,865
Net Income	—	—	—	10,574	10,574	(5)	10,569
Share-based compensation	—	—	137	—	137	—	137
Balance, June 30, 2012	7,402,664	74	24,201	31,296	55,571	—	55,571
Net Income	—	—	—	12,514	12,514	—	12,514
Share-based compensation	—	—	169	—	169	—	169
Dividends declared	—	—	—	(15,000)	(15,000)	—	(15,000)
Balance, June 30, 2013	7,402,664	74	24,370	28,810	53,254	—	53,254
Net income	—	—	—	8,259	8,259	—	8,259
Share-based compensation	—	—	194	—	194	—	194
Release of restricted stock units	15,582	—	—	—	—	—	—
Repurchase and retirement of restricted stock units for payroll taxes	(4,549)	—	(53)	—	(53)	—	(53)
Cancellation of shares by Former Parent	(71,922)	—	—	—	—	—	—
Repurchase common stock	(379,033)	(4)	(2,194)	—	(2,198)	—	(2,198)
Dividends declared	—	—	—	(10,000)	(10,000)	—	(10,000)
Balance, June 30, 2014	6,962,742	$70	$22,317	$27,069	$49,456	$—	$49,456

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

Years Ended June 30,	2014	2013	2012
Cash flows from operating activities:
Net Income	$8,259	$12,514	$10,574
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	934	826	727
Deferred income taxes	6,930	11,091	(17,268)
Interest added to principal of secured loans	(476)	—	—
Provision for doubtful accounts	—	(700)	1,016
Share-based compensation	194	169	137
Changes in assets and liabilities:
Receivables	14,282	18,138	(35,804)
Secured loans to Former Parent	(2,562)	—	—
Inventories	(13,176)	(18,914)	29,840
Prepaid expenses and other current assets	(126)	57	(258)
Accounts payable	(8,584)	(4,509)	9,814
Liabilities on borrowed metals	(11,408)	(6,959)	15,693
Accrued liabilities	(531)	169	580
Receivable from/ payables to Former Parent	(12,659)	(13,088)	10,342
Income taxes payables	2,178	—	—
Net cash (used in) provided by operating activities	(16,745)	(1,206)	25,393
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,011)	(480)	(568)
Purchase of cost method investment	(500)	—	—
Secured loans acquired	(4,196)	—	—
Principal collections on secured loans acquired	75	—	—
Net cash used in investing activities	(5,632)	(480)	(568)
Cash flows from financing activities:
Product financing arrangement, net	(13,944)	22,978	15,576
Dividends paid to Former Parent	(10,000)	(15,000)	—
Borrowings (repayments) under lines of credit, net	40,200	4,000	(38,500)
Retirement of repurchased Afinsa and Auctentia common stock and interest in A-Mark Precious Metals, Inc.	(2,198)	—	—
Contribution from non-controlling interest	—	—	(5)
Repurchase and retirement of restricted stock for payroll taxes	(53)	—	—
Net cash provided by (used in) financing activities	14,005	11,978	(22,929)

Net (decrease)increase in cash and cash equivalents	(8,372)	10,292	1,896
Cash and cash equivalents, beginning of period	21,565	11,273	9,377
Cash and cash equivalents, end of period	$13,193	$21,565	$11,273
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$3,908	$3,505	$4,248
Income taxes	$7,667	$10,100	$13,785
Non-cash investing and financing activities:
Interest added to principal of secured loans	$476	$—	$—
Secured loans received in satisfaction of customer receivable	$12,800	$—	$—
See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
A-Mark Precious Metals, Inc. and its subsidiaries (“A-Mark”, or the “Company”) is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery primarily in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, consignment, logistics, hedging and various customized financial programs.
Through its wholly owned subsidiary, Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, the Company offers loans on precious metals and rare coins and other collectibles collateral to coin dealers, collectors and investors, most of which are active customers with A-Mark. Through its wholly owned subsidiary, A-Mark Trading AG, (“AMTAG”), the Company promotes A-Mark bullion products throughout the European continent. Transcontinental Depository Services, (“TDS”), also a wholly owned subsidiary of the Company, offers worldwide storage solutions to institutions, dealers and consumers.
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
As a result of the Distribution, the Company is now a publicly traded company independent from SGI. On March 17, 2014, A-Mark’s shares of common stock commenced trading on the NASDAQ Global Select Market under the symbol "AMRK." An aggregate of 7,402,664 shares of A-Mark common stock were distributed in the Distribution. All share and per share information has been retrospectively adjusted to give effect to the Distribution, determined based on the Former Parent's common shares outstanding for the periods presented prior to the Distribution multiplied by distribution ratio of one share of the Company's common stock for every four shares of the Former Parent's common stock, and determined based on A-Mark's common shares outstanding after the Distribution.
Subsequent to the Distribution, SGI informed the Company that an aggregate of 71,922 shares of A-Mark's common stock should not have been distributed because the SGI shares with respect to which those shares were distributed had been incorrectly classified as outstanding. Accordingly, effective as of March 14, 2014, those 71,922 shares were canceled and returned to the status of authorized but unissued stock.
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
Equity Awards
    Holders of share-based awards denominated in and settleable by delivery of shares of Former Parent's common stock received share-based awards denominated in and settleable by delivery of shares of the Company's common stock based on the exchange ratio of one to 4.17, for which the ratio was based on the three-day-average closing stock price of SGI prior to the Distribution compared to the three-day-average closing stock price of A-Mark after the Distribution. This formula, which was selected because it measured the aggregate intrinsic value of each Former Parent equity award immediately before the spinoff (by reference to Former Parent's share prices), and provided for the grant of a replacement A-Mark equity award with substantially the same aggregate intrinsic value immediately after the spinoff (by reference to A-Mark share prices), was different from the ratio of one share of the Company's common stock for every four shares of the Former Parent's common stock used in the spinoff.
As a result, the Company issued 130,646 restricted stock units, 8,990 stock appreciation rights ("SARs") and options to purchase 249,846 shares of common stock. The shares subject to A-Mark equity awards issued as a result of the adjustments described above were not drawn from A-Mark’s 2014 Stock Award and Incentive Plan; instead, such shares were issued and/or delivered based on A-Mark's assumption of the rights and obligations under the SGI equity compensation plans pursuant to which the pre-distribution SGI awards were granted and related SGI award agreements.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current fiscal year's consolidated financial statement presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements reflect the financial condition, results of operations, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company operated in one segment for all periods presented.
These consolidated financial statements include the accounts of A-Mark, and its wholly owned subsidiaries, CFC, AMTAG and TDS (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated statements of income include all revenues and costs attributable to the Company's operations, including costs for certain functions and services performed by SGI and directly charged or allocated based on usage or other systematic methods. The allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Company's operations had been operated as a separate stand-alone entity. Allocations for inter-company shared service expense are made on a reasonable basis to approximate market costs for such services; these allocations are only applicable for periods prior to the spinoff. Management believes the allocation methods are reasonable.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of fair value, and allowances for doubtful accounts, impairment assessments of long-lived assets and intangible assets, valuation reserve determinations on deferred tax assets, and revenue recognition judgments. Significant estimates also include the Company's fair value determinations with respect to its financial instruments and precious metals materials. Actual results could materially differ from these estimates.
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
Foreign Currency
The functional currency of the Company is the United States dollar ("USD"). The Company's wholly-owned foreign subsidiary, AMTAG, maintains its books of record in Euros. The Company remeasures the financial statements of AMTAG into USD. The remeasurement of local currency amounts into USD creates remeasurement gains and losses are included in the consolidated statements of income.
To manage the effect of foreign currency exchange fluctuations, the Company utilized foreign currency forward contracts. These derivatives generate gains and losses when they are settled or when they are marked to market. The change in the value in the derivative instruments is shown on the face of the consolidated statements of income as unrealized net gains (losses) on foreign exchange.
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

Concentration of Customers
Customers providing 10 percent or more of the Company's revenues for the years ended June 30, 2014, 2013 and 2012 are listed below:

in thousands
Years Ended June 30,	2014		2013		2012

	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$5,979,354	100.0%	$7,247,717	100.0%	$7,782,340	100.0%
Customer concentrations
Royal Canadian Mint	$372,233	6.2%	$823,756	11.4%	$434,795	5.6%
HSBC Bank USA	1,547,631	25.9	814,207	11.2	1,796,016	23.1
Johnson Matthey	107,344	1.8	778,151	10.7	1,305,877	16.8
Total	$2,027,208	33.9%	$2,416,114	33.3%	$3,536,688	45.4%
Customers providing 10 percent or more of the Company's accounts receivable, excluding $41.3 million and $35.6 million of secured loans and derivative assets of $22.2 million and $15.4 million, as of June 30, 2014 and June 30, 2013, respectively, are listed below:

in thousands
June 30,	2014		2013

	Amount	Percent	Amount	Percent
Total accounts receivable, net (excluding secured loans and derivative assets)	$39,409	100.0%	$59,028	100.0%
Customer concentrations
United States Mint	$—	—%	$44,185	74.9%
Royal Canadian Mint	2,244	5.7	8,593	14.6
Total	$2,244	5.7%	$52,778	89.5%
Customers providing 10 percent or more of the Company's secured loans as of June 30, 2014 and June 30, 2013, respectively, are listed below:

in thousands
June 30,	2014		2013

	Amount	Percent	Amount	Percent
Total secured loans	$41,261	100.0%	$35,585	100.0%
Customer concentrations
Customer A	$3,771	9.1%	$15,800	44.4%
Customer B	2,346	5.7	3,659	10.2
Customer C	4,200	10.2	2,700	7.6
Customer D	4,103	9.9	1,726	4.9
Total	$14,420	34.9%	$23,885	67.1%
The loss of any of the above customers could have a material adverse effect on the operations of the Company.
Inventories
Inventories principally include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: (1) published market values attributable to the costs of the raw precious metal, and (2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources.
The Company’s inventories, except for certain lower of cost or market basis products (as discussed below), are subsequently recorded at their fair market values, that is, it is "marked-to-market". The daily changes in fair market value are recorded in the income statement through cost of sales and are offset by hedging derivatives, with changes in the fair value of the hedging derivatives also recorded in cost of sales in the consolidated statements of income.

While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, primarily because the value of commemorative coins tend to be more influenced by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins are not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. As of June 30, 2014 and June 30, 2013 the premium component included in inventory was $3.3 million and $1.8 million, respectively. Our commemorative coin inventory totaled $2.6 million and $0.0 million as of June 30, 2014 and June 30, 2013, respectively. (See Note 4). Both the premium component of inventory and commemorative coin inventory are not hedged.
Inventories included amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the consolidated balance sheets and totaled $8.7 million and $20.1 million, respectively as of June 30, 2014 and June 30, 2013. The Company mitigates market risk of its physical inventories through commodity hedge transactions. The Company also protects substantially all of its physical inventories from market risk through commodity hedge transactions (see Note 11).
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metals loaned. Inventories loaned under consignment arrangements to customers as of June 30, 2014 and June 30, 2013 totaled $11.1 million and $2.6 million. Such inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially, all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.
Inventory includes amounts for obligations under product financing agreement. A-Mark entered into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted and the Company is allowed to repurchase the inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense in the consolidated statements of income. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of precious metals sold. Such obligation totaled $24.6 million and $38.6 million as of June 30, 2014 and June 30, 2013, respectively.
The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may terminate any such arrangement with 14 days notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2014, included within inventory is $24.6 million of precious metals products subject to repurchase.
Property and Equipment and Depreciation
Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method based on the estimated useful lives of the related assets, ranging from three years to five years.
Goodwill and Purchased Intangible Assets
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. As of June 30, 2014 and June 30, 2013, the Company had no impairments.
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
Amortizable intangible assets are being amortized on a straight-line basis which approximates economic use, over periods ranging from four years to fifteen years. The Company considers the useful life of the trademarks to be indefinite. The Company tests the value of the trademarks and trade name annually for impairment.
Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. For the years ended June 30, 2014, 2013 and 2012 management concluded that an impairment write-down was not required.
Investments
Investments into ownership interest in noncontrolled entities that do not have readily determinable fair values (i.e., non-marketable equity securities) under Cost Method Investments Topic 325-20 of the ASC ("ASC 325-20") are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.
On February 18, 2014, the Company purchased 2.5% of the issued and outstanding Class A common stock of a nonpublic entity for $0.5 million. As of June 30, 2014, the aggregate carrying amount of the Company’s cost-method investment was $0.5 million. The Company assesses all cost-method investments for impairment quarterly. There were no identifiable events or changes in circumstances that may have had a significant adverse effect of the fair value. As a result, no impairment loss was recorded and no were any dividends received during the fiscal year 2014. For the year ended June 30, 2014 the Company had $73.1 million of sales to this entity. As of June 30, 2014, the balance of advances received from this entity totaled $0.9 million.
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

Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2014 and June 30, 2013.

in thousands
June 30,	2014		2013
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$13,193	$13,193	$21,565	$21,565
Receivables, advances receivables and secured loans	80,640	80,640	94,509	94,509
Derivative assets - open sale and purchase commitments, net, included in receivable	22,170	22,170	—	—
Derivative assets - futures contracts included in receivable	—	—	14,967	14,967
Derivative assets - forward contracts included in receivable	14	14	471	471
Income taxes receivable from Former Parent	3,139	3,139	—	—
Financial liabilities:
Lines of credit	$135,200	$135,200	$95,000	$95,000
Liability for borrowed metals	8,709	8,709	20,117	20,117
Product financing obligation	24,610	24,610	38,554	38,554
Obligation to repurchase common stock	—	—	—	—
Derivative liabilities - open sale and purchase commitments, net, included in payable	848	848	30,192	30,192
Derivative liabilities - futures contracts included in payables	8,078	8,078	—	—
Derivative liabilities - forward contracts, included in payable	14,873	14,873	—	—
Accounts payable, margin accounts, advances and other payables	53,627	53,627	55,818	55,818
Accrued liabilities	6,070	6,070	6,601	6,601
Payable to Former Parent	—	—	9,520	9,520
The fair values of the financial instruments shown in the above table as of June 30, 2014 and June 30, 2013 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.
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
Derivatives. Futures contracts, forward contracts and open sale and purchase commitments are valued at their intrinsic values, based on the difference between the quoted market price and the contractual price, and are included within Level 1 of the valuation hierarchy.
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
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and June 30, 2013 aggregated by the level in the fair value hierarchy within which the measurements fall:

	June 30, 2014
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Inventory (1)	$172,990	$—	$—	$172,990
Derivative assets — open sale and purchase commitments, net	22,170	—	—	22,170
Derivative assets — forward contracts	14	—	—	14
Total assets valued at fair value	$195,174	$—	$—	$195,174
Liabilities:
Liability on borrowed metals	$8,709	$—	$—	$8,709
Product financing arrangement	24,610	—	—	24,610
Liability on margin accounts	8,983	—	—	8,983
Derivative liabilities — open sales and purchase commitments, net	848	—	—	848
Derivative liabilities — future contracts	8,078	—	—	8,078
Derivative liabilities — forward contracts	14,873	—	—	14,873
Total liabilities, valued at fair value	$66,101	$—	$—	$66,101
____________________
(1) Commemorative coin inventory totaling $2.6 million is held at lower of cost or market and is thus excluded from this table.

	June 30, 2013
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Inventory	$162,378	$—	$—	$162,378
Derivative assets — futures contracts	14,967	—	—	14,967
Derivative assets — forward contracts	471	—	—	471
Total assets, valued at fair value	$177,816	$—	$—	$177,816
Liabilities:
Liability on borrowed metals	$20,117	$—	$—	$20,117
Product financing arrangement	38,554	—	—	38,554
Liability on margin accounts	6,636	—	—	6,636
Derivative liabilities — open sale and purchase commitments, net	30,192	—	—	30,192
Total liabilities valued at fair value	$95,499	$—	$—	$95,499
There were no transfers in or out of Level 2 or 3 during the years ended June 30, 2014 and 2013.
Assets Measured at Fair Value on a Non-Recurring Basis
Company's goodwill and other intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value if they are impaired. As of June 30, 2014, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the years ended June 30, 2014 and 2013.
The Company's investment in an ownership interest in a noncontrolled entity does not have readily determinable fair value and was initially recorded at cost, $0.5 million. The quoted price of the investment not available, and the cost of obtaining an independent valuation appears excessive considering the materiality of the instrument to the Company. There were no gains or losses recognized in earnings associated with the Company's ownership interest in a noncontrolled entity during the year ended June 30, 2014.
Revenue Recognition
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. The Company records sales of precious metals, which occurs upon receipt by the customer. The Company records revenues from its metal assaying and melting services after the related services are completed and the effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. The Company records revenues from its storage and logistics services after the related services are completed.
The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between trade and settlement date, the Company has essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivative at the trade date with a corresponding unrealized gain (loss), which is reflected in the cost of sales in the consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transaction is physically settled. Sales which are physically settled are recognized at the gross amount in the consolidated statements of income.
Interest Income
The Company uses the effective interest method to recognize interest expense on its secured loans and secured financing transactions. For these arrangements, the Company maintains a security interest in the precious metals and records interest income over the terms of the receivable. Recognition of interest income is suspended and the loan is placed on non-accrual status when management determines that collection of future interest income is not probable. The interest income accrual is resumed, and previously suspended interest income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income (see Note 3).

Interest Expense
The Company incurs interest expense and related fees as a result of usage under its lines of credit, product financing arrangements and liability on borrowed metals.
The Company incurs interest expense based on usage under its Trading Credit Facility recording interest expense using the effective interest method.
The Company incurs financing fees (classified as interest expense) as a result of its product financing agreements for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. During the term of this type of financing agreement, a third party finance company holds the Company's inventory as collateral, with the intent to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation. In addition, the Company incurs a financing fee related to custodial storage facility charges related to the transferred collateral inventory, which is classified restricted on our consolidated balance sheets.
Additionally, the Company incurs interest expense when we borrow precious metals from our suppliers under short-term arrangements, which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. This liability is reflected in the consolidated balance sheet as liability on borrowed metals.
Derivative Instruments
The Company’s inventory consists of precious metals bearing products, and for which Company regularly enters into commitment transactions to purchase and sell precious metal bearing products. The value of our inventory and these commitments is intimately linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only major credit worthy financial institutions. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions. Notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices (see in Note 11).
Commodity futures and forward contract transactions are recorded at fair value on the trade date. The difference between the original contract value and the market value of the open futures and forward contracts are reflected in receivables or payables in the consolidated balance sheet at fair value (see Note 3 and Note 7).
The Company records the change between market value and trade value of the underlying open commodity contracts as a derivative asset or liability, and it correspondingly records the related unrealized gains or losses. The change in unrealized gain (loss) on open commodity contracts from one period to the next is reflected in net gain (loss) on derivative instruments. These unrealized gains and losses are included as a component of cost of sales on the consolidated statements of income. Gains or losses resulting from the termination of commodity contracts are reported as realized gains or losses on commodity contracts, which is recorded as a component of cost of sales on the consolidated statement of income. Below, is a summary of the net gains (losses) on derivative instruments for the years ended June 30, 2014, 2013 and 2012.

in thousands
Years Ended June 30,	2014	2013	2012
Gain (loss) on derivative instruments:
Unrealized gain (loss) on open future commodity and forward contracts and open sale and purchase commitments, net	$(13,123)	$(28,199)	$35,762
Realized loss on future commodity contracts, net	(9,968)	(38,409)	(75,500)
Total	$(23,091)	$(66,608)	$(39,738)

The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory, which is also recorded in cost of sales in the consolidated statements of income (see Note 11).
Advertising
Advertising costs are expensed as incurred. Advertising expense was $0.8 million, $0.6 million and $0.7 million, respectively for the years ended June 30, 2014, 2013 and 2012, and are included in selling, general and administrative expenses in the consolidated statements of income.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors. Shipping and handling costs incurred totaled $5.7 million, $4.4 million, and $4.4 million, respectively for the years ended June 30, 2014, 2013 and 2012, and are included in selling, general and administrative expenses in the consolidated statements of income.
Share-Based Compensation
The Company accounts for equity awards under the provisions of the Compensation - Stock Compensation Topic 718 of the ASC ("ASC 718"), which establishes fair value-based accounting requirements for share-based compensation to employees. ASC 718 requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as expense over the service period in the Company's consolidated financial statements.
Certain key employees of the Company participated in Stock Incentive Plans of the Former Parent (“Former Plans”). The Former Plans permitted the grant of stock options and other equity awards to employees, officers and non-employee directors. Prior to the Distribution, the equity awards had been settled in shares of SGI stock and A-Mark did not reimburse SGI for the expense, therefore it was treated as a capital contribution to A-Mark. Following the Distribution, the Company will settle share-based awards by the delivery of shares of the Company's common stock.
The equity awards assumed by A-Mark in connection of the spinoff contained substantially identical terms, conditions and vesting schedules as the previously outstanding. In accordance with the guidance in ASC 718, the assumption shares qualify as a modification of an equity compensation award. As such, the Company calculated the incremental fair value of the awards immediately prior to and after their modification and determined that there was no positive incremental equity compensation cost that was required to be expensed or amortized. Pertaining to the modified awards of A-Mark's employee and non-employees as of the Distribution date, the Company amortizes the unvested awards based on the fair value and vesting schedule based on the original grant date, as determined by SGI. Pertaining to the modified awards of SGI's employee and non-employees for which A-Mark assumed, the Company does not recorded compensation expense.
Prior to the Distribution, the Company’s Board of Directors ("Board") adopted and the Company's shareholders approved the 2014 Stock Award and Incentive Plan ("2014 Plan"). Under the 2014 Plan, the Company may grant options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of the Company's stock. As of June 30, 2014, no equity awards were issued from the 2014 Plan (see Note 13).
Income Taxes
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the consolidated balance sheet principally within accrued liabilities.

The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company's consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Changes in recognized tax benefits and changes in valuation allowances could be material to the Company's results of operations for any period, but is not expected to be material to the Company's consolidated financial position.
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
Based on our assessment it appears more likely than not that most of the net deferred tax assets will be realized through future taxable income. Management has established a valuation allowance against the deferred taxes related to certain state net operating loss carryovers. Management believes the utilization of these losses may be limited. We will continue to assess the need for a valuation allowance for our remaining deferred tax assets in the future.
The Company's consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the Distribution rather than a member of the Former Parent's consolidated income tax return group. Current tax receivable reflects balances due from the Former Parent for the Company's share of the income tax assets of the group.
Following the Distribution, the Company will file federal and state income tax returns that are separate from the SGI tax filings. The Company will recognize current and deferred income taxes as a separate taxpayer for periods ending after the date of Distribution.
Earnings per Share ("EPS")
The Company computes and reports both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the total potential dilution that could occur from outstanding equity awards, including unexercised stock options, utilizing the treasury stock method.
To determine the weighted average number of common shares outstanding for the periods presented prior to the Distribution, the Former Parent's weighted average number of common shares outstanding was multiplied by distribution ratio of one share of the Company's common stock for every four shares of the Former Parent's common stock. Thereafter, the weighted average number of common shares outstanding was based on the Company's basic and fully diluted share figures.
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. There is no dilutive effect of SARs as such obligations are not settled and were out of the money for the years ended June 30, 2014, 2013 and 2012.

A reconciliation of basic and diluted shares is as follows:

in thousands
Years Ended June 30,	2014	2013	2012
Basic weighted average shares outstanding (1)(2)	7,530	7,787	8,170
Effect of common stock equivalents — stock issuable under outstanding equity awards	60	72	46
Diluted weighted average shares outstanding (2)	7,590	7,859	8,216

_________________________________
(1)	Basic weighted average shares outstanding include the effect of vested but unissued restricted stock grants.
(2)
Basic and diluted income per share was based on historical SGI basic and fully diluted share figures through March 14, 2014, the distribution date. Amounts shown were retroactively adjusted to give effect for the share distribution in connection with the spinoff, on the basis of one share of A-Mark stock issued for every four shares of SGI stock held through the distribution date. Thereafter, basic and diluted income per share was based on the Company's basic and fully diluted share figures.

Recent Accounting Pronouncements
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchases Financings, and Disclosures, which requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In additions, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective beginning January 1, 2015. We are currently evaluating the impact of our pending adoption of ASU 2014-11 on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope about Offsetting Assets and Liabilities, which limited the scope of ASU No. 2011-11 guidance to derivatives, repurchase type agreements, and securities borrowing and lending activity. These ASUs require an entity to disclose gross and net information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Both ASUs are effective for annual and interim periods beginning on or after January 1, 2013. The adoption of the accounting standards in these updates did not have a material impact on the Company's consolidated financial position or results of operations.
In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several-liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several-liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The guidance in this update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments in ASU 2013-04 are effective for interim and annual reporting periods beginning after December 15, 2013. Management does not expect the implementation of this update to have a material effect on the Company’s consolidated financial statements.

3.	RECEIVABLES
Receivables and secured loans consist of the following as of June 30, 2014 and June 30, 2013:

in thousands
June 30,	2014	2013

Customer trade receivables	$1,744	$38,405
Wholesale trade advances	4,586	20,623
Due from brokers	33,079	—
Subtotal	39,409	59,028
Secured loans	41,261	35,585
Subtotal	80,670	94,613
Less: allowance for doubtful accounts	(30)	(104)
Subtotal	80,640	94,509
Derivative assets — open sale and purchase commitments, net	22,170	—
Derivative assets — futures contracts	—	14,967
Derivative assets — forward contracts	14	471
Receivables, net	$102,824	$109,947
Customer trade receivables represent short-term, non-interest bearing amounts due from precious metal sales and are secured by the related precious metals stored with the Company, a letter of credit issued on behalf of the customer, or other secured interests in assets of the customer.

Wholesale trade advances represent advances of various bullion products and cash advances to customers. These advances are unsecured, short-term, non-interest bearing advances made to wholesale metals dealers and government mints.

Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts (see Note 11).

Secured loans represent short term loans made to customers of CFC, or short term loans acquired by CFC, which include a combination of on-demand and short term facilities. These loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of June 30, 2014 and June 30, 2013, the loans carried weighted-average effective interest rates, net of servicing fees, of 7.9% and 8.0%, respectively, and mature in periods generally ranging from on-demand to one year.

Below is a summary of the significant secured loans that were modified, assumed or acquired and the financial effects of those agreements:

•
Until October 31, 2011, the Company maintained a segregated commodities account with M.F. Global, Inc. (“MFGI”). The Company used this account to enter into future transactions to hedge the risk related to its positions with counterparties and physical inventories. MFGI filed for bankruptcy protection on October 31, 2011. At the time MFGI filed for bankruptcy, the Company had $20.3 million in funds held at MFGI of which $14.6 million, or 72%, of the Company's MFGI Equity was returned to the Company in December 2011 pursuant to a bulk transfer approved by the Bankruptcy Court. The Company filed a claim in the bankruptcy proceedings for the remaining $5.7 million. In July 2012, the Company received an additional distribution of $1.6 million from the trustee for the liquidation of MFGI, bringing the remaining balance to $4.1 million. On December 31, 2012, the Company sold its claim to this balance for $3.8 million. During quarter ended December 31, 2011, the Company recorded a $1.0 million reserve for this potential shortfall, which is included in selling, general and administrative expenses. For the year ended June 30, 2013, the receipt of proceeds from the sale of the receivable of $3.8 million resulted in a positive impact to the provision for doubtful accounts of $0.7 million.

•
On September 27, 2013, CFC, a subsidiary of the Company, assumed the rights from a borrower/customer to a portfolio of short-term loan receivables totaling $12.8 million for $0.35 million and the satisfaction of an existing outstanding loan, totaling $12.8 million, which was owed to CFC. This transaction resulted in the assignment of the borrower/customer's portfolio of loan receivables to CFC, which were collateralized by the underlying precious metal product of the customers of the borrower/customer. The loan premium is amortized ratably as the loan is paid off. The loans are due on demand with the option to extend maturities for 180 days.  For the year ended June 30, 2014, an aggregate total of $3.5 million in loan principal was paid off, and $0.1 million in premium amortization was recorded related to this transaction.

•
On June 5, 2014, CFC assumed the rights from the above-referenced customer to a portfolio of short-term loan receivables totaling $3.8 million for the aggregate principal amount of the loan portfolio. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. The customer has retained certain rights to repurchase these loans at a price equal to the then-outstanding principal balance, plus accrued and unpaid interest. Additionally, the customer retains the responsibility for the servicing and administration of the loans. As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this customer, secured by the transfer of the portfolio of short-term loan receivables, which is collateralized by precious metal products. As of June 30, 2014, the aggregate carrying value of this loan portfolio was $3.8 million.

•
On June 18, 2014, CFC assumed the rights to a secured portfolio of short-term loan receivable totaling $2.6 million from Stack's-Bowers Numismatics, LLC ("Stack's Bower"), a wholly-owned subsidiary of our Former Parent. As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this related party, secured by the transfer of the portfolio of short-term loan receivables, collateralized by numismatic and semi numismatic products. As of June 30, 2014, the aggregate carrying value of this loan was $2.6 million bearing interest of 5.5% per annum. This secured loan was paid off in full, plus accrued interest, on August 19, 2014.

•
On July 1, 2014, CFC assumed the rights to a portfolio of short-term loan receivables totaling $3.7 million for the aggregate principal amount of the loan portfolio from the same customer from whom it had entered into similar arrangements on June 5, 2014 (see Note 16).

The secured loans that CFC generates with active customers of A-Mark or related parties of the Company are reflected as an operating activity on the consolidated statements of cash flows within receivables or secured loans to Former Parent. The secured loans that are assumed by CFC from others, including from our customers, are reflected as an investing activity on the consolidated statements of cash flows, shown as secured loans acquired.

The Company's derivative assets and liabilities represent the net fair value of the difference between market values and trade values at the trade date for open precious metals sale and purchase contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled (see Note 11). The Company's derivative assets represent the net fair value of open precious metals forwards and futures contracts. The precious metals forwards and futures contracts are settled at the contract settlement date.

Credit Quality of Financing Receivables and Allowance for Credit Losses
The Company applies a systematic methodology to determine the allowance for credit losses for finance receivables. The finance receivables portfolio is comprised solely of secured commercial loans with similar risk profiles. This similarity allows the Company to apply a standard methodology to determine the credit quality for each loan. The credit quality of each loan is generally determined by the secured material, the initial and ongoing collateral value determination and the assessment of loan to value determination. Typically, the Company's finance receivables within its portfolio have similar credit risk profiles and methods for assessing and monitoring credit risk.
The Company evaluates its loan portfolio in one of two classes of finance receivables: those loans secured by bullion and those loans secured by numismatic items. Each of these two classes of receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk.
The Company's secured loans by portfolio class, which align with management reporting, are as follows:

in thousands
June 30,	2014		2013

Bullion	$17,361	42.1%	$21,993	61.8%
Numismatic and semi numismatic	23,900	57.9	13,592	38.2
Total secured loans	$41,261	100.0%	$35,585	100.0%

The methodology of assessing the credit quality of the secured loans acquired by CFC is similar to the secured loans originated loans by CFC; they are administered using the same internal reporting system, collateralized by precious metals, and the same loan to value determination procedures are applied.

Credit Quality of Loans and Non Performing Status
Generally, interest is due and payable within 30 days. A loan is considered past due if interest is not paid in 30 days or collateral calls are not met timely. Typically, loans do not achieve the threshold of non performing status due to the fact that customers are generally put into default for any interest past due over 30 days and for unsatisfied collateral calls. When this occurs the loan collateral is typically liquidated within 90 days.
For certain secured loans, interest is billed monthly and, if not paid, is added to the outstanding loan balance. These secured loans are considered past due if their current loan-to-value ratio fails to meet established minimum equity levels, and the borrower fails to meet the collateral call required to reestablish the appropriate loan to value ratio.
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
Further information about the Company's credit quality indicators includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans as follows:

in thousands
June 30,	2014		2013
Loan-to-value of 75% or more	$11,950	29.0%	$3,764	10.6%
Loan-to-value of less than 75%	29,311	71.0	31,821	89.4
Total secured loans	$41,261	100.0%	$35,585	100.0%
No loans have a loan-to-value in excess of 100% at June 30, 2014 and June 30, 2013.
Impaired loans
A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due, non-performing or in bankruptcy. Recognition of interest income is suspended and the loan is placed on non-accrual status when management determines that collection of future interest income is not probable. Accrual is resumed, and previously suspended interest income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income.
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
For the years ended June 30, 2014, 2013 and 2012 the Company incurred loan impairment costs of $0.00 million, $0.07 million and $0.00 million, respectively.
Allowance for Doubtful Accounts
Allowances for doubtful accounts are recorded based on specifically identified receivables, which the Company has identified as potentially uncollectible. Activity in the allowance for doubtful accounts for the years ended June 30, 2014, 2013 and 2012 is as follows:

in thousands
Year ended:	Beginning Balance	Provision	Charge-off	Ending Balance
June 30, 2014	$104	$—	$(74)	$30
June 30, 2013	$1,118	$(700)	$(314)	$104
June 30, 2012	$102	$1,016	$—	$1,118

4.	INVENTORIES

The Company's inventories primarily include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: (1) published market values attributable to the cost of the raw precious metal, and (2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The premium is included in the cost of the inventory, paid at acquisition, and is a component of the total fair market value of the inventory. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged.
The Company’s inventories are subsequently recorded at their fair market values. Daily changes in fair market value are recorded in the income statement through cost of sales and are offset by hedging derivatives, with changes in fair value of the hedging derivatives also recorded in cost of sales in the consolidated statements of income. The premium component of market value included in the inventories as of June 30, 2014 and June 30, 2013 totaled $3.3 million and $1.8 million, respectively. Commemorative coins, which are not hedged, are also included in inventory at the lower of cost or market and totaled $2.6 million and $0.0 million as of June 30, 2014 and June 30, 2013, respectively. As of June 30, 2014, the unrealized gains resulting from the difference between market value and cost of physical inventories were $3.8 million.
The Company enters to arrangements with its suppliers and customers regarding its inventory, as summarize below:
Borrowed Precious Metals from Suppliers
Inventories includes amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the consolidated balance sheets and totaled $8.7 million and $20.1 million as of June 30, 2014 and June 30, 2013, respectively. The Company mitigates market risk of its physical inventories through commodity hedge transactions (see Note 11).
Repurchase Arrangements with Finance Company
Inventory includes amounts for obligations under product financing agreement. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligation totaled $24.6 million and $38.6 million as of June 30, 2014 and June 30, 2013, respectively (see Note 10).
Consignment Arrangements with Customers
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of June 30, 2014 and June 30, 2013 totaled $11.1 million and $2.6 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the precious metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.
Repurchase Arrangements with Customers
The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may terminate any such arrangement with 14 days notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2014, included within inventory is $24.6 million of precious metals products subject to repurchase.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2014 and June 30, 2013:

in thousands
June 30,	2014	2013
Office furniture, fixtures and equipment	$490	$176
Computer equipment	323	196
Computer software	2,333	1,932
Leasehold improvements	260	92
Subtotal	3,406	2,396
Less: accumulated depreciation	(1,728)	(1,183)
Property and equipment, net	$1,678	$1,213

Depreciation expense for the years ended June 30, 2014, 2013 and 2012 was $0.5 million. $0.4 million and $0.4 million, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

On July 1, 2005, all of the outstanding common stock of A-Mark was acquired by Spectrum PMI, Inc. Spectrum PMI was a holding company whose outstanding common stock was owned 80% by SGI, and 20% by Auctentia, S.L. In September 2012, SGI purchased from Auctentia its 20% interest in Spectrum PMI. On September 30, 2013, Spectrum PMI was merged with and into SGI, as a result of which all of the outstanding shares of A‑Mark were then owned directly by SGI.

In connection with the acquisition of A-Mark by Spectrum PMI on July 1, 2005, the accounts of the Company were adjusted using the push down basis of accounting to recognize the allocation of the consideration paid to the respective net assets acquired. In accordance with the push down basis of accounting, the Company's net assets were adjusted to their fair values as of the date of the acquisition based upon an independent appraisal, which resulted in goodwill of $4.9 million and identifiable purchased intangible assets of $8.4 million.

Goodwill represents the excess of the purchase price and related costs over the value assigned to intangible assets of businesses acquired and accounted for under the purchase method.
The carrying value of other purchased intangibles as of June 30, 2014 and June 30, 2013 is as described below:

dollar amounts in thousands
June 30,		2014			2013
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade-name	Indefinite	$454	$—	$454	$454	$—	$454
Existing customer relationships	5 - 15	5,747	(3,448)	2,299	5,747	(3,060)	2,687
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Purchased intangibles subject to amortization		7,942	(5,643)	2,299	7,942	(5,255)	2,687
		$8,396	$(5,643)	$2,753	$8,396	$(5,255)	$3,141

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be four to fifteen years. Amortization expense related to the Company's intangible assets for the years ended June 30, 2014, 2013 and 2012 was $0.4 million, $0.4 million and $0.4 million, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Year ending June 30,	Amount
2015	$385
2016	385
2017	385
2018	385
2019	385
Thereafter	374
Total	$2,299

7.	ACCOUNTS PAYABLE
Accounts payable consist of the following:

in thousands
June 30,	2014	2013
Trade payable to customers payables	$366	$1,531
Advances from customers	38,739	27,548
Liability on deferred revenue	4,177	14,985
Net liability on margin accounts	8,983	6,636
Due to brokers	—	4,655
Other accounts payable	1,362	463
Subtotal	53,627	55,818
Derivative liabilities — open sales and purchase commitments, net	848	30,192
Derivative liabilities — futures contracts	8,078	—
Derivative liabilities — forward contracts	14,873	—
	$77,426	$86,010

8.	INCOME TAXES

The Company files a consolidated federal income tax return based on a June 30th tax year end.

The provision for (benefit from) income taxes for the years ended June 30, 2014, 2013 and 2012 consists of the following:

in thousands
Years Ended June 30,	2014	2013	2012
Current:
Federal	$(1,788)	$(1,691)	$20,398
State and local	130	(1,348)	5,212
	(1,658)	(3,039)	25,610
Deferred:
Federal	6,405	8,941	(13,944)
State and local	525	2,150	(3,324)
	6,930	11,091	(17,268)
Total provision	$5,272	$8,052	$8,342

A reconciliation of the income tax provisions to the amounts computed by applying the statutory federal income tax rate (35% for 2014, 2013 and 2012) to income before income tax provisions for the years ended June 30, 2014, 2013 and 2012, are as below:

in thousands
Years Ended June 30,	2014	2013	2012
Federal income tax	$4,736	$7,198	$6,622
State tax, net of federal benefit	212	521	1,229
162(m) limitation	—	188	180
Uncertain tax positions	22	110	395
Change in tax rate	—	—	23
Valuation allowance	329	—	—
Other	(27)	35	(107)
Total provision for income taxes	$5,272	$8,052	$8,342

Significant components of the Company's net deferred tax assets and liabilities as of June 30, 2014 and 2013 are as follows:

in thousands
June 30,	2014	2013
Accrued compensation	$236	$588
Unrealized loss on open purchase and sale commitments	—	11,538
Unrealized loss on futures and forward contracts	3,170	—
Stock-based compensation	133	56
State tax accrual	349	291
Net operating loss carry forwards	775	129
Other	34	56
Deferred tax assets	4,697	12,658
Less: valuation allowances	(329)	—
Net deferred tax assets after valuation allowances	4,368	12,658

Intangible assets	(913)	(709)
Unrealized gain on open paperwork	(2,533)	—
Unrealized gain on futures and forward contracts	—	(5,856)
Fixed assets	(224)	—
Inventories	(2,164)	(368)
Other	(23)	(284)
Total deferred tax liabilities	(5,857)	(7,217)

Net deferred tax asset (liability)	$(1,489)	$5,441

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the years ended June 30, 2014 and 2013, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. Management has established a valuation allowance against the deferred taxes related to certain state net operating loss carryovers. Management believes the utilization of these losses may be limited.
The Company will continue to assess the need for a valuation allowance in the future by evaluating both positive and negative evidence that may exist.
The Company's consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer during the period prior to the Distribution rather than a member of the Former Parent company's consolidated income tax return group. Current tax receivable reflects balances due from the Former Parent company to A-Mark for its share of the income tax assets of the group. Income taxes payable represents amounts due to federal and state jurisdictions due to taxable income generated following the close of the transaction.

As of June 30, 2014 the Company has state and city net operating loss carry-forwards of approximately $14.8 million, which expire beginning with the year ending June 30, 2029. The tax effect of the state and city net operating loss carryforwards included in the Company’s deferred tax assets is $0.8 million.  Due to limitations on the ability to use certain state and city net operating loss carryforwards, the Company has recorded a valuation allowance of $0.3 million against these assets as the Company believes that it is not more likely than not that they will realize the benefit of these carryforwards.
A reconciliation of the net unrecognized tax benefits for the years ended June 30, 2014 and 2013 is as follows:

in thousands
June 30,	2014	2013

Beginning balance	$733	$828
Reductions due to lapse of statute of limitations	(3)	(95)
Ending balance	$730	$733

The balance of unrecognized tax benefits at June 30, 2014 and 2013, if recognized, would affect the effective tax rate.
In accordance with the Company's accounting policy, interest expense and penalties related to income taxes are included in provision for income taxes in the consolidated statements of income. For the years ended June 30, 2014, 2013 and 2012, the Company recognized approximately $0.04 million, $0.08 million and $0.01 million for interest expense related to uncertain tax positions, respectively. As of June 30, 2014 and 2013, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amounts of $0.18 million and $0.15 million, respectively. As of June 30, 2014 and 2013, the Company accrued $0.20 million and $0.20 million for penalties related to income tax positions, respectively.
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
The Company files income tax returns in the US and various states. Prior to the Distribution, the Company was included in the consolidated federal and state tax filing of the Former Parent. The Former Parent is currently under examination by the IRS for the years ended June 30, 2004 through 2013 and other taxing jurisdictions on certain tax matters, including challenges to certain positions the Former Parent has taken. The Former Parent is unable to determine the outcome of these audits at this time. With few exceptions, either examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Former Parent for the years through 2003. Pursuant to the Tax Separation Agreement, A-Mark may be responsible for any tax amount related to A-Mark that is incurred as the result of adjustments made during the Internal Revenue Service examination or other tax jurisdictions' examinations of the Former Parent.
In connection with the spinoff, the Company entered into a Tax Separation Agreement with SGI.  The Tax Separation Agreement governs the respective rights, responsibilities and obligations of SGI and us with respect to, among other things, liabilities for U.S. federal, state, local and other taxes. In addition to the allocation of tax liabilities, the Tax Separation Agreement addresses the preparation and filing of tax returns for such taxes and disputes with taxing authorities regarding such taxes. Under the terms of the Tax Separation Agreement, SGI will have the responsibility to prepare and file tax returns for tax periods ending prior to the Distribution date and for tax periods which include the Distribution date but end after the Distribution date, which will include A-Mark and its subsidiaries. These tax returns will be prepared on a basis consistent with past practices. The Company will cooperate in the preparation of these tax returns and a have an opportunity to review and comment on these returns prior to filing. A-Mark will pay all taxes attributable to A-Mark and its subsidiaries, and be entitled to any refund with respect to taxes it has paid.
The amounts receivable under the Company's income tax sharing obligation due from SGI, totaled $3.1 million, and $0.0 million as of June 30, 2014 and June 30, 2013, respectively, and is shown on the face of the consolidated balance sheets as income taxes receivable from Former Parent. Based on the terms to the Tax Separation Agreement, payment is due to the Company upon SGI's after it files its tax return and is in receipt of its tax refund from the IRS. The amounts payable under the Company's income tax sharing obligation payable to SGI, totaled $0.0 million, and $8.5 million as of June 30, 2014 and June 30, 2013, respectively, and is shown on the face of the consolidated balance sheets as income taxes payable to Former Parent. Furthermore, pursuant to the terms of the Tax Separation Agreement, the Company has been allocated approximately $6.3 million of state net operating losses. These net operating losses resulted in a deferred tax asset of $0.4 million.
SGI received a written opinion from Kramer Levin Naftalis & Frankel LLP that the spinoff qualifies as a tax-free transaction under Section 355 of the Internal Revenue Code and that for U.S. federal income tax purposes, (i) no gain or loss shall be recognized by SGI upon the distribution of our common stock in the spinoff, and (ii) no gain or loss shall be recognized by, and no amount will be included in the income of, holders of SGI common stock upon the receipt of shares of our common stock in the spinoff. If, notwithstanding the conclusions included in the opinion, it is ultimately determined that the distribution does not qualify as tax-free for U.S. federal income tax purposes, each SGI shareholder that is subject to U.S. federal income tax and that received shares of our common stock in the distribution could be treated as receiving a taxable distribution in an amount equal to the fair market value of such shares. In addition, if the distribution were not to qualify as tax-free for U.S. federal income tax purposes, then SGI would recognize gain in an amount equal to the excess of the fair market value of our common stock distributed to SGI shareholders on the date of the distribution over SGI’s tax basis in such shares. Also, we could have an indemnification obligation to SGI related to its tax liability. The Company considers this possible outcome as remote, and as a result, no liability has been recorded.
9. RELATED PARTY TRANSACTIONS
During the years ended June 30, 2014, 2013 and 2012, the Company made sales and purchases to the following companies in amounts set forth below. These companies and A-Mark were under common control (common ownership and management) through the date of Distribution and therefore the transactions constitute related party transactions. The companies: Calzona Ventures, LLC ("Calzona"), Spectrum Numismatics International, Inc. ("SNI"), Stack's-Bowers Numismatics, LLC ("Stack's Bower") and Teletrade Inc. ("Teletrade") are entities consolidated by our Former Parent, SGI. All except Calzona, which is considered a variable interest entity, are wholly-owned subsidiaries of SGI.

in thousands
Years Ended June 30,	2014		2013		2012
	Sales	Purchases	Sales	Purchases	Sales	Purchases
Related Party Company
Calzona	$5,018	$464	$1,362	$—	$—	$—
SNI	7,179	5,977	7,527	2,211	7,970	10,426
Stack's Bower	2,241	3,356	3,363	4,270	3,680	4,231
Teletrade	2,505	1,854	11,486	1,652	899	176
Related party, total	$16,943	$11,651	$23,738	$8,133	$12,549	$14,833
As of June 30, 2014 and June 30, 2013, the Company's had related party receivables and payables balance as set forth below:

in thousands
June 30,	2014			2013
	Receivable		Payable	Receivable	Payable
Related Party Company
Calzona	$—		$67	$—	$171
SNI	—		72	104	—
Stack's Bower	2,563	(1)	—	126	—
Teletrade	—		133	—	73
SGI (Former Parent)	3,289		—	—	9,520
Related party, total	$5,852		$272	$230	$9,764
____________________
(1) Includes a secured short-term loan receivable totaling $2.562 million bearing interest of 5.5% per annum, which was paid off in full, plus accrued interest, on August 19, 2014 (see Note 3).

Corporate Overhead Charges
During the years ended June 30, 2014, 2013 and 2012, the Company incurred $0.5 million, $0.8 million and $0.7 million, respectively, of corporate overhead charges, which were payable monthly to SNI based on the Former Parent's annual budget, and were included in selling, general and administrative expenses in the consolidated statements of income. As a result of the Distribution, this monthly obligation to SNI concluded.
Secondment Agreement Fees and Reimbursements
Under the terms of the Secondment Agreement, A-Mark has agreed to make Gregory N. Roberts, our Chief Executive Officer, and Carol Meltzer, our Executive Vice President, General Counsel and Secretary, available to SGI for the performance of specified management and professional services following the spinoff in exchange for an annual secondment fee and reimbursement of certain bonus payments. The Secondment Agreement will terminate on June 30, 2016 and is subject to earlier termination under certain circumstances (see Note 1). During the year ended June 30, 2014 the Company received $0.2 million from SGI related to secondment fees due by fiscal year end, which the Company recorded as a reduction to selling, general and administration expense.

Income Tax Sharing Obligations
The amounts payable under the Company's income tax sharing obligation payable to SGI, totaled $0.0 million, and $8.5 million as of June 30, 2014 and June 30, 2013, respectively, and is shown on the face of the consolidated balance sheets as income taxes payable to Former Parent. The amounts receivable under the Company's income tax sharing obligation due from SGI, totaled $3.1 million, and $0.0 million as of June 30, 2014 and June 30, 2013, respectively, and is shown on the face of the consolidated balance sheets as income taxes receivable from Former Parent (see Note 8).
Transactions with Directors and Officers
Executive compensation payable to SGI totaled $0.0 million and $1.0 million, respectively, as of June 30, 2014 and June 30, 2013, respectively, and is shown on the face of the consolidated balance sheets as payable to Former Parent.
Dividends Paid to Former Parent
During the years ended June 30, 2014 and 2013, the Company paid to SGI dividends totaling $10.0 million and $15.0 million, respectively, in regards to dividends declared prior to the spinoff. The Company has not made a determination regarding our policy on the payment of dividends following the spinoff.
Royalties to Former Owner
As part of the sales agreement dated July 1, 2005, a former owner of the Company receives a portion of the finance income earned with a specific customer through June 2015. The Company incurred $0.20 million, $0.30 million and $0.50 million in selling, general and administrative expenses (royalty expense) during the years ended June 30, 2014, 2013 and 2012, respectively. The total amount due to the former owner of $0.20 million and $0.31 million are included in accrued liabilities as of June 30, 2014 and June 30, 2013, respectively.

10.	FINANCING AGREEMENTS

Lines of Credit
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. All lenders have a perfected, first security interest in all assets of the Company presented as collateral. Loan advances will be available against a borrowing base report of eligible assets in accordance with the inter-creditor agreement currently in place. Pledged collateral comprises assigned and confirmed inventory, trade receivable, trade advances, derivatives equity and pledged non bullion and bullion loans.
As of June 30, 2014, the maximum of the Trading Credit Facility was $170.0 million. The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.15% and 0.19% as of June 30, 2014 and June 30, 2013, respectively. Borrowings are due on demand and totaled $135.2 million and $95.0 million for lines of credit and $0.0 million and $9.0 million for letters of credit at June 30, 2014 and at June 30, 2013, respectively. The amounts available under the Trading Credit Facility are formula based and totaled $34.8 million and $66.0 million at June 30, 2014 and June 30, 2013, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends. The Trading Credit Facility is cancelable by written notice from the financial institutions.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company to maintain a minimum tangible net worth, as defined, of $25.0 million. The Company’s tangible net worth as of June 30, 2014 was $41.6 million. Accordingly, the Company is in compliance with all restrictive financial covenants. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

Included in the $170.0 million Trading Credit Facility is a sub-facility that can be drawn on by both the Company and SNI (a related party). A-Mark and SNI can draw up to$20.0 million and $5.0 million, respectively, under the sub-facility; provided that the maximum amount that is permitted to be outstanding at any given time cannot exceed $23.0 million. SNI received a temporary increase in its borrowing facility to $7.5 million, resulting in a total maximum combined sub-facility of $25.5 million at June 30, 2014. As of June 30, 2014, the total amount borrowed under the sub-facility was $22.2 million, which consisted of $16.1 million by A-Mark and $6.1 million by SNI. The Company's and SNI's sub-facility lines represent two entirely separate lines of credit and neither party has a performance obligation for the other should an event of default occur. Amounts available for borrowing under this sub-facility as of June 30, 2014 and June 30, 2013 was $3.3 million and $0.0 million, respectively.

Interest expense related to the Company’s borrowing arrangements totaled $3.3 million, $3.3 million and $4.0 million, which represents 84.4%, 94.9% and 94.1% of the total interest expense recognized, for the years ended June 30, 2014, 2013 and 2012, respectively. Our borrowing arrangements carried a daily weighted average effective interest rate of 3.12%, 3.28% and 3.32%, respectively, for the years ended June 30, 2014, 2013 and 2012.

Effective September 12, 2014, the Company modified its Trading Credit Facility by obtaining an increase in the total line of credit, and modifying its minimum tangible net worth financial covenant (see Note 16).

Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements, which bear interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $8.7 million and $20.1 million as of June 30, 2014 and June 30, 2013, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $0.0 million and $9.0 million as of June 30, 2014 and June 30, 2013, respectively.
Product Financing Arrangement
The Company has entered into an agreement with a third party for the sale of gold and silver, at the option of the third party, at a fixed price. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the consolidated statements of income. Such obligation totaled $24.6 million and $38.6 million as of June 30, 2014 and June 30, 2013, respectively.

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
Open sale and purchase commitments are subject to changes in value between the date the purchase or sale price is fixed (the trade date) and the date the metal is received or delivered (the settlement date). The Company seeks to minimize the effect of price changes of the underlying commodity through the use of forward and futures contracts.
The Company's policy is to substantially hedge its inventory position, net of open sale and purchase commitments that is subject to price risk. The Company regularly enters into precious metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. However, the Company also maintains relationships with major market makers in every major precious metals dealing center.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC, whereby the gains or losses would be deferred and included as a component of other comprehensive income until the contract is executed. Instead, gains or losses resulting from the Company's futures and forward contracts and open sale and purchase commitments are reported as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (a component of receivables or payables). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Net gains (losses) on derivative instruments in the consolidated statements of income totaled $(23.1) million, $(66.6) million and $(39.7) million for the years ended June 30, 2014, 2013 and 2012, respectively.

The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in sales and purchase transactions with the Company. They also include collateral limits for different types of sale and purchase transactions that counterparties may engage in from time to time.
The following table summarizes the results of our hedging activities as follows at June 30, 2014 and at June 30, 2013, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk:

in thousands
June 30,	2014	2013
Inventory	$175,554	$162,378
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(2,564)	—
Premium on metals position	(3,285)	(1,787)
Premium on inventory	(5,849)	(1,787)

Subtotal	169,705	160,591
Commitments at market:
Open inventory purchase commitments	489,944	461,883
Open inventory sales commitments	(190,108)	(272,044)
Margin sale commitments	(15,751)	(13,651)
In-transit inventory no longer subject to market risk	(4,522)	(24,221)
Unhedgable premiums on open commitment positions	1,694	2,107
Inventory borrowed from suppliers	(8,709)	(20,117)
Product financing obligation	(24,610)	(38,554)
Advances on industrial metals	8,813	33
Inventory subject to price risk	426,456	256,027
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	206,055	84,999
Precious metals futures contracts at market values	220,984	171,272
Total market value of derivative financial instruments	427,039	256,271
Net inventory subject to commodity price risk	$(583)	$(244)
As of June 30, 2014 and June 30, 2013, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
June 30,	2014	2013
Purchase commitments	$489,944	$461,883
Sales commitments	(190,108)	(272,044)
Margin sales commitments	(15,751)	(13,651)
Open forward contracts	206,055	84,999
Open futures contracts	220,984	171,272
The contract amounts of these forward and futures contracts and the open sales and purchase orders are not reflected in the accompanying consolidated balance sheet. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value.
The Company’s open sale and purchase commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at June 30, 2014 are scheduled to settle within 30 days.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2014, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations of its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized net gains (losses) on foreign exchange derivative instruments shown on the face of the consolidated statements of income totaled $(6,000), $30,000 and $62,000 for the years ended June 30, 2014, 2013 and 2012, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2014 was $2.7 million and $3.8 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2013 was $(0.3) million and $0.1 million, respectively.
Offsetting Derivative Instruments
In respect to the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of June 30, 2014 and June 30, 2013.

June 30,	2014				2013

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative receivables:
Open sale and purchase commitments	$26,282	$(4,112)	$—	$22,170	$—	$—	$—	$—
Future contracts	—	—	—	—	14,967	—	—	14,967
Forward contracts	14	—	—	14	471	—	—	471
	$26,296	$(4,112)	$—	$22,184	$15,438	$—	$—	$15,438
Nettable derivative payables:
Open sale and purchase commitments	$1,022	$(174)	$—	$848	$48,015	$(17,823)	$—	$30,192
Margin accounts	15,751	—	(6,768)	8,983	13,651	—	(7,015)	6,636
Future contracts	(15,121)	—	23,199	8,078	—	—	—	—
Forward contracts	14,873	—	—	14,873	—	—	—	—
	$16,525	$(174)	$16,431	$32,782	$61,666	$(17,823)	$(7,015)	$36,828
12. COMMITMENTS AND CONTINGENCIES
Operating Leases
On November 29, 2010, the Company renewed its agreement to lease 4,446 square feet of office space, located in Santa Monica, California, at a cost of $2.75 per foot per month starting May 1, 2011. The term of the lease is three years with annual increases in cost of 3%. On January 8, 2013, the Company renewed its agreement at a cost of $3.80 per square foot for the month starting May 1, 2014. The term of the lease is three years with annual increases in cost of 3%. On July 24, 2013, the Company amended its agreement to expand the leased office space to 7,100 square feet. The square foot rental cost remained at $3.80 per square foot as did the annual increases in cost of 3%. This lease will expire on April 30, 2017.
The Company leases 2,142 square feet of office space, located in office in Vienna, Austria, at cost of $2.20 per square foot. The lease will expire on September 30, 2017, and there are no annual increases in the cost.
Expenses related to leases were $0.4 million, $0.2 million and $0.2 million, respectively, for the years ended June 30, 2014, 2013 and 2012.

Future minimum lease payments under the Company's lease arrangements with noncancelable lease terms in excess of one year as of June 30, 2014 are as follows:

(in thousands)

Years ending June 30,	Amount
2015	$392
2016	403
2017	310
2018	—
2019	—
Thereafter	—
Total	$1,105

Employment and Non-Compete Agreements
The Company has entered into various employment agreements and non compete and/or non solicitation agreements with certain key executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.
Employee Benefit Plans
The Company maintains an employee savings plan for United States employees under the Internal Revenue Code section 401(k). Employees are eligible to participate in the plan after three complete calendar months of service and all contributions are immediately vested. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributed 30% of the eligible employees' contributions on the first 60% of the participants' compensation to the IRS maximum annual contribution. The Company's total contribution was approximately $3.0 million for the year ended June 30, 2014.

Litigation, Claims and Contingencies
In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business.  The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, would not have a material adverse effect on the Company's financial statements, cash flows, or operations.

SGI/IRS State and Tax Audit
SGI is currently under examination by the Internal Revenue Service (IRS) for the years ended June 30, 2004 through 2013. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by SGI for the years through 2003.

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
Subsequent to the Distribution, SGI informed the Company that an aggregate of 71,922 shares of A-Mark's common stock should not have been distributed because the SGI shares with respect to which those shares were distributed had been incorrectly classified as outstanding. Accordingly, effective as of March 14, 2014, those 71,922 shares were canceled and returned to the status of authorized but unissued stock.
Repurchase of Common Shares
On June 4, 2014, A-Mark entered into an amendment (“Amendment No. 1”) to the Purchase Agreement (as amended, the “Purchase Agreement”) dated February 26, 2014 with Afinsa, Auctenia and SGI pursuant to which, among other things, SGI agreed to purchase all shares of SGI’s common stock held by Afinsa and Auctentia and Afinsa and Auctentia agreed to sell to A-Mark any shares of common stock of A-Mark received by Afinsa and Auctentia in SGI’s spinoff of A-Mark, which was effected on March 14, 2014. As previously disclosed, the first closing under the Purchase Agreement occurred on February 26, 2014.

Pursuant to Amendment No. 1, also on June 4, 2014, A-Mark purchased 5,520 shares of A-Mark common stock from Afinsa and 373,513 shares of A-Mark common stock from Auctentia for an aggregate purchase price of $2.2 million plus interest in the amount of $0.02 million calculated from February 26, 2014 at the rate of 4% per annum. Afinsa and Auctentia no longer hold any shares of A-Mark common stock.
Shares of A-Mark common stock purchased under the Purchase Agreement have been returned to the status of authorized but unissued shares.
Payment of Dividends to Former Parent
On September 28, 2012, the Board of Directors declared a $15.0 million dividend to SGI, which was paid during the year ended June 30, 2013. On July 1, 2013, the Board of Directors of the Company declared a $5.0 million dividend to SGI, which was paid on July 5, 2013. On February 12, 2014, the Board of Directors of the Company declared $5.0 million dividend to SGI, which was was paid on February 26, 2014.
The Company has not made a determination regarding our policy on the payment of dividends following the spinoff.
2014 Stock Award and Incentive Plan
Prior to the Distribution, the Company’s Board of Directors ("Board") adopted and the Company's then sole stockholders approved the 2014 Stock Award and Incentive Plan ("2014 Plan"). Under the 2014 Plan, the Company may grant options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of the Company's stock. Awards under the 2014 Plan may be granted in the form of incentive or non-qualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 2014 Plan also authorizes grants of performance-based cash incentive awards. The 2014 Plan is administered by the Compensation Committee of the Board of Directors, which, in its discretion, may select officers and other employees, directors (including non-employee directors) and consultants to the Company and its subsidiaries to receive grants of awards. The Board of Directors itself may perform any of the functions of the Compensation Committee under the 2014 Plan.
Under the 2014 Plan, the exercise price of options and base price of SARs may be set at the discretion of the Committee, but generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is 10 years. The 2014 Plan limits the number of share-denominated awards that may be granted to any one eligible person to 250,000 shares in any fiscal year. Also, in the case of non-employee directors, the 2014 Plan limits the maximum grant-date fair value at $300 thousand of stock-denominated awards granted to a director in a given fiscal year, except for a non-employee Chairman of the Board whose grant-date fair value maximum is $600 thousand per fiscal year. The 2014 Plan will terminate when no shares remain available for issuance and no awards remain outstanding; however, the authority to grant new awards will terminate on December 13, 2022.
As of June 30, 2014, 625,000 shares were available for grants under the 2014 Plan. At that date no awards had yet been granted under the 2014 Plan.
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
Accordingly, to provide for the equitable treatment of holders of then outstanding SGI equity awards in connection with the spinoff, the Company modified (reduced) the number of shares underlying each affected SGI award in the form of stock options, stock appreciation rights (“SARs”) or restricted stock units (“RSUs”) by a factor of 0.2397 to one (with the number of shares rounded up to the next whole share for the entire award, with rounding up of previously vested tranches first and rounding down (where necessary) of later vested tranches). For stock options and SARs, the Company modified (increased) the holders’ award exercise price or base price by a factor 4.1717 to one (the inverse of the Exchange Ratio), with per share exercise prices or base prices then rounded up to the next whole cent. These actions were taken pursuant to the anti-dilution assumption and adjustments approved by SGI and A-Mark. As a result, the Company granted, on March 19, 2014 (the date as of which the exchange ratio became determinable based on the average closing market price of A-Mark common stock), 130,646 RSUs, 8,990 SARs and options to purchase 249,846 shares of common stock. These awards are deemed to be granted under the original plans and arrangements of SGI that have been assumed by the Company, not under the 2014 Plan. However, the Company has not assumed those SGI plans and arrangements insofar as they authorize future grants of share-based compensation (as distinguished from the grants of replacement awards described above).
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
Of the 249,846 stock options, 130,646 RSUs and 8,990 SARs issued in connection with the spinoff, 216,943 stock options, 50,340 RSUs and 8,990 SARs were issued to employees of the Company and the remainder were issued to employees of SGI. After the spinoff, the Company will recognize remaining compensation costs related to awards held by employees of the Company, including SGI employees who transferred to the Company in conjunction with the spinoff, over the remaining service period for each award. The Company does not recognize compensation cost for financial reporting purposes relating to the awards replaced by A-Mark following the Distribution which were held by persons who remained employees of SGI.
From June 30, 2014, the Company will recognize compensation expense of $0.5 million, $0.1 million and $0.0 million, related to stock-options, RSUs and SARs, respectively, over weighted average periods 3.3 years, 1.6 years and 0.0 years, respectively. The Company will not recognize compensation costs for awards held by employees of SGI, as they are not providing any services to the Company.
Employee Stock Options
Our Former Parent had granted employee stock options to certain members of management, key employees, and directors, including to A-Mark personnel, that were denominated in and settleable by delivery of shares of SGI common stock. Effective with the Distribution, the SGI share-based awards were canceled and in place of the canceled awards the holders of the awards were entitled to receive share-based awards denominated in and settable by delivery of shares of the Company's stock. During the year ended June 30, 2014 the Company issued 249,846 employee stock options in connection with the spinoff at a weighted average exercise price of $13.75.
Aside from the stock options issued in connection with the spinoff, no additional stock options were granted during the year ended June 30, 2014.
During the years ended June 30, 2014, 2013 and 2012, the Company incurred compensation expense related to stock options granted to the Company's employees (including SGI employees who transferred to the Company in conjunction with the spinoff) that were settleable in shares of SGI common stock (prior to the date of Distribution) and settleable in shares of Company's common stock (subsequent to the date of Distribution and award modification) as set forth below.

in thousands
Years Ended June 30,	2014	2013	2012
Stock option based Compensation Cost related to Shares Settleable in:
SGI common stock	$—	$—	$—
A-Mark common stock	60.7	—	—
Total stock option based compensation costs	$60.7	$—	$—
As of June 30, 2014, there was total remaining compensation expense of $0.5 million related to employee stock options, which will be recorded over a weighted average period of approximately 3.3 years.

The following table summarizes the stock option activity for the year ended June 30, 2014:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award (1)
Outstanding at June 30, 2013	—	$—
Granted through stock option plan	—	—
Stock options issued in spinoff	249,846	13.75
Exercised	—	—
Cancellations, expirations and forfeitures	(19,059)	59.10
Outstanding at June 30, 2014	230,787	10.00	$407	$5.98
Shares exercisable at June 30, 2014	134,902	11.18	$137	$5.77

_________________________________
(1)
For awards held by A-Mark employees, the fair value of the awards assumed in Distribution was based awards' fair value at grant date, which were determined by SGI prior to the Distribution. Since, the Company does not recognize compensation costs for the awards assumed in the Distribution held by employees of SGI, the calculation of the weighted average fair value per share price at grant date was solely based on the awards' fair value at grant date that were awarded to employees of A-Mark.

Following is a summary of the status of stock options outstanding at June 30, 2014:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	8.36	$8.39	38,354	8.43	$8.50
10.01	15.00	95,888	8.21	12.00	95,888	8.21	12.00
15.01	50.00	660	0.10	48.02	660	0.10	48.02
		230,787	8.27	10.00	134,902	8.23	11.18
Restricted Stock Units
The Former Parent had issued RSUs to certain members of management, key employees, and directors, including to A-Mark personnel. During the year ended June 30, 2014 the Company issued 130,646 of RSUs in connection with the spinoff. The RSUs had a weighted average issuance price of $2.22, determined based upon the fair value of SGI’s common stock on the original date of grant of the RSUs issued to employees of the Company and the total number of RSUs issued in connection with the spinoff. Such shares generally vest after 2.0 years from the date of grant. Aside from the RSUs issued in connection with the spinoff, no additional RSUs were granted during the year ended June 30, 2014.
During the years ended June 30, 2014, 2013 and 2012, the Company incurred compensation expense related to RSUs granted to the Company's employees (including SGI employees who transferred to the Company in conjunction with the spinoff) that were settleable in shares of SGI common stock (prior to the date of Distribution) and settleable in shares of Company's common stock (subsequent to the date of Distribution and award modification) as set forth below.

in thousands
Years Ended June 30,	2014	2013	2012
RSUs-based Compensation Cost related to Share Settleable in:
SGI common stock	$98.2	$169.4	$137.1
A-Mark common stock	34.9	—	—
Total RSUs based compensation costs	$133.1	$169.4	$137.1

The remaining compensation expense that will be recorded under restricted stock grants totals $0.1 million, which will be recorded over a weighted average period of approximately 1.6 years.
The following table summarizes the RSU activity for the year ended June 30, 2014:

	Shares	Weighted Average Share Price at Grant Date (1)
Outstanding at June 30, 2013	—	$—
Shares granted	—	—
Shares issued in spinoff	130,646	2.22
Shares released	(11,033)	—
Shares surrendered to cover employee minimum withholding taxes	(4,549)	—
Shares forfeited	(8,390)	—
Outstanding at June 30, 2014	106,674	$2.72
Vested but unissued at June 30, 2014	—	$—

_________________________________
(1)
For awards held by A-Mark employees, the fair value of the awards assumed in Distribution was based awards' fair value at grant date, which were determined by SGI prior to the Distribution. Since, the Company does not recognize compensation costs for the awards assumed in the Distribution held by employees of SGI, the calculation of the weighted average share price at grant date was solely based on the awards' fair value at grant date that were awarded to employees of A-Mark.

During fiscal years 2014, certain RSUs of SGI employees that vested were net share-settled to cover the Company's minimum withholding tax obligation and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld shares with value equivalent to the employer's minimum statutory obligation for the applicable income and other employment taxes, and remitted payment to SGI, the related-party entity obligated remit the withholding taxes to the appropriate taxing authorities. The total shares withheld for fiscal years 2014, was 4,549, RSUs, which was based on the value of the RSUs on their vesting date as determined by the Company's closing stock price. Total payments for the employees' tax obligations to the taxing authorities during fiscal years 2014 were approximately $0.1 million. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to the Company.
     No tax benefit was recognized in the consolidated statements of income related to share-based compensation for the years ended June 30, 2014, 2013 and 2012. No share-based compensation was capitalized for the years ended June 30, 2014, 2013 and 2012.
Stock Appreciation Rights
The Company, from time to time, may grant SARs to certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally 3.0 years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stock's closing price on the date of grant to the average price in the last month of the third year of vesting. As of June 30, 2014, the Company had issued 8,990 SARs with an average base price of $50.31, in connection with the spinoff. At June 30, 2014, there was no intrinsic value associated with these arrangements. The Company did not recognize any compensation expense related to these awards during the years ended June 30, 2014, 2013 and 2012. There is no remaining compensation expense that will be recorded for these awards.
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
Revenue are attributed to geographic location based on customer location. The Company's geographic operations are as follows:

in thousands
Years Ended June 30,	2014	2013	2012
Revenue by geographic region:
United States	$5,170,788	$6,176,898	$6,356,251
Europe	385,221	241,256	875,754
North America, excluding United States	353,670	638,577	485,062
Asia Pacific	59,264	186,633	64,430
Africa	57	51	—
Australia	9,598	4,084	779
South America	756	218	64
Total revenue	$5,979,354	$7,247,717	$7,782,340

in thousands
June 30,	2014	2013
Inventories by geographic region:
United States	$159,145	$148,336
Europe	10,500	9,504
North America, excluding United States	4,091	4,423
Asia	1,818	115
Total inventories	$175,554	$162,378

in thousands
June 30,	2014	2013
Total assets by geographic region:
United States	$285,092	$293,093
Europe	14,137	11,977
North America, excluding United States	4,091	4,423
Asia	1,818	115
Total assets	$305,138	$309,608

in thousands
June 30,	2014	2013
Total long term assets by segment/geographic region:
United States	$9,726	$9,148
Europe	89	90
Total long-term assets	$9,815	$9,238

15.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of the quarterly results of operations for years ended June 30, 2014 and 2013:

in thousands, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2014
Net revenues	$1,496,025	$1,488,691	$1,581,590	$1,413,048	$5,979,354
Gross profit	7,029	7,872	7,580	4,960	27,441
Net income	2,366	2,248	2,096	1,549	8,259

Earnings per common share:
Basic income per share (1)	0.31	0.29	0.28	0.21	1.10
Diluted net income per share (1)	0.30	0.29	0.28	0.21	1.09

Fiscal 2013
Net revenues	$1,619,815	$1,696,783	$1,833,480	$2,097,639	$7,247,717
Gross profit	5,034	6,256	7,582	11,475	30,347
Net income	1,685	2,486	2,610	5,733	12,514

Earnings per common share:
Basic income per share (1)	0.21	0.32	0.34	0.75	1.61
Diluted net income per share (1)	0.21	0.32	0.34	0.74	1.59

_________________________________
(1)
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

16.	SUBSEQUENT EVENT
Investment in a Noncontrolled Entity
On September 19, 2014, the Company entered into an agreement with one of its customers, an online retailer of generic gold and silver coins and bullion, to purchase up to 9% of its issued and outstanding common stock, on a fully diluted basis, in two tranches, for an aggregate purchase price of $2.0 million. The closing of the first tranche, for 5% of the retailer's issued and outstanding common stock at a purchase price equal to $1.1 million, took place on September 19, 2014. The closing of the second tranche, for 4% of the retailer's issued and outstanding common stock at a purchase price equal to $0.9 million, will take place on prior to December 31, 2014; provided that A-Mark’s obligation to close the second tranche will be subject to the condition, among others, that the retailer's sales of precious metals shall have exceeded $100.0 million and at a gross profit (as defined) of 2% or more for the preceding six months. The parties also entered into an exclusive supplier agreement, pursuant to which the retailer will purchase all bullion products required for its business exclusively from A-Mark for a period of 3.0 years (subject to renewal and earlier termination under certain circumstances). A-Mark will continue to provide fulfillment services to the retailer under the terms of a previously existing fulfillment agreement. A-Mark will have the right to appoint a board member to the board of directors of the retailer.
The Company intends to record this investments of its ownership interest in a noncontrolled entity that does not have readily determinable fair values (i.e., non-marketable equity securities) under Cost Method Investments of ASC 325-20. For the year ended June 30, 2014 the Company had $152.3 million and $114.2 million of sales and purchases, respectively, with this entity. As of June 30, 2014, the receivable balance due from this entity totaled $2,100.
Increase in the Lines of Credit
Effective September 12, 2014, the Company obtained a permanent increase in its demand Trading Credit Facility through the addition of a sixth institutional participant, which is providing $50.0 million in demand lines. As a result, the aggregate lines available to the Company under the facility has increased from $170.0 million to $220.0 million. In connection with the new line, the minimum tangible net worth financial covenant under the Trading Credit Facility has increased from $25.0 million to $35.0 million.
Financing Arrangement with Customer
On July 1, 2014, CFC assumed the rights to a portfolio of short-term loan receivables totaling $3.7 million for the aggregate principal amount of the loan portfolio from the same customer from whom it had entered into similar arrangements on June 5, 2014 (see Note 3). This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. The customer has retained certain rights to repurchase these loans at a price equal to the then-outstanding principal balance, plus accrued and unpaid interest. Additionally, the customer retains the responsibility for the servicing and administration of the loans. As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this customer, secured by the transfer of the portfolio of short-term loan receivables, which is collateralized by precious metal products.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

KPMG LLP was previously the principal accountants for A-Mark. On February 20, 2014, KPMG LLP was dismissed and BDO USA, LLP was engaged as principal accountants for A-Mark. The audit report of KPMG LLP on the consolidated financial statements of A-Mark Precious Metals, International, Inc. and subsidiaries as of and for the year ended June 30, 2013 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.
The decision to change accountants was approved by the board of directors of A-Mark.
During the fiscal year ended June 30, 2013, and the subsequent interim period through February 20, 2014, there were no: (1) disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events, except that KPMG LLP advised A-Mark that it had identified a material weakness involving inadequate and insufficient accounting and financial resources to enable timely and reliable financial reporting. The board of directors of A-Mark discussed the material weakness with KPMG LLP. A-Mark authorized KPMG LLP to respond fully to the inquiries of BDO USA, LLP concerning the material weakness.
BDO USA, LLP served as the principal accountants for A-Mark for the fiscal years ended June 30, 2007, June 30, 2008, June 30, 2009, June 30, 2010, June 30, 2011 and June 30, 2012. During the fiscal year ended June 30, 2013 and the subsequent interim period through February 20, 2014, BDO USA, LLP was not consulted as to the application of accounting principles, the type of audit opinion that might be rendered, or any matter that was the subject of a disagreement or a reportable event.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
This annual report does not include a report of management’s assessment regarding internal control over financial reporting as of June 30, 2014 or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
However, we have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Our Chief Executive Officer and Chief Accounting Officer, which position constitutes our principal financial officer within the meaning of SEC regulations, have concluded that, as of June 30, 2013 and March 31, 2014, our disclosure controls and procedures were not effective.
In addition, the Company has in the past operated with inadequate and insufficient accounting and finance resources to ensure timely and reliable financial reporting. As a result of this material weakness, the Company's management has concluded that, as of June 30, 2013 and March 31, 2014, its internal control over financial reporting was not effective. To remediate this material weakness, during the quarter ended June 30, 2014, the Company:

•	Determined the appropriate complement of corporate accounting and finance personnel required to ensure timely and reliable financial reporting;

•	Hired the requisite additional personnel and with public company accounting and reporting experience; and

•
Organized and designed our internal review and evaluation process to include more formal management oversight of the methods and review procedures utilized and the conclusions reached, including for purposes of evaluating and ensuring the sufficiency of accounting resources.

Management believes that these steps have remediated the material weakness we identified. However, our first assessment of the effectiveness of our internal control over financial reporting will not take place until as of the year ending June 30, 2015, and we can give no assurance that the measures we have taken have remediated the material weakness that we identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate.
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
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the directors and executive officers of the Company as of September 15, 2014.

Name	Age	Position(s)
Gregory N. Roberts	52	Chief Executive Officer and Director
David W. G. Madge	54	President
Thor G. Gjerdrum	47	Executive Vice President and Chief Operating Officer
Gianluca Marzola	47	Chief Accounting Officer
Carol Meltzer	56	Executive Vice President, General Counsel and Secretary
Jeffrey D. Benjamin	53	Chairman of the Board
Joel R. Anderson	71	Director
Ellis Landau	70	Director
William Montgomery	54	Director
John U. Moorhead	62	Director
Jess M. Ravich	57	Director
GREGORY N. ROBERTS: Chief Executive Officer and Director
Mr. Roberts has been Chief Executive Officer and a Director of A-Mark since July 2005. Mr. Roberts has served as President and Chief Executive Officer of SGI since March 2008. Mr. Roberts previously served as the President of SGI’s North American coin division, which included A-Mark. He is also a lifetime member of the American Numismatic Association. Through his day-to-day involvement in all aspects of the Company’s operations, Mr. Roberts provides a vital link between junior and senior management personnel and the general oversight and policy-setting responsibilities of the Board. Mr. Roberts is a director of SGI (serving as such since 2000).
Mr. Roberts brings to the Board expertise in numismatics and trading, extensive knowledge of the precious metals industry and, in his role as Chief Executive Officer, in-depth knowledge of the Company and its business.
DAVID W. G. MADGE: President
Mr. Madge has been President of A-Mark since September 2011. Prior to that, Mr. Madge held various positions with the Royal Canadian Mint (RCM), a Commercial Crown Corporation of the Government of Canada, since 1995, most recently serving as Executive Director of the Bullion and Refinery Business Services, which included the refinery plant operations. Mr. Madge previously served as Director of Bullion & Refinery Services for RCM, where he was responsible for global sales and marketing activities. Mr. Madge received a Bachelor of Science degree in 1983 and a Bachelor of Arts degree in 1987, each from the University of Waterloo (Ontario, Canada.)
THOR G. GJERDRUM: Executive Vice President and Chief Operating Officer
Mr. Gjerdrum has served as A-Mark’s Executive Vice President and Chief Operating Officer since July 1, 2013 and as our Chief Financial Officer and Executive Vice President from 2002 to May 2008 and from May 2010 to June 30, 2013. Mr. Gjerdrum was Chief Financial Officer and Executive Vice President of SGI from June 2008 to April 2010. Previously, Mr. Gjerdrum held a variety of positions with two publicly traded telecommunications companies, the last of which was as Vice President of Finance, and worked in public accounting. Mr. Gjerdrum received a Bachelor of Science degree in accounting from Santa Clara University.
GIANLUCA MARZOLA: Chief Accounting Officer
Mr. Marzola has served as A-Mark’s Chief Accounting Officer since July 1, 2013.  Mr. Marzola joined A-Mark on September 2002 and held various accounting positions of increasing responsibility. He served as Controller from July 2008 to June 2013. Mr. Marzola received a B.S. in business/accounting from Universita’di Bologna, Italy.

CAROL MELTZER: Executive Vice President, General Counsel and Secretary
Ms. Meltzer has served as our General Counsel, Secretary and Executive Vice President since March 2014, assuming those offices at the time of the spinoff. She served as General Counsel, Secretary and Executive Vice President of SGI and its predecessor companies since 2006, and served in a variety of legal capacities for SGI since 1996. Ms. Meltzer previously practiced law at Stroock & Stroock & Lavan LLP and Kramer Levin Naftalis & Frankel LLP. Ms. Meltzer received B.A. and J.D. degrees from the University of Michigan, Ann Arbor.
JEFFREY D. BENJAMIN: Chairman of the Board and Director
Mr. Benjamin has served as Chairman of the Board and a Director since March 2014. Mr. Benjamin has been a Senior Advisor to Cyrus Capital Partners, L.P. since 2008, where he assists with distressed investments. Mr. Benjamin also serves as a consultant to Apollo Management, L.P., a private investment fund, and from September 2002 to June 2008, Mr. Benjamin served as a senior advisor to Apollo Management, where he was responsible for a variety of investments in private equity, high yield and distressed securities. Mr. Benjamin served as non-Executive Chairman of the Board of SGI from 2012 until March 2014 and as a director of SGI from 2009 until March 2014. He is also a member of the boards of directors of Caesars Entertainment Corporation, Exco Resources, Inc. and Chemtura Corporation. Mr. Benjamin is a trustee of the American Numismatic Society and has had a long-standing personal interest in coin collecting. Mr. Benjamin holds an MBA from the Sloan School of Management at M.I.T. and a BA from Tufts University.
With his financial and business background and service as a public company director, including service with SGI at times A-Mark was a subsidiary, and his personal involvement in numismatics, Mr. Benjamin contributes to the Board in matters of corporate finance, governance, business development and industry strategy.
JOEL R. ANDERSON: Director
Mr. Anderson has served as a Director since March 2014. Mr. Anderson is the Chairman and Director of Anderson Media Corporation, the country’s largest distributor and merchandiser of pre-recorded music and a major distributor of books, and is also the chairman and a director of various affiliated companies, including TNT Fireworks, the country’s largest importer and distributor of consumer fireworks; Anderson Press, a major publisher of children’s books and associated children’s product; and Whitman Publishing Company, the leading publisher of books and related products for coin collections. Mr. Anderson has served as chairman and in other positions with Anderson Media Corporation for more than five years. He is a principal of Stack's LLC, SGI’s joint venture partner in Stack’s Bowers Galleries, a rare coin and currency auction house. Mr. Anderson served as a director of SGI from 2012 through March 2014. Mr. Anderson has been a member of the Board of Trustees of the American Numismatic Society since 2006 and serves on its nominating and governance committee. He is also a lifetime member of the American Numismatic Association. Mr. Anderson studied at the University of North Alabama.
Mr. Anderson’s extensive business experience, combined with his personal interest and expertise in numismatics, provide the Board with insight and guidance in matters of business planning and growth strategy.
ELLIS LANDAU: Director
Mr. Landau has served as a Director since March 2014, and serves as Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Landau is President, Treasurer and Director of ALST Casino Holdco, LLC, the holding company of Aliante Gaming, LLC, which owns and operates Aliante Casino + Hotel in Las Vegas, Nevada. In 2006, Mr. Landau retired as Executive Vice President and Chief Financial Officer of Boyd Gaming Corporation (NYSE: BYD), a position he held since he joined the company in 1990. Mr. Landau previously worked for Ramada Inc., later known as Aztar Corporation, where he served as Vice President and Treasurer, as well as U-Haul International in Phoenix and the Securities and Exchange Commission in Washington, D.C. Mr. Landau served as a director of SGI from 2012 until March 2014. From 2007 to 2011, Mr. Landau was a member of the Board of Directors of Pinnacle Entertainment, Inc. (NYSE:PNK), a leading gaming company, where he served as chairman of the audit committee and as a member of its nominating and governance committee and its compliance committee. Mr. Landau received his Bachelor of Arts in economics from Brandeis University and his M.B.A. in finance from Columbia University Business School.
Mr. Landau brings to the Board substantial finance, accounting and corporate governance experience, including the experience and ability to serve as the Chairman of the Audit Committee.

WILLIAM MONTGOMERY: Director
Mr. Montgomery has served as a Director since March 2014. Mr. Montgomery is a private investor with a focus on equities and real estate. He was Executive Vice President in charge of principal investments for Libra Securities from 1999-2000. Previously, he was a Managing Director at Salomon Brothers Inc., where he was a member of the fixed income arbitrage group with responsibility for proprietary investments in high yield securities, a distressed debt trader and a member of the investment banking group. Mr. Montgomery served as a director of SGI from 2012 until March 2014. He is a graduate of the University of Virginia and the Columbia University School of Law.
Mr. Montgomery brings to the Board expertise in investments, finance and capital markets, which the Company believes is particularly important as it seeks to grow its market presence.
JOHN U. (“JAY”) MOORHEAD: Director
Mr. Moorhead has served as a Director since March 2014, and serves as Chairman of our Compensation Committee. He has been a managing director of Ewing Bemiss & Co., an investment banking firm, since 2009. Prior to joining Ewing Bemiss, Mr. Moorhead was a managing director at Westwood Capital from 2005 until 2009 and MillRock Partners from 2003 until 2005, boutique investment banking firms serving private middle market and public growth companies. From 2001 to 2003, Mr. Moorhead was a corporate finance partner at C.E. Unterberg, Towbin. Mr. Moorhead served as a director of SGI from 2012 until March 2014. Mr. Moorhead received his B.A. degree from the University of Vermont, and attended the Program for Management Development at Harvard Business School.
Mr. Moorhead brings to the Board expertise in corporate finance and valuable perspectives on public company growth and global competition. Mr. Moorhead also has experience in the area of executive compensation, which gives him the experience and ability to serve as Chairman of our Compensation Committee.
JESS M. RAVICH: Director
Mr. Ravich has served as a Director since March 2014. Mr. Ravich is group managing director and head of alternative products for The TCW Group, Inc., an international asset-management firm, which he joined in 2012. Prior to joining The TCW Group, Mr. Ravich served as managing director and head of capital markets of Houlihan, Lokey, Howard & Zukin, Inc., an international investment bank. From 1991 through November 2009, Mr. Ravich founded and served as chief executive officer of Libra Securities LLC, an investment banking firm serving the middle market. Prior to founding Libra, Mr. Ravich was an executive vice president of the fixed income department at Jefferies & Company, a Los Angeles-based brokerage firm, and a senior vice president at Drexel Burnham Lambert, where he was also a member of the executive committee of the high yield group. Mr. Ravich served as a director of SGI from 2009 until March 2014. He also serves on the Board of Directors of The Cherokee Group, Inc. (NASDAQ: CHKE). Mr. Ravich is a graduate of the Wharton School at the University of Pennsylvania and Harvard Law School, where he was an editor of the Harvard Law Review.
With his extensive background in investment banking and the financial markets, Mr. Ravich provides Board leadership in matters of strategic development and business initiatives, including potential growth through acquisitions.
Board Structure; Independence
Our board of directors currently consists of seven directors. During fiscal 2014, prior to the spinoff, our board consisted of two members, Mr. Roberts and Ms. Meltzer.
The Board of Directors has determined that the following directors qualify as independent directors under the rules of The NASDAQ Stock Market and the independence standards set forth in our Corporate Governance Guidelines: Messrs. Anderson, Benjamin, Landau, Montgomery, Moorhead and Ravich. You can find our Corporate Governance Guidelines on A-Mark's internet website, at www.amark.com (click on "investor relations" at the bottom of that page). The Board of Directors is not classified, so that all director seats will be for election at each annual meeting of our shareholders. There are no family relationships among any of our directors or executive officers.
You can find our corporate governance documents identified below on A-Mark's internet website, at www.amark.com (click on "Investor Relations" at the bottom of the page then click on "Governance Policies").

Committees of the Board
Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee.
Audit Committee
The duties and responsibilities of the Audit Committee are set forth in its written charter, available on our website, www.amark.com, and include the following:

•	to oversee the quality and integrity of our financial statements and our accounting and financial reporting processes;

•	to prepare the audit committee report required by the SEC in our annual proxy statements;

•	to review and discuss with management and the independent registered public accounting firm our annual and quarterly financial statements;

•	to review and discuss with management our earnings press releases;

•
to appoint, compensate and oversee our independent registered public accounting firm, and pre-approve all auditing services and non- audit services to be provided to us by our independent registered public accounting firm;

•	to review the qualifications, performance and independence of our independent registered public accounting firm; and

•
to establish procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

The members of the Audit Committee are Messrs. Landau (Chairman), Montgomery, Moorhead and Ravich. Each of the members is an independent director, as defined under the rules of The NASDAQ Stock Market and our Corporate Governance Guidelines, and meets the criteria for independence under Rule 10A-3(b)(1) under the Securities and Exchange Act of 1934 and otherwise satisfies the conditions of The NASDAQ Stock Market rules for audit committee membership, including the financial literacy requirements. In addition, Mr. Landau qualifies as an "audit committee financial expert," in compliance with the rules and regulations of the SEC and The NASDAQ Stock Market.
Compensation Committee
The duties and responsibilities of the Compensation Committee are set forth in its written charter, available on our website, www.amark.com, and include the following:

•	to determine, or recommend for determination by our board of directors, the compensation of our chief executive officer and other executive officers;

•	to establish, review and consider employee compensation policies and procedures;

•	to review and approve, or recommend to our board of directors for approval, any employment contracts or similar arrangement between the company and any executive officer of the company;

•
to review and discuss with management the Company’s compensation policies and practices and management’s assessment of whether any risks arising from such policies and practices are reasonably likely to have a material adverse effect on the Company;

•	to review, monitor, and make recommendations concerning incentive compensation plans, including the use of stock options and other equity-based plans; and

•	to appoint, compensate and oversee any compensation consultant, legal counsel or other advisor retained by the Compensation Committee in its sole discretion;
The members of the Compensation Committee are Messrs. Moorhead (Chairman), Landau and Ravich. Each of the members of the Compensation Committee is an independent director, as defined under the rules of The NASDAQ Stock Market and our Corporate Governance Guidelines, and otherwise satisfies the conditions of The NASDAQ Stock Market rules for compensation committee membership.

Nominating and Corporate Governance Committee
The duties and responsibilities of the Nominating and Corporate Governance Committee set forth in its written charter, available on our website, www.amark.com, and include the following:

•
to recommend to our board of directors proposed nominees for election to the board of directors by the shareholders at annual meetings, including an annual review as to the renominations of incumbents and proposed nominees for election by the board of directors to fill vacancies that occur between shareholder meetings;

•	to make recommendations to the board of directors regarding corporate governance matters and practices; and

•	to recommend members for each committee of the board of directors.
The members of the Nominating and Governance Committee are Messrs. Ravich (Chairman), Montgomery and Moorhead. Each of the members is an independent director, as defined under the rules of The NASDAQ Stock Market and our Corporate Governance Guidelines.
Code of Ethics
Our board of directors has adopted a Code of Ethics applicable to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and other senior officers, in accordance with applicable rules and regulations of the SEC and The NASDAQ Stock Market. Our code of ethics is available on our website, www.amark.com.
Corporate Governance Guidelines
Our Board of Directors has adopted our Corporate Governance Guidelines that sets forth our policies and procedures relating to corporate governance effective as of the distribution. Our Corporate Governance Guidelines is available on our website, www.amark.com.
ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
This Compensation Discussion and Analysis ("CD&A") provides an overview of our compensation program for our Chief Executive Officer and four other "named executive officers" ("NEOs") for fiscal 2014. A-Mark became a publicly held company, listed on the NASDAQ Global Select Market, on March 14, 2014, at which time SGI distributed all of the then-outstanding A-Mark common stock to SGI's stockholders in a spinoff transaction (the "spinoff").
The following individuals served as our NEOs for fiscal 2014:

•
Our Chief Executive Officer, Gregory N. Roberts, who also served as a Director of A-Mark. Before the spinoff, he served as Chief Executive Officer, President and a Director of SGI, and continued in those posts at SGI after the Spinoff;

•	Our President, David W.G. Madge;

•	Our Executive Vice President and Chief Operating Officer, Thor Gjerdrum;

•
Our Executive Vice President, General Counsel and Secretary, Carol Meltzer. Before the Spinoff, she served as Executive Vice President, General Counsel and Secretary of SGI, and continued in those posts at SGI after the spinoff; and

•	Our Chief Accounting Officer, Gianluca Marzola.

Commencing at the time of the spinoff, Mr. Roberts became employed by A-Mark and paid all compensation by A-Mark. Under the Secondment Agreement between A-Mark and SGI, Mr. Roberts provides services to SGI, as the Chief Executive Officer, President and a Director of SGI, for which SGI pays A-Mark. During fiscal 2013 and the portion of fiscal 2014 before the spinoff, Mr. Roberts was employed directly by SGI and paid his compensation by SGI. Such compensation was paid to him for his service to A-Mark as Chief Executive Officer and a Director (A-Mark was then a subsidiary of SGI), and for his service to SGI and its other subsidiaries.
Messrs. Madge, Gjerdrum and Marzola were employed directly and compensated by A-Mark and its subsidiaries in fiscal 2013 and 2014, other than compensation relating to equity awards granted by SGI as compensation for services to A-Mark and its subsidiaries. Mr. Marzola, as our Chief Accounting Officer, constitutes our principal financial officer within the meaning of SEC regulations.
Immediately after the spinoff, Carol Meltzer became employed by A-Mark and paid all compensation by A-Mark. She is our Executive Vice President, General Counsel and Secretary. Under the Secondment Agreement between A-Mark and SGI,

Ms. Meltzer provides services to SGI, as the Executive Vice President, General Counsel and Secretary of SGI, for which SGI pays A-Mark. During fiscal 2013 and the portion of fiscal 2014 before the spinoff, Ms. Meltzer was employed directly by SGI and paid her compensation by SGI. In her capacity as an executive officer of SGI, then A-Mark's parent company, Ms. Meltzer provided services indirectly to A-Mark and its subsidiaries as well as to other subsidiaries of SGI. Ms. Meltzer also served as a member of our board of directors in fiscal 2013 and in the portion of fiscal 2014 prior to the spinoff.
2014 Results and Relationship to Executive Compensation
Fiscal 2014 was a transformational year for A-Mark. As a result of the spinoff, A-Mark's businesses were separated from SGI, and A-Mark became a stand-alone company the stock of which is listed on the Nasdaq Global Select Market. The spinoff was a major catalyst in an increase in stock value accruing to SGI stockholders who became A-Mark stockholders at the time of the spinoff. A holder of $1,000 in value of SGI stock at the beginning of fiscal 2014 (valued at $2.25 per share as of June 30, 2013) saw that become shares of A-Mark and SGI with a market value of $1,507 by the end of the fiscal year.
A-Mark's financial results for fiscal 2014 declined from the prior year, primarily due to the lower price of gold and reduced trading volumes. Fiscal 2014 revenues of $6.0 billion were down 17.5% from fiscal 2013, and net income of $8.3 million was down 34.0% from fiscal 2013. Earnings per share (diluted) for fiscal 2014 was $1.09, compared to $1.59 in fiscal 2013. Despite the strong headwinds in the gold market, management achieved some notable successes. Among other things, the Company’s profit margin percentage improved from fiscal 2013 to 2014 as a result of higher demand for gold and silver custom products, which carry larger premiums and gross profit. The Company expanded its value-added products pipeline to more than 25 programs, up from 14 programs a year ago, and has set the stage to further expand its value-added products. In addition, the Company has expanded its new turn-key service offerings to its existing customer base, including finance, storage and delivery solutions. These programs reflect management's efforts to mitigate the effect of short-term fluctuations in commodity prices through profitable value-added products and complementary services.
Compensation to our NEOs was aligned with these results. A performance-based annual incentive was paid to our COO, based primarily on the level of A-Mark's profitability, at a relatively modest level. No performance-based annual incentive was paid to our CEO or to our President. For the CEO, the annual incentive award formula resulted in a zero payout in large part due to SGI results, which recorded a loss for the year.
In the case of all five NEOs, discretionary bonuses were paid in substantial part based on the very hard work by such executives required to implement the spinoff, and the success of that transaction in enhancing shareholder value.
Overview of Compensation Objectives and Philosophy
Prior to the spinoff, the SGI Compensation Committee and its Board of Directors had primary responsibility for establishing compensation for the NEOs, which responsibility devolved to the Compensation Committee of the A-Mark Board of Directors, together with the Board itself, at the time of the spinoff. For fiscal 2014, the SGI Compensation Committee consisted of John U. Moorhead, Chairman, Ellis Landau and Jess Ravich. Immediately following the spinoff, those three individuals became non-employee Directors of A-Mark, and have served as the A-Mark Compensation Committee in the portion of fiscal 2014 since the spinoff. The compensation objective and philosophy of the two Compensation Committees has remained consistent with regard to the NEOs. Accordingly, the discussion in this CD&A, in referring to the "Committee" and "Board of Directors," does not distinguish between actions of the SGI Compensation Committee and Board and the A-Mark Compensation Committee and Board except on particular points for which the distinction may be significant.
The Committee's approach to executive compensation has focused on providing total cash compensation at levels sufficient to attract and retain senior-level executives within our industry, as well as providing equity-based compensation to act as additional incentive that is both long-term and aligned with the interests of stockholders and to promote retention of the executive and long-term service. Performance-based annual incentive awards, as part of the cash compensation opportunity, are a key element of the compensation of the CEO and NEOs most directly responsible for our business results.
We have chosen to formalize significant terms of employment of three of our NEOs, Messrs. Roberts, Madge and Gjerdrum, by entering into employment agreements with them. This practice has helped us to attract and retain key executives and employees. In our financial services industry, there is a high degree of competition for talented executives and employees, with job changes being more frequent than in many other industries. Hiring often involves substantial negotiations regarding employment terms, which generally must be reflected in an employment agreement. Employment agreements offer us several advantages, particularly by fixing employment terms for specified time periods and thereby limiting renegotiations and also by including provisions for the protection of our business.
During fiscal 2014, Mr. Robert’s service was governed by an employment agreement with SGI before the spinoff and an employment agreement with A-Mark after the spinoff. Mr. Madge’s service was governed by an employment agreement with A-Mark, and Mr. Gjerdrum’s service was governed by an employment agreement with A-Mark that was amended effective at the time of the spinoff to eliminate separate obligations of SGI and of our wholly owned subsidiary Collateral Finance Corporation ("CFC") and make certain other changes. Ms. Meltzer and Mr. Marzola do not have employment agreements.

Compensation Determination Process
Our CEO, in consultation with the Committee and Board of Directors, has negotiated the terms of the employment agreements with our President and our Chief Operating Officer and made decisions regarding the compensation of other NEOs and officers. In making these decisions, the decisions-makers have generally relied on their judgment regarding the appropriate structure and level of compensation, taking into account factors including the performance and business outlook of A-Mark and its subsidiaries (and where relevant SGI and its subsidiaries), including our short- and long-term strategies and current economic and market conditions, evaluations of an executive’s skill set and leadership qualities, career accomplishments, recent performance, current compensation arrangements, competitive levels of compensation based on available and relevant information and long-term potential to enhance our stockholder value.
A fundamental objective in establishing compensation arrangements has been to set performance criteria that are consistent with our business strategies. Generally, in evaluating performance, we have and will continue to review the following criteria:

•	Strategic goals and objectives, such as profitability;

•	Individual management objectives that relate to our strategies; and

•	Achievement of specific operational goals of the executive officers.

Generally, we have intended that the compensation of our NEOs be at levels commensurate with each executive’s position and scope of responsibilities. Our decision-makers took into consideration various factors as noted above (none of which was individually weighted) in determining our NEOs’ compensation packages, but no pre-set methodology was followed in making such decisions. In this regard, we have not historically used specific peer groups or formal benchmarking in determining the structure and levels of compensation for our NEOs.
Components of our Executive Compensation Program
The key components of our NEO compensation program are:

•	Base salary;

•	Annual performance-based bonuses, and in some cases discretionary bonuses;

•	Long-term equity incentives, primarily in the form of options and RSUs;

•	Severance benefits; and

•	Other benefits.

We do not currently have formal policies on the allocation of total compensation among the various elements of compensation. However, the more senior the position an executive holds, the more influence he or she has over our financial performance, so that performance-based compensation is generally a larger percentage of the executive's total compensation opportunity.
Base Salary
We set base salaries to reflect each NEO’s performance and experience, the executive’s expected future contributions to A-Mark, the responsibilities, impact and importance of the position to our performance, and internal pay equity, and with a view to the competitiveness of the NEO’s compensation opportunity in the marketplace. Generally, we have negotiated with NEOs or prospective NEOs and reached an agreement regarding salary levels. The factors taken into account in setting salary do not receive a specific weighting in our compensation decision-making process.
For fiscal 2014 and fiscal 2015, our NEOs’ annual base salaries were or are as follows:

	Base Salary
Named Executive Officer	Fiscal 2014	Fiscal 2015
Gregory N. Roberts	$525,000	$525,000
David W.G. Madge	425,000	425,000
Thor Gjerdrum	384,000	404,000
Gianluca Marzola	158,000	210,000
Carol Meltzer	200,000	200,000

Annual Performance Bonus and Discretionary Bonuses
Under the employment agreements we have entered into with Mr. Roberts, Mr. Madge and Mr. Gjerdrum, the NEO has the opportunity to earn a performance bonus based on achievement of a pre-specified level of pre-tax profit of A-Mark and, in the case of Mr. Roberts, SGI (included because A-Mark has agreed, under the Secondment Agreement, to provide Mr. Roberts' services to SGI). Such performance bonuses are intended to provide performance-based cash compensation that rewards our NEOs for their contribution to our financial performance. We view pre-tax profit as a key financial metric for purposes of our business planning, and one which does not distort the incentives to management or promote undue risk and which substantially reflects the quality of the execution of our business plan by our management team. The pay-out levels corresponding to pre-set levels of pre-tax profit were set at levels determined in the judgment of decision-makers taking into account anticipated levels of pre-tax profits, the decision-makers’ judgment as to competitive arrangements in the industry and competitive levels of cash compensation and their judgment as to a fair allocation of profits between management and stockholders and other stakeholders.
For fiscal 2014, the performance metric specified for Mr. Roberts was a combination of pre-tax profit of A-Mark and SGI. The terms of this annual incentive were set forth in an amended and restated employment agreement which became effective at the time of the spinoff. For Mr. Madge, the required performance for fiscal 2014 was pre-tax profit of A-Mark. For Mr. Gjerdrum the required performance for the first half of fiscal 2014 was based partly on the performance of A-Mark and partly on the pre-tax profit of CFC, and for the second half of fiscal 2014 was based on the pre-tax profit of A-Mark. For all three NEOs, pre-tax profits is defined as the relevant company's net income (as determined under Generally Accepted Accounting Principles or GAAP) for the given fiscal year (or portion of the year), adjusted to eliminate the positive or negative effects of income taxes (in accordance with GAAP) and, in the case of Mr. Roberts and Mr. Gjerdrum, adjusted to eliminate the positive or negative effects of foreign currency exchange and, in the case of Mr. Roberts, adjusted to eliminate certain expenses incurred in connection with specified litigation affecting SGI and expenses of the spinoff.
The performance bonus for Mr. Roberts specified for fiscal 2014, prior to the amendment to his employment agreement, was as follows:
If SGI's pre-tax profits (which would have reflected A-Mark's performance because A-Mark was at the time a subsidiary of SGI) were at least $5 million, then the annual incentive would equal:

•	12% of pre-tax profits up to $8 million of pre-tax profits; plus

•	15% of pre-tax profits in excess of $8 million, up to $10 million of pre-tax profits; plus

•	18% of pre-tax profits in excess of $10 million of pre-tax profits.

If pre-tax profits were less than $5.0 million, the Committee retained discretion to determine whether to pay any performance bonus and the amount thereof, up to a maximum for this discretionary amount of $600,000. For fiscal 2014, under the employment agreement, the Committee retained discretion to grant a bonus when pre-tax profits was less than $5.0 million could be exercised only if pre-tax profits were positive, and the Committee would retain discretion to reduce the amount of any performance bonus payable under the above formula to an amount not less than $3.0 million.
Since the spinoff, Mr. Roberts has been employed directly by A-Mark, and is no longer employed by SGI. However, Mr. Roberts continues to perform services for SGI under the Secondment Agreement, under which SGI must pay A-Mark for the services of Mr. Roberts (and for another A-Mark NEO, Ms. Meltzer). Under Mr. Robert's employment agreement and in coordination with the Secondment Agreement, for fiscal 2014, 2015 and 2016, the terms of Mr. Roberts' performance bonus remain substantially the same as described above (designated profits levels and payout percentages are the same), but with pre-tax profits determined by the Committee by combining the pre-tax profits for a given fiscal year achieved by A-Mark with those achieved by SGI. For this purpose, expenses incurred in implementing the spinoff are eliminated from the calculation of pre-tax profits of the two companies. In addition, the Committee retained discretion to pay the annual incentive in amounts in excess of $400,000 for fiscal 2014 if A-Mark pre-tax profit (apart from SGI)was positive in A-Marks fourth quarter of 2014 or second half of 2014.

The performance bonus for Mr. Madge specified for fiscal 2014 was and is as follows:
If A-Mark were to achieve positive pre-tax profits, then the annual incentive would equal:

•	A discretionary amount with respect to pre-tax profits up to $18 million; plus

•	1.0% of pre-tax profits in excess of $18 million, up to $25 million of pre-tax profits; plus

•	3.0% of pre-tax profits in excess of $25 million, up to $30 million of pre-tax profits; plus

•	5.0% of pre-tax profits in excess of $30 million, up to $35 million of pre-tax profits; plus

•	6.0% of pre-tax profits in excess of $35 million of pre-tax profits.
The Committee could award discretionary bonus amounts in excess of the amounts determined under the above formula.
The performance bonus for Mr. Gjerdrum specified for fiscal 2014 was as follows:
For the first half of fiscal 2014, if A-Mark had positive pre-tax profits, then a portion of the annual incentive would equal:

•	1.0% of A-Mark pre-tax profits up to $5 million of pre-tax profits; plus

•	1.5% of A-Mark pre-tax profits in excess of $5 million of pre-tax profits, up to $12.5 million of pre-tax profits; plus

•	3% of A-Mark pre-tax profits in excess of $12.5 million.

In addition, for the first half of fiscal 2014, if CFC had positive pre-tax profits, then a portion of the annual incentive would equal:

•	10.0% of such CFC pre-tax profits; plus

•	3.3333% of such pre-tax profits if CFC adds new customers at specified levels; plus

•	3.3334% of such pre-tax profits if they exceed $0.8 million; plus

•	3.3333% of such pre-tax profits if loan levels exceed $60 million in the first or second quarter.

For the second half of fiscal 2014, if A-Mark has pre-tax profits of at least $2.5 million, a portion of the performance bonus will equal:

•	2.0% of such pre-tax profits up to $5 million; plus

•	2.5% of such pre-tax profits in excess of $5 million, up to $10 million; plus

•	3.0% of pre-tax profits in excess of $10 million.

The committee could award discretionary bonus amounts in excess of the amounts determined under the above formula.
For fiscal 2014, the performance bonuses earned by our NEOs under the applicable pre-set performance formula were as follows:

Named Executive Officer	Earned Annual Incentive Fiscal 2014
Gregory N. Roberts	$—
David W.G. Madge	$—
Thor Gjerdrum	$279,000
A-Mark earned fiscal 2014 pre-tax profits, calculated with the adjustments as described for Mr. Roberts above, of less than $5.0 million. In the case of Mr. Roberts' annual incentive determination, SGI's performance for fiscal 2014 resulted in a substantial pre-tax loss, offsetting the positive pre-tax profit of A-Mark so that, under the annual incentive formula, no mandatory payout was earned, although the threshold level of A-Mark pre-tax profits for a discretionary payout was met. In the case of Mr. Madge, A-Mark's pre-tax profit, though positive, failed to achieve the specified threshold for mandatory payout of an annual incentive, although the threshold level for payment of a discretionary bonus was met. In the case of Mr. Gjerdrum, A-Mark's pre-tax profit, together with CFC's performance, resulted in the payments shown in the table above, without additional discretionary bonus payments. The Committee makes its determinations based on preliminary calculations of financial results, retaining discretion to adjust awards for final financial results.
The Committee has awarded discretionary bonuses to the NEOs in past years in recognition of good performance in areas not fully reflected in pre-tax profits. Mr. Mazola and Ms. Meltzer were not granted a formula-based annual incentive opportunity for fiscal 2014, but were eligible for a year-end discretionary bonus. In determining to award a discretionary bonus, the Committee considered the satisfactory overall performance of each of the NEOs, as well as the extent and nature of extraordinary expenses impacting the annual incentive calculations in fiscal 2014 and the fact that pre-specified threshold levels of A-Mark pre-tax profits set as a condition for payment of discretionary bonuses to some of the NEOs had been achieved. The Committee also considered the extraordinary efforts required by these NEOs to implement the spinoff, and the success of that transaction in enhancing shareholder value. On that basis, the Committee awarded discretionary bonuses to each of the five NEOs, as reflected in the Summary Compensation Table below. The amounts awarded were viewed by the Committee as appropriate based on the level of effort given by the executive team in fiscal 2014, but relatively low in relation to competitive annual incentives so that compensation levels remain aligned with our operating results.
Long-Term Equity Incentives
We have used equity-based compensation, relating to SGI common stock in periods prior to the spinoff, to provide additional incentives that are both long-term and aligned with the interests of stockholders, and to promote retention of the executive and long-term service. Generally, grants of such awards have been made upon the entry into a new or extended multi-year employment agreement. Thus, in recent years, equity incentives have not been part of annual compensation. In this regard, the amount or value of equity incentives has not been determined under a precise compensation formula or based on benchmarking such awards against practices at comparable companies. The Committee may consider using long-term equity awards as a component of total direct compensation in the future, but no determination has been made regarding grants in fiscal 2015.
In fiscal 2014, we agreed to an amendment to Mr. Gjerdrum’s employment agreement that eliminated a requirement for a stock option grant to him upon a company-elected extension of the agreement to cover fiscal 2016. Immediately following the spinoff, A-Mark replaced all then outstanding SGI equity awards with similar A-Mark awards. The equity awards held by NEOs, as reflected in the Table under the caption "Outstanding Equity Awards at Fiscal Year End - Fiscal 2014," represent replacement awards granted in connection with the spinoff.
Payments and Benefits Upon Termination of Service
The employment agreements entered into with three of our NEOs provide for certain payments and benefits in the event of termination of the NEO due to death, total disability, by the employer not for cause or by the NEO for “Good Reason.” The specific terms applicable to such terminations under the employment agreements, and an illustration of the level of benefits that would have been payable if the NEO had terminated employment on the last day of fiscal 2014, is presented below under the caption “Estimated Potential Termination and Change in Control Payments and Benefits.” In addition, the RSUs granted to Mr. Gjerdrum provide for accelerated vesting in the event of certain terminations of his employment (excluding termination by us for cause or voluntary termination by the NEO without Good Reason). The employment agreements and equity award agreements held by our NEOs do not contain material enhancements to severance or benefits based on a change in control.
The Committee approved such termination payments and benefits based on the view that the level of such payments and benefits is reasonable (and perhaps conservative) in comparison to common practices in comparable public companies, and as significant provisions sought by executives when negotiating employment agreements. We believe that it is important to provide our NEOs with a sense of stability, both in the middle of transactions that may create uncertainty regarding their future employment and following termination as they seek future employment. Severance protections allow management to focus their attention and energy on the business transaction at hand without undue distractions regarding, for example, the impacts on future employment as a result of a transaction.
Other Significant Employment Agreement Terms and Related Information
Under his employment agreement, Mr. Madge will earn a “completion bonus” of $450,000 if he continues in service to A-Mark through June 30, 2015. We may pay signing bonuses to our executives when determined to be necessary or appropriate to attract and retain executive talent. Our practice has been to pay such bonuses upon the renewal or extension of the term of employment agreements.
The employment agreements provide that the NEOs will be entitled to receive medical insurance, group health, disability insurance and other benefits made generally available to employees, with some of the agreements providing assurance that the level of health benefits will not be diminished during the term of the agreement. The employment agreements also provide for indemnification to the NEOs for liabilities arising out of the NEO’s employment. Mr. Roberts’ employment agreement also provides a motor vehicle allowance of $750 per month. The employment agreements obligate the NEOs not to solicit employees to terminate employment with us or to become employees of another entity for one year following a termination for cause.

Tax Considerations
Section 162(m) of the Code generally precludes a publicly held company from claiming a tax deduction for certain compensation in excess of $1.0 million per year paid to its chief executive officer or any of its three other most highly paid executive officers (other than the chief financial officer). Qualifying performance-based compensation is not subject to the limit on deductions if specified requirements are met. In addition, the tax regulations provide limited exceptions for compensation arrangements that were entered into before a company was publicly held and during a specified period thereafter. The Committee generally intends to structure the performance-based portion of our executive compensation in a way that will preserve tax deductibility, when that can be done in a way consistent with our other compensation objectives. However, to remain competitive with other employers, the Board of Directors or Committee may, in its judgment, authorize compensation that is not fully tax deductible by us when it believes that such arrangements are appropriate to attract and retain executive talent.
Recovery of Certain Awards
Under our employment agreements with three NEOs, performance bonuses are subject to recoupment (sometimes referred to as a “clawback”) by us under any general policy we may adopt. We do not currently have a formal policy for recovery of performance bonuses paid on the basis of financial results that are subsequently restated. The Committee intends to consider a formal policy whereby, in the event of such a restatement, we would expect to recover affected bonuses and incentive compensation. In addition, the Committee intends to consider a formal policy for the recovery of incentive-based compensation paid to current and former executives, in compliance with regulations pursuant to the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act, following the enactment of such regulations.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with A-Mark management and with the Committee’s independent compensation consultant. Based on the foregoing review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
John U. Moorhead, Chairman
Ellis Landau
Jess M. Ravich

Compensation Committee Interlocks and Insider Participation
No member of our Compensation Committee is or has been during the past fiscal year an employee of A-Mark or SGI, nor was any member formerly an officer of A-Mark or SGI. Since the beginning of fiscal 2014, no executive officer of A--Mark served as a director or a member of the compensation committee of another company, one of whose executive officers serves as a member of A-Mark's Board of Directors or Compensation Committee. Prior to the spinoff, the compensation committee of SGI had authority over and made decisions regarding the compensation of Mr. Roberts and Ms. Meltzer, who in their capacities as SGI executive officers then served as the two members of our Board of Directors.

Summary Compensation Table
The table below sets forth the compensation of the Company's NEOs for fiscal 2014 and 2013. In the case of Mr. Roberts and Ms. Meltzer, compensation in fiscal 2013 and for the portion of fiscal 2014 prior to the spinoff (July 1, 2013 through March 14, 2014), the compensation was paid by SGI for services in executive capacities at SGI.

Summary Compensation Table - Fiscal 2014 and 2013

Name and Principal Position	Year	Salary (1) ($)	Bonus(2) ($)	Stock Awards (3) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation (4) ($)	All Other Compensation (5) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Gregory Roberts	2014	$525,000	$500,000	$—	$—	$—	$34,661	$1,059,661
Chief Executive Officer and Director	2013	$525,000	$335,500	$—	$535,683	$837,240	$37,244	$2,270,667

David W. G. Madge	2014	$425,000	$225,000	$—	$—	$—	$29,671	$679,671
President	2013	$425,000	$—	$—	$—	$188,488	$32,157	$645,645

Thor Gjerdrum	2014	$384,000	$46,000	$—	$—	$279,000	$5,293	$714,293
Executive Vice President and Chief Operating Officer; President of CFC	2013	$358,000	$—	$136,200	$—	$640,000	$22,795	$1,156,995

Gianluca Marzola	2014	$158,459	$125,000	$—	$—	$—	$5,250	$288,709
Chief Accounting Officer, Associate Vice President

Carol Meltzer (5)	2014	$200,000	$100,000	$—	$—	$—	$11,298	$311,298
Executive Vice President, General Counsel and Secretary	2013	$200,000	$45,500	$—	$—	$—	$8,654	$254,154

_________________________________

(1)
Fiscal 2014 salary amounts represent salary paid for services performed in the fiscal year. Salary payments received may vary due to the timing of pay periods that start in one fiscal year and end in the next.

(2)	In fiscal 2014, each NEO received a discretionary year-end bonus.

(3)
No new stock awards or stock options were granted to the NEOs by A-Mark during fiscal 2014, and none were granted by SGI to the NEOs during the portion of fiscal 2014 prior to the spinoff. Shortly after the spinoff, A-Mark issued stock awards and stock options replacing outstanding stock awards and stock options relating SGI common stock. All replacement awards issued to A-Mark NEOs replaced awards that had been granted by SGI prior to fiscal 2014. The replacement awards granted by A-Mark to the NEOs that remained outstanding at June 30, 2014 are shown in the Table below captioned "Outstanding Equity at Fiscal Year End - Fiscal 2014." The stock-based compensation amounts reported for fiscal 2013 represent the aggregate grant-date fair value of the options and restricted stock units granted by SGI and computed in accordance with FASB ASC Topic 718 (but with no adjustment for the effect of estimated forfeitures based on service-based vesting conditions). Assumptions used in the calculation of these amounts are discussed in Note 13 to A-Mark’s consolidated audited financial statements for the fiscal year ended June 30, 2014, contained in this Annual Report on Form 10-K.

(4)
Each of the named executive officers was granted an award opportunity for fiscal 2014 that constitutes a non-equity incentive plan award. Bonus and non-equity incentive plan compensation for the named executive officers are described in greater detail above in “Executive Compensation - Compensation Discussion and Analysis.”

(5)
Amounts in this column, for fiscal 2014, are as follows:
• Mr. Roberts received $9,000 as a car allowance, $4,803 as a 401(k) matching contribution and $20,858 as a cash payment in lieu of vacation time.
• Mr. Madge received $6,724 as a 401(k) matching contribution and $22,947 as a cash payment in lieu of vacation time.
• Mr. Gjerdrum received $5,293 as a 401(k) matching contribution.
• Mr. Marzola received $5,250 as a 401(k) matching contribution.
• Ms. Meltzer received $11,298 as a cash payment in lieu of vacation time.

Grants of Plan-Based Awards— Fiscal 2014

		Estimated Future Payouts
Name	Grant Date	Threshold(1) ($)	Target (2) ($)	Maximum(1) ($)	All Other Stock Awards: Number of Shares of Stock or Units (3)	All Other Option Awards: Number of Securities Underlying Options (3)	Grant Date Fair Value of Stock and Option Awards
Gregory N. Roberts	(1)	N/A	$837,240	N/A	—	—	—
David W.G. Madge	(1)	N/A	$188,488	N/A	—	—	—
Thor Gjerdrum	(1)	N/A	$524,241	N/A	—	—	—
Carol Meltzer	--	—	—	—	—	—	—
Gianluca Marzola	--	—	—	—	—	—	—

_________________________________
(1)
Our fiscal 2014 non-equity incentive awards were governed by the terms of the executive’s employment agreement. Mr. Roberts employment agreement became effective at the time of the spinoff. In the case of Mr. Madge and Mr. Gjerdrum, such agreements were in effect prior to the beginning of the fiscal year. However, Mr. Gjerdrum’s agreement was amended, effective at the time of the spinoff, to alter the terms of his non-equity incentive award. The effective date of the awards is shown as the spinoff date in the case of Mr. Roberts and Mr. Gjerdrum, based on the terms of the agreements that became effective at the time of the spinoff. The effective date of the award is shown as the first day of the fiscal year in the case of Mr. Madge. These awards do not have thresholds (or minimum amounts) or maximum amounts payable for pre-specified levels of performance. Therefore, the threshold level is shown as “N/A” because the annual incentive award becomes potentially payable for any positive amount of pre-tax profit, and the maximum level is shown as “N/A” because there is no upper limit on the potential annual incentive award payout.

(2)
Our fiscal 2014 non-equity incentive awards specified that a payout would be based on the actual amount of applicable fiscal 2014 pre-tax profit (as defined) for specified business units. Accordingly, a target amount of the award was not quantifiable at the time the award was granted. In accordance with SEC Instructions to Item 402(d)(2)(iii) to Regulation S-K, in order to provide a representative estimated amount of annual incentive considered potentially payable at the time the award was granted, target levels shown represent the amounts that would have been payable for fiscal 2014 assuming the applicable pre-tax profits for these business units were the same as achieved in fiscal 2013, but applying the NEO's 2014 formula for determining the annual incentive award. In the case of Mr. Gjerdrum, the target amount shown assumes that operational goals the achievement of which would increase the percentage payout of pre-tax profits would be achieved.

(3)	See Note 3 to the Summary Compensation Table above.

Outstanding Equity Awards At Fiscal Year-End - Fiscal 2014
	Options Awards (1)					Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Gregory N. Roberts	23,972		—	10.43	2/15/2023	—		—
	23,972		—	12.52	2/15/2023	—		—
	23,972		—	14.61	2/15/2023	—		—
David W.G. Madge	—		—	—	—	—		—
Thor Gjerdrum	2,997	(3)	—	50.32	7/15/2015	14,383	(4)	160,514
Carol Meltzer	14,383		—	8.77	2/3/2023	—		—
Gianluca Marzola	—		—	—	—	—		—

_________________________________
(1)	Options, stock appreciation rights and equity awards in this table relate to A-Mark common stock. All options were fully vested and exercisable.

(2)	Values are based on the June 30, 2014 closing price of A-Mark common stock in the Nasdaq Global Select, $11.16 per share.

(3)	This award is a stock appreciation right.

(4)	These RSUs vest on June 30, 2015, subject to accelerated vesting in specified circumstances.

Option Exercises and Stock Vested – Fiscal 2014

	Option Awards (1)		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Gregory N. Roberts	—	$—	—	$—
David W.G. Madge	—	$—	—	$—
Thor G. Gjerdrum	—	$—	—	$—
Carol Meltzer	—	$—	—	$—
Gianluca Marzola	—	$—	—	$—

_________________________________
(1)
The named executive officers exercised no A-Mark stock options and had no A-Mark stock awards become vested during the portion of fiscal 2014 from the date of the spinoff through June 30, 2014. The named executive officers had exercised no SGI stock options and had no SGI stock awards become vested during the portion of fiscal 2014 preceding the date of the spinoff.

Estimated Potential Termination and Change in Control Payments and Benefits
The employment agreements with Messrs. Roberts, Madge and Gjerdrum provide for payments and benefits in the event employment terminates in specified circumstances. In addition, the terms of an NEO’s equity awards may be affected by a termination of employment.

Under the employment agreements, severance payments to the NEO are payable if, during the term of the employment agreement, the NEO’s employment is terminated by us without cause or is terminated by the NEO for “Good Reason.” Severance is payable as follows:

•
For Mr. Roberts, a lump-sum amount equal to the greater of 75% of “Annualized Pay,” which is the annual average of salary and performance bonuses paid for the previous three years, but in any event not less than $1,500,000.

•
For Mr. Madge, a pro rata payment of the Completion Bonus of $450,000 as a lump sum, with pro ration based on the number of months worked from November 2011 divided by the total number of months (44) in his employment term under the employment agreement.

•	For Mr. Gjerdrum, continued payments of base salary for one year at the rates specified in the employment agreement.

In addition, the three NEOs with employment agreements would be entitled to the following:

•
Payment of compensation accrued as of the date of termination, comprising salary, performance bonus earned in any fiscal year completed before termination but not yet paid, unreimbursed business expenses reimbursable under the employer’s expense policies and payment in lieu of accrued but unused vacation.

•
Payment of the pro rata portion of the performance bonus for the fiscal year of termination (based on the portion of the fiscal year worked), payable if and when such bonus would have been paid if employment had continued.

•	In the case of Mr. Roberts, continued health benefits paid by the employer for six months.

•	In the case of Mr. Gjerdrum, accelerated vesting of his outstanding RSUs.

Good Reason will arise if the employer materially decreases or fails to pay the NEO’s base salary or performance bonus, or materially and changes the NEO’s job description or duties in a way adverse to the NEO, or relocates the NEO’s job site by more than a specified distance without the NEO’s consent, and in each case the employer fails to cure the circumstances after notice from the NEO. Other material breaches of the employment agreement may constitute “Good Reason” in some instances.
In the event of termination of employment in other circumstances, the termination payments and benefits would be as follows:

•	For all terminations, the compensation accrued as of the date of termination (as summarized above) will be paid.

•	In the event of termination due to death or total disability,

• Each NEO would receive the pro rata performance bonus for the fiscal year of termination.

• Mr. Roberts would receive the same severance and health benefits payable in the event of a termination by the employer not for cause, except that benefits would be reduced by the amount of any disability or death benefit received under employer plans.

• Mr. Gjerdrum’s RSUs would become fully vested.
Under the employment agreements and equity award agreements, the NEO’s rights are not enhanced based upon a change in control of the NEO’s employer. The agreements provide, however, that certain payments under the agreements may be reduced if, following a change in control, the NEO would be subject to the “golden parachute” excise tax and the reduction in payments would result in the NEO realizing a greater after-tax amount.
The following table provides the total dollar value of the compensation that, in addition to compensation items shown in the Summary Compensation Table, would have been paid to our NEOs assuming a termination of employment in certain defined circumstances and/or a change in control had occurred on June 30, 2014, pursuant to the employment agreements and other compensation arrangements described above.

Estimated Potential Termination and Change in Control Payments and Benefits – Fiscal 2014

Name	Compensation Item (1)	Amount Payable Upon Termination due to Death or Total Disability		Amount Payable Upon Termination by Us Without Cause or by Executive for Good Reason (With or Without a Change in Control)
Gregory N. Roberts	Severance	$1,500,000		$1,500,000
	Pro rata bonus	—	(2)	—	(2)
	Benefits continuation	10,151	(3)	10,151	(3)
	Accelerated vesting of equity	—		—
	Total	$1,510,151		$1,510,151

David W.G. Madge, President	Severance	$—		$—
	Pro rata bonus	—	(2)	327,273	(2)(4)
	Benefits continuation	—		—
	Accelerated vesting of equity	—		—
	Total	$—		$327,273

Thor Gjerdrum	Severance	$—		$375,000
	Pro rata bonus	—	(2)	—	(2)
	Benefits continuation	—		—
	Accelerated vesting of equity	160,514		160,514
	Total	$160,514		$535,514

Gianluca Marzola, Chief Accounting Officer	Severance	$—		$—
	Pro rata bonus	—
	Benefits continuation	—		—
	Accelerated vesting of equity	—		—
	Total	$—		$—

Carol Meltzer, Executive Vice President, General Counsel and Secretary	Severance	$—		$—
	Pro rata bonus	—		—
	Benefits continuation	—		—
	Accelerated vesting of equity	—		—
	Total	$—		$—

_________________________________
(1)
For all types of terminations, the named executives are entitled to payment of accrued salary, bonuses earned in any previously completed fiscal year, reimbursement of previously incurred business expenses reimbursable under Company policies and accrued but unused vacation time. Payment for accrued but unused vacation time as of June 30, 2014 is reflected in the Summary Compensation Table as “All Other Compensation” for fiscal 2014 and therefore not shown as a compensation enhancement in this table.

(2)
The executive is entitled to a pro rata annual incentive payout in this case. However, because the executive has fully earned his annual incentive as of the final day of fiscal 2014, and such earned annual incentive is reflected in the Summary Compensation Table as “Non-Equity Incentive Plan Compensation,” no amount relating to annual incentive is shown as a compensation enhancement in this table.

(3)	Estimated value of six months’ health insurance continuation.

(4)	This amount constitutes a pro rata payout of the “Completion Bonus” payable under the NEO’s employment agreement.

Treatment of Equity-Based Compensation as a Result of the Spinoff
Following the spinoff, all employees and non-employee directors who held SGI stock options, stock appreciation rights or restricted stock units ("RSUs") received, in place of those awards, A-Mark awards of the same type, with adjustments to certain terms of the awards. Terms relating to vesting and expiration of the A-Mark awards were the same as in the corresponding SGI awards, except that vesting is based on the individual’s continued service to A-Mark if the individual performs services for A-Mark and vesting is based on the individual’s continued service to SGI if the individual performs services exclusively for SGI. The replacement grants and adjustments to the equity awards were made in a manner seeking to preserve the intrinsic value of the individual’s award, measured based on market prices in trading days just before and just after the distribution, without enlarging such intrinsic value. Employees and directors who held unrestricted shares of SGI common stock acquired through past equity awards were treated like all other SGI stockholders in the spinoff.
A-Mark granted a total of 249,846 stock options, 8,990 stock appreciation rights and 130,646 RSUs as replacement awards.
The shares subject to A-Mark equity awards issued as a result of the replacement of SGI equity awards will not be drawn from A-Mark’s 2014 Stock Award and Incentive Plan. Rather, A-Mark is committed to the issuance and/or delivery of shares under such equity awards based on its assumption of the rights and obligations under the SGI equity compensation plans under which the original SGI awards were granted and related SGI award agreements.
Compensation of Directors
The board of directors has adopted a policy providing for cash-based compensation of non-employee directors. Director compensation will be reviewed by the board of directors annually and from time to time to ensure that compensation levels are fair and appropriate. In the future, the board of directors may consider granting equity awards as an element of non-employee director compensation. All directors are entitled to reimbursement by the Company for reasonable travel to and from meetings of the board of directors, and reasonable food and lodging expenses incurred in connection therewith and other reasonable expenses.
Under the current Director Compensation Policy, annual compensation of each non-employee director is as follows:

(1)	Cash retainer -- $60,000 per year;

(2)	Cash retainer for service as Chairman of Audit Committee or Chairman of Compensation Committee -- $10,000;

(3)	Cash retainer for service as Chairman of Nominating and Governance Committee -- $5,000; and

(4)	Cash retainer for service as member (other than Chairman) of Audit Committee or Compensation Committee -- $5,000.
No meeting fees are paid under the current Director Compensation Policy. Service as a member of a committee other than the Audit Committee or Compensation Committee does not result in additional compensation.
The Director Compensation Policy assumes service for a full year; directors who serve for less than the full year are entitled to receive a pro-rated portion of the applicable payment. Each “year”, for purposes of the Director Compensation Policy, will be deemed to begin on the date of our annual meeting of stockholders.
No equity awards are currently authorized as regular annual non-employee director compensation under the Director Compensation Policy. Jeffrey D. Benjamin, the Chairman of the Board, receives no additional cash compensation for service in that capacity under this Policy (he does receive the regular annual retainer for service as a non-employee director, however). In connection with the distribution, A-Mark replaced and adjusted an option previously granted to Mr. Benjamin by SGI, in his capacity as Chairman of the Board of SGI. Specifically, Mr. Benjamin's former option to purchase 500,000 shares of SGI common stock at $2.00 per share, originally granted on October 25, 2012, was replaced and adjusted to become an option to purchase 119,856 shares of A-Mark common stock at $8.35 per share. The SGI option was canceled. The A-Mark option had approximately the same aggregate exercise price and aggregate intrinsic value as the SGI option at the time of the distribution. The replacement option to purchase shares of A-Mark is vested as to 20% of the underlying shares (based on the vesting of 20% of the SGI option before the distribution), with the option to become vested as to the remaining 80% of the underlying shares in four equal annual installments based on Mr. Benjamin's service as a director of A-Mark (on October 25 in each of 2014, 2015, 2016 and 2017), and will expire on October 25, 2022, subject to accelerated vesting and earlier expiration in specified circumstances.

Each of the non-employee directors served as a non-employee director of SGI, prior to the spinoff. SGI compensated the non-employee directors during fiscal 2013 and prior to the spinoff under a policy substantially the same as the A-Mark policy described above.
Our directors serving in fiscal 2014 prior to the distribution received no compensation for such service, apart from payments in their capacity as employees of A-Mark or SGI.
The following table sets forth information regarding compensation earned by non-employee directors of the Company during fiscal 2014, paid by both A-Mark (for the period following the spinoff) and by SGI (for the period prior to the spinoff) .

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)
Jeffrey D. Benjamin	$52,500	(2)	$—	$—	$—	$52,500
Joel Anderson	$62,000	(2)	$—	$—	$—	$62,000
Ellis Landau	$78,000	(3)	$—	$—	$—	$78,000
William Montgomery	$68,000	(4)	$—	$—	$—	$68,000
John Moorhead	$78,000	(3)	$—	$—	$—	$78,000
Jess M. Ravich	$78,000	(3)	$—	$—	$—	$78,000

_________________________________
(1)
Excludes 119,856 stock options to purchase A-Mark shares at $8.35 per share granted to Mr. Benjamin as a replacement and adjustment of an option to purchase 500,000 SGI shares. At June 30, 2014, Mr. Benjamin’s option was vested and exercisable as to 23,972 shares and unvested and unexercisable as to 95,884 shares.

(2)	Of this amount, $15,000 was paid by A-Mark following the spinoff and the balance was paid by SGI prior to the spinoff.
(3)	Of this amount, $18,750 was paid by A-Mark following the spinoff and the balance was paid by SGI prior to the spinoff.
(4)	Of this amount, $16,250 was paid by A-Mark following the spinoff and the balance was paid by SGI prior to the spinoff.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables provide information with respect to the beneficial ownership of our common stock (our only class of outstanding capital stock) at September 15, 2014 by:

•	each of our directors;

•	each NEO named in the summary compensation table;

•	all of our current directors and executive officers as a group; and

•	each of our stockholders who has reported beneficial ownership of more than 5% of the outstanding class of our common stock.

Except as otherwise noted in the footnotes below, each person or entity identified in the tables reported having sole voting power and sole investment or dispositive power with respect to the shares of common stock reflected in the table.

Beneficial Ownership of Principal Stockholders

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Common Stock (1)
Joel R. Anderson (2) Charles C. Anderson Harold Anderson	727,016	10.4%
Jeffrey D. Benjamin (3)	789,332	11.3%
William A. Richardson (4)	1,012,728	14.5%
Gregory N. Roberts (5)	975,810	13.9%

_________________________________

(1)	All percentages have been calculated based on 6,962,742 shares of A-Mark common stock outstanding at September 15, 2014.

(2)
Beneficial ownership of Joel R. Anderson, Charles C. Anderson and Harold Anderson is based on their Schedule 13D with the SEC reporting their beneficial ownership of our outstanding common stock, as a group, at March 20, 2014 and additional advice provided to A-Mark by Joel R. Anderson. Based on such information, the group’s beneficial ownership of A-Mark common stock totaled 727,016 shares at March 20, 2014. Based on their Schedule 13D information, Joel R. Anderson had beneficial ownership of 304,553 shares, Charles C. Anderson had beneficial ownership of 366,338 shares, and Harold Anderson had beneficial ownership of 56,125 shares. The address of Joel R. and Charles C. Anderson is 202 North Court Street, Florence, Alabama 35630, and the address of Harold Anderson is 3101 Clairmont Road, Suite C, Atlanta, GA 30329.

(3)
Beneficial ownership of Jeffrey D. Benjamin is based on his amended Schedule 13D filed with the SEC reporting beneficial ownership of shares of A-Mark common stock at March 21, 2014 and additional advice provided to the Company. His beneficial ownership of A-Mark common stock totaled 789,332 shares, including 47,943 shares issuable to Mr. Benjamin upon exercise of stock options that are currently exercisable or will become exercisable within 60 days. The reported beneficial ownership also includes 250,000 shares held in a family trust as to which Mr. Benjamin neither has nor shares voting or dispositive power, as to which shares he disclaims beneficial ownership. Such beneficial ownership excludes 71,913 stock options that are not currently exercisable and will not become exercisable within 60 days. The address of Mr. Benjamin is 429 Santa Monica Blvd. Suite 230, Santa Monica, CA 90401.

(4)
Beneficial ownership of William A. Richardson is based on his amended Schedule 13D filed with the SEC reporting beneficial ownership of A-Mark common stock at March 21, 2014. His beneficial ownership of A-Mark common stock totaled 1,012,728 shares at March 21, 2014, including 778,938 shares owned directly by Silver Bow Ventures LLC (11.2% of the outstanding class) as to which Mr. Richardson shares voting and dispositive power with Gregory N. Roberts. The address of Mr. Richardson and Silver Bow Ventures LLC is 429 Santa Monica Blvd. Suite 230, Santa Monica, CA 90401.

(5)
Beneficial ownership of Gregory N. Roberts is based on his amended Schedule 13D filed with the SEC reporting beneficial ownership of A-Mark common stock at March 21, 2014 and additional advice provided to the Company. His beneficial ownership of A-Mark common stock totaled 975,810 shares, including 124,956 shares as to which Mr. Roberts shares voting and dispositive power with his wife and 778,938 shares owned directly by Silver Bow Ventures LLC (11.2% of the outstanding class) as to which Mr. Roberts shares voting and dispositive power with William Richardson, and including shares issuable to Mr. Roberts upon exercise of 71,916 options to acquire A-Mark common stock (as to which Mr. Roberts has sole voting and sole dispositive power).  The address of Mr. Roberts is 429 Santa Monica Blvd. Suite 230, Santa Monica, CA 90401.

Beneficial Ownership of Management

Name Beneficial Owner	Amount and Nature Of Beneficial Ownership		Percent of Outstanding Common Stock (1)
Joel R. Anderson (2)	727,016		10.4%
Jeffrey D. Benjamin (3)	789,332		11.3%
Ellis Landau	179,025		2.6%
William Montgomery	248,662	(4)	3.6%
John U. Moorhead	18,272		*
Jess M. Ravich	257,226		3.7%
Gregory N. Roberts (5)	975,810		13.9%
Thor G. Gjerdrum	36,768	(6)	*
David W.G. Madge	—		*
Carol Meltzer	65,284	(7)	*
Gianluca Marzola	—		*
All current directors and executive officers as a group (11 persons)	3,297,395	(8)	46.5%

_________________________________
*	Less than 1%.

(1)	See footnote (1) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(2)	See footnote (2) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(3)	See footnote (3) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(4)
Includes 177,745 shares that would be held in a trust as to which Mr. Montgomery has no voting power and limited dispositive power, and as to which shares Mr. Montgomery disclaims beneficial ownership.

(5)	See footnote (5) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(6)
Excludes shares subject to 2,997 stock appreciation rights that are currently exercisable. The number of shares of common stock that could be acquired by exercise of the stock appreciation rights varies with the market price of A-Mark common stock, and therefore cannot currently be determined. Based on market prices at September 15, 2014, the stock appreciation rights would have been “out of the money” and, therefore, no shares could have been acquired by exercise of such rights. Excludes shares that would be issuable in settlement of 14,383 RSUs, which RSUs will not vest and be settleable within 60 days.

(7)	Includes 14,383 shares issuable upon exercise of stock options that are currently exercisable.

(8)
Includes 134,242 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days. Excludes shares that would be issuable upon exercise of 71,913 stock options or settlement of 14,383 RSUs that are not exercisable or settleable and will not become exercisable or settleable within 60 days, and excludes shares subject to 2,997 stock appreciation rights (see footnote (6) above).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements with SGI
Since the spinoff in March 2014, A-Mark and SGI have operated independently of each other, and neither has any ownership interest in the other. During fiscal 2014, A-Mark and SGI entered into agreements to govern their relationship and provide for an orderly transition, as described below. The terms of these agreements were determined before the spinoff, at times when A-Mark remained a wholly owned subsidiary of SGI.

Distribution Agreement
    A-Mark entered into a separation and distribution agreement, referred to as the distribution agreement, with SGI, which set forth the principal actions taken in connection with the distribution by SGI of all A-Mark common stock in the spinoff, and also governs A-Mark's ongoing relationship with SGI following the spinoff.
A-Mark–SGI Arrangements. All agreements, arrangements, commitments and understandings, including most intercompany accounts payable or accounts receivable, between A-Mark and its subsidiaries and other affiliates, on the one hand, and SGI and its other subsidiaries and other affiliates, on the other hand, terminated effective as of the distribution, except certain agreements and arrangements that we and SGI expressly provided would survive the distribution.
The Distribution. The distribution agreement governed the rights and obligations of the parties regarding the distribution. Prior to the spinoff, SGI delivered all of the issued and outstanding A-Mark common stock to the distribution agent, which then electronically delivered those shares of A-Mark common stock to entitled SGI shareholders based on the applicable distribution ratio.
Exchange of Information. A-Mark and SGI also agreed to provide each other with access to information in the other party's possession or control owned by such party and created prior to the distribution date, or as may be reasonably necessary to comply with reporting, disclosure, filing or other requirements of any national securities exchange or governmental authority, for use in judicial, regulatory, administrative and other proceedings and to satisfy audit, accounting, litigation and other similar requests. A-Mark and SGI also agreed to retain such information in accordance with our respective record retention policies for at least seven years. Until the end of the first full fiscal year following the distribution, each party also agreed to use its reasonable best efforts to assist the other with respect to its financial reporting and audit obligations.
Release of Claims; Indemnification. A-Mark and SGI agreed to broad releases pursuant to which each released the other and its affiliates, successors and assigns and their respective shareholders, directors, officers, agents and employees from any claims against any of them that arise out of or relate to events, circumstances or actions occurring or failing to occur or any conditions existing at or prior to the time of the distribution. These releases will be subject to certain exceptions set forth in the distribution Agreement. A-Mark and SGI agreed to indemnify each other and each other’s current and former directors, officers and employees against certain liabilities in connection with the distribution and each other’s respective businesses.
Tax Separation Agreement
Prior to the distribution, A-Mark and SGI entered into a Tax Separation Agreement that governs the respective rights, responsibilities and obligations of SGI and A-Mark with respect to, among other things, liabilities for U.S. federal, state, local and other taxes. In addition to the allocation of tax liabilities, the Tax Separation Agreement addresses the preparation and filing of tax returns for such taxes and disputes with taxing authorities regarding such taxes. Under the terms of the Tax Separation Agreement, SGI must prepare and file tax returns for tax periods ending prior to the distribution date and for tax periods which include the distribution date but end after the distribution date, which include A-Mark and its subsidiaries. These tax returns are to be prepared on a basis consistent with past practices. A-Mark must cooperate in the preparation of these tax returns and a have an opportunity to review and comment on these returns prior to filing. A-Mark must pay all taxes attributable to A-Mark and its subsidiaries, and is entitled to any refund with respect to taxes it has paid.
Pursuant to the Tax Separation Agreement A-Mark and SGI agreed not to: (i) enter into or approve proposed acquisition transactions within the meaning of Section 355(e) of the Internal Revenue Code, including merging or consolidating where another party may acquire more than 35%, by vote or value of its common stock; (ii) liquidate or partially liquidate; (iii) discontinue, sell or materially change its business; (iv) sell or otherwise dispose of more than 35% of its gross assets, or (v) engage in other actions, which could jeopardize the tax free nature of the distribution by SGI, for a period of 25 months from the distribution date, without the approval of the other party or obtaining a favorable private letter ruling from the Internal Revenue Service or an unqualified tax opinion that such actions will not result the distribution becoming taxable to SGI and its shareholders, or a waiver from the other party.
The Tax Separation Agreement also contains agreements concerning cooperation in the preparation and filing of tax returns; the determination of taxes attributable to and payable by A-Mark; handling of tax audits; retention and access of records necessary for the preparation and filing of tax returns, the determination of tax attributes of each of A-Mark and SGI, and indemnification obligations of A-Mark and SGI related to their respective tax obligations and breaches of the Agreement.

Secondment Agreement
Under the terms of the Secondment Agreement entered into between SGI and A-Mark, A-Mark agreed to make Gregory N. Roberts, our Chief Executive Officer, and Carol Meltzer, our Executive Vice President, General Counsel and Secretary, available to SGI for the performance of specified management and professional services following the spinoff, in exchange for an aggregate monthly secondment fee of $150,000 payable by SGI and reimbursement by SGI of certain bonus payments. Neither Mr. Roberts nor Ms. Meltzer is to devote more than 20% of their professional working time on a monthly basis to SGI and in no event will the performance of services for SGI interfere with the performance of the duties and responsibilities of Mr. Roberts and Ms. Meltzer to A-Mark. In addition, to the services to be provided under the Secondment Agreement, both Mr. Roberts and Ms. Meltzer are permitted to serve as officers and directors of SGI since the spinoff. The Secondment Agreement will terminate on June 30, 2016 and is subject to earlier termination under certain circumstances. Under the Secondment Agreement, SGI is obligated to reimburse A-Mark for the portion of the performance bonus payable under Mr. Roberts’ employment agreement with A-Mark attributable to pre-tax profits of SGI. See "Compensation Discussion and Analysis."
Replacement of SGI Equity Awards; Expenses of the spinoff
In connection with the spinoff, A-Mark agreed to replace all outstanding equity awards relating to SGI common stock with equity awards relating to A-Mark common stock. Under the Distribution Agreement, SGI agreed to pay the cost, fees and expenses of the spinoff. The replacement of outstanding equity awards in the spinoff is described in Item 11 under the caption "Treatment of Equity-Based Compensation as a Result of the Spinoff." A portion of the replaced equity awards were held by employees of or service providers to SGI who did not become employees of or service providers to A-Mark following the spinoff. A total of 80,306 RSUs and 32,903 stock options relating to A-Mark common stock were granted in March 2014 by A-Mark to such SGI employees and service providers. However, A-Mark does not recognize compensation cost for financial reporting purposes relating to the awards replaced by A-Mark following the Distribution which were held by persons who remained employees of SGI.
Other Related Party Transactions
Sales and Purchases Made to Affiliate Companies
During the years ended June 30, 2014, 2013 and 2012, the Company made sales and purchases to the following companies in amounts set forth below. These companies and A-Mark were under common control (common ownership and management) through the date of Distribution and therefore the transactions constitute related party transactions. The companies: Calzona Ventures, LLC ("Calzona"), Spectrum Numismatics International, Inc. ("SNI"), Stack's-Bowers Numismatics, LLC ("Stack's Bower") and Teletrade Inc. ("Teletrade") are entities consolidated by our Former Parent company, SGI. All except Calzona, which is considered a variable interest entity, are wholly-owned subsidiaries of SGI.

in thousands
Years Ended June 30,	2014		2013		2012
	Sales	Purchases	Sales	Purchases	Sales	Purchases
Related Party Company
Calzona	$5,018	$464	$1,362	$—	$—	$—
SNI	7,179	5,977	7,527	2,211	7,970	10,426
Stack's Bower	2,241	3,356	3,363	4,270	3,680	4,231
Teletrade	2,505	1,854	11,486	1,652	899	176
Related party, total	$16,943	$11,651	$23,738	$8,133	$12,549	$14,833

As of June 30, 2014 and June 30, 2013, the Company's had related party receivables and payables balance as set forth below:

in thousands
June 30,	2014			2013
	Receivable		Payable	Receivable	Payable
Related Party Company
Calzona	$—		$67	$—	$171
SNI	—		72	104	—
Stack's Bower	2,563	(1)	—	126	—
Teletrade	—		133	—	73
SGI (Former Parent)	3,289		—	—	9,520
Related party, total	$5,852		$272	$230	$9,764
____________________
(1) Includes a secured short-term loan receivable totaling $2.562 million bearing interest of 5.5% per annum, which was paid off in full, plus accrued interest, on August 19, 2014 (see Note 3).

During the years ended June 30, 2014, 2013 and 2012, the Company incurred $0.5 million, $0.8 million and $0.7 million, respectively, of corporate overhead charges, which were SNI based on the Former Parent's annual budget, due monthly, and were included in selling, general and administrative expenses in the consolidated statements of income.
The amounts payable under the Company's income tax sharing obligation payable to SGI, totaled $0.0 million, and $8.5 million as of June 30, 2014 and June 30, 2013, respectively, and is shown on the face of the consolidated balance sheets as income taxes payable to Former Parent. The amounts receivable under the Company's income tax sharing obligation due from SGI, totaled $3.1 million, and $0.0 million as of June 30, 2014 and June 30, 2013, respectively, and is shown on the face of the consolidated balance sheets as income taxes receivable from Former Parent.
During the years ended June 30, 2014 and 2013, the Company paid $10.0 million, and $15.0 million, respectively, of dividends to SGI, in respects to dividends declared prior to the spinoff. The Company has not made a determination regarding our policy on the payment of dividends following the spinoff.
Purchase of A-Mark Shares from Certain Substantial Stockholders
On February 26, 2014, A-Mark entered into a Purchase Agreement with Afinsa Bienes Tangibles, S.A. En Liquidacion (“Afinsa”), Auctentia, S.L. (“Auctenia”, Afinsa’s wholly owned subsidiary) and SGI pursuant to which SGI agreed to purchase all shares of SGI common stock held by Afinsa and Auctentia (which together then beneficially owned approximately 9.7% of SGI’s outstanding common stock), for an aggregate purchase price of $6.4 million, payable in cash at two closings and plus interest from February 26, 2014. Under the Purchase Agreement, Afinsa and Auctentia agreed to sell to A-Mark any shares of common stock of A-Mark received by Afinsa and Auctentia in the then proposed spinoff. SGI purchased 50% of the shares of SGI common stock held by Afinsa and Auctentia for $2.10 per SGI share in cash in February 2014. The purchase of those shares by SGI terminated any rights of the sellers to receive shares of A-Mark common stock as a distribution in the spinoff (which occurred in March 2014).

On June 4, 2014, A-Mark and the other parties entered into an amendment to the Purchase Agreement under which, among other things, SGI agreed to purchase all shares of SGI’s common stock held by Afinsa and Auctentia, and Afinsa and Auctentia agreed to sell to A-Mark 379,033 shares of A-Mark common stock received by Afinsa and Auctentia in the spinoff. Under this amendment, on June 4, 2014, A-Mark purchased 5,520 shares of A-Mark common stock from Afinsa and 373,513 shares of A-Mark common stock from Auctentia for an aggregate purchase price of $2.2 million, plus interest in the amount of $0.02 million from February 26, 2014 at the rate of 4% per annum. As a result of that purchase by A-Mark, Afinsa and Auctentia ceased holding any shares of A-Mark common stock.

Policy and Procedures Governing Related Party Transactions
Our Board of Directors has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “Statement of Policy Regarding Transactions with Related Persons.” Our policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our general counsel any proposed “related person transaction” (defined as any transaction or series of related transactions that is reportable by us under Item 404(a) of Regulation S-K in which we are or will be a participant and the amount involved exceeds $120,000) in which such related person has or will have a direct or indirect material interest, together with all material facts with respect thereto. The general counsel must promptly communicate such information to our Audit Committee (references in this paragraph to the Audit Committee include any another independent body of our Board of Directors, which may act instead of the Audit Committee). No related-person transaction will be entered into without the approval or ratification of our Audit Committee. It is our policy that directors interested in a related-person transaction will recuse themselves from any such vote. Our policy does not specify the standards to be applied by our Audit Committee in determining whether or not to approve or ratify a related-person transaction, and we accordingly anticipate that these determinations will be made in accordance with principles of Delaware law generally applicable to directors of a Delaware corporation.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
BDO USA, LLP audited the Company's consolidated financial statements for the fiscal year ended June 30, 2014, and has served as our independent registered public accounting firm since February 20, 2014 .
KPMG LLP audited the Company's consolidated financial statements for the fiscal year ended June 30, 2013 and served as our independent registered public accounting firm until February 20, 2014.
Fees to Independent Registered Public Accounting Firm for Fiscal Years 2014 and 2013
The following table sets forth by fee category the aggregate fees for professional services rendered by (i) BDO LLP for the fiscal year ended June 30, 2014 and (ii) KPMG LLP for the fiscal year ended June 30, 2013 and for the period from July 2013 through February 2014.

in thousands
Years Ended June 30,	2014	2013
Fee Category	BDO LLP	KPMG LLP
Audit fees (1)	$490	$487
Audit-related fees (2)	$—	26
Tax fees (3)	$—	—
All other fees (4)	$—	—
Total	$490	$513

_________________________________

(1)
 Audit fees consisted of services rendered by the principal accountant for the audit and reviews of our annual and quarterly condensed consolidated financial statements. Such audit fees exclude fees of $488,000 charged by KPMG LLP related to audit services of SGI conducted for fiscal year 2013, and exclude fees of $250,000 charged by BDO LLP related audit services performed in connection with the issuance of the Company's Form S-1 conducted in fiscal year 2014, which were paid by SGI.

(2)
Audit-related fees includes the aggregate fees for assurance and related services provided that are reasonably related to the performance of the audits or reviews of the financial statements and which are not reported above under “Audit fees.”

(3)
Tax tees consists of professional services rendered for tax compliance, tax planning, tax advice, and value added tax process review. The services for the fees disclosed under this category include tax return preparation, research and technical tax advice.

(4)	All other fees includes the aggregate fees for products and services provided that are not reported above under “Audit fees,” “Audit-related fees” or “Tax fees.”

Pre-Approval Policy
In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee established policies and procedures under which all audit and non-audit services performed by the Company's principal accountants must be approved in advance by the Audit Committee. As provided in the Sarbanes-Oxley Act, all audit and non-audit services must be pre-approved by the Audit Committee in accordance with these policies and procedures.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

2.	Financial Statements Schedules

None.

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The information called for by this item is incorporated herein by reference to the Exhibit Index in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	September 26, 2014	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

	September 26, 2014	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Gianluca Marzola
			Name:	Gianluca Marzola
			Title:	Chief Accounting Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Chairman of the Board	September 26, 2014
Jeffrey D. Benjamin

/s/ Gregory N. Roberts	Chief Executive Officer and Director	September 26, 2014
Gregory N. Roberts	(Principal Executive Officer)

/s/ Gianluca Marzola	Chief Accounting Officer	September 26, 2014
Gianluca Marzola	(Principal Financial Officer)

/s/ Joel R. Anderson	Director	September 26, 2014
Joel R. Anderson

/s/ Ellis Landau	Director	September 26, 2014
Ellis Landau

/s/ William Montgomery	Director	September 26, 2014
William Montgomery

/s/ John U. Moorhead	Director	September 26, 2014
John U. Moorhead

/s/ Jess M. Ravich	Director	September 26, 2014
Jess M. Ravich

EXHIBIT INDEX

Regulation S-K Exhibit Table Item No.	Description of Exhibit
2.1
Separation and Distribution Agreement between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1; Registration No. 333-192260.

3.1	Amended and Restated Certificate of Incorporation of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1; Registration No. 333-192260.
3.3	Amended and Restated Bylaws of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1; Registration No. 333-192260.
10.1
Secondment Agreement between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1; Registration No. 333-192260.

10.2
Memorandum of Tax Sharing Agreement, dated as of June 23, 2011, between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1; Registration No. 333-192260.

10.3
Tax Separation Agreement between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1; Registration No. 333-192260.

10.4
Second Amended And Restated Collateral Agency and Intercreditor Agreement, dated September 4, 2014, by and among BNP Paribas, RB International Finance (USA) LLC, f/k/a RZB Finance LLC, Natixis, New York Branch, ABN AMRO Capital USA LLLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, HSBC Bank USA, N.A., Brown Brothers Harriman & Co., and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.1 to the 8-K filed with the SEC on September 16, 2014.

10.5
Second Amended and Restated General Security Agreement, by and among BNP Paribas, RB International Finance (USA) LLC, f/k/a RZB Finance LLC, Natixis, New York Branch, ABN AMRO Capital USA LLC, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, HSBC Bank USA, N.A., Brown Brothers Harriman & Co., and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.4 to the 8-K filed with the SEC on September 16, 2014.

10.6
Promissory Note, dated August 22, 2014, in the principal amount of U.S.$50,000,000, between Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.,“Rabobank Nederland”, New York Branch, and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.2 to the 8-K filed with the SEC on September 16, 2014.

10.7
Line Letter, dated August 22, 2014, between Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.3 to the 8-K filed with the SEC on September 16, 2014.

10.8
Second Amendment to Line Letter and Consent, dated as of August 3, 2012 between ABN AMRO CAPTITAL USA LLC and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.26 of the Registration Statement on Form S-1; Registration No. 333-192260.

10.9
Revised Terms and Conditions to Extend a Demand Line of Credit in Favor of A-Mark Precious Metals, Inc., dated September 12, 2012 with Brown Brothers Harriman & Co. Incorporated by reference to Exhibit 10.27 of the Registration Statement on Form S-1; Registration No. 333-192260.

10.10
Replacement Promissory Note, dated March 31, 2011, between BNP Paribas and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1; Registration No. 333-192260.

10.11
Amended and Restated Master Line Letter, dated August 21, 2002, between Natixis, New York Branch (f/k/a Natexis Banques Populaires, New York Branch) and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.29 of the Registration Statement on Form S-1; Registration No. 333-192260.

10.12
Replacement Promissory Note, dated May 10, 2011, between RB International Finance (USA) LLC f/k/a RZB Finance LLC and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1; Registration No. 333-192260.

10.13	ABN AMRO Line Letter, dated March 18, 2011. Incorporated by reference to Exhibit 10.31 of the Registration Statement on Form S-1; Registration No. 333-192260.
10.14	ABN AMRO Line Letter, dated April 21, 2011. Incorporated by reference to Exhibit 10.32 of the Registration Statement on Form S-1; Registration No. 333-192260.
10.15	ABN AMRO Second Amendment to Line Letter and consent, dated August 3, 2012. Incorporated by reference to Exhibit 10.33 of the Registration Statement on Form S-1; Registration No. 333-192260.
10.16	Fortis Capital Corp. Replacement Promissory Note, dated January 2008. Incorporated by reference to Exhibit 10.34 of the Registration Statement on Form S-1; Registration No. 333-192260.
10.17	Non-Employee Director Compensation Policy of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.36 of the Registration Statement on Form S-1; Registration No. 333-192260.

Regulation S-K Exhibit Table Item No.		Description of Exhibit
10.18
Amended and Restated Employment Agreement, dated as of February 28, 2013, by and among A-Mark Precious Metals, Inc., Collateral Finance Corporation, Spectrum Group International, Inc. and Thor C. Gjerdrum. Incorporated by reference to Exhibit 10.37 of the Registration Statement on Form S-1; Registration No. 333-192260.

10.19	*
Amendment No. 1 to Amended and Restated Employment Agreement, effective as of March 14, 2014, by and among A-Mark Precious Metals, Inc., Collateral Finance Corporation, Spectrum Group International, Inc. and Thor C. Gjerdrum.

10.20	*	Employment Agreement, effective as of March 14, 2014, by and between Greg Roberts and A-Mark Precious Metals, Inc.
10.21
Employment Agreement, dated August 29, 2011, by and between A-Mark Precious Metals, Inc. and David Madge. Incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1; Registration No. 333-192260.

10.22		Form of 2014 Stock Award and Incentive Plan of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1; Registration No. 333-192260.
16.1		Letter from BDO USA, LLP, dated November 8, 2013. Inc. Incorporated by reference to Exhibit 16.1 of the Registration Statement on Form S-1; Registration No. 333-192260.
21	*	List of Subsidiaries of A-Mark Precious Metals, Inc.
23.1	*	Consent of KPMG LLP, an independent registered public accounting firm.
31.1	*	Certification by the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification by Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Calculation Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________________
*	Filed herewith

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(D) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

DEFAULTS UPON SENIOR SECURITIES
None.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.