Form 10-Q
period 2014-09-30
A-Mark Precious Metals, Inc.
filed 2014-11-07
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

As of November 5, 2014, the registrant had 6,962,742 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2014	June 30, 2014

ASSETS
Current assets:
Cash	$4,657	$13,193
Receivables, net	143,482	102,824

Inventories:
Inventories	138,627	150,944
Restricted inventories	20,613	24,610
	159,240	175,554
Income taxes receivable from Former Parent	3,139	3,139
Prepaid expenses and other assets	728	613
Total current assets	311,246	295,323
Property and equipment, net	1,599	1,678
Goodwill	4,884	4,884
Intangibles, net	2,657	2,753
Investments	1,611	500
Total assets	$321,997	$305,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$128,000	$135,200
Liability on borrowed metals	11,998	8,709
Product financing arrangement	20,613	24,610
Accounts payable	104,922	77,426
Accrued liabilities	3,935	6,070
Income taxes payable	384	2,178
Deferred tax liability - current	1,456	1,456
Total current liabilities	271,308	255,649
Deferred tax liabilities	33	33
Total liabilities	271,341	255,682
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of September 30, 2014 and June 30, 2014	—	—
Common Stock, par value $0.01; 40,000,000 authorized; 6,962,742 and 6,962,742 issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	70	70
Additional paid-in capital	22,379	22,317
Retaining earnings	28,207	27,069
Total stockholders’ equity	50,656	49,456
Total liabilities and stockholders’ equity	$321,997	$305,138

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

	Three Months Ended
	September 30, 2014	September 30, 2013
Revenues	$1,453,466	$1,496,025
Cost of sales	1,447,736	1,488,996
Gross profit	5,730	7,029

Selling, general and administrative expenses	(4,219)	(3,648)
Interest income	1,477	1,457
Interest expense	(1,063)	(988)
Unrealized gains (losses) on foreign exchange	(9)	36
Net income before provision for income taxes	1,916	3,886
Provision for income taxes	(778)	(1,520)
Net income	$1,138	$2,366

Basic and diluted income per share:
Basic - net income	$0.16	$0.31
Diluted - net income	$0.16	$0.30
Weighted average shares outstanding:
Basic	6,962,742	7,729,500
Diluted	7,065,700	7,875,250

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, June 30, 2014	6,962,742	$70	$22,317	$27,069	$49,456
Net income	—	—	—	1,138	1,138
Share-based compensation	—	—	62	—	62
Balance, September 30, 2014	6,962,742	$70	$22,379	$28,207	$50,656

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

Three Months Ended September 30,	2014	2013
Cash flows from operating activities:
Net Income	$1,138	$2,366
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	228	220
Interest added to principal of secured loans	(91)	—
Provision for doubtful accounts	—	(72)
Share-based compensation	62	37
Changes in assets and liabilities:
Receivables	(38,758)	46,937
Inventories	16,314	(12,988)
Prepaid expenses and other current assets	(115)	(242)
Accounts payable	27,496	(37,879)
Liabilities on borrowed metals	3,289	(6,809)
Accrued liabilities	(2,135)	(1,245)
Receivable from/ payables to Former Parent	—	(1,329)
Income taxes payables	(1,794)	—
Net cash provided by (used in) operating activities	5,634	(11,004)
Cash flows from investing activities:
Capital expenditures for property and equipment	(53)	(196)
Purchase of cost method investment	(1,111)	—
Secured loans acquired	(3,669)	(350)
Principal collections on secured loans acquired	1,860	—
Net cash used in investing activities	(2,973)	(546)
Cash flows from financing activities:
Product financing arrangement, net	(3,997)	6,902
Dividends paid to Former Parent	—	(5,000)
Borrowings (repayments) under lines of credit, net	(7,200)	4,700
Net cash (used in) provided by financing activities	(11,197)	6,602

Net decrease in cash and cash equivalents	(8,536)	(4,948)
Cash and cash equivalents, beginning of period	13,193	21,565
Cash and cash equivalents, end of period	$4,657	$16,617
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$1,003	$774
Income taxes	$2,572	$2,800
Non-cash investing and financing activities:
Interest added to principal of secured loans	$91	$—
Secured loans received in satisfaction of customer receivable	$—	$12,800
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
Through its wholly owned subsidiary, Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, the Company offers loans on precious metals, rare coins and other collectibles collateral to coin dealers, collectors and investors, most of whom are active customers of A-Mark. Through its wholly owned subsidiary, A-Mark Trading AG (“AMTAG”), the Company promotes A-Mark bullion products throughout the European continent. Transcontinental Depository Services (“TDS”), also a wholly owned subsidiary of the Company, offers worldwide storage solutions to institutions, dealers and consumers.
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
As a result of the Distribution, the Company became a publicly traded company independent from SGI. On March 17, 2014, A-Mark’s shares of common stock commenced trading on the NASDAQ Global Select Market under the symbol "AMRK." An aggregate of 7,402,664 shares of A-Mark common stock were distributed in the Distribution. All share and per share information has been retrospectively adjusted to give effect to the Distribution, determined based on the Former Parent's common shares outstanding for the periods presented prior to the Distribution multiplied by distribution ratio of one share of the Company's common stock for every four shares of the Former Parent's common stock, and determined based on A-Mark's common shares outstanding after the Distribution.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “2014 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2014 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2014 Annual Report.
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

Foreign Currency
The functional currency of the Company is the United States dollar ("USD"). The Company's wholly-owned foreign subsidiary, AMTAG, maintains its books of record in Euros. The Company remeasures the financial statements of AMTAG into USD. The remeasurement of local currency amounts into USD creates remeasurement gains and losses are included in the condensed consolidated statements of income.
To manage the effect of foreign currency exchange fluctuations, the Company utilized foreign currency forward contracts. These derivatives generate gains and losses when they are settled and/or when they are marked to market. The change in the value in the derivative instruments is shown on the face of the condensed consolidated statements of income as unrealized net gains (losses) on foreign exchange.
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
Concentration of Customers
Customers providing 10 percent or more of the Company's revenues for the three months ended September 30, 2014 and 2013 are listed below:

in thousands
	Three Months Ended
	September 30, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
Total revenue	$1,453,466	100.0%	$1,496,025	100.0%
Customer concentrations
HSBC Bank USA	$534,538	36.8%	$312,545	20.9%
US Mint	109,223	7.5	168,680	11.3
Total	$643,761	44.3%	$481,225	32.2%
Customers providing 10 percent or more of the Company's accounts receivable, excluding $38.6 million and $41.3 million of secured loans and derivative assets of $46.2 million and $22.2 million, as of September 30, 2014 and June 30, 2014, respectively, are listed below:

in thousands
	September 30, 2014		June 30, 2014

	Amount	Percent	Amount	Percent
Total accounts receivable, net (excluding secured loans and derivative assets)	$58,676	100.0%	$39,409	100.0%
Customer concentrations
United States Mint	$38,127	65.0%	$—	—%
Veris Gold	7,103	12.1	—	—
Total	$45,230	77.1%	$—	—%

Customers providing 10 percent or more of the Company's secured loans as of September 30, 2014 and June 30, 2014, respectively, are listed below:

in thousands
	September 30, 2014		June 30, 2014

	Amount	Percent	Amount	Percent
Total secured loans	$38,627	100.0%	$41,261	100.0%
Customer concentrations
Customer A	$5,640	14.6%	$3,771	9.1%
Customer B	4,200	10.9	4,200	10.2
Customer C	4,075	10.5	4,103	10.0
Total	$13,915	36.0%	$12,074	29.3%
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
The Company’s inventories, except for certain lower of cost or market basis products (as discussed below), are subsequently recorded at their fair market values, that is, "marked-to-market". The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the condensed consolidated statements of income.
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is more influenced by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. As of September 30, 2014 and June 30, 2014 the premium component included in inventory was $2.8 million and $3.3 million, respectively. Our commemorative coin inventory totaled $0.8 million and $2.6 million as of September 30, 2014 and June 30, 2014, respectively. (See Note 4). Neither the commemorative coin inventory nor the premium component of our inventory is hedged.
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $12.0 million and $8.7 million, respectively as of September 30, 2014 and June 30, 2014. The Company mitigates market risk of its physical inventories through commodity hedge transactions. The Company also protects substantially all of its physical inventories from market risk through commodity hedge transactions (see Note 11).
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metals loaned. Inventories loaned under consignment arrangements to customers as of September 30, 2014 and June 30, 2014 totaled $4.3 million and $11.1 million. Such inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially, all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.
Inventory includes amounts for obligations under product financing agreement. The Company enters into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted and the Company is allowed to repurchase the inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense in the condensed consolidated statements of income. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of precious metals sold. Such obligation totaled $20.6 million and $24.6 million as of September 30, 2014 and June 30, 2014, respectively.

The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may terminate any such arrangement with 14 days notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2014 and June 30, 2014, included within inventory is $26.1 million and $24.6 million, respectively, of precious metals products subject to repurchase.
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
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. As of September 30, 2014 and June 30, 2014, the Company had no impairments.
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
Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of September 30, 2014 and June 30, 2014, management concluded that an impairment write-down was not required.
Investments
Investments into ownership interest in noncontrolled entities that do not have readily determinable fair values (i.e., non-marketable equity securities) under Cost Method Investments Topic 325-20 of the ASC ("ASC 325-20") are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company assesses all cost-method investments for impairment quarterly. Below is a summary of the Company's cost-method investments.
On February 18, 2014, the Company purchased 2.5% of issued and outstanding Class A common stock of a nonpublic, online retailer of generic gold and silver coins and bullion (and a customer of the Company) for $0.5 million. On September 19, 2014, the Company entered into an agreement with a separate customer (also a nonpublic, online retailer of generic gold and silver coins and bullion) to purchase up to 9% of its issued and outstanding common stock, on a fully diluted basis, in two tranches, for an aggregate purchase price of $2.0 million. The closing of the first tranche of the second transaction, for 5% of the retailer's issued and outstanding common stock at a purchase price equal to $1.1 million, took place on September 19, 2014. The closing of the second tranche of the second transaction, for 4% of the retailer's issued and outstanding common stock at a purchase price equal to $0.9 million, will take place on prior to February 15, 2015; provided that A-Mark’s obligation to close the second tranche is subject to various conditions relating to minimum sales and gross profit during the preceding six months.
In connection with both transactions, the Company entered into exclusive supplier agreements, pursuant to which the retailers will purchase all bullion products required for their respective businesses exclusively from A-Mark for a period of 5.0 years and 3.0 years, respectively (subject to renewal and earlier termination under certain circumstances). In the case of the second transaction, A-Mark (i) will continue to provide fulfillment services to the retailer under the terms of a previously existing fulfillment agreement, and (ii) has the right to appoint a board member to the board of directors of the retailer.
As of September 30, 2014, the aggregate carrying amount of the Company’s cost-method investments was $1.6 million. There were no identifiable events or changes in circumstances that may have had a significant adverse effect on the fair value. As a result, no impairment loss was recorded, nor were any dividends received during the three months ended September 30, 2014. For the three months ended September 30, 2014 the Company had aggregate sales of $87.9 million and aggregate purchases of $65.5 million, respectively, with these entities. For the three months ended September 30, 2013 the Company had aggregate sales of $36.3 million and aggregate purchases of $14.5 million, respectively, with these entities. As of September 30, 2014, the aggregate balance of payables due to and the aggregate balance of receivables due from these entities totaled $12.4 million and $11.0 million, respectively. As of June 30, 2014, the aggregate balance of payables due to and the aggregate balance of receivables due from these entities totaled $3.5 million and $2.6 million, respectively.
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
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2014 and June 30, 2014.

in thousands
	September 30, 2014		June 30, 2014
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$4,657	$4,657	$13,193	$13,193
Receivables, advances receivables and secured loans	97,273	97,273	80,640	80,640
Derivative assets - open sale and purchase commitments, net, included in receivable	2,628	2,628	22,170	22,170
Derivative assets - futures contracts included in receivable	27,071	27,071	—	—
Derivative assets - forward contracts included in receivable	16,510	16,510	14	14
Income taxes receivable from Former Parent	3,139	3,139	3,139	3,139
Financial liabilities:
Lines of credit	$128,000	$128,000	$135,200	$135,200
Liability for borrowed metals	11,998	11,998	8,709	8,709
Product financing obligation	20,613	20,613	24,610	24,610
Derivative liabilities - open sale and purchase commitments, net, included in payables	49,139	49,139	848	848
Derivative liabilities - futures contracts included in payables	—	—	8,078	8,078
Derivative liabilities - forward contracts included in payables	—	—	14,873	14,873
Accounts payable, margin accounts, advances and other payables	55,783	55,783	53,627	53,627
Accrued liabilities	3,935	3,935	6,070	6,070
The fair values of the financial instruments shown in the above table as of September 30, 2014 and June 30, 2014 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.

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
Product Financing Obligations. Product financing obligations consist of financing agreements for the transfer and subsequent re-acquisition of the sale of gold and silver at a fixed price to a third party. Such transactions allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation, which is carried at fair value. The obligation is stated at the amount required to repurchase the outstanding inventory. Fair value is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Product financing obligations are classified in Level 1 of the valuation hierarchy.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and June 30, 2014 aggregated by the level in the fair value hierarchy within which the measurements fall:

	September 30, 2014
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Inventory (1)	$158,424	$—	$—	$158,424
Derivative assets — open sale and purchase commitments, net	2,628	—	—	2,628
Derivative assets — futures contracts	27,071	—	—	27,071
Derivative assets — forward contracts	16,510	—	—	16,510
Total assets valued at fair value	$204,633	$—	$—	$204,633
Liabilities:
Liability on borrowed metals	$11,998	$—	$—	$11,998
Product financing arrangement	20,613	—	—	20,613
Liability on margin accounts	5,333	—	—	5,333
Derivative liabilities — open sales and purchase commitments, net	49,139	—	—	49,139
Total liabilities, valued at fair value	$87,083	$—	$—	$87,083
____________________
(1) Commemorative coin inventory totaling $0.8 million is held at lower of cost or market and is thus excluded from this table.

	June 30, 2014
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Inventory	$172,990	$—	$—	$172,990
Derivative assets — open sale and purchase commitments, net	22,170	—	—	—
Derivative assets — forward contracts	14	—	—	14
Total assets, valued at fair value	$195,174	$—	$—	$195,174
Liabilities:
Liability on borrowed metals	$8,709	$—	$—	$8,709
Product financing arrangement	24,610	—	—	24,610
Liability on margin accounts	8,983	—	—	8,983
Derivative liabilities — open sale and purchase commitments, net	848	—	—	848
Derivative liabilities — futures contracts	8,078	—	—	8,078
Derivative liabilities — forward contracts	14,873	—	—	14,873
Total liabilities valued at fair value	$66,101	$—	$—	$66,101
____________________
(1) Commemorative coin inventory totaling $2.6 million is held at lower of cost or market and is thus excluded from this table.
There were no transfers in or out of Level 2 or 3 during the three months ended September 30, 2014.

Assets Measured at Fair Value on a Non-Recurring Basis
Company's goodwill and other intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value if they are impaired. As of September 30, 2014, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the three months ended September 30, 2014.
The Company's investments in ownership interests in noncontrolled entities do not have readily determinable fair values and were initially recorded at cost, $1.6 million, in aggregate. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the materiality of the instruments to the Company. There were no gains or losses recognized in earnings associated with the Company's ownership interests in noncontrolled entities during the three months ended September 30, 2014.
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
The Company incurs financing fees (classified as interest expense) as a result of its product financing arrangements for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. During the term of this type of financing agreement, a third party finance company holds the Company's inventory as collateral, with the intent to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation. In addition, the Company incurs a financing fee related to custodial storage facility charges related to the transferred collateral inventory; this collateral is classified as restricted inventory on our condensed consolidated balance sheets.
Additionally, the Company incurs interest expense when we borrow precious metals from our suppliers under short-term arrangements, which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. This liability is reflected in the condensed consolidated balance sheet as liability on borrowed metals.

Derivative Instruments
The Company’s inventory consists of precious metals products, and for which Company regularly enters into commitment transactions to purchase and sell its precious metal products. The value of our inventory and these commitments is intimately linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only major credit worthy financial institutions. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions. Notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity (see in Note 11).
Commodity futures and forward contract transactions are recorded at fair value on the trade date. The difference between the original contract value and the market value of the open futures and forward contracts are reflected in receivables or payables in the condensed consolidated balance sheet at fair value (see Note 3 and Note 7).
The Company records the change between market value and trade value of the underlying open commodity contracts as a derivative asset or liability, and it correspondingly records the related unrealized gains or losses. The change in unrealized gain (loss) on open commodity contracts from one period to the next is reflected in net gain (loss) on derivative instruments. These unrealized gains and losses are included as a component of cost of sales on the condensed consolidated statements of income. Gains or losses resulting from the termination of commodity contracts are reported as realized gains or losses on commodity contracts, which is recorded as a component of cost of sales on the condensed consolidated statement of income. Below, is a summary of the net gains (losses) on derivative instruments for the three months ended September 30, 2014 and 2013.

in thousands
	Three Months Ended
	September 30, 2014	September 30, 2013
Gain (loss) on derivative instruments:
Unrealized gain (loss) on open future commodity and forward contracts and open sale and purchase commitments, net	$1,278	$(15,886)
Realized loss on future commodity contracts, net	(7,634)	(1,703)
Total	$(6,356)	$(17,589)
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the condensed consolidated statements of income (see Note 11).
Advertising
Advertising costs are expensed as incurred. Advertising expense was $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2014 and 2013, and are included in selling, general and administrative expenses in the condensed consolidated statements of income.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors. Shipping and handling costs incurred totaled $1.5 million and $1.7 million, respectively, for the three months ended September 30, 2014 and 2013, and are included in cost of sales in the condensed consolidated statements of income.

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
Certain key employees of the Company participated in Stock Incentive Plans of the Former Parent (“Former Plans”). The Former Plans permitted the grant of stock options and other equity awards to employees, officers and non-employee directors. Prior to the Distribution, the equity awards had been settled in shares of SGI stock and A-Mark did not reimburse SGI for the expense, therefore it was treated as a capital contribution to A-Mark. Following the Distribution, the Company settles share-based awards by the delivery of shares of the Company's common stock.
The equity awards assumed by A-Mark in connection of the spinoff contained substantially identical terms, conditions and vesting schedules as the previously outstanding. In accordance with the guidance in ASC 718, the assumption shares qualify as a modification of an equity compensation award. As such, the Company calculated the incremental fair value of the awards immediately prior to and after their modification and determined that there was no positive incremental equity compensation cost that was required to be expensed or amortized. Pertaining to the modified awards of A-Mark's employee and non-employees as of the Distribution date, the Company amortizes the unvested awards based on the fair value and vesting schedule based on the original grant date, as determined by SGI. Pertaining to the modified awards of SGI's employee and non-employees for which A-Mark assumed, the Company does not record compensation expense.
Prior to the Distribution, the Company’s Board of Directors ("Board") adopted and the Company's shareholders approved the 2014 Stock Award and Incentive Plan ("2014 Plan"). Under the 2014 Plan, the Company may grant options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of the Company's stock. As of September 30, 2014, no equity awards were issued from the 2014 Plan (see Note 13).
Income Taxes
As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's condensed consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the condensed consolidated balance sheet principally within accrued liabilities.
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
The Company accounts for uncertainty in income taxes under the provisions of ASC 740. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the condensed consolidated statements of income. Please refer to Note 8 for further discussion regarding these provisions.
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
Following the Distribution, the Company files federal and state income tax filings that are separate from the SGI tax filings. The Company recognizes current and deferred income taxes as a separate taxpayer for periods ending after the date of Distribution.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. There is no dilutive effect of SARs, as such, obligations are not settled and were out of the money for the three months ended September 30, 2014 and 2013.

in thousands
	Three Months Ended
	September 30, 2014	September 30, 2013
Basic weighted average shares outstanding (1)(2)	6,963	7,730
Effect of common stock equivalents — stock issuable under outstanding equity awards	103	145
Diluted weighted average shares outstanding (2)	7,066	7,875

_________________________________
(1)	Basic weighted average shares outstanding include the effect of vested but unissued restricted stock grants.
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

Recent Accounting Pronouncements
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchases Financings, and Disclosures, which requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In additions, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective beginning annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. We are currently evaluating the impact of our pending adoption of ASU 2014-11 on our consolidated financial statements.

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

3.	RECEIVABLES
Receivables and secured loans consist of the following as of September 30, 2014 and June 30, 2014:

in thousands
	September 30, 2014	June 30, 2014

Customer trade receivables	$41,250	$1,744
Wholesale trade advances	15,292	4,586
Due from brokers	2,134	33,079
Subtotal	58,676	39,409
Secured loans	38,627	41,261
Subtotal	97,303	80,670
Less: allowance for doubtful accounts	(30)	(30)
Subtotal	97,273	80,640
Derivative assets — open sale and purchase commitments, net	2,628	22,170
Derivative assets — futures contracts	27,071	—
Derivative assets — forward contracts	16,510	14
Receivables, net	$143,482	$102,824
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

Secured loans represent short term loans made to customers of CFC, or short term loans acquired by CFC, which include a combination of on-demand and short term facilities. These loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of September 30, 2014 and June 30, 2014, the loans carried weighted-average effective interest rates of 8.4% and 8.3%, respectively, and mature in periods generally ranging from on-demand to one year.

Below is a summary of the significant secured loans that were modified, assumed or acquired and the financial effects of those agreements:

•
On September 27, 2013, CFC, a subsidiary of the Company, assumed the rights from a borrower/customer to a portfolio of short-term loan receivables totaling $12.8 million for $0.35 million and the satisfaction of an existing outstanding loan, totaling $12.8 million, which was owed to CFC. This transaction resulted in the assignment of the borrower/customer's portfolio of loan receivables to CFC, which were collateralized by the underlying precious metal product of the customers of the borrower/customer. The loan premium is amortized ratably as the loan is paid off. The loans are due on demand with the option to extend maturities for 180 days. As of September 30, 2014, the aggregate carrying value of this loan portfolio was $4.3 million and the aggregate loan premium was $0.23 million, related to this transaction. As of June 30,

2014, the aggregate carrying value of this loan portfolio was $5.8 million and the aggregate loan premium was $0.1 million, related to this transaction.

•
On June 5, 2014, CFC assumed the rights from the above-referenced customer to a portfolio of short-term loan receivables totaling $3.8 million for the aggregate principal amount of the loan portfolio. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. The customer has retained certain rights to repurchase these loans at a price equal to the then-outstanding principal balance, plus accrued and unpaid interest. Additionally, the customer retains the responsibility for the servicing and administration of the loans. As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this customer, secured by the transfer of the portfolio of short-term loan receivables, which is collateralized by precious metal products. As of September 30, 2014 and June 30, 2014, the aggregate carrying value of this loan portfolio was $2.7 million and $3.8 million, respectively.

•
On June 18, 2014, CFC assumed the rights to a secured portfolio of short-term loan receivable totaling $2.6 million from Stack's-Bowers Numismatics, LLC ("Stack's Bower"), a wholly-owned subsidiary of our Former Parent. As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this related party, secured by the transfer of the portfolio of short-term loan receivables, collateralized by numismatic and semi numismatic products. As of September 30, 2014 and June 30, 2014, the aggregate carrying value of this loan was $0.0 million and $2.6 million, which bore interest of 5.5% per annum. This secured loan was paid off in full, plus accrued interest, on August 19, 2014.

•
On July 1, 2014, CFC assumed the rights to a portfolio of short-term loan receivables totaling $3.7 million for the aggregate principal amount of the loan portfolio from the same customer from whom it had entered into similar arrangements on June 5, 2014. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. The customer has retained certain rights to repurchase these loans at a price equal to the then-outstanding principal balance, plus accrued and unpaid interest. Additionally, the customer retains the responsibility for the servicing and administration of the loans. As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this customer, secured by the transfer of the portfolio of short-term loan receivables, which is collateralized by precious metal products. As of September 30, 2014, the aggregate carrying value of this loan portfolio was $2.9 million.

•
On October 9, 2014, CFC entered into a loan agreement and related documents with Stack’s Bower (a related party), providing for a secured line of credit in the maximum principal amount of up to $16.0 million, bearing interest at a competitive rate per annum, which is at an interest rate midst the rates CFC charges its non-related parties. Advances under the line of credit are secured by numismatic and semi-numismatic products (see Note 15).

The secured loans that CFC generates with active customers of A-Mark or related parties of the Company are reflected as an operating activity on the condensed consolidated statements of cash flows within receivables or secured loans to Former Parent. The secured loans that are assumed by CFC from others, including from our customers, are reflected as an investing activity on the condensed consolidated statements of cash flows, shown as secured loans acquired.

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

The Company's secured loans by portfolio class, which align with management reporting, are as follows:

in thousands
	September 30, 2014		June 30, 2014
Bullion	$14,542	37.6%	$17,361	42.1%
Numismatic and semi numismatic	24,085	62.4	23,900	57.9
Total secured loans	$38,627	100.0%	$41,261	100.0%

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
Further information about the Company's credit quality indicators includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans as follows:

in thousands
	September 30, 2014		June 30, 2014
Loan-to-value of 75% or more	$14,791	38.3%	$11,950	29.0%
Loan-to-value of less than 75%	23,836	61.7	29,311	71.0
Total secured loans	$38,627	100.0%	$41,261	100.0%
No loans have a loan-to-value in excess of 100% at September 30, 2014 and June 30, 2014.
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
For the three months ended September 30, 2014 and 2013, the Company incurred loan impairment costs of $0.00 million, and $0.00 million, respectively.
Allowance for Doubtful Accounts
Allowances for doubtful accounts are recorded based on specifically identified receivables, which the Company has identified as potentially uncollectible. As summary of the activity in the allowance for doubtful accounts is as follows:

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Three Months Ended September 30, 2014	$30	$—	$—	$30
Year Ended June 30, 2014	$104	$—	$(74)	$30

4.	INVENTORIES

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
The Company’s inventories are subsequently recorded at their fair market values, that is, "marked-to-market". The daily changes in the fair market value of our inventory are offset by daily changes in fair market value of hedging derivatives that are taken with respects to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the condensed consolidated statements of income.
The premium component of market value included in the inventories as of September 30, 2014 and June 30, 2014 totaled $2.8 million and $3.3 million, respectively. Commemorative coins, which are not hedged, are also included in inventory at the lower of cost or market and totaled $0.8 million and $2.6 million as of September 30, 2014 and June 30, 2014, respectively. As of September 30, 2014 and June 30, 2014, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(10.2) million and $3.8 million, respectively.
The Company enters to arrangements with its suppliers and customers regarding its inventory, as summarize below:
Borrowed Precious Metals from Suppliers
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $12.0 million and $8.7 million as of September 30, 2014 and June 30, 2014, respectively. The Company mitigates market risk of its physical inventories through commodity hedge transactions (see Note 11).
Repurchase Arrangements with Finance Company
Inventories include amounts for obligations under product financing agreement. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $20.6 million and $24.6 million as of September 30, 2014 and June 30, 2014, respectively.
Consignment Arrangements with Customers
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of September 30, 2014 and June 30, 2014 totaled $4.3 million and $11.1 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the precious metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.

Repurchase Arrangements with Customers
The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may terminate any such arrangement with 14 days notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2014 and June 30, 2014, included within inventory is $26.1 million and $24.6 million, respectively, of precious metals products subject to repurchase.
5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2014 and June 30, 2014:

in thousands
	September 30, 2014	June 30, 2014
Office furniture, fixtures and equipment	$490	$490
Computer equipment	338	323
Computer software	2,372	2,333
Leasehold improvements	260	260
Subtotal	3,460	3,406
Less: accumulated depreciation	(1,861)	(1,728)
Property and equipment, net	$1,599	$1,678

Depreciation expense for the three months ended September 30, 2014 and 2013 was $0.1 million and $0.1 million, respectively.

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
The carrying value of other purchased intangibles as of September 30, 2014 and June 30, 2014 is as described below:

dollar amounts in thousands
		September 30, 2014			June 30, 2014
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade-name	Indefinite	$454	$—	$454	$454	$—	$454
Existing customer relationships	5 - 15	5,747	(3,544)	2,203	5,747	(3,448)	2,299
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Purchased intangibles subject to amortization		7,942	(5,739)	2,203	7,942	(5,643)	2,299
		$8,396	$(5,739)	$2,657	$8,396	$(5,643)	$2,753

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be four to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended September 30, 2014 and 2013 was $0.1 million and $0.1 million, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal year ending June 30,	Amount
2015 (9 months remaining)	$288
2016	385
2017	385
2018	385
2019	385
Thereafter	375
Total	$2,203

7.	ACCOUNTS PAYABLE
Accounts payable consist of the following:

in thousands
	September 30, 2014	June 30, 2014
Trade payable to customers payables	$960	$366
Advances from customers	12,809	38,739
Liability on deferred revenue	19,510	4,177
Net liability on margin accounts	5,333	8,983
Due to brokers	15,875	—
Other accounts payable	1,296	1,362
Subtotal	55,783	53,627
Derivative liabilities — open sales and purchase commitments, net	49,139	848
Derivative liabilities — futures contracts	—	8,078
Derivative liabilities — forward contracts	—	14,873
	$104,922	$77,426

8.	INCOME TAXES

The Company files a consolidated federal income tax return based on a June 30th tax year end. The provision for (benefit from) income taxes for the three months ended September 30, 2014 and 2013 consists of the following:

in thousands
Three Months Ended September 30,	2014	2013

U.S	$778	$1,520
Foreign	—	—
Provision for Income taxes	$778	$1,520

The effective tax rate for the three months ended September 30, 2014 and 2013 is as follows:

in thousands
Three Months Ended September 30,	2014	2013

Effective tax rate	40.6%	39.1%
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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended September 30, 2014, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As of September 30, 2014, the Company had $0.3 million of valuation allowance for its realizability of deferred tax assets. The Company will continue to assess the need for a valuation allowance in the future by evaluating both positive and negative evidence that may exist.
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
As of September 30, 2014, the Company had $0.7 million of unrecognized tax benefits and $0.4 million relating to interest and penalties. Of the total unrecognized tax benefits, $0.7 million would reduce the Company's effective tax rate, if recognized. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the three months ended September 30, 2014 and 2013, the Company had no additional accruals for interest and penalties.

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
In connection with the spinoff, the Company entered into a Tax Separation Agreement with SGI.  The Tax Separation Agreement governs the respective rights, responsibilities and obligations of SGI and us with respect to, among other things, liabilities for U.S. federal, state, local and other taxes. In addition to the allocation of tax liabilities, the Tax Separation Agreement addresses the preparation and filing of tax returns for such taxes and disputes with taxing authorities regarding such taxes. Under the terms of the Tax Separation Agreement, SGI will have the responsibility to prepare and file tax returns for tax periods ending prior to the Distribution date and for tax periods which include the Distribution date but end after the Distribution date, which will include A-Mark and its subsidiaries. These tax returns will be prepared on a basis consistent with past practices. The Company will cooperate in the preparation of these tax returns and have an opportunity to review and comment on these returns prior to filing. A-Mark will pay all taxes attributable to A-Mark and its subsidiaries, and be entitled to any refund with respect to taxes it has paid.
The amounts receivable under the Company's income tax sharing obligation due from SGI totaled $3.1 million, and $3.1 million as of September 30, 2014 and June 30, 2014, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes receivable from Former Parent. Based on the terms to the Tax Separation Agreement, payment is due to the Company after SGI files its tax return and is in receipt of its tax refund from the IRS. Furthermore, pursuant to the terms of the Tax Separation Agreement, the Company has been allocated approximately $6.3 million of state net operating losses. These net operating losses resulted in a deferred tax asset of $0.4 million.
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
9. RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2014 and 2013, the Company made sales and purchases to various companies under common control with A-Mark (through common ownership and management) through the date of Distribution. The companies are as follows: Calzona Ventures, LLC ("Calzona"), Stack's-Bowers Numismatics, LLC ("Stack's Bowers"), Spectrum Numismatics International, Inc. (now doing business as Stack's Bowers) ("SNI"), and Teletrade Inc. (now doing business as Stack's Bowers) ("Teletrade"). All of such entities were consolidated by our Former Parent, SGI.

in thousands
	Three Months Ended
	September 30, 2014		September 30, 2013
	Sales	Purchases	Sales	Purchases
Related Party Company
Calzona	$157	$—	$868	$—
SNI (now doing business as Stack's Bower)	224	1,648	2,171	466
Stack's Bower	578	898	346	1,121
Teletrade (now doing business as Stack's Bowers)	593	375	481	864
Related party, total	$1,552	$2,921	$3,866	$2,451
As of September 30, 2014 and June 30, 2014, the Company's had related party receivables and payables balance as set forth below:

in thousands
	September 30, 2014		June 30, 2014
	Receivables	Payable	Receivables	Payable
Related Party Company
Calzona	$—	$—	$—	$67
SNI (now doing business as Stack's Bowers)	103	—	—	72
Stack's Bowers	29	—	2,563	—
Teletrade (now doing business as Stack's Bowers)	—	—	—	133
SGI (Former Parent)	3,289	83	3,289	—
Related party, total	$3,421	83	$5,852	$272

Secured Loans to Related Parties
On June 18, 2014, CFC assumed the rights to a secured portfolio of short-term loan receivable totaling $2.6 million from Stack's Bowers (a related party). As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this related party, secured by the transfer of the portfolio of short-term loan receivables, collateralized by numismatic and semi numismatic products. As of September 30, 2014, the aggregate carrying value of this loan was $0.0 million, which bore interest of 5.5% per annum. This secured loan was paid off in full, plus accrued interest, on August 19, 2014.

On October 9, 2014, CFC entered into a loan agreement and related documents with Stack’s Bower (a related party), providing for a secured line of credit in the maximum principal amount of up to $16.0 million, bearing interest at a competitive rate per annum, which is at an interest rate midst the rates CFC charges its non-related parties. Advances under the line of credit are secured by numismatic and semi-numismatic products (see Note 15).
Corporate Overhead Charges
During the three months ended September 30, 2014 and 2013, the Company incurred $0.00 million and $0.20 million, respectively, of corporate overhead charges, which were payable monthly to SNI based on the Former Parent's annual budget, and were included in selling, general and administrative expenses. As a result of the Distribution, this monthly obligation to SNI concluded.

Secondment Agreement Fees and Reimbursements
Under the terms of the Secondment Agreement, A-Mark has agreed to make Gregory N. Roberts, our Chief Executive Officer, and Carol Meltzer, our Executive Vice President, General Counsel and Secretary, available to SGI for the performance of specified management and professional services following the spinoff in exchange for an annual secondment fee and reimbursement of certain bonus payments. The Secondment Agreement will terminate on June 30, 2016 and is subject to earlier termination under certain circumstances (see Note 1). The Company records the accrual of secondment fees as a reduction to selling, general and administration expense.
Income Tax Sharing Obligations
The amounts receivable under the Company's income tax sharing obligation due from SGI, totaled $3.1 million, and $3.1 million as of September 30, 2014 and June 30, 2014, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes receivable from Former Parent (see Note 8).
Dividends Paid to Former Parent
During the three months ended September 30, 2014 and 2013, the Company paid to SGI dividends totaling $0.0 million and $5.0 million, respectively, in regards to dividends declared prior to the spinoff. The Company has not made a determination regarding our policy on the payment of dividends following the spinoff.
Royalties to Former Owner
As part of the sales agreement dated July 1, 2005, a former owner of the Company receives a portion of the finance income earned with a specific customer through June 2015. The Company incurred $0.08 million and $0.05 million in selling, general and administrative expenses (royalty expense) during the three months ended September 30, 2014 and 2013, respectively. The total amount due to the former owner of $0.28 million and $0.20 million are included in accrued liabilities as of September 30, 2014 and June 30, 2014, respectively.

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
Effective September 12, 2014, the Company obtained a permanent increase in its demand Trading Credit Facility through the addition of a sixth institutional participant, which is providing $50.0 million in demand lines. As of September 30, 2014, the maximum of the Trading Credit Facility was $220.0 million. The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.15% and 0.15% as of September 30, 2014 and June 30, 2014, respectively. Borrowings are due on demand and totaled $128.0 million and $135.2 million for lines of credit and $0.0 million and $0.0 million for letters of credit at September 30, 2014 and at June 30, 2014, respectively. The amounts available under the Trading Credit Facility are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the Trading Credit Facility and lender approval of the revised borrowing base calculation.  The amounts available under the Trading Credit Facility after taking into consideration current borrowings, based upon the latest approved borrowing bases in effect, totaled $34.7 million and $14.4 million at September 30, 2014 and June 30, 2014, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends. The Trading Credit Facility is cancelable by written notice from the financial institutions.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company to maintain a minimum tangible net worth. In connection with the new line effective September 12, 2014, the minimum tangible net worth financial covenant under the Trading Credit Facility was increased from $25.0 million to $35.0 million. The Company’s tangible net worth as of September 30, 2014 was $42.4 million. The Company is in compliance with all restrictive financial covenants. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

Included in the $220.0 million Trading Credit Facility was a sub-facility that, through October 8, 2014, was able to be drawn on by both the Company and SNI (a related party). A-Mark and SNI could draw up to $20.0 million and $5.0 million, respectively, under the sub-facility; provided that the maximum amount that was permitted to be outstanding at any given time could not exceed $23.0 million. As of September 30, 2014, the total amount borrowed under the sub-facility was $21.0 million, which consisted of $18.0 million by A-Mark and $3.0 million by SNI. The Company's and SNI's sub-facility lines represented two entirely separate lines of credit and neither party had a performance obligation for the other should an event of default have occurred. Amounts available for borrowing under this sub-facility as of September 30, 2014 and June 30, 2014 were $2.0 million and $3.3 million, respectively. On October 8, 2014, SNI paid off its obligations under the sub-facility in full utilizing funds drawn from its line of credit with CFC, and SNI no longer has any right to draw upon the sub-facility (see Note 15).

Interest expense related to the Company’s borrowing arrangements totaled $0.9 million and $0.8 million, which represents 87.8% and 82.5% of the total interest expense recognized, for the three months ended September 30, 2014 and 2013, respectively. Our borrowing arrangements carried a daily weighted average effective interest rate of 3.06% and 3.19%, respectively, for the three months ended September 30, 2014 and 2013.

Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements, which bear interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $12.0 million and $8.7 million as of September 30, 2014 and June 30, 2014, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $0.0 million and $0.0 million as of September 30, 2014 and June 30, 2014, respectively.
Product Financing Arrangement
The Company has entered into an agreement with a third party for the sale of gold and silver, at the option of the third party, at a fixed price. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $20.6 million and $24.6 million as of September 30, 2014 and June 30, 2014, respectively.

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
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC, whereby the gains or losses would be deferred and included as a component of other comprehensive income until the contract is executed. Instead, gains or losses resulting from the Company's futures and forward contracts and open sale and purchase commitments are reported as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (a component of receivables or payables). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $(6.4) million and $(17.6) million for the three months ended September 30, 2014 and 2013, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in sales and purchase transactions with the Company. They also include collateral limits for different types of sale and purchase transactions that counterparties may engage in from time to time.
The following table summarizes the results of our hedging activities as follows at September 30, 2014 and at June 30, 2014, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk:

in thousands
	September 30, 2014	June 30, 2014
Inventory	$159,240	$175,554
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(816)	(2,564)
Premium on metals position	(2,778)	(3,285)
Inventory value not hedged	(3,594)	(5,849)

Subtotal	155,646	169,705
Commitments at market:
Open inventory purchase commitments	429,522	489,944
Open inventory sales commitments	(145,283)	(190,108)
Margin sale commitments	(10,610)	(15,751)
In-transit inventory no longer subject to market risk	(34,993)	(4,522)
Unhedgable premiums on open commitment positions	271	1,694
Inventory borrowed from suppliers	(11,998)	(8,709)
Product financing obligation	(20,613)	(24,610)
Advances on industrial metals	1,915	8,813
Inventory subject to price risk	363,857	426,456
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	158,770	206,055
Precious metals futures contracts at market values	205,031	220,984
Total market value of derivative financial instruments	363,801	427,039
Net inventory subject to commodity price risk	$56	$(583)
As of September 30, 2014 and June 30, 2014, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	September 30, 2014	June 30, 2014
Purchase commitments	$429,522	$489,944
Sales commitments	(145,283)	(190,108)
Margin sales commitments	(10,610)	(15,751)
Open forward contracts	158,770	206,055
Open futures contracts	205,031	220,984

The contract amounts of these forward and futures contracts and the open sales and purchase orders are not reflected in the accompanying condensed consolidated balance sheet. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value.
The Company’s open sale and purchase commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at September 30, 2014 are scheduled to settle within 30 days.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At September 30, 2014, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations of its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized net gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $(9,000) and $36,000 for the three months ended September 30, 2014 and 2013, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at September 30, 2014 was $1.4 million and $3.5 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2014 was $2.7 million and $3.8 million, respectively.
Offsetting Derivative Instruments
In respect to the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of September 30, 2014 and June 30, 2014.

	September 30, 2014				June 30, 2014

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative receivables:
Open sale and purchase commitments	$4,178	$(1,550)	$—	$2,628	$26,282	$(4,112)	$—	$22,170
Future contracts	27,071	—	—	27,071	—	—	—	—
Forward contracts	16,510	—	—	16,510	14	—	—	14
	$47,759	$(1,550)	$—	$46,209	$26,296	$(4,112)	$—	$22,184
Nettable derivative payables:
Open sale and purchase commitments	$49,768	$(629)	$—	$49,139	$1,022	$(174)	$—	$848
Margin accounts	10,610	—	(5,277)	5,333	15,751	—	(6,768)	8,983
Future contracts	—	—		—	(15,121)	—	23,199	8,078
Forward contracts	—	—	—	—	14,873	—	—	14,873
	$60,378	$(629)	$(5,277)	$54,472	$16,525	$(174)	$16,431	$32,782
12. COMMITMENTS AND CONTINGENCIES
Refer to Note 12 of the Notes to Consolidated Financial Statements in the 2014 Audited Financial Statements for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments.

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
As of September 30, 2014, 625,000 shares were available for grants under the 2014 Plan. At that date no awards had yet been granted under the 2014 Plan.

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
From September 30, 2014, the Company will recognize compensation expense of $0.4 million, $0.1 million and $0.0 million, related to stock-options, RSUs and SARs, respectively, over weighted average periods 3.1 years, 1.4 years and 0.0 years respectively. The Company will not recognize compensation costs for awards held by employees of SGI, as they are not providing any services to the Company.

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
During the three months ended September 30, 2014, the Company incurred compensation expense related to stock options granted to the Company's employees (including SGI employees who transferred to the Company in conjunction with the spinoff) that were settleable in shares of SGI common stock (prior to the date of Distribution) and settleable in shares of Company's common stock (subsequent to the date of Distribution and award modification) as set forth below.

in thousands
Three Months Ended September 30,	2014	2013
Stock option based Compensation Cost related to Shares Settleable in:
SGI common stock	$—	$—
A-Mark common stock	39.6	—
Total stock option based compensation costs	$39.6	$—
As of September 30, 2014, there was total remaining compensation expense of $0.4 million related to employee stock options, which will be recorded over a weighted average period of approximately 3.1 years.
The following table summarizes the stock option activity for the three months ended September 30, 2014:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award (1)
Outstanding at June 30, 2014	230,787	$10.00	$407	$5.98
Granted through stock option plan	—	—
Exercised	—	—
Cancellations, expirations and forfeitures	(660)	48.02
Outstanding at September 30, 2014	230,127	9.89	$446	$6.00
Shares exercisable at September 30, 2014	134,242	11.00	$155	$5.80

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

Following is a summary of the status of stock options outstanding at September 30, 2014:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	8.11	$8.39	38,354	8.18	$8.50
10.01	15.00	95,888	7.96	12.00	95,888	7.96	12.00
		230,127	8.04	9.89	134,242	8.02	11.00

Restricted Stock Units
During the three months ended September 30, 2014, the Company incurred compensation expense related to RSUs granted to the Company's employees (including SGI employees who transferred to the Company in conjunction with the spinoff) that were settleable in shares of SGI common stock (prior to the date of Distribution) and settleable in shares of Company's common stock (subsequent to the date of Distribution and award modification) as set forth below.

in thousands
Three Months Ended September 30,	2014	2013
RSUs-based Compensation Cost related to Share Settleable in:
SGI common stock	$—	$36.9
A-Mark common stock	22.6	—
Total RSUs based compensation costs	$22.6	$36.9
The remaining compensation expense that will be recorded under restricted stock grants totals $0.1 million, which will be recorded over a weighted average period of approximately 1.4 years.
The following table summarizes the RSU activity for the three months ended September 30, 2014:

	Shares	Weighted Average Share Price at Grant Date (1)
Outstanding at June 30, 2014	106,674	$2.72
Shares granted	—	—
Shares released	—	—
Shares forfeited	—	—
Outstanding at September 30, 2014	106,674	$2.72
Vested but unissued at September 30, 2014	—	$—

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

     No tax benefit was recognized in the condensed consolidated statements of income related to share-based compensation for the three months ended September 30, 2014. No share-based compensation was capitalized for the three months ended September 30, 2014.
Stock Appreciation Rights
The Company, from time to time, may grant SARs to certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally 3.0 years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stock's closing price on the date of grant to the average price in the last month of the third year of vesting. As of September 30, 2014, the Company had issued and outstanding 8,990 SARs with an average base price of $50.31, in connection with the spinoff. At September 30, 2014, there was no intrinsic value associated with these arrangements. The Company did not recognize any compensation expense related to these awards during the three months ended September 30, 2014. There is no remaining compensation expense that will be recorded for these awards.
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
Revenue are attributed to geographic location based on customer location. The Company's geographic operations are as follows:

in thousands
	Three Months Ended
	September 30, 2014	September 30, 2013
Revenue by geographic region:
United States	$1,313,486	$1,300,446
Europe	54,950	70,304
North America, excluding United States	71,779	76,766
Asia Pacific	11,312	47,327
Australia	1,939	1,150
South America	—	32
Total revenue	$1,453,466	$1,496,025

in thousands
	September 30, 2014	June 30, 2014
Inventories by geographic region:
United States	$139,787	$159,145
Europe	10,788	10,500
North America, excluding United States	5,821	4,091
Asia	2,844	1,818
Total inventories	$159,240	$175,554

in thousands
	September 30, 2014	June 30, 2014
Total assets by geographic region:
United States	$300,411	$285,092
Europe	12,921	14,137
North America, excluding United States	5,821	4,091
Asia	2,844	1,818
Total assets	$321,997	$305,138

in thousands
	September 30, 2014	June 30, 2014
Total long term assets by segment/geographic region:
United States	$10,666	$9,726
Europe	85	89
Total long-term assets	$10,751	$9,815

15.	SUBSEQUENT EVENT
Financing Arrangement with Related Party
On October 9, 2014, CFC entered into a loan agreement and related documents with Stack’s Bower (a related party), providing for a secured line of credit in the maximum principal amount of up to $16.0 million, bearing interest at a competitive rate per annum, which is at an interest rate midst the rates CFC charges its non-related parties. Advances under the line of credit are secured by numismatic and semi-numismatic products. The principal amount of the loan, together with accrued and unpaid interest, is due and payable by April 7, 2015. As of October 24, 2014, the aggregate carrying value of this loan was $6.1 million, plus accrued interest.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes contained elsewhere in this Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report, particularly in “Risk Factors.”

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the respective years. Included in our analysis is a discussion of two performance metrics: (i) inventory turnover ratio and (ii) number of secured loans at quarter-end. Our inventory turnover ratio is a measure of how quickly inventory has moved during the past three months. The majority of the Company’s trading activities involve two day value trades that produce slim gross margin percentages. The inventory turnover ratio measures the efficiency of our trading activity and the liquidity of our inventory. The number of secured loans at quarter-end, together with the aggregate of secured loans outstanding, are indicators of the size of our finance lending business.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of September 30, 2014. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying condensed consolidated financial statements, if any.

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
Factors Affecting Revenues and Gross Profits
The Company operates in a high volume/low margin industry.  Revenues are impacted by three primary factors: product volume, market prices and market volatility. A material change in any one or more of these factors may result in a significant change in the Company’s revenues. A significant increase or decrease in revenues can occur simply based on changes in the underlying commodity prices and may not be reflective of an increase or decrease in the volume of products sold.
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
RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended September 30, 2014 and 2013
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended September 30, 2014 and 2013 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended September 30,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$1,453,466	100.0%	$1,496,025	100.0%	$(42,559)	(2.8)%
Gross profit	5,730	0.4%	7,029	0.5%	(1,299)	(18.5)%
Selling, general and administrative expenses	(4,219)	(0.3)%	(3,648)	(0.2)%	571	15.7%
Interest income	1,477	0.1%	1,457	0.1%	20	1.4%
Interest expense	(1,063)	(0.1)%	(988)	(0.1)%	75	7.6%
Unrealized gains (losses) on foreign exchange	(9)	—%	36	—%	(45)	NM
Net income before provision for income taxes	1,916	0.1%	3,886	0.3%	(1,970)	(50.7)%
Provision for income taxes	(778)	(0.1)%	(1,520)	(0.1)%	(742)	(48.8)%
Net income	$1,138	0.1%	$2,366	0.2%	$(1,228)	(51.9)%

Per Share Data:
Basic (1)	$0.16	NA	$0.31	NA	$(0.15)	(48.4)%
Diluted (1)	$0.16	NA	$0.30	NA	$(0.14)	(46.7)%

Performance Metrics:
Inventory turnover ratio (2)	8.6	NA	8.8	NA	(0.2)	(2.3)%
Number of secured loans at quarter-end (3)	120	NA	68	NA	52	76.5%

_________________________________

NM	Not meaningful.

NA	Not applicable.

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

(2)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(3)	Number of outstanding loans to customers by our CFC financing subsidiary at quarter-end.

Revenues

Three Months Ended September 30,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$1,453,466	100.0%	$1,496,025	100.0%	$(42,559)	(2.8)%
Revenues for the three months ended September 30, 2014 decreased $42.6 million, or 2.8%, to $1.453 billion from $1.496 billion in 2013. Our revenues decreased primarily due to a decrease in the total number of gold ounces sold partially offset by an increase in silver ounces sold during the quarter ended September 30, 2014 as compared to 2013. The commodity prices for gold and silver both decreased during the quarter ended September 30, 2014 as compared to 2013, which contributed to the decrease in revenues.
Gross Profit

Three Months Ended September 30,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$5,730	0.4%	$7,029	0.5%	$(1,299)	(18.5)%
Inventory turnover ratio	8.6	NA	8.8	NA	(0.2)	(2.3)%
Gross profit for the three months ended September 30, 2014 decreased by $1.3 million, or 18.5%, to $5.7 million from $7.0 million in 2013. The Company’s profit margin percentage decreased primarily due to lower premium spreads on the Company’s primary products. Our inventory turnover rate decreased by 2.3% to 8.6 from 8.8 as compared to 2013. This decrease in the inventory turnover rate was primarily due to an increase in the carry length associated with the Company’s development of foreign markets, which resulted in the Company carrying higher inventory levels in foreign locations at lower turnover rates.
Selling, General and Administrative Expenses

Three Months Ended September 30,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(4,219)	(0.3)%	$(3,648)	(0.2)%	$571	15.7%
Selling, general and administrative expenses for the three months ended September 30, 2014 increased $0.6 million, or 15.7%, to $4.2 million from $3.6 million in 2013. The increase is primarily due to the operational cost of a new logistic center established to provide fulfillment services to our customers, as well as administrative expenses associated with being a public company, including the addition of key personnel and legal and accounting fees and expenses.
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

Three Months Ended September 30,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$1,477	0.1%	$1,457	0.1%	$20	1.4%
Number of secured loans at quarter-end	120	NA	68	NA	52	76.5%
Interest income for the three months ended September 30, 2014 increased $0.02 million, or 1.4%, to $1.48 million from $1.46 million in 2013. Interest Income increased slightly as a result of growth in our secured loans which increased by 76.5% to 120 and from 68 to 2013. This 76.5% increase in the number of secured loan transactions was primarily due to new lending programs, which increased the number of secured bullion loans in the current period. This increase was partially offset by lower levels of interest income from our other finance products. This decrease was due primarily to a decrease in precious metal prices year over year, which reduces the value of the finance services on which interest income is based.

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

Three Months Ended September 30,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(1,063)	(0.1)%	$(988)	(0.1)%	$75	7.6%
Interest expense for the three months ended September 30, 2014 increased $0.1 million, or 7.6% to $1.1 million from $1.0 million in 2013. The increase was related primarily to usage of our product financing arrangements. We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. We utilize our lines of credit extensively for working capital requirements.
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

Three Months Ended September 30,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(778)	(0.1)%	$(1,520)	(0.1)%	$(742)	(48.8)%
Our provision for income taxes was $0.8 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate was approximately 40.6% and 39.1% for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items and state taxes.

FINANCIAL LIQUIDITY
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of September 30, 2014, approximately 95% of our assets consisted of cash, customer receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
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

Lines of Credit

in thousands
	September 30, 2014	June 30, 2014	September 30, 2014 Compared to June 30, 2014
Lines of credit	$128,000	$135,200	$(7,200)
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
Effective September 12, 2014, the Company obtained a permanent increase in its demand Trading Credit Facility through the addition of a sixth institutional participant, which is providing $50.0 million in demand lines. As of September 30, 2014, the maximum of the Trading Credit Facility was $220.0 million. The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.15% and 0.15% as of September 30, 2014 and June 30, 2014, respectively. Borrowings are due on demand and totaled $128.0 million and $135.2 million for lines of credit and $0.0 million and $0.0 million for letters of credit at September 30, 2014 and at June 30, 2014, respectively. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the Trading Credit Facility and lender approval of the revised borrowing base calculation.  The amounts available under the Trading Credit Facility are determined at the end of each week following a specified borrowing base formula.  The amounts available under the Trading Credit Facility after taking into consideration current borrowings, based upon the latest approved borrowing bases in effect, totaled $34.7 million and $14.4 million at September 30, 2014 and June 30, 2014, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends. The Trading Credit Facility is cancelable by written notice from the financial institutions.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company to maintain a minimum tangible net worth. In connection with the new line effective September 12, 2014, the minimum tangible net worth financial covenant under the Trading Credit Facility was increased from $25.0 million to $35.0 million. The Company’s tangible net worth as of September 30, 2014 was $42.4 million. The Company is in compliance with all restrictive financial covenants. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

Included in the $220.0 million Trading Credit Facility was a sub-facility that, through October 8, 2014, was able to be drawn on by both the Company and SNI (a related party). A-Mark and SNI could draw up to $20.0 million and $5.0 million, respectively, under the sub-facility; provided that the maximum amount that was permitted to be outstanding at any given time could not exceed $23.0 million. As of September 30, 2014, the total amount borrowed under the sub-facility was $21.0 million, which consisted of $18.0 million by A-Mark and $3.0 million by SNI. The Company's and SNI's sub-facility lines represented two entirely separate lines of credit and neither party had a performance obligation for the other should an event of default have occurred. Amounts available for borrowing under this sub-facility as of September 30, 2014 and June 30, 2014 were $2.0 million and $3.3 million, respectively. On October 8, 2014, SNI paid off its obligations under the sub-facility in full utilizing funds drawn from its line of credit with CFC, and SNI no longer has any right to draw upon the sub-facility (see Note 15).

Liability on Borrowed Metals

in thousands
	September 30, 2014	June 30, 2014	September 30, 2014 Compared to June 30, 2014
Liability on borrowed metals	$11,998	$8,709	$3,289
We borrow precious metals from our suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $12.0 million and $8.7 million at September 30, 2014 and at June 30, 2014, respectively.
Product Financing Agreement

in thousands
	September 30, 2014	June 30, 2014	September 30, 2014 Compared to June 30, 2014
Product financing agreement	$20,613	$24,610	$(3,997)
We have entered into an agreement for the sale of gold and silver at a fixed price to a third party. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangement and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of sales. Such obligation totaled $20.6 million and $24.6 million as of September 30, 2014 and June 30, 2014, respectively.
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
The following summarizes components of our condensed consolidated statements of cash flows for the three months ended September 30, 2014 and 2013:

in thousands
September 30,	2014	2013	2014 Compared to 2013

Cash provided by (used in) operating activities	$5,634	$(11,004)	16,638
Cash used in investing activities	$(2,973)	$(546)	(2,427)
Cash (used in) provided by financing activities	$(11,197)	$6,602	(17,799)
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.

Cash provided by (used in) operating activities
Operating activities provided $5.6 million and used $11.0 million in cash for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $16.6 million in the source of cash compared to prior fiscal year. This year over year increase in the of source of funds in operating activities was primarily due to change in balances of inventory, accounts payable liabilities on borrowed metals, offset by use of funds primarily due the change balance of accounts receivables.
Cash used in investing activities
Investing activities used $3.0 million and used $0.5 million in cash for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $2.4 million in the use of cash compared to prior fiscal year. This increase was due primarily to secured financing transactions of $3.3 million, net of collections related to principal payments of $1.9 million, and the acquisition of a cost method investment of $1.1 million.
Cash (used in) provided by financing activities
Financing activities used $11.2 million and provided $6.6 million in cash for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $17.8 million in the use of cash compared to prior fiscal year. This year over year increase in the use of funds provided by financing activities was primarily due the changes in our lines of credit of $11.9 million and changes in the balance of product financing arrangements of $10.9 million, which was partially offset by reduction in dividends paid of $5.0 million.
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

CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

Contractual Obligations
Refer to Note 12 of the Notes to Consolidated Financial Statements in the 2014 Audited Financial Statements for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at September 30, 2014 are scheduled to settle within 30 days.

The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3, 7 and 11 to the accompanying condensed consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as cost of sales. Net gains (losses) on derivative instruments in the condensed consolidated statements of income for the three months ended September 30, 2014 and 2013 were $(6.4) million and $(17.6) million, respectively. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income (see Note 11).

The following table summarizes the results of our hedging activities as follows at September 30, 2014 and at June 30, 2014, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk:

	September 30, 2014	June 30, 2014
Inventory	$159,240	$175,554
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(816)	(2,564)
Premium on metals position	(2,778)	(3,285)
Inventory value not hedged	(3,594)	(5,849)

Subtotal	155,646	169,705
Commitments at market:
Open inventory purchase commitments	429,522	489,944
Open inventory sales commitments	(145,283)	(190,108)
Margin sale commitments	(10,610)	(15,751)
In-transit inventory no longer subject to market risk	(34,993)	(4,522)
Unhedgable premiums on open commitment positions	271	1,694
Inventory borrowed from suppliers	(11,998)	(8,709)
Product financing obligation	(20,613)	(24,610)
Advances on industrial metals	1,915	8,813
Inventory subject to price risk	363,857	426,456
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	158,770	206,055
Precious metals futures contracts at market values	205,031	220,984
Total market value of derivative financial instruments	363,801	427,039
Net inventory subject to commodity price risk	$56	$(583)

We are exposed to the risk of default of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At September 30, 2014, we believe our risk of counterparty default is mitigated based on our evaluation, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2014 and June 30, 2014, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	September 30, 2014	June 30, 2014
Purchase commitments	$429,522	$489,944
Sales commitments	$(145,283)	$(190,108)
Margin sale commitments	$(10,610)	$(15,751)
Open forward contracts	$158,770	$206,055
Open futures contracts	$205,031	$220,984
Foreign exchange forward contracts	$1,433	$2,684
The notional amounts of the commodity forward and futures contracts and the open sales and purchase orders, as shown in the table above, are not reflected at the notional amounts in the condensed consolidated balance sheets. The Company records commodity forward and futures contracts at the fair value, which is the difference between the market price of the underlying metal or contract measured on the reporting date and at fair value of trade amount measured on the date the contract was transacted. The fair value of the open derivative contracts are shown as a component of receivables or payables in the accompanying condensed consolidated balance sheets (see Note 3 and Note 7).
The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory position, including our open sale and purchase commitments (see Note 11). The Company records the derivatives at the trade date, and the corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could materially differ from our estimates.
Our significant accounting policies are discussed in Notes 1 and Note 2, Description of Business and Summary of Significant Accounting Policies, respectively, of the Notes to the accompanying condensed consolidated financial statements that are included in Item 1, Financial Statements, of this Quarterly Report. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
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
We account for our metals and sales contracts using settlement date accounting. Pursuant to such accounting, we recognize the sales or purchases of the metals at the settlement date. During the period between trade and settlement dates, we have essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. We record the derivatives at the trade date; the fair value of the open derivative contracts are shown as a component of receivables or payables in the accompanying condensed consolidated balance sheets. The corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. Sales which are physically settled are recognized at the gross amount in the condensed consolidated statements of income.
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
The Company’s inventories, except for certain lower of cost or market basis products (as described below), are subsequently recorded at their fair market values. The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the condensed consolidated statements of income.
As of September 30, 2014 and June 30, 2014, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(10.2) million and $3.8 million, respectively. The premium component of market value included in the inventories as of September 30, 2014 and June 30, 2014 totaled $2.8 million and $3.3 million, respectively.
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is more influenced by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Additionally, neither the commemorative coin inventory nor the premium component of our inventory is hedged. As of September 30, 2014 and June 30, 2014, our commemorative coin inventory totaled $0.8 million and $2.6 million, respectively.
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $12.0 million and $8.7 million as of September 30, 2014 and June 30, 2014, respectively. The Company mitigates market risk of its physical inventories through commodity hedge transactions (see Note 11).
Inventory includes amounts for obligations under product financing agreement. A-Mark entered into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to A-Mark at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $20.6 million and $24.6 million as of September 30, 2014 and June 30, 2014, respectively.
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of September 30, 2014 and June 30, 2014 totaled $4.3 million and $11.1 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements are collateralized for benefit of the Company.
The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may terminate any such arrangement with 14 days notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2014 and June 30, 2014, included within inventory is $26.1 million and $24.6 million of precious metals products subject to repurchase.

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
Income Taxes
As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business, in accordance with the Income Taxes Topic 740 of the ASC. We compute our annual tax rate based on the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we earn income. Significant judgment is required in determining our annual tax rate and in evaluating uncertainty in its tax positions. We recognize a benefit for tax positions that we believe will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that we believe has more than a 50% probability of being realized upon settlement. We regularly monitor our tax positions and adjust the amount of recognized tax benefit based on our evaluation of information that has become available since the end of our last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, we do not consider information that has become available after the balance sheet date, but do disclose the effects of new information whenever those effects would be material to our consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the condensed consolidated balance sheet principally within accrued liabilities. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include our consideration of future taxable income and ongoing prudent and feasible tax planning strategies.
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
We account for uncertainty in income taxes under the provisions of Topic 740 of the ASC. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the consolidated statements of income. Please refer to Note 8 to the accompanying condensed consolidated financial statements for further discussion regarding these provisions.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchases Financings, and Disclosures, which requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In additions, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective beginning annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. We are currently evaluating the impact of our pending adoption of ASU 2014-11 on our consolidated financial statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are subject to commodity price risk through our principal business, the purchase and sale of precious metals in the form of gold, silver, platinum and palladium. We enter in to a combination of futures and forward transactions to substantially hedge our net exposure to changes in the underlying commodity prices. Consistent with the use of these contracts to neutralize the effect of commodity price fluctuations, such unrealized losses or gains are offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward and futures contracts and the offsetting underlying commitments do not create material market risk. As of September 30, 2014, we had $363.9 million in commodity price risk related entirely to our inventories and related commitments and $363.8 million in corresponding forwards and futures contracts. As of June 30, 2014, we had $426.5 million in commodity price risk related entirely to our inventories and related commitments and $427.0 million in corresponding forwards and futures contracts.

Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to the sale of precious metals priced in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed denominated receipts related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains are offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk. As of September 30, 2014, we had $3.5 million in foreign currency denominated transactions and $1.4 million in foreign currency forward contracts. As of June 30, 2014, we had $3.8 million in foreign currency denominated transactions and $2.7 million in foreign currency forward contracts.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our Annual Report on Form 10-K, for the fiscal year ended June 30, 2014, did not include a report of management’s assessment regarding internal control over financial reporting as of June 30, 2014 or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
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
In addition, the Company has in the past operated with inadequate and insufficient accounting and finance resources to ensure timely and reliable financial reporting. As a result of this material weakness, the Company's management has concluded that, as of June 30, 2013 and March 31, 2014, its internal control over financial reporting was not effective. To remediate this material weakness, during the year ended June 30, 2014, the Company:

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

PART II - OTHER INFORMATION

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
Because the Trading Credit Facility is a demand facility, the lenders may require us to repay the indebtedness outstanding under the facility at any time.  They may require repayment of the indebtedness even if we are in compliance with the financial and other covenants under the Trading Credit Facility.  If the lenders were to demand repayment, we may not at the time have the financial resources to comply. As of September 30, 2014, the maximum available amount to borrow under the Trading Credit Facility was $220.0 million. Borrowings totaled $128.0 million so that the amounts available under the Trading Credit Facility was $34.7 million.
Because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus a margin and vary by financial institution. The LIBOR rate was approximately 0.15% and 0.15% as of September 30, 2014 and June 30, 2014, respectively.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. A-Mark's top two customers represented 36.8%, and 7.5%, respectively, of revenues for the three months ended September 30, 2014. For the year ended June 30, 2014, A-Mark's top three customers represented 6.2%, 25.9% and 7.9%, respectively of our revenues. If our relationships with these customers deteriorated, or if we were to lose one or more of these customers, our business would be materially adversely affected.
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
None.

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

Date:	November 6, 2014	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	November 6, 2014
Gregory N. Roberts	(Principal Executive Officer)

/s/ Gianluca Marzola	Chief Accounting Officer	November 6, 2014
Gianluca Marzola	(Principal Financial Officer)