Form 10-Q
period 2014-12-31
A-Mark Precious Metals, Inc.
filed 2015-02-10
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes. ☐ No. ☑

As of February 4, 2015, the registrant had 6,962,742 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	December 31, 2014	June 30, 2014

ASSETS
Current assets:
Cash	$5,113	$13,193
Receivables, net	125,206	102,824

Inventories:
Inventories	143,111	150,944
Restricted inventories	80,660	24,610
	223,771	175,554

Deferred tax assets	4,507	—
Income taxes receivable	197	—
Income taxes receivable from Former Parent	3,139	3,139
Prepaid expenses and other assets	658	613
Total current assets	362,591	295,323

Property and equipment, net	1,491	1,678
Goodwill	4,884	4,884
Intangibles, net	2,561	2,753
Long-term receivables	800	—
Long-term investments	1,611	500
Total assets	$373,938	$305,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$151,000	$135,200
Liability on borrowed metals	5,684	8,709
Product financing arrangement	80,660	24,610
Accounts payable	80,767	77,426
Accrued liabilities	3,416	6,070
Income taxes payable	—	2,178
Deferred tax liability - current	—	1,456
Total current liabilities	321,527	255,649
Deferred tax liabilities	33	33
Total liabilities	321,560	255,682

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of December 31, 2014 and June 30, 2014	—	—
Common Stock, par value $0.01; 40,000,000 authorized; 6,962,742 and 6,962,742 issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	70	70
Additional paid-in capital	22,439	22,317
Retaining earnings	29,869	27,069
Total stockholders’ equity	52,378	49,456
Total liabilities and stockholders’ equity	$373,938	$305,138

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Revenues	$1,538,871	$1,488,691	$2,992,337	$2,984,716
Cost of sales	1,531,678	1,480,819	2,979,414	2,969,815
Gross profit	7,193	7,872	12,923	14,901

Selling, general and administrative expenses	(4,754)	(4,503)	(8,973)	(8,151)
Interest income	1,398	1,365	2,875	2,822
Interest expense	(969)	(889)	(2,032)	(1,877)
Unrealized gains (losses) on foreign exchange	(75)	24	(84)	60
Net income before provision for income taxes	2,793	3,869	4,709	7,755
Provision for income taxes	(1,131)	(1,621)	(1,909)	(3,141)
Net income	$1,662	$2,248	$2,800	$4,614

Basic and diluted income per share:
Basic - net income	$0.24	$0.29	$0.40	$0.60
Diluted - net income	$0.24	$0.29	$0.40	$0.59
Weighted average shares outstanding:
Basic	6,962,742	7,729,181	6,962,742	7,729,401
Diluted	7,059,400	7,885,640	7,062,300	7,886,167

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, June 30, 2014	6,962,742	$70	$22,317	$27,069	$49,456
Net income	—	—	—	2,800	2,800
Share-based compensation	—	—	122	—	122
Balance, December 31, 2014	6,962,742	$70	$22,439	$29,869	$52,378

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

Six Months Ended December 31,	2014	2013
Cash flows from operating activities:
Net Income	$2,800	$4,614
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	455	443
Deferred income taxes	(5,963)	—
Interest added to principal of secured loans	(144)	—
Share-based compensation	122	75
Changes in assets and liabilities:
Receivables	(21,871)	7,824
Secured loans to Former Parent	(2,711)	—
Income tax receivable	(197)	—
Inventories	(48,217)	2,349
Prepaid expenses and other current assets	(45)	(381)
Accounts payable	3,341	(1,400)
Liabilities on borrowed metals	(3,025)	(8,891)
Accrued liabilities	(2,654)	(1,616)
Receivable from/ payables to Former Parent	—	(1,905)
Income taxes payable	(2,178)	—
Net cash (used in) provided by operating activities	(80,287)	1,112
Cash flows from investing activities:
Capital expenditures for property and equipment	(76)	(264)
Purchase of cost method investment	(1,111)	—
Secured loans, net	1,544	(350)
Net cash provided by (used in) investing activities	357	(614)
Cash flows from financing activities:
Product financing arrangement, net	56,050	(13,048)
Dividends paid to Former Parent	—	(5,000)
Borrowings under lines of credit, net	15,800	11,000
Net cash provided by (used in) financing activities	71,850	(7,048)

Net decrease in cash and cash equivalents	(8,080)	(6,550)
Cash and cash equivalents, beginning of period	13,193	21,565
Cash and cash equivalents, end of period	$5,113	$15,015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$1,719	$1,851
Income taxes	$10,247	$3,925
Non-cash investing and financing activities:
Interest added to principal of secured loans	$144	$—
Secured loans received in satisfaction of customer receivable	$—	$12,800
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
The Company recently formed a wholly-owned subsidiary, A-M Global Logistics, LLC ("A-M Logistics"), which will operate the Company's logistics fulfillment center based in Las Vegas, Nevada.
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
These tax returns will be prepared on a basis consistent with past practices. A-Mark has agreed to cooperate in the preparation of these tax returns and have an opportunity to review and comment on these returns prior to filing. A-Mark will pay all taxes attributable to A-Mark and its subsidiaries, and will be entitled to any refund with respect to taxes it has paid.
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
These condensed consolidated financial statements include the accounts of A-Mark, and its wholly owned subsidiaries, CFC, AMTAG, A-M Logistics and TDS (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The condensed consolidated statements of income include all revenues and costs attributable to the Company's operations, including costs for certain functions and services performed by SGI and directly charged or allocated based on usage or other systematic methods. The allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Company's operations had been operated as a separate stand-alone entity. Allocations for inter-company shared service expense are made on a reasonable basis to approximate market costs for such services; these allocations are only applicable for periods prior to the spinoff. Management believes the allocation methods are reasonable.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “2014 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2014 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2014 Annual Report.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of fair value, and allowances for doubtful accounts, impairment assessments of long-lived assets and intangible assets, valuation reserve determination on deferred tax assets, and revenue recognition judgments. Significant estimates also include the Company's fair value determination with respect to its financial instruments and precious metals materials. Actual results could materially differ from these estimates.
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

Foreign Currency
The functional currency of the Company is the United States dollar ("USD"). Also, the functional currency of the Company's wholly-owned foreign subsidiary, AMTAG, is USD, but it maintains its books of record in Euros. The Company remeasures the financial statements of AMTAG into USD. The remeasurement of local currency amounts into USD creates remeasurement gains and losses are included in the condensed consolidated statements of income.
To manage the effect of foreign currency exchange fluctuations, the Company utilizes foreign currency forward contracts. These derivatives generate gains and losses when they are settled and/or when they are marked to market. The change in the value in the derivative instruments is shown on the face of the condensed consolidated statements of income as unrealized net gains (losses) on foreign exchange.
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
Concentration of Customers
Customers providing 10 percent or more of the Company's revenues for the three and six months ended December 31, 2014 and 2013 are listed below:

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,538,871	100.0%	$1,488,691	100.0%	$2,992,337	100.0%	$2,984,716	100.0%
Customer concentrations
HSBC Bank USA	$448,453	29.1%	$393,148	26.4%	$982,991	32.9%	$705,693	23.6%
Total	$448,453	29.1%	$393,148	26.4%	$982,991	32.9%	$705,693	23.6%
Customers providing 10 percent or more of the Company's accounts receivable, excluding $42.6 million and $41.3 million of secured loans and derivative assets of $18.1 million and $22.2 million, as of December 31, 2014 and June 30, 2014, respectively, are listed below:

in thousands
	December 31, 2014		June 30, 2014

	Amount	Percent	Amount	Percent
Total accounts receivable, net (excluding secured loans and derivative assets)	$65,360	100.0%	$39,409	100.0%
Customer concentrations
United States Mint	$18,839	28.8%	$—	—%
Sunshine Mint	9,680	14.8	—	—
Total	$28,519	43.6%	$—	—%

Customers providing 10 percent or more of the Company's secured loans as of December 31, 2014 and June 30, 2014, respectively, are listed below:

in thousands
	December 31, 2014		June 30, 2014

	Amount	Percent	Amount	Percent
Total secured loans	$42,564	100.0%	$41,261	100.0%
Customer concentrations
Customer A	$5,273	12.4%	$2,562	6.2%
Customer B	4,900	11.5	4,200	10.2
Customer C	4,391	10.3	4,103	9.9
Total	$14,564	34.2%	$10,865	26.3%
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
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. As of December 31, 2014 and June 30, 2014 the premium component included in inventory was $4.7 million and $3.3 million, respectively. Our commemorative coin inventory totaled $0.4 million and $2.6 million as of December 31, 2014 and June 30, 2014, respectively. (See Note 4). Neither the commemorative coin inventory nor the premium component of our inventory is hedged.
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $5.7 million and $8.7 million, respectively as of December 31, 2014 and June 30, 2014. The Company mitigates market risk of its physical inventories through commodity hedge transactions. The Company also protects substantially all of its physical inventories from market risk through commodity hedge transactions (see Note 11).
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metals loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2014 and June 30, 2014 totaled $4.0 million and $11.1 million. Such inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially, all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.
Inventory includes amounts for obligations under product financing agreement. The Company enters into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted and the Company is allowed to repurchase the inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense in the condensed consolidated statements of income. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of sales. Such obligation totaled $80.7 million and $24.6 million as of December 31, 2014 and June 30, 2014, respectively.

The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may terminate any such arrangement with 14 days notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2014 and June 30, 2014, included within inventory is $39.6 million and $24.6 million, respectively, of precious metals products subject to repurchase.
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
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. As of December 31, 2014 and June 30, 2014, the Company had no impairments.
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
Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of December 31, 2014 and June 30, 2014, management concluded that an impairment write-down was not required.
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
On February 18, 2014, the Company purchased 2.5% of issued and outstanding Class A common stock of a nonpublic company, who is a customer of A-Mark, for $0.5 million. On September 19, 2014, the Company entered into an agreement with a separate nonpublic company, also a customer of A-Mark, to purchase up to 9% of its issued and outstanding common stock, on a fully diluted basis, in two tranches, for an aggregate purchase price of $2.0 million. The closing of the first tranche of the second transaction, for 5% of the retailer's issued and outstanding common stock at a purchase price equal to $1.1 million, took place on

September 19, 2014. The closing of the second tranche of the second transaction, for 4% of this company's issued and outstanding common stock at a purchase price equal to $0.9 million, is expected to take place on or prior to February 15, 2015.
In connection with both transactions, the Company (1) entered into exclusive supplier agreements, pursuant to which the customers will purchase all bullion products required for their respective businesses exclusively from A-Mark for a period of 5.0 years and 3.0 years, respectively (subject to renewal and earlier termination under certain circumstances), and (2) has the right to appoint, and has appointed, a board member to each customer's boards of directors.  In the case of the second transaction, A-Mark will continue to provide fulfillment services to this customer under the terms of a previously existing fulfillment agreement.
As of December 31, 2014, the aggregate carrying amount of the Company’s cost-method investments was $1.6 million. There were no identifiable events or changes in circumstances that may have had a significant adverse effect on the fair value. As a result, no impairment loss was recorded, nor were any dividends received during the three and six months ended December 31, 2014.
As of December 31, 2014, the aggregate balance of payables due to and the aggregate balance of receivables due from these entities totaled $26.1 million and $18.3 million, respectively. Included in the receivable balance at December 31, 2014 was a $1.0 million secured loan, of which $0.8 million is presented on the condensed consolidated balance sheet as long-term receivables. As of June 30, 2014, the aggregate balance of payables due to and the aggregate balance of receivables due from these entities totaled $3.5 million and $2.6 million, respectively. There was no secured loan balance with these entities at June 30, 2014.
For the three months ended December 31, 2014 the Company had aggregate sales of $139.4 million and aggregate purchases of $0.0 million, respectively, with these entities. For the three months ended December 31, 2013 the Company had aggregate sales of $46.9 million and aggregate purchases of $1.9 million, respectively, with these entities.
For the six months ended December 31, 2014 the Company had aggregate sales of $227.4 million and aggregate purchases of $0.4 million, respectively, with these entities. For the six months ended December 31, 2013 the Company had aggregate sales of $83.2 million and aggregate purchases of $1.9 million, respectively, with these entities.
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

Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2014 and June 30, 2014.

in thousands
	December 31, 2014		June 30, 2014
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$5,113	$5,113	$13,193	$13,193
Receivables, advances receivables and secured loans	107,894	107,894	80,640	80,640
Derivative assets - open sale and purchase commitments, net, included in receivable	2,428	2,428	22,170	22,170
Derivative assets - futures contracts included in receivable	6,174	6,174	—	—
Derivative assets - forward contracts included in receivable	9,510	9,510	14	14
Income taxes receivable from Former Parent	3,139	3,139	3,139	3,139
Financial liabilities:
Lines of credit	$151,000	$151,000	$135,200	$135,200
Liability for borrowed metals	5,684	5,684	8,709	8,709
Product financing obligation	80,660	80,660	24,610	24,610
Derivative liabilities - open sale and purchase commitments, net, included in payables	30,020	30,020	848	848
Derivative liabilities - futures contracts included in payables	—	—	8,078	8,078
Derivative liabilities - forward contracts included in payables	46	46	14,873	14,873
Accounts payable, margin accounts, advances and other payables	50,701	50,701	53,627	53,627
Accrued liabilities	3,416	3,416	6,070	6,070
The fair values of the financial instruments shown in the above table as of December 31, 2014 and June 30, 2014 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.
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
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2014 aggregated by the level in the fair value hierarchy within which the measurements fall:

	December 31, 2014
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Inventory (1)	$223,377	$—	$—	$223,377
Derivative assets — open sale and purchase commitments, net	2,428	—	—	2,428
Derivative assets — futures contracts	6,174	—	—	6,174
Derivative assets — forward contracts	9,510	—	—	9,510
Total assets valued at fair value	$241,489	$—	$—	$241,489
Liabilities:
Liability on borrowed metals	$5,684	$—	$—	$5,684
Product financing arrangement	80,660	—	—	80,660
Liability on margin accounts	5,123	—	—	5,123
Derivative liabilities — open sales and purchase commitments, net	30,020	—	—	30,020
Derivative liabilities — forward contracts	46	—	—	46
Total liabilities, valued at fair value	$121,533	$—	$—	$121,533
____________________
(1) Commemorative coin inventory totaling $0.4 million is held at lower of cost or market and is thus excluded from this table.

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
There were no transfers in or out of Level 2 or 3 during the six months ended December 31, 2014.
Assets Measured at Fair Value on a Non-Recurring Basis
Company's goodwill and other intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value if they are impaired. As of December 31, 2014, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the three months ended December 31, 2014.
The Company's investments in ownership interests in noncontrolled entities do not have readily determinable fair values and were initially recorded at cost, $1.6 million, in aggregate. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the materiality of the instruments to the Company. There were no gains or losses recognized in earnings associated with the Company's ownership interests in noncontrolled entities during the three and six months ended December 31, 2014.
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
Derivative Instruments
The Company’s inventory consists of precious metals products, and for which the Company regularly enters into commitment transactions to purchase and sell its precious metal products. The value of our inventory and these commitments is intimately linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only major credit worthy financial institutions. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions. Notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity (see in Note 11).
Commodity futures and forward contract transactions are recorded at fair value on the trade date. The difference between the original contract value and the market value of the open futures and forward contracts are reflected in receivables or payables in the condensed consolidated balance sheet at fair value (see Note 3 and Note 7).
The Company records the change between market value and trade value of the underlying open commodity contracts as a derivative asset or liability, and it correspondingly records the related unrealized gains or losses. The change in unrealized gain (loss) on open commodity contracts from one period to the next is reflected in net gain (loss) on derivative instruments. These unrealized gains and losses are included as a component of cost of sales on the condensed consolidated statements of income. Gains or losses resulting from the termination of commodity contracts are reported as realized gains or losses on commodity contracts, which is recorded as a component of cost of sales on the condensed consolidated statement of income. Below, is a summary of the net gains (losses) on derivative instruments for the three and six months ended December 31, 2014 and 2013.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Gain (loss) on derivative instruments:
Unrealized gain (loss) on open future commodity and forward contracts and open sale and purchase commitments, net	$9,006	$14,047	$10,284	$(1,839)
Realized loss on future commodity contracts, net	(37,172)	(6,480)	(44,806)	(8,183)
Total	$(28,166)	$7,567	$(34,522)	$(10,022)
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
Advertising
Advertising costs are expensed as incurred, and are included in selling, general and administrative expenses in the condensed consolidated statements of income. Advertising expense was $0.1 million and $0.2 million, respectively, for the three months ended December 31, 2014 and 2013, and was $0.3 million and $0.3 million, respectively, for the six months ended December 31, 2014 and 2013.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $1.8 million and $1.3 million, respectively, for the three months ended December 31, 2014 and 2013, and totaled $3.2 million and $3.0 million, respectively, for the six months ended December 31, 2014 and 2013.
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
Prior to the Distribution, the Company’s Board of Directors ("Board") adopted and the Company's shareholders approved the 2014 Stock Award and Incentive Plan ("2014 Plan"). Under the 2014 Plan, the Company may grant options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of the Company's stock. As of December 31, 2014, no equity awards were issued from the 2014 Plan (see Note 13).
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
Income taxes receivable from Former Parent reflects balances due from the Former Parent for the Company's share of the income tax assets of the group and amounts paid to federal and state jurisdictions due to taxable income generated as a separate taxpaying entity outside the consolidated income tax return group of the Former Parent.

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
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. There is no dilutive effect of SARs, as such obligations are not settled and were out of the money for the three and six months ended December 31, 2014 and 2013.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Basic weighted average shares outstanding (1)(2)	6,963	7,729	6,963	7,729
Effect of common stock equivalents — stock issuable under outstanding equity awards	96	157	99	157
Diluted weighted average shares outstanding (2)	7,059	7,886	7,062	7,886

_________________________________
(1)	Basic weighted average shares outstanding include the effect of vested but unissued restricted stock grants.
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

Recent Accounting Pronouncements
In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU No. 2014-16 clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU No. 2014-16 clarifies that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting ASU No. 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. ASU No. 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which will be our fiscal year 2017 (or July 1, 2016). Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-16 on our consolidated financial statements and related disclosures.
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchases Financings, and Disclosures, which requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In additions, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU No. 2014-11 is effective beginning annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. We are currently evaluating the impact of our pending adoption of ASU No. 2014-11 on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU No. 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

3.	RECEIVABLES
Receivables and secured loans consist of the following as of December 31, 2014 and June 30, 2014:

in thousands
	December 31, 2014	June 30, 2014

Customer trade receivables	$32,129	$1,744
Wholesale trade advances	11,583	4,586
Due from brokers	21,648	33,079
Subtotal	65,360	39,409
Secured loans	41,764	41,261
Secured loans (long-term portion)	800	—
Subtotal	107,924	80,670
Less: allowance for doubtful accounts	(30)	(30)
Subtotal	107,894	80,640
Derivative assets — open sale and purchase commitments, net	2,428	22,170
Derivative assets — futures contracts	6,174	—
Derivative assets — forward contracts	9,510	14
Receivables, net	$126,006	$102,824

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

Secured loans include short-term loans, which include a combination of on-demand lines and short term facilities, and long-term loans that are made to our customers. These loans are fully secured by the customers' assets, that include bullion, numismatic and semi-numismatic material, which are held in safekeeping by TDS, a wholly owned subsidiary of the Company. As of December 31, 2014 and June 30, 2014, the loans carried weighted-average effective interest rates of 8.3% and 7.9%, respectively, and mature in periods generally ranging from on-demand to two years.

Below is a summary of the significant secured loans that were modified, assumed or acquired and the financial effects of those agreements:

•
On September 27, 2013, CFC, a subsidiary of the Company, assumed the rights from a borrower/customer to a portfolio of short-term loan receivables totaling $12.8 million for $0.4 million and the satisfaction of an existing outstanding loan, totaling $12.8 million, which was owed to CFC. This transaction resulted in the assignment of the borrower/customer's portfolio of loan receivables to CFC, which were collateralized by the underlying precious metal product of the customers of the borrower/customer. The loan premium is amortized ratably as the loan is paid off. The loans are due on demand with the option to extend maturities for 180 days. As of December 31, 2014, the aggregate carrying value of this loan portfolio was $3.0 million and the aggregate loan premium was $0.2 million, related to this transaction. As of June 30, 2014, the aggregate carrying value of this loan portfolio was $5.8 million and the aggregate loan premium was $0.3 million, related to this transaction.

•
On June 5, 2014, CFC assumed the rights from the above-referenced customer to a portfolio of short-term loan receivables totaling $3.8 million for the aggregate principal amount of the loan portfolio. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. Additionally, the customer retains the responsibility for the servicing and administration of the loans. As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this customer, secured by the portfolio of short-term loan receivables, which is collateralized by precious metal products. As of December 31, 2014 and June 30, 2014, the aggregate carrying value of this loan portfolio was $1.3 million and $3.8 million, respectively.

•
On June 18, 2014, CFC assumed the rights to a secured portfolio of short-term loan receivables totaling $2.6 million from Stack's-Bowers Numismatics, LLC ("Stack's Bower"), a wholly-owned subsidiary of our Former Parent. As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this related party, secured by the portfolio of short-term loan receivables, which is collateralized by numismatic and semi numismatic products. As of December 31, 2014 and June 30, 2014, the aggregate carrying value of this loan was $0.0 million and $2.6 million, respectively, bearing interest at 5.5% per annum. This secured loan was paid off in full, plus accrued interest, on August 19, 2014.

•
On July 1, 2014, CFC assumed the rights to a portfolio of short-term loan receivables totaling $3.7 million for the aggregate principal amount of the loan portfolio from the same customer from whom it had entered into similar arrangements on June 5, 2014. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. Additionally, the customer retains the responsibility for the servicing and administration of the loans. As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this customer, secured by the portfolio of short-term loan receivables, which is collateralized by precious metal products. As of December 31, 2014, the aggregate carrying value of this loan portfolio was $2.0 million.

•
On October 9, 2014, CFC entered into a loan agreement and related documents with Stack’s Bower (a related party), providing for a secured line of credit in the maximum principal amount of up to $16.0 million, bearing interest at a competitive rate per annum, which is at an interest rate midst the range of rates CFC charges its non-related parties. Advances under the line of credit are secured by numismatic and semi-numismatic products and receivables. As of December 31, 2014, the aggregate carrying value of this loan was $5.3 million.

•
On January 23, 2015, CFC assumed the rights to another portfolio of short-term loan receivables totaling $3.1 million for the aggregate principal amount of the loan portfolio from the same customer from who CFC had entered into similar arrangements on June 5, 2014 and July 1, 2014. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. Additionally, the customer retains the responsibility for the servicing and administration of the loans (see Note 15).

The secured loans that the Company generates with active customers of A-Mark are reflected as an operating activity on the condensed consolidated statements of cash flows within receivables. The secured loans that the Company generates with borrowers who are not active customers of A-Mark are reflected as an investing activity on the condensed consolidated statements of cash flows as secured loans, net.

For the secured loans that are reflected as an investing activity and have terms that allow the borrower to increase their loan balance (at the discretion of the Company) based on the excess value of their collateral compared to their aggregate principal balance of loan and are repayable on demand or in the short-term, the borrowings and repayments are netted on the condensed consolidated statements of cash flows. In contrast, for the secured loans that are reflected as an investing activity and do not contain a revolving credit-line feature or have long-term maturities, the borrowed funds are shown at gross as other originated secured loans, segregated from the repayments of the principal, which are shown as principal collections on other originated secured loans on the condensed consolidated statements of cash flows.

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
The Company evaluates its loan portfolio in one of three classes of finance receivables: those loans secured by: 1) bullion 2) numismatic items and 3) customers' pledged assets, which may include bullion and numismatic items. The Company's secured loans by portfolio class, which align with management reporting, are as follows:

in thousands
	December 31, 2014		June 30, 2014
Bullion	$9,960	23.4%	$17,361	42.1%
Numismatic and semi numismatic	26,331	61.9	23,900	57.9
Subtotal	36,291	85.3	41,261	100.0
Other pledged assets(1)	6,273	14.7	—	—
Total secured loans	$42,564	100.0%	$41,261	100.0%

_________________________________
(1)	Includes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.

Each of the three classes of receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. The methodology of assessing the credit quality of the secured loans acquired by the Company is similar to the secured loans originated loans by the Company; they are administered using the same internal reporting system, collateralized by precious metals or other pledged assets, for which a loan to value determination procedures are applied.
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
Further information about the Company's credit quality indicators includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans that are collaterlized by precious metal products, as follows:

in thousands
	December 31, 2014		June 30, 2014
Loan-to-value of 75% or more (1)	$15,647	43.1%	$11,950	29.0%
Loan-to-value of less than 75% (1)	20,644	56.9	29,311	71.0
Secured loans collateralized by precious metal products (1)	$36,291	100.0%	$41,261	100.0%

_________________________________
(1)	Excludes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
    The Company had two loans with a loan-to-value ratio in excess of 100% at December 31, 2014. The aggregate balance of these loans totaled $193,000 or .5% of the secured loan balance. The Company had no loans with a loan-to-value ratio in excess of 100% at June 30, 2014.
For the Company's secured loans where the loan-to-value ratio is not a valid indicator (because the loans are collateralized by other assets of the borrower in addition to their precious metal inventory) the Company uses other indicators to measure the quality of this type of loan. For this type of loan, the Company use the following credit quality indicators: accounts receivable-to-loan ratios and inventory-to loan ratios and delinquency status of the loan.
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
For the three and six months ended December 31, 2014 and 2013, the Company incurred no loan impairment costs.
Allowance for Doubtful Accounts
Allowances for doubtful accounts are recorded based on specifically identified receivables, which the Company has identified as potentially uncollectible. As summary of the activity in the allowance for doubtful accounts is as follows:

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Three Months Ended December 31, 2014	$30	$—	$—	$30
Year Ended June 30, 2014	$104	$—	$(74)	$30

4.	INVENTORIES

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
The premium component of market value included in the inventories as of December 31, 2014 and June 30, 2014 totaled $4.7 million and $3.3 million, respectively. Commemorative coins, which are not hedged, are also included in inventory at the lower of cost or market and totaled $0.4 million and $2.6 million as of December 31, 2014 and June 30, 2014, respectively. As of December 31, 2014 and June 30, 2014, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(12.3) million and $3.8 million, respectively.
The Company enters to arrangements with its suppliers and customers regarding its inventory, as summarize below:

Borrowed Precious Metals from Suppliers
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $5.7 million and $8.7 million as of December 31, 2014 and June 30, 2014, respectively. The Company mitigates market risk of its physical inventories through commodity hedge transactions (see Note 11).
Repurchase Arrangements with Finance Company
Inventories include amounts for obligations under product financing agreement. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $80.7 million and $24.6 million as of December 31, 2014 and June 30, 2014, respectively.
Consignment Arrangements with Customers
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2014 and June 30, 2014 totaled $4.0 million and $11.1 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the precious metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.
Repurchase Arrangements with Customers
The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may terminate any such arrangement with 14 days notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2014 and June 30, 2014, included within inventory is $39.6 million and $24.6 million, respectively, of precious metals products subject to repurchase.
5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2014 and June 30, 2014:

in thousands
	December 31, 2014	June 30, 2014
Office furniture, fixtures and equipment	$504	$490
Computer equipment	342	323
Computer software	2,376	2,333
Leasehold improvements	260	260
Subtotal	3,482	3,406
Less: accumulated depreciation	(1,991)	(1,728)
Property and equipment, net	$1,491	$1,678

Depreciation expense for the three months ended December 31, 2014 and 2013 was $0.1 million and $0.1 million, respectively, and for the six months ended December 31, 2014 and 2013 was $0.3 million and $0.3 million, respectively.

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
The carrying value of other purchased intangibles as of December 31, 2014 and June 30, 2014 is as described below:

dollar amounts in thousands
		December 31, 2014			June 30, 2014
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade-name	Indefinite	$454	$—	$454	$454	$—	$454
Existing customer relationships	5 - 15	5,747	(3,640)	2,107	5,747	(3,448)	2,299
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Purchased intangibles subject to amortization		7,942	(5,835)	2,107	7,942	(5,643)	2,299
		$8,396	$(5,835)	$2,561	$8,396	$(5,643)	$2,753

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be four to fifteen years. Amortization expense related to the Company's intangible assets for the six months ended December 31, 2014 and 2013 was $0.2 million and $0.2 million, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal year ending June 30,	Amount
2015 (6 months remaining)	$192
2016	385
2017	385
2018	385
2019	385
Thereafter	375
Total	$2,107

7.	ACCOUNTS PAYABLE
Accounts payable consist of the following:

in thousands
	December 31, 2014	June 30, 2014
Trade payable to customers payables	$5,723	$366
Advances from customers	28,783	38,739
Liability on deferred revenue	9,713	4,177
Net liability on margin accounts	5,123	8,983
Other accounts payable	1,359	1,362
Subtotal	50,701	53,627
Derivative liabilities — open sales and purchase commitments, net	30,020	848
Derivative liabilities — futures contracts	—	8,078
Derivative liabilities — forward contracts	46	14,873
	$80,767	$77,426

8.	INCOME TAXES

The Company files a consolidated federal income tax return based on a June 30th tax year end. The provision for (benefit from) income taxes for the three and six months ended December 31, 2014 and 2013 consists of the following:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

U.S	$1,131	$1,621	$1,909	$3,141
Foreign	—	—	—	—
Provision for income taxes	$1,131	$1,621	$1,909	$3,141

The effective tax rate for the three and six months ended December 31, 2014 and 2013 is as follows:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Effective tax rate	40.5%	41.9%	40.5%	40.5%
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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the six months ended December 31, 2014, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As of December 31, 2014, the Company had $0.3 million of valuation allowance for its realizability of deferred tax assets. The Company will continue to assess the need for a valuation allowance in the future by evaluating both positive and negative evidence that may exist.
During the quarter ended December 31, 2014, the Company determined that it was appropriate to adjust the deferred tax assets and income tax payable/receivable for the timing differences that changed materially during the current quarter. Accordingly, the Company recorded a $6.0 million increase to the deferred tax assets for the estimated change in temporary adjustments that had a material unfavorable impact on income tax expense payable.
The Company's consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer during the period prior to the Distribution rather than a member of the Former Parent company's consolidated income tax return group. The current tax receivable of $3.1 million reflects balances due from the Former Parent company to A-Mark for its share of the income tax assets of the group. The current tax receivable of $0.2 million represents amounts paid to federal and state jurisdictions due to taxable income generated as a separate taxpaying entity outside the consolidated income tax return group of the Former Parent.
As of December 31, 2014, the Company had $0.5 million of unrecognized tax benefits and $0.4 million relating to interest and penalties. Of the total unrecognized tax benefits, $0.5 million would reduce the Company's effective tax rate, if recognized. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the three months ended December 31, 2014 and 2013, the Company had no additional accruals for interest and penalties.

The Company files income tax returns in the U.S. and various states. Prior to the Distribution, the Company was included in the consolidated federal and state tax filing of the Former Parent. The Former Parent has been under examination by the IRS for the years ended June 30, 2004 through 2013; however, subsequent to the balance sheet date, the Former Parent was notified that it had successfully resolved the June 30, 2004 through June 30, 2007 tax years. The Former Parent remains under examination by the IRS for the years ended June 30, 2008 through 2013 and other taxing jurisdictions on certain tax matters, including challenges to certain positions the Former Parent has taken. The Former Parent is unable to determine the outcome of these audits at this time; however, the Former Parent has been offered a settlement from the state of New York  regarding certain tax matters on the combined New York filing.  The Former Parent is considering whether to settle tax matters with New York or to further pursue tax positions taken. With few exceptions, either examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Former Parent for the years through 2003.
In connection with the spinoff, the Company entered into a Tax Separation Agreement with SGI.  The Tax Separation Agreement governs the respective rights, responsibilities and obligations of SGI and us with respect to, among other things, liabilities for U.S. federal, state, local and other taxes. In addition to the allocation of tax liabilities, the Tax Separation Agreement addresses the preparation and filing of tax returns for such taxes and disputes with taxing authorities regarding such taxes. Pursuant to the Tax Separation Agreement, A-Mark may be responsible for any tax amount related to A-Mark that is incurred as the result of adjustments made during the Internal Revenue Service examination or other tax jurisdictions' examinations of the Former Parent. Under the terms of the Tax Separation Agreement, SGI will have the responsibility to prepare and file tax returns for tax periods ending prior to the Distribution date and for tax periods which include the Distribution date but end after the Distribution date, which will include A-Mark and its subsidiaries. These tax returns will be prepared on a basis consistent with past practices. The Company will cooperate in the preparation of these tax returns and have an opportunity to review and comment on these returns prior to filing. A-Mark will pay all taxes attributable to A-Mark and its subsidiaries, and will be entitled to any refund with respect to taxes it has paid.
The amounts receivable under the Company's income tax sharing obligation due from SGI totaled $3.1 million, and $3.1 million as of December 31, 2014 and June 30, 2014, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes receivable from Former Parent. Based on the terms to the Tax Separation Agreement, payment is due to the Company after SGI files its tax return and is in receipt of its tax refund from the IRS. Furthermore, pursuant to the terms of the Tax Separation Agreement, the Company has been allocated approximately $6.3 million of state net operating losses. These net operating losses resulted in a deferred tax asset of $0.4 million.
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
9. RELATED PARTY TRANSACTIONS
During the three and six months ended December 31, 2014 and 2013, the Company made sales and purchases to various companies under common control with A-Mark (through common ownership and management) through the date of Distribution. The companies are as follows: Calzona Ventures, LLC ("Calzona"), Stack's-Bowers Numismatics, LLC ("Stack's Bowers"), Spectrum Numismatics International, Inc. (now doing business as Stack's Bowers) ("SNI"), and Teletrade Inc. (now doing business as Stack's Bowers) ("Teletrade"). All of such entities were consolidated by our Former Parent, SGI.

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Related Party Company
Calzona	$—	$—	$1,481	$354	$157	$—	$2,349	$354
SNI (now doing business as Stack's Bower)	386	2,145	1,616	1,794	610	3,793	3,787	2,260
Stack's Bower	722	569	856	1,529	1,300	1,467	1,202	2,650
Teletrade (now doing business as Stack's Bowers)	422	903	618	621	1,015	1,278	1,099	1,485
Related party, total	$1,530	$3,617	$4,571	$4,298	$3,082	$6,538	$8,437	$6,749
As of December 31, 2014 and June 30, 2014, the Company's had related party receivables and payables balance as set forth below:

in thousands
	December 31, 2014		June 30, 2014
	Receivables	Payable	Receivables	Payable
Related Party Company
Calzona	$—	$—	$—	$67
SNI (now doing business as Stack's Bowers)	—	10	—	72
Stack's Bowers	5,325	—	2,563	—
Teletrade (now doing business as Stack's Bowers)	—	7	—	133
SGI (Former Parent)	3,214	—	3,289	—
Related party, total	$8,539	17	$5,852	$272

Secured Loans to Related Parties
On June 18, 2014, CFC assumed the rights to a secured portfolio of short-term loan receivable totaling $2.6 million from Stack's Bowers (a related party). As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this related party, secured by the transfer of the portfolio of short-term loan receivables, collateralized by numismatic and semi numismatic products. As of December 31, 2014, the aggregate carrying value of this loan was $0.0 million, which bore interest of 5.5% per annum. This secured loan was paid off in full, plus accrued interest, on August 19, 2014.

On October 9, 2014, CFC entered into a loan agreement and related documents with Stack’s Bower (a related party), providing for a secured line of credit in the maximum principal amount of up to$16.0 million, bearing interest at a competitive rate per annum, which is at an interest rate midst the rates CFC charges its non-related parties. Advances under the line of credit are secured by numismatic and semi-numismatic products. As of December 31, 2014, the aggregate carrying value of this loan was $5.3 million (see Note 3).

Corporate Overhead Charges
During the six months ended December 31, 2014 and 2013, the Company incurred $0.0 million and $0.40 million, respectively, of corporate overhead charges, which were payable monthly to SNI based on the Former Parent's annual budget, and were included in selling, general and administrative expenses. As a result of the Distribution, this monthly obligation to SNI concluded.
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
Income Tax Sharing Obligations
The amounts receivable under the Company's income tax sharing obligation due from SGI, totaled $3.1 million, and $3.1 million as of December 31, 2014 and June 30, 2014, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes receivable from Former Parent (see Note 8).
Dividends Paid to Former Parent
During the six months ended December 31, 2014 and 2013, the Company paid to SGI dividends totaling $0.0 million and $5.0 million, respectively, in regards to dividends declared prior to the spinoff. The Company has not made a determination regarding our policy on the payment of dividends following the spinoff.
Royalties to Former Owner
As part of the sales agreement dated July 1, 2005, a former owner of the Company receives a portion of the finance income earned with a specific customer through June 2015. The Company incurred $0.13 million and $0.11 million in selling, general and administrative expenses (royalty expense) during the six months ended December 31, 2014 and 2013, respectively. The total amount due to the former owner of $0.13 million and $0.20 million are included in accrued liabilities as of December 31, 2014 and June 30, 2014, respectively.

10.	FINANCING AGREEMENTS

Lines of Credit
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit up to the maximum of the credit facility. All lenders have a perfected, first security interest in all assets of the Company presented as collateral. Loan advances will be available against a borrowing base report of eligible assets in accordance with the inter-creditor agreement currently in place. Pledged collateral comprises assigned and confirmed inventory, trade receivable, trade advances, derivatives equity and pledged non bullion and bullion loans.
Effective September 12, 2014, the Company obtained a permanent increase in its demand Trading Credit Facility through the addition of a sixth institutional participant, which is providing $50.0 million in demand lines. As of December 31, 2014, the maximum of the Trading Credit Facility was $220.0 million. The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.17% and 0.15% as of December 31, 2014 and June 30, 2014, respectively. Borrowings are due on demand and totaled $151.0 million and $135.2 million at December 31, 2014 and at June 30, 2014, respectively. The amounts available under the Trading Credit Facility are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the Trading Credit Facility and lender approval of the revised borrowing base calculation.   The amounts available under the Trading Credit Facility after taking into consideration current borrowings, based upon the latest approved borrowing bases in effect, totaled $19.5 million and $14.4 million at December 31, 2014 and June 30, 2014, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends. The Trading Credit Facility is cancelable by written notice from the financial institutions.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company to maintain a minimum tangible net worth. In connection with the new line effective September 12, 2014, the minimum tangible net worth financial covenant under the Trading Credit Facility was increased from $25.0 million to $35.0 million. The Company is in compliance with all restrictive financial covenants as of December 31, 2014. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

Through October 8, 2014, the Trading Credit Facility contained a a sub-facility that the Company and SNI (a related party) was able to be drawn on. A-Mark and SNI could draw up to $20.0 million and $5.0 million, respectively, under the sub-facility; provided that the maximum amount that was permitted to be outstanding at any given time could not exceed $23.0 million. Amounts available for borrowing under this sub-facility as of December 31, 2014 and June 30, 2014 were $0.0 million and $3.3 million, respectively. On October 8, 2014, SNI paid off its obligations under the sub-facility in full utilizing funds drawn from its line of credit with CFC, and SNI no longer has any right to draw upon the sub-facility (see Note 3).

Interest expense related to the Company’s borrowing arrangements totaled $0.8 million and $0.8 million, which represents 84.6% and 89.4% of the total interest expense recognized, for the three months ended December 31, 2014 and 2013, respectively. Our borrowing arrangements carried a daily weighted average effective interest rate of 2.84% and 3.22%, respectively, for the three months ended December 31, 2014 and 2013.

Interest expense related to the Company’s borrowing arrangements totaled $1.8 million and $1.6 million, which represents 86.3% and 85.8% of the total interest expense recognized, for the six months ended December 31, 2014 and 2013, respectively. Our borrowing arrangements carried a daily weighted average effective interest rate of 2.95% and 3.19%, respectively, for the six months ended December 31, 2014 and 2013.

Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements, which bear interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $5.7 million and $8.7 million as of December 31, 2014 and June 30, 2014, respectively.
Product Financing Arrangement
The Company has an agreement with a financial institution (a third party) that allows the Company to transfer its gold and silver inventory at a fixed price to this third party. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $80.7 million and $24.6 million as of December 31, 2014 and June 30, 2014, respectively.

11.	HEDGING TRANSACTIONS
The Company is exposed to market risk, such as change in commodity prices, and foreign exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative products, such as forwards and futures. By policy, the Company historically has not entered into derivative financial instruments for trading purposes or for speculation.
Commodity Price Management
The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories, by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company's trading inventories through the purchase and sale of a variety of derivative products such as forwards and futures related to precious metal prices.
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

The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC, whereby the gains or losses would be deferred and included as a component of other comprehensive income. Instead, gains or losses resulting from the Company's futures and forward contracts and open sale and purchase commitments are reported as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (a component of receivables or payables). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $(28.2) million and $7.6 million for the three months ended December 31, 2014 and 2013, respectively. Net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $(34.5) million and $(10.0) million for the six months ended December 31, 2014 and 2013, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in sales and purchase transactions with the Company. They also include collateral limits for different types of sale and purchase transactions that counterparties may engage in from time to time.
The following table summarizes the results of our hedging activities as follows at December 31, 2014 and at June 30, 2014, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk:

in thousands
	December 31, 2014	June 30, 2014
Inventory	$223,771	$175,554
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(394)	(2,564)
Premium on metals position	(4,653)	(3,285)
Inventory value not hedged	(5,047)	(5,849)

Subtotal	218,724	169,705
Commitments at market:
Open inventory purchase commitments	441,431	489,944
Open inventory sales commitments	(204,389)	(190,108)
Margin sale commitments	(13,073)	(15,751)
In-transit inventory no longer subject to market risk	(11,136)	(4,522)
Unhedgable premiums on open commitment positions	2,410	1,694
Inventory borrowed from suppliers	(5,684)	(8,709)
Product financing obligation	(80,660)	(24,610)
Advances on industrial metals	3,141	8,813
Inventory subject to price risk	350,764	426,456

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	168,577	206,055
Precious metals futures contracts at market values	181,891	220,984
Total market value of derivative financial instruments	350,468	427,039

Net inventory subject to commodity price risk	$296	$(583)

As of December 31, 2014 and June 30, 2014, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	December 31, 2014	June 30, 2014
Purchase commitments	$441,431	$489,944
Sales commitments	(204,389)	(190,108)
Margin sales commitments	(13,073)	(15,751)
Open forward contracts	168,577	206,055
Open futures contracts	181,891	220,984
The contract amounts of these forward and futures contracts and the open sales and purchase orders are not reflected in the accompanying condensed consolidated balance sheet. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value.
The Company’s open sale and purchase commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2014 are scheduled to settle within 30 days.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2014, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations of its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized net gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $(75,000) and $24,000 for the three months ended December 31, 2014 and 2013, respectively. Unrealized net gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $(84,000) and $60,000 for the six months ended December 31, 2014 and 2013, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at December 31, 2014 was $0.8 million and $2.4 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2014 was $2.7 million and $3.8 million, respectively.
Offsetting Derivative Instruments
In respect to the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of December 31, 2014 and June 30, 2014.

	December 31, 2014				June 30, 2014

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative receivables:
Open sale and purchase commitments	$3,424	$(996)	$—	$2,428	$26,282	$(4,112)	$—	$22,170
Future contracts	6,174	—	—	6,174	—	—	—	—
Forward contracts	9,510	—	—	9,510	14	—	—	14
	$19,108	$(996)	$—	$18,112	$26,296	$(4,112)	$—	$22,184
Nettable derivative payables:
Open sale and purchase commitments	$31,936	$(1,916)	$—	$30,020	$1,022	$(174)	$—	$848
Margin accounts	13,073	—	(7,950)	5,123	15,751	—	(6,768)	8,983
Future contracts	—	—		—	(15,121)	—	23,199	8,078
Forward contracts	46	—	—	46	14,873	—	—	14,873
	$45,055	$(1,916)	$(7,950)	$35,189	$16,525	$(174)	$16,431	$32,782
12. COMMITMENTS AND CONTINGENCIES
On November 21, 2014, the Company executed an agreement to lease approximately 14,000 square feet of warehouse space in Las Vegas, Nevada at cost of approximately $252 thousand per year. The term of the lease is 5.0 years with increases in costs of 3.0% per annum.
Refer to Note 12 of the Notes to Consolidated Financial Statements in the 2014 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments. There has been no material changes to those scheduled commitments as of the filing of this report.

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
Under the 2014 Plan, the exercise price of options and base price of SARs may be set at the discretion of the Committee, but generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is 10 years. The 2014 Plan limits the number of share-denominated awards that may be granted to any one eligible person to 250,000 shares in any fiscal year. Also, in the case of non-employee directors, the 2014 Plan limits the maximum grant-date fair value at $300,000 of stock-denominated awards granted to a director in a given fiscal year, except for a non-employee Chairman of the Board whose grant-date fair value maximum is $600,000 per fiscal year. The 2014 Plan will terminate when no shares remain available for issuance and no awards remain outstanding; however, the authority to grant new awards will terminate on December 13, 2022.
As of December 31, 2014, 625,000 shares were available for grants under the 2014 Plan. At that date no awards had yet been granted under the 2014 Plan.
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
From December 31, 2014, the Company will recognize compensation expense of $0.4 million, $0.1 million and $0.0 million, related to stock-options, RSUs and SARs, respectively, over weighted average periods 2.8 years, 1.2 years and 0.0 years respectively. The Company will not recognize compensation costs for awards held by employees of SGI, as they are not providing any services to the Company.
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
During the three and six months ended December 31, 2014 and 2013, the Company incurred compensation expense related to stock options granted to the Company's employees (including SGI employees who transferred to the Company in conjunction with the spinoff) that were settleable in shares of SGI common stock (prior to the date of Distribution) and settleable in shares of Company's common stock (subsequent to the date of Distribution and award modification) as set forth below.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Stock option based Compensation Cost related to Shares Settleable in:
SGI common stock	$—	$—	$—	$—
A-Mark common stock	37.6	—	77.2	—
Total stock option based compensation costs	$37.6	$—	$77.2	$—
As of December 31, 2014, there was total remaining compensation expense of $0.4 million related to employee stock options, which will be recorded over a weighted average period of approximately 2.8 years.
The following table summarizes the stock option activity for the six months ended December 31, 2014

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award (1)
Outstanding at June 30, 2014	230,787	$10.00	$407	$5.98
Granted through stock option plan	—	—
Exercised	—	—
Cancellations, expirations and forfeitures	(660)	48.02
Outstanding at December 31, 2014	230,127	9.89	$213	$6.00
Shares exercisable at December 30, 2014	158,213	10.60	$155	$5.80

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

Following is a summary of the status of stock options outstanding at December 31, 2014:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	7.85	$8.39	62,325	7.89	$8.44
10.01	15.00	95,888	7.71	12.00	95,888	7.71	12.00
		230,127	7.79	9.89	158,213	7.77	10.60
Restricted Stock Units
During the three and six months ended December 31, 2014 and 2013, the Company incurred compensation expense related to RSUs granted to the Company's employees (including SGI employees who transferred to the Company in conjunction with the spinoff) that were settleable in shares of SGI common stock (prior to the date of Distribution) and settleable in shares of Company's common stock (subsequent to the date of Distribution and award modification) as set forth below.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
RSUs-based Compensation Cost related to Share Settleable in:
SGI common stock	$—	$36.8	$—	$73.7
A-Mark common stock	22.6	—	45.1	—
Total RSUs based compensation costs	$22.6	$36.8	$45.1	$73.7
The remaining compensation expense that will be recorded under restricted stock grants totals $0.1 million, which will be recorded over a weighted average period of approximately 1.2 years.
The following table summarizes the RSU activity for the six months ended December 31, 2014:

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

     No tax benefit was recognized in the condensed consolidated statements of income related to share-based compensation for the three and six months ended December 31, 2014. No share-based compensation was capitalized for the three and six months ended December 31, 2014.

Stock Appreciation Rights
The Company, from time to time, may grant SARs to certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally 3.0 years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stock's closing price on the date of grant to the average price in the last month of the third year of vesting. As of December 31, 2014, the Company had issued and outstanding 8,990 SARs with an average base price of $50.31, in connection with the spinoff. At December 31, 2014, there was no intrinsic value associated with these arrangements. The Company did not recognize any compensation expense related to these awards during the six months ended December 31, 2014. There is no remaining compensation expense that will be recorded for these awards.
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
Revenue are attributed to geographic location based on customer location. The Company's geographic operations are as follows:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Revenue by geographic region:
United States	$1,345,428	$1,256,344	$2,658,914	$2,556,790
Europe	64,460	121,760	119,410	192,064
North America, excluding United States	110,057	100,502	181,836	177,268
Asia Pacific	18,732	9,206	30,044	56,533
Africa	25	—	25	—
Australia	167	879	2,106	2,029
South America	2	—	2	32
Total revenue	$1,538,871	$1,488,691	$2,992,337	$2,984,716

in thousands
	December 31, 2014	June 30, 2014
Inventories by geographic region:
United States	$201,825	$159,145
Europe	9,475	10,500
North America, excluding United States	3,846	4,091
Asia	8,625	1,818
Total inventories	$223,771	$175,554

in thousands
	December 31, 2014	June 30, 2014
Total assets by geographic region:
United States	$350,982	$285,092
Europe	10,485	14,137
North America, excluding United States	3,846	4,091
Asia	8,625	1,818
Total assets	$373,938	$305,138

in thousands
	December 31, 2014	June 30, 2014
Total long term assets by segment/geographic region:
United States	$11,267	$9,726
Europe	80	89
Total long-term assets	$11,347	$9,815

15.	SUBSEQUENT EVENT
Loan Portfolio Acquisition
On January 23, 2015, CFC assumed the rights to another portfolio of short-term loan receivables totaling $3.1 million for the aggregate principal amount of the loan portfolio from the same customer from whom CFC had entered into similar arrangements on June 5, 2014 and July 1, 2014. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. Additionally, the customer retains the responsibility for the servicing and administration of the loans (see Note 3).

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the respective years. Included in our analysis is a discussion of two performance metrics: (i) inventory turnover ratio and (ii) number of secured loans at quarter-end. Our inventory turnover ratio is a measure of how quickly inventory has moved during the past three and six months. The majority of the Company’s trading activities involve two day value trades that produce slim gross margin percentages. The inventory turnover ratio measures the efficiency of our trading activity and the liquidity of our inventory. The number of secured loans at quarter-end, together with the aggregate of secured loans outstanding, are indicators of the size of our finance lending business.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of December 31, 2014. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
The Company recently formed a wholly-owned subsidiary, A-M Global Logistics, LLC, referred to as A-M Logistics, which will operate the Company's logistics fulfillment center based in Las Vegas, Nevada.

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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended December 31, 2014 and 2013
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended December 31, 2014 and 2013 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended December 31,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$1,538,871	100.000%	$1,488,691	100.000%	$50,180	3.4%
Gross profit	7,193	0.467%	7,872	0.529%	(679)	(8.6)%
Selling, general and administrative expenses	(4,754)	(0.309)%	(4,503)	(0.303)%	251	5.6%
Interest income	1,398	0.091%	1,365	0.092%	33	2.4%
Interest expense	(969)	(0.063)%	(889)	(0.060)%	80	9.0%
Unrealized gains (losses) on foreign exchange	(75)	(0.005)%	24	0.002%	(99)	NM
Net income before provision for income taxes	2,793	0.182%	3,869	0.260%	(1,076)	(27.8)%
Provision for income taxes	(1,131)	(0.074)%	(1,621)	(0.109)%	(490)	(30.2)%
Net income	$1,662	0.108%	$2,248	0.151%	$(586)	(26.1)%

Per Share Data:
Basic (1)	$0.24	NA	$0.29	NA	$(0.05)	(17.2)%
Diluted (1)	$0.24	NA	$0.29	NA	$(0.05)	(17.2)%

Performance Metrics:
Inventory turnover ratio (2)	8.0	NA	8.8	NA	(0.8)	(9.1)%
Number of secured loans at quarter-end (3)	123	NA	136	NA	(13)	(9.6)%

_________________________________

NM	Not meaningful.

NA	Not applicable.

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

Overview of Results of Operations for the Six Months Ended December 31, 2014 and 2013
Condensed Consolidated Results of Operations
The operating results of our business for the six months ended December 31, 2014 and 2013 are as follows:

in thousands, except per share data and performance metrics
Six Months Ended December 31,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$2,992,337	100.000%	$2,984,716	100.000%	$7,621	0.3%
Gross profit	12,923	0.432%	14,901	0.499%	(1,978)	(13.3)%
Selling, general and administrative expenses	(8,973)	(0.300)%	(8,151)	(0.273)%	822	10.1%
Interest income	2,875	0.096%	2,822	0.095%	53	1.9%
Interest expense	(2,032)	(0.068)%	(1,877)	(0.063)%	155	8.3%
Unrealized gains (losses) on foreign exchange	(84)	(0.003)%	60	0.002%	(144)	NM
Net income before provision for income taxes	4,709	0.157%	7,755	0.260%	(3,046)	(39.3)%
Provision for income taxes	(1,909)	(0.064)%	(3,141)	(0.105)%	(1,232)	(39.2)%
Net income	$2,800	0.094%	$4,614	0.155%	$(1,814)	(39.3)%

Per Share Data:
Basic (1)	$0.40	NA	$0.60	NA	$(0.20)	(33.3)%
Diluted (1)	$0.40	NA	$0.59	NA	$(0.19)	(32.2)%

Performance Metrics:
Inventory turnover ratio (2)	14.9	NA	18.4	NA	(3.5)	(19.0)%
Number of secured loans at quarter-end (3)	123	NA	136	NA	(13)	(9.6)%

_________________________________

NM	Not meaningful.

NA	Not applicable.

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

(2)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(3)	Number of outstanding loans to customers by our CFC financing subsidiary at quarter-end.

Revenues
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Three Months Ended December 31,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$1,538,871	100.000%	$1,488,691	100.000%	$50,180	3.4%
Revenues for the three months ended December 31, 2014 increased $50.2 million, or 3.4%, to $1.539 billion from $1.489 billion in 2013. Our revenues increased primarily due to an increase in the total number of silver ounces sold partially offset by a decrease in gold ounces sold during the three months ended December 31, 2014 as compared to 2013. Another factor constraining the increase in our revenues was the decrease of commodity prices for both gold and silver during the three months ended December 31, 2014 as compared to 2013.
Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Six Months Ended December 31,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$2,992,337	100.000%	$2,984,716	100.000%	$7,621	0.3%
Revenues for the six months ended December 31, 2014 increased $7.6 million, or 0.3%, to $2.992 billion from $2.985 billion in 2013. Our revenues increased primarily due to an increase in the total number of silver ounces sold partially offset by a decrease in gold ounces sold during the six months ended December 31, 2014 as compared to 2013. Another factor constraining the increase in our revenues was the decrease of commodity prices for both gold and silver during the six months ended December 31, 2014 as compared to 2013.
Gross Profit
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Three Months Ended December 31,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$7,193	0.467%	$7,872	0.529%	$(679)	(8.6)%
Inventory turnover ratio	8.0	NA	8.8	NA	(0.8)	(9.1)%
Gross profit for the three months ended December 31, 2014 decreased by $0.7 million, or 8.6%, to $7.2 million from $7.9 million in 2013. The Company’s profit margin percentage decreased primarily due to lower premium spreads on the Company’s primary products. Our inventory turnover rate decreased by 9.1% to 8.0 from 8.8 as compared to 2013. This decrease in the inventory turnover rate was primarily due to an increase in the carry length associated with the Company’s development of foreign markets, which resulted in the Company carrying higher inventory levels in foreign locations at lower turnover rates, and a strategic increase in our inventory levels as compared to inventory levels in 2013.
Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Six Months Ended December 31,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$12,923	0.432%	$14,901	0.499%	$(1,978)	(13.3)%
Inventory turnover ratio	14.9	NA	18.4	NA	(3.5)	(19.0)%
Gross profit for the six months ended December 31, 2014 decreased by $2.0 million, or 13.3%, to $12.9 million from $14.9 million in 2013. The Company’s profit margin percentage decreased primarily due to lower premium spreads on the Company’s primary products, offset by sales of higher margin value-added products. Our inventory turnover rate decreased by 19.0% to 14.9 from 18.4 as compared to 2013. This decrease in the inventory turnover rate was primarily due to an increase in the carry length associated with the Company’s development of foreign markets, which resulted in the Company carrying higher inventory levels in foreign locations at lower turnover rates, and a strategic increase in our inventory levels as compared to inventory levels in 2013.

Selling, General and Administrative Expenses
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Three Months Ended December 31,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(4,754)	(0.309)%	$(4,503)	(0.303)%	$251	5.6%
Selling, general and administrative expenses for the three months ended December 31, 2014 increased $0.3 million, or 5.6%, to $4.8 million from $4.5 million in 2013. The increase is primarily due to the operational cost of a logistic center established to provide fulfillment services to our customers, as well as administrative expenses associated with being a public company, including the addition of key personnel and legal and accounting fees and expenses. The Company is proceeding with its plans to relocate and expand its logistics center in Las Vegas, Nevada, and signed a warehouse lease agreement in November 2014.
Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Six Months Ended December 31,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(8,973)	(0.300)%	$(8,151)	(0.273)%	$822	10.1%
Selling, general and administrative expenses for the six months ended December 31, 2014 increased $0.8 million, or 10.1%, to $9.0 million from $8.2 million in 2013. The increase is primarily due to the operational cost of a logistic center established to provide fulfillment services to our customers, as well as administrative expenses associated with being a public company, including the addition of key personnel and legal and accounting fees and expenses. The Company is proceeding with its plans to relocate and expand its logistics center in Las Vegas, Nevada, and signed a warehouse lease agreement in November 2014.
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
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Three Months Ended December 31,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$1,398	0.091%	$1,365	0.092%	$33	2.4%
Number of secured loans at quarter-end	123	NA	136	NA	(13)	(9.6)%
Interest income for the three months ended December 31, 2014 increased $0.03 million, or 2.4%, to $1.40 million from $1.37 million in 2013. Interest income increased slightly as a despite a decline in the number of our outstanding secured loans, which decreased by 9.6% to 123 from 136 in 2013. This 9.6% decrease in the number of secured loans was primarily due to downward pressures on precious metals commodity prices, which resulted in margin calls and secured loan position being liquidated by some customers. This impact was offset by higher average borrowings per borrower.
Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Six Months Ended December 31,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$2,875	0.096%	$2,822	0.095%	$53	1.9%
Number of secured loans at quarter-end	123	NA	136	NA	(13)	(9.6)%
Interest income for the six months ended December 31, 2014 increased $0.05 million, or 1.9%, to $2.88 million from $2.82 million in 2013. Interest income increased slightly as a despite a decline in the number of our outstanding secured loans, which decreased by 9.6% to 123 from 136 in 2013. This 9.6% decrease in the number of secured loans was primarily due to downward pressures on precious metals commodity prices, which resulted in margin calls and secured loan position being liquidated by some customers. This impact was offset by higher average borrowings per borrower.
Interest Expense
The Company incurs interest expense as a result of usage under its lines of credit, product financing arrangements and liability on borrowed metals. Also, the Company incurs interest expense as a result of its product financing agreements for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third-party finance company. Additionally, the Company incurs interest expense when we borrow precious metals from our suppliers under short-term arrangements, which bear interest at a designated rate.
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Three Months Ended December 31,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(969)	(0.063)%	$(889)	(0.060)%	$80	9.0%
Interest expense for the three months ended December 31, 2014 increased $0.08 million, or 9.0% to $0.97 million from $0.89 million in 2013. The increase was related primarily to usage of our product financing arrangements. We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. We utilize our lines of credit extensively for working capital requirements.
Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Six Months Ended December 31,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(2,032)	(0.068)%	$(1,877)	(0.063)%	$155	8.3%
Interest expense for the six months ended December 31, 2014 increased $0.16 million, or 8.3% to $2.03 million from $1.88 million in 2013. The increase was related primarily to usage of our product financing arrangements. We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. We utilize our lines of credit extensively for working capital requirements.
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
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Three Months Ended December 31,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(1,131)	(0.074)%	$(1,621)	(0.109)%	$(490)	(30.2)%
Our provision for income taxes was $1.1 million and $1.6 million for the three months ended December 31, 2014 and 2013, respectively. Our effective tax rate was approximately 40.5% and 41.9% for the three months ended December 31, 2014 and 2013, respectively. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items and state taxes.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Six Months Ended December 31,	2014		2013		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	(1,909)	(0.064)%	(3,141)	(0.105)%	(1,232)	(39.2)%
Our provision for income taxes was $1.9 million and $3.1 million for the six months ended December 31, 2014 and 2013, respectively. Our effective tax rate was approximately 40.5% and 40.5% for the six months ended December 31, 2014 and 2013, respectively. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items and state taxes.

FINANCIAL LIQUIDITY
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of December 31, 2014, approximately 95% of our assets consisted of cash, customer receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
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
Lines of Credit

in thousands
	December 31, 2014	June 30, 2014	December 31, 2014 Compared to June 30, 2014
Lines of credit	$151,000	$135,200	$15,800
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit up to the maximum of the credit facility. All lenders have a perfected, first security interest in all assets of the Company presented as collateral. Loan advances will be available against a borrowing base report of eligible assets in accordance with the inter-creditor agreement currently in place. Pledged collateral comprises assigned and confirmed inventory, trade receivable, trade advances, derivatives equity and pledged non bullion and bullion loans.
Effective September 12, 2014, the Company obtained a permanent increase in its demand Trading Credit Facility through the addition of a sixth institutional participant, which is providing $50.0 million in demand lines. As of December 31, 2014, the maximum of the Trading Credit Facility was $220.0 million. The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.17% and 0.15% as of December 31, 2014 and June 30, 2014, respectively. Borrowings are due on demand and totaled $151.0 million and $135.2 million at December 31, 2014 and at June 30, 2014, respectively. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the Trading Credit Facility and lender approval of the revised borrowing base calculation.  The amounts available under the Trading Credit Facility are determined at the end of each week following a specified borrowing base formula.  The amounts available under the Trading Credit Facility after taking into consideration current borrowings, based upon the latest approved borrowing bases in effect, totaled $19.5 million and $14.4 million at December 31, 2014 and June 30, 2014, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends. The Trading Credit Facility is cancelable by written notice from the financial institutions.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company to maintain a minimum tangible net worth. In connection with the new line effective September 12, 2014, the minimum tangible net worth financial covenant under the Trading Credit Facility was increased from $25.0 million to $35.0 million. The Company is in compliance with all restrictive financial covenants as of December 31, 2014. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

Through October 8, 2014, the Trading Credit Facility contained a a sub-facility that the Company and SNI (a related party) was able to be drawn on. A-Mark and SNI could draw up to $20.0 million and $5.0 million, respectively, under the sub-facility; provided that the maximum amount that was permitted to be outstanding at any given time could not exceed $23.0 million. Amounts available for borrowing under this sub-facility as of December 31, 2014 and June 30, 2014 were $0.0 million and $3.3 million, respectively. On October 8, 2014, SNI paid off its obligations under the sub-facility in full utilizing funds drawn from its line of credit with CFC, and SNI no longer has any right to draw upon the sub-facility (see Note 3).
Liability on Borrowed Metals

in thousands
	December 31, 2014	June 30, 2014	December 31, 2014 Compared to June 30, 2014
Liability on borrowed metals	$5,684	$8,709	$(3,025)
We borrow precious metals from our suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $5.7 million and $8.7 million at December 31, 2014 and at June 30, 2014, respectively.
Product Financing Agreement

in thousands
	December 31, 2014	June 30, 2014	December 31, 2014 Compared to June 30, 2014
Product financing agreement	$80,660	$24,610	$56,050
The Company has an agreement with a financial institution (a third party) that allows the Company to transfer its gold and silver inventory at a fixed price to this third party. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangement and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of sales. Such obligation totaled $80.7 million and $24.6 million as of December 31, 2014 and June 30, 2014, respectively.

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
The following summarizes components of our condensed consolidated statements of cash flows for the three months ended December 31, 2014 and 2013:

in thousands
December 31,	2014	2013	2014 Compared to 2013

Net cash (used in) provided by operating activities	$(80,287)	$1,112	(81,399)
Net cash provided by (used in) investing activities	$357	$(614)	971
Net cash provided by (used in) financing activities	$71,850	$(7,048)	78,898
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash (used in) provided by operating activities
Operating activities used $80.3 million and provided $1.1 million in cash for the six months ended December 31, 2014 and 2013, respectively, representing an increase of $81.4 million in the use of cash compared to six months ended December 31, 2013. This period over period increase in the of use of funds in operating activities was primarily due to change in balances of inventory, accounts receivables, income tax receivable, income tax payable, deferred taxes and accrued liabilities, offset by source of funds primarily due the change balance of accounts payable and liabilities on borrowed metals.
Net cash provided by (used in) investing activities
Investing activities provided $0.4 million and used $0.6 million in cash for the six months ended December 31, 2014 and 2013, respectively, representing an increase of $1.0 million in the source of cash compared to six months ended December 31, 2013. This period over period increase was primarily due to principal collections on our secured loan transactions of $1.9 million, which was driven, in part, by the downward movement of precious metals commodity prices that resulted in margin calls and secured loan position being liquidated by some customers, offset by a use of funds related the acquisition of a cost method investment of $1.1 million.
Net cash provided by (used in) financing activities
Financing activities provided $71.9 million and used $7.0 million in cash for the six months ended December 31, 2014 and 2013, respectively, representing an increase of $78.9 million in the source of cash compared to six months ended December 31, 2013. This period over period increase in the source of funds provided by financing activities was primarily due the changes in our lines of credit of $4.8 million and changes in the balance of product financing arrangements of $69.1 million that was primarily related to our strategic increase in our inventory levels, which was partially offset by reduction in dividends paid of $5.0 million.
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

CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

Contractual Obligations
Refer to Note 12 of the Notes to Consolidated Financial Statements in the 2014 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments.
Counterparty Risk
We manage our counterparty risk by setting credit and position risk limits with our trading counterparties. These limits include gross position limits for counterparties engaged in sales and purchase transactions with us. They also include collateral limits for different types of sale and purchase transactions that counter parties may engage in from time to time.
Commodities Risk and Derivatives
We use a variety of strategies to manage our risk including fluctuations in commodity prices for precious metals. See Note 11 in the accompanying condensed consolidated financial statements and see Item 3 Quantitative and Qualitative Disclosure about Market Risk in Part 1of this Quarterly Report. Our inventories consist of, and our trading activities involve, precious metals and precious metal products, whose prices are linked to the corresponding precious metals prices. Inventories purchased or borrowed by us are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at December 31, 2014 are scheduled to settle within 30 days.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3, 7 and 11 to the accompanying condensed consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as cost of sales. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.

Net gains (losses) on derivative instruments in the condensed consolidated statements of income for the three months ended December 31, 2014 and 2013 were $(28.2) million and $7.6 million, respectively. Net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $(34.5) million and $(10.0) million for the six months ended December 31, 2014 and 2013, respectively. (see Note 11).

The following table summarizes the results of our hedging activities as follows at December 31, 2014 and at June 30, 2014, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk:

	December 31, 2014	June 30, 2014
Inventory	$223,771	$175,554
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(394)	(2,564)
Premium on metals position	(4,653)	(3,285)
Inventory value not hedged	(5,047)	(5,849)

Subtotal	218,724	169,705
Commitments at market:
Open inventory purchase commitments	441,431	489,944
Open inventory sales commitments	(204,389)	(190,108)
Margin sale commitments	(13,073)	(15,751)
In-transit inventory no longer subject to market risk	(11,136)	(4,522)
Unhedgable premiums on open commitment positions	2,410	1,694
Inventory borrowed from suppliers	(5,684)	(8,709)
Product financing obligation	(80,660)	(24,610)
Advances on industrial metals	3,141	8,813
Inventory subject to price risk	350,764	426,456

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	168,577	206,055
Precious metals futures contracts at market values	181,891	220,984
Total market value of derivative financial instruments	350,468	427,039

Net inventory subject to commodity price risk	$296	$(583)

We are exposed to the risk of default of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At December 31, 2014, we believe our risk of counterparty default is mitigated based on our evaluation, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2014 and June 30, 2014, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	December 31, 2014	June 30, 2014
Purchase commitments	$441,431	$489,944
Sales commitments	$(204,389)	$(190,108)
Margin sale commitments	$(13,073)	$(15,751)
Open forward contracts	$168,577	$206,055
Open futures contracts	$181,891	$220,984
Foreign exchange forward contracts	$776	$2,684

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
As of December 31, 2014 and June 30, 2014, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(12.3) million and $3.8 million, respectively. The premium component of market value included in the inventories as of December 31, 2014 and June 30, 2014 totaled $4.7 million and $3.3 million, respectively.
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Additionally, neither the commemorative coin inventory nor the premium component of our inventory is hedged. As of December 31, 2014 and June 30, 2014, our commemorative coin inventory totaled $0.4 million and $2.6 million, respectively.
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $5.7 million and $8.7 million as of December 31, 2014 and June 30, 2014, respectively. The Company mitigates market risk of its physical inventories through commodity hedge transactions (see Note 11).
Inventory includes amounts for obligations under product financing agreement. A-Mark entered into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to A-Mark at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $80.7 million and $24.6 million as of December 31, 2014 and June 30, 2014, respectively.
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2014 and June 30, 2014 totaled $4.0 million and $11.1 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements are collateralized for benefit of the Company.
The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may terminate any such arrangement with 14 days notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2014 and June 30, 2014, included within inventory is $39.6 million and $24.6 million of precious metals products subject to repurchase.

Goodwill and Other Purchased Intangible Assets
We evaluate goodwill and other indefinite life intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite life intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. We may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, a two-step impairment test is performed. This first step in this test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. In accordance with ASU No. 2011-08, we performed a Step 0 assessment on our goodwill, totaling $4.9 million, and determined no impairment was necessary as of June 30, 2014.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU No. 2014-16 clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU No. 2014-16 clarifies that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting ASU No. 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. ASU No. 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which will be our fiscal year 2017 (or July 1, 2016). Early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2014-16 on our consolidated financial statements and related disclosures.
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchases Financings, and Disclosures, which requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In additions, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU No. 2014-11 is effective beginning annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. We are currently evaluating the impact of our pending adoption of ASU No. 2014-11 on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU No. 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are subject to commodity price risk through our principal business, the purchase and sale of precious metals in the form of gold, silver, platinum and palladium. We enter in to a combination of futures and forward transactions to substantially hedge our net exposure to changes in the underlying commodity prices. Consistent with the use of these contracts to neutralize the effect of commodity price fluctuations, such unrealized losses or gains are offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward and futures contracts and the offsetting underlying commitments do not create material market risk. As of December 31, 2014, we had $350.8 million in commodity price risk related entirely to our inventories and related commitments and $350.5 million in corresponding forwards and futures contracts. As of June 30, 2014, we had $426.5 million in commodity price risk related entirely to our inventories and related commitments and $427.0 million in corresponding forwards and futures contracts.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to the sale of precious metals priced in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed denominated receipts related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains are offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk. As of December 31, 2014, we had $2.4 million in foreign currency denominated transactions and $0.8 million in foreign currency forward contracts. As of June 30, 2014, we had $3.8 million in foreign currency denominated transactions and $2.7 million in foreign currency forward contracts.
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
Our Chief Executive Officer and Chief Accounting Officer, which position constitutes our principal financial officer within the meaning of SEC regulations, have concluded that, as of June 30, 2013 and March 31, 2014, our disclosure controls and procedures were not effective. There have been no changes to these conclusions as of December 31, 2014.
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
Because the Trading Credit Facility is a demand facility, the lenders may require us to repay the indebtedness outstanding under the facility at any time.  They may require repayment of the indebtedness even if we are in compliance with the financial and other covenants under the Trading Credit Facility.  If the lenders were to demand repayment, we may not at the time have the financial resources to comply. As of December 31, 2014, the maximum available amount to borrow under the Trading Credit Facility was $220.0 million, our borrowings totaled $151.0 million drawn against the Trading Credit Facility, and the amounts available under the Trading Credit Facility was $19.5 million.
Because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus a margin and vary by financial institution. The LIBOR rate was approximately 0.17% and 0.15% as of December 31, 2014 and June 30, 2014, respectively.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. A-Mark's top one customer represented 32.9% of revenues for the six months ended December 31, 2014. For the year ended June 30, 2014, A-Mark's top one customer represented 25.9% of our revenues. If our relationships with these customers deteriorated, or if we were to lose one or more of these customers, our business would be materially adversely affected.
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
We try to manage these risks by monitoring current and anticipated political, economic, legal and regulatory developments in the countries outside the United States in which we operate or have customers and adjusting operations as appropriate, but there can be no assurance that the measures we adopt will be successful in protecting the Company’s business interests.
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
We have developed and are in the process of implementing an electronic trading platform that will allow our customers to place orders with us using a computerized interface. The trading platform is operational and we are preceding to roll it out to our customers. While we believe that this platform will offer many advantages to us and our customers in terms of efficiency and ease of operation, there can be no assurance that we will be successful in implementing this platform in a manner that will be attractive to our customers or at all. Also, as in any new systems, we may experience operational difficulties with the platform in the early stages of its use, which could adversely affect relationships with our customers.
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
The Company has determined that it qualifies as a smaller reporting company as of December 31, 2014. As such, it will not be categorized as an accelerated filer for the fiscal year ended June 30, 2015. Therefore, the Company will not be required to obtain a report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting for that year. The Company will be continue to be exempt from the requirement of obtaining such a report unless and until it meets the definition of an accelerated filer.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Regulation S-K Exhibit Table Item No.		Description of Exhibit
10.1	*	Air Cargo Center Lease, dated November 21, 2014, between MCP Cargo, LLC, as Landlord, and A-M Global Logistics, LLC, as Tenant.
31.1	*	Certification by the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification by Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Calculation Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________________
*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 9, 2015	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	February 9, 2015
Gregory N. Roberts	(Principal Executive Officer)

/s/ Gianluca Marzola	Chief Accounting Officer	February 9, 2015
Gianluca Marzola	(Principal Financial Officer)