Form 10-Q
period 2015-03-31
A-Mark Precious Metals, Inc.
filed 2015-05-07
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of April 30, 2015, the registrant had 6,962,742 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31, 2015	June 30, 2014

ASSETS
Current assets:
Cash	$16,201	$13,193
Receivables, net	107,781	102,824

Inventories:
Inventories	138,458	150,944
Restricted inventories	48,114	24,610
	186,572	175,554

Income taxes receivable	5,643	—
Income taxes receivable from Former Parent	4,017	3,139
Prepaid expenses and other assets	2,481	613
Total current assets	322,695	295,323

Property and equipment, net	1,375	1,678
Goodwill	4,884	4,884
Intangibles, net	2,465	2,753
Deferred tax assets - non-current	357	—
Long-term receivable	700	—
Long-term investments	1,611	500
Total assets	$334,087	$305,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$132,800	$135,200
Liability on borrowed metals	6,495	8,709
Product financing arrangement	48,114	24,610
Accounts payable	87,331	77,426
Accrued liabilities	4,475	6,070
Income taxes payable	—	2,178
Deferred tax liability - current	1,100	1,456
Total current liabilities	280,315	255,649
Deferred tax liabilities	—	33
Total liabilities	280,315	255,682

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of March 31, 2015 and June 30, 2014	—	—
Common Stock, par value $0.01; 40,000,000 authorized; 6,962,742 and 6,962,742 issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	70	70
Additional paid-in capital	22,497	22,317
Retaining earnings	31,205	27,069
Total stockholders’ equity	53,772	49,456
Total liabilities and stockholders’ equity	$334,087	$305,138

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenues	$1,624,495	$1,581,590	$4,616,832	$4,566,306
Cost of sales	1,618,871	1,574,010	4,598,285	4,543,825
Gross profit	5,624	7,580	18,547	22,481

Selling, general and administrative expenses	(4,089)	(4,352)	(13,062)	(12,503)
Interest income	1,607	1,349	4,482	4,171
Interest expense	(1,157)	(1,002)	(3,189)	(2,879)
Unrealized losses on foreign exchange	(123)	(60)	(207)	—
Net income before provision for income taxes	1,862	3,515	6,571	11,270
Provision for income taxes	(177)	(1,419)	(2,086)	(4,560)
Net income	$1,685	$2,096	$4,485	$6,710

Basic and diluted income per share:
Basic - net income	$0.24	$0.28	$0.64	$0.87
Diluted - net income	$0.24	$0.28	$0.64	$0.87
Weighted average shares outstanding:
Basic	6,962,742	7,449,050	6,962,742	7,702,529
Diluted	7,061,600	7,515,351	7,061,700	7,748,717

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, June 30, 2014	6,962,742	$70	$22,317	$27,069	$49,456
Net income	—	—	—	4,485	4,485
Share-based compensation	—	—	180	—	180
Dividends declared	—	—	—	(349)	(349)
Balance, March 31, 2015	6,962,742	$70	$22,497	$31,205	$53,772

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

Nine Months Ended March 31,	2015	2014
Cash flows from operating activities:
Net Income	$4,485	$6,710
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	678	681
Deferred income taxes	(747)	—
Interest added to principal of secured loans	(181)	—
Share-based compensation	180	110
Changes in assets and liabilities:
Receivables	(278)	28,710
Secured loans to Former Parent	538	—
Income tax receivables	(5,643)	—
Inventories	(11,018)	(31,423)
Prepaid expenses and other current assets	(1,868)	(452)
Accounts payable	9,905	(25,964)
Liabilities on borrowed metals	(2,214)	(11,497)
Accrued liabilities	(1,595)	(697)
Receivable from/ payables to Former Parent	(877)	(4,229)
Income taxes payable	(2,178)	—
Net cash used in operating activities	(10,813)	(38,051)
Cash flows from investing activities:
Capital expenditures for property and equipment	(87)	(721)
Purchase of cost method investment	(1,111)	(500)
Secured loans, net	(5,736)	(350)
Net cash used in investing activities	(6,934)	(1,571)
Cash flows from financing activities:
Product financing arrangement, net	23,504	11,130
Dividends paid	(349)	(10,000)
(Repayments) borrowings under lines of credit, net	(2,400)	24,800
Net cash provided by financing activities	20,755	25,930

Net increase (decrease) in cash and cash equivalents	3,008	(13,692)
Cash and cash equivalents, beginning of period	13,193	21,565
Cash and cash equivalents, end of period	$16,201	$7,873
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$3,038	$2,698
Income taxes	$11,751	$7,667
Non-cash investing and financing activities:
Obligation to repurchase common stock	$—	$2,198
Interest added to principal of secured loans	$181	$—
Secured loans received in satisfaction of customer receivable	$—	$12,800
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “2014 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2014 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2014 Annual Report.
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
To manage the effect of foreign currency exchange fluctuations, the Company utilizes foreign currency forward contracts. These derivatives generate gains and losses when they are settled and/or when they are marked to market. The change in the value in the derivative instruments is shown on the face of the condensed consolidated statements of income as unrealized gains (losses) on foreign exchange.
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
Concentration of Customers
Customers providing 10 percent or more of the Company's revenues for the three and nine months ended March 31, 2015 and 2014 are listed below:

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2015		March 31, 2014		March 31, 2015		March 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,624,495	100.0%	$1,581,590	100.0%	$4,616,832	100.0%	$4,566,306	100.0%
Customer concentrations
HSBC Bank USA	$481,036	29.6%	$454,899	28.8%	$1,464,027	31.7%	$1,160,592	25.4%
Total	$481,036	29.6%	$454,899	28.8%	$1,464,027	31.7%	$1,160,592	25.4%
Customers providing 10 percent or more of the Company's accounts receivable, excluding $46.3 million and $41.3 million of secured loans and derivative assets of $6.4 million and $22.2 million, as of March 31, 2015 and June 30, 2014, respectively, are listed below:

in thousands
	March 31, 2015		June 30, 2014

	Amount	Percent	Amount	Percent
Total accounts receivable, net (excluding secured loans and derivative assets)	$55,862	100.0%	$39,409	100.0%
Customer concentrations
Veris Gold	$7,516	13.5%	$—	—%
Ocean Partners	23,174	41.5	—	—
Royal Canadian Mint	8,123	14.5	2,244	5.7
Total	$38,813	69.5%	$2,244	5.7%

Customers providing 10 percent or more of the Company's secured loans as of March 31, 2015 and June 30, 2014, respectively, are listed below:

in thousands
	March 31, 2015		June 30, 2014

	Amount	Percent	Amount	Percent
Total secured loans	$46,259	100.0%	$41,261	100.0%
Customer concentrations
Customer A	$4,900	10.6%	$4,200	10.3%
Customer B	5,045	10.9	4,103	9.9
Customer C	5,000	10.8	—	—
Customer D	5,622	12.2	3,771	9.1
Total	$20,567	44.5%	$12,074	29.3%
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
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. As of March 31, 2015 and June 30, 2014 the premium component included in inventory was $3.7 million and $3.3 million, respectively. Our commemorative coin inventory totaled $0.1 million and $2.6 million as of March 31, 2015 and June 30, 2014, respectively. Neither the commemorative coin inventory nor the premium component of our inventory is hedged (See Note 4).
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $6.5 million and $8.7 million, respectively, as of March 31, 2015 and June 30, 2014. The Company mitigates market risk of its physical inventories through commodity hedge transactions. The Company also protects substantially all of its physical inventories from market risk through commodity hedge transactions (see Note 11).
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metals loaned. Inventories loaned under consignment arrangements to customers as of March 31, 2015 and June 30, 2014 totaled $5.6 million and $11.1 million. Such inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially, all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.
Inventory includes amounts for obligations under product financing agreement. The Company enters into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted and the Company is allowed to repurchase the inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense in the condensed consolidated statements of income. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales. Such obligation totaled $48.1 million and $24.6 million as of March 31, 2015 and June 30, 2014, respectively.

The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may terminate any such arrangement with 14 days notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of March 31, 2015 and June 30, 2014, included within inventory is $43.9 million and $27.7 million, respectively, of precious metals products subject to repurchase.
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
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the Accounting Standards Codification ("ASC"). Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. As of March 31, 2015 and June 30, 2014, the Company had no impairments.
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
Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of March 31, 2015 and June 30, 2014, management concluded that an impairment write-down was not required.
Investments
Investments into ownership interest in noncontrolled entities that do not have readily determinable fair values (i.e., non-marketable equity securities) under Cost Method Investments Topic 325-20 of the ASC are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company assesses all cost-method investments for impairment quarterly. Below is a summary of the Company's cost-method investments.
On February 18, 2014, the Company purchased 2.5% of issued and outstanding Class A common stock of a nonpublic company (and a customer of A-Mark), for $0.5 million. On September 19, 2014, the Company entered into an agreement with a separate nonpublic company, also a customer of A-Mark, to purchase up to 9% of its issued and outstanding common stock, on a fully diluted basis, in two tranches, for an aggregate purchase price of $2.0 million. The closing of the first tranche of the second transaction, for 5% of the company's issued and outstanding common stock at a purchase price equal to $1.1 million, took place on September 19, 2014. The closing of the second tranche of the second transaction, for 4% of this company's issued and outstanding common stock at a purchase price equal to $0.9 million, took place on April 1, 2015.
In connection with both transactions, the Company entered into exclusive supplier agreements, pursuant to which the customers will purchase all bullion products required for their respective businesses exclusively from A-Mark for a period of 5.0 years and 3.0 years, respectively (subject to renewal and earlier termination under certain circumstances). The Company also had the right to appoint -- and did appoint -- a board member to each customer's boards of directors, Effective March 31, 2015, the Company's board designee resigned as a member of each board of directors. The Company is currently in negotiations with each company to amend the operative agreements to provide that the Company has the right instead to designate a board observer, who will be entitled to attend, in a nonvoting observer capacity, all meetings of each company's board of directors and all committees thereof.
In the case of the second transaction, A-Mark will continue to provide fulfillment services to the customer under the terms of a previously existing fulfillment agreement.
As of March 31, 2015, the aggregate carrying amount of the Company’s cost-method investments was $1.6 million. There were no identifiable events or changes in circumstances that may have had a significant adverse effect on the fair value. As a result, no impairment loss was recorded, nor were any dividends received during the three and nine months ended March 31, 2015.
As of March 31, 2015, the aggregate balance of payables due to and the aggregate balance of receivables due from these entities totaled $12.9 million and $9.9 million, respectively. Included in the receivable balance at March 31, 2015 was a $0.9 million secured loan, of which $0.7 million is presented on the condensed consolidated balance sheet as long-term receivables. As of June 30, 2014, the aggregate balance of payables due to and the aggregate balance of receivables due from these entities totaled $3.5 million and $2.6 million, respectively. There was no secured loan balance with these entities at June 30, 2014.
For the three months ended March 31, 2015 the Company had aggregate sales of $124.7 million and aggregate purchases of $0.3 million, respectively, with these entities. For the three months ended March 31, 2014 the Company had aggregate sales of $60.2 million and aggregate purchases of $0.1 million, respectively, with these entities.
For the nine months ended March 31, 2015 the Company had aggregate sales of $352.0 million and aggregate purchases of $0.7 million, respectively, with these entities. For the nine months ended March 31, 2014 the Company had aggregate sales of $143.4 million and aggregate purchases of $2.0 million, respectively, with these entities.
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

Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2015 and June 30, 2014.

in thousands
	March 31, 2015		June 30, 2014
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$16,201	$16,201	$13,193	$13,193
Receivables, advances receivables and secured loans	102,091	102,091	80,640	80,640
Derivative assets - open sale and purchase commitments, net, included in receivable	4,380	4,380	22,170	22,170
Derivative assets - futures contracts included in receivable	2,010	2,010	—	—
Derivative assets - forward contracts included in receivable	—	—	14	14
Income taxes receivable from Former Parent	4,017	4,017	3,139	3,139
Financial liabilities:
Lines of credit	$132,800	$132,800	$135,200	$135,200
Liability for borrowed metals	6,495	6,495	8,709	8,709
Product financing obligation	48,114	48,114	24,610	24,610
Derivative liabilities - open sale and purchase commitments, net, included in payables	560	560	848	848
Derivative liabilities - futures contracts included in payables	—	—	8,078	8,078
Derivative liabilities - forward contracts included in payables	4,951	4,951	14,873	14,873
Accounts payable, margin accounts, advances and other payables	81,820	81,820	53,627	53,627
Accrued liabilities	4,475	4,475	6,070	6,070
The fair values of the financial instruments shown in the above table as of March 31, 2015 and June 30, 2014 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.
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
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and June 30, 2014 aggregated by the level in the fair value hierarchy within which the measurements fall:

	March 31, 2015
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Inventory (1)	$186,507	$—	$—	$186,507
Derivative assets — open sale and purchase commitments, net	4,380	—	—	4,380
Derivative assets — futures contracts	2,010	—	—	2,010
Derivative assets — forward contracts	—	—	—	—
Total assets valued at fair value	$192,897	$—	$—	$192,897
Liabilities:
Liability on borrowed metals	$6,495	$—	$—	$6,495
Product financing arrangement	48,114	—	—	48,114
Liability on margin accounts	6,994	—	—	6,994
Derivative liabilities — open sales and purchase commitments, net	560	—	—	560
Derivative liabilities — future contracts	—	—	—	—
Derivative liabilities — forward contracts	4,951	—	—	4,951
Total liabilities, valued at fair value	$67,114	$—	$—	$67,114
____________________
(1) Commemorative coin inventory totaling $0.1 million is held at lower of cost or market and is thus excluded from this table.

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
There were no transfers in or out of Level 2 or 3 during the nine months ended March 31, 2015.
Assets Measured at Fair Value on a Non-Recurring Basis
Company's goodwill and other intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value if they are impaired. As of March 31, 2015, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the three and nine months ended March 31, 2015.
The Company's investments in ownership interests in noncontrolled entities do not have readily determinable fair values and were initially recorded at cost, $1.6 million, in aggregate. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the materiality of the instruments to the Company. There were no gains or losses recognized in earnings associated with the Company's ownership interests in noncontrolled entities during the three and nine months ended March 31, 2015.
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
Additionally, the Company earns interest income from our customers who enter into purchase agreements whereby the customer agrees to purchase our inventory at the prevailing spot price for delivery of the product at a specific point in time in the future; interest income is earned from contract date until the material is delivered and paid for in full.
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
The Company records the change between market value and trade value of the underlying open commodity contracts as a derivative asset or liability, and it correspondingly records the related unrealized gains or losses. The change in unrealized gain (loss) on open commodity contracts from one period to the next is reflected in net gain (loss) on derivative instruments. These unrealized gains and losses are included as a component of cost of sales on the condensed consolidated statements of income. Gains or losses resulting from the termination of commodity contracts are reported as realized gains or losses on commodity contracts, which is recorded as a component of cost of sales on the condensed consolidated statement of income. Below, is a summary of the net gains (losses) on derivative instruments for the three and nine months ended March 31, 2015 and 2014.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Gain (loss) on derivative instruments:
Unrealized loss on open future commodity and forward contracts and open sale and purchase commitments, net	$(12,866)	$(19,373)	$(2,582)	$(21,212)
Realized gain (loss) on future commodity contracts, net	2,557	(1,749)	(42,249)	(9,932)
Total	$(10,309)	$(21,122)	$(44,831)	$(31,144)
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
Advertising
Advertising costs are expensed as incurred, and are included in selling, general and administrative expenses in the condensed consolidated statements of income. Advertising expense was $0.2 million and $0.3 million, respectively, for the three months ended March 31, 2015 and 2014, and was $0.5 million and $0.6 million, respectively, for the nine months ended March 31, 2015 and 2014.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $1.5 million and $1.2 million, respectively, for the three months ended March 31, 2015 and 2014, and totaled $4.7 million and $4.2 million, respectively, for the nine months ended March 31, 2015 and 2014.
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
The equity awards assumed by A-Mark in connection of the spinoff contained substantially identical terms, conditions and vesting schedules as the previously outstanding awards. In accordance with the guidance in ASC 718, the assumption shares qualify as a modification of an equity compensation award. As such, the Company calculated the incremental fair value of the awards immediately prior to and after their modification and determined that there was no positive incremental equity compensation cost that was required to be expensed or amortized. Pertaining to the modified awards of A-Mark's employees and non-employees as of the Distribution date, the Company amortizes the unvested awards based on the fair value and vesting schedule based on the original grant date, as determined by SGI. Pertaining to the modified awards of SGI's employee and non-employees for which A-Mark assumed, the Company does not record compensation expense.
Prior to the Distribution, the Company’s Board of Directors ("Board") adopted and the Company's shareholders approved the 2014 Stock Award and Incentive Plan ("2014 Plan"). Under the 2014 Plan, the Company may grant options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of the Company's stock. As of March 31, 2015, no equity awards were issued from the 2014 Plan (see Note 13).
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. There is no dilutive effect of SARs, as such obligations are not settled and were out of the money for the three and nine months ended March 31, 2015 and 2014.

in thousands
	Three Months Ended			Nine Months Ended
	March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014
Basic weighted average shares outstanding (1)	6,963	7,449	(2)	6,963	7,703	(2)
Effect of common stock equivalents — stock issuable under outstanding equity awards	99	66		99	46
Diluted weighted average shares outstanding	7,062	7,515	(2)	7,062	7,749	(2)

_________________________________
(1)	Basic weighted average shares outstanding include the effect of vested but unissued restricted stock grants.
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

Recent Accounting Pronouncements
In February 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016 (fiscal 2017). We are still evaluating what impact, if any, this ASU on the Company’s consolidated financial position, results of operations or cash flows.

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
Receivables and secured loans consist of the following as of March 31, 2015 and June 30, 2014:

in thousands
	March 31, 2015	June 30, 2014

Customer trade receivables	$24,968	$1,744
Wholesale trade advances	18,820	4,586
Due from brokers	12,074	33,079
Subtotal	55,862	39,409
Secured loans	45,559	41,261
Secured loans (long-term portion)	700	—
Subtotal	102,121	80,670
Less: allowance for doubtful accounts	(30)	(30)
Subtotal	102,091	80,640
Derivative assets — open sale and purchase commitments, net	4,380	22,170
Derivative assets — futures contracts	2,010	—
Derivative assets — forward contracts	—	14
Receivables, net	$108,481	$102,824

Customer trade receivables represent short-term, non-interest bearing amounts due from precious metal sales and are secured by the related precious metals stored with the Company, a letter of credit issued on behalf of the customer, or other secured interests in assets of the customer, including dore, or unrefined precious metals, pledged by third-party mining companies.

Wholesale trade advances represent advances of various bullion products and cash advances to customers. Typically, these advances are: unsecured, short-term, and non-interest bearing, which are made to wholesale metals dealers and government mints.

Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts (see Note 11).

Secured loans include short-term loans, which include a combination of on-demand lines and short term facilities, and long-term loans that are made to our customers. These loans are fully secured by the customers' assets, that include bullion, numismatic and semi-numismatic material, which are typically held in safekeeping by TDS, a wholly owned subsidiary of the Company. As of March 31, 2015 and June 30, 2014, our secured loans carried weighted-average effective interest rates of 8.1% and 7.9%, respectively, and mature in periods generally ranging from on-demand to two years.

Below is a summary of the significant secured loans that were assumed or acquired and the financial effects of those agreements.

•
On September 27, 2013, CFC, a subsidiary of the Company, assumed the rights from a borrower/customer to a portfolio of short-term loan receivables totaling $12.8 million for $0.4 million and the satisfaction of an existing outstanding loan, totaling $12.8 million, which was owed to CFC. This transaction resulted in the assignment of the borrower/customer's portfolio of loan receivables to CFC, which were collateralized by the underlying precious metal product of the customers of the borrower/customer. The loan premium is amortized ratably as the loan is paid off. The loans are due on demand with the option to extend maturities for 180 days. As of March 31, 2015, the aggregate carrying value of this loan portfolio was $2.3 million and the aggregate loan premium was $0.1 million, related to this transaction. As of June 30, 2014, the aggregate carrying value of this loan portfolio was $5.8 million and the aggregate loan premium was $0.3 million, related to this transaction.

•
On June 5, 2014, CFC assumed the rights from the above-referenced customer to a portfolio of short-term loan receivables totaling $3.8 million for the aggregate principal amount of the loan portfolio. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. Additionally, the customer retains the responsibility for the servicing and administration of the loans. As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this customer, secured by the portfolio of short-term loan receivables, which is collateralized by precious metal products. As of March 31, 2015 and June 30, 2014, the aggregate carrying value of this loan portfolio was $1.1 million and $3.8 million, respectively.

•
On June 18, 2014, CFC assumed the rights to a secured portfolio of short-term loan receivables totaling $2.6 million from Stack's-Bowers Numismatics, LLC ("Stack's Bower"), a wholly-owned subsidiary of our Former Parent. As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this related party, secured by the portfolio of short-term loan receivables, which is collateralized by numismatic and semi numismatic products. As of March 31, 2015 and June 30, 2014, the aggregate carrying value of this loan was $0.0 million and $2.6 million, respectively, bearing interest at 5.5% per annum. This secured loan was paid off in full, plus accrued interest, on August 19, 2014.

•
On July 1, 2014, CFC assumed the rights to a portfolio of short-term loan receivables totaling $3.7 million for the aggregate principal amount of the loan portfolio from the same customer from whom it had entered into similar arrangements on June 5, 2014. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. Additionally, the customer retains the responsibility for the servicing and administration of the loans. As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this customer, secured by the portfolio of short-term loan receivables, which is collateralized by precious metal products. As of March 31, 2015, the aggregate carrying value of this loan portfolio was $1.7 million.

•
On October 9, 2014, CFC entered into a loan agreement and related documents with Stack’s Bower (a related party), providing for a secured line of credit in the maximum principal amount of up to $16.0 million, bearing interest at a competitive rate per annum, which is at an interest rate midst the range of rates CFC charges its non-related parties. Advances under the line of credit are secured by numismatic and semi-numismatic products and receivables. As of March 31, 2015, the aggregate carrying value of this loan was $2.0 million.

•
On January 23, 2015, CFC assumed the rights to another portfolio of short-term loan receivables totaling $3.1 million for the aggregate principal amount of the loan portfolio from the same customer from who CFC had entered into similar arrangements on June 5, 2014 and July 1, 2014. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. Additionally, the customer retains the responsibility for the servicing and administration of the loans. As of March 31, 2015, the aggregate carrying value of this loan was $2.9 million.

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

in thousands
	March 31, 2015		June 30, 2014
Bullion	$11,501	24.9%	$17,361	42.1%
Numismatic and semi numismatic	31,834	68.8	23,900	57.9
Subtotal	43,335	93.7	41,261	100.0
Other pledged assets(1)	2,924	6.3	—	—
Total secured loans	$46,259	100.0%	$41,261	100.0%

_________________________________
(1)	Includes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.

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

in thousands
	March 31, 2015		June 30, 2014
Loan-to-value of 75% or more (1)	$21,891	50.5%	$11,950	29.0%
Loan-to-value of less than 75% (1)	21,444	49.5	29,311	71.0
Secured loans collateralized by precious metal products (1)	$43,335	100.0%	$41,261	100.0%

_________________________________
(1)	Excludes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.

    The Company had one loan with a loan-to-value ratio in excess of 100% at March 31, 2015. The aggregate balance of the loan totaled $176,000 or 0.4% of the secured loan balance. The Company had no loans with a loan-to-value ratio in excess of 100% at June 30, 2014.
For the Company's secured loans where the loan-to-value ratio is not a valid indicator (because the loans are collateralized by other assets of the borrower in addition to their precious metal inventory) the Company uses other indicators to measure the quality of these types of loans. For these loans, the Company uses the following credit quality indicators: accounts receivable-to-loan ratios, inventory-to loan ratios and delinquency status of the loan.
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
For the three and nine months ended March 31, 2015 and 2014, the Company incurred no loan impairment costs.
Allowance for Doubtful Accounts
Allowances for doubtful accounts are recorded based on specifically identified receivables, which the Company has identified as potentially uncollectible. As summary of the activity in the allowance for doubtful accounts is as follows:

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Nine Months Ended March 31, 2015	$30	$—	$—	$30
Year Ended June 30, 2014	$104	$—	$(74)	$30

4.	INVENTORIES

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
The Company’s inventories are subsequently recorded at their fair market values, that is, "marked-to-market", except for our commemorative coin inventory. The daily changes in the fair market value of our inventory are offset by daily changes in fair market value of hedging derivatives that are taken with respects to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the condensed consolidated statements of income.
The premium component, at market value, included in the inventories as of March 31, 2015 and June 30, 2014 totaled $3.7 million and $3.3 million, respectively. As of March 31, 2015 and June 30, 2014, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(0.1) million and $3.8 million, respectively.
Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins totaled $0.1 million and $2.6 million as of March 31, 2015 and June 30, 2014, respectively.
The Company enters to arrangements with its suppliers and customers regarding its inventory, as summarize below:
Consignment Arrangements with Customers
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of March 31, 2015 and June 30, 2014 totaled $5.6 million and $11.1 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the precious metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.
Repurchase Arrangements with Customers
The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may terminate any such arrangement with 14 days notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of March 31, 2015 and June 30, 2014, included within inventory is $43.9 million and $27.7 million, respectively, of precious metals products subject to repurchase.
Borrowed Precious Metals from Suppliers
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $6.5 million and $8.7 million as of March 31, 2015 and June 30, 2014, respectively. The Company mitigates market risk of its physical inventories through commodity hedge transactions (see Note 11).
Repurchase Arrangements with Finance Company
Inventories include amounts for obligations under product financing agreement. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $48.1 million and $24.6 million as of March 31, 2015 and June 30, 2014, respectively.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2015 and June 30, 2014:

in thousands
	March 31, 2015	June 30, 2014
Office furniture, fixtures and equipment	$515	$490
Computer equipment	343	323
Computer software	2,376	2,333
Leasehold improvements	260	260
Subtotal	3,494	3,406
Less: accumulated depreciation	(2,119)	(1,728)
Property and equipment, net	$1,375	$1,678

Depreciation expense for the three months ended March 31, 2015 and 2014 was $0.1 million and $0.1 million, respectively, and for the nine months ended March 31, 2015 and 2014 was $0.4 million and $0.4 million, respectively.

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
The carrying value of other purchased intangibles as of March 31, 2015 and June 30, 2014 is as described below:

dollar amounts in thousands
		March 31, 2015			June 30, 2014
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade-name	Indefinite	$454	$—	$454	$454	$—	$454
Existing customer relationships	5 - 15	5,747	(3,736)	2,011	5,747	(3,448)	2,299
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Purchased intangibles subject to amortization		7,942	(5,931)	2,011	7,942	(5,643)	2,299
		$8,396	$(5,931)	$2,465	$8,396	$(5,643)	$2,753

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be four to fifteen years. Amortization expense related to the Company's intangible assets for the nine months ended March 31, 2015 and 2014 was $0.3 million and $0.3 million, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal year ending June 30,	Amount
2015 (3 months remaining)	$96
2016	385
2017	385
2018	385
2019	385
Thereafter	375
Total	$2,011

7.	ACCOUNTS PAYABLE
Accounts payable consist of the following:

in thousands
	March 31, 2015	June 30, 2014
Trade payable to customers payables	$754	$366
Advances from customers	57,784	38,739
Liability on deferred revenue	14,810	4,177
Net liability on margin accounts	6,994	8,983
Other accounts payable	1,478	1,362
Subtotal	81,820	53,627
Derivative liabilities — open sales and purchase commitments, net	560	848
Derivative liabilities — futures contracts	—	8,078
Derivative liabilities — forward contracts	4,951	14,873
	$87,331	$77,426

8.	INCOME TAXES

The Company files a consolidated federal income tax return based on a June 30th tax year end. The provision for income taxes for the three and nine months ended March 31, 2015 and 2014 consists of the following:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

U.S	$177	$1,419	$2,086	$4,560
Foreign	—	—	—	—
Provision for income taxes	$177	$1,419	$2,086	$4,560

The effective tax rate for the three and nine months ended March 31, 2015 and 2014 is as follows:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Effective tax rate	9.5%	40.4%	31.7%	40.5%
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

The estimated effective tax rate for the nine months ended March 31, 2015 reflects a reduction in state income taxes due to changes in estimated state apportionment as well as a reduction in uncertain tax positions due to the completion of a state disclosure process.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the nine months ended March 31, 2015, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As of March 31, 2015, the Company had $0.1 million of valuation allowance for its realizability of deferred tax assets. The Company will continue to assess the need for a valuation allowance in the future by evaluating both positive and negative evidence that may exist.
The Company's condensed consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer during the period prior to the Distribution rather than a member of the Former Parent company's consolidated income tax return group. The current tax receivable of $4.0 million reflects balances due from the Former Parent to A-Mark for its share of the income tax assets of the group. The current tax receivable of $5.6 million represents amounts paid to federal and state jurisdictions due to taxable income generated as a separate taxpaying entity outside the consolidated income tax return group of the Former Parent.
As of March 31, 2015, the Company had $0.4 million of unrecognized tax benefits and $0.3 million relating to interest and penalties, shown as a component of accrued liabilities on the condensed consolidated balance sheet. Of the total unrecognized tax benefits, $0.4 million would reduce the Company's effective tax rate, if recognized. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. During the three months ended March 31, 2015 and 2014, the Company had no additional accruals for interest and penalties.

The Company files income tax returns in the U.S. and various states. Prior to the Distribution, the Company was included in the consolidated federal and state tax filing of the Former Parent. The Former Parent has been under examination by the IRS for the years ended June 30, 2004 through 2013; however, during the quarter ended March 31, 2015, the Former Parent was notified that it had successfully resolved the June 30, 2004 through June 30, 2007 tax years. The Former Parent remains under examination/appeals by the IRS for the years ended June 30, 2008 through 2013 and other taxing jurisdictions on certain tax matters, including challenges to certain positions the Former Parent has taken. The Former Parent is unable to determine the outcome of these audits at this time; however, the Former Parent has been offered a settlement from the state of New York regarding certain tax matters on the combined New York filing. With few exceptions, either examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Former Parent for the years through 2006.
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
The amounts receivable under the Company's income tax sharing obligation due from SGI totaled $4.0 million, and $3.1 million as of March 31, 2015 and June 30, 2014, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes receivable from Former Parent. Based on the terms to the Tax Separation Agreement, payment is due to the Company after SGI files its tax return and is in receipt of its tax refund from the IRS. Furthermore, pursuant to the terms of the Tax Separation Agreement, the Company has been allocated approximately $6.3 million of state net operating losses. These net operating losses resulted in a deferred tax asset of $0.4 million.
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
9. RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2015 and 2014, the Company made sales and purchases to various companies that have been determined to be "related parties" for certain purposes. The companies are as follows: Calzona Ventures, LLC ("Calzona"), Stack's-Bowers Numismatics, LLC ("Stack's Bowers"), Spectrum Numismatics International, Inc. (now doing business as Stack's Bowers) ("SNI"), and Teletrade Inc. (now doing business as Stack's Bowers) ("Teletrade"). All of such entities were consolidated by our Former Parent, SGI.

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2015		March 31, 2014		March 31, 2015		March 31, 2014
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Related Party Company
Calzona	$—	$—	$1,060	$110	$157	$—	$3,409	$464
SNI (now doing business as Stack's Bower)	—	—	1,802	1,644	610	3,793	5,589	3,904
Stack's Bower	1,618	1,679	541	305	2,918	3,146	1,743	2,955
Teletrade (now doing business as Stack's Bowers)	747	61	764	188	1,762	1,339	1,863	1,673
Related party, total	$2,365	$1,740	$4,167	$2,247	$5,447	$8,278	$12,604	$8,996
As of March 31, 2015 and June 30, 2014, the Company's had related party receivables and payables balance as set forth below:

in thousands
	March 31, 2015		June 30, 2014
	Receivables	Payable	Receivables	Payable
Related Party Company
Calzona	$—	$—	$—	$67
SNI (now doing business as Stack's Bowers)	—	10	—	72
Stack's Bowers	2,052	—	2,563	—
Teletrade (now doing business as Stack's Bowers)	19	—	—	133
SGI (Former Parent)	4,092	—	3,289	—
Related party, total	$6,163	10	$5,852	$272

Secured Loans to Related Parties
On June 18, 2014, CFC assumed the rights to a secured portfolio of short-term loan receivable totaling $2.6 million from Stack's Bowers (a related party for this purpose). As a result of the terms of this arrangement, the Company reflects this as a financing arrangement with this related party, secured by the transfer of the portfolio of short-term loan receivables, collateralized by numismatic and semi numismatic products. As of March 31, 2015, the aggregate carrying value of this loan was $0.0 million, which bore interest of 5.5% per annum. This secured loan was paid off in full, plus accrued interest, on August 19, 2014.

On October 9, 2014, CFC entered into a loan agreement and related documents with Stack’s Bower (a related party for this purpose), providing for a secured line of credit in the maximum principal amount of up to $16.0 million, bearing interest at a competitive rate per annum, which is at an interest rate midst the rates CFC charges its non-related parties. Advances under the line of credit are secured by numismatic and semi-numismatic products. As of March 31, 2015, the aggregate carrying value of this loan was $2.0 million (see Note 3).

Corporate Overhead Charges
During the nine months ended March 31, 2015 and 2014, the Company incurred $0.0 million and $0.5 million, respectively, of corporate overhead charges, which were payable monthly to SNI based on the Former Parent's annual budget, and were included in selling, general and administrative expenses. As a result of the Distribution, this monthly obligation to SNI concluded.
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
Income Tax Sharing Obligations
The amounts receivable under the Company's income tax sharing obligation due from SGI, totaled $4.0 million, and $3.1 million as of March 31, 2015 and June 30, 2014, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes receivable from Former Parent (see Note 8).
Dividends Paid to Former Parent
During the nine months ended March 31, 2015 and 2014, the Company paid to SGI dividends totaling $0.0 million and $10.0 million, respectively, in regards to dividends declared prior to the spinoff.
Transaction with Board Member
In February 2015, A-M Global Logistics, LLC ("A-M Logistics"), a wholly owned subsidiary of the Company that was formed to operate the Company's logistics fulfillment center in Las Vegas, Nevada, entered into various agreements with W. A. Richardson Builders, LLC ("WAR"), for the buildout of and improvements to the Las Vegas premises. The amount involved under the WAR Contract is approximately $1.2 million, and A-M Logistics agreed to pay WAR a fee equal to 5.0% of the contract work, or approximately $0.1 million. The spouse of the Chairman of the Company's Audit Committee, Ellis Landau, is the majority owner and an executive officer of WAR.
Royalties to Former Owner
As part of the sales agreement dated July 1, 2005, a former owner of the Company receives a portion of the finance income earned with a specific customer through June 2015. The Company incurred $0.2 million and $0.2 million in selling, general and administrative expenses (royalty expense) during the nine months ended March 31, 2015 and 2014, respectively. The Company incurred $0.1 million and $0.0 million in royalty expense during the three months ended March 31, 2015 and 2014, respectively. The total amount due to the former owner of $0.2 million and $0.2 million are included in accrued liabilities as of March 31, 2015 and June 30, 2014, respectively.

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
Effective September 12, 2014, the Company obtained a permanent increase in its demand Trading Credit Facility through the addition of a sixth institutional participant, which is providing $50.0 million in demand lines. As of March 31, 2015, the maximum of the Trading Credit Facility was $220.0 million. The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.18% and 0.15% as of March 31, 2015 and June 30, 2014, respectively. Borrowings are due on demand and totaled $132.8 million and $135.2 million at March 31, 2015 and at June 30, 2014, respectively. The amounts available under the Trading Credit Facility are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the Trading Credit Facility and lender approval of the revised borrowing base calculation.   The amounts available under the Trading Credit Facility after taking into consideration current borrowings, based upon the latest approved borrowing bases in effect, totaled $17.0 million and $14.4 million at March 31, 2015 and June 30, 2014, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends. The Trading Credit Facility is cancelable by written notice from the financial institutions.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company to maintain a minimum tangible net worth. In connection with the new line effective September 12, 2014, the minimum tangible net worth financial covenant under the Trading Credit Facility was increased from $25.0 million to $35.0 million. The Company is in compliance with all restrictive financial covenants as of March 31, 2015.

Through October 8, 2014, the Trading Credit Facility contained a sub-facility that the Company and SNI (a related party) was able to be drawn on. Amounts available for borrowing under this sub-facility as of March 31, 2015 and June 30, 2014 were $0.0 million and $3.3 million, respectively. On October 8, 2014, SNI paid off its obligations under the sub-facility in full utilizing funds drawn from its line of credit with CFC, and SNI no longer has any right to draw upon the sub-facility (see Note 3).

Interest expense related to the Company’s borrowing arrangements totaled $0.9 million and $0.9 million, which represents 80.8% and 85.9% of the total interest expense recognized, for the three months ended March 31, 2015 and 2014, respectively. Our borrowing arrangements carried a daily weighted average effective interest rate of 2.82% and 3.16%, respectively, for the three months ended March 31, 2015 and 2014.

Interest expense related to the Company’s borrowing arrangements totaled $2.7 million and $2.5 million, which represents 85.2% and 85.8% of the total interest expense recognized, for the nine months ended March 31, 2015 and 2014, respectively. Our borrowing arrangements carried a daily weighted average effective interest rate of 2.94% and 3.19%, respectively, for the nine months ended March 31, 2015 and 2014.

Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements, which bear interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $6.5 million and $8.7 million as of March 31, 2015 and June 30, 2014, respectively.
Product Financing Arrangement
The Company has an agreement with a financial institution (a third party) that allows the Company to transfer its gold and silver inventory at a fixed price to this third party. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $48.1 million and $24.6 million as of March 31, 2015 and June 30, 2014, respectively.

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
Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $(10.3) million and $(21.1) million for the three months ended March 31, 2015 and 2014, respectively. Net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $(44.8) million and $(31.1) million for the nine months ended March 31, 2015 and 2014, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in sales and purchase transactions with the Company. They also include collateral limits for different types of sale and purchase transactions that counterparties may engage in from time to time.
The following table summarizes the results of our hedging activities as follows at March 31, 2015 and at June 30, 2014, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk.

in thousands
	March 31, 2015	June 30, 2014
Inventory	$186,572	$175,554
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(65)	(2,564)
Premium on metals position	(3,668)	(3,285)
Inventory value not hedged	(3,733)	(5,849)

Subtotal	182,839	169,705
Commitments at market:
Open inventory purchase commitments	414,750	489,944
Open inventory sales commitments	(188,630)	(190,108)
Margin sale commitments	(10,870)	(15,751)
In-transit inventory no longer subject to market risk	(16,587)	(4,522)
Unhedgable premiums on open commitment positions	(250)	1,694
Inventory borrowed from suppliers	(6,495)	(8,709)
Product financing obligation	(48,114)	(24,610)
Advances on industrial metals	3,133	8,813
Inventory subject to price risk	329,776	426,456

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	209,387	206,055
Precious metals futures contracts at market values	120,707	220,984
Total market value of derivative financial instruments	330,094	427,039

Net inventory subject to commodity price risk	$(318)	$(583)

As of March 31, 2015 and June 30, 2014, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	March 31, 2015	June 30, 2014
Purchase commitments	$414,750	$489,944
Sales commitments	(188,630)	(190,108)
Margin sales commitments	(10,870)	(15,751)
Open forward contracts	209,387	206,055
Open futures contracts	120,707	220,984
The contract amounts of these forward and futures contracts and the open sales and purchase orders are not reflected in the accompanying condensed consolidated balance sheet. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value.
The Company’s open sale and purchase commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at March 31, 2015 are scheduled to settle within 30 days.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At March 31, 2015, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations of its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized net gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $(123,000) and $(60,000) for the three months ended March 31, 2015 and 2014, respectively. Unrealized net gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $(207,000) and $0 for the nine months ended March 31, 2015 and 2014, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at March 31, 2015 was $0.3 million and $2.2 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2014 was $2.7 million and $3.8 million, respectively.
Offsetting Derivative Instruments
In respect to the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of March 31, 2015 and June 30, 2014.

	March 31, 2015				June 30, 2014

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative receivables:
Open sale and purchase commitments	$9,482	$(5,102)	$—	$4,380	$26,282	$(4,112)	$—	$22,170
Future contracts	9,145	(7,135)	—	2,010	—	—	—	—
Forward contracts	—	—	—	—	14	—	—	14
	$18,627	$(12,237)	$—	$6,390	$26,296	$(4,112)	$—	$22,184
Nettable derivative payables:
Open sale and purchase commitments	$1,322	$(762)	$—	$560	$1,022	$(174)	$—	$848
Margin accounts	10,870	—	(3,876)	6,994	15,751	—	(6,768)	8,983
Future contracts	—	—		—	(15,121)	—	23,199	8,078
Forward contracts	5,746	(795)	—	4,951	14,873	—	—	14,873
	$17,938	$(1,557)	$(3,876)	$12,505	$16,525	$(174)	$16,431	$32,782
12. COMMITMENTS AND CONTINGENCIES
On November 21, 2014, the Company executed an agreement to lease approximately 14,000 square feet of warehouse space in Las Vegas, Nevada at cost of approximately $252,000 per year. The term of the lease is 5.0 years with increases in costs of 3.0% per annum.
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

Payment of Dividends
On July 1, 2013, the Board of Directors of the Company declared a $5.0 million dividend to SGI (Former Parent), which was paid on July 5, 2013. On February 12, 2014, the Board of Directors of the Company declared a dividend to SGI (Former Parent) in the aggregate amount of $5.0 million, which was paid on February 26, 2014.
    Post the Distribution, the Board of Directors of the Company has initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share. The first quarterly cash dividend of $0.3 million, in aggregate, was paid on March 20, 2015 to stockholders of record at the close of business on March 12, 2015.
On May 1, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per common share to stockholders of record at the close of business on May 14, 2015, which is scheduled to be paid on May 25, 2015.
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
As of March 31, 2015, 625,000 shares were available for grants under the 2014 Plan. At that date no awards had yet been granted under the 2014 Plan.
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
From March 31, 2015, the Company will recognize compensation expense of $0.4 million, and $0.1 million, related to stock-options, and RSUs, respectively, over weighted average periods 2.6 years, and 1.0 years, respectively. Compensation expense related to SARs have been fully amortized as of March 31, 2015. The Company will not recognize compensation costs for awards held by employees of SGI, as they are not providing any services to the Company.
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
During the three and nine months ended March 31, 2015 and 2014, the Company incurred compensation expense related to stock options granted to the Company's employees (including SGI employees who transferred to the Company in conjunction with the spinoff) that were settleable in shares of SGI common stock (prior to the date of Distribution) and settleable in shares of Company's common stock (subsequent to the date of Distribution and award modification) as set forth below.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Stock option based Compensation Cost related to Shares Settleable in:
SGI common stock	$—	$—	$—	$—
A-Mark common stock	35.5	8.0	112.7	8.0
Total stock option based compensation costs	$35.5	$8.0	$112.7	$8.0
As of March 31, 2015, there was total remaining compensation expense of $0.4 million related to employee stock options, which will be recorded over a weighted average period of approximately 2.6 years.

The following table summarizes the stock option activity for the nine months ended March 31, 2015:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award (1)
Outstanding at June 30, 2014	230,787	$10.00	$407	$5.98
Granted through stock option plan	—	—
Exercised	—	—
Cancellations, expirations and forfeitures	(660)	48.02
Outstanding at March 31, 2015	230,127	9.89	$305	$6.00
Shares exercisable at March 31, 2015	158,213	10.60	$143	$5.87

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

Following is a summary of the status of stock options outstanding at March 31, 2015:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	7.61	$8.39	62,325	7.64	$8.44
10.01	15.00	95,888	7.46	12.00	95,888	7.46	12.00
		230,127	7.54	9.89	158,213	7.53	10.60
Restricted Stock Units
During the three and nine months ended March 31, 2015 and 2014, the Company incurred compensation expense related to RSUs granted to the Company's employees (including SGI employees who transferred to the Company in conjunction with the spinoff) that were settleable in shares of SGI common stock (prior to the date of Distribution) and settleable in shares of the Company's common stock (subsequent to the date of Distribution and award modification) as set forth below.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
RSUs-based Compensation Cost related to Share Settleable in:
SGI common stock	$—	$24.6	$—	$98.2
A-Mark common stock	22.6	4.3	67.7	4.3
Total RSUs based compensation costs	$22.6	$28.9	$67.7	$102.5

The remaining compensation expense that will be recorded under restricted stock grants totals $0.1 million, which will be recorded over a weighted average period of approximately 1.0 years.
The following table summarizes the RSU activity for the nine months ended March 31, 2015:

	Shares	Weighted Average Share Price at Grant Date (1)
Outstanding at June 30, 2014	106,674	$2.72
Shares granted	—	—
Shares released	—	—
Shares forfeited	—	—
Outstanding at March 31, 2015	106,674	$2.72
Vested but unissued at March 31, 2015	—	$—

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

     No tax benefit was recognized in the condensed consolidated statements of income related to share-based compensation for the three and nine months ended March 31, 2015. No share-based compensation was capitalized for the three and nine months ended March 31, 2015.
Stock Appreciation Rights
The Company, from time to time, may grant SARs to certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally 3.0 years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stock's closing price on the date of grant to the average price in the last month of the third year of vesting. As of March 31, 2015, the Company had issued and outstanding 8,990 SARs with an average base price of $50.31, in connection with the spinoff. At March 31, 2015, there was no intrinsic value associated with these arrangements. The Company did not recognize any compensation expense related to these awards during the nine months ended March 31, 2015. There is no remaining compensation expense that will be recorded for these awards.
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
Revenue is attributed to geographic location based on customer location. The Company's geographic operations are as follows:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenue by geographic region:
United States	$1,477,702	$1,366,074	$4,136,616	$3,922,864
Europe	69,563	106,687	188,973	298,751
North America, excluding United States	57,910	78,978	239,746	256,246
Asia Pacific	9,156	25,213	39,200	81,746
Africa	27	12	52	12
Australia	10,137	3,911	12,243	5,940
South America	—	715	2	747
Total revenue	$1,624,495	$1,581,590	$4,616,832	$4,566,306

in thousands
	March 31, 2015	June 30, 2014
Inventories by geographic region:
United States	$146,378	$159,145
Europe	32,799	10,500
North America, excluding United States	4,144	4,091
Asia	3,251	1,818
Total inventories	$186,572	$175,554

in thousands
	March 31, 2015	June 30, 2014
Total assets by geographic region:
United States	$291,814	$285,092
Europe	34,878	14,137
North America, excluding United States	4,144	4,091
Asia	3,251	1,818
Total assets	$334,087	$305,138

in thousands
	March 31, 2015	June 30, 2014
Total long term assets by segment/geographic region:
United States	$11,316	$9,726
Europe	76	89
Total long-term assets	$11,392	$9,815

15.	SUBSEQUENT EVENT
Investments
On April 1, 2015, per an agreement with a nonpublic company, who is also a customer of A-Mark, the Company purchased another 4% of the outstanding common stock of this nonpublic company for $0.9 million. This transaction represents the closing of the second of two tranches. The closing of the first tranche, for 5% of this entity's issued and outstanding common stock, at a purchase price equal to $1.1 million, took place on September 19, 2014. In aggregate, A-Mark owns 9% of this entity's issued and outstanding common stock, on a fully diluted basis, and paid an aggregate purchase price of $2.0 million (see Note 2.)

Dividend Declaration
On May 1, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per common share to stockholders of record at the close of business on May 14, 2015, which is scheduled to be paid on May 25, 2015.
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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the respective years. Included in our analysis is a discussion of two performance metrics: (i) inventory turnover ratio and (ii) number of secured loans at quarter-end. Our inventory turnover ratio is a measure of how quickly inventory has moved during the past three and nine months. The majority of the Company’s trading activities involve two day value trades that produce slim gross margin percentages. The inventory turnover ratio measures the efficiency of our trading activity and the liquidity of our inventory. The number of secured loans at quarter-end, together with the aggregate of secured loans outstanding, are indicators of the size of our finance lending business.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of March 31, 2015. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
Our Strategy
The Company has grown from a small numismatics firm in 1965 to a significant participant in the bullion and coin markets, with approximately $6.0 billion in revenues for the year ended June 30, 2014. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, particularly in Europe, and the scope of complementary products and services that we offer to our customers. We intend to promote our growth by leveraging off of our existing, integrated operations; the depth of our customer relations; our access to market makers, suppliers and government and other mints; our trading offices in the U.S. and Europe, which are open 17 hours a day 5 days a week; our expansive precious metals dealer network; our depository relationships around the world; our financing knowledge of secured lending; our logistical capabilities; our trading expertise; and the quality and experience of our management team.
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
RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended March 31, 2015 and 2014
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended March 31, 2015 and 2014 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended March 31,	2015		2014			$	%
	$	% of revenue	$		% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$1,624,495	100.000%	$1,581,590		100.000%	$42,905	2.7%
Gross profit	5,624	0.346%	7,580		0.479%	$(1,956)	(25.8)%
Selling, general and administrative expenses	(4,089)	(0.252)%	(4,352)		(0.275)%	$(263)	(6.0)%
Interest income	1,607	0.099%	1,349		0.085%	$258	19.1%
Interest expense	(1,157)	(0.071)%	(1,002)		(0.063)%	$155	15.5%
Unrealized losses on foreign exchange	(123)	(0.008)%	(60)		(0.004)%	$63	NM
Net income before provision for income taxes	1,862	0.115%	3,515		0.222%	$(1,653)	(47.0)%
Provision for income taxes	(177)	(0.011)%	(1,419)		(0.090)%	$(1,242)	(87.5)%
Net income	$1,685	0.104%	$2,096		0.133%	$(411)	(19.6)%

Per Share Data:
Basic	$0.24	NA	$0.28	(1)	NA	$(0.04)	(14.3)%
Diluted	$0.24	NA	$0.28	(1)	NA	$(0.04)	(14.3)%

Performance Metrics:
Inventory turnover ratio (2)	7.9	NA	8.9		NA	(1.0)	(11.2)%
Number of secured loans at quarter-end (3)	111	NA	124		NA	(13)	(10.5)%

_________________________________

NM	Not meaningful.

NA	Not applicable.

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

(2)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(3)	Number of outstanding loans to our customers at quarter-end.

Overview of Results of Operations for the Nine Months Ended March 31, 2015 and 2014
Condensed Consolidated Results of Operations
The operating results of our business for the nine months ended March 31, 2015 and 2014 are as follows:

in thousands, except per share data and performance metrics
Nine Months Ended March 31,	2015		2014			$	%
	$	% of revenue	$		% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$4,616,832	100.000%	$4,566,306		100.000%	$50,526	1.1%
Gross profit	18,547	0.402%	22,481		0.492%	$(3,934)	(17.5)%
Selling, general and administrative expenses	(13,062)	(0.283)%	(12,503)		(0.274)%	$559	4.5%
Interest income	4,482	0.097%	4,171		0.091%	$311	7.5%
Interest expense	(3,189)	(0.069)%	(2,879)		(0.063)%	$310	10.8%
Unrealized losses on foreign exchange	(207)	(0.005)%	—		—%	$207	NM
Net income before provision for income taxes	6,571	0.142%	11,270		0.247%	$(4,699)	(41.7)%
Provision for income taxes	(2,086)	(0.045)%	(4,560)		(0.100)%	$(2,474)	(54.3)%
Net income	$4,485	0.097%	$6,710		0.147%	$(2,225)	(33.2)%

Per Share Data:
Basic	$0.64	NA	$0.87	(1)	NA	$(0.23)	(26.4)%
Diluted	$0.64	NA	$0.87	(1)	NA	$(0.23)	(26.4)%

Performance Metrics:
Inventory turnover ratio (2)	25.4	NA	25.5		NA	(0.1)	(0.4)%
Number of secured loans at quarter-end (3)	111	NA	124		NA	(13)	(10.5)%

_________________________________

NM	Not meaningful.

NA	Not applicable.

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

(2)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(3)	Number of outstanding loans to our customers at quarter-end.

Revenues
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Three Months Ended March 31,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$1,624,495	100.000%	$1,581,590	100.000%	$42,905	2.7%
Revenues for the three months ended March 31, 2015 increased $42.9 million, or 2.7%, to $1.624 billion from $1.582 billion in 2014. Our revenues increased primarily due to an increase in the total number of silver ounces sold partially offset by a slight decrease in gold ounces sold during the three months ended March 31, 2015 as compared to 2014. Another factor constraining the increase in our revenues was the decrease of commodity prices for both gold and silver during the three months ended March 31, 2015 as compared to 2014.
Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Nine Months Ended March 31,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$4,616,832	100.000%	$4,566,306	100.000%	$50,526	1.1%
Revenues for the nine months ended March 31, 2015 increased $50.5 million, or 1.1%, to $4.617 billion from $4.566 billion in 2014. Our revenues increased primarily due to an increase in the total number of silver ounces sold partially offset by a decrease in gold ounces sold during the nine months ended March 31, 2015 as compared to 2014. Another factor constraining the increase in our revenues was the decrease of commodity prices for both gold and silver during the nine months ended March 31, 2015 as compared to 2014.
Gross Profit
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Three Months Ended March 31,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$5,624	0.346%	$7,580	0.479%	$(1,956)	(25.8)%
Inventory turnover ratio	7.9	NA	8.9	NA	(1.0)	(11.2)%
Gross profit for the three months ended March 31, 2015 decreased by $2.0 million, or 25.8%, to $5.6 million from $7.6 million in 2014. The Company’s profit margin percentage decreased primarily due to lower premium spreads on the Company’s primary products, offset by sales of higher margin value-added products. Our inventory turnover rate decreased by 11.2% to 7.9 from 8.9 as compared to 2014. This decrease in the inventory turnover rate was primarily due to an increase in the carry length associated with the Company’s development of foreign markets, which resulted in the Company carrying higher inventory levels in foreign locations at lower turnover rates.
Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Nine Months Ended March 31,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$18,547	0.402%	$22,481	0.492%	$(3,934)	(17.5)%
Inventory turnover ratio	25.4	NA	25.5	NA	(0.1)	(0.4)%
Gross profit for the nine months ended March 31, 2015 decreased by $3.9 million, or 17.5%, to $18.5 million from $22.5 million in 2014. The Company’s profit margin percentage decreased primarily due to lower premium spreads on the Company’s primary products, offset by sales of higher margin value-added products. Our inventory turnover rate decreased slightly by 0.4% to 25.4 from 25.5 as compared to 2014.

Selling, General and Administrative Expenses
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Three Months Ended March 31,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(4,089)	(0.252)%	$(4,352)	(0.275)%	$(263)	(6.0)%
Selling, general and administrative expenses for the three months ended March 31, 2015 decreased $0.3 million, or 6.0%, to $4.1 million from $4.4 million in 2014. The decrease is primarily due to lower accrued performance-based bonuses. This decrease is partially offset by the operational cost of a logistic center established to provide fulfillment services to our customers, as well as administrative expenses associated with being a public company, including the addition of key personnel and legal and accounting fees and expenses.
The Company is proceeding with its plans to relocate and expand its logistics center in Las Vegas, Nevada, signed a warehouse lease agreement in November 2014, and expects to complete the build-out of the facility in mid-2015.
Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Nine Months Ended March 31,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(13,062)	(0.283)%	$(12,503)	(0.274)%	$559	4.5%
Selling, general and administrative expenses for the nine months ended March 31, 2015 increased $0.6 million, or 4.5%, to $13.1 million from $12.5 million in 2014. The increase is primarily due to the operational cost of a logistic center established to provide fulfillment services to our customers, as well as administrative expenses associated with being a public company, including the addition of key personnel and legal and accounting fees and expenses. This increase is partially offset by lower accrued performance-based bonuses.
The Company is proceeding with its plans to relocate and expand its logistics center in Las Vegas, Nevada, signed a warehouse lease agreement in November 2014, and expects to complete the build-out of the facility in mid-2015.
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
Additionally, the Company earns interest income from our customers who enter into purchase agreements whereby the customer agrees to purchase our inventory at the prevailing spot price for delivery of the product at a specific point in time in the future; interest income is earned from contract date until the material is delivered and paid for in full.
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Three Months Ended March 31,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$1,607	0.099%	$1,349	0.085%	$258	19.1%
Number of secured loans at quarter-end	111	NA	124	NA	(13)	(10.5)%
The balance of secured loans increased to $46.3 million at March 31, 2015 from $31.9 million at March 31, 2014. Correspondingly, interest income for the three months ended March 31, 2015 increased $0.3 million, or 19.1%, to $1.6 million from $1.3 million in 2014. Interest income increased slightly, despite a decrease in the number of our secured loans outstanding, by 10.5% to 111 from 124 in 2014. This 10.5% decrease was primarily due to downward pressures on precious metals commodity prices, which resulted in margin call and secured loan positions being liquidated by some customers (at no loss to the Company). As of March 31, 2015, through financing transactions (as opposed to purchase transactions), the Company acquired three portfolios of secured loans containing an aggregate number of 130 customers. As of March 31, 2014, the Company had yet to acquire any loan portfolios. However, this growth in interest income partially derived from our secured loans was offset by a decline in the Company's other financing products.
Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Nine Months Ended March 31,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$4,482	0.097%	$4,171	0.091%	$311	7.5%
Number of secured loans at quarter-end	111	NA	124	NA	(13)	(10.5)%
The balance of secured loans increased to $46.3 million at March 31, 2015 from $31.9 million at March 31, 2014. Correspondingly, interest income for the nine months ended March 31, 2015 increased $0.3 million, or 7.5%, to $4.5 million from $4.2 million in 2014. Interest income increased slightly, despite a decrease in the number of our secured loans outstanding, by 10.5% to 111 from 124 in 2014. This 10.5% decrease was primarily due to downward pressures on precious metals commodity prices, which resulted in margin call and secured loan positions being liquidated by some customers (at no loss to the Company). As of March 31, 2015, through financing transactions (as opposed to purchase transactions), the Company acquired three portfolios of secured loans containing an aggregate number of 130 customers. As of March 31, 2014, the Company had yet to acquire any loan portfolios. However, this growth in interest income partially derived from our secured loans was offset by a decline in the Company's other financing products.
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
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Three Months Ended March 31,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(1,157)	(0.071)%	$(1,002)	(0.063)%	$155	15.5%
Interest expense for the three months ended March 31, 2015 increased $0.2 million, or 15.5% to $1.2 million from $1.0 million in 2014. The increase was related primarily to usage of our lines of credit. We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. We utilize our lines of credit extensively for working capital requirements.
Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Nine Months Ended March 31,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(3,189)	(0.069)%	$(2,879)	(0.063)%	$310	10.8%
Interest expense for the nine months ended March 31, 2015 increased $0.3 million, or 10.8% to $3.2 million from $2.9 million in 2014. The increase was related primarily to usage of our lines of credit. We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. We utilize our lines of credit extensively for working capital requirements.
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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Three Months Ended March 31,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(177)	(0.011)%	$(1,419)	(0.090)%	$(1,242)	(87.5)%
Our provision for income taxes was $0.2 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was approximately 9.5% and 40.4% for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items and state taxes. The estimated effective tax rate for the nine months ended March 31, 2015 reflects a reduction in state income taxes due to changes in estimated state apportionment as well as a reduction in uncertain tax positions due to the completion of a state disclosure process.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Nine Months Ended March 31,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	(2,086)	(0.045)%	(4,560)	(0.100)%	(2,474)	(54.3)%
Our provision for income taxes was $2.1 million and $4.6 million for the nine months ended March 31, 2015 and 2014, respectively. Our effective tax rate was approximately 31.7% and 40.5% for the nine months ended March 31, 2015 and 2014, respectively. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items and state taxes. The estimated effective tax rate for the nine months ended March 31, 2015 reflects a reduction in state income taxes due to changes in state apportionment as well as a reduction in uncertain tax positions due to the completion of a state disclosure process.

LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of March 31, 2015, approximately 93% of our assets consisted of cash, customer receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
Typically, we acquire our inventory by: (1) purchasing inventory from our suppliers by utilizing our own capital and lines of credit; (2) borrowing precious metals from our suppliers under short-term arrangements which bear interest at a designated rate, and (3) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.
In addition, the Company generates cash from earned interest income. Through CFC, the Company enters into secured loans and secured financing structures with its customers under which it charges interest income. The Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products. The loans are secured by precious metals and numismatic material owned by the borrowers and held by the Company as security for the term of the loan. Furthermore, our customers may enter into purchase agreements whereby the customer agrees to purchase our inventory at the prevailing spot price at that time for delivery of the product at a specific point in time in the future; interest income is earned from contract date until the material is delivered and paid for in full.
We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements, and draw upon and pays down its credit line so as to minimize interest expense.

Lines of Credit

in thousands
	March 31, 2015	June 30, 2014	March 31, 2015 Compared to June 30, 2014
Lines of credit	$132,800	$135,200	$(2,400)
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
Effective September 12, 2014, the Company obtained a permanent increase in its demand Trading Credit Facility through the addition of a sixth institutional participant, which is providing $50.0 million in demand lines. As of March 31, 2015, the maximum of the Trading Credit Facility was $220.0 million. The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.18% and 0.15% as of March 31, 2015 and June 30, 2014, respectively. Borrowings are due on demand and totaled $132.8 million and $135.2 million at March 31, 2015 and at June 30, 2014, respectively. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the Trading Credit Facility and lender approval of the revised borrowing base calculation.  The amounts available under the Trading Credit Facility are determined at the end of each week following a specified borrowing base formula.  The amounts available under the Trading Credit Facility after taking into consideration current borrowings, based upon the latest approved borrowing bases in effect, totaled $17.0 million and $14.4 million at March 31, 2015 and June 30, 2014, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends. The Trading Credit Facility is cancelable by written notice from the financial institutions.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company to maintain a minimum tangible net worth. In connection with the new line effective September 12, 2014, the minimum tangible net worth financial covenant under the Trading Credit Facility was increased from $25.0 million to $35.0 million. The Company is in compliance with all restrictive financial covenants as of March 31, 2015.

Through October 8, 2014, the Trading Credit Facility contained a a sub-facility that the Company and SNI (a related party) was able to be drawn on. Amounts available for borrowing under this sub-facility as of March 31, 2015 and June 30, 2014 were $0.0 million and $3.3 million, respectively. On October 8, 2014, SNI paid off its obligations under the sub-facility in full utilizing funds drawn from its line of credit with CFC, and SNI no longer has any right to draw upon the sub-facility (see Note 3).
Liability on Borrowed Metals

in thousands
	March 31, 2015	June 30, 2014	March 31, 2015 Compared to June 30, 2014
Liability on borrowed metals	$6,495	$8,709	$(2,214)
We borrow precious metals from our suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $6.5 million and $8.7 million at March 31, 2015 and at June 30, 2014, respectively.

Product Financing Agreement

in thousands
	March 31, 2015	June 30, 2014	March 31, 2015 Compared to June 30, 2014
Product financing agreement	$48,114	$24,610	$23,504
The Company has an agreement with a financial institution (a third party) that allows the Company to transfer its gold and silver inventory at a fixed price to this third party. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangement and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of sales. Such obligation totaled $48.1 million and $24.6 million as of March 31, 2015 and June 30, 2014, respectively.
Secured Loans

in thousands
	March 31, 2015	June 30, 2014	March 31, 2015 Compared to June 30, 2014
Secured loans	$46,259	$41,261	$4,998

The Company is a California licensed finance lender that makes and acquires commercial loans secured by numismatic and semi-numismatic coins and bullion that affords our customers a convenient means of financing their inventory or collections.  Predominantly, most of the Company's secured loans are short-term in nature and do not represent a long term obligation of the Company.  Typically, the renewal of these instruments is at the discretion of the Company and, as such, provides us with some flexibility in regards to our capital deployment strategies.

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
The following summarizes components of our condensed consolidated statements of cash flows for the nine months ended March 31, 2015 and 2014:

in thousands
March 31,	2015	2014	2015 Compared to 2014

Net cash used in operating activities	$(10,813)	$(38,051)	27,238
Net cash used in investing activities	$(6,934)	$(1,571)	(5,363)
Net cash provided by financing activities	$20,755	$25,930	(5,175)
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.

Net cash used in operating activities
Operating activities used $10.8 million and used $38.1 million in cash for the nine months ended March 31, 2015 and 2014, respectively, representing an increase of $27.2 million in the source of cash. This period over period increase in the source of funds in operating activities was primarily due to change in balances of inventory, accounts payable and liabilities on borrowed metals, receivable from/ payables to Former Parent, offset by source of funds primarily due the change balance of accounts receivables, income tax receivables, prepaid expenses, and income taxes payable.
Net cash used in investing activities
Investing activities used $6.9 million and used $1.6 million in cash for the nine months ended March 31, 2015 and 2014, respectively, representing an increase of $5.4 million in the use of cash. This period over period increase in the use of cash was primarily due secured loans of $5.4 million, which was driven, in part, by acquisitions of loan portfolios, offset by collections of loan principal, and a use of funds related the acquisition of a cost method investment of $0.6 million.
Net cash provided by financing activities
Financing activities provided $20.8 million and provided $25.9 million in cash for the nine months ended March 31, 2015 and 2014, respectively, representing an increase of $5.2 million in the use of cash. This period over period increase in the use of funds was primarily due the change in our lines of credit of $27.2 million, which was partially offset by changes in the balance of product financing arrangements of $12.4 million and a reduction in dividends paid of $9.7 million.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. We also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at March 31, 2015 are scheduled to settle within 30 days.

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

Net gains (losses) on derivative instruments in the condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 were $(10.3) million and $(21.1) million, respectively. Net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $(44.8) million and $(31.1) million for the nine months ended March 31, 2015 and 2014, respectively (see Note 11).

The following table summarizes the results of our hedging activities as follows at March 31, 2015 and at June 30, 2014, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk:

	March 31, 2015	June 30, 2014
Inventory	$186,572	$175,554
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(65)	(2,564)
Premium on metals position	(3,668)	(3,285)
Inventory value not hedged	(3,733)	(5,849)

Subtotal	182,839	169,705
Commitments at market:
Open inventory purchase commitments	414,750	489,944
Open inventory sales commitments	(188,630)	(190,108)
Margin sale commitments	(10,870)	(15,751)
In-transit inventory no longer subject to market risk	(16,587)	(4,522)
Unhedgable premiums on open commitment positions	(250)	1,694
Inventory borrowed from suppliers	(6,495)	(8,709)
Product financing obligation	(48,114)	(24,610)
Advances on industrial metals	3,133	8,813
Inventory subject to price risk	329,776	426,456

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	209,387	206,055
Precious metals futures contracts at market values	120,707	220,984
Total market value of derivative financial instruments	330,094	427,039

Net inventory subject to commodity price risk	$(318)	$(583)

We are exposed to the risk of default of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At March 31, 2015, we believe our risk of counterparty default is mitigated based on our evaluation, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2015 and June 30, 2014, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	March 31, 2015	June 30, 2014
Purchase commitments	$414,750	$489,944
Sales commitments	$(188,630)	$(190,108)
Margin sale commitments	$(10,870)	$(15,751)
Open forward contracts	$209,387	$206,055
Open futures contracts	$120,707	$220,984
Foreign exchange forward contracts	$303	$2,684
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
We account for our metals and sales contracts using settlement date accounting. Pursuant to such accounting, we recognize the sales or purchases of the metals at the settlement date. During the period between trade and settlement dates, we have essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the Accounting Standards Codifications ("ASC"). We record the derivatives at the trade date; the fair value of the open derivative contracts are shown as a component of receivables or payables in the accompanying condensed consolidated balance sheets. The corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. Sales which are physically settled are recognized at the gross amount in the condensed consolidated statements of income.
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
As of March 31, 2015 and June 30, 2014, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(0.1) million and $3.8 million, respectively. The premium component of market value included in the inventories as of March 31, 2015 and June 30, 2014 totaled $3.7 million and $3.3 million, respectively.
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Additionally, neither the commemorative coin inventory nor the premium component of our inventory is hedged. As of March 31, 2015 and June 30, 2014, our commemorative coin inventory totaled $0.1 million and $2.6 million, respectively.
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $6.5 million and $8.7 million as of March 31, 2015 and June 30, 2014, respectively. The Company mitigates market risk of its physical inventories through commodity hedge transactions (see Note 11).
Inventory includes amounts for obligations under product financing agreement. A-Mark entered into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to A-Mark at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $48.1 million and $24.6 million as of March 31, 2015 and June 30, 2014, respectively.
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of March 31, 2015 and June 30, 2014 totaled $5.6 million and $11.1 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements are collateralized for benefit of the Company.
The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may terminate any such arrangement with 14 days notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of March 31, 2015 and June 30, 2014, included within inventory is $43.9 million and $27.7 million of precious metals products subject to repurchase.

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
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after September 1, 2016 (fiscal 2017). We are still evaluating what impact, if any, this ASU on the Company’s consolidated financial position, results of operations or cash flows.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk

We are subject to commodity price risk through our principal business, the purchase and sale of precious metals in the form of gold, silver, platinum and palladium. We enter in to a combination of futures and forward transactions to substantially hedge our net exposure to changes in the underlying commodity prices. Consistent with the use of these contracts to neutralize the effect of commodity price fluctuations, such unrealized losses or gains are offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward and futures contracts and the offsetting underlying commitments do not create material market risk. As of March 31, 2015, we had $329.8 million in commodity price risk related entirely to our inventories and related commitments and $330.1 million in corresponding forwards and futures contracts. As of June 30, 2014, we had $426.5 million in commodity price risk related entirely to our inventories and related commitments and $427.0 million in corresponding forwards and futures contracts.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to the sale of precious metals priced in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed denominated receipts related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains are offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk. As of March 31, 2015, we had $2.2 million in foreign currency denominated transactions and $0.3 million in foreign currency forward contracts. As of June 30, 2014, we had $3.8 million in foreign currency denominated transactions and $2.7 million in foreign currency forward contracts.
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
Our Chief Executive Officer and Chief Accounting Officer, which position constitutes our principal financial officer within the meaning of SEC regulations, have concluded that, as of June 30, 2013 and March 31, 2014, our disclosure controls and procedures were not effective. There have been no changes to these conclusions as of March 31, 2015.
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
Because the Trading Credit Facility is a demand facility, the lenders may require us to repay the indebtedness outstanding under the facility at any time.  They may require repayment of the indebtedness even if we are in compliance with the financial and other covenants under the Trading Credit Facility.  If the lenders were to demand repayment, we may not at the time have the financial resources to comply. As of March 31, 2015, the maximum available amount to borrow under the Trading Credit Facility was $220.0 million, our borrowings totaled $132.8 million drawn against the Trading Credit Facility, and the amounts available under the Trading Credit Facility was $17.0 million.
Because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus a margin and vary by financial institution. The LIBOR rate was approximately 0.18% and 0.15% as of March 31, 2015 and June 30, 2014, respectively.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. A-Mark's top one customer represented 31.7% of revenues for the nine months ended March 31, 2015. For the year ended June 30, 2014, A-Mark's top one customer represented 25.9% of our revenues. If our relationships with these customers deteriorated, or if we were to lose one or more of these customers, our business would be materially adversely affected.
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
We may not be able to continue to pay dividends.
Effective March 2, 2015, the Board of Directors approved a cash dividend policy calling for the payment of a quarterly cash dividend of $0.05 per common share. Under the approved cash dividend policy, the declaration of cash dividends in the future is subject to the determination each quarter by the Board of Directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements, bank covenants, and alternative uses of cash that the Board of Directors may conclude would represent an opportunity to generate a greater return on investment for the Company. Accordingly, there can be no assurance that the Company will continue to pay dividends on a regular basis.  If the Board of Directors were to determine not to pay dividends in the future, shareholders would not receive any further return on an investment in our capital stock in the form of dividends, and may only obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.
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

Date:	May 5, 2015	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	May 5, 2015
Gregory N. Roberts	(Principal Executive Officer)

/s/ Gianluca Marzola	Chief Accounting Officer	May 5, 2015
Gianluca Marzola	(Principal Financial Officer)