Form 10-K
period 2015-06-30
A-Mark Precious Metals, Inc.
filed 2015-09-24
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015
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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on December 31, 2014, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $44,109,134. Shares of common stock known to be owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

As of September 22, 2015, the registrant had 6,973,549 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2015

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
A-Mark opened an overseas office in Vienna, Austria in 2009, for the purpose of marketing its goods and services in the European markets, and the office commenced full trading activity in 2012. This resulted in the expansion of A-Mark's trading hours from 12 to 17 hours a day, 5 days a week. Also in 2012, A-Mark formed Transcontinental Depository Services, LLC (TDS), a subsidiary that provides customers with a turnkey global storage solutions for their precious metals and precious metal products.
In late 2014, the Company formed a wholly-owned subsidiary, A-M Global Logistics, LLC ("Logistics"), for the purpose of developing a new logistics fulfillment center based in Las Vegas, Nevada. The facility commenced operations in July 2015.

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
Business Units
A-Mark operates through several business units comprising a single segment for accounting purposes, including Industrial, Coin and Bar, Trading, Finance, CFC, TDS and Logistics.
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
Currently, orders are taken primarily telephonically, but A-Mark has recently implemented an electronic trading platform for all buyers and sellers of precious metals. Pricing is generally based on screen quotes for bullion transactions in the spot market, with two-day settlement, although special pricing and extended settlement terms are also available. For example, a customer can leave an order with A-Mark to purchase at a specified price below the current market price or an order to sell at a specified price above the current market price.
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
We are an authorized distributor (and, in the case of the United States Mint, an authorized purchaser) of gold and silver coins for all of the major sovereign mints and various private mints. The sovereign mints include the United States Mint, the Australian (Perth) Mint, the Austrian Mint, the Royal Canadian Mint, the China Mint, Banco de Mexico, the South African Mint

(Rand Refinery) and the Royal Mint (United Kingdom). We purchase and take delivery of coins from the mints for resale to coin dealers and other qualified purchasers.
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
CFC. Our Collateral Finance Corporation (CFC) subsidiary is a California licensed finance lender that makes and acquires commercial loans secured by numismatic and semi-numismatic coins and bullion. CFC's customers include coin and precious metal dealers, investors and collectors. CFC is complementary to our bullion and coin businesses, and affords customers a convenient means of financing their inventory or collections. CFC takes physical delivery of the coins or bullion collateralizing the loans, and requires loan-to-value ratios of between 50% and 80%. The loan-to-value ratio refers to the principal amount of the loan divided by the liquidation value of the collateral, as conservatively estimated by CFC. Secured loans include a combination of on-demand and short term (i.e., with terms of between three and twelve months) facilities, and bear interest at fixed rates prevailing at the time the loan is made. Other terms of the loan may be customized in accordance with the particular needs and circumstances of the borrower.
TDS. Our Transcontinental Depository Services (TDS) subsidiary provides storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors and collectors worldwide. TDS contracts on behalf of our clients with independent storage facilities in the United States, Canada, Europe, Singapore and Hong Kong, for either fully segregated or allocated storage. We assist our clients in developing appropriate storage options for their particular requirements, and we manage the operational aspects of the storage with the third party facilities on our clients' behalf.
Logistics. Our A-Mark Global Logistics (Logistics) subsidiary commenced operations in July 2015. Located in Las Vegas, Logistics provides our customers an array of complementary services, including storage, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis.
To support our wholesale trading business, Logistics will ultimately provide a significant amount of the secured storage, shipping and delivery services that have historically been outsourced to third-party depositories in various locations. We intend to consolidate a substantial portion of those locations into the Las Vegas facility by summer 2016. By consolidating those operations into one central location under our control, we will reduce dependence on third-party service providers while, we believe, enhancing quality control and reducing operating costs.
Logistics also provides turn-key logistics services to our customers engaged in the retail business. Through our facility, we provide these customers one-stop financing, hedging, inventory handling, storage, and seamless drop-shipping directly to their own retail customers.
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
We have developed and implemented an electronic trading platform for receiving and processing customer orders, with the objective of improving transactional ease and efficiency for both us and our customers.
Supplier and Customer Concentrations
A-Mark buys a majority of its precious metals from a limited number of suppliers. The Company believes that numerous other suppliers are available and would provide similar products on comparable terms.
For the years ended June 30, 2015 and 2014, the Company had one customer, HSBC Bank USA, comprising more than 10% of our revenues (see Note 15.)
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
Employees
As of June 30, 2015, we had 52 employees, with 48 located in North America, and 4 in Europe; all of these employees were considered full-time employees. We added 61 employees (60 full-time; 1 part-time) with the opening of our Logistics operation in the first quarter of fiscal 2016.
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
Geographic Information
See Note 16 in the accompanying consolidated financial statements for information about Company's geographic operations.
ITEM 1A. RISK FACTORS
Risks Relating to Our Business Generally
Our business is heavily dependent on our credit facility.
Our business depends substantially on our ability to obtain financing for our operations. A-Mark’s borrowing facility, which we refer to as the Trading Credit Facility, provides A-Mark and CFC with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility is a demand facility with a variable interest rate in which five lending institutions currently participate.  A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes.  Our CFC subsidiary also uses the facility to finance its lending activities.
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
Because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus a margin and vary by financial institution. The LIBOR rate was approximately 0.19% and 0.15% as of June 30, 2015 and June 30, 2014, respectively.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. A single customer represented 30.9% and 25.9% of A-Mark's revenues for the years ended June 30, 2015 and 2014, respectively. If our relationship with this customer deteriorated, or if we were to lose this customer, our business would be materially adversely affected.
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
A-Mark has significant quantities of high-value precious metals on site, at third-party depositories and in transit. There is a risk that part or all of the gold and other precious metals held by A-Mark, whether on its own behalf or on behalf of its customers, could be lost, damaged or stolen. In addition, access to A-Mark’s precious metals could be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Although we maintain insurance on terms and conditions that we consider appropriate, we may not have adequate sources of recovery if our precious metals inventory is lost, damaged, stolen or destroyed, and recovery may be limited. Among other things, our insurance policies exclude coverage in the event of loss as a result of terrorist attacks or civil unrest.
In addition, with the establishment of our Logistics facility and the transfer of our wholesale storage operations from third party depositories to that facility, we are assuming greater potential liability for any loss suffered in connection with the stored inventory. Among other things, our insurance, rather than the third-party depository’s, is now the primary risk policy. While we believe we have adequate insurance coverage covering these operations, in the event of any loss in excess of our coverage, we may be held liable for that excess.
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
Our performance is dependent on our senior management and certain other key employees. We have employment agreements with Greg Roberts, our CEO; Thor Gjerdrum, our COO; and our senior vice president. These employment agreements all expire at the end of fiscal 2016. These and other employees have expertise in the trading markets, have industry-wide reputations, and perform critical functions for our business. We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees. Also, there is significant competition for skilled precious metals traders and other industry professionals. The loss of our current key officers and employees, without the ability to replace them, would materially and adversely affect our business.
We are focused on growing our business, but there is no assurance that we will be successful.
We expect to grow both organically and through opportunistic acquisitions. We have devoted considerable time, resources and efforts over the past few years to our growth strategy. We may not be successful in implementing our growth initiatives, which could adversely affect our business.
With the establishment of our Logistics facility, we are undertaking direct responsibility for comprehensive inventory and depository services to support our wholesale operations beyond that which we have provided in the past. We may not have the expertise to perform such services successfully. In addition, we have no prior experience offering the type of turn-key logistics services to our retail customers that Logistics intends to provide. The efforts to establish and operate Logistics have placed, and are expected to continue to place, demands on our management and other personnel and resources, and have required, and will continue to require, timely and continued investment in facilities, personnel and financial and management systems and controls. If we are not successful with our Logistics operations, our operations as a whole could be adversely affected.
Our bank group has approved our Logistics facility as an authorized depository. If that approval were to be withdrawn for any reason, we would no longer be able to keep inventory at that location, which would substantially limit our ability to conduct business from that facility.
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
A primary driver of A-Mark’s profitability is volatility in commodities prices, which leads to wider bid and ask spreads. Among the factors that can impact the price of precious metals are supply and demand of precious metals; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators such as hedge funds. If commodity prices were to stagnate, there would likely be a reduction in trading activity, resulting in less demand for the services A-Mark provides, which could materially adversely affect our business, liquidity and results of operations.
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
A-Mark’s precious metals inventories are subject to market value changes created by change in the underlying commodity price, as well as supply and demand of the individual products the Company trades. In addition, open sale and purchase commitments are subject to changes in value between the date the purchase or sale is fixed (the trade date) and the date metal is delivered or received (the settlement date). A-Mark seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. A-Mark’s policy is to remain substantially hedged as to its inventory position and its individual sale and purchase commitments. A-Mark’s management monitors its hedged exposure daily. However, there can be no assurance that these hedging activities will be adequate to protect the Company against commodity price risks associated with A-Mark’s business activities.
Furthermore, even if we are fully hedged as to any given position, there is the risk of default by our counterparties to the hedge. Any such default could have a material adverse effect on our financial position and results of operations.
Increased commodity pricing could limit the inventory that we are able to carry.
We maintain a large and varied inventory of precious metal products, including bullion and coins, in order to support our trading activities and provide our customers with superior service. The amount of inventory that we are able to carry is constrained by the borrowing limitations and working capital covenants under our credit facility. If commodity prices were to rise substantially, and we were unable to modify the terms of our credit facility to compensate for the increase, the quantity of product that we could finance, and hence maintain in our inventory, would fall. This would likely have a material adverse effect on our operations.
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
Risks Relating to Our Common Stock
Public company costs have increased our expenses and administrative burden, in particular in order to bring our Company into compliance with certain provisions of the Sarbanes Oxley Act of 2002.
As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. These increased costs and expenses may arise from various factors, including financial reporting costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002).
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
As a public company, we are required to document and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which requires annual management assessments of the effectiveness of our internal control over financial reporting.
We are required to implement standalone policies and procedures to comply with the requirements of Section 404. During the course of our testing of our internal controls and procedures, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are also important to the operation of our business. We also expect that the imposition of these regulations will increase our legal and financial compliance costs and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, then investors could lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, if we do not maintain effective internal controls, we may not be able to accurately report our financial information on a timely basis, which could harm the trading price of our common stock, impair our ability to raise additional capital, or jeopardize our continued listing on the NASDAQ Global Select Market or any other stock exchange on which common stock may be listed.
The Company has determined that it qualifies as a smaller reporting company as of December 31, 2014. As such, it is not categorized as an accelerated filer for the fiscal year ended June 30, 2015. Therefore, the Company is not required to obtain a report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting for that year. The Company will continue to be exempt from the requirement of obtaining such a report unless and until it meets the definition of an accelerated filer.
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
Mr. Manning, other former directors and officers of SGI, and SGI itself, on a secondary civil liability basis, are parties to the proceedings. The charges include a civil demand for substantial monetary damages.
We cannot predict the outcome of the proceedings, and we cannot assure you that the solvency of SGI could not be deemed to be affected by the proceedings.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters is located in Santa Monica, California and our trading desk operations are conducted from facilities in Santa Monica, California and Vienna, Austria. In July 2015, we opened our logistics fulfillment center in Las Vegas, Nevada. Below is a table summarizing the properties we occupied during the year ended June 30, 2015.

Location	Square Footage	Lease Term/Expiration
Santa Monica, California	7,100	April 2017
Las Vegas, Nevada	14,000	April 2020
Vienna, Austria	2,100	September 2016
On August 28, 2015, Logistics entered into an amendment to its lease agreement with the landlord of the Nevada facility to expand the leased premises by an additional approximately 3,600 square feet, resulting in total leased premises of approximately 17,600 square feet.

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
As of September 22, 2015, there were 646 registered stockholders of record of our common stock and the last reported sale price of our stock as reported by the NASDAQ Global Select Market was $11.48.
The following table sets forth the range of high and low closing prices for our common stock for each full quarterly period during fiscal 2015 and 2014, as reported by the NASDAQ Global Select Market. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2015		2014
Quarter	High	Low	High	Low
First	$12.04	$11.20	N/A	N/A
Second	$11.15	$9.44	N/A	N/A
Third	$10.74	$9.61	N/A	N/A
Fourth	$10.96	$10.08	$13.08	$10.87

Issuer Purchases of Equity Securities
None.
Dividend Policy
During year ended June 30, 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share. The first quarterly cash dividend was paid on March 20, 2015 to stockholders of record at the close of business on March 12, 2015. The second quarterly cash dividend was paid on May 25, 2015 to stockholders of record at the close of business on May 14, 2015.
During the year ended June 30, 2014, the Company declared and paid a $10.0 million cash dividend to its Former Parent, SGI.
A-Mark’s credit facility has certain restrictive financial covenants that require A-Mark to maintain a minimum tangible net worth (as defined) of $35.0 million. Our ability to continue to pay dividends could be limited as a result of this covenant.

Equity Compensation Plan Information
The following table provides information as of June 30, 2015, with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	328,415	(1)	$8.40	(2)	622,000	(3)
Equity compensation plans not approved by security holders(3)	—		—		—
Total	328,415		$8.40		622,000

_________________________________
(1)
Consists of stock options and restricted stock units granted by A-Mark to replace outstanding SGI stock options and restricted stock units in connection with the spinoff and options issued by A-Mark subsequent to the spinoff. The former SGI equity awards had been granted by SGI under its 2012 Stock Award and Incentive Plan (2012 Plan) and its 1997 Stock Incentive Plan, as amended (1997 Plan). The terms of the 2012 Plan and 1997 Plan governing equity awards generally apply to the replacement awards granted by A-Mark, but A-Mark was not and is not authorized to grant equity awards under those Plans other than the equity awards that directly replaced the former SGI equity awards.

(2)
Weighted average exercise price is calculated including RSUs, which for this purpose are treated as having an exercise price of zero. If calculated solely for options and stock appreciation rights that have an exercise price, the weighted average exercise price of outstanding options, warrants and rights at June 30, 2015 was $11.39.

(3)
These shares are available for future issuance under A-Mark's 2014 Stock Award and Incentive Plan (2014 Plan). All 2014 Plan shares are available for awards of stock options, stock appreciation rights, restricted stock units, restricted stock and other "full-value" awards.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995
This Annual Report on Form 10-K ("Form 10-K") contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Annual Report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-K.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes contained elsewhere in this Form 10-K. This discussion contains forward-

looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report, particularly in “Risk Factors.”
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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the respective years. Included in our analysis is a discussion of two performance metrics: (i) inventory turnover ratio and (ii) number of secured loans at year-end. Our inventory turnover ratio is a measure of how quickly inventory has moved during the past twelve months. The majority of the Company’s trading activities involve two day value trades that produce slim gross margin percentages. The inventory turnover ratio measures the efficiency of our trading activity and the liquidity of our inventory. The number of secured loans at year-end, together with the aggregate of secured loans outstanding, are indicators of the size of our finance lending business.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of June 30, 2015. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
In fiscal 2015, the Company formed a wholly-owned subsidiary, A-M Global Logistics, LLC, referred to as Logistics, which began operating the Company's logistics fulfillment center based in Las Vegas, Nevada in July 2015.

Our Strategy
The Company has grown from a small numismatics firm in 1965 to a significant participant in the bullion and coin markets, with approximately $6.0 billion in revenues for the year ended June 30, 2015. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, particularly in Europe, and the scope of complementary products and services that we offer to our customers. We intend to promote our growth by leveraging off of our existing, integrated operations; the depth of our customer relations; our access to market makers, suppliers and government mints and other mints; our trading offices in the U.S. and Europe, which are open 17 hours a day 5 days a week; our expansive precious metals dealer network; our depository relationships around the world; our knowledge of secured lending; our logistics capabilities; our trading expertise; and the quality and experience of our management team.
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
Gross profit is the difference between our revenues and the cost of our products. Since we quote prices based on the current commodity market prices for precious metals, we enter into a combination of forward and futures contracts to effect a hedge position equal to the underlying precious metal commodity value, which substantially represents inventory subject to price risk.  We enter into these derivative transactions solely for the purpose of hedging our inventory, and not for speculative purposes. Our gross profit includes the gains and losses resulting from these derivative instruments. However, the gains and losses on the derivative instruments are substantially offset by the gains and losses on the corresponding changes in the market value of our precious metals inventory. As a result, our results of operations generally are not materially impacted solely by changes in commodity prices.
Volatility also affects our gross profits. Greater volatility typically causes the trading spreads to widen resulting in an increase in the gross profit. Product supply constraints during extended periods of higher volatility has historically resulted in a heightening of wider trading spreads resulting in further improvement in the gross profit.
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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Years Ended June 30, 2015 and 2014
Consolidated Results of Operations
The operating results of our business for the years ended June 30, 2015 and 2014 are as follows:

in thousands, except per share data and performance metrics
Years Ended June 30,	2015			2014			$	%
	$		% of revenue	$		% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$6,070,234		100.000%	$5,979,354		100.000%	$90,880	1.5%
Gross profit	24,498		0.404%	27,441		0.459%	$(2,943)	(10.7)%
Selling, general and administrative expenses	(17,131)		(0.282)%	(15,570)		(0.261)%	$1,561	10.0%
Interest income	6,073		0.100%	5,592		0.094%	$481	8.6%
Interest expense	(4,311)		(0.071)%	(3,926)		(0.066)%	$385	9.8%
Unrealized gains (losses) on foreign exchange	19		—%	(6)		—%	$25	NM
Net income before provision for income taxes	9,148		0.151%	13,531		0.226%	$(4,383)	(32.4)%
Provision for income taxes	(2,097)		(0.035)%	(5,272)		(0.088)%	$(3,175)	(60.2)%
Net income	$7,051		0.116%	$8,259		0.138%	$(1,208)	(14.6)%

Per Share Data:
Basic	$1.01			$1.10	(1)		$(0.09)	(8.2)%
Diluted	$1.00			$1.09	(1)		$(0.09)	(8.3)%

Performance Metrics:
Inventory turnover ratio	32.9	(2)		35.2	(2)		(2.3)	(6.5)%
Number of secured loans at year end	346	(3)		128	(3)		218	170.3%

_________________________________

NM	Not meaningful.

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

(2)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(3)	Number of outstanding secured loans to customers at year end.

Revenues

Years Ended June 30,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$6,070,234	100.000%	$5,979,354	100.000%	$90,880	1.5%
Revenues for the year ended June 30, 2015 increased $90.9 million, or 1.5%, to $6.070 billion from $5.979 billion in 2014. Our revenues increased primarily due to an increase in the total number of silver ounces sold partially offset by a decrease in gold ounces sold during the year ended June 30, 2015 as compared to 2014. A factor constraining the increase in our revenues was the decrease in commodity prices; the average spot prices for gold declined 5.7% and average spot prices for silver declined 15.4% during the year ended June 30, 2015 as compared to 2014.
Gross Profit

Years Ended June 30,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$24,498	0.404%	$27,441	0.459%	$(2,943)	(10.7)%
Inventory turnover ratio	32.9		35.2		(2.3)	(6.5)%
Gross profit for the year ended June 30, 2015 decreased by $2.9 million, or 10.7%, to $24.5 million from $27.4 million in 2014. The Company’s profit margin decreased primarily due to lower premium spreads on the Company’s primary products, offset by higher sales volumes of our primary silver products, coupled with sales of higher margin value-added products. Our inventory turnover rate decreased by 6.5% to 32.9 from 35.2 as compared to 2014. This decrease in the inventory turnover rate was primarily due to an increase in the carry length associated with the Company’s development of foreign markets and the longer carry periods associated with higher margin value added products, which resulted in the Company carrying higher inventory levels in foreign and domestic locations at lower turnover rates, compared to 2014.
Selling, General and Administrative Expenses

Years Ended June 30,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(17,131)	(0.282)%	$(15,570)	(0.261)%	$1,561	10.0%
Selling, general and administrative expenses for the year ended June 30, 2015 increased $1.6 million, or 10.0%, to $17.1 million from $15.6 million in 2014. The increase is primarily due to the operational cost of a logistic center established to provide fulfillment services to our customers, administrative expenses associated with being a public company, including the addition of key personnel and legal and accounting fees and expenses.
In 2015, the Company expanded its logistics capabilities by relocating to a new facility in Las Vegas, Nevada. The Company began to receive and ship inventory from this facility shortly after June 30, 2015. The Company is proceeding with its plans to reduce the volume of business it does with third-party storage providers over the next twelve months.
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

Years Ended June 30,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$6,073	0.100%	$5,592	0.094%	$481	8.6%
Number of secured loans at year-end	346		128		218	170.3%
Interest income for the year ended June 30, 2015 increased $0.5 million, or 8.6%, to $6.1 million from $5.6 million in 2014. Interest income increased primarily due to an increase in the size of the CFC loan portfolio as well as improvement in certain A-Mark finance products. The improvement in the value of loans outstanding at CFC, which resulted in higher interest income, was due primarily to an increase in the number of CFC borrowers. The number of CFC borrowers increase by 170.3% to 346 from 128 in 2014. This 170.3% increase in the number of secured loans was primarily due to acquisitions of bullion based loan portfolios from a retail customer.
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

Years Ended June 30,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(4,311)	(0.071)%	$(3,926)	(0.066)%	$385	9.8%
Interest expense for the year ended June 30, 2015 increased $0.4 million, or 9.8% to $4.3 million from $3.9 million in 2014. The increase was related primarily to usage of our lines of credit. We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. We utilize our lines of credit extensively for working capital requirements.
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

Years Ended June 30,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	(2,097)	(0.035)%	(5,272)	(0.088)%	(3,175)	(60.2)%
Our provision for income taxes was $2.1 million and $5.3 million for the years ended June 30, 2015 and 2014, respectively. Our effective tax rate was approximately 22.9% and 39.0% for the years ended June 30, 2015 and 2014, respectively. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items and state taxes. In addition, during the fiscal year ended June 30, 2015 the Company's effective tax rate was decreased due to a benefit received under the tax separation agreement with the former parent.

LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of June 30, 2015, approximately 92% of our assets consisted of cash, customer receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.

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
We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements, and draw upon and pays down its lines of credit so as to minimize interest expense.
Lines of Credit

in thousands
	June 30, 2015	June 30, 2014	June 30, 2015 Compared to June 30, 2014
Lines of credit	$147,000	$135,200	$11,800
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit up to the maximum of the credit facility. All lenders have a perfected, first security interest in all assets of the Company presented as collateral. Loan advances will be available against a borrowing base report of eligible assets in accordance with the inter-creditor agreement currently in place. Pledged collateral comprises assigned and confirmed inventory, trade receivable, trade advances, derivatives, equity and pledged non bullion and bullion loans.
As of June 30, 2015, the maximum of the Trading Credit Facility was $230.0 million. The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.19% and 0.15% as of June 30, 2015 and June 30, 2014, respectively. Borrowings are due on demand and totaled $147.0 million and $135.2 million at June 30, 2015 and at June 30, 2014, respectively. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the Trading Credit Facility and lender approval of the revised borrowing base calculation.  The amounts available under the Trading Credit Facility are determined at the end of each week following a specified borrowing base formula.  The amounts available under the Trading Credit Facility after taking into consideration current borrowings, based upon the latest approved borrowing bases in effect, totaled $20.9 million and $14.4 million at June 30, 2015 and June 30, 2014, respectively.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company to maintain a minimum tangible net worth. In connection with the new line effective September 12, 2014, the minimum tangible net worth financial covenant under the Trading Credit Facility was increased from $25.0 million to $35.0 million. The Company is in compliance with all restrictive financial covenants as of June 30, 2015. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions. Each lender has the right to cancel its credit line upon written notice.
Through October 8, 2014, the Trading Credit Facility contained a sub-facility that the Company and SGI (a related party) could draw upon. Amounts available for borrowing under this sub-facility as of June 30, 2015 and June 30, 2014 were $0.0 million and $3.3 million, respectively. On October 8, 2014, SGI paid off its obligations under the sub-facility in full utilizing funds drawn from its line of credit with CFC, and SGI no longer has any right to draw upon the sub-facility (see Note 11).
Effective July 8, 2015, at the request of the Company, one of six institutional participants in the Company's Trading Credit Facility terminated its credit demand line of $40.0 million. Effective July 10, 2015, the Company obtained a permanent increase in its demand Trading Credit Facility through an increase of the credit demand line of one of five remaining institutional participants from $35.0 million to $45.0 million. Effective September 11, 2015, the Company obtained a permanent increase in its demand Trading Credit Facility through an increase of the credit demand line of another institutional participant from $35.0 million to $40.0 million. As a result, the aggregate line available to the Company under the facility at September 24, 2015 is $205.0 million.

Liability on Borrowed Metals

in thousands
	June 30, 2015	June 30, 2014	June 30, 2015 Compared to June 30, 2014
Liability on borrowed metals	$9,500	$8,709	$791
We borrow precious metals from our suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $9.5 million and $8.7 million at June 30, 2015 and at June 30, 2014, respectively.
Product Financing Agreement

in thousands
	June 30, 2015	June 30, 2014	June 30, 2015 Compared to June 30, 2014
Product financing agreement	$39,425	$24,610	$14,815
The Company has an agreement with a financial institution (a third party) that allows the Company to transfer its gold and silver inventory at a fixed price to this third party. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangement and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of sales. Such obligation totaled $39.4 million and $24.6 million as of June 30, 2015 and June 30, 2014, respectively.
Secured Loans

in thousands
	June 30, 2015	June 30, 2014	June 30, 2015 Compared to June 30, 2014
Secured loans	$49,316	$41,261	$8,055
The Company is a California license finance lender that makes and acquires commercial loans secured by numismatic and semi-numismatic coins and bullion that affords our customers a convenient means of financing their inventory or collections.  Predominantly, most of the Company's secured loans are short-term in nature and do not represent a long term obligation of the Company.  The renewal of these instruments is at the discretion of the Company and, as such, provides us with some flexibility in regards to our capital deployment strategies.
Subsequent to fiscal 2015, on July 23, 2015, CFC, a wholly owned subsidiary, entered into a loan agreement and related documents with Stack's Bowers Numismatics, LLC, a related party, providing a secured line of credit in the maximum principal amount of up to $2.5 million, bearing interest at a competitive rate per annum, which is at an interest rate within the range of rates CFC charges its non-related parties. The amount of the initial draw was $1.8 million, which has subsequently been partially repaid. The loan is secured by numismatic and semi-numismatic products.
Dividends

in thousands
	June 30, 2015	June 30, 2014	June 30, 2015 Compared to June 30, 2014
Dividends, declared	$698	$10,000	$(9,302)
In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share. Two quarterly dividends of $0.05 per common share were paid by the Company in fiscal 2015. On September 11, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per common share to stockholders of record at the close of business on September 24, 2015, which is scheduled to be paid on October 5, 2015.
In fiscal 2014, the dividends that were declared and paid prior to the spinoff were payable to SGI, our Former Parent.
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
The following summarizes components of our consolidated statements of cash flows for the years ended June 30, 2015 and 2014:

in thousands
June 30,	2015	2014	2015 Compared to 2014
Net cash used in operating activities	$(3,905)	$(16,745)	12,840
Net cash used in investing activities	$(14,178)	$(5,632)	(8,546)
Net cash provided by financing activities	$25,817	$14,005	11,812
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash used in operating activities
Operating activities used $3.9 million and used $16.7 million in cash for the years ended June 30, 2015 and 2014, respectively, representing a decrease of $12.8 million in the use of cash compared to year ended June 30, 2014. This period over period increase in the of source of funds in operating activities was primarily due to change in net income, and changes in the balances of accounts receivables, and liabilities on borrowed metals, offset by changes in the balances of inventory, income tax receivable, income tax payable, deferred taxes.
Net cash used in investing activities
Investing activities used $14.2 million and used $5.6 million in cash for the years ended June 30, 2015 and 2014, respectively, representing an increase of $8.5 million in the use of cash compared to year ended June 30, 2014. This period over period increase is the result of the change in balance of secured loans of $6.3 million that was primarily due to the acquisitions of loan portfolios, and due to the change in the balance of our investments of $1.5 million.
Net cash provided by financing activities
Financing activities provided $25.8 million and provided $14.0 million in cash for the years ended June 30, 2015 and 2014, respectively, representing an increase of $11.8 million in the source of cash compared to year ended June 30, 2014. This period over period increase in the source of funds provided by financing activities was primarily due to changes in the balance of product financing arrangements of $28.8 million, and in dividends paid of $9.3 million, offset by the change in the balance of our lines of credit of $28.4 million
CAPITAL RESOURCES
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
Commodities Risk and Derivatives
We use a variety of strategies to manage our risk including fluctuations in commodity prices for precious metals. See Note 12 in the accompanying consolidated financial statements. Our inventories consist of, and our trading activities involve, precious metals and precious metal products, whose prices are linked to the corresponding precious metals prices. Inventories purchased or borrowed by us are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at June 30, 2015 are scheduled to settle within 30 days.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 4, 8 and 12 to the accompanying consolidated financial statements.) Gains or losses resulting from the termination of hedge contracts are reported as cost of sales. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the consolidated statements of income.

Net gains (losses) on derivative instruments in the consolidated statements of income totaled $(52.8) million and $(23.1) million for the years ended June 30, 2015 and 2014, respectively (see Note 12.)

The following table summarizes the results of our hedging activities as follows at June 30, 2015 and at June 30, 2014, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk:

	June 30, 2015	June 30, 2014
Inventory	$191,501	$175,554
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(1,518)	(2,564)
Premium on metals position	(3,255)	(3,285)
Inventory value not hedged	(4,773)	(5,849)

Subtotal	186,728	169,705
Commitments at market:
Open inventory purchase commitments	444,023	489,944
Open inventory sales commitments	(249,081)	(190,108)
Margin sale commitments	(12,430)	(15,751)
In-transit inventory no longer subject to market risk	(13,807)	(4,522)
Unhedgable premiums on open commitment positions	528	1,694
Inventory borrowed from suppliers	(9,500)	(8,709)
Product financing obligation	(39,425)	(24,610)
Advances on industrial metals	3,340	8,813
Inventory subject to price risk	310,376	426,456

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	202,323	206,055
Precious metals futures contracts at market values	107,993	220,984
Total market value of derivative financial instruments	310,316	427,039

Net inventory subject to commodity price risk	$60	$(583)

We are exposed to the risk of default of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At June 30, 2015, we believe our risk of counterparty default is mitigated based on our evaluation, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2015 and June 30, 2014, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	June 30, 2015	June 30, 2014
Purchase commitments	$444,023	$489,944
Sales commitments	$(249,081)	$(190,108)
Margin sale commitments	$(12,430)	$(15,751)
Open forward contracts	$202,323	$206,055
Open futures contracts	$107,993	$220,984
Foreign exchange forward contracts	$6,242	$2,684

The notional amounts of the commodity forward and futures contracts and the open sales and purchase orders, as shown in the table above, are not reflected at the notional amounts in the consolidated balance sheets. The Company records commodity forward and futures contracts at the fair value, which is the difference between the market price of the underlying metal or contract measured on the reporting date and at fair value of trade amount measured on the date the contract was transacted. The fair value of the open derivative contracts are shown as a component of receivables or payables in the accompanying consolidated balance sheets (see Note 4 and Note 8.)
The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory position, including our open sale and purchase commitments (see Note 12). The Company records the derivatives at the trade date, and the corresponding unrealized gains or losses are shown as a component of cost of sales in the consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled.
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
Our significant accounting policies are discussed in Note 1 and Note 2, Description of Business and Summary of Significant Accounting Policies, respectively, of the Notes to the accompanying consolidated financial statements that are included in Item 8, Financial Statements, of this Annual Report. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
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
We account for our metals and sales contracts using settlement date accounting. Pursuant to such accounting, we recognize the sales or purchases of the metals at the settlement date. During the period between trade and settlement dates, we have essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the of the Accounting Standards Codification ("ASC".). We record the derivatives at the trade date; the fair value of the open derivative contracts are shown as a component of receivables or payables in the accompanying consolidated balance sheets. The corresponding unrealized gains or losses are shown as a component of cost of sales in the consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. Sales which are physically settled are recognized at the gross amount in the consolidated statements of income.
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
The Company’s inventories, except for certain lower of cost or market basis products (as described below), are subsequently recorded at their fair market values. The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the consolidated statements of income.
As of June 30, 2015 and June 30, 2014, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(3.9) million and $3.8 million, respectively. The premium component of market value included in the inventories as of June 30, 2015 and June 30, 2014 totaled $3.3 million and $3.3 million, respectively.
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Additionally, neither the commemorative coin inventory nor the premium component of our inventory is hedged. As of June 30, 2015 and June 30, 2014, our commemorative coin inventory totaled $1.5 million and $2.6 million, respectively.
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the consolidated balance sheets and totaled $9.5 million and $8.7 million as of June 30, 2015 and June 30, 2014, respectively. The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 12.)
Inventory includes amounts for obligations under product financing agreement. A-Mark entered into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to A-Mark at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligation totaled $39.4 million and $24.6 million as of June 30, 2015 and June 30, 2014, respectively.
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of June 30, 2015 and June 30, 2014 totaled $5.6 million and $11.1 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements are collateralized for benefit of the Company.
The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2015 and June 30, 2014, included within inventory is $49.1 million and $27.7 million of precious metals products subject to repurchase.
Goodwill and Other Purchased Intangible Assets
We evaluate goodwill and other indefinite life intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite life intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. We may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, a two-step impairment test is performed. This first step in this test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. In accordance with ASU No. 2011-08, we performed a qualitative assessment on our goodwill, totaling $4.9 million, and determined no impairment was necessary as of June 30, 2015.
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
We account for uncertainty in income taxes under the provisions of Topic 740 of the ASC. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the consolidated statements of income. Please refer to Note 9 to the accompanying consolidated financial statements for further discussion regarding these provisions.
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

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The financial statements were prepared by management, which is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.
The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2015 based on criteria in Internal Control –Integrated Framework issued by the COSO.
Grant Thornton LLP, independent registered public accounting firm, has audited the financial statements of the Company as of June 30, 2015. Under Rule 12b-2 and Section 404 of the Sarbanes-Oxley Act, the Company is not required to provide an attestation report from a registered public accounting firm of its internal control over financial reporting for as of June 30, 2015.
 A-Mark Precious Metals, Inc.

September 24, 2015

The Board of Directors and Stockholders'
A-Mark Precious Metals, Inc.

We have audited the accompanying consolidated balance sheet of A-Mark Precious Metals, Inc. and subsidiaries (collectively, the “Company”), as of June 30, 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A-Mark Precious Metals, Inc. and subsidiaries as of June 30, 2015 and the results of their operations and their cash flows for the year ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

September 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
A-Mark Precious Metals, Inc.
Santa Monica, California

We have audited the accompanying consolidated balance sheet of A-Mark Precious Metals, Inc. as of June 30, 2014 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A-Mark Precious Metals, Inc. at June 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Costa Mesa, California

September 26, 2014

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

June 30,	2015	2014

ASSETS
Current assets:
Cash	$20,927	$13,193
Receivables, net	90,055	102,824

Inventories:
Inventories	152,076	150,944
Restricted inventories	39,425	24,610
	191,501	175,554

Income taxes receivable	7,846	—
Income taxes receivable from Former Parent	1,095	3,139
Prepaid expenses and other assets	1,202	613
Total current assets	312,626	295,323

Property and equipment, net	2,850	1,678
Goodwill	4,884	4,884
Intangibles, net	2,369	2,753
Long-term receivables	650	—
Long-term investments	2,500	500
Deferred tax assets - non-current	23	—
Total assets	$325,902	$305,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$147,000	$135,200
Liability on borrowed metals	9,500	8,709
Product financing arrangement	39,425	24,610
Accounts payable	68,536	77,426
Accrued liabilities	5,330	6,070
Income taxes payable	—	2,178
Deferred tax liability - current	149	1,456
Total current liabilities	269,940	255,649
Deferred tax liabilities	—	33
Total liabilities	269,940	255,682

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of June 30, 2015 and June 30, 2014	—	—
Common Stock, par value $0.01; 40,000,000 authorized; 6,973,549 and 6,962,742 issued and outstanding as of June 30, 2015 and June 30, 2014, respectively	70	70
Additional paid-in capital	22,470	22,317
Accumulated other comprehensive income	—	—
Retaining earnings	33,422	27,069
Total stockholders’ equity	55,962	49,456
Total liabilities and stockholders’ equity	$325,902	$305,138

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)

Years Ended June 30,	2015	2014
Revenues	$6,070,234	$5,979,354
Cost of sales	6,045,736	5,951,913
Gross profit	24,498	27,441

Selling, general and administrative expenses	(17,131)	(15,570)
Interest income	6,073	5,592
Interest expense	(4,311)	(3,926)
Unrealized gains (losses) on foreign exchange	19	(6)
Net income before provision for income taxes	9,148	13,531
Provision for income taxes	(2,097)	(5,272)
Net income	$7,051	$8,259

Basic and diluted income per share:
Basic - net income	$1.01	$1.10
Diluted - net income	$1.00	$1.09
Weighted average shares outstanding:
Basic	6,962,800	7,530,300
Diluted	7,062,600	7,590,400

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, June 30, 2013	7,402,664	74	24,370	28,810	53,254
Net income	—	—	—	8,259	8,259
Share-based compensation	—	—	194	—	194
Release of restricted stock units	15,582	—	—	—	—
Repurchase and retirement of restricted stock units for payroll taxes	(4,549)	—	(53)	—	(53)
Cancellation of shares by Former Parent	(71,922)	—	—	—	—
Repurchase common stock	(379,033)	(4)	(2,194)	—	(2,198)
Dividends declared	—	—	—	(10,000)	(10,000)
Balance, June 30, 2014	6,962,742	$70	$22,317	$27,069	$49,456
Net income	—	—	—	7,051	7,051
Share-based compensation	—	—	253	—	253
Release of restricted stock units	20,377	—	—	—	—
Repurchase and retirement of restricted stock units for payroll taxes	(9,570)	—	(100)	—	(100)
Dividends declared	—	—	—	(698)	(698)
Balance, June 30, 2015	6,973,549	$70	$22,470	$33,422	$55,962

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

Years Ended June 30,	2015	2014
Cash flows from operating activities:
Net Income	$7,051	$8,259
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	895	934
Deferred income taxes	(1,364)	6,930
Interest added to principal of secured loans	(212)	(476)
Share-based compensation	253	194
Loss on sale of property and equipment	41	—
Changes in assets and liabilities:
Receivables	20,224	14,282
Secured loans to Former Parent	2,562	(2,562)
Income tax receivable	(7,846)	—
Inventories	(15,947)	(13,176)
Prepaid expenses and other current assets	(589)	(126)
Accounts payable	(8,890)	(8,584)
Liabilities on borrowed metals	791	(11,408)
Accrued liabilities	(740)	(531)
Receivable from/ payables to Former Parent	2,044	(12,659)
Income taxes payable	(2,178)	2,178
Net cash used in operating activities	(3,905)	(16,745)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,784)	(1,011)
Proceeds from the sale of property and equipment	60	—
Purchase of cost method investment	(2,000)	(500)
Secured loans, net	(10,454)	(4,121)
Net cash used in investing activities	(14,178)	(5,632)
Cash flows from financing activities:
Product financing arrangement, net	14,815	(13,944)
Dividends paid	(698)	(10,000)
Borrowings under lines of credit, net	11,800	40,200
Retirement of repurchased Afinsa and Auctentia common stock and interest in A-Mark Precious Metals, Inc.	—	(2,198)
Repurchase and retirement of restricted stock for payroll taxes	(100)	(53)
Net cash provided by financing activities	25,817	14,005

Net increase (decrease) in cash and cash equivalents	7,734	(8,372)
Cash and cash equivalents, beginning of period	13,193	21,565
Cash and cash equivalents, end of period	$20,927	$13,193

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$4,141	$3,908
Income taxes	$12,883	$7,667
Non-cash investing and financing activities:
Interest added to principal of secured loans	$212	$476
Secured loans received in satisfaction of customer receivable	$—	$12,800

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
Through its wholly owned subsidiary, Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, the Company offers loans on precious metals, rare coins and other collectibles collateral to coin dealers, collectors and investors. Through its wholly owned subsidiary, A-Mark Trading AG (“AMTAG”), the Company promotes A-Mark bullion products throughout the European continent. Transcontinental Depository Services (“TDS”), also a wholly owned subsidiary of the Company, offers worldwide storage solutions to institutions, dealers and consumers.
The Company recently formed a wholly-owned subsidiary, A-M Global Logistics, LLC ("Logistics"), which operates the Company's logistics fulfillment center based in Las Vegas, Nevada. Logistics provides our customers an array of complementary services, including storage, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis.
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
These consolidated financial statements include the accounts of A-Mark, and its wholly owned subsidiaries, CFC, AMTAG, Logistics and TDS (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated statements of income include all revenues and costs attributable to the Company's operations, including costs for certain functions and services performed by SGI and directly charged or allocated based on usage or other systematic methods. The allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Company's operations had been operated as a separate stand-alone entity. Allocations for inter-company shared service expense are made on a reasonable basis to approximate market costs for such services; these allocations are only applicable for periods prior to the spinoff. Management believes the allocation methods are reasonable.
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
Assets that potentially subject the Company to concentrations of credit risk consist principally of receivables, loans of inventory to customers, and inventory hedging transactions. Concentration of credit risk with respect to receivables is limited due to the large number of customers composing the Company's customer base, the geographic dispersion of the customers, and the collateralization of substantially all receivable balances. Based on an assessment of credit risk, the Company typically grants collateralized credit to its customers. The Company enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with credit worthy financial institutions. Credit risk with respect to loans of inventory to customers is minimal; substantially all inventories loaned under consignment arrangements are collateralized for the benefit of the Company. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions.
Foreign Currency
The functional currency of the Company is the United States dollar ("USD"). Also, the functional currency of the Company's wholly-owned foreign subsidiary, AMTAG, is USD, but it maintains its books of record in Euros. The Company remeasures the financial statements of AMTAG into USD. The remeasurement of local currency amounts into USD creates remeasurement gains and losses, which are included in the consolidated statements of income.
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
The Company’s inventories, except for certain lower of cost or market basis products (as discussed below), are subsequently recorded at their fair market values, that is, "marked-to-market". The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the consolidated statements of income.
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Neither the commemorative coin inventory nor the premium component of our inventory is hedged (see Note 5.)
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
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the Accounting Standards Codification ("ASC".) Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. As of June 30, 2015 and June 30, 2014, the Company had no impairments.
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

Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of June 30, 2015 and June 30, 2014, management concluded that an impairment write-down was not required.
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
On February 18, 2014, the Company purchased 2.5% of issued and outstanding Class A common stock of a nonpublic company, who is a customer of A-Mark, for $0.5 million. On September 19, 2014, the Company entered into an agreement with a separate nonpublic company, also a customer of A-Mark, to purchase up to 9% of its issued and outstanding common stock, on a fully diluted basis, in two tranches, for an aggregate purchase price of $2.0 million. The closing of the first tranche of the second transaction, for 5% of the retailer's issued and outstanding common stock at a purchase price equal to $1.1 million, took place on September 19, 2014. The closing of the second tranche of the second transaction, for 4% of this company's issued and outstanding common stock took place on April 1, 2015, at a purchase price equal to $0.9 million.
In connection with both transactions, the Company entered into exclusive supplier agreements, pursuant to which the customers will purchase all bullion products required for their respective businesses exclusively from A-Mark for a period of 5.0 years and 3.0 years, respectively (subject to renewal and earlier termination under certain circumstances). In the case of the second transaction, A-Mark will continue to provide fulfillment services to this customer under the terms of a previously existing fulfillment agreement. The Company initially had the right to appoint, and did appoint, a board member to each customer's boards of directors. During the fourth quarter of fiscal 2015, the operative agreements were amended to provide that the Company has the right instead to designate a board observer, who is entitled to attend, in a nonvoting observer capacity, all meetings of each company's board of directors and all committees thereof. Also during the fourth quarter of fiscal 2015, the Company's former board designee resigned as a member of both boards of directors.
As of June 30, 2015, the aggregate carrying amount of the Company’s cost-method investments was $2.5 million. There were no identifiable events or changes in circumstances that may have had a significant adverse effect on the fair value. As a result, no impairment loss was recorded, nor were any dividends received during the years ended June 30, 2015 and 2014.
As of June 30, 2015, the aggregate balance of payables due to and the aggregate balance of receivables due from these entities totaled $21.7 million and $22.1 million, respectively. Included in the receivable balance at June 30, 2015 was a $0.9 million secured loan, of which $0.7 million is presented on the consolidated balance sheet as long-term receivables. As of June 30, 2014, the aggregate balance of payables due to and the aggregate balance of receivables due from these entities totaled $3.5 million and $2.6 million, respectively. There was no secured loan balance with these entities at June 30, 2014.
For the year ended June 30, 2015 the Company had aggregate sales of $485.5 million and aggregate purchases of $0.9 million, respectively, with these entities. For the year ended June 30, 2014 the Company had aggregate sales of $220.7 million and aggregate purchases of $2.0 million, respectively, with these entities.
Fair Value Measurement
The Fair Value Measurements and Disclosures Topic 820 of the ASC ("ASC 820"), creates a single definition of fair value for financial reporting. The rules associated with ASC 820 state that valuation techniques consistent with the market approach, income approach and/or cost approach should be used to estimate fair value. Selection of a valuation technique, or multiple valuation techniques, depends on the nature of the asset or liability being valued, as well as the availability of data (see Note 3.)
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
Interest Income
The Company uses the effective interest method to recognize interest income on its secured loans and secured financing transactions. For these arrangements, the Company maintains a security interest in the precious metals and records interest income over the terms of the receivable. Recognition of interest income is suspended and the loan is placed on non-accrual status when management determines that collection of future interest income is not probable. The interest income accrual is resumed, and previously suspended interest income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income (see Note 4.)
Interest Expense
The Company incurs interest expense and related fees as a result of usage under its lines of credit, product financing arrangements and liability on borrowed metals.
The Company incurs interest expense based on usage under its Trading Credit Facility recording interest expense using the effective interest method.
The Company incurs financing fees (classified as interest expense) as a result of its product financing arrangements for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. During the term of this type of financing agreement, a third party finance company holds the Company's inventory as collateral, with the intent to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in Product Financing Arrangements Topic 470-40 of the ASC. The third party charges a monthly fee as percentage of the market value of the outstanding obligation. In addition, the Company incurs a financing fee related to custodial storage facility charges related to the transferred collateral inventory; this collateral is classified as restricted inventory on our consolidated balance sheets.
Additionally, the Company incurs interest expense when we borrow precious metals from our suppliers under short-term arrangements, which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. This liability is reflected in the consolidated balance sheet as liability on borrowed metals.
Derivative Instruments
The Company’s inventory consists of precious metals products, and for which the Company regularly enters into commitment transactions to purchase and sell its precious metal products. The value of our inventory and these commitments is intimately linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only major credit worthy financial institutions. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions. Notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity (see in Note 12).
Commodity futures and forward contract transactions are recorded at fair value on the trade date. The difference between the original contract value and the market value of the open futures and forward contracts are reflected in receivables or payables in the consolidated balance sheet at fair value (see Note 4 and Note 8.)
The Company records the change between market value and trade value of the underlying open commodity contracts as a derivative asset or liability, and the Company correspondingly records the related unrealized gains or losses. The change in unrealized gain (loss) on open commodity contracts from one period to the next is reflected in net gain (loss) on derivative instruments. These unrealized gains and losses are included as a component of cost of sales on the consolidated statements of income. Gains or losses resulting from the termination of commodity contracts are reported as realized gains or losses on commodity contracts, which is recorded as a component of cost of sales on the consolidated statement of income.

The Company enters into derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the consolidated statements of income (see Note 12.)
Advertising
Advertising costs are expensed as incurred, and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising expense was $0.6 million and $0.8 million, respectively, for the years ended June 30, 2015 and 2014.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the consolidated statements of income. Shipping and handling costs incurred totaled $7.0 million and $5.7 million, respectively, for the years ended June 30, 2015 and 2014.
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
Prior to the Distribution, the Company’s Board of Directors ("Board") adopted and the Company's shareholders approved the 2014 Stock Award and Incentive Plan ("2014 Plan"). Under the 2014 Plan, the Company may grant options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of the Company's stock (see Note 14.)
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
The Company accounts for uncertainty in income taxes under the provisions of ASC 740. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the consolidated statements of income. Please refer to Note 9 for further discussion regarding these provisions.
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
The Company's consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the Distribution rather than a member of the Former Parent's consolidated income tax return group. Following the Distribution, the Company files federal and state income tax filings that are separate from the Former Parent's tax filings. The Company recognizes current and deferred income taxes as a separate taxpayer for periods ending after the date of Distribution.
Income taxes receivable from Former Parent reflects balances due from the Former Parent for the Company's share of the income tax assets of the group, net of amounts related to federal and state jurisdictions due to taxable income generated as if the Company were a separate taxpaying entity prior to the Distribution.
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

A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. There is no dilutive effect of SARs, as such obligations are not settled and were out of the money for the years ended June 30, 2015 and 2014.

in thousands
Years Ended June 30,	2015	2014(2)
Basic weighted average shares outstanding (1)	6,963	7,530
Effect of common stock equivalents — stock issuable under outstanding equity awards	100	60
Diluted weighted average shares outstanding	7,063	7,590

_________________________________
(1)	Basic weighted average shares outstanding include the effect of vested but unissued restricted stock grants.
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

Recent Accounting Pronouncements
In February 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015, which will be our fiscal year 2017 (or July 1, 2016). We are still evaluating what impact, if any, this ASU will have on the Company’s consolidated financial position, results of operations or cash flows.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new standard is effective for the Company beginning July 1, 2018, including interim periods within that reporting period. The FASB also decided that companies could choose to adopt the new standard one year earlier which would have been the original effective date. The new standard is required to be applied retrospectively. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

3.    ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2015 and June 30, 2014.

in thousands
June 30,	2015		2014
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$20,927	$20,927	$13,193	$13,193
Receivables, advances receivables and secured loans	79,341	79,341	80,640	80,640
Derivative assets - open sale and purchase commitments, net, included in receivable	1,722	1,722	22,170	22,170
Derivative assets - futures contracts included in receivables	5,363	5,363	—	—
Derivative assets - forward contracts included in receivables	4,279	4,279	14	14
Income taxes receivable from Former Parent	1,095	1,095	3,139	3,139
Financial liabilities:
Lines of credit	$147,000	$147,000	$135,200	$135,200
Liability for borrowed metals	9,500	9,500	8,709	8,709
Product financing obligation	39,425	39,425	24,610	24,610
Derivative liabilities - open sale and purchase commitments, net, included in payables	10,989	10,989	848	848
Derivative liabilities - futures contracts included in payables	—	—	8,078	8,078
Derivative liabilities - forward contracts included in payables	—	—	14,873	14,873
Accounts payable, margin accounts, advances and other payables	57,547	57,547	53,627	53,627
Accrued liabilities	5,330	5,330	6,070	6,070
The fair values of the financial instruments shown in the above table as of June 30, 2015 and June 30, 2014 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.
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
Derivatives. Futures contracts, forward contracts and open sale and purchase commitments are valued at their fair values, based on the difference between the quoted market price and the contractual price (i.e., intrinsic value,) and are included within Level 1 of the valuation hierarchy.
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
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and June 30, 2014 aggregated by the level in the fair value hierarchy within which the measurements fall:

	June 30, 2015
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Inventory (1)	$189,983	$—	$—	$189,983
Derivative assets — open sale and purchase commitments, net	1,722	—	—	1,722
Derivative assets — futures contracts	5,363	—	—	5,363
Derivative assets — forward contracts	4,279	—	—	4,279
Total assets valued at fair value	$201,347	$—	$—	$201,347
Liabilities:
Liability on borrowed metals	$9,500	$—	$—	$9,500
Product financing arrangement	39,425	—	—	39,425
Liability on margin accounts	6,908	—	—	6,908
Derivative liabilities — open sales and purchase commitments, net	10,989	—	—	10,989
Total liabilities, valued at fair value	$66,822	$—	$—	$66,822
____________________
(1) Commemorative coin inventory totaling $1.5 million is held at lower of cost or market and is thus excluded from this table.

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
There were no transfers in or out of Level 2 or 3 during the years ended June 30, 2015 and 2014.
Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only under certain circumstances. These include cost method investments that are written down to fair value when their declines are determined to be other-than-temporary, and long-lived assets or goodwill that are written down to fair value when they are held for sale or determined to be impaired.
Company uses level-three inputs to measure the fair value of its cost method investments on a non-recurring basis. The Company's investments in ownership interests in noncontrolled entities do not have readily determinable fair values and were recorded at cost, $2.5 million, in aggregate. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the materiality of the instruments to the Company. There were no gains or losses recognized in earnings associated with the Company's ownership interests in these noncontrolled entities during the years ended June 30, 2015 and 2014.
Company uses level-three inputs to measure the fair value of goodwill and other intangibles on a non-recurring basis. These assets are measured at cost and are written down to fair value on the annual measurement dates or on the date of a triggering event, if impaired. As of June 30, 2015, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the years ended June 30, 2015 and 2014.

4.	RECEIVABLES
Receivables and secured loans consist of the following as of June 30, 2015 and June 30, 2014:

in thousands
June 30,	2015	2014

Customer trade receivables	$11,835	$1,744
Wholesale trade advances	12,164	4,586
Due from brokers	6,056	33,079
Subtotal	30,055	39,409
Secured loans	48,666	41,261
Secured loans (long-term portion)	650	—
Subtotal	79,371	80,670
Less: allowance for doubtful accounts	(30)	(30)
Subtotal	79,341	80,640
Derivative assets — open sale and purchase commitments, net	1,722	22,170
Derivative assets — futures contracts	5,363	—
Derivative assets — forward contracts	4,279	14
Receivables, net	$90,705	$102,824

Customer trade receivables. Customer trade receivables represent short-term, non-interest bearing amounts due from precious metal sales and are secured by the related precious metals stored with the Company, a letter of credit issued on behalf of the customer, or other secured interests in assets of the customer.

Wholesale trade advances. Wholesale trade advances represent advances of various bullion products and cash advances to customers. Typically, these advances are: unsecured, short-term, and non-interest bearing, which are made to wholesale metals dealers and government mints.

Due from brokers. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts (see Note 12).

Secured loans - originated: Secured loans include short-term loans, which include a combination of on-demand lines and short term facilities, and long-term loans that are made to our customers (i.e., originated secured loans). These loans are fully secured by the customers' assets, that include bullion, numismatic and semi-numismatic material, which are typically held in safekeeping by TDS or CFC, wholly owned subsidiaries of the Company.

Secured loans - acquired: Secured loans also include short-term loans, which include a combination of on-demand lines and short term facilities, that are acquired from our customers. These loans are fully secured by the customers' assets, that include bullion, numismatic and semi-numismatic material, which are held in safekeeping by TDS or CFC, which are wholly owned subsidiaries of the Company.
Below is a summary of the carrying-value of our secured loans as of June 30, 2015 and June 30, 2014:

in thousands
June 30,	2015	2014

Secured loans originated	$36,778	$32,577
Secured loans originated - with a related party	—	2,562
	36,778	35,139
Secured loans acquired	12,538	6,122
Secured loans, total	$49,316	$41,261

As of June 30, 2015 and June 30, 2014, our secured loans carried weighted-average effective interest rates of 8.5% and 7.9%, respectively, and mature in periods generally ranging from on-demand to two years.

Below is a summary of the significant secured loans that were modified, assumed or acquired and the financial effects of those agreements.

Arrangements with Customer

•
On September 27, 2013, CFC assumed the rights from a borrower/customer to a portfolio of short-term loan receivables totaling $12.8 million for $0.4 million and the satisfaction of an existing outstanding loan, totaling $12.8 million, which was owed to CFC. This transaction resulted in the assignment of the borrower/customer's portfolio of loan receivables to CFC, which are collateralized by the underlying precious metal product of the customers of the borrower/customer. The loan premium is amortized ratably as the loan is paid off. The loans are due on demand with the option to extend maturities for 180 days. As of June 30, 2015, the aggregate carrying value of this loan portfolio was $2.1 million and the aggregate loan premium was $0.1 million, related to this transaction. As of June 30, 2014, the aggregate carrying value of this loan portfolio was $5.8 million and the aggregate loan premium was $0.3 million.

•
On June 5, 2014, CFC assumed the rights to an additional portfolio of short-term loan receivables totaling $3.8 million for the aggregate principal amount of the loan portfolio. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. The customer had retained certain rights to repurchase these loans at a price equal to the then-outstanding principal balance, plus accrued and unpaid interest, but this repurchase right was subsequently rescinded in an amendment entered into in fiscal 2015. Additionally, the customer retains the responsibility for the servicing and administration of the loans. As a result of the terms of this arrangement, the Company reflects this transaction as a financing arrangement with the customer, secured by the portfolio of short-term loan receivables, which is collateralized by precious metal products. As of June 30, 2015 and June 30, 2014, the aggregate carrying value of this loan portfolio was $0.9 million and $3.8 million, respectively.

•
On July 1, 2014, CFC assumed the rights to an additional portfolio of short-term loan receivables totaling $3.7 million for the aggregate principal amount of the loan portfolio. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. Additionally, the customer retains the responsibility for the servicing and administration of the loans. As of June 30, 2015, the aggregate carrying value of this loan portfolio was $1.6 million.

•
On January 23, 2015, CFC assumed the rights to an additional portfolio of short-term loan receivables totaling $3.1 million for the aggregate principal amount of the loan portfolio. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. Additionally, the customer retains the responsibility for the servicing and administration of the loans. As of June 30, 2015, the aggregate carrying value of this loan portfolio was $2.5 million.

•
On April 1, 2015, CFC assumed the rights to an additional portfolio of short-term loan receivables totaling $2.4 million for the aggregate principal amount of the loan portfolio. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. Additionally, the customer retains the responsibility for the servicing and administration of the loans. As of June 30, 2015, the aggregate carrying value of this loan portfolio was $2.1 million.

•
On June 9, 2015, CFC assumed the rights to an additional portfolio of short-term loan receivables totaling $4.1 million for the aggregate principal amount of the loan portfolio. This transaction resulted in the assignment of the customer's portfolio of loan receivables to CFC, which are collateralized by each of the customer's borrowers' underlying precious metals. Additionally, the customer retains the responsibility for the servicing and administration of the loans. As of June 30, 2015, the aggregate carrying value of this loan portfolio was $3.9 million.

Arrangements with Related Party

•
On June 18, 2014, CFC assumed the rights to a secured portfolio of short-term loan receivables totaling $2.6 million from Stack's Bowers Numismatics, LLC ("Stack's Bowers"), a wholly-owned subsidiary of our Former Parent. The Company reflects this transaction as a financing arrangement with the related party, secured by the portfolio of short-term loan receivables, which is collateralized by numismatic and semi numismatic products. As of June 30, 2015 and June 30, 2014, the aggregate carrying value of this loan was $0.0 million and $2.6 million, respectively, bearing interest at 5.5% per annum. This secured loan was paid off in full, plus accrued interest, on August 19, 2014.

•
On October 9, 2014, CFC entered into a loan agreement with Stack’s Bowers, providing for a secured line of credit in the maximum principal amount of up to $16.0 million, bearing interest at a competitive rate per annum. Advances under the line of credit are secured by numismatic and semi-numismatic products and receivables. This secured loan was paid off in full, plus accrued interest, on April 15, 2015. As of June 30, 2015, the aggregate carrying value of this loan was $0.0 million.

•
Subsequent to fiscal 2015, on July 23, 2015, CFC entered into a loan agreement and related documents with Stack's Bowers, providing a secured line of credit in the maximum principal amount of up to $2.5 million, bearing interest at a competitive rate per annum. The amount of the initial draw was $1.8 million, which has subsequently been partially repaid. The loan is secured by numismatic and semi-numismatic products.

The secured loans that the Company generates with active customers of A-Mark are reflected as an operating activity on the consolidated statements of cash flows within receivables. The secured loans that the Company generates with borrowers who are not active customers of A-Mark are reflected as an investing activity on the consolidated statements of cash flows as secured loans, net.
For the secured loans that are reflected as an investing activity and have terms that allow the borrower to increase their loan balance (at the discretion of the Company) based on the excess value of their collateral compared to their aggregate principal balance of loan and are repayable on demand or in the short-term, the borrowings and repayments are netted on the consolidated statements of cash flows. In contrast, for the secured loans that are reflected as an investing activity and do not contain a revolving credit-line feature or have long-term maturities, the borrowed funds are shown at gross as other originated secured loans, segregated from the repayments of the principal, which are shown as principal collections on other originated secured loans on the consolidated statements of cash flows.

Derivative assets and liabilities. The Company's derivative assets and liabilities represent the net fair value of the difference between market values and trade values at the trade date for open precious metals sale and purchase contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled (see Note 12.) The Company's derivative assets and liabilities represent the net fair value of open precious metals forwards and futures contracts. The precious metals forwards and futures contracts are settled at the contract settlement date.
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

in thousands
June 30,	2015		2014
Bullion	$16,250	33.0%	$17,361	42.1%
Numismatic and semi numismatic	32,216	65.3	23,900	57.9
Subtotal	48,466	98.3	41,261	100.0
Other pledged assets(1)	850	1.7	—	—
Total secured loans	$49,316	100.0%	$41,261	100.0%

_________________________________
(1)	Includes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
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
Further information about the Company's credit quality indicators includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans that are collateralized by precious metal products, as follows:

in thousands
June 30,	2015		2014
Loan-to-value of 75% or more (1)	$17,153	35.4%	$11,950	29.0%
Loan-to-value of less than 75% (1)	31,313	64.6	29,311	71.0
Secured loans collateralized by precious metal products (1)	$48,466	100.0%	$41,261	100.0%

_________________________________
(1)	Excludes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
    The Company had one loan with a loan-to-value ratio in excess of 100% at June 30, 2015. The aggregate balance of this loan totaled $175,600 or 0.4% of the secured loan balance. The Company had no loans with a loan-to-value ratio in excess of 100% at June 30, 2014.
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
For the years ended June 30, 2015 and 2014, the Company incurred no loan impairment costs.

Allowance for Doubtful Accounts
Allowances for doubtful accounts are recorded based on specifically identified receivables, which the Company has identified as potentially uncollectible. As summary of the activity in the allowance for doubtful accounts is as follows:

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Year Ended June 30, 2015	$30	$—	$—	$30
Year Ended June 30, 2014	$104	$—	$(74)	$30

5.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which at the Company's option may or may not receive. Below, our inventory is summarized by classification at June 30, 2015 and June 30, 2014:

in thousands
June 30,	2015	2014
Inventory held for sale	$86,353	$100,877
Repurchase arrangements with customers	49,117	27,727
Consignment arrangements with customers	5,588	11,067
Commemorative coins, held at lower of cost or market	1,518	2,564
Borrowed precious metals from suppliers	9,500	8,709
Product financing arrangements, restricted	39,425	24,610
	$191,501	$175,554
Inventory held for sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of June 30, 2015 and June 30, 2014, the inventory held for sale totaled $86.4 million and $100.9 million, respectively.
Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2015 and June 30, 2014, included within inventory is $49.1 million and $27.7 million, respectively, of precious metals products subject to repurchase.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of June 30, 2015 and June 30, 2014 totaled $5.6 million and $11.1 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the precious metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, are included in inventory at the lower of cost or market and totaled $1.5 million and $2.6 million as of June 30, 2015 and June 30, 2014, respectively.
Borrowed Precious Metals from Suppliers. Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis that are held by the supplier. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the consolidated balance sheets and totaled $9.5 million and $8.7 million as of June 30, 2015 and June 30, 2014, respectively.

Product Financing Arrangements. Inventories include amounts for obligations under product financing agreement. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. Pursuant to the guidance in ASC 470-40 Product Financing Arrangements, these transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligation totaled $39.4 million and $24.6 million as of June 30, 2015 and June 30, 2014, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 12.)
Premium component of inventory
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
The Company’s inventories are subsequently recorded at their fair market values, that is, "marked-to-market", except for our commemorative coin inventory. The daily changes in the fair market value of our inventory are offset by daily changes in fair market value of hedging derivatives that are taken with respects to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the consolidated statements of income.
The premium component, at market value, included in the inventories as of June 30, 2015 and June 30, 2014 totaled $3.3 million and $3.3 million, respectively. As of June 30, 2015 and June 30, 2014, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(3.9) million and $3.8 million, respectively.
6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2015 and June 30, 2014:

in thousands
June 30,	2015	2014
Office furniture, fixtures and equipment	$616	$490
Computer equipment	368	323
Computer software	2,376	2,333
Leasehold improvements	1,700	260
Subtotal	5,060	3,406
Less: accumulated depreciation	(2,210)	(1,728)
Property and equipment, net	$2,850	$1,678
Depreciation expense for the years ended June 30, 2015 and 2014 was $0.5 million and $0.5 million, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
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
The carrying value of other purchased intangibles as of June 30, 2015 and June 30, 2014 is as described below:

dollar amounts in thousands
		June 30, 2015			June 30, 2014
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade-name	Indefinite	$454	$—	$454	$454	$—	$454
Existing customer relationships	5 - 15	5,747	(3,832)	1,915	5,747	(3,448)	2,299
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Purchased intangibles subject to amortization		7,942	(6,027)	1,915	7,942	(5,643)	2,299
		$8,396	$(6,027)	$2,369	$8,396	$(5,643)	$2,753
The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be four to fifteen years. Amortization expense related to the Company's intangible assets for the years ended June 30, 2015 and 2014 was $0.4 million and $0.4 million, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal year ending June 30,	Amount
2016	$385
2017	385
2018	385
2019	385
2020	375
Thereafter	—
Total	$1,915

8.	ACCOUNTS PAYABLE
Accounts payable consist of the following:

in thousands
June 30,	2015	2014
Trade payable to customers payables	$128	$366
Advances from customers	38,039	38,739
Liability on deferred revenue	11,039	4,177
Net liability on margin accounts	6,908	8,983
Other accounts payable	1,433	1,362
Subtotal	57,547	53,627
Derivative liabilities — open sales and purchase commitments, net	10,989	848
Derivative liabilities — futures contracts	—	8,078
Derivative liabilities — forward contracts	—	14,873
	$68,536	$77,426
9.     INCOME TAXES
The Company files a consolidated federal income tax return based on a June 30th tax year end. The provision for (benefit from) income taxes for the years ended June 30, 2015 and 2014 consists of the following:

in thousands
Years Ended June 30,	2015	2014
Current:
Federal	3,498	(1,788)
State and local	(464)	130
Foreign	49	—
	3,083	(1,658)
Deferred:
Federal	(182)	6,405
State and local	(804)	525
	(986)	6,930

Provision for income taxes	$2,097	$5,272

A reconciliation of the income tax provisions to the amounts computed by applying the statutory federal income tax rate (35% for 2015, and 2014) to income before income tax provisions for the years ended June 30, 2015 and 2014, are set forth below:

in thousands
Years Ended June 30,	2015	2014
Federal income tax	$3,202	$4,736
State tax, net of federal benefit	193	212
Compensation in excess of $1 million	53	—
Uncertain tax positions	(352)	22
Reallocation of deferred state net operating loss from Former Parent related to tax settlement	(564)	—
Valuation allowance	(215)	329
Other	(220)	(27)
Total provision for income taxes	$2,097	$5,272

Significant components of the Company's net deferred tax assets and liabilities as of June 30, 2015 and 2014 are as follows:

in thousands
June 30,	2015	2014
Accrued compensation	$102	$236
Deferred rent	30	—
Unrealized loss on futures and forward contracts	—	3,170
Unrealized loss on open purchase and sale commitments	1,894	—
Stock-based compensation	159	133
State tax accrual	23	349
Net operating loss carry forwards	982	775
Other	132	34
Deferred tax assets	3,322	4,697
Less: valuation allowances	(114)	(329)
Deferred tax assets after valuation allowances	3,208	4,368

Intangible assets	(1,059)	(913)
Unrealized gain on open purchase and sale commitments	—	(2,533)
Unrealized gain on futures and forward contracts	(2,029)	—
Fixed assets	(134)	(224)
Inventories	(110)	(2,164)
Other	(2)	(23)
Deferred tax liabilities	(3,334)	(5,857)

Net deferred tax liability	$(126)	$(1,489)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended June 30, 2015, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As of June 30, 2015 and 2014, the Company had $0.1 million and $0.3 million, respectively, of valuation allowance for its realizability of deferred tax assets. The Company will continue to assess the need for a valuation allowance in the future by evaluating both positive and negative evidence that may exist.
The Company's consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer during the period prior to the Distribution rather than a member of the Former Parent's consolidated income tax return group. Current tax receivable from Former Parent reflects balances due from the Former Parent to A-Mark for its share of the income tax assets of the group. Income taxes receivable represents amounts paid to federal and state jurisdictions due to taxable income generated following the close of the transaction.
As of June 30, 2015, the Company has state and city net operating loss carryforwards of approximately $17.6 million, which expire beginning with the year ending June 30, 2030. The tax effect of the state and city net operating loss carryforwards included in the Company's deferred tax assets is $0.9 million. Due to limitations on the ability to use certain state and city net operating loss carryforwards, the Company has recorded a valuation allowance of $0.1 million against these assets as the Company believes that it is not more likely than not that they will realize the benefit of these carryforwards.

A reconciliation of the net unrecognized tax benefits for the years ended June 30, 2015 and 2014 is as follows:

in thousands
June 30,	2015	2014

Beginning balance	$730	$733
Reductions due to lapse of statute of limitations	(147)	(3)
Additions reductions as a result of tax positions taken during current period	4	—
Reductions as a result of tax positions of prior years	(134)	—
Settlements	(210)	—
Ending balance	$243	$730

As of June 30, 2015, the Company had $0.2 million of unrecognized tax benefits and $0.1 million of liabilities for interest expense related to uncertain tax positions.. Of the total unrecognized tax benefits, $0.2 million would reduce the Company's effective tax rate, if recognized. As of June 30, 2014, the Company had $0.7 million of unrecognized tax benefits and $0.2 million of liabilities for interest expense related to uncertain tax positions. Of the total unrecognized tax benefits, $0.7 million would reduce the Company's effective tax rate, if recognized. For the years ended June 30, 2015 and 2014, the Company recognized approximately $(80,000) of interest benefit and $40,000 of interest expense related to uncertain tax positions, respectively. As of June 30, 2015 and 2014, the Company recognized approximately $72,000 and $195,000 of accrued tax penalties, respectively.
The Company files income tax returns in the U.S. and various states. Prior to the Distribution, the Company was included in the consolidated federal and state tax filing of the Former Parent. The Former Parent has been under examination by the IRS for the years ended June 30, 2004 through 2013; however, during the year ended June 30, 2015, the Former Parent was notified that it had successfully resolved the June 30, 2004 through June 30, 2007 tax years. As a result of the IRS exam, the Former Parent amended the state tax filings for the applicable periods. The amended state tax filings resulted in a tax benefit of approximately $0.6 million related to state net operating loss apportioned to the Company under intrastate apportionment rules. The Former Parent remains in appeals with the IRS for the years ended June 30, 2008 through 2013 and in examination with other taxing jurisdictions on certain tax matters, including challenges to certain positions the Former Parent has taken. The Former Parent is unable to determine the outcome of these audits at this time. With few exceptions, either prior federal, state or local examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Former Parent for the years through 2003.
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
The amounts receivable under the Company's income tax sharing obligation due from SGI totaled $1.1 million, and $3.1 million as of June 30, 2015 and June 30, 2014, respectively, and is shown on the face of the consolidated balance sheets as income taxes receivable from Former Parent. Based on the terms to the Tax Separation Agreement, payment is due to the Company after SGI files its tax return and is in receipt of its tax refund from the IRS. Furthermore, pursuant to the terms of the Tax Separation Agreement, the Company has been allocated approximately $15.7 million of state net operating losses. These net operating losses resulted in a deferred tax asset of $0.9 million.
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
10. RELATED PARTY TRANSACTIONS
Sales and Purchases Made to Affiliated Companies
During the years ended June 30, 2015 and 2014, the Company made sales and purchases to various companies that had been under common control with A-Mark through the date of Distribution, and which have been deemed to be related parties as of June 30, 2015 and June 30, 2014.

in thousands
Years Ended June 30,	2015		2014
	Sales	Purchases	Sales	Purchases
Related Party Company
Calzona Ventures, LLC	$157	$—	$5,018	$464
Stack's Bowers Numismatics, LLC	7,364	9,201	11,925	11,187
Related party, total	$7,521	$9,201	$16,943	$11,651
As of June 30, 2015 and June 30, 2014, the Company's had related party receivables and payables balance as set forth below:

in thousands
June 30,	2015		2014
	Receivables	Payable	Receivables		Payable
Related Party Company
Calzona Ventures, LLC	$—	$—	$—		$67
Stack's Bowers Numismatics, LLC	2	10	2,563	(1)	205
SGI (Former Parent)	1,095	—	3,289		—
Related party, total	$1,097	$10	$5,852		$272

_________________________________
1) Includes a secured short-term loan receivable totaling $2.6 million bearing interest of 5.5% per annum, which was paid off in full, plus accrued interest, on August 19, 2014.

Secured Loans to Related Parties
On June 18, 2014, CFC assumed the rights to a secured portfolio of short-term loan receivables totaling $2.6 million from Stack's Bowers Numismatics, LLC (Stack's Bowers), a related party. The Company reflects this transaction as a financing arrangement with the related party, secured by the portfolio of short-term loan receivables collateralized by numismatic and semi numismatic products, and bearing interest at 5.5% per annum. As of June 30, 2015, the aggregate carrying value of this loan was $0.0 million. This secured loan was paid off in full, plus accrued interest, on August 19, 2014.

On October 9, 2014, CFC entered into a loan agreement with Stack’s Bowers providing for a secured line of credit in the maximum principal amount of up to $16.0 million, bearing interest at a competitive rate per annum. Advances under the line of credit were secured by numismatic and semi-numismatic products. This secured loan was paid off in full, plus accrued interest, on April 15, 2015. As of June 30, 2015, the aggregate carrying value of this loan was $0.0 million.
During the years ended June 30, 2015 and 2014, the Company earned approximately $229,000 and $3,000 in interest income related to loans that we made to Stack's Bowers.
Subsequent to fiscal 2015, on July 23, 2015, CFC entered into a loan agreement with Stack's Bowers providing a secured line of credit in the maximum principal amount of up to $2.5 million, bearing interest at a competitive rate per annum. The amount of the initial draw was $1.8 million, which has subsequently been partially repaid. The loan is secured by numismatic and semi-numismatic products.
Corporate Overhead Charges
During the years ended June 30, 2015 and 2014, the Company incurred $0.0 million and $0.5 million, respectively, of corporate overhead charges, which were payable monthly to SGI based on the Former Parent's annual budget, and were included in selling, general and administrative expenses. As a result of the Distribution, this monthly obligation to SGI concluded.

Secondment Agreement Fees and Reimbursements
Under the terms of the Secondment Agreement, A-Mark has agreed to make Gregory N. Roberts, our Chief Executive Officer, and Carol Meltzer, our Executive Vice President, General Counsel and Secretary, available to SGI for the performance of specified management and professional services following the spinoff in exchange for an annual secondment fee and reimbursement of certain bonus payments. The Secondment Agreement will terminate on June 30, 2016 and is subject to earlier termination under certain circumstances (see Note 1.) The Company records the accrual of secondment fees as a reduction to selling, general and administration expense. During the years ended June 30, 2015 and 2014 the Company accrued $0.2 million and $0.2 million, respectively, of secondment fees related to secondment fees due by fiscal year end, which the Company recorded as a reduction to selling, general and administration expense. As of June 30, 2015 and June 30, 2014 the outstanding balance of secondment fees due from SGI was $0.0 million and $0.2 million, respectively.
Income Tax Sharing Obligations
The amounts receivable under the Company's income tax sharing obligation due from SGI, totaled $1.1 million, and $3.1 million as of June 30, 2015 and June 30, 2014, respectively, and is shown on the face of the consolidated balance sheets as income taxes receivable from Former Parent (see Note 9.)
Dividends Paid
During the year ended June 30, 2014, the Company paid to SGI dividends totaling $10.0 million, in regards to dividends declared prior to the spinoff. Following the spinoff, the Company initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share (see Note 14.)
Transaction with Affiliate of Board Member
In February 2015, A-M Global Logistics, LLC ("Logistics"), a wholly owned subsidiary of the Company that was formed to operate the Company's logistics fulfillment center in Las Vegas, Nevada, entered into various agreements with W. A. Richardson Builders, LLC ("WAR"), for the buildout of and improvements to the Las Vegas premises. The amount involved under the WAR contract was approximately $1.2 million, and Logistics paid WAR a fee equal to 5.0% of the contract work, or approximately $0.1 million. The spouse of the Chairman of the Company's Audit Committee, Ellis Landau, is an owner and a managing member of WAR.
Royalties to Former Owner
As part of the sales agreement dated July 1, 2005, a former owner of the Company receives a portion of the finance income earned with a specific customer through June 2015. The Company incurred $0.3 million and $0.2 million in selling, general and administrative expenses (royalty expense) during the years ended June 30, 2015 and 2014, respectively. The total amount due to the former owner of $0.3 million and $0.2 million are included in accrued liabilities as of June 30, 2015 and June 30, 2014, respectively.

11.	FINANCING AGREEMENTS

Lines of Credit
The Company has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit up to the maximum of the credit facility. All lenders have a perfected, first security interest in all assets of the Company presented as collateral. Loan advances will be available against a borrowing base report of eligible assets in accordance with the inter-creditor agreement currently in place. Pledged collateral comprises assigned and confirmed inventory, trade receivable, trade advances, derivatives, equity and pledged non bullion and bullion loans.
As of June 30, 2015, the maximum of the Trading Credit Facility was $230.0 million. The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.19% and 0.15% as of June 30, 2015 and June 30, 2014, respectively. Borrowings are due on demand and totaled $147.0 million and $135.2 million at June 30, 2015 and at June 30, 2014, respectively. The amounts available under the Trading Credit Facility are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the Trading Credit Facility and lender approval of the revised borrowing base calculation.   The amounts available under the Trading Credit Facility after taking into consideration current borrowings, based upon the latest approved borrowing bases in effect, totaled $20.9 million and $14.4 million at June 30, 2015 and June 30, 2014, respectively.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company to maintain a minimum tangible net worth. As of June 30, 2015 the minimum tangible net worth financial covenant under the Trading Credit Facility was $35.0 million. The Company is in compliance with all restrictive financial covenants as of June 30, 2015. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions. Each lender has the right to cancel its credit line upon written notice.

Through October 8, 2014, the Trading Credit Facility contained a sub-facility that the Company and SGI (a related party) could draw upon. Amounts available for borrowing under this sub-facility as of June 30, 2015 and June 30, 2014 were $0.0 million and $3.3 million, respectively. On October 8, 2014, SGI paid off its obligations under the sub-facility in full utilizing funds drawn from its line of credit with CFC, and SGI no longer has any right to draw upon the sub-facility.

Interest expense related to the Company’s borrowing arrangements totaled $3.6 million and $3.3 million, which represents 83.2% and 84.4% of the total interest expense recognized, for the years ended June 30, 2015 and 2014, respectively. Our borrowing arrangements carried a daily weighted average effective interest rate of 2.82% and 3.12%, respectively, for the years ended June 30, 2015 and 2014.

Effective July 8, 2015, at the request of the Company, one of six institutional participants in the Company's Trading Credit Facility terminated its credit demand line of $40.0 million. Effective July 10, 2015, the Company obtained a permanent increase in its demand Trading Credit Facility through an increase of the credit demand line of one of five remaining institutional participants from $35.0 million to $45.0 million. Effective September 11, 2015, the Company obtained a permanent increase in its demand Trading Credit Facility through an increase of the credit demand line of another institutional participant from $35.0 million to $40.0 million. As a result, the aggregate line available to the Company under the facility at September 24, 2015 is $205.0 million.

Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements, which bear interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $9.5 million and $8.7 million as of June 30, 2015 and June 30, 2014, respectively.
Product Financing Arrangement
The Company has an agreement with a financial institution (a third party) that allows the Company to transfer its gold and silver inventory at a fixed price to this third party. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the consolidated statements of income. Such obligation totaled $39.4 million and $24.6 million as of June 30, 2015 and June 30, 2014, respectively.

12.	HEDGING TRANSACTIONS
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
    Below, is a summary of the net losses on derivative instruments for the years ended June 30, 2015 and 2014.

in thousands
Years Ended June 30,	2015	2014
Gain (loss) on derivative instruments:
Unrealized loss on open future commodity and forward contracts and open sale and purchase commitments, net	$(1,980)	$(13,123)
Realized loss on future commodity contracts, net	(50,772)	(9,968)
Total	$(52,752)	$(23,091)
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in sales and purchase transactions with the Company. They also include collateral limits for different types of sale and purchase transactions that counterparties may engage in from time to time.

The following table summarizes the results of our hedging activities as follows at June 30, 2015 and at June 30, 2014, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk.

in thousands
June 30,	2015	2014
Inventory	$191,501	$175,554
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(1,518)	(2,564)
Premium on metals position	(3,255)	(3,285)
Inventory value not hedged	(4,773)	(5,849)

Subtotal	186,728	169,705
Commitments at market:
Open inventory purchase commitments	444,023	489,944
Open inventory sales commitments	(249,081)	(190,108)
Margin sale commitments	(12,430)	(15,751)
In-transit inventory no longer subject to market risk	(13,807)	(4,522)
Unhedgable premiums on open commitment positions	528	1,694
Inventory borrowed from suppliers	(9,500)	(8,709)
Product financing obligation	(39,425)	(24,610)
Advances on industrial metals	3,340	8,813
Inventory subject to price risk	310,376	426,456

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	202,323	206,055
Precious metals futures contracts at market values	107,993	220,984
Total market value of derivative financial instruments	310,316	427,039

Net inventory subject to commodity price risk	$60	$(583)
As of June 30, 2015 and June 30, 2014, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	June 30, 2015	June 30, 2014
Purchase commitments	$444,023	$489,944
Sales commitments	(249,081)	(190,108)
Margin sales commitments	(12,430)	(15,751)
Open forward contracts	202,323	206,055
Open futures contracts	107,993	220,984
The contract amounts of these forward and futures contracts and the open sales and purchase orders are not reflected in the accompanying consolidated balance sheet. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value.
The Company’s open sale and purchase commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at June 30, 2015 are scheduled to settle within 30 days.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2015, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations of its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized net gains (losses) on foreign exchange derivative instruments shown on the face of the consolidated statements of income totaled $19,000 and $(6,000) for the years ended June 30, 2015 and 2014, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2015 was $6.2 million and $9.9 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2014 was $2.7 million and $3.8 million, respectively.
Offsetting Derivative Instruments
In respect to the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of June 30, 2015 and June 30, 2014.

Years Ended June 30,	2015				2014

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative receivables:
Open sale and purchase commitments	$2,815	$(1,093)	$—	$1,722	$26,282	$(4,112)	$—	$22,170
Future contracts	11,159	(5,796)	—	5,363	—	—	—	—
Forward contracts	4,279	—	—	4,279	14	—	—	14
	$18,253	$(6,889)	$—	$11,364	$26,296	$(4,112)	$—	$22,184
Nettable derivative payables:
Open sale and purchase commitments	$11,723	$(734)	$—	$10,989	$1,022	$(174)	$—	$848
Margin accounts	12,430	—	(5,522)	6,908	15,751	—	(6,768)	8,983
Future contracts	—	—		—	(15,121)	—	23,199	8,078
Forward contracts	—	—	—	—	14,873	—	—	14,873
	$24,153	$(734)	$(5,522)	$17,897	$16,525	$(174)	$16,431	$32,782
13. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company lease 7,100 square feet of office space, located in Santa Monica, California, at a cost of $3.80 per square foot with annual increases in cost of 3%. This lease will expire on April 30, 2017.
The Company leases 2,142 square feet of office space, located in Vienna, Austria, at a cost of $2.20 per square foot. The lease will expire on September 30, 2017, and there are no annual increases in the cost.
The Company leases approximately 14,000 square feet of warehouse space in Las Vegas, Nevada at a cost of approximately $252 thousand per year. The term of the lease is 5.0 years with increases in costs of 3.0% per annum. On August 28, 2015, Logistics entered into an amendment to its lease agreement with the landlord of the Nevada facility to expand the leased premises by an additional approximately 3,600 square feet at an additional cost of $1.50 per each square foot per month, resulting in total leased premises of approximately 17,600 square feet.
Expenses related to leases were $0.4 million, and $0.4 million, respectively, for the years ended June 30, 2015 and 2014.

Future minimum lease payments under the Company's lease arrangements with noncancelable lease terms in excess of one year as of June 30, 2015 are as follows:

(in thousands)

Years ending June 30,	Amount
2016	$655
2017	570
2018	268
2019	276
2020	236
Thereafter	—
Total	$2,005

Employment and Non-Compete Agreements
The Company has entered into various employment agreements and non compete and/or non solicitation agreements with certain key executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.
Employee Benefit Plan
The Company maintains an employee savings plan for United States employees under the Internal Revenue Code section 401(k). Employees are eligible to participate in the plan after three complete calendar months of service and all contributions are immediately vested. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributes 30% of the eligible employees' contributions on the first 60% of the participants' compensation to the IRS maximum annual contribution.
Litigation, Claims and Contingencies
In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business.  The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, would not have a material adverse effect on the Company's financial position, cash flows, or operations.

SGI IRS and State Tax Audits
SGI is currently in appeals with the IRS for the years ended June 30, 2008 through 2013 and in examination with other taxing jurisdictions on certain tax matters, including challenges to certain positions the Former Parent has taken. The Former Parent is unable to determine the outcome of these audits at this time. With few exceptions, either prior federal, state or local examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Former Parent for the years through 2003.

14.	STOCKHOLDERS’ EQUITY
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
Payment of Dividends to Former Parent
On July 1, 2013, the Board of Directors of the Company declared a $5.0 million dividend to SGI, which was paid on July 5, 2013. On February 12, 2014, the Board of Directors of the Company declared a dividend to SGI in the aggregate amount of $5.0 million, which was paid on February 26, 2014.
Payment of Dividends After Spinoff
    In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share. On February 6, 2015, the Board of Directors declared a quarterly cash dividend of $0.05 per common share that was paid on March 20, 2015 to stockholders of record at the close of business on March 12, 2015. On May 1, 2015, the Board of Directors declared a quarterly cash dividend of $0.05 per common share that was paid on May 25, 2015 to stockholders of record at the close of business on May 14, 2015. On September 11, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per common share to stockholders of record at the close of business on September 24, 2015, which is scheduled to be paid on October 5, 2015.
2014 Stock Award and Incentive Plan
Prior to the Distribution, the Company’s Board of Directors ("Board") adopted and the Company's then sole stockholder approved the 2014 Stock Award and Incentive Plan ("2014 Plan"). Under the 2014 Plan, the Company may grant options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of the Company's stock. Awards under the 2014 Plan may be granted in the form of incentive or non-qualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 2014 Plan also authorizes grants of performance-based cash incentive awards. The 2014 Plan is administered by the Compensation Committee of the Board of Directors, which, in its discretion, may select officers and other employees, directors (including non-employee directors) and consultants to the Company and its subsidiaries to receive grants of awards. The Board of Directors itself may perform any of the functions of the Compensation Committee under the 2014 Plan.
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
As of June 30, 2015, 622,000 shares were available for grant under the 2014 Plan.
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
From June 30, 2015, the Company will recognize compensation expense of $0.4 million, $0.1 million and $0.0 million, related to stock-options, RSUs and SARs, respectively, over weighted average periods 2.3 years, 0.8 years and 0.0 years respectively. The Company will not recognize compensation costs for awards held by employees of SGI, as they are not providing any services to the Company.
Valuation and Significant Assumptions of Equity Awards Issued After Spinoff
The Company uses Black-Scholes option pricing model, which has various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates. The Company also records share-based compensation expense net of expected forfeitures. Valuation models and significant assumptions for share-based compensation are as follows:

•	Determining Fair Values. For all equity grants granted, the primary factor in the valuation of equity awards was the fair value of the underlying common stock at the time of grant.

•
Expected Volatility. The Company has limited data regarding company-specific historical or implied volatility of its share price. Consequently, the Company estimates its volatility based on the average of the historical volatilities of peer group companies from publicly available data for sequential periods approximately equal to the expected terms of its option grants. Management considers factors such as stage of life cycle, competitors, size, market capitalization and financial leverage in the selection of similar entities.

•
Expected Term. The expected term represents the period of time in which the options granted are expected to be outstanding. The Company estimates the expected term of options granted based on the midpoint between the vesting date and the end of the contractual term under the “short-cut” or simplified method permitted by the SEC implementation guidance for “plain vanilla” options. The Company will continue to use the short-cut method, as permitted, until we have developed sufficient historical data for employee exercise and post-vesting employment termination behavior after our common stock has been publicly traded for a reasonable period of time.

•
Forfeitures.  The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual experience differs from those estimates. For the year ended June 30, 2015, the Company estimated an average overall forfeiture rate of 0%, based on the historical forfeitures rates of executives on our Former Parent prior to the spinoff transaction. Share-based compensation is recorded net of expected forfeitures. The Company will periodically assess the forfeiture rate and the amount of expense recognized based on estimated historical forfeitures as compared to actual forfeitures. Changes in estimates are recorded in the period they are identified.

•
Risk-Free Rate.  The risk-free interest rate is selected based upon the implied yields in effect at the time of the option grant on U.S. Treasury zero-coupon issues with a term approximately equal to the expected life of the option being valued.

•
Dividends.  The Company anticipates on paying quarterly cash dividends 5% of outstanding shares of common stock in the foreseeable future. For the year ended June 30, 2015, the Company used an expected dividend yield rate of 0.5%.

 The weighted-averages for key assumptions used in determining the fair value of options granted during the year ended June 30, 2015 follows:

Average volatility	33.44%
Risk-free interest rate	1.47%
Weighted-average expected life in years	6.43
Dividend yield rate	0.5%
There are no awards with performance conditions nor awards with market conditions.
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
During the years ended June 30, 2015 and 2014, the Company incurred compensation expense related to stock options granted to the Company's employees (including SGI employees who transferred to the Company in conjunction with the spinoff) that were settleable in shares of SGI common stock (prior to the date of Distribution) and settleable in shares of Company's common stock (subsequent to the date of Distribution and award modification) as set forth below.

in thousands
Years Ended June 30,	2015	2014
Stock option based Compensation Cost related to Shares Settleable in:
SGI common stock	$—	$—
A-Mark common stock	153.9	60.7
Total stock option based compensation costs	$153.9	$60.7
As of June 30, 2015, there was total remaining compensation expense of $0.4 million related to employee stock options, which will be recorded over a weighted average period of approximately 2.3 years.
The following table summarizes the stock option activity for the year ended June 30, 2015.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award (1)
Outstanding at June 30, 2014	230,787	$10.00	$407	$5.98
Granted through stock option plan	3,000	10.08
Exercised	—	—
Cancellations, expirations and forfeitures	(660)	48.02
Outstanding at June 30, 2015	233,127	9.89	$283	$5.96
Shares exercisable at June 30, 2015	158,213	10.60	$128	$5.87

_________________________________
(1)
For awards held by A-Mark employees, the fair value of the awards assumed in Distribution was based on the awards' fair value at grant date, which were determined by SGI prior to the Distribution. Since the Company does not recognize compensation costs for the awards assumed in the Distribution held by employees of SGI, the calculation of the weighted average fair value per share price at grant date was solely based on the awards' fair value at grant date that were awarded to employees of A-Mark.

Following is a summary of the status of stock options outstanding at June 30, 2015:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	7.36	$8.39	62,325	7.39	$8.44
10.01	15.00	98,888	7.29	11.94	95,888	7.21	12.00
		233,127	7.33	9.89	158,213	7.28	10.60
The following table summarizes the stock option activity for the year ended June 30, 2014.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award (1)
Outstanding at June 30, 2013	—	$—	$—	$—
Granted through stock option plan	—	—
Stock options issued in spinoff	249,846	13.75
Exercised	—	—
Cancellations, expirations and forfeitures	(19,059)	59.10
Outstanding at June 30, 2014	230,787	10.00	$407	$5.98
Shares exercisable at June 30, 2014	134,902	11.18	$137	$5.77

_________________________________
(1)
For awards held by A-Mark employees, the fair value of the awards assumed in Distribution was based on the awards' fair value at grant date, which were determined by SGI prior to the Distribution. Since, the Company does not recognize compensation costs for the awards assumed in the Distribution held by employees of SGI, the calculation of the weighted average fair value per share price at grant date was solely based on the awards' fair value at grant date that were awarded to employees of A-Mark.

Restricted Stock Units
During the years ended June 30, 2015 and 2014, the Company incurred compensation expense related to RSUs granted to the Company's employees (including SGI employees who transferred to the Company in conjunction with the spinoff) that were settleable in shares of SGI common stock (prior to the date of Distribution) and settleable in shares of Company's common stock (subsequent to the date of Distribution and award modification) as set forth below.

in thousands
Years Ended June 30,	2015	2014
RSUs-based Compensation Cost related to Share Settleable in:
SGI common stock	$—	$98.2
A-Mark common stock	99.5	34.9
Total RSUs based compensation costs	$99.5	$133.1
The remaining compensation expense that will be recorded under restricted stock grants totals $0.1 million, which will be recorded over a weighted average period of approximately 0.8 years.

The following table summarizes the RSU activity for the year ended June 30, 2015:

	Shares	Weighted Average Share Price at Grant Date (1)
Outstanding at June 30, 2014	106,674	$2.72
Shares granted	—	—
Shares released	(10,806)	4.31
Shares surrendered to cover employee minimum withholding taxes	(9,570)	4.31
Shares forfeited	—	—
Outstanding at June 30, 2015	86,298	$2.34
Vested but unissued at June 30, 2015	—	$—

_________________________________
(1)
For awards held by A-Mark employees, the fair value of the awards assumed in Distribution was based on the awards' fair value at grant date, which were determined by SGI prior to the Distribution. Since, the Company does not recognize compensation costs for the awards assumed in the Distribution held by employees of SGI, the calculation of the weighted average share price at grant date was solely based on the awards' fair value at grant date that were awarded to employees of A-Mark.

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

_________________________________
(1)
For awards held by A-Mark employees, the fair value of the awards assumed in Distribution was based on the awards' fair value at grant date, which were determined by SGI prior to the Distribution. Since, the Company does not recognize compensation costs for the awards assumed in the Distribution held by employees of SGI, the calculation of the weighted average share price at grant date was solely based on the awards' fair value at grant date that were awarded to employees of A-Mark.

During fiscal years 2015 and 2014, certain RSUs of SGI and A-Mark employees that vested were net share-settled to cover the Company's minimum withholding tax obligation and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld shares with value equivalent to the employer's minimum statutory obligation for the applicable income and other employment taxes, and remitted payment to SGI, the related-party entity obligated to remit the withholding taxes to the appropriate taxing authorities. The total shares withheld for fiscal years 2015 and 2014, were 9,570 and 4,549 RSUs respectively, which was based on the value of the RSUs on their vesting date as determined by the Company's closing stock price. Total payments for the employees' tax obligations to the taxing authorities during fiscal years 2015 and 2014 were approximately $100,000 and $53,000, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise have been issued as a result of the vesting and did not represent an expense to the Company.
Tax benefit recognized for year ended June 30, 2015 was equal to the amount of vested shares included in the employees’ Forms W-2. No tax benefit was recognized in the consolidated statements of income related to share-based compensation for the year ended June 30, 2014. No share-based compensation was capitalized for the years ended June 30, 2015 and 2014.
Stock Appreciation Rights
The Company, from time to time, may grant SARs to certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally 3.0 years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stock's closing price on the date of grant to the average price in the last month of the third year of vesting. As of June 30, 2015, the Company had issued and outstanding 8,990 SARs with an average base price of $50.31, in connection with the spinoff. At June 30, 2015 and June 30, 2014, there was no intrinsic value associated with these arrangements. The Company did not recognize any compensation expense related to these awards during the years ended June 30, 2015 and 2014. There is no remaining compensation expense that will be recorded for these awards.
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
15. CUSTOMER AND SUPPLIER CONCENTRATION
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the years ended June 30, 2015 and 2014 are listed below:

in thousands
Years Ended June 30,	2015		2014
	Amount	Percent	Amount	Percent
Total revenue	$6,070,234	100.0%	$5,979,354	100.0%
Customer concentrations
HSBC Bank USA	$1,877,943	30.9%	$1,547,631	25.9%
Total	$1,877,943	30.9%	$1,547,631	25.9%
    Customers providing 10 percent or more of the Company's accounts receivable, excluding $49.3 million and $41.3 million of secured loans and $11.4 million and $22.2 million of derivative assets, as of June 30, 2015 and June 30, 2014, respectively, are listed below:

in thousands
June 30,	2015		2014

	Amount	Percent	Amount	Percent
Total accounts receivable, net (excluding secured loans and derivative assets)	$30,055	100.0%	$39,409	100.0%
Customer concentrations
United States Mint	$9,781	32.5%	$—	—%
Total	$9,781	32.5%	$—	—%

No single customer provided 10 percent or more of the Company's secured loans as of June 30, 2015

June 30,	2015		2014

	Amount	Percent	Amount	Percent
Total secured loans	$49,316	100.0%	$41,261	100.0%
Customer concentrations
Customer A	4,900	9.9	4,200	10.2
Total	$4,900	9.9%	$4,200	10.2%
The loss of any of the above customers could have a material adverse effect on the operations of the Company.
Supplier Concentration
A-Mark buys precious metals from a variety of sources, including through brokers and dealers, from sovereign and private mints, from refiners and directly from customers. The Company believes that no one or small group of suppliers is critical to its business, since other sources of supply are available that provide similar products on comparable terms.

16.	GEOGRAPHIC INFORMATION
Revenue are attributed to geographic location based on customer location. The Company's geographic operations are as follows:

in thousands

Years Ended June 30,	2015	2014
Revenue by geographic region:
United States	$5,406,201	$5,170,788
Europe	320,167	385,221
North America, excluding United States	282,978	353,670
Asia Pacific	47,593	59,264
Africa	52	57
Australia	13,241	9,598
South America	2	756
Total revenue	$6,070,234	$5,979,354

in thousands
June 30,	2015	2014
Inventories by geographic region:
United States	$173,939	$159,145
Europe	4,374	10,500
North America, excluding United States	12,287	4,091
Asia	901	1,818
Total inventories	$191,501	$175,554

in thousands
June 30,	2015	2014
Assets by geographic region:
United States	$302,046	$285,092
Europe	10,668	14,137
North America, excluding United States	12,287	4,091
Asia	901	1,818
Total assets	$325,902	$305,138

in thousands
June 30,	2015	2014
Long term assets by segment/geographic region:
United States	$13,204	$9,726
Europe	72	89
Total long-term assets	$13,276	$9,815

17.	SUBSEQUENT EVENTS
Lines of Credit
Effective July 8, 2015, at the request of the Company, one of six institutional participants in the Company's Trading Credit Facility terminated its credit demand line of $40.0 million. Effective July 10, 2015, the Company obtained a permanent increase in its demand Trading Credit Facility through an increase of the credit demand line of one of five remaining institutional participants from $35.0 million to $45.0 million. Effective September 11, 2015, the Company obtained a permanent increase in its demand Trading Credit Facility through an increase of the credit demand line of another institutional participant from $35.0 million to $40.0 million. As a result, the aggregate line available to the Company under the facility at September 24, 2015 is $205.0 million.
Secured Loans to Related Parties
On July 23, 2015, CFC, a wholly owned subsidiary, entered into a loan agreement with Stack's Bowers Numismatics, LLC, a related party, providing a secured line of credit in the maximum principal amount of up to $2.5 million, bearing interest at a competitive rate per annum. The amount of the initial draw was $1.8 million, which has subsequently been partially repaid. The loan is secured by numismatic and semi-numismatic products.
Operating Lease
On August 28, 2015, Logistics entered into an amendment to its lease agreement with the landlord of the Nevada facility to expand the leased premises by an additional approximately 3,600 square feet at an additional cost of $1.50 per each square foot per month, resulting in total leased premises of approximately 17,600 square feet.
Dividend Declaration
On September 11, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per common share to stockholders of record at the close of business on September 24, 2015, which is scheduled to be paid on October 5, 2015.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
BDO USA, LLP ("BDO") was previously the principal accountants for A-Mark. On May 18, 2015, BDO resigned as the principal accountants for A-Mark. BDO had served as the principal accountant for A-Mark for the fiscal year ended June 30, 2014 and for the interim periods from July 1, 2014 through May 18, 2015. During the fiscal year ended June 30, 2014, and the interim periods from July 1, 2014 through May 18, 2015, there were no: (1) disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events (as defined in Item 304(a)(1) of Regulation S-K). The audit report of BDO on the consolidated financial statements of A-Mark Precious Metals, Inc. and subsidiaries as of and for the year ended June 30, 2014, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.
On June 12, 2015, Grant Thornton LLP ("Grant Thornton") was engaged as the principal accountants for A-Mark. During the fiscal years ended June 30, 2014 and June 30, 2013 and the subsequent interim periods through June 12, 2015, Grant Thornton was not consulted as to the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on A-Mark's financial statements.
The decision to select Grant Thornton as our accountants was approved by the Audit Committee of A-Mark.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, which position constitutes our principal financial officer within the meaning of SEC regulations (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
 Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2015 based on criteria in Internal Control -Integrated Framework issued by the COSO.
As required under this Item 9A, the management's report titled “Management's Assessment of Control over Financial Reporting” is set forth in “Item 8 - Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Set forth below is information regarding the directors and executive officers of the Company as of September __, 2015.

Name	Age	Position(s)
Gregory N. Roberts	53	Chief Executive Officer and Director
David W. G. Madge	55	President
Thor G. Gjerdrum	48	Executive Vice President and Chief Operating Officer
Gianluca Marzola	48	Chief Accounting Officer
Carol Meltzer	57	Executive Vice President, General Counsel and Secretary
Jeffrey D. Benjamin	54	Chairman of the Board and Director
Joel R. Anderson	72	Director
Ellis Landau	71	Director
Beverely Lepine	63	Director
William Montgomery	55	Director
John U. Moorhead	63	Director
Jess M. Ravich	58	Director
GREGORY N. ROBERTS: Chief Executive Officer and Director
Mr. Roberts has been Chief Executive Officer and a Director of A-Mark since July 2005. Mr. Roberts has served as President and Chief Executive Officer of SGI since March 2008. Mr. Roberts previously served as the President of SGI’s North American coin division, which included A-Mark. He is also a lifetime member of the American Numismatic Association. Through his day-to-day involvement in all aspects of the Company’s operations, Mr. Roberts provides a vital link between junior and senior management personnel and the general oversight and policy-setting responsibilities of the Board. Mr. Roberts is a director of SGI (serving as such since 2000). Mr. Roberts also serves as Chief Executive Officer of SGI under the Secondment Agreement between A-Mark and SGI.
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

CAROL MELTZER: Executive Vice President, General Counsel and Secretary
Ms. Meltzer has served as our General Counsel, Secretary and Executive Vice President since March 2014, assuming those offices at the time of the spinoff. She served as General Counsel, Secretary and Executive Vice President of SGI and its predecessor companies since 2006, and served in a variety of legal capacities for SGI since 1996. Ms. Meltzer previously practiced law at Stroock & Stroock & Lavan LLP and Kramer Levin Naftalis & Frankel LLP. Ms. Meltzer received B.A. and J.D. degrees from the University of Michigan, Ann Arbor. Ms. Meltzer also serves as General Counsel and Executive Vice President of SGI under the Secondment Agreement between A-Mark and SGI and serves as a director of SGI.
JEFFREY D. BENJAMIN: Chairman of the Board and Director
Mr. Benjamin has served as Chairman of the Board and a Director since March 2014. Mr. Benjamin has been a Senior Advisor to Cyrus Capital Partners, L.P. since 2008, where he assists with distressed investments. Mr. Benjamin also serves as a consultant to Apollo Management, L.P., a private investment fund, and from September 2002 to June 2008, Mr. Benjamin served as a senior advisor to Apollo Management, where he was responsible for a variety of investments in private equity, high yield and distressed securities. Mr. Benjamin served as non-Executive Chairman of the Board of SGI from 2012 until March 2014 and as a director of SGI from 2009 until March 2014. He is also a member of the boards of directors of American Airlines Group, Inc., Caesars Entertainment Corporation, Exco Resources, Inc. and Chemtura Corporation. Mr. Benjamin is a trustee of the American Numismatic Society and has had a long-standing personal interest in coin collecting. Mr. Benjamin holds an MBA from the Sloan School of Management at M.I.T. and a BA from Tufts University.
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
BEVERLEY LEPINE: Director
Ms. Lepine has served a Director since February 2015, and serves as a member of the Audit Committee. Ms. Lepine retired as Chief Operating Officer from the Royal Canadian Mint, a Canadian Federal Crown Corporation, after 27 years in various positions, including Chief Financial Officer and Vice President of Manufacturing. Prior to joining the Royal Canadian Mint, Ms. Lepine worked from 1980 until1987 for the Treasury Board Secretariat of the Government of Canada and Via Rail Canada. Upon

graduating with a Bachelor's degree in Business Administration from Bishop's University in 1974, Ms. Lepine worked for Clarkson Gordon from 1974 until1980 where she obtained her Chartered Public Accountant (CPA) designation in 1978. She obtained her Institute of Corporate Directors Certificate (ICD.D) in 2011. Ms. Lepine was Chair of the Board of Bruyere Continuing Care, a chronic continuing care hospital in Ottawa from 2008-2010 and is currently Treasurer and member of the Board of the Pallium Foundation.
Ms. Lepine's extensive knowledge of the worldwide minting and coinage industries provide the Board with insight and guidance in matters of business planning and growth strategy. She also brings a strong background in finance and accounting to bear as a member of the Audit Committee and as a director.
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
Board Structure; Independence
Our Board of Directors currently consists of eight directors.
The Board of Directors has determined that the following directors qualify as independent directors under the rules of The NASDAQ Stock Market and the independence standards set forth in our Corporate Governance Guidelines: Messrs. Anderson, Benjamin, Landau, Montgomery, Moorhead and Ravich, and Ms. Lepine. You can find our Corporate Governance Guidelines on A-Mark's internet website, at www.amark.com (click on "investor relations" at the bottom of that page). The Board of Directors is not classified, so that all director seats will be for election at each annual meeting of our shareholders. There are no family relationships among any of our directors or executive officers.
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

The members of the Audit Committee are Messrs. Landau (Chairman), Montgomery, Moorhead and Ravich, and Ms. Lepine. Each of the members is an independent director, as defined under the rules of The NASDAQ Stock Market and our Corporate Governance Guidelines, and meets the criteria for independence under Rule 10A-3(b)(1) under the Securities and Exchange Act of 1934 and otherwise satisfies the conditions of The NASDAQ Stock Market rules for audit committee membership, including the financial literacy requirements. In addition, Mr. Landau qualifies as an "audit committee financial expert," in compliance with the rules and regulations of the SEC and The NASDAQ Stock Market.
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
The members of the Nominating and Governance Committee are Messrs. Ravich (Chairman), Montgomery and Moorhead and Ms. Lepine. Each of the members is an independent director, as defined under the rules of The NASDAQ Stock Market and our Corporate Governance Guidelines.
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

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The table below sets forth the compensation of the Company's NEOs for fiscal 2015 and 2014. In the case of Mr. Roberts, compensation for the portion of fiscal 2014 prior to the spinoff (July 1, 2013 through March 14, 2014) was paid by SGI for services in executive capacities at SGI.

Summary Compensation Table - Fiscal 2015 and 2014

Name and Principal Position	Year	Salary (1) ($)	Bonus(2) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Gregory Roberts	2015	$525,000	$400,000	$—	$—	$—	$19,776	$944,776
Chief Executive Officer and Director	2014	$525,000	$500,000	$—	$—	$—	$34,661	$1,059,661

David W. G. Madge	2015	$425,000	$700,000	$—	$—	$—	$25,503	$1,150,503
President	2014	$425,000	$225,000	$—	$—	$—	$29,671	$679,671

Thor Gjerdrum	2015	$404,000	$17,040	$—	$—	$182,960	$2,424	$606,424
Executive Vice President and Chief Operating Officer	2014	$384,000	$46,000	$—	$—	$279,000	$5,293	$714,293

_________________________________

(1)
Fiscal 2015 salary amounts represent salary paid for services performed in the fiscal year. Salary payments received may vary due to the timing of pay periods that start in one fiscal year and end in the next.

(2)
In fiscal 2015, each NEO received a discretionary year-end bonus. In addition, Mr. Madge received a "completion bonus" of $450,000 for completion of the term of his employment agreement (November 2011 through June 2015).

(3)
Each of the NEOs was granted an award opportunity for fiscal 2015 that constitutes a non-equity incentive plan award. Bonus and non-equity incentive plan compensation for the NEOs are described in greater detail below in “Narrative Discussion of Executive Compensation.”

(4)
Amounts in this column, for fiscal 2015, are as follows:
• Mr. Roberts received $4,500 as a car allowance, $2,403 as a 401(k) matching contribution and $12,873 as a cash payment in lieu of vacation time.
• Mr. Madge received $1,935 as a 401(k) matching contribution and $23,568 as a cash payment in lieu of vacation time.
• Mr. Gjerdrum received $2,424 as a 401(k) matching contribution.

Outstanding Equity Awards At Fiscal Year-End - Fiscal 2015
	Options Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Gregory N. Roberts	23,972		—	10.43	2/15/2023	—	—
	23,972		—	12.52	2/15/2023	—	—
	23,972		—	14.61	2/15/2023	—	—
David W.G. Madge	—		—	—	—	—	—
Thor Gjerdrum	2,997	(2)	—	50.32	7/15/2015	—	—

_________________________________
(1)	All options and stock appreciation rights were fully vested and exercisable at June 30, 2015.

(2)	This award is a stock appreciation right.

Narrative Discussion of Executive Compensation
In fiscal 2015 and following the spinoff in fiscal 2014, Mr. Roberts was employed by A-Mark and paid all compensation by A-Mark. During that time, under the Secondment Agreement between A-Mark and SGI, Mr. Roberts has provided services to SGI, as the Chief Executive Officer, President and a Director of SGI, for which SGI pays A-Mark. During the portion of fiscal 2014 before the spinoff, Mr. Roberts was employed directly by SGI and paid his compensation by SGI (this compensation is included in the Summary Compensation Table, above). Such SGI-paid compensation was paid for Mr. Roberts’ service to A-Mark as Chief Executive Officer and a Director (A-Mark was then a subsidiary of SGI) and also for his service to SGI and its other subsidiaries.
Messrs. Madge and Gjerdrum were employed directly and compensated by A-Mark and its subsidiaries in fiscal 2014 and 2015, other than compensation relating to equity awards granted by SGI as compensation for services to A-Mark and its subsidiaries.
The Compensation Committee's approach to executive compensation has focused on providing total cash compensation at levels sufficient to attract and retain senior-level executives within our industry. Performance-based annual incentive awards, as part of the cash compensation opportunity, are a key element of the compensation of the NEOs, who are most directly responsible for our business results. The Committee has not issued equity awards to NEOs as part of annual compensation since the spinoff. Equity awards granted before the spinoff by SGI were assumed and adjusted to become equity awards of A-Mark. The Committee may consider granting equity-based compensation in the future to act as additional incentive that is aligned with the interests of stockholders and to promote retention of the executive and long-term service. During fiscal 2015, one NEO, Mr. Gjerdrum, realized compensation from equity awards, in the amount of $150,590, the aggregate market value at June 30, 2015 of 14,383 restricted stock units that vested at that date.
We have chosen to formalize significant terms of employment of our NEOs by entering into employment agreements with them. This practice has helped us to attract and retain key executives and employees. In our financial services industry, there is a high degree of competition for talented executives and employees. Hiring often involves substantial negotiations regarding employment terms, which generally must be reflected in an employment agreement. Employment agreements offer us several advantages, particularly by fixing employment terms for specified time periods and thereby limiting renegotiations and also by including provisions for the protection of our business. Mr. Roberts’ employment agreement was entered into on March 14, 2014, providing for an employment term extending until June 30, 2016. Mr. Gjerdrum’s employment agreement was entered into on February 28, 2013 and substantially amended on February 28, 2014, providing for an employment term extending until June 30, 2016. Mr. Madge’s employment agreement was entered into as of November 1, 2011, and provided for an employment term extending until June 30, 2015 (Mr. Madge's employment has continued after that date).
Under our NEOs’ employment agreements, the NEO has the opportunity to earn a performance bonus based on achievement of a pre-specified level of pre-tax profit of A-Mark and, in the case of Mr. Roberts, SGI (included because A-Mark has agreed, under the Secondment Agreement, to provide Mr. Roberts' services to SGI). Such performance bonuses are intended to provide performance-based cash compensation that rewards our NEOs for their contribution to our financial performance. We view pre-

tax profit as a key financial metric for purposes of our business planning, and one that does not distort the incentives to management or promote undue risk and that substantially reflects the quality of the execution of our business plan by our management team.
For purposes of the employment agreements, “pre-tax profits” is defined as the A-Mark’s (or SGI’s, where relevant to Mr. Roberts) net income, as determined under Generally Accepted Accounting Principles or GAAP, for the given fiscal year, adjusted to eliminate the positive or negative effects of income taxes (in accordance with GAAP) and, in the case of Mr. Roberts and Mr. Gjerdrum, adjusted to eliminate the positive or negative effects of foreign currency exchange and, in the case of Mr. Roberts, adjusted to eliminate certain expenses incurred in connection with specified litigation affecting SGI and expenses of the spinoff.
The annual incentive formula specified for Mr. Roberts in his employment agreement, for fiscal 2015, was as follows:

If A-Mark and SGI pre-tax profits combined were at least $5 million, then the annual incentive would equal:
•	12% of pre-tax profits up to $8 million of pre-tax profits; plus

•	15% of pre-tax profits in excess of $8 million, up to $10 million of pre-tax profits; plus

•	18% of pre-tax profits in excess of $10 million of pre-tax profits.

If such combined pre-tax profits were less than $5.0 million, the Committee retained discretion to determine whether to pay any performance bonus and the amount thereof, up to a maximum for this discretionary amount of $600,000. In addition, the Committee retained discretion to reduce the amount of any performance bonus payable under the above formula to an amount not less than $3.0 million.
The performance bonus for Mr. Madge specified for fiscal 2015 was as follows:

If A-Mark were to achieve positive pre-tax profits, then the annual incentive would equal:
•	1.0% of pre-tax profits in excess of $18 million, up to $25 million of pre-tax profits; plus

•	3.0% of pre-tax profits in excess of $25 million, up to $30 million of pre-tax profits; plus

•	5.0% of pre-tax profits in excess of $30 million, up to $35 million of pre-tax profits; plus

•	6.0% of pre-tax profits in excess of $35 million of pre-tax profits.
The Committee could award discretionary bonus amounts in excess of the amounts determined under the above formula.
The performance bonus for Mr. Gjerdrum specified for fiscal 2015 was as follows:

If A-Mark has pre-tax profits of at least $5 million, a portion of the performance bonus will equal:
•	2.0% of such pre-tax profits up to $10 million; plus

•	2.5% of such pre-tax profits in excess of $10 million, up to $20 million; plus

•	3.0% of pre-tax profits in excess of $20 million.

The Committee could award discretionary bonus amounts in excess of the amounts determined under the above formula.
For fiscal 2015, the performance bonuses earned by our NEOs under the applicable pre-set performance formula were as follows:

Named Executive Officer	Earned Annual Incentive Fiscal 2015
Gregory N. Roberts	$—
David W.G. Madge	$—
Thor Gjerdrum	$182,960

A-Mark earned fiscal 2015 pre-tax profits, calculated with the adjustments as described for Mr. Roberts above, of $9.15 million. In the case of Mr. Roberts' annual incentive determination, SGI's performance for fiscal 2015 resulted in a substantial pre-tax loss, offsetting the positive pre-tax profit of A-Mark so that, under the annual incentive formula, no mandatory payout was earned. However, the threshold level of A-Mark pre-tax profits for a discretionary payout was met. In the case of Mr. Madge, A-Mark's pre-tax profit, though positive, failed to achieve the specified threshold for mandatory payout of an annual incentive, although the threshold level for payment of a discretionary bonus was met. In the case of Mr. Gjerdrum, A-Mark's pre-tax profit resulted in the non-equity incentive plan payout shown in the table above. The Committee makes its determinations based on preliminary calculations of financial results, retaining discretion to adjust awards for final financial results.
As in past years, the Committee awarded discretionary bonuses to NEOs for fiscal 2015 in recognition of good performance in areas not fully reflected in pre-tax profits. In determining to award a discretionary bonus, the Committee considered the satisfactory overall performance of each of the NEOs, as well as the fact that pre-specified threshold levels of A-Mark pre-tax profits set as a condition for payment of discretionary bonuses to some of the NEOs had been achieved. The Committee also considered specific achievements including, in the case of Mr. Roberts, the increase in A-Mark's market share in a difficult business environment, the effect of SGI's difficult business environment on the bonus formula and A-Mark's progress in its minority investments in promising businesses and, in the case of Mr. Madge, the increasing contribution to profits from A-Mark's Specialty Products. On that basis, the Committee awarded discretionary bonuses to each of the NEOs, as reflected in the Summary Compensation Table below. The amounts awarded were viewed by the Committee as appropriate based on the level of effort given by the executive team in fiscal 2015, but relatively low in relation to competitive annual incentives so that compensation levels remain aligned with our operating results.
Under his employment agreement, Mr. Madge earned a “completion bonus” of $450,000 based on his continued service to A-Mark through June 30, 2015. This amount is included as fiscal 2015 compensation in the Summary Compensation Table, in the bonus column.
The employment agreements entered into with our NEOs provide for certain payments and benefits in the event of termination of the NEO due to death, total disability, by the employer not for cause or by the NEO for “Good Reason.” In addition, the terms of an NEO’s equity awards may be affected by a termination of employment.
Under the employment agreements, severance payments to the NEO are payable if, during the term of the employment agreement, the NEO’s employment is terminated by us without cause or is terminated by the NEO for “Good Reason.” Severance is payable as follows:

•
For Mr. Roberts, a lump-sum amount equal to the greater of 75% of “Annualized Pay,” which is the annual average of salary and performance bonuses paid for the previous three years, but in any event this severance amount will be not less than $1,500,000.

•
For Mr. Madge, for a termination before June 30, 2015, a pro rata payment of the Completion Bonus of $450,000 as a lump sum, with pro ration based on the number of months worked from November 2011 divided by the total number of months (44) in his employment term under the employment agreement.

•	For Mr. Gjerdrum, continued payments of base salary for one year at the rates specified in the employment agreement.

In addition, the NEOs would be entitled to the following:

•
Payment of compensation accrued as of the date of termination, consisting of salary, performance bonus earned in any fiscal year completed before termination but not yet paid, unreimbursed business expenses reimbursable under the employer’s expense policies and payment in lieu of accrued but unused vacation.

•
Payment of the pro rata portion of the performance bonus for the fiscal year of termination (based on the portion of the fiscal year worked), payable if and when such bonus would have been paid if employment had continued.

•	In the case of Mr. Roberts, continued health benefits paid by the employer for six months.

•	In the case of Mr. Gjerdrum, for a termination before June 30, 2015, accelerated vesting of his outstanding RSUs.

Good Reason will arise if the employer materially decreases or fails to pay the NEO’s base salary or performance bonus, or materially changes the NEO’s job description or duties in a way adverse to the NEO, or relocates the NEO’s job site by more than a specified distance without the NEO’s consent, and in each case the employer fails to cure the circumstances after notice from the NEO. Other material breaches of the employment agreement may constitute “Good Reason” in some instances.

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

•	For a termination before June 30, 2015, Mr. Gjerdrum’s RSUs would have become fully vested.
Under the employment agreements and equity award agreements, the NEO’s rights are not enhanced based upon a change in control of A-Mark. The agreements provide, however, that certain payments under the agreements may be reduced if, following a change in control, the NEO would be subject to the “golden parachute” excise tax and the reduction in payments would result in the NEO realizing a greater after-tax amount.

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
Compensation of Directors
The board of directors has adopted a policy providing for cash-based compensation of non-employee directors. Director compensation will be reviewed by the board of directors annually and from time to time to ensure that compensation levels are fair and appropriate. Since the spin-off, equity awards have not been granted to directors except for a grant to a new director shortly following her joining the board of directors. In the future, the board of directors may consider granting equity awards as an element of annual non-employee director compensation. All directors are entitled to reimbursement by the Company for reasonable travel to and from meetings of the board of directors, and reasonable food and lodging expenses incurred in connection therewith and other reasonable expenses.
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
No meeting fees are paid under the current Director Compensation Policy. Service as a member of a committee other than the Audit Committee or Compensation Committee does not result in additional compensation. Directors who are employees of the Company are not paid additional compensation for service as a director.
The Director Compensation Policy assumes service for a full year; directors who serve for less than the full year are entitled to receive a pro-rated portion of the applicable payment. Each “year”, for purposes of the Director Compensation Policy, will be deemed to begin on the date of our annual meeting of stockholders.
Jeffrey D. Benjamin, the Chairman of the Board, receives no additional cash compensation for service in that capacity under this Policy (he does receive the regular annual retainer for service as a non-employee director, however). After she joined the board of directors in 2015, Beverley Lepine was granted an option to purchase 3,000 shares, at $10.08 per share, vesting ratably over three years, and with a maximum term of ten years. In the event of termination of the director's service due to death, disability, or for any other reason not at the election of the director (excluding a termination for cause), the option will become fully vested and will remain outstanding for not more than two years thereafter. Upon termination of service for any other reason, the unvested portion of the option will be forfeited and the vested portion of the option will remain outstanding for not more than 90 days thereafter.
The following table sets forth information regarding compensation earned by non-employee directors of the Company during fiscal 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)
Jeffrey D. Benjamin	$60,000	$—	$—	$—	$60,000
Joel Anderson	$60,000	$—	$—	$—	$60,000
Ellis Landau	$75,000	$—	$—	$—	$75,000
Beverley Lepine	$10,500	$—	$10,890	$—	$21,390
William Montgomery	$65,000	$—	$—	$—	$65,000
John Moorhead	$75,000	$—	$—	$—	$75,000
Jess M. Ravich	$75,000	$—	$—	$—	$75,000

_________________________________
(1)
At June 30, 2015, Ms. Lepine and Mr. Benjamin held stock options to purchase A-Mark shares. Ms. Lepine held an option to purchase 3,000 shares, exercisable at $10.08 per share, with no part of the option then vested and exercisable. Mr. Benjamin held an option to purchase 119,856 shares at $8.35 per share, which was vested and exercisable as to 47,943 shares and unvested and unexercisable as to 71,913 shares. This option was granted at the time of the spin-off in fiscal 2014, as a replacement and adjustment of an option to purchase 500,000 SGI shares.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following tables provide information with respect to the beneficial ownership of our common stock (our only class of outstanding capital stock) at September 22, 2015 by:

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

Beneficial Ownership of Principal Stockholders

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Common Stock (1)
Joel R. Anderson (2) Charles C. Anderson Harold Anderson	727,016	10.4%
Jeffrey D. Benjamin (3)	813,303	11.5%
William A. Richardson (4)	1,012,728	14.5%
Gregory N. Roberts (5)	944,510	13.4%

_________________________________

(1)	All percentages have been calculated based on 6,973,549 shares of A-Mark common stock outstanding at September 15, 2015.

(2)
Beneficial ownership of Joel R. Anderson, Charles C. Anderson and Harold Anderson is based on their Schedule 13D with the SEC reporting their beneficial ownership of our outstanding common stock, as a group, at March 20, 2014 and additional advice provided to A-Mark by Joel R. Anderson. Based on such information, the group’s beneficial ownership of A-Mark common stock totaled 727,016 shares at September 15, 2015. Based on their Schedule 13D information, Joel R. Anderson had beneficial ownership of 304,553 shares, Charles C. Anderson had beneficial ownership of 366,338 shares, and Harold Anderson had beneficial ownership of 56,125 shares. The address of Joel R. and Charles C. Anderson is 202 North Court Street, Florence, Alabama 35630, and the address of Harold Anderson is 3101 Clairmont Road, Suite C, Atlanta, GA 30329.

(3)
Beneficial ownership of Jeffrey D. Benjamin is based on his amended Schedule 13D filed with the SEC reporting beneficial ownership of shares of A-Mark common stock at March 21, 2014 and additional advice provided to the Company. His beneficial ownership of A-Mark common stock totaled 789,332 shares, including 71,914 shares issuable to Mr. Benjamin upon exercise of stock options that are currently exercisable or will become exercisable within 60 days. The reported beneficial ownership also includes 250,000 shares held in a family trust as to which Mr. Benjamin neither has nor shares voting or dispositive power, as to which shares he disclaims beneficial ownership. Such beneficial ownership excludes 47,942 stock options that are not currently exercisable and will not become exercisable within 60 days. The address of Mr. Benjamin is 429 Santa Monica Blvd. Suite 230, Santa Monica, CA 90401.

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

(5)
Beneficial ownership of Gregory N. Roberts is based on his amended Schedule 13D filed with the SEC reporting beneficial ownership of A-Mark common stock at March 21, 2014 and additional advice provided to the Company. His beneficial ownership of A-Mark common stock totaled 944,510 shares, including 93,656 shares as to which Mr. Roberts shares voting and dispositive power with his wife and 778,938 shares owned directly by Silver Bow Ventures LLC (11.2% of the outstanding class) as to which Mr. Roberts shares voting and dispositive power with William Richardson, and including shares issuable to Mr. Roberts upon exercise of 71,916 options to acquire A-Mark common stock (as to which Mr. Roberts has sole voting and sole dispositive power).  The address of Mr. Roberts is 429 Santa Monica Blvd. Suite 230, Santa Monica, CA 90401.

Beneficial Ownership of Management

Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership		Percent of Outstanding Common Stock (1)
Joel R. Anderson (2)	727,016		10.4%
Jeffrey D. Benjamin (3)	813,303		11.5%
Ellis Landau	179,025		2.6%
Beverley Lepine	1,000		*
William Montgomery	248,662	(4)	3.6%
John U. Moorhead	18,272		*
Jess M. Ravich	257,226		3.7%
Gregory N. Roberts (5)	944,510		13.4%
Thor G. Gjerdrum	51,151	(6)	*
David W.G. Madge	—		*
All current directors and executive officers as a group (11 persons)	3,283,548	(6)	46.0%

_________________________________
*	Less than 1%.

(1)	See footnote (1) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(2)	See footnote (2) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(3)	See footnote (3) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(4)
Includes 177,745 shares that would be held in a trust as to which Mr. Montgomery has no voting power and limited dispositive power, and as to which shares Mr. Montgomery disclaims beneficial ownership.

(5)	See footnote (5) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(6)	Includes 158,213 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

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
Other Related Party Transactions
Sales and Purchases Made to Affiliate Companies
During the years ended June 30, 2015 and 2014, the Company made sales and purchases to various companies that had been under common control with A-Mark through the date of Distribution, and which have been deemed to be related parties as of June 30, 2015 and June 30, 2014.

in thousands
Years Ended June 30,	2015		2014
	Sales	Purchases	Sales	Purchases
Related Party Company
Calzona Ventures, LLC	$157	$—	$5,018	$464
Stack's Bowers Numismatics, LLC	7,364	9,201	11,925	11,187
Related party, total	$7,521	$9,201	$16,943	$11,651
As of June 30, 2015 and June 30, 2014, the Company's had related party receivables and payables balance as set forth below:

in thousands
June 30,	2015		2014
	Receivables	Payable	Receivables		Payable
Related Party Company
Calzona Ventures, LLC	$—	$—	$—		$67
Stack's Bowers Numismatics, LLC	2	10	2,563	(1)	205
SGI (Former Parent)	1,095	—	3,289		—
Related party, total	$1,097	$10	$5,852		$272

_________________________________
1) Includes a secured short-term loan receivable totaling $2.6 million bearing interest of 5.5% per annum, which was paid off in full, plus accrued interest, on August 19, 2014.

Secured Loans to Related Parties
On June 18, 2014, CFC assumed the rights to a secured portfolio of short-term loan receivable totaling $2.6 million from Stack's Bowers (a related party). The Company reflects this transaction as a financing arrangement with a related party, secured by the portfolio of short-term loan receivables collateralized by numismatic and semi numismatic products and bearing interest at 5.5% per annum. This secured loan was paid off in full, plus accrued interest, on August 19, 2014. As of June 30, 2015, the aggregate carrying value of this loan was $0.0 million.

On October 9, 2014, CFC entered into a loan agreement and related documents with Stack’s Bowers, providing for a secured line of credit in the maximum principal amount of up to $16.0 million, bearing interest at a competitive rate per annum, which is at an interest rate within the range of rates CFC charges its non-related parties. Advances under the line of credit are secured by numismatic and semi-numismatic products. As of June 30, 2015, the aggregate carrying value of this loan was $0.0 million .
During the years ended June 30, 2015 and 2014, the Company earned approximately $229,000 and $3,000 in interest income related to loans made to Stack's Bowers (see Note 4.)

Subsequent to fiscal 2015, on July 23, 2015, CFC entered into a loan agreement and related documents with Stack's Bowers, providing a secured line of credit in the maximum principal amount of up to $2.5 million, bearing interest at a competitive rate per annum, which is at an interest rate within the range of rates CFC charges its non-related parties. The amount of the initial draw was $1.8 million, which has subsequently been partially repaid. The loan is secured by numismatic and semi-numismatic products.
Secondment Agreement Fees and Reimbursements
Under the terms of the Secondment Agreement, A-Mark has agreed to make Gregory N. Roberts, our Chief Executive Officer, and Carol Meltzer, our Executive Vice President, General Counsel and Secretary, available to SGI for the performance of specified management and professional services following the spinoff in exchange for an annual secondment fee and reimbursement of certain bonus payments. The Secondment Agreement will terminate on June 30, 2016 and is subject to earlier termination under certain circumstances (see Note 1). The Company records the accrual of secondment fees as a reduction to selling, general and administration expense. During the years ended June 30, 2015 and 2014, the Company accrued $0.2 million and $0.2 million, respectively, of secondment fees related to secondment fees due by fiscal year-end. As of June 30, 2015 and June 30, 2014, the outstanding balance of secondment fees due from SGI was $0.0 million and $0.2 million, respectively.
Income Tax Sharing Obligations
The amounts receivable under the Company's income tax sharing obligation due from SGI, totaled $1.1 million, and $3.1 million as of June 30, 2015 and June 30, 2014, respectively, and is shown on the face of the consolidated balance sheets as income taxes receivable from Former Parent (see Note 9.)
Dividends Paid
During the year ended June 30, 2014, the Company paid to SGI dividends totaling $10.0 million, in regards to dividends declared prior to the spinoff. Following the spinoff, the Company initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share (see Note 13.)
Transaction with Affiliate of Board Member
In February 2015, A-M Global Logistics, LLC ("Logistics"), a wholly owned subsidiary of the Company that was formed to operate the Company's logistics fulfillment center in Las Vegas, Nevada, entered into various agreements with W. A. Richardson Builders, LLC ("WAR"), for the buildout of and improvements to the Las Vegas premises. The amount involved under the WAR contract was approximately $1.2 million, and Logistics paid WAR a fee equal to 5.0% of the contract work, or approximately $0.1 million. The spouse of the Chairman of the Company's Audit Committee, Ellis Landau, is an owner and a managing member of WAR.
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

Policy and Procedures Governing Related Party Transactions
Our Board of Directors has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “Statement of Policy Regarding Transactions with Related Persons.” Our policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our general counsel any proposed “related person transaction” (defined as any transaction or series of related transactions that is reportable by us under Item 404(a) of

Regulation S-K in which we are or will be a participant and the amount involved exceeds $120,000) in which such related person has or will have a direct or indirect material interest, together with all material facts with respect thereto. The general counsel must promptly communicate such information to our Audit Committee (references in this paragraph to the Audit Committee include any other independent body of our Board of Directors, which may act instead of the Audit Committee). No related-person transaction will be entered into without the approval or ratification of our Audit Committee. It is our policy that directors interested in a related-person transaction will recuse themselves from any such vote. Our policy does not specify the standards to be applied by our Audit Committee in determining whether or not to approve or ratify a related-person transaction, and we accordingly anticipate that these determinations will be made in accordance with principles of Delaware law generally applicable to directors of a Delaware corporation.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Grant Thornton, LLP audited the Company's consolidated financial statements for the fiscal year ended June 30, 2015, and has served as our independent registered public accounting firm since June 12, 2015.
BDO USA, LLP audited the Company's consolidated financial statements for the fiscal year ended June 30, 2014 and served as our independent registered public accounting firm until May 18, 2015.
Fees to Independent Registered Public Accounting Firm for Fiscal Years 2015 and 2014
The following table sets forth by fee category the aggregate fees for professional services rendered by (i) Grant Thornton, LLP for the fiscal year ended June 30, 2015 and (ii) BDO USA, LLP for the fiscal year ended June 30, 2014 and for the period from July 1, 2014 through May 18, 2015.

in thousands
Years Ended June 30,	2015	2014
Fee Category	Grant Thornton LLP	BDO USA LLP
Audit fees (1)	$515	$490
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$515	$490

_________________________________

(1)
 Audit fees consisted of services rendered by the principal accountant for the audit and reviews of our annual and quarterly condensed consolidated financial statements. Such audit fees exclude fees of $262,000 charged by BDO USA, LLP related to audit services performed in fiscal year 2015.

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

Date:	September 24, 2015	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

	September 24, 2015	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Gianluca Marzola
			Name:	Gianluca Marzola
			Title:	Chief Accounting Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Chairman of the Board	September 24, 2015
Jeffrey D. Benjamin

/s/ Gregory N. Roberts	Chief Executive Officer and Director	September 24, 2015
Gregory N. Roberts	(Principal Executive Officer)

/s/ Gianluca Marzola	Chief Accounting Officer	September 24, 2015
Gianluca Marzola	(Principal Financial Officer)

/s/ Joel R. Anderson	Director	September 24, 2015
Joel R. Anderson

/s/ Ellis Landau	Director	September 24, 2015
Ellis Landau

/s/ Beverley Lepine	Director	September 24, 2015
Beverley Lepine

/s/ William Montgomery	Director	September 24, 2015
William Montgomery

/s/ John U. Moorhead	Director	September 24, 2015
John U. Moorhead

/s/ Jess M. Ravich	Director	September 24, 2015
Jess M. Ravich

ITEM 6. EXHIBITS

Regulation S-K Exhibit Table Item No.	Description of Exhibit
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

10.19
Amendment No. 1 to Amended and Restated Employment Agreement, effective as of March 14, 2014, by and among A-Mark Precious Metals, Inc., Collateral Finance Corporation, Spectrum Group International, Inc. and Thor C. Gjerdrum. Incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K for the year ended June 30, 2014.

10.20
Employment Agreement, effective as of March 14, 2014, by and between Greg Roberts and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-K for the year ended June 30, 2014.

10.21
Employment Agreement, dated August 29, 2011, by and between A-Mark Precious Metals, Inc. and David Madge. Incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1; Registration No. 333-192260.

10.22		Form of 2014 Stock Award and Incentive Plan of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1; Registration No. 333-192260.
10.23	*	Air Cargo Center Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated November 21, 2014.
10.24	*	First Amendment to Air Cargo Center Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated August 28, 2015.
10.25
Amended and Restated Uncommitted Facility Letter, dated September 2, 2015, between BNP Paribas and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 16, 2015.

16.1		Letter from BDO USA, LLP, dated May 22, 2015. Incorporated by reference to Exhibit 16 of the Report on Form 8-K filed on May 22, 2015.
21	*	List of Subsidiaries of A-Mark Precious Metals, Inc.
31.1	*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Calculation Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________________
*	Filed herewith

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(D) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
None.