Form 10-Q
period 2015-09-30
A-Mark Precious Metals, Inc.
filed 2015-11-12
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 9, 2015, the registrant had 6,973,549 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2015

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2015	June 30, 2015

ASSETS
Current assets:
Cash	$5,044	$20,927
Receivables, net	47,899	30,025
Derivative assets	10,626	11,364
Secured loans receivables	49,766	48,666

Inventories:
Inventories	204,476	152,076
Restricted inventories	50,030	39,425
	254,506	191,501

Income taxes receivable	6,024	7,846
Income taxes receivable from Former Parent	1,095	1,095
Prepaid expenses and other assets	1,074	1,202
Total current assets	376,034	312,626

Property and equipment, net	2,832	2,850
Goodwill	4,884	4,884
Intangibles, net	2,273	2,369
Long-term secured loans receivables	650	650
Long-term investments	2,500	2,500
Deferred tax assets - non-current	23	23
Total assets	$389,196	$325,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$176,900	$147,000
Liability on borrowed metals	4,009	9,500
Product financing arrangement	50,030	39,425
Accounts payable	78,499	50,639
Derivative liabilities	12,893	17,897
Accrued liabilities	4,242	5,330
Deferred tax liability - current	1,593	149
Total current liabilities	328,166	269,940

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of September 30, 2015 and June 30, 2015	—	—
Common Stock, par value $0.01; 40,000,000 authorized; 6,973,549 and 6,973,549 issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	70	70
Additional paid-in capital	22,523	22,470
Retaining earnings	38,437	33,422
Total stockholders’ equity	61,030	55,962
Total liabilities and stockholders’ equity	$389,196	$325,902

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

	Three Months Ended
	September 30, 2015	September 30, 2014
Revenues	$2,006,936	$1,453,466
Cost of sales	1,992,512	1,447,736
Gross profit	14,424	5,730

Selling, general and administrative expenses	(6,408)	(4,219)
Interest income	1,933	1,477
Interest expense	(1,234)	(1,063)
Unrealized losses on foreign exchange	(39)	(9)
Net income before provision for income taxes	8,676	1,916
Provision for income taxes	(3,312)	(778)
Net income	$5,364	$1,138

Basic and diluted income per share:
Basic - net income	$0.77	$0.16
Diluted - net income	$0.76	$0.16
Weighted average shares outstanding:
Basic	6,973,500	6,962,742
Diluted	7,058,700	7,065,700

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, June 30, 2015	6,973,549	$70	$22,470	$33,422	$55,962
Net income	—	—	—	5,364	5,364
Share-based compensation	—	—	53	—	53
Dividends declared	—	—	—	(349)	(349)
Balance, September 30, 2015	6,973,549	$70	$22,523	$38,437	$61,030

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

Three Months Ended	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net Income	$5,364	$1,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	303	228
Deferred income taxes	1,444	—
Interest added to principal of secured loans	(26)	(91)
Share-based compensation	53	62
Changes in assets and liabilities:
Receivables	(17,223)	(19,286)
Secured loans	340	1,992
Secured loans to Former Parent	(710)	2,562
Derivative assets	738	(24,026)
Income tax receivable	1,822	—
Inventories	(63,005)	16,314
Prepaid expenses and other current assets	128	(115)
Accounts payable	27,860	5,816
Derivative liabilities	(5,004)	21,680
Liabilities on borrowed metals	(5,491)	3,289
Accrued liabilities	(1,088)	(2,135)
Income taxes payable	—	(1,794)
Net cash (used in) provided by operating activities	(54,495)	5,634
Cash flows from investing activities:
Capital expenditures for property and equipment	(189)	(53)
Purchase of cost method investment	—	(1,111)
Secured loans, net	(1,355)	(1,809)
Net cash used in investing activities	(1,544)	(2,973)
Cash flows from financing activities:
Product financing arrangement, net	10,605	(3,997)
Dividends paid	(349)	—
Borrowings under lines of credit, net	29,900	(7,200)
Net cash provided by (used in) financing activities	40,156	(11,197)

Net decrease in cash and cash equivalents	(15,883)	(8,536)
Cash and cash equivalents, beginning of period	20,927	13,193
Cash and cash equivalents, end of period	$5,044	$4,657

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$1,134	$1,003
Income taxes	$—	$2,572
Non-cash investing and financing activities:
Interest added to principal of secured loans	$26	$91

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
The Company's wholly-owned subsidiary, A-M Global Logistics, LLC ("Logistics"), operates the Company's logistics fulfillment center based in Las Vegas, Nevada, which began operations in July 2015. Logistics provides our customers an array of complementary services, including storage, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis.
Spinoff from Spectrum Group International, Inc.
On March 14, 2014, the Company's former parent, Spectrum Group International, Inc. ("SGI" or the "Former Parent"), effected a spinoff (the "spinoff" or the "Distribution") of the Company from SGI. As a result of the Distribution, the Company became a publicly traded company independent from SGI. On March 17, 2014, A-Mark’s shares of common stock commenced trading on the NASDAQ Global Select Market under the symbol "AMRK."
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2015 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2015 Annual Report.

Reclassifications
Certain previously reported amounts have been reclassified to conform to the current fiscal quarter's condensed consolidated financial statement presentation. In the previous reported periods, account receivables included secured loans and derivative assets; these components are shown as separate lines items on the condensed consolidated balance sheets and cash flow statements. Similarly, accounts payables included derivative liabilities; these components are shown as separate lines items on the condensed consolidated balance sheets and cash flow statements.
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
Foreign Currency
The functional currency of the Company is the United States dollar ("USD"). Also, the functional currency of the Company's wholly-owned foreign subsidiary, AMTAG, is USD, but it maintains its books of record in Euros. The Company remeasures the financial statements of AMTAG into USD. The remeasurement of local currency amounts into USD creates remeasurement gains and losses, which are included in the condensed consolidated statements of income.
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
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Neither the commemorative coin inventory nor the premium component of our inventory is hedged (see Note 6.)
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
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the Accounting Standards Codification ("ASC".) Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. As of September 30, 2015 and June 30, 2015, the Company had no impairments.
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
Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of September 30, 2015 and June 30, 2015, management concluded that an impairment was not required.
Investments
Investments into noncontrolled entities that do not have readily determinable fair values (i.e., non-marketable equity securities) under Cost Method Investments Topic 325-20 of the ASC are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company assesses all cost-method investments for impairment quarterly. Below is a summary of the Company's cost-method investments.
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
As of September 30, 2015, the aggregate carrying amount of the Company’s cost-method investments was $2.5 million. There were no identifiable events or changes in circumstances that may have had a significant adverse effect on the fair value. As a result, no impairment loss was recorded, nor were any dividends received during the three months ended September 30, 2015 and 2014.
On October 26, 2015, the Company entered into an amended and restated agreement with one of its customers, an online retailer of generic gold and silver coins and bullion, to increase the Company's ownership of the retailer's outstanding common stock from 9% to up to 20% on a fully diluted basis (see Note 18.)
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
Interest Income
The Company uses the effective interest method to recognize interest income on its secured loans transactions. For these arrangements, the Company maintains a security interest in the precious metals and records interest income over the terms of the receivable. Recognition of interest income is suspended and the loan is placed on non-accrual status when management determines that collection of future interest income is not probable. The interest income accrual is resumed, and previously suspended interest income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income (see Note 5.)
Interest Expense
The Company incurs interest expense and related fees as a result of usage under its lines of credit, product financing arrangements and liability on borrowed metals.
The Company incurs interest expense based on usage under its Trading Credit Facility recording interest expense using the effective interest method.
The Company incurs financing fees (classified as interest expense) as a result of its product financing arrangements for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. During the term of this type of financing agreement, a third party finance company holds the Company's inventory as collateral, with the intent to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in Product Financing Arrangements Topic 470-40 of the ASC. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation. In addition, the Company incurs a financing fee related to custodial storage facility charges related to the transferred collateral inventory; this collateral is classified as restricted inventory on our condensed consolidated balance sheets.
Additionally, the Company incurs interest expense when we borrow precious metals from our suppliers under short-term arrangements, which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. This liability is reflected in the condensed consolidated balance sheet as a liability on borrowed metals.
Derivative Instruments
The Company’s inventory, purchase and sale commitments transactions consist of precious metals bearing products. The value of our inventory and these commitments is intimately linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only major credit worthy financial institutions. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions. Notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity.
Commodity futures and forward contract transactions are recorded at fair value on the trade date. The difference between the original contract value and the market value of the open futures and forward contracts are reflected in derivative assets or derivative liabilities in the condensed consolidated balance sheet at fair value.
The Company records the change between market value and trade value of the underlying open commodity contracts as a derivative asset or liability, and the Company correspondingly records the related unrealized gains or losses. The change in unrealized gain (loss) on open commodity contracts from one period to the next is reflected in net gain (loss) on derivative instruments. These unrealized gains and losses are included as a component of cost of sales on the condensed consolidated statements of income. Gains or losses resulting from the termination of commodity contracts are reported as realized gains or losses on commodity contracts, which is recorded as a component of cost of sales on the condensed consolidated statements of income.
The Company enters into derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the condensed consolidated statements of income (see Note 10.)
Advertising
Advertising costs are expensed as incurred, and are included in selling, general and administrative expenses in the condensed consolidated statements of income. Advertising expense was $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2015 and 2014.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $2.3 million and $1.5 million, respectively, for the three months ended September 30, 2015 and 2014.
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
The Company accounts for uncertainty in income taxes under the provisions of ASC 740. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the condensed consolidated statements of income. Please refer to Note 11 for further discussion regarding these provisions.
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
The Company's condensed consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the Distribution rather than a member of the consolidated income tax return group of its former parent, Spectrum Group International, Inc. Following its spin-off, the Company files federal and state income tax filings that are separate from the Former Parent's tax filings. The Company recognizes current and deferred income taxes as a separate taxpayer for periods ending after the date of Distribution.
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

A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. There is no dilutive effect of stock appreciation rights ("SARs"), as such obligations are not settled and were out of the money for the three months ended September 30, 2015 and 2014.

in thousands
	Three Months Ended
	September 30, 2015	September 30, 2014
Basic weighted average shares outstanding (1)	6,974	6,963
Effect of common stock equivalents — stock issuable under outstanding equity awards	85	103
Diluted weighted average shares outstanding	7,059	7,066

_________________________________
(1)	Basic weighted average shares outstanding include the effect of vested but unissued restricted stock grants.
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
In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU No. 2014-16 clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU No. 2014-16 clarifies that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting ASU No. 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. ASU No. 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which will be our fiscal year 2017 (or July 1, 2016). Early adoption is permitted. We are still evaluating what impact, if any, this ASU will have on the Company’s consolidated financial position, results of operations or cash flows and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year. With the deferral, the new standard is effective for the Company, on July 1, 2018, with early adoption permitted one year prior. The standard permits the use of either the retrospective or cumulative effect transition method. We are still evaluating what impact this standard will have on the Company’s consolidated financial position, results of operations or cash flows and related disclosures.

3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2015 and June 30, 2015.

in thousands
	September 30, 2015		June 30, 2015
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$5,044	$5,044	$20,927	$20,927
Receivables, and advances, net	47,899	47,899	30,025	30,025
Secured loans	50,416	50,416	49,316	49,316
Derivative assets - open sale and purchase commitments, net	7,508	7,508	1,722	1,722
Derivative assets - futures contracts	2,842	2,842	5,363	5,363
Derivative assets - forward contracts	276	276	4,279	4,279
Income taxes receivable from Former Parent	1,095	1,095	1,095	1,095
Financial liabilities:
Lines of credit	$176,900	$176,900	$147,000	$147,000
Liability for borrowed metals	4,009	4,009	9,500	9,500
Product financing obligation	50,030	50,030	39,425	39,425
Derivative liabilities - liability on margin accounts	6,367	6,367	6,908	6,908
Derivative liabilities - open sale and purchase commitments, net	6,183	6,183	10,989	10,989
Derivative liabilities - forward contracts	343	343	—	—
Accounts payable, advances and other payables	78,499	78,499	50,639	50,639
Accrued liabilities	4,242	4,242	5,330	5,330
The fair values of the financial instruments shown in the above table as of September 30, 2015 and June 30, 2015 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.
The carrying amounts of cash and cash equivalents, secured loans, accounts receivable, consignor advances, accounts payable and accrued liabilities approximated fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.
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
The significant assumptions used to determine the carrying value and the related fair value of the financial instruments are described below:

Inventory. Inventories principally include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium is readily determined, as it is published by multiple reputable sources. Except for commemorative coin inventory, which are included in inventory at the lower of cost or market, the Company’s inventories are subsequently recorded at their fair market values on a daily basis. The fair value for commodities inventory (i.e., inventory excluding commemorative coins) is determined using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory are classified in Level 1 of the valuation hierarchy.
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
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and June 30, 2015 aggregated by the level in the fair value hierarchy within which the measurements fall:

	September 30, 2015
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Inventory (1)	$254,343	$—	$—	$254,343
Derivative assets — open sale and purchase commitments, net	7,508	—	—	7,508
Derivative assets — futures contracts	2,842	—	—	2,842
Derivative assets — forward contracts	276	—	—	276
Total assets valued at fair value	$264,969	$—	$—	$264,969
Liabilities:
Liability on borrowed metals	$4,009	$—	$—	$4,009
Product financing arrangement	50,030	—	—	50,030
Derivative liabilities — Liability on margin accounts	6,367	—	—	6,367
Derivative liabilities — open sales and purchase commitments, net	6,183	—	—	6,183
Derivative liabilities — forward contracts	343	—	—	343
Total liabilities, valued at fair value	$66,932	$—	$—	$66,932
____________________
(1) Commemorative coin inventory totaling $0.2 million is held at lower of cost or market and is thus excluded from this table.

	June 30, 2015
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Inventory (1)	$189,983	$—	$—	$189,983
Derivative assets — open sale and purchase commitments, net	1,722	—	—	1,722
Derivative assets — futures contracts	5,363	—	—	5,363
Derivative assets — forward contracts	4,279	—	—	4,279
Total assets, valued at fair value	$201,347	$—	$—	$201,347
Liabilities:
Liability on borrowed metals	$9,500	$—	$—	$9,500
Product financing arrangement	39,425	—	—	39,425
Derivative liabilities — Liability on margin accounts	6,908	—	—	6,908
Derivative liabilities — open sale and purchase commitments, net	10,989	—	—	10,989
Total liabilities valued at fair value	$66,822	$—	$—	$66,822
____________________
(1) Commemorative coin inventory totaling $1.5 million is held at lower of cost or market and is thus excluded from this table.
There were no transfers in or out of Level 2 or 3 during the three months ended September 30, 2015.
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
The Company uses level-three inputs to measure the fair value of its cost method investments on a non-recurring basis. The Company's investments in ownership interests in noncontrolled entities do not have readily determinable fair values and were recorded at cost, $2.5 million, in aggregate. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the materiality of the instruments to the Company. There were no gains or losses recognized in earnings associated with the Company's ownership interests in these noncontrolled entities during the three months ended September 30, 2015.
The Company uses level-three inputs to measure the fair value of goodwill and other intangibles on a non-recurring basis. These assets are measured at cost and are written down to fair value on the annual measurement dates or on the date of a triggering event, if impaired. As of September 30, 2015, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the three months ended September 30, 2015.

4.	RECEIVABLES
Receivables consist of the following as of September 30, 2015 and June 30, 2015:

in thousands
	September 30, 2015	June 30, 2015

Customer trade receivables	$11,194	$11,835
Wholesale trade advances	26,810	12,164
Due from brokers	9,925	6,056
Subtotal	47,929	30,055
Less: allowance for doubtful accounts	(30)	(30)
Receivables, net	$47,899	$30,025
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
Due from brokers. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts (see Note 10).
Allowance for Doubtful Accounts
Allowances for doubtful accounts are recorded based on specifically identified receivables, which the Company has identified as potentially uncollectible. A summary of the activity in the allowance for doubtful accounts is as follows:

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Quarter Ended September 30, 2015	$30	$—	$—	$30
Year Ended June 30, 2015	$30	$—	$—	$30

5.	SECURED LOANS RECEIVABLES
Below is a summary of the carrying-value of our secured loans as of September 30, 2015 and June 30, 2015:

in thousands
	September 30, 2015		June 30, 2015

Secured loans originated	$35,564		$36,778
Secured loans originated - with a related party	716		—
	36,280		36,778
Secured loans acquired	14,136	(1)	12,538	(2)
Secured loans, total	$50,416		$49,316
_________________________________
(1)    Includes $99,000 of amortized loan premium as of September 30, 2015.
(2)    Includes $99,000 of amortized loan premium as of June 30, 2015.
Secured loans - originated: Secured loans include short-term loans, which include a combination of on-demand lines and short term facilities, and long-term loans that are made to our customers (i.e., originated secured loans). These loans are fully secured by the customers' assets that include bullion, numismatic and semi-numismatic material, which are typically held in safekeeping by the Company. (See Note 12, for further information regarding our secured loans made to related parties.)

Secured loans - acquired: Secured loans also include short-term loans, which include a combination of on-demand lines and short term facilities that are purchased from our customers. The Company acquires a portfolio of their loan receivables at price that approximates the aggregate carrying-value of the each loan in the portfolio, as determined on the effective transaction date. Each loan in the portfolio is fully secured by the borrowers' assets, which include bullion, numismatic and semi-numismatic material that are held in safekeeping by the Company. Typically, our customer retains the responsibility for the servicing and administration of the loans.
    As of September 30, 2015 and June 30, 2015, our secured loans carried weighted-average effective interest rates of 8.4% and 8.5%, respectively, and mature in periods generally ranging from on-demand to two years.
The secured loans that the Company generates with active customers of A-Mark are reflected as an operating activity on the condensed consolidated statements of cash flows. The secured loans that the Company generates with borrowers who are not active customers of A-Mark are reflected as an investing activity on the condensed consolidated statements of cash flows as secured loans, net. For the secured loans that are reflected as an investing activity and have terms that allow the borrower to increase their loan balance (at the discretion of the Company) based on the excess value of their collateral compared to their aggregate principal balance of loan and are repayable on demand or in the short-term, the borrowings and repayments are netted on the condensed consolidated statements of cash flows. In contrast, for the secured loans that are reflected as an investing activity and do not contain a revolving credit-line feature or have long-term maturities, the borrowed funds are shown at gross as other originated secured loans, segregated from the repayments of the principal, which are shown as principal collections on other originated secured loans on the condensed consolidated statements of cash flows.
Credit Quality of Secured Loans Receivables and Allowance for Credit Losses
The Company applies a systematic methodology to determine the allowance for credit losses for secured loan receivables. The secured loan receivables portfolio is comprised solely of secured loans with similar risk profiles. This similarity allows the Company to apply a standard methodology to determine the credit quality for each loan. The credit quality of each loan is generally determined by the secured material, the initial and ongoing collateral value determination and the assessment of loan to value determination. Typically, the Company's secured loan receivables within its portfolio have similar credit risk profiles and methods for assessing and monitoring credit risk.
The Company evaluates its loan portfolio in one of three classes of secured loan receivables: those loans secured by: 1) bullion 2) numismatic items and 3) customers' pledged assets, which may include bullion and numismatic items. The Company's secured loans by portfolio class, which align with management reporting, are as follows:

in thousands
	September 30, 2015		June 30, 2015
Bullion	$17,121	34.0%	$16,250	33.0%
Numismatic and semi numismatic	32,445	64.3	32,216	65.3
Subtotal	49,566	98.3	48,466	98.3
Other pledged assets(1)	850	1.7	850	1.7
Total secured loans	$50,416	100.0%	$49,316	100.0%

_________________________________
(1)	Includes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
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

in thousands
	September 30, 2015		June 30, 2015
Loan-to-value of 75% or more (1)	$27,418	55.3%	$17,153	35.4%
Loan-to-value of less than 75% (1)	22,148	44.7	31,313	64.6
Secured loans collateralized by precious metal products (1)	$49,566	100.0%	$48,466	100.0%

_________________________________
(1)	Excludes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
    The Company had three loans with a loan-to-value ratio in excess of 100% at September 30, 2015; the aggregate balance of these loans totaled $227,000 or 0.5% of the secured loan balance. At June 30, 2015, the Company had one loan with a loan-to-value ratio in excess of 100%, the aggregate balance of this loan totaled $175,600 or 0.4% of the secured loan balance. The primary reason for the increase in the loan-to-value ratio of 75% or more from June 30, 2015 to September 30, 2015 was the decline in the value of the underlying precious metal products.
For the Company's secured loans where the loan-to-value ratio is not a valid indicator (because the loans are collateralized by other assets of the borrower in addition to their precious metal inventory) the Company uses other indicators to measure the quality of this type of loan. For this type of loan, the Company uses the following credit quality indicators: accounts receivable-to-loan ratios and inventory-to-loan ratios and delinquency status of the loan.
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
For the three months ended September 30, 2015 and 2014, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which at the Company's option may or may not receive. Below, our inventory is summarized by classification at September 30, 2015 and June 30, 2015:

in thousands
	September 30, 2015	June 30, 2015
Inventory held for sale	$118,796	$86,353
Repurchase arrangements with customers	75,910	49,117
Consignment arrangements with customers	5,598	5,588
Commemorative coins, held at lower of cost or market	163	1,518
Borrowed precious metals from suppliers	4,009	9,500
Product financing arrangements, restricted	50,030	39,425
	$254,506	$191,501
Inventory held for sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of September 30, 2015 and June 30, 2015, the inventory held for sale totaled $118.8 million and 86.4 million, respectively.
Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2015 and June 30, 2015, included within inventory is $75.9 million and $49.1 million, respectively, of precious metals products subject to repurchase.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of September 30, 2015 and June 30, 2015 totaled $5.6 million and $5.6 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the precious metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, are included in inventory at the lower of cost or market and totaled $0.2 million and $1.5 million as of September 30, 2015 and June 30, 2015, respectively.
Borrowed Precious Metals from Suppliers. Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis that are held by the supplier. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $4.0 million and $9.5 million as of September 30, 2015 and June 30, 2015, respectively.

Product Financing Arrangements. Inventories include amounts for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. Pursuant to the guidance in ASC 470-40 Product Financing Arrangements, these transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $50.0 million and $39.4 million as of September 30, 2015 and June 30, 2015, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 10.)
Premium component of inventory
The Company's inventories primarily include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: (1) published market values attributable to the cost of the raw precious metal, and (2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium is readily determined, as it is published by multiple reputable sources. The premium is included in the cost of the inventory, paid at acquisition, and is a component of the total fair market value of the inventory. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged.
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
The premium component, at market value, included in the inventories as of September 30, 2015 and June 30, 2015 totaled $3.5 million and $3.3 million, respectively. As of September 30, 2015 and June 30, 2015, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(5.2) million and $(3.9) million, respectively.
7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2015 and June 30, 2015:

in thousands
	September 30, 2015	June 30, 2015
Office furniture, fixtures and equipment	$844	$616
Computer equipment	368	368
Computer software	2,376	2,376
Leasehold improvements	1,661	1,700
Subtotal	5,249	5,060
Less: accumulated depreciation	(2,417)	(2,210)
Property and equipment, net	$2,832	$2,850
Depreciation expense for the three months ended September 30, 2015 and 2014 was $0.2 million and $0.1 million, respectively.
8. GOODWILL AND INTANGIBLE ASSETS
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
The carrying value of other purchased intangibles as of September 30, 2015 and June 30, 2015 is as described below:

dollar amounts in thousands
		September 30, 2015			June 30, 2015
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade-name	Indefinite	$454	$—	$454	$454	$—	$454
Existing customer relationships	5 - 15	5,747	(3,928)	1,819	5,747	(3,832)	1,915
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Purchased intangibles subject to amortization		7,942	(6,123)	1,819	7,942	(6,027)	1,915
		$8,396	$(6,123)	$2,273	$8,396	$(6,027)	$2,369
The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be four to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended September 30, 2015 and 2014 was $0.1 million and $0.1 million, respectively.
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal year ending June 30,	Amount
Fiscal 2016 (9 months remaining)	$289
2017	385
2018	385
2019	385
2020	375
Thereafter	—
Total	$1,819

9.	ACCOUNTS PAYABLE
Accounts payable consist of the following:

in thousands
	September 30, 2015	June 30, 2015
Trade payable to customers payables	$1,026	$128
Advances from customers	59,877	38,039
Liability on deferred revenue	15,069	11,039
Other accounts payable	2,527	1,433
	$78,499	$50,639

10.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
The Company is exposed to market risk, such as change in commodity prices, and foreign exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative products, such as forwards and futures contracts. By policy, the Company historically has entered into derivative financial instruments for the purpose hedging substantially all of Company's market exposure to precious metals prices, and not for speculation reasons.
Commodity Price Management
The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories, by employing a variety of hedging strategies. These strategies include the management of exposure to changes in the market values of the Company's trading inventories through the purchase and sale of a variety of derivative instruments, such as, forwards and futures contracts.
The Company's trading inventories and purchase and sale transactions consist primarily of precious metal bearing products. The value of these assets and liabilities are marked-to-market daily to the prevailing closing price of the underlying precious metals.
The Company's precious metals inventories are subject to market value changes, created by changes in the underlying commodity market prices. Inventories purchased or borrowed by the Company are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.
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
The Company enters into these derivative transactions solely for the purpose of hedging our inventory subject to price risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC, whereby the gains or losses would be deferred and included as a component of other comprehensive income. Instead, gains or losses resulting from the Company's futures and forward contracts and open sale and purchase commitments are reported as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability.
Derivative Assets and Liabilities
The Company's derivative assets and liabilities represent the net fair value of the difference (or intrinsic value) between market values and trade values at the trade date for open precious metals sale and purchase contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled. The Company's derivative assets and liabilities represent the net fair value of open precious metals forwards and futures contracts. The precious metals forwards and futures contracts are settled at the contract settlement date.
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). Substantially all of these transactions are secured by the underlying metals positions. As such, the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of September 30, 2015 and June 30, 2015.

	September 30, 2015				June 30, 2015

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$10,624	$(3,116)	$—	$7,508	$2,815	$(1,093)	$—	$1,722
Future contracts	9,917	(7,075)	—	2,842	11,159	(5,796)	—	5,363
Forward contracts	670	(394)	—	276	4,279	—	—	4,279
	$21,211	$(10,585)	$—	$10,626	$18,253	$(6,889)	$—	$11,364
Nettable derivative liabilities:
Open sale and purchase commitments	$7,562	$(1,379)	$—	$6,183	$11,723	$(734)	$—	$10,989
Margin commitments	11,436	—	(5,069)	6,367	12,430	—	(5,522)	6,908
Future contracts	—	—		—	—	—		—
Forward contracts	348	(5)	—	343	—	—	—	—
	$19,346	$(1,384)	$(5,069)	$12,893	$24,153	$(734)	$(5,522)	$17,897
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in sales and purchase transactions with the Company. They also include collateral limits for different types of sale and purchase transactions that counterparties may engage in from time to time.
Gain or Loss on Derivative Instruments
The Company records the derivative at the trade date with a corresponding unrealized gain (loss), which is reflected in the cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transaction is physically settled. Sales which are physically settled are recognized at the gross amount in the consolidated statements of income. Below, is a summary of the net losses on derivative instruments for the three months ended September 30, 2015 and 2014.

in thousands
	Three Months Ended
	September 30, 2015	September 30, 2014
Gain (loss) on derivative instruments:
Unrealized loss on open future commodity and forward contracts and open sale and purchase commitments, net	$(3,816)	$1,278
Realized loss on future commodity contracts, net	(10,592)	(7,634)
Total	$(14,408)	$(6,356)
The Company’s open sale and purchase commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at quarter-end typically settle within 30 days.

Summary of Hedging Activity
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of September 30, 2015 and at June 30, 2015.

in thousands
	September 30, 2015	June 30, 2015
Inventory	$254,506	$191,501
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(163)	(1,518)
Premium on metals position	(3,529)	(3,255)
Inventory value not hedged	(3,692)	(4,773)

Subtotal	250,814	186,728
Commitments at market:
Open inventory purchase commitments	556,388	444,023
Open inventory sales commitments	(477,089)	(249,081)
Margin sale commitments	(11,436)	(12,430)
In-transit inventory no longer subject to market risk	(16,625)	(13,807)
Unhedgable premiums on open commitment positions	6,356	528
Inventory borrowed from suppliers	(4,009)	(9,500)
Product financing obligation	(50,030)	(39,425)
Advances on industrial metals	3,709	3,340
Inventory subject to price risk	258,078	310,376

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	123,658	202,323
Precious metals futures contracts at market values	134,367	107,993
Total market value of derivative financial instruments	258,025	310,316

Net inventory subject to commodity price risk	$53	$60
Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of September 30, 2015 and June 30, 2015, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	September 30, 2015	June 30, 2015
Purchase commitments	$556,388	$444,023
Sales commitments	(477,089)	(249,081)
Margin sales commitments	(11,436)	(12,430)
Open forward contracts	123,658	202,323
Open futures contracts	134,367	107,993
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase orders are not reflected in the accompanying condensed consolidated balance sheet; as required, the Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At September 30, 2015, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations of its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized net gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $(39,000) and $(9,000) for the three months ended September 30, 2015 and 2014, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at September 30, 2015 was $1.2 million and $4.1 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2015 was $6.2 million and $9.9 million, respectively.
11.     INCOME TAXES
The Company files a consolidated federal income tax return based on a June 30th tax year end. The provision for income taxes for the three months ended September 30, 2015 and 2014 consists of the following:

in thousands
	Three Months Ended
	September 30, 2015	September 30, 2014
Federal	$3,052	$680
State and local	260	98
Provision for income taxes	$3,312	$778

The effective tax rate for the three months ended September 30, 2015 and 2014 is as follows:

in thousands
	Three Months Ended
	September 30, 2015	September 30, 2014
Effective tax rate	38.2%	40.6%
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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended September 30, 2015, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As of September 30, 2015 and 2014, the Company had $0.1 million and $0.3 million, respectively, of valuation allowance for its realizability of deferred tax assets. The Company will continue to assess the need for a valuation allowance in the future by evaluating both positive and negative evidence that may exist.
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
As of September 30, 2015, the Company has state and city net operating loss carryforwards of approximately $16.0 million, which expire beginning with the year ending June 30, 2030. The tax effect of the state and city net operating loss carryforwards included in the Company's deferred tax assets is $16.0 million. Due to limitations on the ability to use certain state and city net operating loss carryforwards, the Company has recorded a valuation allowance of $0.1 million against these assets as the Company believes that it is not more likely than not that they will realize the benefit of these carryforwards.
As of September 30, 2015, the Company had $243,000 of unrecognized tax benefits and $105,000 of liabilities for interest expense related to uncertain tax positions. Of the total unrecognized tax benefits, $243,000 would reduce the Company's effective tax rate, if recognized. For the three months ended September 30, 2015 and 2014, the Company recognized approximately $5,000 of interest expense and $0 of interest expense related to uncertain tax positions, respectively. For the three months ended September 30, 2015 and 2014, the Company had no additional accruals for tax penalties.
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
In connection with the spinoff, the Company entered into a tax separation agreement with SGI (the "Tax Separation Agreement").  The Tax Separation Agreement governs the respective rights, responsibilities and obligations of SGI and us with respect to, among other things, liabilities for U.S. federal, state, local and other taxes. In addition to the allocation of tax liabilities, the Tax Separation Agreement addresses the preparation and filing of tax returns for such taxes and disputes with taxing authorities regarding such taxes. Pursuant to the Tax Separation Agreement, A-Mark may be responsible for any tax amount related to A-Mark that is incurred as the result of adjustments made during the Internal Revenue Service examination or other tax jurisdictions' examinations of the Former Parent. Under the terms of the Tax Separation Agreement, SGI will have the responsibility to prepare and file tax returns for tax periods ending prior to the Distribution date and for tax periods which include the Distribution date but end after the Distribution date, which will include A-Mark and its subsidiaries.
These tax returns will be prepared on a basis consistent with past practices. The Company will cooperate in the preparation of these tax returns and have an opportunity to review and comment on these returns prior to filing. A-Mark will pay all taxes attributable to A-Mark and its subsidiaries, and will be entitled to any refund with respect to taxes it has paid.
The amounts receivable under the Company's income tax sharing obligation due from SGI totaled $1.1 million, and $1.1 million as of September 30, 2015 and June 30, 2015, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes receivable from Former Parent. Based on the terms to the Tax Separation Agreement, payment is due to the Company after SGI files its tax return and is in receipt of its tax refund from the IRS. Furthermore, pursuant to the terms of the Tax Separation Agreement, the Company has been allocated approximately $15.7 million of state net operating losses. These net operating losses resulted in a deferred tax asset of $0.5 million.

12. RELATED PARTY TRANSACTIONS
Sales and Purchases Made to Affiliated Companies
During the three months ended September 30, 2015 and 2014, the Company made sales and purchases to various companies that had been under common control with A-Mark through the date of Distribution, and which have been deemed to be related parties.

in thousands
	Three Months Ended
	September 30, 2015			September 30, 2014
	Sales		Purchases	Sales	Purchases
Related Party Company
Calzona Ventures, LLC	$—		$—	$157	$—
Stack's Bowers Numismatics, LLC	10,482	(1)	27,004	1,395	2,921
Related party, total	$10,482		$27,004	$1,552	$2,921
_______________________________
(1)    Excludes $156,000 of fees related to finance charges earned in connection with purchase-sale transactions, which was recorded as interest income.
As of September 30, 2015 and June 30, 2015, the Company's had related party receivables and payables balance as set forth below:

in thousands
	September 30, 2015		June 30, 2015
	Receivables	Payable	Receivables	Payable
Related Party Company
Stack's Bowers Numismatics, LLC	$854	$28	$2	$10
SGI (Former Parent)	1,095	—	1,095	—
Related party, total	$1,949	$28	$1,097	$10

Secured Loans to Related Parties
On June 18, 2014, CFC assumed the rights to a secured portfolio of short-term loan receivables totaling $2.6 million from Stack's Bowers Numismatics, LLC (Stack's Bowers), a related party. The Company reflects this transaction as a financing arrangement with the related party, secured by the portfolio of short-term loan receivables collateralized by numismatic and semi numismatic products, and bearing interest at 5.5% per annum. This secured loan was paid off in full, plus accrued interest, on August 19, 2014. As of September 30, 2015, the aggregate carrying value of this loan was $0.0 million.

On October 9, 2014, CFC entered into a loan agreement with Stack’s Bowers providing for a secured line of credit in the maximum principal amount of up to $16.0 million, bearing interest at a competitive rate per annum. Advances under the line of credit were secured by numismatic and semi-numismatic products. This secured loan was paid off in full, plus accrued interest, on April 15, 2015. As of September 30, 2015, the aggregate carrying value of this loan was $0.0 million.
On July 23, 2015, CFC entered into a loan agreement with Stack's Bowers providing a secured line of credit in the maximum principal amount of up to $2.5 million, bearing interest at a competitive rate per annum. The loan is secured by numismatic and semi-numismatic products. As of September 30, 2015, the aggregate carrying value of this loan was $0.7 million.
During the three months ended September 30, 2015 and 2014, the Company earned approximately $21,000 and $23,000 in interest income related to loans that we made to Stack's Bowers.
Secondment Agreement Fees and Reimbursements
In connection with the Distribution, SGI and the Company entered into a secondment agreement (the "Secondment Agreement"). Under the terms of the Secondment Agreement, A-Mark has agreed to make Gregory N. Roberts, our Chief Executive Officer, and Carol Meltzer, our Executive Vice President, General Counsel and Secretary, available to SGI for the performance of specified management and professional services following the spinoff in exchange for an annual secondment fee of $150,000 (payable monthly) and reimbursement of certain bonus payments.
Neither Mr. Roberts nor Ms. Meltzer will devote more than 20% of their professional working time on a monthly basis to SGI and in no event will the performance of services for SGI interfere with the performance of the duties and responsibilities of Mr. Roberts and Ms. Meltzer to A-Mark. In addition, to the services to be provided under the Secondment Agreement, both Mr. Roberts and Ms. Meltzer continue to serve as officers and directors of SGI. The Secondment Agreement will terminate on June 30, 2016 and is subject to earlier termination under certain circumstances. Under the Secondment Agreement, SGI will be obligated to reimburse A-Mark for the portion of the performance bonus payable under Mr. Roberts’ employment agreement with A-Mark attributable to pre-tax profits of SGI.
The Company records the accrual of secondment fees as a reduction to selling, general and administration expense. During the three months ended September 30, 2015 and 2014 the Company did not accrue any secondment fees. As of September 30, 2015 and June 30, 2015 the outstanding balance of secondment fees due from SGI was $0 and $150,000, respectively.
Income Tax Sharing Obligations
The amounts receivable under the Company's income tax sharing obligation due from SGI, totaled $1.1 million, and $1.1 million as of September 30, 2015 and June 30, 2015, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes receivable from Former Parent (see Note 11.)
Transaction with Affiliate of Board Member
In February 2015, A-M Global Logistics, LLC ("Logistics"), a wholly owned subsidiary of the Company that was formed to operate the Company's logistics fulfillment center in Las Vegas, Nevada, entered into various agreements with W. A. Richardson Builders, LLC ("WAR"), for the buildout of and improvements to the Las Vegas premises. The amount involved under the WAR contract was approximately $1.2 million, and Logistics paid WAR a fee equal to 5.0% of the contract work. The spouse of the Chairman of the Company's Audit Committee, Ellis Landau, is an owner and a managing member of WAR.
Royalties to Former Owner
As part of the sales agreement dated July 1, 2005, a former owner of the Company receives a portion of the finance income earned with a specific customer through July 2015. The Company incurred $20,000 and $73,000 in selling, general and administrative expenses (royalty expense) during the three months ended September 30, 2015 and 2014, respectively. The total amount due to the former owner of $274,000 and $254,000 are included in accrued liabilities as of September 30, 2015 and June 30, 2015, respectively.

13.	FINANCING AGREEMENTS

Lines of Credit
The Company has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit up to the maximum of the credit facility. All lenders have a perfected, first security interest in all assets of the Company presented as collateral. Loan advances will be available against a borrowing base report of eligible assets in accordance with the inter-creditor agreement currently in place. Pledged collateral comprises assigned and confirmed inventory, trade receivables, trade advances, derivatives, equity and pledged non bullion and bullion loans.
As of September 30, 2015, the maximum of the Trading Credit Facility was $205.0 million. The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.19% and 0.19% as of September 30, 2015 and June 30, 2015, respectively. Borrowings are due on demand and totaled $176.9 million and $147.0 million at September 30, 2015 and at June 30, 2015, respectively. The amounts available under the Trading Credit Facility are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the Trading Credit Facility and lender approval of the revised borrowing base calculation.   The amounts available under the Trading Credit Facility after taking into consideration current borrowings, based upon the latest approved borrowing bases in effect, totaled $34.3 million and $20.9 million at September 30, 2015 and June 30, 2015, respectively.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company to maintain a minimum tangible net worth. As of September 30, 2015 the minimum tangible net worth financial covenant under the Trading Credit Facility was $35.0 million. The Company is in compliance with all restrictive financial covenants as of September 30, 2015. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions. Each lender has the right to cancel its credit line upon written notice.
Interest expense related to the Company’s borrowing arrangements totaled $1.1 million and $0.9 million, which represents 92.1% and 87.8% of the total interest expense recognized, for the three months ended September 30, 2015 and 2014, respectively. Our borrowing arrangements carried a daily weighted average effective interest rate of 2.83% and 3.06%, respectively, for the three months ended September 30, 2015 and 2014.

Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements, which bear interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $4.0 million and $9.5 million as of September 30, 2015 and June 30, 2015, respectively.
Product Financing Arrangement
The Company has an agreement with a financial institution (a third party) that allows the Company to transfer its gold and silver inventory at a fixed price to this third party. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $50.0 million and $39.4 million as of September 30, 2015 and June 30, 2015, respectively.
14. COMMITMENTS AND CONTINGENCIES
Refer to Note 13 of the Notes to Consolidated Financial Statements in the 2015 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments. Other than the following item, there has been no material changes to those scheduled commitments as of the filing of that report.
On October 25, 2015, the Company received notification from the City of Santa Monica that the City was challenging the Company's classification as an "agent/broker" for purposes of computing the business license fee due to the City. Historically, A-Mark has paid its business license fee on net receipts, consistent with the "agent/broker" classification. The City of Santa Monica has asserted that the Company should have instead paid the fee based on gross receipts and has made a preliminary assessment against the Company seeking a material amount of what it believes to be underreported fees, together with a material amount of penalties and interest. The Company intends to meet with the City of Santa Monica shortly to discuss the preliminary assessment and the position taken by the Company with respect to the calculation of the fee. Neither the outcome of this administrative matter nor the amount or range of a potential impact to the Company in the event of an unfavorable outcome can be determined at this time.

15.	STOCKHOLDERS’ EQUITY
Payment of Dividends
    Fiscal 2015. In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share. On February 6, 2015, the Board of Directors declared a quarterly cash dividend of $0.05 per common share that was paid on March 20, 2015 to stockholders of record at the close of business on March 12, 2015. On May 1, 2015, the Board of Directors declared a quarterly cash dividend of $0.05 per common share that was paid on May 25, 2015 to stockholders of record at the close of business on May 14, 2015.
Fiscal 2016. On September 11, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per common share to stockholders of record at the close of business on September 24, 2015 that was paid on October 5, 2015. On October 30, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per common share to stockholders of record at the close of business on November 13, 2015, which is scheduled to be paid on November 25, 2015.
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
As of September 30, 2015, 622,000 shares were available for grant under the 2014 Plan.
Valuation and Significant Assumptions of Equity Awards Issued
The Company uses the Black-Scholes option pricing model, which has various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates. The Company also records share-based compensation expense net of expected forfeitures. Valuation models and significant assumptions for share-based compensation are as follows:

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

•
Forfeitures.  The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual experience differs from those estimates. For the current fiscal year, the Company estimated an average overall forfeiture rate of 0%, based on the historical forfeitures rates of executives of our Former Parent prior to the spinoff transaction. Share-based compensation is recorded net of expected forfeitures. The Company will periodically assess the forfeiture rate and the amount of expense recognized based on estimated historical forfeitures as compared to actual forfeitures. Changes in estimates are recorded in the period they are identified.

•
Risk-Free Rate.  The risk-free interest rate is selected based upon the implied yields in effect at the time of the option grant on U.S. Treasury zero-coupon issues with a term approximately equal to the expected life of the option being valued.

•	Dividends. The Company anticipates on paying quarterly cash dividends 5% of outstanding shares of common stock in the foreseeable future.
The Company did not grant any share-based awards during the three months ended September 30, 2015 and 2014. There are no awards with performance conditions nor awards with market conditions.
Stock Options
During the three months ended September 30, 2015 and 2014, the Company incurred $37,944 and $39,575 of compensation expense related to stock options, respectively. As of September 30, 2015, there was total remaining compensation expense of $0.3 million related to employee stock options, which will be recorded over a weighted average period of approximately 2.3 years.

The following table summarizes the stock option activity for the three months ended September 30, 2015.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award (1)
Outstanding at June 30, 2015	233,127	$9.89	$283	$5.96
Granted through stock option plan	—	—
Exercised	—	—
Cancellations, expirations and forfeitures	—	—
Outstanding at September 30, 2015	233,127	9.89	$485	$5.96
Shares exercisable at September 30, 2015	158,213	10.60	$249	$5.87

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

Following is a summary of the status of stock options outstanding at September 30, 2015:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	7.11	$8.39	62,325	7.14	$8.44
10.01	15.00	98,888	7.03	11.94	95,888	6.96	12.00
		233,127	7.07	9.89	158,213	7.03	10.60
Restricted Stock Units
During the three months ended September 30, 2015 and 2014, the Company incurred $15,530 and $22,561 of compensation expense related to RSUs, respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $46,556, which will be recorded over a weighted average period of approximately 0.6 years.
The following table summarizes the RSU activity for the three months ended September 30, 2015:

	Shares	Weighted Average Share Price at Grant Date (1)
Outstanding at June 30, 2015	86,298	$2.34
Shares granted	—	—
Shares released	—	—
Shares surrendered to cover employee minimum withholding taxes	—	—
Shares forfeited	—	—
Outstanding at September 30, 2015	86,298	$2.34
Vested but unissued at September 30, 2015	35,957	$—

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

     No tax benefit was recognized in the condensed consolidated statements of income related to share-based compensation for the three months ended September 30, 2015. No share-based compensation was capitalized for the three months ended September 30, 2015 and 2014.

Stock Appreciation Rights
The Company, from time to time, may grant SARs to certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally 3.0 years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stock's closing price on the date of grant to the average price in the last month of the third year of vesting. As of September 30, 2015 and June 30, 2015, the Company had zero and 8,990 SARs issued and outstanding, respectively. The Company did not recognize any compensation expense related to these awards during the three months ended September 30, 2015 and 2014.
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
16. CUSTOMER AND SUPPLIER CONCENTRATION
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the three months ended September 30, 2015 and 2014 are listed below:

in thousands
	Three Months Ended
	September 30, 2015		September 30, 2014
	Amount	Percent	Amount	Percent
Total revenue	$2,006,936	100.0%	$1,453,466	100.0%
Customer concentrations
HSBC Bank USA	$333,553	16.6%	$534,538	36.8%
JM Bullion	246,869	12.3	66,565	4.6
Total	$580,422	28.9%	$601,103	41.4%

Customers providing 10 percent or more of the Company's accounts receivable as of September 30, 2015 and June 30, 2015, respectively, are listed below:

in thousands
	September 30, 2015		June 30, 2015

	Amount	Percent	Amount	Percent
Total accounts receivable, net	$47,899	100.0%	$30,025	100.0%
Customer concentrations
ABN AMRO	$9,967	20.8%	$—	—%
Total	$9,967	20.8%	$—	—%
No single customer provided 10 percent or more of the Company's secured loans as of September 30, 2015 and June 30, 2015.
The loss of any of the above listed customers could have a material adverse effect on the operations of the Company.
Supplier Concentration
A-Mark buys precious metals from a variety of sources, including through brokers and dealers, from sovereign and private mints, from refiners and directly from customers. The Company believes that no one or small group of suppliers is critical to its business, since other sources of supply are available that provide similar products on comparable terms.

17.	GEOGRAPHIC INFORMATION
Revenue are attributed to geographic location based on customer location. The Company's geographic operations are as follows:

in thousands
	Three Months Ended
	September 30, 2015	September 30, 2014
Revenue by geographic region:
United States	$1,853,272	$1,313,486
Europe	52,132	54,950
North America, excluding United States	86,785	71,779
Asia Pacific	13,266	11,312
Africa	45	—
Australia	1,404	1,939
South America	32	—
Total revenue	$2,006,936	$1,453,466

in thousands
	September 30, 2015	June 30, 2015
Inventories by geographic region:
United States	$241,114	$173,939
Europe	6,148	4,374
North America, excluding United States	5,842	12,287
Asia	1,402	901
Total inventories	$254,506	$191,501

in thousands
	September 30, 2015	June 30, 2015
Assets by geographic region:
United States	$373,785	$302,046
Europe	8,167	10,668
North America, excluding United States	5,842	12,287
Asia	1,402	901
Total assets	$389,196	$325,902

in thousands
	September 30, 2015	June 30, 2015
Long term assets by geographic region:
United States	$13,093	$13,204
Europe	69	72
Total long-term assets	$13,162	$13,276

18.	SUBSEQUENT EVENTS
Additional Investment in a Noncontrolled Entity
On October 26, 2015, the Company entered into an amended and restated agreement with one of its customers, an online retailer of generic gold and silver coins and bullion, to increase the Company's ownership of the retailer's outstanding common stock from 9% to up to 20% on a fully diluted basis. The additional investment is to be made in two tranches, for an aggregate purchase price of $4.7 million. The closing of the first tranche, for 6.2% of the retailer's issued and outstanding common stock at a purchase price equal to $2.3 million, took place on October 28, 2015. The closing of the second tranche, for 5.8% of the retailer's issued and outstanding common stock at a purchase price equal to $2.3 million, will take place on or prior to January 15, 2016; provided that A-Mark’s obligation to close the second tranche will be subject to the condition, among others, that the retailer's gross profit for the quarter ending December 31, 2015 shall be not less than $3.0 million. The parties also entered into an amendment to the existing exclusive supplier agreement which, among other provisions, extended the term of that agreement to 2020 (subject to renewal and earlier termination under certain circumstances). A-Mark will continue to provide fulfillment services to the retailer under the terms of a previously existing fulfillment agreement. A-Mark has the right to designate a board observer, who is entitled to attend, in a nonvoting observer capacity, all meetings of the company's board of directors and all committees thereof, and so long as it owns at least 15% of the outstanding stock of the retailer, the Company has the right to appoint a board member to the retailer's board of directors.
Dividend Declaration
On October 30, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per common share to stockholders of record at the close of business on November 13, 2015, which is scheduled to be paid on November 25, 2015.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes contained elsewhere in this Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report, particularly in “Risk Factors.”
Introduction
Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying condensed consolidated financial statements and related notes to help provide an understanding of our results of operations and financial condition. Our discussion is organized as follows:

•
Executive overview. This section provides a general description of our business, as well as significant transactions and events that we believe are important in understanding the results of operations.

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the respective years. Included in our analysis is a discussion of five performance metrics: (i) inventory turnover ratio and (ii) number of secured loans at quarter-end. Our inventory turnover ratio is a measure of how quickly inventory has moved during the period; higher turnover ratios are generally associated with periods of higher volatility. The majority of the Company’s trading activities involve two-day value trades that produce low gross margin percentages. The inventory turnover ratio measures the efficiency of our trading activity and the liquidity of our inventory. The number of secured loans at quarter-end, together with the aggregate of secured loans outstanding, are indicators of the size of our finance lending business.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of September 30, 2015. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
In July 2015, the Company formed a wholly-owned subsidiary, A-M Global Logistics, LLC, referred to as Logistics, which operates the Company's logistics fulfillment center based in Las Vegas, Nevada. Logistics provides our customers an array of complementary services, including storage, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis. Our logistics business generates less than 1% of the total revenues for each of the periods presented.
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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended September 30, 2015 and 2014
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended September 30, 2015 and 2014 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended September 30,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$2,006,936	100.000%	$1,453,466	100.000%	$553,470	38.1%
Gross profit	14,424	0.719%	5,730	0.394%	$8,694	151.7%
Selling, general and administrative expenses	(6,408)	(0.320)%	(4,219)	(0.290)%	$2,189	51.9%
Interest income	1,933	0.096%	1,477	0.102%	$456	30.9%
Interest expense	(1,234)	(0.061)%	(1,063)	(0.073)%	$171	16.1%
Unrealized losses on foreign exchange	(39)	(0.002)%	(9)	(0.001)%	$30	NM
Net income before provision for income taxes	8,676	0.432%	1,916	0.132%	$6,760	352.8%
Provision for income taxes	(3,312)	(0.165)%	(778)	(0.054)%	$2,534	325.7%
Net income	$5,364	0.267%	$1,138	0.078%	$4,226	371.4%

Per Share Data:
Basic	$0.77		$0.16		$0.61	381.3%
Diluted	$0.76		$0.16		$0.60	375.0%

Performance Metrics:
Inventory turnover ratio(1)	8.9		8.6		0.3	3.5%
Number of secured loans at quarter end(2)	470		120		350	291.7%

_________________________________
NM	Not meaningful.
(1)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.
(2)	Number of outstanding secured loans to customers at quarter end.

Revenues

Three Months Ended September 30,	2015		2014		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$2,006,936	100.000%	$1,453,466	100.000%	$553,470	38.1%
Revenues for the three months ended September 30, 2015 increased $553.5 million, or 38.1%, to $2.007 billion from $1.453 billion in 2014. Our revenues increased primarily due to an increase in the total amount of gold ounces and silver ounces sold during the three months ended September 30, 2015 as compared to 2014. A key factor contributing to the increase in demand was the volatility and the decrease in commodity prices; the average spot prices for gold declined 11.8% and average spot prices for silver declined 22.2% during the three months ended September 30, 2015 as compared to 2014. The increase in volatility was due in part to macro-economic factors which created an increase in demand at lower price levels.  The combination of higher volatility and demand for product that exceeds supply historically results in higher revenues, but is not representative of normal market conditions.
Gross Profit

Three Months Ended September 30,	2015		2014		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$14,424	0.719%	$5,730	0.394%	$8,694	151.7%
Inventory turnover ratio	8.9		8.6		0.3	3.5%
Gross profit for the three months ended September 30, 2015 increased by $8.7 million, or 151.7%, to $14.4 million from $5.7 million in 2014. The Company’s profit margin increased 84.6% to 0.72% from 0.39% in 2014, primarily due to higher premium spreads on the Company’s primary products. The Company experienced higher volatility and greater supply constraints, compared to 2014, which resulted in a widening of trading spreads. Our inventory turnover rate increased by 3.5% to 8.9 from 8.6 as compared to 2014. This increase in the inventory turnover rate was primarily due to higher demand for our primary products; offset by an increase in the carry length associated with the Company’s development of foreign markets and the longer carry periods associated with higher margin value added products, which resulted in the Company carrying higher inventory levels in foreign and domestic locations at lower turnover rates, compared to 2014.
Selling, General and Administrative Expenses

Three Months Ended September 30,	2015		2014		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(6,408)	(0.320)%	$(4,219)	(0.290)%	$2,189	51.9%
Selling, general and administrative expenses for the three months ended September 30, 2015 increased $2.2 million, or 51.9%, to $6.4 million from $4.2 million in 2014. The increase is primarily due to performance-based compensation accruals and the operational cost of a logistics center established to provide fulfillment services to our customers.
In fiscal 2015, the Company expanded its logistics capabilities by relocating to a new facility in Las Vegas, Nevada. The Company began to receive and ship inventory from this facility shortly after June 30, 2015. The Company is proceeding with its plans to reduce the volume of business it does with third-party storage providers during this fiscal year.

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

Three Months Ended September 30,	2015		2014		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$1,933	0.096%	$1,477	0.102%	$456	30.9%
Number of secured loans at quarter-end	470		120		350	291.7%
Interest income for the three months ended September 30, 2015 increased $0.5 million, or 30.9%, to $1.9 million from $1.5 million in 2014. Interest income increased primarily due to an increase in the size of the CFC loan portfolio as well as improvement in certain A-Mark finance products. The improvement in the value of loans outstanding at CFC, which resulted in higher interest income, was due primarily to an increase in the number of CFC borrowers. The number of CFC borrowers increase by 291.7% to 470 from 120 in 2014. This 291.7% increase in the number of secured loans was primarily due to acquisitions of bullion based loan portfolios from a retail customer.
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

Three Months Ended September 30,	2015		2014		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(1,234)	(0.061)%	$(1,063)	(0.073)%	$171	16.1%
Interest expense for the three months ended September 30, 2015 increased $0.2 million, or 16.1% to $1.2 million from $1.1 million in 2014. The increase was related primarily to usage of our lines of credit. We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. We utilize our lines of credit extensively for working capital requirements.
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

Three Months Ended September 30,	2015		2014		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	(3,312)	(0.165)%	(778)	(0.054)%	2,534	325.7%
Our provision for income taxes was $3.3 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate was approximately 38.2% and 40.6% for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items. In addition, the Company accrues for income tax due in state and foreign jurisdictions in which it operates. Our estimate of the annual effective tax rate ("blended rate") changed primarily due to the mix of states that we operate and a decrease in non-deductible tax expense (as a percentage of taxable income), compared to 2014.

LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of September 30, 2015, approximately 94% of our assets consisted of cash, customer receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
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
Lines of Credit

in thousands
	September 30, 2015	June 30, 2015	September 30, 2015 Compared to June 30, 2015
Lines of credit	$176,900	$147,000	$29,900
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
As of September 30, 2015, the maximum of the Trading Credit Facility was $205.0 million. The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.19% and 0.19% as of September 30, 2015 and June 30, 2015, respectively. Borrowings are due on demand and totaled $176.9 million and $147.0 million at September 30, 2015 and at June 30, 2015, respectively. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the Trading Credit Facility and lender approval of the revised borrowing base calculation.  The amounts available under the Trading Credit Facility are determined at the end of each week following a specified borrowing base formula.  The amounts available under the Trading Credit Facility after taking into consideration current borrowings, based upon the latest approved borrowing bases in effect, totaled $34.3 million and $20.9 million at September 30, 2015 and June 30, 2015, respectively.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company to maintain a minimum tangible net worth. As of September 30, 2015, the minimum tangible net worth financial covenant under the Trading Credit Facility was $35.0 million. The Company is in compliance with all restrictive financial covenants as of September 30, 2015. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions. Each lender has the right to cancel its credit line upon written notice.
Liability on Borrowed Metals

in thousands
	September 30, 2015	June 30, 2015	September 30, 2015 Compared to June 30, 2015
Liability on borrowed metals	$4,009	$9,500	$(5,491)
We borrow precious metals from our suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $4.0 million and $9.5 million at September 30, 2015 and at June 30, 2015, respectively.
Product Financing Agreement

in thousands
	September 30, 2015	June 30, 2015	September 30, 2015 Compared to June 30, 2015
Product financing agreement	$50,030	$39,425	$10,605
The Company has an agreement with a financial institution (a third party) that allows the Company to transfer its gold and silver inventory at a fixed price to this third party. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangement and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of sales. Such obligation totaled $50.0 million and $39.4 million as of September 30, 2015 and June 30, 2015, respectively.
Secured Loans

in thousands
	September 30, 2015	June 30, 2015	September 30, 2015 Compared to June 30, 2015
Secured loans	$50,416	$49,316	$1,100
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
Dividends

in thousands
	September 30, 2015	June 30, 2015	September 30, 2015 Compared to June 30, 2015
Dividends, declared	$349	$698	$(349)
In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share. Two quarterly dividends of $0.05 per common share were paid by the Company in fiscal 2015.
In fiscal 2016, on September 11, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per common share to stockholders of record at the close of business on September 24, 2015, which was paid on October 5, 2015. On October 30, 2015, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per common share to stockholders of record at the close of business on November 13, 2015, which is scheduled to be paid on November 25, 2015.

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
The following summarizes components of our condensed consolidated statements of cash flows for the three months ended September 30, 2015 and 2014:

in thousands
Three Months Ended	September 30, 2015	September 30, 2014	Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net cash (used in) provided by operating activities	$(54,495)	$5,634	(60,129)
Net cash used in investing activities	$(1,544)	$(2,973)	1,429
Net cash provided by (used in) financing activities	$40,156	$(11,197)	51,353
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash (used in) provided by operating activities
Operating activities used $54.5 million and provided $5.6 million in cash for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $60.1 million in the use of cash compared to three months ended September 30, 2014. This period over period increase in the of use of funds in operating activities was primarily due changes in the balances of inventory, derivative liabilities and liabilities on borrowed metals, offset by the change in net income, and changes in the balances of derivative assets, and accounts payables.
Net cash used in investing activities
Investing activities used $1.5 million and used $3.0 million in cash for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $1.4 million in the source of cash compared to three months ended September 30, 2014. This period over period increase is the result of the change in balance of secured loans of $0.5 million that was primarily due to fewer acquisitions of loan portfolios, and a fewer investments of $1.1 million made in the current comparable period.
Net cash provided by (used in) financing activities
Financing activities provided $40.2 million and used $11.2 million in cash for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $51.4 million in the source of cash compared to three months ended September 30, 2014. This period over period increase in the source of funds provided by financing activities was primarily due to changes in the balance of product financing arrangements of $14.6 million, and by the change in the balance of our lines of credit of $37.1 million.
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
Commodities Risk and Derivatives
We use a variety of strategies to manage our risk including fluctuations in commodity prices for precious metals. See Note 10 in the accompanying condensed consolidated financial statements. Our inventories consist of, and our trading activities involve, precious metals and precious metal products, whose prices are linked to the corresponding precious metals prices. Inventories purchased or borrowed by us are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at September 30, 2015 are scheduled to settle within 30 days.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 10 to the accompanying condensed consolidated financial statements.) Gains or losses resulting from the termination of hedge contracts are reported as cost of sales. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.
Net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $(14.4) million and $(6.4) million for the three months ended September 30, 2015 and 2014, respectively (see Note 10.)
Commitments and Contingencies
Refer to Note 13 of the Notes to Consolidated Financial Statements in the 2015 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments. Other than the following item, there has been no material changes to those scheduled commitments as of the filing of that report.
On October 25, 2015, the Company received notification from the City of Santa Monica that the City was challenging the Company's classification as an "agent/broker" for purposes of computing the business license fee due to the City. Historically, A-Mark has paid its business license fee on net receipts, consistent with the "agent/broker" classification. The City of Santa Monica has asserted that the Company should have instead paid the fee based on gross receipts and has made a preliminary assessment against the Company seeking a material amount of what it believes to be underreported fees, together with a material amount of penalties and interest. The Company intends to meet with the City of Santa Monica shortly to discuss the preliminary assessment and the position taken by the Company with respect to the calculation of the fee. Neither the outcome of this administrative matter nor the amount or range of a potential impact to the Company in the event of an unfavorable outcome can be determined at this time.

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities as follows at September 30, 2015 and at June 30, 2015, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk:

	September 30, 2015	June 30, 2015
Inventory	$254,506	$191,501
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(163)	(1,518)
Premium on metals position	(3,529)	(3,255)
Inventory value not hedged	(3,692)	(4,773)

Subtotal	250,814	186,728
Commitments at market:
Open inventory purchase commitments	556,388	444,023
Open inventory sales commitments	(477,089)	(249,081)
Margin sale commitments	(11,436)	(12,430)
In-transit inventory no longer subject to market risk	(16,625)	(13,807)
Unhedgable premiums on open commitment positions	6,356	528
Inventory borrowed from suppliers	(4,009)	(9,500)
Product financing obligation	(50,030)	(39,425)
Advances on industrial metals	3,709	3,340
Inventory subject to price risk	258,078	310,376

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	123,658	202,323
Precious metals futures contracts at market values	134,367	107,993
Total market value of derivative financial instruments	258,025	310,316

Net inventory subject to commodity price risk	$53	$60

We are exposed to the risk of default of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At September 30, 2015, we believe our risk of counterparty default is mitigated based on our evaluation, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2015 and June 30, 2015, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	September 30, 2015	June 30, 2015
Purchase commitments	$556,388	$444,023
Sales commitments	$(477,089)	$(249,081)
Margin sale commitments	$(11,436)	$(12,430)
Open forward contracts	$123,658	$202,323
Open futures contracts	$134,367	$107,993
Foreign exchange forward contracts	$1,211	$6,242

The notional amounts of the commodity forward and futures contracts and the open sales and purchase orders, as shown in the table above, are not reflected at the notional amounts in the condensed consolidated balance sheets. The Company records commodity forward and futures contracts at the fair value, which is the difference between the market price of the underlying metal or contract measured on the reporting date and at fair value of trade amount measured on the date the contract was transacted. The fair value of the open derivative contracts are shown as a component of receivables or payables in the accompanying condensed consolidated balance sheets (see Note 10.)
The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory position, including our open sale and purchase commitments (see Note 10). The Company records the derivatives at the trade date, and the corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled.
CRITICAL ACCOUNTING ESTIMATES
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could materially differ from our estimates.
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
We account for our metals and sales contracts using settlement date accounting. Pursuant to such accounting, we recognize the sales or purchases of the metals at the settlement date. During the period between trade and settlement dates, we have essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".). We record the derivatives at the trade date; the fair value of the open derivative contracts are shown as a component of receivables or payables in the accompanying condensed consolidated balance sheets. The corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. Sales which are physically settled are recognized at the gross amount in the condensed consolidated statements of income.

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
As of September 30, 2015 and June 30, 2015, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(5.2) million and $(3.9) million, respectively. The premium component of market value included in the inventories as of September 30, 2015 and June 30, 2015 totaled $3.5 million and $3.3 million, respectively.
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Additionally, neither the commemorative coin inventory nor the premium component of our inventory is hedged. As of September 30, 2015 and June 30, 2015, our commemorative coin inventory totaled $0.2 million and $1.5 million, respectively.
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $4.0 million and $9.5 million as of September 30, 2015 and June 30, 2015, respectively. The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 10.)
Inventory includes amounts for obligations under product financing arrangements. A-Mark entered into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to A-Mark at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $50.0 million and $39.4 million as of September 30, 2015 and June 30, 2015, respectively.
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of September 30, 2015 and June 30, 2015 totaled $5.6 million and $5.6 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements are collateralized for benefit of the Company.
The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2015 and June 30, 2015, included within inventory is $75.9 million and $49.1 million of precious metals products subject to repurchase.

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
Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Changes in recognized tax benefits and changes in valuation allowances could be material to our results of operations for any period, but is not expected to be material to our condensed consolidated financial position.
We account for uncertainty in income taxes under the provisions of Topic 740 of the ASC. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the condensed consolidated statements of income. Please refer to Note 11 to the accompanying condensed consolidated financial statements for further discussion regarding these provisions.
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
The Company's condensed consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the Distribution rather than a member of the Former Parent's condensed consolidated income tax return group. Current tax receivable reflects balances due from the Former Parent for the Company's share of the income tax assets of the group.
Following the Distribution, the Company files federal and state income tax filings that are separate from the Former Parent's tax filings. The Company recognizes current and deferred income taxes as a separate taxpayer for periods ending after the date of Distribution.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2 – Summary of Significant Accounting Policies in Part I, Item 1 of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
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

PART II — OTHER INFORMATION
ITEM 3. LEGAL PROCEEDINGS
We are party to various legal proceedings arising in the ordinary course of its business. Based on the information currently available, we are not currently a party to any legal proceeding that management believes would have a material adverse effect on our condensed consolidated financial position, cash flows or operations.
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
Because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus a margin and vary by financial institution. The LIBOR rate was approximately 0.19% and 0.19% as of September 30, 2015 and June 30, 2015, respectively.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 28.9% of A-Mark's revenues for the three months ended September 30, 2015. A single customer represented 30.9% of A-Mark's revenues for the year ended June 30, 2015. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
We are subject to laws and regulations
We are subject to various laws, litigation, regulatory matters and ethical standards, and our failure to comply with or adequately address developments as they arise could adversely affect our reputation and operations. Our policies, procedures and practices and the technology we implement are designed to comply with federal, state, local and foreign laws, rules and regulations, including those imposed by the SEC and other regulatory agencies, the marketplace, the banking industry and foreign countries, as well as responsible business, social and environmental practices, all of which may change from time to time. Significant legislative changes, including those that relate to employment matters and health care reform, could impact our relationship with our workforce, which could increase our expenses and adversely affect our operations. In addition, if we fail to comply with applicable laws and regulations or implement responsible business, social and environmental practices, we could be subject to damage to our reputation, class action lawsuits, legal and settlement costs, civil and criminal liability, increased cost of regulatory compliance, restatements of our financial statements, disruption of our business and loss of customers. Any required changes to our employment practices could result in the loss of employees, reduced sales, increased employment costs, low employee morale and harm to our business and results of operations. In addition, political and economic factors could lead to unfavorable changes in federal and state tax laws, which may increase our tax liabilities. An increase in our tax liabilities could adversely affect our results of operations. We are also regularly involved in various litigation matters that arise in the ordinary course of business. Litigation or regulatory developments could adversely affect our business and financial condition.
There are various federal, state, local and foreign laws, ordinances and regulations that affect our trading business. For example, we are required to comply with a variety of anti-money laundering and know-your-customer rules in response to the USA Patriot Act.
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
On October 25, 2015, the Company received notification from the City of Santa Monica that the City was challenging the Company's classification as an "agent/broker" for purposes of computing the business license fee due to the City. Historically,

A Mark has paid its business license fee on net receipts, consistent with the "agent/broker" classification. The City of Santa Monica has asserted that the Company should have instead paid the fee based on gross receipts and has made a preliminary assessment against the Company seeking a material amount of what it believes to be underreported fees, together with a material amount of penalties and interest. The Company intends to meet with the City of Santa Monica shortly to discuss the preliminary assessment and the position taken by the Company with respect to the calculation of the fee. Neither the outcome of this administrative matter nor the amount or range of a potential impact to the Company in the event of an unfavorable outcome can be determined at this time.
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

Date:	November 12, 2015	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

	November 12, 2015	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Gianluca Marzola
			Name:	Gianluca Marzola
			Title:	Chief Accounting Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	November 12, 2015
Gregory N. Roberts	(Principal Executive Officer)

/s/ Gianluca Marzola	Chief Accounting Officer	November 12, 2015
Gianluca Marzola	(Principal Financial Officer)