Form 10-Q
period 2015-12-31
A-Mark Precious Metals, Inc.
filed 2016-02-11
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

As of February 8, 2016, the registrant had 6,973,549 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2015

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)
(unaudited)

	December 31, 2015	June 30, 2015

ASSETS
Current assets:
Cash	$3,375	$20,927
Receivables, net	22,557	30,025
Derivative assets	17,123	11,364
Secured loans receivables	57,108	48,666

Inventories:
Inventories	189,275	152,076
Restricted inventories	50,504	39,425
	239,779	191,501

Income taxes receivable	6,982	7,846
Income taxes receivable from Former Parent	—	1,095
Prepaid expenses and other assets	648	1,202
Total current assets	347,572	312,626

Property and equipment, net	3,009	2,850
Goodwill	4,884	4,884
Intangibles, net	2,178	2,369
Long-term secured loans receivables	600	650
Long-term investments	4,836	2,500
Deferred tax assets - non-current	—	23
Total assets	$363,079	$325,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$162,500	$147,000
Liability on borrowed metals	4,234	9,500
Product financing arrangement	50,504	39,425
Accounts payable	56,059	50,639
Derivative liabilities	19,930	17,897
Accrued liabilities	5,593	5,330
Income taxes payable to Former Parent	510	—
Deferred tax liability - current	1,369	149
Total current liabilities	300,699	269,940
Deferred tax liabilities - non-current	312	—
Total liabilities	301,011	269,940

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of December 31, 2015 and June 30, 2015	—	—
Common Stock, par value $0.01; 40,000,000 authorized; 6,973,549 and 6,973,549 issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	70	70
Additional paid-in capital	22,577	22,470
Retaining earnings	39,421	33,422
Total stockholders’ equity	62,068	55,962
Total liabilities and stockholders’ equity	$363,079	$325,902

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Revenues	$1,529,143	$1,538,871	$3,536,079	$2,992,337
Cost of sales	1,523,467	1,531,678	3,515,979	2,979,414
Gross profit	5,676	7,193	20,100	12,923

Selling, general and administrative expenses	(4,528)	(4,754)	(10,936)	(8,973)
Interest income	2,182	1,398	4,115	2,875
Interest expense	(1,322)	(969)	(2,556)	(2,032)
Unrealized gains (losses) on foreign exchange	150	(75)	111	(84)
Net income before provision for income taxes	2,158	2,793	10,834	4,709
Provision for income taxes	(827)	(1,131)	(4,139)	(1,909)
Net income	$1,331	$1,662	$6,695	$2,800

Basic and diluted income per share:
Basic - net income	$0.19	$0.24	$0.96	$0.40
Diluted - net income	$0.19	$0.24	$0.94	$0.40
Weighted average shares outstanding:
Basic	6,973,500	6,962,742	6,973,500	6,962,742
Diluted	7,119,000	7,059,400	7,089,700	7,062,300

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, June 30, 2015	6,973,549	$70	$22,470	$33,422	$55,962
Net income	—	—	—	6,695	6,695
Share-based compensation	—	—	107	—	107
Dividends declared	—	—	—	(696)	(696)
Balance, December 31, 2015	6,973,549	$70	$22,577	$39,421	$62,068

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

Six Months Ended	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net income	$6,695	$2,800
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	606	455
Deferred income taxes	1,555	(5,963)
Interest added to principal of secured loans	(46)	(144)
Share-based compensation	107	122
Changes in assets and liabilities:
Receivables	7,468	(25,951)
Secured loans	2,361	(255)
Secured loans to Former Parent	(881)	(2,739)
Derivative assets	(5,759)	4,072
Income tax receivable	864	(197)
Inventories	(48,278)	(48,217)
Prepaid expenses and other current assets	554	(45)
Accounts payable	5,420	934
Derivative liabilities	2,033	2,407
Liabilities on borrowed metals	(5,266)	(3,025)
Accrued liabilities	263	(2,654)
Income tax receivable from/ income taxes payables to Former Parent	1,605	—
Income taxes payable	—	(2,178)
Net cash used in operating activities	(30,699)	(80,578)
Cash flows from investing activities:
Capital expenditures for property and equipment	(574)	(76)
Purchase of cost method investment	(2,336)	(1,111)
Secured loans, net	(9,826)	1,835
Net cash (used in) provided by investing activities	(12,736)	648
Cash flows from financing activities:
Product financing arrangement, net	11,079	56,050
Dividends paid	(696)	—
Borrowings under lines of credit, net	15,500	15,800
Net cash provided by financing activities	25,883	71,850

Net decrease in cash and cash equivalents	(17,552)	(8,080)
Cash and cash equivalents, beginning of period	20,927	13,193
Cash and cash equivalents, end of period	$3,375	$5,113

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$2,393	$1,719
Income taxes	$113	$10,247
Non-cash investing and financing activities:
Interest added to principal of secured loans	$46	$144

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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2015 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2015 Annual Report.

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
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the Accounting Standards Codification ("ASC".) Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. As of December 31, 2015 and June 30, 2015, the Company had no impairments.
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
Amortizable intangible assets are being amortized on a straight-line basis which approximates economic use, over periods ranging from three years to fifteen years. The Company considers the useful life of the trademarks to be indefinite. The Company tests the value of the trademarks and trade name annually for impairment.
Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of December 31, 2015 and June 30, 2015, management concluded that an impairment was not required.
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
The Company has two investments into non-controlled entities, both of which are online precious metals retailers and customers of the Company. As of December 31, 2015 and June 30, 2015, (i) the aggregate carrying balance of these investments was $4.8 million and $2.5 million, respectively, and (ii) the Company’s ownership percentage, based on the fully dilutive common shares outstanding, for one of the entities was 2.5% and 15.0%, respectively, and for the other entity, was 2.5% and 9.0%, respectively. Neither of the entities declared dividends or was impaired during the three and six month periods ending December

31, 2015 and 2014. On January 15, 2016, the Company increased its ownership interest in one of the entities from 15.0% to 20.0% (see Note 18.)
The Company has exclusive supplier agreements with each entity, whereby the customers are required purchase all bullion products required for their business exclusively from A-Mark, subject to certain limitations. The Company also provides fulfillment services to the customer in which it owned a 15% interest as of December 31, 2015.
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
Also, the Company enters into repurchases agreements, whereby the Company sells products at the prevailing spot price plus a premium, and then repurchases the products back from the customer at the prevailing spot price, thereby earning a fee (recorded as interest income) based on a calculated premium over the spot price, resulting in an open sales commitment to deliver products at the agreed upon date and price.
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

Derivative Instruments
The Company’s inventory, and purchase and sale commitments transactions consist of precious metals products. The value of our inventory and these commitments is intimately linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only major credit worthy financial institutions. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions. Notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity.
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
Advertising
Advertising costs are expensed as incurred, and are included in selling, general and administrative expenses in the condensed consolidated statements of income. Advertising expense was $153,000 and $106,000, respectively, for the three months ended December 31, 2015 and 2014. Advertising expense was $326,000 and $250,000, respectively, for the six months ended December 31, 2015 and 2014.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $1.8 million and $1.8 million, respectively, for the three months ended December 31, 2015 and 2014. Shipping and handling costs incurred totaled $4.1 million and $3.2 million, respectively, for the six months ended December 31, 2015 and 2014.
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
Income taxes payable to Former Parent reflects balances due to the Former Parent for the Company's share of the income tax assets of the group, net of amounts related to federal and state jurisdictions due to taxable income generated as if the Company were a separate taxpaying entity prior to the Distribution. Income taxes receivable from Former Parent reflects balance due from the Former Parent for the Company's share of the income tax assets of the group, net of amounts related to federal and state jurisdictions due to taxable income generated as if the Company were a separate taxpaying entity prior to the Distribution.
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

A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. There is no dilutive effect of stock appreciation rights ("SARs"), as such obligations are not settled and were out of the money for the three months ended December 31, 2015 and 2014.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Basic weighted average shares outstanding (1)	6,974	6,963	6,974	6,963
Effect of common stock equivalents — stock issuable under outstanding equity awards	145	96	116	99
Diluted weighted average shares outstanding	7,119	7,059	7,090	7,062

_________________________________
(1)	Basic weighted average shares outstanding include the effect of vested but unissued restricted stock grants.
Recent Accounting Pronouncements
 In November 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. This update is effective for fiscal years beginning after December 15, 2016. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. We have not early adopted ASU, and the adoption of this update is not expected to have a material impact on our results of operations, financial position or cash flows. We expect to adopt the provisions of this new guidance in fiscal year 2018 (or July 1, 2017).
In February 2015, the FASB issued ASU No. 2015-2, Consolidation (Topic 820): Amendments to the Consolidation Analysis. ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to re-evaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015, which will be our fiscal year 2017 (or July 1, 2016). We are still evaluating what impact, if any, this ASU will have on the Company’s consolidated financial position, results of operations or cash flows.
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

3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2015 and June 30, 2015.

in thousands
	December 31, 2015		June 30, 2015
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$3,375	$3,375	$20,927	$20,927
Receivables and advances, net	22,557	22,557	30,025	30,025
Secured loans	57,708	57,708	49,316	49,316
Derivative assets - open sale and purchase commitments, net	2,779	2,779	1,722	1,722
Derivative assets - futures contracts	11,411	11,411	5,363	5,363
Derivative assets - forward contracts	2,933	2,933	4,279	4,279
Income taxes receivable from Former Parent	—	—	1,095	1,095
Financial liabilities:
Lines of credit	$162,500	$162,500	$147,000	$147,000
Liability on borrowed metals	4,234	4,234	9,500	9,500
Product financing arrangements	50,504	50,504	39,425	39,425
Derivative liabilities - liability on margin accounts	6,329	6,329	6,908	6,908
Derivative liabilities - open sale and purchase commitments, net	13,601	13,601	10,989	10,989
Accounts payable, advances and other payables	56,059	56,059	50,639	50,639
Accrued liabilities	5,593	5,593	5,330	5,330
Income taxes payable to Former Parent	510	510	—	—
The fair values of the financial instruments shown in the above table as of December 31, 2015 and June 30, 2015 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.
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
Product Financing Arrangements. Product financing arrangements consist of financing agreements for the transfer and subsequent re-acquisition of the sale of gold and silver at a fixed price to a third party. Such transactions allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation, which is carried at fair value. The obligation is stated at the amount required to repurchase the outstanding inventory. Fair value is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Product financing arrangements are classified in Level 1 of the valuation hierarchy.
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and June 30, 2015 aggregated by the level in the fair value hierarchy within which the measurements fall:

	December 31, 2015
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$239,703	$—	$—	$239,703
Derivative assets — open sale and purchase commitments, net	2,779	—	—	2,779
Derivative assets — futures contracts	11,411	—	—	11,411
Derivative assets — forward contracts	2,933	—	—	2,933
Total assets valued at fair value	$256,826	$—	$—	$256,826
Liabilities:
Liability on borrowed metals	$4,234	$—	$—	$4,234
Product financing arrangement	50,504	—	—	50,504
Derivative liabilities — liability on margin accounts	6,329	—	—	6,329
Derivative liabilities — open sales and purchase commitments, net	13,601	—	—	13,601
Total liabilities, valued at fair value	$74,668	$—	$—	$74,668
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
There were no transfers in or out of Level 2 or 3 during the reported periods.
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
The Company uses level-three inputs to measure the fair value of its cost method investments on a non-recurring basis. The Company's investments in ownership interests in noncontrolled entities do not have readily determinable fair values and were recorded at cost, $4.8 million, in aggregate, as of December 31, 2015. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the materiality of the instruments to the Company. There were no gains or losses recognized in earnings associated with the Company's ownership interests in these noncontrolled entities during the three and six months ended December 31, 2015 and 2014.
The Company uses level-three inputs to measure the fair value of goodwill and other intangibles on a non-recurring basis. These assets are measured at cost and are written down to fair value on the annual measurement dates or on the date of a triggering event, if impaired. As of December 31, 2015, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the three and six months ended December 31, 2015 and 2014.

4.	RECEIVABLES
Receivables consist of the following as of December 31, 2015 and June 30, 2015:

in thousands
	December 31, 2015	June 30, 2015

Customer trade receivables	$8,432	$11,835
Wholesale trade advances	10,988	12,164
Due from brokers	3,167	6,056
Subtotal	22,587	30,055
Less: allowance for doubtful accounts	(30)	(30)
Receivables, net	$22,557	$30,025
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

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Six Months Ended December 31, 2015	$30	$—	$—	$30
Year Ended June 30, 2015	$30	$—	$—	$30

5.	SECURED LOANS RECEIVABLES
Below is a summary of the carrying-value of our secured loans as of December 31, 2015 and June 30, 2015:

in thousands
	December 31, 2015		June 30, 2015

Secured loans originated	$37,748		$36,778
Secured loans originated - with a related party	881		—
	38,629		36,778
Secured loans acquired	19,079	(1)	12,538	(2)
Secured loans, total	$57,708		$49,316
_________________________________
(1)    Includes $94,000 of amortized loan premium as of December 31, 2015.
(2)    Includes $99,000 of amortized loan premium as of June 30, 2015.
Secured loans - originated: Secured loans include short-term loans, which include a combination of on-demand lines and short term facilities, and long-term loans that are made to our customers (i.e., secured loans - originated). These loans are fully secured by the customers' assets that include bullion, numismatic and semi-numismatic material, which are typically held in safekeeping by the Company. (See Note 12, for further information regarding our secured loans made to related parties.)

Secured loans - acquired: Secured loans also include short-term loans, which include a combination of on-demand lines and short term facilities that are purchased from our customers (i.e., secured loans - acquired). The Company acquires a portfolio of their loan receivables at a price that approximates the aggregate carrying-value of the each loan in the portfolio, as determined on the effective transaction date. Each loan in the portfolio is fully secured by the borrowers' assets, which include bullion, numismatic and semi-numismatic material that are held in safekeeping by the Company. Typically, our customer retains the responsibility for the servicing and administration of the loans.
    As of December 31, 2015 and June 30, 2015, our secured loans carried weighted-average effective interest rates of 8.3% and 8.5%, respectively, and mature in periods generally ranging from on-demand to two years.
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

in thousands
	December 31, 2015		June 30, 2015
Bullion	$21,794	37.8%	$16,250	33.0%
Numismatic and semi numismatic	35,114	60.8	32,216	65.3
Subtotal	56,908	98.6	48,466	98.3
Other pledged assets(1)	800	1.4	850	1.7
Total secured loans	$57,708	100.0%	$49,316	100.0%

_________________________________
(1)	Includes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
Each of the three classes of receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. The methodology of assessing the credit quality of the secured loans acquired by the Company is similar to the secured loans originated by the Company; they are administered using the same internal reporting system, collateralized by precious metals or other pledged assets, for which a loan to value determination procedures are applied.
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

in thousands
	December 31, 2015		June 30, 2015
Loan-to-value of 75% or more (1)	$34,010	59.8%	$17,153	35.4%
Loan-to-value of less than 75% (1)	22,898	40.2	31,313	64.6
Secured loans collateralized by precious metal products (1)	$56,908	100.0%	$48,466	100.0%

_________________________________
(1)	Excludes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
    The Company had no loans with a loan-to-value ratio in excess of 100% at December 31, 2015. At June 30, 2015, the Company had one loan with a loan-to-value ratio in excess of 100%, the aggregate balance of this loan totaled $175,600 or 0.4% of the overall secured loan balance. The primary reason for the increase in the loan-to-value ratio of 75% or more from June 30, 2015 to December 31, 2015 was the decline in the value of the underlying precious metal products.
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
For the three and six months ended December 31, 2015 and 2014, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, may or may not receive. Below, our inventory is summarized by classification at December 31, 2015 and June 30, 2015:

in thousands
	December 31, 2015	June 30, 2015
Inventory held for sale	$107,777	$86,353
Repurchase arrangements with customers	73,045	49,117
Consignment arrangements with customers	4,143	5,588
Commemorative coins, held at lower of cost or market	76	1,518
Borrowed precious metals from suppliers	4,234	9,500
Product financing arrangements, restricted	50,504	39,425
	$239,779	$191,501
Inventory held for sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of December 31, 2015 and June 30, 2015, the inventory held for sale totaled $107.8 million and 86.4 million, respectively.
Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2015 and June 30, 2015, included within inventory is $73.0 million and $49.1 million, respectively, of precious metals products subject to repurchase.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2015 and June 30, 2015 totaled $4.1 million and $5.6 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the precious metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are collateralized for the benefit of the Company.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, are included in inventory at the lower of cost or market and totaled $0.1 million and $1.5 million as of December 31, 2015 and June 30, 2015, respectively.
Borrowed Precious Metals from Suppliers. Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis that are held by the supplier. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $4.2 million and $9.5 million as of December 31, 2015 and June 30, 2015, respectively.

Product Financing Arrangements. Inventories include amounts for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. Pursuant to the guidance in ASC 470-40 Product Financing Arrangements, these transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $50.5 million and $39.4 million as of December 31, 2015 and June 30, 2015, respectively.
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
The premium component, at market value, included in the inventories as of December 31, 2015 and June 30, 2015 totaled $4.5 million and $3.3 million, respectively. As of December 31, 2015 and June 30, 2015, the unrealized losses resulting from the difference between market value and cost of physical inventories were $4.7 million and $3.9 million, respectively.
7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2015 and June 30, 2015:

in thousands
	December 31, 2015	June 30, 2015
Office furniture, fixtures and equipment	$979	$616
Computer equipment	368	368
Computer software	2,626	2,376
Leasehold improvements	1,661	1,700
Subtotal	5,634	5,060
Less: accumulated depreciation	(2,625)	(2,210)
Property and equipment, net	$3,009	$2,850
Depreciation expense for the three months ended December 31, 2015 and 2014 was $209,000 and $131,000, respectively. Depreciation expense for the six months ended December 31, 2015 and 2014 was $415,000 and $263,000, respectively.
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
The carrying value of other purchased intangibles as of December 31, 2015 and June 30, 2015 is as described below:

dollar amounts in thousands
		December 31, 2015			June 30, 2015
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Existing customer relationships	5 - 15	5,747	(4,023)	1,724	5,747	(3,832)	1,915
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Purchased intangibles subject to amortization		7,942	(6,218)	1,724	7,942	(6,027)	1,915
Trade-name	Indefinite	$454	$—	$454	$454	$—	$454
		$8,396	$(6,218)	$2,178	$8,396	$(6,027)	$2,369
The Company's other purchased intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended December 31, 2015 and 2014 was $95,000 and $96,000, respectively. Amortization expense related to the Company's intangible assets for the six months ended December 31, 2015 and 2014 was $191,000 and $192,000, respectively.
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal year ending June 30,	Amount
Fiscal 2016 (6 months remaining)	$194
2017	385
2018	385
2019	385
2020	375
Thereafter	—
Total	$1,724

9.	ACCOUNTS PAYABLE
Accounts payable consist of the following:

in thousands
	December 31, 2015	June 30, 2015
Trade payable to customers	$9,048	$128
Advances from customers	34,158	38,039
Liability on deferred revenue	8,194	11,039
Due to brokers	2,632	—
Other accounts payable	2,027	1,433
	$56,059	$50,639

10.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
The Company is exposed to market risk, such as change in commodity prices, and foreign exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative products, such as forwards and futures contracts. By policy, the Company historically has entered into derivative financial instruments for the purpose of hedging substantially all of Company's market exposure to precious metals prices, and not for speculation reasons.
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
The Company's trading inventories and purchase and sale transactions consist primarily of precious metal products. The value of these assets and liabilities are marked-to-market daily to the prevailing closing price of the underlying precious metals.
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
The Company enters into these derivative transactions solely for the purpose of hedging its inventory subject to price risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC, whereby the gains or losses would be deferred and included as a component of other comprehensive income. Instead, gains or losses resulting from the Company's futures and forward contracts and open sale and purchase commitments are reported as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability.
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). Substantially all of these transactions are secured by the underlying metals positions. As such, the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of December 31, 2015 and June 30, 2015.

	December 31, 2015				June 30, 2015

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$3,736	$(957)	$—	$2,779	$2,815	$(1,093)	$—	$1,722
Future contracts	11,411	—	—	11,411	11,159	(5,796)	—	5,363
Forward contracts	2,933	—	—	2,933	4,279	—	—	4,279
	$18,080	$(957)	$—	$17,123	$18,253	$(6,889)	$—	$11,364
Nettable derivative liabilities:
Open sale and purchase commitments	$15,515	$(1,914)	$—	$13,601	$11,723	$(734)	$—	$10,989
Margin accounts	12,456	—	(6,127)	6,329	12,430	—	(5,522)	6,908
	$27,971	$(1,914)	$(6,127)	$19,930	$24,153	$(734)	$(5,522)	$17,897
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in sales and purchase transactions with the Company. They also include collateral limits for different types of sale and purchase transactions that counterparties may engage in from time to time.
Gain or Loss on Derivative Instruments
The Company records the derivative at the trade date with a corresponding unrealized gain (loss), which is reflected in the cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transaction is physically settled. Sales which are physically settled are recognized at the gross amount in the consolidated statements of income. Below, is a summary of the net losses on derivative instruments for the three and six months ended December 31, 2015 and 2014.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Gain (loss) on derivative instruments:
Unrealized gain (loss) on open future commodity and forward contracts and open sale and purchase commitments, net	$596	$9,006	$(3,220)	$10,284
Realized loss on future commodity contracts, net	(3,197)	(37,172)	(13,788)	(44,806)
Total	$(2,601)	$(28,166)	$(17,008)	$(34,522)
The Company’s open sale and purchase commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at quarter-end typically settle within 30 days.

Summary of Hedging Activity
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of December 31, 2015 and at June 30, 2015.

in thousands
	December 31, 2015	June 30, 2015
Inventory	$239,779	$191,501
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(76)	(1,518)
Premium on metals position	(4,451)	(3,255)
Inventory value not hedged	(4,527)	(4,773)

Subtotal	235,252	186,728
Commitments at market:
Open inventory purchase commitments	353,421	444,023
Open inventory sales commitments	(226,942)	(249,081)
Margin sale commitments	(12,456)	(12,430)
In-transit inventory no longer subject to market risk	(8,885)	(13,807)
Unhedgable premiums on open commitment positions	2,192	528
Inventory borrowed from suppliers	(4,234)	(9,500)
Product financing obligation	(50,504)	(39,425)
Advances on industrial metals	3,235	3,340
Inventory subject to price risk	291,079	310,376

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	124,497	202,323
Precious metals futures contracts at market values	166,330	107,993
Total market value of derivative financial instruments	290,827	310,316

Net inventory subject to commodity price risk	$252	$60
Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of December 31, 2015 and June 30, 2015, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	December 31, 2015	June 30, 2015
Purchase commitments	$353,421	$444,023
Sales commitments	(226,942)	(249,081)
Margin sales commitments	(12,456)	(12,430)
Open forward contracts	124,497	202,323
Open futures contracts	166,330	107,993
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase orders are properly not reflected in the accompanying condensed consolidated balance sheet, the Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2015, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations of its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized net gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $150,000 and $(75,000) for the three months ended December 31, 2015 and 2014, respectively. Unrealized net gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $111,000 and $(84,000) for the six months ended December 31, 2015 and 2014, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at December 31, 2015 was $0.6 million and $3.1 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2015 was $6.2 million and $9.9 million, respectively.
11.     INCOME TAXES
The Company files a consolidated federal income tax return based on a June 30th tax year end. The provision for income taxes for the three and six months ended December 31, 2015 and 2014 consists of the following:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Federal	$759	$992	$3,811	$1,672
State and local	68	139	328	237
Provision for income taxes	$827	$1,131	$4,139	$1,909

The effective tax rate for the three and six months ended December 31, 2015 and 2014 is as follows:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Effective tax rate	38.3%	40.5%	38.2%	40.5%
The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate varies from the federal statutory rate due to permanent adjustments for nondeductible items and state taxes.
Transition of Tax Filing Obligation Due to the Spinoff
The Company files income tax returns in the U.S., various states and Austria. Prior to the Distribution, the Company was included in the consolidated federal and state tax filings of the Former Parent. In connection with the spinoff, the Company entered into a tax separation agreement with the Former Parent (the "Tax Separation Agreement").  The Tax Separation Agreement governs the respective rights, responsibilities and obligations of the Former Parent and the Company with respect to, among other things, liabilities for U.S. federal, state, local and other taxes. In addition to the allocation of tax liabilities, the Tax Separation Agreement addresses the preparation and filing of tax returns for such taxes and disputes with taxing authorities regarding such taxes. Pursuant to the Tax Separation Agreement, A-Mark may be responsible for any tax amount related to A-Mark that is incurred as the result of adjustments made during the Internal Revenue Service examination or other tax jurisdictions' examinations of the Former Parent. Under the terms of the Tax Separation Agreement, the Former Parent has the responsibility to prepare and file tax returns for tax periods ending prior to the Distribution date and for tax periods which include the Distribution date but end after the Distribution date, which includes A-Mark and its subsidiaries.

The Company's condensed consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer during the period prior to the Distribution rather than a member of the Former Parent's consolidated income tax return group. Current income tax payable due to the Former Parent reflects balances due to the Former Parent for taxable income generated as if the Company were a separate taxpaying entity prior to the Distribution, net of amounts related to balances due from the Former Parent for its share of income tax assets of the group. Current income tax receivable due from the Former Parent reflects balances due to A-Mark for its share of the income tax assets of the group.
As of December 31, 2015 and June 30, 2015, the amount payable under the Company's income tax sharing obligation due from Former Parent totaled $0.5 million, and $0 million, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes payable to Former Parent. As of December 31, 2015 and June 30, 2015, the amount receivable under the Company's income tax sharing obligation due from Former Parent totaled $0.0 million, and $1.1 million, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes receivable from Former Parent.
Tax Balances and Activity
The tax returns filed by the Company since the spinoff have been prepared on a basis consistent with past practices. Income taxes receivable represents amounts paid to federal and state jurisdictions in excess of amounts due to taxing authorities based upon taxable income generated following the close of the transaction. Our deferred tax assets and liabilities represent tax effected balances that were assumed in the spinoff and generated since the spinoff.
As of December 31, 2015 and June 30, 2015, the income tax receivable totaled $7.0 million and $7.8 million, respectively. As of December 31, 2015 and June 30, 2015, the deferred tax assets (non-current) totaled $0 and $23,000, respectively, the deferred tax liabilities (current) totaled $1.4 million and $0.1 million, respectively, and the deferred tax liabilities (non-current) totaled $0.3 million and $0.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2015 and June 30, 2015, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.
As of December 31, 2015 and June 30, 2015, the Company has state and city net operating loss carryforwards of approximately $13.7 million and $17.6 million, respectively, which expire beginning with the year ending June 30, 2030. These state and city net operating loss carryforwards were allocated pursuant to the terms of the Tax Separation Agreement. As of December 31, 2015 and June 30, 2015, the tax effect of the state and city net operating loss carryforwards included in the Company's deferred tax assets is $0.4 million and $0.9 million, respectively. As of December 31, 2015 and June 30, 2015, the Company had$114,000 and $114,000, respectively, of valuation allowance for certain state and city net operating loss carryforwards, based on the Company's quarterly assessment of the realizability of its deferred tax assets.
As of December 31, 2015, the Company has recorded $243,000 of tax expense related to unrecognized tax positions. In addition, the Company had associated balances of $109,000 of accrued interest expense and $72,000 of accrued penalties related to uncertain tax positions. Of the total unrecognized tax benefits, $424,000 would reduce the Company's effective tax rate, if recognized. For the three months ended December 31, 2015 and 2014, the Company recognized approximately $5,000 and $10,000 of interest expense, respectively, and $0 and $0 of penalties related to uncertain tax positions, respectively. For the six months ended December 31, 2015 and 2014, the Company recognized approximately $9,000 and $19,000 of interest expense $0 and $0 of penalties related to uncertain tax positions, respectively.
Tax Examinations
Prior to the Distribution, the Company was included in the consolidated federal and state tax filings of the Former Parent. The Former Parent has been under examination by the IRS for the years ended June 30, 2004 through 2013; however, during the year ended June 30, 2015, the Former Parent was notified that it had successfully resolved the June 30, 2004 through June 30, 2007 tax years. As a result of the IRS exam, the Former Parent amended the state tax filings for the applicable periods. The amended state tax filings resulted in a tax benefit of approximately $0.6 million related to state net operating loss apportioned to the Company under intrastate apportionment rules for the year ended June 30, 2013. The Former Parent remains in appeals with the IRS for the years ended June 30, 2008 through 2013 and in examination with other taxing jurisdictions on certain tax matters, including challenges to certain positions the Former Parent has taken. The Former Parent is unable to determine the outcome of these audits at this time. With few exceptions, either prior federal, state or local examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Former Parent for the years through 2006.

12. RELATED PARTY TRANSACTIONS
Sales and Purchases Made to Affiliated Companies
During the three and six months ended December 31, 2015 and 2014, the Company made sales and purchases to various companies that had been under common control with A-Mark through the date of Distribution, and which have been deemed to be related parties.

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Related Party Company
Calzona Ventures, LLC	$—	$—	$—	$—	$—	$—	$157	$—
Stack's Bowers Numismatics, LLC	8,418	3,564	1,530	3,617	18,900	30,568	2,925	6,538
Related party, total	$8,418	$3,564	$1,530	$3,617	$18,900	$30,568	$3,082	$6,538
As of December 31, 2015 and June 30, 2015, the Company's had related party receivables and payables balance as set forth below:

in thousands
	December 31, 2015		June 30, 2015
	Receivables	Payable	Receivables	Payable
Related Party Company
Stack's Bowers Numismatics, LLC	$927	$—	$2	$10
SGI (Former Parent)	75	510	1,095	—
Related party, total	$1,002	$510	$1,097	$10

Secured Loans Made to Affiliated Companies
On June 18, 2014, CFC assumed the rights to a secured portfolio of short-term loan receivables totaling $2.6 million from Stack's Bowers Numismatics, LLC (Stack's Bowers), a related party. The Company reflects this transaction as a financing arrangement with the related party, secured by the portfolio of short-term loan receivables collateralized by numismatic and semi numismatic products, and bearing interest at 5.5% per annum. This secured loan was paid off in full, plus accrued interest, on August 19, 2014. As of December 31, 2015, the aggregate carrying value of this loan was $0.0 million.

On October 9, 2014, CFC entered into a loan agreement with Stack’s Bowers providing for a secured line of credit in the maximum principal amount of up to $16.0 million, bearing interest at a competitive rate per annum. Advances under the line of credit were secured by numismatic and semi-numismatic products. This secured loan was paid off in full, plus accrued interest, on April 15, 2015. As of December 31, 2015, the aggregate carrying value of this loan was $0.0 million.
On July 23, 2015, CFC entered into a loan agreement with Stack's Bowers providing a secured line of credit in the maximum principal amount of up to $2.5 million, bearing interest at a competitive rate per annum. The loan is secured by numismatic and semi-numismatic products. As of December 31, 2015, the aggregate carrying value of this loan was $0.9 million.
Interest Income Earned from Affiliated Companies
During the three and six months ended December 31, 2015 and 2014, the Company earned interest income related to loans that we made to Stack's Bowers and financing products sold to Stack's Bower, as set forth below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Related Party Company
Stack's Bowers Numismatics, LLC
Interest income from loan receivables	$12	$100	$32	$123
Interest income from finance products	160	3	316	7
Total	$172	$103	$348	$130

Secondment Agreement Fees and Reimbursements
In connection with the Distribution, SGI and the Company entered into a secondment agreement (the "Secondment Agreement"). Under the terms of the Secondment Agreement, A-Mark has agreed to make Gregory N. Roberts, our Chief Executive Officer, and Carol Meltzer, our Executive Vice President, General Counsel and Secretary, available to SGI for the performance of specified management and professional services following the spinoff in exchange for an annual secondment fee of $150,000 and reimbursement of certain bonus payments.
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
The Company records the accrual of secondment fees as a reduction to selling, general and administration expense. During the three months ended December 31, 2015 and 2014 the Company recognized approximately $75,000 and $75,000, respectively, of secondment fees. During the six months ended December 31, 2015 and 2014, the Company recognized approximately $75,000 and $75,000, respectively, of secondment fees. As of December 31, 2015 and June 30, 2015 the outstanding balance of secondment fees due from SGI was $75,000 and $0, respectively.
Income Tax Sharing Obligations
The amount payable under the Company's income tax sharing obligation due from SGI totaled $0.5 million, and $0 million as of December 31, 2015 and June 30, 2015, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes payable to Former Parent. The amount receivable under the Company's income tax sharing obligation due from SGI, totaled $0.0 million, and $1.1 million as of December 31, 2015 and June 30, 2015, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes receivable from Former Parent (see Note 11.)
Transaction with Affiliate of Board Member
In February 2015, A-M Global Logistics, LLC ("Logistics"), a wholly owned subsidiary of the Company that was formed to operate the Company's logistics fulfillment center in Las Vegas, Nevada, entered into various agreements with W. A. Richardson Builders, LLC ("WAR"), for the buildout of and improvements to the Las Vegas premises. The spouse of the Chairman of the Company's Audit Committee, Ellis Landau, is an owner and a managing member of WAR. The agreements were amended in January 2016. The amounts involved under the WAR contract, as amended, are approximately  $1.5 million. WAR is entitled to a fee equal to 5.0% of the contract work.
Royalties to Former Owner
As part of the sales agreement dated July 1, 2005, a former owner of the Company receives a portion of the finance income earned with a specific customer through July 2015. The Company incurred $0 and $47,000 in selling, general and administrative expenses (royalty expense) during the three months ended December 31, 2015 and 2014, respectively. The Company incurred $21,000 and $120,000 in selling, general and administrative expenses (royalty expense) during the six months ended December 31, 2015 and 2014, respectively. The total amount due to the former owner of $275,000 and $254,000 are included in accrued liabilities as of December 31, 2015 and June 30, 2015, respectively.

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
As of December 31, 2015, the maximum of the Trading Credit Facility was $205.0 million. The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.43% and 0.19% as of December 31, 2015 and June 30, 2015, respectively. Borrowings are due on demand and totaled $162.5 million and $147.0 million at December 31, 2015 and at June 30, 2015, respectively. The amounts available under the Trading Credit Facility are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the Trading Credit

Facility and lender approval of the revised borrowing base calculation.   The amounts available under the Trading Credit Facility after taking into consideration current borrowings, based upon the latest approved borrowing bases in effect, totaled $32.2 million and $20.9 million at December 31, 2015 and June 30, 2015, respectively.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company to maintain a minimum tangible net worth. As of December 31, 2015 the minimum tangible net worth financial covenant under the Trading Credit Facility was $35.0 million. The Company is in compliance with all restrictive financial covenants as of December 31, 2015. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions. Each lender has the right to cancel its credit line upon written notice.
Interest expense related to the Company’s borrowing arrangements totaled $1.1 million and $0.8 million, which represents 86.9% and 87.5% of the total interest expense recognized, for the three months ended December 31, 2015 and 2014, respectively. Interest expense related to the Company’s borrowing arrangements totaled $2.3 million and $1.8 million, which represents 89.4% and 87.6% of the total interest expense recognized, for the six months ended December 31, 2015 and 2014, respectively. Our borrowing arrangements carried a daily weighted average effective interest rate of 2.72% and 2.94%, respectively, for the three months ended December 31, 2015 and 2014. Our borrowing arrangements carried a daily weighted average effective interest rate of 2.77% and 3.00%, respectively, for the six months ended December 31, 2015 and 2014.
Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements, which bear interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $4.2 million and $9.5 million as of December 31, 2015 and June 30, 2015, respectively.
Product Financing Arrangement
The Company has an agreement with a financial institution (a third party) that allows the Company to transfer its gold and silver inventory at a fixed price to this third party. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $50.5 million and $39.4 million as of December 31, 2015 and June 30, 2015, respectively.
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
On October 25, 2015, the Company received notification from the City of Santa Monica that the City was challenging the Company's classification as an "agent/broker" for purposes of computing the business license fee due to the City. Historically, A-Mark has paid its business license fee on net receipts, consistent with the "agent/broker" classification. The City of Santa Monica has asserted that the Company should have instead paid the fee based on gross receipts and has made a preliminary assessment against the Company seeking a material amount of what it believes to be underreported fees, together with a material amount of penalties and interest. We strongly disagree with and intend to challenge the position taken by City of Santa Monica with respect to this matter. Neither the outcome of this administrative matter nor the amount or range of a potential impact to the Company in the event of an unfavorable outcome can be determined at this time.

15.	STOCKHOLDERS’ EQUITY
Payment of Dividends
    In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of quarterly dividends. The table below summarizes the quarterly dividends declared pursuant to this policy:

Dividend Declaration Date	Record Date (at close of Business)	Type of Dividend	Basis of Payment		Payment Date

February 6, 2015	March 12, 2015	Cash	$0.05	per common share	March 20, 2015
May 1, 2015	May 14, 2015	Cash	$0.05	per common share	May 25, 2015
September 11, 2015	September 24, 2015	Cash	$0.05	per common share	October 5, 2015
October 30, 2015	November 13, 2015	Cash	$0.05	per common share	November 25, 2015

On February 2, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common share to stockholders of record at the close of business on February 15, 2016, which is scheduled to be paid on or about February 29, 2016.
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
As of December 31, 2015, 622,000 shares were available for grant under the 2014 Plan.
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
The Company did not grant any share-based awards during the three months ended December 31, 2015 and 2014. There are no awards with performance conditions nor awards with market conditions.
Stock Options
During the three months ended December 31, 2015 and 2014, the Company incurred $38,670 and $37,644 of compensation expense related to stock options, respectively. During the six months ended December 31, 2015 and 2014, the Company incurred $77,341 and $77,220 of compensation expense related to stock options, respectively. As of December 31, 2015, there was total remaining compensation expense of $0.3 million related to employee stock options, which will be recorded over a weighted average period of approximately 1.8 years.
The following table summarizes the stock option activity for the six months ended December 31, 2015.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award (1)
Outstanding at June 30, 2015	233,127	$9.89	$283	$5.96
Granted through stock option plan	—	—
Exercised	—	—
Cancellations, expirations and forfeitures	—	—
Outstanding at December 31, 2015	233,127	9.89	$2,088	$5.96
Shares exercisable at December 31, 2015	182,184	10.30	$1,558	$5.92

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

Following is a summary of the status of stock options outstanding at December 31, 2015:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	6.85	$8.39	86,296	6.84	$8.41
10.01	15.00	98,888	6.78	11.94	95,888	6.71	12.00
		233,127	6.82	9.89	182,184	6.78	10.30

Restricted Stock Units
During the three months ended December 31, 2015 and 2014, the Company incurred $14,804 and $22,561 of compensation expense related to RSUs, respectively. During the six months ended December 31, 2015 and 2014, the Company incurred $29,608 and $45,121 of compensation expense related to RSUs, respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $31,752, which will be recorded over a weighted average period of approximately 0.5 years.
The following table summarizes the RSU activity for the six months ended December 31, 2015:

	Shares	Weighted Average Share Price at Grant Date (1)
Outstanding at June 30, 2015	86,298	$2.34
Shares granted	—	—
Shares released	—	—
Shares surrendered to cover employee minimum withholding taxes	—	—
Shares forfeited	—	—
Outstanding at December 31, 2015	86,298	$2.34
Vested but unissued at December 31, 2015	35,957	$—

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

     No tax benefit was recognized in the condensed consolidated statements of income related to share-based compensation for the three and six months ended December 31, 2015 and 2014. No share-based compensation was capitalized for the three and six months ended December 31, 2015 and 2014.
Stock Appreciation Rights
The Company, from time to time, may grant SARs to certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally 3.0 years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stock's closing price on the date of grant to the average price in the last month of the third year of vesting. As of December 31, 2015 and June 30, 2015, the Company had zero and 8,990 SARs issued and outstanding, respectively. The Company did not recognize any compensation expense related to these awards during the three months ended December 31, 2015 and 2014.
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

16. CUSTOMER AND SUPPLIER CONCENTRATION
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the three and six months ended December 31, 2015 and 2014 are listed below:

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,529,143	100.0%	$1,538,871	100.0%	$3,536,079	100.0%	$2,992,337	100.0%
Customer concentrations
HSBC Bank USA	$281,473	18.4%	$448,453	29.1%	$615,026	17.4%	$982,991	32.9%
JM Bullion	157,087	10.3	116,082	7.5	403,956	11.4	182,647	6.1
Total	$438,560	28.7%	$564,535	36.6%	$1,018,982	28.8%	$1,165,638	39.0%

Customers providing 10 percent or more of the Company's accounts receivable as of December 31, 2015 and June 30, 2015, respectively, are listed below:

in thousands
	December 31, 2015		June 30, 2015

	Amount	Percent	Amount	Percent
Total accounts receivable, net	$22,557	100.0%	$30,025	100.0%
Customer concentrations
United Overseas Bank Limited	$2,458	10.9%	$—	—%
United States Mint	7,367	32.7	9,781	32.6
Jerrit Canyon	3,042	13.5	1,435	4.8
Total	$12,867	57.1%	$11,216	37.4%
The loss of any of the above listed customers could have a material adverse effect on the operations of the Company.
Supplier Concentration
The Company buys precious metals from a variety of sources, including through brokers and dealers, from sovereign and private mints, from refiners and directly from customers. The Company believes that no one or small group of suppliers is critical to its business, since other sources of supply are available that provide similar products on comparable terms.

17.	GEOGRAPHIC INFORMATION
Revenue are attributed to geographic location based on customer location. The Company's geographic operations are as follows:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Revenue by geographic region:
United States	$1,402,860	$1,345,428	$3,256,132	$2,658,914
Europe	42,616	64,460	94,748	119,410
North America, excluding United States	73,860	110,057	160,645	181,836
Asia Pacific	8,999	18,732	22,265	30,044
Africa	18	25	63	25
Australia	790	167	2,194	2,106
South America	—	2	32	2
Total revenue	$1,529,143	$1,538,871	$3,536,079	$2,992,337

in thousands
	December 31, 2015	June 30, 2015
Inventories by geographic region:
United States	$218,211	$173,939
Europe	6,484	4,374
North America, excluding United States	14,160	12,287
Asia	924	901
Total inventories	$239,779	$191,501

in thousands
	December 31, 2015	June 30, 2015
Assets by geographic region:
United States	$340,482	$302,046
Europe	7,513	10,668
North America, excluding United States	14,160	12,287
Asia	924	901
Total assets	$363,079	$325,902

in thousands
	December 31, 2015	June 30, 2015
Long term assets by geographic region:
United States	$15,440	$13,204
Europe	67	72
Total long-term assets	$15,507	$13,276

18.	SUBSEQUENT EVENTS
Additional Investment in a Noncontrolled Entity
On January 15, 2016, the Company consummated the purchase of an additional 5.8% of the issued and outstanding common stock of one of its customers, an online retailer of generic gold and silver coins and bullion, pursuant to an amended and restated agreement with the retailer dated as of October 26, 2015. The purchase price for the acquisition was $2.3 million. As result of this transaction, the Company now owns 20% of the retailer's outstanding common stock on a fully diluted basis.

Dividend Declaration
On February 2, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common share to stockholders of record at the close of business on February 15, 2016, which is scheduled to be paid on or about February 29, 2016.
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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three and six months ended December 31, 2015 and 2014. Included in our analysis is a discussion of five performance metrics: (i) ounces of gold sold, (ii) ounces of silver sold, (iii) trading ticket volume, (iv) inventory turnover ratio and (v) number of secured loans at period-end.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of December 31, 2015. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
Our Strategy
The Company has grown from a small numismatics firm in 1965 to a significant participant in the bullion and coin markets, with approximately $6.0 billion in revenues for the year ended June 30, 2015. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, particularly in Europe, and the scope of complementary products and services that we offer to our customers. We intend to promote our growth by leveraging off our existing integrated operations: the depth of our customer relations; our access to market makers, suppliers and government mints and other mints; our trading offices in the U.S. and Europe, which are open 17 hours a day 5 days a week; our expansive precious metals dealer network; our depository relationships around the world; our knowledge of secured lending; our logistics capabilities; our trading expertise; and the quality and experience of our management team.
Our Customers
Our customers include financial institutions, bullion retailers, industrial manufacturers, and sovereign mints.  The Company makes a two way market, which results in many customers also operating as our suppliers.  This diverse base of customers purchases a variety of products from the Company in a multitude of grades, primarily in the form of coins and bars.
Factors Affecting Revenues, Gross Profits, Interest Income and Interest Expense
Revenues. The Company enters into transactions to sell and deliver gold, silver, platinum and palladium to coin fabricators, such as mints, industrial manufacturers and fabricators, including electronics, and component parts companies, jewelry manufacturers and refiners in investment or industrial grade, in a variety shapes and sizes.
The Company also sells precious metals on forward contracts at a fixed price based on current prevailing precious metal spot price with a certain delivery date in the future (up to six months from date of the forward contract.) Typically, these forward contracts are net settled against our other positions or are settled in cash, whereby no physical product is delivered. Sales on forward contracts can range, approximately, between 20% to 35% of our total revenues in any given period. We enter into these forward contacts as part of our hedging strategy to mitigate our price risk of hold inventory; they are not entered into for speculative purposes.
The Company also engages in lending transactions of precious metal products and other customized financial transactions related to precious metal products with or on behalf of our customers and other counterparties, whereby the Company earns a fee based on the underlying value of the precious metal.
In addition, the Company earns revenue by providing storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors and collectors worldwide and by providing storage and order-fulfillment services to our retail customers. These revenue streams are complements to our trading activity, and represents less than one percent of our revenues.

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
Gross Profits. Gross profit is the difference between our revenues and the cost of our products. Since we quote prices based on the current commodity market prices for precious metals, we enter into a combination of forward and futures contracts to effect a hedge position equal to the underlying precious metal commodity value, which substantially represents inventory subject to price risk.  We enter into these derivative transactions solely for the purpose of hedging our inventory, and not for speculative purposes. Our gross profit includes the gains and losses resulting from these derivative instruments. However, the gains and losses on the derivative instruments are substantially offset by the gains and losses on the corresponding changes in the market value of our precious metals inventory. As a result, our results of operations generally are not materially impacted solely by changes in commodity prices.
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
Interest Income. The Company enters into secured loans and secured financing structures with its customers under which it charges interest income. The Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products. Through its wholly owned subsidiary, CFC, the Company also enters into loans secured by precious metals and numismatic material owned by the borrowers and held by the Company for the term of the loan.
Interest Expense. The Company incurs interest expense as a result of usage under its lines of credit, product financing arrangements and liability on borrowed metals. The Company also incurs interest expense as a result of its product financing agreements for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third-party finance company. Additionally, the Company incurs interest expense when we borrow precious metals from our suppliers under short-term arrangements, which bear interest at a designated rate.
Performance Metrics
In addition to financial statement indicators, our management utilizes certain metrics to assess the performance of our business.
We look at the number of ounces of gold and silver sold and delivered to our customers (excluding ounces recorded on forward contracts). These numbers reflect the volume of the business that we are doing without regard to changes in commodity pricing which figure into revenues and can mask actual business trends.
Another measure of our business volume, unaffected by changes in commodity pricing, is what we refer to as trading ticket volume, which is the total number orders processed by our trading desks in Santa Monica and Vienna Austria. In periods of higher volatility, there is generally increased trading in the commodity markets, and increased demand for our products, which translates into higher business volume.
Inventory turnover is another performance measure on which we are focused. We define inventory turnover as the cost of sales during the relevant period divided by the average inventory during the period. Inventory turnover ratio is a measure of how quickly inventory has moved during the period. A higher inventory turnover ratio, which we typically experience during periods of higher volatility when trading is more robust, reflects a more efficient use of our capital.
Finally, as a measure of the size of our lending business, we look at the number of secured loans at the end of the fiscal quarter.
Fiscal Year
Our fiscal year end is June 30 each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended December 31, 2015 and 2014
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended December 31, 2015 and 2014 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended December 31,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,529,143	100.000%	$1,538,871	100.000%	$(9,728)	(0.6)%
Gross profit	5,676	0.371%	7,193	0.467%	$(1,517)	(21.1)%
Selling, general and administrative expenses	(4,528)	(0.297)%	(4,754)	(0.309)%	$(226)	(4.8)%
Interest income	2,182	0.143%	1,398	0.091%	$784	56.1%
Interest expense	(1,322)	(0.086)%	(969)	(0.063)%	$353	36.4%
Unrealized gains (losses) on foreign exchange	150	0.010%	(75)	(0.005)%	$225	NM
Net income before provision for income taxes	2,158	0.141%	2,793	0.181%	$(635)	(22.7)%
Provision for income taxes	(827)	(0.054)%	(1,131)	(0.074)%	$(304)	(26.9)%
Net income	$1,331	0.087%	$1,662	0.108%	$(331)	(19.9)%

Per Share Data:
Basic	$0.19		$0.24		$(0.05)	(20.8)%
Diluted	$0.19		$0.24		$(0.05)	(20.8)%

Performance Metrics:
Gold ounces sold(1)	699,000		555,000		144,000	25.9%
Silver ounces sold(2)	32,846,000		25,802,000		7,044,000	27.3%
Trading ticket volume(3)	16,805		22,249		(5,444)	(24.5)%
Inventory turnover ratio(4)	6.2		8.0		(1.8)	(22.5)%
Number of secured loans at quarter end(5)	670		123		547	444.7%

_________________________________

NM	Not meaningful.

(1)	Gold product ounces sold represent the ounces of gold sold and delivered to the customer during the quarter, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represent the ounces of silver product sold and delivered to the customer during the quarter, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by our trading desks in Santa Monica and Vienna during the quarter.

(4)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(5)	Number of outstanding secured loans to customers at quarter end.

Overview of Results of Operations for the Six Months Ended December 31, 2015 and 2014
Condensed Consolidated Results of Operations
The operating results of our business for the six months ended December 31, 2015 and 2014 are as follows:

in thousands, except per share data and performance metrics
Six Months Ended December 31,	2015		2014		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$3,536,079	100.000%	$2,992,337	100.000%	$543,742	18.2%
Gross profit	20,100	0.568%	12,923	0.432%	$7,177	55.5%
Selling, general and administrative expenses	(10,936)	(0.309)%	(8,973)	(0.300)%	$1,963	21.9%
Interest income	4,115	0.116%	2,875	0.096%	$1,240	43.1%
Interest expense	(2,556)	(0.072)%	(2,032)	(0.068)%	$524	25.8%
Unrealized gains (losses) on foreign exchange	111	0.003%	(84)	(0.003)%	$195	NM
Net income before provision for income taxes	10,834	0.306%	4,709	0.157%	$6,125	130.1%
Provision for income taxes	(4,139)	(0.117)%	(1,909)	(0.064)%	$2,230	116.8%
Net income	$6,695	0.189%	$2,800	0.094%	$3,895	139.1%

Per Share Data:
Basic	$0.96		$0.40		$0.56	140.0%
Diluted	$0.94		$0.40		$0.54	135.0%

Performance Metrics:
Gold ounces sold(1)	1,595,000		998,000		597,000	59.8%
Silver ounces sold(2)	73,300,000		43,974,000		29,326,000	66.7%
Trading ticket volume(3)	45,715		41,579		4,136	9.9%
Inventory turnover ratio(4)	16.3		14.9		1.4	9.4%
Number of secured loans at period end(5)	670		123		547	444.7%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represent the ounces of gold product sold and delivered to the customer during the six-month period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represent the ounces of silver product sold and delivered to the customer during the six-month period, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by our trading desks in Santa Monica and Vienna during the six-month period.

(4)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(5)	Number of outstanding secured loans to customers at the end of the period.

Revenues
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Three Months Ended December 31,	2015		2014		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,529,143	100.000%	$1,538,871	100.000%	$(9,728)	(0.6)%
Performance Metrics
Gold ounces sold	699,000		555,000		144,000	25.9%
Silver ounces sold	32,846,000		25,802,000		7,044,000	27.3%

Revenues for the three months ended December 31, 2015 decreased $9.7 million, or 0.6%, to $1.529 billion from $1.539 billion in 2014. Gold ounces sold for the three months ended December 31, 2015 increased 144,000 ounces, or 25.9%, to 699,000 ounces from 555,000 ounces in 2014. Silver ounces sold for the three months ended December 31, 2015 increased 7,044,000 ounces, or 27.3%, to 32,846,000 ounces from 25,802,000 ounces in 2014.
Our revenues decreased primarily due to a 7.7% decline of average spot prices for gold and a 10.4% decline in the average spot prices for silver that was partially offset by the increase in the total amount of gold ounces and silver ounces sold during the three months ended December 31, 2015 as compared to 2014.
Ounce volumes for gold and silver products increased by 25.9% and 27.3%, respectively, as compared to the same year-ago period, was primarily driven by demand for the company’s industrial products. Industrial products are generally sold in significantly larger quantities per trading ticket than are our other products. These higher volumes were due in part to downward trends in precious metals prices caused in part by macro-economic conditions in the financial markets, which resulted in increased demand for gold and silver products as compared to the same year-ago period.
Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Six Months Ended December 31,	2015		2014		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$3,536,079	100.000%	$2,992,337	100.000%	$543,742	18.2%
Performance Metrics
Gold ounces sold	1,595,000		998,000		597,000	59.8%
Silver ounces sold	73,300,000		43,974,000		29,326,000	66.7%

Revenues for the six months ended December 31, 2015 increased $543.7 million, or 18.2%, to $3.536 billion from $2.992 billion in 2014. Our revenues increased primarily due to an increase in the total amount of gold ounces and silver ounces sold during the six months ended December 31, 2015 as compared to 2014.
Gold ounces sold for the six months ended December 31, 2015 increased 597,000 ounces, or 59.8%, to 1,595,000 ounces from 998,000 ounces in 2014. Silver ounces sold for the six months ended December 31, 2015 increased 29,326,000 ounces, or 66.7%, to 73,300,000 ounces from 43,974,000 ounces in 2014.
    Key factors contributing to the increase in demand were the volatility and decrease in commodity prices during our first fiscal quarter. The average spot prices for gold declined 9.3% and average spot prices for silver declined 15.3% during the six months ended December 31, 2015 as compared to 2014. The increase in volatility was due in part to macro-economic factors which created an increase in demand at lower price levels.  The combination of higher volatility and demand for product that exceeds supply historically results in higher revenues, but is not representative of normal market conditions.

Gross Profit
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Three Months Ended December 31,	2015		2014		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$5,676	0.371%	$7,193	0.467%	$(1,517)	(21.1)%
Performance Metrics
Trading-ticket volume	16,805		22,249		(5,444)	(24.5)%
Inventory turnover ratio	6.2		8.0		(1.8)	(22.5)%

Gross profit for the three months ended December 31, 2015 decreased by $1.5 million, or 21.1%, to $5.7 million from $7.2 million in 2014. The Company’s profit margin percentage decreased by 20.6% to 0.371% from 0.467% in 2014. Trading-ticket volume for the three months ended December 31, 2015 decreased by 5,444 tickets, or 24.5%, to 16,805 tickets from 22,249 tickets in 2014. Our inventory turnover rate for the three months ended December 31, 2015 decreased 22.5%, to 6.2 from 8.0 in 2014.
The Company’s profit margin decreased primarily due to a change in product mix. The Company sold more lower-margin industrial products as compared to the same year-ago period. Also, the profit margin decreased due to lower premium spreads on the Company’s primary products as compared to the same year-ago period. The Company experienced lower volatility and demand compared to 2014, which resulted in a tightening of trading spreads.
The decrease in our trading-ticket volume was primarily due to the unusually high volumes experienced in the quarter ended September 30, 2015, as our customers sold-through their substantial inventory positions acquired during the quarter ended September 30, 2015. The decrease in our inventory turnover rate was primarily due to lower demand for our primary products and and the longer carry periods associated with our higher margin custom products, which resulted in the Company carrying higher inventory levels at lower turnover rates as compared to 2014.
Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Six Months Ended December 31,	2015		2014		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$20,100	0.568%	$12,923	0.432%	$7,177	55.5%
Performance Metrics
Trading-ticket volume	45,715		41,579		4,136	9.9%
Inventory turnover ratio	16.3		14.9		1.4	9.4%

Gross profit for the six months ended December 31, 2015 increased by $7.2 million, or 55.5%, to $20.1 million from $12.9 million in 2014. The Company’s profit margin percentage increased by 31.5% to 0.568% from 0.432% in 2014. The Company’s profit margin increase was primarily due to higher premium spreads on the Company’s primary products, in particular during the quarter ended September 30, 2015. The Company experienced higher volatility and greater supply constraints compared to 2014, which resulted in a widening of trading spreads.
Trading-ticket volume for the six months ended December 31, 2015 increased by 4,136 tickets, or 9.9%, to 45,715 tickets from 41,579 tickets in 2014. The increase in our trading-ticket volume was primarily the result of unusually strong market conditions and demand in the three months ended September 30, 2015, partially offset by a reduction in volatility and demand through the second half of the six month period.
Our inventory turnover rate for the six months ended December 31, 2015 increased by 9.4%, to 16.3 from 14.9 in 2014. The increase in our inventory turnover rate was primarily due to higher demand for our primary products, offset by an increase the longer carry periods associated with higher margin custom products, which resulted in the Company carrying higher inventory levels at lower turnover rates as compared to 2014.

Selling, General and Administrative Expenses
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Three Months Ended December 31,	2015		2014		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(4,528)	(0.297)%	$(4,754)	(0.309)%	$(226)	(4.8)%

Selling, general and administrative expenses for the three months ended December 31, 2015 decreased $0.2 million, or 4.8%, to $4.5 million from $4.8 million in 2014. The decrease is primarily due to performance-based compensation accruals, offset by the operational cost of our logistics center that was established to provide fulfillment services to our customers, which began operations in July of 2015.
Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Six Months Ended December 31,	2015		2014		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(10,936)	(0.309)%	$(8,973)	(0.300)%	$1,963	21.9%

Selling, general and administrative expenses for the six months ended December 31, 2015 increased $2.0 million, or 21.9%, to $10.9 million from $9.0 million in 2014. The increase is primarily due to performance-based compensation accruals and the operational cost of a logistics center established to provide fulfillment services to our customers.
In fiscal 2015, the Company expanded its logistics capabilities by relocating to a new facility in Las Vegas, Nevada. The Company began to receive and ship inventory from this facility in July of 2015. The Company is proceeding with its plans to reduce the volume of business it does with third-party storage providers during this fiscal year.
Interest Income
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Three Months Ended December 31,	2015		2014		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$2,182	0.143%	$1,398	0.091%	$784	56.1%
Performance Metrics
Number of secured loans at quarter-end	670		123		547	444.7%

Interest income for the three months ended December 31, 2015 increased $0.8 million, or 56.1%, to $2.2 million from $1.4 million in 2014. Interest income increased primarily due to an increase in the size of our loan portfolio as well as improvement in certain finance products. The improvement in the value of loans outstanding, which resulted in higher interest income, was due primarily to an increase in the number of secured loans. Secured loans increased by 444.7% to 670 from 123 in 2014, primarily due to the acquisition of bullion-based loan portfolios from a retail customer. In addition, fees earned related to our wholesale finance products increased in comparison to the same year-ago period.
Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Six Months Ended December 31,	2015		2014		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$4,115	0.116%	$2,875	0.096%	$1,240	43.1%
Performance Metrics
Number of secured loans at quarter-end	670		123		547	444.7%

Interest income for the six months ended December 31, 2015 increased $1.2 million, or 43.1%, to $4.1 million from $2.9 million in 2014. Interest income increased primarily due to an increase in the size of the CFC loan portfolio as well as improvement in certain finance products. The improvement in the value of loans outstanding, which resulted in higher interest income, was due primarily to an increase in the number of secured loans. Secured loans increased by 444.7% to 670 from 123 in 2014, primarily due to the acquisition of bullion-based loan portfolios from a retail customer. In addition, fees earned related to our wholesale finance products increased in comparison to the same year-ago period.
Interest Expense
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Three Months Ended December 31,	2015		2014		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(1,322)	(0.086)%	$(969)	(0.063)%	$353	36.4%

Interest expense for the three months ended December 31, 2015 increased $0.4 million, or 36.4% to $1.322 million from $1.0 million in 2014. The increase was related primarily to greater usage of our lines of credit.
Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Six Months Ended December 31,	2015		2014		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(2,556)	(0.072)%	$(2,032)	(0.068)%	$524	25.8%

Interest expense for the six months ended December 31, 2015 increased $0.5 million, or 25.8% to $2.6 million from $2.0 million in 2014. The increase was related primarily to greater usage of our lines of credit, resulting in an increase in the finance book, as well as higher inventory levels. We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. The Company utilizes its lines of credit extensively for working capital requirements.
Provision for Income Taxes
Our effective rate could be adversely affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which the Company's operate. The Company is also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. The Company's effective rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Three Months Ended December 31,	2015		2014		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(827)	(0.054)%	$(1,131)	(0.074)%	$(304)	(26.9)%

Our provision for income taxes was $0.8 million and $1.1 million for the three months ended December 31, 2015 and 2014, respectively. Our effective tax rate was approximately 38.3% and 40.5% for the three months ended December 31, 2015 and 2014, respectively. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items. In addition, the Company accrues for income tax due in state and foreign jurisdictions in which it operates. The Company's estimate of the annual effective tax rate ("blended rate") changed primarily due to the mix of states that the Company operates in and a decrease in non-deductible tax expense (as a percentage of taxable income), compared to 2014.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Six Months Ended December 31,	2015		2014		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(4,139)	(0.117)%	$(1,909)	(0.064)%	$2,230	116.8%

Our provision for income taxes was $4.1 million and $1.9 million for the six months ended December 31, 2015 and 2014, respectively. Our effective tax rate was approximately 38.2% and 40.5% for the six months ended December 31, 2015 and 2014, respectively. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items. In addition, the Company accrues for income tax due in state and foreign jurisdictions in which it operates. The Company's estimate of the annual effective tax rate ("blended rate") changed primarily due to the mix of states that the Company operates in and a decrease in non-deductible tax expense (as a percentage of taxable income), compared to 2014.
LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of December 31, 2015, approximately 94% of our assets consisted of cash, customer receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
Typically, the Company acquires its inventory by: (1) purchasing inventory from our suppliers by utilizing our own capital and lines of credit; (2) borrowing precious metals from our suppliers under short-term arrangements which bear interest at a designated rate, and (3) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.
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
Lines of Credit

in thousands
	December 31, 2015	June 30, 2015	December 31, 2015 Compared to June 30, 2015
Lines of credit	$162,500	$147,000	$15,500
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
As of December 31, 2015, the maximum of the Trading Credit Facility was $205.0 million. The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.43% and 0.19% as of December 31, 2015 and June 30, 2015, respectively. Borrowings are due on demand and totaled $162.5 million and $147.0 million at December 31, 2015 and at June 30, 2015, respectively. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the Trading Credit Facility and lender approval of the revised borrowing base calculation.  The amounts available under the Trading Credit Facility are determined at the end of each week following a specified borrowing base formula.  The amounts available under the Trading Credit Facility after taking into consideration current borrowings, based upon the latest approved borrowing bases in effect, totaled $32.2 million and $20.9 million at December 31, 2015 and June 30, 2015, respectively.
The Trading Credit Facility has certain restrictive financial covenants, which require the Company to maintain a minimum tangible net worth. As of December 31, 2015, the minimum tangible net worth financial covenant under the Trading Credit Facility was $35.0 million. The Company is in compliance with all restrictive financial covenants as of December 31, 2015. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions. Each lender has the right to cancel its credit line upon written notice.
Liability on Borrowed Metals

in thousands
	December 31, 2015	June 30, 2015	December 31, 2015 Compared to June 30, 2015
Liability on borrowed metals	$4,234	$9,500	$(5,266)
We borrow precious metals from our suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $4.2 million and $9.5 million at December 31, 2015 and at June 30, 2015, respectively.
Product Financing Agreement

in thousands
	December 31, 2015	June 30, 2015	December 31, 2015 Compared to June 30, 2015
Product financing agreement	$50,504	$39,425	$11,079
The Company has an agreement with a financial institution (a third party) that allows the Company to transfer its gold and silver inventory at a fixed price to this third party. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangement and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of sales. Such obligation totaled $50.5 million and $39.4 million as of December 31, 2015 and June 30, 2015, respectively.
Secured Loans

in thousands
	December 31, 2015	June 30, 2015	December 31, 2015 Compared to June 30, 2015
Secured loans	$57,708	$49,316	$8,392
The Company is a California license finance lender that makes and acquires commercial loans secured by numismatic and semi-numismatic coins and bullion that affords our customers a convenient means of financing their inventory or collections.  Predominantly, most of the Company's secured loans are short-term in nature and the renewal of these instruments is at the discretion of the Company and, as such, provides us with some flexibility in regards to our capital deployment strategies.

Dividends

in thousands
	December 31, 2015	June 30, 2015	December 31, 2015 Compared to June 30, 2015
Dividends, declared	$696	$698	$(2)
In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share. Two quarterly dividends of $0.05 per common share were paid by the Company in fiscal 2015 and two payments were paid in fiscal 2016.
On February 2, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common hare to stockholders of record at the close of business on February 8, 2016, which is scheduled to be paid on February 29, 2016.
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
The following summarizes components of our condensed consolidated statements of cash flows for the three months ended December 31, 2015 and 2014:

in thousands
Six Months Ended	December 31, 2015	December 31, 2014	Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014
Net cash used in operating activities	$(30,699)	$(80,578)	49,879
Net cash (used in) provided by investing activities	$(12,736)	$648	(13,384)
Net cash provided by financing activities	$25,883	$71,850	(45,967)
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash used in operating activities
Operating activities used $30.7 million and used $80.6 million in cash for the six months ended December 31, 2015 and 2014, respectively, representing a $49.9 million decrease in the use of cash compared to six months ended December 31, 2014. This period over period decrease in the of use of funds in operating activities was primarily due changes in the balances of receivables, deferred income taxes, accounts payables and net income, offset by changes in the balances of derivative assets, and liabilities on borrowed metals.
Net cash (used in) provided by investing activities
Investing activities used $12.7 million and provided $0.6 million in cash for the six months ended December 31, 2015 and 2014, respectively, representing an increase of $13.4 million in the decrease of cash compared to six months ended December 31, 2014. This period over period increase is the result of the change in balance of secured loans of $11.7 million that was primarily due to more acquisitions of loan portfolios, and an increase in investments of $1.2 million made in the current comparable period.
Net cash provided by financing activities
Financing activities provided $25.9 million and provided $71.9 million in cash for the six months ended December 31, 2015 and 2014, respectively, representing a decrease of $46.0 million in the in funds provided by financing activities compared to six months ended December 31, 2014. This period over period decrease of funds provided by financing activities was primarily due to changes in the balance of product financing arrangements of $45.0 million.

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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at December 31, 2015 are scheduled to settle within 30 days.
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
Net losses on derivative instruments in the condensed consolidated statements of income totaled $2.6 million and $28.2 million for the three months ended December 31, 2015 and 2014, respectively. Net losses on derivative instruments in the condensed consolidated statements of income totaled $17.0 million and $34.5 million for the six months ended December 31, 2015 and 2014, respectively (see Note 10.)
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
On October 25, 2015, the Company received notification from the City of Santa Monica that the City was challenging the Company's classification as an "agent/broker" for purposes of computing the business license fee due to the City. Historically, A-Mark has paid its business license fee on net receipts, consistent with the "agent/broker" classification. The City of Santa Monica has asserted that the Company should have instead paid the fee based on gross receipts and has made a preliminary assessment against the Company seeking a material amount of what it believes to be underreported fees, together with a material amount of penalties and interest.We strongly disagree with and intend to challenge the position taken by City of Santa Monica with respect to this matter. Neither the outcome of this administrative matter nor the amount or range of a potential impact to the Company in the event of an unfavorable outcome can be determined at this time.
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities as follows at December 31, 2015 and at June 30, 2015, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk:

	December 31, 2015	June 30, 2015
Inventory	$239,779	$191,501
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(76)	(1,518)
Premium on metals position	(4,451)	(3,255)
Inventory value not hedged	(4,527)	(4,773)

Subtotal	235,252	186,728
Commitments at market:
Open inventory purchase commitments	353,421	444,023
Open inventory sales commitments	(226,942)	(249,081)
Margin sale commitments	(12,456)	(12,430)
In-transit inventory no longer subject to market risk	(8,885)	(13,807)
Unhedgable premiums on open commitment positions	2,192	528
Inventory borrowed from suppliers	(4,234)	(9,500)
Product financing obligation	(50,504)	(39,425)
Advances on industrial metals	3,235	3,340
Inventory subject to price risk	291,079	310,376

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	124,497	202,323
Precious metals futures contracts at market values	166,330	107,993
Total market value of derivative financial instruments	290,827	310,316

Net inventory subject to commodity price risk	$252	$60

We are exposed to the risk of default of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At December 31, 2015, we believe our risk of counterparty default is mitigated based on our evaluation, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2015 and June 30, 2015, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	December 31, 2015	June 30, 2015
Purchase commitments	$353,421	$444,023
Sales commitments	$(226,942)	$(249,081)
Margin sale commitments	$(12,456)	$(12,430)
Open forward contracts	$124,497	$202,323
Open futures contracts	$166,330	$107,993
Foreign exchange forward contracts	$640	$6,242

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
As of December 31, 2015 and June 30, 2015, the unrealized losses resulting from the difference between market value and cost of physical inventories were $4.7 million and $3.9 million, respectively. The premium component of market value included in the inventories as of December 31, 2015 and June 30, 2015 totaled $4.5 million and $3.3 million, respectively.
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Additionally, neither the commemorative coin inventory nor the premium component of our inventory is hedged. As of December 31, 2015 and June 30, 2015, our commemorative coin inventory totaled $0.1 million and $1.5 million, respectively.
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $4.2 million and $9.5 million as of December 31, 2015 and June 30, 2015, respectively. The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 10.)
Inventory includes amounts for obligations under product financing arrangements. A-Mark entered into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to A-Mark at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in ASC 470-40 Product Financing Arrangements. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $50.5 million and $39.4 million as of December 31, 2015 and June 30, 2015, respectively.
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2015 and June 30, 2015 totaled $4.1 million and $5.6 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements are collateralized for benefit of the Company.
The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the of the product on the repurchase date. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2015 and June 30, 2015, included within inventory is $73.0 million and $49.1 million of precious metals products subject to repurchase.

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
The Company's condensed consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the Distribution rather than a member of the Former Parent's condensed consolidated income tax return group. Current tax payable reflects balances due to the Former Parent for the Company's share of the income tax assets of the group.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Effective February 2, 2016, Gianluca Marzola, its Chief Accounting Officer and the Company's principal financial officer for purposes of the Securities Exchange Act of 1934, as amended (the "Exchange Act") resigned as an employee of the Company. Mr. Marzola has agreed to serve as a consultant to the Company through August 14, 2016. Mr. Marzola’s decision to resign was solely for personal reasons and time considerations and did not involve any disagreement with the Company, the Company's management or the Board of Directors. Effective February 2, 2016, Thor Gjerdrum, the Company's Chief Operating Officer and Executive Vice President, was appointed as Acting Chief Accounting Officer, which position continues to constitute our principal financial officer for purposes of the Exchange Act. It is expected that Cary Dickson, who was appointed as Chief Financial Officer and Executive Vice President of the Company on February 2, 2016, will shortly assume the role of principal financial officer for purposes of the Exchange Act.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.
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
Because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus a margin and vary by financial institution. The LIBOR rate was approximately 0.43% and 0.19% as of December 31, 2015 and June 30, 2015, respectively.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 28.8% of A-Mark's revenues for the six months ended December 31, 2015. A single customer represented 30.9% of A-Mark's revenues for the year ended June 30, 2015. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
On October 25, 2015, the Company received notification from the City of Santa Monica that the City was challenging the Company's classification as an "agent/broker" for purposes of computing the business license fee due to the City. Historically,

A-Mark has paid its business license fee on net receipts, consistent with the "agent/broker" classification. The City of Santa Monica has asserted that the Company should have instead paid the fee based on gross receipts and has made a preliminary assessment against the Company seeking a material amount of what it believes to be underreported fees, together with a material amount of penalties and interest. We strongly disagree with and intend to challenge the position taken by City of Santa Monica with respect to this matter. Neither the outcome of this administrative matter nor the amount or range of a potential impact to the Company in the event of an unfavorable outcome can be determined at this time.
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
Effective March 2, 2015, the Board of Directors approved a cash dividend policy calling for the payment of a quarterly cash dividend of $0.05 per common share. The policy was amended on February 2, 2016 to provide for a quarterly cash dividend of $0.07 per common share.  The declaration of cash dividends in the future is subject to the determination each quarter by the Board of Directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements, bank covenants, and alternative uses of cash that the Board of Directors may conclude would represent an opportunity to generate a greater return on investment for the Company. Accordingly, there can be no assurance that the Company will continue to pay dividends on a regular basis.  If the Board of Directors were to determine not to pay dividends in the future, shareholders would not receive any further return on an investment in our capital stock in the form of dividends, and may only obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.
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

Date:	February 10, 2016	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

	February 10, 2016	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Thor Gjerdrum
			Name:	Thor Gjerdrum
			Title:	Chief Operating Officer and Acting Chief Accounting Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	February 10, 2016
Gregory N. Roberts	(Principal Executive Officer)

/s/ Thor Gjerdrum	Chief Operating Officer and Acting Chief Accounting Officer	February 10, 2016
Thor Gjerdrum	(Principal Financial Officer)