Form 10-Q
period 2016-03-31
A-Mark Precious Metals, Inc.
filed 2016-05-11
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 10, 2016, the registrant had 6,996,964 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2016

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)
(unaudited)

	March 31, 2016	June 30, 2015

ASSETS
Current assets:
Cash	$12,972	$20,927
Receivables, net	25,928	30,025
Derivative assets	11,086	11,364
Secured loans receivable	64,227	48,666

Inventories:
Inventories	180,805	152,076
Restricted inventories	93,168	39,425
	273,973	191,501

Income taxes receivable	8,845	7,846
Income taxes receivable from Former Parent	—	1,095
Prepaid expenses and other assets	1,662	1,202
Total current assets	398,693	312,626

Property and equipment, net	3,338	2,850
Goodwill	4,884	4,884
Intangibles, net	2,082	2,369
Long-term secured loans receivable	600	650
Long-term investments	7,785	2,500
Deferred tax assets - non-current	—	23
Total assets	$417,382	$325,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$190,000	$147,000
Liability on borrowed metals	5,573	9,500
Product financing arrangement	93,168	39,425
Accounts payable	42,838	50,639
Derivative liabilities	11,073	17,897
Accrued liabilities	6,600	5,330
Income taxes payable to Former Parent	510	—
Deferred tax liability - current	4,398	149
Total current liabilities	354,160	269,940
Deferred tax liabilities - non-current	268	—
Total liabilities	354,428	269,940

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of March 31, 2016 and June 30, 2015	—	—
Common Stock, par value $0.01; 40,000,000 shares authorized; 6,996,964 and 6,973,549 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	70	70
Additional paid-in capital	22,444	22,470
Retaining earnings	40,440	33,422
Total stockholders’ equity	62,954	55,962
Total liabilities and stockholders’ equity	$417,382	$325,902

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenues	$1,512,750	$1,624,495	$5,048,829	$4,616,832
Cost of sales	1,505,892	1,618,871	5,021,871	4,598,285
Gross profit	6,858	5,624	26,958	18,547

Selling, general and administrative expenses	(5,366)	(4,089)	(16,302)	(13,062)
Interest income	2,250	1,607	6,365	4,482
Interest expense	(1,658)	(1,157)	(4,214)	(3,189)
Other income	107	—	613	—
Unrealized (losses) gains on foreign exchange	(102)	(123)	9	(207)
Net income before provision for income taxes	2,089	1,862	13,429	6,571
Provision for income taxes	(894)	(177)	(5,226)	(2,086)
Net income	$1,195	$1,685	$8,203	$4,485

Basic and diluted income per share:
Basic - net income	$0.17	$0.24	$1.18	$0.64
Diluted - net income	$0.17	$0.24	$1.15	$0.64
Weighted average shares outstanding:
Basic	6,983,400	6,962,742	6,976,800	6,962,742
Diluted	7,146,100	7,061,600	7,111,900	7,061,700

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, June 30, 2015	6,973,549	$70	$22,470	$33,422	$55,962
Net income	—	—	—	8,203	8,203
Share-based compensation	—	—	224	—	224
Release of restricted stock units	35,957	—	—	—	—
Repurchase and retirement of restricted stock units for payroll taxes	(12,542)	—	(250)	—	(250)
Dividends declared	—	—	—	(1,185)	(1,185)
Balance, March 31, 2016	6,996,964	$70	$22,444	$40,440	$62,954

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

Nine Months Ended	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$8,203	$4,485
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	911	678
Deferred income taxes	4,540	(747)
Interest added to principal of secured loans	(65)	(181)
Share-based compensation	224	180
Earnings from equity method investment	(613)	—
Changes in assets and liabilities:
Receivables	4,097	(16,453)
Secured loans	2,404	381
Secured loans to Former Parent	(1,363)	538
Derivative assets	278	15,794
Income tax receivable	(999)	(5,643)
Inventories	(82,472)	(11,018)
Prepaid expenses and other current assets	(460)	(1,868)
Accounts payable	(7,801)	30,182
Derivative liabilities	(6,824)	(20,277)
Liabilities on borrowed metals	(3,927)	(2,214)
Accrued liabilities	1,270	(1,595)
Receivable from/payables to Former Parent	1,605	(877)
Income taxes payable	—	(2,178)
Net cash used in operating activities	(80,992)	(10,813)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,112)	(87)
Purchase of long-term investments	(4,672)	(1,111)
Secured loans, net	(16,487)	(5,736)
Net cash used in investing activities	(22,271)	(6,934)
Cash flows from financing activities:
Product financing arrangement, net	53,743	23,504
Dividends paid	(1,185)	(349)
Borrowings (repayments) under lines of credit, net	43,000	(2,400)
Repurchase and retirement of restricted stock for payroll taxes	(250)	—
Net cash provided by financing activities	95,308	20,755

Net (decrease) increase in cash and cash equivalents	(7,955)	3,008
Cash and cash equivalents, beginning of period	20,927	13,193
Cash and cash equivalents, end of period	$12,972	$16,201

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$3,997	$3,038
Income taxes	$151	$11,751
Non-cash investing and financing activities:
Interest added to principal of secured loans	$65	$181

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
These condensed consolidated financial statements include the accounts of A-Mark, and its wholly owned subsidiaries, CFC, AMTAG, Logistics and TDS (collectively the “Company”). All inter-company accounts and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2015 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2015 Annual Report.

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
Concentration of Credit Risk
Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances.
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
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the Accounting Standards Codification ("ASC".) Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. As of March 31, 2016 and June 30, 2015, the Company had no impairments.
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
Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of March 31, 2016 and June 30, 2015, management concluded that an impairment was not required.
Long-term Investments
Investments in privately-held entities that are at least 20% but less than 50% owned by the Company are accounted for using the equity method. Under the equity method the carrying value of the investment is adjusted for the Company’s proportionate share of the investee’s earnings or losses, with the corresponding share of earnings or losses reported in other income (expense), net. The carrying value of the investment is reduced by the amount of the dividends received from the equity-method investee, as they are considered as a return of capital.
Investments in privately-held entities that are less than 20% owned by the Company are accounted for using the cost method, unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used. Under the cost method, investments are carried at cost and other income is recorded when dividends are received from the cost-method investee.
We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

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
Interest Expense
The Company incurs interest expense and related fees as a result of usage under its lines of credit, product financing arrangement and liability on borrowed metals.
The Company incurs interest expense based on usage under its Trading Credit Facility recording interest expense using the effective interest method.
The Company incurs financing fees (classified as interest expense) as a result of its product financing arrangement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. During the term of this type of financing agreement, a third party finance company holds the designated inventory, with the intent to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date, pursuant to the guidance in Product Financing Arrangements Topic 470-40 of the ASC. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation. In addition, the Company incurs a financing fee related to custodial storage facility charges related to the transferred collateral inventory; this collateral is classified as restricted inventory on our condensed consolidated balance sheets.
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

Derivative Instruments
The Company’s inventory, and purchase and sale commitment transactions consist of precious metals products. The value of our inventory and these commitments is linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only major credit worthy financial institutions. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions. Notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity.
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
The Company enters into derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the condensed consolidated statements of income (see Note 11.)
Advertising
Advertising costs are expensed as incurred, and are included in selling, general and administrative expenses in the condensed consolidated statements of income. Advertising expense was $137,000 and $206,000, respectively, for the three months ended March 31, 2016 and 2015. Advertising expense was $463,000 and $456,000, respectively, for the nine months ended March 31, 2016 and 2015.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $1.5 million and $2.1 million, respectively, for the three months ended March 31, 2016 and 2015. Shipping and handling costs incurred totaled $5.6 million and $5.3 million, respectively, for the nine months ended March 31, 2016 and 2015.
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
The Company accounts for uncertainty in income taxes under the provisions of ASC 740. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the condensed consolidated statements of income. Please refer to Note 12 for further discussion regarding these provisions.
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

A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. There is no dilutive effect of stock appreciation rights ("SARs"), as such obligations are not settled and were out of the money for the three and nine months ended March 31, 2016 and 2015.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Basic weighted average shares outstanding (1)	6,983	6,963	6,977	6,963
Effect of common stock equivalents — stock issuable under outstanding equity awards	163	99	135	99
Diluted weighted average shares outstanding	7,146	7,062	7,112	7,062

_________________________________
(1)	Basic weighted average shares outstanding include the effect of vested but unissued restricted stock grants.
Recent Accounting Pronouncements Not Yet Adopted
 In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, (“ASU 2016-02”), Leases (Topic 842). The amendments in this update require lessees to recognize a lease liability measured on a discounted basis and a right-of-use asset for all leases at the commencement date. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and is to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are evaluating the new guidelines to see if they will have a significant impact on our consolidated results of operation, financial condition or cash flows.
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

3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2016 and June 30, 2015.

in thousands
	March 31, 2016		June 30, 2015
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$12,972	$12,972	$20,927	$20,927
Receivables and advances, net	25,928	25,928	30,025	30,025
Secured loans	64,827	64,827	49,316	49,316
Derivative assets - open sale and purchase commitments, net	9,834	9,834	1,722	1,722
Derivative assets - futures contracts	1,226	1,226	5,363	5,363
Derivative assets - forward contracts	26	26	4,279	4,279
Income taxes receivable from Former Parent	—	—	1,095	1,095
Financial liabilities:
Lines of credit	$190,000	$190,000	$147,000	$147,000
Liability on borrowed metals	5,573	5,573	9,500	9,500
Product financing arrangement	93,168	93,168	39,425	39,425
Derivative liabilities - liability on margin accounts	6,788	6,788	6,908	6,908
Derivative liabilities - open sale and purchase commitments, net	159	159	10,989	10,989
Derivative liabilities - futures contracts	1,163	1,163	—	—
Derivative liabilities - forward contracts	2,963	2,963	—	—
Accounts payable, advances and other payables	42,838	42,838	50,639	50,639
Accrued liabilities	6,600	6,600	5,330	5,330
Income taxes payable to Former Parent	510	510	—	—
The fair values of the financial instruments shown in the above table as of March 31, 2016 and June 30, 2015 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.
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
Product Financing Arrangement. Product financing arrangement consists of financing agreements for the transfer and subsequent re-acquisition of the sale of gold and silver at a fixed price to a third party. Such transactions allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation, which is carried at fair value. The obligation is stated at the amount required to repurchase the outstanding inventory. Fair value is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Product financing arrangement is classified in Level 1 of the valuation hierarchy.
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and June 30, 2015 aggregated by the level in the fair value hierarchy within which the measurements fall:

	March 31, 2016
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$273,967	$—	$—	$273,967
Derivative assets — open sale and purchase commitments, net	9,834	—	—	9,834
Derivative assets — futures contracts	1,226	—	—	1,226
Derivative assets — forward contracts	26	—	—	26
Total assets, valued at fair value	$285,053	$—	$—	$285,053
Liabilities:
Liability on borrowed metals	$5,573	$—	$—	$5,573
Product financing arrangement	93,168	—	—	93,168
Derivative liabilities — liability on margin accounts	6,788	—	—	6,788
Derivative liabilities — open sales and purchase commitments, net	159	—	—	159
Derivative liabilities — future contracts	1,163	—	—	1,163
Derivative liabilities — forward contracts	2,963	—	—	2,963
Total liabilities, valued at fair value	$109,814	$—	$—	$109,814
____________________
(1) Commemorative coin inventory totaling $6,000 is held at lower of cost or market and is thus excluded from this table.

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
Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only under certain circumstances. These include cost method and equity method investments that are written down to fair value when their declines are determined to be other-than-temporary, and long-lived assets or goodwill that are written down to fair value when they are held for sale or determined to be impaired.
The Company uses level-three inputs to measure the fair value of its investments on a non-recurring basis. The Company's investments in ownership interests in noncontrolled entities do not have readily determinable fair values and were initially recorded at cost, $7.2 million, in aggregate, as of March 31, 2016. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the materiality of the instruments to the Company. For the Company's equity method investment, it recognized $0.1 million and $0.6 million earnings associated with the Company's ownership interests in this noncontrolled entities during the three and nine months ended March 31, 2016, respectively. As of March 31, 2016 and June 30, 2015, the carrying value of the Company's investments totaled $7.8 million and $2.5 million, respectively.
The Company uses level-three inputs to measure the fair value of goodwill and other intangibles on a non-recurring basis. These assets are measured at cost and are written down to fair value on the annual measurement dates or on the date of a triggering event, if impaired. As of March 31, 2016, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the three and nine months ended March 31, 2016 and 2015.

4.	RECEIVABLES
Receivables consist of the following as of March 31, 2016 and June 30, 2015:

in thousands
	March 31, 2016	June 30, 2015

Customer trade receivables	$3,207	$11,835
Wholesale trade advances	16,425	12,164
Due from brokers	6,326	6,056
Subtotal	25,958	30,055
Less: allowance for doubtful accounts	(30)	(30)
Receivables, net	$25,928	$30,025
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

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Nine Months Ended March 31, 2016	$30	$—	$—	$30
Year Ended June 30, 2015	$30	$—	$—	$30

5.	SECURED LOANS RECEIVABLE
Below is a summary of the carrying-value of our secured loans as of March 31, 2016 and June 30, 2015:

in thousands
	March 31, 2016		June 30, 2015

Secured loans originated	$40,756		$36,778
Secured loans originated - with a related party	1,363		—
	42,119		36,778
Secured loans acquired	22,708	(1)	12,538	(2)
Secured loans (current and long-term)	$64,827		$49,316
_________________________________
(1)    Includes $86,000 of amortized loan premium as of March 31, 2016.
(2)    Includes $99,000 of amortized loan premium as of June 30, 2015.
Secured loans - originated: Secured loans include short-term loans, which include a combination of on-demand lines and short term facilities, and long-term loans that are made to our customers (i.e., secured loans - originated). These loans are fully secured by the customers' assets that include bullion, numismatic and semi-numismatic material, which are typically held in safekeeping by the Company. (See Note 13, for further information regarding our secured loans made to related parties.)
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
    As of March 31, 2016 and June 30, 2015, our secured loans carried weighted-average effective interest rates of 8.2% and 8.5%, respectively, and mature in periods generally ranging from on-demand to two years.
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

in thousands
	March 31, 2016		June 30, 2015
Bullion	$25,212	38.9%	$16,250	33.0%
Numismatic and semi numismatic	38,815	59.9	32,216	65.3
Subtotal	64,027	98.8	48,466	98.3
Other pledged assets(1)	800	1.2	850	1.7
Total secured loans	$64,827	100.0%	$49,316	100.0%

_________________________________
(1)	Includes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
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

in thousands
	March 31, 2016		June 30, 2015
Loan-to-value of 75% or more (1)	$15,303	23.9%	$17,153	35.4%
Loan-to-value of less than 75% (1)	48,724	76.1	31,313	64.6
Secured loans collateralized by precious metal products (1)	$64,027	100.0%	$48,466	100.0%

_________________________________
(1)	Excludes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
    The Company had no loans with a loan-to-value ratio in excess of 100% at March 31, 2016. At June 30, 2015, the Company had one loan with a loan-to-value ratio in excess of 100%, the aggregate balance of this loan totaled $175,600 or 0.4% of the overall secured loan balance.
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
For the three and nine months ended March 31, 2016 and 2015, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at March 31, 2016 and June 30, 2015:

in thousands
	March 31, 2016	June 30, 2015
Inventory held for sale	$92,698	$86,353
Repurchase arrangements with customers	76,191	49,117
Consignment arrangements with customers	6,337	5,588
Commemorative coins, held at lower of cost or market	6	1,518
Borrowed precious metals from suppliers	5,573	9,500
Product financing arrangement, restricted	93,168	39,425
	$273,973	$191,501
Inventory held for sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of March 31, 2016 and June 30, 2015, the inventory held for sale totaled $92.7 million and $86.4 million, respectively.
Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of March 31, 2016 and June 30, 2015, included within inventory is $76.2 million and $49.1 million, respectively, of precious metals products subject to repurchase.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of March 31, 2016 and June 30, 2015 totaled $6.3 million and $5.6 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the precious metals, and the Company records a corresponding sale and receivable.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, are included in inventory at the lower of cost or market and totaled $6,000 and $1.5 million as of March 31, 2016 and June 30, 2015, respectively.
Borrowed Precious Metals from Suppliers. Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis that are held by the supplier. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $5.6 million and $9.5 million as of March 31, 2016 and June 30, 2015, respectively.
Product Financing Arrangement. Inventories include amounts for obligations under product financing arrangement. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. Pursuant to the guidance in ASC 470-40 Product Financing Arrangements, these transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheets within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $93.2 million and $39.4 million as of March 31, 2016 and June 30, 2015, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.)
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
The premium component, at market value, included in the inventories as of March 31, 2016 and June 30, 2015 totaled $5.5 million and $3.3 million, respectively. As of March 31, 2016 and June 30, 2015, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $2.1 million and $(3.9) million, respectively.

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2016 and June 30, 2015:

in thousands
	March 31, 2016	June 30, 2015
Office furniture, fixtures and equipment	$1,099	$616
Computer equipment	368	368
Computer software	2,731	2,376
Leasehold improvements	1,974	1,700
Subtotal	6,172	5,060
Less: accumulated depreciation	(2,834)	(2,210)
Property and equipment, net	$3,338	$2,850
Depreciation expense for the three months ended March 31, 2016 and 2015 was $209,000 and $127,000, respectively. Depreciation expense for the nine months ended March 31, 2016 and 2015 was $624,000 and $390,000, respectively.
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
The carrying value of other purchased intangibles as of March 31, 2016 and June 30, 2015 is as described below:

dollar amounts in thousands
		March 31, 2016			June 30, 2015
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Existing customer relationships	5 - 15	5,747	(4,119)	1,628	5,747	(3,832)	1,915
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Purchased intangibles subject to amortization		7,942	(6,314)	1,628	7,942	(6,027)	1,915
Trade-name	Indefinite	$454	$—	$454	$454	$—	$454
		$8,396	$(6,314)	$2,082	$8,396	$(6,027)	$2,369
The Company's other purchased intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended March 31, 2016 and 2015 was $96,000 and $96,000, respectively. Amortization expense related to the Company's intangible assets for the nine months ended March 31, 2016 and 2015 was $287,000 and $287,000, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal year ending June 30,	Amount
2016 (3 months remaining)	$98
2017	385
2018	385
2019	385
2020	375
Thereafter	—
Total	$1,628

9.	INVESTMENTS
The Company has two investments in privately-held entities, both of which are online precious metals retailers and customers of the Company. The Company has exclusive supplier agreements with each entity, for which theses customers have agreed to purchase all bullion products required for their businesses exclusively from A-Mark, subject to certain limitations. The Company also provides fulfillment services to both of these customers. The following table shows the carrying value of the Company's investments in the privately held companies, categorized by type of investment:

in thousands
	March 31, 2016	June 30, 2015
Equity method investment	$7,285	$2,000
Cost method investment	500	500
	$7,785	$2,500
Equity Method Investment
Effective January 15, 2016, the Company purchased additional shares of its investee's common stock for $2.3 million, thereby increasing the Company’s aggregate ownership interest from 15.0% to 20.0%, and increasing the aggregate purchase price of the shares acquired to $6.7 million. Due to the Company's increased ownership interest and other relevant factors, the Company determined it was necessary to change the accounting of this investment from the cost method to the equity method. Under the equity method of accounting, the Company is required to record its proportional interest in the investee's reported net income or loss for each reporting period, and is required to present its prior period financial results to reflect the equity method of accounting from the date of its initial investment in the investee.
During the quarter ended March 31, 2016, the Company recorded its proportionate share of the investee’s net income, which totaled $107,000 and $613,000 for the three and nine months ended March 31, 2016, respectively. The Company's share of these earnings is shown as "other income" on the condensed consolidated statements of income. No proportionate share of the investee's earnings was recognized for the three and nine months ended March 31, 2015. As of March 31, 2016, the Company increased the value of this investment by approximately $0.6 million, representing the Company's proportionate share of the investee’s earnings. As of March 31, 2016 and June 30, 2015, the net carrying balance of this equity method investment totaled $7.3 million and $2.0 million, respectively, which has been included as a component of long-term investments in the condensed consolidated balance sheets.
Cost Method Investment
The Company's other investment has been recorded using the cost method. As of March 31, 2016 and June 30, 2015, the Company’s ownership percentage, based on the number of fully dilutive common shares outstanding, was 2.5%, and the aggregate carrying balance of this investment was $0.5 million. This cost method investment has been included as a component of long-term investments in the condensed consolidated balance sheets.
Impairment
The Company reviews its investments accounted for under the equity method and cost method for a decline in value that may be other than temporary. During the nine months ended March 31, 2016 and March 31, 2015, the Company did not record any write-downs related to its investments. There were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments.

10.	ACCOUNTS PAYABLE
Accounts payable consist of the following:

in thousands
	March 31, 2016	June 30, 2015
Trade payable to customers	$2,508	$128
Advances from customers	32,089	38,039
Liability on deferred revenue	6,522	11,039
Other accounts payable	1,719	1,433
	$42,838	$50,639

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
The Company is exposed to market risk, such as change in commodity prices, and foreign exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative products, such as forwards and futures contracts. By policy, the Company historically has entered into derivative financial instruments for the purpose of hedging substantially all of Company's market exposure to precious metals prices, and not for speculative purposes.
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
The Company's policy is to substantially hedge its inventory position, net of open sale and purchase commitments that are subject to price risk. The Company regularly enters into precious metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. However, the Company also maintains relationships with major market makers in every major precious metals dealing center.
The Company enters into these derivative transactions solely for the purpose of hedging its inventory subject to price risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC, whereby the gains or losses would be deferred and included as a component of other comprehensive income. Instead, gains or losses resulting from the Company's futures and forward contracts and open sale and purchase commitments are reported as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability on the condensed consolidated balance sheets.
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). Substantially all of these transactions are secured by the underlying metals positions. As such, the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of March 31, 2016 and June 30, 2015.

	March 31, 2016				June 30, 2015

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$11,124	$(1,290)	$—	$9,834	$2,815	$(1,093)	$—	$1,722
Future contracts	1,226	—	—	1,226	11,159	(5,796)	—	5,363
Forward contracts	26	—	—	26	4,279	—	—	4,279
	$12,376	$(1,290)	$—	$11,086	$18,253	$(6,889)	$—	$11,364
Nettable derivative liabilities:
Open sale and purchase commitments	$1,500	$(1,341)	$—	$159	$11,723	$(734)	$—	$10,989
Margin accounts	10,913	—	(4,125)	6,788	12,430	—	(5,522)	6,908
Future contracts	1,163	—		1,163	—	—		—
Forward contracts	2,963	—	—	2,963	—	—	—	—
	$16,539	$(1,341)	$(4,125)	$11,073	$24,153	$(734)	$(5,522)	$17,897
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in sales and purchase transactions with the Company. They also include collateral limits for different types of sale and purchase transactions that counterparties may engage in from time to time.
Gain or Loss on Derivative Instruments
The Company records the derivative at the trade date with a corresponding unrealized gain (loss), which is reflected in the cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transaction is physically settled. Sales which are physically settled are recognized at the gross amount in the consolidated statements of income. Below, is a summary of the net gains (losses) on derivative instruments for the three and nine months ended March 31, 2016 and 2015.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Gain (loss) on derivative instruments:
Unrealized loss on open future commodity and forward contracts and open sale and purchase commitments, net	$(5,262)	$(12,866)	$(8,482)	$(2,582)
Realized gain (loss) on future commodity contracts, net	7,992	2,557	(5,796)	(42,249)
Total	$2,730	$(10,309)	$(14,278)	$(44,831)
The Company’s open sale and purchase commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at March 31 typically settle within 30 days.

Summary of Hedging Activity
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of March 31, 2016 and at June 30, 2015.

in thousands
	March 31, 2016	June 30, 2015
Inventory	$273,973	$191,501
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(6)	(1,518)
Premium on metals position	(5,463)	(3,255)
Inventory value not hedged	(5,469)	(4,773)

Subtotal	268,504	186,728
Commitments at market:
Open inventory purchase commitments	436,000	444,023
Open inventory sales commitments	(248,658)	(249,081)
Margin sale commitments	(10,913)	(12,430)
In-transit inventory no longer subject to market risk	(7,813)	(13,807)
Unhedgable premiums on open commitment positions	1,555	528
Inventory borrowed from suppliers	(5,573)	(9,500)
Product financing arrangements	(93,168)	(39,425)
Advances on industrial metals	4,163	3,340
Inventory subject to price risk	344,097	310,376

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	217,961	202,323
Precious metals futures contracts at market values	125,145	107,993
Total market value of derivative financial instruments	343,106	310,316

Net inventory subject to commodity price risk	$991	$60
Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of March 31, 2016 and June 30, 2015, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	March 31, 2016	June 30, 2015
Purchase commitments	$436,000	$444,023
Sales commitments	(248,658)	(249,081)
Margin sales commitments	(10,913)	(12,430)
Open forward contracts	217,961	202,323
Open futures contracts	125,145	107,993
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase orders are properly not reflected in the accompanying condensed consolidated balance sheet, the Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At March 31, 2016, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations of its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized net gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $(102,000) and $(123,000) for the three months ended March 31, 2016 and 2015, respectively. Unrealized net gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $9,000 and $(207,000) for the nine months ended March 31, 2016 and 2015, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at March 31, 2016 was $4.6 million and $5.6 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2015 was $6.2 million and $9.9 million, respectively.
12.     INCOME TAXES
The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income taxes for the three and nine months ended March 31, 2016 and 2015 consists of the following:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Current:
Federal	778	694	4,783	2,366
State and local	116	(517)	443	(280)
Provision for income taxes	$894	$177	$5,226	$2,086

The effective tax rate for the three and nine months ended March 31, 2016 and 2015 is as follows:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Effective tax rate	42.8%	9.5%	38.9%	31.7%
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
As of March 31, 2016 and June 30, 2015, the amount payable under the Company's income tax sharing obligation due to Former Parent totaled $0.5 million, and $0 million, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes payable to Former Parent. As of March 31, 2016 and June 30, 2015, the amount receivable under the Company's income tax sharing obligation due from Former Parent totaled $0.0 million, and $1.1 million, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes receivable from Former Parent.
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
As of March 31, 2016 and June 30, 2015, the income tax receivable totaled $8.8 million and $7.8 million, respectively. As of March 31, 2016 and June 30, 2015, the deferred tax assets (non-current) totaled $0 and $23,000, respectively, the deferred tax liabilities (current) totaled $4.4 million and $0.1 million, respectively, and the deferred tax liabilities (non-current) totaled $0.3 million and $0.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2016 and June 30, 2015, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.
As of March 31, 2016 and June 30, 2015, the Company has state and city net operating loss carryforwards of approximately $15.3 million and $17.6 million, respectively, which expire beginning with the year ending June 30, 2030. These state and city net operating loss carryforwards were allocated pursuant to the terms of the Tax Separation Agreement. As of March 31, 2016 and June 30, 2015, the tax effect of the state and city net operating loss carryforwards included in the Company's deferred tax assets is $0.4 million and $0.9 million, respectively. As of March 31, 2016 and June 30, 2015, the Company had $42,000 and $114,000, respectively, of valuation allowance for certain state and city net operating loss carryforwards, based on the Company's quarterly assessment of the realizability of its deferred tax assets.
As of March 31, 2016, the Company has recorded $243,000 of tax expense related to unrecognized tax positions. In addition, the Company had associated balances of $114,000 of accrued interest expense and $72,000 of accrued penalties related to uncertain tax positions. Of the total unrecognized tax benefits, $429,000 would reduce the Company's effective tax rate, if recognized. For the three months ended March 31, 2016 and 2015, the Company recognized approximately $5,000 and $7,000 of interest expense, respectively, and $0 and $0 of penalties related to uncertain tax positions, respectively. For the nine months ended March 31, 2016 and 2015, the Company recognized approximately $14,000 and $21,000 of interest expense $0 and $0 of penalties related to uncertain tax positions, respectively.
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

13. RELATED PARTY TRANSACTIONS
Sales and Purchases Made to Affiliated Companies
During the three and nine months ended March 31, 2016 and 2015, the Company made sales and purchases to various companies, which have been deemed to be related parties; one of these companies is an equity method investee of the Company and the others have been deemed to be under common control with A-Mark.

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2016		March 31, 2015		March 31, 2016		March 31, 2015
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Calzona Ventures, LLC	$—	$—	$—	$—	$—	$—	$157	$—
Stack's Bowers Numismatics, LLC	6,695	1,242	2,365	1,740	25,595	31,810	5,290	8,278
Equity method investee	154,848	1,170	99,006	77	558,804	5,595	281,653	117
	$161,543	$2,412	$101,371	$1,817	$584,399	$37,405	$287,100	$8,395
As of March 31, 2016 and June 30, 2015, the Company had related party receivables (including secured loans and income taxes receivable from Former Parent) and payables (including income taxes payable to Former Parent) balances as set forth below:

in thousands
	March 31, 2016		June 30, 2015
	Receivables	Payable	Receivables	Payable
Stack's Bowers Numismatics, LLC	$1,360	$40	$2	$10
Equity method investee	777	—	279	—
SGI (Former Parent)	38	760	1,095	—
	$2,175	$800	$1,376	$10

Secured Loans Made to Affiliated Companies
On June 18, 2014, CFC assumed the rights to a secured portfolio of short-term loan receivables totaling $2.6 million from Stack's Bowers Numismatics, LLC (Stack's Bowers), a related party. The Company reflects this transaction as a financing arrangement with the related party, secured by the portfolio of short-term loan receivables collateralized by numismatic and semi numismatic products, and bearing interest at 5.5% per annum. This secured loan was paid off in full, plus accrued interest, on August 19, 2014. As of March 31, 2016, the aggregate carrying value of this loan was $0.0 million.
On October 9, 2014, CFC entered into a loan agreement with Stack’s Bowers providing for a secured line of credit in the maximum principal amount of up to $16.0 million, bearing interest at a competitive rate per annum. Advances under the line of credit were secured by numismatic and semi-numismatic products. This secured loan was paid off in full, plus accrued interest, on April 15, 2015. As of March 31, 2016, the aggregate carrying value of this loan was $0.0 million.
On July 23, 2015, CFC entered into a loan agreement with Stack's Bowers providing a secured line of credit in the maximum principal amount of up to $2.5 million, bearing interest at a competitive rate per annum. The loan is secured by numismatic and semi-numismatic products. As of March 31, 2016, the aggregate carrying value of this loan was $1.4 million.
Interest Income Earned from Affiliated Companies
During the three and nine months ended March 31, 2016 and 2015, the Company earned interest income related to loans made to Stack's Bowers and related to financing products sold to Stack's Bower and to the equity method investee, as set forth below:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Interest income from loan receivables	$16	$99	$48	$222
Interest income from finance products	577	299	1,725	637
	$593	$398	$1,773	$859

Other Income Earned from Equity Method Investee
During the three and nine months ended March 31, 2016, the Company recorded its proportional share of its equity method investee's net income as other income that total $107,000 and $613,000, respectively. No amounts were recorded during the three and nine months ended March 31, 2015. As of March 31, 2016 and June 30, 2015 the carrying balance of the equity method investment was $7.3 million and $2.0 million, respectively.
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
Neither Mr. Roberts nor Ms. Meltzer will devote more than 20% of their professional working time on a monthly basis to SGI and in no event will the performance of services for SGI interfere with the performance of the duties and responsibilities of Mr. Roberts and Ms. Meltzer to A-Mark. In addition to the services to be provided under the Secondment Agreement, both Mr. Roberts and Ms. Meltzer continue to serve as officers and directors of SGI. The Secondment Agreement will terminate on June 30, 2016 and is subject to earlier termination under certain circumstances. Under the Secondment Agreement, SGI will be obligated to reimburse A-Mark for the portion of the performance bonus payable under Mr. Roberts’ employment agreement with A-Mark attributable to pre-tax profits of SGI.
The Company records the accrual of secondment fees as a reduction to selling, general and administration expense. During the three months ended March 31, 2016 and 2015 the Company recognized approximately $38,000 and $0, respectively, of secondment fees. During the nine months ended March 31, 2016 and 2015, the Company recognized approximately $113,000 and $75,000, respectively, of secondment fees. As of March 31, 2016 and June 30, 2015 the outstanding balance of secondment fees due from SGI was $38,000 and $0, respectively.
Income Tax Sharing Obligations
The amount payable under the Company's income tax sharing obligation due from SGI totaled $0.5 million, and $0 million as of March 31, 2016 and June 30, 2015, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes payable to Former Parent. The amount receivable under the Company's income tax sharing obligation due from SGI, totaled $0.0 million, and $1.1 million as of March 31, 2016 and June 30, 2015, respectively, and is shown on the face of the condensed consolidated balance sheets as "income taxes receivable from Former Parent" (see Note 12.)
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
Royalties to Former Owner
As part of the sales agreement dated July 1, 2005, a former owner of the Company receives a portion of the finance income earned with a specific customer through July 2015. The Company incurred $0 and $62,000 in selling, general and administrative expenses (royalty expense) during the three months ended March 31, 2016 and 2015, respectively. The Company incurred $21,000 and $194,000 in selling, general and administrative expenses (royalty expense) during the nine months ended March 31, 2016 and 2015, respectively. The total amount due to the former owner of $0 and $254,000 are included in accrued liabilities as of March 31, 2016 and June 30, 2015, respectively.

14.	FINANCING AGREEMENTS

Lines of Credit
On March 31, 2016, the Company established a new borrowing facility ("Trading Credit Facility') with a syndicate of banks, with Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent for the syndicate. The Trading Credit Facility, which replaced the Company's previous borrowing facility with a group of financial institutions under an inter-creditor agreement, provides the Company with access up to $275.0 million, featuring a $225.0 million base with a $50.0 million accordion option. The Trading Credit Facility has a one-year maturity. Simultaneously with the effectiveness of the new Trading Credit Facility, the Company entered into a security agreement with the banks securing the Trading Credit Facility with substantially all of the Company’s assets on a first priority basis.

The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 0.44% and 0.19% as of March 31, 2016 and June 30, 2015, respectively. Borrowings are due on demand and totaled $190.0 million and $147.0 million at March 31, 2016 and at June 30, 2015, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $28.8 million and $20.9 million at March 31, 2016 and June 30, 2015, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one which requires the Company to maintain a minimum tangible net worth. As of March 31, 2016 the minimum tangible net worth financial covenant under the Trading Credit Facility was $35.0 million. The Company is in compliance with all restrictive financial covenants as of March 31, 2016.
Interest expense related to the Company’s current and preceding borrowing arrangements totaled $1.3 million and $0.9 million, which represents 76.7% and 80.8% of the total interest expense recognized, for the three months ended March 31, 2016 and 2015, respectively. Interest expense related to the Company’s borrowing arrangements totaled $3.6 million and $2.7 million, which represents 84.4% and 85.2% of the total interest expense recognized, for the nine months ended March 31, 2016 and 2015, respectively. Our borrowing arrangements carried a daily weighted average effective interest rate of 2.82% and 2.82%, respectively, for the three months ended March 31, 2016 and 2015. Our borrowing arrangements carried a daily weighted average effective interest rate of 2.79% and 2.94%, respectively, for the nine months ended March 31, 2016 and 2015.
Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements, which bear interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $5.6 million and $9.5 million as of March 31, 2016 and June 30, 2015, respectively.
Product Financing Arrangement
The Company has agreements with financial institutions (third party) that allows the Company to transfer its gold and silver inventory at a fixed price to this third party. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third parties charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $93.2 million and $39.4 million as of March 31, 2016 and June 30, 2015, respectively.
15. COMMITMENTS AND CONTINGENCIES
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

16.	STOCKHOLDERS’ EQUITY
Payment of Dividends
    In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of quarterly dividends. The table below summarizes the quarterly dividends declared pursuant to this policy:

Dividend Declaration Date	Record Date (at close of Business)	Type of Dividend	Basis of Payment		Payment Date

February 6, 2015	March 12, 2015	Cash	$0.05	per common share	March 20, 2015
May 1, 2015	May 14, 2015	Cash	$0.05	per common share	May 25, 2015
September 11, 2015	September 24, 2015	Cash	$0.05	per common share	October 5, 2015
October 30, 2015	November 13, 2015	Cash	$0.05	per common share	November 25, 2015
February 2, 2016	February 15, 2016	Cash	$0.07	per common share	February 29, 2016

On April 29, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common share to stockholders of record at the close of business on May 13, 2016, which is scheduled to be paid on or about May 27, 2016.
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
Under the 2014 Plan, the exercise price of options and base price of SARs may be set at the discretion of the Compensation Committee, but generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is 10 years. The 2014 Plan limits the number of share-denominated awards that may be granted to any one eligible person to 250,000 shares in any fiscal year. Also, in the case of non-employee directors, the 2014 Plan limits the maximum grant-date fair value at $300,000 of stock-denominated awards granted to a director in a given fiscal year, except for a non-employee Chairman of the Board whose grant-date fair value maximum is $600,000 per fiscal year. The 2014 Plan will terminate when no shares remain available for issuance and no awards remain outstanding; however, the authority to grant new awards will terminate on December 13, 2022.
As of March 31, 2016, 322,000 shares were available for grant under the 2014 Plan.
Stock Options
During the three months ended March 31, 2016 and 2015, the Company incurred $102,705 and $35,499 of compensation expense related to stock options, respectively. During the nine months ended March 31, 2016 and 2015, the Company incurred $180,046 and $112,719 of compensation expense related to stock options, respectively. As of March 31, 2016, there was total remaining compensation expense of $2.1 million related to employee stock options, which will be recorded over a weighted average period of approximately 0.7 years.
The following table summarizes the stock option activity for the nine months ended March 31, 2016.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award (1)
Outstanding at June 30, 2015	233,127	$9.89	$283	$5.96
Granted	300,000	23.03
Outstanding at March 31, 2016	533,127	17.29	$2,343	$6.25
Exercisable at March 31, 2016	183,184	10.30	$1,759	$5.91
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

Following is a summary of the status of stock options outstanding at March 31, 2016:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	6.60	$8.39	86,296	6.62	$8.41
10.01	15.00	98,888	6.53	11.94	96,888	6.48	12.00
15.01	50.00	300,000	9.90	23.03	—	0.00	—
		533,127	8.44	17.29	183,184	6.55	10.30
Restricted Stock Units
During the three months ended March 31, 2016 and 2015, the Company incurred $14,804 and $22,561 of compensation expense related to RSUs, respectively. During the nine months ended March 31, 2016 and 2015, the Company incurred $44,412 and $67,682 of compensation expense related to RSUs, respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $16,948, which will be recorded over a weighted average period of approximately 0.6 years.
The following table summarizes the RSU activity for the nine months ended March 31, 2016:

	Shares	Weighted Average Share Price at Grant Date (1)
Outstanding at June 30, 2015	86,298	$2.34
Shares released	(23,415)	—
Shares surrendered to cover employee minimum withholding taxes (2)	(12,542)	—
Outstanding at March 31, 2016	50,341	$4.02
Vested but unissued at March 31, 2016	—	$—

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

(2)	The value of the shared surrendered totaled $249,707.

     No tax benefit was recognized in the condensed consolidated statements of income related to share-based compensation for the three and nine months ended March 31, 2016 and 2015. No share-based compensation was capitalized for the three and nine months ended March 31, 2016 and 2015.
Stock Appreciation Rights
The Company, from time to time, may grant SARs to certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally 3.0 years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stock's closing price on the date of grant to the average price in the last month of the third year of vesting. As of March 31, 2016 and June 30, 2015, the Company had zero and 8,990 SARs issued and outstanding, respectively. The Company did not recognize any compensation expense related to these awards during the three months ended March 31, 2016 and 2015.
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

17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the three and nine months ended March 31, 2016 and 2015 are listed below:

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2016		March 31, 2015		March 31, 2016		March 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,512,750	100.0%	$1,624,495	100.0%	$5,048,829	100.0%	$4,616,832	100.0%
Customer concentrations
HSBC Bank USA	$245,022	16.2%	$481,036	29.6%	$860,048	17.0%	$1,464,027	31.7%
JM Bullion	154,848	10.2	99,006	6.1	558,804	11.1	281,653	6.1
Total	$399,870	26.4%	$580,042	35.7%	$1,418,852	28.1%	$1,745,680	37.8%

Customers providing 10 percent or more of the Company's accounts receivable as of March 31, 2016 and June 30, 2015, respectively, are listed below:

in thousands
	March 31, 2016		June 30, 2015

	Amount	Percent	Amount	Percent
Total accounts receivable, net	$25,928	100.0%	$30,025	100.0%
Customer concentrations
China Great Wall Coins	$2,958	11.4%	$—	—%
Jerrit Canyon	5,050	19.5	1,435	4.8
Republic Metals Corporation	6,185	23.9	—	—
Total	$14,193	54.8%	$1,435	4.8%
Customers providing 10 percent or more of the Company's secured loans as of March 31, 2016 and June 30, 2015, respectively, are listed below:

in thousands
	March 31, 2016		June 30, 2015

	Amount	Percent	Amount	Percent
Total secured loans	$64,827	100.0%	$49,316	100.0%
Customer concentrations
Customer A	$6,800	10.5%	$—	—%
Total	$6,800	10.5%	$—	—%
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

18.	GEOGRAPHIC INFORMATION
Revenue are attributed to geographic location based on customer location. The Company's geographic operations are as follows:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenue by geographic region:
United States	$1,367,127	$1,477,702	$4,623,259	$4,136,616
Europe	62,623	69,563	157,371	188,973
North America, excluding United States	72,092	57,910	232,737	239,746
Asia Pacific	10,020	9,156	32,285	39,200
Africa	—	27	63	52
Australia	888	10,137	3,082	12,243
South America	—	—	32	2
Total revenue	$1,512,750	$1,624,495	$5,048,829	$4,616,832

in thousands
	March 31, 2016	June 30, 2015
Inventories by geographic region:
United States	$245,523	$173,939
Europe	5,055	4,374
North America, excluding United States	21,695	12,287
Asia	1,700	901
Total inventories	$273,973	$191,501

in thousands
	March 31, 2016	June 30, 2015
Assets by geographic region:
United States	$386,848	$302,046
Europe	7,139	10,668
North America, excluding United States	21,695	12,287
Asia	1,700	901
Total assets	$417,382	$325,902

in thousands
	March 31, 2016	June 30, 2015
Long term assets by geographic region:
United States	$18,625	$13,204
Europe	64	72
Total long-term assets	$18,689	$13,276

19.	SUBSEQUENT EVENTS
Dividend Declaration
On April 29, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common share to stockholders of record at the close of business on May 13, 2016, which is scheduled to be paid on or about May 27, 2016.

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three and nine months ended March 31, 2016 and 2015. Included in our analysis is a discussion of five performance metrics: (i) ounces of gold sold, (ii) ounces of silver sold, (iii) trading ticket volume, (iv) inventory turnover ratio and (v) number of secured loans at period-end.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of March 31, 2016. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying condensed consolidated financial statements.

Executive Overview
Our Business
A-Mark is a full-service precious metals trading company, and an official distributor for many government mints throughout the world. We offer gold, silver, platinum and palladium in the form of bars, plates, powder, wafers, grain, ingots and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin & Bar unit deals in over 200 coin and bar products in a variety of weights, shapes and sizes for distribution to dealers and other qualified purchasers. We have trading centers in Santa Monica, California and Vienna, Austria for buying and selling precious metals. In addition to wholesale trading activity, A-Mark offers its customers a variety of services, including financing, storage, consignment, logistics and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver and platinum coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.
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
Our Strategy
The Company has grown from a small numismatics firm in 1965 to a significant participant in the bullion and coin markets, with approximately $6.0 billion in revenues for the year ended June 30, 2015. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, particularly in Europe, and the scope of complementary products and services that we offer to our customers. We intend to promote our growth by leveraging off the strengths of our existing integrated operations: the depth of our customer relations; our access to market makers, suppliers and government mints and other mints; our trading offices in the U.S. and Europe, which are open 17 hours a day 5 days a week; our expansive precious metals dealer network; our depository relationships around the world; our knowledge of secured lending; our logistics capabilities; our trading expertise; and the quality and experience of our management team.
Our Customers
Our customers include financial institutions, bullion retailers, industrial manufacturers and fabricators, sovereign mints, refiners, coin and metal dealers, jewelers, investors and collectors. The Company makes a two way market, which results in many customers also operating as our suppliers.  This diverse base of customers purchases a variety of products from the Company in a multitude of grades, primarily in the form of coins and bars.
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
The Company also sells precious metals on forward contracts at a fixed price based on current prevailing precious metal spot prices with a certain delivery date in the future (up to six months from date of the forward contract.) Typically, these forward contracts are net settled against our other positions or are settled in cash, whereby no physical product is delivered. Sales on forward contracts can range, approximately, between 20% to 35% of our total revenues in any given period. We enter into these forward contacts as part of our hedging strategy to mitigate our price risk of holding inventory; they are not entered into for speculative purposes.
The Company also engages in lending transactions of precious metal products and other customized financial transactions related to precious metal products with or on behalf of our customers and other counterparties, whereby the Company earns a fee based on the underlying value of the precious metal.
In addition, the Company earns revenue by providing storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors and collectors worldwide and by providing storage and order-fulfillment services to our retail customers. These revenue streams are complementary to our trading activity, and represents less than 1% of our revenues.

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
Recently, the Company has also been able to increase incremental margins, with corresponding positive contributions to gross profits, through certain distribution contracts and strategic partnerships.   Under these arrangements, the Company sells unique bullion products to distributors for marketing to the retail public, under its standard trading terms with no right of return.  The related distribution contracts provide the Company with higher margins than its ordinary trading activities.
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
Interest Expense. The Company incurs interest expense as a result of usage under its lines of credit, product financing arrangement and liability on borrowed metals. The Company incurs interest expense as a result of its product financing agreements for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third-party finance company. The Company incurs interest expense when we borrow precious metals from our suppliers under short-term arrangements, which bear interest at a designated rate.
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
Another measure of our business volume, unaffected by changes in commodity pricing, is what we refer to as trading ticket volume, which is the total number orders processed by our trading desks in Santa Monica and Vienna. In periods of higher volatility, there is generally increased trading in the commodity markets, and increased demand for our products, which translates into higher business volume.
Inventory turnover is another performance measure on which we are focused. We define inventory turnover as the cost of sales during the relevant period divided by the average inventory during the period. Inventory turnover is a measure of how quickly inventory has moved during the period. A higher inventory turnover ratio, which we typically experience during periods of higher volatility when trading is more robust, reflects a more efficient use of our capital.
Finally, as a measure of the size of our lending business, we look at the number of secured loans at the end of the fiscal quarter.
Fiscal Year
Our fiscal year end is June 30 each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended March 31, 2016 and 2015
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended March 31, 2016 and 2015 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended March 31,	2016		2015		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,512,750	100.000%	$1,624,495	100.000%	$(111,745)	(6.9)%
Gross profit	6,858	0.453%	5,624	0.346%	$1,234	21.9%
Selling, general and administrative expenses	(5,366)	(0.355)%	(4,089)	(0.251)%	$1,277	31.2%
Interest income	2,250	0.149%	1,607	0.099%	$643	40.0%
Interest expense	(1,658)	(0.110)%	(1,157)	(0.071)%	$501	43.3%
Other income	107	0.007%	—	—%	$107	—%
Unrealized losses on foreign exchange	(102)	(0.007)%	(123)	(0.008)%	$(21)	NM
Net income before provision for income taxes	2,089	0.138%	1,862	0.115%	$227	12.2%
Provision for income taxes	(894)	(0.059)%	(177)	(0.011)%	$717	405.1%
Net income	$1,195	0.079%	$1,685	0.104%	$(490)	(29.1)%

Per Share Data:
Basic	$0.17		$0.24		$(0.07)	(29.2)%
Diluted	$0.17		$0.24		$(0.07)	(29.2)%

Performance Metrics:
Gold ounces sold(1)	662,000		574,000		88,000	15.3%
Silver ounces sold(2)	27,253,000		22,488,000		4,765,000	21.2%
Trading ticket volume(3)	21,807		20,785		1,022	4.9%
Inventory turnover ratio(4)	5.9		7.9		(2.0)	(25.3)%
Number of secured loans at quarter end(5)	775		194		581	299.5%

_________________________________

NM	Not meaningful.

(1)	Gold product ounces sold represents the ounces of gold sold and delivered to the customer during the quarter, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the quarter, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by our trading desks in Santa Monica and Vienna during the quarter.

(4)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(5)	Number of outstanding secured loans to customers at quarter end.

Overview of Results of Operations for the Nine Months Ended March 31, 2016 and 2015
Condensed Consolidated Results of Operations
The operating results of our business for the nine months ended March 31, 2016 and 2015 are as follows:

in thousands, except per share data and performance metrics
Nine Months Ended March 31,	2016		2015		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$5,048,829	100.000%	$4,616,832	100.000%	$431,997	9.4%
Gross profit	26,958	0.534%	18,547	0.402%	$8,411	45.3%
Selling, general and administrative expenses	(16,302)	(0.323)%	(13,062)	(0.284)%	$3,240	24.8%
Interest income	6,365	0.126%	4,482	0.097%	$1,883	42.0%
Interest expense	(4,214)	(0.083)%	(3,189)	(0.069)%	$1,025	32.1%
Other income	613	0.012%	—	—%	$613	—%
Unrealized gains (losses) on foreign exchange	9	—%	(207)	(0.004)%	$216	NM
Net income before provision for income taxes	13,429	0.266%	6,571	0.142%	$6,858	104.4%
Provision for income taxes	(5,226)	(0.104)%	(2,086)	(0.045)%	$3,140	150.5%
Net income	$8,203	0.162%	$4,485	0.097%	$3,718	82.9%

Per Share Data:
Basic	$1.18		$0.64		$0.54	84.4%
Diluted	$1.15		$0.64		$0.51	79.7%

Performance Metrics:
Gold ounces sold(1)	2,257,000		1,572,000		685,000	43.6%
Silver ounces sold(2)	100,553,000		66,462,000		34,091,000	51.3%
Trading ticket volume(3)	67,522		62,364		5,158	8.3%
Inventory turnover ratio(4)	21.6		25.4		(3.8)	(15.0)%
Number of secured loans at period end(5)	775		194		581	299.5%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the nine-month period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the nine-month period, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by our trading desks in Santa Monica and Vienna during the nine-month period.

(4)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(5)	Number of outstanding secured loans to customers at the end of the period.

Revenues
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Three Months Ended March 31,	2016		2015		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,512,750	100.000%	$1,624,495	100.000%	$(111,745)	(6.9)%
Performance Metrics
Gold ounces sold	662,000		574,000		88,000	15.3%
Silver ounces sold	27,253,000		22,488,000		4,765,000	21.2%

Revenues for the three months ended March 31, 2016 decreased $111.7 million, or 6.9%, to $1.513 billion from $1.624 billion in 2015. Gold ounces sold for the three months ended March 31, 2016 increased 88,000 ounces, or 15.3%, to 662,000 ounces from 574,000 ounces in 2015. Silver ounces sold for the three months ended March 31, 2016 increased 4,765,000 ounces, or 21.2%, to 27,253,000 ounces from 22,488,000 ounces in 2015.
Our revenues decreased primarily due to a 2.9% decline of average spot prices for gold and a 11.0% decline in the average spot prices for silver, as well as lower forward sales for the three months ended March 31, 2016 . The revenue decrease was partially offset by the increase in the total amount of gold ounces and silver ounces sold during the three months ended March 31, 2016 as compared to 2015.
Ounce volumes for gold and silver products increased by 15.3% and 21.2%, respectively, as compared to the same year-ago period. The increase in ounce volumes was primarily driven by higher demand for the Company’s primary products as compared to the same year ago period. These higher volumes, as compared to the same period a year ago, were due in part to upward trends in precious metals prices compared to quarter ended December 31, 2015, as the Company continued to see strong demand for its sovereign mint products.
Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Nine Months Ended March 31,	2016		2015		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$5,048,829	100.000%	$4,616,832	100.000%	$431,997	9.4%
Performance Metrics
Gold ounces sold	2,257,000		1,572,000		685,000	43.6%
Silver ounces sold	100,553,000		66,462,000		34,091,000	51.3%

Revenues for the nine months ended March 31, 2016 increased $432.0 million, or 9.4%, to $5.049 billion from $4.617 billion in 2015. Our revenues increased primarily due to an increase in the total amount of gold ounces and silver ounces sold during the nine months ended March 31, 2016 as compared to 2015.
Gold ounces sold for the nine months ended March 31, 2016 increased 685,000 ounces, or 43.6%, to 2,257,000 ounces from 1,572,000 ounces in 2015. Silver ounces sold for the nine months ended March 31, 2016 increased 34,091,000 ounces, or 51.3%, to 100,553,000 ounces from 66,462,000 ounces in 2015.
    Key factors contributing to the increase in demand were the volatility and decrease in commodity prices during our first fiscal quarter. The average spot prices for gold declined 7.9% and average spot prices for silver declined 15.6% during the nine months ended March 31, 2016 as compared to 2015. The increase in volatility was due in part to macro-economic factors which created an increase in demand at lower prices. However, prices began to increase during the third quarter from a two-year low in average spot prices.  The combination of higher volatility and demand for product that exceeds supply historically results in higher revenues, but is not representative of normal market conditions. This combination of factors was especially pronounced in the first quarter of this fiscal year.

Gross Profit
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Three Months Ended March 31,	2016		2015		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$6,858	0.453%	$5,624	0.346%	$1,234	21.9%
Performance Metrics
Trading-ticket volume	21,807		20,785		1,022	4.9%
Inventory turnover ratio	5.9		7.9		(2)	(25.3)%

Gross profit for the three months ended March 31, 2016 increased by $1.2 million, or 21.9%, to $6.8 million from $5.6 million in 2015. The Company’s profit margin percentage increased by 30.9% to 0.453% from 0.346% in 2015. Trading-ticket volume for the three months ended March 31, 2016 increased by 1,022 tickets, or 4.9%, to 21,807 tickets from 20,785 tickets in 2015. Our inventory turnover rate for the three months ended March 31, 2016 decreased 25.3%, to 5.9 from 7.9 in 2015.
The Company’s profit margin increased primarily due to a change in product mix. The Company sold fewer ounces of lower-margin industrial products and more ounces of higher-margin custom coin products, as compared to 2015. The Company experienced higher volatility and demand compared to 2015, which resulted in higher volumes in the Company’s primary products. Our trading-ticket volume rose slightly by 4.9% as compared to the same year ago period. The higher volumes during the period were not associated with significant supply constraints, with the result that trading spreads remained stable. The decrease in our inventory turnover rate was primarily due to certain product finance arrangements, a service for which the Company charges a fee, and the longer carry periods associated with our higher margin custom products, which resulted in the Company carrying higher inventory levels at lower turnover rates as compared to 2015.
Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Nine Months Ended March 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$26,958	0.534%	$18,547	0.402%	$8,411	45.3%
Performance Metrics
Trading-ticket volume	67,522		62,364		5,158	8.3%
Inventory turnover ratio	21.6		25.4		(3.8)	(15.0)%

Gross profit for the nine months ended March 31, 2016 increased by $8.4 million, or 45.3%, to $27.0 million from $18.6 million in 2015. The Company’s profit margin percentage increased by 32.8% to 0.534% from 0.402% in 2015. The Company’s profit margin increase was primarily due to higher premium spreads on the Company’s primary products, in particular during the quarter ended September 30, 2015. The Company experienced higher volatility and greater supply constraints compared to 2014, which resulted in a widening of trading spreads.
The trading-ticket volume for the nine months ended March 31, 2016 increased by 5,158 tickets, or 8.3%, to 67,522 tickets from 62,364 tickets in 2015. The increase in our trading-ticket volume was primarily the result of unusually strong market conditions and demand in the three months ended September 30, 2015, partially offset by a reduction in volatility and demand through the subsequent six month period.
Our inventory turnover rate for the nine months ended March 31, 2016 decreased by 15.0%, to 21.6 from 25.4 in 2015. The decrease in our inventory turnover rate primarily due to certain product finance arrangements, a service for which the Company charges a fee, and the longer carry periods associated with our higher margin custom products, which resulted in the Company carrying higher inventory levels at lower turnover rates as compared to 2015.

Selling, General and Administrative Expenses
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Three Months Ended March 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(5,366)	(0.355)%	$(4,089)	(0.251)%	$1,277	31.2%

Selling, general and administrative expenses for the three months ended March 31, 2016 increased $1.3 million, or 31.2%, to $5.4 million from $4.1 million in 2015. The increase is primarily due to performance-based compensation accruals and the operational cost of our logistics facility, which began operations in July of 2015, that was established to provide fulfillment services to our customers.
Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Nine Months Ended March 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(16,302)	(0.323)%	$(13,062)	(0.284)%	$3,240	24.8%

Selling, general and administrative expenses for the nine months ended March 31, 2016 increased $3.2 million, or 24.8%, to $16.3 million from $13.1 million in 2015. The increase is primarily due to performance-based compensation accruals and the operational cost of a logistics facility established to provide fulfillment services to our customers.
In fiscal 2015, the Company expanded its logistics capabilities by relocating to a new facility in Las Vegas, Nevada. The Company began to receive and ship inventory from this facility in July of 2015. The Company is proceeding with its plans to reduce the volume of business it does with third-party storage providers during this fiscal year.
Interest Income
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Three Months Ended March 31,	2016		2015		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$2,250	0.149%	$1,607	0.099%	$643	40.0%
Performance Metrics
Number of secured loans at quarter-end	775		194		581	299.5%

Interest income for the three months ended March 31, 2016 increased $0.6 million, or 40.0%, to $2.2 million from $1.6 million in 2015. Interest income increased primarily due to an increase in the size of our loan portfolio as well as improvement in certain finance products. The improvement in the value of loans outstanding, which resulted in higher interest income, was due primarily to an increase in the number of secured loans. Secured loans increased by 299.5% to 775 from 194 in 2015, primarily due to the acquisition of bullion-based loan portfolios from a retail customer. In addition, finance fees earned related to certain product finance arrangements increased by 61.2% in comparison to the same year-ago quarter.
Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Nine Months Ended March 31,	2016		2015		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$6,365	0.126%	$4,482	0.097%	$1,883	42.0%
Performance Metrics
Number of secured loans at quarter-end	775		194		581	299.5%

Interest income for the nine months ended March 31, 2016 increased $1.9 million, or 42.0%, to $6.4 million from $4.5 million in 2015. Interest income increased primarily due to an increase in the size of the CFC loan portfolio as well as improvement in certain finance products. The improvement in the value of loans outstanding, which resulted in higher interest income, was due primarily to an increase in the number of secured loans. Secured loans increased by 299.5% to 775 from 194 in 2015, primarily due to the acquisition of bullion-based loan portfolios from a retail customer. In addition, finance fees earned related to certain product finance arrangements increased by 100.6% in comparison to the same year-ago period.
Interest Expense
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Three Months Ended March 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(1,658)	(0.110)%	$(1,157)	(0.071)%	$501	43.3%

Interest expense for the three months ended March 31, 2016 increased $0.5 million, or 43.3% to $1.7 million from $1.2 million in 2015. The increase was related primarily to greater usage of our lines of credit, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increase on December 16, 2015.
Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Nine Months Ended March 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(4,214)	(0.083)%	$(3,189)	(0.069)%	$1,025	32.1%

Interest expense for the nine months ended March 31, 2016 increased $1.0 million, or 32.1% to $4.2 million from $3.2 million in 2015. The increase was related primarily to greater usage of our lines of credit, resulting from continued growth in the Company’s finance products, as well as higher inventory levels, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increase on December 16, 2015. We believe the interest rates paid on borrowings under our Trading Credit Facility are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. The Company utilizes its lines of credit extensively for working capital requirements.
Provision for Income Taxes
Our effective rate could be adversely affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdiction s in which the Company's operate. The Company is also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. The Company's effective rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Three Months Ended March 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(894)	(0.059)%	$(177)	(0.011)%	$717	405.1%

Our provision for income taxes was $0.9 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was approximately 42.8% and 9.5% for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items. The 2016 effective tax rate reflects a more normalized tax rate on the company’s operations, excluding non-recurring descrete events. The change in the effective tax rate was primarily due to various non-recurring state tax provision benefits recorded in the 2015.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Nine Months Ended March 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(5,226)	(0.104)%	$(2,086)	(0.045)%	$3,140	150.5%

Our provision for income taxes was $5.2 million and $2.1 million for the nine months ended March 31, 2016 and 2015, respectively. Our effective tax rate was approximately 38.9% and 31.7% for the nine months ended March 31, 2016 and 2015, respectively. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items. In addition, the Company accrues for income tax due in state and foreign jurisdictions in which it operates. The change in the effective tax rate was primarily due to various non-recurring state tax provision benefits recorded in the 2015.
LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of March 31, 2016, approximately 93% of our assets consisted of cash, customer receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
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
Lines of Credit

in thousands
	March 31, 2016	June 30, 2015	March 31, 2016 Compared to June 30, 2015
Lines of credit	$190,000	$147,000	$43,000
A-Mark has a borrowing facility ("Trading Credit Facility') with a syndicate of banks, Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent for the syndicate. The Trading Credit Facility, which replaced the Company's previous borrowing facility with a group of financial institutions under an inter-creditor agreement, provides the Company with access up to $275.0 million, featuring a $225.0 million base with a $50.0 million accordion option. The Trading Credit Facility has a one-year maturity. The Company believes that the Trading Credit Facility provides adequate means to capital for its operations.
The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 0.44% and 0.19% as of March 31, 2016 and June 30, 2015, respectively. Borrowings are due on demand and totaled $190.0 million and $147.0 million at March 31, 2016 and at June 30, 2015, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation.   Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $28.8 million and $20.9 million at March 31, 2016 and June 30, 2015, respectively.
Liability on Borrowed Metals

in thousands
	March 31, 2016	June 30, 2015	March 31, 2016 Compared to June 30, 2015
Liability on borrowed metals	$5,573	$9,500	$(3,927)
We borrow precious metals from our suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $5.6 million and $9.5 million at March 31, 2016 and at June 30, 2015, respectively.
Product Financing Agreement

in thousands
	March 31, 2016	June 30, 2015	March 31, 2016 Compared to June 30, 2015
Product financing agreement	$93,168	$39,425	$53,743
The Company has an agreement with financial institutions (third party) that allows the Company to transfer its gold and silver inventory at a fixed price to this third party, which provides alternative sources of liquidity. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within product financing agreement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangement and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales. Such obligation totaled $93.2 million and $39.4 million as of March 31, 2016 and June 30, 2015, respectively.
Secured Loans

in thousands
	March 31, 2016	June 30, 2015	March 31, 2016 Compared to June 30, 2015
Secured loans	$64,827	$49,316	$15,511
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
Dividends

in thousands
	March 31, 2016	June 30, 2015	March 31, 2016 Compared to June 30, 2015
Dividends, declared	$1,185	$698	$487
In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share. In fiscal 2016, the Board of Directors modified the policy by increasing the quarterly cash dividend to $0.07 per common share.

On April 29, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common hare to stockholders of record at the close of business on May 13, 2016, which is scheduled to be paid on or about May 27, 2016.
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
The following summarizes components of our condensed consolidated statements of cash flows for the nine months ended March 31, 2016 and 2015:

in thousands
Nine Months Ended	March 31, 2016	March 31, 2015	Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015
Net cash used in operating activities	$(80,992)	$(10,813)	(70,179)
Net cash used in investing activities	$(22,271)	$(6,934)	(15,337)
Net cash provided by financing activities	$95,308	$20,755	74,553
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash used in operating activities
Operating activities used $81.0 million and used $10.8 million in cash for the nine months ended March 31, 2016 and 2015, respectively, representing a $70.2 million increase in the use of cash compared to nine months ended March 31, 2015. This period over period increase in the of use of funds in operating activities was primarily due to changes in the balances of inventory, accounts payable and derivative assets, offset by changes in the balances of receivables, and deferred income taxes.
Net cash used in investing activities
Investing activities used $22.3 million and used $6.9 million in cash for the nine months ended March 31, 2016 and 2015, respectively, representing a $15.3 million increase in the use of cash compared to nine months ended March 31, 2015. This period over period increase is the result of the change in balance of secured loans of $10.8 million that was primarily due to more acquisitions of loan portfolios, and an increase in investments of $3.6 million made in the current comparable period.
Net cash provided by financing activities
Financing activities provided $95.3 million and provided $20.8 million in cash for the nine months ended March 31, 2016 and 2015, respectively, representing an increase of $74.6 million in the in funds provided by financing activities compared to nine months ended March 31, 2015. This period over period increase of funds provided by financing activities was primarily due to changes in the balance of product financing arrangement of $30.2 million and from increases in borrowings drawn from the Trading Credit Facility of $45.4 million.
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
Commodities Risk and Derivatives
We use a variety of strategies to manage our risk including fluctuations in commodity prices for precious metals. See Note 11 in the accompanying condensed consolidated financial statements. Our inventories consist of, and our trading activities involve, precious metals and precious metal products, whose prices are linked to the corresponding precious metal commodity prices. Inventories purchased or borrowed by us are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at March 31, 2016 are scheduled to settle within 30 days.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability (see Note 11 to the accompanying condensed consolidated financial statements.) Gains or losses resulting from the termination of hedge contracts are reported as cost of sales. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.
Net gains and losses on derivative instruments in the condensed consolidated statements of income totaled $2.7 million and $(10.3) million for the three months ended March 31, 2016 and 2015, respectively. Net losses on derivative instruments in the condensed consolidated statements of income totaled $14.3 million and $44.8 million for the nine months ended March 31, 2016 and 2015, respectively (see Note 11.)
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

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities as follows at March 31, 2016 and at June 30, 2015, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk:

	March 31, 2016	June 30, 2015
Inventory	$273,973	$191,501
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(6)	(1,518)
Premium on metals position	(5,463)	(3,255)
Inventory value not hedged	(5,469)	(4,773)

Subtotal	268,504	186,728
Commitments at market:
Open inventory purchase commitments	436,000	444,023
Open inventory sales commitments	(248,658)	(249,081)
Margin sale commitments	(10,913)	(12,430)
In-transit inventory no longer subject to market risk	(7,813)	(13,807)
Unhedgable premiums on open commitment positions	1,555	528
Inventory borrowed from suppliers	(5,573)	(9,500)
Product financing arrangements	(93,168)	(39,425)
Advances on industrial metals	4,163	3,340
Inventory subject to price risk	344,097	310,376

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	217,961	202,323
Precious metals futures contracts at market values	125,145	107,993
Total market value of derivative financial instruments	343,106	310,316

Net inventory subject to commodity price risk	$991	$60

We are exposed to the risk of default of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At March 31, 2016, we believe our risk of counterparty default is mitigated based on our evaluation, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2016 and June 30, 2015, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	March 31, 2016	June 30, 2015
Purchase commitments	$436,000	$444,023
Sales commitments	$(248,658)	$(249,081)
Margin sale commitments	$(10,913)	$(12,430)
Open forward contracts	$217,961	$202,323
Open futures contracts	$125,145	$107,993
Foreign exchange forward contracts	$4,626	$6,242

The notional amounts of the commodity forward and futures contracts and the open sales and purchase orders, as shown in the table above, are not reflected at the notional amounts in the condensed consolidated balance sheets. The Company records commodity forward and futures contracts at the fair value, which is the difference between the market price of the underlying metal or contract measured on the reporting date and at fair value of trade amount measured on the date the contract was transacted. The fair value of the open derivative contracts are shown as a component of receivables or payables in the accompanying condensed consolidated balance sheets (see Note 11.)
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
There were no changes made by management to the critical accounting policies in the nine months ended March 31, 2016. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2015 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2 in Part I, Item 1 of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to smaller reporting companies.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
During the quarter ended March 31, 2016, Cary Dickson, who was appointed as Chief Financial Officer and Executive Vice President of the Company on February 2, 2016, assumed the role of principal financial officer for purposes of the Exchange Act.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
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
Our business depends substantially on our ability to obtain financing for our operations. A-Mark’s borrowing facility, which we refer to as the Trading Credit Facility, provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility is an uncommitted facility with a syndicate of banks and has a one-year maturity. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes.  Our CFC subsidiary also uses the facility to finance its lending activities.
The Trading Credit Facility requires us to maintain certain financial ratios and to comply with various operational and other covenants. If there were an event of default under the Trading Credit Facility that was not cured or waived, the lenders could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on under the Trading Credit Facility. The failure of A-Mark to renew or replace the Trading Credit Facility under such circumstances would reduce the financing available to us and could limit our ability to conduct our business, including the lending activity of our CFC subsidiary.  There can be no assurance that we could procure replacement financing on commercially acceptable terms and on a timely basis, or at all.
Because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The LIBOR rate was approximately 0.44% and 0.19% as of March 31, 2016 and June 30, 2015, respectively.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 28.1% of A-Mark's revenues for the nine months ended March 31, 2016. A single customer represented 30.9% of A-Mark's revenues for the year ended June 30, 2015. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
Our performance is dependent on our senior management and certain other key employees. We have employment agreements with Greg Roberts, our CEO; Thor Gjerdrum, our COO; and our senior vice president. The employment agreements with Mr. Gjerdrum and our senior vice president expire at the end of fiscal 2016. These and other employees have expertise in the trading markets, have industry-wide reputations, and perform critical functions for our business. We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees. Also, there is significant competition for skilled precious metals traders and other industry professionals. The loss of our current key officers and employees, without the ability to replace them, would materially and adversely affect our business.
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
The Company has determined that it qualifies as a smaller reporting company as of December 31, 2014 and 2015. As such, it is not categorized as an accelerated filer for the fiscal year ended June 30, 2015 and 2016. Therefore, the Company is not required to obtain a report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting for that year. The Company will continue to be exempt from the requirement of obtaining such a report unless and until it meets the definition of an accelerated filer.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Regulation S-K Exhibit Table Item No.		Description of Exhibit
31.1	*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	**
Uncommitted Credit Agreement, dated March 31, 2016, by and among Coöperatieve Rabobank U.A., New York Branch, Coöperatieve Rabobank U.A., New York Branch, Brown Brothers Harriman & CO., BNP Paribas, Natixis, New York Branch, Bank Hapoalim B.M., and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated March 31, 2016.

10.2	**
Security Agreement, dated March 31, 2016, between Coöperatieve Rabobank U.A., New York Branch, and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K dated March 31, 2016.

10.3	**	Form of Promissory Note. Incorporated by reference to Exhibit 10.3 to the Report on Form 8-K dated March 31, 2016.
10.40	**
Employment Agreement, executed February 19, 2016, between A-Mark Precious Metals, Inc. ad Gregory N. Roberts. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated February 19, 2016

101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Calculation Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________________
*	Filed herewith
**	Previously filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2016	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

	May 10, 2016	A-MARK PRECIOUS METALS, INC.
		By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	May 10, 2016
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	May 10, 2016
Cary Dickson	(Principal Financial Officer)