Form 10-K
period 2016-06-30
A-Mark Precious Metals, Inc.
filed 2016-09-23
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016
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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on December 31, 2015, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $70,716,067. Shares of common stock known to be owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

As of September 21, 2016, the registrant had 7,021,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2016

PART I — FINANCIAL INFORMATION
ITEM 1. DESCRIPTION OF BUSINESS
Overview
A-Mark, also referred to (together with its subsidiaries) as "we", "us" and the "Company", is a full-service precious metals trading company. It is a wholesaler of gold, silver, platinum and palladium bullion and related products, including bars, wafers, grain and coins. A-Mark also-

•	distributes gold and silver coins and bars from sovereign and private mints;

•	provides financing for the purchase of bullion and numismatics;

•	offers secure storage for bullion; and

•	offers complementary products such as consignment, customized finance and liquidity programs such as repurchase ("Repo") accounts, and trade quotes in a variety of foreign currencies.
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
A-Mark believes its businesses largely function independently of the price movement of the underlying commodities. However, factors such as global economic activity or uncertainty and inflationary trends, which affect market volatility, have the potential to impact demand, volumes and margins.
We conduct our operations within one business segment.
History
A-Mark was founded in 1965 as a small numismatics firm, which subsequently grew to include wholesale bullion trading and precious metals financing. Spectrum Group International, Inc. ("SGI"), then known as Greg Manning Auctions, Inc., acquired an 80% interest in A-Mark in 2005. The remaining 20% of A-Mark was acquired by Afinsa Bienes Tangibles, S.A. ("Afinsa"), at the time SGI's controlling shareholder. In 2012, SGI acquired from Afinsa its interest in A-Mark, as a result of which A-Mark became a wholly-owned subsidiary of SGI.
In March 2014, SGI distributed all of the shares of common stock of A-Mark to its stockholders, effecting a spinoff of A-Mark from SGI. As a result of this distribution, which we refer to as the spinoff, the Company is now a publicly traded company independent from SGI.
Over the years, A-Mark has been steadily expanding its products and services. In 1986, A-Mark became an authorized purchaser of gold and silver coins struck by the United States Mint. Similar arrangements with other sovereign mints followed, so that by the early 1990s, A-Mark had distribution relationships with all major sovereign mints offering bullion coins and bars internationally. In 2005, A-Mark launched its Collateral Finance Corporation ("CFC") subsidiary for the purpose of making secured wholesale and retail loans collateralized by numismatic and semi-numismatic coins and bullion.
A-Mark opened an overseas office in Vienna, Austria in 2009, for the purpose of marketing its goods and services in the European markets, and the office commenced full trading activity in 2012. This resulted in the expansion of A-Mark's trading hours from 12 to 17 hours a day, 5 days a week. Also in 2012, A-Mark formed Transcontinental Depository Services, LLC ("TDS"), a subsidiary that provides customers with a turnkey global storage solutions for their precious metals and precious metal products.
A-M Global Logistics, LLC ("Logistics"), a Las Vegas-based logistics fulfillment center and a wholly-owned subsidiary of the Company, commenced operations in July 2015.

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

•
an extensive and varied customer base that includes banks and other financial institutions, coin dealers, collectors, private investors, investment advisors, industrial manufacturers, refiners, sovereign mints and mines;

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
Industrial. Our Industrial unit sells gold, silver, platinum and palladium to industrial and commercial users. Customers include coin fabricators such as mints, industrial manufacturers and fabricators, including electronics, component parts companies, and refiners. Depending on the intended usage, the metals are either investment or industrial grade and are generally in bars, wafers, plates, or grains.
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
In our Industrial and Coin and Bar units, orders are taken primarily telephonically, although some orders are placed on an electronic trading platform. Pricing is generally based on screen quotes for bullion transactions in the spot market, with two-day settlement, although special pricing and extended settlement terms are also available. For example, a customer can leave an order with A-Mark to purchase at a specified price below the current market price or an order to sell at a specified price above the current market price. Almost all customers in these units take physical delivery of the precious metal. Product is shipped upon receipt of payment, except where the purchase is financed under credit arrangements between A-Mark and the customer. We have relationships with precious metal depositories around the world to facilitate shipment of product from our inventory to these customers, in many cases for next day delivery. Product may either be drop shipped to the customer's location or delivered to a depository or other storage facility designated by the customer.The Company also periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metals loaned. Such metal inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable.
Trading and Finance. Our Trading and Finance units engage in commodity hedging and borrowing and lending transactions in support of our Industrial and Coin & Bar units.
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
CFC. Our Collateral Finance Corporation subsidiary is a California licensed finance lender that makes and acquires commercial loans secured by numismatic and semi-numismatic coins and bullion. CFC's customers include coin and precious metal dealers, investors and collectors. CFC's activities are complementary to our bullion and coin businesses, and affords customers a convenient means of financing their inventory or collections. CFC takes physical delivery of the coins or bullion collateralizing the loans, and requires loan-to-value ratios of between 50% and 80%. The loan-to-value ratio refers to the principal amount of the loan divided by the liquidation value of the collateral, as conservatively estimated by CFC. Secured loans include a combination of on-demand and short term (i.e., with terms of between three and twelve months) facilities, and bear interest at fixed rates prevailing at the time the loan is made. Other terms of the loan may be customized in accordance with the particular needs and circumstances of the borrower.
TDS. Our Transcontinental Depository Services subsidiary provides storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors and collectors worldwide. TDS contracts on behalf of our clients with independent storage facilities in the United States, Canada, Europe, Singapore and Hong Kong, for either fully segregated or allocated storage. We assist our clients in developing appropriate storage options for their particular requirements, and we manage the operational aspects of the storage with the third party facilities on our clients' behalf.
Logistics. Our A-Mark Global Logistics ("Logistics") subsidiary commenced operations in July 2015. Located in Las Vegas, Logistics provides our customers an array of complementary services, including: packaging, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis.
To support our wholesale trading business, Logistics will ultimately provide a significant amount of the secured storage, shipping and delivery services that have historically been outsourced to third-party depositories in their various locations. We have consolidated a portion of these third-party locations into the Las Vegas facility as of year end. By consolidating those operations into one central location under our control, we will reduce dependence on third-party service providers while, we believe, enhancing quality control and reducing operating costs.
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
Inventory
We maintain a substantial inventory of bullion and coins in order to provide our customers with selection and prompt delivery. We acquire product for our inventory in the course of our trading activities with our customers, directly from mints, mines and refiners and from commodities brokers and dealers, privately and in transactions on established commodity exchanges. Except for certain lower of cost or market products, our inventory is “marked to market” daily for accounting and financial reporting purposes.

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
Operational Support
A-Mark maintains administrative and operational support at its office in Santa Monica, California for processing its trading and service activities and arranging for physical delivery and storage of product. We believe that our existing administrative and operational support infrastructure has the capacity to scale up with our business activities . We store our inventories of bullion and numismatics at third party depositories in major financial centers around the world and at our facility in Las Vegas, Nevada.
With a third party software developer, we have created a proprietary trading program, referred to as the Metals Trading System ("MTS"). Through MTS we are able to input, process, track and document our trading activity, including complex hedging and similar transactions. We have developed and implemented an electronic trading platform for receiving and processing customer orders, with the objective of improving transactional ease and efficiency. In fiscal 2017, the Company expects to complete its integration of MTS with a new business management system.
Supplier and Customer Concentrations
A-Mark buys a majority of its precious metals from a limited number of suppliers. The Company believes that numerous other suppliers are available and would provide similar products on comparable terms.
For the year ended June 30, 2016, the Company had two customers, HSBC Bank USA and JM Bullion Inc., each comprising more than 10% of our revenues (see Note 17.)
Trading Competition
A-Mark's activities cover a broad spectrum of the precious metals industry, with a concentration on the physical market. We service public, industrial and private sector consumers of precious metals which include industrial manufactures, refiners, minting facilities, banks, brokerage houses and private investors. We frequently face different competitors in each area and it is not uncommon for a customer and/or a supplier .
Trading Seasonality
While our precious metals trading business is not seasonal, we believe it is directly impacted by the perception of market trends and global economic activity. Historically, anticipation of increases in the rate of inflation,interest rates as well as anticipated devaluation of the U.S. dollar, has resulted in higher levels of interest in precious metals as well as higher prices for such metals.
Employees
As of June 30, 2016, we had 83 employees, with 81 located in North America, and 2 in Europe; all of these employees were considered full-time employees.
We regard our relations with our employees as good.
Corporate Information
A-Mark was founded in 1965 as a New York corporation. In December 2013, the Company was reincorporated in Delaware. Our executive offices are located at 429 Santa Monica Blvd. Suite 230, Santa Monica, CA 90401. Our telephone number is (310) 587-1477, and our website is www.amark.com. Through this website, we make available, free of charge, all of our filings with the Securities and Exchange Commission ("SEC"), including those under the Exchange Act of 1934, as amended ("Exchange Act"). Such reports are made available on the same day that they are electronically filed with, or furnished to, the SEC. In addition, copies of our Code of Business Conduct and Ethics for Employees, Code of Business Conduct and Ethics for Senior Financial and Other Officers, and Code of Business Conduct and Ethics for Directors are available through this website, along with other information regarding our corporate governance policies.
Geographic Information
See Note 18 in the accompanying consolidated financial statements for information about Company's geographic operations.

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
The Trading Credit Facility requires us to maintain certain financial ratios and to comply with various operational and other covenants. If there were an event of default under the Trading Credit Facility that was not cured or waived, the lenders could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments under the Trading Credit Facility. The failure of A-Mark to renew or replace the Trading Credit Facility under such circumstances would reduce the financing available to us and could limit our ability to conduct our business, including the lending activity of our CFC subsidiary.  There can be no assurance that we could procure replacement financing on commercially acceptable terms on a timely basis, or at all.
Because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The LIBOR rate was approximately 0.47% and 0.19% as of June 30, 2016 and June 30, 2015, respectively.
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

•
The Company operates a financing business through CFC that makes secured loans at loan to value ratios—principal loan amount divided by the "liquidation value", as conservatively estimated by management, of the collateral—of, in most cases, 50% to 80%. These loans are both variable and fixed interest rate loans, with maturities from three to twelve months.

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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 29.0% of A-Mark's revenues for the year ended June 30, 2016. A single customer represented 30.9% of A-Mark's revenues for the year ended June 30, 2015. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
The loss of a government purchaser/distributorship arrangement could materially adversely affect our business.
A-Mark’s business is heavily dependent on its purchaser/distributorship arrangements with various governmental mints. Our ability to offer numismatic coins and bars to our customers on a competitive basis is based on the ability to purchase products directly from a government source. The arrangements with the governmental mints may be discontinued by them at any time. The loss of an authorized purchaser/distributor relationship, including with the U.S. Mint could have a material adverse effect on our business.
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
Our performance is dependent on our senior management and certain other key employees. We have employment agreements with Greg Roberts, our CEO, and Thor Gjerdrum, our President, which expire on June 30, 2020 and June 30, 2019, respectively. These and other employees have expertise in the trading markets, have industry-wide reputations, and perform critical functions for our business. We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees. Also, there is significant competition for skilled precious metals traders and other industry professionals. The loss of our current key officers and employees, without the ability to replace them, would materially have an adverse affect our business.
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
Our bank group, a syndicate of banks with Coöperatieve Rabobank U.A. acting as lead lender and administrative agent for the syndicate, has approved our Logistics facility as an authorized depository. If that approval were to be withdrawn for any reason, we would no longer be able to keep inventory at that location, which would substantially limit our ability to conduct business from that facility.
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
There are various federal, state, local and foreign laws, ordinances and regulations that affect our trading business. For example, we are required to comply with the Foreign Corrupt Practices Act and a variety of anti-money laundering and know-your-customer rules in response to the USA Patriot Act.
The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure, on an annual basis, of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These new rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the "DRC") or an adjoining country and whether such minerals helped finance the armed conflict in the DRC.
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
On October 25, 2015, the Company received notification from the City of Santa Monica that the City was challenging the Company's classification as an "agent/broker" for purposes of computing the business license fee due to the City. The matter has since been resolved in the Company's favor resulting in no change to the Company's prior filings.
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
We maintain a large and varied inventory of precious metal products, including bullion and coins, in order to support our trading activities and provide our customers with superior service. The amount of inventory that we are able to carry is constrained by the borrowing limitations and working capital covenants under the Trading Credit Facility . If commodity prices were to rise substantially, and we were unable to modify the terms of the Trading Credit Facility to compensate for the increase, the quantity of product that we could finance, and hence maintain in our inventory, would fall. This would likely have a material adverse effect on our operations.
The Dodd-Frank Act could adversely impact our use of derivative instruments to hedge precious metal prices and may have other adverse effects on our business.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires the Commodity Futures Trading Commission to promulgate rules and regulations implementing the new legislation, including with respect to derivative contracts on commodities. This legislation and any implementing regulations could significantly increase the cost of some commodity derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of some commodity derivative contracts, reduce the availability of some derivatives to protect against risks, reduce our ability to monetize or restructure our existing commodity derivative contracts and potentially increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank legislation and regulations, we would be exposed to inventory and other risks associated with fluctuations in commodity prices. Also, if the Dodd-Frank legislation and regulations reduces volatility in commodity prices, our revenues could be adversely affected.

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
The Company has determined that it qualifies as a smaller reporting company as of December 31, 2015 and 2014. As such, it is not categorized as an accelerated filer for the fiscal years ended June 30, 2016 and 2015. Therefore, the Company is not required to obtain a report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting for that year. The Company will continue to be exempt from the requirement of obtaining such a report unless and until it meets the definition of an accelerated filer.

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
We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. However, these provisions apply even if an acquisition offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of our Company and our Shareholders. Accordingly, in the event that our board determines that a potential business combination transaction is not in the best interests of our Company and our Shareholders, but certain shareholders believe that such a transaction would be beneficial to the Company and its Shareholders, such Shareholders may elect to sell their shares in the Company and the trading price of our common stock could decrease.
Your percentage ownership in the Company could be diluted in the future.
Your percentage ownership in A-Mark potentially will be diluted in the future because of additional equity awards that we expect will be granted to our directors, officers and employees. We have established an equity incentive plan that provides for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which could dilute your percentage ownership.
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
In connection with the spinoff, SGI received the written opinion of Kramer Levin Naftalis & Frankel LLP ("Kramer Levin") to the effect that the spinoff qualified as a tax-free transaction under Section 355 of the Internal Revenue Code, and that for U.S. federal income tax purposes (i) no gain or loss was recognized by SGI upon the distribution of our common stock in the spinoff, and (ii) no gain or loss was recognized by, and no amount was included in the income of, holders of SGI common stock upon the receipt of shares of our common stock in the spinoff. The opinion of tax counsel is not binding on the Internal Revenue Service or the courts, and there is no assurance that the IRS or a court will not take a contrary position. In addition, the opinion of Kramer Levin relied on certain representations and covenants delivered by SGI and us. If, notwithstanding the conclusions included in the opinion, it is ultimately determined that the distribution does not qualify as tax-free for U.S. federal income tax purposes, each SGI shareholder that is subject to U.S. federal income tax and that received shares of our common stock in the distribution could be treated as receiving a taxable distribution in an amount equal to the fair market value of such shares. In addition, if the distribution were not to qualify as tax-free for U.S. federal income tax purposes, then SGI would recognize gain in an amount equal to the excess of the fair market value of our common stock distributed to SGI shareholders on the date of the distribution over SGI’s tax basis in such shares. Also, we could have an indemnification obligation to SGI related to its tax liability.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters is located in Santa Monica, California , our trading desk operations are conducted from facilities in Santa Monica, California and Vienna, Austria and our logistics fulfillment center is located in Las Vegas, Nevada. Below is a table summarizing the properties we occupied during the year ended June 30, 2016.

Location	Square Footage	Lease Term/Expiration
Santa Monica, California	7,100	April 2017
Las Vegas, Nevada	17,600	April 2020
Vienna, Austria	2,100	September 2016
In fiscal 2017, the Company plans to relocate its corporate headquarter to El Segundo, California and its trading desk in Vienna, Austria. On July 7, 2016, the Company entered into an agreement to lease approximately 9,000 square feet of office space in El Segundo, California for a term that expires on March 31, 2026. On September 9, 2016, the Company entered into an agreement to lease 248 square feet of office space in Vienna, Austria for a term of less than one year, with renewable lease-term options.
ITEM 3. LEGAL PROCEEDINGS
We are not currently a party to any legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II — OTHER INFORMATION
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
SGI effected the spinoff of A-Mark on March 14, 2014. On March 17, 2014, A-Mark’s shares of common stock commenced trading on the NASDAQ Global Select Market under the symbol "AMRK."
As of September 21, 2016, there were 600 registered stockholders of record of our common stock and the last reported sale price of our stock as reported by the NASDAQ Global Select Market was $16.20.
The following table sets forth the range of high and low closing prices for our common stock for each full quarterly period during fiscal 2016 and 2015, as reported by the NASDAQ Global Select Market. These quotations below reflect inter-dealer closing prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2016		2015
Quarter	High	Low	High	Low
First	$11.77	$10.28	$12.04	$11.20
Second	$18.91	$11.45	$11.15	$9.44
Third	$21.73	$15.79	$10.74	$9.61
Fourth	$21.99	$14.14	$10.96	$10.08

Issuer Purchases of Equity Securities
None.

Dividend Policy
As of June 30, 2016, the Board of Directors of the Company approved a dividend policy which calls for the payment of a quarterly cash dividend of $0.07 per common share. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements, restrictive financial covenants, and such other factors as our Board of Directors deems relevant. A-Mark’s credit facility has certain restrictive financial covenants that require A-Mark to maintain a minimum tangible net worth (as defined) of $35.0 million.
Equity Compensation Plan Information
The following table provides information as of June 30, 2016, with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	581,527	(1)	$17.55	273,600	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	581,527		$17.55	273,600

_________________________________
(1)
Consists of stock options granted by A-Mark to replace outstanding SGI stock optionsin connection with the spinoff and options issued by A-Mark subsequent to the spinoff. The former SGI equity awards had been granted by SGI under its 2012 Stock Award and Incentive Plan ("2012 Plan") and its 1997 Stock Incentive Plan, as amended ("1997 Plan"). The terms of the 2012 Plan and 1997 Plan governing equity awards generally apply to the replacement awards granted by A-Mark, but A-Mark was not and is not authorized to grant equity awards under those Plans other than the equity awards that directly replaced the former SGI equity awards.

(2)
These shares are available for future issuance under A-Mark's 2014 Stock Award and Incentive Plan ("2014 Plan"). All 2014 Plan shares are available for awards of stock options, stock appreciation rights, restricted stock units, restricted stock and other "full-value" awards.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable for a smaller reporting company.

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

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of June 30, 2016. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements.
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
The Company's wholly-owned subsidiary, A-M Global Logistics, LLC, referred to as Logistics, commenced operations as a logistics fulfillment center in July 2015. Logistics, based in based in Las Vegas, Nevada. provides our customers an array of complementary services, including storage, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis. Our logistics business generates less than 1% of the total revenues for each of the periods presented.

Our Strategy
The Company has grown from a small numismatics firm in 1965 to a significant participant in the bullion and coin markets, with approximately $6.7 billion and $6.1 billion in revenues for the years ended June 30, 2016 and 2015., respectively Our strategy continues to focus on growth, including the volume of our business, our geographic presence, particularly in Europe, and the scope of complementary products and services that we offer to our customers. We intend to promote our growth by leveraging off the strengths of our existing integrated operations: the depth of our customer relations; our access to market makers, suppliers and government mints and other mints; our trading offices in the U.S. and Europe, which are open 17 hours a day 5 days a week; our expansive precious metals dealer network; our depository relationships around the world; our knowledge of secured lending; our logistics capabilities; our trading expertise; and the quality and experience of our management team.
Our Customers
Our customers include financial institutions, bullion retailers, industrial manufacturers and fabricators, sovereign mints, refiners, coin and metal dealers, investors and collectors. The Company makes a two way market, which results in many customers also operating as our suppliers.  This diverse base of customers purchases a variety of products from the Company in a multitude of grades, primarily in the form of coins and bars.
Factors Affecting Revenues, Gross Profits, Interest Income and Interest Expense
Revenues. The Company enters into transactions to sell and deliver gold, silver, platinum and palladium to coin fabricators, such as mints, industrial manufacturers and fabricators, including electronics, and component parts companies, and refiners in investment or industrial grade, in a variety shapes and sizes.
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
Interest Expense. The Company incurs interest expense as a result of usage under its lines of credit. Also, the Company incurs interest expense as a result of its product financing agreements for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third-party finance company, and the Company incurs interest expense when we borrow precious metals from our suppliers under short-term arrangements, which bear interest at a designated rate.
Performance Metrics
In addition to financial statement indicators, our management utilizes certain metrics to assess the performance of our business.
We look at the number of ounces of gold and silver sold and delivered to our customers (excluding ounces recorded on forward contracts). These numbers reflect the volume of the business that we are doing without regard to changes in commodity pricing, which figure into revenues and can mask actual business trends.
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

RESULTS OF OPERATIONS Overview of Results of Operations for the Years Ended June 30, 2016 and 2015
Consolidated Results of Operations
The operating results of our business for the years ended June 30, 2016 and 2015 are as follows:

in thousands, except per share data and performance metrics
Years Ended June 30,	2016		2015		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$6,784,039	100.000%	$6,070,234	100.000%	$713,805	11.8%
Gross profit	34,521	0.509%	24,498	0.404%	$10,023	40.9%
Selling, general and administrative expenses	(22,233)	(0.328)%	(17,131)	(0.282)%	$5,102	29.8%
Interest income	8,795	0.130%	6,073	0.100%	$2,722	44.8%
Interest expense	(6,319)	(0.093)%	(4,311)	(0.071)%	$2,008	46.6%
Other income	701	0.010%	—	—%	$701	—%
Unrealized gains on foreign exchange	99	0.001%	19	—%	$80	NM
Net income before provision for income taxes	15,564	0.229%	9,148	0.151%	$6,416	70.1%
Provision for income taxes	(6,293)	(0.093)%	(2,097)	(0.035)%	$4,196	200.1%
Net income	$9,271	0.137%	$7,051	0.116%	$2,220	31.5%

Per Share Data:
Basic	$1.33		$1.01		$0.32	31.7%
Diluted	$1.30		$1.00		$0.30	30.0%

Performance Metrics:
Gold ounces sold(1)	2,968,000		2,053,000		915,000	44.6%
Silver ounces sold(2)	126,349,000		88,479,000		37,870,000	42.8%
Trading ticket volume(3)	88,486		85,094		3,392	4.0%
Inventory turnover ratio(4)	30.9		32.9		(2.0)	(6.1)%
Number of secured loans at period end(5)	1,173		346		827	239.0%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the twelve-month period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the twelve-month period, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by our trading desks in Santa Monica and Vienna during the twelve-month period.

(4)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(5)	Number of outstanding secured loans to customers at the end of the period.

Revenues

Years Ended June 30,	2016		2015		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$6,784,039	100.000%	$6,070,234	100.000%	$713,805	11.8%
Performance Metrics
Gold ounces sold	2,968,000		2,053,000		915,000	44.6%
Silver ounces sold	126,349,000		88,479,000		37,870,000	42.8%

Revenues for the year ended June 30, 2016 increased $713.8 million, or 11.8%, to $6.784 billion from $6.070 billion in 2015. Our revenues increased primarily due to an increase in the total amount of gold ounces and silver ounces sold during the year ended June 30, 2016 as compared to 2015.
Gold ounces sold for the year ended June 30, 2016 increased 915,000 ounces, or 44.6%, to 2,968,000 ounces from 2,053,000 ounces in 2015. Silver ounces sold for the year ended June 30, 2016 increased 37,870,000 ounces, or 42.8%, to 126,349,000 ounces from 88,479,000 ounces in 2015. On average, the prices for gold declined 4.7% and prices for silver declined 10.8% during the year ended June 30, 2016 as compared to 2015.
    Key market factors contributing to the increase in revenue were the volatility and decrease in the commodity prices in 2016. These market factors were most evident during our first fiscal quarter of 2016, and lead our customers to increase their orders to take advantage of the lower prices while market supplies lasted, resulting in a limited market supply of bullion products. The increase in volatility was due to macro-economic factors which created an increase in demand at lower commodity prices. When the average spot prices began to increase during the third quarter of 2016 from a two-year low in average spot prices, demand for our bullion products began to reflect more typical levels of sales activity as market supply levels normalized.
Gross Profit

Years Ended June 30,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$34,521	0.509%	$24,498	0.404%	$10,023	40.9%
Performance Metrics
Trading-ticket volume	88,486		85,094		3,392	4.0%
Inventory turnover ratio	30.9		32.9		(2.0)	(6.1)%

Gross profit for the year ended June 30, 2016 increased by $10.0 million, or 40.9%, to $34.5 million from $24.5 million in 2015. The Company’s profit margin percentage increased by 26.0% to 0.509% from 0.404% in 2015. The Company’s profit margin increase was primarily due to higher premium spreads on the Company’s primary products, in particular during the quarter ended September 30, 2015. The Company experienced higher volatility and greater supply constraints compared to 2015, which resulted in a widening of trading spreads especially during the first fiscal quarter of 2016.
The trading-ticket volume for the year ended June 30, 2016 increased by 3,392 tickets, or 4.0%, to 88,486 tickets from 85,094 tickets in 2015. The increase in our trading-ticket volume was primarily the result of unusually strong market conditions and demand in the three months ended September 30, 2015.
Our inventory turnover rate for the year ended June 30, 2016 decreased by 6.1%, to 30.9 from 32.9 in 2015. The decrease in our inventory turnover rate was primarily due to certain product finance arrangements (arrangements where the Company carries inventory for long periods on behalf of the customer for a fee), and the longer carry periods associated with our higher margin custom products that resulted in the Company carrying higher inventory levels at lower turnover rates as compared to 2015.

Selling, General and Administrative Expenses

Years Ended June 30,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(22,233)	(0.328)%	$(17,131)	(0.282)%	$5,102	29.8%

Selling, general and administrative expenses for the year ended June 30, 2016 increased $5.1 million, or 29.8%, to $22.2 million from $17.1 million in 2015. The increase is primarily due to performance-based compensation accruals, the operational cost of a logistics facility established to provide fulfillment services to our customers, costs related to the development of the Company's informational technology infrastructure and increases in salaries. In fiscal 2016, the Company strengthened its management team by hiring a Chief Financial Officer and other experienced management professionals.
In fiscal 2015, the Company expanded its logistics capabilities by relocating to a new facility in Las Vegas, Nevada. In fiscal 2016, the Company began to receive and ship inventory from this facility. As a result of this relocation, the Company expects overall storage costs will be reduced and expanded capacity will drive growth of the Company's logistic operations and related support services.
Interest Income

Years Ended June 30,	2016		2015		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$8,795	0.130%	$6,073	0.100%	$2,722	44.8%
Performance Metrics
Number of secured loans at quarter-end	1,173		346		827	239.0%

Interest income for the year ended June 30, 2016 increased $2.7 million, or 44.8%, to $8.8 million from $6.1 million in 2015. Interest income increased primarily due to an increase in the size of the CFC loan portfolio as well as improvement in certain finance products. The improvement in the value of loans outstanding, which resulted in higher interest income, was due primarily to an increase in the number of secured loans. The number of secured loans outstanding increased by 239.0% to 1,173 from 346 in 2015, primarily due to the acquisition of bullion-based loan portfolios. In addition, finance fees earned related to certain product finance arrangements increased by 99.7% in comparison to the same year-ago period.
Interest Expense

Years Ended June 30,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(6,319)	(0.093)%	$(4,311)	(0.071)%	$2,008	46.6%

Interest expense for the year ended June 30, 2016 increased $2.0 million, or 46.6% to $6.3 million from $4.3 million in 2015. The increase was related primarily to greater usage of our lines of credit, resulting from continued growth in the Company’s finance products, as well as holding higher average inventory levels, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increase on December 16, 2015.
In fiscal 2016, the Company established a new credit facility with a syndicate of banks, which replaced the Company's previous credit facility with a group of financial institutions under an inter-creditor agreement, that provides the Company with access up to $275.0 million, featuring a $225.0 million base with a $50.0 million accordion option. We believe the interest rates charged on borrowings under our credit facility (LIBOR plus a 2.5% margin) are consistent with current market interest rates for first lien demand loans secured by inventory and receivables.
Provision for Income Taxes
Our effective rate could be adversely affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which the Company operates. The Company is also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. The Company's effective rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.

Years Ended June 30,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(6,293)	(0.093)%	$(2,097)	(0.035)%	$4,196	200.1%

Our provision for income taxes was $6.3 million and $2.1 million for the years ended June 30, 2016 and 2015, respectively. Our effective tax rate was approximately 40.4% and 22.9% for the years ended June 30, 2016 and 2015, respectively. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items. The change in the effective tax rate was primarily due to various non-recurring state tax provision benefits in 2015.
LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of June 30, 2016, approximately 94% of our assets consisted of cash, customer receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
Typically, the Company acquires its inventory by: (1) purchasing inventory from our suppliers by utilizing our own capital and lines of credit; (2) borrowing precious metals from our suppliers under short-term arrangements which bear interest at a designated rate, and (3) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.
In addition to selling inventory, the Company generates cash from earned interest income. Through CFC, the Company enters into secured loans and secured financing structures with its customers under which it charges interest income. The Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products. The loans are secured by precious metals and numismatic material owned by the borrowers and held by the Company as security for the term of the loan. Furthermore, our customers may enter into purchase agreements whereby the customer agrees to purchase our inventory at the prevailing spot price for delivery of the product at a specific point in time in the future; interest income is earned from contract date until the material is delivered and paid for in full.
We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements, and draw upon and pays down its lines of credit so as to minimize interest expense.
Lines of Credit

in thousands
	June 30, 2016	June 30, 2015	June 30, 2016 Compared to June 30, 2015
Lines of credit	$212,000	$147,000	$65,000
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
The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 0.47% and 0.19% as of June 30, 2016 and June 30, 2015, respectively. Borrowings are due on demand and totaled $212.0 million and $147.0 million at June 30, 2016 and at June 30, 2015, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation.   Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $17.8 million and $20.9 million as determined on the Friday before June 30, 2016 and June 30, 2015, respectively.
Liability on Borrowed Metals

in thousands
	June 30, 2016	June 30, 2015	June 30, 2016 Compared to June 30, 2015
Liability on borrowed metals	$4,352	$9,500	$(5,148)
We borrow precious metals from our suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $4.4 million and $9.5 million at June 30, 2016 and at June 30, 2015, respectively.
Product Financing Arrangement

in thousands
	June 30, 2016	June 30, 2015	June 30, 2016 Compared to June 30, 2015
Product financing agreement	$59,358	$39,425	$19,933
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at a fixed price to this third party, which provides alternative sources of liquidity. Such agreements (also referred to as reverse-repurchase agreements) allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third parties charge monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangement and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales. Such obligation totaled $59.4 million and $39.4 million as of June 30, 2016 and June 30, 2015, respectively.
Secured Loans

in thousands
	June 30, 2016	June 30, 2015	June 30, 2016 Compared to June 30, 2015
Secured loans	$70,504	$49,316	$21,188
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
Dividends

in thousands
	June 30, 2016	June 30, 2015	June 30, 2016 Compared to June 30, 2015
Dividends, declared	$1,675	$698	$977
In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share. In fiscal 2016, the Board of Directors modified the policy by increasing the quarterly cash dividend to $0.07 per common share.
On September 7, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common share to stockholders of record at the close of business on September 19, 2016, which is scheduled to be paid on or about October 7, 2016.

Cash Flows
The majority of the Company’s trading activities involve two day value trades under which payment is made in advance of delivery or product is received in advance of payment. The high volume, rapid rate of inventory turn, and high average value per trade can cause material changes in the sources of cash used in or provided by operating activities on a daily basis. The Company manages these variances through its liquidity forecasts and counterparty limits maintaining a liquidity reserve to meet the Company’s cash needs. The Company uses various short-term financial instruments to manage the rapid cycle of our trading activities from customer purchase order to cash collections and product delivery, which can cause material changes in the amount of cash used in or provided by financing activities on a daily basis.
The following summarizes components of our consolidated statements of cash flows for the years ended June 30, 2016 and 2015:

in thousands
Years Ended	June 30, 2016	June 30, 2015	June 30, 2016 Compared to June 30, 2015
Net cash used in operating activities	$(56,156)	$(4,691)	(51,465)
Net cash used in investing activities	$(30,219)	$(13,392)	(16,827)
Net cash provided by financing activities	$82,590	$25,817	56,773
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash used in operating activities
Operating activities used $56.2 million and used $4.7 million in cash for the years ended June 30, 2016 and 2015, respectively, representing a $51.5 million increase in the use of cash compared to the year ended June 30, 2015. This period over period increase in the of use of funds in operating activities was primarily due to changes in the balances of inventory, receivables, accounts payable, liabilities on borrowed metals and derivative assets, offset by changes in the balances of derivative liabilities, income tax receivables, and deferred income taxes.
Net cash used in investing activities
Investing activities used $30.2 million and used $13.4 million in cash for the years ended June 30, 2016 and 2015, respectively, representing a $16.8 million increase in the use of cash compared to the year ended June 30, 2015. This period over period increase is the result of the change in balance of secured loans of $14.4 million that was primarily due to additional acquisitions of loan portfolios, and an increase in investments of $2.7 million made in the current comparable period.
Net cash provided by financing activities
Financing activities provided $82.6 million and provided $25.8 million in cash for the years ended June 30, 2016 and 2015, respectively, representing an increase of $56.8 million in the in funds provided by financing activities compared to year ended June 30, 2015. This period over period increase of funds provided by financing activities was primarily due to changes in the balance of product financing arrangement of $5.1 million and from increases in borrowings drawn from the Trading Credit Facility of $53.2 million.
CAPITAL RESOURCES
We believe that our current cash and cash equivalents, availability under the Trading Credit Facility and product financing arrangements (i.e., reverse-repurchase agreements), and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months.

CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS
Counterparty Risk
We manage our counterparty risk by setting credit and position risk limits with our trading counterparties. These limits include gross position limits for counterparties engaged in sales and purchase transactions and inventory consignment transactions with us. They also include collateral limits for different types of sale and purchase transactions that counterparties may engage in from time to time.
Commodities Risk and Derivatives
We use a variety of strategies to manage our risk including fluctuations in commodity prices for precious metals. See Note 11 in the accompanying consolidated financial statements. Our inventories consist of, and our trading activities involve, precious metals and precious metal products, whose prices are linked to the corresponding precious metal commodity prices. Inventories purchased or borrowed by us are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at June 30, 2016 are scheduled to settle within 30 days.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability (see Note 11 to the accompanying consolidated financial statements.) Gains or losses resulting from the termination of hedge contracts are reported as cost of sales. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the consolidated statements of income.
Net losses on derivative instruments in the consolidated statements of income totaled $5.9 million and $52.8 million for the years ended June 30, 2016 and 2015, respectively (see Note 11.)
Commitments and Contingencies
Refer to Note 15 for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments.

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities as follows at June 30, 2016 and at June 30, 2015, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk:

	June 30, 2016	June 30, 2015
Inventory	$245,057	$191,501
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(16)	(1,518)
Premium on metals position	(4,627)	(3,255)
Inventory value not hedged	(4,643)	(4,773)

Subtotal	240,414	186,728
Commitments at market:
Open inventory purchase commitments	550,810	444,023
Open inventory sales commitments	(237,325)	(249,081)
Margin sale commitments	(12,439)	(12,430)
In-transit inventory no longer subject to market risk	(7,363)	(13,807)
Unhedgable premiums on open commitment positions	400	528
Inventory borrowed from suppliers	(4,352)	(9,500)
Product financing arrangements	(59,358)	(39,425)
Advances on industrial metals	4,521	3,340
Inventory subject to price risk	475,308	310,376

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	188,530	202,323
Precious metals futures contracts at market values	286,449	107,993
Total market value of derivative financial instruments	474,979	310,316

Net inventory subject to commodity price risk	$329	$60

We are exposed to the risk of default of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At June 30, 2016, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties , the strong financial condition of our counterparties, and the short-term duration of these arrangements.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2016 and June 30, 2015, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	June 30, 2016	June 30, 2015
Purchase commitments	$550,810	$444,023
Sales commitments	$(237,325)	$(249,081)
Margin sale commitments	$(12,439)	$(12,430)
Open forward contracts	$188,530	$202,323
Open futures contracts	$286,449	$107,993
Foreign exchange forward contracts	$1,992	$6,242

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
The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory position, including our open sale and purchase commitments . The Company records the derivatives at the trade date, and the corresponding unrealized gains or losses are shown as a component of cost of sales in the consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled (see Note 11.)
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
We account for our metals and sales contracts using settlement date accounting. Pursuant to such accounting, we recognize the sales or purchases of the metals at the settlement date. During the period between trade and settlement dates, we have essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the of the Accounting Standards Codification ("ASC"). We record the derivatives at the trade date; the fair value of the open derivative contracts are shown as a component of receivables or payables in the accompanying consolidated balance sheets. The corresponding unrealized gains or losses are shown as a component of cost of sales in the consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. Sales which are physically settled are recognized at the gross amount in the consolidated statements of income.
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
As of June 30, 2016 and June 30, 2015, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $12.7 million and $(3.9) million, respectively. The premium component of market value included in the inventories as of June 30, 2016 and June 30, 2015 totaled $4.6 million and $3.3 million, respectively.
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Additionally, neither the commemorative coin inventory nor the premium component of our inventory is hedged. As of June 30, 2016 and June 30, 2015, our commemorative coin inventory totaled $16,000 and $1.5 million, respectively.
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the consolidated balance sheets and totaled $4.4 million and $9.5 million as of June 30, 2016 and June 30, 2015, respectively. The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.)
The Company enters into product financing agreements for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company (this type of agreement is also known as reverse-repurchase agreements). This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. This type of transaction does not qualify as sales. Pursuant to the guidance in ASC 470-40 Product Financing Arrangements, the Company accounts for transaction as increase to inventory and an increase to product financing arrangements (a liability) on the consolidated balance sheets. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligation totaled $59.4 million and $39.4 million as of June 30, 2016 and June 30, 2015, respectively.
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of June 30, 2016 and June 30, 2015 totaled $8.0 million and $5.6 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable.
The Company enters into financing arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2016 and June 30, 2015, included within inventory is $92.3 million and $49.1 million of precious metals products subject to repurchase.
Goodwill and Other Purchased Intangible Assets
We evaluate goodwill and other indefinite life intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite life intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. We may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, a two-step impairment test is performed. This first step in this test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. In accordance with ASU No. 2011-08, we performed a qualitative assessment on our goodwill, totaling $4.6 million, and determined no impairment was necessary as of June 30, 2016.
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
Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business, in accordance with the Income Taxes Topic 740 of the ASC. We compute our annual tax rate based on the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we earn income. Significant judgment is required in determining our annual tax rate and in evaluating uncertainty in its tax positions. We recognize a benefit for tax positions that we believe will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that we believe has more than a 50% probability of being realized upon settlement. We regularly monitor our tax positions and adjust the amount of recognized tax benefit based on our evaluation of information that has become available since the end of our last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the consolidated balance sheet principally within accrued liabilities. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include our consideration of future taxable income and ongoing prudent and feasible tax planning strategies.
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
We account for uncertainty in income taxes under the provisions of Topic 740 of the ASC. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the consolidated statements of income. Please refer to Note 12 to the accompanying consolidated financial statements for further discussion regarding these provisions.
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

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2 in Part II, Item 8 of this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS

The Board of Directors and Stockholders'
A-Mark Precious Metals, Inc.

We have audited the accompanying consolidated balance sheets of A-Mark Precious Metals, Inc. and subsidiaries (collectively, the “Company”), as of June 30, 2016 and June 30, 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A-Mark Precious Metals, Inc. and subsidiaries as of June 30, 2016 and June 30, 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

September 22, 2016

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	June 30, 2016	June 30, 2015

ASSETS
Current assets:
Cash	$17,142	$20,927
Receivables, net	43,302	30,025
Derivative assets	33,732	11,364
Secured loans receivable	70,004	48,666

Inventories:
Inventories	185,699	152,076
Restricted inventories	59,358	39,425
	245,057	191,501

Income taxes receivable	7,318	7,846
Income taxes receivable from Former Parent	203	1,095
Prepaid expenses and other assets	1,503	1,202
Total current assets	418,261	312,626

Property and equipment, net	3,482	2,850
Goodwill	4,620	4,884
Intangibles, net	1,987	2,369
Long-term secured loans receivable	500	650
Long-term investments	7,873	2,500
Deferred tax assets - non-current	424	783
Total assets	$437,147	$326,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$212,000	$147,000
Liability on borrowed metals	4,352	9,500
Product financing arrangement	59,358	39,425
Accounts payable	46,769	50,639
Derivative liabilities	36,454	17,897
Accrued liabilities	7,660	5,330
Total current liabilities	366,593	269,791
Deferred tax liabilities - non-current	7,245	909
Total liabilities	373,838	270,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of June 30, 2016 and 2015	—	—
Common Stock, par value $0.01; 40,000,000 shares authorized; 7,021,450 and 6,973,549 shares issued and outstanding as of June 30, 2016 and 2015, respectively	71	70
Additional paid-in capital	22,220	22,470
Retained earnings	41,018	33,422
Total stockholders’ equity	63,309	55,962
Total liabilities and stockholders’ equity	$437,147	$326,662

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)

Years Ended June 30,	2016	2015
Revenues	$6,784,039	$6,070,234
Cost of sales	6,749,518	6,045,736
Gross profit	34,521	24,498

Selling, general and administrative expenses	(22,233)	(17,131)
Interest income	8,795	6,073
Interest expense	(6,319)	(4,311)
Other income	701	—
Unrealized gains on foreign exchange	99	19
Net income before provision for income taxes	15,564	9,148
Provision for income taxes	(6,293)	(2,097)
Net income	$9,271	$7,051

Basic and diluted income per share:
Basic - net income	$1.33	$1.01
Diluted - net income	$1.30	$1.00
Weighted average shares outstanding:
Basic	6,981,900	6,962,800
Diluted	7,120,300	7,062,600

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, June 30, 2014	6,962,742	$70	$22,317	$27,069	$49,456
Net income	—	—	—	7,051	7,051
Share-based compensation	—	—	253	—	253
Release of restricted stock units	20,377	—	—	—	—
Repurchase and retirement of restricted stock units for payroll taxes	(9,570)	—	(100)	—	(100)
Dividends declared	—	—	—	(698)	(698)
Balance, June 30, 2015	6,973,549	$70	$22,470	$33,422	$55,962
Net income	—	—	—	9,271	9,271
Share-based compensation	—	—	419	—	419
Release of restricted stock units	86,298	1	—	—	1
Repurchase and retirement of restricted stock units for payroll taxes	(38,397)	—	(669)	—	(669)
Dividends declared	—	—	—	(1,675)	(1,675)
Balance, June 30, 2016	7,021,450	$71	$22,220	$41,018	$63,309

See accompanying Notes to Consolidated Financial Statements

Table of Contents A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

Years Ended June 30,	2016	2015
Cash flows from operating activities:
Net income	$9,271	$7,051
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,216	895
Amortization of loan cost	204	—
Deferred income taxes	6,695	(1,363)
Interest added to principal of secured loans	(83)	(212)
Provision for doubtful accounts	—	—
Share-based compensation	419	253
Earnings from equity method investment	(701)	—
Loss on sale of property and equipment	—	41
Changes in assets and liabilities:
Receivables	(13,277)	9,354
Secured loans	4,345	(737)
Secured loans to Former Parent	(1,369)	2,562
Derivative assets	(22,368)	10,820
Income tax receivable	528	(7,846)
Inventories	(53,556)	(15,947)
Prepaid expenses and other current assets	(505)	(589)
Accounts payable	(3,870)	5,995
Derivative liabilities	18,557	(14,885)
Liabilities on borrowed metals	(5,148)	791
Accrued liabilities	2,594	(740)
Receivable from/payables to Former Parent	892	2,044
Income taxes payable	—	(2,178)
Net cash used in operating activities	(56,156)	(4,691)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,466)	(1,784)
Proceeds from the sale of property and equipment	—	60
Purchase of long-term investments	(4,672)	(2,000)
Secured loans, net	(24,081)	(9,668)
Net cash used in investing activities	(30,219)	(13,392)
Cash flows from financing activities:
Product financing arrangement, net	19,933	14,815
Dividends paid	(1,675)	(698)
Borrowings (repayments) under lines of credit, net	65,000	11,800
Release of common stock	1	—
Repurchase and retirement of restricted stock for payroll taxes	(669)	(100)
Net cash provided by financing activities	82,590	25,817
Net (decrease) increase in cash and cash equivalents	(3,785)	7,734
Cash and cash equivalents, beginning of period	20,927	13,193
Cash and cash equivalents, end of period	$17,142	$20,927
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$6,143	$4,141
Income taxes	$149	$12,883
Non-cash investing and financing activities:
Interest added to principal of secured loans	$83	$212
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
The Company's wholly-owned subsidiary, A-M Global Logistics, LLC ("Logistics"), operates the Company's logistics fulfillment center based in Las Vegas, Nevada, which began operations in July 2015. Logistics provides our customers an array of complementary services, including: packaging, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis.
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
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current fiscal year's consolidated financial statement presentation. In the previous reported period, account receivables included secured loans and derivative assets; these components are shown as separate lines items on the consolidated balance sheets and cash flow statements. Similarly, accounts payables included derivative liabilities; these components are shown as separate lines items on the consolidated balance sheets and cash flow statements. Also, in the previous reported periods, deferred tax assets and liabilities were classified as current and non-current on the consolidated balance sheets; these items are shown as non-current tax assets and liabilities.
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
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the Accounting Standards Codification ("ASC".) Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. As of June 30, 2016 and June 30, 2015, the Company has not identified any impairments.
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
Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of June 30, 2016 and June 30, 2015, management concluded that impairment was not required.
Long-Term Investments
Investments in privately-held entities that are at least 20% but less than 50% owned by the Company are accounted for using the equity method. Under the equity method the carrying value of the investment is adjusted for the Company’s proportionate share of the investee’s earnings or losses, with the corresponding share of earnings or losses reported in other income (expense), net. The carrying value of the investment is reduced by the amount of the dividends received from the equity-method investee, they are considered as a return of capital.
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
We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. As of June 30, 2016 and June 30, 2015, the Company did not identify any impairments.
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

Interest Income
The Company uses the effective interest method to recognize interest income on its secured loans transactions. For these arrangements, the Company maintains a security interest in the precious metals and records interest income over the terms of the secured loan receivable. Recognition of interest income is suspended and the loan is placed on non-accrual status when management determines that collection of future interest income is not probable. The interest income accrual is resumed, and previously suspended interest income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income (see Note 5.)
Also, the Company enters into repurchase agreements, whereby the Company agrees to deliver products at the prevailing spot price plus a premium, and then repurchases the products back from the customer at the prevailing spot price, thereby earning a fee (recorded as interest income) based on a calculated premium over the spot price, resulting in an open sales commitment to deliver products at the agreed upon date and price.
Interest Expense
The Company incurs interest expense and related fees as a result of usage under its lines of credit, product financing arrangement and liability on borrowed metals.
The Company incurs interest expense based on usage under its Trading Credit Facility recording interest expense using the effective interest method.
The Company incurs financing fees (classified as interest expense) as a result of its product financing arrangement (i.e., reverse-purchase agreements) for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance companies. During the term of this type of financing agreement, a third party finance company holds the designated inventory, with the intent to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation. In addition, the Company incurs a financing fee related to custodial storage facility charges related to the transferred collateral inventory; this collateral is classified as restricted inventory on our consolidated balance sheets.
Additionally, the Company incurs interest expense when we borrow precious metals from our suppliers under short-term arrangements, which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. This liability is reflected in the consolidated balance sheet as a liability on borrowed metals.
Derivative Instruments
The Company’s inventory, and purchase and sale commitment transactions consist of precious metals products. The value of our inventory and these commitments are linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only major credit worthy financial institutions. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions. Notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity.
Commodity futures and forward contract transactions are recorded at fair value on the trade date. The difference between the original contract value and the market value of the open futures and forward contracts are reflected in derivative assets or derivative liabilities in the consolidated balance sheet at fair value.
The Company records the change between fair value and trade value of the underlying open commodity contracts as a derivative asset or liability, and the Company correspondingly records the related unrealized gains or losses. The change in unrealized gain (loss) on open commodity contracts from one period to the next is reflected in net gain (loss) on derivative instruments. These unrealized gains and losses are included as a component of cost of sales on the consolidated statements of income. Gains or losses resulting from the termination of commodity contracts are reported as realized gains or losses on commodity contracts, which is recorded as a component of cost of sales on the consolidated statements of income.

The Company enters into derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the consolidated statements of income (see Note 11.)
Advertising
Advertising expense was $645,000 and $608,000, respectively, for the years ended June 30, 2016 and 2015.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the consolidated statements of income. Shipping and handling costs incurred totaled $7.5 million and $7.0 million, respectively, for the years ended June 30, 2016 and 2015.
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
Income taxes receivable from Former Parent reflects balance due from the Former Parent pursuant to a tax sharing agreement between the parties.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. There is no dilutive effect of stock appreciation rights ("SARs"), as such obligations are not settled and were out of the money for the years ended June 30, 2016 and 2015.

in thousands
Years Ended June 30,	2016	2015
Basic weighted average shares outstanding (1)	6,982	6,963
Effect of common stock equivalents — stock issuable under outstanding equity awards	138	100
Diluted weighted average shares outstanding	7,120	7,063

_________________________________
(1)	Basic weighted average shares outstanding include the effect of vested but unissued restricted stock grants.
Recent Accounting Pronouncements Not Yet Adopted
In August 2016 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for the Company, on July 1, 2018. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our consolidated financial statements.
In March 2016, FASB issued ASU No. 2016-09, (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This update is effective for the Company, on July 1, 2017 (financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods). We are evaluating the new guidelines to see if they will have a significant impact on our consolidated financial position, results of operations or cash flows and related disclosures.
In February 2016, FASB issued ASU No. 2016-02, (“ASU 2016-02”), Leases (Topic 842). The amendments in this update require lessees to recognize a lease liability measured on a discounted basis and a right-of-use asset for all leases at the commencement date. This update is effective for the Company, on July 1, 2019 (for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years), and is to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are evaluating the new guidelines to see if they will have a significant impact on our consolidated financial position, results of operations or cash flows and related disclosures.
    In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify aspects relating to the identification of performance obligations and improve the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 address certain issues identified on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. For all of the ASUs noted above, the effective date for Company is July 1, 2018 for annual and interim reporting periods. Either the retrospective or cumulative effect transition method is permitted. We are still evaluating what impact this standard will have on the Company’s consolidated financial position, results of operations or cash flows and related disclosures.
Recent Accounting Pronouncements Adopted
In November 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as non-current on the balance sheet. This update is effective for the Company, on July 1, 2017. This guidance may be adopted prospectively or retrospectively and early adoption is permitted. In the fourth quarter of fiscal 2016, we elected to early adopt ASU 2015-17. The adoption of this update did have a material impact on our consolidated financial position, results of operations or cash flows. For comparison purposes, we have reclassified the prior year current net deferred tax liability of $126,000 to long-term deferred taxes (comprised of $783,000 of long-term deferred assets and $909,000 long-term deferred liabilities).
3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2016 and June 30, 2015.

in thousands
	June 30, 2016		June 30, 2015
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$17,142	$17,142	$20,927	$20,927
Receivables, net	43,302	43,302	30,025	30,025
Secured loans	70,504	70,504	49,316	49,316
Derivative assets - open sale and purchase commitments, net	32,347	32,347	1,722	1,722
Derivative assets - futures contracts	—	—	5,363	5,363
Derivative assets - forward contracts	1,385	1,385	4,279	4,279
Income tax receivables	7,318	7,318	7,846	7,846
Income taxes receivable from Former Parent	203	203	1,095	1,095
Financial liabilities:
Lines of credit	$212,000	$212,000	$147,000	$147,000
Liability on borrowed metals	4,352	4,352	9,500	9,500
Product financing arrangement	59,358	59,358	39,425	39,425
Derivative liabilities - liability on margin accounts	8,182	8,182	6,908	6,908
Derivative liabilities - open sale and purchase commitments, net	1,919	1,919	10,989	10,989
Derivative liabilities - futures contracts	13,914	13,914	—	—
Derivative liabilities - forward contracts	12,439	12,439	—	—
Accounts payable, advances and other payables	46,769	46,769	50,639	50,639
Accrued liabilities	7,660	7,660	5,330	5,330

The fair values of the financial instruments shown in the above table as of June 30, 2016 and June 30, 2015 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
The carrying amounts of cash and cash equivalents, secured loans, accounts receivable, income tax receivables, consignor advances, accounts payable and accrued liabilities approximated fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.
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
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and June 30, 2015 aggregated by the level in the fair value hierarchy within which the measurements fall:

	June 30, 2016
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$245,041	$—	$—	$245,041
Derivative assets — open sale and purchase commitments, net	32,347	—	—	32,347
Derivative assets — forward contracts	1,385	—	—	1,385
Total assets, valued at fair value	$278,773	$—	$—	$278,773
Liabilities:
Liability on borrowed metals	$4,352	$—	$—	$4,352
Product financing arrangement	59,358	—	—	59,358
Derivative liabilities — liability on margin accounts	8,182	—	—	8,182
Derivative liabilities — open sales and purchase commitments, net	1,919	—	—	1,919
Derivative liabilities — future contracts	13,914	—	—	13,914
Derivative liabilities — forward contracts	12,439	—	—	12,439
Total liabilities, valued at fair value	$100,164	$—	$—	$100,164
____________________
(1) Commemorative coin inventory totaling $16,000 is held at lower of cost or market and is thus excluded from this table.

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
The Company uses level-three inputs to measure the fair value of its investments on a non-recurring basis. The Company's investments in ownership interests in noncontrolled entities do not have readily determinable fair values and were initially recorded at cost, $7.2 million, in aggregate, as of June 30, 2016. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the materiality of the instruments to the Company. For the Company's equity method investment, it recognized $0.7 million and $0.0 million earnings associated with the Company's ownership interests in this noncontrolled entity during the years ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and June 30, 2015, the carrying value of the Company's investments totaled $7.9 million and $2.5 million, respectively. During the years ended June 30, 2016 and 2015, the Company did not record any write-downs related to its investments.
The Company uses level-three inputs to measure the fair value of goodwill and other intangibles on a non-recurring basis. These assets are measured at cost and are written down to fair value on the annual measurement dates or on the date of a triggering event, if impaired. As of June 30, 2016, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the years ended June 30, 2016 and 2015.

4.	RECEIVABLES
Receivables consist of the following as of June 30, 2016 and June 30, 2015:

in thousands
	June 30, 2016	June 30, 2015

Customer trade receivables	$4,001	$11,835
Wholesale trade advances	11,860	12,164
Due from brokers	27,471	6,056
Subtotal	43,332	30,055
Less: allowance for doubtful accounts	(30)	(30)
Receivables, net	$43,302	$30,025
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

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Year Ended June 30, 2016	$30	$—	$—	$30
Year Ended June 30, 2015	$30	$—	$—	$30

5.	SECURED LOANS RECEIVABLE
Below is a summary of the carrying-value of our secured loans as of June 30, 2016 and June 30, 2015:

in thousands
	June 30, 2016		June 30, 2015

Secured loans originated	$36,280		$36,778
Secured loans originated - with a related party	1,370		—
	37,650		36,778
Secured loans acquired	32,854	(1)	12,538	(2)
Secured loans (current and long-term)	$70,504		$49,316
_________________________________
(1)    Includes $86,000 of amortized loan premium as of June 30, 2016.
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
Secured loans - acquired: Secured loans also include short-term loans, which include a combination of on-demand lines and short term facilities that are purchased from our customers (i.e., secured loans - acquired). The Company acquires a portfolio of their loan receivables at a price that approximates the aggregate carrying-value of each loan in the portfolio, as determined on the effective transaction date. Each loan in the portfolio is fully secured by the borrowers' assets, which include bullion, numismatic and semi-numismatic material that are held in safekeeping by the Company. Typically, the seller of the loan portfolio retains the responsibility for the servicing and administration of the loans.
    As of June 30, 2016 and June 30, 2015, our secured loans carried weighted-average effective interest rates of 8.7% and 8.5%, respectively, and mature in periods generally ranging from on-demand to two years.
The secured loans that the Company generates with active customers of A-Mark are reflected as an operating activity on the consolidated statements of cash flows. The secured loans that the Company generates with borrowers who are not active customers of A-Mark are reflected as an investing activity on the consolidated statements of cash flows as secured loans, net. For the secured loans that are reflected as an investing activity and have terms that allow the borrower to increase their loan balance (at the discretion of the Company) based on the excess value of their collateral compared to their aggregate principal balance of loan and are repayable on demand or in the short-term, the borrowings and repayments are netted on the consolidated statements of cash flows. In contrast, for the secured loans that are reflected as an investing activity and do not contain a revolving credit-line feature or have long-term maturities, the borrowed funds are shown at gross as other originated secured loans, segregated from the repayments of the principal, which are shown as principal collections on other originated secured loans on the consolidated statements of cash flows.
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

in thousands
	June 30, 2016		June 30, 2015
Bullion	$35,168	49.9%	$16,250	33.0%
Numismatic and semi numismatic	34,636	49.1	32,216	65.3
Subtotal	69,804	99.0	48,466	98.3
Other pledged assets(1)	700	1.0	850	1.7
Total secured loans	$70,504	100.0%	$49,316	100.0%

_________________________________
(1)	Includes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
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

in thousands
	June 30, 2016		June 30, 2015
Loan-to-value of 75% or more (1)	$10,231	14.7%	$17,153	35.4%
Loan-to-value of less than 75% (1)	59,573	85.3	31,313	64.6
Secured loans collateralized by precious metal products (1)	$69,804	100.0%	$48,466	100.0%

_________________________________
(1)	Excludes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
    The Company had no loans with a loan-to-value ratio in excess of 100% at June 30, 2016. At June 30, 2015, the Company had one loan with a loan-to-value ratio in excess of 100%, the aggregate balance of this loan totaled $175,600 or 0.4% of the overall secured loan balance.
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
For the years ended June 30, 2016 and 2015, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at June 30, 2016 and June 30, 2015:

in thousands
	June 30, 2016	June 30, 2015
Inventory held for sale	$81,006	$86,353
Repurchase arrangements with customers	92,283	49,117
Consignment arrangements with customers	8,042	5,588
Commemorative coins, held at lower of cost or market	16	1,518
Borrowed precious metals from suppliers	4,352	9,500
Product financing arrangement, restricted	59,358	39,425
	$245,057	$191,501
Inventory held for sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of June 30, 2016 and June 30, 2015, the inventory held for sale totaled $81.0 million and $86.4 million, respectively.
Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2016 and June 30, 2015, included within inventory is $92.3 million and $49.1 million, respectively, of precious metals products subject to repurchase.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of June 30, 2016 and June 30, 2015 totaled $8.0 million and $5.6 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the precious metals, and the Company records a corresponding sale and receivable.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, are included in inventory at the lower of cost or market and totaled $16,000 and $1.5 million as of June 30, 2016 and June 30, 2015, respectively.
Borrowed Precious Metals from Suppliers. Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis that are held by the supplier. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the consolidated balance sheets and totaled $4.4 million and $9.5 million as of June 30, 2016 and June 30, 2015, respectively.

Product Financing Arrangement. Inventories include amounts for obligations under product financing arrangement. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. Pursuant to the guidance in ASC 470-40 Product Financing Arrangements, these transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheets within product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligation totaled $59.4 million and $39.4 million as of June 30, 2016 and June 30, 2015, respectively.
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
The premium component, at market value, included in the inventories as of June 30, 2016 and June 30, 2015 totaled $4.6 million and $3.3 million, respectively. As of June 30, 2016 and June 30, 2015, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $12.7 million and $(3.9) million, respectively.
7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2016 and June 30, 2015:

in thousands
	June 30, 2016	June 30, 2015
Office furniture, fixtures and equipment	$1,107	$616
Computer equipment	407	368
Computer software	2,386	2,376
Leasehold improvements	1,661	1,700
Total depreciable assets	5,561	5,060
Less: accumulated depreciation	(3,043)	(2,210)
Property and equipment not placed in service	964	—
Property and equipment, net	$3,482	$2,850
Depreciation expense for the years ended June 30, 2016 and 2015 was $833,000 and $511,000, respectively.
8. GOODWILL AND INTANGIBLE ASSETS
On July 1, 2005, all of the outstanding common stock of A-Mark was acquired by Spectrum PMI, Inc. Spectrum PMI was a holding company whose outstanding common stock was owned 80% by SGI, and 20% by Auctentia, S.L. In September 2012, SGI purchased from Auctentia its 20% interest in Spectrum PMI. On September 30, 2013, Spectrum PMI was merged with and into SGI, as a result of which all of the outstanding shares of A-Mark were then owned directly by SGI.

In connection with the acquisition of A-Mark by Spectrum PMI on July 1, 2005, the accounts of the Company were adjusted using the push down basis of accounting to recognize the allocation of the consideration paid to the respective net assets acquired. In accordance with the push down basis of accounting, the Company's net assets were adjusted to their fair values as of the date of the acquisition based upon an independent appraisal. As a result, the balance of goodwill totaled $4.6 million and identifiable purchased intangible assets of $8.4 million as of June 30, 2016. Goodwill represents the excess of the purchase price and related costs over the value assigned to intangible assets of businesses acquired and accounted for under the purchase method.
The carrying value of other purchased intangibles as of June 30, 2016 and June 30, 2015 is as described below:

dollar amounts in thousands
		June 30, 2016			June 30, 2015
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Existing customer relationships	5 - 15	5,747	(4,214)	1,533	5,747	(3,832)	1,915
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Purchased intangibles subject to amortization		7,942	(6,409)	1,533	7,942	(6,027)	1,915
Trade-name	Indefinite	$454	$—	$454	$454	$—	$454
		$8,396	$(6,409)	$1,987	$8,396	$(6,027)	$2,369
The Company's other purchased intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the years ended June 30, 2016 and 2015 was $382,000 and $384,000, respectively.
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal year ending June 30,	Amount
2017	$385
2018	385
2019	385
2020	378
2021	—
Thereafter	—
Total	$1,533

9.	LONG-TERM INVESTMENTS
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

in thousands
	June 30, 2016	June 30, 2015
Equity method investment	$7,373	$2,000
Cost method investment	500	500
	$7,873	$2,500
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
The Company recorded its proportionate share of the investee’s net income that totaled $701,000 and $0 for the years ended June 30, 2016 and 2015, respectively. The Company's share of these earnings is shown as "other income" on the consolidated statements of income. As of June 30, 2016, the Company increased the value of this investment by approximately $0.7 million, representing the Company's proportionate share of the investee’s earnings. As of June 30, 2016 and June 30, 2015, the net carrying balance of this equity method investment totaled $7.4 million and $2.0 million, respectively, which has been included as a component of long-term investments in the consolidated balance sheets.
Cost Method Investment
The Company's other investment has been recorded using the cost method. As of June 30, 2016 and June 30, 2015, the Company’s ownership percentage, based on the number of fully dilutive common shares outstanding, was 2.5%, and the aggregate carrying balance of this investment was $0.5 million. This cost method investment has been included as a component of long-term investments in the consolidated balance sheets.
Impairment
The Company reviews its investments accounted for under the equity method and cost method for a decline in value that may be other than temporary. During the years ended June 30, 2016 and 2015, the Company did not record any write-downs related to its investments. There were no identified events or changes in circumstances that may have had a significant adverse effect on the fair value of these investments.

10.	ACCOUNTS PAYABLE
Accounts payable consist of the following:

in thousands
	June 30, 2016	June 30, 2015
Trade payable to customers	$603	$128
Advances from customers	36,369	38,039
Liability on deferred revenue	6,546	11,039
Due to brokers	1,250	—
Other accounts payable	2,001	1,433
	$46,769	$50,639

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
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
The Company enters into these derivative transactions solely for the purpose of hedging its inventory subject to price risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC, whereby the gains or losses would be deferred and included as a component of other comprehensive income. Instead, gains or losses resulting from the Company's futures and forward contracts and open sale and purchase commitments are reported as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability on the consolidated balance sheets.
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). Substantially all of these transactions are secured by the underlying metals positions. As such, the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of June 30, 2016 and June 30, 2015.

	June 30, 2016				June 30, 2015

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$37,378	$(5,031)	$—	$32,347	$2,815	$(1,093)	$—	$1,722
Future contracts	—	—	—	—	11,159	(5,796)	—	5,363
Forward contracts	1,385	—	—	1,385	4,279	—	—	4,279
	$38,763	$(5,031)	$—	$33,732	$18,253	$(6,889)	$—	$11,364
Nettable derivative liabilities:
Open sale and purchase commitments	$2,938	$(1,019)	$—	$1,919	$11,723	$(734)	$—	$10,989
Margin accounts	12,439	—	(4,257)	8,182	12,430	—	(5,522)	6,908
Future contracts	13,914	—		13,914	—	—		—
Forward contracts	14,579	(2,140)	—	12,439	—	—	—	—
	$43,870	$(3,159)	$(4,257)	$36,454	$24,153	$(734)	$(5,522)	$17,897
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in sales and purchase transactions with the Company. They also include collateral limits for different types of sale and purchase transactions that counterparties may engage in from time to time.
Gain or Loss on Derivative Instruments
The Company records the derivative at the trade date with a corresponding unrealized gain (loss), which is reflected in the cost of sales in the consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transaction is physically settled. Sales which are physically settled are recognized at the gross amount in the consolidated statements of income. Below, is a summary of the net gains (losses) on derivative instruments for the years ended June 30, 2016 and 2015.

in thousands
Years Ended June 30,	2016	2015
Gain (loss) on derivative instruments:
Unrealized losses on open future commodity and forward contracts and open sale and purchase commitments, net	$(7,205)	$(1,980)
Realized gains (losses) on future commodity contracts, net	1,344	(50,772)
Total	$(5,861)	$(52,752)
The Company’s open sale and purchase commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at end of any period typically settle within 30 days.
Summary of Hedging Activity
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of June 30, 2016 and at June 30, 2015.

in thousands
	June 30, 2016	June 30, 2015
Inventory	$245,057	$191,501
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(16)	(1,518)
Premium on metals position	(4,627)	(3,255)
Inventory value not hedged	(4,643)	(4,773)

Subtotal	240,414	186,728
Commitments at market:
Open inventory purchase commitments	550,810	444,023
Open inventory sales commitments	(237,325)	(249,081)
Margin sale commitments	(12,439)	(12,430)
In-transit inventory no longer subject to market risk	(7,363)	(13,807)
Unhedgable premiums on open commitment positions	400	528
Inventory borrowed from suppliers	(4,352)	(9,500)
Product financing arrangements	(59,358)	(39,425)
Advances on industrial metals	4,521	3,340
Inventory subject to price risk	475,308	310,376

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	188,530	202,323
Precious metals futures contracts at market values	286,449	107,993
Total market value of derivative financial instruments	474,979	310,316

Net inventory subject to commodity price risk	$329	$60

Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of June 30, 2016 and June 30, 2015, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	June 30, 2016	June 30, 2015
Purchase commitments	$550,810	$444,023
Sales commitments	(237,325)	(249,081)
Margin sales commitments	(12,439)	(12,430)
Open forward contracts	188,530	202,323
Open futures contracts	286,449	107,993
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase orders are properly not reflected in the accompanying consolidated balance sheet, the Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2016, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations of its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized net gains (losses) on foreign exchange derivative instruments shown on the face of the consolidated statements of income totaled $99,000 and $19,000 for the years ended June 30, 2016 and 2015, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2016 was $2.0 million and $4.4 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2015 was $6.2 million and $9.9 million, respectively.
12.     INCOME TAXES
Income from operations before provision for income taxes is shown below:

in thousands
Years Ended June 30,	2016	2015
U.S.	$15,453	$8,952
Foreign	111	196
Income before provision for income taxes	$15,564	$9,148

The Company files a consolidated federal income tax return based on a June 30th tax year end. The provision for (benefit from) income taxes for the years ended June 30, 2016 and 2015 consists of the following:

in thousands
Years Ended June 30,	2016	2015
Current:
Federal	(668)	3,498
State and local	100	(464)
Foreign	52	49
	(515)	3,083
Deferred:
Federal	6,325	(182)
State and local	483	(804)
	6,808	(986)

Provision for income taxes	$6,293	$2,097

A reconciliation of the income tax provisions to the amounts computed by applying the statutory federal income tax rate (35% for 2016, and 2015) to income before income tax provisions for the years ended June 30, 2016 and 2015, are set forth below:

in thousands
Years Ended June 30,	2016	2015
Federal income tax	$5,447	$3,202
State tax, net of federal benefit	437	193
162(m) limitation	—	53
Uncertain tax positions	79	(352)
Reallocation of deferred state net operating loss from Former Parent related to tax settlement	—	(564)
Change in valuation allowance	(70)	(215)
Other	400	(220)
Total provision for income taxes	$6,293	$2,097

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
As of June 30, 2016 and June 30, 2015, the amount receivable under the Company's income tax sharing obligation due from Former Parent totaled $0.2 million, and $1.1 million, respectively, and is shown on the face of the consolidated balance sheets as income taxes receivable from Former Parent.
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
As of June 30, 2016 and June 30, 2015, the income tax receivable totaled $7.3 million and $7.8 million, respectively. As of June 30, 2016 and June 30, 2015, the deferred tax assets (non-current) totaled $0.4 million and $0.8 million, respectively, and the deferred tax liabilities (non-current) totaled $7.2 million and $0.9 million.
Deferred Tax Assets and Liabilities
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2016 and June 30, 2015, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.
The consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $0.4 million and a federal deferred tax liability of $7.2 million. The schedule of deferred taxes presented below summarizes the components of deferred taxes that have been classified as deferred tax assets and deferred tax liabilities for taxable temporary differences as of June 30, 2016 and June 30, 2015:

in thousands
June 30,	2016	2015
Accrued compensation	$110	$102
Deferred rent	194	30
Unrealized loss on futures and forward contracts	5,179	—
Unrealized loss on open purchase and sale commitments	—	1,894
Stock-based compensation	206	159
State tax accrual	2	23
Net operating loss carry forwards	929	982
Other	215	132
Deferred tax assets	6,835	3,322
Less: valuation allowances	(44)	(114)
Deferred tax assets after valuation allowances	6,791	3,208

Intangible assets	(1,221)	(1,059)
Unrealized gain on open purchase and sale commitments	(7,228)	—
Unrealized gain on futures and forward contracts	—	(2,029)
Fixed assets	(87)	(134)
Inventories	(4,815)	(110)
Earnings from equity method investment	(261)	—
Other	—	(2)
Deferred tax liabilities	(13,612)	(3,334)

Net deferred tax liability	$(6,821)	$(126)

Net Operating Loss Carryforwards and Valuation Allowances
As of June 30, 2016 and June 30, 2015, the Company's state and city net operating loss carryforwards totaled approximately $16.6 million and $17.6 million, respectively. As shown in the table above, the Company's tax-effected net operating loss carryforwards totaled, as of June 30, 2016 and June 30, 2015, $0.9 million and $1.0 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2030. As of June 30, 2016 and June 30, 2015, the Company had $44,000 and $114,000, respectively, of valuation allowance for certain state and city net operating loss carryforwards, based on the Company's annual assessment of the realizability of its deferred tax assets.
Unrecognized Tax Benefits
The Company has taken or expects to take certain tax deductions on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. Below, is a reconciliation of the net unrecognized tax benefits for the years ended June 30, 2016 and 2015:

in thousands
June 30,	2016	2015

Beginning balance	$243	$730
Reductions due to lapse of statute of limitations	(16)	(147)
Additions as a result of tax positions taken during current period	53	4
Reductions as a result of tax positions of prior years	—	(134)
Settlements	—	(210)
Ending balance	$280	$243

In addition to the $280,000 of accrued tax expense related to unrecognized tax positions, as shown in the table above, the Company accrued of $123,000 of interest and $92,000 of penalties related to its uncertain tax positions. As of June 30, 2016, the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $496,000, and, if recognized, would reduce the Company's effective tax rate. For the years ended June 30, 2016 and 2015, the Company recognized approximately $24,000 of interest expense and $84,000 of interest benefit, as well as expense related to penalties of $20,000 and benefit related to reduction in accrued penalties of $124,000  related to its uncertain tax positions, respectively.
Tax Examinations
With exception of the items noted below, either prior federal, state or local examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the for the years through June 30, 2007.
Internal Revenue Service - June 30, 2004 through June 30, 2007
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
Internal Revenue Service - June 30, 2008 through June 30, 2013
The Former Parent remains in appeals with the IRS for the years ended June 30, 2008 through 2013 related to challenges to certain positions the Former Parent has taken. The Former Parent and the Company, as a subsidiary in a consolidated tax filing.The Company is unable to determine the outcome of this appeal at this time.
Internal Revenue Service Examination June 30, 2015
Subsequent to fiscal 2016, the Internal Revenue Service notified the Company of an examination for the year ended June 30, 2015. The Company is unable to determine the outcome of the exam at this time (see Note 19.)
New York State
During the year ended June 30, 2015, the Former Parent reached a settlement with the state of New York for the tax the years ended June 30, 2008 through 2013. The Company agreed to pay $1.0 million of tax plus interest of $0.1 million related to this settlement and pursuant to the terms of the Tax Separation Agreement, the Former Parent has compensated the Company for its obligation. This audit has been closed.

City of New York Examination
During the year ended June 30, 2016, the Former Parent reached a settlement with the city of New York for the tax years ended June 30, 2010 through 2011. The Company agreed to pay $0.2 million of tax plus interest of $0.1 million related to this settlement and pursuant to the terms of the Tax Separation Agreement, the Former Parent will compensate the Company for its obligation. This audit has been closed.

Utah State
The Former Parent remains under exam with the state of Utah for the years ended June 30, 2011 through 2013. The Former Parent and the Company, as a subsidiary in a consolidated tax filing, are unable to determine the outcome of this exam at this time.
Foreign Jurisdiction - June 30, 2012 through June 30, 2014
During the year ended June 30, 2016, the Company reached a settlement with the country of Austria for the tax years ended June 30, 2012 through 2014, agreeing to pay approximately $0.05 million related to adjustments to the income previously reported on the Austrian tax return. This audit has been closed.
13. RELATED PARTY TRANSACTIONS
Sales and Purchases Made to Affiliated Companies
During the years ended June 30, 2016 and 2015, the Company made sales and purchases to various companies, which have been deemed to be related parties.

in thousands
Years Ended June 30,	2016		2015
	Sales	Purchases	Sales	Purchases
Former Parent	$30,544	$42,264	$7,521	$9,201
Equity method investee	717,309	6,867	—	—
	$747,853	$49,131	$7,521	$9,201
Balances with Affiliated Companies
As of June 30, 2016 and June 30, 2015, the Company had related party receivables and payables balances as set forth below:

in thousands
	June 30, 2016		June 30, 2015
	Receivables	Payable	Receivables	Payable
Former Parent	$1,913	$138	$1,097	$10
Equity method investee	$2,396	$—	$279	$—
	$4,309	$138	$1,376	$10

Secured Loans Made to Affiliated Companies
On October 9, 2014, CFC entered into a loan agreement with Former Parent providing for a secured line of credit in the maximum principal amount of up to $16.0 million, bearing interest at a competitive rate per annum. Advances under the line of credit were secured by numismatic and semi-numismatic products. This secured loan was paid off in full, plus accrued interest, on April 15, 2015. As of June 30, 2016 and June 30, 2015, the aggregate carrying value of this loan was $0.0 million.
On July 23, 2015, CFC entered into a loan agreement with Former Parent providing a secured line of credit in the maximum principal amount of up to $2.5 million, bearing interest at a competitive rate per annum. The loan is secured by numismatic and semi-numismatic products. As of June 30, 2016 and June 30, 2015, the aggregate carrying value of this loan was $1.4 million and $0.0 million, respectively.
Interest Income Earned from Affiliated Companies
During the years ended June 30, 2016 and 2015, the Company earned interest income related to loans made to Former Parent and related to financing products sold to Former Parent and to the equity method investee, as set forth below:

in thousands
Years Ended June 30,	2016	2015
Interest income from loan receivables	$65	$229
Interest income from finance products	2,302	890
	$2,367	$1,119

Other Income Earned from Equity Method Investee
During the years ended June 30, 2016 and 2015, the Company recorded its proportional share of its equity method investee's net income as other income that total $0.7 million and $0, respectively. As of June 30, 2016 and June 30, 2015 the carrying balance of the equity method investment was $7.4 million and $2.0 million, respectively.
Secondment Agreement Fees and Reimbursements
In connection with the Distribution, SGI and the Company entered into a secondment agreement (the "Secondment Agreement"). Under the terms of the Secondment Agreement, A-Mark agreed to make Gregory N. Roberts, our Chief Executive Officer, and Carol Meltzer, our Executive Vice President, General Counsel and Secretary, available to SGI for the performance of specified management and professional services following the spinoff in exchange for an annual secondment fee of $150,000 and reimbursement of certain bonus payments. The Secondment Agreement terminated on June 30, 2016.
The Company recorded the accrual of secondment fees as a reduction to selling, general and administration expense. During the years ended June 30, 2016 and 2015, the Company recognized approximately $150,000 and $150,000, respectively, of secondment fees. As of June 30, 2016 and June 30, 2015 the outstanding balance of secondment fees due from SGI was $0 and $0, respectively.
Income Tax Sharing Obligations
The amount receivable under the Company's income tax sharing obligation due from our Former Parent totaled $0.2 million, and $1.1 million as of June 30, 2016 and June 30, 2015 respectively, and is shown on the face of the consolidated balance sheets as "income taxes receivable from Former Parent" (see Note 12.)
Transaction with Affiliate of Board Member
In February 2015, A-M Global Logistics, LLC ("Logistics"), a wholly owned subsidiary of the Company that was formed to operate the Company's logistics fulfillment center in Las Vegas, Nevada, entered into various agreements with W. A. Richardson Builders, LLC ("WAR"), for the buildout of and improvements to the Las Vegas premises. The spouse of the Chairman of the Company's Audit Committee, Ellis Landau, is an owner and a managing member of WAR. The agreements were amended in January 2016. The amounts involved under the WAR contract, as amended, were approximately $1.5 million. WAR is entitled to a fee equal to 5.0% of the contract work.
Royalties to Former Owner
As part of the sales agreement dated July 1, 2005, a former owner of the Company receives a portion of the finance income earned with a specific customer through July 2015. The Company incurred $21,000 and $254,000 in selling, general and administrative expenses (royalty expense) during the years ended June 30, 2016 and 2015, respectively. The total amount due to the former owner of $0 and $254,000 are included in accrued liabilities as of June 30, 2016 and June 30, 2015, respectively.

14.	FINANCING AGREEMENTS
Lines of Credit
On March 31, 2016, the Company established a new borrowing facility ("Trading Credit Facility') with a syndicate of banks, with Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent for the syndicate. The Trading Credit Facility, which replaced the Company's previous borrowing facility with a group of financial institutions under an inter-creditor agreement, provides the Company with access up to $275.0 million, featuring a $225.0 million base with a $50.0 million accordion option. The Trading Credit Facility has a one-year maturity. Simultaneously with the effectiveness of the new Trading Credit Facility, the Company entered into a security agreement with the banks securing the Trading Credit Facility with substantially all of the Company’s assets on a first priority basis. The Company incurred $0.8 million of loan costs in connection with the Trading Credit Facility, which was capitalized and is being amortized over the term of the Trading Credit Facility. As of June 30, 2016 and June 30, 2015, the accumulated amortization of loan cost was approximately $0.6 million and $0.0 million, respectively.
The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 0.47% and 0.19% as of June 30, 2016 and June 30, 2015, respectively. Borrowings are due on demand and totaled $212.0 million and $147.0 million at June 30, 2016 and at June 30, 2015, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $17.8 million and $20.9 million as determined on the Friday before June 30, 2016 and June 30, 2015, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one which requires the Company to maintain a minimum tangible net worth. As of June 30, 2016 the minimum tangible net worth financial covenant under the Trading Credit Facility was $35.0 million. The Company is in compliance with all restrictive financial covenants as of June 30, 2016.
Interest expense related to the Company’s borrowing arrangements totaled $4.9 million and $3.6 million, which represents 77.9% and 83.2% of the total interest expense recognized, for the years ended June 30, 2016 and 2015, respectively. Our borrowing arrangements carried a daily weighted average effective interest rate of 2.83% and 2.82%, respectively, for the years ended June 30, 2016 and 2015.
Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements, which bear interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $4.4 million and $9.5 million as of June 30, 2016 and June 30, 2015, respectively.
Product Financing Arrangement
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at a fixed price to these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third parties charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within product financing obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the consolidated statements of income. Such obligation totaled $59.4 million and $39.4 million as of June 30, 2016 and June 30, 2015, respectively.
15. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases 7,100 square feet of office space, located in Santa Monica, California, at a cost of $3.80 per square foot with annual increases in cost of 3%. The term of this lease expires on April 30, 2017. At the end of this lease, the Company plans to relocate its corporate headquarters to El Segundo, California. In fiscal 2017, the Company leased 9,000 square feet of office space in El Segundo, California at a cost of $3.60 per square foot with annual increases in cost of 3%. The term of the El Segundo lease expires on March 31, 2026.
The Company leases 2,100 square feet of office space, located in Vienna, Austria, at a cost of $2.20 per square foot. The term of this lease expires on September 30, 2016, and there are no annual increases in the cost. At the end of the lease, the Company plans to relocate its office in Vienna, Austria. In fiscal 2017, the Company leased 248 square feet of office space in Vienna, Austria at a cost of approximately $10.66 per square foot. The lease lease term is for less than one year and contains renewal options.
The Company leases approximately 17,600 square feet of warehouse space in Las Vegas, Nevada at a cost of approximately $1.50 per square foot per month. The term of the lease is 5.0 years with increases in costs of 3.0% per annum and expires on April 30, 2016.
Expenses related to leases were $0.7 million, and $0.4 million, respectively, for the years ended June 30, 2016 and 2015. Future minimum lease payments under the Company's lease arrangements with noncancelable lease terms in excess of one year as of June 30, 2016 are as follows:
(in thousands)

Years ending June 30,	Amount
2017	$605
2018	337
2019	347
2020	297
2021	—
Thereafter	—
Total	$1,586
Employment and Non-Compete Agreements
The Company has entered into employment agreements and non-compete and/or non-solicitation agreements with Greg Roberts, its CEO, and Thor Gjerdrum, its President. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.
Employee Benefit Plan
The Company maintains an employee savings plan for United States employees under the Internal Revenue Code section 401(k). Employees are eligible to participate in the plan after three complete calendar months of service and all contributions are immediately vested. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributes 30% of the eligible employees' contributions on the first 60% of the participants' compensation to the IRS maximum annual contribution. The Company's matching 401(k) contributions totaled $0.1 million and $0.1 million for the years ended June 30, 2016 and 2015, respectively.
Litigation, Claims and Contingencies
On October 25, 2015, the Company received notification from the City of Santa Monica that the City was challenging the Company's classification as an "agent/broker" for purposes of computing the business license fee due to the City. The matter has since been resolved in the Company's favor resulting in no change to the Company's prior filings.
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
SGI IRS and State Tax Audits
SGI is currently in appeals with the IRS for the years ended June 30, 2008 through 2013 and in examination with other taxing jurisdictions on certain tax matters, including challenges to certain positions the Former Parent has taken on the consolidated returns, in which the Company was a member of the consolidated tax returns. The Company is under examination by the IRS for the year ended June 30, 2015. The Company is unable to determine the outcome of these audits at this time.
In general, the majority of state and local examinations have been completed by the tax authorities for the respective jurisdictions through the years ended June 30, 2007. Further, some jurisdictions’ statute of limitations has expired for U.S. federal, state, and local income tax returns filed by the Former Parent for the years through years ended June 30, 2007.

16.	STOCKHOLDERS’ EQUITY
Payment of Dividends
    In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of quarterly dividends. The table below summarizes the quarterly dividends declared pursuant to this policy:

Dividend Declaration Date	Record Date (at close of Business)	Type of Dividend	Basis of Payment		Payment Date

February 6, 2015	March 12, 2015	Cash	$0.05	per common share	March 20, 2015
May 1, 2015	May 14, 2015	Cash	$0.05	per common share	May 25, 2015
September 11, 2015	September 24, 2015	Cash	$0.05	per common share	October 5, 2015
October 30, 2015	November 13, 2015	Cash	$0.05	per common share	November 25, 2015
February 2, 2016	February 15, 2016	Cash	$0.07	per common share	February 29, 2016
April 29, 2016	May 13, 2016	Cash	$0.07	per common share	May 27, 2016

On September 7, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common share to stockholders of record at the close of business on September 19, 2016, which is scheduled to be paid on or about October 7, 2016.
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
As of June 30, 2016, 273,600 shares were available for grant under the 2014 Plan.
Equity Awards Assumed in Connection with the Spinoff
Prior to the Distribution Date (March 14, 2014), the SGI Board of Directors and the Compensation Committee of the SGI Board of Directors, and the Board of Directors of A-Mark, had taken action to provide that the holders of share-based awards, outstanding as of March 14, 2014, denominated in and settleable by delivery of shares of SGI common stock, would have their SGI share-based awards canceled upon the effectiveness of the Distribution, and in place of the canceled awards would become entitled to receive share-based awards denominated in and settleable by delivery of shares of the Company's common stock. As a result, the Company granted, on March 19, 2014 (the date as of which the exchange ratio became determinable based on the average closing market price of A-Mark common stock), 130,646 RSUs, 8,990 SARs and options to purchase 249,846 shares of common stock. These awards are deemed to be granted under the original plans and arrangements of SGI that have been assumed by the Company, not under the 2014 Plan. The Company does not recognize compensation cost for financial reporting purposes relating to the awards replaced by A-Mark following the Distribution which are held by persons who remained employees of SGI. As of June 30, 2016, there are no remaining outstanding equity awards that were issued to SGI employees; all remaining outstanding awards issued in connection with the spinoff relate to A-Mark employees or directors.
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

•
Forfeitures.  The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual experience differs from those estimates. For the years ended June 30, 2016 and 2015, the Company estimated an average overall forfeiture rate of 0%. Share-based compensation is recorded net of expected forfeitures. The Company will periodically assess the forfeiture rate and the amount of expense recognized based on estimated historical forfeitures as compared to actual forfeitures. Changes in estimates are recorded in the period they are identified.

•
Risk-Free Rate.  The risk-free interest rate is selected based upon the implied yields in effect at the time of the option grant on U.S. Treasury zero-coupon issues with a term approximately equal to the expected life of the option being valued.

•
Dividends.  The Company anticipates on paying quarterly cash dividends $0.07 per outstanding shares of common stock for the foreseeable future.The Company estimates dividend yield based upon expectations of future dividends as of the grant date.

The weighted-averages for key assumptions used in determining the fair value of options granted during the years ended June 30, 2016 and 2015 follows:

Years Ended June 30,	2016	2015
Average volatility	41.3%	33.4%
Risk-free interest rate	1.5%	1.5%
Weighted-average expected life in years	6.27	6.43
Dividend yield rate	0.4%	0.5%
There are no awards with performance conditions nor awards with market conditions.
Stock Options
During the years ended June 30, 2016 and 2015, the Company incurred $0.4 million and $0.2 million of compensation expense related to stock options, respectively. As of June 30, 2016, there was total remaining compensation expense of $2.3 million related to employee stock options, which will be recorded over a weighted average period of approximately 3.2 years.
The following table summarizes the stock option activity for the years ended June 30, 2016 and 2015.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award (1)
Outstanding at June 30, 2014	230,787	$10.00	$407	$5.98
Granted	3,000	$10.08
Cancellations, expirations and forfeitures	(660)	$48.02
Outstanding at June 30, 2015	233,127	$9.89	$283	$5.96
Granted	349,400	22.67
Cancellations, expirations and forfeitures	(1,000)	20.48
Outstanding at June 30, 2016	581,527	17.55	$1,466	$6.32

Exercisable at June 30, 2016	183,184	10.30	$1,078	$5.91
_________________________________
(1)
For awards held by A-Mark employees, the fair value of the awards assumed in Distribution was based on the awards' fair value at grant date, which were determined by SGI prior to the Distribution. Since the Company does not recognize compensation costs for the awards assumed in the Distribution held by employees of SGI, the calculation of the weighted average fair value per share price at grant date was based on the awards' fair value at grant date that were awarded to employees of A-Mark. As of June 30, 2016 there were no stock options outstanding that were issued to employees of SGI.

Following is a summary of the status of stock options outstanding at June 30, 2016:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	6.35	$8.39	86,296	6.37	$8.41
10.01	15.00	98,888	6.28	11.94	96,888	6.23	11.98
15.01	25.00	248,400	9.68	21.54	—	0.00	—
25.01	60.00	100,000	9.65	25.50	—	0.00	—
		581,527	8.33	17.55	183,184	6.30	10.30
Restricted Stock Units
During the years ended June 30, 2016 and 2015, the Company incurred $61,360 and $99,493 of compensation expense related to RSUs, respectively. The following table summarizes the RSU activity for the years ended June 30, 2016 and 2015:

	Shares	Weighted Average Share Price at Grant Date (1)
Outstanding at June 30, 2014	106,674	$2.72
Shares released	(10,806)	$4.31
Shares surrendered to cover employee minimum withholding taxes (2)	(9,570)	$4.31
Outstanding at June 30, 2015	86,298	$2.34
Shares released	(47,901)	$2.34
Shares surrendered to cover employee minimum withholding taxes (3)	(38,397)	$2.34
Outstanding at June 30, 2016	—	$—

_________________________________
(1)
For awards held by A-Mark employees, the fair value of the awards assumed in Distribution was based on the awards' fair value at grant date, which were determined by SGI prior to the Distribution. Since, the Company does not recognize compensation costs for the awards assumed in the Distribution held by employees of SGI, the calculation of the weighted average share price at grant date was based on the awards' fair value at grant date that were awarded to employees of A-Mark.

(2)	The value of the shared surrendered totaled	$100,198	.
(3)	The value of the shared surrendered totaled	$680,936	.

     No tax benefit was recognized in the consolidated statements of income related to share-based compensation for the years ended June 30, 2016 and 2015. No share-based compensation was capitalized for the years ended June 30, 2016 and 2015.
Stock Appreciation Rights
The Company, from time to time, may grant SARs to certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally 3.0 years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stock's closing price on the date of grant to the average price in the last month of the third year of vesting. As of June 30, 2016 and June 30, 2015, the Company had zero and 8,990 SARs issued and outstanding, respectively. The Company did not recognize any compensation expense related to these awards during the years ended June 30, 2016 and 2015.
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

17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the years ended June 30, 2016 and 2015 are listed below:

in thousands
Years Ended June 30,	2016		2015
	Amount	Percent	Amount	Percent
Total revenue	$6,784,039	100.0%	$6,070,234	100.0%
Customer concentrations
HSBC Bank USA	$1,249,255	18.4%	$1,877,943	24.1%
JM Bullion	717,309	10.6	281,653	4.6
Total	$1,966,564	29.0%	$1,745,680	28.7%

There were no customers providing 10 percent or more of the Company's accounts receivable as of June 30, 2016 and June 30, 2015.

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
Revenue are attributed to geographic location based on customer location. The Company's geographic operations are as follows:

in thousands
Years Ended June 30,	2016	2015
Revenue by geographic region:
United States	$6,234,833	$5,406,201
Europe	212,243	320,167
North America, excluding United States	292,788	282,978
Asia Pacific	40,482	47,593
Africa	63	52
Australia	3,597	13,241
South America	33	2
Total revenue	$6,784,039	$6,070,234

in thousands
	June 30, 2016	June 30, 2015
Inventories by geographic region:
United States	$224,617	$173,939
Europe	5,258	4,374
North America, excluding United States	12,691	12,287
Asia	2,491	901
Total inventories	$245,057	$191,501

in thousands
	June 30, 2016	June 30, 2015
Assets by geographic region:
United States	$413,621	$302,806
Europe	8,344	10,668
North America, excluding United States	12,691	12,287
Asia	2,491	901
Total assets	$437,147	$326,662

in thousands
	June 30, 2016	June 30, 2015
Long-term assets by geographic region:
United States	$18,824	$13,964
Europe	62	72
Total long-term assets	$18,886	$14,036

19.	SUBSEQUENT EVENTS
Dividend Declaration
On September 7, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common share to stockholders of record at the close of business on September 19, 2016, which is scheduled to be paid on or about October 7, 2016.
SilverTowne Mint Transaction

On August 31, 2016, the Company, through a joint venture, acquired a 55% interest in the SilverTowne Mint (the “Mint”), an Indiana-based producer of minted silver products. The aggregate amount of the Company’s investment was $4.2 million, consisting of: $3,670,000 for the acquired assets, $250,000 for the purchase of the real property where the Mint’s physical facility is located, and $300,000 in working capital. Of the purchase price, $3.7 million was paid at closing and the balance of $500,000 was represented by a promissory note, due and payable one year following the closing.  The seller of the Mint is also entitled to an earn-out over three years, with up to $1.0 million payable each year based on the achievement of specified performance and production thresholds.  At the closing, the joint venture entered into (a) an exclusive distribution agreement with the Company with respect to the silver products produced by the Mint, and (b) a supply agreement with Asahi Refining to provide all refined silver products needed by the Mint in the conduct of its business.

Employment Agreement with Thor Gjerdrum

On September 7, 2016, the Company appointed Thor Gjerdrum, then A-Mark’s Chief Operating Officer and Executive Vice President, to the position of President. In connection with the promotion of Mr. Gjerdrum, A-Mark entered into a new employment agreement with him, effective as of July 1, 2016.

IRS Examination
On August 22, 2016, the Internal Revenue Service notified the Company that it has commenced an examination of the Company's tax return for the year ended June 30, 2015.
Real Estate Lease Agreement
In fiscal 2017, the Company entered into a lease for 9,000 square feet of office space in El Segundo, California at a cost of $3.60 per square foot with annual 3% increases. The lease expires on March 31, 2026. This lease will replace the Company's Santa Monica lease, which terminates in April 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
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
Management’s Annual Report on Internal Control Over Financial Reporting
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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework ("2013 framework"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2016 based on criteria in Internal Control –Integrated Framework issued by the COSO.
Grant Thornton LLP, independent registered public accounting firm, has audited the financial statements of the Company as of June 30, 2016. Under Rule 12b-2 and Section 404 of the Sarbanes-Oxley Act, the Company is not required to provide an attestation report from a registered public accounting firm of its internal control over financial reporting for as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Set forth below is information regarding the directors and executive officers of the Company as of September 21, 2016.

Name	Age	Position(s)
Gregory N. Roberts	54	Chief Executive Officer and Director
Thor G. Gjerdrum	49	President
Cary Dickson	59	Executive Vice President and Chief Financial Officer
Carol Meltzer	58	Executive Vice President, General Counsel and Secretary
Jeffrey D. Benjamin	55	Chairman of the Board and Director
Joel R. Anderson	73	Director
Ellis Landau	72	Director
Beverely Lepine	64	Director
William Montgomery	56	Director
John U. Moorhead	64	Director
Jess M. Ravich	59	Director

GREGORY N. ROBERTS: Chief Executive Officer and Director
Mr. Roberts has been Chief Executive Officer and a Director of A-Mark since July 2005. Mr. Roberts has served as President and Chief Executive Officer of SGI since March 2008. Mr. Roberts previously served as the President of SGI’s North American coin division, which included A-Mark. He is also a lifetime member of the American Numismatic Association. Through his day-to-day involvement in all aspects of the Company’s operations, Mr. Roberts provides a vital link between junior and senior management personnel and the general oversight and policy-setting responsibilities of the Board. Mr. Roberts is a director of SGI (serving as such since 2000). Mr. Roberts also serves as Chief Executive Officer of SGI.
Mr. Roberts brings to the Board expertise in numismatics and trading, extensive knowledge of the precious metals industry and, in his role as Chief Executive Officer, in-depth knowledge of the Company and its business.
THOR G. GJERDRUM: President
Mr. Gjerdrum was appointed as President on September 7, 2016. Mr. Gjerdrum served as A-Mark’s Executive Vice President and Chief Operating Officer since July 1, 2013 and as our Chief Financial Officer and Executive Vice President from 2002 to May 2008 and from May 2010 to June 30, 2013. Mr. Gjerdrum was Chief Financial Officer and Executive Vice President of SGI from June 2008 to April 2010. Previously, Mr. Gjerdrum held a variety of positions with two publicly traded telecommunications companies, the last of which was as Vice President of Finance, and worked in public accounting. Mr. Gjerdrum received a Bachelor of Science degree in accounting from Santa Clara University.
CARY DICKSON: Executive Vice President and Chief Financial Officer
Mr. Dickson was appointed as Chief Financial Officer on November 9, 2015. Mr. Dickson served in a variety of executive capacities for Mattel Toys from 2002 to 2014, including as Vice President of Finance from 2011 to 2014, and as Chief Financial Officer of Mattel Foundation from 2005 to 2014. Mr. Dickson also served as Vice President of Corporate Responsibility Audit, VP of Internal Audit and Vice President of Tax for Mattel Toys from 2002 to 2011. Prior to Mattel, Mr. Dickson served as a Senior Vice President at Fox Family Worldwide, Inc., and held positions with The Walt Disney Company and Pricewaterhouse. Mr. Dickson, a Certified Public Accountant, holds a Bachelor of Science degree in Marketing from Southern Illinois University and a Masters of Taxation degree from the University of Denver School of Law.

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
JEFFREY D. BENJAMIN: Chairman of the Board and Director
Mr. Benjamin has served as Chairman of the Board and a Director since March 2014. Mr. Benjamin has been a Senior Advisor to Cyrus Capital Partners, L.P. since 2008, where he assists with distressed investments. Mr. Benjamin also serves as a consultant to Apollo Management, L.P., a private investment fund, and from September 2002 to June 2008, Mr. Benjamin served as a senior advisor to Apollo Management, where he was responsible for a variety of investments in private equity, high yield and distressed securities. Mr. Benjamin served as non-Executive Chairman of the Board of SGI from 2012 until March 2014 and as a director of SGI from 2009 until March 2014. He is also a member of the boards of directors of American Airlines Group, Inc., Caesars Entertainment Corporation and Chemtura Corporation. Mr. Benjamin is a trustee of the American Numismatic Society and has had a long-standing personal interest in coin collecting. Mr. Benjamin holds an MBA from the Sloan School of Management at M.I.T. and a BA from Tufts University.
With his financial and business background and service as a public company director, including service with SGI when A-Mark was a subsidiary, and his personal involvement in numismatics, Mr. Benjamin contributes to the Board in matters of corporate finance, governance, business development and industry strategy.
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

BEVERLEY LEPINE: Director
Ms. Lepine has served a Director since February 2015, and serves as a member of the Audit Committee. Ms. Lepine retired as Chief Operating Officer from the Royal Canadian Mint, a Canadian Federal Crown Corporation, after 27 years in various positions, including Chief Financial Officer and Vice President of Manufacturing. Prior to joining the Royal Canadian Mint, Ms. Lepine worked from 1980 until1987 for the Treasury Board Secretariat of the Government of Canada and Via Rail Canada. Upon graduating with a Bachelor's degree in Business Administration from Bishop's University in 1974, Ms. Lepine worked for Clarkson Gordon from 1974 until1980 where she obtained her Chartered Professional Accountant ("CPA") designation in 1978. She obtained her Institute of Corporate Directors Certificate (ICD.D) in 2011. Ms. Lepine was Chair of the Board of Bruyere Continuing Care, a chronic continuing care hospital in Ottawa from 2008-2010 and is currently Treasurer and member of the Board of the Pallium Foundation.
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
JOHN U. (“JAY”) MOORHEAD: Director
Mr. Moorhead has served as a Director since March 2014, and serves as Chairman of our Compensation Committee. He has been a managing director of Global Power Partners, an investment banking firm, since August 2015. Prior to that, he was a Managing Director at Ewing Bemiss & Co. from 2009 through July 2015, and served in the same capacity at Westwood Capital from 2005 until 2009 and at MillRock Partners from 2003 until 2005. From 2001 to 2003, Mr. Moorhead was a corporate finance partner at C.E. Unterberg, Towbin. Mr. Moorhead served as a director of SGI from 2012 until March 2014. Mr. Moorhead received his B.A. degree from the University of Vermont, and attended the Program for Management Development at Harvard Business School.
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

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The table below sets forth the compensation of the Company's NEOs for fiscal 2016 and 2015.

Summary Compensation Table - Fiscal 2016 and 2015

Name and Principal Position	Year	Salary (1) ($)	Bonus(2) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Gregory Roberts	2016	$525,000	$—	$—	$1,941,283	$1,489,122	$27,639	$3,983,044
Chief Executive Officer and Director	2015	$525,000	$400,000	$—	$—	$—	$19,776	$944,776

David W. G. Madge	2016	$430,000	$265,000	$—	$—	$—	$30,768	$725,768
Chief Marketing Officer (formerly President)	2015	$425,000	$700,000	$—	$—	$—	$25,503	$1,150,503

Thor Gjerdrum	2016	$424,000	$—	$—	$—	$373,001	$5,534	$802,535
President (formerly Executive Vice President and Chief Operating Officer )	2015	$404,000	$17,040	$—	$—	$182,960	$2,424	$606,424

_________________________________

(1)	Salary amounts represent salary paid for services performed in the fiscal year. Salary payments received may vary due to the timing of pay periods that start in one fiscal year and end in the next.
(2)
The value of the option award shown in this column is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The valuation assumptions used and the resulting fair value of stock options granted during fiscal 2016 is summarized in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

(3)
Awards in this column for fiscal 2016 resulted from performance-based bonus opportunities granted to the CEO and COO, which constituted non-equity incentive plan awards. The fiscal 2016 award paid to the CEO includes a portion, valued at $171,700, paid by issuance of 10,000 shares of unrestricted Company common stock. Non-equity incentive plan compensation for these NEOs are described in greater detail below in “Narrative Discussion of Executive Compensation.”

(4)
Amounts in this column, for fiscal 2016, are as follows:
• Mr. Roberts received $9,000 as a car allowance, $5,766 as a 401(k) matching contribution and $12,873 as a cash payment in lieu of vacation time.
• Mr. Madge received $7,200 as a 401(k) matching contribution and $23,568 as a cash payment in lieu of vacation time.
• Mr. Gjerdrum received $5,534 as a 401(k) matching contribution.

Outstanding Equity Awards At Fiscal Year-End - Fiscal 2016
	Options Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Gregory N. Roberts	23,972	—		10.43	2/15/2023	—	—
	23,972	—		12.52	2/15/2023	—	—
	23,972	—		14.61	2/15/2023	—	—
	—	100,000	(2)	19.8	2/18/2026	—	—
	—	100,000	(3)	23.8	2/18/2026	—	—
	—	100,000	(3)	25.5	2/18/2026	—	—
David W.G. Madge	—	—		—	—	—	—
Thor Gjerdrum	—	—		—	—	—	—

_________________________________
(1)	All options in this column were fully vested and exercisable at June 30, 2016.

(2)	These options, granted February 19, 2016, vest and become exercisable as to one-third of the underlying shares on June 30 of 2017, 2018 and 2019.

(3)	These options, granted February 19, 2016, vest and become exercisable as to one-fourth of the underlying shares on June 30 of 2017, 2018, 2019 and 2020.

Narrative Discussion of Executive Compensation
In fiscal 2016 and 2015, Mr. Roberts, our CEO, was employed by A-Mark and all compensation was paid by A-Mark. During that time, under the Secondment Agreement between A-Mark and SGI, Mr. Roberts has provided services to SGI, as the Chief Executive Officer, President and a Director of SGI, for which SGI has paid A-Mark. Messrs. Madge, and Gjerdrum were employed and compensated directly by A-Mark and its subsidiaries during fiscal 2016 and 2015 for their full-time service to A-Mark.
The Compensation Committee's approach to executive compensation has focused on providing total cash compensation at levels sufficient to attract and retain senior-level executives within our industry. Performance-based annual incentive awards, as part of the cash compensation opportunity, are a key element of the compensation of Mr. Roberts, our CEO, and Mr. Gjerdrum, now our President but who served as Executive Vice President and COO in fiscal 2016. These are the NEOs who are most directly responsible for our business results. The Committee generally has not issued equity awards to NEOs as part of annual compensation, but, in connection with Mr. Roberts and Mr. Gjerdrum entering into new employment agreements, granted stock options to those NEOs in the latter half of fiscal 2016 and early in fiscal 2017, respectively (as further described below). Equity awards granted by SGI before the March 2014 spin-off of A-Mark by SGI were, at that time, assumed and adjusted to become equity awards of A-Mark. The Committee may consider granting equity-based compensation in the future to act as additional incentive that is aligned with the interests of stockholders and to promote retention of the executive and long-term service.
We have chosen to formalize significant terms of employment of some of our NEOs by entering into employment agreements with them. This practice has helped us to attract and retain key executives and employees. In our financial services industry, there is a high degree of competition for talented executives and employees. Hiring often involves substantial negotiations regarding employment terms, which generally must be reflected in an employment agreement. Employment agreements offer us several advantages, particularly by fixing employment terms for specified time periods and thereby limiting renegotiations, and also by including provisions for the protection of our business.
During fiscal 2016, Mr. Roberts’ employment was governed by an employment agreement we entered into with him on March 14, 2014, providing for an employment term extending until June 30, 2016. The employment agreement of Mr. Gjerdrum, our COO, was entered into on February 28, 2013 and substantially amended on February 28, 2014, providing for an employment term extending until June 30, 2016. We had an employment agreement with Mr. Madge, our President, entered into as of November 1, 2011, that expired June 30, 2015. Our employment of Mr. Madge has continued after the expiration of the term of his employment agreement.
Under the terms of the employment agreements in effect for fiscal 2016, our CEO and then COO had the opportunity to earn a performance bonus based on achievement of a pre-specified level of pre-tax profit of A-Mark and, in the case of Mr. Roberts, SGI (included because A-Mark has agreed, under the Secondment Agreement, to provide Mr. Roberts' services to SGI). Such performance bonuses are intended to provide performance-based cash compensation that rewards those NEOs for their contribution to our financial performance. We view pre-tax profit as a key financial metric for purposes of our business planning, and one that does not distort the incentives to management or promote undue risk and that substantially reflects the quality of the execution of our business plan by our management team.
For purposes of the employment agreements, “pre-tax profits” is defined as A-Mark’s (or SGI’s, where relevant to Mr. Roberts) net income, as determined under Generally Accepted Accounting Principles or GAAP, for the given fiscal year, adjusted to eliminate the positive or negative effects of income taxes (in accordance with GAAP) and foreign currency exchange and, in the case of Mr. Roberts, adjusted to eliminate certain expenses incurred in connection with specified litigation affecting SGI and expenses of the spinoff.
The annual incentive formula specified for Mr. Roberts in his employment agreement, for fiscal 2016, was as follows:

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
The annual incentive formula for Mr. Gjerdrum in his employment agreement, for fiscal 2016, was as follows:

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
For fiscal 2016, the annual incentive amounts earned by our CEO and COO under the applicable pre-set performance formulas were as follows:

Named Executive Officer	Earned Annual Incentive Fiscal 2016
Gregory N. Roberts	$1,489,122
Thor Gjerdrum	$373,001
A-Mark earned fiscal 2016 GAAP net income before provision for income taxes of $15.6 million, an increase of 70% over fiscal 2015. To calculate "pre-tax profit," as the basis to determine the annual incentive payout to Mr. Roberts, this net income figure is adjusted as described above. In the case of Mr. Roberts, the adjustment to reflect SGI's performance substantially reduced the pre-tax profit figure, due to SGI's pre-tax loss for fiscal 2016 (SGI's financial results have no direct effect on A-Mark, as SGI is an entirely separate entity in which A-Mark has no financial interest). Including all such adjustments, the fiscal 2016 pre-tax profit used to calculate the annual incentive to our CEO was $11.1 million. The annual incentive payout to Mr. Roberts shown in the table above was the amount calculated under his annual incentive formula (described above) with no further adjustments. In the case of Mr. Gjerdrum, the adjustments to GAAP net income before provision for income taxes for fiscal 2016 eliminated the expense of the CEO's annual incentive, which (together with other adjustments described above) resulted in pre-tax profit of $16.8 million. This amount was used to calculate the COO's annual incentive shown in the table above applying the pre-set formula (described above) with no further adjustments. The Committee makes its determinations based on preliminary calculations of financial results, retaining discretion to adjust awards for final financial results.
In the case of CEO's fiscal 2016 annual incentive, the Compensation Committee determined to pay a portion of the award by means of a grant of 10,000 shares of our common stock. For this purpose, the shares were valued at 100% of their fair market value on, September 14, 2016, the payout date of the award. The shares are fully vested, meaning that no future service is required as a condition of the grant. The balance of the CEO's award, and the full amount of the COO's award, was paid in cash (less tax withholdings).
As in past years, the Committee awarded discretionary bonuses to certain officers, including Mr. Madge, for fiscal 2016 performance. In determining to award a discretionary bonus, the Committee considered the satisfactory overall performance of Mr. Madge and his contribution to our success in fiscal 2016. The bonus amount awarded to Mr. Madge (as set forth in the Summary Compensation Table above) was viewed by the Committee as appropriate and well aligned with our operating results.
The employment agreements of our CEO and COO in effect in fiscal 2016 provide for certain payments and benefits in the event of termination of the executive due to death, total disability, by the employer not for cause or by the executive for “Good Reason.” In addition, the terms of an executive’s equity awards may be affected by a termination of employment.
Under those employment agreements, severance payments to the executive are payable if, during the term of the employment agreement, the executive’s employment is terminated by us without cause or is terminated by the executive for “Good Reason.” Severance for a termination in fiscal 2016 would have been payable as follows:

•
For Mr. Roberts, a lump-sum amount equal to the greater of 75% of “Annualized Pay,” which is the annual average of salary and performance bonuses paid for the previous three years, but in any event this severance amount would be not less than $1,500,000.

•	For Mr. Gjerdrum, continued payments of base salary for one year at the rates specified in the employment agreement.

In addition, the CEO or COO would have been entitled to the following:

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

Good Reason would have arisen if the employer materially decreased or failed to pay the executive’s base salary or performance bonus, or materially changed the executive’s job description or duties in a way adverse to the executive, or relocated the executive’s job site by more than a specified distance without his consent, and in each case the employer failed to cure the circumstances after notice from the executive. Other material breaches of the employment agreement may constitute “Good Reason”

in some instances.

In the event of termination of the CEO's or COO's employment during fiscal 2016 in other circumstances, the termination payments and benefits would have been as follows:

•	For all terminations, the compensation accrued as of the date of termination (as summarized above) would have been paid.

•	In the event of termination due to death or total disability, each executive would have received the pro rata performance bonus for the fiscal year of termination.

•
Mr. Roberts would have received the same severance and health benefits payable in the event of a termination by the employer not for cause, except that benefits would be reduced by the amount of any disability or death benefit received under employer plans.

Under the employment agreements (including the CEO's new employment agreement described below) and equity award agreements, the executive’s rights are not enhanced based upon a change in control of A-Mark. The agreements have provided, however, that certain payments under the agreements may be reduced if, following a change in control, the executive would be subject to the “golden parachute” excise tax and the reduction in payments would result in the executive realizing a greater after-tax amount.

The employment agreements provide that the executives will be entitled to receive medical insurance, group health, disability insurance and other benefits made generally available to employees, with some of the agreements providing assurance that the level of health benefits will not be diminished during the term of the agreement. The employment agreements also provided for indemnification to the executives for liabilities arising out of the executive’s employment. Mr. Roberts’ employment agreement also has provided a motor vehicle allowance of $750 per month. The employment agreements obligate the executives not to solicit employees to terminate employment with us or to become employees of another entity for one year following a termination for cause.
On February 19, 2016, A-Mark entered into a new employment agreement with Mr. Roberts, our CEO. The new agreement became effective July 1, 2016, immediately following the expiration of the previous employment agreement, except that we granted to the CEO stock options, as described below, effective upon the signing of the new employment agreement.

Key terms of our CEO's new employment agreement are as follows:

•The CEO is employed in that capacity from July 1, 2016 through June 30, 2020.

•
The CEO is permitted to continue to serve in executive capacities at SGI, for up to 20% of his working time. The Secondment Agreement between A-Mark and SGI, under which the CEO’s services were provided to SGI in fiscal 2016 and 2015, ended on June 30, 2016. Accordingly, in fiscal 2017 and thereafter, SGI will pay compensation directly to Mr. Roberts for any services he may perform for SGI.

•
A-Mark will pay salary to the CEO in fiscal 2017, assuming he devotes 80% or more of his working time to A-Mark (but less than all of his working time due to service to SGI) at an annual rate of $520,000.

•
The CEO will have, in each fiscal year of the employment term, an annual incentive opportunity to earn an amount equal to 100% of salary by achieving target performance, and with the opportunity to earn 80% of salary at threshold performance levels and up to 150% of salary for above-target performance levels.

•
The new agreement provides for increasing salary levels (with target annual incentive at 100% of salary) for the second and third years of the employment term. In addition, the CEO’s salary level will be adjusted upward by 25% at such time as he ceases to provide services to SGI and devotes 100% of his working time to A-Mark.

•
Performance goals for the annual incentive will be based 75% on achievement of annual goals tied to the level of pre-tax profits (as defined) and 25% based on achievement of other qualitative and quantitative goals as determined by the Compensation Committee each year. The annual incentive award will permit the A-Mark compensation committee to exercise discretion in determining the final payout in certain cases, but only if a “gate-keeper” performance goal is met so that the award potentially can qualify for tax deductibility under Internal Revenue Code Section 162(m).

•
Upon the CEO signing the new employment agreement in February, 2016, we granted to him granted stock options covering 300,000 shares of A-Mark common stock. The options are non-qualified stock options with a maximum term of ten years. One-third of the stock options have an exercise price of $19.80 per share, the closing price on February 19, 2016. These options will vest 33.3% at the end of fiscal 2017 and for each completed fiscal year thereafter, subject to accelerated vesting in specified circumstances. Two-thirds of the stock options have premium prices, with options for 100,000 shares exercisable at $23.80 and options for 100,000 shares exercisable at $25.50. The premium priced options vest 25% for each completed fiscal year of employment, beginning with fiscal 2017, subject to accelerated vesting in specified circumstances.

•
Benefits under the new agreement are similar to those under the former employment agreement, except that A-Mark will reimburse the CEO for the cost of term life insurance based on the cost of a five-year, $1 million policy. A provision in the former employment agreement providing for a severance payment upon death is eliminated in the new employment agreement.

•
Payments and benefits upon termination of employment are similar to those provided under the old agreement, except that severance payable upon a termination by A-Mark not for Cause or termination by the CEO for Good Reason will be governed by a new (initially lower) payment formula. The new formula provides for a lump sum severance payment equal to the annualized level of salary paid from July 1, 2016 (that is, paid under the new agreement) plus the average annual incentive paid for fiscal years under the new agreement, but in any case not less than $1 million.

Except as described in the bulleted points above, the new employment agreement carries over the terms of the prior employment agreement.
On September 7, 2016, our Board appointed Thor Gjerdrum to the position of President. At that time, our Board also appointed David Madge, who had served as our President since 2011, to the position of Chief Marketing Officer.
In connection with the promotion of Mr. Gjerdrum, we entered into a new employment agreement with him, replacing his previous employment agreement that had expired on June 30, 2016. The new employment agreement, effective as of July 1, 2016, contains the following key terms:

•	The term of the agreement extends from July 1, 2016 through June 30, 2019, with the appointment to the office of President effective at September 7, 2016.

•	First year salary will be $450,000, with annual increases of $25,000 in each of the second and third years.

•
The President will have an annual incentive opportunity to earn an amount equal to 75% of salary by achieving target performance, with the Compensation Committee permitted to pay lesser amounts for achievement of specified threshold performance levels and greater amounts, up to 125% of the target amounts, for above-target performance levels.

•
Performance goals for the annual incentive will be based 50% on achievement of annual goals tied to the level of pre-tax profits (as defined) and 50% based on achievement of other qualitative and quantitative goals as determined by the Compensation Committee each year. The annual incentive award will permit the Compensation Committee to exercise discretion in determining the final payout in certain cases, but only if a “gate-keeper” performance goal is met so that the award potentially can qualify for tax deductibility under Internal Revenue Code Section 162(m).

•
Under the new agreement, upon signing, the President was granted stock options covering 100,000 shares of A-Mark common stock. The options are non-qualified stock options with a maximum term of ten years. One-third of the stock options will be exercisable at $17.67 per share (the closing price per-share on the grant date). Two-thirds of the stock options have a premium exercise price of $20.00 per share. The options will vest 33.3% for each completed fiscal year of employment, subject to accelerated vesting in specified circumstances.

•	Benefits under the new agreement will be similar to those under Mr. Gjerdrum’s previous employment agreement.

•
Payments and benefits upon termination of employment are similar to those provided under the previous employment agreement, as described above. Severance payable upon a termination by A-Mark not for Cause or termination by the President for Good Reason will be one year of salary continuation.

In September, 2016, the Compensation Committee and the Board of Directors adopted a recoupment policy (sometimes referred to as a "clawback" policy). This policy requires that an incentive award paid out based on A-Mark's performance will be subject to forfeiture if there occurs a restatement of A-Mark's financial statements and the restated financial information would have resulted in a reduced payout (if the award were paid out within the preceding 36 months). This policy applies even if the executive did not engage in misconduct leading to the restatement. The forfeited amount would be the amount by which the original payment exceeded the payment that would have resulted from the corrected financial information.

Compensation of Directors
The board of directors has adopted a policy providing for cash-based compensation of non-employee directors. Director compensation generally is reviewed by the board of directors annually and from time to time to ensure that compensation levels are fair and appropriate. Since the spin-off in March 2014, equity awards have not been granted to directors except for a grant to a new director shortly following her joining the board of directors. In the future, the board of directors may consider granting equity awards as an element of annual non-employee director compensation. All directors are entitled to reimbursement by the Company for reasonable travel to and from meetings of the board of directors, and reasonable food and lodging expenses incurred in connection therewith and other reasonable expenses.
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
The following table sets forth information regarding compensation earned by non-employee directors of the Company during fiscal 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)
Jeffrey D. Benjamin	$60,000	$—	$—	$—	$60,000
Joel Anderson	$60,000	$—	$—	$—	$60,000
Ellis Landau	$75,000	$—	$—	$—	$75,000
Beverley Lepine	$65,000	$—	$—	$—	$65,000
William Montgomery	$65,000	$—	$—	$—	$65,000
John Moorhead	$75,000	$—	$—	$—	$75,000
Jess M. Ravich	$75,000	$—	$—	$—	$75,000

_________________________________
(1)
At June 30, 2016, Ms. Lepine and Mr. Benjamin held stock options to purchase A-Mark shares. Ms. Lepine held an option to purchase 3,000 shares, exercisable at $10.08 per share, with one-third of the option then vested and exercisable. This option was granted to Ms. Lepine in 2015, upon her joining the Board. Mr. Benjamin held an option to purchase 119,856 shares at $8.35 per share, which was vested and exercisable as to 71,913 shares and unvested and unexercisable as to 47,943 shares. This option was granted at the time of the spin-off in fiscal 2014, as a replacement and adjustment of an option to purchase 500,000 SGI shares.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables provide information with respect to the beneficial ownership of our common stock (our only class of outstanding capital stock) at September 21, 2016 by:

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
Beneficial Ownership of Principal Stockholders

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Common Stock (1)
Joel R. Anderson (2) Charles C. Anderson Harold Anderson	704,516	10.0%
Jeffrey D. Benjamin (3)	813,303	11.4%
William A. Richardson (4)	1,012,728	14.4%
Gregory N. Roberts (5)	920,810	13.0%

_________________________________

(1)	All percentages have been calculated based on 7,021,450 shares of A-Mark common stock outstanding at September 20, 2016.

(2)
Beneficial ownership of Joel R. Anderson, Charles C. Anderson and Harold Anderson is based on their Schedule 13D with the SEC reporting their beneficial ownership of our outstanding common stock, as a group, at March 20, 2014 and additional advice provided to A-Mark by them. Based on such information, the group’s beneficial ownership of A-Mark common stock totaled 704,516 shares at September 20, 2016, of which Joel R. Anderson had beneficial ownership of 304,553 shares, Charles C. Anderson had beneficial ownership of 343,838 shares, and Harold Anderson had beneficial ownership of 56,125 shares. The address of Joel R. and Charles C. Anderson is 202 North Court Street, Florence, Alabama 35630, and the address of Harold Anderson is 3101 Clairmont Road, Suite C, Atlanta, GA 30329.

(3)
Beneficial ownership of Jeffrey D. Benjamin is based on his amended Schedule 13D filed with the SEC reporting beneficial ownership of shares of A-Mark common stock at March 21, 2014 and additional advice provided to the Company. At September 20, 2016, his beneficial ownership of A-Mark common stock totaled 813,303 shares, including 95,885 shares issuable to Mr. Benjamin upon exercise of stock options that are currently exercisable or will become exercisable within 60 days. The reported beneficial ownership also includes 250,000 shares held in a family trust as to which Mr. Benjamin neither has nor shares voting or dispositive power, as to which shares he disclaims beneficial ownership. Such beneficial ownership excludes 23,971 stock options that are not currently exercisable and will not become exercisable within 60 days. The address of Mr. Benjamin is 429 Santa Monica Blvd. Suite 230, Santa Monica, CA 90401.

(4)
Beneficial ownership of William A. Richardson is based on his amended Schedule 13D filed with the SEC reporting beneficial ownership of A-Mark common stock at March 21, 2014. His beneficial ownership of A-Mark common stock totaled 1,012,728 shares at March 21, 2014, including 778,938 shares owned directly by Silver Bow Ventures LLC (11.1% of the currently outstanding class) as to which Mr. Richardson shares voting and dispositive power with Gregory N. Roberts. The address of Mr. Richardson and Silver Bow Ventures LLC is 429 Santa Monica Blvd. Suite 230, Santa Monica, CA 90401.

(5)
Beneficial ownership of Gregory N. Roberts is based on his amended Schedule 13D filed with the SEC reporting beneficial ownership of A-Mark common stock at March 21, 2014 and additional advice provided to the Company. At September 20, 2016, his beneficial ownership of A-Mark common stock totaled 920,810 shares, including 10,000 shares as to which Mr. Roberts has sole voting and dispositive power, 59,956 shares as to which Mr. Roberts shares voting and dispositive power with his wife and 778,938 shares owned directly by Silver Bow Ventures LLC (11.1% of the outstanding class) as to which Mr. Roberts shares voting and dispositive power with William Richardson, and including shares issuable to Mr. Roberts upon exercise of 71,916 options to acquire A-Mark common stock (as to which Mr. Roberts has sole voting and sole dispositive power).  Such beneficial ownership excludes 300,000 stock options that are not currently exercisable and will not become exercisable within 60 days. The address of Mr. Roberts is 429 Santa Monica Blvd. Suite 230, Santa Monica, CA 90401.

Beneficial Ownership of Management

Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership		Percent of Outstanding Common Stock (1)
Joel R. Anderson (2)	704,516		10.0%
Jeffrey D. Benjamin (3)	813,303		11.4%
Ellis Landau	179,025		2.5%
Beverley Lepine	2,000	(4)	*
William Montgomery	198,662	(5)	2.8%
John U. Moorhead	18,272		*
Jess M. Ravich	257,226		3.7%
Gregory N. Roberts (6)	920,810		13.0%
Thor G. Gjerdrum	8,585		*
David W.G. Madge	—		*
All current directors and executive officers as a group (11 persons)	3,140,782	(7)	43.6%

_________________________________
*	Less than 1%.

(1)	See footnote (1) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(2)	See footnote (2) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(3)	See footnote (3) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(4)	Includes 1,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(5)
Includes 177,745 shares that would be held in a trust as to which Mr. Montgomery has no voting power and limited dispositive power, and as to which shares Mr. Montgomery disclaims beneficial ownership.

(6)	See footnote (5) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(7)	Includes 183,184 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Sales and Purchases Made to Affiliate Companies
During the years ended June 30, 2016 and 2015, the Company made sales and purchases to various companies, which have been deemed to be related parties; one of these companies is an equity method investee of the Company and the others have been deemed to be under common control with A-Mark.

Sales and Purchases Made to Affiliated Companies
During the years ended June 30, 2016 and 2015, the Company made sales and purchases to various companies, which have been deemed to be related parties; one of these companies is an equity method investee of the Company and the others have been deemed to be under common control with A-Mark.

in thousands
Years Ended June 30,	2016		2015
	Sales	Purchases	Sales	Purchases
Former Parent	$30,544	$42,264	$7,521	$9,201
Equity method investee	717,309	6,867	—	—
	$747,853	$49,131	$7,521	$9,201

Balances with Affiliated Companies
As of June 30, 2016 and June 30, 2015, the Company had related party receivables and payables balances as set forth below:

in thousands
	June 30, 2016		June 30, 2015
	Receivables	Payable	Receivables	Payable
Former Parent	$1,913	$138	$1,097	$10
Equity method investee	2,396	—	279	—
	$4,309	$138	$1,376	$10

Secured Loans Made to Affiliated Companies
On October 9, 2014, CFC entered into a loan agreement with Former Parent providing for a secured line of credit in the maximum principal amount of up to $16.0 million, bearing interest at a competitive rate per annum. Advances under the line of credit were secured by numismatic and semi-numismatic products. This secured loan was paid off in full, plus accrued interest, on April 15, 2015. As of June 30, 2016 and June 30, 2015, the aggregate carrying value of this loan was $0.0 million.
On July 23, 2015, CFC entered into a loan agreement with Former Parent providing a secured line of credit in the maximum principal amount of up to $2.5 million, bearing interest at a competitive rate per annum. The loan is secured by numismatic and semi-numismatic products. As of June 30, 2016 and June 30, 2015, the aggregate carrying value of this loan was $1.4 million and $0.0 million, respectively.
Interest Income Earned from Affiliated Companies
During the years ended June 30, 2016 and 2015, the Company earned interest income related to loans made to Former Parent and related to financing products sold to Former Parent and to the equity method investee, as set forth below:

in thousands
Years Ended June 30,	2016	2015
Interest income from loan receivables	$65	$229
Interest income from finance products	2,302	890
	$2,367	$1,119

Other Income Earned from Equity Method Investee
During the years ended June 30, 2016 and 2015, the Company recorded its proportional share of its equity method investee's net income as other income that total $701,000 and $0, respectively. As of June 30, 2016 and June 30, 2015 the carrying balance of the equity method investment was $7.3 million and $2.0 million, respectively.
Secondment Agreement Fees and Reimbursements
In connection with the Distribution, SGI and the Company entered into a secondment agreement (the "Secondment Agreement"). Under the terms of the Secondment Agreement, A-Mark agreed to make Gregory N. Roberts, our Chief Executive Officer, and Carol Meltzer, our Executive Vice President, General Counsel and Secretary, available to SGI for the performance of specified management and professional services following the spinoff in exchange for an annual secondment fee of $150,000 and reimbursement of certain bonus payments. The Secondment Agreement terminated on June 30, 2016.
The Company recorded the accrual of secondment fees as a reduction to selling, general and administration expense. During the years ended June 30, 2016 and 2015, the Company recognized approximately $150,000 and $150,000, respectively, of secondment fees. As of June 30, 2016 and June 30, 2015 the outstanding balance of secondment fees due from SGI was $0 and $0, respectively.
Income Tax Sharing Obligations
The amount receivable under the Company's income tax sharing obligation due from our Former Parent, totaled $0.2 million, and $1.1 million as of June 30, 2016 and June 30, 2015, respectively, and is shown on the face of the consolidated balance sheets as "income taxes receivable from Former Parent" (see Note 12.)

Transaction with Affiliate of Board Member
In February 2015, A-M Global Logistics, LLC ("Logistics"), a wholly owned subsidiary of the Company that was formed to operate the Company's logistics fulfillment center in Las Vegas, Nevada, entered into various agreements with W. A. Richardson Builders, LLC ("WAR"), for the buildout of and improvements to the Las Vegas premises. The spouse of the Chairman of the Company's Audit Committee, Ellis Landau, is an owner and a managing member of WAR. The agreements were amended in January 2016. The amounts involved under the WAR contract, as amended, were approximately $1.5 million. WAR is entitled to a fee equal to 5.0% of the contract work.
Purchase of A-Mark Shares from Certain Substantial Stockholders
During the years ended June 30, 2016 and 2015, there were no purchases of A-Mark shares for Certain Substantial Stockholders.

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Grant Thornton, LLP audited the Company's consolidated financial statements for the fiscal years ended June 30, 2016 and 2015, and has served as our independent registered public accounting firm since June 12, 2015.
Fees to Independent Registered Public Accounting Firm for Fiscal Years 2016 and 2015
The following table sets forth by fee category the aggregate fees for professional services rendered by Grant Thornton, LLP.

in thousands	Grant Thornton LLP
Years Ended June 30,	2016	2015
Fee Category:
Audit fees (1)	$560	$515
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$560	$515

_________________________________

(1)	Audit fees consisted of services rendered by the principal accountant for the audit and reviews of our annual and quarterly condensed consolidated financial statements.
(2)
Audit-related fees includes the aggregate fees for assurance and related services provided that are reasonably related to the performance of the audits or reviews of the financial statements and which are not reported above under “Audit fees.”

(3)
Tax fees consists of professional services rendered for tax compliance, tax planning, tax advice, and value added tax process review. The services for the fees disclosed under this category include tax return preparation, research and technical tax advice.

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

A-MARK PRECIOUS METALS, INC.
Date:	September 22, 2016	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	September 22, 2016	By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Chairman of the Board	September 22, 2016
Jeffrey D. Benjamin

/s/ Gregory N. Roberts	Chief Executive Officer and Director	September 22, 2016
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	September 22, 2016
Cary Dickson	(Principal Financial Officer)

/s/ Joel R. Anderson	Director	September 22, 2016
Joel R. Anderson

/s/ Ellis Landau	Director	September 22, 2016
Ellis Landau

/s/ Beverley Lepine	Director	September 22, 2016
Beverley Lepine

/s/ William Montgomery	Director	September 22, 2016
William Montgomery

/s/ John U. Moorhead	Director	September 22, 2016
John U. Moorhead

/s/ Jess M. Ravich	Director	September 22, 2016
Jess M. Ravich

EXHIBIT INDEX

Regulation S-K Exhibit Table Item No.		Description of Exhibit
2.1	**
Separation and Distribution Agreement between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1; Registration No. 333-192260.

3.1	**	Amended and Restated Certificate of Incorporation of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1; Registration No. 333-192260.
3.3	**	Amended and Restated Bylaws of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1; Registration No. 333-192260.
10.1	**
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

10.3	**	Form of Promissory Note. Incorporated by reference to Exhibit 10.3 to the Report on Form 8-K dated March 31, 2016.
10.4	**
Employment Agreement, executed February 19, 2016, between A-Mark Precious Metals, Inc. ad Gregory N. Roberts. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated February 19, 2016.

10.5	**	Employment Agreement, executed September 7, 2016, between A-Mark Precious Metals, Inc. and Thor Gjerdrum. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated August 31, 2016.
10.6	*	Lease Agreement, dated as of July 7, 2016, between The Plaza CP LLP and A-Mark Precious Metals, Inc.
10.7	*	Limited Liability Company Agreement of AM&ST Associates, LLC, effective as of August 31, 2016, between A-Mark Precious Metals, Inc. and Silver Towne, L.P.
10.8	*	Asset Purchase Agreement, dated as of August 31, 2016, between Silver Towne, L.P. and AM&ST Associates, LLC.
10.9	*
First Amendment to Uncommitted Credit Agreement, dated as of June 30, 2016, among A-Mark Precious Metals, Inc., Cooperatieve Rabobank U.A.New York Branch, as Administrative Agent and the lenders named therein.

10.10	*
Second Amendment to Uncommitted Credit Agreement, dated as of June 30, 2016, among A-Mark Precious Metals, Inc., Cooperatieve Rabobank U.A.New York Branch, as Administrative Agent and the lenders named therein.

10.11	**
Memorandum of Tax Sharing Agreement, dated as of June 23, 2011, between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1; Registration No. 333-192260.

10.12	**
Tax Separation Agreement between Spectrum Group International, Inc. and A-Marl Precious Metals, Inc. Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1; Registration Statement No. 333-192260.

10.13	**	Non-Employee Director Compensation Policy of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.36 of the Registration Statement on Form S-1; Registration No. 333-192260.
10.14	**	Form of 2014 Stock Award and Incentive Plan of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1; Registration No. 333-192260.
10.15	**
Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of November 21, 2014. Incorporated by reference to Exhibit 10.23 to the Report on Form 10-K for the year ended June 30, 2015.

10.16	**
First Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of August 28, 2015. Incorporated by reference to Exhibit 10.24 to the Report on Form 10-K for the year ended June 30, 2015.

21	*	List of Subsidiaries of A-Mark Precious Metals, Inc.
31.1	*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

Regulation S-K Exhibit Table Item No.			Description of Exhibit
32.2		*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	*	XBRL Instance Document.
101	.SCH	*	XBRL Taxonomy Extension Calculation Schema Document.
101	.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________________
*	Filed herewith
**	Previously filed

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(D) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
None.