Form 10-K/A
period 2016-06-30
A-Mark Precious Metals, Inc.
filed 2016-09-28
CIK 1591588

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Table of Contents

Explanation Note

Registrant is filing this amendment on Form 10-K/A to its Form 10-K for the year ended June 30, 2016 to replace the opinion letter of its independent registered public accounting firm with an updated letter. The opinion letter as originally filed inadvertently omitted the city and state from which the auditor's report had been issued. The revised opinion letter (Exhibit 23), which includes the city and state from which the auditor's report has been issued, is included as part of this amendment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.
Date:	September 28, 2016	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	September 28, 2016	By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

2