Form 10-Q
period 2016-09-30
A-Mark Precious Metals, Inc.
filed 2016-11-09
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 4, 2016, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2016

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)
(unaudited)

	September 30, 2016	June 30, 2016

ASSETS
Current assets:
Cash	$16,753	$17,142
Receivables, net	20,746	43,302
Derivative assets	28,775	33,732
Secured loans receivable	82,782	70,004

Inventories:
Inventories	179,826	185,699
Restricted inventories	117,789	59,358
	297,615	245,057

Income taxes receivable	8,341	7,318
Income taxes receivable from Former Parent	—	203
Prepaid expenses and other assets	1,656	1,503
Total current assets	456,668	418,261

Plant, property and equipment, net	5,730	3,482
Goodwill	8,881	4,620
Intangibles, net	4,391	1,987
Long-term secured loans receivable	—	500
Long-term investments	7,859	7,873
Deferred tax assets - non-current	—	424
Total assets	$483,529	$437,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$203,000	$212,000
Liability on borrowed metals	4,196	4,352
Product financing arrangements	117,789	59,358
Accounts payable	61,867	46,769
Derivative liabilities	13,519	36,454
Note payable - related party	500	—
Accrued liabilities	4,279	7,660
Total current liabilities	405,150	366,593
Deferred tax liabilities - non-current	8,689	7,245
Other long-term liabilities	1,117	—
Total liabilities	414,956	373,838

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of September 30, 2016 and June 30, 2016	—	—
Common Stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 and 7,021,450 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	71	71
Additional paid-in capital	22,583	22,220
Retained earnings	42,476	41,018
Total A-Mark Precious Metals, Inc. stockholders’ equity	65,130	63,309
Non-controlling interests	3,443	—
Total stockholders’ equity	68,573	63,309
Total liabilities, non-controlling interests and stockholders’ equity	$483,529	$437,147

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015
Revenues	$1,805,653	$2,006,936
Cost of sales	1,797,589	1,992,512
Gross profit	8,064	14,424

Selling, general and administrative expenses	(5,664)	(6,408)
Interest income	2,884	1,933
Interest expense	(2,241)	(1,234)
Other (expense) income	(39)	412
Unrealized loss on foreign exchange	(6)	(39)
Net income before provision for income taxes	2,998	9,088
Provision for income taxes	(1,059)	(3,469)
Net income	1,939	5,619
Less: Net loss attributable to non-controlling interests	(11)	—
Net income attributable to the Company	$1,950	$5,619

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.28	$0.81
Diluted	$0.27	$0.80
Weighted average shares outstanding:
Basic	7,023,300	6,973,500
Diluted	7,108,500	7,058,700

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2016	7,021,450	$71	$22,220	$41,018	$63,309	$—	$63,309
Net income (loss)	—	—	—	1,950	1,950	(11)	1,939
Share-based compensation	—	—	191	—	191	—	191
Minority interest contribution	—	—	—	—	—	3,454	3,454
Stock award grant	10,000	—	172	—	172	—	172
Dividends declared	—	—	—	(492)	(492)	—	(492)
Balance, September 30, 2016	7,031,450	$71	$22,583	$42,476	$65,130	$3,443	$68,573

See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

Three Months Ended	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income	$1,939	$5,619
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	321	303
Amortization of loan cost	204	—
Deferred income taxes	1,868	1,601
Interest added to principal of secured loans	(17)	(26)
Share-based compensation	191	53
Earnings from equity method investment	14	(412)
Changes in assets and liabilities:
Receivables	22,556	(17,223)
Secured loans	(3,262)	340
Secured loans to Former Parent	1,369	(710)
Derivative assets	4,957	738
Income tax receivable	(1,023)	1,822
Inventories	(52,558)	(63,005)
Prepaid expenses and other current assets	(357)	128
Accounts payable	14,606	27,860
Derivative liabilities	(22,935)	(5,004)
Liabilities on borrowed metals	(156)	(5,491)
Accrued liabilities	(3,787)	(1,088)
Receivable from/payables to Former Parent	203	—
Net cash used in operating activities	(35,867)	(54,495)
Cash flows from investing activities:
Capital expenditures for property and equipment	(336)	(189)
Secured loans, net	(10,368)	(1,355)
Acquisition of majority-owned subsidiary, net of cash	(3,421)	—
Net cash used in investing activities	(14,125)	(1,544)
Cash flows from financing activities:
Product financing arrangements, net	58,431	10,605
Dividends	—	(349)
(Repayments) borrowings under lines of credit, net	(9,000)	29,900
Release of common stock	172	—
Net cash provided by financing activities	49,603	40,156

Net (decrease) increase in cash and cash equivalents	(389)	(15,883)
Cash and cash equivalents, beginning of period	17,142	20,927
Cash and cash equivalents, end of period	$16,753	$5,044

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$1,456	$1,134
Income taxes	$307	$—
Non-cash investing and financing activities:
Interest added to principal of secured loans	$17	$26
Contribution of assets from minority interest	$3,454	$—
Payable to minority interest partner for acquired business	$500	$—
Earn out obligation payable to minority interest partner	$1,523	$—
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
The Company's wholly-owned subsidiary, A-M Global Logistics, LLC ("Logistics"), operates the Company's logistics fulfillment center based in Las Vegas, Nevada. Logistics provides our customers an array of complementary services, including: packaging, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis.
The Company’s majority-owned affiliate, AM&ST Associates, LLC, operates the Company's minting operations in Winchester, Indiana (see Silver Towne Mint Transaction below).
Silver Towne Mint Transaction
On August 31, 2016, the Company formed a joint venture AM&ST Associates, LLC (“AMST”) with Silver Towne, L.P. (“Silver Towne”), an Indiana-based producer of minted silver products. The purpose of the joint venture was to acquire the entire minting operations of Silver Towne and continue to manage and grow that business using the expanded resources of the joint venture.
    In exchange for their respective membership interests in AMST, (i) Silver Towne contributed a 48.47% interest in the Silver Towne's assets to AMST, valued at $3,453,750, and (ii) A-Mark contributed $3,721,250 in cash to AMST and agreed to contribute an additional $500,000 in cash in August 2017, resulting in Silver Towne and the Company owning 45% and 55% of AMST, respectively. Of the cash contributions made at closing, $3,171,250 was used to purchase the interest in the remaining interest in Silver Towne' contributed assets (see following paragraph), $250,000 was used to purchase the land and building where ASMT's minting operations is located, and $300,000 was provided for working capital.
        Simultaneously with the formation of AMST, under the Asset Purchase Agreement dated August 31, 2016, AMST purchased the remaining 51.53% interest in the Silver Towne's assets for an aggregate purchase price of $3,671,250, of which $3,171,250 was paid at closing and the balance of $500,000 was represented by a promissory note, which is due and payable one year following the closing. The real estate was acquired separately from the Asset Purchase agreement. As additional consideration for the acquired assets (the tangible plant assets and identifiable intangible assets), AMST agreed to pay Silver Towne earn-out payments over three years of up to $1.0 million each year based on the achievement of specified performance and production thresholds. The total fair value of Mint's assets contributed (by Silver Towne and A-Mark) and acquired by AMST was $7,675,000 before contingent future earn-out payments. The Company has measured the fair value of the contingent future earn-out payments based on the weighted average probability of anticipated outcomes, and estimates the potential consideration to be $1,523,000 as of September 30, 2016.
At the closing, AMST entered into (a) an exclusive distribution agreement with the Company with respect to the silver products produced by the Mint that sets weekly minimum order quantities by A-Mark (see Note 15), and (b) a supply agreement with Asahi Refining USA, Inc. ("Asahi") to provide all refined silver products needed by the Mint in the conduct of its business (see Note 15), and grant Asahi the option to purchase a 10% membership interest in AMST through 2019.

The purchase price (consisting of: $3,453,750 of assets contributed by Silver Towne, $3,721,250 of cash and agreement to contribute an additional $500,000 in cash on August 31, 2017 by the Company, and $1,523,000 contingent earn-out obligation of AMST) has been allocated to the total assets purchased based on their fair value on the date of acquisition as follows:

Cash	$300
Plant, property and equipment (tangible assets):
Plant equipment	1,802
Building	299
Land	36
Intangibles assets (identifiable):
Trade name	1,800
Existing customer relationships	700
Goodwill:
Excess of cost over fair value of assets acquired	2,738
7,675
Goodwill:
Contingent earn-out consideration	1,523
$9,198
The purchase price allocation is subject to completion of the Company's analysis of the fair value of the assets acquired. The final valuation is expected to be completed as soon as practicable, but no later than one year from the closing date of the transaction. The estimates of the fair value of the contingent consideration, and the allocation of the tangible and identifiable intangible assets requires extensive use of accounting estimates and management judgment. These estimates could be material. The fair values assigned to the assets acquired are based on estimates and assumption from data currently available.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements reflect the financial condition, results of operations, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company operated in one reportable segment for all periods presented.
These condensed consolidated financial statements include the accounts of A-Mark, and its wholly owned subsidiaries, CFC, AMTAG,TDS, Logistics and its majority owned affiliate AMST (collectively the “Company”). All inter-company accounts and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30,

2016 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2016 Annual Report.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current fiscal year's condensed consolidated financial statement presentation. In the previous reported periods, deferred tax assets and liabilities were classified as current and non-current on the consolidated balance sheets; these items are shown as non-current tax assets and liabilities. As a result of required change in accounting treatment from the cost method to the equity method related to Company's increased ownership interest in our investment, the earnings from our equity method investment was retrospectively applied to the previous period, as shown in other income and provision for income taxes in the condensed consolidated statements of income.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of fair value, allowances for doubtful accounts, impairment assessments of long-lived assets and intangible assets, valuation allowance determination on deferred tax assets, and revenue recognition judgments. Significant estimates also include the Company's fair value determination with respect to its financial instruments and precious metals inventory. Actual results could materially differ from these estimates.
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
Business Combinations
The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. The Company accounts for business combinations by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.
Contingent consideration is classified as a liability or equity, as applicable. Contingent consideration in connection with the acquisition of a business is measured at fair value on acquisition date, and unless classified as equity, is remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value included in net income.

Net cash paid to acquire a business is classified as investing activities on the accompanying condensed consolidated statements of cash flow.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2016 and June 30, 2016.
Inventories
Inventories principally include bullion and bullion coins that are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: (1) published market values attributable to the costs of the raw precious metal, and (2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources.
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
Plant, Property and Equipment and Depreciation
Plant, property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Property and equipment not placed in service, which includes capitalized software and leasehold improvement costs, are not depreciated until the related assets are placed in service. Land is recorded at historical cost, and is not depreciated.
Goodwill and Purchased Intangible Assets
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. As of September 30, 2016 and June 30, 2016, the Company has not identified any impairments.
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

Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of September 30, 2016 and June 30, 2016, management concluded that no impairment adjustments were required.
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
We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. As of September 30, 2016 and June 30, 2016, the Company did not identify any impairments.
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
Revenue Recognition
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. The Company records sales of precious metals upon receipt by the customer. The Company records revenues from its metal assaying and melting services after the related services are completed and the effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. The Company records revenues from its storage and logistics services after the related services are completed.
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
Also, the Company enters into financing agreements, whereby the Company agrees to deliver products at the prevailing spot price plus a premium, and then acquires the products back from the customer at the prevailing spot price, thereby earning a fee (recorded as interest income) based on a calculated premium over the spot price, resulting in an open sales commitment to deliver products at the agreed upon date and price.
Interest Expense
The Company incurs interest expense based on usage under its lines of credit recording interest expense using the effective interest method.
The Company incurs financing fees (classified as interest expense) as a result of its product financing arrangements for the transfer and subsequent re-acquisition of gold and silver at a fixed price to with a third party finance company. During the term of this type of financing agreement, a third party company finances the designated inventory, with the intent to return the inventory to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation. In addition, the Company incurs a financing fee for custodial storage facility charges related to the transferred collateral inventory; this collateral is classified as restricted inventory on our condensed consolidated balance sheets.
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
Commodity futures and forward contract transactions are recorded at fair value on the trade date. The difference between the original contract value and the market value of the open futures and forward contracts are reflected in derivative assets or derivative liabilities in the condensed consolidated balance sheets at fair value.
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
Advertising
Advertising expense was $167,000 and $173,000, respectively, for the three months ended September 30, 2016 and 2015.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $1.1 million and $2.3 million, respectively, for the three months ended September 30, 2016 and 2015.
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
Income Taxes
As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's condensed consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the condensed consolidated balance sheets principally within accrued liabilities.
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
Income taxes receivable from Former Parent reflects the balance due from the Former Parent pursuant to a tax sharing agreement between the parties.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares for the three months ended September 30, 2016 and 2015.

in thousands
	Three Months Ended
	September 30, 2016	September 30, 2015
Basic weighted average shares outstanding	7,023	6,974
Effect of common stock equivalents — stock issuable under outstanding equity awards	86	85
Diluted weighted average shares outstanding	7,109	7,059

Recent Accounting Pronouncements Not Yet Adopted
In August 2016 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for the Company, on July 1, 2018. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our consolidated financial position, results of operations or cash flows and related disclosures.
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
3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2016 and June 30, 2016.

in thousands
	September 30, 2016		June 30, 2016
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$16,753	$16,753	$17,142	$17,142
Receivables, net	20,746	20,746	43,302	43,302
Secured loans	82,782	82,782	70,504	70,504
Derivative assets - open sale and purchase commitments, net	21,874	21,874	32,347	32,347
Derivative assets - futures contracts	6,901	6,901	—	—
Derivative assets - forward contracts	—	—	1,385	1,385
Income tax receivables	8,341	8,341	7,318	7,318
Income taxes receivable from Former Parent	—	—	203	203
Financial liabilities:
Lines of credit	$203,000	$203,000	$212,000	$212,000
Liability on borrowed metals	4,196	4,196	4,352	4,352
Product financing arrangements	117,789	117,789	59,358	59,358
Derivative liabilities - liability on margin accounts	8,372	8,372	8,182	8,182
Derivative liabilities - open sale and purchase commitments, net	662	662	1,919	1,919
Derivative liabilities - futures contracts	—	—	13,914	13,914
Derivative liabilities - forward contracts	4,485	4,485	12,439	12,439
Accounts payable, advances and other payables	61,867	61,867	46,769	46,769
Accrued liabilities	4,279	4,279	7,660	7,660
The fair values of the financial instruments shown in the above table as of September 30, 2016 and June 30, 2016 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
The carrying amounts of cash, secured loans, accounts receivable, income tax receivables, consignor advances, accounts payable and accrued liabilities approximated fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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
The significant assumptions used to determine the carrying value and the related fair value of the financial instruments are described below:
Inventory. Inventories principally include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium is readily determined, as it is published by multiple reputable sources. Except for commemorative coin inventory, which are included in inventory at the lower of cost or market, the Company’s inventories are subsequently recorded at their fair market values on a daily basis. The fair value for commodities inventory (i.e., inventory excluding commemorative coins) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory are classified in Level 1 of the valuation hierarchy.
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
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and June 30, 2016 aggregated by the level in the fair value hierarchy within which the measurements fall:

	September 30, 2016
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$297,608	$—	$—	$297,608
Derivative assets — open sale and purchase commitments, net	21,874	—	—	21,874
Derivative assets — futures contracts	6,901	—	—	6,901
Total assets, valued at fair value	$326,383	$—	$—	$326,383
Liabilities:
Liability on borrowed metals	$4,196	$—	$—	$4,196
Product financing arrangements	117,789	—	—	117,789
Derivative liabilities — liability on margin accounts	8,372	—	—	8,372
Derivative liabilities — open sales and purchase commitments, net	662	—	—	662
Derivative liabilities — forward contracts	4,485	—	—	4,485
Total liabilities, valued at fair value	$135,504	$—	$—	$135,504
____________________
(1) Commemorative coin inventory totaling $7,000 is held at lower of cost or market and is thus excluded from this table.

	June 30, 2016
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$245,041	$—	$—	$245,041
Derivative assets — open sale and purchase commitments, net	32,347	—	—	32,347
Derivative assets — forward contracts	1,385	—	—	1,385
Total assets, valued at fair value	$278,773	$—	$—	$278,773
Liabilities:
Liability on borrowed metals	$4,352	$—	$—	$4,352
Product financing arrangements	59,358	—	—	59,358
Derivative liabilities — liability on margin accounts	8,182	—	—	8,182
Derivative liabilities — open sale and purchase commitments, net	1,919	—	—	1,919
Derivative liabilities — futures contracts	13,914	—	—	13,914
Derivative liabilities — forward contracts	12,439	—	—	12,439
Total liabilities, valued at fair value	$100,164	$—	$—	$100,164
____________________
(1) Commemorative coin inventory totaling $16,000 is held at lower of cost or market and is thus excluded from this table.
There were no transfers in or out of Level 2 or 3 during the reported periods.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only under certain circumstances. These include cost method and equity method investments that are written down to fair value when a decline in the fair value is determined to be other-than-temporary, and long-lived assets or goodwill that are written down to fair value when they are held for sale or determined to be impaired.
The Company uses level-three inputs to measure the fair value of its investments on a non-recurring basis. The Company's two investments in noncontrolled entities do not have readily determinable fair values. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the carrying value of the instruments to the Company. As of September 30, 2016 and June 30, 2016, the carrying value of the Company's investments totaled $7.9 million and $7.9 million, respectively. During the three months ended September 30, 2016, the Company did not record any impairments related to these investments.
The Company uses level-three inputs to measure the fair value of goodwill and other intangibles on a non-recurring basis. These assets are measured at cost and are written down to fair value on the annual measurement dates or on the date of a triggering event, if impaired. As of September 30, 2016, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the three months ended September 30, 2016.

4.	RECEIVABLES
Receivables consist of the following as of September 30, 2016 and June 30, 2016:

in thousands
	September 30, 2016	June 30, 2016

Customer trade receivables	$4,619	$4,001
Wholesale trade advances	9,057	11,860
Due from brokers	7,100	27,471
Subtotal	20,776	43,332
Less: allowance for doubtful accounts	(30)	(30)
Receivables, net	$20,746	$43,302
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

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Three Months Ended September 30, 2016	$30	$—	$—	$30
Year Ended June 30, 2015	$30	$—	$—	$30

5.	SECURED LOANS RECEIVABLE
Below is a summary of the carrying-value of our secured loans as of September 30, 2016 and June 30, 2016:

in thousands
	September 30, 2016		June 30, 2016

Secured loans originated	$32,397		$36,280
Secured loans originated - with a related party	—		1,370
	32,397		37,650
Secured loans acquired	50,385	(1)	32,854	(2)
Secured loans (current and long-term)	$82,782		$70,504
_________________________________
(1)    Includes $79,000 of amortized loan premium as of September 30, 2016.
(2)    Includes $86,000 of amortized loan premium as of June 30, 2016.
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
    As of September 30, 2016 and June 30, 2016, our secured loans carried weighted-average effective interest rates of 9.0% and 8.7%, respectively, and mature in periods generally ranging from on-demand to two years.
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

in thousands
	September 30, 2016		June 30, 2016
Bullion	$52,764	63.7%	$35,168	49.9%
Numismatic and semi numismatic	29,368	35.5	34,636	49.1
Subtotal	82,132	99.2	69,804	99.0
Other pledged assets(1)	650	0.8	700	1.0
Total secured loans	$82,782	100.0%	$70,504	100.0%

_________________________________
(1)	Includes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
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

in thousands
	September 30, 2016		June 30, 2016
Loan-to-value of 75% or more (1)	$43,185	52.6%	$10,231	14.7%
Loan-to-value of less than 75% (1)	38,947	47.4	59,573	85.3
Secured loans collateralized by precious metal products (1)	$82,132	100.0%	$69,804	100.0%

_________________________________
(1)	Excludes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
    The Company had no loans with a loan-to-value ratio in excess of 100% at September 30, 2016. At June 30, 2016, the Company had no loans with a loan-to-value ratio in excess of 100%.
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
All loans are contractually subject to margin call. As a result, loans typically do not become impaired due to the fact the Company has the ability to require margin calls which are due upon receipt. Per the terms of the loan agreement, the Company has the right to liquidate the loan collateral in the event of a default. The material is highly liquid and easily sold to pay off the loan. Such circumstances would result in a short term impairment that would typically result in full repayment of the loan and fees due to the Company.
For the three months ended September 30, 2016 and 2015 , the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at September 30, 2016 and June 30, 2016:

in thousands
	September 30, 2016	June 30, 2016
Inventory held for sale	$62,000	$81,006
Repurchase arrangements with customers	101,941	92,283
Consignment arrangements with customers	11,682	8,042
Commemorative coins, held at lower of cost or market	7	16
Borrowed precious metals from suppliers	4,196	4,352
Product financing arrangement, restricted	117,789	59,358
	$297,615	$245,057
Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of September 30, 2016 and June 30, 2016, the inventory held for sale totaled $62.0 million and $81.0 million, respectively.
Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date, whereby the Company retains legal title to the metals. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2016 and June 30, 2016, included within inventory is $101.9 million and $92.3 million, respectively, of precious metals products subject to repurchase.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of September 30, 2016 and June 30, 2016 totaled $11.7 million and $8.0 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the precious metals, and the Company records a corresponding sale and receivable.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, are included in inventory at the lower of cost or market and totaled $7,000 and $16,000 as of September 30, 2016 and June 30, 2016, respectively.
Borrowed Precious Metals from Suppliers. Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis that are held by the supplier, whereby the supplier retains legal title to the metals. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $4.2 million and $4.4 million as of September 30, 2016 and June 30, 2016, respectively.

Product Financing Arrangements. Inventories include amounts for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company finances the inventory as collateral, and both parties intend for the inventory to be returned the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. Pursuant to the guidance in ASC 470-40 Product Financing Arrangements, these transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheets within product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $117.8 million and $59.4 million as of September 30, 2016 and June 30, 2016, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.) As of September 30, 2016 and June 30, 2016, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $1.0 million and $12.7 million, respectively.
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
The premium component, at market value, included in the inventories as of September 30, 2016 and June 30, 2016 totaled $3.4 million and $4.6 million, respectively.
7. PLANT, PROPERTY AND EQUIPMENT
Plant, property and equipment consists of the following at September 30, 2016 and June 30, 2016:

in thousands
	September 30, 2016	June 30, 2016
Office furniture, and fixtures	$1,295	$1,107
Computer equipment	412	407
Computer software	2,386	2,386
Plant equipment	1,855	—
Building	299	—
Leasehold improvements	1,981	1,661
Total depreciable assets	8,228	5,561
Less: accumulated depreciation	(3,268)	(3,043)
Property and equipment not placed in service	734	964
Land	36	—
Plant, Property and equipment, net	$5,730	$3,482
Depreciation expense for the three months ended September 30, 2016 and 2015 was $225,000 and $206,000, respectively.
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
In connection with the acquisition of A-Mark by Spectrum PMI on July 1, 2005, the accounts of the Company were adjusted using the push down basis of accounting to recognize the allocation of the consideration paid to the respective net assets acquired. In accordance with the push down basis of accounting, the Company's net assets were adjusted to their fair values as of the date of the acquisition based upon an independent appraisal. As a result, the balance of goodwill totaled $8.9 million and identifiable purchased intangible assets of $8.4 million as of June 30, 2016. Goodwill represents the excess of the purchase price and related costs over the value assigned to intangible assets of businesses acquired and accounted for under the purchase method.
Due to the Company's business combination with AMST that closed on August 31, 2016 (see Note 1) the Company recorded an additional $2.5 million and $4.3 million of identifiable intangible assets and goodwill, respectively. The Company’s investment in AMST is expected to create synergies between the acquired minting operation and the Company’s established distribution network by providing a more steady and reliable fabricated source of silver during times of market volatility. The Company considers that much of the acquired goodwill relates to the “ ready state” of AMST's established minting operation with existing quality processes, procedures and ability to scale production to meet market needs.
The carrying value of goodwill and other purchased intangibles as of September 30, 2016 and June 30, 2016 is as described below:

dollar amounts in thousands
		September 30, 2016			June 30, 2016
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Identifiable intangible Assets:
Existing customer relationships	5 - 15	6,447	(4,310)	2,137	5,747	(4,214)	1,533
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Intangibles subject to amortization		8,642	(6,505)	2,137	7,942	(6,409)	1,533
Trade Name	Indefinite	$2,254	$—	$2,254	$454	$—	$454
		$10,896	$(6,505)	$4,391	$8,396	$(6,409)	$1,987

Goodwill	Indefinite	$8,881	$—	$8,881	$4,620	$—	$4,620

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended September 30, 2016 and 2015 was $96,000 and $95,000, respectively.
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal year ending June 30,	Amount
2017 (9 months remaining)	$324
2018	432
2019	432
2020	425
2021	47
Thereafter	477
Total	$2,137

9.	LONG-TERM INVESTMENTS
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

in thousands
	September 30, 2016	June 30, 2016
Equity method investment	$7,359	$7,373
Cost method investment	500	500
	$7,859	$7,873
Equity Method Investment
The Company applies the equity method of accounting for its investment in which it has aggregate ownership interest of 20.0%. Under the equity method of accounting, the Company is required to record its proportional interest in the investee's reported net income or loss for each reporting period, and is required to present its prior period financial results to reflect the equity method of accounting from the date of its initial investment in the investee.
The Company proportionate share of the investee’s net (loss) income totaled $(14,000) and $412,000 for the three months ended September 30, 2016 and 2015, respectively. The Company's share of these earnings is shown as "other (expense) income" on the condensed consolidated statements of income.
Cost Method Investment
As of September 30, 2016 and June 30, 2016, the Company’s ownership percentage, based on the number of fully dilutive common shares outstanding, was 2.5%, and the aggregate carrying balance of this investment was $0.5 million.

10.	ACCOUNTS PAYABLE
Accounts payable consist of the following:

in thousands
	September 30, 2016	June 30, 2016
Trade payable to customers	$5,503	$603
Advances from customers	51,962	36,369
Liability on deferred revenue	2,767	6,546
Due to brokers	—	1,250
Other accounts payable	1,635	2,001
	$61,867	$46,769

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
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
The Company enters into derivative transactions solely for the purpose of hedging its inventory subject to price risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC, whereby the gains or losses would be deferred and included as a component of other comprehensive income. Instead, gains or losses resulting from the Company's futures and forward contracts and open sale and purchase commitments are reported as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability on the condensed consolidated balance sheets.
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). Substantially all of these transactions are secured by the underlying metals positions. As such, the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of September 30, 2016 and June 30, 2016.

	September 30, 2016				June 30, 2016

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$28,977	$(7,103)	$—	$21,874	$37,378	$(5,031)	$—	$32,347
Future contracts	6,901	—	—	6,901	—	—	—	—
Forward contracts	—	—	—	—	1,385	—	—	1,385
	$35,878	$(7,103)	$—	$28,775	$38,763	$(5,031)	$—	$33,732
Nettable derivative liabilities:
Open sale and purchase commitments	$755	$(93)	$—	$662	$2,938	$(1,019)	$—	$1,919
Margin accounts	13,598		(5,226)	8,372	12,439	—	(4,257)	8,182
Future contracts		—		—	13,914	—		13,914
Forward contracts	5,153	(668)	—	4,485	14,579	(2,140)	—	12,439
	$19,506	$(761)	$(5,226)	$13,519	$43,870	$(3,159)	$(4,257)	$36,454

Gains or Losses on Derivative Instruments
The Company records the derivative at the trade date with a corresponding unrealized gain (loss), which is reflected in the cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transaction is physically settled. Sales which are physically settled are recognized at the gross amount in the consolidated statements of income. Below, is a summary of the net (gains) losses on derivative instruments for the three months ended September 30, 2016 and 2015

in thousands
	Three Months Ended
	September 30, 2016	September 30, 2015
(Gains) losses on derivative instruments:
Unrealized gains on open future commodity and forward contracts and open sale and purchase commitments, net	$(18,150)	$(3,816)
Realized losses (gains) on future commodity contracts, net	14,259	(10,592)
	$(3,891)	$(14,408)
Summary of Hedging Activity
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of September 30, 2016 and at June 30, 2016.

in thousands
	September 30, 2016	June 30, 2016
Inventory	$297,615	$245,057
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(7)	(16)
Premium on metals position	(3,368)	(4,627)
Inventory value not hedged	(3,375)	(4,643)

Subtotal	294,240	240,414
Commitments at market:
Open inventory purchase commitments	697,837	550,810
Open inventory sales commitments	(229,931)	(237,325)
Margin sale commitments	(13,598)	(12,439)
In-transit inventory no longer subject to market risk	(3,326)	(7,363)
Unhedgable premiums on open commitment positions	1,478	400
Inventory borrowed from suppliers	(4,196)	(4,352)
Product financing arrangements	(117,789)	(59,358)
Advances on industrial metals	4,682	4,521
Inventory subject to price risk	629,397	475,308

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	401,792	188,530
Precious metals futures contracts at market values	225,849	286,449
Total market value of derivative financial instruments	627,641	474,979

Net inventory subject to commodity price risk	$1,756	$329

Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of September 30, 2016 and June 30, 2016, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	September 30, 2016	June 30, 2016
Purchase commitments	$697,837	$550,810
Sales commitments	(229,931)	(237,325)
Margin sales commitments	(13,598)	(12,439)
Open forward contracts	401,792	188,530
Open futures contracts	225,849	286,449
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase orders are properly not reflected in the accompanying condensed consolidated balance sheet, the Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At September 30, 2016, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations of its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized net gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $(6,000) and $(39,000) for the three months ended September 30, 2016 and 2015, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at September 30, 2016 was $1.5 million and $3.2 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2016 was $2.0 million and $4.4 million, respectively.
12.     INCOME TAXES
Income from operations before provision for income taxes the three months ended September 30, 2016 and 2015 is shown below:

in thousands
	Three Months Ended
	September 30, 2016	September 30, 2015
U.S.	$2,960	$9,088
Foreign	14	—
Income before provision for income taxes	$2,998	$9,088

The Company files a consolidated federal income tax return based on a June 30th tax year end. The provision for income taxes for the three months ended September 30, 2016 and 2015 consists of the following:

in thousands
	Three Months Ended
	September 30, 2016	September 30, 2015
Federal	$986	$3,209
State and local	73	260
Provision for income taxes	$1,059	$3,469

The effective tax rate for the three months ended September 30, 2016 and 2015 is as follows:

in thousands
	Three Months Ended
	September 30, 2016	September 30, 2015
Effective tax rate	35.5%	38.2%
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
As of September 30, 2016 and June 30, 2016, the amount receivable under the Company's income tax sharing obligation due from Former Parent totaled $0.0 million, and $0.2 million, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes receivable from Former Parent.
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
As of September 30, 2016 and June 30, 2016, the income tax receivable totaled $8.3 million and $7.3 million, respectively. As of September 30, 2016 and June 30, 2016, the deferred tax assets (non-current) totaled $0.0 million and $0.4 million, respectively, and the deferred tax liabilities (non-current) totaled $8.7 million and $7.2 million, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended September 30, 2016, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.
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

Net Operating Loss Carryforwards and Valuation Allowances
As of September 30, 2016 and June 30, 2016, the Company's federal net operating loss carryfowards totaled approximately $6.3 million and $0.0 million, respectively. The Company's tax-effected federal net operating loss carryforwards totaled, as of September 30, 2016 and June 30, 2016, $2.2 million and $0.0 million, respectively. As of September 30, 2016 and June 30, 2016, the Company's state and city net operating loss carryforwards totaled approximately $19.9 million and $16.6 million, respectively. The Company's tax-effected state and city net operating loss carryforwards totaled, as of September 30, 2016 and June 30, 2016, $0.4 million and $0.9 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2030. As of September 30, 2016 and June 30, 2016, the Company had $44,000 and $44,000, respectively, of valuation allowance for certain state and city net operating loss carryforwards, based on the Company's annual assessment of the realizability of its deferred tax assets.
Unrecognized Tax Benefits
The Company has taken or expects to take certain tax deductions on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. Below, is a reconciliation of the net unrecognized tax benefits for the three months ended September 30, 2016

in thousands

Beginning balance, June 30, 2016	$280
Reductions due to lapse of statute of limitations	—
Additions as a result of tax positions taken during current period	—
Reductions as a result of tax positions of prior years	—
Settlements	—
Ending balance, September 30, 2016	$280

In addition to the $280,000 of accrued tax expense related to unrecognized tax positions, as shown in the table above, as of September 30, 2016 the Company has accrued of $129,000 of interest and $92,000 of penalties related to its uncertain tax positions. As of September 30, 2016 the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $501,000, and, if recognized, would reduce the Company's effective tax rate. For the three months ended September 30, 2016, the Company recognized approximately $6,000 of interest expense and no expense related to penalties.
Tax Examinations
Refer to Note 12 of the Notes to Consolidated Financial Statements in the 2016 Annual Report for information relating to open tax examinations; there has been no significant changes since fiscal 2016 year end.
13. RELATED PARTY TRANSACTIONS
Sales and Purchases Made to Affiliated Companies
During the three months ended September 30, 2016 and 2015 , the Company made sales and purchases to various companies, which have been deemed to be related parties.

in thousands
	Three Months Ended
	September 30, 2016		September 30, 2015
	Sales	Purchases	Sales	Purchases
Former Parent	$6,668	$11,199	$10,482	$27,004
Equity method investee	129,076	89	246,869	3,311
Silver Towne	6,789	2,612	3,109	10,983
	$142,533	$13,900	$260,460	$41,298

Balances with Affiliated Companies
As of September 30, 2016 and June 30, 2016, the Company had related party receivables and payables balances as set forth below:

in thousands
	September 30, 2016			June 30, 2016
	Receivables	Payable		Receivables	Payable
Former Parent	$684	$45		$1,913	$138
Equity method investee	294			2,396	—
Silver Towne	81	2,023	(1)	—	282
	$1,059	$2,068		$4,309	$420

_________________________________
1) Includes a short-term earn-out liability of $0.4 million and a payable of $0.5 million recorded in accrued liabilities, and a long-term earn-out liability $1.1 million recorded in other long-term liabilities.

Secured Loans Made to Affiliated Companies
On July 23, 2015, CFC entered into a loan agreement with Former Parent providing a secured line of credit in the maximum principal amount of up to $2.5 million, bearing interest at a competitive rate per annum. The loan is secured by numismatic and semi-numismatic products. As of September 30, 2016 and June 30, 2016, the aggregate carrying value of this loan was $0.0 million and $1.4 million, respectively.
Interest Income Earned from Affiliated Companies
During the three months ended September 30, 2016 and 2015, the Company earned interest income related to loans made to Former Parent and related to financing products sold to Former Parent and to the equity method investee, as set forth below:

in thousands
	Three Months Ended
	September 30, 2016	September 30, 2015
Interest income from loan receivables	$10	$21
Interest income from finance products	668	494
	$678	$515

Other Income Earned from Equity Method Investee
During the three months ended September 30, 2016 and 2015, the Company recorded its proportional share of its equity method investee's net (loss) income as other income that total $(14,000) and $412,000, respectively. As of September 30, 2016 and June 30, 2016 the carrying balance of the equity method investment was $7.4 million and $7.4 million, respectively.
Income Tax Sharing Obligations
The amount receivable under the Company's income tax sharing obligation due from our Former Parent totaled $0.0 million, and $0.2 million as of September 30, 2016 and June 30, 2016 respectively, and is shown on the face of the condensed consolidated balance sheets as "income taxes receivable from Former Parent" (see Note 12.)
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
Lines of Credit
On March 31, 2016, the Company established a new borrowing facility ("Trading Credit Facility') with a syndicate of banks, with Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent for the syndicate. The Trading Credit Facility, which replaced the Company's previous borrowing facility with a group of financial institutions under an inter-creditor agreement, provides the Company with access up to $275.0 million, featuring a $225.0 million base with a $50.0 million accordion option. The Trading Credit Facility has a one-year maturity. Simultaneously with the effectiveness of the new Trading Credit Facility, the Company entered into a security agreement with the banks securing the Trading Credit Facility with substantially all of the Company’s assets on a first priority basis. The Company incurred $0.8 million of loan costs in connection with the Trading Credit Facility, which was capitalized and is being amortized over the term of the Trading Credit Facility. As of September 30, 2016 and June 30, 2016, the accumulated amortization of the loan cost was approximately $0.5 million and $0.6 million, respectively.
The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 0.53% and 0.47% as of September 30, 2016 and June 30, 2016, respectively. Borrowings are due on demand and totaled $203.0 million and $212.0 million at September 30, 2016 and at June 30, 2016, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $22.0 million and $17.8 million as determined on the Friday before September 30, 2016 and June 30, 2016, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one which requires the Company to maintain a minimum tangible net worth and one that has restrictions on dividend payments. As of September 30, 2016 the minimum tangible net worth financial covenant under the Trading Credit Facility was $35.0 million. The Company is in compliance with all restrictive financial covenants as of September 30, 2016.
Interest expense related to the Company’s lines of credit totaled $1.5 million and $1.1 million, which represents 65.0% and 92.1% of the total interest expense recognized, for the three months ended September 30, 2016 and 2015, respectively. Our lines of credit carried a daily weighted average effective interest rate of 2.98% and 2.83%, respectively, for the three months ended September 30, 2016 and 2015.
Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements, which bear interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $4.2 million and $4.4 million as of September 30, 2016 and June 30, 2016, respectively.
Product Financing Arrangements
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at a fixed price to these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $117.8 million and $59.4 million as of September 30, 2016 and June 30, 2016, respectively.
15. COMMITMENTS AND CONTINGENCIES
Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2016 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments. Other that the following items, the Company is not aware of any material changes to commitments as summarized the 2016 Annual Report.

•
Pursuant to the Silver Towne transaction (see Note 1), AMST entered into an exclusive distribution agreement with the Company with respect to the silver products produced by AMST that sets weekly minimum order quantities by A-Mark. For term of the agreement (3 years initially with two-year term renewals), the Company is required to order no less than 300,000 ounces of silver products per week on average during any consecutive four week period during the term of the agreement. The price paid per ounce is mutually determined by both parties, and is subject to adjustments every six months during the term.

•
Pursuant to the Silver Towne transaction (see Note 1), AMST entered into an exclusive supplier agreement with Asahi for refined silver, where A-Mark agreed pay Asahi for the refined silver delivered to AMST (as AMST may acquire to produce the finished product) and pay AMST a premium for such services. The term of the agreement is initially for three years with a two-year term renewal, and the pricing terms are subject to adjustments every six months. After the close of Silver Towne transaction, AMST entered into agreement to lease 100,000 ounces of refined silver from Asahi, where A-Mark provided a guarantee to Asahi for AMST's obligation related to value of refined silver leased from Asahi. The lease term is for one year with automatic one year renew term, and the lease fees are subject to adjustments every six months.

16.	STOCKHOLDERS’ EQUITY
Payment of Dividends
    In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of quarterly dividends. The table below summarizes the quarterly dividends declared pursuant to this policy:

Dividend Declaration Date	Record Date (at close of Business)	Type of Dividend	Basis of Payment		Payment Date

February 6, 2015	March 12, 2015	Cash	$0.05	per common share	March 20, 2015
May 1, 2015	May 14, 2015	Cash	$0.05	per common share	May 25, 2015
September 11, 2015	September 24, 2015	Cash	$0.05	per common share	October 5, 2015
October 30, 2015	November 13, 2015	Cash	$0.05	per common share	November 25, 2015
February 2, 2016	February 15, 2016	Cash	$0.07	per common share	February 29, 2016
April 29, 2016	May 13, 2016	Cash	$0.07	per common share	May 27, 2016
September 7, 2016	September 19, 2016	Cash	$0.07	per common share	October 7, 2016

On November 1, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common share to stockholders of record at the close of business on November 14, 2016, which is scheduled to be paid on or about December 1, 2016.
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
As of September 30, 2016, 168,800 shares were available for grant under the 2014 Plan.
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

•
Forfeitures.  The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual experience differs from those estimates. For the years ended June 30, 2017 and 2016, the Company estimated an average overall forfeiture rate of 0%. Share-based compensation is recorded net of expected forfeitures. The Company will periodically assess the forfeiture rate and the amount of expense recognized based on estimated historical forfeitures as compared to actual forfeitures. Changes in estimates are recorded in the period they are identified.

•
Risk-Free Rate.  The risk-free interest rate is selected based upon the implied yields in effect at the time of the option grant on U.S. Treasury zero-coupon issues with a term approximately equal to the expected life of the option being valued.

•
Dividends.  The Company anticipates on paying quarterly cash dividends $0.07 per outstanding shares of common stock for the foreseeable future. The Company estimates dividend yield based upon expectations of future dividends as of the grant date.

The weighted-averages for key assumptions used in determining the fair value of options granted during the three months ended September 30, 2016 follows:

Average volatility	39.1%
Risk-free interest rate	1.13%
Weighted-average expected life in years	5.91
Dividend yield rate	1.7%
There are no awards with performance conditions nor awards with market conditions.
Stock Options
During the three months ended September 30, 2016 and 2015, the Company incurred $191,460 and $38,670 of compensation expense related to stock options, respectively. As of September 30, 2016, there was total remaining compensation expense of $2.6 million related to employee stock options, which will be recorded over a weighted average period of approximately 3.0 years.
The following table summarizes the stock option activity for the three months ended September 30, 2016.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award (1)
Outstanding at June 30, 2016	581,527	$17.55	$1,466	$6.32
Granted	100,000	19.22
Cancellations, expirations and forfeitures	(2,200)	20.48
Outstanding at September 30, 2016	679,327	17.79	$1,435	$6.17

Exercisable at September 30, 2016	183,184	10.30	$1,054	$5.91

Following is a summary of the status of stock options outstanding at September 30, 2016:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	6.10	$8.39	86,296	6.12	$8.41
10.01	15.00	98,888	6.03	11.94	96,888	5.98	11.98
15.01	25.00	346,200	9.58	20.88	—	0.00	—
25.01	60.00	100,000	9.39	25.50	—	0.00	—
		679,327	8.35	17.79	183,184	6.04	10.30
Restricted Stock Units
During the three months ended September 30, 2016 and 2015, the Company incurred $0 and $14,804 of compensation expense related to Restricted Stock Units ("RSUs"), respectively. There was no RSU activity during the three months ended September 30, 2016, and there are no RSU outstanding as September 30, 2016.
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
17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the three months ended September 30, 2016 and 2015 are listed below:

in thousands
	Three Months Ended
	September 30, 2016		September 30, 2015
	Amount	Percent	Amount	Percent
Total revenue	$1,805,653	100.0%	$2,006,936	100.0%
Customer concentrations
HSBC Bank USA	$506,787	28.1%	$333,553	16.6%
Mitsubishi International Corp.	203,893	11.3	135,218	6.7
	$710,680	39.4%	$468,771	23.3%

Customers providing 10 percent or more of the Company's accounts receivable as of September 30, 2016 and June 30, 2016, respectively, are listed below:

in thousands
	September 30, 2016		June 30, 2016

	Amount	Percent	Amount	Percent
Total accounts receivable, net	$20,746	100.0%	$43,302	100.0%
Customer concentrations
Customer A	$5,965	28.8%	$—	—%
Customer B	6,764	32.6	5,256	12.1
	$12,729	61.4%	$5,256	12.1%

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
Revenue are attributed to geographic location based on customer location. The Company's geographic operations are as follows:

in thousands
	Three Months Ended
	September 30, 2016	September 30, 2015
Revenue by geographic region:
United States	$1,710,079	$1,853,272
Europe	47,020	52,132
North America, excluding United States	44,803	86,785
Asia Pacific	2,535	13,266
Africa	—	45
Australia	1,216	1,404
South America	—	32
Total revenue	$1,805,653	$2,006,936

in thousands
	September 30, 2016	June 30, 2016
Inventories by geographic region:
United States	$285,681	$224,617
Europe	3,552	5,258
North America, excluding United States	7,052	12,691
Asia	1,330	2,491
Total inventories	$297,615	$245,057

in thousands
	September 30, 2016	June 30, 2016
Assets by geographic region:
United States	$468,780	$413,621
Europe	6,367	8,344
North America, excluding United States	7,052	12,691
Asia	1,330	2,491
Total assets	$483,529	$437,147

in thousands
	September 30, 2016	June 30, 2016
Long-term assets by geographic region:
United States	$26,801	$18,824
Europe	60	62
Total long-term assets	$26,861	$18,886

19.	SUBSEQUENT EVENTS
Dividend Declaration
On November 1, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common share to stockholders of record at the close of business on November 14, 2016, which is scheduled to be paid on or about December 1, 2016.
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

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of September 30, 2016. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
The Company's wholly-owned subsidiary, A-M Global Logistics, LLC, referred to as Logistics, commenced operations as a logistics fulfillment center in July 2015. Logistics, based in based in Las Vegas, Nevada. provides our customers an array of complementary services, including: receiving, handling, inventorying, processing, packing, and shipping of precious metals and custom coins on a secure basis. Our logistics business generates less than 1% of the total revenues for each of the periods presented.
In August 2016, the Company formed AM&ST Associates, LLC (“AMST” or the "Mint"), a joint venture with Silver Towne, L.P. (“Silver Towne”), an Indiana-based producer of minted silver and dealer of rare coins and precious metal products. The Company and Silver Towne owns 55% and 45% of AMST respectively. AMST acquired the entire minting operations of Silver Towne to provide greater product selection to our customers, greater pricing stability within the supply chain and gain access to silver during volatile market environments, which have historically resulted in higher demand for precious metals products.
Our Strategy
The Company has grown from a small numismatics firm in 1965 to a significant participant in the bullion and coin markets, with approximately$6.8 billion and $6.1 billion in revenues for the years ended June 30, 2016 and 2015., respectively. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, particularly in Europe, and the scope of complementary products and services that we offer to our customers. We intend to promote our growth by leveraging off the strengths of our existing integrated operations: the depth of our customer relations; our access to market makers, suppliers and government mints and other mints; our trading offices in the U.S. and Europe, which are open 17 hours a day 5 days a week; our expansive precious metals dealer network; our depository relationships around the world; our knowledge of secured lending; our logistics capabilities; our trading expertise; and the quality and experience of our management team.
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
The Company also sells precious metals on forward contracts at a fixed price based on current prevailing precious metal spot prices with a certain delivery date in the future (up to six months from date of the forward contract.) Typically, these forward contracts are net settled against our other positions or are settled in cash, whereby no physical product is delivered. Sales on forward contracts can range between 20% to 35% of our total revenues in any given period, approximately. We enter into these forward contacts as part of our hedging strategy to mitigate our price risk of holding inventory; they are not entered into for speculative purposes.

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
RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended September 30, 2016
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended September 30, 2016 and 2015 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended September 30,	2016		2015		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,805,653	100.000%	$2,006,936	100.000%	$(201,283)	(10.0)%
Gross profit	8,064	0.447%	14,424	0.719%	$(6,360)	(44.1)%
Selling, general and administrative expenses	(5,664)	(0.314)%	(6,408)	(0.319)%	$(744)	(11.6)%
Interest income	2,884	0.160%	1,933	0.096%	$951	49.2%
Interest expense	(2,241)	(0.124)%	(1,234)	(0.061)%	$1,007	81.6%
Other income	(39)	(0.002)%	412	0.021%	$(451)	(109.5)%
Unrealized loss on foreign exchange	(6)	—%	(39)	(0.002)%	$33	NM
Net income before provision for income taxes	2,998	0.166%	9,088	0.453%	$(6,090)	(67.0)%
Provision for income taxes	(1,059)	(0.059)%	(3,469)	(0.173)%	$(2,410)	69.5%
Net income	1,939	0.107%	5,619	0.280%	$(3,680)	(65.5)%
Less: Net loss attributable to non-controlling interests	(11)	—%	—	—%	$(11)	—%
Net income attributable to the Company	$1,950	0.108%	$5,619	0.280%	$(3,669)	(65.3)%

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$0.28		$0.81		$(0.53)	(65.4)%
Diluted	$0.27		$0.80		$(0.53)	(66.3)%

Performance Metrics:
Gold ounces sold(1)	530,000		896,000		(366,000)	(40.8)%
Silver ounces sold(2)	21,775,000		40,454,000		(18,679,000)	(46.2)%
Trading ticket volume(3)	22,031		28,910		(6,879)	(23.8)%
Inventory turnover ratio(4)	6.6		8.9		(2.3)	(25.8)%
Number of secured loans at period end(5)	1,667		470		1,197	254.7%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the three-month period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the three-month period, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by our trading desks in Santa Monica and Vienna.

(4)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(5)	Number of outstanding secured loans to customers at the end of the period.

Revenues

Three Months Ended September 30,	2016		2015		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,805,653	100.000%	$2,006,936	100.000%	$(201,283)	(10.0)%
Performance Metrics
Gold ounces sold	530,000		896,000		(366,000)	(40.8)%
Silver ounces sold	21,775,000		40,454,000		(18,679,000)	(46.2)%

Revenues for the three months ended September 30, 2016 decreased $201.3 million, or 10.0%, to $1.806 billion from $2.007 billion in 2015. Our revenues decreased primarily due to a decrease in the total amount of gold ounces and silver ounces sold, partially offset by an increase in precious metal prices during the three months ended September 30, 2016 as compared to 2015.
Gold ounces sold for the three months ended September 30, 2016 decreased 366,000 ounces, or 40.8%, to 530,000 ounces from 896,000 ounces in 2015. Silver ounces sold for the three months ended September 30, 2016 decreased 18,679,000 ounces, or 46.2%, to 21,775,000 ounces from 40,454,000 ounces in 2015. On average, the prices for gold increased by 17.6% and prices for silver increased by 26.4% during the three months ended September 30, 2016 as compared to 2015.
    The decrease in sales for the three months ended September 30, 2016 as compared to the year ago period was principally due to more typical levels of sales activity and supply levels as compared to the unusual market conditions that existed during the three months ended September 30, 2015.
Gross Profit

Three Months Ended September 30,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$8,064	0.447%	$14,424	0.719%	$(6,360)	(44.1)%
Performance Metrics
Trading-ticket volume	22,031		28,910		(6,879)	(23.8)%
Inventory turnover ratio	6.6		8.9		(2.3)	(25.8)%

Gross profit for the three months ended September 30, 2016 decreased by $6.4 million, or 44.1%, to $8.1 million from $14.4 million in 2015. The Company’s profit margin percentage decreased by 37.8% to 0.447% from 0.719% in 2015. The Company’s profit margin decrease was primarily due to higher premium spreads on the Company’s primary products in 2015, when the Company experienced atypical volatility and supply constraints.
The trading-ticket volume for the three months ended September 30, 2016 decreased by 6,879 tickets, or 23.8%, to 22,031 tickets from 28,910 tickets in 2015. The decrease in our trading-ticket volume was primarily the result of unusually strong market conditions and demand in the three months ended September 30, 2015.
Our inventory turnover rate for the three months ended September 30, 2016 decreased by 25.8%, to 6.6 from 8.9 in 2015. The decrease in our inventory turnover rate was primarily due to higher volume of activity in its product financing arrangements and repurchase arrangements with customers (under these arrangements the Company carries inventory on its balance sheet for longer periods than inventory currently available for sale), foreign sourced metals which typically has longer transit times, and the longer carry periods associated with our higher margin custom products.

Selling, General and Administrative Expenses

Three Months Ended September 30,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(5,664)	(0.314)%	$(6,408)	(0.319)%	$(744)	(11.6)%

Selling, general and administrative expenses for the three months ended September 30, 2016 decreased $0.7 million, or 11.6%, to $5.7 million from $6.4 million in 2015. The decrease is primarily due to lower performance-based compensation accruals, which were partially offset by an increase in consulting expenses related to the development and implementation of a new enterprise resource system and to other non-recurring expenses.
Interest Income

Three Months Ended September 30,	2016		2015		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$2,884	0.160%	$1,933	0.096%	$951	49.2%
Performance Metrics
Number of secured loans at quarter-end	1,667		470		1,197	254.7%

Interest income for the three months ended September 30, 2016 increased $1.0 million, or 49.2%, to $2.9 million from $1.9 million in 2015. Interest income increased primarily due to an increase in the size of the CFC loan portfolio as well as improvement in certain finance products. The improvement in the value of loans outstanding, which resulted in higher interest income, was due primarily to an increase in the number of secured loans. The number of secured loans outstanding increased by 254.7% to 1,667 from 470 in 2015, primarily due to the acquisition of bullion-based loan portfolios. In addition, finance fees earned related to repurchase arrangements with customers increased by 47.2% in comparison to the same year-ago period.
Interest Expense

Three Months Ended September 30,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(2,241)	(0.124)%	$(1,234)	(0.061)%	$1,007	81.6%

Interest expense for the three months ended September 30, 2016 increased $1.0 million, or 81.6% to $2.2 million from $1.2 million in 2015. The increase was related primarily to a significantly greater usage of our lines of credit, resulting from continued growth across all parts of the Company's business, holding higher average inventory levels primarily related to product financing arrangements, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases
We believe the interest rates charged on borrowings under our credit facility (LIBOR plus a 2.5% margin) are consistent with current market interest rates for first lien demand loans secured by inventory and receivables.
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

Three Months Ended September 30,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(1,059)	(0.059)%	$(3,469)	(0.173)%	$(2,410)	69.5%

Our provision for income taxes was $1.1 million and $3.5 million for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate was approximately 35.5% and 38.2% for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate differs from the federal statutory rate primarily due to a lower federal tax rate based on the Company's income threshold and permanent tax benefits related to a proposed transaction that was abandoned.
LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of September 30, 2016, approximately 92% of our assets consisted of cash, customer receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
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
Lines of Credit

in thousands
	September 30, 2016	June 30, 2016	September 30, 2016 Compared to June 30, 2016
Lines of credit	$203,000	$212,000	$(9,000)
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
The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 0.53% and 0.47% as of September 30, 2016 and June 30, 2016, respectively. Borrowings are due on demand and totaled $203.0 million and $212.0 million at September 30, 2016 and at June 30, 2016, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation.   Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $22.0 million and $17.8 million as determined on the Friday before September 30, 2016 and June 30, 2016, respectively.
Liability on Borrowed Metals

in thousands
	September 30, 2016	June 30, 2016	September 30, 2016 Compared to June 30, 2016
Liability on borrowed metals	$4,196	$4,352	$(156)
We borrow precious metals from our suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $4.2 million and $4.4 million at September 30, 2016 and at June 30, 2016, respectively.
Product Financing Arrangements

in thousands
	September 30, 2016	June 30, 2016	September 30, 2016 Compared to June 30, 2016
Product financing arrangements	$117,789	$59,358	$58,431
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at a fixed price to a third party, which provides alternative sources of liquidity. During the term of the agreement both parties intend for inventory to be returned at an agreed-upon price based on the spot price on the termination (repurchase) date. The third parties charge monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales. Such obligation totaled $117.8 million and $59.4 million as of September 30, 2016 and June 30, 2016, respectively.
Secured Loans

in thousands
	September 30, 2016	June 30, 2016	September 30, 2016 Compared to June 30, 2016
Secured loans	$82,782	$70,504	$12,278
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
Dividends
In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share. In fiscal 2016, the Board of Directors modified the policy by increasing the quarterly cash dividend to $0.07 per common share. See Note 16, in the accompanying notes the condensed consolidated financial statements, for summary of the declared dividends.

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
The following summarizes components of our condensed consolidated statements of cash flows for the three months ended September 30, 2016 and 2015:

in thousands
Three Months Ended	September 30, 2016	September 30, 2015	September 30, 2016 Compared to September 30, 2015
Net cash used in operating activities	$(35,867)	$(54,495)	18,628
Net cash used in investing activities	$(14,125)	$(1,544)	(12,581)
Net cash provided by financing activities	$49,603	$40,156	9,447
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash used in operating activities
Operating activities used $35.9 million and used $54.5 million in cash for the three months ended September 30, 2016 and 2015, respectively, representing a $18.6 million decrease in the use of cash compared to the three months ended September 30, 2015. This period over period decrease in the of use of funds in operating activities was primarily due to changes in the balances of inventory, receivables, liabilities on borrowed metals and derivative assets, offset by changes in the balances of derivative liabilities, accounts payable, income tax receivables, secured loans and deferred income taxes.
Net cash used in investing activities
Investing activities used $14.1 million and used $1.5 million in cash for the three months ended September 30, 2016 and 2015, respectively, representing a $12.6 million increase in the use of cash compared to the three months ended September 30, 2015. This period over period increase is the result of the change in balance of secured loans of $9.0 million that was primarily due to additional acquisitions of loan portfolios, and an acquisition of a majority-owned subsidiary for $3.4 million made in the current comparable period.
Net cash provided by financing activities
Financing activities provided $49.6 million and provided $40.2 million in cash for the three months ended September 30, 2016 and 2015, respectively, representing an increase of $9.4 million in the in funds provided by financing activities compared to three months ended September 30, 2015. This period over period increase of funds provided by financing activities was primarily due to changes in the balance of product financing arrangements of $47.8 million and partially offset by changes in the balance of the Trading Credit Facility of $38.9 million.
CAPITAL RESOURCES
We believe that our current cash and cash equivalents, availability under the Trading Credit Facility and product financing arrangements, and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months.

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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at September 30, 2016 are scheduled to settle within 30 days.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability. Gains or losses resulting from the termination of hedge contracts are reported as cost of sales. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income. For the three months ended September 30, 2016 and 2015, the net gains on derivative instruments in the condensed consolidated statements of income totaled $3.9 million and $14.4 million, respectively .

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities , showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of September 30, 2016 and at June 30, 2016:

	September 30, 2016	June 30, 2016
Inventory	$297,615	$245,057
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(7)	(16)
Premium on metals position	(3,368)	(4,627)
Inventory value not hedged	(3,375)	(4,643)

Subtotal	294,240	240,414
Commitments at market:
Open inventory purchase commitments	697,837	550,810
Open inventory sales commitments	(229,931)	(237,325)
Margin sale commitments	(13,598)	(12,439)
In-transit inventory no longer subject to market risk	(3,326)	(7,363)
Unhedgable premiums on open commitment positions	1,478	400
Inventory borrowed from suppliers	(4,196)	(4,352)
Product financing arrangements	(117,789)	(59,358)
Advances on industrial metals	4,682	4,521
Inventory subject to price risk	629,397	475,308

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	401,792	188,530
Precious metals futures contracts at market values	225,849	286,449
Total market value of derivative financial instruments	627,641	474,979

Net inventory subject to commodity price risk	$1,756	$329

We are exposed to the risk of default of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At September 30, 2016, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties , the strong financial condition of our counterparties, and the short-term duration of these arrangements.
Commitments and Contingencies
Refer to Note 15 for other information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2016 and June 30, 2016, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	September 30, 2016	June 30, 2016
Purchase commitments	$697,837	$550,810
Sales commitments	$(229,931)	$(237,325)
Margin sale commitments	$(13,598)	$(12,439)
Open forward contracts	$401,792	$188,530
Open futures contracts	$225,849	$286,449
Foreign exchange forward contracts	$1,462	$1,992
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
Our significant accounting policies are discussed in Note 2 Summary of Significant Accounting Policies, respectively, of the Notes to the accompanying condensed consolidated financial statements that are included in this Quarterly Report. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
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
We account for our metals and sales contracts using settlement date accounting. Pursuant to such accounting, we recognize the sales or purchases of the metals at the settlement date. During the period between trade and settlement dates, we have essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC"). We record the derivatives at the trade date; the fair value of the open derivative contracts are shown as a component of receivables or payables in the accompanying condensed consolidated balance sheets. The corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. Sales which are physically settled are recognized at the gross amount in the condensed consolidated statements of income.
Inventories
The Company's inventories primarily include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: (1) published market values attributable to the cost of the raw precious metal, and (2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The premium is included in the cost of the inventory, paid at acquisition, and is a component of the total fair market value of the inventory. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged. The premium component of market value included in the inventories as of September 30, 2016 and June 30, 2016 totaled $3.4 million and $4.6 million, respectively.
The Company’s inventories, except for certain lower of cost or market basis products (as described below), are subsequently recorded at their fair market values. As of September 30, 2016 and June 30, 2016, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $1.0 million and $12.7 million, respectively. The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the condensed consolidated statements of income. For the three months ended September 30, 2016 and 2015, the net gains on derivative instruments in the condensed consolidated statements of income totaled $3.9 million and $14.4 million, respectively.
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Additionally, neither the commemorative coin inventory nor the premium component of our inventory is hedged. As of September 30, 2016 and June 30, 2016, our commemorative coin inventory totaled $7,000 and $16,000, respectively.
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $4.2 million and $4.4 million as of September 30, 2016 and June 30, 2016, respectively. The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.)
The Company enters into product financing agreements for the transfer and subsequent re-acquisition of gold and silver at a fixed price to a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing agreement, the third party company finances the inventory as collateral, and both parties intend to return the inventory to the Company at an agreed-upon price based on the spot price on the termination (repurchase) date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. This type of transaction does not qualify as sales, until the inventory is returned to (subsequent re-acquisition) the Company. Pursuant to the guidance in ASC 470-40 Product Financing Arrangements, the Company accounts for transaction as increase to inventory and an increase to product financing arrangements (a liability) on the condensed consolidated balance sheets. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $117.8 million and $59.4 million as of September 30, 2016 and June 30, 2016, respectively.
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of September 30, 2016 and June 30, 2016 totaled $11.7 million and $8.0 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable.
The Company enters into financing arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2016 and June 30, 2016, included within inventory is $101.9 million and $92.3 million of precious metals products subject to repurchase.

Goodwill and Other Purchased Intangible Assets
We evaluate goodwill and other indefinite life intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite life intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. We may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, a two-step impairment test is performed. This first step in this test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. In accordance with ASU No. 2011-08, we performed a qualitative assessment on our goodwill, totaling $4.6 million, and the Company did not identify any impairment events as of September 30, 2016.
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
We account for uncertainty in income taxes under the provisions of Topic 740 of the ASC. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the condensed consolidated statements of income. Please refer to Note 12 to the accompanying condensed consolidated financial statements for further discussion regarding these provisions.
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
Business Combinations
The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. The Company accounts for business combinations by applying the acquisition method in accordance with “ASC 805, Business Combinations. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.
Contingent consideration is classified as a liability or equity, as applicable. Contingent consideration in connection with the acquisition of a business is measured at fair value on acquisition date, and unless classified as equity, is remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value included in net income.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2 in Part I, Item I of this Form 10-Q.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings.

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
Because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The LIBOR rate was approximately 0.53% as of September 30, 2016.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 39.4% of A-Mark's revenues for the three months ended September 30, 2016. Those same two customers represented 23.3% of A-Mark's revenues for the three months ended September 30, 2015. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
We derive about 10% of our revenues from business outside the United States, including from customers in developing countries. Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries. These include risks of general applicability, such as the need to comply with multiple regulatory regimes; trade protection measures and import or export licensing requirements; and fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates. Currently, we do not conduct substantial business with customers in developing countries. However, if our business in these areas of the world were to increase, we would also face risks that are particular to developing countries, including the difficulty of enforcing agreements, collecting receivables; protecting inventory and other assets through foreign legal systems; limitations on the repatriation of earnings; currency devaluation and manipulation of exchange rates; and high levels of inflation.
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
Our performance is dependent on our senior management and certain other key employees. We have employment agreements with Greg Roberts, our CEO, and Thor Gjerdrum, our President, which expire on June 30, 2020 and June 30, 2019, respectively. These and other employees have expertise in the trading markets, have industry-wide reputations, and perform critical functions for our business. We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees. Also, there is significant competition for skilled precious metals traders and other industry professionals. The loss of our current key officers and employees, without the ability to replace them, would materially have an adverse effect our business.
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
The Company’s joint venture with Silver Towne, AMST, is subject to numerous risks which may affect our ability to successfully operate the joint venture.
In August 2016, the Company formed AMST, a joint venture with Silver Towne. The Company and Silver Towne own 55% and 45%, respectively, of AMST.  The Company manages the joint venture, which operates a mint (the “Mint”) that produces fabricated silver products.
The Company’s interest in AMST is subject to the risks customarily associated with the conduct of joint ventures, including the risk of (i) failure to agree on strategic decisions requiring the approval of both parties, (ii) failure of Silver Towne to meet its obligations, and (iii) disputes between the joint venturers or litigation regarding joint venture matters. Each of these risks could have a material adverse impact on the viability of AMST, which could have a material adverse impact on the Company’s future cash flows, earnings, results of operations and financial condition.
The Company has limited experience in operating a mint, and is reliant on the continued service of the experienced local management team that was retained in connection with the formation of the joint venture. The departure of any member of this management team, or other key employees, without adequate replacement could severely disrupt AMST’s business operations and could affect the profitability of the Mint.
AMST’s ability to continue to expand the scope of its services and products depends in part on its ability to increase the size of its skilled labor force. The inability to employ or retain skilled technical personnel could adversely affect AMST’s operating results. In the past, the demand for skilled personnel has been high and the supply limited.
Silver Towne, the prior operator of the Mint, has experienced increases in labor costs in recent years and may continue to do so in the future. If the market for labor requires continued substantial increases, the profitability of the Mint would be adversely impacted.
AMST depends on critical pieces of equipment which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures or business interruptions. AMST’s facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, accidents or violent weather conditions.  AMST has insurance to cover certain of the risks associated with equipment damage and resulting business interruption, but there are certain events that would not be covered by insurance and there can be no assurance that insurance will continue to be available on acceptable terms. Interruptions in AMST’s processing and production capabilities and shutdowns resulting from unanticipated events could have a material adverse effect on our financial condition, results of operations and cash flows.
An interruption in the sources of AMST’s metal supply could have a material adverse effect on its results of operations.  AMST has entered into a supply agreement with Asahi Refining USA Inc. ("Asahi") to provide all refined silver products needed by AMST in the conduct of its business. If Asahi experiences production problems, lack of capacity or transportation disruptions, or otherwise fails to fulfill its supply obligations to AMST, AMST may be unable to obtain sufficient amounts of metal on a timely basis or at competitive prices to meet its delivery schedules.
Pursuant to the exclusive distribution agreement between the Company and AMST, the Company is required to purchase no less than 300,000 ounces of fabricated silver products per week on average for any consecutive four week period during the term of the agreement, which has an initial term of three years, with two-year term renewals.  The price paid per ounce is mutually determined by the Company and AMST, and is subject to adjustments every six months during the term.
The market for fabricated silver products and refined silver is highly competitive and fragmented. There is no assurance that the Company will be able to retain existing clients to sell the silver products it is required to purchase from AMST or any excess production of the Mint at a profit.

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
We maintain a large and varied inventory of precious metal products, including bullion and coins, in order to support our trading activities and provide our customers with superior service. The amount of inventory that we are able to carry is constrained by the borrowing limitations and working capital covenants under the Trading Credit Facility. If commodity prices were to rise substantially, and we were unable to modify the terms of the Trading Credit Facility to compensate for the increase, the quantity of product that we could finance, and hence maintain in our inventory, would fall. This would likely have a material adverse effect on our operations.
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
The Company has determined that it qualifies as a smaller reporting company as of December 31, 2015 and 2014. As such, it is not categorized as an accelerated filer for the fiscal years ended June 30, 2017 and 2016. Therefore, the Company is not required to obtain a report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting for that year. The Company will continue to be exempt from the requirement of obtaining such a report unless and until it meets the definition of an accelerated filer.

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
Members of our board and management beneficially own about 45% of our outstanding common stock. Acting together in their capacity as shareholders, the board members and management could exert substantial influence over matters on which a shareholder vote is required, such as the approval of business combination transactions. Also because of the size of their beneficial ownership, the board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on shareholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public shareholders to influence the affairs of the Company.
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
ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

A-MARK PRECIOUS METALS, INC.
	November 9, 2016	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	November 9, 2016	By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	November 9, 2016
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	November 9, 2016
Cary Dickson	(Principal Financial Officer)