Form 10-Q
period 2016-12-31
A-Mark Precious Metals, Inc.
filed 2017-02-08
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

As of February 4, 2017, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2016

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)
(unaudited)

	December 31, 2016	June 30, 2016

ASSETS
Current assets:
Cash	$13,270	$17,142
Receivables, net	81,945	43,302
Derivative assets	39,577	33,732
Secured loans receivable	80,939	70,004

Inventories:
Inventories	169,457	185,699
Restricted inventories	121,466	59,358
	290,923	245,057

Income taxes receivable	1,429	7,318
Income taxes receivable from Former Parent	—	203
Prepaid expenses and other assets	1,272	1,503
Total current assets	509,355	418,261

Plant, property and equipment, net	6,063	3,482
Goodwill	8,881	4,620
Intangibles, net	4,280	1,987
Long-term secured loans receivable	—	500
Long-term investments	7,952	7,873
Deferred tax assets - non-current	453	424
Total assets	$536,984	$437,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$185,000	$212,000
Liability on borrowed metals	3,471	4,352
Product financing arrangements	121,466	59,358
Accounts payable	65,845	46,769
Derivative liabilities	74,358	36,454
Note payable - related party	500	—
Accrued liabilities	4,499	7,660
Income taxes payable	5,745	—
Total current liabilities	460,884	366,593
Deferred tax liabilities - non-current	3,933	7,245
Other long-term liabilities	1,117	—
Total liabilities	465,934	373,838

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of December 31, 2016 and June 30, 2016	—	—
Common Stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 and 7,021,450 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	71	71
Additional paid-in capital	22,812	22,220
Retained earnings	44,734	41,018
Total A-Mark Precious Metals, Inc. stockholders’ equity	67,617	63,309
Non-controlling interest	3,433	—
Total stockholders’ equity	71,050	63,309
Total liabilities, non-controlling interest and stockholders’ equity	$536,984	$437,147

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Revenues	$2,126,361	$1,529,143	$3,932,014	$3,536,079
Cost of sales	2,116,502	1,523,467	3,914,091	3,515,979
Gross profit	9,859	5,676	17,923	20,100

Selling, general and administrative expenses	(6,131)	(4,528)	(11,795)	(10,936)
Interest income	2,959	2,182	5,818	4,115
Interest expense	(2,447)	(1,322)	(4,688)	(2,556)
Other income	93	94	79	506
Unrealized (loss) gain on foreign exchange	(3)	150	(9)	111
Net income before provision for income taxes	4,330	2,252	7,328	11,340
Provision for income taxes	(1,590)	(863)	(2,649)	(4,332)
Net income	2,740	1,389	4,679	7,008
Add: Net loss attributable to non-controlling interest	(10)	—	(21)	—
Net income attributable to the Company	$2,750	$1,389	$4,700	$7,008

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.39	$0.20	$0.67	$1.00
Diluted	$0.39	$0.20	$0.66	$0.99
Weighted average shares outstanding:
Basic	7,023,300	6,973,500	7,027,400	6,973,500
Diluted	7,108,900	7,119,000	7,112,800	7,089,700

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interest	Total Stockholders’ Equity
Balance, June 30, 2016	7,021,450	$71	$22,220	$41,018	$63,309	$—	$63,309
Net income (loss)	—	—	—	4,700	4,700	(21)	4,679
Share-based compensation	—	—	420	—	420	—	420
Minority interest contribution	—	—	—	—	—	3,454	3,454
Stock award grant	10,000	—	172	—	172	—	172
Dividends declared	—	—	—	(984)	(984)	—	(984)
Balance, December 31, 2016	7,031,450	$71	$22,812	$44,734	$67,617	$3,433	$71,050

See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

Six Months Ended	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net income	$4,679	$7,008
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	707	606
Amortization of loan cost	378	—
Deferred income taxes	(3,341)	1,748
Interest added to principal of secured loans	(34)	(46)
Share-based compensation	420	107
Earnings from equity method investment	(79)	(506)
Changes in assets and liabilities:
Receivables	(38,643)	7,468
Secured loans	8,442	2,361
Secured loans to Former Parent	(1,453)	(881)
Derivative assets	(5,845)	(5,759)
Income tax receivable	5,889	864
Inventories	(45,866)	(48,278)
Prepaid expenses and other current assets	(147)	554
Accounts payable	19,076	5,420
Derivative liabilities	37,904	2,033
Liabilities on borrowed metals	(881)	(5,266)
Accrued liabilities	(3,567)	263
Receivable from/payables to Former Parent	203	1,605
Income taxes payable	5,745	—
Net cash used in operating activities	(16,413)	(30,699)
Cash flows from investing activities:
Capital expenditures for property and equipment	(944)	(574)
Purchase of long-term investments	—	(2,336)
Secured loans, net	(17,390)	(9,826)
Acquisition of majority-owned subsidiary, net of cash	(3,421)	—
Net cash used in investing activities	(21,755)	(12,736)
Cash flows from financing activities:
Product financing arrangements, net	62,108	11,079
Dividends	(984)	(696)
(Repayments) borrowings under lines of credit, net	(27,000)	15,500
Stock award grant	172	—
Net cash provided by financing activities	34,296	25,883
Net decrease in cash and cash equivalents	(3,872)	(17,552)
Cash and cash equivalents, beginning of period	17,142	20,927
Cash and cash equivalents, end of period	$13,270	$3,375

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$3,968	$2,393
Income taxes	$365	$113
Non-cash investing and financing activities:
Interest added to principal of secured loans	$34	$46
Contribution of assets from minority interest	$3,454	$—
Payable to minority interest partner for acquired business	$500	$—
Earn out obligation payable to minority interest partner	$1,523	$—
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
The Company’s majority-owned affiliate, AM&ST Associates, LLC (“AMST”), operates the Company's minting operations in Winchester, Indiana (see Silvertowne Mint Transaction below).
Silvertowne Mint Transaction
On August 31, 2016, the Company formed a joint venture AMST with Silvertowne, L.P. (“Silvertowne”), an Indiana-based producer of minted silver products. The purpose of the joint venture was to acquire the entire minting operations of Silvertowne and continue to manage and grow that business using the expanded resources of the joint venture.
    In exchange for their respective membership interests in AMST, (i) Silvertowne contributed a 48.47% interest in Silvertowne's assets to AMST, valued at $3,453,750, and (ii) A-Mark contributed $3,721,250 in cash to AMST and agreed to contribute an additional $500,000 in cash in August 2017, resulting in Silvertowne and the Company owning 45% and 55% of AMST, respectively. Of the cash contributions made at closing, $3,171,250 was used to purchase the interest in the remaining interest in Silvertowne' contributed assets (see following paragraph), $250,000 was used to purchase the land and building where AMST's minting operations is located, and $300,000 was provided for working capital.
        Simultaneously with the formation of AMST, under the Asset Purchase Agreement dated August 31, 2016, AMST purchased the remaining 51.53% interest in Silvertowne's assets for an aggregate purchase price of $3,671,250, of which $3,171,250 was paid at closing and the balance of $500,000 was represented by a promissory note, which is due and payable one year following the closing. The real estate was acquired separately from the Asset Purchase agreement. As additional consideration for the acquired assets (the tangible plant assets and identifiable intangible assets), AMST agreed to pay Silvertowne earn-out payments over three years up to $1.0 million each year based on the achievement of specified performance and production thresholds. The total fair value of the assets contributed (by Silvertowne and A-Mark) and acquired by AMST was $7,675,000 before contingent future earn-out payments. The Company has measured the fair value of the contingent future earn-out payments based on the weighted average probability of anticipated outcomes, and estimates the potential consideration to be $1,523,000 as of December 31, 2016.
At the closing, AMST entered into (a) an exclusive distribution agreement with the A-Mark with respect to the silver products produced by the AMST that sets weekly minimum order quantities by A-Mark (see Note 15), and (b) a supply agreement with Asahi Refining USA, Inc. ("Asahi") to provide all refined silver products needed by AMST in the conduct of its business (see Note 15), and grant Asahi the option to purchase a 10% membership interest in AMST through 2019.

The purchase price (consisting of: $3,453,750 of assets contributed by Silvertowne, $3,721,250 of cash and agreement to contribute an additional $500,000 in cash on August 2017 by the Company, and $1,523,000 contingent earn-out obligation of AMST) has been allocated to the total assets purchased based on their fair value on the date of acquisition as follows:

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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2016 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2016 Annual Report.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current fiscal year's condensed consolidated financial statement presentation. In the previous reported periods, deferred tax assets and liabilities were classified as current and non-current on the consolidated balance sheets; these items are shown as non-current tax assets and liabilities. As a result of required change in accounting treatment from the cost method to the equity method related to the Company's increased ownership interest in our investment, the earnings from our equity method investment was retrospectively applied to the previous period, as shown in other income and provision for income taxes in the condensed consolidated statements of income.
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
Business Combinations
The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. The Company accounts for business combinations by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.
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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2016 and June 30, 2016.
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
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. As of December 31, 2016 and June 30, 2016, the Company has not identified any impairments.
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

Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of December 31, 2016 and June 30, 2016, management concluded that no impairment adjustments were required.
Amortizable intangible assets are being amortized on a straight-line basis which approximates economic use, over periods ranging from three years to fifteen years. The Company considers the useful life of the trademarks to be indefinite. The Company tests the value of the trademarks and trade name annually for impairment.
Long-Term Investments
Investments in privately-held entities that are at least 20% but less than 50% owned by the Company are accounted for using the equity method. Under the equity method the carrying value of the investment is adjusted for the Company’s proportionate share of the investee’s earnings or losses, with the corresponding share of earnings or losses reported in other income (expense). The carrying value of the investment is reduced by the amount of the dividends received from the equity-method investee, as they are considered a return of capital.
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
We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. As of December 31, 2016 and June 30, 2016, the Company did not identify any impairments.
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
Revenue Recognition
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. The Company records sales of precious metals generally upon receipt by the customer. The Company records revenues from its metal assaying and melting services after the related services are completed and the effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. The Company records revenues from its storage and logistics services after the related services are completed.
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
Derivative Instruments
The Company’s inventory, and purchase and sale commitment transactions consist of precious metals products. The value of our inventory and these commitments are linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only credit worthy financial institutions. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions. Notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity.
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
Advertising
Advertising expense was $199,000 and $153,000, respectively, for the three months ended December 31, 2016 and 2015. Advertising expense was $366,000 and $326,000, respectively, for the six months ended December 31, 2016 and 2015.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $1.2 million and $1.8 million, respectively, for the three months ended December 31, 2016 and 2015. Shipping and handling costs incurred totaled $2.3 million and $4.1 million, respectively, for the six months ended December 31, 2016 and 2015.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares for the three and six months ended December 31, 2016 and 2015.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Basic weighted average shares outstanding	7,023	6,974	7,027	6,974
Effect of common stock equivalents — stock issuable under outstanding equity awards	86	145	86	116
Diluted weighted average shares outstanding	7,109	7,119	7,113	7,090

Recent Accounting Pronouncements Not Yet Adopted
In August 2016 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for the Company, on July 1, 2018 (for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years). The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our consolidated financial position, results of operations or cash flows and related disclosures.
In March 2016, FASB issued ASU No. 2016-09, (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This update is effective for the Company, on July 1, 2017. We are evaluating the new guidelines to see if they will have a significant impact on our consolidated financial position, results of operations or cash flows and related disclosures.
In February 2016, FASB issued ASU No. 2016-02, (“ASU 2016-02”), Leases (Topic 842). The amendments in this update require lessees to recognize a lease liability measured on a discounted basis and a right-of-use asset for all leases at the commencement date. This update is effective for the Company, on July 1, 2019 (for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years), and is to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are evaluating the new guidelines, but we believe that its adoption will not have a material impact on our consolidated financial position, results of operations or cash flows and related disclosures, as the Company has minimal lease commitments.

    In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify aspects relating to the identification of performance obligations and improve the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 address certain issues identified on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. For all of the ASUs noted above, the effective date for Company is July 1, 2018(for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years) for annual and interim reporting periods. Either the retrospective or cumulative effect transition method is permitted. We have begun categorizing our various contract revenue streams in order to isolate those that will be significantly impacted. Once we have identified the impacted revenue streams, we can begin estimating the potential impact of the new standard as well as identify necessary control and process changes.
3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2016 and June 30, 2016.

in thousands
	December 31, 2016		June 30, 2016
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$13,270	$13,270	$17,142	$17,142
Receivables, net	81,945	81,945	43,302	43,302
Secured loans receivable	80,939	80,939	70,504	70,504
Derivative assets - open sale and purchase commitments, net	3,184	3,184	32,347	32,347
Derivative assets - futures contracts	19,531	19,531	—	—
Derivative assets - forward contracts	16,862	16,862	1,385	1,385
Income taxes receivables	1,429	1,429	7,318	7,318
Income taxes receivable from Former Parent	—	—	203	203
Financial liabilities:
Lines of credit	$185,000	$185,000	$212,000	$212,000
Liability on borrowed metals	3,471	3,471	4,352	4,352
Product financing arrangements	121,466	121,466	59,358	59,358
Derivative liabilities - liability on margin accounts	5,415	5,415	8,182	8,182
Derivative liabilities - open sale and purchase commitments, net	68,434	68,434	1,919	1,919
Derivative liabilities - futures contracts	470	470	13,914	13,914
Derivative liabilities - forward contracts	39	39	12,439	12,439
Accounts payable	65,845	65,845	46,769	46,769
Accrued liabilities	4,499	4,499	7,660	7,660
Income taxes payable	5,745	5,745	—	—
Note payable - related party	500	500	—	—

The fair values of the financial instruments shown in the above table as of December 31, 2016 and June 30, 2016 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.

Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
The carrying amounts of cash, secured loans receivable, accounts receivable, income taxes receivable, accounts payable, income tax payable, note payable, and accrued liabilities approximated fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.
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
Product Financing Arrangements. Product financing arrangements consist of financing agreements for the transfer and subsequent re-acquisition of the sale of gold and silver at a fixed price with a third party. Such transactions allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation, which is carried at fair value. The obligation is stated at the amount required to repurchase the outstanding inventory. Fair value is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Product financing arrangements are classified in Level 1 of the valuation hierarchy.
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and June 30, 2016 aggregated by the level in the fair value hierarchy within which the measurements fall:

	December 31, 2016
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$290,889	$—	$—	$290,889
Derivative assets — open sale and purchase commitments, net	3,184	—	—	3,184
Derivative assets — futures contracts	19,531	—	—	19,531
Derivative assets — forward contracts	16,862	—	—	16,862
Total assets, valued at fair value	$330,466	$—	$—	$330,466
Liabilities:
Liability on borrowed metals	$3,471	$—	$—	$3,471
Product financing arrangements	121,466	—	—	121,466
Derivative liabilities — liability on margin accounts	5,415	—	—	5,415
Derivative liabilities — open sale and purchase commitments, net	68,434	—	—	68,434
Derivative liabilities — future contracts	470	—	—	470
Derivative liabilities — forward contracts	39	—	—	39
Total liabilities, valued at fair value	$199,295	$—	$—	$199,295
____________________
(1) Commemorative coin inventory totaling $34,000 is held at lower of cost or market and is thus excluded from this table.

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
The Company uses level-three inputs to measure the fair value of its investments on a non-recurring basis. The Company's two investments in noncontrolled entities do not have readily determinable fair values. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the carrying value of the instruments to the Company. As of December 31, 2016 and June 30, 2016, the carrying value of the Company's investments totaled $8.0 million and $7.9 million, respectively. During the three and six months ended December 31, 2016, the Company did not record any impairments related to these investments.
The Company uses level-three inputs to measure the fair value of goodwill and other intangibles on a non-recurring basis. These assets are measured at cost and are written down to fair value on the annual measurement dates or on the date of a triggering event, if impaired. As of December 31, 2016, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the three and six months ended December 31, 2016.

4.	RECEIVABLES
Receivables consist of the following as of December 31, 2016 and June 30, 2016:

in thousands
	December 31, 2016	June 30, 2016

Customer trade receivables	$3,475	$4,001
Wholesale trade advances	74,044	11,860
Due from brokers	4,456	27,471
Subtotal	81,975	43,332
Less: allowance for doubtful accounts	(30)	(30)
Receivables, net	$81,945	$43,302
Customer Trade Receivables. Customer trade receivables represent short-term, non-interest bearing amounts due from precious metal sales and are secured by the related precious metals stored with the Company, or other secured interests in assets of the customer.
Wholesale Trade Advances. Wholesale trade advances represent advances of various bullion products and cash advances for purchase commitments of precious metal inventory. Typically, these advances are: unsecured, short-term, and non-interest bearing, which are made to wholesale metals dealers and government mints.
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

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Six Months Ended December 31, 2016	$30	$—	$—	$30
Year Ended June 30, 2015	$30	$—	$—	$30

5.	SECURED LOANS RECEIVABLE
Below is a summary of the carrying-value of our secured loans as of December 31, 2016 and June 30, 2016:

in thousands
	December 31, 2016		June 30, 2016

Secured loans originated	$28,933		$36,280
Secured loans originated - with a related party	2,823		1,370
	31,756		37,650
Secured loans acquired	49,183	(1)	32,854	(2)
Secured loans (current and long-term)	$80,939		$70,504
_________________________________
(1)    Includes $72,000 of amortized loan premium as of December 31, 2016.
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
Secured Loans - Acquired: Secured loans also include short-term loans, which include a combination of on-demand lines and short term facilities that are purchased from our customer. The Company acquires a portfolio of their loan receivables at a price that approximates the aggregate carrying-value of each loan in the portfolio, as determined on the effective transaction date. Each loan in the portfolio is fully secured by the borrowers' assets, which include bullion, numismatic and semi-numismatic material that are held in safekeeping by the Company. Typically, the seller of the loan portfolio retains the responsibility for the servicing and administration of the loans.
    As of December 31, 2016 and June 30, 2016, our secured loans carried weighted-average effective interest rates of 9.0% and 8.7%, respectively, and mature in periods generally ranging from on-demand to two years.
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

in thousands
	December 31, 2016		June 30, 2016
Bullion	$51,850	64.1%	$35,168	49.9%
Numismatic and semi numismatic	29,089	35.9	34,636	49.1
Subtotal	80,939	100.0	69,804	99.0
Other pledged assets(1)	—	—	700	1.0
Total secured loans	$80,939	100.0%	$70,504	100.0%

_________________________________
(1)	Includes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
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

in thousands
	December 31, 2016		June 30, 2016
Loan-to-value of 75% or more (1)	$43,638	53.9%	$10,231	14.7%
Loan-to-value of less than 75% (1)	37,301	46.1	59,573	85.3
Secured loans collateralized by precious metal products (1)	$80,939	100.0%	$69,804	100.0%

_________________________________
(1)	Excludes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
    The Company had no loans with a loan-to-value ratio in excess of 100% at December 31, 2016. At June 30, 2016, the Company had no loans with a loan-to-value ratio in excess of 100%.
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
For the three and six months ended December 31, 2016, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at December 31, 2016 and June 30, 2016:

in thousands
	December 31, 2016	June 30, 2016
Inventory held for sale	$69,054	$81,006
Repurchase arrangements with customers	91,034	92,283
Consignment arrangements with customers	5,864	8,042
Commemorative coins, held at lower of cost or market	34	16
Borrowed precious metals from suppliers	3,471	4,352
Product financing arrangement, restricted	121,466	59,358
	$290,923	$245,057
Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of December 31, 2016 and June 30, 2016, the inventory held for sale totaled $69.1 million and $81.0 million, respectively.
Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date, whereby the Company retains legal title to the metals. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2016 and June 30, 2016, included within inventory is $91.0 million and $92.3 million, respectively, of precious metals products subject to repurchase.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2016 and June 30, 2016 totaled $5.9 million and $8.0 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the precious metals, and the Company records a corresponding sale and receivable.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, are included in inventory at the lower of cost or market and totaled $34,000 and $16,000 as of December 31, 2016 and June 30, 2016, respectively.
Borrowed Precious Metals from Suppliers. Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis that are held by the supplier, whereby the supplier retains legal title to the metals. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $3.5 million and $4.4 million as of December 31, 2016 and June 30, 2016, respectively.

Product Financing Arrangements. Inventories include amounts for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company finances the inventory as collateral, and both parties intend for the inventory to be returned the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. Pursuant to the guidance in ASC 470-40 Product Financing Arrangements, these transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheets within product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $121.5 million and $59.4 million as of December 31, 2016 and June 30, 2016, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.) As of December 31, 2016 and June 30, 2016, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(8.4) million and $12.7 million, respectively.
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
The premium component, at market value, included in the inventories as of December 31, 2016 and June 30, 2016 totaled $5.7 million and $4.6 million, respectively.
7. PLANT, PROPERTY AND EQUIPMENT
Plant, property and equipment consists of the following at December 31, 2016 and June 30, 2016:

in thousands
	December 31, 2016	June 30, 2016
Office furniture, and fixtures	$1,378	$1,107
Computer equipment	415	407
Computer software	2,386	2,386
Plant equipment	1,919	—
Building	306	—
Leasehold improvements	1,947	1,661
Total depreciable assets	8,351	5,561
Less: accumulated depreciation	(3,543)	(3,043)
Property and equipment not placed in service	1,219	964
Land	36	—
Plant, property and equipment, net	$6,063	$3,482
Depreciation expense for the three months ended December 31, 2016 and 2015 was $275,000 and $209,000, respectively. Depreciation expense for the six months ended December 31, 2016 and 2015 was $500,000 and $415,000, respectively.

8. GOODWILL AND INTANGIBLE ASSETS
On July 1, 2005, all of the outstanding common stock of A-Mark was acquired by Spectrum PMI, Inc. Spectrum PMI was a holding company whose outstanding common stock was owned 80% by SGI, and 20% by Auctentia, S.L. In September 2012, SGI purchased from Auctentia its 20% interest in Spectrum PMI. In September 2013, Spectrum PMI was merged with and into SGI, as a result of which all of the outstanding shares of A-Mark were then owned directly by SGI.
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
The carrying value of goodwill and other purchased intangibles as of December 31, 2016 and June 30, 2016 is as described below:

dollar amounts in thousands
		December 31, 2016			June 30, 2016
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Identifiable intangible Assets:
Existing customer relationships	5 - 15	6,447	(4,421)	2,026	5,747	(4,214)	1,533
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Intangibles subject to amortization		8,642	(6,616)	2,026	7,942	(6,409)	1,533
Trade Name	Indefinite	$2,254	$—	$2,254	$454	$—	$454
		$10,896	$(6,616)	$4,280	$8,396	$(6,409)	$1,987

Goodwill	Indefinite	$8,881	$—	$8,881	$4,620	$—	$4,620

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended December 31, 2016 and 2015 was $111,000 and $95,000, respectively. Amortization expense related to the Company's intangible assets for the six months ended December 31, 2016 and 2015 was $207,000 and $191,000, respectively.
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal year ending June 30,	Amount
2017 (six months remaining)	$236
2018	455
2019	455
2020	448
2021	70
Thereafter	362
Total	$2,026

9.	LONG-TERM INVESTMENTS
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

in thousands
	December 31, 2016	June 30, 2016
Equity method investment	$7,452	$7,373
Cost method investment	500	500
	$7,952	$7,873
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
The Company's proportionate share of the investee’s net income totaled $93,000 and $94,000 for the three months ended December 31, 2016 and 2015, respectively. The Company proportionate share of the investee’s net income totaled $79,000 and $506,000 for the six months ended December 31, 2016 and 2015, respectively. The Company's share of these earnings is shown as "other income" on the condensed consolidated statements of income.
Cost Method Investment
As of December 31, 2016 and June 30, 2016, the Company’s ownership percentage, based on the number of fully dilutive common shares outstanding, was 2.5%, and the aggregate carrying balance of this investment was $0.5 million.

10.	ACCOUNTS PAYABLE
Accounts payable consists of the following:

in thousands
	December 31, 2016	June 30, 2016
Trade payable to customers	$5,471	$603
Advances from customers	45,850	36,369
Liability on deferred revenue	4,086	6,546
Due to brokers	7,866	1,250
Other accounts payable	2,572	2,001
	$65,845	$46,769

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
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
The Company's policy is to substantially hedge its inventory position, net of open sale and purchase commitments that are subject to price risk. The Company regularly enters into precious metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. The Company also maintains relationships with major market makers in every major precious metals dealing center.
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). Substantially all of these transactions are secured by the underlying metals positions. As such, the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of December 31, 2016 and June 30, 2016.

	December 31, 2016				June 30, 2016

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$4,787	$(1,603)	$—	$3,184	$37,378	$(5,031)	$—	$32,347
Future contracts	11,665	—	7,866	19,531	—	—	—	—
Forward contracts	17,307	(445)	—	16,862	1,385	—	—	1,385
	$33,759	$(2,048)	$7,866	$39,577	$38,763	$(5,031)	$—	$33,732
Nettable derivative liabilities:
Open sale and purchase commitments	$69,692	$(1,258)	$—	$68,434	$2,938	$(1,019)	$—	$1,919
Margin accounts	9,971	—	(4,556)	5,415	12,439	—	(4,257)	8,182
Future contracts	(3,986)	—	4,456	470	13,914	—	—	13,914
Forward contracts	39	—	—	39	14,579	(2,140)	—	12,439
	$75,716	$(1,258)	$(100)	$74,358	$43,870	$(3,159)	$(4,257)	$36,454

Gains or Losses on Derivative Instruments
The Company records the derivative at the trade date with a corresponding unrealized gain (loss), which is reflected in the cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transaction is physically settled. Sales which are physically settled are recognized at the gross amount in the consolidated statements of income. Below, is a summary of the net gains (losses) on derivative instruments for the three and six months ended December 31, 2016 and 2015.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Gains (losses) on derivative instruments:
Unrealized (losses) gains on open future commodity and forward contracts and open sale and purchase commitments, net	$(52,983)	$(596)	$(34,833)	$3,220
Realized gains (losses) on future commodity contracts, net	30,083	3,197	15,824	13,788
	$(22,900)	$2,601	$(19,009)	$17,008
Summary of Hedging Activity
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of December 31, 2016 and at June 30, 2016.

in thousands
	December 31, 2016	June 30, 2016
Inventory	$290,923	$245,057
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(34)	(16)
Premium on metals position	(5,718)	(4,627)
Inventory value not hedged	(5,752)	(4,643)

Subtotal	285,171	240,414
Commitments at market:
Open inventory purchase commitments	654,274	550,810
Open inventory sales commitments	(254,251)	(237,325)
Margin sale commitments	(9,971)	(12,439)
In-transit inventory no longer subject to market risk	(5,079)	(7,363)
Unhedgable premiums on open commitment positions	2,972	400
Inventory borrowed from suppliers	(3,471)	(4,352)
Product financing arrangements	(121,466)	(59,358)
Advances on industrial metals	2,680	4,521
Inventory subject to price risk	550,859	475,308

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	371,612	188,530
Precious metals futures contracts at market values	178,463	286,449
Total market value of derivative financial instruments	550,075	474,979

Net inventory subject to commodity price risk	$784	$329

Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of December 31, 2016 and June 30, 2016, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	December 31, 2016	June 30, 2016
Purchase commitments	$654,274	$550,810
Sales commitments	(254,251)	(237,325)
Margin sales commitments	(9,971)	(12,439)
Open forward contracts	371,612	188,530
Open futures contracts	178,463	286,449
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase orders are properly not reflected in the accompanying condensed consolidated balance sheet, the Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2016, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations of its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized (losses) gains on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $(3,000) and $150,000 for the three months ended December 31, 2016 and 2015, respectively. Unrealized (losses) gains on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $(9,000) and $111,000 for the six months ended December 31, 2016 and 2015, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at December 31, 2016 was $2.1 million and $5.2 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2016 was $2.0 million and $4.4 million, respectively.
12.     INCOME TAXES
The Company files a consolidated federal income tax return based on a June 30th tax year end. The provision for income taxes for the three and six months ended December 31, 2016 and 2015 consists of the following:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Provision for income taxes	$1,590	$863	$2,649	$4,332

The effective tax rate for the three and six months ended December 31, 2016 and 2015 is as follows:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Effective tax rate	36.7%	38.3%	36.1%	38.2%
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
As of December 31, 2016 and June 30, 2016, the amount receivable under the Company's income tax sharing obligation due from Former Parent totaled $0.0 million, and $0.2 million, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes receivable from Former Parent.
Tax Balances and Activity
The tax returns filed by the Company since the spinoff have been prepared on a basis consistent with past practices. As of December 31, 2016 and June 30, 2016, the income tax receivable totaled $1.4 million and $7.3 million, respectively. As of December 31, 2016 and June 30, 2016, the income tax payable total of $5.7 million and $0.0 million, respectively; the change was primarily due to the movement of the Company's taxable temporary differences.
As of December 31, 2016 and June 30, 2016, the deferred tax assets (non-current) totaled $0.5 million and $0.4 million, respectively, and the deferred tax liabilities (non-current) totaled $3.9 million and $7.2 million, respectively.
Net Operating Loss Carryforwards and Valuation Allowances
As of December 31, 2016 and June 30, 2016, the Company's state net operating loss carryforwards totaled approximately $13.5 million and $16.6 million, respectively. The Company's tax-effected state and city net operating loss carryforwards totaled, as of December 31, 2016 and June 30, 2016, $1.2 million and $0.9 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2030. As of December 31, 2016 and June 30, 2016, the Company had $44,000 and $44,000, respectively, of valuation allowance for certain state and city net operating loss carryforwards, based on the Company's annual assessment of the realizability of its deferred tax assets.
Unrecognized Tax Benefits
For six months ended December 31, 2016 there was no material movement in the Company’s unrecognized tax benefits, including interest and penalties. Additionally, the Company does not expect a material change to its unrecognized tax benefits in the next 12 months.
Tax Examinations
On August 22, 2016, the Internal Revenue Service notified the Company that it has commenced an examination of the Company's tax return for the year ended June 30, 2015. The Company is unable to determine the outcome of the exam at this time.
13. RELATED PARTY TRANSACTIONS
Sales and Purchases Made to Affiliated Companies
During the three and six months ended December 31, 2016 and 2015, the Company made sales and purchases to various companies, which have been deemed to be related parties.

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Former Parent	$14,999	$12,137	$8,418	$3,564	$21,667	$23,336	$18,900	$30,568
Equity method investee	137,460	408	157,087	1,114	266,536	497	403,956	4,425
Silvertowne	12,030	130	582	13,589	18,819	2,742	3,691	24,572
	$164,489	$12,675	$166,087	$18,267	$307,022	$26,575	$426,547	$59,565

Balances with Affiliated Companies
As of December 31, 2016 and June 30, 2016, the Company had related party receivables and payables balances as set forth below:

in thousands
	December 31, 2016			June 30, 2016
	Receivables	Payable		Receivables	Payable
Former Parent	$3,017	$—		$1,913	$138
Equity method investee	—	884		2,396	—
Silvertowne	—	2,107	(1)	—	282
	$3,017	$2,991		$4,309	$420

_________________________________
1) Includes a short-term earn-out liability of $0.4 million (recorded in accrued liabilities) and a payable of $0.5 million (recorded as short-term notes payable) , and a long-term earn-out liability $1.1 million (recorded in other long-term liabilities).

Secured Loans Made to Affiliated Companies
On July 23, 2015, CFC entered into a loan agreement with Former Parent providing a secured line of credit, bearing interest at a competitive rate per annum. The loan is secured by numismatic and semi-numismatic products. As of December 31, 2016 and June 30, 2016, the aggregate carrying value of this loan was $2.8 million and $1.4 million, respectively, and is shown on the condensed consolidated balance sheets as a component "secured loans receivable" (see Note 5).
Interest Income Earned from Affiliated Companies
During the three and six months ended December 31, 2016 and 2015, the Company earned interest income related to loans made to Former Parent and related to financing products sold to affiliated companies, as set forth below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Interest income from loan receivables	$22	$11	$32	$32
Interest income from finance products	687	654	1,355	1,148
	$709	$665	$1,387	$1,180

Other Income Earned from Equity Method Investee
During the three months ended December 31, 2016 and 2015, the Company recorded its proportional share of its equity method investee's net income as other income that total $93,000 and $94,000, respectively. During the six months ended December 31, 2016 and 2015, the Company recorded its proportional share of its equity method investee's net income as other income that total $79,000 and $506,000, respectively. As of December 31, 2016 and June 30, 2016, the carrying balance of the equity method investment was $7.5 million and $7.4 million, respectively.
Income Tax Sharing Obligations
The amount receivable under the Company's income tax sharing obligation due from our Former Parent totaled $0.0 million, and $0.2 million as of December 31, 2016 and June 30, 2016 respectively, and is shown on the face of the condensed consolidated balance sheets as "income taxes receivable from Former Parent" (see Note 12.)
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
Lines of Credit
The Company has a borrowing facility ("Trading Credit Facility') with a syndicate of banks, with Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent for the syndicate and has a security agreement with the banks securing the Trading Credit Facility with substantially all of the Company’s assets on a first priority basis. The Trading Credit Facility has a one-year maturity. Currently, the Trading Credit Facility provides the Company with access up to $275.0 million, featuring a $225.0 million base with a $50.0 million accordion option. As of December 31, 2016, the Company incurred $0.9 million of loan costs in connection with the Trading Credit Facility, which was capitalized and is being amortized over the term of the Trading Credit Facility. As of December 31, 2016 and June 30, 2016, the balance of accumulated amortized loan cost was approximately $0.3 million and $0.6 million, respectively.
The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 0.77% and 0.47% as of December 31, 2016 and June 30, 2016, respectively. Borrowings are due on demand and totaled $185.0 million and $212.0 million at December 31, 2016 and at June 30, 2016, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $81.4 million and $17.8 million as determined on the Friday before December 31, 2016 and June 30, 2016, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one which requires the Company to maintain a minimum tangible net worth and one that has restrictions on dividend payments. As of December 31, 2016 the minimum tangible net worth financial covenant under the Trading Credit Facility was $38.9 million. The Company is in compliance with all restrictive financial covenants as of December 31, 2016.
Interest expense related to the Company’s lines of credit totaled $1.6 million and $1.1 million, which represents 63.5% and 86.9% of the total interest expense recognized, for the three months ended December 31, 2016 and 2015, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.36% and 2.72%, respectively, for the three months ended December 31, 2016 and 2015.
Interest expense related to the Company’s lines of credit totaled $3.0 million and $2.3 million, which represents 64.2% and 89.4% of the total interest expense recognized, for the six months ended December 31, 2016 and 2015, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.17% and 2.77%, respectively, for the six months ended December 31, 2016 and 2015.
Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements, which bear interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $3.5 million and $4.4 million as of December 31, 2016 and June 30, 2016, respectively.
Product Financing Arrangements
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at a fixed price to these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $121.5 million and $59.4 million as of December 31, 2016 and June 30, 2016, respectively.
15. COMMITMENTS AND CONTINGENCIES
Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2016 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments. Other that the following items, the Company is not aware of any material changes to commitments or contingencies, as summarized in the 2016 Annual Report.

•
Pursuant to the Silvertowne transaction (see Note 1), AMST entered into an exclusive distribution agreement with the Company with respect to the silver products produced by AMST that sets weekly minimum order quantities by A-Mark. For the term of the agreement (3 years initially with two-year term renewals), the Company is required to order no less than 300,000 ounces of silver products per week on average during any consecutive four week period during the term of the agreement. The price paid per ounce is mutually determined by both parties, and is subject to adjustments every six months during the term.

•
Pursuant to the Silvertowne transaction (see Note 1), AMST entered into an exclusive supplier agreement with Asahi for refined silver, where A-Mark agreed to pay Asahi for the refined silver delivered to AMST (as AMST may acquire to produce the finished product) and pay AMST a premium for such services. The term of the agreement is initially for three years with a two-year term renewal, and the pricing terms are subject to adjustments every six months. After the close of Silvertowne transaction, AMST entered into an agreement to lease 100,000 ounces of refined silver from Asahi, where A-Mark provided a guarantee to Asahi for AMST's obligation related to value of refined silver leased from Asahi. The lease term is for one year with an automatic one year renew term, and the lease fees are subject to adjustments every six months.

16.	STOCKHOLDERS’ EQUITY
Payment of Dividends
    In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of quarterly dividends. The table below summarizes the quarterly dividends declared pursuant to this policy:

Dividend Declaration Date	Record Date (at close of Business)	Type of Dividend	Basis of Payment		Payment Date

February 6, 2015	March 12, 2015	Cash	$0.05	per common share	March 20, 2015
May 1, 2015	May 14, 2015	Cash	$0.05	per common share	May 25, 2015
September 11, 2015	September 24, 2015	Cash	$0.05	per common share	October 5, 2015
October 30, 2015	November 13, 2015	Cash	$0.05	per common share	November 25, 2015
February 2, 2016	February 15, 2016	Cash	$0.07	per common share	February 29, 2016
April 29, 2016	May 13, 2016	Cash	$0.07	per common share	May 27, 2016
September 7, 2016	September 19, 2016	Cash	$0.07	per common share	October 7, 2016
November 1, 2016	November 14, 2016	Cash	$0.07	per common share	December 1, 2016

On January 26, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per common share to stockholders of record at the close of business on February 8, 2017, which is scheduled to be paid on or about February 24, 2017.
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
As of December 31, 2016, 165,800 shares were available for grant under the 2014 Plan.

Valuation and Significant Assumptions of Equity Awards Issued
The Company uses Black-Scholes option pricing model, which has various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates. The Company also records share-based compensation expense net of expected forfeitures.
Stock Options
During the three months ended December 31, 2016 and 2015, the Company incurred $228,973 and $38,670 of compensation expense related to stock options, respectively. During the six months ended December 31, 2016 and 2015, the Company incurred $420,433 and $77,341 of compensation expense related to stock options, respectively. As of December 31, 2016, there was total remaining compensation expense of $2.4 million related to employee stock options, which will be recorded over a weighted average period of approximately 2.8 years.
The following table summarizes the stock option activity for the six months ended December 31, 2016.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award (1)
Outstanding at June 30, 2016	581,527	$17.55	$1,466	$6.32
Granted	100,000	$19.22
Cancellations, expirations and forfeitures	(2,200)	$20.48
Outstanding at December 31, 2016	679,327	$17.79	$2,301	$6.17

Exercisable at December 31, 2016	207,155	$10.07	$1,953	$5.80
Following is a summary of the status of stock options outstanding at December 31, 2016:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	5.85	$8.39	110,267	5.86	$8.40
10.01	15.00	98,888	5.78	$11.94	96,888	5.73	$11.98
15.01	25.00	346,200	9.33	$20.88	—	0.00	—
25.01	60.00	100,000	9.14	$25.50	—	0.00	—
		679,327	8.09	$17.79	207,155	5.80	$10.07
Restricted Stock Units
During the three months ended December 31, 2016 and 2015, the Company incurred $0 and $14,804 of compensation expense related to Restricted Stock Units ("RSUs"), respectively. During the six months ended December 31, 2016 and 2015, the Company incurred $0 and $29,608 of compensation expense related to Restricted Stock Units ("RSUs"), respectively. There was no RSU activity during the six months ended December 31, 2016, and there are no RSU outstanding as December 31, 2016.
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

17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the three and six months ended December 31, 2016 are presented on a comparative basis in the table below:

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$2,126,361	100.0%	$1,529,143	100.0%	$3,932,014	100.0%	$3,536,079	100.0%
Customer concentrations
HSBC Bank USA	$467,688	22.0%	$281,473	18.4%	$974,475	24.8%	$615,026	17.4%
US Mint	229,469	10.8	116,125	7.6	366,051	9.3	288,696	8.2
Mitsubishi Intl. Corp.	300,848	14.1	82,757	5.4	504,741	12.8	217,975	6.2
	$998,005	46.9%	$480,355	31.4%	$1,845,267	46.9%	$1,121,697	31.8%

Customers providing 10 percent or more of the Company's accounts receivable as of December 31, 2016 are presented on a comparative basis in the table below:

in thousands
	December 31, 2016		June 30, 2016

	Amount	Percent	Amount	Percent
Total accounts receivable, net	$81,945	100.0%	$43,302	100.0%
Customer concentrations
Customer A	$65,278	79.7%	$—	—%
	$65,278	79.7%	$—	—%
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
Revenue are attributed to geographic location based on customer location. The Company's geographic operations are as follows:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Revenue by geographic region:
United States	$2,009,168	$1,402,860	$3,719,247	$3,256,132
Europe	56,565	42,616	103,585	94,748
North America, excluding United States	55,247	73,860	100,050	160,645
Asia Pacific	4,039	8,999	6,574	22,265
Africa	—	18	—	63
Australia	1,342	790	2,558	2,194
South America	—	—	—	32
Total revenue	$2,126,361	$1,529,143	$3,932,014	$3,536,079

in thousands
	December 31, 2016	June 30, 2016
Inventories by geographic region:
United States	$283,691	$224,617
Europe	2,339	5,258
North America, excluding United States	4,068	12,691
Asia	825	2,491
Total inventories	$290,923	$245,057

in thousands
	December 31, 2016	June 30, 2016
Assets by geographic region:
United States	$528,555	$413,621
Europe	3,536	8,344
North America, excluding United States	4,068	12,691
Asia	825	2,491
Total assets	$536,984	$437,147

in thousands
	December 31, 2016	June 30, 2016
Long-term assets by geographic region:
United States	$27,570	$18,824
Europe	59	62
Total long-term assets	$27,629	$18,886

19.	SUBSEQUENT EVENTS
Dividend Declaration
On January 26, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per common share to stockholders of record at the close of business on February 8, 2017, which is scheduled to be paid on or about February 24, 2017.

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

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of December 31, 2016. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
The Company's wholly-owned subsidiary, A-M Global Logistics, LLC, referred to as Logistics, commenced operations as a logistics fulfillment center in July 2015. Logistics, based in based in Las Vegas, Nevada, provides our customers an array of complementary services, including: receiving, handling, inventorying, processing, packing, and shipping of precious metals and custom coins on a secure basis. Our logistics business generates less than 1% of the total revenues for each of the periods presented.
In August 2016, the Company formed AM&ST Associates, LLC (“AMST” or the "Mint"), a joint venture with Silvertowne, L.P. (“Silvertowne”), an Indiana-based producer of minted silver and dealer of rare coins and precious metal products. The Company and Silvertowne owns 55% and 45% of AMST respectively. AMST acquired the entire minting operations of SilverTowne to provide greater product selection to our customers, greater pricing stability within the supply chain and gain access to silver during volatile market environments, which have historically resulted in higher demand for precious metals products.
Our Strategy
The Company has grown from a small numismatics firm in 1965 to a significant participant in the bullion and coin markets, with approximately$6.8 billion and $6.1 billion in revenues for the years ended June 30, 2016 and 2015, respectively. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, particularly in Europe, and the scope of complementary products and services that we offer to our customers. We intend to promote our growth by leveraging off the strengths of our existing integrated operations: the depth of our customer relations; our access to market makers, suppliers and government mints and other mints; our trading offices in the U.S. and Europe, which are open 17 hours a day 5 days a week; our expansive precious metals dealer network; our depository relationships around the world; our knowledge of secured lending; our logistics capabilities; our trading expertise; and the quality and experience of our management team.
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
The Company also sells precious metals on forward contracts at a fixed price based on current prevailing precious metal spot prices with a certain delivery date in the future (up to six months from date of the forward contract.) Typically, these forward contracts are net settled against our other positions or are settled in cash, whereby no physical product is delivered. Sales on forward contracts can range between 20% to 40% of our total revenues in any given period, approximately. We enter into these forward contacts as part of our hedging strategy to mitigate our price risk of holding inventory; they are not entered into for speculative purposes.

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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended December 31, 2016 and 2015
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended December 31, 2016 and 2015 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended December 31,		2016		2015		$	%
		$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues		$2,126,361	100.000%	$1,529,143	100.000%	$597,218	39.1%
Gross profit		9,859	0.464%	5,676	0.371%	$4,183	73.7%
Selling, general and administrative expenses		(6,131)	(0.288)%	(4,528)	(0.296)%	$1,603	35.4%
Interest income		2,959	0.139%	2,182	0.143%	$777	35.6%
Interest expense		(2,447)	(0.115)%	(1,322)	(0.086)%	$1,125	85.1%
Other income		93	0.004%	94	0.006%	$(1)	(1.1)%
Unrealized (loss) gain on foreign exchange		(3)	—%	150	0.010%	$(153)	NM
Net income before provision for income taxes		4,330	0.204%	2,252	0.147%	$2,078	92.3%
Provision for income taxes		(1,590)	(0.075)%	(863)	(0.056)%	$727	84.2%
Net income		2,740	0.129%	1,389	0.091%	$1,351	97.3%
Add:	Net loss attributable to non-controlling interest	(10)	—%	—	—%	$(10)	—%
Net income attributable to the Company		$2,750	0.129%	$1,389	0.091%	$1,361	98.0%

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic		$0.39		$0.20		$0.19	95.0%
Diluted		$0.39		$0.20		$0.19	95.0%

Performance Metrics:
Gold ounces sold(1)		772,000		699,000		73,000	10.4%
Silver ounces sold(2)		22,816,000		32,846,000		(10,030,000)	(30.5)%
Trading ticket volume(3)		35,198		16,805		18,393	109.4%
Inventory turnover ratio(4)		7.2		6.2		1.0	16.1%
Number of secured loans at period end(5)		1,698		670		1,028	153.4%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the three-month period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the three-month period, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by our trading desks in Santa Monica and Vienna.

(4)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(5)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Six Months Ended December 31, 2016 and 2015
Condensed Consolidated Results of Operations
The operating results of our business for the six months ended December 31, 2016 and 2015 are as follows:

in thousands, except per share data and performance metrics
Six Months Ended December 31,		2016		2015		$	%
		$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues		$3,932,014	100.000%	$3,536,079	100.000%	$395,935	11.2%
Gross profit		17,923	0.456%	20,100	0.568%	$(2,177)	(10.8)%
Selling, general and administrative expenses		(11,795)	(0.300)%	(10,936)	(0.309)%	$859	7.9%
Interest income		5,818	0.148%	4,115	0.116%	$1,703	41.4%
Interest expense		(4,688)	(0.119)%	(2,556)	(0.072)%	$2,132	83.4%
Other income		79	0.002%	506	0.014%	$(427)	(84.4)%
Unrealized (loss) gain on foreign exchange		(9)	—%	111	0.003%	$(120)	NM
Net income before provision for income taxes		7,328	0.186%	11,340	0.321%	$(4,012)	(35.4)%
Provision for income taxes		(2,649)	(0.067)%	(4,332)	(0.123)%	$(1,683)	38.9%
Net income		4,679	0.119%	7,008	0.198%	$(2,329)	(33.2)%
Add:	Net loss attributable to non-controlling interest	(21)	(0.001)%	—	—%	$(21)	—%
Net income attributable to the Company		$4,700	0.120%	$7,008	0.198%	$(2,308)	(32.9)%

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic		$0.67		$1.00		$(0.33)	(33.0)%
Diluted		$0.66		$0.99		$(0.33)	(33.3)%

Performance Metrics:
Gold ounces sold(1)		1,302,000		1,595,000		(293,000)	(18.4)%
Silver ounces sold(2)		44,591,000		73,300,000		(28,709,000)	(39.2)%
Trading ticket volume(3)		57,229		45,715		11,514	25.2%
Inventory turnover ratio(4)		14.6		16.3		(1.7)	(10.4)%
Number of secured loans at period end(5)		1,698		670		1,028	153.4%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the three-month period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the three-month period, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by our trading desks in Santa Monica and Vienna.

(4)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(5)	Number of outstanding secured loans to customers at the end of the period.

Revenues
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Three Months Ended December 31,	2016		2015		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$2,126,361	100.000%	$1,529,143	100.000%	$597,218	39.1%
Performance Metrics
Gold ounces sold	772,000		699,000		73,000	10.4%
Silver ounces sold	22,816,000		32,846,000		(10,030,000)	(30.5)%

Revenues for the three months ended December 31, 2016 increased $597.2 million, or 39.1%, to $2.126 billion from $1.529 billion in 2015. Our revenues increased primarily due to an increase in the total amount of gold ounces sold, an increase in precious metal prices, and higher forward sales, partially offset by a decrease in silver ounces sold during the three months ended December 31, 2016 as compared to 2015. The higher demand for gold was due in part to higher sales of the Company’s industrial products.
Gold ounces sold for the three months ended December 31, 2016 increased 73,000 ounces, or 10.4%, to 772,000 ounces from 699,000 ounces in 2015. Silver ounces sold for the three months ended December 31, 2016 decreased 10,030,000 ounces, or 30.5%, to 22,816,000 ounces from 32,846,000 ounces in 2015. On average, the prices for gold increased by 11.5% and prices for silver increased by 17.2% during the three months ended December 31, 2016 as compared to 2015.
Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Six Months Ended December 31,	2016		2015		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$3,932,014	100.000%	$3,536,079	100.000%	$395,935	11.2%
Performance Metrics
Gold ounces sold	1,302,000		1,595,000		(293,000)	(18.4)%
Silver ounces sold	44,591,000		73,300,000		(28,709,000)	(39.2)%

Revenues for the six months ended December 31, 2016 increased $395.9 million, or 11.2%, to $3.932 billion from $3.536 billion in 2015. Our revenues increased primarily due to an increase in precious metal prices and higher forward sales, partially offset by a decrease in the total amount of gold ounces and silver ounces sold during the six months ended December 31, 2016 as compared to 2015.
Gold ounces sold for the six months ended December 31, 2016 decreased 293,000 ounces, or 18.4%, to 1,302,000 ounces from 1,595,000 ounces in 2015. Silver ounces sold for the six months ended December 31, 2016 decreased 28,709,000 ounces, or 39.2%, to 44,591,000 ounces from 73,300,000 ounces in 2015. On average, the prices for gold increased by 13.6% and prices for silver increased by 21.6% during the six months ended December 31, 2016 as compared to 2015.
Gross Profit
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Three Months Ended December 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$9,859	0.464%	$5,676	0.371%	$4,183	73.7%
Performance Metrics
Trading ticket volume	35,198		16,805		18,393	109.4%
Inventory turnover ratio	7.2		6.2		1.0	16.1%

Gross profit for the three months ended December 31, 2016 increased by $4.2 million, or 73.7%, to $9.9 million from $5.7 million in 2015. The Company’s profit margin percentage increased by 25.1% to 0.464% from 0.371% in 2015. The Company’s profit margin increase was primarily due to improvement in trading profits.

The trading-ticket volume for the three months ended December 31, 2016 increased by 18,393 tickets, or 109.4%, to 35,198 tickets from 16,805 tickets in 2015. The increase in our trading-ticket volume was primarily the result an increase in utilization of our on line trading portal by our customers.
Our inventory turnover rate for the three months ended December 31, 2016 increased by 16.1%, to 7.2 from 6.2 in 2015. The increase in our inventory turnover rate was primarily due to higher volume of activity in our industrial gold products.
Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Six Months Ended December 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$17,923	0.456%	$20,100	0.568%	$(2,177)	(10.8)%
Performance Metrics
Trading-ticket volume	57,229		45,715		11,514	25.2%
Inventory turnover ratio	14.6		16.3		(1.7)	(10.4)%

Gross profit for the six months ended December 31, 2016 decreased by $2.2 million, or 10.8%, to $17.9 million from $20.1 million in 2015. The Company’s profit margin percentage decreased by 19.7% to 0.456% from 0.568% in 2015. The Company’s profit margin decrease was primarily due to higher premium spreads on the Company’s primary products in 2015, when the Company experienced atypical volatility and supply constraints, primarily, in the three months ended September 30, 2015.
The trading-ticket volume for the six months ended December 31, 2016 increased by 11,514 tickets, or 25.2%, to 57,229 tickets from 45,715 tickets in 2015. The increase in our trading-ticket volume was primarily the result of an increase in customer usage of our online portal.
Our inventory turnover rate for the six months ended December 31, 2016 decreased by 10.4%, to 14.6 from 16.3 in 2015. The decrease in our inventory turnover rate was primarily due to a higher volume of activity in our product financing arrangements and repurchase arrangements with customers (under these arrangements the Company carries inventory on its balance sheet for longer periods than inventory currently available for sale), foreign sourced metals which typically has longer transit times, and longer carrying periods associated with our higher margin custom products. Also, the high demand and increased market activity during three months ended September 30, 2015, was a primary factor to our strong inventory turnover rate for the six months ended December 31, 2015.

Selling, General and Administrative Expenses
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Three Months Ended December 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(6,131)	(0.288)%	$(4,528)	(0.296)%	$1,603	35.4%

Selling, general and administrative expenses for the three months ended December 31, 2016 increased $1.6 million, or 35.4%, to $6.1 million from $4.5 million in 2015. The increase is primarily due to an increase in consulting expenses related to the development and implementation of a new enterprise resource system, compensation costs, costs related to the new minting operations (which was acquired the first quarter of this current fiscal year) and other non-recurring costs.
Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Six Months Ended December 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(11,795)	(0.300)%	$(10,936)	(0.309)%	$859	7.9%

Selling, general and administrative expenses for the six months ended December 31, 2016 increased $0.9 million, or 7.9%, to $11.8 million from $10.9 million in 2015. The increase is primarily due to an increase in consulting expenses related to the development and implementation of a new enterprise resource system, costs related to the new minting operations and other non-recurring costs, which were partially offset by compensation costs, primarily due to lower performance-based compensation accruals.
Interest Income
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Three Months Ended December 31,	2016		2015		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$2,959	0.139%	$2,182	0.143%	$777	35.6%
Performance Metrics
Number of secured loans at period-end	1,698		670		1,028	153.4%

Interest income for the three months ended December 31, 2016 increased $0.8 million, or 35.6%, to $3.0 million from $2.2 million in 2015. Interest income increased primarily due to an increase in the size of the CFC loan portfolio as well as improvement in certain finance products. The improvement in the value of loans outstanding, which resulted in higher interest income, was due primarily to an increase in the number of secured loans. The number of secured loans outstanding increased by 153.4% to 1,698 from 670 in 2015, primarily due to the acquisition of bullion-based loan portfolios. In addition, finance fees earned related to repurchase arrangements with customers increased by 17.4% in comparison to the same year-ago period.
Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Six Months Ended December 31,	2016		2015		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$5,818	0.148%	$4,115	0.116%	$1,703	41.4%
Performance Metrics
Number of secured loans at period-end	1,698		670		1,028	153.4%

Interest income for the six months ended December 31, 2016 increased $1.7 million, or 41.4%, to $5.8 million from $4.1 million in 2015. Interest income increased primarily due to an increase in the size of the CFC loan portfolio as well as improvement in certain finance products. The improvement in the value of loans outstanding, which resulted in higher interest income, was due primarily to an increase in the number of secured loans. The number of secured loans outstanding increased by 153.4% to 1,698 from 670 in 2015, primarily due to the acquisition of bullion-based loan portfolios. In addition, finance fees earned related to repurchase arrangements with customers increased by 30.9% in comparison to the same year-ago period.
Interest Expense
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Three Months Ended December 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(2,447)	(0.115)%	$(1,322)	(0.086)%	$1,125	85.1%

Interest expense for the three months ended December 31, 2016 increased $1.1 million, or 85.1% to $2.4 million from $1.3 million in 2015. The increase was related primarily to a significantly greater usage of our lines of credit, resulting from continued growth across all parts of the Company's business, holding higher average inventory levels primarily related to product financing arrangements, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases.
We believe the interest rates charged on borrowings under our credit facility (LIBOR plus a 2.5% margin) are consistent with current market interest rates for first lien demand loans secured by inventory and receivables.
Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Six Months Ended December 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(4,688)	(0.119)%	$(2,556)	(0.072)%	$2,132	83.4%

Interest expense for the six months ended December 31, 2016 increased $2.1 million, or 83.4% to $4.7 million from $2.6 million in 2015. The increase was related primarily to a significantly greater usage of our lines of credit, as a result from continued growth in the business, holding higher average inventory levels primarily related to product financing arrangements, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases.
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
Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Three Months Ended December 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(1,590)	(0.075)%	$(863)	(0.056)%	$727	84.2%

Our provision for income taxes was $1.6 million and $0.9 million for the three months ended December 31, 2016 and 2015, respectively. Our effective tax rate was approximately 36.7% and 38.3% for the three months ended December 31, 2016 and 2015, respectively. Our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of the federal benefit) and permanent tax benefits related to a proposed transaction that was abandoned.

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Six Months Ended December 31,	2016		2015		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(2,649)	(0.067)%	$(4,332)	(0.123)%	$(1,683)	38.9%

Our provision for income taxes was $2.6 million and $4.3 million for the six months ended December 31, 2016 and 2015, respectively. Our effective tax rate was approximately 36.1% and 38.2% for the six months ended December 31, 2016 and 2015, respectively. Our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of the federal benefit) and permanent tax benefits related to a proposed transaction that was abandoned.
LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of December 31, 2016, approximately 94% of our assets consisted of cash, customer receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
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

Lines of Credit

in thousands
	December 31, 2016	June 30, 2016	December 31, 2016 Compared to June 30, 2016
Lines of credit	$185,000	$212,000	$(27,000)
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
The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 0.77% and 0.47% as of December 31, 2016 and June 30, 2016, respectively. Borrowings are due on demand and totaled $185.0 million and $212.0 million at December 31, 2016 and at June 30, 2016, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation.   Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $81.4 million and $17.8 million as determined on the Friday before December 31, 2016 and June 30, 2016, respectively.
Liability on Borrowed Metals

in thousands
	December 31, 2016	June 30, 2016	December 31, 2016 Compared to June 30, 2016
Liability on borrowed metals	$3,471	$4,352	$(881)
We borrow precious metals from our suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $3.5 million and $4.4 million at December 31, 2016 and at June 30, 2016, respectively.
Product Financing Arrangements

in thousands
	December 31, 2016	June 30, 2016	December 31, 2016 Compared to June 30, 2016
Product financing arrangements	$121,466	$59,358	$62,108
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at a fixed price with a third party, which provides alternative sources of liquidity. During the term of the agreement both parties intend for inventory to be returned at an agreed-upon price based on the spot price on the termination (repurchase) date. The third parties charge monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales. Such obligation totaled $121.5 million and $59.4 million as of December 31, 2016 and June 30, 2016, respectively.

Secured Loans

in thousands
	December 31, 2016	June 30, 2016	December 31, 2016 Compared to June 30, 2016
Secured loans	$80,939	$70,504	$10,435
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
The following summarizes components of our condensed consolidated statements of cash flows for the six months ended December 31, 2016 and 2015:

in thousands
Six Months Ended	December 31, 2016	December 31, 2015	December 31, 2016 Compared to December 31, 2015
Net cash used in operating activities	$(16,413)	$(30,699)	14,286
Net cash used in investing activities	$(21,755)	$(12,736)	(9,019)
Net cash provided by financing activities	$34,296	$25,883	8,413
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash used in operating activities
Operating activities used $16.4 million and used $30.7 million in cash for the six months ended December 31, 2016 and 2015, respectively, representing a $14.3 million decrease in the use of cash compared to the six months ended December 31, 2015. This period over period decrease in the of use of funds in operating activities was primarily due to changes in the balances of inventory, liabilities on borrowed metals, derivative liabilities, accounts payable, income tax receivables, income taxes payable, and secured loans receivable, offset by changes in the balances of receivables, accrued liabilities, and deferred income taxes.
Net cash used in investing activities
Investing activities used $21.8 million and used $12.7 million in cash for the six months ended December 31, 2016 and 2015, respectively, representing a $9.0 million increase in the use of cash compared to the six months ended December 31, 2015. This period over period increase is the result of the change in balance of secured loans of $7.6 million that was primarily due to additional acquisitions of loan portfolios, and an acquisition of a majority-owned subsidiary for $3.4 million made in the current comparable period. Also, our investment activity into non-consolidated entities decreased by $2.3 million against the comparable period.

Net cash provided by financing activities
Financing activities provided $34.3 million and provided $25.9 million in cash for the six months ended December 31, 2016 and 2015, respectively, representing an increase of $8.4 million in the in funds provided by financing activities compared to six months ended December 31, 2015. This period over period increase of funds provided by financing activities was primarily due to changes in the balance of product financing arrangements of $51.0 million and partially offset by changes in the balance of the Trading Credit Facility of $42.5 million.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at December 31, 2016 are scheduled to settle within 30 days.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability. Gains or losses resulting from the termination of hedge contracts are reported as cost of sales. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income. For the six months ended December 31, 2016 and 2015, the net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $(19.0) million and $17.0 million, respectively.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities , showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of December 31, 2016 and at June 30, 2016:

	December 31, 2016	June 30, 2016
Inventory	$290,923	$245,057
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(34)	(16)
Premium on metals position	(5,718)	(4,627)
Inventory value not hedged	(5,752)	(4,643)

Subtotal	285,171	240,414
Commitments at market:
Open inventory purchase commitments	654,274	550,810
Open inventory sales commitments	(254,251)	(237,325)
Margin sale commitments	(9,971)	(12,439)
In-transit inventory no longer subject to market risk	(5,079)	(7,363)
Unhedgable premiums on open commitment positions	2,972	400
Inventory borrowed from suppliers	(3,471)	(4,352)
Product financing arrangements	(121,466)	(59,358)
Advances on industrial metals	2,680	4,521
Inventory subject to price risk	550,859	475,308

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	371,612	188,530
Precious metals futures contracts at market values	178,463	286,449
Total market value of derivative financial instruments	550,075	474,979

Net inventory subject to commodity price risk	$784	$329

We are exposed to the risk of default of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At December 31, 2016, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties , the strong financial condition of our counterparties, and the short-term duration of these arrangements.
Commitments and Contingencies
Refer to Note 15 for other information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2016 and June 30, 2016, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	December 31, 2016	June 30, 2016
Purchase commitments	$654,274	$550,810
Sales commitments	$(254,251)	$(237,325)
Margin sale commitments	$(9,971)	$(12,439)
Open forward contracts	$371,612	$188,530
Open futures contracts	$178,463	$286,449
Foreign exchange forward contracts	$2,060	$1,992
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
The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and the corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled (see Note 11.)
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
Revenue Recognition
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. We record sales of precious metals generally upon receipt by customer. We record revenues from our metal assaying and melting services after the related services are completed and the effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire.
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
Inventories
The Company's inventories primarily include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: (1) published market values attributable to the cost of the raw precious metal, and (2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The premium is included in the cost of the inventory, paid at acquisition, and is a component of the total fair market value of the inventory. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged. The premium component of market value included in the inventories as of December 31, 2016 and June 30, 2016 totaled $5.7 million and $4.6 million, respectively.
The Company’s inventories, except for certain lower of cost or market basis products (as described below), are subsequently recorded at their fair market values. As of December 31, 2016 and June 30, 2016, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(8.4) million and $12.7 million, respectively. The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the condensed consolidated statements of income. For the six months ended December 31, 2016 and 2015, the net (losses) gains on derivative instruments in the condensed consolidated statements of income totaled $(19.0) million and $17.0 million, respectively.
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Additionally, neither the commemorative coin inventory nor the premium component of our inventory is hedged. As of December 31, 2016 and June 30, 2016, our commemorative coin inventory totaled $34,000 and $16,000, respectively.
Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $3.5 million and $4.4 million as of December 31, 2016 and June 30, 2016, respectively. The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.)
The Company enters into product financing agreements for the transfer and subsequent re-acquisition of gold and silver at a fixed price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing agreement, the third party company finances the inventory as collateral, and both parties intend to return the inventory to the Company at an agreed-upon price based on the spot price on the termination (repurchase) date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. This type of transaction does not qualify as sales, until the inventory is returned to (subsequent re-acquisition) the Company. Pursuant to the guidance in ASC 470-40 Product Financing Arrangements, the Company accounts for this type of transaction as an increase to inventory and an increase to product financing arrangements (a liability) on the condensed consolidated balance sheets. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $121.5 million and $59.4 million as of December 31, 2016 and June 30, 2016, respectively.
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2016 and June 30, 2016 totaled $5.9 million and $8.0 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable.
The Company enters into financing arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2016 and June 30, 2016, included within inventory is $91.0 million and $92.3 million of precious metals products subject to repurchase.

Goodwill and Other Purchased Intangible Assets
We evaluate goodwill and other indefinite life intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite life intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. We may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, a two-step impairment test is performed. This first step in this test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. In accordance with ASU No. 2011-08, we performed a qualitative assessment on our goodwill, totaling $8.9 million, and the Company did not identify any impairment events as of December 31, 2016.
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
Because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The LIBOR rate was approximately 0.77% as of December 31, 2016.
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

•
The Company operates a financing business through CFC that makes secured loans at loan to value ratios—principal loan amount divided by the "liquidation value", as conservatively estimated by management, of the collateral—of, in most cases, 50% to 85%. These loans are both variable and fixed interest rate loans, with maturities from three to twelve months.

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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Three customers represented 46.9% of A-Mark's revenues for the six months ended December 31, 2016. Those same three customers represented 31.8% of A-Mark's revenues for the six months ended December 31, 2015. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
We derive about 5% to 10% of our revenues from business outside the United States, including from customers in developing countries. Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries. These include risks of general applicability, such as the need to comply with multiple regulatory regimes; trade protection measures and import or export licensing requirements; and fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates. Currently, we do not conduct substantial business with customers in developing countries. However, if our business in these areas of the world were to increase, we would also face risks that are particular to developing countries, including the difficulty of enforcing agreements, collecting receivables; protecting inventory and other assets through foreign legal systems; limitations on the repatriation of earnings; currency devaluation and manipulation of exchange rates; and high levels of inflation.
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
Our implementation of a new enterprise resource planning (“ERP”) system may adversely affect our business and results of operations or the effectiveness of internal controls over financial reporting.

We are currently implementing a new ERP system. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities over a significant period of time.. If we do not effectively implement the ERP system or if the system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports, the effectiveness of internal controls over financial reporting, and our business, financial condition, results of operations and cash flows.

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
The Company’s joint venture with Silvertowne, AMST, is subject to numerous risks which may affect our ability to successfully operate the joint venture.
In August 2016, the Company formed AMST, a joint venture with Silvertowne. The Company and Silvertowne own 55% and 45%, respectively, of AMST.  The Company manages the joint venture, which operates a mint (the “Mint”) that produces fabricated silver products.
The Company’s interest in AMST is subject to the risks customarily associated with the conduct of joint ventures, including the risk of (i) failure to agree on strategic decisions requiring the approval of both parties, (ii) failure of Silvertowne to meet its obligations, and (iii) disputes between the joint ventures or litigation regarding joint venture matters. Each of these risks could have a material adverse impact on the viability of AMST, which could have a material adverse impact on the Company’s future cash flows, earnings, results of operations and financial condition.
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
Silvertowne, the prior operator of the Mint, has experienced increases in labor costs in recent years and may continue to do so in the future. If the market for labor requires continued substantial increases, the profitability of the Mint would be adversely impacted.
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
Effective March 2, 2015, the Board of Directors approved a cash dividend policy calling for the payment of a quarterly cash dividend of $0.05 per common share. The policy was amended on February 2, 2016 to provide for a quarterly cash dividend of $0.07 per common share, and then on January 26, 2017 to provide for a quarterly cash dividend of $0.08 per common share.  The declaration of cash dividends in the future is subject to the determination each quarter by the Board of Directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements, bank covenants, and alternative uses of cash that the Board of Directors may conclude would represent an opportunity to generate a greater return on investment for the Company. Accordingly, there can be no assurance that the Company will continue to pay dividends on a regular basis.  If the Board of Directors were to determine not to pay dividends in the future, shareholders would not receive any further return on an investment in our capital stock in the form of dividends, and may only obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.
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

A-MARK PRECIOUS METALS, INC.
Date:	February 7, 2017	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	February 7, 2017	By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	February 7, 2017
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	February 7, 2017
Cary Dickson	(Principal Financial Officer)