Form 10-Q
period 2017-03-31
A-Mark Precious Metals, Inc.
filed 2017-05-10
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
2121 Rosecrans Ave. Suite 6300
El Segundo, CA 90245
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

As of May 8, 2017, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2017

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)
(unaudited)

	March 31, 2017	June 30, 2016

ASSETS
Current assets:
Cash	$6,440	$17,142
Receivables, net	42,863	43,302
Derivative assets	4,638	33,732
Secured loans receivable	92,676	70,004

Inventories:
Inventories	189,081	185,699
Restricted inventories	156,450	59,358
	345,531	245,057

Income taxes receivable	1,247	7,318
Income taxes receivable from Former Parent	—	203
Prepaid expenses and other assets	1,348	1,503
Total current assets	494,743	418,261

Plant, property and equipment, net	6,746	3,482
Goodwill	8,881	4,620
Intangibles, net	4,172	1,987
Long-term secured loans receivable	—	500
Long-term investments	7,946	7,873
Deferred tax assets	517	424
Total assets	$523,005	$437,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$213,000	$212,000
Liability on borrowed metals	6,437	4,352
Product financing arrangements	156,450	59,358
Accounts payable	44,151	46,769
Derivative liabilities	15,845	36,454
Note payable - related party	500	—
Accrued liabilities	5,602	7,660
Income taxes payable	6,038	—
Total current liabilities	448,023	366,593
Deferred tax liabilities	1,679	7,245
Other long-term liabilities	1,117	—
Total liabilities	450,819	373,838

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of March 31, 2017 and June 30, 2016	—	—
Common Stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 and 7,021,450 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	71	71
Additional paid-in capital	23,205	22,220
Retained earnings	45,338	41,018
Total A-Mark Precious Metals, Inc. stockholders’ equity	68,614	63,309
Non-controlling interest	3,572	—
Total stockholders’ equity	72,186	63,309
Total liabilities, non-controlling interest and stockholders’ equity	$523,005	$437,147

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenues	$1,730,845	$1,512,750	$5,662,859	$5,048,829
Cost of sales	1,723,513	1,505,892	5,637,604	5,021,871
Gross profit	7,332	6,858	25,255	26,958

Selling, general and administrative expenses	(5,989)	(5,366)	(17,784)	(16,302)
Interest income	3,283	2,250	9,101	6,365
Interest expense	(2,700)	(1,658)	(7,388)	(4,214)
Other income	191	107	270	613
Unrealized (loss) gain on foreign exchange	21	(102)	12	9
Net income before provision for income taxes	2,138	2,089	9,466	13,429
Provision for income taxes	(833)	(894)	(3,482)	(5,226)
Net income	1,305	1,195	5,984	8,203
Less: Net income attributable to non-controlling interest	139	—	118	—
Net income attributable to the Company	$1,166	$1,195	$5,866	$8,203

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.17	$0.17	$0.83	$1.18
Diluted	$0.16	$0.17	$0.82	$1.15
Weighted average shares outstanding:
Basic	7,023,300	6,983,400	7,028,700	6,976,800
Diluted	7,129,500	7,146,100	7,121,500	7,111,900

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interest	Total Stockholders’ Equity
Balance, June 30, 2016	7,021,450	$71	$22,220	$41,018	$63,309	$—	$63,309
Net income	—	—	—	5,866	5,866	118	5,984
Share-based compensation	—	—	675	—	675	—	675
Increase of excess tax benefit of share-based awards	—		138	—	138	—	138
Non-controlling interest contribution related to acquisition	—	—	—	—	—	3,454	3,454
Stock award grant	10,000	—	172	—	172	—	172
Dividends declared	—	—	—	(1,546)	(1,546)	—	(1,546)
Balance, March 31, 2017	7,031,450	$71	$23,205	$45,338	$68,614	$3,572	$72,186

See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

Nine Months Ended	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income	$5,984	$8,203
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,120	911
Amortization of loan cost	583	—
Deferred income taxes	(5,659)	4,540
Interest added to principal of secured loans	(50)	(65)
Accrued earn-out	(198)	—
Share-based compensation	675	224
Earnings from equity method investment	(73)	(613)
Changes in assets and liabilities:
Receivables	439	4,097
Secured loans	(18,163)	2,404
Secured loans to Former Parent	(6,595)	(1,363)
Derivative assets	29,094	278
Income tax receivable	6,071	(999)
Inventories	(100,474)	(82,472)
Prepaid expenses and other current assets	(428)	(460)
Accounts payable	(2,618)	(7,801)
Derivative liabilities	(20,609)	(6,824)
Liabilities on borrowed metals	2,085	(3,927)
Accrued liabilities	(2,266)	1,270
Receivable from/payables to Former Parent	203	1,605
Income taxes payable	6,038	—
Net cash used in operating activities	(104,841)	(80,992)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,932)	(1,112)
Purchase of long-term investments	—	(4,672)
Secured loans, net	2,636	(16,487)
Acquisition of majority-owned subsidiary, net of cash	(3,421)	—
Net cash used in investing activities	(2,717)	(22,271)
Cash flows from financing activities:
Product financing arrangements, net	97,092	53,743
Dividends	(1,546)	(1,185)
Borrowings under lines of credit, net	1,000	43,000
Stock award grant	172	—
Repurchase and retirement of restricted stock for payroll taxes	—	(250)
Excess tax benefit of share-based awards	138	—
Net cash provided by financing activities	96,856	95,308

Net decrease in cash and cash equivalents	(10,702)	(7,955)
Cash and cash equivalents, beginning of period	17,142	20,927
Cash and cash equivalents, end of period	$6,440	$12,972

See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$6,333	$3,997
Income taxes	$2,953	$151
Non-cash investing and financing activities:
Interest added to principal of secured loans	$50	$65
Contribution of assets from minority interest	$3,454	$—
Payable to minority interest partner for acquired business	$500	$—
Earn out obligation payable to minority interest partner	$1,523	$—

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Through its wholly owned subsidiary, Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, the Company offers loans on precious metals, rare coins and other collectibles to coin dealers, collectors and investors. Through its wholly owned subsidiary, A-Mark Trading AG (“AMTAG”), the Company promotes A-Mark bullion products throughout the European continent. Transcontinental Depository Services (“TDS”), also a wholly owned subsidiary of the Company, offers worldwide storage solutions to institutions, dealers and consumers.
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
$9,198
The estimates of the fair value of the contingent consideration, and the allocation of the tangible and identifiable intangible assets requires extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired are based on estimates and assumptions from data currently available.
The Company initially measured the fair value of the contingent future earn-out payments based on the weighted average probability of anticipated outcomes, and estimated the potential consideration to be $1,523,000. As of March 31, 2017 the balance of contingent earn-out liability was adjusted to $1,325,000 (see Note 2).
At the closing, AMST entered into (a) an exclusive distribution agreement with A-Mark with respect to the silver products produced by the AMST that sets weekly minimum order quantities by A-Mark and (b) a supply agreement with Asahi Refining USA, Inc. ("Asahi") to provide all refined silver products needed by AMST in the conduct of its business, and grant Asahi the option to purchase a 10% membership interest in AMST through 2019.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2016 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2016 Annual Report.
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
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2017 and June 30, 2016.
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
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. As of March 31, 2017 and June 30, 2016, the Company has not identified any impairments.
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

Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of March 31, 2017 and June 30, 2016, management concluded that no impairment adjustments were required.
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
We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. As of March 31, 2017 and June 30, 2016, the Company did not identify any impairments.
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
Contingent Earn-out Liability
We record an estimate of the fair value of contingent consideration, related to the earn-out obligations to Silvertowne LP related to Silvertowne Mint transaction (see Note 1). On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST, which are considered Level 3 inputs (see Note 3). Consequentially, the assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. As of March 31, 2017 and June 30, 2016 the balance of contingent liability was $1.3 million and $0.0 million respectively. During the quarter ended March 31, 2017, the Company recognized $0.2 million of Other Income related to revaluation adjustments to the balance of the contingent liability, which is shown in the condensed statements of income. Following is a reconciliation of the beginning and ending amounts of the contingent consideration obligation related to the Silvertowne Mint transaction, which is recorded as a component of accrued liabilities and other long-term liabilities:

in thousands
Contingent
Liabilities at fair value, based on Level 3 inputs:	Consideration
Balance at June 30, 2016	$—
Initial valuation	1,523
Revaluation adjustments	(198)
Balance at March 31, 2017	$1,325

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
Other Income
The Company's other income is derived from the Company's proportional interest in the investee's reported net income or net loss and the gains or losses associated with the contingent earn-out liability.
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
Advertising
Advertising expense was $176,000 and $137,000, respectively, for the three months ended March 31, 2017 and 2016. Advertising expense was $542,000 and $463,000, respectively, for the nine months ended March 31, 2017 and 2016.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $1.1 million and $1.5 million, respectively, for the three months ended March 31, 2017 and 2016. Shipping and handling costs incurred totaled $3.3 million and $5.6 million, respectively, for the nine months ended March 31, 2017 and 2016. The decrease in shipping and handling cost is primarily due to fewer ounces of precious metals shipped in the current period compared to prior year period.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares for the three and nine months ended March 31, 2017 and 2016.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Basic weighted average shares outstanding	7,023	6,983	7,029	6,977
Effect of common stock equivalents — stock issuable under outstanding equity awards	107	163	93	135
Diluted weighted average shares outstanding	7,130	7,146	7,122	7,112

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”). The amendments of this ASU eliminate step 2 from the goodwill impairment test. The annual, or interim test is performed by comparing the fair value of a reporting unit with its carrying amount. The amendments of this ASU also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and if it fails that qualitative test, to perform step 2 of the goodwill impairment test. This update is effective for the Company, on July 1, 2020 (for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years). Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact of adoption of ASU 2017-04 guidance on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, (“ASU 2017-01”). The objective of ASU 2017-01 is to clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2017-01 will have on its consolidated financial statements.
In August 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for the Company, on July 1, 2018 (for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years). The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. Early adoption is permitted. The Company does not expect that adopting the provisions of ASU No. 2016-15 in the future will have a material impact on our consolidated financial statements.
In March 2016, FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this update simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This update is effective for the Company, on July 1, 2017 (for fiscal years beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2018). Early adoption is permitted. The Company is evaluating the guidelines of ASU 2016-09 to see if they will have a significant impact on our consolidated financial statements.
In February 2016, FASB issued ASU 2016-02 Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require lessees to recognize a lease liability measured on a discounted basis and a right-of-use asset for all leases at the commencement date. This update is effective for the Company, on July 1, 2019 (for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years), and is to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are evaluating the guidelines of ASU 2016-02, but we believe that its adoption will not have a material impact on our consolidated financial statements, as the Company has minimal lease commitments.
    In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify aspects relating to the identification of performance obligations and improve the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 address certain issues identified on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. For all of the ASUs noted above, the effective date for Company is July 1, 2018 (for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years) for annual and interim reporting periods. Either the retrospective or cumulative effect transition method is permitted. In our process of adopting the guidelines of ASU 2014-09, we are categorizing our various contract revenue streams in order to assess those that will be significantly impacted, and we have begun estimating the potential impact of the new guidelines. Once we have quantified the impact of these new guidelines, we will identify the necessary control and process changes.

3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2017 and June 30, 2016.

in thousands
	March 31, 2017		June 30, 2016
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$6,440	$6,440	$17,142	$17,142
Receivables, net	42,863	42,863	43,302	43,302
Secured loans receivable	92,676	92,676	70,504	70,504
Derivative assets - open sale and purchase commitments, net	4,637	4,637	32,347	32,347
Derivative assets - forward contracts	1	1	1,385	1,385
Income taxes receivables	1,247	1,247	7,318	7,318
Income taxes receivable from Former Parent	—	—	203	203
Financial liabilities:
Lines of credit	$213,000	$213,000	$212,000	$212,000
Liability on borrowed metals	6,437	6,437	4,352	4,352
Product financing arrangements	156,450	156,450	59,358	59,358
Derivative liabilities - liability on margin accounts	5,475	5,475	8,182	8,182
Derivative liabilities - open sale and purchase commitments, net	262	262	1,919	1,919
Derivative liabilities - futures contracts	4,532	4,532	13,914	13,914
Derivative liabilities - forward contracts	5,576	5,576	12,439	12,439
Accounts payable	44,151	44,151	46,769	46,769
Accrued liabilities	5,602	5,602	7,660	7,660
Other long-term liabilities	1,117	1,117	—	—
Income taxes payable	6,038	6,038	—	—
Note payable - related party	500	500	—	—

The fair values of the financial instruments shown in the above table as of March 31, 2017 and June 30, 2016 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
The carrying amounts of cash, secured loans receivable, accounts receivable, income taxes receivable, accounts payable, income tax payable, note payable, and accrued liabilities approximated fair value due to their short-term nature. The carrying amounts of derivative assets, derivative liabilities, liability on borrowed metals and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value of other long-term liabilities represents the long-term portion of our contingent earn-out liability that is remeasured on a quarterly basis.
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
Contingent earn-out liability. The Company records an estimate of the fair value of contingent consideration, related to the earn-out obligations to Silvertowne LP related to Silvertowne Mint transaction (see Note 1). On a quarterly basis, the liability is remeasured and increases or decreases in the fair value is recorded as an adjustment to other income on the condensed consolidated statements of income. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. The key inputs in determining fair value of our contingent consideration obligations of $1.3 million and $0.0 million as of March 31, 2017 and June 30, 2016, respectively, include the changes in the assumed timing and amounts of future throughputs (i.e., operating income, operating cost per unit, and production volume) which affects the timing and amount of future earn-out payments.
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and June 30, 2016 aggregated by the level in the fair value hierarchy within which the measurements fall:

	March 31, 2017
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$345,490	$—	$—	$345,490
Derivative assets — open sale and purchase commitments, net	4,637	—	—	4,637
Derivative assets — forward contracts	1	—	—	1
Total assets, valued at fair value	$350,128	$—	$—	$350,128
Liabilities:
Liability on borrowed metals	6,437	—	—	6,437
Product financing arrangements	156,450	—	—	156,450
Derivative liabilities — liability on margin accounts	5,475	—	—	5,475
Derivative liabilities — open sale and purchase commitments, net	262	—	—	262
Derivative liabilities — future contracts	4,532	—	—	4,532
Derivative liabilities — forward contracts	5,576	—	—	5,576
Contingent earn-out liability	—	—	1,325	1,325
Total liabilities, valued at fair value	$178,732	$—	$1,325	$180,057
____________________
(1) Commemorative coin inventory totaling $41,000 is held at lower of cost or market and is thus excluded from this table.

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
There were no transfers in or out of Level 2 or 3 during the reported periods. Refer to Note 2 for a reconciliation of the opening balance to the closing balance of contingent earn-out liability showing the attributes that comprise change.

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
The Company uses level-three inputs to measure the fair value of its investments on a non-recurring basis. The Company's two investments in noncontrolled entities do not have readily determinable fair values. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the carrying value of the instruments to the Company. As of March 31, 2017 and June 30, 2016, the carrying value of the Company's investments totaled $7.9 million and $7.9 million, respectively. During the three and nine months ended March 31, 2017, the Company did not record any impairments related to these investments.
The Company uses level-three inputs to measure the fair value of goodwill and other intangibles on a non-recurring basis. These assets are measured at cost and are written down to fair value on the annual measurement dates or on the date of a triggering event, if impaired. As of March 31, 2017, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the three and nine months ended March 31, 2017.

4.	RECEIVABLES
Receivables consist of the following as of March 31, 2017 and June 30, 2016:

in thousands
	March 31, 2017	June 30, 2016

Customer trade receivables	$7,073	$4,001
Wholesale trade advances	17,501	11,860
Due from brokers	18,319	27,471
Subtotal	42,893	43,332
Less: allowance for doubtful accounts	(30)	(30)
Receivables, net	$42,863	$43,302
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

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Nine Months Ended March 31, 2017	$30	$—	$—	$30
Year Ended June 30, 2016	$30	$—	$—	$30

5.	SECURED LOANS RECEIVABLE
Below is a summary of the carrying-value of our secured loans as of March 31, 2017 and June 30, 2016:

in thousands
	March 31, 2017		June 30, 2016

Secured loans originated	$26,394		$36,280
Secured loans originated - with a related party	7,964		1,370
	34,358		37,650
Secured loans acquired	58,318	(1)	32,854	(2)
Secured loans (current and long-term)	$92,676		$70,504
_________________________________
(1)    Includes $72,000 of amortized loan premium as of March 31, 2017.
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
    As of March 31, 2017 and June 30, 2016, our secured loans carried weighted-average effective interest rates of 9.1% and 8.7%, respectively, and mature in periods generally ranging from on-demand to two years.
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

in thousands
	March 31, 2017		June 30, 2016
Bullion	$59,802	64.5%	$35,168	49.9%
Numismatic and semi numismatic	32,874	35.5	34,636	49.1
Subtotal	92,676	100.0	69,804	99.0
Other pledged assets(1)	—	—	700	1.0
Total secured loans	$92,676	100.0%	$70,504	100.0%

_________________________________
(1)	Includes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
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

in thousands
	March 31, 2017		June 30, 2016
Loan-to-value of 75% or more (1)	$23,571	25.4%	$10,231	14.7%
Loan-to-value of less than 75% (1)	69,105	74.6	59,573	85.3
Secured loans collateralized by precious metal products (1)	$92,676	100.0%	$69,804	100.0%

_________________________________
(1)	Excludes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
    The Company had no loans with a loan-to-value ratio in excess of 100% at March 31, 2017. At June 30, 2016, the Company had no loans with a loan-to-value ratio in excess of 100%.
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
For the three and nine months ended March 31, 2017, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at March 31, 2017 and June 30, 2016:

in thousands
	March 31, 2017	June 30, 2016
Inventory held for sale	$49,715	$81,006
Repurchase arrangements with customers	126,057	92,283
Consignment arrangements with customers	6,831	8,042
Commemorative coins, held at lower of cost or market	41	16
Borrowed precious metals from suppliers	6,437	4,352
Product financing arrangement, restricted	156,450	59,358
	$345,531	$245,057
Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of March 31, 2017 and June 30, 2016, the inventory held for sale totaled $49.7 million and $81.0 million, respectively.
Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date, whereby the Company retains legal title to the metals. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of March 31, 2017 and June 30, 2016, included within inventory is $126.1 million and $92.3 million, respectively, of precious metals products subject to repurchase.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of March 31, 2017 and June 30, 2016 totaled $6.8 million and $8.0 million, respectively. Such inventories are removed at the time the customer elects to price and purchase the precious metals, and the Company records a corresponding sale and receivable.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, are included in inventory at the lower of cost or market and totaled $41,000 and $16,000 as of March 31, 2017 and June 30, 2016, respectively.
Borrowed Precious Metals from Suppliers. Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis that are held by the supplier, whereby the supplier retains legal title to the metals. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $6.4 million and $4.4 million as of March 31, 2017 and June 30, 2016, respectively.

Product Financing Arrangements. Inventories include amounts for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at a fixed price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company finances the inventory as collateral, and both parties intend for the inventory to be returned the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified in interest expense. Pursuant to the guidance in ASC 470-40 Product Financing Arrangements, these transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheets within product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligation totaled $156.5 million and $59.4 million as of March 31, 2017 and June 30, 2016, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.) As of March 31, 2017 and June 30, 2016, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $6.7 million and $12.7 million, respectively.
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
The premium component, at market value, included in the inventories as of March 31, 2017 and June 30, 2016 totaled $4.7 million and $4.6 million, respectively.
7. PLANT, PROPERTY AND EQUIPMENT
Plant, property and equipment consists of the following at March 31, 2017 and June 30, 2016:

in thousands
	March 31, 2017	June 30, 2016
Office furniture, and fixtures	$1,824	$1,107
Computer equipment	435	407
Computer software	2,386	2,386
Plant equipment	1,935	—
Building	315	—
Leasehold improvements	2,801	1,661
Total depreciable assets	9,696	5,561
Less: accumulated depreciation	(3,848)	(3,043)
Property and equipment not placed in service	862	964
Land	36	—
Plant, property and equipment, net	$6,746	$3,482
Depreciation expense for the three months ended March 31, 2017 and 2016 was $305,000 and $209,000, respectively. Depreciation expense for the nine months ended March 31, 2017 and 2016 was $805,000 and $624,000, respectively.

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
Due to the Company's business combination with AMST that closed on August 31, 2016 (see Note 1) the Company recorded an additional $2.5 million and $4.3 million of identifiable intangible assets and goodwill, respectively. The Company’s investment in AMST is expected to create synergies between the acquired minting operation and the Company’s established distribution network by providing a more steady and reliable fabricated source of silver during times of market volatility. The Company considers that much of the acquired goodwill relates to the “ready state” of AMST's established minting operation with existing quality processes, procedures and ability to scale production to meet market needs.
The carrying value of goodwill and other purchased intangibles as of March 31, 2017 and June 30, 2016 is as described below:

dollar amounts in thousands
		March 31, 2017			June 30, 2016
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Identifiable intangible Assets:
Existing customer relationships	5 - 15	$6,447	$(4,529)	$1,918	$5,747	$(4,214)	$1,533
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Intangibles subject to amortization		8,642	(6,724)	1,918	7,942	(6,409)	1,533
Trade Name	Indefinite	2,254	—	2,254	454	—	454
		$10,896	$(6,724)	$4,172	$8,396	$(6,409)	$1,987

Goodwill	Indefinite	$8,881	$—	$8,881	$4,620	$—	$4,620

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended March 31, 2017 and 2016 was $108,000 and $96,000, respectively. Amortization expense related to the Company's intangible assets for the nine months ended March 31, 2017 and 2016 was $315,000 and $287,000, respectively.
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal year ending June 30,	Amount
2017 (three months remaining)	$118
2018	455
2019	455
2020	448
2021	70
Thereafter	372
Total	$1,918

9.	LONG-TERM INVESTMENTS
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

in thousands
	March 31, 2017	June 30, 2016
Equity method investment	$7,446	$7,373
Cost method investment	500	500
	$7,946	$7,873
Equity Method Investment
The Company applies the equity method of accounting for its investment in which it has aggregate ownership interest of 20.2%. Under the equity method of accounting, the Company is required to record its proportional interest in the investee's reported net income or loss for each reporting period, and is required to present its prior period financial results to reflect the equity method of accounting from the date of its initial investment in the investee.
The Company's proportionate share of the investee’s net income totaled $(6,000) and $107,000 for the three months ended March 31, 2017 and 2016, respectively. The Company proportionate share of the investee’s net income totaled $73,000 and $613,000 for the nine months ended March 31, 2017 and 2016, respectively. The Company's share of these earnings is shown as "other income" on the condensed consolidated statements of income.
Cost Method Investment
As of March 31, 2017 and June 30, 2016, the Company’s ownership percentage, based on the number of fully dilutive common shares outstanding, was 2.5%, and the aggregate carrying balance of this investment was $0.5 million.

10.	ACCOUNTS PAYABLE
Accounts payable consists of the following:

in thousands
	March 31, 2017	June 30, 2016
Trade payable to customers	$692	$603
Advances from customers	39,014	36,369
Liability on deferred revenue	2,661	6,546
Due to brokers	—	1,250
Other accounts payable	1,784	2,001
	$44,151	$46,769

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). Substantially all of these transactions are secured by the underlying metals positions. As such, the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of March 31, 2017 and June 30, 2016.

	March 31, 2017				June 30, 2016

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$19,353	$(14,716)	$—	$4,637	$37,378	$(5,031)	$—	$32,347
Forward contracts	1	—	—	1	1,385	—	—	1,385
	$19,354	$(14,716)	$—	$4,638	$38,763	$(5,031)	$—	$33,732
Nettable derivative liabilities:
Open sale and purchase commitments	$758	$(496)	$—	$262	$2,938	$(1,019)	$—	$1,919
Margin accounts	9,084	—	(3,609)	5,475	12,439	—	(4,257)	8,182
Future contracts	4,532	—	—	4,532	13,914	—	—	13,914
Forward contracts	5,985	(409)	—	5,576	14,579	(2,140)	—	12,439
	$20,359	$(905)	$(3,609)	$15,845	$43,870	$(3,159)	$(4,257)	$36,454

Gains or Losses on Derivative Instruments
The Company records the derivative at the trade date with a corresponding unrealized gain (loss), which is reflected in the cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transaction is physically settled. Sales which are physically settled are recognized at the gross amount in the consolidated statements of income. Below, is a summary of the net gains (losses) on derivative instruments for the three and nine months ended March 31, 2017 and 2016.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Gains (losses) on derivative instruments:
Unrealized (losses) gains on open future commodity and forward contracts and open sale and purchase commitments, net	$23,592	$(5,262)	$(11,241)	$(8,482)
Realized gains (losses) on future commodity contracts, net	(193)	7,992	15,631	(5,796)
	$23,399	$2,730	$4,390	$(14,278)
Summary of Hedging Activity
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of March 31, 2017 and at June 30, 2016.

in thousands
	March 31, 2017	June 30, 2016
Inventory	$345,531	$245,057
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(41)	(16)
Premium on metals position	(4,747)	(4,627)
Inventory value not hedged	(4,788)	(4,643)

Subtotal	340,743	240,414
Commitments at market:
Open inventory purchase commitments	629,212	550,810
Open inventory sales commitments	(158,554)	(237,325)
Margin sale commitments	(9,084)	(12,439)
In-transit inventory no longer subject to market risk	(2,819)	(7,363)
Unhedgable premiums on open commitment positions	203	400
Inventory borrowed from suppliers	(6,437)	(4,352)
Product financing arrangements	(156,450)	(59,358)
Advances on industrial metals	2,231	4,521
Inventory subject to price risk	639,045	475,308

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	391,967	188,530
Precious metals futures contracts at market values	245,406	286,449
Total market value of derivative financial instruments	637,373	474,979

Net inventory subject to commodity price risk	$1,672	$329

Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of March 31, 2017 and June 30, 2016, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	March 31, 2017	June 30, 2016
Purchase commitments	$629,212	$550,810
Sales commitments	(158,554)	(237,325)
Margin sales commitments	(9,084)	(12,439)
Open forward contracts	391,967	188,530
Open futures contracts	245,406	286,449
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase orders are properly not reflected in the accompanying condensed consolidated balance sheet, the Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At March 31, 2017, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations of its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized (losses) gains on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $21,000 and $(102,000) for the three months ended March 31, 2017 and 2016, respectively. Unrealized (losses) gains on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $12,000 and $9,000 for the nine months ended March 31, 2017 and 2016, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at March 31, 2017 was $1.7 million and $3.6 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2016 was $2.0 million and $4.4 million, respectively.
12.     INCOME TAXES
The Company files a consolidated federal income tax return based on a June 30th tax year end. The provision for income taxes for the three and nine months ended March 31, 2017 and 2016 consists of the following:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Provision for income taxes	$833	$894	$3,482	$5,226

The effective tax rate for the three and nine months ended March 31, 2017 and 2016 is as follows:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Effective tax rate	39.0%	42.8%	36.8%	38.9%
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
As of March 31, 2017 and June 30, 2016, the amount receivable under the Company's income tax sharing obligation due from Former Parent totaled $0.0 million, and $0.2 million, respectively, and is shown on the face of the condensed consolidated balance sheets as income taxes receivable from Former Parent.
Tax Balances and Activity
The tax returns filed by the Company since the spinoff have been prepared on a basis consistent with past practices. As of March 31, 2017 and June 30, 2016, the income tax receivable totaled $1.2 million and $7.3 million, respectively. As of March 31, 2017 and June 30, 2016, the income tax payable total of $6.0 million and $0.0 million, respectively; the change was primarily due to the movement of the Company's taxable temporary differences.
As of March 31, 2017 and June 30, 2016, the deferred tax assets (non-current) totaled $0.5 million and $0.4 million, respectively, and the deferred tax liabilities (non-current) totaled $1.7 million and $7.2 million, respectively.
Net Operating Loss Carryforwards and Valuation Allowances
As of March 31, 2017 and June 30, 2016, the Company's state net operating loss carryforwards totaled approximately $11.3 million and $16.6 million, respectively. The Company's tax-effected state and city net operating loss carryforwards totaled, as of March 31, 2017 and June 30, 2016, $0.6 million and $0.9 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2030. As of March 31, 2017 and June 30, 2016, the Company had $44,000 and $44,000, respectively, of valuation allowance for certain state and city net operating loss carryforwards, based on the Company's annual assessment of the realizability of its deferred tax assets.
Unrecognized Tax Benefits
For nine months ended March 31, 2017 there was no material movement in the Company’s unrecognized tax benefits, including interest and penalties. Additionally, the Company does not expect a material change to its unrecognized tax benefits in the next 12 months.
Tax Examinations
On August 22, 2016, the Internal Revenue Service notified the Company that it has commenced an examination of the Company's tax return for the year ended June 30, 2015. The Company is unable to determine the outcome of the exam at this time.
13. RELATED PARTY TRANSACTIONS
Sales and Purchases Made to Affiliated Companies
During the three and nine months ended March 31, 2017 and 2016, the Company made sales and purchases to various companies, which have been deemed to be related parties.

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Former Parent	$16,410	$15,105	$6,695	$1,242	$38,077	$38,441	$25,595	$31,810
Equity method investee	126,354	—	154,848	1,170	392,890	812	558,804	5,595
Silvertowne L.P.	5,156	1,210	167	1,712	23,975	3,952	3,858	26,284
	$147,920	$16,315	$161,710	$4,124	$454,942	$43,205	$588,257	$63,689

Balances with Affiliated Companies
As of March 31, 2017 and June 30, 2016, the Company had related party receivables and payables balances as set forth below:

in thousands
	March 31, 2017			June 30, 2016
	Receivables	Payable		Receivables	Payable
Former Parent	$7,853	$—		$1,913	$138
Equity method investee	1,469	—		2,396	—
Silvertowne L.P.	—	(1,872)	(1)	—	282
	$9,322	$(1,872)		$4,309	$420

_________________________________
1) Includes a short-term earn-out liability of $0.2 million (recorded in accrued liabilities) and a payable of $0.5 million (recorded as short-term notes payable), and a long-term earn-out liability $1.1 million (recorded in other long-term liabilities).

Secured Loans Made to Affiliated Companies
On July 23, 2015, CFC entered into a loan agreement with Former Parent providing a secured line of credit, bearing interest at a competitive rate per annum. The loan is secured by numismatic and semi-numismatic products. As of March 31, 2017 and June 30, 2016, the aggregate carrying value of this loan was $8.0 million and $1.4 million, respectively, and is shown on the condensed consolidated balance sheets as a component "secured loans receivable" (see Note 5).
Interest Income Earned from Affiliated Companies
During the three and nine months ended March 31, 2017 and 2016, the Company earned interest income related to loans made to Former Parent and related to financing products sold to affiliated companies, as set forth below:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Interest income from loan receivables	$118	$16	$150	$48
Interest income from finance products	777	577	2,132	1,725
	$895	$593	$2,282	$1,773

Other Income Earned from Equity Method Investee
During the three months ended March 31, 2017 and 2016, the Company recorded its proportional share of its equity method investee's net income as other income that total $(6,000) and $107,000, respectively. During the nine months ended March 31, 2017 and 2016, the Company recorded its proportional share of its equity method investee's net income as other income that total $73,000 and $613,000, respectively. As of March 31, 2017 and June 30, 2016, the carrying balance of the equity method investment was $7.4 million and $7.4 million, respectively.
Income Tax Sharing Obligations
The amount receivable under the Company's income tax sharing obligation due from our Former Parent totaled $0.0 million, and $0.2 million as of March 31, 2017 and June 30, 2016 respectively, and is shown on the face of the condensed consolidated balance sheets as "income taxes receivable from Former Parent" (see Note 12.)
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
Lines of Credit
The Company has a borrowing facility ("Trading Credit Facility") with a syndicate of banks, with Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent for the syndicate and has a security agreement with the banks securing the Trading Credit Facility with substantially all of the Company’s assets on a first priority basis. The Trading Credit Facility has a maturity that extends to May 31, 2017. Currently, the Trading Credit Facility provides the Company with access up to $275.0 million, featuring a $225.0 million base with a $50.0 million accordion option. As of March 31, 2017, the Company incurred $0.9 million of loan costs in connection with the Trading Credit Facility, which was capitalized and is being amortized over the term of the Trading Credit Facility. As of March 31, 2017 and June 30, 2016, the balance of accumulated amortized loan cost was approximately $0.1 million and $0.6 million, respectively. The Company expects that the Trading Credit Facility will be extended to March 31, 2018 on substantially the same terms.
The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 0.98% and 0.47% as of March 31, 2017 and June 30, 2016, respectively. Borrowings are due on demand and totaled $213.0 million and $212.0 million at March 31, 2017 and at June 30, 2016, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $23.1 million and $17.8 million as determined on Friday March 31, 2017 and on the Friday before June 30, 2016, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one which requires the Company to maintain a minimum tangible net worth and one that has restrictions on dividend payments. As of March 31, 2017 the minimum tangible net worth financial covenant under the Trading Credit Facility was $38.9 million. The Company is in compliance with all restrictive financial covenants as of March 31, 2017.
Interest expense related to the Company’s lines of credit totaled $1.7 million and $1.3 million, which represents 64.5% and 76.7% of the total interest expense recognized, for the three months ended March 31, 2017 and 2016, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.22% and 2.82%, respectively, for the three months ended March 31, 2017 and 2016.
Interest expense related to the Company’s lines of credit totaled $4.8 million and $3.6 million, which represents 64.3% and 84.4% of the total interest expense recognized, for the nine months ended March 31, 2017 and 2016, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.08% and 2.79%, respectively, for the nine months ended March 31, 2017 and 2016.
Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements, which bear interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $6.4 million and $4.4 million as of March 31, 2017 and June 30, 2016, respectively.
Product Financing Arrangements
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at a fixed price to these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $156.5 million and $59.4 million as of March 31, 2017 and June 30, 2016, respectively.

15. COMMITMENTS, CONTINGENCIES AND GUARANTEES
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
Payment of Dividends
    In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of quarterly dividends. The table below summarizes the eight of the most recent quarterly dividends declared pursuant to this policy:

Dividend Declaration Date	Record Date (at close of Business)	Type of Dividend	Basis of Payment		Payment Date

May 1, 2015	May 14, 2015	Cash	$0.05	per common share	May 25, 2015
September 11, 2015	September 24, 2015	Cash	$0.05	per common share	October 5, 2015
October 30, 2015	November 13, 2015	Cash	$0.05	per common share	November 25, 2015
February 2, 2016	February 15, 2016	Cash	$0.07	per common share	February 29, 2016
April 29, 2016	May 13, 2016	Cash	$0.07	per common share	May 27, 2016
September 7, 2016	September 19, 2016	Cash	$0.07	per common share	October 7, 2016
November 1, 2016	November 14, 2016	Cash	$0.07	per common share	December 1, 2016
January 26, 2017	February 8, 2017	Cash	$0.08	per common share	February 24, 2017

On May 2, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per common share to stockholders of record at the close of business on May 15, 2017, which is scheduled to be paid on or about May 25, 2017.
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
As of March 31, 2017, 103,300 shares were available for grant under the 2014 Plan.
Valuation and Significant Assumptions of Equity Awards Issued
The Company uses Black-Scholes option pricing model, which has various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates. The Company also records share-based compensation expense net of expected forfeitures.
Stock Options
During the three months ended March 31, 2017 and 2016, the Company incurred $254,747 and $102,705 of compensation expense related to stock options, respectively. During the nine months ended March 31, 2017 and 2016, the Company incurred $675,180 and $180,046 of compensation expense related to stock options, respectively. As of March 31, 2017, there was total remaining compensation expense of $2.5 million related to employee stock options, which will be recorded over a weighted average period of approximately 2.6 years.
The following table summarizes the stock option activity for the nine months ended March 31, 2017.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award (1)
Outstanding at June 30, 2016	581,527	$17.55	$1,466	$6.32
Granted	168,000	$19.17
Cancellations, expirations and forfeitures	(7,700)	$19.94
Outstanding at March 31, 2017	741,827	$17.90	$1,675	$6.19

Exercisable at March 31, 2017	208,155	$10.07	$1,459	$5.94
Following is a summary of the status of stock options outstanding at March 31, 2017:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	5.60	$8.39	110,267	5.61	$8.40
10.01	15.00	98,888	5.53	$11.94	97,888	5.51	$11.96
15.01	25.00	408,700	9.20	$20.60	—	0.00	—
25.01	60.00	100,000	8.90	$25.50	—	0.00	—
		741,827	8.02	$17.90	208,155	5.56	$10.07
Restricted Stock Units
During the three months ended March 31, 2017 and 2016, the Company incurred $0 and $14,804 of compensation expense related to Restricted Stock Units ("RSUs"), respectively. During the nine months ended March 31, 2017 and 2016, the Company incurred $0 and $44,412 of compensation expense related to Restricted Stock Units ("RSUs"), respectively. There was no RSU activity during the nine months ended March 31, 2017, and there are no RSU outstanding as March 31, 2017.
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

17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the three and nine months ended March 31, 2017 are presented on a comparative basis in the table below:

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,730,845	100.0%	$1,512,750	100.0%	$5,662,859	100.0%	$5,048,829	100.0%
Customer concentrations
HSBC Bank USA	$293,686	17.0%	$245,022	16.2%	$1,268,160	22.4%	$860,048	17.0%
Mitsubishi Intl. Corp.	322,842	18.6	140,624	9.3	827,583	14.6	358,599	7.1
	$616,528	35.6%	$385,646	25.5%	$2,095,743	37.0%	$1,218,647	24.1%

Customers providing 10 percent or more of the Company's accounts receivable as of March 31, 2017 are presented on a comparative basis in the table below:

in thousands
	March 31, 2017		June 30, 2016

	Amount	Percent	Amount	Percent
Total accounts receivable, net	$42,863	100.0%	$43,302	100.0%
Customer concentrations
Customer A	$7,660	17.9%	$1,336	3.1%
Customer B	6,170	14.4	5,256	12.1
	$13,830	32.3%	$6,592	15.2%
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
Revenue are attributed to geographic location based on customer location. The Company's geographic operations are as follows:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenue by geographic region:
United States	$1,579,302	$1,367,127	$5,298,549	$4,623,259
Europe	100,731	62,623	204,316	157,371
North America, excluding United States	49,154	72,092	149,204	232,737
Asia Pacific	596	10,020	7,170	32,285
Africa	—	—	—	63
Australia	1,062	888	3,620	3,082
South America	—	—	—	32
Total revenue	$1,730,845	$1,512,750	$5,662,859	$5,048,829

in thousands
	March 31, 2017	June 30, 2016
Inventories by geographic region:
United States	$329,824	$224,617
Europe	7,688	5,258
North America, excluding United States	7,689	12,691
Asia	330	2,491
Total inventories	$345,531	$245,057

in thousands
	March 31, 2017	June 30, 2016
Assets by geographic region:
United States	$504,956	$413,621
Europe	10,030	8,344
North America, excluding United States	7,689	12,691
Asia	330	2,491
Total assets	$523,005	$437,147

in thousands
	March 31, 2017	June 30, 2016
Long-term assets by geographic region:
United States	$28,205	$18,824
Europe	57	62
Total long-term assets	$28,262	$18,886

19.	SUBSEQUENT EVENTS
Dividend Declaration
On May 2, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per common share to stockholders of record at the close of business on May 15, 2017, which is scheduled to be paid on or about May 25, 2017.

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

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of March 31, 2017. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

Executive Overview
Our Business
A-Mark is a full-service precious metals trading company, and an official distributor for many government mints throughout the world. We offer gold, silver, platinum and palladium in the form of bars, plates, powder, wafers, grain, ingots and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin & Bar unit deals in over 200 coin and bar products in a variety of weights, shapes and sizes for distribution to dealers and other qualified purchasers. We have trading centers in El Segundo, California and Vienna, Austria for buying and selling precious metals. In addition to wholesale trading activity, A-Mark offers its customers a variety of services, including financing, storage, consignment, logistics and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver and platinum coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.
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
The Company's wholly-owned subsidiary, A-M Global Logistics, LLC, referred to as Logistics, commenced operations as a logistics fulfillment center in July 2015. Logistics, based in Las Vegas, Nevada, provides our customers an array of complementary services, including: receiving, handling, inventorying, processing, packing, and shipping of precious metals and custom coins on a secure basis. Our logistics business generates less than 1% of the total revenues for each of the periods presented.
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
Interest Income. The Company enters into secured loans and secured financing structures with its customers under which the Company earns interest income. Through its wholly owned subsidiary, CFC, the Company also enters into loans secured by precious metals and numismatic material owned by the borrowers and held by the Company for the term of the loan. The Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products.
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
Another measure of our business volume, unaffected by changes in commodity pricing, is what we refer to as trading ticket volume, which is the total number orders processed by our trading desks in El Segundo and Vienna. In periods of higher volatility, there is generally increased trading in the commodity markets, and increased demand for our products, which translates into higher business volume.
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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended March 31, 2017 and 2016
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended March 31, 2017 and 2016 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended March 31,		2017		2016		$	%
		$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues		$1,730,845	100.000%	$1,512,750	100.000%	$218,095	14.4%
Gross profit		7,332	0.424%	6,858	0.453%	474	6.9%
Selling, general and administrative expenses		(5,989)	(0.346)%	(5,366)	(0.355)%	623	11.6%
Interest income		3,283	0.190%	2,250	0.149%	1,033	45.9%
Interest expense		(2,700)	(0.156)%	(1,658)	(0.110)%	1,042	62.8%
Other income		191	0.011%	107	0.007%	84	78.5%
Unrealized (loss) gain on foreign exchange		21	0.001%	(102)	(0.007)%	123	NM
Net income before provision for income taxes		2,138	0.124%	2,089	0.138%	49	2.3%
Provision for income taxes		(833)	(0.048)%	(894)	(0.059)%	(61)	6.8%
Net income		1,305	0.075%	1,195	0.079%	110	9.2%
Less:	Net income attributable to non-controlling interest	139	0.008%	—	—%	139	—%
Net income attributable to the Company		$1,166	0.067%	$1,195	0.079%	$(29)	(2.4)%

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic		$0.17		$0.17		$—	—%
Diluted		$0.16		$0.17		$(0.01)	(5.9)%

Performance Metrics:
Gold ounces sold(1)		579,000		662,000		(83,000)	(12.5)%
Silver ounces sold(2)		20,886,000		27,253,000		(6,367,000)	(23.4)%
Trading ticket volume(3)		27,580		21,807		5,773	26.5%
Inventory turnover ratio(4)		5.4		5.9		(0.5)	(8.5)%
Number of secured loans at period end(5)		2,138		775		1,363	175.9%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the three-month period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the three-month period, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo and Vienna during the three-month period.

(4)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(5)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Nine Months Ended March 31, 2017 and 2016
Condensed Consolidated Results of Operations
The operating results of our business for the nine months ended March 31, 2017 and 2016 are as follows:

in thousands, except per share data and performance metrics
Nine Months Ended March 31,		2017		2016		$	%
		$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues		$5,662,859	100.000%	$5,048,829	100.000%	$614,030	12.2%
Gross profit		25,255	0.446%	26,958	0.534%	(1,703)	(6.3)%
Selling, general and administrative expenses		(17,784)	(0.314)%	(16,302)	(0.323)%	1,482	9.1%
Interest income		9,101	0.161%	6,365	0.126%	2,736	43.0%
Interest expense		(7,388)	(0.130)%	(4,214)	(0.083)%	3,174	75.3%
Other income		270	0.005%	613	0.012%	(343)	(56.0)%
Unrealized (loss) gain on foreign exchange		12	—%	9	—%	3	NM
Net income before provision for income taxes		9,466	0.167%	13,429	0.266%	(3,963)	(29.5)%
Provision for income taxes		(3,482)	(0.061)%	(5,226)	(0.104)%	(1,744)	33.4%
Net income		5,984	0.106%	8,203	0.162%	(2,219)	(27.1)%
Less:	Net income attributable to non-controlling interest	118	0.002%	—	—%	118	—%
Net income attributable to the Company		$5,866	0.104%	$8,203	0.162%	$(2,337)	(28.5)%

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic		$0.83		$1.18		$(0.35)	(29.7)%
Diluted		$0.82		$1.15		$(0.33)	(28.7)%

Performance Metrics:
Gold ounces sold(1)		1,881,000		2,257,000		(376,000)	(16.7)%
Silver ounces sold(2)		65,477,000		100,553,000		(35,076,000)	(34.9)%
Trading ticket volume(3)		84,809		67,522		17,287	25.6%
Inventory turnover ratio(4)		19.1		21.6		(2.5)	(11.6)%
Number of secured loans at period end(5)		2,138		775		1,363	175.9%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the nine-month period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the nine-month period, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo and Vienna during the nine-month period.

(4)	Inventory turnover ratio is the cost of sales divided by average inventory, measured at recorded fair value.

(5)	Number of outstanding secured loans to customers at the end of the period.

Revenues
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Three Months Ended March 31,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,730,845	100.000%	$1,512,750	100.000%	$218,095	14.4%
Performance Metrics
Gold ounces sold	579,000		662,000		(83,000)	(12.5)%
Silver ounces sold	20,886,000		27,253,000		(6,367,000)	(23.4)%

Revenues for the three months ended March 31, 2017 increased $218.1 million, or 14.4%, to $1.731 billion from $1.513 billion in 2016. Our revenues increased primarily due to an increase in the average price of gold and silver ounces sold, and higher forward sales that was partially offset by a decrease in gold and silver ounces sold during the three months ended March 31, 2017 as compared to 2016.
Gold ounces sold for the three months ended March 31, 2017 decreased 83,000 ounces, or 12.5%, to 579,000 ounces from 662,000 ounces in 2016. Silver ounces sold for the three months ended March 31, 2017 decreased 6,367,000 ounces, or 23.4%, to 20,886,000 ounces from 27,253,000 ounces in 2016. On average, the prices for gold increased by 3.5% and prices for silver increased by 15.7% during the three months ended March 31, 2017 as compared to 2016. ]
Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

Nine Months Ended March 31,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$5,662,859	100.000%	$5,048,829	100.000%	$614,030	12.2%
Performance Metrics
Gold ounces sold	1,881,000		2,257,000		(376,000)	(16.7)%
Silver ounces sold	65,477,000		100,553,000		(35,076,000)	(34.9)%

Revenues for the nine months ended March 31, 2017 increased $614.0 million, or 12.2%, to $5.663 billion from $5.049 billion in 2016. Our revenues increased primarily due to an increase in the average price of gold and silver ounces sold, and higher forward sales, that was partially offset by a decrease in the total amount of gold ounces and silver ounces sold during the nine months ended March 31, 2017 as compared to 2016.
Gold ounces sold for the nine months ended March 31, 2017 decreased 376,000 ounces, or 16.7%, to 1,881,000 ounces from 2,257,000 ounces in 2016. Silver ounces sold for the nine months ended March 31, 2017 decreased 35,076,000 ounces, or 34.9%, to 65,477,000 ounces from 100,553,000 ounces in 2016. On average, the prices for gold increased by 10.5% and prices for silver increased by 19.6% during the nine months ended March 31, 2017 as compared to 2016.
Gross Profit
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Three Months Ended March 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$7,332	0.424%	$6,858	0.453%	$474	6.9%
Performance Metrics
Trading ticket volume	27,580		21,807		5,773	26.5%
Inventory turnover ratio	5.4		5.9		(0.5)	(8.5)%

Gross profit for the three months ended March 31, 2017 increased by $0.5 million, or 6.9%, to $7.3 million from $6.9 million in 2016. The Company’s profit margin percentage decreased by 6.4% to 0.424% from 0.453% in 2016. These changes were primarily due to improved performance of the Company's finance product portfolio, trading activities, contributions from AMST and cost improvement efficiencies, offset by lower demand for the Company's physical products.

The trading-ticket volume for the three months ended March 31, 2017 increased by 5,773 tickets, or 26.5%, to 27,580 tickets from 21,807 tickets in 2016. The increase in our trading-ticket volume was primarily the result an increase in utilization of our on line trading portal by our customers.
Our inventory turnover rate for the three months ended March 31, 2017 decreased by 8.5%, to 5.4 from 5.9 in 2016. The decrease in our inventory turnover rate was primarily due to a higher volume of activity in our product financing arrangements and repurchase arrangements with customers (under these arrangements the Company carries inventory on its balance sheet for longer periods than inventory currently available for sale). Also, the high demand and increased market activity during three months ended September 30, 2015, was a primary factor to our strong inventory turnover rate for the nine months ended March 31, 2016.
Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

Nine Months Ended March 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$25,255	0.446%	$26,958	0.534%	$(1,703)	(6.3)%
Performance Metrics
Trading-ticket volume	84,809		67,522		17,287	25.6%
Inventory turnover ratio	19.1		21.6		(2.5)	(11.6)%

Gross profit for the nine months ended March 31, 2017 decreased by $1.7 million, or 6.3%, to $25.3 million from $27.0 million in 2016. The Company’s profit margin percentage decreased by 16.5% to 0.446% from 0.534% in 2016. These changes were primarily due to lower demand for the Company's physical products as compared to the prior period (which included the especially the strong first quarter of fiscal 2016) resulting in lower premiums, offset by improved performance of the Company's finance product portfolio, trading activities, contributions from AMST and cost improvement efficiencies.
The trading-ticket volume for the nine months ended March 31, 2017 increased by 17,287 tickets, or 25.6%, to 84,809 tickets from 67,522 tickets in 2016. The increase in our trading-ticket volume was primarily the result of an increase in customer usage of our online portal.
Our inventory turnover rate for the nine months ended March 31, 2017 decreased by 11.6%, to 19.1 from 21.6 in 2016. The decrease in our inventory turnover rate was primarily due to a higher volume of activity in our product financing arrangements and repurchase arrangements with customers (under these arrangements the Company carries inventory on its balance sheet for longer periods than inventory currently available for sale), and foreign sourced metals, which typically has longer transit times. Also, the high demand and increased market activity during three months ended September 30, 2015, was a primary factor to our strong inventory turnover rate for the nine months ended March 31, 2016.
Selling, General and Administrative Expenses
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Three Months Ended March 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(5,989)	(0.346)%	$(5,366)	(0.355)%	$623	11.6%

Selling, general and administrative expenses for the three months ended March 31, 2017 increased $0.6 million, or 11.6%, to $6.0 million from $5.4 million in 2016. This change was primarily due to $0.2 million of new selling, general and administrative expenses from AMST (our newly acquired minting operation), $0.1 million of recruiting expense related to recent additions in the finance department and $0.1 million of miscellaneous licenses, fees and other expenses.
Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

Nine Months Ended March 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(17,784)	(0.314)%	$(16,302)	(0.323)%	$1,482	9.1%

Selling, general and administrative expenses for the nine months ended March 31, 2017 increased $1.5 million, or 9.1%,

to $17.8 million from $16.3 million in 2016. This change was primarily due to $0.9 million of investigatory acquisition costs related to our acquisition of AMST and other potential opportunities, $0.4 million of consulting costs primarily related to the development and implementation of a new enterprise resource system, $0.6 million of new selling, general and administrative expenses from AMST (our newly acquired minting operation), offset by a $0.7 million decrease in the overall compensation costs primarily related to lower incentive compensation.
Interest Income
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Three Months Ended March 31,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$3,283	0.190%	$2,250	0.149%	$1,033	45.9%
Performance Metrics
Number of secured loans at period-end	2,138		775		1,363	175.9%

Interest income for the three months ended March 31, 2017 increased $1.0 million, or 45.9%, to $3.3 million from $2.3 million in 2016. Interest income increased primarily due to an increase in the size of the CFC loan portfolio as well as growth in finance products. The growth loans outstanding resulted in higher interest income, was due primarily to an increase in the number of secured loans. The number of secured loans outstanding increased by 175.9% to 2,138 from 775 in 2016, primarily due to the acquisition of bullion-based loan portfolios. In addition, finance fees earned related to repurchase arrangements with customers increased by 37.3% in comparison to the same year-ago period.
Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

Nine Months Ended March 31,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$9,101	0.161%	$6,365	0.126%	$2,736	43.0%
Performance Metrics
Number of secured loans at period-end	2,138		775		1,363	175.9%

Interest income for the nine months ended March 31, 2017 increased $2.7 million, or 43.0%, to $9.1 million from $6.4 million in 2016. Interest income increased primarily due to an increase in the size of the CFC loan portfolio as well as growth in finance products. The improvement in the value of loans outstanding, which resulted in higher interest income, was due primarily to an increase in the number of secured loans. The number of secured loans outstanding increased by 175.9% to 2,138 from 775 in 2016, primarily due to the acquisition of bullion-based loan portfolios. In addition, finance fees earned related to repurchase arrangements with customers increased by 33.2% in comparison to the same year-ago period.
Interest Expense
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Three Months Ended March 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(2,700)	(0.156)%	$(1,658)	(0.110)%	$1,042	62.8%

Interest expense for the three months ended March 31, 2017 increased $1.0 million, or 62.8% to $2.7 million from $1.7 million in 2016. The increase was related primarily to a significantly greater usage of our lines of credit, resulting from continued growth across all parts of the Company's business, holding higher average inventory levels primarily related to product financing arrangements, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases.
We believe the interest rates charged on borrowings under our credit facility (LIBOR plus a 2.5% margin) are consistent with current market interest rates for first lien demand loans secured by inventory and receivables.

Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

Nine Months Ended March 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(7,388)	(0.130)%	$(4,214)	(0.083)%	$3,174	75.3%

Interest expense for the nine months ended March 31, 2017 increased $3.2 million, or 75.3% to $7.4 million from $4.2 million in 2016. The increase was related primarily to a significantly greater usage of our lines of credit, as a result from continued growth in the business, holding higher average inventory levels primarily related to product financing arrangements, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases.
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
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Three Months Ended March 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(833)	(0.048)%	$(894)	(0.059)%	$(61)	6.8%

Our provision for income taxes was $0.8 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate was approximately 39.0% and 42.8% for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of the federal benefit) and permanent tax benefits related to a proposed transaction that was abandoned.
Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

Nine Months Ended March 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(3,482)	(0.061)%	$(5,226)	(0.104)%	$(1,744)	33.4%

Our provision for income taxes was $3.5 million and $5.2 million for the nine months ended March 31, 2017 and 2016, respectively. Our effective tax rate was approximately 36.8% and 38.9% for the nine months ended March 31, 2017 and 2016, respectively. Our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of the federal benefit) and permanent tax benefits related to a proposed transaction that was abandoned.
LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of March 31, 2017, approximately 94% of our assets consisted of cash, customer receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.

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
Lines of Credit

in thousands
	March 31, 2017	June 30, 2016	March 31, 2017 Compared to June 30, 2016
Lines of credit	$213,000	$212,000	$1,000
A-Mark has a borrowing facility ("Trading Credit Facility') with a syndicate of banks, Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent for the syndicate. The Trading Credit Facility, which replaced the Company's previous borrowing facility with a group of financial institutions under an inter-creditor agreement, provides the Company with access up to $275.0 million, featuring a $225.0 million base with a $50.0 million accordion option. The Trading Credit Facility has a maturity that extends to May 31, 2017. The Company believes that the Trading Credit Facility provides adequate means to capital for its operations. The Company expects that the Trading Credit Facility will be extended to March 31, 2018 on substantially the same terms.
The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 0.98% and 0.47% as of March 31, 2017 and June 30, 2016, respectively. Borrowings are due on demand and totaled $213.0 million and $212.0 million at March 31, 2017 and at June 30, 2016, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation.   Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $23.1 million and $17.8 million as determined on Friday March 31, 2017 and on the Friday before June 30, 2016, respectively.
Liability on Borrowed Metals

in thousands
	March 31, 2017	June 30, 2016	March 31, 2017 Compared to June 30, 2016
Liability on borrowed metals	$6,437	$4,352	$2,085
We borrow precious metals from our suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $6.4 million and $4.4 million at March 31, 2017 and at June 30, 2016, respectively.

Product Financing Arrangements

in thousands
	March 31, 2017	June 30, 2016	March 31, 2017 Compared to June 30, 2016
Product financing arrangements	$156,450	$59,358	$97,092
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at a fixed price with a third party, which provides alternative sources of liquidity. During the term of the agreement both parties intend for inventory to be returned at an agreed-upon price based on the spot price on the termination (repurchase) date. The third parties charge monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales. Such obligation totaled $156.5 million and $59.4 million as of March 31, 2017 and June 30, 2016, respectively.
Secured Loans

in thousands
	March 31, 2017	June 30, 2016	March 31, 2017 Compared to June 30, 2016
Secured loans	$92,676	$70,504	$22,172
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
Dividends
In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share. In fiscal 2017, the Board of Directors modified the policy by increasing the quarterly cash dividend to $0.08 per common share. See Note 16, in the accompanying notes the condensed consolidated financial statements, for summary of the declared dividends.
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
The following summarizes components of our condensed consolidated statements of cash flows for the nine months ended March 31, 2017 and 2016:

in thousands
Nine Months Ended	March 31, 2017	March 31, 2016	March 31, 2017 Compared to March 31, 2016
Net cash used in operating activities	$(104,841)	$(80,992)	$(23,849)
Net cash used in investing activities	$(2,717)	$(22,271)	$19,554
Net cash provided by financing activities	$96,856	$95,308	$1,548

Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash used in operating activities
Operating activities used $104.8 million and used $81.0 million in cash for the nine months ended March 31, 2017 and 2016, respectively, representing a $23.8 million increase in the use of cash compared to the nine months ended March 31, 2016. This period over period decrease in the of use of funds in operating activities was primarily due to changes in the balances of deferred income taxes, receivables, secured loans receivable, inventory, derivative liabilities, that was offset by changes in the balances of derivative assets, income tax receivables, accounts payable, income tax payable, and liabilities on borrowed metals.
Net cash used in investing activities
Investing activities used $2.7 million and used $22.3 million in cash for the nine months ended March 31, 2017 and 2016, respectively, representing a $19.6 million decrease in the use of cash compared to the nine months ended March 31, 2016. This period over period decrease is the result of the change in balance of secured loans of $19.1 million, which was primarily due to the acquisitions of fewer loan portfolios, and our $4.7 million investment in a non-controlled entity, which was made in the prior comparable period. These decreases in the use of cash were partially offset by our $3.4 million acquisition of a AMST, which was made in the current comparable period.
Net cash provided by financing activities
Financing activities provided $96.9 million and provided $95.3 million in cash for the nine months ended March 31, 2017 and 2016, respectively, representing an increase of $1.5 million in the in funds provided by financing activities compared to nine months ended March 31, 2016. This period over period increase of funds provided by financing activities was primarily due to changes in the balance of product financing arrangements of $43.3 million and partially offset by changes in the balance of the Trading Credit Facility of $42.0 million.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at March 31, 2017 are scheduled to settle within 30 days.

The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability. Gains or losses resulting from the termination of hedge contracts are reported as cost of sales. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income. For the nine months ended March 31, 2017 and 2016, the net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $4.4 million and $(14.3) million, respectively.
The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities , showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of March 31, 2017 and at June 30, 2016:

	March 31, 2017	June 30, 2016
Inventory	$345,531	$245,057
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(41)	(16)
Premium on metals position	(4,747)	(4,627)
Inventory value not hedged	(4,788)	(4,643)

Subtotal	340,743	240,414
Commitments at market:
Open inventory purchase commitments	629,212	550,810
Open inventory sales commitments	(158,554)	(237,325)
Margin sale commitments	(9,084)	(12,439)
In-transit inventory no longer subject to market risk	(2,819)	(7,363)
Unhedgable premiums on open commitment positions	203	400
Inventory borrowed from suppliers	(6,437)	(4,352)
Product financing arrangements	(156,450)	(59,358)
Advances on industrial metals	2,231	4,521
Inventory subject to price risk	639,045	475,308

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	391,967	188,530
Precious metals futures contracts at market values	245,406	286,449
Total market value of derivative financial instruments	637,373	474,979

Net inventory subject to commodity price risk	$1,672	$329

We are exposed to the risk of default of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At March 31, 2017, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.
Commitments and Contingencies
Refer to Note 15 for other information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2017 and June 30, 2016, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	March 31, 2017	June 30, 2016
Purchase commitments	$629,212	$550,810
Sales commitments	$(158,554)	$(237,325)
Margin sale commitments	$(9,084)	$(12,439)
Open forward contracts	$391,967	$188,530
Open futures contracts	$245,406	$286,449
Foreign exchange forward contracts	$1,678	$1,992
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
Except for the assumptions used in the estimation of the fair value of our contingent earn-out liability, as explained below, there were no changes made by management to the critical accounting estimates for the nine months ended March 31, 2017. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2016 Annual Report on Form 10-K.
Contingent Earn-out Liability
We record an estimate of the fair value of contingent consideration, related to the earn-out obligations to Silvertowne LP related to Silvertowne Mint transaction (see Note 1). On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. The key inputs in determining fair value of our contingent consideration obligations of $1.3 million and $0.0 million as of March 31, 2017 and June 30, 2016, respectively, include changes in the assumed timing and amounts of future throughput which affects the timing and amount of future earn-out payments.
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
Our business depends substantially on our ability to obtain financing for our operations. A-Mark’s borrowing facility, which we refer to as the Trading Credit Facility, provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility, which currently terminates on May 31, 2017, is an uncommitted demand facility with a syndicate of banks. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes.  Our CFC subsidiary also uses the facility to finance its lending activities. The Company expects that the Trading Credit Facility will be extended to March 31, 2018 on substantially the same terms.
Because the Trading Credit Facility has a demand feature, lenders holding 50% or more of the indebtedness under the facility may require us to repay all outstanding indebtedness at any time.  They may require repayment of the indebtedness even if we are in compliance with the financial and other covenants under the Trading Credit Facility.  If the lenders were to demand repayment, we may not at the time have the financial resources to comply. Further, the Trading Credit Facility requires us to maintain certain financial ratios and to comply with various operational and other covenants. If there were an event of default under the Trading Credit Facility that was not cured or waived, the lenders could likewise cause all amounts outstanding with respect to that debt to be due and payable immediately.
We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon demand or upon maturity, or that we would be able to refinance or restructure the payments under the Trading Credit Facility. The failure of A-Mark to renew or replace the Trading Credit Facility under such circumstances would reduce the financing available to us and could limit our ability to conduct our business, including the lending activity of our CFC subsidiary.  There can be no assurance that we could procure replacement financing on commercially acceptable terms on a timely basis, or at all.
Because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The LIBOR rate was approximately 0.98% as of March 31, 2017.

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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 37.0% of A-Mark's revenues for the nine months ended March 31, 2017. Those same two customers represented 24.1% of A-Mark's revenues for the nine months ended March 31, 2016. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
We rely on our computer and communications hardware and software systems to execute a large volume of trading transactions each year. It is therefore critical that we maintain uninterrupted operation of these systems, and we have invested considerable resources to protect our systems from physical compromise and security breaches and to maintain backup and redundancy. Nevertheless, our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cybersecurity breaches, including breaches of our transaction processing or other systems, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, experience loss of critical data and interruptions or delays in our ability to perform critical functions (including to provide quotation or trading services), which could adversely affect our business and operating results. We also may face costly litigation.
If our customer data were breached, we could suffer damages and loss of reputation.
By the nature of our business, we maintain significant amounts of customer data on our systems. Moreover, certain third party providers have access to confidential data concerning the Company in the ordinary course of their business relationships with the Company. In recent years, various companies, including companies that are significantly larger than us, have reported breaches of their computer systems that have resulted in the compromise of customer data. Any compromise of our data security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information, and a loss of confidence in our data security measures, which could harm our business. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches.
Our implementation of a new enterprise resource planning (“ERP”) system may adversely affect our business and results of operations or the effectiveness of internal controls over financial reporting.

    We are currently implementing a new ERP system. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities over a significant period of time. If we do not effectively implement the ERP system or if the system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports, the effectiveness of internal controls over financial reporting, and our business, financial condition, results of operations and cash flows.
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

A-MARK PRECIOUS METALS, INC.
Date:	May 10, 2017	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	May 10, 2017	By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	May 10, 2017
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	May 10, 2017
Cary Dickson	(Principal Financial Officer)