Form 10-K
period 2017-06-30
A-Mark Precious Metals, Inc.
filed 2017-09-15
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017
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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on December 31, 2016, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $73,530,678. Shares of common stock known to be owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

As of September 11, 2017, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2017

PART I — FINANCIAL INFORMATION
ITEM 1. DESCRIPTION OF BUSINESS
Overview
A-Mark, also referred to (together with its subsidiaries) as "we", "us" and the "Company", is a full-service precious metals trading company. It is a wholesaler of gold, silver, platinum and palladium bullion and related products, including bars, wafers, grain and coins. A-Mark also:

•	distributes gold and silver coins and bars from sovereign and private mints;

•	provides financing for and other services relating to the purchase and sale of bullion and numismatics;

•	offers secure storage for bullion;

•	provides our customers an array of complementary services, including packaging, shipping, handling, receiving, processing and inventorying of precious metals and custom coins on a secure basis; and

•	provides a variety of custom fabricated silver bullion and other specialty products through its mint operations.
A-Mark believes it has one of the largest customer bases in each of its markets and provides one of the most comprehensive offerings of products and services in the precious metals trading industry. Our customers include mints, manufacturers and fabricators, refiners, coin and bullion dealers, e-commerce retailers, banks and other financial institutions, commodity brokerage houses, industrial users of precious metals, investors and collectors. We serve customers on six continents, with over 10% of our customers located outside the United States.
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
In March 2014, SGI distributed all of the shares of common stock of A-Mark to its stockholders, effecting a spinoff of A-Mark from SGI. As a result of this distribution, which we refer to as the spinoff, the Company became a publicly traded company independent from SGI.
Over the years, A-Mark has been steadily expanding its products and services. In 1986, A-Mark became an authorized purchaser of gold and silver coins struck by the United States Mint. Similar arrangements with other sovereign mints followed, so that by the early 1990s, A-Mark had relationships with all major sovereign mints offering bullion coins and bars internationally. In 2005, A-Mark launched its Collateral Finance Corporation ("CFC") subsidiary for the purpose of making secured wholesale and retail loans collateralized by numismatic and semi-numismatic coins and bullion.
A-Mark opened an overseas office in Vienna, Austria in 2009, for the purpose of marketing its goods and services in the European markets, and the office commenced full trading activity in 2012. This resulted in the expansion of A-Mark's trading hours from 12 to 21 hours a day, 5 days a week. Also in 2012, A-Mark formed Transcontinental Depository Services, LLC ("TDS"), a subsidiary that provides customers with turn-key global storage solutions for their precious metals and precious metal products.
In July 2015, we launched our Las Vegas-based logistics fulfillment center, A-M Global Logistics, LLC, which provides our customers an array of complementary services, including packaging, shipping, handling, receiving, processing and inventorying of precious metals and custom coins on a secure basis.
Our minting operations commenced in August 2016, when we formed a joint venture, AM&ST Associates, LLC ("AMST"), with SilverTowne L.P., an Indiana-based fabricator of silver bullion products, to acquire its minting business. We own a majority interest in AMST.

Business Strategy
Through strategic relationships with its customers and suppliers and vertical integration across its markets, A-Mark seeks to grow its business volume, expand its presence in non-U.S. markets around the globe, with a principal focus on Europe and Asia, and enlarge its offering of complementary products and services. A-Mark seeks to continue its expansion by building on its strengths and what it perceives to be its competitive advantages. These include:

•	integrated operations that span trading, distribution, minting, storage, financing and other consignment products and services;

•
an extensive and varied customer base that includes banks and other financial institutions, coin dealers, collectors, private investors, investment advisors, industrial manufacturers, refiners, sovereign mints and mines;

•	secure storage for bullion;

•	access to primary market makers, suppliers, refiners and government mints that provide a dependable supply of precious metals and precious metal products;

•	trading offices in El Segundo, California and Vienna, Austria, giving our customers live access to our trading desk 21 hours each trading day, even when many major world commodity markets are closed;

•	the largest precious metals dealer network in North America;

•	depository relationships in major financial centers around the world;

•	experienced traders who effectively manage A-Mark's exposure to commodity price risk; and

•	a strong management team, with over 100 years of collective industry experience.
Business Units
A-Mark operates through several business units comprising a single segment for accounting purposes, including Industrial, Coin and Bar, Trading and Finance, CFC, TDS, Logistics and Minting.
Industrial. Our Industrial unit sells gold, silver, platinum and palladium to industrial and commercial users. Customers include coin fabricators such as mints, industrial manufacturers and fabricators, including electronics, component parts companies, and refiners. Depending on the intended usage, the metals are either investment or industrial grade and are generally in the form of bars, wafers, plates, or grains.
Coin and Bar. Our Coin and Bar unit deals in over 200 different products, including gold and silver coins from around the world and gold, silver, platinum and palladium bars and ingots in a variety of weights, shapes and sizes. We currently market a limited number of such products with our proprietary “A-Mark” rounds and bars. Our customers are primarily coin and bullion dealers, although we also deal directly with banks and other financial institutions, commodity brokerage houses, manufacturers, investors, investment advisors, and collectors who qualify as “eligible commercial entities” and “eligible contract participants,” as those terms are defined in the Commodity Exchange Act. Our customers range in size from large financial institutions to small local dealers.
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
In our Industrial and Coin and Bar units, orders are taken primarily telephonically and also on an electronic trading platform. Pricing is generally based on screen quotes for bullion transactions in the spot market, with two-day settlement, although special pricing and extended settlement terms are also available. For example, a customer can leave an order with A-Mark to purchase at a specified price below the current market price or an order to sell at a specified price above the current market price. Almost all customers in these units take physical delivery of the precious metal. Product is shipped upon receipt of payment, except where the purchase is financed under credit arrangements between A-Mark and the customer. We have relationships with precious metal depositories around the world to facilitate shipment of product from our inventory to these customers, in many cases for next day delivery. Product may either be drop shipped to the customer's location or delivered to a depository or other storage facility designated by the customer. The Company also periodically loans metals to customers on a short-term consignment basis, and may charge interest fees based on the value of the metals loaned. Such metal inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable.
Trading and Finance. Our Trading and Finance units engage in commodity hedging and borrowing and lending transactions in support of our Industrial and Coin and Bar units.
The Trading unit hedges the commodity risk on A-Mark's inventory in order to protect A-Mark from price fluctuations in situations where settlement of a transaction is delayed or deferred. A-Mark maintains relationships with major market-makers and multiple futures brokers in order to provide a variety of alternatives for its hedging needs. Our traders employ a combination of future and spot transactions to hedge transactional exposure, and a combination of future, and forward contracts to hedge inventory exposure. Because it seeks to substantially hedge its market exposure, A-Mark believes that its business largely functions independently of the price movements of the underlying commodities. Through its hedging activities, A-Mark may also earn contango yields, in which futures price are higher than the spot prices, or backwardation yields, in which futures prices are lower than the spot prices. A-Mark also offers precious metals price quotes in a number of foreign currencies.
Our Finance unit engages in precious metals borrowing and lending transactions and other customized financial transactions with or on behalf of our customers and other counterparties. These arrangements range from simple hedging structures to complex inventory finance arrangements and forward purchase and sale structures, tailored to the needs of our customers.
CFC. Our Collateral Finance Corporation subsidiary is a California licensed finance lender that makes and acquires commercial loans secured by numismatic and semi-numismatic coins and bullion. CFC's customers include coin and precious metal dealers, investors and collectors. CFC's activities are complementary to our bullion and coin businesses, and affords customers a convenient means of financing their inventory or collections. CFC takes physical delivery of the coins or bullion collateralizing the loans, and requires loan-to-value ratios of between 50% and 85%. The loan-to-value ratio refers to the principal amount of the loan divided by the liquidation value of the collateral, as conservatively estimated by CFC. Secured loans include a combination of on-demand and short term (i.e., with terms of between three and twelve months) facilities, and bear interest at fixed rates prevailing at the time the loan is made. Other terms of the loan may be customized in accordance with the particular needs and circumstances of the borrower.
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
Logistics. Our A-Mark Global Logistics ("Logistics") subsidiary, located in Las Vegas, Nevada, supports our wholesale trading business by providing a significant amount of the secured storage, shipping and delivery services that had historically been outsourced to third-party depositories in their various locations. By consolidating those operations into one central location under our control, we have reduced our dependence on third-party service providers while enhancing quality control and reducing operating costs.
Logistics also provides turn-key logistics services to our customers engaged in the retail business. We provide these customers with one-stop financing, hedging, inventory handling, storage and drop-shipping services.
Minting. Through its ownership interest in AMST, the Company holds a majority interest in the SilverTowne Mint, a long-standing producer of fabricated silver bullion products. We have entered into an exclusive distributorship agreement with AMST, which has enabled us to expand our offerings of custom coin and other specialty products.
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
Sales and Marketing
We market our products and services primarily through our offices in El Segundo, California and Vienna, Austria, our website and our dealer network, which we believe is the largest of its kind in North America. The dealer network consists of over 1,000 independent precious metal and coin companies, with whom we transact on a non-exclusive basis. The arrangements with the dealers vary, but generally the dealers acquire product from us for resale to their customers. In some instances, we deliver bullion to the dealers on a consignment basis. We also participate from time to time in trade shows and conventions, at which we promote our products and services.
As a vertically integrated precious metals concern, a key element of our marketing strategy is being able to cross-sell our products and services to customers within our various business units.
Operational Support
A-Mark maintains administrative and operational support at its office in El Segundo, California for processing its trading and service activities and arranging for physical delivery and storage of product. We believe that our existing administrative and operational support infrastructure has the capacity to scale up with our business activities. We store our inventories of bullion and numismatics at third party depositories in major financial centers around the world and at our facility in Las Vegas, Nevada.
With a third party software developer, we have created a proprietary trading program, referred to as the Metals Trading System ("MTS"). Through MTS we are able to input, process, track and document our trading activity, including complex hedging and similar transactions. We have developed and implemented an electronic trading platform for receiving and processing customer orders, with the objective of improving transactional ease and efficiency. In fiscal 2018, the Company expects to complete its integration of MTS with a new business management system.
Supplier and Customer Concentrations
A-Mark buys a majority of its precious metals from a limited number of suppliers. The Company believes that numerous other suppliers are available and would provide similar products on comparable terms.
For the year ended June 30, 2017, the Company had two customers, HSBC Bank USA and Mitsubishi Intl. Corporation, each comprising more than 10% of our revenues (see Note 17.)
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
Trading Seasonality
While our precious metals trading business is not seasonal, we believe it is directly impacted by the perception of market trends and global economic activity. Historically, anticipation of increases in the rate of inflation, interest rates as well as anticipated devaluation of the U.S. dollar, have resulted in higher levels of interest in precious metals as well as higher prices for such metals.
Employees
As of June 30, 2017, we had 127 employees, with 125 located in North America, and 2 located in Europe; all except 2 of these employees were considered full-time employees.
We regard our relations with our employees as good.
Corporate Information
A-Mark was founded in 1965 as a New York corporation. In December 2013, the Company was reincorporated in Delaware. Our executive offices are located at 2121 Rosecrans Avenue, Suite 6300 El Segundo CA 90245. Our telephone number is (310) 587-1477, and our website is www.amark.com. Through this website, we make available, free of charge, all of our filings with the Securities and Exchange Commission ("SEC"), including those under the Exchange Act of 1934, as amended ("Exchange Act").

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
Recent Acquisition
On August 28, 2017, the Company, through its wholly-owned subsidiary Goldline Acquisition Corp. (“GAC”), consummated the purchase of substantially all of the assets of Goldline, LLC (the “Seller), a direct retailer of precious metals to the investor community (the “Acquisition”), pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”), dated August 14, 2017. The aggregate purchase price (the “Purchase Price”) for the Acquisition was approximately $10.0 million. The Purchase Price is subject to certain post-closing adjustments. In connection with the closing of the Acquisition, GAC entered into a privately placed credit facility in the amount of $7.5 million (the “GAC Credit Facility”) with various lenders, effective August 28, 2017. Borrowings under the GAC Credit Facility were used to finance a portion of the consideration payable pursuant to the Purchase Agreement.
The GAC Credit Facility is secured by a first priority lien on substantially all of the assets of GAC, and is guaranteed by the Company. Interest on the GAC Credit Facility is payable quarterly at the rate of 8.5% per annum, and the lenders under the GAC Credit Facility are entitled to an additional payment at maturity equal to the greater of 3% of the principal amount of the GAC Credit Facility and 10% of cumulative three-year EBITDA of GAC in excess of $10 million, on a pro rata basis. The GAC Credit Facility has a three-year maturity. The obligations of GAC and the Company pursuant to the documentation governing the GAC Credit Facility are subordinated to the Company’s obligations under the Uncommitted Credit Agreement, dated as of March 31, 2016, as amended, among the Company, Coöperatieve Rabobank U.A. New York Branch, as administrative agent, and the lenders named therein (the “Uncommitted Credit Agreement”) including, among other subordination terms, that, the lenders under the GAC Credit Facility will be permitted to collect regularly scheduled payments of principal and interest, provided that no event of default is continuing under the Uncommitted Credit Agreement and the Company is in pro forma compliance with the financial covenants pursuant to the Uncommitted Credit Agreement (see Note 19).
ITEM 1A. RISK FACTORS
Risks Relating to Our Business Generally
Our business is heavily dependent on our credit facility.
Our business depends substantially on our ability to obtain financing for our operations. The Trading Credit Facility (as further described and defined below) provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility is an uncommitted demand facility provided by a syndicate of financial institutions (the “Trading Credit Lenders”), and is currently scheduled to mature on March 31, 2018.  A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes.  Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance its lending activities.
Pursuant to the terms of the Trading Credit Facility, each Trading Credit Lender may, at any time in its sole discretion (subject to certain notice requirements), decline to make loans to us. If we are unable to access funds under the Trading Credit Facility, we may be limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.
The Trading Credit Facility requires us to maintain certain financial ratios and to comply with various operational and other covenants. Upon the occurrence of an event of default under the Trading Credit Facility that was not cured or waived pursuant to the terms of the Trading Credit Facility, the Trading Credit Lenders could elect to declare all amounts outstanding under the Trading Credit Facility to be due and payable immediately. Further, Trading Credit Lenders holding 50% or more of the indebtedness under the Trading Credit Facility may require us to repay all outstanding indebtedness under the Trading Credit Facility at any time, even if we are in compliance with the financial and other covenants under the Trading Credit Facility.
We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, including the Trading Credit Facility, upon demand or acceleration, or at maturity, or that we would be able to refinance or restructure the payments under the Trading Credit Facility. The failure of A-Mark to renew or replace the Trading Credit Facility under such circumstances would reduce the financing available to us and could limit our ability to conduct our business, including the lending activity of our CFC subsidiary.  There can be no assurance that we could procure replacement financing on commercially acceptable terms on a timely basis, or at all. We have pledged a significant portion of our assets as collateral under the Trading Credit Facility, and if we were unable to repay the amounts outstanding thereunder, the administrative agent under the Trading Credit Facility could proceed against the collateral granted to secure such indebtedness.
We are subject to fluctuations in interest rates based on the variable interest under the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus (i) 2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 1.17% as of June 30, 2017.
In addition to the Trading Credit Facility, we have incurred the GAC Credit Facility to finance the Goldline acquisition (as described above under "Business - Recent Acquisition".) The obligations of the Company and GAC pursuant to the GAC Credit Facility are subordinated to the obligations of the Company pursuant to the Trading Credit Facility as set forth in certain subordination agreements executed in connection with the GAC Credit Facility (the “GAC Subordination Agreements”), and the GAC Credit Facility requires us to comply with various operational and other covenants. Upon the occurrence of an event of default under the GAC Credit Facility that is not cured or waived pursuant to the terms of the GAC Credit Facility, the lenders holding a majority of the loans under the GAC Credit Facility then outstanding could elect to declare all amounts outstanding under the GAC Credit Facility to be due and payable immediately, subject to the requirements of the GAC Subordination Agreements, as applicable. We have pledged substantially all of the assets of GAC as collateral under the GAC Credit Facility, and if we were unable to repay the amounts outstanding thereunder, the lenders under the GAC Credit Facility could proceed against the collateral granted to secure such indebtedness, subject to the GAC Subordination Agreements, as applicable. We cannot assure you that the assets or cash flow available to GAC would be sufficient to fully repay the borrowings under the GAC Credit Facility, upon demand or acceleration, or at maturity, or that we would be able to refinance or restructure the payments under the GAC Credit Facility. Further, the incurrence of the GAC Credit Facility increases the risks as a result of our leverage.
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

•
The Company operates a financing business through CFC that makes secured loans at loan to value ratios—principal loan amount divided by the liquidation value, as conservatively estimated by management, of the collateral—of, in most cases, 50% to 85%. These loans are both variable and fixed interest rate loans, with maturities from three to twelve months.

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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 38.1% of A-Mark's revenues for the year ended June 30, 2017. Those same two customers represented 25.2% of A-Mark's revenues for the year ended June 30, 2016. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
We derive about 5% to 10% of our revenues from business outside the United States, including from customers in developing countries. Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries. These include risks of general applicability, such as the need to comply with multiple regulatory regimes; trade protection measures and import or export licensing requirements; and fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates. Currently, we do not conduct substantial business with customers in developing countries. However, if our business in these areas of the world were to increase, we would also face risks that are particular to developing countries, including the difficulty of enforcing agreements, collecting receivables, protecting inventory and other assets through foreign legal systems, limitations on the repatriation of earnings, currency devaluation and manipulation of exchange rates, and high levels of inflation.

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
Our performance is dependent on our senior management and certain other key employees. We have employment agreements with Greg Roberts, our CEO, and Thor Gjerdrum, our President, which expire on June 30, 2020 and June 30, 2019, respectively. These and other employees have expertise in the trading markets, have industry-wide reputations, and perform critical functions for our business. We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees. Also, there is significant competition for skilled precious metals traders and other industry professionals. The loss of our current key officers and employees, without the ability to replace them, would have a materially adverse effect on our business.
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
We expect to grow in part through acquisitions. We will consider potential acquisitions of varying sizes and may, on a selective basis, pursue acquisitions or consolidation opportunities involving other public companies or privately held companies. However, it is possible that we will not realize the expected benefits from our acquisitions or that our existing operations will be adversely affected as a result of acquisitions. Acquisitions entail certain risks, including: unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations; difficulty in assimilating the operations and personnel of the acquired company within our existing operations or in maintaining uniform standards; loss of key employees of the acquired company; and strains on management and other personnel time and resources both to research and integrate acquisitions.
We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient to fund future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase or shareholders may be diluted as we implement our growth strategy.
Our Logistics' depository is subject to authorization.
Our Trading Credit Lenders have approved our Logistics facility as an authorized depository. If that approval were to be withdrawn for any reason, we would no longer be able to keep inventory at that location, which would substantially limit our ability to conduct business from that facility.
We are subject to laws and regulations.
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
Risks Related to Our Acquisition of the Goldline Assets
We expect that our recent acquisition of the assets of Goldline, LLC will grow our business and create opportunities from cross-selling, but there is no assurance that this will be the case.
On August 28, 2017, we consummated the acquisition of the assets of Goldline, LLC, a leading direct retailer of precious metals to the investor community.  We believe that the acquisition represents an attractive opportunity to expand our suite of integrated precious metals businesses into the direct-to-client space.  We also believe that the acquisition will provide an opportunity to cross-sell our products and services to Goldline’s broad, high-end customer base, for example utilization of our precious coin and metal storage services at our secured Las Vegas, Nevada facility.  Nevertheless, there is no assurance that we will be successful in conducting a retail bullion business.  For example, the success of this business will require that we continue to maintain the loyalty of a large, widely disseminated customer base, and could depend on our ability to anticipate and appropriately respond to changing attitudes of consumers to investment in precious metals.  There also can be no assurance that we will be successful in our efforts to cross-sell other products and services to the Goldline client base.  If the Goldline business does not succeed as we anticipate, or if we are required to make significant additional investment in the Goldline business in order to maintain or expand the business, our results of operation and liquidity could be adversely affected, which could in turn cause us to be in violation of one or more covenants under the Trading Credit Facility.
The Company may incur unanticipated costs integrating the Goldline business into our operations.
In order to fully achieve the anticipated benefits and synergies of our acquisition of the assets of Goldline, LLC, we will need to successfully integrate the Goldline business, which will be conducted through a separate subsidiary of the Company, with our existing operations.  Brian Crumbaker, the chief executive officer of Goldline, and Blair Harris, the executive vice president of Goldline, have joined our Company, and we expect that with their experience and expertise, we will be able to align the Goldine business with our existing operations with a minimum amount of delay and disruption.  We cannot assure you that this will  be the case, however, and the integration process may take longer, may be more costly, and may require more time and attention of senior management than we anticipate.  If that were the case, the benefits that we hope to achieve from the acquisition may not be realized in the time frame we anticipate or at all.

Goldline’s prior marketing practices could generate adverse publicity for the Company.
In 2011, Goldline and a number of its executives were the subject to a criminal complaint in Santa Monica, California regarding the company’s marketing practices and in February 2012, Goldline settled the action against it by agreeing to refund $4.5 million to its customers. Key members of management were replaced at about the time of the settlement, and, as required by the terms of a related injunction, Goldline eliminated the offending aspects of its sales operations that were the subject of the legal action against it. The injunction expired in early 2017. We believe that in the five years since the criminal action was settled, Goldline has reestablished its reputation as a trusted, premier retailer of precious metals.  Nonetheless, it is possible that Goldline's past businesses issues may continue to have reputational consequences for the Goldline business, and following our acquisition of Goldline, could generate adverse publicity for the Company.

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
Members of our board and management beneficially own approximately 40% of our outstanding common stock. Acting together in their capacity as shareholders, the board members and management could exert substantial influence over matters on which a shareholder vote is required, such as the approval of business combination transactions. Also because of the size of their beneficial ownership, the board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on shareholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public shareholders to influence the affairs of the Company.
If the Company's spinoff from SGI is determined to be taxable for U.S. federal income tax purposes, our shareholders could incur significant U.S. federal income tax liabilities.
In connection with the spinoff, SGI received the written opinion of Kramer Levin Naftalis & Frankel LLP ("Kramer Levin") to the effect that the spinoff qualified as a tax-free transaction under Section 355 of the Internal Revenue Code, and that for U.S. federal income tax purposes (i) no gain or loss was recognized by SGI upon the distribution of our common stock in the spinoff, and (ii) no gain or loss was recognized by, and no amount was included in the income of, holders of SGI common stock upon the receipt of shares of our common stock in the spinoff. The opinion of tax counsel is not binding on the Internal Revenue Service or the courts, and there is no assurance that the IRS or a court will not take a contrary position. In addition, the opinion of Kramer Levin relied on certain representations and covenants delivered by SGI and us. If, notwithstanding the conclusions included in the opinion, it is ultimately determined that the distribution does not qualify as tax-free for U.S. federal income tax purposes, each SGI shareholder that is subject to U.S. federal income tax and that received shares of our common stock in the distribution could be treated as receiving a taxable distribution in an amount equal to the fair market value of such shares. In addition, if the distribution were not to qualify as tax-free for U.S. federal income tax purposes, then SGI would recognize a gain in an amount equal to the excess of the fair market value of our common stock distributed to SGI shareholders on the date of the distribution over SGI’s tax basis in such shares. Also, we could have an indemnification obligation to SGI related to its tax liability.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of June 30, 2017, the Company owned or leased properties in El Segundo, California; Las Vegas. Nevada; Winchester, Indiana; and Vienna, Austria, as described below:

Location	General Use of Facility	Square Footage		Ownership	Lease Term/Expiration
El Segundo, California	Corporate headquarters, trading desk, secured lending and back-office operations	9,000		Leased	March 2026
Las Vegas, Nevada	Storage and fulfillment logistics operations	17,600		Leased	April 2020
Winchester, Indiana	Minting operations	11,400	(1)	Owned	—
Vienna, Austria	Trading desk	248		Leased	every three months

(1) This facility is located on 2.9 acres of land that is owned by the Company.

ITEM 3. LEGAL PROCEEDINGS
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
As of September 11, 2017, there were 228 registered stockholders of record of our common stock and the last reported sale price of our stock as reported by the NASDAQ Global Select Market was $18.03.
The following table sets forth the range of high and low closing prices for our common stock for each full quarterly period during fiscal 2017 and 2016, as reported by the NASDAQ Global Select Market. These quotations below reflect inter-dealer closing prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2017		2016
Quarter	High	Low	High	Low
First	$17.67	$15.81	$11.77	$10.28
Second	$19.50	$15.03	$18.91	$11.45
Third	$21.49	$17.08	$21.73	$15.79
Fourth	$18.01	$15.15	$21.99	$14.14

Issuer Purchases of Equity Securities
None.

Dividend Policy
As of June 30, 2017, the Company has a dividend policy, which has been approved by the Board of Directors, that calls for the payment of a quarterly cash dividend of $0.08 per common share. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements, restrictive financial covenants, and such other factors as our Board of Directors deems relevant. A-Mark’s credit facility has certain restrictive financial covenants which could affect our ability to pay dividends, including a covenant which limits annual dividend payments to 35% of consolidated net income.
Equity Compensation Plan Information
The following table provides information as of June 30, 2017, with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	741,327	$17.89	103,800	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	741,327	$17.89	103,800

_________________________________
(1)
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
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITES LITIGATION REFORM ACT OF 1995
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

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of June 30, 2017. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
EXECUTIVE OVERVIEW
Our Business
A-Mark is a full-service precious metals trading company, and an official distributor for many government mints throughout the world. We offer gold, silver, platinum and palladium in the form of bars, plates, powder, wafers, grain, ingots and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 200 coin and bar products in a variety of weights, shapes and sizes for distribution to dealers and other qualified purchasers. We have trading centers in El Segundo, California and Vienna, Austria for buying and selling precious metals. In addition to wholesale trading activity, A-Mark offers its customers a variety of services, including financing, storage, consignment, logistics and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver and platinum coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.
Through our subsidiary Collateral Finance Corporation, referred to as CFC, a licensed California Finance Lender, we offer loans collateralized by numismatic and semi-numismatic coins and bullion to coin and precious metal dealers, investors and collectors. Through our Transcontinental Depository Services subsidiary, referred to as TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors and collectors around the world. TDS started doing business in 2012. Our financing business generates interest income that is not classified as revenues. If interest income generated by the financing business were classified as revenues, it would represent less than 1% of our total revenues for each of the periods presented. Our storage business generated less than 1% of total revenues for each of the periods presented.
The Company's wholly-owned subsidiary, A-M Global Logistics, LLC, referred to as Logistics, commenced operations as a logistics fulfillment center in July 2015. Logistics, based in Las Vegas, Nevada, provides our customers an array of complementary services, including receiving, handling, inventorying, processing, packing, and shipping of precious metals and custom coins on a secure basis. Our logistics business generated less than 1% of the total revenues for each of the periods presented.
In August 2016, the Company formed AMST, a joint venture with SilverTowne, L.P. (“SilverTowne”), an Indiana-based producer of minted silver. The Company and SilverTowne L.P. own 55% and 45%, respectively, of AMST. AMST acquired the entire minting operations (referred to as "SilverTowne Mint") of SilverTowne L.P., with the goal of providing greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments, which have historically resulted in higher demand for precious metals products.

Our Strategy
The Company has grown from a small numismatics firm in 1965 to a significant participant in the bullion and coin markets, with approximately $7.0 billion and $6.8 billion in revenues for the years ended June 30, 2017 and 2016, respectively. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, particularly in Europe, and the scope of complementary products and services that we offer to our customers. We intend to promote our growth by leveraging off of the strengths of our existing integrated operations: the depth of our customer relations; our access to market makers, suppliers and government mints and other mints; our trading offices in the U.S. and Europe, which are open 21 hours a day 5 days a week; our expansive precious metals dealer network; our depository relationships around the world; our knowledge of secured lending; our logistics capabilities; our trading expertise; and the quality and experience of our management team.
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
Factors Affecting Revenues, Gross Profits, Interest Income and Interest Expense
Revenues. The Company enters into transactions to sell and deliver gold, silver, platinum and palladium to industrial and commercial users, coin and bullion dealers, mints, and financial institutions. The metals are investment or industrial grade and are sold in a variety of shapes and sizes.
The Company also sells precious metals on forward contracts at a fixed price based on current prevailing precious metal spot prices with a certain delivery date in the future (up to six months from date of the forward contract.) Typically, these forward contracts are net settled against our other positions or are settled in cash, whereby no physical product is delivered. Sales on forward contracts can range between approximately 20% to 40% of our total revenues in any given period. We enter into these forward contacts as part of our hedging strategy to mitigate our price risk of holding inventory; they are not entered into for speculative purposes.
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

Interest Expense. The Company incurs interest expense as a result of usage under its lines of credit. The Company also incurs interest expense as a result of its product financing agreements for the transfer and subsequent re-acquisition of gold and silver at a fixed price with a third-party finance company, and may incur interest expense when we borrow precious metals from our suppliers under short-term arrangements, which can bear interest at a designated rate.
Performance Metrics
In addition to financial statement indicators, management also utilizes certain key operational metrics to assess the performance of our business.
We look at the number of ounces of gold and silver sold and delivered to our customers (excluding ounces recorded on forward contracts). These metrics reflect our business volume without regard to changes in commodity pricing, which also impacts revenue and can mask actual business trends.
Another measure of our business volume, unaffected by changes in commodity pricing, is trading ticket volume, which is the total number orders processed by our trading desks in El Segundo, California and Vienna, Austria. In periods of higher volatility, there is generally increased trading in the commodity markets, and increased demand for our products, which translates into higher business volume.
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
Finally, as a measure of the size of our lending business, we look at the number of outstanding secured loans to customers at the end of the fiscal quarter.
Fiscal Year
Our fiscal year end is June 30 each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS

Overview of Results of Operations for the Years Ended June 30, 2017 and 2016
Consolidated Results of Operations
The operating results of our business for the years ended June 30, 2017 and 2016 are as follows:

in thousands, except per share data and performance metrics
Years Ended June 30,		2017		2016		$	%
		$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues		$6,989,624	100.000%	$6,784,039	100.000%	$205,585	3.0%
Gross profit		31,334	0.448%	34,521	0.509%	$(3,187)	(9.2)%
Selling, general and administrative expenses		(23,343)	(0.334)%	(22,233)	(0.328)%	$1,110	5.0%
Interest income		12,553	0.180%	8,795	0.130%	$3,758	42.7%
Interest expense		(10,117)	(0.145)%	(6,319)	(0.093)%	$3,798	60.1%
Other income		298	0.004%	701	0.010%	$(403)	(57.5)%
Unrealized gain on foreign exchange		60	0.001%	99	0.001%	$(39)	NM
Net income before provision for income taxes		10,785	0.154%	15,564	0.229%	$(4,779)	(30.7)%
Provision for income taxes		(3,721)	(0.053)%	(6,293)	(0.093)%	$(2,572)	(40.9)%
Net income		7,064	0.101%	9,271	0.137%	$(2,207)	(23.8)%
Add:	Net loss attributable to non-controlling interest	(22)	—%	—	—%	$22	NM
Net income attributable to the Company		$7,086	0.101%	$9,271	0.137%	$(2,185)	(23.6)%

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic		$1.01		$1.33		$(0.32)	(24.1)%
Diluted		$1.00		$1.30		$(0.30)	(23.1)%

Performance Metrics:
Gold ounces sold(1)		2,171,000		2,968,000		(797,000)	(26.9)%
Silver ounces sold(2)		79,584,000		126,349,000		(46,765,000)	(37.0)%
Trading ticket volume(3)		112,907		88,486		24,421	27.6%
Inventory turnover ratio(4)		26.3		30.9		(4.6)	(14.9)%
Number of secured loans at period end(5)		2,375		1,173		1,202	102.5%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the twelve-month period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the twelve-month period, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo and Vienna.

(4)	Inventory turnover ratio is the cost of sales divided by average inventory.

(5)	Number of outstanding secured loans to customers at the end of the period.

Revenues

Years Ended June 30,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$6,989,624	100.000%	$6,784,039	100.000%	$205,585	3.0%
Performance Metrics
Gold ounces sold	2,171,000		2,968,000		(797,000)	(26.9)%
Silver ounces sold	79,584,000		126,349,000		(46,765,000)	(37.0)%

Revenues for the year ended June 30, 2017 increased $205.6 million, or 3.0%, to $6.990 billion from $6.784 billion in 2016. Our revenues increased primarily due to an increase in precious metal prices and higher forward sales, partially offset by a decrease in the total amount of gold ounces and silver ounces sold during the year ended June 30, 2017 as compared to 2016.
Gold ounces sold for the year ended June 30, 2017 decreased 797,000 ounces, or 26.9%, to 2,171,000 ounces from 2,968,000 ounces in 2016. Silver ounces sold for the year ended June 30, 2017 decreased 46,765,000 ounces, or 37.0%, to 79,584,000 ounces from 126,349,000 ounces in 2016. On average, the prices for gold increased by 8.3% and prices for silver increased by 16.0% during the year ended June 30, 2017 as compared to 2016.

Gross Profit

Years Ended June 30,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$31,334	0.448%	$34,521	0.509%	$(3,187)	(9.2)%
Performance Metrics
Trading ticket volume	112,907		88,486		24,421	27.6%
Inventory turnover ratio	26.3		30.9		(4.6)	(14.9)%

Gross profit for the year ended June 30, 2017 decreased by $3.2 million, or 9.2%, to $31.3 million from $34.5 million in 2016. The Company’s profit margin percentage decreased by 12.0% to 0.448% from 0.509% in 2016. The Company’s profit margin decrease was primarily due to subdued market conditions during the second half of 2017, which constrained both volume and premiums spreads, partially offset by increased trading profits during 2017. Furthermore, the decrease in gross profit was due to higher premium spreads on the Company’s primary products in first fiscal quarter of 2016, when the Company experienced atypical volatility and supply constraints.
The trading ticket volume for the year ended June 30, 2017 increased by 24,421 tickets, or 27.6%, to 112,907 tickets from 88,486 tickets in 2016. The increase in our trading ticket volume was primarily the result of an increase in customer usage of our online portal. Generally, the quantity-size (i.e., ounces) of customer orders placed through the portal is less than the quantity size of orders processed through our trading desk.
Our inventory turnover rate for the year ended June 30, 2017 decreased by 14.9%, to 26.3 from 30.9 in 2016. The decrease in our inventory turnover rate was primarily due to a higher volume of activity in our product financing arrangements and repurchase arrangements with customers (under these arrangements the Company carries inventory on its balance sheet for longer periods than inventory currently available for sale), foreign sourced metals which typically has longer transit times, and longer carrying periods associated with our higher margin custom products and production lead time of products produced at SilverTowne.

Selling, General and Administrative Expenses

Years Ended June 30,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(23,343)	(0.334)%	$(22,233)	(0.328)%	$1,110	5.0%

Selling, general and administrative expenses for the year ended June 30, 2017 increased $1.1 million, or 5.0%, to $23.3 million from $22.2 million in 2016. The change was primarily due to $0.7 million of investigatory acquisition costs related to an abandoned acquisition, the acquisition of AMST, as well as a new acquisition target (see Note 19), an increase of $0.6 million of consulting costs primarily related to the development and implementation of a new enterprise resource system, an increase of $0.9 million of selling, general and administrative expenses from AMST (our minting operation acquired this fiscal year), a $0.2 million loss on disposal of fixed assets related to the relocation of the company’s headquarters office, offset by a $1.9 million decrease in the overall compensation costs primarily related to lower discretionary incentive compensation.
Interest Income

Years Ended June 30,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$12,553	0.180%	$8,795	0.130%	$3,758	42.7%
Performance Metrics
Number of secured loans at period-end	2,375		1,173		1,202	102.5%

Interest income for the year ended June 30, 2017 increased $3.8 million, or 42.7%, to $12.6 million from $8.8 million in 2016. Interest income from our secured loan portfolio increased by $3.0 million or by 61.6% in comparison to the same year-ago period. This increase was primarily due to the increase in value of the secured loan portfolio, which was primarily due to the acquisition of additional bullion-based loan portfolios from a third party. The number of secured loans outstanding increased by 102.5% to 2,375 from 1,173 in 2016. Also, interest income increased due to our finance products. Our finance fees earned related to repurchase arrangements with customers increased by 29.1% or by $1.0 million in comparison to the same year-ago period.
Interest Expense

Years Ended June 30,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(10,117)	(0.145)%	$(6,319)	(0.093)%	$3,798	60.1%

Interest expense for the year ended June 30, 2017 increased $3.8 million, or 60.1% to $10.1 million from $6.3 million in 2016. The increase was related primarily to a significantly greater usage of our lines of credit, as a result from continued growth in the business, holding higher average inventory levels primarily related to product financing arrangements, amortization costs related to loan fees related to extension of the line of credit, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases. In comparison to the same year-ago period, interest expense increased by $1.4 million or by 27.2% related to our lines of credit, by $0.8 million related to the amortization of capitalized finance fees, by $0.9 million or 130.3% related to product financing agreements (or "reverse-repurchase arrangements") and by approximately $0.7 million or by 124.1% related to loan servicing costs.
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

Years Ended June 30,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(3,721)	(0.053)%	$(6,293)	(0.093)%	$(2,572)	(40.9)%

Our provision for income taxes was $3.7 million and $6.3 million for the years ended June 30, 2017 and 2016, respectively. Our effective tax rate was approximately 34.5% and 40.4% for the years ended June 30, 2017 and 2016, respectively. Our effective tax rate differs from the federal statutory rate primarily due to favorable tax attributes and deductions resulting from amended state tax filings based on the settlement of the Former parent's tax examination in the years when the Company was included in a consolidated filing. These favorable attributes are allocated to the standalone Company. The change in effective tax rate was also partially due to non-deductible transaction costs in the prior year that become deductible in the current year when the transaction was abandoned.
LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of June 30, 2017, approximately 93% of our assets consisted of cash, customer receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
Typically, the Company acquires its inventory by: (1) purchasing inventory from our suppliers by utilizing our own capital and lines of credit; (2) borrowing precious metals from our suppliers under short-term arrangements which may bear interest at a designated rate, and (3) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.
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
We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements, and draws upon and pays down its lines of credit so as to minimize interest expense.
Lines of Credit

in thousands
	June 30, 2017	June 30, 2016	June 30, 2017 Compared to June 30, 2016
Lines of credit	$180,000	$212,000	$(32,000)
A-Mark has a borrowing facility ("Trading Credit Facility") with a syndicate of banks, Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent for the syndicate. The Trading Credit Facility, which replaced the Company's previous borrowing facility with a group of financial institutions under an inter-creditor agreement, provides the Company with access up to $275.0 million, featuring a $225.0 million base with a $50.0 million accordion option. The Trading Credit Facility has a one-year maturity. The Company believes that the Trading Credit Facility provides adequate means to capital for its operations.

The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 1.17% and 0.47% as of June 30, 2017 and June 30, 2016, respectively. Borrowings are due on demand and totaled $180.0 million and $212.0 million at June 30, 2017 and at June 30, 2016, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation.   Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $45.6 million and $17.8 million as determined on the Friday before June 30, 2017 and June 30, 2016, respectively.
Liability on Borrowed Metals

in thousands
	June 30, 2017	June 30, 2016	June 30, 2017 Compared to June 30, 2016
Liability on borrowed metals	$5,625	$4,352	$1,273
We borrow precious metals from our suppliers under short-term arrangements. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $5.6 million and $4.4 million at June 30, 2017 and at June 30, 2016, respectively.
Product Financing Arrangements

in thousands
	June 30, 2017	June 30, 2016	June 30, 2017 Compared to June 30, 2016
Product financing arrangements	$135,343	$59,358	$75,985
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory to the third party at a an agreed-upon price based on the spot price, which provides alternative sources of liquidity. During the term of the agreement both parties intend for inventory to be returned at an agreed-upon price based on the spot price on the termination (repurchase) date. The third parties charge monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales. Such obligation totaled $135.3 million and $59.4 million as of June 30, 2017 and June 30, 2016, respectively.
Secured Loans

in thousands
	June 30, 2017	June 30, 2016	June 30, 2017 Compared to June 30, 2016
Secured loans	$91,238	$70,504	$20,734
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

Dividends

in thousands
	June 30, 2017	June 30, 2016	June 30, 2017 Compared to June 30, 2016
Dividends, declared	$2,110	$1,675	$435
In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share. In fiscal 2016, the Board of Directors modified the policy by increasing the quarterly cash dividend to $0.07 per common share, and in fiscal 2017 the quarterly cash dividend was increased to $0.08 per common share. See Note 16, in the accompanying notes the consolidated financial statements, for a summary of the declared dividends in fiscal 2017 and 2016.
Cash Flows
The majority of the Company’s trading activities involve two day value trades under which payment is made in advance of delivery or product is received in advance of payment. The high volume, rapid rate of inventory turn, and high average value per trade can cause material changes in the sources of cash used in or provided by operating activities on a daily basis. The Company manages these variances through its liquidity forecasts and counterparty limits by maintaining a liquidity reserve to meet the Company’s cash needs. The Company uses various short-term financial instruments to manage the rapid cycle of our trading activities from customer purchase order to cash collections and product delivery, which can cause material changes in the amount of cash used in or provided by financing activities on a daily basis.
The following summarizes components of our consolidated statements of cash flows for the years ended June 30, 2017 and 2016:

in thousands
Years Ended,	June 30, 2017	June 30, 2016	June 30, 2017 Compared to June 30, 2016
Net cash used in operating activities	$(9,781)	$(56,156)	46,375
Net cash used in investing activities	$(36,487)	$(30,219)	(6,268)
Net cash provided by financing activities	$42,185	$82,590	(40,405)
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash used in operating activities
Operating activities used $9.8 million and used $56.2 million in cash for the years ended June 30, 2017 and 2016, respectively, representing a $46.4 million decrease in the use of cash compared to the year ended June 30, 2016. This period over period decrease in the of use of funds (i.e., used less funds) in operating activities was primarily due to changes in the balances of derivative liabilities, accounts payable, deferred income taxes, and accrued liabilities offset by changes in the balances of receivables, derivative assets, inventory, liabilities on borrowed metals, secured loans receivable, income taxes payable, and income tax receivables.
Net cash used in investing activities
Investing activities used $36.5 million and used $30.2 million in cash for the years ended June 30, 2017 and 2016, respectively, representing a $6.3 million increase in the use of cash compared to the year ended June 30, 2016. This period over period increase is the result of the change in balance of secured loans of $6.7 million that was primarily due to additional acquisitions of loan portfolios, and an acquisition of a majority-owned subsidiary for $3.4 million made in the current comparable period. Also, our investment activity into non-consolidated entities decreased by $4.7 million against the comparable period.

Net cash provided by financing activities
Financing activities provided $42.2 million and provided $82.6 million in cash for the years ended June 30, 2017 and 2016, respectively, representing a decrease of $40.4 million in the in funds provided by financing activities compared to the year ended June 30, 2016. This period over period decrease in funds provided by financing activities was primarily due to changes in the balance of the Trading Credit Facility of $97.0 million and partially offset by changes in the balance of product financing arrangements of $56.1 million.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at June 30, 2017 are scheduled to settle within 30 days.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability. Gains or losses resulting from the termination of hedge contracts are reported as cost of sales. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the consolidated statements of income. For the years ended June 30, 2017 and 2016, the net gains (losses) on derivative instruments in the consolidated statements of income totaled $9.7 million and $(5.9) million, respectively.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of June 30, 2017 and at June 30, 2016:

in thousands	June 30, 2017	June 30, 2016
Inventory	$284,659	$245,057
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(40)	(16)
Premium on metals position	(4,088)	(4,627)
Inventory value not hedged	(4,128)	(4,643)

Subtotal	280,531	240,414
Commitments at market:
Open inventory purchase commitments	587,687	550,810
Open inventory sales commitments	(121,602)	(237,325)
Margin sale commitments	(7,936)	(12,439)
In-transit inventory no longer subject to market risk	(3,931)	(7,363)
Unhedgable premiums on open commitment positions	495	400
Inventory borrowed from suppliers	(5,625)	(4,352)
Product financing arrangements	(135,343)	(59,358)
Advances on industrial metals	1,580	4,521
Inventory subject to price risk	595,856	475,308

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	462,231	188,530
Precious metals futures contracts at market values	133,450	286,449
Total market value of derivative financial instruments	595,681	474,979

Net inventory subject to commodity price risk	$175	$329

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At June 30, 2017, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.
Commitments and Contingencies
Refer to Note 15 for other information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2017 and June 30, 2016, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	June 30, 2017	June 30, 2016
Purchase commitments	$587,687	$550,810
Sales commitments	$(121,602)	$(237,325)
Margin sale commitments	$(7,936)	$(12,439)
Open forward contracts	$462,231	$188,530
Open futures contracts	$133,450	$286,449
Foreign exchange forward contracts	$2,213	$1,992
The notional amounts of the commodity forward and futures contracts and the open sales and purchase orders, as shown in the table above, are not reflected at the notional amounts in the consolidated balance sheets. The Company records commodity forward and futures contracts at the fair value, which is the difference between the market price of the underlying metal or contract measured on the reporting date and the trade amount measured on the date the contract was transacted. The fair value of the open derivative contracts are shown as a component of derivative assets or derivative liabilities in the accompanying consolidated balance sheets.
The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled (see Note 11.)
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
Our significant accounting policies are discussed in Note 2 Summary of Significant Accounting Policies of the accompanying consolidated financial statements. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
Revenue Recognition
The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between the trade and settlement dates, the Company has essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivative at the trade date with any corresponding unrealized gain (loss), shown as component of cost of sales in the consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. Upon settlement, the sales which are physically settled are recognized at the gross amount in the consolidated statements of income. Realized gains and losses on derivative contracts, which are not physically settled are recognized at the net amount as a component of cost of sales in the consolidated statements of income.

Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. For physically settled transactions, the Company typically records sales of precious metals occurs upon receipt by the customer. The Company records revenues from its storage and logistics services after the related services are completed.
Inventories
The Company's inventories primarily include bullion and bullion coins, which are initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: (1) published market values attributable to the cost of the raw precious metal, and (2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The premium is included in the cost of the inventory, paid at acquisition, and is a component of the total fair market value of the inventory. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged.
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
Inventories include amounts borrowed from suppliers arising from various arrangements including unallocated metal positions held by customers in the Company’s inventory, amounts due to suppliers for the use of consigned inventory, as well as shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.)
The Company enters into product financing agreements for the transfer and subsequent option to reacquire its gold and silver inventory at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, charged by the third party finance company. During the term of the financing agreement, the third party company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the termination (repurchase) date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified as interest expense. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements, and are reflected in the consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is restricted) are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income.
The Company periodically loans metals to customers on a short-term consignment basis. Such inventories are removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable.
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

Goodwill and Other Purchased Intangible Assets
We evaluate goodwill and other indefinite-lived intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other definite-lived intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. We may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, a two-step impairment test is performed. The first step in this test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount.
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

The Company's consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the Distribution of the Company when it was a member of the Former Parent's consolidated income tax return group. Current tax receivable reflects balances due from the Former Parent for the Company's share of the income tax assets of the group.
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
Contingent Earn-out Liability
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
A-Mark Precious Metals, Inc.
We have audited the accompanying consolidated balance sheets of A-Mark Precious Metals, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A-Mark Precious Metals, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP

Irvine, California
September 14, 2017

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)
(unaudited)

	June 30, 2017	June 30, 2016

ASSETS
Current assets:
Cash	$13,059	$17,142
Receivables, net	39,295	43,302
Derivative assets	17,587	33,732
Secured loans receivable	91,238	70,004

Inventories:
Inventories	149,316	185,699
Restricted inventories	135,343	59,358
	284,659	245,057

Income taxes receivable	—	7,318
Income taxes receivable from Former Parent	—	203
Prepaid expenses and other assets	1,183	1,503
Total current assets	447,021	418,261

Plant, property and equipment, net	6,607	3,482
Goodwill	8,881	4,620
Intangibles, net	4,065	1,987
Long-term secured loans receivable	—	500
Long-term investments	7,967	7,873
Deferred tax assets - non-current	3,959	424
Total assets	$478,500	$437,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$180,000	$212,000
Liability on borrowed metals	5,625	4,352
Product financing arrangements	135,343	59,358
Accounts payable	41,947	46,769
Derivative liabilities	34,582	36,454
Note payable - related party	500	—
Accrued liabilities	4,945	7,660
Income taxes payable	1,418	—
Total current liabilities	404,360	366,593
Deferred tax liabilities - non-current	—	7,245
Other long-term liabilities	1,117	—
Total liabilities	405,477	373,838

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of June 30, 2017 and 2016	—	—
Common Stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 and 7,021,450 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	71	71
Additional paid-in capital	23,526	22,220
Retained earnings	45,994	41,018
Total A-Mark Precious Metals, Inc. stockholders’ equity	69,591	63,309
Non-controlling interest	3,432	—
Total stockholders’ equity	73,023	63,309
Total liabilities, non-controlling interest and stockholders’ equity	$478,500	$437,147

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

Years Ended June 30,	2017	2016
Revenues	$6,989,624	$6,784,039
Cost of sales	6,958,290	6,749,518
Gross profit	31,334	34,521

Selling, general and administrative expenses	(23,343)	(22,233)
Interest income	12,553	8,795
Interest expense	(10,117)	(6,319)
Other income	298	701
Unrealized gain on foreign exchange	60	99
Net income before provision for income taxes	10,785	15,564
Provision for income taxes	(3,721)	(6,293)
Net income	7,064	9,271
Add: Net loss attributable to non-controlling interest	(22)	—
Net income attributable to the Company	$7,086	$9,271

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$1.01	$1.33
Diluted	$1.00	$1.30
Weighted average shares outstanding:
Basic	7,029,400	6,981,900
Diluted	7,121,500	7,120,300

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interest	Total Stockholders’ Equity
Balance, June 30, 2015	6,973,549	$70	$22,470	$33,422	$55,962	$—	$55,962
Net income	—	—	—	9,271	9,271	—	9,271
Share-based compensation	—	—	419	—	419	—	419
Release of restricted stock units	86,298	1	—		1	—	1
Repurchase and retirement of restricted stock units for payroll taxes	(38,397)	—	(669)	—	(669)	—	(669)
Dividends declared	—	—	—	(1,675)	(1,675)	—	(1,675)
Balance, June 30, 2016	7,021,450	$71	$22,220	$41,018	$63,309	$—	$63,309
Net income (loss)	—	—	—	7,086	7,086	(22)	7,064
Share-based compensation	—	—	996	—	996	—	996
Excess tax benefit of share-based award	—	—	138	—	138	—	138
Minority interest contribution	—	—	—	—	—	3,454	3,454
Stock award grant	10,000	—	172	—	172	—	172
Dividends declared	—	—	—	(2,110)	(2,110)	—	(2,110)
Balance, June 30, 2017	7,031,450	$71	$23,526	$45,994	$69,591	$3,432	$73,023

See accompanying Notes to Consolidated Financial Statements

Table of Contents A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

Years Ended,	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income	$7,064	$9,271
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,521	1,216
Amortization of loan cost	892	204
Deferred income taxes	(10,780)	6,695
Interest added to principal of secured loans	(68)	(83)
Accrued earn-out	(198)	—
Share-based compensation	996	419
Earnings from equity method investment	(94)	(701)
Loss on disposal of fixed assets	178	—
Changes in assets and liabilities:
Receivables	4,007	(13,277)
Secured loans	8,765	4,345
Secured loans to Former Parent	1,370	(1,369)
Derivative assets	16,145	(22,368)
Income tax receivable	7,318	528
Inventories	(39,602)	(53,556)
Prepaid expenses and other current assets	(572)	(505)
Accounts payable	(4,822)	(3,870)
Derivative liabilities	(1,872)	18,557
Liabilities on borrowed metals	1,273	(5,148)
Accrued liabilities	(2,923)	2,594
Receivable from/payables to Former Parent	203	892
Income taxes payable	1,418	—
Net cash used in operating activities	(9,781)	(56,156)
Cash flows from investing activities:
Capital expenditures for property and equipment	(2,265)	(1,466)
Purchase of long-term investments	—	(4,672)
Secured loans, net	(30,801)	(24,081)
Acquisition of majority-owned subsidiary, net of cash	(3,421)	—
Net cash used in investing activities	(36,487)	(30,219)
Cash flows from financing activities:
Product financing arrangements, net	75,985	19,933
Dividends	(2,110)	(1,675)
(Repayments) borrowings under lines of credit, net	(32,000)	65,000
Stock award grant	172	1
Excess tax benefit of share-based award	138	—
Repurchase and retirement of restricted stock for payroll taxes	—	(669)
Net cash provided by financing activities	42,185	82,590

Net decrease in cash and cash equivalents	(4,083)	(3,785)
Cash and cash equivalents, beginning of period	17,142	20,927
Cash and cash equivalents, end of period	$13,059	$17,142

Table of Contents A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

Years Ended,	June 30, 2017	June 30, 2016
( - Continued from preceding page - )
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$9,448	$6,143
Income taxes	$11,874	$149

Non-cash investing and financing activities:
Interest added to principal of secured loans	$68	$83
Contribution of assets from minority interest	$3,454	$—
Payable to minority interest partner for acquired business	$500	$—
Earn out obligation payable to minority interest partner	$1,523	$—
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
The Company's wholly-owned subsidiary, A-M Global Logistics, LLC ("Logistics"), operates the Company's logistics fulfillment center based in Las Vegas, Nevada. Logistics provides our customers an array of complementary services, including packaging, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis.
The Company’s majority-owned affiliate, AM&ST Associates, LLC (“AMST”), operates the Company's minting operations in Winchester, Indiana (see SilverTowne Mint Acquisition below).
SilverTowne Mint Acquisition
On August 31, 2016, the Company formed a joint venture AMST with SilverTowne, L.P. (“SilverTowne”), an Indiana-based producer of minted silver products. The purpose of the joint venture was to acquire the entire minting operations of SilverTowne and continue to manage and grow that business using the expanded resources of the joint venture.
    In exchange for their respective membership interests in AMST, (i) SilverTowne contributed a 48.47% interest in SilverTowne's assets to AMST, valued at $3,453,750, and (ii) A-Mark contributed $3,721,250 in cash to AMST and agreed to contribute an additional $500,000, which was paid in August 2017, resulting in SilverTowne and the Company owning 45% and 55% of AMST, respectively. Of the cash contributions made at closing, $3,171,250 was used to purchase the interest in the remaining interest in SilverTowne's contributed assets (see following paragraph), $250,000 was used to purchase the land and building where AMST's minting operations is located, and $300,000 was provided for working capital.
        Simultaneously with the formation of AMST, under the Asset Purchase Agreement dated August 31, 2016, AMST purchased the remaining 51.53% interest in SilverTowne's assets for an aggregate purchase price of $3,671,250, of which $3,171,250 was paid at closing and the balance of $500,000 was represented by a promissory note, which was due and payable one year following the closing. The real estate was acquired separately from the Asset Purchase Agreement. As additional consideration for the acquired assets (the tangible plant assets and identifiable intangible assets), AMST agreed to pay SilverTowne earn-out payments over three years up to $1.0 million each year based on the achievement of specified performance and production thresholds. The total fair value of the assets contributed (by SilverTowne and A-Mark) and acquired by AMST was $7,675,000 before contingent future earn-out payments.

The purchase price (consisting of: $3,453,750 of assets contributed by SilverTowne, $3,721,250 of cash and agreement to contribute an additional $500,000 in cash on August 2017 by the Company, and $1,523,000 contingent earn-out obligation of AMST) has been allocated to the total assets purchased based on their fair value on the date of acquisition as follows (shown in thousands):

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
The Company initially measured the fair value of the contingent future earn-out payments based on the weighted average probability of anticipated outcomes, and estimated the potential consideration to be $1,523,000. As of June 30, 2017 the balance of contingent earn-out liability was $1,325,000 (see Note 2).
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of fair value, allowances for doubtful accounts, impairment assessments of plant, property and equipment and intangible assets, valuation allowance determination on deferred tax assets, contingent earn-

out liabilities, and revenue recognition judgments. Significant estimates also include the Company's fair value determination with respect to its financial instruments and precious metals inventory. Actual results could materially differ from these estimates.
Concentration of Credit Risk
Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances.
Assets that potentially subject the Company to concentrations of credit risk consist principally of receivables, loans of inventory to customers, and inventory hedging transactions. Concentration of credit risk with respect to receivables is limited due to the large number of customers composing the Company's customer base, the geographic dispersion of the customers, and the collateralization of substantially all receivable balances. Based on an assessment of credit risk, the Company typically grants collateralized credit to its customers. The Company enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with credit worthy financial institutions. Credit risk with respect to loans of inventory to customers is minimal. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions.
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
Net cash paid to acquire a business is classified as investing activities on the accompanying consolidated statements of cash flow.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2017 and June 30, 2016.
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
Plant, Property and Equipment
Plant, property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Depreciation commences when the related assets are placed into service. Internal-use software development costs are capitalized during the application development stage. Internal-use software costs incurred during the preliminary project stage are expensed as incurred. Land is recorded at historical cost, and is not depreciated. Repair and maintenance costs are recognized as incurred. We have no major planned maintenance activities related to our plant assets associated with our minting operations.
The Company reviews the carrying value of these assets for impairment whenever events and circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating for impairment, the carrying value of each asset is compared to the undiscounted estimated future cash flows expected to result from its use and eventual disposition. An impairment loss is recognized for the difference when the carrying value exceeds the undiscounted estimated future cash flows. The factors considered by the Company in performing this assessment include current and projected operating results, trends and prospects, the manner in which the these assets are used, and the effects of obsolescence, demand and competition, as well as other economic factors.
Definite-lived Intangible Assets
Definite-lived intangible assets consists primarily of customer relationships, non-compete agreements and employment contracts) which are amortized on a straight-line basis over their economic useful lives ranging from three years to fifteen years. We review our definite-lived intangible assets for impairment under the same policy described above for plant, property, and equipment; that is, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Goodwill and Indefinite-lived Intangible Assets
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill and other indefinite-lived intangibles (such as trade names) are not a subject to amortization, but are evaluated for impairment at least annually. However, for tax purposes, goodwill acquired in connection with an acquisition is generally deductible.
The Company evaluates its goodwill and other indefinite-lived intangibles for impairment in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. A qualitative assessment includes analyzing current economic indicators associated with a particular reporting unit such as changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.
If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, a two-step impairment test is performed. The first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount.
Long-Term Investments
Investments in privately-held entities that are at least 20% but less than 50% owned by the Company are accounted for using the equity method. Under the equity method, the carrying value of the investment is adjusted for the Company’s proportionate share of the investee’s earnings or losses, with the corresponding share of earnings or losses reported in other income (expense). The carrying value of the investment is reduced by the amount of the dividends received from the equity-method investee, as they are considered a return of capital.
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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. As of June 30, 2017 and June 30, 2016, the Company did not identify any impairments.
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
Contingent Earn-out Liability
We record an estimate of the fair value of contingent consideration related to the earn-out obligation to SilverTowne LP related to the SilverTowne Mint transaction (see Note 1). On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST, which are considered Level 3 inputs (see Note 3). Consequentially, the assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. As of June 30, 2017 and June 30, 2016 the balance of contingent liability was $1.325 million and $0.0 million respectively. During the year ended June 30, 2017, the Company recognized $0.2 million of other income related to revaluation adjustments to the balance of the contingent liability. Following is a reconciliation of the beginning and ending amounts of the contingent consideration obligation related to the SilverTowne Mint acquisition, which is recorded as a component of accrued liabilities and other long-term liabilities:

in thousands
Contingent
Liabilities at fair value, based on Level 3 inputs:	Consideration
Balance at June 30, 2016	$—
Initial valuation	1,523
Revaluation adjustment	(198)
Balance at June 30, 2017	$1,325
Revenue Recognition
The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between the trade and settlement dates, the Company has essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC ("ASC 815"). The Company records the derivative at the trade date with any corresponding unrealized gain (loss), shown as component of cost of sales in the consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. Upon settlement, the sales which are physically settled are recognized at the gross amount in the consolidated statements of income. Realized gains and losses on derivative contracts, which are not physically settled are recognized at the net amount as a component of cost of sales in the consolidated statements of income.
Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. For physically settled transactions, the Company typically records sales of precious metal upon receipt by the customer. The Company records revenues from its storage and logistics services after the related services are completed.

Interest Income
The Company uses the effective interest method to recognize interest income on its secured loans transactions.  For these arrangements, the Company maintains a security interest in the precious metals and records interest income over the terms of the secured loan receivable. Recognition of interest income is suspended and the loan is placed on non-accrual status when management determines that collection of future interest income is not probable. The interest income accrual is resumed, and previously suspended interest income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income (see Note 5).
The Company also enters into financing arrangements whereby the Company purchases precious metals from a customer, and the customer is granted the option to reacquire the metal at a later date.  The Company earns a fee (classified as interest income) over the open reacquisition period. Other sources of interest income include fees earned under other financing arrangements over the period in which customers have opted to defer the payments, deliveries and/or the pricing out of the metals being purchased.
Interest Expense
The Company incurs interest expense based on usage under its lines of credit recording interest expense using the effective interest method.
The Company also incurs financing fees (classified as interest expense) as a result of its product financing arrangements with third party finance companies for the transfer and subsequent option to reacquire its precious metal inventory at a later date.  During the term of this type of agreement, the third party charges a monthly fee as a percentage of the market value of the designated inventory, which the Company intends to reacquire in the future.  Other sources of interest expense can include fees incurred over the period in which the Company has opted to defer the receipt of metals being purchased.

Other Income
The Company's other income is derived from the Company's proportional interest in the investee's reported net income or net loss for its equity method investment, and the gains or losses associated with revaluation adjustments to the contingent earn-out liability.
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
Commodity futures and forward contract transactions are recorded at fair value on the trade date. The difference between the original contract value and the market value of the open futures and forward contracts are reflected in derivative assets or derivative liabilities in the consolidated balance sheets at fair value, with the corresponding unrealized gain or losses included as a component of cost of sales on the consolidated statements of income. Realized gains or losses resulting from the termination of commodity contracts are also reported as a component of cost of sales on the consolidated statements of income.
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
Advertising
Advertising expense was $673,000 and $645,000, respectively, for the years ended June 30, 2017 and 2016.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the consolidated statements of income. Shipping and handling costs incurred totaled $4.5 million and $7.5 million, respectively, for the years ended June 30, 2017 and 2016.

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
Income Taxes
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the consolidated balance sheets principally within accrued liabilities.
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
The Company's consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the Distribution of the company when it was a member of the consolidated income tax return group of its Former Parent, Spectrum Group International, Inc. Following its spin-off, the Company files federal and state income tax filings that are separate from the Former Parent's tax filings. The Company recognizes current and deferred income taxes as a separate taxpayer for periods ending after the date of Distribution.

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
A reconciliation of shares used in calculating basic and diluted earnings per common shares for the years ended June 30, 2017 and 2016, is presented below.

in thousands
Years Ended June 30,	2017	2016
Basic weighted average shares outstanding	7,029	6,982
Effect of common stock equivalents — stock issuable under outstanding equity awards	93	138
Diluted weighted average shares outstanding	7,122	7,120

Recent Accounting Pronouncements Not Yet Adopted
From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”). The amendments of this ASU eliminate step 2 from the goodwill impairment test. The annual, or interim test is performed by comparing the fair value of a reporting unit with its carrying amount. The amendments of this ASU also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and if it fails that qualitative test, to perform step 2 of the goodwill impairment test. This update is effective for the Company, on July 1, 2020 (for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years). Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. We continue to evaluate the impact of our upcoming adoption of  ASU 2017-04 and do not believe that its adoption will have a material impact on our consolidated financial position, results of operations or cash flows and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, (“ASU 2017-01”). The objective of ASU 2017-01 is to clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. We continue to evaluate the impact of our upcoming adoption of ASU 2017-01 and do not believe that its adoption will have a material impact on our consolidated financial position, results of operations or cash flows and related disclosures.
In August 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for the Company on July 1, 2018 (for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years). The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the impact of our upcoming adoption of ASU 2016-15 on our consolidated financial position, results of operations or cash flows and related disclosures.
In March 2016, FASB issued ASU No. 2016-09, (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This update is effective for the Company, on July 1, 2017. We continue to evaluate the impact of our upcoming adoption of ASU 2016-09 and do not believe that its adoption will have a material impact on our consolidated financial position, results of operations or cash flows and related disclosures.
In February 2016, FASB issued ASU No. 2016-02, (“ASU 2016-02”), Leases (Topic 842). The amendments in this update require lessees to recognize a lease liability measured on a discounted basis and a right-of-use asset for all leases at the commencement date. This update is effective for the Company, on July 1, 2019 (for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years), and is to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are evaluating the new guidelines, but believe that adoption will not have a material impact on our consolidated financial position, results of operations or cash flows and related disclosures, as the Company has minimal lease commitments.
    In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify aspects relating to the identification of performance obligations and improve the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12("ASU 2016-12"), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 address certain issues identified on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. For all of the ASUs noted above ("ASC 606"), the effective date for the Company is July 1, 2018 (for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years). Either the retrospective or cumulative effect transition method is permitted.  The Company has been evaluating the impact of this new pronouncement and does not believe the implementation of ASC 606 will have a significant effect on the financial results of the Company for fiscal years beginning on and after July 1, 2018. This is because the major portion of the Company's revenues fall under the authoritative guidance of ASC 815, which are outside the scope of ASC 606.

3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2017 and June 30, 2016.

in thousands
	June 30, 2017		June 30, 2016
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$13,059	$13,059	$17,142	$17,142
Receivables, net	39,295	39,295	43,302	43,302
Secured loans receivable	91,238	91,238	70,504	70,504
Derivative assets - open sale and purchase commitments, net	931	931	32,347	32,347
Derivative assets - futures contracts	1,273	1,273	—	—
Derivative assets - forward contracts	15,383	15,383	1,385	1,385
Income taxes receivables	—	—	7,318	7,318
Income taxes receivable from Former Parent	—	—	203	203
Financial liabilities:
Lines of credit	$180,000	$180,000	$212,000	$212,000
Liability on borrowed metals	5,625	5,625	4,352	4,352
Product financing arrangements	135,343	135,343	59,358	59,358
Derivative liabilities - liability on margin accounts	4,797	4,797	8,182	8,182
Derivative liabilities - open sale and purchase commitments, net	29,785	29,785	1,919	1,919
Derivative liabilities - futures contracts	—	—	13,914	13,914
Derivative liabilities - forward contracts	—	—	12,439	12,439
Accounts payable	41,947	41,947	46,769	46,769
Accrued liabilities	4,945	4,945	7,660	7,660
Other long-term liabilities	1,117	1,117	—	—
Income taxes payable	1,418	1,418	—	—
Note payable - related party	500	500	—	—

The fair values of the financial instruments shown in the above table as of June 30, 2017 and June 30, 2016 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
The carrying amounts of cash, secured loans receivable, accounts receivable, income taxes receivable, accounts payable, income tax payable, note payable, and accrued liabilities approximated fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities, liability on borrowed metal and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value of other long-term liabilities represents the long-term portion of a contingent earn-out liability that is remeasured on a quarterly basis.
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
Product Financing Arrangements. Product financing arrangements consist of financing agreements for the transfer and subsequent re-acquisition of the sale of gold and silver at an agreed-upon price based on the spot price with a third party. Such transactions allow the Company to repurchase this inventory on the termination (repurchase) date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation, which is carried at fair value. The obligation is stated at the amount required to repurchase the outstanding inventory. Fair value is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Product financing arrangements are classified in Level 1 of the valuation hierarchy.
Contingent Earn-out Liability. The Company records an estimate of the fair value of contingent consideration related to the earn-out obligation to SilverTowne LP related to the SilverTowne Mint transaction (see Note 1). On a quarterly basis, the liability is remeasured and increases or decreases in the fair value is recorded as an adjustment to other income on the consolidated statements of income. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. The key inputs in determining fair value of our contingent consideration obligations include the changes in the assumed timing and amounts of future throughputs (i.e., operating income, operating cost per unit, and production volume) which affects the timing and amount of future earn-out payments. Contingent earn-out liability is classified in Level 3 of the valuation hierarchy.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and June 30, 2016, aggregated by the level in the fair value hierarchy within which the measurements fall:

	June 30, 2017
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$284,619	$—	$—	$284,619
Derivative assets — open sale and purchase commitments, net	931	—	—	931
Derivative assets — futures contracts	1,273	—	—	1,273
Derivative assets — forward contracts	15,383	—	—	15,383
Total assets, valued at fair value	$302,206	$—	$—	$302,206
Liabilities:
Liability on borrowed metals	$5,625	$—	$—	$5,625
Product financing arrangements	135,343	—	—	135,343
Derivative liabilities — liability on margin accounts	4,797	—	—	4,797
Derivative liabilities — open sale and purchase commitments, net	29,785	—	—	29,785
Contingent earn-out liability	$—	$—	$1,325	$1,325
Total liabilities, valued at fair value	$175,550	$—	$1,325	$176,875
____________________
(1) Commemorative coin inventory totaling $40,000 is held at lower of cost or market and is thus excluded from this table.

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
Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only under certain circumstances. These include cost method and equity method investments that are written down to fair value when a decline in the fair value is determined to be other-than-temporary, and plant, property and equipment or goodwill that are written down to fair value when they are held for sale or determined to be impaired.
The Company uses Level 3 inputs to measure the fair value of its investments on a non-recurring basis. The Company's two investments in noncontrolled entities do not have readily determinable fair values. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the carrying value of the instruments to the Company. As of June 30, 2017 and June 30, 2016, the carrying value of the Company's investments totaled $8.0 million and $7.9 million, respectively. During the year ended June 30, 2017, the Company did not record any impairments related to these investments.
The Company also uses Level 3 inputs to measure the fair value of goodwill and other intangibles on a non-recurring basis. These assets are measured at cost and are written down to fair value on the annual measurement dates or on the date of a triggering event, if impaired. As of June 30, 2017, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the year ended June 30, 2017.

4.	RECEIVABLES
Receivables consist of the following as of June 30, 2017 and June 30, 2016:

in thousands
	June 30, 2017	June 30, 2016

Customer trade receivables	$31,949	$4,001
Wholesale trade advances	2,457	11,860
Due from brokers	4,919	27,471
Subtotal	39,325	43,332
Less: allowance for doubtful accounts	(30)	(30)
Receivables, net	$39,295	$43,302
Customer Trade Receivables. Customer trade receivables represent short-term, non-interest bearing amounts due from precious metal sales, advances related to financing products, and other secured interests in assets of the customer.
Wholesale Trade Advances. Wholesale trade advances represent advances of various bullion products and cash advances for purchase commitments of precious metal inventory. Typically, these advances are unsecured, short-term, and non-interest bearing, and are made to wholesale metals dealers and government mints.
Due from Brokers. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts (see Note 11).
Allowance for Doubtful Accounts
An allowance for doubtful accounts is recorded based on specifically identified receivables, which the Company has identified as potentially uncollectible. A summary of the activity in the allowance for doubtful accounts is as follows:

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Year Ended June 30, 2017	$30	$—	$—	$30
Year Ended June 30, 2016	$30	$—	$—	$30

5.	SECURED LOANS RECEIVABLE
Below is a summary of the carrying value of our secured loans as of June 30, 2017 and June 30, 2016:

in thousands
	June 30, 2017		June 30, 2016

Secured loans originated	$30,864		$36,280
Secured loans originated - with a related party	—		1,370
	30,864		37,650
Secured loans acquired	60,374	(1)	32,854	(2)
Secured loans (current and long-term)	$91,238		$70,504
_________________________________
(1)    Includes $72,000 of amortized loan premium as of June 30, 2017.
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
Secured Loans - Acquired: Secured loans also include short-term loans, which include a combination of on-demand lines and short term facilities that are purchased from our customer. The Company acquires a portfolio of their loan receivables at a price that approximates the aggregate carrying value of each loan in the portfolio, as determined on the effective transaction date. Each loan in the portfolio is fully secured by the borrowers' assets, which include bullion, numismatic and semi-numismatic material that are held in safekeeping by the Company. Typically, the seller of the loan portfolio retains the responsibility for the servicing and administration of the loans.
    As of June 30, 2017 and June 30, 2016, our secured loans carried weighted-average effective interest rates of 9.2% and 8.7%, respectively, and mature in periods generally ranging from on-demand to two years.
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

The Company evaluates its loan portfolio in one of three classes of secured loan receivables: those loans secured by: 1) bullion 2) numismatic and semi-numismatic items and 3) customers' pledged assets, which may include bullion and numismatic items. The Company's secured loans by portfolio class, which align with management reporting, are as follows:

in thousands
	June 30, 2017		June 30, 2016
Bullion	$61,767	67.7%	$35,168	49.9%
Numismatic and semi-numismatic	29,471	32.3	34,636	49.1
Subtotal	91,238	100.0	69,804	99.0
Other pledged assets(1)	—	—	700	1.0
Total secured loans	$91,238	100.0%	$70,504	100.0%

_________________________________
(1)	Includes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
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

in thousands
	June 30, 2017		June 30, 2016
Loan-to-value of 75% or more (1)	$60,432	66.2%	$10,231	14.7%
Loan-to-value of less than 75% (1)	30,806	33.8	59,573	85.3
Secured loans collateralized by precious metal products (1)	$91,238	100.0%	$69,804	100.0%

_________________________________
(1)	Excludes secured loans that are collateralized by borrower's assets, which are not exclusively precious metal products.
    The Company had no loans with a loan-to-value ratio in excess of 100% at June 30, 2017. At June 30, 2016, the Company had no loans with a loan-to-value ratio in excess of 100%.
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
For the years ended June 30, 2017 and 2016, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at June 30, 2017 and June 30, 2016:

in thousands
	June 30, 2017	June 30, 2016
Inventory held for sale	$43,787	$81,006
Repurchase arrangements with customers	92,496	92,283
Consignment arrangements with customers	7,368	8,042
Commemorative coins, held at lower of cost or market	40	16
Borrowed precious metals from suppliers	5,625	4,352
Product financing arrangement, restricted	135,343	59,358
	$284,659	$245,057
Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of June 30, 2017 and June 30, 2016, the inventory held for sale totaled $43.8 million and $81.0 million, respectively.
Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date, whereby the Company retains legal title to the metals. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2017 and June 30, 2016, included within inventory is $92.5 million and $92.3 million, respectively, of precious metals products subject to repurchase.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventories loaned under consignment arrangements to customers as of June 30, 2017 and June 30, 2016 totaled $7.4 million and $8.0 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, are included in inventory at the lower of cost or market and totaled $40,000 and $16,000 as of June 30, 2017 and June 30, 2016, respectively.
Borrowed Precious Metals from Suppliers. Inventories include amounts borrowed from suppliers that arise from various arrangements including unallocated metal positions held by customers in the Company’s inventory, as well as amounts due to suppliers for the use of consigned inventory, and shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the consolidated balance sheets and totaled $5.6 million and $4.4 million as of June 30, 2017 and June 30, 2016, respectively.

Product Financing Arrangements. Inventories include amounts for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligation totaled $135.3 million and $59.4 million as of June 30, 2017 and June 30, 2016, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.) As of June 30, 2017 and June 30, 2016, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(4.5) million and $12.7 million, respectively.
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
The premium component, at market value, included in the inventories as of June 30, 2017 and June 30, 2016 totaled $4.1 million and $4.6 million, respectively.

7. PLANT, PROPERTY AND EQUIPMENT
Plant, property and equipment consists of the following at June 30, 2017 and June 30, 2016:

in thousands
	June 30, 2017	June 30, 2016
Office furniture, and fixtures	$1,638	$1,107
Computer equipment	462	407
Computer software	2,386	2,386
Plant equipment	1,979	—
Building	315	—
Leasehold improvements	2,571	1,661
Total depreciable assets	9,351	5,561
Less: accumulated depreciation	(3,885)	(3,043)
Property and equipment not placed in service	1,105	964
Land	36	—
Plant, property and equipment, net	$6,607	$3,482
Depreciation expense for the years ended June 30, 2017 and 2016 was $1,099,000 and $833,000, respectively.
During the year ended June 30, 2017, the Company recognized a loss on the disposal of plant, property and equipment of approximately $178,000, which is shown as component of selling, general and administrative expenses on the consolidated statements of income. The Company wrote-off $435,000 of assets primarily consisting of leasehold improvements and office furniture and fixtures related to its relocation of its corporate office to El Segundo California. The Company did not incur a material loss on disposal of plant, property and equipment assets during the year ended June 30, 2016.
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

The carrying value of goodwill and other purchased intangibles as of June 30, 2017 and June 30, 2016 is as described below:

dollar amounts in thousands
		June 30, 2017			June 30, 2016
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Identifiable intangible Assets:
Existing customer relationships	5 - 15	6,447	(4,636)	1,811	5,747	(4,214)	1,533
Non-compete and other	4	2,000	(2,000)	—	2,000	(2,000)	—
Employment agreement	3	195	(195)	—	195	(195)	—
Intangibles subject to amortization		8,642	(6,831)	1,811	7,942	(6,409)	1,533
Trade Name	Indefinite	$2,254	$—	$2,254	$454	$—	$454
		$10,896	$(6,831)	$4,065	$8,396	$(6,409)	$1,987

Goodwill	Indefinite	$8,881	$—	$8,881	$4,620	$—	$4,620

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the years ended June 30, 2017 and 2016 was $422,000 and $382,000, respectively. For the years ended June 30, 2017 and 2016, the Company did not identify any impairments related to the Company's goodwill or intangible assets.
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2018	$432
2019	432
2020	432
2021	61
2022	47
Thereafter	407
Total	$1,811

9.	LONG-TERM INVESTMENTS
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

in thousands
	June 30, 2017	June 30, 2016
Equity method investment	$7,467	$7,373
Cost method investment	500	500
	$7,967	$7,873
Equity Method Investment
The Company applies the equity method of accounting for its investment in which it has aggregate ownership interest of 20.2%. Under the equity method of accounting, the carrying value of the investment is adjusted for the Company's proportional share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported in other income on the consolidated statements of income.

The Company's proportionate share of the investee’s net income totaled $94,000 and $701,000 for the years ended June 30, 2017 and 2016, respectively. The Company's share of these earnings is shown as a component of "other income" on the consolidated statements of income.
Cost Method Investment
The Company applies the cost method to its investment in which its ownership percentage, based on the number of fully dilutive common shares outstanding, was 2.5% as of June 30, 2017 and June 30, 2016. As of June 30, 2017 and June 30, 2016, the aggregate carrying balance of this investment was $0.5 million.

10.	ACCOUNTS PAYABLE
Accounts payable consists of the following:

in thousands
	June 30, 2017	June 30, 2016
Trade payable to customers	$277	$603
Advances from customers	36,382	36,369
Liability on deferred revenue	3,777	6,546
Due to brokers	—	1,250
Other accounts payable	1,511	2,001
	$41,947	$46,769

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
The Company is exposed to market risk, such as changes in commodity prices, and foreign exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative products, such as forwards and futures contracts. By policy, the Company historically has entered into derivative financial instruments for the purpose of hedging substantially all of Company's market exposure to precious metals prices, and not for speculative purposes.
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). Substantially all of these transactions are secured by the underlying metals positions. As such, the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of June 30, 2017 and June 30, 2016.

	June 30, 2017				June 30, 2016

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$1,625	$(694)	$—	$931	$37,378	$(5,031)	$—	$32,347
Future contracts	1,273	—	—	1,273	—	—	—	—
Forward contracts	15,754	(371)	—	15,383	1,385	—	—	1,385
	$18,652	$(1,065)	$—	$17,587	$38,763	$(5,031)	$—	$33,732
Nettable derivative liabilities:
Open sale and purchase commitments	$31,568	$(1,783)	$—	$29,785	$2,938	$(1,019)	$—	$1,919
Margin accounts	7,936	—	(3,139)	4,797	12,439	—	(4,257)	8,182
Future contracts	—	—	—	—	13,914	—	—	13,914
Forward contracts	—	—	—	—	14,579	(2,140)	—	12,439
	$39,504	$(1,783)	$(3,139)	$34,582	$43,870	$(3,159)	$(4,257)	$36,454
Gains or Losses on Derivative Instruments
The Company records the derivative at the trade date with a corresponding unrealized gain (loss), shown as a component of cost of sales in the consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. Upon settlement, the sales which are physically settled, are recognized at the gross amount in the consolidated statements of income. Realized gains and losses on contracts which are not physically settled are recognized at the net amount as component of cost of sales in the consolidated statements of income.
Below is a summary of the net gains (losses) on derivative instruments for the years ended June 30, 2017 and 2016.

in thousands
Years Ended June 30,	2017	2016
Gains (losses) on derivative instruments:
Unrealized (losses) gains on open future commodity and forward contracts and open sale and purchase commitments, net	$(17,738)	$(7,205)
Realized gains (losses) on future commodity contracts, net	27,392	1,344
	$9,654	$(5,861)

Summary of Hedging Activity
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of June 30, 2017 and at June 30, 2016.

in thousands
	June 30, 2017	June 30, 2016
Inventory	$284,659	$245,057
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(40)	(16)
Premium on metals position	(4,088)	(4,627)
Inventory value not hedged	(4,128)	(4,643)

Subtotal	280,531	240,414
Commitments at market:
Open inventory purchase commitments	587,687	550,810
Open inventory sales commitments	(121,602)	(237,325)
Margin sale commitments	(7,936)	(12,439)
In-transit inventory no longer subject to market risk	(3,931)	(7,363)
Unhedgable premiums on open commitment positions	495	400
Inventory borrowed from suppliers	(5,625)	(4,352)
Product financing arrangements	(135,343)	(59,358)
Advances on industrial metals	1,580	4,521
Inventory subject to price risk	595,856	475,308

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	462,231	188,530
Precious metals futures contracts at market values	133,450	286,449
Total market value of derivative financial instruments	595,681	474,979

Net inventory subject to commodity price risk	$175	$329
Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of June 30, 2017 and June 30, 2016, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	June 30, 2017	June 30, 2016
Purchase commitments	$587,687	$550,810
Sales commitments	(121,602)	(237,325)
Margin sales commitments	(7,936)	(12,439)
Open forward contracts	462,231	188,530
Open futures contracts	133,450	286,449
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase orders are properly not reflected in the accompanying consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2017, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized (losses) gains on foreign exchange derivative instruments shown on the face of the consolidated statements of income totaled $60,000 and $99,000 for the years ended June 30, 2017 and 2016, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2017 was $2.2 million and $2.2 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2016 was $2.0 million and $4.4 million, respectively.
12.     INCOME TAXES
Income from operations before provision for income taxes is shown below:

in thousands
Years Ended June 30,	2017	2016
U.S.	$10,745	$15,453
Foreign	40	111
Income before provision for income taxes	$10,785	$15,564

The Company files a consolidated federal income tax return based on a June 30th tax year end. The provision for (benefit from) income taxes for the years ended June 30, 2017 and 2016 consists of the following:

in thousands
Years Ended,	June 30, 2017	June 30, 2016
Current:
Federal	13,642	(667)
State and local	879	100
Foreign	(20)	52
	14,501	(515)
Deferred:
Federal	(10,117)	6,325
State and local	(663)	483
	(10,780)	6,808

Provision for income taxes	$3,721	$6,293

A reconciliation of the income tax provisions to the amounts computed by applying the statutory federal income tax rate (35% for 2017, and 2016) to income before income tax provisions for the years ended June 30, 2017 and 2016, are set forth below:

in thousands
Years Ended June 30,	2017	2016
Federal income tax	$3,775	$5,447
State tax, net of federal benefit	210	437
Uncertain tax positions	(147)	79
Change in valuation allowance	12	(70)
Other	(129)	400
Provision for income taxes (benefit)	$3,721	$6,293

Tax Balances and Activity
The tax returns filed by the Company since the spinoff have been prepared on a basis consistent with past practices. Income taxes receivable represents amounts paid to federal and state jurisdictions in excess of amounts due to taxing authorities based upon taxable income. Income taxes payable represents amounts owed to federal and state jurisdictions in excess of amounts paid to taxing authorities based upon taxable income. Our deferred tax assets and liabilities represent tax effected balances that were assumed in the spinoff and generated since the spinoff.
Tax Separation Agreement
The Company files income tax returns in the U.S., various states and Austria. Prior to the Distribution, the Company was included in the consolidated federal and state tax filings of the Former Parent. In connection with the spinoff, the Company entered into a tax separation agreement with the Former Parent (the "Tax Separation Agreement").  The Tax Separation Agreement governs the respective rights, responsibilities and obligations of the Former Parent and the Company with respect to, among other things, liabilities for U.S. federal, state, local and other taxes. In addition to the allocation of tax liabilities, the Tax Separation Agreement addresses the preparation and filing of tax returns for such taxes and disputes with taxing authorities regarding such taxes. Pursuant to the Tax Separation Agreement, A-Mark may be responsible for any tax amount related to A-Mark that is incurred as the result of adjustments made during an Internal Revenue Service examination or other tax jurisdictions' examinations of the Former Parent. Under the terms of the Tax Separation Agreement, the Former Parent has the responsibility to prepare and file tax returns for tax periods ending prior to the Distribution date and for tax periods which include the Distribution date but end after the Distribution date, which includes A-Mark and its subsidiaries.
The Company's consolidated financial statements recognized the current and deferred income tax consequences that resulted from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer during the period prior to the Distribution rather than a member of the Former Parent's consolidated income tax return group. Current income tax receivable due from the Former Parent reflects balances due to A-Mark for its share of the income tax assets of the group.
As of June 30, 2017 and June 30, 2016, the amount receivable under the Company's income tax sharing obligation due from Former Parent totaled $0 million, and $0.2 million, respectively, and is shown on the face of the consolidated balance sheets as income taxes receivable from Former Parent.
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
Income Tax Receivable and Payable
As of June 30, 2017 and June 30, 2016, the income tax receivable totaled $0.0 million and $7.3 million, respectively. As of June 30, 2017 and June 30, 2016, the income tax payable totaled $1.4 million and $0.0 million, respectively.
Deferred Tax Assets and Liabilities
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2017 and June 30, 2016, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.
As of June 30, 2017, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.4 million and a federal deferred tax asset of $2.5 million. As of June 30, 2016, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $0.4 million and a federal deferred tax liability of $7.2 million. The schedule of deferred taxes presented below summarizes the components of deferred taxes that have been classified as deferred tax assets and deferred tax liabilities related to taxable temporary differences as of June 30, 2017 and June 30, 2016:

in thousands
	June 30, 2017	June 30, 2016
Accrued compensation	$121	$110
Deferred rent	367	194
Unrealized loss on futures and forward contracts	—	5,179
Unrealized loss on open purchase and sale commitments	5,026	—
Stock-based compensation	582	206
State tax accrual	112	2
Net operating loss carry forwards	705	929
Other	132	215
Deferred tax assets	7,045	6,835
Less: valuation allowances	(56)	(44)
Deferred tax assets after valuation allowances	6,989	6,791

Intangible assets	(1,347)	(1,221)
Unrealized gain on open purchase and sale commitments	—	(7,228)
Unrealized gain on futures and forward contracts	(474)	—
Fixed assets	(298)	(87)
Inventories	(454)	(4,815)
Earnings from equity method investment	(296)	(261)
Investment in Partnership	(161)	—
Deferred tax liabilities	(3,030)	(13,612)

Net deferred tax asset (liability)	$3,959	$(6,821)

Net Operating Loss Carryforwards and Valuation Allowances
As of June 30, 2017 and June 30, 2016, the Company's state and city net operating loss carryforwards totaled approximately $12.5 million and $16.6 million, respectively. As shown in the table above, the Company's tax-effected net operating loss carryforwards totaled, as of June 30, 2017 and June 30, 2016, $0.7 million and $0.9 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2028. As of June 30, 2017 and June 30, 2016, the Company had $56,000 and $44,000, respectively, of valuation allowance for certain state and city net operating loss carryforwards, based on the Company's annual assessment of the realizability of its deferred tax assets.
Unrecognized Tax Benefits
The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. Below is a reconciliation of the net unrecognized tax benefits for the years ended June 30, 2017 and 2016:

in thousands
Years Ended June 30,	2017	2016

Beginning balance	$280	$243
Reductions due to lapse of statute of limitations	(97)	(16)
Additions as a result of tax positions taken during current period	14	53
Ending balance	$197	$280

In addition to the $197,000 of accrued tax expense related to unrecognized tax positions, as shown in the table above, the Company accrued $98,000 of interest and $53,000 of penalties related to its uncertain tax positions. As of June 30, 2017, the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $348,000, and, if recognized, would reduce the Company's effective tax rate. For the years ended June 30, 2017 and 2016, the Company recognized reversal of interest of approximately $(26,000) and $24,000 of interest expense, as well as, reversal of penalties of $(39,000) and penalties of $20,000 related to its uncertain tax positions, respectively.

Tax Examinations
With exception of the items noted below, either prior federal, state or local examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the for the years through June 30, 2012.
Internal Revenue Service - June 30, 2004 through June 30, 2007
Prior to the Distribution, the Company was included in the consolidated federal and state tax filings of the Former Parent. The Former Parent has been under examination by the IRS for the years ended June 30, 2004 through 2013; however, during the year ended June 30, 2015, the Former Parent was notified that it had successfully resolved the June 30, 2004 through June 30, 2007 tax years. As a result of the IRS exam, the Former Parent amended the state tax filings for the applicable periods during the year ended June 30, 2016. Generally the state statute for examining the specific items that were included in the amendment is two years from the date of filing. The amended state tax filings resulted in a tax benefit of approximately $0.6 million related to state net operating loss apportioned to the Company under intrastate apportionment rules for the year ended June 30, 2013.
Internal Revenue Service - June 30, 2008 through June 30, 2013
During the year ended June 30, 2017, the Former Parent settled its IRS appeal for the tax years ended June 30, 2008 through 2013. As a result, the Former Parent amended its states filings that resulted in a state tax benefit of approximately $0.3 million to the Company. Generally, the state statute for examining the specific items that were included in the amendment is two years from the date of filing
Internal Revenue Service - June 30, 2015
During the year ended June 30, 2017, the Internal Revenue Service notified the Company of an examination for the year ended June 30, 2015. The Company is unable to determine the outcome of the exam at this time.
Utah State - June 30, 2011 through June 30, 2013
The Former Parent remains under exam with the state of Utah for the years ended June 30, 2011 through 2013. The Former Parent and the Company, as a subsidiary in a consolidated tax filing, are unable to determine the outcome of this exam at this time.
Former Parent New York - June 30, 2014 through March 14, 2014
During the year ended June 30, 2017, the Former Parent was notified by the New York Department of Taxation and Finance that its tax return was under examination for the period ended June 30, 2014, which included the Company’s short period tax return through March 14, 2014. The Company is unable to determine the outcome of the audit at this time.
A-Mark Precious Metals, Inc. New York - June 30, 2014 through June 30, 2016
During the year ended June 30, 2017, the Company was notified by the New York Department of Taxation and Finance that its tax returns for the periods ended June 30, 2014, June 30, 2015 and June 30, 2016 were selected for audit. The Company is unable to determine the outcome of the audit at this time.
13. RELATED PARTY TRANSACTIONS
Sales and Purchases Made to Affiliated Companies
During the years ended June 30, 2017 and 2016, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
Years Ended June 30,	2017		2016
	Sales	Purchases	Sales	Purchases
Former Parent	$47,384	$47,979	$30,544	$42,264
Equity method investee	477,477	2,979	717,309	6,867
SilverTowne	27,834	4,648	4,697	26,789
	$552,695	$55,606	$752,550	$75,920

Balances with Affiliated Companies
As of June 30, 2017 and June 30, 2016, the Company had related party receivables and payables balances as set forth below:

in thousands
	June 30, 2017			June 30, 2016
	Receivables	Payables		Receivables		Payables
Former Parent	$—	$27		$1,775	(1)	$—
Equity method investee	—	558		2,396		—
SilverTowne	—	1,768	(2)	—		282
	$—	$2,353		$4,171		$282

_________________________________
1) Balance includes a secured line of credit balance of $1.4 million.
2) Balance includes: (a) a short-term earn-out liability of $0.2 million (included as a component of the accrued liabilities balance), (b) a notes payable of $0.5 million (shown as notes payable - related party), and (c) a contingent earn-out liability of $1.1 million (shown as other long-term liabilities).

Secured Loans Made to Affiliated Companies
On July 23, 2015, CFC entered into a loan agreement with Former Parent providing a secured line of credit, bearing interest at a competitive rate per annum. The loan is secured by numismatic and semi-numismatic products. As of June 30, 2017 and June 30, 2016, the aggregate carrying value of this loan was $0.0 million and $1.4 million, respectively, and is shown on the consolidated balance sheets as a component "secured loans receivable" (see Note 5).
Interest Income Earned from Affiliated Companies
During the years ended June 30, 2017 and 2016, the Company earned interest income related to loans made to Former Parent and related to financing products sold to affiliated companies, as set forth below:

in thousands
Years Ended June 30,	2017	2016
Interest income from loan receivables	$171	$65
Interest income from finance products	2,787	2,302
	$2,958	$2,367

Other Income Earned from Equity Method Investee
During the years ended June 30, 2017 and 2016, the Company recorded its proportional share of its equity method investee's net income as other income that total $94,000 and $701,000, respectively. As of June 30, 2017 and June 30, 2016, the carrying balance of the equity method investment was $7.5 million and $7.4 million, respectively.
Interest Expense Incurred to SilverTowne
During the years ended June 30, 2017 and 2016, the Company incurred interest expense of $3,000 and $0, respectively, related to its $0.5 million short-term note payable to SilverTowne, which is shown on the consolidated balance sheets as Note Payable - Related Party (see Note 1).
Income Tax Sharing Obligations
The amount receivable under the Company's income tax sharing obligation due from our Former Parent totaled $0.0 million, and $0.2 million as of June 30, 2017 and June 30, 2016 respectively, and is shown on the face of the consolidated balance sheets as Income taxes receivable from Former Parent (see Note 12).
Transaction with Affiliate Board Member
In February 2015, Logistics entered into various agreements with W. A. Richardson Builders, LLC ("WAR"), as amended, for the buildout of and improvements to the Las Vegas premises.  A principal of WAR, which acted as general contractor for the project, is William A. Richardson, who holds a 50% ownership interest in Silver Bow Ventures, LLC., a principal stockholder of the Company.  In addition, the spouse of the Chairman of the Company’s Audit Committee is an owner and managing member of WAR. For the years ended June 30, 2017 and June 30, 2016, the Company paid $12,000 and $820,000, respectively, for the construction work under the agreements; WAR received a fee equal to 5% of such amounts.

14.	FINANCING AGREEMENTS
Lines of Credit
The Company has an uncommitted demand revolving credit facility ("Trading Credit Facility”) provided to the Company by a syndicate of financial institutions, with Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent and Natixis, New York Branch acting as syndication agent.  The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis.  Currently, the Trading Credit Facility provides the Company with access up to $275.0 million, featuring a $225.0 million base with a $50.0 million accordion option, and is scheduled to mature on March 31, 2018. As of June 30, 2017, the Company incurred $1.2 million of loan costs in connection with the Trading Credit Facility, which was capitalized and is being amortized over the term of the Trading Credit Facility. As of June 30, 2017 and June 30, 2016, the remaining unamortized balance was approximately $0.1 million and $0.6 million, respectively.
The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 1.17% and 0.47% as of June 30, 2017 and June 30, 2016, respectively. Borrowings are due on demand and totaled $180.0 million and $212.0 million at June 30, 2017 and at June 30, 2016, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $45.6 million and $17.8 million as determined on Friday June 30, 2017 and on the Friday before June 30, 2016, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth and one restricting the Company's ability to make dividend payments. As of June 30, 2017 the minimum tangible net worth financial covenant under the Trading Credit Facility was $38.9 million. Also, the Company has a covenant which limits annual dividend payments to 35% of consolidated net income. The Company is in compliance with all restrictive financial covenants as of June 30, 2017.
Interest expense related to the Company’s lines of credit totaled $6.4 million and $4.9 million, which represents 63.6% and 77.9% of the total interest expense recognized, for the years ended June 30, 2017 and 2016, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.18% and 2.83%, respectively, for the years ended June 30, 2017 and 2016.
Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements with our suppliers. Amounts under these arrangements require delivery either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $5.6 million and $4.4 million as of June 30, 2017 and June 30, 2016, respectively, with the corresponding liability on borrowed metals reflected on the consolidated balance sheets.
Product Financing Arrangements
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at an agreed-upon price based on the spot price with these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the consolidated statements of income. Such obligation totaled $135.3 million and $59.4 million as of June 30, 2017 and June 30, 2016, respectively.
15. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases approximately 9,000 square feet of office space in El Segundo, California at a cost of $3.60 per square foot per month. The term of the lease is 9.0 years with annual increases in cost of 3%. The term of this lease expires on March 31, 2026.
The Company leases approximately 17,600 square feet of warehouse space in Las Vegas, Nevada at a cost of approximately $1.50 per square foot per month. The term of this lease is 5.0 years with increases in costs of 3.0% per annum and expires on April 30, 2020.

Expenses related to leases were $0.8 million, and $0.7 million, respectively, for the years ended June 30, 2017 and 2016. Future minimum lease payments under the Company's lease arrangements with noncancelable lease terms in excess of one year as of June 30, 2017 are as follows:
(in thousands)

Years ending June 30,	Operating	Capital
2018	$616	$10
2019	751	10
2020	711	10
2021	427	10
2022	439	5
Thereafter	1,767	—
	$4,711	45
Less amounts representing interest		(3)
		$42

Employment and Non-Compete Agreements
The Company has entered into employment agreements and non-compete and/or non-solicitation agreements with Greg Roberts, its CEO, and Thor Gjerdrum, its President, and expire in June 30, 2020 and June 30, 2019, respectively. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.
Employee Benefit Plan
The Company maintains an employee savings plan for United States employees under the Internal Revenue Code section 401(k). Employees are eligible to participate in the plan after three complete calendar months of service and all contributions are immediately vested. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributes 30% of the eligible employees' contributions on the first 60% of the participants' compensation to the IRS maximum annual contribution. The Company's matching 401(k) contributions totaled $0.1 million and $0.1 million for the years ended June 30, 2017 and 2016, respectively.
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
SGI IRS and State Tax Audits
The Former Parent finalized its appeals with the IRS for the years ended June 30, 2008 through 2013 on the consolidated returns, in which the Company was a member. The Company is under examination by the IRS for the year ended June 30, 2015. The Company is unable to determine the outcome of these audits at this time. The Company and its Former Parent are also under examination with other tax jurisdictions on certain tax matters the Company or its Former Parent have taken. The Company is unable to determine the outcome of these audits at this time. Please see Note 12 for further detail.

In general, the majority of state and local examinations have been completed by the tax authorities for the respective jurisdictions through the years ended June 30, 2013. Further, some jurisdictions’ statute of limitations have expired for U.S. federal, state, and local income tax returns filed by the Former Parent for the years ended through June 30, 2012.
Operational Contingencies
In connection with the closing of the SilverTowne transaction (see Note 1), AMST entered into an exclusive distribution agreement with the Company with respect to the silver products produced by AMST which, among other things, set weekly minimum order quantities by A-Mark. The agreement has a 3-year term, with two automatic two-year renewals (unless terminated prior thereto.) The Company was initially required to order no less than 300,000 ounces of silver products per week on average during any consecutive four week period during the term of the agreement; that amount was reduced in April 2017 to 235,000 ounces. The price paid per ounce is mutually determined by both parties, and is subject to adjustments every six months during the term.
Additionally, in connection with the SilverTowne transaction (see Note 1), AMST entered into an exclusive supplier agreement, dated August 31, 2016, with Asahi, whereby Asahi agreed to supply all of AMST's requirements for refined silver used for producing the silver products as to which A-Mark has the exclusive right to distribute. The term of the agreement was initially for three years, with two automatic two-year term renewals (unless terminated prior thereto.) Pricing under the agreement is subject to adjustments every six months.

A-Mark has also guaranteed AMST's obligations under its agreement with Asahi to lease 100,000 ounces of refined silver. The lease term is for one year with an automatic one year renewal (unless terminated prior thereto), and the lease fees are subject to adjustments every six months.

16.	STOCKHOLDERS’ EQUITY
Payment of Dividends
    In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of quarterly dividends. The table below summarizes the quarterly dividends declared pursuant to this policy:

Dividend Declaration Date	Record Date (at close of Business)	Type of Dividend	Basis of Payment		Payment Date

September 11, 2015	September 24, 2015	Cash	$0.05	per common share	October 5, 2015
October 30, 2015	November 13, 2015	Cash	$0.05	per common share	November 25, 2015
February 2, 2016	February 15, 2016	Cash	$0.07	per common share	February 29, 2016
April 29, 2016	May 13, 2016	Cash	$0.07	per common share	May 27, 2016
September 7, 2016	September 19, 2016	Cash	$0.07	per common share	October 7, 2016
November 1, 2016	November 14, 2016	Cash	$0.07	per common share	December 1, 2016
January 26, 2017	February 8, 2017	Cash	$0.08	per common share	February 24, 2017
May 2, 2017	May 15, 2017	Cash	$0.08	per common share	May 25, 2017

On August 30, 2017 the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per common share to stockholders of record at the close of business on September 18, 2017, which is scheduled to be paid on or about September 27, 2017.
2014 Stock Award and Incentive Plan
Prior to the Distribution, the Company’s Board of Directors ("Board") adopted and the Company's then sole stockholder approved the 2014 Stock Award and Incentive Plan ("2014 Plan"), which was approved by the Company's stockholders in February 2015. Under the 2014 Plan, the Company may grant options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of the Company's stock. Awards under the 2014 Plan may be granted in the form of incentive or non-qualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 2014 Plan also authorizes grants of performance-based cash incentive awards, including awards qualifying under Internal Revenue Code Section 162(m). The 2014 Plan is administered by the Compensation Committee of the Board of Directors, which, in its discretion, may select officers and other employees, directors (including non-employee directors) and consultants to the Company and its subsidiaries to receive grants of awards. The Board of Directors itself may perform any of the functions of the Compensation Committee under the 2014 Plan.
Under the 2014 Plan, the exercise price of options and base price of SARs, as set by the Compensation Committee, generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is 10 years. The 2014 Plan limits the number of share-denominated awards that may be granted to any one eligible person to 250,000 shares in any fiscal year. Also, in the case of non-employee directors, the 2014 Plan limits the maximum grant-date fair value at $300,000 of stock-denominated awards granted to a director in a given fiscal year, except for a non-employee Chairman of the Board whose grant-date fair value maximum is $600,000 per fiscal year. The 2014 Plan will terminate when no shares remain available for issuance and no awards remain outstanding; however, the authority to grant new awards will terminate on December 13, 2022.
As of June 30, 2017, 103,800 shares were available for grant under the 2014 Plan.
Valuation and Significant Assumptions of Equity Awards Issued
The Company uses the Black-Scholes option pricing model, which uses various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates. The Company also records share-based compensation expense net of expected forfeitures. The significant assumptions for share-based compensation valuations are as follows:

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

•
Dividends.  The Company anticipates paying quarterly cash dividends of $0.08 per outstanding share of common stock for the foreseeable future. The Company estimates dividend yield based upon expectations of future dividends as of the grant date.

The weighted-averages for key assumptions used in determining the fair value of options granted during the years ended June 30, 2017 and 2016 follows:

Years Ended June 30,	June 30, 2017	June 30, 2016
Average volatility	39.0%	41.3%
Risk-free interest rate	1.5%	1.5%
Weighted-average expected life in years	5.95	6.27
Estimated dividend quarterly yield rate	0.4%	0.4%
Estimated dividend annual yield rate	1.7%	1.6%
There are no awards with performance conditions nor awards with market conditions.
Stock Options
During the years ended June 30, 2017 and 2016, the Company incurred $996,190 and $357,889 of compensation expense related to stock options, respectively. As of June 30, 2017, there was total remaining compensation expense of $2.2 million related to employee stock options, which will be recorded over a weighted average period of approximately 2.4 years.
The following table summarizes the stock option activity for the year ended June 30, 2017.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2016	581,527	$17.55	$1,466	$6.32
Granted	168,000	$19.17
Cancellations, expirations and forfeitures	(8,200)	$19.98
Outstanding at June 30, 2017	741,327	$17.89	$1,514	$6.19

Exercisable at June 30, 2017	346,671	$14.65	$1,315	$6.10

Following is a summary of the status of stock options outstanding at June 30, 2017:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	5.35	$8.39	110,267	5.36	$8.40
10.01	15.00	98,888	5.28	$11.94	97,888	5.26	$11.96
15.01	25.00	408,200	8.95	$20.60	113,516	8.84	20.64
25.01	60.00	100,000	8.65	$25.50	25,000	8.65	25.50
		741,327	7.77	$17.89	346,671	6.71	$14.65
Restricted Stock Units
During the years ended June 30, 2017 and 2016, the Company incurred $0 and $61,360 of compensation expense related to Restricted Stock Units ("RSUs"), respectively. There was no RSU activity during the year ended June 30, 2017, and there are no RSUs outstanding as June 30, 2017.
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
17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the years ended June 30, 2017 and 2016 are presented on a comparative basis in the table below:

in thousands
Years Ended June 30,	2017		2016
	Amount	Percent	Amount	Percent
Total revenue	$6,989,624	100.0%	$6,784,039	100.0%
Customer concentrations
HSBC Bank USA	$1,492,926	21.4%	$1,249,255	18.4%
Mitsubishi Intl. Corp.	1,171,532	16.7	461,822	6.8
	$2,664,458	38.1%	$1,711,077	25.2%

Customers providing 10 percent or more of the Company's accounts receivable as of June 30, 2017 are presented on a comparative basis in the table below:

in thousands
	June 30, 2017		June 30, 2016

	Amount	Percent	Amount	Percent
Total accounts receivable, net	$39,295	100.0%	$43,302	100.0%
Customer concentrations
Customer A	$27,072	68.9%	$—	—%
	$27,072	68.9%	$—	—%

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
Revenue are attributed to geographic location based on customer location. The Company's geographic operations are as follows:

in thousands
Years Ended June 30,	2017	2016
Revenue by geographic region:
United States	$6,537,863	$6,234,833
Europe	260,489	212,243
North America, excluding United States	177,734	292,788
Asia Pacific	7,706	40,482
Africa	—	63
Australia	5,832	3,597
South America	—	33
Total revenue	$6,989,624	$6,784,039

in thousands
	June 30, 2017	June 30, 2016
Inventories by geographic region:
United States	$276,809	$224,617
Europe	3,154	5,258
North America, excluding United States	4,310	12,691
Asia	386	2,491
Total inventories	$284,659	$245,057

in thousands
	June 30, 2017	June 30, 2016
Assets by geographic region:
United States	$469,114	$413,621
Europe	4,690	8,344
North America, excluding United States	4,310	12,691
Asia	386	2,491
Total assets	$478,500	$437,147

in thousands
	June 30, 2017	June 30, 2016
Long-term assets by geographic region:
United States	$31,423	$18,824
Europe	56	62
Total long-term assets	$31,479	$18,886

19.	SUBSEQUENT EVENTS
Dividend Declaration
On August 30, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per common share to stockholders of record at the close of business on September 18, 2017, which is scheduled to be paid on or about September 27, 2017.
Asset Acquisition and Financing
On August 28, 2017, the Company, through its wholly-owned subsidiary Goldline Acquisition Corp. (“GAC”), consummated the purchase of substantially all of the assets of Goldline, LLC (the “Seller), a direct retailer of precious metals to the investor community (the “Acquisition”), pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”), dated August 14, 2017. The aggregate purchase price (the “Purchase Price”) for the Acquisition was approximately $10.0 million. The Purchase Price is subject to certain post-closing adjustments. In connection with the closing of the Acquisition, GAC entered into a privately placed credit facility in the amount of $7.5 million (the “GAC Credit Facility”) with various lenders, effective August 28, 2017. Borrowings under the GAC Credit Facility were used to finance a portion of the consideration payable pursuant to the Purchase Agreement.
GAC held back and deposited $1,500,000 of the Purchase Price (the “Holdback Amount”) into escrow; this amount will serve as security for the Seller’s indemnification obligations under the Purchase Agreement. The Holdback Amount will be released as follows: (a) within five business days after the first anniversary of the closing date, 50% of the Holdback Amount, less any deductions with respect to indemnification claims and any amounts in respect of any indemnification claims then in dispute, will be paid to the Seller; and (b) within five business days after the second anniversary of the closing date, the balance of the Holdback Amount, less any deductions with respect to indemnification claims and any amounts in respect of any indemnification claims then in dispute, will be paid to the Seller.
On the closing date, the Seller and GAC entered into a transition services agreement, pursuant to which GAC will provide reasonable assistance to the Seller (including access to records and services of transferring employees) for a period of two years following the closing date in connection with assisting the Seller’s continuing obligations for its retained liabilities that are not being assumed by GAC.
At the closing date, the Seller and the former CEO of the Seller also agreed that, for the period commencing on the closing date until the third anniversary thereof, neither they nor any of their affiliates will, directly or indirectly shall directly or indirectly own, manage, operate, join, control, participate in, invest in or otherwise provide assistance to, in any manner, any “competing business” (as defined.)
The GAC Credit Facility is secured by a first priority lien on substantially all of the assets of GAC, and is guaranteed by the Company. Interest on the GAC Credit Facility is payable quarterly at the rate of 8.5% per annum, and the lenders under the GAC Credit Facility are entitled to an additional payment at maturity equal to the greater of 3% of the principal amount of the GAC Credit Facility and 10% of cumulative three-year EBITDA of GAC in excess of $10 million, on a pro rata basis. The GAC Credit Facility has a three-year maturity. The obligations of GAC and the Company pursuant to the documentation governing the GAC Credit Facility are subordinated to the Company’s obligations under the Uncommitted Credit Agreement, dated as of March 31, 2016, as amended, among the Company, Coöperatieve Rabobank U.A. New York Branch, as administrative agent, and the lenders named therein (the “Uncommitted Credit Agreement”) including, among other subordination terms, that, the lenders under the GAC Credit Facility will be permitted to collect regularly scheduled payments of principal and interest, provided that no event of default is continuing under the Uncommitted Credit Agreement and the Company is in pro forma compliance with the financial covenants pursuant to the Uncommitted Credit Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework ("2013 framework"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2017 based on criteria in Internal Control –Integrated Framework issued by the COSO.
Grant Thornton LLP, independent registered public accounting firm, has audited the financial statements of the Company as of June 30, 2017. Under Rule 12b-2 and Section 404 of the Sarbanes-Oxley Act, the Company is not required to provide an attestation report from a registered public accounting firm of its internal control over financial reporting as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the directors and executive officers of the Company as of September 11, 2017.

Name	Age	Position(s)
Gregory N. Roberts	55	Chief Executive Officer and Director
Thor G. Gjerdrum	50	President
Cary Dickson	60	Executive Vice President and Chief Financial Officer
Carol Meltzer	59	Executive Vice President, General Counsel and Secretary
Jeffrey D. Benjamin	56	Chairman of the Board and Director
Joel R. Anderson	74	Director
Ellis Landau	73	Director
Beverely Lepine	65	Director
William Montgomery	57	Director
John U. Moorhead	65	Director
Jess M. Ravich	60	Director
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

CAROL MELTZER: Executive Vice President, General Counsel and Secretary
Ms. Meltzer has served as our General Counsel, Secretary and Executive Vice President since March 2014, assuming those offices at the time of the spinoff. She served as General Counsel, Secretary and Executive Vice President of SGI and its predecessor companies since 2006, and served in a variety of legal capacities for SGI since 1996. Ms. Meltzer previously practiced law at Stroock & Stroock & Lavan LLP and Kramer Levin Naftalis & Frankel LLP. Ms. Meltzer received B.A. and J.D. degrees from the University of Michigan, Ann Arbor. Ms. Meltzer also serves as General Counsel and Executive Vice President of SGI and serves as a director of SGI.
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
JOEL R. ANDERSON: Director
Mr. Anderson has served as a Director since March 2014. Mr. Anderson retired as the Chairman and Director of Anderson Media Corporation, the country’s largest distributor and merchandiser of pre-recorded music and a major distributor of books, and Anderson Press, a major publisher of children's books and associated products. Mr. Anderson continues to serve in various capacities for a number of affiliated companies. Mr. Anderson is a principal of Stack's LLC, SGI’s joint venture partner in Stack’s Bowers Galleries, a rare coin and currency auction house. Mr. Anderson served as a director of SGI from 2012 through March 2014. Mr. Anderson has been a member of the Board of Trustees of the American Numismatic Society since 2006 and serves on its nominating and governance committee. He is also a lifetime member of the American Numismatic Association. Mr. Anderson studied at the University of North Alabama.
Mr. Anderson’s extensive business experience, combined with his personal interest and expertise in numismatics, provide the Board with insight and guidance in matters of business planning and growth strategy.
ELLIS LANDAU: Director
Mr. Landau has served as a Director since March 2014, and serves as Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Landau serves as a member of the Board of Managers of Accuity Delivery Systems, LLC, a rapidly growing early stage medical service company. He is a member of its executive committee and serves as chairman of its audit committee. In 2006, Mr. Landau retired as Executive Vice President and Chief Financial Officer of Boyd Gaming Corporation (NYSE: BYD), a position he held since he joined the company in 1990. Mr. Landau previously worked for Ramada Inc., later known as Aztar Corporation, where he served as Vice President and Treasurer, as well as U-Haul International in Phoenix and the Securities and Exchange Commission in Washington, D.C. Mr. Landau served as a director of SGI from 2012 until March 2014. From 2007 to 2011, Mr. Landau was a member of the Board of Directors of Pinnacle Entertainment, Inc. (NYSE:PNK), a leading gaming company, where he served as chairman of the audit committee and as a member of its nominating and governance committee and its compliance committee. Mr. Landau received his Bachelor of Arts in economics from Brandeis University and his M.B.A. in finance from Columbia University Business School.
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
JESS M. RAVICH: Director
Mr. Ravich has served as a Director since March 2014. Mr. Ravich is group managing director and head of alternative products for The TCW Group, Inc., an international asset-management firm, which he joined in 2012. Prior to joining The TCW Group, Mr. Ravich served as managing director and head of capital markets of Houlihan, Lokey, Howard & Zukin, Inc., an international investment bank. From 1991 through November 2009, Mr. Ravich founded and served as chief executive officer of Libra Securities LLC, an investment banking firm serving the middle market. Prior to founding Libra, Mr. Ravich was an executive vice president of the fixed income department at Jefferies & Company, a Los Angeles-based brokerage firm, and a senior vice president at Drexel Burnham Lambert, where he was also a member of the executive committee of the high yield group. Mr. Ravich served as a director of SGI from 2009 until March 2014. He also serves on the Board of Directors of The Cherokee Group, Inc. (NASDAQ: CHKE), and as Executive Chairman and Chairman of the Board of ALJ Regional Holdings, Inc. (NASDAQ: ALJJ).
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons owning more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of their ownership of, and transactions in, the Company's common stock or other Company equity securities. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and representations of directors and executive officers, during the fiscal year ended June 30, 2017, all of such persons were in compliance with the applicable Section 16(a) reporting requirements, except Form 4s for two executive officers (Mr. Dickson and Ms. Meltzer) were inadvertently filed late to report a stock option grant to each of them.

ITEM 11. EXECUTIVE COMPENSATION
The table below sets forth the compensation of the Company's named executive officers ("NEOs") for fiscal 2017 and 2016.

Summary Compensation Table - Fiscal 2017 and 2016

Name and Principal Position	Year	Salary (1) ($)	Bonus($)	Stock Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Gregory Roberts	2017	$520,000	$—	$—	$—	$459,924	$24,146	$1,004,070
Chief Executive Officer and Director	2016	$525,000	$—	$—	$1,941,283	$1,489,122	$27,639	$3,983,044

Thor Gjerdrum	2017	$450,000	$—	$—	$532,836	$311,063	$14,595	$1,308,494
President	2016	$424,000	$—	$—	$—	$373,001	$5,534	$802,535

Cary Dickson	2017	$250,000	$75,000	$—	$96,159	$—	$6,888	$428,047
Chief Financial Officer	2016	$250,000	$75,000	$—	$—	$—	$313	$325,313

David W. G. Madge	2017	$430,000	$100,000	$—	$96,159	$—	$27,873	$654,032
Chief Marketing Officer	2016	$430,000	$265,000	$—	$—	$—	$30,768	$725,768

_________________________________

(1)	Salary amounts represent salary paid for services performed in the fiscal year. Salary payments received may vary due to the timing of pay periods that start in one fiscal year and end in the next.

(2)
The value of the option awards shown in this column for fiscal 2017 is the amount of the grant-date fair value, computed in accordance with FASB ASC Topic 718. The valuation assumptions used for determining the fair value of stock options granted during fiscal 2017 is summarized in Note 16 to our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The value of stock options granted to Messrs. Roberts and Gjerdrum in September 2017, in partial payment of their annual incentive awards for fiscal 2017 performance, is included as fiscal 2017 Non-equity Incentive Plan Compensation (column (g)).

(3)
Awards in this column for fiscal 2017 resulted from performance-based bonus opportunities granted to the CEO and President, which constituted non-equity incentive plan awards. The fiscal 2017 award paid to the CEO includes a portion, valued at $89,924, paid by issuance of a non-qualified stock option to purchase 17,647 shares of Company common stock. The fiscal 2017 award paid to the President includes a portion, valued at $41,063, paid by issuance of a non-qualified stock option to purchase 8,058 shares of Company common stock. These options were granted on September 8, 2017. Non-equity incentive plan compensation for these NEOs is described in greater detail below in “Narrative Discussion of Executive Compensation.”

(4)
Amounts in this column, for fiscal 2017, are as follows:
• Mr. Roberts received $9,000 as a car allowance, $4,761 as a 401(k) matching contribution and $10,385 as a cash payment in lieu of vacation time.
• Mr. Gjerdrum received $9,000 as a car allowance and $5,595 as a 401(k) matching contribution.
• Mr. Dickson received $6,888 as a 401(k) matching contribution.
• Mr. Madge received $7,200 as a 401(k) matching contribution and $20,673 as a cash payment in lieu of vacation time.

Outstanding Equity Awards At Fiscal Year-End - Fiscal 2017
	Options Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Gregory N. Roberts	23,972	—		14.61	2023-02-15	—	—
	23,972	—		12.52	2023-02-15	—	—
	23,972	—		10.43	2023-02-15	—	—
	25,000	75,000	(2)	23.80	2026-02-19	—	—
	25,000	75,000	(2)	25.50	2026-02-19	—	—
	33,333	66,667	(3)	19.80	2026-02-19	—	—
Cary Dickson	—	15,000	(4)	19.10	2027-01-26	—	—
Thor Gjerdrum	11,111	22,222	(5)	17.67	2026-09-07	—	—
	22,222	44,445	(5)	20.00	2026-09-07
David W.G. Madge	—	15,000	(4)	19.10	2027-01-26	—	—

_________________________________
(1)	All options in this column were fully vested and exercisable at June 30, 2017.

(2)	These as-yet unexercisable options, granted February 19, 2016, vest and become exercisable as to one-third of the underlying shares on June 30 of 2017, 2018 and 2019.

(3)	These as-yet unexercisable options, granted February 19, 2016, vest and become exercisable as to one-half of the underlying shares on June 30 of 2018 and 2019.

(4)	These options, granted January 26, 2017, vest and become exercisable as to one-third of the underlying shares on January 26 of 2018, 2019 and 2020.

(5)	These as-yet unexercisable options, granted September 7, 2016, vest and become exercisable as to one-half of the underlying shares on June 30 of 2018 and 2019.

Narrative Discussion of Executive Compensation
In fiscal 2017 and 2016, Mr. Roberts, our CEO, was employed by A-Mark and all compensation was paid by A-Mark. During that time, Mr. Roberts also provided services to SGI as its Chief Executive Officer, President and a Director of SGI. In fiscal 2016, under the Secondment Agreement between A-Mark and SGI, SGI paid A-Mark for the services of Mr. Roberts, which amounts were in turn paid to Mr. Roberts (and therefore are reflected in his compensation for fiscal 2016). The Secondment Agreement expired at the end of fiscal 2016, and therefore in fiscal 2017 no amounts were paid by SGI to A-Mark as compensation for Mr. Roberts' services, and compensation paid by A-Mark to Mr. Roberts was solely for his services to A-Mark. Since March 2014, SGI has been a business entity separate from A-Mark, and SGI's financial results have had no effect on A-Mark apart from the Secondment Agreement. Messrs. Gjerdrum, Dickson and Madge were employed and compensated directly by A-Mark and its subsidiaries during fiscal 2017 and 2016 for their full-time service to A-Mark.

The Compensation Committee's approach to executive compensation has focused on providing total cash compensation at levels sufficient to attract and retain senior-level executives within our industry. Performance-based annual incentive awards, as part of the cash compensation opportunity, are a key element of the compensation of Mr. Roberts, our CEO, and Mr. Gjerdrum, our President. These are the NEOs who are most directly responsible for our business results. The Committee generally has not authorized grants of equity awards to NEOs as part of annual compensation, but, in connection with A-Mark entering into a new employment agreement with Mr. Roberts in February 2016 and with Mr. Gjerdrum in September 2017, granted stock options to those NEOs upon execution of the employment agreements (as further described below). The Committee also approved stock option grants to Mr. Dickson and Mr. Madge in fiscal 2017, as long-term equity compensation. In addition, for fiscal 2016 and 2017, the Committee determined to pay a portion of annual incentive awards through grants of equity awards (granted shortly after the end of the fiscal year), with the agreement of the affected executive officer. Equity awards granted by SGI before the March 2014 spin-off of A-Mark by SGI were, at that time, assumed and adjusted to become equity awards of A-Mark. The

Committee may consider granting equity-based compensation in the future to serve as additional incentive that is aligned with the interests of stockholders and to promote retention of the executive and long-term service.
New Employment Agreements
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
During fiscal 2017, Mr. Roberts’ employment was governed by an employment agreement we entered into with him on February 19, 2016, providing for an employment term extending until June 30, 2020. During fiscal 2017, Mr. Gjerdrum’s employment was governed by an employment agreement we entered into with him on September 7, 2016, providing for an employment term extending until June 30, 2019. Mr. Dickson, our Chief Financial Officer, and Mr. Madge, our Chief Marketing Officer, is employed without an employment agreement.
Significant changes included in our CEO's new employment agreement are as follows:

•	The CEO is employed in that capacity from July 1, 2016 through June 30, 2020.

•
The CEO is permitted to continue to serve in executive capacities at SGI, for up to 20% of his working time. As noted above, the Secondment Agreement between A-Mark and SGI, under which the CEO’s services were provided to SGI in fiscal 2016 and 2015, ended on June 30, 2016.

•
A-Mark agreed to pay salary to the CEO in fiscal 2017, assuming he devotes 80% or more of his working time to A-Mark (but less than all of his working time due to service to SGI), at an annual rate of $520,000.

•
The CEO will have, in fiscal 2017 and the subsequent years of the employment term, an annual incentive opportunity to earn an amount equal to 100% of salary by achieving target performance, and with the opportunity to earn 80% of salary at threshold performance levels and up to 150% of salary for above-target performance levels.

•
The agreement provides for salary increases (with target annual incentive at 100% of salary) to $540,000 for fiscal 2018 and to $560,000 for fiscal 2019 and fiscal 2020. In addition, the CEO’s salary level will be adjusted upward by 25% at such time as he ceases to provide services to SGI and devotes 100% of his working time to A-Mark.

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

•
Upon the CEO signing the new employment agreement in February 2016, we granted to him stock options covering 300,000 shares of A-Mark common stock. The options are non-qualified stock options with a maximum term of ten years. One-third of the stock options have an exercise price of $19.80 per share, the closing price on February 19, 2016. These options will vest 33.3% at the end of fiscal 2017 and for each completed fiscal year thereafter, subject to accelerated vesting in specified circumstances. Two-thirds of the stock options have premium prices, with options for 100,000 shares exercisable at $23.80 and options for 100,000 shares exercisable at $25.50. The premium-priced options vest 25% for each completed fiscal year of employment, beginning with fiscal 2017, subject to accelerated vesting in specified circumstances.

•
Benefits under the new agreement are similar to those under the former employment agreement, except that A-Mark will reimburse the CEO for the cost of term life insurance based on the cost of a five-year, $1 million policy. A provision in the former employment agreement providing for a severance payment upon death is eliminated in the new employment agreement.

•
Payments and benefits upon termination of employment are similar to those provided under the old agreement, except that severance payable upon a termination by A-Mark not for Cause or termination by the CEO for Good Reason will be governed by a new, initially lower payment formula. The new formula provides for a lump sum severance payment equal to the annualized level of salary paid from July 1, 2016 (that is, paid under the new agreement) plus the average annual incentive paid for fiscal years under the new agreement, but in any case not less than $1 million. Termination provisions of the new agreement are discussed in greater detail below.

Except as described in the bulleted points above, the new employment agreement carries over the substantive terms of the prior employment agreement.

On September 7, 2016, our Board appointed Thor Gjerdrum to the position of President. At that time, our Board also appointed David Madge, who had served as our President since 2011, to the position of Chief Marketing Officer. The Chief Marketing Officer position is not an executive officer.
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

•
The President had in fiscal 2017 and will have in the remaining years of the term an annual incentive opportunity to earn an amount equal to 75% of salary by achieving target performance, with the Compensation Committee permitted to pay lesser amounts for achievement of specified threshold performance levels and greater amounts, up to 125% of the target amounts, for above-target performance levels.

•
Performance goals for the annual incentive are to be based 50% on achievement of annual goals tied to the level of pre-tax profits (as defined) and 50% based on achievement of other qualitative and quantitative goals as determined by the Compensation Committee each year. The annual incentive award permits the Compensation Committee to exercise discretion in determining the final payout in certain cases, but only if a “gate-keeper” performance goal is met so that the award potentially can qualify for tax deductibility under Internal Revenue Code Section 162(m).

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

•
Payments and benefits upon termination of employment are similar to those provided under the previous employment agreement. Severance payable upon a termination by A-Mark not for Cause or termination by the President for Good Reason will be one year of salary continuation. Termination provisions of the new agreement are discussed in greater detail below.

Fiscal 2017 Annual Incentive Awards
As stated above, for fiscal 2017 our CEO and President had the opportunity to earn a performance bonus based on achievement of a pre-specified level of pre-tax profit of A-Mark and other performance goals. Such performance bonuses are intended to provide performance-based cash compensation that rewards those NEOs for their contribution to our financial performance. We view pre-tax profit as a key financial metric for purposes of our business planning, and one that does not distort the incentives to management or promote undue risk and that substantially reflects the quality of the execution of our business plan by our management team.
As discussed above, for fiscal 2017 the performance goals for the annual incentive were based, for the CEO, 75% on the level of pre-tax profits and 25% on achievement of other goals and, for the President, 50% on the level of pre-tax profits and 50% on the achievement of other goals. The target payout level for the CEO was 100% of base salary and for the President was 75% of base salary. The annual incentive could be earned in a range tied to the level of performance, ranging from 80% to 150% of the target payout in the case of the CEO and from 75% to 125% of the target payout in the case of the President.
For purposes of the annual incentive awards, “pre-tax profits” was defined as A-Mark’s net income, as determined under Generally Accepted Accounting Principles or GAAP, for the fiscal year, adjusted to eliminate the positive or negative effects of income taxes (in accordance with GAAP), but with no adjustment relating to foreign currency exchange.
Other terms of the annual incentives were as follows:

•	The target level of A-Mark pre-tax profits for the CEO was approximately $12.748 million, and for the President was approximately $12.637 million.

The other fiscal 2017 goals for the CEO were:

•
Increasing, year-over-year, the contribution to A-Mark revenues from our joint ventures and acquisitions completed in fiscal 2016 and 2017, and adding in fiscal 2017 at least three material counterparties to our customer base as a result of such joint ventures and acquisitions (weighted 15%);

•	Reducing our selling, general and administrative expenses as compared to fiscal 2016 (weighted 5%); and

•	Achieving a positive operating income for our logistics business unit (weighted 5%).

The other fiscal 2017 goals for the President were:

•	Successful completion of an acquisition (weighted 15%);

•	Reducing our selling, general and administrative expenses as compared to fiscal 2016 (weighted 10%);

•	Securing substantial alternative financing for our financing subsidiary (weighted 15%); and

•	Successfully launch new accounting software (weighted 10%)

Any payout of the annual incentives based on achievement of the other goals remained subject to the requirement that A-Mark earn a positive level of pre-tax profits for fiscal 2017.
For fiscal 2017, the annual incentive amounts earned by our CEO and President under the applicable pre-set performance formulas were as follows:

Named Executive Officer	Earned Annual Incentive Fiscal 2017
Gregory N. Roberts	$459,924
Thor Gjerdrum	$311,063
A-Mark earned fiscal 2017 GAAP net income before provision for income taxes of $10.785 million. This amount exceeded the threshold level of pre-tax profits specified for the CEO and President to earn a below-target payout for the pre-tax profits portion of their annual incentive awards, but fell short of the target level. For the portion of the annual incentive based on achievement of other goals unrelated to pre-tax profits, each executive reached or exceeded the performance objective for all but one of their respective goals. The resulting payouts represented, for the CEO and President, 88.4% and 92.2% respectively of their target annual incentive awards.
In the case of the fiscal 2017 annual incentives for the CEO and the President, the Compensation Committee, with the concurrence of each executive, determined to pay a portion of the award by means of a grant of an equity award, in the form of non-qualified stock options. The CEO was granted 17,647 stock options valued at $89,924 and the President was granted 8,058 stock options valued at $41,063. For this purpose, the stock options were valued at an amount based on their fair value, determined using the Black-Scholes valuation methodology and assumptions consistent with our valuation of options for financial reporting purposes. The stock options have an exercise price of $17.86 per share, the closing price of A-Mark common stock on the grant date. The stock options are fully vested, meaning that no future service is required as a condition of the grant, and have a stated term of ten years subject to earlier termination in specified cases. The balance of the CEO's and President’s annual incentive awards were paid in cash (less tax withholdings).
As in past years, the Committee awarded discretionary bonuses to certain officers, including Mr. Dickson and Mr. Madge, for fiscal 2017 performance. In determining to award these discretionary bonuses, the Committee considered the satisfactory overall performance of Mr. Dickson and Mr. Madge and the contribution of each to our success in fiscal 2017. The bonus amounts awarded (as set forth in the Summary Compensation Table above) were viewed by the Committee as appropriate and aligned with our operating results.
Additional Information on Termination and Other Employment Terms
The employment agreements of our CEO and COO in effect in fiscal 2017 provide for certain payments and benefits in the event of termination of the executive due to death, total disability, by the employer not for cause or by the executive for “Good Reason.” In addition, the terms of an executive’s equity awards may be affected by a termination of employment.

Under those employment agreements, severance payments to the executive are payable if, during the term of the employment agreement, the executive’s employment is terminated by us without cause or is terminated by the executive for “Good Reason.” Severance for such a termination in fiscal 2017 would have been payable as follows:

•
For Mr. Roberts, a lump-sum amount equal to the annualized level of salary paid from July 1, 2016 plus the average annual incentive paid for fiscal years 2017 and later, but in any case not less than $1 million.

•	For Mr. Gjerdrum, continued payments of base salary for one year at the rates specified in the employment agreement.

In addition, the CEO or President would have been entitled to the following:

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
In the event of termination of the CEO's or President's employment during fiscal 2017 in other circumstances, the termination payments and benefits would have been as follows:

•	For all terminations, the compensation accrued as of the date of termination (as summarized above) would have been paid.

•	In the event of termination due to death or total disability, each executive would have received the pro rata performance bonus for the fiscal year of termination.

•	The CEO and/or his dependents would receive continued health benefits paid by the employer for six months.

Under the employment agreements and equity award agreements, the executive’s rights are not enhanced based upon a change in control of A-Mark. The agreements provide, however, that certain payments under the agreements will be reduced if, following a change in control, the executive would be subject to the “golden parachute” excise tax and the reduction in payments would result in the executive realizing a greater after-tax amount.
The employment agreements provide that the executives will be entitled to receive medical insurance, group health, disability insurance and other benefits made generally available to executives. The employment agreements also provide for indemnification to the executives for liabilities arising out of the executive’s employment. The CEO’s employment agreement also provides a motor vehicle allowance of $750 per month. The employment agreements obligate the executives not to solicit employees to terminate employment with us or to become employees of another entity for one year following a termination for cause.
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
Directors' Compensation
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

Under the current Director Compensation Policy (which was also in effect throughout fiscal 2017), annual compensation of each non-employee director (not including compensation for special assignments) is as follows:

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
In addition to regular annual compensation, the Board may approve special compensation to a non-employee director for non-recurring Board work. In fiscal 2017, the Board formed a Special Committee to consider and approve the fairness of the terms of a financing transaction in which members of the Board or their affiliates potentially would participate as lenders to a subsidiary of the Company. The Board appointed Beverley Lepine and John Moorhead, directors who would not participate in the financing and therefore were disinterested, as the members of the Special Committee. The Board approved payments of $25,000 to each member of the Special Committee, which was paid in fiscal 2017 (reflected as "Fees Earned or Paid in Cash" in the table below).
The following table sets forth information regarding compensation earned by non-employee directors of the Company during fiscal 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)
Jeffrey D. Benjamin	$60,000	$—	$—	$—	$60,000
Joel Anderson	$60,000	$—	$—	$—	$60,000
Ellis Landau	$75,000	$—	$—	$—	$75,000
Beverley Lepine	$90,000	$—	$—	$—	$90,000
William Montgomery	$65,000	$—	$—	$—	$65,000
John Moorhead	$100,000	$—	$—	$—	$100,000
Jess M. Ravich	$75,000	$—	$—	$—	$75,000

_________________________________
(1)
At June 30, 2017, Ms. Lepine and Mr. Benjamin held stock options to purchase A-Mark shares. Ms. Lepine held an option to purchase 3,000 shares, exercisable at $10.08 per share, which was vested and exercisable as to 2,000 shares and unvested and unexercisable as to 1,000 shares. This option was granted to Ms. Lepine in 2015, upon her joining the Board. Mr. Benjamin held an option to purchase 119,856 shares at $8.35 per share, which was vested and exercisable as to 95,884 shares and unvested and unexercisable as to 23,972 shares. This option was granted at the time of the spin-off in fiscal 2014, as a replacement and adjustment of an option to purchase 500,000 SGI shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following tables provide information with respect to the beneficial ownership of our common stock (our only class of outstanding capital stock) at September 11, 2017 by:

•	each of our directors;

•	each NEO named in the summary compensation table;

•	all of our current directors and executive officers as a group; and

•	each of our stockholders who has reported beneficial ownership of more than 5% of the outstanding class of our common stock.

Except as otherwise noted in the footnotes below, each person or entity identified in the tables reported having sole voting power and sole investment or dispositive power with respect to the shares of common stock reflected in the table on the next page.

Beneficial Ownership of Principal Stockholders
The following table shows certain information for any person who reported being a “beneficial owner” of more than 5% of A-Mark’s common stock. Persons and groups that beneficially own in excess of 5% of the Company’s common stock are required to file certain reports with the Company and with the Securities and Exchange Commission (the “SEC”) regarding such beneficial ownership. For purposes of the table below and the table set forth under “Beneficial Ownership of Management,” a person is deemed to be the beneficial owner of any shares of common stock (1) over which the person has or shares, directly or indirectly, voting or investment power, or (2) of which the person has a right to acquire beneficial ownership at any time within 60 days after September 11, 2017. Beneficial ownership information is presented as of September 11, 2017, except that where beneficial ownership information is as of earlier dates derived from SEC filings, that fact is indicated in the footnotes to the table. “Voting Power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Persons and groups identified in the table have sole voting power and sole investment power over the shares, except as otherwise stated in footnotes to the table. We obtained the information provided in the following table from filings with the SEC and from representations made by the persons listed below.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Common Stock (1)
Jeffrey D. Benjamin (2)	837,274	11.7%
William A. Richardson (3)	1,012,728	14.4%
Gregory N. Roberts (4)	982,190	13.6%

_________________________________

(1)	All percentages have been calculated based on 7,031,450 shares of A-Mark common stock outstanding at September 11, 2017.

(2)
Beneficial ownership of Jeffrey D. Benjamin is based on his amended Schedule 13D filed with the SEC reporting beneficial ownership of shares of A-Mark common stock at March 21, 2014 and additional information provided to the Company. At September 11, 2017, his beneficial ownership of A-Mark common stock totaled 837,274 shares, including 119,856 shares issuable to Mr. Benjamin upon exercise of stock options that are currently exercisable or will become exercisable within 60 days. The reported beneficial ownership also includes 250,000 shares held in a family trust as to which Mr. Benjamin neither has nor shares voting or dispositive power, as to which shares he disclaims beneficial ownership. The address of Mr. Benjamin is 2121 Rosecrans Avenue, Suite 6300, El Segundo CA 90245.

(3)
Beneficial ownership of William A. Richardson is based on his amended Schedule 13D filed with the SEC reporting beneficial ownership of A-Mark common stock at March 21, 2014. His beneficial ownership of A-Mark common stock totaled 1,012,728 shares at March 21, 2014, including 778,938 shares owned directly by Silver Bow Ventures LLC (10.9% of the currently outstanding class) as to which Mr. Richardson shares voting and dispositive power with Gregory N. Roberts. The address of Mr. Richardson and Silver Bow Ventures LLC is 2121 Rosecrans Avenue, Suite 6300, El Segundo CA 90245.

(4)
Beneficial ownership of Gregory N. Roberts is based on his amended Schedule 13D filed with the SEC reporting beneficial ownership of A-Mark common stock at March 21, 2014 and additional information provided to the Company. At September 11, 2017, his beneficial ownership of A-Mark common stock totaled 982,190 shares, including 10,000 shares as to which Mr. Roberts has sole voting and dispositive power, 20,356 shares as to which Mr. Roberts shares voting and dispositive power with his wife and 778,938 shares owned directly by Silver Bow Ventures LLC (10.9% of the outstanding class) as to which Mr. Roberts shares voting and dispositive power with William Richardson (the Silver Bow Ventures LLC shares also are included in Mr. Richardson's beneficial ownership reported above), and including shares issuable to Mr. Roberts upon exercise of 172,896 currently exercisable options to acquire A-Mark common stock (as to which Mr. Roberts has sole voting and sole dispositive power).  Such beneficial ownership excludes 216,667 stock options that are not currently exercisable and will not become exercisable within 60 days. The address of Mr. Roberts is 2121 Rosecrans Avenue, Suite 6300, El Segundo CA 90245.

Beneficial Ownership of Management
The following table shows the number of shares of common stock beneficially owned as of September 11, 2017, by each director then serving in office, nominee for director, and executive officer named in the Summary Compensation Table, and by our current directors and executive officers as a group. Except as otherwise indicated in the footnotes below, each named person had sole voting and sole investment power with respect to the shares shown as beneficially owned by that person.
Beneficial Ownership of Management

Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership		Percent of Outstanding Common Stock (1)
Joel R. Anderson (2)	304,553		(4.3%
Jeffrey D. Benjamin (3)	837,274		11.7%
Ellis Landau	179,025		2.5%
Beverley Lepine	2,000	(4)	*
William Montgomery	198,662	(5)	2.8%
John U. Moorhead	18,272		*
Jess M. Ravich	257,226		3.7%
Gregory N. Roberts (6)	982,190		13.6%
Thor G. Gjerdrum	49,976	(7)	*
Cary Dickson	—		*
David W.G. Madge	—		*
All current directors and executive officers as a group (12 persons)	2,867,561	(8)	38.8%

_________________________________
*	Less than 1%.

(1)	See footnote (1) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(2)
Information relating to the beneficial ownership of Joel R. Anderson is based on Amendment No. 1 to Schedule 13D filed with the SEC on March 17, 2017 by Joel R. Anderson, Charles C. Anderson and Harold M. Anderson, reporting their beneficial ownership of our outstanding common stock as of that date, and additional information provided to A-Mark by Joel R. Anderson. Based on such information, the Andersons report that they do not constitute a group with regard to the ownership of A-Mark common stock. Accordingly, Joel R. Anderson reported beneficial ownership of A-Mark common stock totaling 304,553 shares at September 11, 2017, which does not include shares beneficially owned by Charles C. Anderson (who reported beneficial ownership of 306,338 shares at March 17, 2017) or Harold M. Anderson (who reported beneficial ownership of no shares at March 17, 2017). The address of Joel R. Anderson is 202 North Court Street, Florence, Alabama 35630.

(3)	See footnote (2) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(4)	Includes 2,000 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(5)	Includes 177,745 shares held in a trust as to which Mr. Montgomery has no voting power and limited dispositive power, and as to which shares Mr. Montgomery disclaims beneficial ownership.

(6)	See footnote (4) to the table under the caption “Beneficial Ownership of Principal Stockholders” above.

(7)	Includes 41,391 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(8)	Includes 350,526 shares issuable upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Sales and Purchases Made to Affiliated Companies
During the years ended June 30, 2017 and 2016, the Company made sales and purchases to various companies, which have been deemed to be related parties.

in thousands
Years Ended June 30,	2017		2016
	Sales	Purchases	Sales	Purchases
Former Parent	$47,384	$47,979	$30,544	$42,264
Equity method investee	477,477	2,979	717,309	6,867
SilverTowne	27,834	4,648	4,697	26,789
	$552,695	$55,606	$752,550	$75,920
Balances with Affiliated Companies
As of June 30, 2017 and June 30, 2016, the Company had related party receivables and payables balances as set forth below:

in thousands
	June 30, 2017			June 30, 2016
	Receivables	Payables		Receivables		Payables
Former Parent	$—	$27		$1,775	(1)	$—
Equity method investee	—	558		2,396		—
SilverTowne	—	1,768	(2)	—		282
	$0	$2,353		$4,171		$282

_________________________________
1) Balance includes a secured line of credit balance of $1.4 million.
2) Balance includes: (a) a short-term earn-out liability of $0.2 million (included as a component of the accrued liabilities balance), (b) a notes payable of $0.5 million (shown as notes payable - related party), and (c) a contingent earn-out liability of $1.1 million (shown as other long-term liabilities).

Secured Loans Made to Affiliated Companies
On July 23, 2015, CFC entered into a loan agreement with Former Parent providing a secured line of credit, bearing interest at a competitive rate per annum. The loan is secured by numismatic and semi-numismatic products. As of June 30, 2017 and June 30, 2016, the aggregate carrying value of this loan was $0.0 million and $1.4 million, respectively, and is shown on the consolidated balance sheets as a component "secured loans receivable" (see Note 5).
Interest Income Earned from Affiliated Companies
During the years ended June 30, 2017 and 2016, the Company earned interest income related to loans made to Former Parent and related to financing products sold to affiliated companies, as set forth below:

in thousands
Years Ended June 30,	2017	2016
Interest income from loan receivables	$171	$65
Interest income from finance products	2,787	2,302
	$2,958	$2,367

Relationships with Former Parent
Gregory N. Roberts, our CEO and a director, serves as CEO and a director of our Former Parent and, together with William A. Richardson and Silver Bow Ventures LLC (see footnotes (2) and (3) to the table below), is a principal stockholder of our Former Parent. Our other directors who served as directors of our Former Parent prior to the spinoff in March 2014 (this is all such other directors except Ms. Lepine) have retained ownership of stock in our Former Parent, in each case representing less than 10% of the outstanding class of the Former Parent's common stock except for Mr. Benjamin, whose post-spinoff ownership slightly exceeded 10%. Such ownership, if aggregated with that of Mr. Roberts and Mr. Richardson, represents control of the Former Parent.

Other Income Earned from Equity Method Investee
During the years ended June 30, 2017 and 2016, the Company recorded its proportional share of its equity method investee's net income as other income that total $94,000 and $701,000, respectively. As of June 30, 2017 and June 30, 2016, the carrying balance of the equity method investment was $7.5 million and $7.4 million, respectively.
Interest Expense Incurred to SilverTowne
During the years ended June 30, 2017 and 2016, the Company incurred interest expense of $3,000 and $0, respectively, related to its $0.5 million short-term note payable to SilverTowne, which is shown on the consolidated balance sheets as Note Payable - Related Party (see Note 1).
Income Tax Sharing Obligations
The amount receivable under the Company's income tax sharing obligation due from our Former Parent totaled $0.0 million, and $0.2 million as of June 30, 2017 and June 30, 2016 respectively, and is shown on the face of the consolidated balance sheets as Income taxes receivable from Former Parent (see Note 12).
Transaction with Directors, an Executive Officer and a Principal Stockholder - Financing for the Goldline LLC Acquisition
             Certain directors, an executive officer and a principal stockholder made loans to Goldline Acquisition Corp. (“GAC”), a wholly owned subsidiary of A-Mark, as part of the funding for our acquisition of Goldline LLC completed on August 28, 2017.   GAC raised a total of $7.5 million by means of a privately placed credit facility (the “GAC Credit Facility”), of which approximately 60.7% was loaned by the directors, executive officer and principal stockholder named below.

The GAC Credit Facility is secured by a first priority lien on substantially all of the assets of GAC, and is guaranteed by A-Mark.  Interest on the GAC Credit Facility is payable quarterly at the rate of 8.5% per annum, and the lenders under the GAC Credit Facility will be entitled to an additional payment at maturity equal to the greater of 3% of the principal amount of the GAC Credit Facility and 10% of cumulative three-year EBITDA of GAC in excess of $10 million, on a pro rata basis.  The GAC Credit Facility will reach maturity on August 28, 2020, at which time the entire principal amount is payable.  The obligations of GAC and A-Mark under the GAC Credit Facility are subordinated to A-Mark’s obligations under its principal credit arrangement; among other of these subordination terms, the lenders under the GAC Credit Facility will be permitted to collect regularly scheduled payments of principal and interest, provided that no event of default is continuing under the principal credit arrangement and A-Mark is in pro forma compliance with its financial covenants under the principal credit arrangement.

The following table shows the directors, executive officer and principal stockholder that participated in the GAC Credit Facility transaction, and provides related information:

Name	Position/Relationship		Amount of Company Indebtedness Acquired (1)		Interest Accruing in Fiscal 2018

Gregory N. Roberts	Chief Executive Officer, Director and principal stockholder	(2)	$587,500	(2)	$41,865
William D. Richardson	Principal stockholder	(3)	$587,500	(3)	$41,865
Jeffrey D. Benjamin	Chairman of the Board and Director		$1,000,000		$71,260
Ellis Landau	Director		$375,000		$26,723
William Montgomery	Director		$1,500,000		$106,890
Jess Ravich	Director		$500,000	(4)	$35,630

_________________________________

(1)	The amount shown is expected to remain outstanding throughout the term of the GAC Credit Facility, with repayment due in 2020.
(2)
Silver Bow Ventures LLC (“Silver Bow”) is the Lender. Mr. Roberts holds 50% of the ownership interests in and controls Silver Bow. Accordingly, the amount of indebtedness shown, and the fiscal 2018 interest amounts potentially payable on such indebtedness shown, represent 50% of the aggregate amounts of indebtedness held by and potential interest payable to Silver Bow. See also footnotes 3 and 4 to the Table of “Beneficial Ownership of Principal Stockholders.”

(3)
Silver Bow Ventures LLC (“Silver Bow”) is the Lender. Mr. Richardson holds 50% of the ownership interests in and controls Silver Bow. Accordingly, the amount of indebtedness shown, and the fiscal 2018 interest amounts potentially payable on such indebtedness shown, represent 50% of the aggregate amounts of indebtedness held by and potential interest payable to Silver Bow. See also footnotes 3 and 4 to the Table of “Beneficial Ownership of Principal Stockholders.”

(4)	Libra Securities Holdings, LLC is the Lender. Mr. Ravich and a trust for his family members holds 100% of the ownership interests and controls Libra Securities Holdings, LLC.

Purchase of A-Mark Shares from Certain Substantial Stockholders
During the years ended June 30, 2017 and 2016, there were no purchases of A-Mark shares for Certain Substantial Stockholders.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Grant Thornton, LLP audited the Company's consolidated financial statements for the fiscal years ended June 30, 2017 and 2016, and has served as our independent registered public accounting firm since June 12, 2015.
Fees to Independent Registered Public Accounting Firm for Fiscal 2017 and 2016
The following table sets forth by fee category the aggregate fees for professional services rendered by Grant Thornton, LLP.

in thousands	Grant Thornton LLP
Years Ended June 30,	2017	2016
Fee Category:
Audit fees (1)	$591	$560
Audit-related fees (2)	50	—
Tax fees (3)	—	—
All other fees (4)	221	—
Total	$862	$560

_________________________________

(1)	Audit fees consisted of services rendered by the principal accountant for the audit and reviews of our annual and quarterly condensed consolidated financial statements.

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

Audit Committee Pre-Approval of Audit and Non-Audit Services
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided to the Company by its independent registered public accounting firm (except for items exempt from pre-approval requirements under applicable laws and rules). All audit and non-audit services included in the table above were pre-approved by the Audit Committee.
When considered necessary, management prepares an estimate of fees for the service and submits the estimate to the Audit Committee for its review and pre-approval. Any modifications to the estimates will be submitted to the Audit Committee for pre-approval. All fees paid to our independent registered public accounting firm during the periods covered by this report and through the date hereof were in accordance with this pre-approval policy.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

A-MARK PRECIOUS METALS, INC.
Date:	September 14, 2017	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	September 14, 2017	By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Chairman of the Board	September 14, 2017
Jeffrey D. Benjamin

/s/ Gregory N. Roberts	Chief Executive Officer and Director	September 14, 2017
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	September 14, 2017
Cary Dickson	(Principal Financial Officer)

	Director	September 14, 2017
Joel R. Anderson

/s/ Ellis Landau	Director	September 14, 2017
Ellis Landau

/s/ Beverley Lepine	Director	September 14, 2017
Beverley Lepine

	Director	September 14, 2017
William Montgomery

/s/ John U. Moorhead	Director	September 14, 2017
John U. Moorhead

/s/ Jess M. Ravich	Director	September 14, 2017
Jess M. Ravich

EXHIBIT INDEX
EXHIBIT INDEX

Regulation S-K Exhibit Table Item No.		Description of Exhibit
2.1	**
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
Employment Agreement, executed February 19, 2016, between A-Mark Precious Metals, Inc. and Gregory N. Roberts. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated February 19, 2016.

10.5	**	Employment Agreement, executed September 7, 2016, between A-Mark Precious Metals, Inc. and Thor Gjerdrum. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated August 31, 2016.
10.6	**
Lease Agreement, dated as of July 7, 2016, between The Plaza CP LLP and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.6 to the Report on Form 10-K for the year ended June 30, 2016.

10.7	**
Limited Liability Company Agreement of AM&ST Associates, LLC, effective as of August 31, 2016, between A-Mark Precious Metals, Inc. and Silver Towne, L.P. Incorporated by reference to Exhibit 10.7 to the Report on Form 10-K for the year ended June 30, 2016.

10.8	**
Asset Purchase Agreement, dated as of August 31, 2016, between SilverTowne, L.P. and AM&ST Associates, LLC. Incorporated by reference to Exhibit 10.8 to the Report on Form 10-K for the year ended June 30, 2016.

10.9	**
First Amendment to Uncommitted Credit Agreement, dated as of June 30, 2016, among A-Mark Precious Metals, Inc., Cooperatieve Rabobank U.A.New York Branch, as Administrative Agent and the lenders named therein. Incorporated by reference to Exhibit 10.9 to the Report on Form 10-K for the year ended June 30, 2016.

10.10	**
Second Amendment to Uncommitted Credit Agreement, dated as of June 30, 2016, among A-Mark Precious Metals, Inc., Cooperatieve Rabobank U.A.New York Branch, as Administrative Agent and the lenders named therein. Incorporated by reference to Exhibit 10.10 to the Report on Form 10-K for the year ended June 30, 2016.

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

Regulation S-K Exhibit Table Item No.			Description of Exhibit
10.17		**
Asset Purchase Agreement, dated as of August 14, 2017, by and between Goldline Acquisition Corp. and Goldline, LLC. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2017.

10.18		**
Credit Agreement, dated as of August 28, 2017, among Goldline Acquisition Corp. and the lenders set forth on Exhibit A thereto. Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2017.

10.19		**
Security Agreement, dated as of August 28, 2017, made by Goldline Acquisition Corp. in favor of the secured parties named therein. Incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2017.

10.20		**
Guaranty, dated as of August 28, 2017, by A-Mark Precious Metals, Inc. in favor of the lenders referenced therein. Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2017.

10.21		**
Agreement of Subordination dated as of August 28, 2017, among Goldline Acquisition Corp., Coöperatieve Rabobank U.A. New York Branch, as administrative agent on behalf of itself and the other senior creditors referred to therein, and the subordinate creditors named therein. Incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2017.

10.22		**
Agreement of Subordination dated as of August 28, 2017, among A-Mark Precious Metals, Inc., Coöperatieve Rabobank U.A. New York Branch, as administrative agent on behalf of itself and the other senior creditors referred to therein, and the subordinate creditors named therein. Incorporated by reference to Exhibit 10.6 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2017.

10.23		**
Seventh Amendment to Uncommitted Credit Agreement, dated as of August 18, 2017, among A-Mark Precious Metals, Inc., a Delaware corporation, Natixis New York Branch, as Syndication Agent and Cooperatieve Rabobank U.A., New York Branch, as Administrative Agent, and the other lenders named therein. Incorporated by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2017.

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