Form 10-Q
period 2017-09-30
A-Mark Precious Metals, Inc.
filed 2017-11-14
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes. ☑ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes. ☐ No. ☑

As of November 9, 2017, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2017

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data) (unaudited)

	September 30, 2017	June 30, 2017

ASSETS
Current assets:
Cash	$8,357	$13,059
Receivables, net	42,133	39,295
Derivative assets	20,326	17,587
Secured loans receivable	88,871	91,238

Inventories:
Inventories	186,720	149,316
Restricted inventories	124,864	135,343
	311,584	284,659

Income taxes receivable	5,881	—
Prepaid expenses and other assets	2,627	1,183
Total current assets	479,779	447,021

Plant, property and equipment, net	8,320	6,607
Goodwill	10,331	8,881
Intangibles, net	8,910	4,065
Long-term investments	8,024	7,967
Deferred tax assets - non-current	1,176	3,959
Total assets	$516,540	$478,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$219,000	$180,000
Liability on borrowed metals	15,010	5,625
Product financing arrangements	124,864	135,343
Accounts payable	45,660	41,947
Derivative liabilities	23,989	34,582
Note payable - related party	—	500
Accrued liabilities	4,831	4,945
Income taxes payable	—	1,418
Total current liabilities	433,354	404,360
Deferred tax liabilities - non-current	1,904	—
Debt obligation (related party)	6,818	—
Other long-term liabilities (related party)	1,123	1,117
Total liabilities	443,199	405,477

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of September 30, 2017 and June 30, 2017	—	—
Common Stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 shares issued and outstanding as of September 30, 2017 and June 30, 2017	71	71
Additional paid-in capital	23,962	23,526
Retained earnings	45,910	45,994
Total A-Mark Precious Metals, Inc. stockholders’ equity	69,943	69,591
Non-controlling interest	3,398	3,432
Total stockholders’ equity	73,341	73,023
Total liabilities, non-controlling interest and stockholders’ equity	$516,540	$478,500
See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

Three Months Ended September 30,	2017	2016
Revenues	$2,163,790	$1,805,653
Cost of sales	2,156,484	1,797,589
Gross profit	7,306	8,064

Selling, general and administrative expenses	(6,976)	(5,664)
Interest income	3,161	2,884
Interest expense	(2,733)	(2,241)
Other income (expense)	61	(39)
Unrealized loss on foreign exchange	(101)	(6)
Net income before provision for income taxes	718	2,998
Provision for income taxes	(274)	(1,059)
Net income	444	1,939
Add: Net loss attributable to non-controlling interest	(34)	(11)
Net income attributable to the Company	$478	$1,950

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.07	$0.28
Diluted	$0.07	$0.27
Weighted average shares outstanding:
Basic	7,031,400	7,023,300
Diluted	7,122,400	7,108,500

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)

(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interest	Total Stockholders’ Equity
Balance, June 30, 2017	7,031,450	$71	$23,526	$45,994	$69,591	$3,432	$73,023
Net income (loss)	—	—	—	478	478	(34)	444
Share-based compensation	—	—	436	—	436	—	436
Dividends declared	—	—	—	(562)	(562)	—	(562)
Balance, September 30, 2017	7,031,450	$71	$23,962	$45,910	$69,943	$3,398	$73,341

See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

Three Months Ended	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$444	$1,939
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	529	321
Amortization of loan cost	233	204
Deferred income taxes	4,687	1,868
Interest added to principal of secured loans	(15)	(17)
Share-based compensation	436	191
Earnings from equity method investment	(57)	14
Receivables	(1,792)	22,556
Secured loans	(77)	(3,262)
Secured loans to Former Parent	(2,215)	1,369
Derivative assets	(1,914)	4,957
Income tax receivable	(5,881)	(1,023)
Inventories	(14,384)	(52,558)
Prepaid expenses and other assets	(802)	(357)
Accounts payable	1,417	14,606
Derivative liabilities	(10,593)	(22,935)
Liabilities on borrowed metals	436	(156)
Accrued liabilities	(3,147)	(3,787)
Earn-out payments for related party contingent consideration in excess of acquisition-date fair value	(208)	—
Receivable from/payables to Former Parent	—	203
Income taxes payable	(1,418)	—
Net cash used in operating activities	(34,321)	(35,867)
Cash flows from investing activities:
Capital expenditures for property and equipment	(318)	(336)
Secured loans, net	4,674	(10,368)
Acquisition of subsidiary, net of cash	(9,548)	(3,421)
Net cash used in investing activities	(5,192)	(14,125)
Cash flows from financing activities:
Product financing arrangements, net	(10,478)	58,431
Dividends	(562)	—
Borrowings (repayments) under lines of credit, net	39,000	(9,000)
Proceeds from issuance of debt obligation payable to related party	7,500	—
Repayments on notes payable to related party	(500)	—
Stock award grant	—	172
Debt funding fees	(149)	—
Net cash provided by financing activities	34,811	49,603

Net decrease in cash, cash equivalents, and restricted cash	(4,702)	(389)
Cash, cash equivalents, and restricted cash, beginning of period	13,059	17,142
Cash, cash equivalents, and restricted cash, end of period	$8,357	$16,753

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

Three Months Ended	September 30, 2017	September 30, 2016
( - Continued from preceding page - )
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$1,856	$1,456
Income taxes	$2,869	$307

Non-cash investing and financing activities:
Interest added to principal of secured loans	$15	$17
Debt funding fee	$534	$—
Contribution of assets from minority interest	$—	$3,454
Payable to minority interest partner for acquired business	$—	$500
Earn out obligation payable to minority interest partner	$—	$1,523
See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Basis of Presentation
The condensed consolidated financial statements include the accounts of A-Mark Precious Metals, Inc. and its wholly- and majority-owned subsidiaries ("A-Mark" or the "Company"). Intercompany accounts and transactions have been eliminated.
Business Segments
The Company conducts its operations in two reportable segments: (1) Wholesale Trading & Ancillary Services, and (2) Direct Sales. Each of these reportable segments represents an aggregation of operating segments that meet the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”) (See Note 18).
Wholesale Trading & Ancillary Services
The Wholesale Trading & Ancillary Services segment operates as a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery primarily in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, consignment, logistics, hedging and various customized financial programs.
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
The Company's wholly-owned subsidiary, A-M Global Logistics, LLC ("Logistics"), operates the Company's logistics fulfillment center based in Las Vegas, Nevada. Logistics provides customers an array of complementary services, including packaging, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis.
In August 2016, the Company formed AM&ST Associates, LLC ("AMST"), a joint venture with SilverTowne, L.P., referred to as SilverTowne, an Indiana-based producer of minted silver. The Company and SilverTowne, L.P. own 55% and 45%, respectively, of AMST. AMST acquired the entire minting operations (referred to as SilverTowne Mint) of SilverTowne, L.P., with the goal of providing greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments.
Direct Sales (Recent Acquisition)
The Company's wholly-owned subsidiary, Goldline, Inc. ("Goldline"), is a direct retailer of precious metals to the investor community. Goldline markets its precious metal products primarily on radio, the internet and television. Goldline sells gold and silver bullion in the form of coins, and bars, as well as numismatic coins.
The Company entered into the direct sales segment through its acquisition of substantially all of the assets of Goldline, LLC ("Goldline, LLC" or the "Seller"), pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”), dated August 14, 2017, between Goldline (then known as Goldline Acquisition Corp.) and the Seller. The transaction closed on August 28, 2017 (the "Closing Date"). On the Closing Date, the estimated purchase price for the net assets was approximately $10.0 million (the “Initial Provisional Purchase Price”), which was based on the Seller’s preliminary balance sheet dated as of July 31, 2017. The net assets acquired consisted of both intangible assets, which the parties agreed had an aggregate fair value of $6.4 million, and specified net tangible assets of the Seller, which the parties initially agreed had an estimated aggregate fair value of $3.6 million, subject to post-closing adjustment as described below. In connection with the closing, Goldline paid to the Seller an amount equal to the Initial Provisional Purchase Price less $1.5 million (the "Holdback Amount"), which amount was held back and deposited into escrow to serve as security for the Seller’s indemnification obligations under the Purchase Agreement. As of September 30, 2017, none of the Holdback Amount had been released.
Based on the post-Closing Date net tangible asset value adjustment procedures conducted to date pursuant to the terms of the Purchase Agreement, the Company has adjusted the estimated total purchase price for the net assets from $10.0 million to $9.5 million (the “Revised Provisional Purchase Price”). The fair value of the acquired net tangible assets as of the Closing Date is still being reviewed by the Company and the Seller and therefore the total purchase price is subject to further adjustment. Under the terms of the Purchase Agreement, any amounts due back to the Company from the Seller as a result of the final determination of the fair value of the acquired net tangible assets is to be paid within three business days following such determination.

The difference between the Initial Provisional Purchase Price and the Revised Provisional Purchase Price of $0.5 million ($10.0 million less $9.5 million) has been recorded in receivables in the condensed consolidated balance sheet as of September 30, 2017.
Acquisition costs of $0.7 million were expensed as incurred as selling, general and administrative expenses, of which $0.5 million was recorded by the Company during the three months ended September 30, 2017 .
Purchase Price Allocation
The Revised Provisional Purchase Price of $9.5 million has been allocated to the acquired net assets purchased based on their fair values as follows (shown in thousands, and liability balances shown as negative amounts):

Working capital net assets:
Receivables, net	$1,046
Derivative assets	825
Inventory	12,541
Prepaid expenses and other assets	856
Accounts payable and accrued liabilities	(2,616)
Liability on borrowed metals	(8,949)
Deferred income	(2,374)
Subtotal		$1,329
Property and equipment		1,769
Intangible assets (identifiable):
Trade names	2,200
Existing customer relationships	1,300
Customer lead list	1,100
Other	400
Subtotal		5,000
Goodwill:
Excess of cost over fair value of assets acquired		1,450
		$9,548
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
Pro Forma Information
The following unaudited pro forma information for the three months ended September 30, 2017 and 2016 assumes the acquisition of the net assets of Goldline, LLC occurred on July 1, 2016, that is, the first day of fiscal year 2016:

in thousands, except for EPS	Unaudited
Three Months Ended September 30,	2017	2016
Pro forma revenue	$2,166,054	$1,842,528
Pro forma net income	$216	$2,290
Pro from basic earnings per share	$0.03	$0.33
Pro from dilutive earnings per share	$0.03	$0.32

The above pro forma supplemental information does not purport to be indicative of what the Company's operations would have been had these transactions occurred on July 1, 2016 and should not be considered indicative of future operating results. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the acquisition of Goldline. The unaudited pro forma information accounts for amortization of acquired intangible assets (based on the preliminary purchase price allocation and an estimate of their useful lives), incremental financing costs resulting from the acquisition, elimination of prior sales and purchases between the entities, elimination of acquisition costs and an application of the Company's tax rate. The unaudited pro forma results do not include any anticipated cost savings or other effects of the planned integration of Goldline.

Related Agreements
In connection with the closing of the acquisition, Goldline entered into a privately placed credit facility in the amount of $7.5 million (the “Goldline Credit Facility”) with various lenders (the "Goldline Lenders"), which include some directors from the Company's Board, effective August 28, 2017 (see Note 14). Borrowings under the Goldline Credit Facility were used to finance a portion of the consideration payable under the Purchase Agreement.
On the Closing Date, the Seller and Goldline entered into a transition services agreement, pursuant to which Goldline will provide reasonable assistance to the Seller (including access to records and services of transferring employees) for a period of two years following the closing date in connection with assisting the Seller with its continuing obligations for its retained liabilities that were not assumed by Goldline.
Also on the Closing Date, the Seller and the former CEO of the Seller also agreed that, for the period commencing on the closing date until the third anniversary thereof, neither they nor any of their affiliates will, directly or indirectly own, manage, operate, join, control, participate in, invest in or otherwise provide assistance to, in any manner, any “competing business” (as defined in the Purchase Agreement).
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The condensed consolidated financial statements reflect the financial condition, results of operations, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). These condensed consolidated financial statements include the accounts of A-Mark, and its wholly owned subsidiaries, CFC, AMTAG, TDS, Logistics, Goldline and its majority owned affiliate AMST (collectively the “Company”). All inter-company accounts and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2017 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2017 Annual Report.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of fair value, allowances for doubtful accounts, impairment assessments of plant, property and equipment and intangible assets, valuation allowance determination on deferred tax assets, contingent earn-out liabilities, and revenue recognition judgments. Significant estimates also include the Company's fair value determination with respect to its financial instruments and precious metals inventory. Actual results could materially differ from these estimates.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2017 and June 30, 2017.
As of September 30, 2017, the Company has $0.5 million in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California (see Note 15).
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
Definite-lived Intangible Assets
Definite-lived intangible assets consists primarily of customer relationships, non-compete agreements and employment contracts which are amortized on a straight-line basis over their economic useful lives ranging from three years to fifteen years. We review our definite-lived intangible assets for impairment under the same policy described above for plant, property, and equipment; that is, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Goodwill and Indefinite-lived Intangible Assets
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill and other indefinite-lived intangibles (such as trade names) are not subject to amortization, but are evaluated for impairment at least annually. However, for tax purposes, goodwill acquired in connection with a taxable asset acquisition is generally deductible.
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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. As of September 30, 2017 and June 30, 2017, the Company did not identify any impairments.
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
Contingent Earn-out Liability
We record an estimate of the fair value of contingent consideration related to the earn-out obligation to SilverTowne LP related to the SilverTowne Mint acquisition. On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST, which are considered Level 3 inputs (see Note 3). Consequentially, the assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. As of September 30, 2017 and June 30, 2017 the balance of contingent liability was $1.1 million and $1.3 million respectively, and current portion of this liability is shown as a component of accrued liabilities and the non-current portion is shown in other long-term liabilities. Below is a reconciliation of the contingent earn out liability for the three months ended September 30, 2017.

in thousands
Contingent
Liabilities at fair value, based on Level 3 inputs:	Consideration
Balance at June 30, 2017	$1,325
Amount paid to SilverTowne	(208)
Balance at September 30, 2017	$1,117
Revenue Recognition
The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between the trade and settlement dates, the Company has entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC ("ASC 815"). The Company records the derivative at the trade date with any corresponding unrealized gain (loss), shown as component of cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. Upon settlement, the sales which are physically settled are recognized at the gross amount in the condensed consolidated statements of income. Realized gains and losses on derivative contracts, which are not physically settled are recognized at the net amount as a component of cost of sales in the condensed consolidated statements of income.
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
Interest Expense
The Company incurs interest expense based on usage under its lines of credit and its debt obligations (related party), recording interest expense using the effective interest method.
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
Derivative Instruments
The value of our inventory and our purchase and sale commitments are linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only credit worthy financial institutions. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions. Notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity.
Commodity futures, forward and option contracts are recorded at fair value on the trade date. The difference between the original contract value and the market value of the open futures, forward and option contracts are reflected in derivative assets or derivative liabilities in the condensed consolidated balance sheets at fair value, with the corresponding unrealized gain or losses included as a component of cost of sales on the condensed consolidated statements of income. Realized gains or losses resulting from the termination of commodity contracts are also reported as a component of cost of sales on the condensed consolidated statements of income.
The Company enters into futures, forward and option contracts solely for the purpose of hedging our inventory holding risk and our liability on price protection programs, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the condensed consolidated statements of income (see Note 11.)
Advertising
Advertising expense was $517,000 and $167,000, respectively, for the three months ended September 30, 2017 and 2016.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $1,100,000 and $1,120,000, respectively, for the three months ended September 30, 2017 and 2016.
Share-Based Compensation
The Company accounts for equity awards under the provisions of the Compensation - Stock Compensation Topic 718 of the ASC ("ASC 718"), which establishes fair value-based accounting requirements for share-based compensation to employees. ASC 718 requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as expense over the service period in the Company's condensed consolidated financial statements. The expense is adjusted for actual forfeitures of unvested awards as they occur.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares for the three months ended September 30, 2017 and 2016, is presented below.

in thousands
Three Months Ended September 30,	2017	2016
Basic weighted average shares outstanding	7,031	7,023
Effect of common stock equivalents — stock issuable under outstanding equity awards	91	86
Diluted weighted average shares outstanding	7,122	7,109

Recent Accounting Pronouncements Not Yet Adopted
From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”). The amendments of this ASU eliminate step 2 from the goodwill impairment test. The annual, or interim test is performed by comparing the fair value of a reporting unit with its carrying amount. The amendments of this ASU also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. This update is effective for the

Company, on July 1, 2020 (for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years). Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. We continue to evaluate the impact of our upcoming adoption of  ASU 2017-04 and do not believe that its adoption will have a material impact on our consolidated financial position, results of operations or cash flows and related disclosures.
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
3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2017 and June 30, 2017.

in thousands
	September 30, 2017		June 30, 2017
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$8,357	$8,357	$13,059	$13,059
Receivables, net	42,133	42,133	39,295	39,295
Secured loans receivable	88,871	88,871	91,238	91,238
Derivative asset on open sale and purchase commitments, net	2,745	2,745	931	931
Derivative asset on option contracts	214	214	—	—
Derivative asset on futures contracts	7,263	7,263	1,273	1,273
Derivative asset on forward contracts	10,104	10,104	15,383	15,383
Income taxes receivable	5,881	5,881	—	—
Financial liabilities:
Lines of credit	$219,000	$219,000	$180,000	$180,000
Debt obligation (related party)	6,818	6,818	—	—
Liability on borrowed metals	15,010	15,010	5,625	5,625
Product financing arrangements	124,864	124,864	135,343	135,343
Derivative liability on margin accounts	3,577	3,577	4,797	4,797
Derivative liability on price protection programs	198	198	—	—
Derivative liability on open sale and purchase commitments, net	20,214	20,214	29,785	29,785
Accounts payable	45,660	45,660	41,947	41,947
Accrued liabilities	4,831	4,831	4,945	4,945
Other long-term liabilities (related party) (1)	1,123	1,123	1,117	1,117
Income taxes payable	—	—	1,418	1,418
Note payable - related party	—	—	500	500

(1) Includes estimated contingent amounts due to SilverTowne and Goldline Lenders.

The fair values of the financial instruments shown in the above table as of September 30, 2017 and June 30, 2017 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
The carrying amounts of cash, secured loans receivable, accounts receivable, income taxes receivable, accounts payable, income taxes payable, note payable, and accrued liabilities approximate fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities, liability on borrowed metals and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit and debt obligation approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value of other long-term liabilities represents the long-term portion of a contingent earn-out liability that is remeasured on a quarterly basis.
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
The significant assumptions used to determine the carrying value and the related fair value of the financial instruments are described below:
Inventory. Inventories, principally include bullion and bullion coins, are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins are comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium is readily determined, as it is published by multiple reputable sources. Except for commemorative coin inventory, which are included in inventory at the lower of cost or market, the Company’s inventories are subsequently recorded at their fair market values on a daily basis. The fair value for commodities inventory (i.e., inventory excluding commemorative coins) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory are classified in Level 1 of the valuation hierarchy.
Derivatives. Futures contracts, forward contracts, option contracts and open sale and purchase commitments are valued at their fair values, based on the difference between the quoted market price and the contractual price (i.e., intrinsic value,) and are included within Level 1 of the valuation hierarchy.
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
Liability on Price Protection Programs. The Company records an estimate of the fair value of the liability on price protection programs based on the difference between the contractual price at trade date and the quoted market price at the remeasurement date (i.e., quarter-end) based on the expected redemption rate of each program. The use of a throughput rate of each program ignores the future price volatility that would affect the timing and rate of redemption under these programs, and, as a result, the liability on price protection programs is classified in Level 3 of the valuation hierarchy.
Contingent Earn-out Liability. The Company records an estimate of the fair value of contingent consideration related to the earn-out obligation to SilverTowne LP related to the SilverTowne Mint transaction. On a quarterly basis, the liability is remeasured and increases or decreases in the fair value is recorded as an adjustment to other income on the condensed consolidated statements of income. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. The key inputs in determining fair value of our contingent consideration obligations include the changes in the assumed timing and amounts of future throughputs (i.e., operating income, operating cost per unit, and production volume) which affects the timing and amount of future earn-out payments. Contingent earn-out liability is classified in Level 3 of the valuation hierarchy.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and June 30, 2017, aggregated by the level in the fair value hierarchy within which the measurements fall:

	September 30, 2017
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$311,369	$—	$—	$311,369
Derivative assets — open sale and purchase commitments, net	2,745	—	—	2,745
Derivative assets — option contracts	214	—	—	214
Derivative assets — futures contracts	7,263	—	—	7,263
Derivative assets — forward contracts	10,104	—	—	10,104
Total assets, valued at fair value	$331,695	$—	$—	$331,695
Liabilities:
Liability on borrowed metals	$15,010	$—	$—	$15,010
Product financing arrangements	124,864	—	—	124,864
Liability on price protection programs	—	—	198	198
Derivative liabilities — liability on margin accounts	3,577	—	—	3,577
Derivative liabilities — open sale and purchase commitments, net	20,214	—	—	20,214
Derivative liabilities — future contracts	—	—	—	—
Derivative liabilities — forward contracts	—	—	—	—
Contingent earn-out liability	$—	$—	$1,117	$1,117
Total liabilities, valued at fair value	$163,665	$—	$1,315	$164,980
____________________
(1) Commemorative coin inventory totaling $215,000 is held at lower of cost or market and is thus excluded from this table.

	June 30, 2017
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$284,619	$—	$—	$284,619
Derivative assets — open sale and purchase commitments, net	931	—	—	931
Derivative assets — futures contracts	1,273	—	—	1,273
Derivative assets — forward contracts	15,383	—	—	15,383
Total assets, valued at fair value	$302,206	$—	$—	$302,206
Liabilities:
Liability on borrowed metals	$5,625	$—	$—	$5,625
Product financing arrangements	135,343	—	—	135,343
Derivative liabilities — liability on margin accounts	4,797	—	—	4,797
Derivative liabilities — open sale and purchase commitments, net	29,785	—	—	29,785
Derivative liabilities — forward contracts	—	—	1,325	1,325
Total liabilities, valued at fair value	$175,550	$—	$1,325	$176,875
____________________
(1) Commemorative coin inventory totaling $40,000 is held at lower of cost or market and is thus excluded from this table.
There were no transfers in or out of Level 2 or 3 from other levels within the fair value hierarchy during the reported periods.
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
The Company uses Level 3 inputs to measure the fair value of its investments on a non-recurring basis. The Company's two investments in noncontrolled entities do not have readily determinable fair values. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the carrying value of the instruments to the Company. As of September 30, 2017 and June 30, 2017, the carrying value of the Company's investments totaled $8.0 million and $8.0 million, respectively. During the three months ended September 30, 2017, the Company did not record any impairments related to these investments.
The Company also uses Level 3 inputs to measure the fair value of goodwill and other intangibles on a non-recurring basis. These assets are measured at cost and are written down to fair value on the annual measurement dates or on the date of a triggering event, if impaired. As of September 30, 2017, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value.

4.	RECEIVABLES
Receivables consist of the following as of September 30, 2017 and June 30, 2017:

in thousands
	September 30, 2017	June 30, 2017

Customer trade receivables	$25,044	$31,949
Wholesale trade advances	12,697	2,457
Due from brokers	4,422	4,919
Subtotal	42,163	39,325
Less: allowance for doubtful accounts	(30)	(30)
Receivables, net	$42,133	$39,295
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

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Three Months Ended September 30, 2017	$30	$—	$—	$30
Year Ended June 30, 2017	$30	$—	$—	$30

5.	SECURED LOANS RECEIVABLE
Below is a summary of the carrying value of our secured loans as of September 30, 2017 and June 30, 2017:

in thousands
	September 30, 2017		June 30, 2017

Secured loans originated	$30,072		$30,864
Secured loans originated - with a related party	2,215		—
	32,287		30,864
Secured loans acquired	56,584	(1)	60,374	(2)
Secured loans (current and long-term)	$88,871		$91,238
_________________________________
(1)    Includes $65,000 of loan premium as of September 30, 2017.
(2)    Includes $72,000 of loan premium as of June 30, 2017.
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
    As of September 30, 2017 and June 30, 2017, our secured loans carried weighted-average effective interest rates of 9.3% and 9.2%, respectively, and mature in periods generally ranging typically from on-demand to one year.
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
The Company evaluates its loan portfolio in one of two classes of secured loan receivables: those loans secured by: 1) bullion and 2) numismatic and semi-numismatic items. The Company's secured loans by portfolio class, which align with management reporting, are as follows:

in thousands
	September 30, 2017		June 30, 2017
Bullion	$57,964	65.2%	$61,767	67.7%
Numismatic and semi-numismatic	30,907	34.8	29,471	32.3
	$88,871	100.0%	$91,238	100.0%
Each of the two classes of receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. The methodology of assessing the credit quality of the secured loans acquired by the Company is similar to the secured loans originated by the Company; they are administered using the same internal reporting system, collateralized by precious metals or other pledged assets, for which a loan to value determination procedures are applied.
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

in thousands
	September 30, 2017		June 30, 2017
Loan-to-value of 75% or more	$65,909	74.2%	$60,432	66.2%
Loan-to-value of less than 75%	22,962	25.8	30,806	33.8
Secured loans collateralized by precious metal products	$88,871	100.0%	$91,238	100.0%
    The Company had no loans with a loan-to-value ratio in excess of 100% at September 30, 2017. At June 30, 2017, the Company had no loans with a loan-to-value ratio in excess of 100%.
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
For the three months ended September 30, 2017 and 2016, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at September 30, 2017 and June 30, 2017:

in thousands
	September 30, 2017	June 30, 2017
Inventory held for sale	$58,746	$43,787
Repurchase arrangements with customers	104,986	92,496
Consignment arrangements with customers	7,763	7,368
Commemorative coins, held at lower of cost or market	215	40
Borrowed precious metals from suppliers	15,010	5,625
Product financing arrangement, restricted	124,864	135,343
	$311,584	$284,659
Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of September 30, 2017 and June 30, 2017, the inventory held for sale totaled $58.7 million and $43.8 million, respectively.
Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date, whereby the Company retains legal title to the metals. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2017 and June 30, 2017, included within inventory is $105.0 million and $92.5 million, respectively, of precious metals products subject to repurchase.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventories loaned under consignment arrangements to customers as of September 30, 2017 and June 30, 2017 totaled $7.8 million and $7.4 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventory at the lower of cost or market and totaled $215,000 and $40,000 as of September 30, 2017 and June 30, 2017, respectively.
Borrowed Precious Metals from Suppliers. Inventories include amounts borrowed from suppliers that arise from various arrangements including unallocated metal positions held by customers in the Company’s inventory, as well as amounts due to suppliers for the use of consigned inventory, and shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $15.0 million and $5.6 million as of September 30, 2017 and June 30, 2017, respectively.
Product Financing Arrangements. Inventories include amounts for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $124.9 million and $135.3 million as of September 30, 2017 and June 30, 2017, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.) As of September 30, 2017 and June 30, 2017, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(3.0) million and $(4.5) million, respectively.
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
The premium component, at market value, included in the inventories as of September 30, 2017 and June 30, 2017 totaled $4.1 million and $4.1 million, respectively.

7. PLANT, PROPERTY AND EQUIPMENT
Plant, property and equipment consists of the following at September 30, 2017 and June 30, 2017:

in thousands
	September 30, 2017	June 30, 2017
Office furniture, and fixtures	$1,984	$1,638
Computer equipment	712	462
Computer software	3,521	2,386
Plant equipment	2,034	1,979
Building	315	315
Leasehold improvements	2,789	2,571
Total depreciable assets	11,355	9,351
Less: accumulated depreciation	(4,258)	(3,885)
Property and equipment not placed in service	1,187	1,105
Land	36	36
Plant, property and equipment, net	$8,320	$6,607
Depreciation expense for the three months ended September 30, 2017 and 2016 was $374,000 and $225,000, respectively.
Pursuant to the Company's acquisition of Goldline (see Note 1) the Company recorded approximately $1.8 million of additional property and equipment, which represents the approximate fair value of these assets.
8. GOODWILL AND INTANGIBLE ASSETS
In connection with the acquisition of A-Mark by Former Parent on July 1, 2005, the accounts of the Company were adjusted using the push down basis of accounting to recognize the allocation of the consideration paid to the respective net assets acquired. In accordance with the push down basis of accounting, the Company's net assets were adjusted to their fair values as of the date of the acquisition based upon an independent appraisal.
Due to the Company's business combination with AMST that closed on August 31, 2016 the Company recorded an additional $2.5 million and $4.3 million of identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal. The Company’s investment in AMST has resulted in synergies between the acquired minting operation and the Company’s established distribution network by providing a more steady and reliable fabricated source of silver during times of market volatility. The Company considers that much of the acquired goodwill relates to the “ ready state” of AMST's established minting operation with existing quality processes, procedures and ability to scale production to meet market needs.
Due to the Company's acquisition of Goldline (see Note 1), the Company recorded $5.0 million and $1.5 million of additional identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal and represents their fair values at the acquisition date. The Company’s investment in Goldline is expected to create synergies between Goldline's direct marketing operation and the Company’s established distribution network, secured storage and lending operations that is expected to lead to increased product margin spreads, lower distribution and storage costs for Goldline, and a larger customer base for the Company's secured lending operations.

The carrying value of goodwill and other purchased intangibles as of September 30, 2017 and June 30, 2017 is as described below:

dollar amounts in thousands
		September 30, 2017			June 30, 2017
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Identifiable intangible Assets:
Existing customer relationships	5 - 15	8,849	(4,784)	4,065	6,447	(4,636)	1,811
Non-compete and other	3 - 5	2,300	(2,006)	294	2,000	(2,000)	—
Employment agreement	3	295	(198)	97	195	(195)	—
Intangibles subject to amortization		11,444	(6,988)	4,456	8,642	(6,831)	1,811
Trade Name	Indefinite	$4,454	$—	$4,454	$2,254	$—	$2,254
		$15,898	$(6,988)	$8,910	$10,896	$(6,831)	$4,065

Goodwill	Indefinite	$10,331	$—	$10,331	$8,881	$—	$8,881

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended September 30, 2017 and 2016 was $157,000 and $96,000, respectively. For the three months ended September 30, 2017 and 2016, the Company did not identify any impairments related to the Company's goodwill or intangible assets.
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2018 (9 months remaining)	$759
2019	1,012
2020	1,012
2021	621
2022	571
Thereafter	481
Total	$4,456

9.	LONG-TERM INVESTMENTS
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

in thousands
	September 30, 2017	June 30, 2017
Equity method investment	$7,524	$7,467
Cost method investment	500	500
	$8,024	$7,967
Equity Method Investment
The Company applies the equity method of accounting for its investment in which it has aggregate ownership interest of 20.2%. Under the equity method of accounting, the carrying value of the investment is adjusted for the Company's proportional share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported in other income (expense) on the condensed consolidated statements of income. The Company's proportionate share of the investee’s net income totaled $57,000 and $(14,000) for the three months ended September 30, 2017 and 2016, respectively.

Cost Method Investment
The Company applies the cost method to its investment in which its ownership percentage, based on the number of fully dilutive common shares outstanding, was 2.5% as of September 30, 2017 and June 30, 2017. As of September 30, 2017 and June 30, 2017, the aggregate carrying balance of this investment was $0.5 million.

10.	ACCOUNTS PAYABLE
Accounts payable consists of the following:

in thousands
	September 30, 2017	June 30, 2017
Trade payables to customers	$7,711	$277
Advances from customers	31,441	36,382
Liability on deferred revenue	4,805	3,777
Other accounts payable	1,703	1,511
	$45,660	$41,947

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
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
Commodity Price Management
The Company manages the value of certain assets and liabilities of its trading business, including trading inventories, by employing a variety of hedging strategies. These strategies include the management of exposure to changes in the market values of the Company's trading inventories through the purchase and sale of a variety of derivative instruments, such as, forwards and futures contracts.
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). Substantially all of these transactions are secured by the underlying metals positions. As such, the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of September 30, 2017 and June 30, 2017.

	September 30, 2017				June 30, 2017

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$3,259	$(514)	$—	$2,745	$1,625	$(694)	$—	$931
Option contracts	214	—	—	214	—	—	—	—
Future contracts	7,263	—	—	7,263	1,273	—	—	1,273
Forward contracts	10,104	—	—	10,104	15,754	(371)	—	15,383
	$20,840	$(514)	$—	$20,326	$18,652	$(1,065)	$—	$17,587
Nettable derivative liabilities:
Open sale and purchase commitments	$23,213	$(2,999)	$—	$20,214	$31,568	$(1,783)	$—	$29,785
Margin accounts	7,206	—	(3,629)	3,577	7,936	—	(3,139)	4,797
Liability of price protection programs	198	—	—	198
	$30,617	$(2,999)	$(3,629)	$23,989	$39,504	$(1,783)	$(3,139)	$34,582
Gains or Losses on Derivative Instruments
The Company records the derivative at the trade date with a corresponding unrealized gain (loss), shown as a component of cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. Upon settlement, the sales which are physically settled, are recognized at the gross amount in the consolidated statements of income. Realized gains and losses on contracts which are not physically settled are recognized at the net amount as component of cost of sales in the condensed consolidated statements of income.
Below is a summary of the net gains (losses) on derivative instruments for the three months ended September 30, 2017 and 2016.

in thousands
Three Months Ended September 30,	2017	2016
Gains (losses) on derivative instruments:
Unrealized losses on open future commodity and forward contracts and open sale and purchase commitments, net	$(12,257)	$(18,150)
Realized (losses) gains on future commodity contracts, net	(2,387)	14,259
	$(14,644)	$(3,891)

Summary of Hedging Activity
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of September 30, 2017 and at June 30, 2017.

in thousands
	September 30, 2017	June 30, 2017
Inventory	$311,584	$284,659
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(215)	(40)
Premium on metals position	(4,129)	(4,088)
Inventory value not hedged	(4,344)	(4,128)

Subtotal	307,240	280,531
Commitments at market:
Open inventory purchase commitments	567,595	587,687
Open inventory sales commitments	(97,564)	(121,602)
Margin sale commitments	(7,206)	(7,936)
In-transit inventory no longer subject to market risk	(3,085)	(3,931)
Unhedgable premiums on open commitment positions	500	495
Inventory borrowed from suppliers	(15,010)	(5,625)
Product financing arrangements	(124,864)	(135,343)
Advances on industrial metals	786	1,580
Inventory subject to price risk	628,392	595,856

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	465,861	462,231
Precious metals futures contracts at market values	161,819	133,450
Total market value of derivative financial instruments	627,680	595,681

Net inventory subject to commodity price risk	$712	$175
Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of September 30, 2017 and June 30, 2017, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	September 30, 2017	June 30, 2017
Purchase commitments	$567,595	$587,687
Sales commitments	(97,564)	(121,602)
Margin sales commitments	(7,206)	(7,936)
Open forward contracts	465,861	462,231
Open futures contracts	161,819	133,450
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are properly not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At September 30, 2017, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized losses on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $(101,000) and $(6,000) for the three months ended September 30, 2017 and 2016, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at September 30, 2017 was $3.0 million and $6.2 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2017 was $2.2 million and $2.2 million, respectively.
12.     INCOME TAXES
Income from operations before provision for income taxes is shown below:

in thousands
Three Months Ended September 30,	2017	2016
U.S.	$684	$2,984
Foreign	34	14
Income before provision for income taxes	$718	$2,998

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for (benefit from) income taxes for the three months ended September 30, 2017 and 2016 consists of the following:

in thousands

Three Months Ended September 30,	2017	2016
Federal	$252	$986
State and local	21	73
Foreign	1	—
Provision for income taxes	$274	$1,059

The effective tax rate for the three months ended September 30, 2017 and 2016 are set forth below:

in thousands
Three Months Ended September 30,	2017	2016
Effective tax rate	38.2%	35.5%

Tax Balances and Activity
Income Taxes Receivable and Payable
As of September 30, 2017 and June 30, 2017, income taxes receivable totaled $5.9 million and $0.0 million, respectively. As of September 30, 2017 and June 30, 2017, income taxes payable totaled $0.0 million and $1.4 million, respectively.
Deferred Tax Assets and Liabilities
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2017 and June 30, 2017, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.
As of September 30, 2017, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.2 million and a federal deferred tax liability of $1.9 million. As of June 30, 2017, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.4 million and a federal deferred tax asset of $2.5 million.
Net Operating Loss Carryforwards and Valuation Allowances
As of September 30, 2017 and June 30, 2017, the Company's state and city net operating loss carryforwards totaled approximately $12.5 million and $12.5 million, respectively. The Company's tax-effected net operating loss carryforwards totaled, as of September 30, 2017 and June 30, 2017, $0.7 million and $0.7 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2028. As of September 30, 2017 and June 30, 2017, the Company had $56,000 and $56,000, respectively, of valuation allowance for certain state and city net operating loss carryforwards, based on the Company's annual assessment of the realizability of its deferred tax assets.
Unrecognized Tax Benefits
The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. Below is a reconciliation of the net unrecognized tax benefits for the three months ended September 30, 2017:

in thousands
Three Months Ended September 30,	2017

Beginning balance	$197
Reductions due to lapse of statute of limitations	—
Additions as a result of tax positions taken during current period	—
Ending balance	$197

In addition to the $197,000 of accrued tax expense related to unrecognized tax positions, as shown in the table above, the Company accrued $103,000 of interest and $53,000 of penalties related to its uncertain tax positions. As of September 30, 2017, the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $353,000, and, if recognized, would reduce the Company's effective tax rate. For the three months ended September 30, 2017 and 2016, the Company recognized approximately $5,000 and $6,000 of interest expense, respectively.
Tax Examinations
Refer to Note 12 of the Notes to Consolidated Financial Statements in the 2017 Annual Report for information relating to open tax examinations; there have been no significant changes.
13. RELATED PARTY TRANSACTIONS
Sales and Purchases Made to Affiliated Companies
During the three months ended September 30, 2017 and 2016, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
Three Months Ended September 30,	2017		2016
	Sales	Purchases	Sales	Purchases
Former Parent	$4,432	$2,389	$6,668	$11,199
Equity method investee	81,971	358	129,076	89
SilverTowne	3,150	99	6,789	2,612
	$89,553	$2,846	$142,533	$13,900

Balances with Affiliated Companies or Persons
As of September 30, 2017 and June 30, 2017, the Company had related party receivables and payables balances as set forth below:

in thousands
	September 30, 2017				June 30, 2017
	Receivables		Payables		Receivables	Payables
Former Parent	$2,854	(1)	$—		$—	$27
Equity method investee	2,373	(2)	—		—	558
SilverTowne	—		851	(3)	—	1,768
Goldline Lenders	—		8,092	(4)	—	—
	$5,227		$8,943		—	$2,353

_________________________________
1) Balance includes a secured line of credit with a balance of $2.2 million.
2) Balance represents mostly open trade receivables.
3) Balance includes: (a) a short-term earn-out liability of $0.5 million (included as a component of the accrued liabilities balance), (b) a trade receivables of $0.3 million (shown as a component of receivables), and (c) a contingent earn-out liability of $0.5 million (shown as a component of other long-term liabilities).

4) Balance includes: the face value the Goldline Credit Facility ($7.5 million), the associated estimated debt funding fees payable ($0.5 million) and accrued interest ($0.1 million). The Goldline Credit facility and the debt funding fee is payable in August 2020.

Secured Loans Made to an Affiliated Company
On September 29, 2017, CFC entered into a loan agreement with Former Parent providing a secured line of credit, bearing interest at a competitive rate per annum. The loan is secured by numismatic and semi-numismatic products. As of September 30, 2017 and June 30, 2017, the aggregate carrying value of this loan was $2.2 million and $0.0 million, respectively, and is shown on the condensed consolidated balance sheets as a component of secured loans receivable (see Note 5).
Note payable to SilverTowne
On August 31, 2016, the Company signed a $500,000 promissory note with SilverTowne that was payable in one year related to our acquisition of AMST. This note was paid in full in August 2017.
Long Term Debt Obligations with Goldline Lenders
As of September 30, 2017, the carrying value of the long term debt obligation payable to Goldline Lenders totaled $6,818,000, and is shown in the condensed consolidated balance sheets as debt obligations (related party). The face value of this debt obligation is $7,500,000 and the related unamortized loan funding fee, a contra-liability, totaled $682,000 as of September 30, 2017 (see Note 14). The estimated loan funding fee payable to Goldline Lenders as of September 30, 2017 totaled $534,000 and is shown on the condensed consolidated balance sheets as component of other long-term liabilities.
Activity with Affiliated Companies or Persons
Interest Income Earned from Affiliated Companies
During the three months ended September 30, 2017 and 2016, the Company earned interest income related to loans made to Former Parent and related to financing products sold to affiliated companies, as set forth below:

in thousands
Three Months Ended September 30,	2017	2016
Interest income from secured loan receivables	$2	$10
Interest income from finance products	544	668
	$546	$678

Interest Expense Incurred Related to Notes Payable and Long-Term Debt Obligation
During the three months ended September 30, 2017 and 2016, the Company incurred interest related to notes payable due to SilverTowne and a long-term debt payable to the Goldline Lenders, as set forth below:

in thousands
Three Months Ended September 30,	2017	2016
Interest expense incurred related to notes payable	$2	$10
Interest expense incurred related to long-term debt obligation	73	—
	$75	$10

Other Income Earned from Equity Method Investee
During the three months ended September 30, 2017 and 2016, the Company recorded its proportional share of its equity method investee's net income (loss) as other income (expense) that total $57,000 and $(14,000), respectively. As of September 30, 2017 and June 30, 2017, the carrying balance of the equity method investment was $7.5 million and $7.5 million, respectively.

14.	FINANCING AGREEMENTS
Lines of Credit
The Company has an uncommitted demand revolving credit facility ("Trading Credit Facility”) provided to the Company by a syndicate of financial institutions, with Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent and Natixis, New York Branch acting as syndication agent.  The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis.  Currently, the Trading Credit Facility provides the Company with access up to $275.0 million, featuring a $225.0 million base with a $50.0 million accordion option, and is scheduled to mature on March 31, 2018. As of September 30, 2017, the Company incurred $1.9 million of loan costs in connection with the Trading Credit Facility, which was capitalized and is being amortized over the term of the Trading Credit Facility. As of September 30, 2017 and June 30, 2017, the remaining unamortized balance was approximately $0.6 million and $0.1 million, respectively.
The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 1.23% and 1.17% as of September 30, 2017 and June 30, 2017, respectively. Borrowings are due on demand and totaled $219.0 million and $180.0 million at September 30, 2017 and at June 30, 2017, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $30.0 million and $45.6 million as determined on the Friday before September 30, 2017 and on Friday, June 30, 2017, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of September 30, 2017 the minimum tangible net worth financial covenant under the Trading Credit Facility was $47.5 million, as retroactively adjusted per a Trading Credit Facility amendment (see Note 19). The Company is in compliance with all restrictive financial covenants as of September 30, 2017.
Interest expense related to the Company’s lines of credit totaled $1.7 million and $1.5 million, which represents 63.5% and 65.0% of the total interest expense recognized, for the three months ended September 30, 2017 and 2016, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.75% and 2.98%, respectively, for the three months ended September 30, 2017 and 2016.
Debt Obligation
On August 28, 2017, in connection with the closing of the Goldline acquisition (see Note 1), Goldline, then known as Goldline Acquisition Corp., entered into a privately placed credit facility in the amount of $7.5 million (the “Goldline Credit Facility”) with various lenders (the "Goldline Lenders"). Borrowings under the Goldline Credit Facility were used to finance a portion of the consideration payable pursuant to the Goldline acquisition.
The Goldline Credit Facility is secured by a first priority lien on substantially all of the assets of Goldline , and is guaranteed by the Company. Interest on the Goldline Credit Facility is payable quarterly in arrears at the rate of 8.5% per annum, and the Goldline Lenders under the Goldline Credit Facility are entitled to an additional funding fee payment at maturity equal to the greater of 3% of the principal amount of the Goldline Credit Facility and 10% of cumulative EBITDA (for the periods ending June 30, 2018, 2019 and 2020) of Goldline in excess of $10 million, on a pro rata basis. The Goldline Credit Facility has a three-year maturity, and all outstanding principal and unpaid interest is due upon maturity (August 28, 2020).

In connection with the Goldline Credit Facility, the Company incurred $0.2 million of loan funding costs and accrued $0.5 million of loan funding fees that are due to the Goldline Lenders at maturity date. These loan funding fee were capitalized and are being amortized over the term of the Goldline Credit Facility. As of September 30, 2017, the carrying balance of the Goldline Credit facility was $6.8 million, and the remaining unamortized loan cost balance was approximately $0.7 million, which is amortized ratably through the maturity date. As of September 30, 2017, the balance of the loan fee payable was $0.5 million, of which $0.3 million was estimated based on discounted cash flow model of Goldline's projected results.
Interest expense related to the Goldline Credit Facility (including the amortization of debt loan costs) totaled $79,000 which represents 2.9% of the total interest expense recognized, for the three months ended September 30, 2017. The Goldline Credit Facility's weighted average effective interest rate was 9.38% for the three months ended September 30, 2017.
The obligations of Goldline and the Company pursuant to the documentation governing the Goldline Credit Facility are subordinated to the Company’s obligations under the Uncommitted Credit Agreement, dated as of March 31, 2016, as amended (see Lines of Credit, above in Note 14), among the Company, Coöperatieve Rabobank U.A. New York Branch, as administrative agent, and the Goldline Lenders named therein (the “Uncommitted Credit Agreement”) including, among other subordination terms, that the Goldline Lenders will be permitted to collect regularly scheduled payments of principal and interest, provided that no event of default is continuing under the Uncommitted Credit Agreement and the Company is in pro forma compliance with the financial covenants pursuant to the Uncommitted Credit Agreement.
Goldline Lenders
The following table shows the directors, executive officer and principal stockholder that participated in the Goldline Credit Facility transaction, and provides related information:

Goldline Lenders	Position/Relationship		Amount of Company Indebtedness Acquired (1)

Gregory N. Roberts	Chief Executive Officer, Director and principal stockholder	(2)	$587,500	(2)
William D. Richardson	Principal stockholder	(3)	587,500	(3)
Jeffrey D. Benjamin	Chairman of the Board and Director		1,000,000
Ellis Landau	Director		375,000
William Montgomery	Director		1,500,000
Jess Ravich	Director		500,000	(4)
			4,550,000
7 other persons	Non-affiliated members		2,950,000
			$7,500,000

_________________________________

(1)	The amount shown is expected to remain outstanding throughout the term of the Goldline Credit Facility, with repayment due in August 2020.

(2)
Silver Bow Ventures LLC (“Silver Bow”) is the Lender. Mr. Roberts holds 50% of the ownership interests in and controls Silver Bow. Accordingly, the amount of indebtedness shown, and the interest amounts potentially payable on such indebtedness shown, represent 50% of the aggregate amounts of indebtedness held by and potential interest payable to Silver Bow.

(3)
Silver Bow Ventures LLC (“Silver Bow”) is the Lender. Mr. Richardson holds 50% of the ownership interests in and controls Silver Bow. Accordingly, the amount of indebtedness shown, and the interest amounts potentially payable on such indebtedness shown, represent 50% of the aggregate amounts of indebtedness held by and potential interest payable to Silver Bow.

(4)	Libra Securities Holdings, LLC is the Lender. Mr. Ravich and a trust for his family members holds 100% of the ownership interests and controls Libra Securities Holdings, LLC.
Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements with our suppliers. Amounts under these arrangements require delivery either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $15.0 million and $5.6 million as of September 30, 2017 and June 30, 2017, respectively, with the corresponding liability on borrowed metals reflected on the condensed consolidated balance sheets.
Product Financing Arrangements
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at an agreed-upon price based on the spot price with these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $124.9 million and $135.3 million as of September 30, 2017 and June 30, 2017, respectively.

15. COMMITMENTS AND CONTINGENCIES
Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2017 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments. Other that the following items, the Company is not aware of any material changes to commitments as summarized the 2017 Annual Report. In connection with the Goldline acquisition (see Note 1):

•
the Company has guaranteed all of the obligations of Goldline under the Goldline Credit Facility (this guarantee is unconditional and constitutes a guarantee of payment and not merely of collection) (see Note 14);

•
the Company leases approximately 19,700 square feet of office space in Los Angeles, California at a cost of $2.45 per square foot per month. The term of the lease is 7.0 years with annual base rent increases of 3%. The term of this lease expires on February 28, 2022 and the Company has the option to renew the lease term for an additional five years at the then current market rate. The lease requires the payment of related property taxes, insurance, maintenance and other cost related to the leased property;

•
the Company provided the landlord of the office space in Los Angeles, California a standby letter of credit for $500,000 in value in lieu of of a security deposit. This letter of credit is renewed annually and reduces each lease anniversary date as provided in the lease agreement; and

•
approximately 80 employees of Goldline were eligible to roll over funds from Goldline's 401(k) plan into A-Mark's 401(k) plan at the Closing Date. Goldline employees are eligible to make payroll contributions in A-Mark's 401(k) plan beginning on November 1, 2017. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributes 30% of the eligible employees' contributions to the IRS maximum annual contribution.

16.	STOCKHOLDERS’ EQUITY
Payment of Dividends
    In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of quarterly dividends. The table below summarizes the eight most recent quarterly dividends declared pursuant to this policy:

Dividend Declaration Date	Record Date (at close of Business)	Type of Dividend	Basis of Payment		Payment Date

October 30, 2015	November 13, 2015	Cash	$0.05	per common share	November 25, 2015
February 2, 2016	February 15, 2016	Cash	$0.07	per common share	February 29, 2016
April 29, 2016	May 13, 2016	Cash	$0.07	per common share	May 27, 2016
September 7, 2016	September 19, 2016	Cash	$0.07	per common share	October 7, 2016
November 1, 2016	November 14, 2016	Cash	$0.07	per common share	December 1, 2016
January 26, 2017	February 8, 2017	Cash	$0.08	per common share	February 24, 2017
May 2, 2017	May 15, 2017	Cash	$0.08	per common share	May 25, 2017
August 30, 2017	September 18, 2017	Cash	$0.08	per common share	September 27, 2017

Effective November 13, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per common share to stockholders of record at the close of business on November 24, 2017, which is scheduled to be paid on or about December 13, 2017.

2014 Stock Award and Incentive Plan
Prior to the Distribution, the Company’s Board of Directors ("Board") adopted and the Company's then sole stockholder approved the 2014 Stock Award and Incentive Plan, which was approved by the Company's stockholders in February 2015. On November 2, 2017, the Company's stockholders approved the amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan"), to (i) increase the available shares authorized for issuance under the plan by 525,000 shares, (ii) extend the term of the 2014 Plan until 2027, an additional five years, and (iii) eliminate provisions that add back to the share reserve shares surrendered or withheld to pay the exercise price of an option or withheld to cover tax withholding obligations for any type of award, and shares as to which a stock appreciation right is exercised that exceed the number of shares actually delivered.
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
As of September 30, 2017, 79,345 shares were available for grant under the 2014 Plan.
Valuation and Significant Assumptions of Equity Awards Issued
The Company uses the Black-Scholes option pricing model, which uses various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates.
Stock Options
During the three months ended September 30, 2017 and 2016, the Company incurred $436,407 and $191,460 of compensation expense related to stock options, respectively. As of September 30, 2017, there was total remaining compensation expense of $2.2 million related to employee stock options, which will be recorded over a weighted average period of approximately 2.3 years.
The following table summarizes the stock option activity for the three months ended September 30, 2017.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2017	741,327	$17.89	$1,514	$6.19
Granted	85,705	$17.49
Cancellations, expirations and forfeitures	(1,250)	$20.48
Outstanding at September 30, 2017	825,782	$17.85	$1,543	$6.08

Exercisable at September 30, 2017	372,376	$14.87	$1,340	$6.03

Following is a summary of the status of stock options outstanding at September 30, 2017:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	5.10	$8.39	110,267	5.11	$8.40
10.01	15.00	98,888	5.03	$11.94	97,888	5.01	$11.96
15.01	25.00	492,655	8.91	$20.06	139,221	8.84	20.13
25.01	60.00	100,000	8.39	$25.50	25,000	8.39	25.50
		825,782	7.76	$17.85	372,376	6.70	$14.87
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
17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the three months ended September 30, 2017 and 2016 are presented on a comparative basis in the table below:

in thousands
Three Months Ended September 30,	2017		2016
	Amount	Percent	Amount	Percent
Total revenue	$2,163,790	100.0%	$1,805,653	100.0%
Customer concentrations
HSBC Bank USA	$511,264	23.6%	$506,787	28.1%
Morgan Stanley, LLC	260,786	12.1	16,645	0.9
Mitsubishi Intl. Corp.	537,113	24.8	203,893	11.3
	$1,309,163	60.5%	$727,325	40.3%

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

18.	SEGMENTS AND GEOGRAPHIC INFORMATION
The Company evaluates segment reporting in accordance with FASB ASC 280, Segment Reporting, each reporting period, including evaluating the organizational structure the reporting package reviewed by the Chief Operation Decision Maker (“CODM”). The Company has concluded the Chief Executive Officer and the President collectively act as the CODM. The Company's operations are organized under two business segments — Wholesale Trading & Ancillary Services and Direct Sales.
Our Direct Sales segment was created on August 28, 2017 as a result of our recent acquisition (see Note 1), and thus comparative prior period data is not available ("N/A").
Revenue

in thousands
Three Months Ended September 30,	2017		2016
Revenue by segment
Wholesale Trading & Ancillary Services	$2,153,420		$1,805,653
Direct Sales	10,370	(1)	N/A
Total revenue	$2,163,790		$1,805,653

_________________________________
(1) Includes $6.9 million of inter-company sales from the direct sales segment to the wholesale & ancillary services segment.

in thousands
Three Months Ended September 30,	2017	2016
Revenue by geographic region (as determined by the shipping address or where the services were preformed):
United States	$2,051,921	$1,710,079
Europe	54,358	47,020
North America, excluding United States	54,878	44,803
Asia Pacific	1,352	2,535
Australia	1,281	1,216
Total revenue	$2,163,790	$1,805,653

Gross Profit and Gross Margin Percentage

in thousands
Three Months Ended September 30,	2017	2016
Gross profit by segment
Wholesale trading & ancillary services	$5,645	$8,064
Direct sales	1,661	N/A
Total gross profit	$7,306	$8,064
Gross margin percentage by segment
Wholesale trading & ancillary services	0.262%	0.447%
Direct sales	16.017%	N/A
Weighted average gross margin percentage	0.338%	0.447%

Operating Expenses and Income

in thousands
Three Months Ended September 30,	2017	2016
Operating income and expenses by segment
Wholesale trading & ancillary services
General and administrative expenses	$(5,793)	$(5,664)
Interest income	$3,161	$2,884
Interest expense	$(2,654)	$(2,241)
Other expense	$(40)	$(45)

Direct sales
General and administrative expenses	$(1,183)	N/A
Interest expense	$(79)	N/A
Depreciation and Amortization

in thousands
Three Months Ended September 30,	2017	2016
Depreciation and amortization by segment
Wholesale trading & ancillary services	$(391)	$(321)
Direct sales	(138)	N/A
Total depreciation and amortization	$(529)	$(321)
Advertising expense

in thousands
Three Months Ended September 30,	2017	2016
Advertising expense by segment
Wholesale trading & ancillary services	$(112)	$(167)
Direct sales	(405)	N/A
Total advertising expense	$(517)	$(167)
Inventory

in thousands
	September 30, 2017	June 30, 2017
Inventories by segment
Wholesale trading & ancillary services	$305,782	$284,659
Direct sales	5,802	N/A
Total inventories	$311,584	$284,659

in thousands
	September 30, 2017	June 30, 2017
Inventories by geographic region
United States	$300,863	$276,809
Europe	2,943	3,154
North America, excluding United States	7,262	4,310
Asia	516	386
Total inventories	$311,584	$284,659
Assets

in thousands
	September 30, 2017	June 30, 2017
Assets by segment
Wholesale trading & ancillary services	$492,205	$478,500
Direct sales	24,335	N/A
Total assets	$516,540	$478,500

in thousands
	September 30, 2017	June 30, 2017
Assets by geographic region
United States	$503,246	$469,114
Europe	5,516	4,690
North America, excluding United States	7,262	4,310
Asia	516	386
Total assets	$516,540	$478,500
Long-term Assets

in thousands
	September 30, 2017	June 30, 2017
Long-term assets by segment
Wholesale trading & ancillary services	$28,556	$31,479
Direct sales	8,205	N/A
Total long-term assets	$36,761	$31,479

in thousands
	September 30, 2017	June 30, 2017
Long-term assets by geographic region
United States	$36,706	$31,423
Europe	55	56
Total long-term assets	$36,761	$31,479
Goodwill

in thousands
	September 30, 2017	June 30, 2017
Goodwill by segment
Wholesale trading & ancillary services	$8,881	$8,881
Direct sales	1,450	N/A
Total goodwill	$10,331	$8,881

19.	SUBSEQUENT EVENTS
Dividend Declaration
Effective November 13, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per common share to stockholders of record at the close of business on November 24, 2017, which is scheduled to be paid on or about December 13, 2017.
Amendment to Trading Credit Facility
Effective November 13, 2017, the Company entered into an amendment to its Trading Credit Facility (the "Eighth Amendment"). The Eighth Amendment had the effect of, among other things, (a) eliminating the restrictive covenant that limited annual dividend payments to 35% of consolidated net income, and (b) increasing the minimum tangible net worth requirement from $38.9 million to $47.5 million. The new minimum tangible net worth requirement is effective retroactive to September 30, 2017.
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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the respective years. Included in our analysis is a discussion of five performance metrics: (i) ounces of gold sold, (ii) ounces of silver sold, (iii) wholesale trading ticket volume, (iv) direct sales ticket volume, (v) inventory turnover ratio and (vi) number of secured loans at period-end.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of September 30, 2017. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
EXECUTIVE OVERVIEW
Our Business
We conduct our operations in two reportable segments: (1) Wholesale Trading & Ancillary Services, and (2) Direct Sales.
Wholesale Trading & Ancillary Services Segment
The Wholesale Trading & Ancilliary Services segment operates as a full-service precious metals trading company. We offer gold, silver, platinum and palladium in the form of bars, plates, powder, wafers, grain, ingots and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 200 coin and bar products in a variety of weights, shapes and sizes for distribution to dealers and other qualified purchasers. We have trading centers in El Segundo, California and Vienna, Austria for buying and selling precious metals. In addition to wholesale trading activity, A-Mark offers its customers a variety of services, including financing, storage, consignment, logistics and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver and platinum coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.
Through our wholly-owned subsidiary Collateral Finance Corporation, referred to as CFC, a licensed California Finance Lender, we offer loans collateralized by numismatic and semi-numismatic coins and bullion to coin and precious metal dealers, investors and collectors. Through our wholly-owned subsidiary Transcontinental Depository Services, referred to as TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors and collectors around the world. TDS started doing business in 2012. Our financing business generates interest income that is not classified as revenues. If interest income generated by the financing business were classified as revenues, it would represent less than 1% of our total revenues for each of the periods presented. Our storage business generated less than 1% of total revenues for each of the periods presented.
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

In August 2016, the Company formed AMST, a joint venture with SilverTowne, L.P., referred to as SilverTowne, an Indiana-based producer of minted silver. The Company and SilverTowne, L.P. own 55% and 45%, respectively, of AMST. AMST acquired the entire minting operations (referred to as SilverTowne Mint) of SilverTowne, L.P., with the goal of providing greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments, which have historically resulted in higher demand for precious metals products.
Direct Sales Segment
The Company's wholly-owned subsidiary, Goldline, Inc. ("Goldline"), is a direct retailer of precious metals to the investor community. Goldline markets its precious metal products primarily on radio, internet and television. Goldline sells gold and silver bullion in the form of coins, and bars, as well as numismatic coins. We entered into the Direct Sales segment through our acquisition of substantially all of the net assets of Goldline, LLC ("Goldline, LLC" or the "Seller"), effective August 28, 2017. (See Note 1.)
Goldline, LLC has been a leading direct retailer of precious metals to the metals community and has experienced a history of profitability that goes back 20 years. Its direct-to-customer model places a strong emphasis on providing exemplary customer service, allowing that company the ability to achieve higher margins and a broader array of service options than many of its competitors.
In recent years, Goldline, LLC’s revenues and gross profits declined, and the Seller experienced losses after December 31, 2016. The Company believes that this decline in performance was attributable to a number of factors, including the entrance of new competition (e.g., internet retailers), shifting behaviors of its key customer base in light of the change in political environment, and capital resource limitations. As a result, during the eight months prior to the acquisition by the Company, the Seller scaled back its business significantly, including by effecting a reduction in force.
The decline in performance and other conditions allowed A-Mark the opportunity to acquire the net assets of Goldline, LLC at a favorable price as compared to the assets reflected on the balance sheet of the Seller at December 31, 2016.
Going forward, the Company intends to leverage Goldline’s depth of experience in the industry, and to vertically integrate its wholesale operations with Goldline’s retail business. Among the synergies the Company hopes to realize include the integration and cross-selling of our financing, fulfillment and storage operations between the two segments.
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
The Company also sells precious metals on forward contracts at a fixed price based on current prevailing precious metal spot prices with a certain delivery date in the future (up to six months from date of the forward contract.) Typically, these forward contracts are net settled against our other positions or are settled in cash, whereby no physical product is delivered. Sales on forward contracts can be a substantial portion of revenues in any given period. We enter into these forward contacts as part of our hedging strategy to mitigate our price risk of holding inventory; they are not entered into for speculative purposes.
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
Interest Income. The Company enters into secured loans and secured financing structures with its customers under which it charges interest. Through its wholly owned subsidiary, CFC, the Company also enters into loans secured by precious metals and numismatic material owned by the borrowers and held by the Company for the term of the loan. The Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products.
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
Another measure of our business volume, unaffected by changes in commodity pricing, is wholesale trading ticket volume and direct sales ticket volume, which is the total number orders processed by our trading desks in El Segundo, California and Vienna, Austria. In periods of higher volatility, there is generally increased trading in the commodity markets, and increased demand for our products, which translates into higher business volume.
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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended September 30, 2017 and 2016

Condensed Consolidated Results of Operations
The operating results of our business for the three months ended September 30, 2017 and 2016 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended September 30,		2017		2016		$	%
		$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues		$2,163,790	100.000%	$1,805,653	100.000%	$358,137	19.8%
Gross profit		7,306	0.338%	8,064	0.447%	$(758)	(9.4)%
Selling, general and administrative expenses		(6,976)	(0.322)%	(5,664)	(0.314)%	$1,312	23.2%
Interest income		3,161	0.146%	2,884	0.160%	$277	9.6%
Interest expense		(2,733)	(0.126)%	(2,241)	(0.124)%	$492	22.0%
Other income (expense)		61	0.003%	(39)	(0.002)%	$100	(256.4)%
Unrealized gain on foreign exchange		(101)	(0.005)%	(6)	—%	$(95)	NM
Net income before provision for income taxes		718	0.033%	2,998	0.166%	$(2,280)	(76.1)%
Provision for income taxes		(274)	(0.013)%	(1,059)	(0.059)%	$(785)	(74.1)%
Net income		444	0.021%	1,939	0.107%	$(1,495)	(77.1)%
Add:	Net loss attributable to non-controlling interest	(34)	(0.002)%	(11)	(0.001)%	$23	NM
Net income attributable to the Company		$478	0.022%	$1,950	0.108%	$(1,472)	(75.5)%

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic		$0.07		$0.28		$(0.21)	(75.0)%
Diluted		$0.07		$0.27		$(0.20)	(74.1)%

Performance Metrics:
Gold ounces sold(1)		332,000		530,000		(198,000)	(37.4)%
Silver ounces sold(2)		14,531,000		21,775,000		(7,244,000)	(33.3)%
Inventory turnover ratio(3)		7.2		6.6		0.6	9.1%
Number of secured loans at period end(4)		2,454		1,667		787	47.2%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the three-month period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the three-month period, excluding ounces of silver recorded on forward contracts.

(3)	Inventory turnover ratio is the cost of sales divided by average inventory.

(4)	Number of outstanding secured loans to customers at the end of the period.

Revenues

Three Months Ended September 30,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$2,163,790	100.000%	$1,805,653	100.000%	$358,137	19.8%
Performance Metrics
Gold ounces sold	332,000		530,000		(198,000)	(37.4)%
Silver ounces sold	14,531,000		21,775,000		(7,244,000)	(33.3)%

Revenues for the three months ended September 30, 2017 increased $358.1 million, or 19.8%, to $2.164 billion from $1.806 billion in 2016. Our revenues increased primarily due to higher forward sales, partially offset by a decrease in the total amount of gold and silver prices and ounces sold. Forward sales were up significantly in this quarter as the Company closed out its forward contacts and shifted more hedging activities into future contracts.
Gold ounces sold for the three months ended September 30, 2017 decreased 198,000 ounces, or 37.4%, to 332,000 ounces from 530,000 ounces in 2016. Silver ounces sold for the three months ended September 30, 2017 decreased 7,244,000 ounces, or 33.3%, to 14,531,000 ounces from 21,775,000 ounces in 2016. On average, the prices for gold decreased by 4.5% and prices for silver decreased by 12.8% during the three months ended September 30, 2017 as compared to 2016.

Gross Profit

Three Months Ended September 30,	2017		2016		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$7,306	0.338%	$8,064	0.447%	$(758)	(9.4)%
Performance Metric
Inventory turnover ratio	7.2		6.6		0.6	9.1%

Gross profit for the three months ended September 30, 2017 decreased by $0.8 million, or 9.4%, to $7.3 million from $8.1 million in 2016. The Company’s profit margin percentage decreased by 24.4% to 0.338% from 0.447% in 2016. The Company’s profit margin decrease was primarily due to subdued market conditions that continued into this quarter and was primary driven by lower volumes and trading profits, offset by gross profits of our new acquired Goldline subsidiary. The drop in gross profit percentage was predominately the results of higher forward contracts, which increase revenues but have negligible impact on the gross margin. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
Our inventory turnover rate for the three months ended September 30, 2017 increased by 9.1%, to 7.2 from 6.6 in 2016. The increase in our inventory turnover rate was primarily due to a lower volume of activity in our product financing arrangements and repurchase arrangements with customers (under these arrangements the Company carries inventory on its balance sheet for longer periods than inventory currently available for sale).
Selling, General and Administrative Expense

Three Months Ended September 30,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(6,976)	(0.322)%	$(5,664)	(0.314)%	$1,312	23.2%

Selling, general and administrative expenses for the three months ended September 30, 2017 increased $1.3 million, or 23.2%, to $7.0 million from $5.7 million in 2016. The change was primarily due to new selling, general and administrative expense of the new Goldline subsidiary of $1.1 million, $0.3 million related to our SilverTowne minting operation, $0.3 million of stock compensation expense, partially offset by $0.6 of reduced incentive compensation.

Interest Income

Three Months Ended September 30,	2017		2016		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$3,161	0.146%	$2,884	0.160%	$277	9.6%
Performance Metric
Number of secured loans at period-end	2,454		1,667		787	47.2%

Interest income for the three months ended September 30, 2017 increased $0.3 million, or 9.6%, to $3.2 million from $2.9 million in 2016. Interest income from our secured loan portfolio increased by $0.4 million or by 21.2% in comparison to the same year-ago period. This increase was primarily due to increases in interest rate and aggregate value of the secured loan portfolio. The number of secured loans outstanding increased by 47.2% to 2,454 from 1,667 in 2016. The aggregate increase in interest income was offset by finance products, which was primarily driven by repurchase agreement with customers. Our finance fees earned related to repurchase arrangements with customers decreased by 7.2% or by $0.1 million in comparison to the same year-ago period.
Interest Expense

Three Months Ended September 30,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(2,733)	(0.126)%	$(2,241)	(0.124)%	$492	22.0%

Interest expense for the three months ended September 30, 2017 increased $0.5 million, or 22.0% to $2.7 million from $2.2 million in 2016. The increase was related primarily to a significantly greater usage of our lines of credit, as a result from continued growth in the business, new related-party debt financing agreement associated with our acquisition of Goldline, holding higher average inventory levels primarily related to product financing arrangements, amortization costs related to loan fees related to extension of the line of credit and debt agreement, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases. In comparison to the same year-ago period, interest expense increased by $0.3 million or by 19.3% related to our Trading Credit Facility, by $0.1 million related to our Goldline Credit Facility, and by $0.1 million or 57.9% related to product financing agreements (or "reverse-repurchase arrangements").
We believe the interest rates charged on borrowings under our Trading Credit Facility (LIBOR plus a 2.5% margin) are consistent with current market interest rates for first lien demand loans secured by inventory and receivables. We believe the interest rates charged (8.5%) on borrowings under our Goldline Credit Facility are consistent with current market interest rates for first lien demand loans that are secured by Goldline's assets that are subordinated to the Company’s obligations under Trading Credit Facililty.
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

Three Months Ended September 30,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(274)	(0.013)%	$(1,059)	(0.059)%	$(785)	(74.1)%

Our provision for income taxes was $0.3 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rate was approximately 38.2% and 35.5% for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of the federal benefit) and the exclusion of profits related to the Company's minority interest in the SilverTowne Mint.

Segment Results of Operations
Wholesale Trading & Ancillary Services Segment Results of Operations
Overview of Results of Operations for the Three Months Ended September 30, 2017 and 2016
The operating results of our wholesale trading & ancillary services segment for the three months ended September 30, 2017 and 2016 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2017		2016		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$2,153,420	100.000%	$1,805,653	100.000%	$347,767	19.3%
Gross profit	5,645	0.262%	8,064	0.447%	$(2,419)	(30.0)%
Selling, general and administrative expenses	(5,793)	(0.269)%	(5,664)	(0.314)%	$129	2.3%
Interest income	3,161	0.147%	2,884	0.160%	$277	9.6%
Interest expense	(2,654)	(0.123)%	(2,241)	(0.124)%	$413	18.4%
Other income	61	0.003%	(39)	(0.002)%	$100	(256.4)%
Unrealized gain on foreign exchange	(101)	(0.005)%	(6)	—%	$(95)	NM
Net income before provision for income taxes	$319	0.015%	$2,998	0.166%	$(2,679)	(89.4)%

Performance Metrics:
Gold ounces sold(1)	330,000		530,000		(200,000)	(37.7)%
Silver ounces sold(2)	14,511,000		21,775,000		(7,264,000)	(33.4)%
Wholesale Trading ticket volume(3)	29,883		22,031		7,852	35.6%
Number of secured loans at period end(4)	2,454		1,667		787	47.2%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the three-month period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the three-month period, excluding ounces of silver recorded on forward contracts.

(3)
Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo, California and Vienna, Austria, for the wholesale trading & ancillary services segment.

Revenues — Wholesale Trading & Ancillary Services

Three Months Ended September 30,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$2,153,420	100.000%	$1,805,653	100.000%	$347,767	19.3%
Performance Metrics
Gold ounces sold	330,000		530,000		(200,000)	(37.7)%
Silver ounces sold	14,511,000		21,775,000		(7,264,000)	(33.4)%

Revenues for the three months ended September 30, 2017 increased $347.8 million, or 19.3%, to $2,153.4 million from $1,805.7 million in 2016. Our revenues increased primarily due to to higher forward sales, partially offset by a decrease in the total amount of gold and silver prices and ounces sold. Forward sales were up significantly in this quarter as the Company closed out its forward contacts and shifted more hedging activities into future contracts.

Gold ounces sold for the three months ended September 30, 2017 decreased 200,000 ounces, or 37.7%, to 330,000 ounces from 530,000 ounces in 2016. Silver ounces sold for the three months ended September 30, 2017 decreased 7,264,000 ounces, or 33.4%, to 14,511,000 ounces from 21,775,000 ounces in 2016. On average, the prices for gold decreased by 4.5% and prices for silver decreased by 12.8% during the three months ended September 30, 2017 as compared to 2016.

Gross Profit — Wholesale Trading & Ancillary Services

Three Months Ended September 30,	2017		2016		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$5,645	0.262%	$8,064	0.447%	$(2,419)	(30.0)%
Performance Metric
Wholesale trading ticket volume	29,883		22,031		7,852	35.6%

Gross profit for the three months ended September 30, 2017 decreased by $2.4 million, or 30.0%, to $5.6 million from $8,064,000 in 2016. The Company’s profit margin percentage decreased by 41.3% to 0.262% from 0.447% in 2016. The Company’s profit margin decrease was primarily due to subdued market conditions that continued into this quarter and was primary driven by lower volumes and trading profits. The drop in gross profit percentage was predominately the results of higher forward contracts, which increase revenues but have negligible impact on the gross margin. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
The wholesale trading ticket volume for the three months ended September 30, 2017 increased by 7,852 tickets, or 35.6%, to 29,883 tickets from 22,031 tickets in 2016. The increase in our trading ticket volume was primarily the result of an increase in customer usage of our online portal. Generally, the quantity-size (i.e., ounces) of customer orders placed through the portal is less than the quantity size of orders processed through our trading desk.
Selling, General and Administrative Expenses — Wholesale Trading & Ancillary Services

Three Months Ended September 30,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(5,793)	(0.269)%	$(5,664)	(0.314)%	$129	2.3%

Selling, general and administrative expenses for the three months ended September 30, 2017 increased $0.1 million, or 2.3%, to $5.8 million from $5.7 million in 2016. The change was primarily due $0.3 million related to our SilverTowne minting operation, $0.3 million of stock compensation expense, partially offset by $0.6 million of reduced incentive compensation.
Interest Income — Wholesale Trading & Ancillary Services

Three Months Ended September 30,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$3,161	0.147%	$2,884	0.160%	$277	9.6%
Performance Metric
Number of secured loans at period-end	2,454		1,667		787	47.2%

Interest income for the three months ended September 30, 2017 increased $0.3 million, or 9.6%, to $3.2 million from $2.9 million in 2016. Interest income from our secured loan portfolio increased by $0.4 million or by 21.2% in comparison to the same year-ago period. This increase was primarily due to increases in interest rate and aggregate value of the secured loan portfolio. The number of secured loans outstanding increased by 47.2% to 2,454 from 1,667 in 2016. The aggregate increase in interest income was offset by finance products, which was primarily driven by repurchase agreement with customers. Our finance fees earned related to repurchase arrangements with customers decreased by 7.2% or by $0.1 million in comparison to the same year-ago period.

Interest Expense — Wholesale Trading & Ancillary Services

Three Months Ended September 30,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(2,654)	(0.123)%	$(2,241)	(0.124)%	$413	18.4%

Interest expense for the three months ended September 30, 2017 increased $0.4 million, or 18.4% to $2.7 million from $2.2 million in 2016. The increase was related primarily to a significantly greater usage of our lines of credit, as a result from continued growth in the business, new related-party debt financing agreement associated with our acquisition of Goldline, holding higher average inventory levels primarily related to product financing arrangements, amortization costs related to loan fees related to extension of the line of credit and debt agreement, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases. In comparison to the same year-ago period, interest expense increased by $0.3 million or by 19.3% related to our Trading Credit Facility , and by $0.1 million or 57.9% related to product financing agreements (or "reverse-repurchase arrangements").
We believe the interest rates charged on borrowings under our Trading Credit Facility (LIBOR plus a 2.5% margin) are consistent with current market interest rates for first lien demand loans secured by inventory and receivables.
Direct Sales Segment Results of Operations
Overview of Results of Operations for the Three Months Ended September 30, 2017 and 2016
The direct sales segment was created on August 28, 2017 as a result of the Goldline acquisition, thus comparative prior period data is not available. The operating results of our direct sales segment for the three months ended September 30, 2017 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2017
	$		% of revenue
Revenues	$10,370	(a)	100.000%
Gross profit	1,661		16.017%
Selling, general and administrative expenses	(1,183)		(11.408)%
Interest expense	(79)		(0.762)%
Net income before provision for income taxes	399		3.848%

Performance Metrics:
Gold ounces sold(1)	2,000
Silver ounces sold(2)	20,000
Direct sales ticket volume(3)	2,911

_________________________________

(a)	Includes $6.9 million of inter-company sales from the direct sales segment to the wholesale & ancillary services segment.

(1)	Gold ounces sold represents the ounces of gold product sold to third-party customers during the three-month period.

(2)	Silver ounces sold represents the ounces of silver product sold to third-party customer during the three-month period.

(3)	Direct Sales trading ticket volume represents the total number of product orders processed.

Segment Results — Direct Sales
Revenues for the three months ended September 30, 2017 were $10.4 million. The total amount of gold and silver sold was 2,000 ounces and 20,000 ounces, respectively; and the average prices for gold and silver sold was $1,291.65 and $17.44, respectively. Gross profit for the three months ended September 30, 2017 was $1.7 million or a gross margin of 16.0%, which includes $1.1 million unrealized gain on open sales commitments. Selling, general and administration expenses and for the three months ended September 30, 2017 was $1.2 million.

LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of September 30, 2017, approximately 91% of our assets consisted of cash, customer receivables, derivative assets, secured loans receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
Typically, the Company acquires its inventory by: (1) purchasing inventory from our suppliers by utilizing our own capital and lines of credit; (2) borrowing precious metals from our suppliers under short-term arrangements which may bear interest at a designated rate, and (3) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.
In addition to selling inventory, the Company generates cash from earned interest income. Through CFC, the Company enters into secured loans and secured financing structures with its customers under which it charges interest. The Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products. The loans are secured by precious metals and numismatic material owned by the borrowers and held by the Company as security for the term of the loan. Furthermore, our customers may enter into purchase agreements whereby the customer agrees to purchase our inventory at the prevailing spot price for delivery of the product at a specific point in time in the future; interest income is earned from contract date until the material is delivered and paid for in full.
We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements, and draws upon and pays down its lines of credit so as to minimize interest expense.
Lines of Credit

in thousands
	September 30, 2017	June 30, 2017	September 30, 2017 Compared to June 30, 2017
Lines of credit	$219,000	$212,000	$7,000

A-Mark has a borrowing facility ("Trading Credit Facility") with a syndicate of banks, Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent for the syndicate. The Trading Credit Facility provides the Company with access up to $275.0 million, featuring a $225.0 million base with a $50.0 million accordion option. The Trading Credit Facility is scheduled to mature on March 31, 2018. The Company believes that the Trading Credit Facility provides adequate means to capital for its operations (see Note 14). Effective November 13, 2017, the Trading Credit Facility was amended (see Note 19).
Debt Obligation (Related Party)

in thousands
	September 30, 2017	June 30, 2017	September 30, 2017 Compared to June 30, 2017
Debt Obligation - related party	$6,818	$—	$6,818
The Company entered into a privately placed credit facility in the amount of $7.5 million (the “Goldline Credit Facility”) with various lenders (see Note 14). Borrowings under the Goldline Credit Facility were used to finance a portion of the consideration payable pursuant to the Goldline acquisition (see Note 1).
Liability on Borrowed Metals

in thousands
	September 30, 2017	June 30, 2017	September 30, 2017 Compared to June 30, 2017
Liability on borrowed metals	$15,010	$5,625	$9,385
We borrow precious metals from our suppliers under short-term arrangements. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash.

Product Financing Arrangements

in thousands
	September 30, 2017	June 30, 2017	September 30, 2017 Compared to June 30, 2017
Product financing arrangements	$124,864	$135,343	$(10,479)
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
Secured Loans

in thousands
	September 30, 2017	June 30, 2017	September 30, 2017 Compared to June 30, 2017
Secured loans	$88,871	$91,238	$(2,367)
The Company is a California license finance lender that makes and acquires commercial loans secured by numismatic and semi-numismatic coins and bullion that affords our customers a convenient means of financing their inventory or collections (see Note 5).  Predominantly, most of the Company's secured loans are short-term in nature and the renewal of these instruments is at the discretion of the Company and, as such, provides us with some flexibility in regards to our capital deployment strategies.
Dividends
In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of a quarterly cash dividend of $0.05 per common share. In fiscal 2016, the Board of Directors modified the policy by increasing the quarterly cash dividend to $0.07 per common share, and in fiscal 2017 the quarterly cash dividend was increased to $0.08 per common share (see Note 16).
Cash Flows
The majority of the Company’s trading activities involve two day value trades under which payment is made in advance of delivery or product is received in advance of payment. The high volume, rapid rate of inventory turnover, and high average value per trade can cause material changes in the sources of cash used in or provided by operating activities on a daily basis. The Company manages these variances through its liquidity forecasts and counterparty limits by maintaining a liquidity reserve to meet the Company’s cash needs. The Company uses various short-term financial instruments to manage the rapid cycle of our trading activities from customer purchase order to cash collections and product delivery, which can cause material changes in the amount of cash used in or provided by financing activities on a daily basis.
The following summarizes components of our condensed consolidated statements of cash flows for the three months ended September 30, 2017 and 2016:

in thousands
Three Months Ended	September 30, 2017	September 30, 2016	September 30, 2017 Compared to September 30, 2016
Net cash used in operating activities	$(34,321)	$(35,867)	1,546
Net cash used in investing activities	$(5,192)	$(14,125)	8,933
Net cash provided by financing activities	$34,811	$49,603	(14,792)
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.

Net cash used in operating activities
Operating activities used $34.3 million and used $35.9 million in cash for the three months ended September 30, 2017 and 2016, respectively, representing a $1.5 million decrease in the use of cash compared to the three months ended September 30, 2016. This period over period decrease in the of use of funds (i.e., used less funds) in operating activities was primarily due to changes in the balances of receivables, secured loans to Former Parent, derivative assets, income taxes receivables, income taxes payable, and accounts payable, offset by changes in the balances of secured loans, inventory, and derivative liabilities.
Net cash used in investing activities
Investing activities used $5.2 million and used $14.1 million in cash for the three months ended September 30, 2017 and 2016, respectively, representing a $8.9 million decrease in the use of cash compared to the three months ended September 30, 2016. This period over period decrease is the result of the change in balance of secured loans of $15.0 million, offset by an increase in the use of cash for corporate acquisition activity of $6.1 million compared to the comparable prior period.
Net cash provided by financing activities
Financing activities provided $34.8 million and provided $49.6 million in cash for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $14.8 million in funds provided by financing activities compared to the three months ended September 30, 2016. This period over period decrease in funds provided by financing activities was primarily due to changes in the balance of product financing arrangements of $68.9 million, and partially offset by the change in the balance of the Trading Credit Facility of $48.0 million and a new related party debt obligation of $7.5 million in the current period.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at September 30, 2017 are scheduled to settle within 30 days.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability. Gains or losses resulting from the termination of hedge contracts are reported as cost of sales. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income. For the three months ended September 30, 2017 and 2016, the net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $(14.6) million and $(3.9) million, respectively.
The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of September 30, 2017 and at June 30, 2017:

in thousands	September 30, 2017	June 30, 2017
Inventory	$311,584	$284,659
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(215)	(40)
Premium on metals position	(4,129)	(4,088)
Inventory value not hedged	(4,344)	(4,128)

Subtotal	307,240	280,531
Commitments at market:
Open inventory purchase commitments	567,595	587,687
Open inventory sales commitments	(97,564)	(121,602)
Margin sale commitments	(7,206)	(7,936)
In-transit inventory no longer subject to market risk	(3,085)	(3,931)
Unhedgable premiums on open commitment positions	500	495
Inventory borrowed from suppliers	(15,010)	(5,625)
Product financing arrangements	(124,864)	(135,343)
Advances on industrial metals	786	1,580
Inventory subject to price risk	628,392	595,856

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	465,861	462,231
Precious metals futures contracts at market values	161,819	133,450
Total market value of derivative financial instruments	627,680	595,681

Net inventory subject to commodity price risk	$712	$175

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At September 30, 2017, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.
Commitments and Contingencies
Refer to Note 15 for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2017 and June 30, 2017, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	September 30, 2017	June 30, 2017
Purchase commitments	$567,595	$587,687
Sales commitments	$(97,564)	$(121,602)
Margin sale commitments	$(7,206)	$(7,936)
Open forward contracts	$465,861	$462,231
Open futures contracts	$161,819	$133,450
Foreign exchange forward contracts	$2,957	$2,213
The notional amounts of the commodity forward and futures contracts and the open sales and purchase orders, as shown in the table above, are not reflected at the notional amounts in the condensed consolidated balance sheets. The Company records commodity forward and futures contracts at the fair value, which is the difference between the market price of the underlying metal or contract measured on the reporting date and the trade amount measured on the date the contract was transacted. The fair value of the open derivative contracts are shown as a component of derivative assets or derivative liabilities in the accompanying condensed consolidated balance sheets.
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
Our significant accounting policies are discussed in Note 2 Summary of Significant Accounting Policies of the accompanying condensed consolidated financial statements. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
Revenue Recognition
The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between the trade and settlement dates, the Company has essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivative at the trade date with any corresponding unrealized gain (loss), shown as component of cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. Upon settlement, the sales which are physically settled are recognized at the gross amount in the condensed consolidated statements of income. Realized gains and losses on derivative contracts, which are not physically settled are recognized at the net amount as a component of cost of sales in the condensed consolidated statements of income.

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
The Company enters into product financing agreements for the transfer and subsequent option to reacquire its gold and silver inventory at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, charged by the third party finance company. During the term of the financing agreement, the third party company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the termination (repurchase) date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified as interest expense. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements, and are reflected in the condensed consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is restricted) are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income.
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
The Company's condensed consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the Distribution of the Company when it was a member of the Former Parent's condensed consolidated income tax return group. Current tax receivable reflects balances due from the Former Parent for the Company's share of the income tax assets of the group.
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
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 2.
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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework ("2013 framework"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2017 based on criteria in Internal Control –Integrated Framework issued by the COSO.
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
We are subject to fluctuations in interest rates based on the variable interest under the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus (i) 2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 1.23% as of September 30, 2017.
In addition to the Trading Credit Facility, we have incurred the Goldline Credit Facility to finance the Goldline acquisition (as described above under "Liquidity and Financial Condition"). The obligations of the Company and Goldline pursuant to the Goldline Credit Facility are subordinated to the obligations of the Company pursuant to the Trading Credit Facility as set forth in certain subordination agreements executed in connection with the Goldline Credit Facility (the “Goldline Subordination Agreements”), and the Goldline Credit Facility requires us to comply with various operational and other covenants. Upon the occurrence of an event of default under the Goldline Credit Facility that is not cured or waived pursuant to the terms of the Goldline Credit Facility, the lenders holding a majority of the loans under the Goldline Credit Facility then outstanding could elect to declare all amounts outstanding under the Goldline Credit Facility to be due and payable immediately, subject to the requirements of the Goldline Subordination Agreements, as applicable. We have pledged substantially all of the assets of Goldline as collateral under the Goldline Credit Facility, and if we were unable to repay the amounts outstanding thereunder, the lenders under the Goldline Credit Facility could proceed against the collateral granted to secure such indebtedness, subject to the Goldline Subordination Agreements, as applicable. We cannot assure you that the assets or cash flow available to Goldline would be sufficient to fully repay the borrowings under the Goldline Credit Facility, upon demand or acceleration, or at maturity, or that we would be able to refinance or restructure the payments under the Goldline Credit Facility. Further, the incurrence of the Goldline Credit Facility increases the risks as a result of our leverage.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 60.5% of A-Mark's revenues for the three months ended September 30, 2017. Those same two customers represented 40.3% of A-Mark's revenues for the three months ended September 30, 2016. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
In order to fully achieve the anticipated benefits and synergies of our acquisition of the assets of Goldline, LLC, we will need to successfully integrate the Goldline business, which will be conducted through a separate subsidiary of the Company, with our existing operations.  Brian Crumbaker, the chief executive officer of Goldline, and Blair Harris, the executive vice president of Goldline, have joined our Company, and we expect that with their experience and expertise, we will be able to align the Goldline business with our existing operations with a minimum amount of delay and disruption.  We cannot assure you that this will  be the case, however, and the integration process may take longer, may be more costly, and may require more time and attention of senior management than we anticipate.  If that were the case, the benefits that we hope to achieve from the acquisition may not be realized in the time frame we anticipate or at all.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AN USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITSEXHIBIT INDEX

Regulation S-K Exhibit Table Item No.			Description of Exhibit
10.1		*
Eighth Amendment to Uncommitted Credit Agreement, dated as of November 13, 2017, among A-Mark Precious Metals, Inc., Natixis, New York Branch, as Syndication Agent, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, and the lenders named therein.

10.2		*	Amended and Restated 2014 Stock Award and Incentive Plan.
31.1		*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	*	XBRL Instance Document.
101	.SCH	*	XBRL Taxonomy Extension Calculation Schema Document.
101	.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________________
*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.
Date:	November 14, 2017	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	November 14, 2017	By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	November 14, 2017
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	November 14, 2017
Cary Dickson	(Principal Financial Officer)