Form 10-Q
period 2017-12-31
A-Mark Precious Metals, Inc.
filed 2018-02-09
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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

As of February 5, 2018, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended December 31, 2017

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data) (unaudited)

	December 31, 2017	June 30, 2017

ASSETS
Current assets:
Cash	$12,011	$13,059
Receivables, net	39,418	39,295
Derivative assets	1,399	17,587
Secured loans receivable	96,971	91,238

Inventories:
Inventories	215,074	149,316
Restricted inventories	120,161	135,343
	335,235	284,659

Income taxes receivable	663	—
Prepaid expenses and other assets	2,233	1,183
Total current assets	487,930	447,021

Plant, property and equipment, net	7,890	6,607
Goodwill	10,331	8,881
Intangibles, net	8,656	4,065
Long-term investments	8,146	7,967
Deferred tax assets - non-current	4,170	3,959
Total assets	$527,123	$478,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$214,000	$180,000
Liability on borrowed metals	19,526	5,625
Product financing arrangements	120,161	135,343
Accounts payable	59,754	41,947
Derivative liabilities	27,420	34,582
Note payable (related party)	—	500
Accrued liabilities	5,263	4,945
Income taxes payable	—	1,418
Total current liabilities	446,124	404,360
Debt obligation (related party)	6,873	—
Other long-term liabilities (related party)	1,103	1,117
Total liabilities	454,100	405,477

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of December 31, 2017 and June 30, 2017	—	—
Common Stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 shares issued and outstanding as of December 31, 2017 and June 30, 2017	71	71
Additional paid-in capital	24,264	23,526
Retained earnings	45,143	45,994
Total A-Mark Precious Metals, Inc. stockholders’ equity	69,478	69,591
Non-controlling interest	3,545	3,432
Total stockholders’ equity	73,023	73,023
Total liabilities, non-controlling interest and stockholders’ equity	$527,123	$478,500
See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

		Three Months Ended		Six Months Ended
		December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Revenues		$1,680,738	$2,126,361	$3,844,528	$3,932,014
Cost of sales		1,671,822	2,116,502	3,828,306	3,914,091
Gross profit		8,916	9,859	16,222	17,923

Selling, general and administrative expenses		(9,349)	(6,131)	(16,325)	(11,795)
Interest income		3,268	2,959	6,429	5,818
Interest expense		(3,359)	(2,447)	(6,092)	(4,688)
Other income		651	93	712	79
Unrealized gain (loss) on foreign exchange		139	(3)	38	(9)
Net income before provision for income taxes		266	4,330	984	7,328
Provision for income taxes		(324)	(1,590)	(598)	(2,649)
Net income (loss)		(58)	2,740	386	4,679
Add:	Net gain (loss) attributable to non-controlling interest	147	(10)	113	(21)
Net income (loss) attributable to the Company		$(205)	$2,750	$273	$4,700

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Basic		$(0.03)	$0.39	$0.04	$0.67
Diluted		$(0.03)	$0.39	$0.04	$0.66

Dividends per share		$0.08	$0.07	$0.16	$0.14

Weighted average shares outstanding:
Basic		7,031,400	7,023,300	7,031,400	7,027,400
Diluted		7,031,400	7,108,900	7,113,000	7,112,800

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)

(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interest	Total Stockholders’ Equity
Balance, June 30, 2017	7,031,450	$71	$23,526	$45,994	$69,591	$3,432	$73,023
Net income	—	—	—	273	273	113	386
Share-based compensation	—	—	738	—	738	—	738
Dividends declared	—	—	—	(1,124)	(1,124)	—	(1,124)
Balance, December 31, 2017	7,031,450	$71	$24,264	$45,143	$69,478	$3,545	$73,023

See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

Six Months Ended	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net income	$386	$4,679
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,312	707
Amortization of loan cost	595	378
Deferred income taxes	(211)	(3,341)
Interest added to principal of secured loans	(29)	(34)
Change in accrued earn-out (non-cash)	(529)	—
Share-based compensation	738	420
Earnings from equity method investment	(179)	(79)
Changes in assets and liabilities:
Receivables	923	(38,643)
Secured loans	(289)	8,442
Secured loans to Former Parent	(1,502)	(1,453)
Derivative assets	17,013	(5,845)
Income tax receivable	(663)	5,889
Inventories	(38,035)	(45,866)
Prepaid expenses and other assets	(714)	(147)
Accounts payable	15,511	19,076
Derivative liabilities	(7,162)	37,904
Liabilities on borrowed metals	4,952	(881)
Accrued liabilities	(2,376)	(3,567)
Receivable from/payables to Former Parent	—	203
Income taxes payable	(1,418)	5,745
Net cash used in operating activities	(11,677)	(16,413)
Cash flows from investing activities:
Capital expenditures for property and equipment	(417)	(944)
Secured loans, net	(3,913)	(17,390)
Acquisition of subsidiary, net of cash	(9,548)	(3,421)
Net cash used in investing activities	(13,878)	(21,755)
Cash flows from financing activities:
Product financing arrangements, net	(15,182)	62,108
Dividends	(1,124)	(984)
Borrowings (repayments) under lines of credit, net	34,000	(27,000)
Proceeds from issuance of debt obligation payable to related party	7,500	—
Repayments on notes payable to related party	(500)	—
Stock award grant	—	172
Debt funding fees	(187)	—
Net cash provided by financing activities	24,507	34,296

Net decrease in cash, cash equivalents, and restricted cash	(1,048)	(3,872)
Cash, cash equivalents, and restricted cash, beginning of period	13,059	17,142
Cash, cash equivalents, and restricted cash, end of period	$12,011	$13,270

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

Six Months Ended	December 31, 2017	December 31, 2016
( - Continued from preceding page - )
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$4,775	$3,968
Income taxes	$2,908	$365

Non-cash investing and financing activities:
Interest added to principal of secured loans	$29	$34
Debt funding fee	$534	$—
Contribution of assets from minority interest	$—	$3,454
Payable to minority interest partner for acquired business	$—	$500
Earn out obligation payable to minority interest partner	$—	$1,523
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
The Company entered into the Direct Sales segment through its acquisition of substantially all of the assets of Goldline, LLC ("Goldline, LLC" or the "Seller"), pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”), dated August 14, 2017, between Goldline (then known as Goldline Acquisition Corp.) and the Seller. The transaction closed on August 28, 2017 (the "Closing Date"). On the Closing Date, the estimated purchase price for the net assets was approximately $10.0 million (the “Initial Provisional Purchase Price”), which was based on the Seller’s preliminary balance sheet dated as of July 31, 2017. The net assets acquired consisted of both intangible assets, which the parties agreed had an aggregate fair value of $6.4 million, and specified net tangible assets of the Seller, which the parties initially agreed had an estimated aggregate fair value of $3.6 million, subject to post-closing adjustment as described below. In connection with the closing, Goldline paid to the Seller an amount equal to the Initial Provisional Purchase Price less $1.5 million (the "Holdback Amount"), which amount was held back and deposited into escrow to serve as security for the Seller’s indemnification obligations under the Purchase Agreement. As of December 31, 2017, none of the Holdback Amount had been released.
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

The difference between the Initial Provisional Purchase Price and the Revised Provisional Purchase Price of $0.5 million ($10.0 million less $9.5 million) has been recorded in receivables in the condensed consolidated balance sheet as of December 31, 2017.
Acquisition costs of $0.8 million were expensed as incurred as selling, general and administrative expenses, of which $0.6 million was recorded by the Company during the six months ended December 31, 2017.
Purchase Price Allocation
The Revised Provisional Purchase Price of $9.5 million has been allocated to the acquired net assets purchased based on their fair values as follows (shown in thousands, and liability balances shown as negative amounts):

Working capital net assets:
Receivables, net	$1,046
Derivative assets	825
Inventory	12,541
Prepaid expenses and other assets	856
Accounts payable and accrued liabilities	(2,616)
Liability on borrowed metals	(8,949)
Deferred income	(2,374)
Subtotal		$1,329
Property and equipment		1,769
Intangible assets (identifiable):
Trade names	$2,200
Existing customer relationships	1,300
Customer lead list	1,100
Other	400
Subtotal		5,000
Goodwill:
Excess of cost over fair value of assets acquired		1,450
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
Pro Forma Information
The following unaudited pro forma information for the three and six months ended December 31, 2017 and 2016 assumes the acquisition of the net assets of Goldline, LLC occurred on July 1, 2016, that is, the first day of fiscal year 2017:

in thousands, except for EPS	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Pro forma revenue	$1,680,735	$2,156,420	$3,845,686	$3,998,948
Pro forma net (loss) income	$(205)	$3,587	$325	$5,877
Pro forma basic earnings per share	$(0.03)	$0.51	$0.05	$0.84
Pro forma dilutive earnings per share	$(0.03)	$0.50	$0.05	$0.83

The above pro forma supplemental information does not purport to be indicative of what the Company's operations would have been had these transactions occurred on July 1, 2016 and should not be considered indicative of future operating results. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the acquisition of Goldline. The unaudited pro forma information accounts for amortization of acquired intangible assets (based on the preliminary purchase price allocation and an estimate of their useful lives), incremental financing costs resulting from the acquisition, elimination of prior sales and purchases between the entities, elimination of acquisition costs and an application of the Company's tax rate. For each of the presented periods shown above, the Company used the tax rate of 37.5% as an approximation of our historical statutory tax rate, which excludes the effects of the recently enacted Tax Cuts and Jobs Act legislation (see Note 12). The unaudited pro forma results do not include any anticipated cost savings or other effects of the planned integration of Goldline.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The condensed consolidated financial statements reflect the financial condition, results of operations, statement of stockholder equity and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). These condensed consolidated financial statements include the accounts of A-Mark, and its wholly owned subsidiaries, CFC, AMTAG, TDS, Logistics, Goldline and its majority owned affiliate AMST (collectively the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. For the three and six months ended December 31, 2017 and 2016 net income (loss) equaled comprehensive income (loss) as there were no items of comprehensive income (loss).
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2017 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2017 Annual Report.
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
Contingent consideration is classified as a liability or equity, as applicable. Contingent consideration in connection with the acquisition of a business is measured at fair value on the acquisition date, and unless classified as equity, is remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value included in net income.
Net cash paid to acquire a business is classified as investing activities on the accompanying condensed consolidated statements of cash flow.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2017 and June 30, 2017.
As of December 31, 2017 and June 30, 2017, the Company has $0.5 million and $0.0 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California (see Note 15).
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
Plant, Property and Equipment
Plant, property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Depreciation commences when the related assets are placed into service. Internal-use software development costs are capitalized during the application development stage. Internal-use software costs incurred during the preliminary project stage are expensed as incurred. Land is recorded at historical cost, and is not depreciated. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities related to our plant assets associated with our minting operations.
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
Definite-lived Intangible Assets
Definite-lived intangible assets consist primarily of customer relationships, non-compete agreements and employment contracts which are amortized on a straight-line basis over their economic useful lives ranging from three years to fifteen years. We review our definite-lived intangible assets for impairment under the same policy described above for plant, property, and equipment; that is, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. As of December 31, 2017 and June 30, 2017, the Company did not identify any impairments.
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
Contingent Earn-out Liability
We record an estimate of the fair value of contingent consideration related to the earn-out obligation to SilverTowne LP related to the SilverTowne Mint acquisition. On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST, which are considered Level 3 inputs (see Note 3). Consequentially, the assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. As of December 31, 2017 and June 30, 2017 the balance of contingent liability was $0.6 million and $1.3 million respectively, and the current portion of this liability is shown as a component of accrued liabilities and the non-current portion is shown in other long-term liabilities. Below is a reconciliation of the contingent earn out liability for the six months ended December 31, 2017.

in thousands
Contingent
Liabilities at fair value, based on Level 3 inputs:	Consideration
Balance at June 30, 2017	$1,325
Revaluation adjustment	(529)
Amount paid to SilverTowne	(208)
Balance at December 31, 2017	$588

Revenue Recognition
Settlement Date Accounting
Substantially all of the Company’s sales of precious metals are conducted using sales contracts that meet the definition of derivative instruments in accordance with the Derivatives and Hedging Topic 815 of the ASC ("ASC 815"). The contract underlying A-Mark’s commitment to deliver precious metals is referred to as a “fixed-price forward commodity contract” because the price of the commodity is fixed at the time the order is placed. Revenue is recognized on the settlement date, which is defined as the date on which: (1) the quantity, price and specific items being purchased have been established, (2) metals have been delivered to the customer, and (3) payment has been received or is covered by the customer’s established credit limit with the Company.
All derivative instruments are marked to market during the interval between the trade date and the settlement date, with the changes in the fair value charged to cost of sales. The Company’s hedging strategy to mitigate the market risk associated with its sales commitments is described separately below under the caption “Hedging Activities.”

Trades Types which Products are Physically Delivered
The Company’s contracts to sell precious metals to customers are usually settled with the physical delivery of metals to the customer, although net settlement (i.e., settlement at an amount equal to the difference between the contract value and the market price of the metal on the settlement date) is permitted. Below is a summary of the Company’s major trade order types and the key factors that determine when settlement occurs and when revenue is recognized for each type:

•
Traditional physical trade orders -- The quantity, specific product and price are determined on the trade date. Payment or sufficient credit is verified prior to delivery of the metals on the settlement date.

•
Consignment trade orders -- The Company delivers the items requested by the customer prior to establishing a firm trade order with a price. Settlement occurs and revenue is recognized once the customer confirms its order (quantity, specific product and price) and remits full payment for the sale.

•
Provisional trade orders -- The quantity and type of metal is established at the trade date, but the price is not set. The customer commits to purchasing the metals within a specified time period, usually within one year, at the then-current market price. The Company delivers the metal to the customer after receiving the customer’s deposit, which is typically based on 110% of the prevailing current spot price. The unpriced metal is subject to a margin call if the deposit falls below 105% of the value of the unpriced metal. The purchase price is established and revenue is recognized at the time the customer notifies the Company that it desires to purchase the metal.

•
Margin trade orders -- The quantity, specific product and price are determined at trade date; however, the customer is allowed to finance the transaction through the Company and to defer delivery by committing to remit a partial payment (approximately 20%) of the total order price. With the remittance of the partial payment, the customer locks in the purchase price for a specified time period (usually up to two years from the trade date). Revenue on margin trade orders is recognized when the order is paid in full and delivered to the customer.

•
Borrowed precious metals trade orders -- The quantity and type of metal is established at the trade date, but the specific product is not yet determined. Revenue is not recognized until the customer selects the specific precious metal product it wishes to purchase, full payment is received, and the product is delivered to the customer.

Hedging Activities
The value of our inventory and our purchase and sale commitments are linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with credit worthy financial institutions. The Company hedges by each commodity type (gold, silver, platinum, and palladium). All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions.
Commodity forward, futures and option contracts entered into for hedging purposes are recorded at fair value on the trade date and are marked to market each period. The difference between the original contract values and the market values of these contracts are reflected as derivative assets or derivative liabilities in the condensed consolidated balance sheets at fair value, with the corresponding unrealized gain or losses included as a component of cost of sales. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures and option contracts are recorded in cost of sales.
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
Other Sources of Revenue
In accordance with the Revenue Recognition Topic 605 of the ASC ("ASC 605") storage and logistics services revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable.
Interest Income
In accordance with the Interest Topic 835 of the ASC ("ASC 835") following are interest income generating activities of the Company:

•
Secured Loans -- The Company uses the effective interest method to recognize interest income on its secured loans transactions.  The Company maintains a security interest in the precious metals and records interest income over the terms of the secured loan receivable. Recognition of interest income is suspended and the loan is placed on non-accrual status when management determines that collection of future interest income is not probable. The interest income accrual is resumed, and previously suspended interest income is recognized, when the loan becomes contractually current and/or collection doubts are resolved. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income (see Note 5.)

•
Margin accounts -- The Company earns a fee (interest income) under financing arrangements related to margin trade orders over the period during which customers have opted to defer making full payment on the purchase of metals.

•
Repurchase agreements -- Repurchase agreements represent a form of secured financing whereby the Company sets aside specific metals for a customer and charges a fee on the outstanding value of these metals. The customer is granted the option (but not the obligation) to repurchase these metals at any time during the open reacquisition period. This fee is earned over the duration of the open reacquisition period and is classified as interest income.

•
Spot deferred trade orders -- Spot deferred trade orders are a special type of forward delivery trade that enable customers to purchase or sell certain precious metals from/to the Company at an agreed upon price but, are allowed to delay remitting or taking delivery up to a maximum of two years from the date of trade. Even though the contact allows for physical delivery, it rarely occurs for this type trade. As a result, revenue is not recorded from these transactions, because no product is delivered to the customer. Spot deferred trades are considered a type of financing transactions, where the Company earns a fee (interest income) under spot deferred arrangements over the period in which trade is open.

Interest Expense
The Company accounts for interest expense on the following arrangements in accordance with Interest Topic 835 of the ASC ("ASC 835"):

•
Borrowings -- The Company incurs interest expense from its lines of credit and its debt obligations (related party) using the effective interest method (see Note 14.) Additionally, the Company amortizes capitalized loan fee costs to interest expense over the period of the loan agreement.

•
Loan servicing fees -- When the Company purchases loan portfolios, the Company may have the seller service the loans that were purchased. The Company incurs a fee based on total interest charged to borrowers over the period the loans are outstanding. The servicing fee incurred by the Company is charged to interest expense.

•
Product financing arrangements -- The Company incurs financing fees (classified as interest expense) from its product financing arrangements (also referred to as reverse-repurchase arrangements) with third party finance companies for the transfer and subsequent option to reacquire its precious metal inventory at a later date. These arrangements are accounted for as secured borrowings. During the term of this type of agreement, the third party charges a monthly fee as a percentage of the market value of the designated inventory, which the Company intends to reacquire in the future.  No revenue is generated from these trades. The Company enters this type of transaction for additional liquidity.

Other Income
The Company's other income is derived from the Company's proportional interest in the investee's reported net income or net loss for its equity method investment and the gains or losses associated with revaluation adjustments to the contingent earn-out liability.
For the three months ended December 31, 2017 and 2016, the Company's proportional interest in the investee's reported net income from its equity method investment was $122,000 and $93,000, respectively; and for the six months ended December 31, 2017 and 2016 was $179,000 and $79,000, respectively.
For the three months ended December 31, 2017 and 2016, the net gains associated with revaluation adjustments to the contingent earn-out liability was $529,000 and zero, respectively; and for the six months ended December 31, 2017 and 2016 was $529,000 and zero, respectively.
Advertising
Advertising expense was $1,059,000 and $199,000, respectively, for the three months ended December 31, 2017 and 2016. Advertising expense was $1,576,000 and $366,000, respectively, for the six months ended December 31, 2017 and 2016.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $1,099,000 and $1,177,000, respectively, for the three months ended December 31, 2017 and 2016. Shipping and handling costs incurred totaled $2,183,000 and $2,297,000, respectively, for the six months ended December 31, 2017 and 2016.

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
A reconciliation of shares used in calculating basic and diluted earnings per common shares for the three and six months ended December 31, 2017 and 2016, is presented below.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Basic weighted average shares outstanding	7,031	7,023	7,031	7,027
Effect of common stock equivalents — stock issuable under outstanding equity awards	—	86	82	86
Diluted weighted average shares outstanding	7,031	7,109	7,113	7,113

Since the Company incurred a net loss for the three months ended December 31, 2017, basic and diluted EPS were the same, as the inclusion of 856,582 potential common shares, related to outstanding stock options, in the computation of net loss per share would have been anti-dilutive.
Dividends
Dividends are recorded if and when declared by the Board of Directors. During the three months ended December 31, 2017, the Board of Directors declared a cash dividend of $0.08 per share, totaling $0.16 of dividends per share for the six months ended December 31, 2017. For the three months ended December 31, 2016, the Board of Directors declared a cash dividend of $0.07 per share, totaling $0.14 of dividends per share for the six months ended December 31, 2016 (see Note 16).
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

3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2017 and June 30, 2017.

in thousands
	December 31, 2017		June 30, 2017
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$12,011	$12,011	$13,059	$13,059
Receivables, net	39,418	39,418	39,295	39,295
Secured loans receivable	96,971	96,971	91,238	91,238
Derivative asset on open sale and purchase commitments, net	1,009	1,009	931	931
Derivative asset on option contracts	158	158	—	—
Derivative asset on futures contracts	179	179	1,273	1,273
Derivative asset on forward contracts	53	53	15,383	15,383
Income taxes receivable	663	663	—	—
Financial liabilities:
Lines of credit	$214,000	$214,000	$180,000	$180,000
Debt obligation (related party)	6,873	6,873	—	—
Liability on borrowed metals	19,526	19,526	5,625	5,625
Product financing arrangements	120,161	120,161	135,343	135,343
Derivative liability on margin accounts	4,252	4,252	4,797	4,797
Derivative liability on price protection programs	84	84	—	—
Derivative liability on open sale and purchase commitments, net	2,561	2,561	29,785	29,785
Derivative liability on futures contracts	4,167	4,167	—	—
Derivative liability on forward contracts	16,356	16,356	—	—
Accounts payable	59,754	59,754	41,947	41,947
Accrued liabilities	5,263	5,263	4,945	4,945
Other long-term liabilities (related party) (1)	1,103	1,103	1,117	1,117
Income taxes payable	—	—	1,418	1,418
Note payable - related party	—	—	500	500

(1) Includes estimated contingent amounts due to SilverTowne and Goldline Lenders.

The fair values of the financial instruments shown in the above table as of December 31, 2017 and June 30, 2017 represent the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
The carrying amounts of cash, secured loans receivable, receivables, income taxes receivable, accounts payable, income taxes payable, note payable, and accrued liabilities approximate fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities, liability on borrowed metals and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit and debt obligation approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value of other long-term liabilities represents the long-term portion of a contingent earn-out liability that is remeasured on a quarterly basis.

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
Liability on Price Protection Programs. The Company records an estimate of the fair value of the liability on price protection programs based on the difference between the contractual price at trade date and the retail price at the remeasurement date (i.e., quarter-end) based on the expected redemption rate of each program. As of December 31, 2017, the Company used the quoted market price based on the current spot rate and used an expected redemption rate of 100% for the price shield program, the most significant of the price protection programs. The use of a throughput rate of each program ignores the future price volatility that would affect the timing and rate of redemption under these programs, and, as a result, the liability on price protection programs is classified in Level 3 of the valuation hierarchy.
Contingent Earn-out Liability. The Company records an estimate of the fair value of contingent consideration related to the earn-out obligation to SilverTowne LP related to the SilverTowne Mint transaction. On a quarterly basis, the liability is remeasured and increases or decreases in the fair value are recorded as an adjustment to other income on the condensed consolidated statements of income. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. The key inputs in determining fair value of our contingent consideration obligations include the changes in the assumed timing and amounts of future throughputs (i.e., operating income, operating cost per unit, and production volume) which affects the timing and amount of future earn-out payments. Contingent earn-out liability is classified in Level 3 of the valuation hierarchy.
The Company values the contingent obligation by determining the likelihood that the company has achieved the following targeted amount of performance thresholds for each annual earn-out period. Such thresholds include (1) Producing a targeted amount of silver ounces, (2) Earning a targeted amount of operating income, and (3) Generating an operating cost per ounce that is less than a targeted level. Each category triggers a different annual payout obligation if achieved over a 3 year period. The company re-assesses this contingent obligation each quarter based on the most current facts and market conditions. The obligation continues to remain as a liability at its original recorded value unless, based on each quarterly evaluation, it becomes evident the Company will not achieve all or part of the threshold performance targets. In such case, the obligation is adjusted to its more current estimated value.
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and June 30, 2017, aggregated by the level in the fair value hierarchy within which the measurements fall:

	December 31, 2017
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$335,106	$—	$—	$335,106
Derivative assets — open sale and purchase commitments, net	1,009	—	—	1,009
Derivative assets — option contracts	158	—	—	158
Derivative assets — futures contracts	179	—	—	179
Derivative assets — forward contracts	53	—	—	53
Total assets, valued at fair value	$336,505	$—	$—	$336,505
Liabilities:
Liability on borrowed metals	$19,526	$—	$—	$19,526
Product financing arrangements	120,161	—	—	120,161
Derivative liabilities — price protection programs	—	—	84	84
Derivative liabilities — liability on margin accounts	4,252	—	—	4,252
Derivative liabilities — open sale and purchase commitments, net	2,561	—	—	2,561
Derivative liabilities — future contracts	4,167	—	—	4,167
Derivative liabilities — forward contracts	16,356	—	—	16,356
Contingent earn-out liability	$—	$—	$588	$588
Total liabilities, valued at fair value	$167,023	$—	$672	$167,695
____________________
(1) Commemorative coin inventory totaling $129,000 is held at lower of cost or market and is thus excluded from this table.

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
The Company uses Level 3 inputs to measure the fair value of its investments on a non-recurring basis. The Company's two investments in noncontrolled entities do not have readily determinable fair values. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the carrying value of the instruments to the Company. As of December 31, 2017 and June 30, 2017, the carrying value of the Company's investments totaled $8.1 million and $8.0 million, respectively. During the three and six months ended December 31, 2017 and 2016, the Company did not record any impairments related to these investments.
The Company also uses Level 3 inputs to measure the fair value of goodwill and other intangibles on a non-recurring basis. These assets are measured at cost and are written down to fair value on the annual measurement dates or on the date of a triggering event, if impaired. As of December 31, 2017, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not remeasured.

4.	RECEIVABLES
Receivables consist of the following as of December 31, 2017 and June 30, 2017:

in thousands
	December 31, 2017	June 30, 2017

Customer trade receivables	$15,638	$31,949
Wholesale trade advances	13,445	2,457
Due from brokers	10,365	4,919
Subtotal	39,448	39,325
Less: allowance for doubtful accounts	(30)	(30)
Receivables, net	$39,418	$39,295

Customer Trade Receivables. Customer trade receivables represent short-term, non-interest bearing amounts due from precious metal sales, advances related to financing products, and other secured interests in assets of the customer. Also, the balance as of December 31, 2017 includes an estimate of the amount due from the seller of Goldline for $0.5 million for the difference between the initial provisional purchase price and the revised provisional purchase price (See Note 1).
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

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Six Months Ended December 31, 2017	$30	$—	$—	$30
Year Ended June 30, 2017	$30	$—	$—	$30

5.	SECURED LOANS RECEIVABLE
Below is a summary of the carrying value of our secured loans as of December 31, 2017 and June 30, 2017:

in thousands
	December 31, 2017		June 30, 2017

Secured loans originated	$27,070		$30,864
Secured loans originated - with a related party	1,502		—
	28,572		30,864
Secured loans acquired	68,399	(1)	60,374	(2)
Secured loans (current and long-term)	$96,971		$91,238
_________________________________
(1)    Includes $65,000 of loan premium as of December 31, 2017.
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
    As of December 31, 2017 and June 30, 2017, our secured loans carried weighted-average effective interest rates of 9.4% and 9.2%, respectively, and mature in periods generally ranging typically from on-demand to one year.
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

in thousands
	December 31, 2017		June 30, 2017
Bullion	$64,970	67.0%	$61,767	67.7%
Numismatic and semi-numismatic	32,001	33.0	29,471	32.3
	$96,971	100.0%	$91,238	100.0%
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

in thousands
	December 31, 2017		June 30, 2017
Loan-to-value of 75% or more	$52,233	53.9%	$60,432	66.2%
Loan-to-value of less than 75%	44,738	46.1	30,806	33.8
Secured loans collateralized by precious metal products	$96,971	100.0%	$91,238	100.0%
    The Company had no loans with a loan-to-value ratio in excess of 100% at December 31, 2017. At June 30, 2017, the Company had no loans with a loan-to-value ratio in excess of 100%.
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
For the six months ended December 31, 2017 and 2016, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at December 31, 2017 and June 30, 2017:

in thousands
	December 31, 2017	June 30, 2017
Inventory held for sale	$73,959	$43,787
Repurchase arrangements with customers	106,434	92,496
Consignment arrangements with customers	15,026	7,368
Commemorative coins, held at lower of cost or market	129	40
Borrowed precious metals	19,526	5,625
Product financing arrangements, restricted	120,161	135,343
	$335,235	$284,659
Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of December 31, 2017 and June 30, 2017, the inventory held for sale totaled $74.0 million and $43.8 million, respectively.
Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date, whereby the Company retains legal title to the metals. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2017 and June 30, 2017, included within inventory is $106.4 million and $92.5 million, respectively, of precious metals products subject to repurchase.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventories loaned under consignment arrangements to customers as of December 31, 2017 and June 30, 2017 totaled $15.0 million and $7.4 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventory at the lower of cost or market and totaled $129,000 and $40,000 as of December 31, 2017 and June 30, 2017, respectively.
Borrowed Precious Metals. Inventories include amounts borrowed from suppliers and customers that arise from various arrangements including unallocated metal positions held by customers in the Company’s inventory, as well as amounts due to suppliers for the use of consigned inventory, and shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets and totaled $19.5 million and $5.6 million as of December 31, 2017 and June 30, 2017, respectively.
Product Financing Arrangements. Inventories include amounts for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $120.2 million and $135.3 million as of December 31, 2017 and June 30, 2017, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.) As of December 31, 2017 and June 30, 2017, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $5.6 million and $(4.5) million, respectively.
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
The premium component, at market value, included in the inventories as of December 31, 2017 and June 30, 2017 totaled $4.4 million and $4.1 million, respectively.

7. PLANT, PROPERTY AND EQUIPMENT
Plant, property and equipment consists of the following at December 31, 2017 and June 30, 2017:

in thousands
	December 31, 2017	June 30, 2017
Office furniture, and fixtures	$2,010	$1,638
Computer equipment	727	462
Computer software	3,533	2,386
Plant equipment	2,048	1,979
Building	315	315
Leasehold improvements	2,789	2,571
Total depreciable assets	11,422	9,351
Less: accumulated depreciation	(4,789)	(3,885)
Property and equipment not placed in service	1,221	1,105
Land	36	36
Plant, property and equipment, net	$7,890	$6,607
Depreciation expense for the three months ended December 31, 2017 and 2016 was $530,000 and $275,000, respectively. Depreciation expense for the six months ended December 31, 2017 and 2016 was $902,000 and $500,000, respectively.
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
Due to the Company's business combination with AMST that closed on August 31, 2016, the Company recorded an additional $2.5 million and $4.3 million of identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal. The Company’s investment in AMST has resulted in synergies between the acquired minting operation and the Company’s established distribution network by providing a more steady and reliable fabricated source of silver during times of market volatility. The Company considers that much of the acquired goodwill relates to the “ ready state” of AMST's established minting operation with existing quality processes, procedures and ability to scale production to meet market needs.
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

The carrying value of goodwill and other purchased intangibles as of December 31, 2017 and June 30, 2017 is as described below:

dollar amounts in thousands
		December 31, 2017			June 30, 2017
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Identifiable intangible Assets:
Existing customer relationships	5 - 15	8,848	(5,012)	3,836	6,447	(4,636)	1,811
Non-compete and other	3 - 5	2,300	(2,022)	278	2,000	(2,000)	—
Employment agreement	3	295	(207)	88	195	(195)	—
Intangibles subject to amortization		11,443	(7,241)	4,202	8,642	(6,831)	1,811
Trade Name	Indefinite	$4,454	$—	$4,454	$2,254	$—	$2,254
		$15,897	$(7,241)	$8,656	$10,896	$(6,831)	$4,065

Goodwill	Indefinite	$10,331	$—	$10,331	$8,881	$—	$8,881

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended December 31, 2017 and 2016 was $253,000 and $111,000, respectively. Amortization expense related to the Company's intangible assets for the six months ended December 31, 2017 and 2016 was $410,000 and $207,000, respectively. For the six months ended December 31, 2017 and 2016, the Company did not identify any impairments related to the Company's goodwill or intangible assets.
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2018 (6 months remaining)	$506
2019	1,012
2020	1,012
2021	621
2022	571
Thereafter	480
Total	$4,202

9.	LONG-TERM INVESTMENTS
The Company has two investments in privately-held entities, both of which are online precious metals retailers and customers of the Company. The Company has exclusive supplier agreements with each entity, for which these customers have agreed to purchase all bullion products required for their businesses exclusively from A-Mark, subject to certain limitations. The Company also provides fulfillment services to both of these customers. The following table shows the carrying value of the Company's investments in the privately held companies, categorized by type of investment:

in thousands
	December 31, 2017	June 30, 2017
Equity method investment	$7,646	$7,467
Cost method investment	500	500
	$8,146	$7,967
Equity Method Investment
The Company applies the equity method of accounting for its investment in which it has aggregate ownership interest of 20.6%. Under the equity method of accounting, the carrying value of the investment is adjusted for the Company's proportional share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported in other income (expense) on the condensed consolidated statements of income. The Company's proportionate share of the investee’s net income totaled $122,000 and $93,000 for the three months ended December 31, 2017 and 2016, respectively. The Company's proportionate share of the investee’s net income totaled $179,000 and $79,000 for the six months ended December 31, 2017 and 2016, respectively.
Cost Method Investment
The Company applies the cost method to its investment in which its ownership percentage, based on the number of fully dilutive common shares outstanding, was 2.5% as of December 31, 2017 and June 30, 2017. As of December 31, 2017 and June 30, 2017, the aggregate carrying balance of this investment was $0.5 million.

10.	ACCOUNTS PAYABLE
Accounts payable consists of the following:

in thousands
	December 31, 2017	June 30, 2017
Trade payables to customers	$830	$277
Advances from customers	54,496	36,382
Liability on deferred revenue	2,805	3,777
Other accounts payable	1,623	1,511
	$59,754	$41,947

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). Substantially all of these transactions are secured by the underlying metals positions. As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of December 31, 2017 and June 30, 2017.

	December 31, 2017				June 30, 2017

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$1,911	$(902)	$—	$1,009	$1,625	$(694)	$—	$931
Option contracts	158	—	—	158	—	—	—	—
Future contracts	179	—	—	179	1,273	—	—	1,273
Forward contracts	53	—	—	53	15,754	(371)	—	15,383
	$2,301	$(902)	$—	$1,399	$18,652	$(1,065)	$—	$17,587
Nettable derivative liabilities:
Open sale and purchase commitments	$10,162	$(7,601)	$—	$2,561	$31,568	$(1,783)	$—	$29,785
Margin accounts	6,974	—	(2,722)	4,252	7,936	—	(3,139)	4,797
Liability of price protection programs	84	—	—	84	—	—	—	—
Future contracts	4,167	—	—	4,167	—	—	—	—
Forward contracts	16,356	—	—	16,356	—	—	—	—
	$37,743	$(7,601)	$(2,722)	$27,420	$39,504	$(1,783)	$(3,139)	$34,582

Gains or Losses on Derivative Instruments
The Company records the derivative at the trade date with a corresponding unrealized gain (loss), shown as a component of cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, and the net realized gains and losses for futures and option contacts are recorded in cost of sales.
Below is a summary of the net gains (losses) on derivative instruments for the three and six months ended December 31, 2017 and 2016.

in thousands
	Three Months Ended		Six Months Ended
Three Months Ended December 31,	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open future commodity and forward contracts and open sale and purchase commitments, net	$(22,260)	$(52,983)	$(10,003)	$(34,833)
Realized (losses) gains on future commodity contracts, net	9,635	30,083	12,022	15,824
	$(12,625)	$(22,900)	$2,019	$(19,009)
Summary of Hedging Activity
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of December 31, 2017 and at June 30, 2017.

in thousands
	December 31, 2017	June 30, 2017
Inventory	$335,235	$284,659
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(129)	(40)
Premium on metals position	(4,365)	(4,088)
Inventory value not hedged	(4,494)	(4,128)

Subtotal	330,741	280,531
Commitments at market:
Open inventory purchase commitments	549,114	587,687
Open inventory sales commitments	(170,720)	(121,602)
Margin sale commitments	(6,974)	(7,936)
In-transit inventory no longer subject to market risk	(1,502)	(3,931)
Unhedgable premiums on open commitment positions	1,442	495
Borrowed precious metals	(19,526)	(5,625)
Product financing arrangements	(120,161)	(135,343)
Advances on industrial metals	6,487	1,580
Inventory subject to price risk	568,901	595,856

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	374,485	462,231
Precious metals futures contracts at market values	193,772	133,450
Total market value of derivative financial instruments	568,257	595,681

Net inventory subject to commodity price risk	$644	$175

Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of December 31, 2017 and June 30, 2017, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	December 31, 2017	June 30, 2017
Purchase commitments	$549,114	$587,687
Sales commitments	(170,720)	(121,602)
Margin sales commitments	(6,974)	(7,936)
Open forward contracts	374,485	462,231
Open futures contracts	193,772	133,450
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are properly not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2017, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $139,000 and $(3,000) for the three months ended December 31, 2017 and 2016, respectively. Unrealized gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $38,000 and $(9,000) for the six months ended December 31, 2017 and 2016, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at December 31, 2017 was $2.3 million and $3.8 million, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding at June 30, 2017 was $2.2 million and $2.2 million, respectively.
12.     INCOME TAXES
Income from operations before provision for income taxes is shown below:

in thousands	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
U.S.	$266	$4,330	$950	$7,314
Foreign	—	—	34	14
Income before provision for income taxes	$266	$4,330	$984	$7,328

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for (benefit from) income taxes for the three and six months ended December 31, 2017 and 2016 consists of the following:

in thousands	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Federal	$314	$1,590	$566	$2,576
State and local	10	—	31	73
Foreign	—	—	1	—
Provision for income taxes	$324	$1,590	$598	$2,649

The effective tax rate for the three and six months ended December 31, 2017 and 2016 are set forth below:

in thousands	Three Months Ended		Six Months Ended
Three Months Ended December 31,	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Effective tax rate	121.8%	36.7%	60.8%	36.1%

Tax Cuts and Jobs Act
On December 22, 2017, the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code. The Company has reviewed the anticipated tax impact of the recent legislation as it relates to the financial statements for the period ended December 31, 2017 and going forward.
The SEC staff has issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the Company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. A company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.
The final transition impacts of the Tax Act may differ materially from our estimate, due to, among other things, changes in interpretations of the Tax Act, legislative action to address questions that arise as a result of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, and updates or changes to estimates the Company has utilized to calculate the transition impacts. The Company has estimated its deferred tax assets as of the date of enactment. In addition, the Company has estimated the amount of the deferred tax assets expected to reverse by the end of the year. To the extent there are updates or changes to these estimates, there will be an adjustment to the amount recorded as expense related to the implementation of the Tax Act. These tax law changes are the primary reasons for the abnormally high effective tax rate for the three and six months periods ended December 31, 2017. The Company has been able to make reasonable estimates of the effects of elements of the Tax Act and has recorded provisional adjustments to incorporate these estimates in our financial statements.
With respect to deferred tax assets (net of deferred tax liabilities) that are in existence as of the enactment date (i.e., valued using a 35.0% federal tax rate), the Company has been negatively impacted by the (1) new corporate tax rates, and (2) the effective date of the new provision, the effect of which is to preclude taxpayers from carrying net operating losses (NOLs) back to prior taxable years. This is because any realization of deferred taxes during the remaining portion of the fiscal year against taxable income will be realized at a lower 28.06% blended tax rate. Further, to the extent the realization of such deferred tax assets were to exceed such taxable income, resulting in an NOL, such NOL can no longer be carried back to a prior tax year and can only be carried forward to subsequent years for realization at a 21.0% tax rate.
The Tax Act reduces the corporate tax rate from 35.0% to 21.0% for tax years beginning after December 31, 2017. For fiscal year taxpayers, a blended tax rate is required to compute the current tax liability. The Company has adjusted its deferred tax rate to 21.0% or 28.06% as of December 22, 2017 depending upon when the temporary differences are expected to reverse. For certain of our deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $0.2 million, with a corresponding net adjustment to deferred income tax $0.2 million for the three and six months ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, our estimate may be affected by other factors, including fluctuation in market pricing related to our inventory and related hedging activity. Accordingly, our estimate of the timing of the reversal of these items may ultimately impact the tax rate which is applied to the reversal of certain timing differences. The Company anticipates analyzing any adjustments each quarter and plans to finalize any adjustment within the allowable measurement period.
Tax Balances and Activity
Income Taxes Receivable and Payable
As of December 31, 2017 and June 30, 2017, income taxes receivable totaled $0.7 million and $0.0 million, respectively. As of December 31, 2017 and June 30, 2017, income taxes payable totaled $0.0 million and $1.4 million, respectively.
Deferred Tax Assets and Liabilities
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2017 and June 30, 2017, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.
As of December 31, 2017, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.5 million and a federal deferred tax asset of $2.7 million. As of June 30, 2017, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.4 million and a federal deferred tax asset of $2.5 million.
Net Operating Loss Carryforwards and Valuation Allowances
As of December 31, 2017 and June 30, 2017, the Company's state and city net operating loss carryforwards totaled approximately $12.5 million and $12.5 million, respectively. The Company's tax-effected net operating loss carryforwards totaled, as of December 31, 2017 and June 30, 2017, $0.7 million and $0.7 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2028. As of December 31, 2017 and June 30, 2017, the Company had $56,000 and $56,000, respectively, of valuation allowance for certain state and city net operating loss carryforwards, based on the Company's annual assessment of the realizability of its deferred tax assets.
Unrecognized Tax Benefits
The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. For the six months ended December 31, 2017, there was no material movement unrecognized tax benefits, including interest and penalties.
Tax Examinations
Refer to Note 12 of the Notes to Consolidated Financial Statements in the 2017 Annual Report for information relating to open tax examinations; there have been no significant changes.
13. RELATED PARTY TRANSACTIONS
Sales and Purchases Made to Affiliated Companies
During the three and six months ended December 31, 2017 and 2016, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Former Parent	$8,065	$1,152	$14,999	$12,137	$12,497	$3,541	$21,667	$23,336
Equity method investee	112,316	670	137,460	408	194,287	1,028	266,536	497
SilverTowne	4,133	6,280	12,030	130	7,283	6,379	18,819	2,742
	$124,514	$8,102	$164,489	$12,675	$214,067	$10,948	$307,022	$26,575

Balances with Affiliated Companies or Persons
As of December 31, 2017 and June 30, 2017, the Company had related party receivables and payables balances as set forth below:

in thousands
	December 31, 2017				June 30, 2017
	Receivables		Payables		Receivables	Payables
Former Parent	$1,424	(1)	$—		$—	$27
Equity method investee	1,835	(2)	—		—	558
SilverTowne	—		363	(3)	—	1,768
Goldline Lenders	—		8,015	(4)	—	—
	$3,259		$8,378		—	$2,353

_________________________________
(1) Balance includes a secured line of credit with a balance of $1.5 million.
(2) Balance represents mostly open trade receivables.
(3) Balance includes: (a) a trade receivables of $0.2 million (shown as a component of receivables), and (b) a contingent earn-out liability of $0.6 million (shown as a component of other long-term liabilities).

(4) Balance includes: the face value the Goldline Credit Facility ($7.5 million), and the associated estimated debt funding fees payable ($0.5 million). The Goldline Credit facility and the debt funding fee is payable in August 2020.

Secured Loans Made to an Affiliated Company
On September 29, 2017, CFC entered into a loan agreement with Former Parent providing a secured line of credit, bearing interest at a competitive rate per annum. The loan is secured by numismatic and semi-numismatic products. As of December 31, 2017 and June 30, 2017, the aggregate carrying value of this loan was $1.5 million and $0.0 million, respectively, and is shown on the condensed consolidated balance sheets as a component of secured loans receivable (see Note 5).
Note payable to SilverTowne
On August 31, 2016, the Company signed a $500,000 promissory note with SilverTowne that was payable in one year related to our acquisition of AMST. This note was paid in full in August 2017.
Long Term Debt Obligations with Goldline Lenders
As of December 31, 2017, the carrying value of the long term debt obligation payable to Goldline Lenders totaled $6,873,000, and is shown in the condensed consolidated balance sheets as debt obligations (related party). The face value of this debt obligation is $7,500,000 and the related unamortized loan funding fee, a contra-liability, totaled $627,000 as of December 31, 2017 (see Note 14). The estimated loan funding fee payable to Goldline Lenders as of December 31, 2017 totaled $515,000 and is shown on the condensed consolidated balance sheets as component of other long-term liabilities.

Activity with Affiliated Companies or Persons
Interest Income Earned from Affiliated Companies
During the three and six months ended December 31, 2017 and 2016, the Company earned interest income related to loans made to Former Parent and related to financing products sold to affiliated companies, as set forth below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Interest income from secured loan receivables	$51	$22	$53	$32
Interest income from finance products	576	687	1,120	1,355
	$627	$709	$1,173	$1,387

Interest Expense Incurred Related to Notes Payable and Long-Term Debt Obligation
During the three and six months ended December 31, 2017 and 2016, the Company incurred interest related to notes payable due to SilverTowne and a long-term debt payable to the Goldline Lenders, as set forth below:

in thousands
	Three Months Ended		Six Months Ended
Three Months Ended December 31,	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Interest expense incurred related to notes payable	$1	$—	$1	$—
Interest expense incurred related to long-term debt obligation	201	—	279	—
	$202	$—	$280	$—

Other Income Earned from Equity Method Investee
During the three months ended December 31, 2017 and 2016, the Company recorded its proportional share of its equity method investee's net income (loss) as other income (expense) that total $122,000 and $93,000, respectively. During the six months ended December 31, 2017 and 2016, the Company recorded its proportional share of its equity method investee's net income (loss) as other income (expense) that total $179,000 and $79,000, respectively. As of December 31, 2017 and June 30, 2017, the carrying balance of the equity method investment was $7.6 million and $7.5 million, respectively.

14.	FINANCING AGREEMENTS
Lines of Credit
The Company has an uncommitted demand revolving credit facility ("Trading Credit Facility”) provided to the Company by a syndicate of financial institutions, with Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent and Natixis, New York Branch acting as syndication agent.  The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis.  Currently, the Trading Credit Facility provides the Company with access up to $275.0 million, featuring a $225 million base with a $50.0 million accordion option, and is scheduled to mature on March 31, 2018. As of December 31, 2017, the Company incurred $1.9 million of loan costs in connection with the Trading Credit Facility, which was capitalized and is being amortized over the term of the Trading Credit Facility. As of December 31, 2017 and June 30, 2017, the remaining unamortized balance was approximately $0.3 million and $0.1 million, respectively.
The Company routinely uses the Trading Credit Facility to purchase precious metals from suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 1.56% and 1.17% as of December 31, 2017 and June 30, 2017, respectively. Borrowings are due on demand and totaled $214.0 million and $180.0 million at December 31, 2017 and at June 30, 2017, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $35.9 million and $45.6 million as determined on the Friday before December 31, 2017 and on Friday, June 30, 2017, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of December 31, 2017 the minimum tangible net worth financial covenant under the Trading

Credit Facility was $47.5 million, as retroactively adjusted per a Trading Credit Facility amendment (see Note 19). The Company is in compliance with all restrictive financial covenants as of December 31, 2017.
Interest expense related to the Company’s lines of credit totaled $2.0 million and $1.6 million, which represents 59.2% and 63.5% of the total interest expense recognized, for the three months ended December 31, 2017 and 2016, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.81% and 3.36%, respectively, for the three months ended December 31, 2017 and 2016.
Interest expense related to the Company’s lines of credit totaled $3.7 million and $3.0 million, which represents 61.1% and 64.2% of the total interest expense recognized, for the six months ended December 31, 2017 and 2016, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.78% and 3.17%, respectively, for the six months ended December 31, 2017 and 2016.
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
In connection with the Goldline Credit Facility, the Company incurred $0.2 million of loan funding costs and accrued $0.5 million of estimated loan funding fees that are due to the Goldline Lenders at maturity date. These loan funding fee were capitalized and are being amortized over the term of the Goldline Credit Facility. As of December 31, 2017, the carrying balance of the Goldline Credit facility was $6.9 million, and the remaining unamortized loan cost balance was approximately $0.6 million, which is amortized ratably through the maturity date. As of December 31, 2017, the balance of the loan fee payable was $0.5 million, of which $0.3 million was estimated based on discounted cash flow model of Goldline's projected results.
Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $200,000 which represents 6.0% of the total interest expense recognized, for the three months ended December 31, 2017. The Goldline Credit Facility's weighted average effective interest rate was 9.29% for the three months ended December 31, 2017.
Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $279,000 which represents 4.6% of the total interest expense recognized, for the six months ended December 31, 2017. The Goldline Credit Facility's weighted average effective interest rate was 9.33% for the six months ended December 31, 2017.
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
Liability on Borrowed Metals
The Company borrows precious metals from its suppliers under short-term agreements with our suppliers. Amounts under these arrangements require delivery either in the form of precious metals or cash. Liabilities also arise from unallocated position held by customers of the Company's inventory. The Company's inventories included borrowed metals with market values totaling $19.5 million and $5.6 million as of December 31, 2017 and June 30, 2017, respectively, with the corresponding liability on borrowed metals reflected on the condensed consolidated balance sheets.
Product Financing Arrangements
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at an agreed-upon price based on the spot price with these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $120.2 million and $135.3 million as of December 31, 2017 and June 30, 2017, respectively.

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

•
the Company leases approximately 19,700 square feet of office space in Los Angeles, California at a cost of $2.45 per square foot per month. The term of the lease is 7.0 years with annual base rent increases of 3%. The term of this lease expires on February 28, 2022 and the Company has the option to renew the lease term for an additional 5 years at the then current market rate. The lease requires the payment of related property taxes, insurance, maintenance and other cost related to the leased property;

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
Payment of Dividends
    In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of quarterly dividends. The table below summarizes the eight most recent quarterly dividends declared pursuant to this policy:

Dividend Declaration Date	Record Date (at close of Business)	Type of Dividend	Basis of Payment		Payment Date

February 2, 2016	February 15, 2016	Cash	$0.07	per common share	February 29, 2016
April 29, 2016	May 13, 2016	Cash	$0.07	per common share	May 27, 2016
September 7, 2016	September 19, 2016	Cash	$0.07	per common share	October 7, 2016
November 1, 2016	November 14, 2016	Cash	$0.07	per common share	December 1, 2016
January 26, 2017	February 8, 2017	Cash	$0.08	per common share	February 24, 2017
May 2, 2017	May 15, 2017	Cash	$0.08	per common share	May 25, 2017
August 30, 2017	September 18, 2017	Cash	$0.08	per common share	September 27, 2017
November 13, 2017	November 24, 2017	Cash	$0.08	per common share	December 13, 2017

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
As of December 31, 2017, 573,545 shares were available for grant under the 2014 Plan.
Valuation and Significant Assumptions of Equity Awards Issued
The Company uses the Black-Scholes option pricing model, which uses various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates.
Stock Options
During the three months ended December 31, 2017 and 2016, the Company incurred $302,073 and $228,973 of compensation expense related to stock options, respectively. During the six months ended December 31, 2017 and 2016, the Company incurred $738,480 and $420,433 of compensation expense related to stock options, respectively. As of December 31, 2017, there was total remaining compensation expense of $2.1 million related to employee stock options, which will be recorded over a weighted average period of approximately 2.2 years.

The following table summarizes the stock option activity for the six months ended December 31, 2017.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2017	741,327	$17.89	$1,514	$6.19
Granted	116,605	$17.23
Cancellations, expirations and forfeitures	(1,350)	$20.19
Outstanding at December 31, 2017	856,582	$17.80	$1,109	$6.04

Exercisable at December 31, 2017	396,348	$14.47	$1,104	$6.04

Following is a summary of the status of stock options outstanding at December 31, 2017:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	4.85	$8.39	134,239	4.85	$8.39
10.01	15.00	98,888	4.78	$11.94	97,888	4.75	$11.96
15.01	25.00	523,455	8.72	$19.85	139,221	8.59	20.13
25.01	60.00	100,000	8.14	$25.50	25,000	8.14	25.50
		856,582	7.59	$17.80	396,348	6.35	$14.47
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

17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the three and six months ended December 31, 2017 are presented on a comparative basis in the table below:

in thousands
	Three Months Ended				Six Months Ended
Three Months Ended December 31,	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,680,738	100.0%	$2,126,361	100.0%	$3,844,528	100.0%	$3,932,014	100.0%
Customer concentrations
HSBC Bank USA	$407,509	24.2%	$467,688	22.0%	$918,773	23.9%	$974,475	24.8%
Mitsubishi Intl. Corp.	382,761	22.8	300,848	14.1	919,874	23.9	504,741	12.8
	$790,270	47.0%	$768,536	36.1%	$1,838,647	47.8%	$1,479,216	37.6%

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
Revenue

in thousands
	Three Months Ended			Six Months Ended
Three Months Ended September 30,	December 31, 2017		December 31, 2016	December 31, 2017		December 31, 2016
Revenue by segment
Wholesale Trading & Ancillary Services	$1,651,442		$2,126,361	$3,804,862		$3,932,014
Direct Sales	29,296	(1)	N/A	39,666	(2)	N/A
Total revenue	$1,680,738		$2,126,361	$3,844,528		$3,932,014

_________________________________
(1) Includes $10.8 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment. The elimination of these intercompany sales are reflected in the Wholesale Trading & Ancillary Services segment.

(2) Includes $17.7 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment. The elimination of these intercompany sales are reflected in the Wholesale Trading & Ancillary Services segment.

in thousands
	Three Months Ended		Six Months Ended
Three Months Ended September 30,	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Revenue by geographic region (as determined by the shipping address or where the services were performed):
United States	$1,579,893	$2,009,168	$3,631,814	$3,719,247
Europe	73,022	56,565	127,380	103,585
North America, excluding United States	26,896	55,247	81,774	100,050
Asia Pacific	374	4,039	1,726	6,574
Africa	1	—	1	—
Australia	552	1,342	1,833	2,558
Total revenue	$1,680,738	$2,126,361	$3,844,528	$3,932,014

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended		Six Months Ended
Three Months Ended September 30,	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Gross profit by segment
Wholesale Trading & Ancillary Services	$7,168	$9,859	$12,813	$17,923
Direct Sales	1,748	N/A	3,409	N/A
Total gross profit	$8,916	$9,859	$16,222	$17,923
Gross margin percentage by segment
Wholesale Trading & Ancillary Services	0.434%	0.464%	0.337%	0.456%
Direct Sales	5.967%	N/A	8.594%	N/A
Weighted average gross margin percentage	0.530%	0.464%	0.422%	0.456%

Operating Expenses and Income

in thousands
	Three Months Ended		Six Months Ended
Three Months Ended September 30,	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Operating income and expenses by segment
Wholesale Trading & Ancillary Services
General and administrative expenses	$(5,724)	$(6,131)	$(11,517)	$(11,795)
Interest income	$3,268	$2,959	$6,429	$5,818
Interest expense	$(3,159)	$(2,447)	$(5,813)	$(4,688)
Other expense	$790	$90	$750	$70

Direct Sales
General and administrative expenses	$(3,625)	N/A	$(4,808)	N/A
Interest expense	$(200)	N/A	$(279)	N/A
Depreciation and Amortization

in thousands
	Three Months Ended		Six Months Ended
Three Months Ended September 30,	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Depreciation and amortization by segment
Wholesale Trading & Ancillary Services	$(428)	$(386)	$(760)	$(707)
Direct Sales	(355)	N/A	(552)	N/A
Total depreciation and amortization	$(783)	$(386)	$(1,312)	$(707)
Advertising expense

in thousands
	Three Months Ended		Six Months Ended
Three Months Ended September 30,	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Advertising expense by segment
Wholesale Trading & Ancillary Services	$(190)	$(199)	$(302)	$(366)
Direct Sales	(869)	N/A	(1,274)	N/A
Total advertising expense	$(1,059)	$(199)	$(1,576)	$(366)

Inventory

in thousands
	December 31, 2017	June 30, 2017
Inventories by segment
Wholesale Trading & Ancillary Services	$324,194	$284,659
Direct Sales	11,041	N/A
Total inventories	$335,235	$284,659

in thousands
	December 31, 2017	June 30, 2017
Inventories by geographic region
United States	$323,005	$276,809
Europe	4,481	3,154
North America, excluding United States	7,240	4,310
Asia	509	386
Total inventories	$335,235	$284,659
Assets

in thousands
	December 31, 2017	June 30, 2017
Assets by segment
Wholesale Trading & Ancillary Services	$498,020	$478,500
Direct Sales	29,103	N/A
Total assets	$527,123	$478,500

in thousands
	December 31, 2017	June 30, 2017
Assets by geographic region
United States	$510,504	$469,114
Europe	8,870	4,690
North America, excluding United States	7,240	4,310
Asia	509	386
Total assets	$527,123	$478,500
Long-term Assets

in thousands
	December 31, 2017	June 30, 2017
Long-term assets by segment
Wholesale Trading & Ancillary Services	$31,354	$31,479
Direct Sales	7,839	N/A
Total long-term assets	$39,193	$31,479

in thousands
	December 31, 2017	June 30, 2017
Long-term assets by geographic region
United States	$39,138	$31,423
Europe	55	56
Total long-term assets	$39,193	$31,479

Capital Expenditures for Property and Equipment

in thousands
	Six Months Ended
Three Months Ended September 30,	December 31, 2017	December 31, 2016
Capital expenditures on property and equipment by segment
Wholesale Trading & Ancillary Services	$269	$944
Direct Sales	148	N/A
Total capital expenditures on property and equipment	$417	$944
Goodwill

in thousands
	December 31, 2017	June 30, 2017
Goodwill by segment
Wholesale Trading & Ancillary Services	$8,881	$8,881
Direct Sales	1,450	N/A
Total goodwill	$10,331	$8,881

19.	SUBSEQUENT EVENTS
Dividend Declaration
Effective January 30, 2018, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per common share to stockholders of record at the close of business on February 13, 2018 which is scheduled to be paid on or about February 27, 2018.

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

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of December 31, 2017. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
The Company also sells precious metals on forward contracts at a fixed price based on current prevailing precious metal spot prices with a certain delivery date in the future (up to six months from date of the forward contract.) Typically, these forward contracts are net settled against our other forward positions or are settled in cash, whereby no physical product is delivered. Sales on forward contracts can be a substantial portion of revenues in any given period. We enter into these forward contacts as part of our hedging strategy to mitigate our price risk of holding inventory; they are not entered into for speculative purposes.
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
Interest Income. The Company enters into secured loans and secured financing structures with its customers under which it charges interest. Through its wholly owned subsidiary, CFC, the Company also enters into loans secured by precious metals and numismatic material owned by the borrowers and held by the Company for the term of the loan. The Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products whereby the Company earns a fee based on the underlying value of the precious metal.
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
Another measure of our business volume, unaffected by changes in commodity pricing, is Wholesale Trading & Ancillary segment ticket volume and Direct Sales segment ticket volume, which is the total number orders processed by our trading desks in El Segundo, California and Vienna, Austria. In periods of higher volatility, there is generally increased trading in the commodity markets, and increased demand for our products, which translates into higher business volume.
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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended December 31, 2017 and 2016
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended December 31, 2017 and 2016 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended December 31,		2017		2016		$	%
		$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues		$1,680,738	100.000%	$2,126,361	100.000%	$(445,623)	(21.0)%
Gross profit		8,916	0.530%	9,859	0.464%	$(943)	(9.6)%
Selling, general and administrative expenses		(9,349)	(0.556)%	(6,131)	(0.288)%	$3,218	52.5%
Interest income		3,268	0.194%	2,959	0.139%	$309	10.4%
Interest expense		(3,359)	(0.200)%	(2,447)	(0.115)%	$912	37.3%
Other income		651	0.039%	93	0.004%	$558	600.0%
Unrealized (loss) gain on foreign exchange		139	0.008%	(3)	—%	$142	NM
Net income before provision for income taxes		266	0.016%	4,330	0.204%	$(4,064)	(93.9)%
Provision for income taxes		(324)	(0.019)%	(1,590)	(0.075)%	$(1,266)	(79.6)%
Net income (loss)		(58)	(0.004)%	2,740	0.129%	$(2,798)	(102.1)%
Add:	Net gain (loss) attributable to non-controlling interest	147	0.009%	(10)	—%	$137	NM
Net income (loss) attributable to the Company		$(205)	(0.012)%	$2,750	0.129%	$(2,955)	(107.5)%

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic		$(0.03)		$0.39		$(0.42)	(107.7)%
Diluted		$(0.03)		$0.39		$(0.42)	(107.7)%

Performance Metrics:
Gold ounces sold(1)		376,000		772,000		(396,000)	(51.3)%
Silver ounces sold(2)		11,964,000		22,816,000		(10,852,000)	(47.6)%
Inventory turnover ratio(3)		5.2		7.2		(2.0)	(27.8)%
Number of secured loans at period end(4)		2,823		1,698		1,125	66.3%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the three-month period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the three-month period, excluding ounces of silver recorded on forward contracts.

(3)	Inventory turnover ratio is the cost of sales divided by average inventory.

(4)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Six Months Ended December 31, 2017 and 2016

Condensed Consolidated Results of Operations
The operating results of our business for the six months ended December 31, 2017 and 2016 are as follows:

in thousands, except per share data and performance metrics
Six Months Ended December 31,		2017		2016		$	%
		$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues		$3,844,528	100.000%	$3,932,014	100.000%	$(87,486)	(2.2)%
Gross profit		16,222	0.422%	17,923	0.456%	$(1,701)	(9.5)%
Selling, general and administrative expenses		(16,325)	(0.425)%	(11,795)	(0.300)%	$4,530	38.4%
Interest income		6,429	0.167%	5,818	0.148%	$611	10.5%
Interest expense		(6,092)	(0.159)%	(4,688)	(0.119)%	$1,404	29.9%
Other income (expense)		712	0.019%	79	0.002%	$633	801.3%
Unrealized gain on foreign exchange		38	0.001%	(9)	—%	$47	NM
Net income before provision for income taxes		984	0.026%	7,328	0.186%	$(6,344)	(86.6)%
Provision for income taxes		(598)	(0.016)%	(2,649)	(0.067)%	$(2,051)	(77.4)%
Net income		386	0.010%	4,679	0.119%	$(4,293)	(91.8)%
Add:	Net gain (loss) attributable to non-controlling interest	113	0.003%	(21)	(0.001)%	$134	NM
Net income attributable to the Company		$273	0.007%	$4,700	0.120%	$(4,427)	(94.2)%

Basic and diluted income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic		$0.04		$0.67		$(0.63)	(94.0)%
Diluted		$0.04		$0.66		$(0.62)	(93.9)%

Performance Metrics:
Gold ounces sold(1)		708,000		1,302,000		(594,000)	(45.6)%
Silver ounces sold(2)		26,495,000		44,591,000		(18,096,000)	(40.6)%
Inventory turnover ratio(3)		12.4		14.6		(2.2)	(15.1)%
Number of secured loans at period end(4)		2,823		1,698		1,125	66.3%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the six-month period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the six-month period, excluding ounces of silver recorded on forward contracts.

(3)	Inventory turnover ratio is the cost of sales divided by average inventory.

(4)	Number of outstanding secured loans to customers at the end of the period.

Revenues
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Three Months Ended December 31,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,680,738	100.000%	$2,126,361	100.000%	$(445,623)	(21.0)%
Performance Metrics
Gold ounces sold	376,000		772,000		(396,000)	(51.3)%
Silver ounces sold	11,964,000		22,816,000		(10,852,000)	(47.6)%

Revenues for the three months ended December 31, 2017 decreased $445.6 million, or 21.0%, to $1.681 billion from $2.1 billion in 2016. Our revenues decreased primarily due to a decrease in the total amount of gold and silver ounces sold and lower silver prices, offset by higher gold prices and an increase in forward sales.
Gold ounces sold for the three months ended December 31, 2017 decreased 396,000 ounces, or 51.3%, to 376,000 ounces from 772,000 ounces in 2016. Silver ounces sold for the three months ended December 31, 2017 decreased 10,852,000 ounces, or 47.6%, to 11,964,000 ounces from 22,816,000 ounces in 2016. On average, the prices for gold increased by 4.1% and prices for silver decreased by 2.9% during the three months ended December 31, 2017 as compared to 2016.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Six Months Ended December 31,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$3,844,528	100.000%	$3,932,014	100.000%	$(87,486)	(2.2)%
Performance Metrics
Gold ounces sold	708,000		1,302,000		(594,000)	(45.6)%
Silver ounces sold	26,495,000		44,591,000		(18,096,000)	(40.6)%

Revenues for the six months ended December 31, 2017 decreased $87.5 million, or 2.2%, to $3.845 billion from $3.932 billion in 2016. Our revenues decreased primarily due to a decrease in the total amount of gold and silver ounces sold and lower silver prices, offset by an increase in forward sales.
Gold ounces sold for the six months ended December 31, 2017 decreased 594,000 ounces, or 45.6%, to 708,000 ounces from 1,302,000 ounces in 2016. Silver ounces sold for the six months ended December 31, 2017 decreased 18,096,000 ounces, or 40.6%, to 26,495,000 ounces from 44,591,000 ounces in 2016. On average, the prices for gold was unchanged and prices for silver decreased by 7.9% during the six months ended December 31, 2017 as compared to 2016.

Gross Profit
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Three Months Ended December 31,	2017		2016		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$8,916	0.530%	$9,859	0.464%	$(943)	(9.6)%
Performance Metric
Inventory turnover ratio	5.2		7.2		(2.0)	(27.8)%

Gross profit for the three months ended December 31, 2017 decreased by $0.9 million, or 9.6%, to $8.9 million from $9.9 million in 2016. Overall gross margin decreased due to subdued market conditions (e.g., lower gold and silver sales volume) compared to the prior year quarter. The Company’s profit margin percentage increased by 14.2% to 0.530% from 0.464% in 2016 and was largely attributable to the gross margin realized by the newly acquired Direct Sales segment (i.e., Goldline).
Our inventory turnover rate for the three months ended December 31, 2017 decreased by 27.8%, to 5.2 from 7.2 in 2016. The decrease in our inventory turnover rate was primarily due to low market volitility and a higher volume of activity in our product financing arrangements with customers (under this type of arrangement the Company carries inventory on its balance sheet for longer periods than inventory currently available for sale).

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Six Months Ended December 31,	2017		2016		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$16,222	0.422%	$17,923	0.456%	$(1,701)	(9.5)%
Performance Metric
Inventory turnover ratio	12.4		14.6		(2.2)	(15.1)%

Gross profit for the six months ended December 31, 2017 decreased by $1.7 million, or 9.5%, to $16.2 million from $17.9 million in 2016. Overall gross margin decreased due to subdued market conditions (e.g., lower gold and silver sales volume) compared to the prior fiscal year. The Company’s profit margin percentage decreased by 7.5% to 0.422% from 0.456% in 2016. The drop in gross profit percentage was largely attributable to higher forward contracts, which increase revenues but have negligible impact on the gross margin, offset by gross margin of the newly acquired Direct Sales segment (i.e., Goldline).
Our inventory turnover rate for the six months ended December 31, 2017 decreased by 15.1%, to 12.4 from 14.6 in 2016. The decrease in our inventory turnover rate was primarily due to low market volitility and a higher volume of activity in our product financing arrangements with customers (under this type of arrangement the Company carries inventory on its balance sheet for longer periods than inventory currently available for sale).
Selling, General and Administrative Expense
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Three Months Ended December 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(9,349)	(0.556)%	$(6,131)	(0.288)%	$3,218	52.5%

Selling, general and administrative expenses for the three months ended December 31, 2017 increased $3.2 million, or 52.5%, to $9.3 million from $6.1 million in 2016. The change was primarily due to new selling, general and administrative expense of the related to our newly acquired Direct Sales segment (e.g., Goldline) of $3.6 million, a $0.4 million non-recurring legal expense, partially offset by $0.9 million of incentive compensation expense reductions.
Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Six Months Ended December 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(16,325)	(0.425)%	$(11,795)	(0.300)%	$4,530	38.4%

Selling, general and administrative expenses for the six months ended December 31, 2017 increased $4.5 million, or 38.4%, to $16.3 million from $11.8 million in 2016. The change was primarily due to new selling, general and administrative expense related to our newly acquired Direct Sales segment (e.g., Goldine) of $4.8 million, $0.3 million of stock compensation expense, a $0.4 million non-recurring legal expense, partially offset by $1.4 million of incentive compensation expense reductions.

Interest Income
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Three Months Ended December 31,	2017		2016		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$3,268	0.194%	$2,959	0.139%	$309	10.4%
Performance Metric
Number of secured loans at period-end	2,823		1,698		1,125	66.3%

Interest income for the three months ended December 31, 2017 increased $0.3 million, or 10.4%, to $3.3 million from $3.0 million in 2016. This increase was primarily due to increases in interest rates and the aggregate value of the secured loan portfolio. The number of secured loans outstanding increased by 66.3% to 2,823 from 1,698 in 2016. Interest income from our secured loan portfolio increased by $0.4 million or by 23.1% in comparison to the same year-ago period. The aggregate increase in interest income was offset by decreases in other finance product income.
Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Six Months Ended December 31,	2017		2016		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$6,429	0.167%	$5,818	0.148%	$611	10.5%
Performance Metric
Number of secured loans at period-end	2,823		1,698		1,125	66.3%

Interest income for the six months ended December 31, 2017 increased $0.6 million, or 10.5%, to $6.4 million from $5.8 million in 2016. This increase was primarily due to increases in interest rates and aggregate value of the secured loan portfolio. The number of secured loans outstanding increased by 66.3% to 2,823 from 1,698 in 2016. Interest income from our secured loan portfolio increased by $0.8 million or by 22.2% in comparison to the same year-ago period. The aggregate increase in interest income was offset partially by decreases in other finance product income. Our finance fees earned related to repurchase arrangements with customers decreased by 5.3% or by $0.1 million in comparison to the same year-ago period.
Interest Expense
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Three Months Ended December 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(3,359)	(0.200)%	$(2,447)	(0.115)%	$912	37.3%

Interest expense for the three months ended December 31, 2017 increased $0.9 million, or 37.3% to $3.4 million from $2.4 million in 2016. The increase was related primarily to a significantly greater usage of our lines of credit, as a result of continued growth in the business, new debt financing agreement associated with our acquisition of Goldline, higher average inventory levels primarily related to product financing arrangements, amortization costs related to loan fees related to third party financing arrangements, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases. In comparison to the same year-ago period, interest expense increased by $0.6 million or by 33.7% related to our Trading Credit Facility (including debt amortization costs), by $0.2 million related to our Goldline Credit Facility.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Six Months Ended December 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(6,092)	(0.159)%	$(4,688)	(0.119)%	$1,404	29.9%

Interest expense for the six months ended December 31, 2017 increased $1.4 million, or 29.9% to $6.1 million from $4.7 million in 2016. The increase was related primarily to a significantly greater usage of our lines of credit, as a result of continued growth in the business, new related-party debt financing agreement associated with our acquisition of Goldline, higher average inventory levels primarily related to product financing arrangements, amortization costs related to loan fees related to third party financing fee arrangments, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases. In comparison to the same year-ago period, interest expense increased by $0.8 million or by 24.5% related to our Trading Credit Facility (including debt amortization costs), by $0.3 million related to the Goldline Credit Facility, and by $0.1 million or 22.2% related to product financing agreements (or "reverse-repurchase arrangements").
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
The Company’s tax provision for the three and six months ended December 31, 2017 includes the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”), which was signed into law on December 22, 2017. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21% and the changes in carry-back and the carryforward rules that apply to net operating losses, both of which impacted the Company.
As to the final effective date for taxable years when a NOL is no longer able to be carried back and must be carried forward, the final language of this provision did not follow the Conference Agreement. Therefore, the Company believes this language is a drafting error and is actively pursuing technical corrections on this matter. If the effective date is subsequently changed to be consistent with the Conference Agreement, the Company could be entitled to a subsequent tax benefit.
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Three Months Ended December 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(324)	(0.019)%	$(1,590)	(0.075)%	$(1,266)	(79.6)%

Our provision for income taxes was $0.3 million and $1.6 million for the three months ended December 31, 2017 and 2016, respectively. Our effective tax rate was approximately 121.8% and 36.7% for the three months ended December 31, 2017 and 2016, respectively. Our effective tax rate differs from the federal statutory rate primarily due to the recent Tax Reform legislation that resulted in approximately $0.2 million of additional income tax expense (e.g., incremental to the Company's normal effective tax rate) related to the revaluation of deferred taxes assets and liabilities. This was primarily driven by the two changes in the tax law as discussed above (e.g., change in income tax rates and use of net operating losses).

[Tax reform placeholder]
Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Six Months Ended December 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$(598)	(0.016)%	$(2,649)	(0.067)%	$(2,051)	(77.4)%

Our provision for income taxes was $0.6 million and $2.6 million for the six months ended December 31, 2017 and 2016, respectively. Our effective tax rate was approximately 60.8% and 36.1% for the six months ended December 31, 2017 and 2016, respectively. Our effective tax rate differs from the federal statutory rate primarily due to the recent Tax Reform legislation that resulted in approximately $0.2 million of additional income tax expense related to the revaluation of deferred taxes assets and liabilities. This was primarily driven by the two changes in the tax law as discussed above (e.g., change in income tax rates and use of net operating losses).

Segment Results of Operations
Wholesale Trading & Ancillary Services Segment Results of Operations
Overview of Results of Operations for the Three Months Ended December 31, 2017 and 2016
The operating results of our Wholesale Trading & Ancillary Services segment for the three months ended December 31, 2017 and 2016 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended December 31,	2017		2016		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,651,442	100.000%	$2,126,361	100.000%	$(474,919)	(22.3)%
Gross profit	7,168	0.434%	9,859	0.464%	$(2,691)	(27.3)%
Selling, general and administrative expenses	(5,724)	(0.347)%	(6,131)	(0.288)%	$(407)	(6.6)%
Interest income	3,268	0.198%	2,959	0.139%	$309	10.4%
Interest expense	(3,159)	(0.191)%	(2,447)	(0.115)%	$712	29.1%
Other income	651	0.039%	93	0.004%	$558	600.0%
Unrealized gain (loss) on foreign exchange	139	0.008%	(3)	—%	$142	NM
Net income before provision for income taxes	$2,343	0.142%	$4,330	0.204%	$(1,987)	(45.9)%

Performance Metrics:
Gold ounces sold(1)	369,000		772,000		(403,000)	(52.2)%
Silver ounces sold(2)	11,832,000		22,816,000		(10,984,000)	(48.1)%
Wholesale Trading & Ancillary Services segment ticket volume(3)	30,264		35,198		(4,934)	(14.0)%
Number of secured loans at period end(4)	2,823		1,698		1,125	66.3%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(3)
Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo, California and Vienna, Austria, for the Wholesale Trading & Ancillary Services segment.

(4)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Six Months Ended December 31, 2017 and 2016
The operating results of our Wholesale Trading & Ancillary Services segment for the six months ended December 31, 2017 and 2016 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2017		2016		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$3,804,862	100.000%	$3,932,014	100.000%	$(127,152)	(3.2)%
Gross profit	12,813	0.337%	17,923	0.456%	$(5,110)	(28.5)%
Selling, general and administrative expenses	(11,517)	(0.303)%	(11,795)	(0.300)%	$(278)	(2.4)%
Interest income	6,429	0.169%	5,818	0.148%	$611	10.5%
Interest expense	(5,813)	(0.153)%	(4,688)	(0.119)%	$1,125	24.0%
Other income	712	0.019%	79	0.002%	$633	801.3%
Unrealized gain (loss) on foreign exchange	38	0.001%	(9)	—%	$47	NM
Net income before provision for income taxes	$2,662	0.070%	$7,328	0.186%	$(4,666)	(63.7)%

Performance Metrics:
Gold ounces sold(1)	699,000		1,302,000		(603,000)	(46.3)%
Silver ounces sold(2)	26,343,000		44,591,000		(18,248,000)	(40.9)%
Wholesale Trading & Ancillary Services segment ticket volume(3)	60,147		57,229		2,918	5.1%
Number of secured loans at period end(4)	2,823		1,698		1,125	66.3%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(3)
Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo, California and Vienna, Austria, for the Wholesale Trading & Ancillary Services segment.

(4)	Number of outstanding secured loans to customers at the end of the period.

Revenues — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Three Months Ended December 31,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,651,442	100.000%	$2,126,361	100.000%	$(474,919)	(22.3)%
Performance Metrics
Gold ounces sold	369,000		772,000		(403,000)	(52.2)%
Silver ounces sold	11,832,000		22,816,000		(10,984,000)	(48.1)%

Revenues for the three months ended December 31, 2017 decreased $474.9 million, or 22.3%, to $1.651 billion from $2.126 billion in 2016. Our revenues decrease primarily due to a decrease in the total amount of gold and silver and ounces sold and lower silver prices, partially offset by higher gold prices and an increase in forward sales.
Gold ounces sold for the three months ended December 31, 2017 decreased 403,000 ounces, or 52.2%, to 369,000 ounces from 772,000 ounces in 2016. Silver ounces sold for the three months ended December 31, 2017 decreased 10,984,000 ounces, or 48.1%, to 11,832,000 ounces from 22,816,000 ounces in 2016. On average, the prices for gold increased by 3.4% and prices for silver decreased by 3.3% during the three months ended December 31, 2017 as compared to 2016.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Six Months Ended December 31,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$3,804,862	100.000%	$3,932,014	100.000%	$(127,152)	(3.2)%
Performance Metrics
Gold ounces sold	699,000		1,302,000		(603,000)	(46.3)%
Silver ounces sold	26,343,000		44,591,000		(18,248,000)	(40.9)%

Revenues for the six months ended December 31, 2017 decreased $127.2 million, or 3.2%, to $3.805 billion from $3.932 billion in 2016. Our revenues decreased primarily due to a decrease in the total amount of gold and silver ounces sold and lower silver prices, offset by an increase in forward sales.
Gold ounces sold for the six months ended December 31, 2017 decreased 603,000 ounces, or 46.3%, to 699,000 ounces from 1,302,000 ounces in 2016. Silver ounces sold for the six months ended December 31, 2017 decreased 18,248,000 ounces, or 40.9%, to 26,343,000 ounces from 44,591,000 ounces in 2016. On average, the prices for gold was unchanged and prices for silver decreased by 8.1% during the six months ended December 31, 2017 as compared to 2016.

Gross Profit — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Three Months Ended December 31,	2017		2016		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$7,168	0.434%	$9,859	0.464%	$(2,691)	(27.3)%
Performance Metric
Wholesale trading ticket volume	30,264		35,198		(4,934)	(14.0)%

Gross profit for the three months ended December 31, 2017 decreased by $2.7 million, or 27.3%, to $7.2 million from $9.9 million in 2016. Overall gross margin decreased due to subdued market conditions (e.g., lower gold and silver sales volume) compared to the prior year quarter. The Company’s profit margin percentage decreased by 6.5% to 0.434% from 0.464% in 2016 and was largely attributable to higher forward contracts, which increase revenues but have negligible impact on the gross margin. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
The wholesale trading ticket volume for the three months ended December 31, 2017 decreased by 4,934 tickets, or 14.0%, to 30,264 tickets from 35,198 tickets in 2016. The decrease in our trading ticket volume was primarily due to subdued market conditions.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Six Months Ended December 31,	2017		2016		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$12,813	0.337%	$17,923	0.456%	$(5,110)	(28.5)%
Performance Metric
Wholesale trading ticket volume	60,147		57,229		2,918	5.1%

Gross profit for the six months ended December 31, 2017 decreased by $5.1 million, or 28.5%, to $12.8 million from $17.9 million in 2016. Overall gross margin decreased due to subdued market conditions (e.g., lower gold and silver sales volume) compared to the prior fiscal year. The Company’s profit margin percentage decreased by 26.2% to 0.337% from 0.456% in 2016 and was largely attributable to higher forward contracts, which increase revenues but have negligible impact on the gross margin. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
The wholesale trading ticket volume for the six months ended December 31, 2017 increased by 2,918 tickets, or 5.1%, to 60,147 tickets from 57,229 tickets in 2016. The increase in our trading ticket volume was primarily the result of an increase in customer usage of our online portal. Generally, the quantity-size (i.e., ounces) of customer orders placed through the portal is less than the quantity size of orders processed through our trading desk.
Selling, General and Administrative Expenses — Wholesale Trading & Ancillary Services

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Three Months Ended December 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(5,724)	(0.347)%	$(6,131)	(0.288)%	$(407)	(6.6)%

Selling, general and administrative expenses for the three months ended December 31, 2017 decreased $0.4 million, or 6.6%, to $5.7 million from $6.1 million in 2016. The change was primarily due to $0.9 million of incentive compensation expense reductions, offset by a $0.4 million non-recurring legal expense.
Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Six Months Ended December 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(11,517)	(0.303)%	$(11,795)	(0.300)%	$(278)	(2.4)%

Selling, general and administrative expenses for the six months ended December 31, 2017 decreased $0.3 million, or 2.4%, to $11.5 million from $11.8 million in 2016. The change was primarily due to $1.4 million of incentive compensation expense reductions, offset by $0.3 million of stock compensation expense and a $0.4 million of non-recurring legal expense.

Interest Income — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Three Months Ended December 31,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$3,268	0.198%	$2,959	0.139%	$309	10.4%
Performance Metric
Number of secured loans at period-end	2,823		1,698		1,125	66.3%

Interest income for the three months ended December 31, 2017 increased $0.3 million, or 10.4%, to $3.3 million from $3.0 million in 2016. This increase was primarily due to increases in interest rates and the aggregate value of the secured loan portfolio. Interest income from our secured loan portfolio increased by $0.4 million or by 23.1% in comparison to the same year-ago period. The number of secured loans outstanding increased by 66.3% to 2,823 from 1,698 in 2016. The aggregate increased in interest income was offset by decreases in other finance product income.
Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Six Months Ended December 31,	2017		2016		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$6,429	0.169%	$5,818	0.148%	$611	10.5%
Performance Metric
Number of secured loans at period-end	2,823		1,698		1,125	66.3%

Interest income for the six months ended December 31, 2017 increased $0.6 million, or 10.5%, to $6.4 million from $5.8 million in 2016. Interest income from our secured loan portfolio increased by $0.8 million or by 22.2% in comparison to the same year-ago period. This increase was primarily due to increases in interest rates and the aggregate value of the secured loan portfolio. The number of secured loans outstanding increased by 66.3% to 2,823 from 1,698 in 2016. The aggregate increase in interest income was offset by decreases in other finance product income. Our finance fees earned related to repurchase arrangements with customers decreased by 5.3% or by $0.1 million in comparison to the same year-ago period.

Interest Expense — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Three Months Ended December 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(3,159)	(0.191)%	$(2,447)	(0.115)%	$712	29.1%

Interest expense for the three months ended December 31, 2017 increased $0.7 million, or 29.1% to $3.2 million from $2.4 million in 2016. The increase was related primarily to a significantly greater usage of our lines of credit, as a result from continued growth in the business, higher average inventory levels primarily related to product financing arrangements, amortization costs related to loan fees related to third party financing arrangements, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases. In comparison to the same year-ago period, interest expense increased by $0.6 million or by 33.7% related to our Trading Credit Facility.
Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Six Months Ended December 31,	2017		2016		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(5,813)	(0.153)%	$(4,688)	(0.119)%	$1,125	24.0%

Interest expense for the six months ended December 31, 2017 increased $1.1 million, or 24.0% to $5.8 million from $4.7 million in 2016. The increase was related primarily to a significantly greater usage of our lines of credit, as a result from continued growth in the business, holding higher average inventory levels primarily related to product financing arrangements, amortization costs related to loan fees related to third party financing arrangements, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases. In comparison to the same year-ago period, interest expense increased by $0.7 million or by 23.7% related to our Trading Credit Facility (including debt amortization costs), by $0.1 million or by 23.2% related to loan servicing costs paid to a third-party, and by $0.1 million or by 22.2% related to product financing agreements (or "reverse-repurchase arrangements").

Direct Sales Segment Results of Operations
Overview of Results of Operations for the three months ended December 31, 2017 and 2016
The Direct Sales segment was created on August 28, 2017 as a result of the Goldline acquisition, thus comparative prior period data is not available. The operating results of our Direct Sales segment for the three months ended December 31, 2017 are as follows:

in thousands, except performance metrics
Three Months Ended December 31,	2017
	$		% of revenue
Revenues	$29,296	(a)	100.000%
Gross profit	1,748		5.967%	(b)
Selling, general and administrative expenses	(3,625)		(12.374)%
Interest expense	(200)		(0.683)%
Net loss before provision for income taxes	$(2,077)		(7.090)%

Performance Metrics:
Gold ounces sold(1)	7,000
Silver ounces sold(2)	132,000
Direct Sales segment ticket volume(3)	4,019

_________________________________

(a)	Includes $10.8 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b)	Gross profit percentage realized from sales, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary services segment, is 12.922% for the three-month period.

(1)	Gold ounces sold represents the ounces of gold product sold to third-party customers during the three-month period.

(2)	Silver ounces sold represents the ounces of silver product sold to third-party customer during the three-month period.

(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed.

Overview of Results of Operations for the Six Months Ended December 31, 2017 and 2016
The Direct Sales segment was created on August 28, 2017 as a result of the Goldline acquisition, thus comparative prior period data is not available. The operating results of our Direct Sales segment for the six months ended December 31, 2017 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2017
	$		% of revenue
Revenues	$39,666	(a)	100.000%
Gross profit	3,409		8.594%	(b)
Selling, general and administrative expenses	(4,808)		(12.121)%
Interest expense	(279)		(0.703)%
Net loss before provision for income taxes	$(1,678)		(4.230)%

Performance Metrics:
Gold ounces sold(1)	9,000
Silver ounces sold(2)	152,000
Direct Sales ticket volume(3)	6,930

_________________________________

(a)	Includes $17.7 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b)	Gross profit percentage, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 19.350% for the six-month period.

(1)	Gold ounces sold represents the ounces of gold product sold to third-party customers during the six-month period.

(2)	Silver ounces sold represents the ounces of silver product sold to third-party customer during the six-month period.

(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed.

Segment Results — Direct Sales
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Revenues for the three months ended December 31, 2017 were $29.3 million. The total amount of gold and silver sold to third-party customers was 7,000 ounces and 132,000 ounces, respectively. Gross profit for the three months ended December 31, 2017 was $1.7 million. Selling, general and administration expenses and for the three months ended December 31, 2017 was $3.6 million.
Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016
Revenues for the six months ended December 31, 2017 were $39.7 million. The total amount of gold and silver sold to third-party customers was 9,000 ounces and 152,000 ounces, respectively. Gross profit for the six months ended December 31, 2017 was $3.4 million. Selling, general and administration expenses and for the six months ended December 31, 2017 was $4.8 million.

LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of December 31, 2017, approximately 92% of our assets consisted of cash, customer receivables, derivative assets, secured loans receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
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
Lines of Credit

in thousands
	December 31, 2017	June 30, 2017	December 31, 2017 Compared to June 30, 2017
Lines of credit	$214,000	$180,000	$34,000

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
Debt Obligation (Related Party)

in thousands
	December 31, 2017	June 30, 2017	December 31, 2017 Compared to June 30, 2017
Debt Obligation - related party	$6,873	$—	$6,873
The Company entered into a privately placed credit facility in the amount of $7.5 million (the “Goldline Credit Facility”) with various lenders (see Note 14). Borrowings under the Goldline Credit Facility were used to finance a portion of the consideration payable pursuant to the Goldline acquisition (see Note 1).

Liability on Borrowed Metals

in thousands
	December 31, 2017	June 30, 2017	December 31, 2017 Compared to June 30, 2017
Liability on borrowed metals	$19,526	$5,625	$13,901
We borrow precious metals from our suppliers under short-term arrangements. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Liabilities also arise from unallocated positions held in our inventory.
Product Financing Arrangements

in thousands
	December 31, 2017	June 30, 2017	December 31, 2017 Compared to June 30, 2017
Product financing arrangements	$120,161	$135,343	$(15,182)
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
Secured Loans

in thousands
	December 31, 2017	June 30, 2017	December 31, 2017 Compared to June 30, 2017
Secured loans	$96,971	$91,238	$5,733
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
The following summarizes components of our condensed consolidated statements of cash flows for the six months ended December 31, 2017 and 2016:

in thousands
Six Months Ended	December 31, 2017	December 31, 2016	December 31, 2017 Compared to December 31, 2016
Net cash used in operating activities	$(11,677)	$(16,413)	4,736
Net cash used in investing activities	$(13,878)	$(21,755)	7,877
Net cash provided by financing activities	$24,507	$34,296	(9,789)
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash used in operating activities
Operating activities used $11.7 million and used $16.4 million in cash for the six months ended December 31, 2017 and 2016, respectively, representing a $4.7 million decrease in the use of cash compared to the six months ended December 31, 2016. This period over period decrease in the of use of funds (i.e., used less funds) in operating activities was primarily due to changes in the balances of receivables, derivative assets, deferred income taxes, inventory, liability on borrowed metals, offset by changes in the balances of secured loans, income taxes receivables, income taxes payable, and accounts payable, and derivative liabilities.
Net cash used in investing activities
Investing activities used $13.9 million and used $21.8 million in cash for the six months ended December 31, 2017 and 2016, respectively, representing a $7.9 million decrease in the use of cash compared to the six months ended December 31, 2016. This period over period decrease is the result of the change in balance of secured loans of $13.5 million, offset by an increase in the use of cash for corporate acquisition activity of $6.1 million compared to the comparable prior period.
Net cash provided by financing activities
Financing activities provided $24.5 million and provided $34.3 million in cash for the six months ended December 31, 2017 and 2016, respectively, representing a decrease of $9.8 million in funds provided by financing activities compared to the six months ended December 31, 2016. This period over period decrease in funds provided by financing activities was primarily due to changes in the balance of product financing arrangements of $77.3 million, and partially offset by the change in the balance of the Trading Credit Facility of $61.0 million and a new related party debt obligation of $7.5 million in the current period.
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
Commodities Risk and Derivatives
We use a variety of strategies to manage our risk including fluctuations in commodity prices for precious metals. Our inventories consist of, and our trading activities involve, precious metals and precious metal products, whose prices are linked to the corresponding precious metal commodity prices. Inventories purchased or borrowed by us are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier or deliver metals to the customer.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at December 31, 2017 are scheduled to settle within 30 days.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Unrealized gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, and the net realized gains and losses for futures and option contacts are recorded in cost of sales. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income. For the three months ended December 31, 2017 and 2016, the net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $(12.6) million and (22.9) million, respectively.
For the six months ended December 31, 2017 and 2016, the net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $2.0 million and $(19.0) million, respectively.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of December 31, 2017 and at June 30, 2017:

in thousands	December 31, 2017	June 30, 2017
Inventory	$335,235	$284,659
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(129)	(40)
Premium on metals position	(4,365)	(4,088)
Inventory value not hedged	(4,494)	(4,128)

Subtotal	330,741	280,531
Commitments at market:
Open inventory purchase commitments	549,114	587,687
Open inventory sales commitments	(170,720)	(121,602)
Margin sale commitments	(6,974)	(7,936)
In-transit inventory no longer subject to market risk	(1,502)	(3,931)
Unhedgable premiums on open commitment positions	1,442	495
Borrowed precious metals	(19,526)	(5,625)
Product financing arrangements	(120,161)	(135,343)
Advances on industrial metals	6,487	1,580
Inventory subject to price risk	568,901	595,856

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	374,485	462,231
Precious metals futures contracts at market values	193,772	133,450
Total market value of derivative financial instruments	568,257	595,681

Net inventory subject to commodity price risk	$644	$175

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At December 31, 2017, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.
Commitments and Contingencies
Refer to Note 15 for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2017 and June 30, 2017, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	December 31, 2017	June 30, 2017
Purchase commitments	$549,114	$587,687
Sales commitments	$(170,720)	$(121,602)
Margin sale commitments	$(6,974)	$(7,936)
Open forward contracts	$374,485	$462,231
Open futures contracts	$193,772	$133,450
Foreign exchange forward contracts	$2,299	$2,213
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
Revenue Recognition
The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between the trade and settlement dates, the Company has essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivative at the trade date with any corresponding unrealized gain (loss), shown as component of cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are settled, the unrealized gains and losses are reversed, and revenue is recognized for contracts that are physically settled. For contracts that are net settled, the realized gains and losses are recorded in cost of sales, with the exception of forward contracts, where their associated realized gain ans losses are recorded in revenue and cost of sales.

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
Inventories include amounts borrowed from suppliers and customers arising from various arrangements including unallocated metal positions held by customers in the Company’s inventory, amounts due to suppliers for the use of consigned inventory, as well as shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.)
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
We record an estimate of the fair value of contingent consideration, related to the earn-out obligations to SilverTowne LP related to SilverTowne Mint transaction. On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST, which are considered Level 3 inputs (see Note 3). Consequentially, the assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value.
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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework ("2013 framework"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017 based on criteria in Internal Control –Integrated Framework issued by the COSO.
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
We are subject to fluctuations in interest rates based on the variable interest under the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus (i) 2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 1.56% as of December 31, 2017.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 47.8% of A-Mark's revenues for the six months ended December 31, 2017. Those same two customers represented 37.6% of A-Mark's revenues for the six months ended December 31, 2016. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
The recently passed Tax Cuts and Jobs Act is expected to have a significant impact on us.
On December 22, 2017, the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.
With respect to deferred tax assets (net of deferred tax liabilities) that are in existence as of the enactment date of the Tax Act (i.e., valued using a 35.0% federal tax rate), the Company has been negatively impacted by the (1) new corporate tax rates, and (2) the effective date of the new provision, the effect of which is to preclude taxpayers from carrying net operating losses (NOLs) back to prior taxable years. This is because any realization of deferred taxes during the remaining portion of the fiscal year against taxable income will be realized at a lower 28.06% blended tax rate. Further, to the extent the realization of such deferred tax assets were to exceed such taxable income, resulting in an NOL, such NOL can no longer be carried back to a prior tax year and can only be carried forward to subsequent years for realization at a 21.0% tax rate.
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

A-MARK PRECIOUS METALS, INC.
Date:	February 9, 2018	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	February 9, 2018	By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	February 9, 2018
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	February 9, 2018
Cary Dickson	(Principal Financial Officer)