Form 10-Q
period 2018-03-31
A-Mark Precious Metals, Inc.
filed 2018-05-11
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 7, 2018, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data) (unaudited)

	March 31, 2018	June 30, 2017

ASSETS
Current assets:
Cash	$4,941	$13,059
Receivables, net	41,260	39,295
Derivative assets	7,635	17,587
Secured loans receivable	109,493	91,238

Inventories:
Inventories	402,047	149,316
Restricted inventories	97,370	135,343
	499,417	284,659

Income taxes receivable	1,521	—
Prepaid expenses and other assets	3,509	1,183
Total current assets	667,776	447,021

Plant, property and equipment, net	7,863	6,607
Goodwill	10,331	8,881
Intangibles, net	8,405	4,065
Long-term investments	8,245	7,967
Deferred tax assets - non-current	4,198	3,959
Total assets	$706,818	$478,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$210,000	$180,000
Liability on borrowed metals	243,295	5,625
Product financing arrangements	97,370	135,343
Accounts payable	51,833	41,947
Derivative liabilities	18,171	34,582
Note payable (related party)	—	500
Accrued liabilities	6,042	4,945
Income taxes payable	—	1,418
Total current liabilities	626,711	404,360
Debt obligation (related party)	6,993	—
Other long-term liabilities (related party)	1,049	1,117
Total liabilities	634,753	405,477

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of March 31, 2018 and June 30, 2017	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 shares issued and outstanding as of March 31, 2018 and June 30, 2017	71	71
Additional paid-in capital	24,546	23,526
Retained earnings	43,947	45,994
Total A-Mark Precious Metals, Inc. stockholders’ equity	68,564	69,591
Non-controlling interest	3,501	3,432
Total stockholders’ equity	72,065	73,023
Total liabilities, non-controlling interest and stockholders’ equity	$706,818	$478,500
See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)
(unaudited)

		Three Months Ended		Nine Months Ended
		March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenues		$1,994,963	$1,730,845	$5,839,491	$5,662,859
Cost of sales		1,987,536	1,723,513	5,815,842	5,637,604
Gross profit		7,427	7,332	23,649	25,255

Selling, general and administrative expenses		(9,423)	(5,989)	(25,748)	(17,784)
Interest income		4,087	3,283	10,516	9,101
Interest expense		(3,642)	(2,700)	(9,734)	(7,388)
Other income		99	191	811	270
Unrealized gain (loss) on foreign exchange		(32)	21	6	12
Net (loss) income before provision for income taxes		(1,484)	2,138	(500)	9,466
Provision for income taxes		807	(833)	209	(3,482)
Net (loss) income		(677)	1,305	(291)	5,984
Add:	Net (loss) gain attributable to non-controlling interest	(44)	139	69	118
Net (loss) income attributable to the Company		$(633)	$1,166	$(360)	$5,866

Basic and diluted net (loss) income per share attributable to A-Mark Precious Metals, Inc.:
Basic		$(0.09)	$0.17	$(0.05)	$0.83
Diluted		$(0.09)	$0.16	$(0.05)	$0.82

Dividends per share		$0.08	$0.08	$0.24	$0.22

Weighted average shares outstanding:
Basic		7,031,400	7,023,300	7,031,400	7,028,700
Diluted		7,031,400	7,129,500	7,031,400	7,121,500

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)

(unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interest	Total Stockholders’ Equity
Balance, June 30, 2017	7,031,450	$71	$23,526	$45,994	$69,591	$3,432	$73,023
Net (loss) income	—	—	—	(360)	(360)	69	(291)
Share-based compensation	—	—	1,020	—	1,020	—	1,020
Dividends declared	—	—	—	(1,687)	(1,687)	—	(1,687)
Balance, March 31, 2018	7,031,450	$71	$24,546	$43,947	$68,564	$3,501	$72,065

See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

Nine Months Ended	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net (loss) income	$(291)	$5,984
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,994	1,120
Amortization of loan cost	1,055	583
Deferred income taxes	(239)	(5,659)
Interest added to principal of secured loans	(41)	(50)
Change in accrued earn-out (non-cash)	(529)	(198)
Share-based compensation	1,020	675
Earnings from equity method investment	(278)	(73)
Changes in assets and liabilities:
Receivables	(919)	439
Secured loans	313	(18,163)
Secured loans to Former Parent	(9,352)	(6,595)
Derivative assets	10,777	29,094
Income tax receivable	(1,521)	6,071
Inventories	(202,217)	(100,474)
Prepaid expenses and other assets	(2,330)	(428)
Accounts payable	7,590	(2,618)
Derivative liabilities	(16,411)	(20,609)
Liabilities on borrowed metals	228,720	2,085
Accrued liabilities	(1,597)	(2,266)
Receivable from/payables to Former Parent	—	203
Income taxes payable	(1,418)	6,038
Net cash provided by (used in) operating activities	14,326	(104,841)
Cash flows from investing activities:
Capital expenditures for property and equipment	(821)	(1,932)
Secured loans, net	(9,175)	2,636
Acquisition of subsidiary, net of cash	(9,548)	(3,421)
Net cash used in investing activities	(19,544)	(2,717)
Cash flows from financing activities:
Product financing arrangements, net	(37,973)	97,092
Dividends	(1,686)	(1,546)
Borrowings under lines of credit, net	30,000	1,000
Proceeds from issuance of debt obligation payable to related party	7,500	—
Repayments on notes payable to related party	(500)	—
Stock award grant	—	172
Debt funding fees	(241)	—
Excess tax benefit of share-based award	—	138
Net cash (used in) provided by financing activities	(2,900)	96,856

Net decrease in cash, cash equivalents, and restricted cash	(8,118)	(10,702)
Cash, cash equivalents, and restricted cash, beginning of period	13,059	17,142
Cash, cash equivalents, and restricted cash, end of period	$4,941	$6,440

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

Nine Months Ended	March 31, 2018	March 31, 2017
( - Continued from preceding page - )
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$7,773	$6,333
Income taxes	$2,944	$2,953

Non-cash investing and financing activities:
Interest added to principal of secured loans	$41	$50
Debt funding fee	$534	$—
Contribution of assets from minority interest	$—	$3,454
Payable to minority interest partner for acquired business	$—	$500
Earn out obligation payable to minority interest partner	$—	$1,523
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
Business Segments
The Company conducts its operations in two reportable segments: (1) Wholesale Trading & Ancillary Services, and (2) Direct Sales. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”) (See Note 18).
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
The Company entered into the Direct Sales segment through its acquisition of substantially all of the assets of Goldline, LLC ("Goldline, LLC" or the "Seller"), pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”), dated August 14, 2017, between Goldline (then known as Goldline Acquisition Corp.) and the Seller. The transaction closed on August 28, 2017 (the "Closing Date"). On the Closing Date, the estimated purchase price for the net assets was approximately $10.0 million (the “Initial Provisional Purchase Price”), which was based on the Seller’s preliminary balance sheet dated as of July 31, 2017. The net assets acquired consisted of both intangible assets, which the parties agreed had an aggregate fair value of $6.4 million, and specified net tangible assets of the Seller, which the parties initially agreed had an estimated aggregate fair value of $3.6 million, subject to post-closing adjustment as described below. In connection with the closing, Goldline paid to the Seller an amount equal to the Initial Provisional Purchase Price less $1.5 million (the "Holdback Amount"), which amount was held back and deposited into escrow to serve as security for the Seller’s indemnification obligations under the Purchase Agreement. As of March 31, 2018, none of the Holdback Amount had been released.
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

The difference between the Initial Provisional Purchase Price and the Revised Provisional Purchase Price of $0.5 million ($10.0 million less $9.5 million) has been recorded in receivables in the condensed consolidated balance sheet as of March 31, 2018.
Acquisition costs of $0.8 million were expensed as incurred as selling, general and administrative expenses, of which $0.6 million was recorded by the Company during the nine months ended March 31, 2018.
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
Pro-Forma Information
The following unaudited pro-forma information for the three and nine months ended March 31, 2018 and 2017 assumes the acquisition of the net assets of Goldline, LLC occurred on July 1, 2016, that is, the first day of fiscal year 2017:

in thousands, except for EPS	(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Pro-forma revenue	$1,994,963	$1,747,526	$5,840,648	$5,746,474
Pro-forma net (loss) income	$(633)	$276	$(307)	$6,152
Pro-forma basic (loss) earnings per share	$(0.09)	$0.04	$(0.04)	$0.88
Pro-forma dilutive (loss) earnings per share	$(0.09)	$0.04	$(0.04)	$0.86

The above pro-forma supplemental information does not purport to be indicative of what the Company's operations would have been had these transactions occurred on July 1, 2016 and should not be considered indicative of future operating results. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro-forma effects directly attributable to the acquisition of Goldline. The unaudited pro-forma information accounts for amortization of acquired intangible assets (based on the preliminary purchase price allocation and an estimate of their useful lives), incremental financing costs resulting from the acquisition, elimination of prior sales and purchases between the entities, elimination of acquisition costs and an application of the Company's tax rate. For each of the presented periods shown above, the Company used the tax rate of 37.5% as an approximation of our historical statutory tax rate, which excludes the effects of the recently enacted Tax Cuts and Jobs Act legislation (see Note 12). The unaudited pro-forma results do not include any anticipated cost savings or other effects of the planned integration of Goldline.
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
Spinoff from Spectrum Group International, Inc.
On March 14, 2014, the Company's former parent, Spectrum Group International, Inc. (including its subsidiaries, "SGI" or the "Former Parent"), effected a spinoff (the "spinoff" or the "Distribution") of the Company from SGI. As a result of the Distribution, the Company became a publicly traded company independent from SGI. On March 17, 2014, A-Mark’s shares of common stock commenced trading on the NASDAQ Global Select Market under the symbol "AMRK."
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The condensed consolidated financial statements reflect the financial condition, results of operations, statement of stockholder equity and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). These condensed consolidated financial statements include the accounts of A-Mark, and its wholly owned subsidiaries, CFC, AMTAG, TDS, Logistics, Goldline and its majority owned affiliate AMST (collectively the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. For the three and nine months ended March 31, 2018 and 2017 net income (loss) equaled comprehensive income (loss) as there were no items of comprehensive income (loss).
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “2017 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2017 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2017 Annual Report.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of fair value, allowances for doubtful accounts, impairment assessments of plant, property and equipment and intangible assets, valuation allowance determination on deferred tax assets, contingent earn-out liabilities, contingent interest liabilities, and revenue recognition judgments. Significant estimates also include the Company's fair value determination with respect to its financial instruments and precious metals inventory. Actual results could materially differ from these estimates.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2018 and June 30, 2017.
As of March 31, 2018 and June 30, 2017, the Company has $0.5 million and $0.0 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California (see Note 15).
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
We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. As of March 31, 2018 and June 30, 2017, the Company did not identify any impairments.
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
Contingent Earn-out Liability
We record an estimate of the fair value of contingent consideration related to the earn-out obligation to SilverTowne LP related to the SilverTowne Mint acquisition. On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST, which are considered Level 3 inputs (see Note 3). Consequentially, the assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. As of March 31, 2018 and June 30, 2017 the balance of contingent liability was $588,000 and $1,325,000 respectively, and the current portion of this liability is shown as a component in other long-term liabilities. Below is a reconciliation of the contingent earn out liability for the nine months ended March 31, 2018.

in thousands
Contingent
Liabilities at fair value, based on Level 3 inputs:	Consideration
Balance at June 30, 2017	$1,325
Revaluation adjustment	(529)
Amount paid to SilverTowne	(208)
Balance at March 31, 2018	$588

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

Trades Types of Products that are Physically Delivered
The Company’s contracts to sell precious metals to customers are usually settled with the physical delivery of metals to the customer, although net settlement (i.e., settlement at an amount equal to the difference between the contract value and the market price of the metal on the settlement date) is permitted. Below is a summary of the Company’s major trade order types and the key factors that determine when settlement occurs and when revenue is recognized for each type:

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

Other Income
The Company's other income is derived from the Company's proportional interest in the reported net income or net loss in an investee accounted for under the equity method of accounting and the gains or losses associated with revaluation adjustments to the contingent earn-out liability associated with its AMST investment.
For the three months ended March 31, 2018 and 2017, the Company's proportional interest in the investee's reported net income (loss) from its equity method investment was $99,000 and $(6,000), respectively; and for the nine months ended March 31, 2018 and 2017 was $278,000 and $73,000, respectively.
For the three months ended March 31, 2018 and 2017, the net gains associated with revaluation adjustments to the contingent earn-out liability was zero and $198,000, respectively; and for the nine months ended March 31, 2018 and 2017 was $529,000 and $198,000, respectively.
Advertising
Advertising expense was $961,000 and $176,000, respectively, for the three months ended March 31, 2018 and 2017. Advertising expense was $2,537,000 and $542,000, respectively, for the nine months ended March 31, 2018 and 2017. The increase in advertising expense for the three and nine months ended periods primarily relates to our acquisition of Goldline. See Note 18 for bifurcation of expenses by segment.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $1,315,000 and $1,052,000, respectively, for the three months ended March 31, 2018 and 2017. Shipping and handling costs incurred totaled $3,498,000 and $3,349,000, respectively, for the nine months ended March 31, 2018 and 2017.

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
The Company's condensed consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the Distribution of the company when it was a member of the consolidated income tax return group of its Former Parent (Spectrum Group International, Inc.) Following its spin-off, the Company files federal and state income tax filings that are separate from the Former Parent's tax filings. The Company recognizes current and deferred income taxes as a separate taxpayer for periods ending after the date of Distribution.
Earnings per Share ("EPS")
The Company computes and reports both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings (losses) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings (losses) by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the total potential dilution that could occur from outstanding equity awards, including unexercised stock options, utilizing the treasury stock method.
A reconciliation of shares used in calculating basic and diluted earnings per common shares for the three and nine months ended March 31, 2018 and 2017, is presented below.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Basic weighted average shares outstanding	7,031	7,023	7,031	7,029
Effect of common stock equivalents — stock issuable under outstanding equity awards	—	107	—	93
Diluted weighted average shares outstanding	7,031	7,130	7,031	7,122

Since the Company incurred a net loss for the three and nine months ended March 31, 2018, basic and diluted EPS were the same, as the inclusion of 853,015 potential common shares, related to outstanding stock options, in the computation of net loss per share would have been anti-dilutive.
Dividends
Dividends are recorded if and when declared by the Board of Directors. During the three months ended March 31, 2018, the Board of Directors declared a cash dividend of $0.08 per share, totaling $0.24 of dividends per share for the nine months ended March 31, 2018. For the three months ended March 31, 2017, the Board of Directors declared a cash dividend of $0.08 per share, totaling $0.22 of dividends per share for the nine months ended March 31, 2017 (see Note 16 and Note 19).
Recently Adopted Accounting Pronouncements
From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).
In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”), to ASC 740 “Income Taxes”. SAB 118 was issued by the SEC in December 2018 to provide immediate guidance for accounting implications of U.S. tax reform under the “Tax Cuts and Jobs Act” (the “Tax Act”). SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Reform Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Reform Act is complete and reported in the Tax Reform Act’s enactment period, (ii) the accounting for the income tax effect of the Tax Reform Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Reform Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Reform Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company has evaluated the potential impacts of SAB 118 and has applied this guidance to its consolidated financial statements and related disclosures beginning in the second quarter of its fiscal year 2018. For additional information on SAB 118 and the impacts of the Tax Act on the Company’s consolidated financial statements and related disclosures (see Note 12).
Recent Accounting Pronouncements Not Yet Adopted
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, (“ASU 2017-01”). The objective of ASU 2017-01 is to clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018 (for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years). ASU 2017-01 should be applied prospectively and we do not believe that its adoption will have a material impact on our consolidated financial position, results of operations or cash flows and related disclosures.
In August 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for the Company on July 1, 2018 (for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years). The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We will adopt the requirements of the new standard in the first quarter of fiscal 2019 and do not currently expect adoption to have a material impact on our financial statements.
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

3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2018 and June 30, 2017.

in thousands
	March 31, 2018		June 30, 2017
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$4,941	$4,941	$13,059	$13,059
Receivables, net	41,260	41,260	39,295	39,295
Secured loans receivable	109,493	109,493	91,238	91,238
Derivative asset on open sale and purchase commitments, net	1,233	1,233	931	931
Derivative asset on option contracts	144	144	—	—
Derivative asset on futures contracts	1,059	1,059	1,273	1,273
Derivative asset on forward contracts	5,199	5,199	15,383	15,383
Income taxes receivable	1,521	1,521	—	—
Financial liabilities:
Lines of credit	$210,000	$210,000	$180,000	$180,000
Debt obligation (related party)	6,993	6,993	—	—
Liability on borrowed metals	243,295	243,295	5,625	5,625
Product financing arrangements	97,370	97,370	135,343	135,343
Derivative liability on margin accounts	3,841	3,841	4,797	4,797
Derivative liability on price protection programs	57	57	—	—
Derivative liability on open sale and purchase commitments, net	14,273	14,273	29,785	29,785
Accounts payable	51,833	51,833	41,947	41,947
Accrued liabilities	6,042	6,042	4,945	4,945
Other long-term liabilities (related party) (1)	1,049	1,049	1,117	1,117
Income taxes payable	—	—	1,418	1,418
Note payable - related party	—	—	500	500

(1) Includes estimated contingent amounts due to SilverTowne and to Goldline Lenders.

The fair values of the financial instruments shown in the above table as of March 31, 2018 and June 30, 2017 represent the amounts that would be received upon the sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
The carrying amounts of cash, secured loans receivable, receivables, income taxes receivable, accounts payable, income taxes payable, note payable, and accrued liabilities approximate fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities, liability on borrowed metals and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit and debt obligation approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value of other long-term liabilities represents the long-term portion of contingent earn-out liabilities that are remeasured on a quarterly basis.

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
Liability on Price Protection Programs. The Company records an estimate of the fair value of the liability on price protection programs based on the difference between the contractual price at trade date and the retail price at the remeasurement date (i.e., quarter-end) based on the expected redemption rate of each program. As of March 31, 2018, the Company used the quoted market price based on the current spot rate and used an expected redemption rate of 100% for the price shield program, the most significant of the price protection programs. The use of a throughput rate of each program ignores the future price volatility that would affect the timing and rate of redemption under these programs, and, as a result, the liability on price protection programs is classified in Level 3 of the valuation hierarchy.
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
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and June 30, 2017, aggregated by the level in the fair value hierarchy within which the measurements fall:

	March 31, 2018
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$499,255	$—	$—	$499,255
Derivative assets — open sale and purchase commitments, net	1,233	—	—	1,233
Derivative assets — option contracts	144	—	—	144
Derivative assets — futures contracts	1,059	—	—	1,059
Derivative assets — forward contracts	5,199	—	—	5,199
Total assets, valued at fair value	$506,890	$—	$—	$506,890
Liabilities:
Liability on borrowed metals	$243,295	$—	$—	$243,295
Product financing arrangements	97,370	—	—	97,370
Derivative liabilities — price protection programs	—	—	57	57
Derivative liabilities — liability on margin accounts	3,841	—	—	3,841
Derivative liabilities — open sale and purchase commitments, net	14,273	—	—	14,273
Derivative liabilities — future contracts	—	—	—	—
Derivative liabilities — forward contracts	—	—	—	—
Contingent earn-out liability	$—	$—	$588	$588
Total liabilities, valued at fair value	$358,779	$—	$645	$359,424
____________________
(1) Commemorative coin inventory totaling $162,000 is held at lower of cost or market and is thus excluded from this table.

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
The Company uses Level 3 inputs to measure the fair value of its investments on a non-recurring basis. The Company's two investments in noncontrolled entities do not have readily determinable fair values. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the carrying value of the instruments to the Company. As of March 31, 2018 and June 30, 2017, the carrying value of the Company's investments totaled $8.2 million and $8.0 million, respectively. During the three and nine months ended March 31, 2018 and 2017, the Company did not record any impairments related to these investments.
The Company also uses Level 3 inputs to measure the fair value of goodwill and other intangibles on a non-recurring basis. These assets are measured at cost and are written down to fair value on the annual measurement dates or on the date of a triggering event, if impaired. As of March 31, 2018, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not remeasured.

4.	RECEIVABLES
Receivables consist of the following as of March 31, 2018 and June 30, 2017:

in thousands
	March 31, 2018	June 30, 2017

Customer trade receivables	$26,398	$31,949
Wholesale trade advances	12,925	2,457
Due from brokers	1,967	4,919
Subtotal	41,290	39,325
Less: allowance for doubtful accounts	(30)	(30)
Receivables, net	$41,260	$39,295

Customer Trade Receivables. Customer trade receivables represent short-term, non-interest bearing amounts due from precious metal sales, advances related to financing products, and other secured interests in assets of the customer. Also, the balance as of March 31, 2018 includes an estimate of the amount due from the seller of Goldline for $0.5 million for the difference between the initial provisional purchase price and the revised provisional purchase price (See Note 1).
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

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Nine Months Ended March 31, 2018	$30	$—	$—	$30
Year Ended June 30, 2017	$30	$—	$—	$30

5.	SECURED LOANS RECEIVABLE
Below is a summary of the carrying value of our secured loans as of March 31, 2018 and June 30, 2017:

in thousands
	March 31, 2018		June 30, 2017

Secured loans originated	$22,051		$30,864
Secured loans originated - with a related party	9,352		—
	31,403		30,864
Secured loans acquired	78,090	(1)	60,374	(2)
Secured loans (current and long-term)	$109,493		$91,238
_________________________________
(1)    Includes $54,000 of loan premium as of March 31, 2018.
(2)    Includes $72,000 of loan premium as of June 30, 2017.
Secured Loans - Originated: Secured loans include short-term loans, which include a combination of on-demand lines and short term facilities, and long-term loans that are made to our customers. These loans are fully secured by the customers' assets that include bullion, numismatic and semi-numismatic material, which are typically held in safekeeping by the Company. (See Note 13 for further information regarding our secured loans made to related parties.)

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
    As of March 31, 2018 and June 30, 2017, our secured loans carried weighted-average effective interest rates of 9.6% and 9.2%, respectively, and mature in periods generally ranging typically from on-demand to one year.
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
Credit Quality of Secured Loans Receivables and Allowance for Credit Losses
The Company applies a systematic methodology to determine the allowance for credit losses for secured loan receivables. The secured loan receivables portfolio is comprised solely of secured loans with similar risk profiles. This similarity allows the Company to apply a standard methodology to determine the credit quality for each loan. The credit quality of each loan is generally determined by the secured material, the initial and ongoing collateral value determination and the assessment of loan-to-value determination. Typically, the Company's secured loan receivables within its portfolio have similar credit risk profiles and methods for assessing and monitoring credit risk.
The Company evaluates its loan portfolio in one of two classes of secured loan receivables: those loans secured by: 1) bullion items and 2) numismatic and semi-numismatic coins. The Company's secured loans by portfolio class, which align with management reporting, are as follows:

in thousands
	March 31, 2018		June 30, 2017
Bullion	$74,752	68.3%	$61,767	67.7%
Numismatic and semi-numismatic	34,741	31.7	29,471	32.3
	$109,493	100.0%	$91,238	100.0%
Each of the two classes of secured loans receivables (bullion and numismatic & semi-numismatic) have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. The methodology of assessing the credit quality of the secured loans acquired by the Company is similar to the secured loans originated by the Company; they are administered using the same internal reporting system, collateralized by precious metals, for which loan-to-value determination procedures are applied.
Credit Quality of Loans and Non-Performing Status
Generally, interest is due and payable within 30 days. A loan is considered past due if interest is not paid in 30 days or collateral calls are not met timely. Typically, loans do not achieve the threshold of non-performing status due to the fact that customers are generally put into default for any interest past due over 30 days and for unsatisfied collateral calls. When this occurs the loan collateral is typically liquidated within 90 days.
For certain secured loans, interest is billed monthly and, if not paid, is added to the outstanding loan balance. These secured loans are considered past due if their current loan-to-value ratio fails to meet established minimum equity levels, and the borrower fails to meet the collateral call required to reestablish the appropriate loan-to-value ratio.
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

Further information about the Company's credit quality indicators includes differentiating by categories of current loan-to-value ratios. The Company desegregates its secured loans that are collateralized by precious metal products, as follows:

in thousands
	March 31, 2018		June 30, 2017
Loan-to-value of 75% or more	$63,369	57.9%	$60,432	66.2%
Loan-to-value of less than 75%	46,124	42.1	30,806	33.8
Secured loans collateralized by precious metal products	$109,493	100.0%	$91,238	100.0%
    The Company had no loans with a loan-to-value ratio in excess of 100% at March 31, 2018 or June 30, 2017.
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
All loans are contractually subject to margin call. As a result, loans typically do not become impaired due to the fact the Company has the ability to require margin calls which are due upon receipt. Per the terms of the loan agreement, the Company has the right to liquidate the loan collateral in the event of a default. The collateral material is highly liquid and can easily be sold by the Company to pay off the loan. Such circumstances, this would result in a short term impairment that would typically result in full repayment of the loan and fees due to the Company.
For the nine months ended March 31, 2018 and 2017, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at March 31, 2018 and June 30, 2017:

in thousands
	March 31, 2018	June 30, 2017
Inventory held for sale	$71,861	$43,787
Repurchase arrangements with customers	72,567	92,496
Consignment arrangements with customers	14,162	7,368
Commemorative coins, held at lower of cost or market	162	40
Borrowed precious metals	243,295	5,625
Product financing arrangements, restricted	97,370	135,343
	$499,417	$284,659
Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of March 31, 2018 and June 30, 2017, the inventory held for sale totaled $71.9 million and $43.8 million, respectively.
Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date, whereby the Company retains legal title to the metals.The Company or the counterparty may typically terminate any such arrangement with 14 days' notice.  Upon termination the customer’s rights to repurchase any remaining inventory is forfeited. In situations when the Company uses the metal received from the customer as collateral for product financing arrangements or borrowed precious metals transactions, the inventory is reclassified to one of these other categories of inventory (see below). As of March 31, 2018 and June 30, 2017, included within inventory is $72.6 million and $92.5 million, respectively, of precious metals products subject to repurchase.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventories loaned under consignment arrangements to customers as of March 31, 2018 and June 30, 2017 totaled $14.2 million and $7.4 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventory at the lower of cost or market and totaled $162,000 and $40,000 as of March 31, 2018 and June 30, 2017, respectively.
Borrowed Precious Metals. Borrowed precious metals inventories include: (1) unallocated metal positions held by customers in the Company’s inventory, (2) amounts due to suppliers for the use of consigned inventory, (3) metals held by suppliers as collateral on advanced pool metals, and (4) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals, or cash. The Company's inventories included borrowed precious metals with market values totaling $243.3 million and $5.6 million as of March 31, 2018 and June 30, 2017, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.
Product Financing Arrangements. Inventories include amounts for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, by the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $97.4 million and $135.3 million as of March 31, 2018 and June 30, 2017, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.) As of March 31, 2018 and June 30, 2017, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(3.7) million and $(4.5) million, respectively.
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
The premium component, at market value, included in the inventories as of March 31, 2018 and June 30, 2017 totaled $3.4 million and $4.1 million, respectively.

7. PLANT, PROPERTY AND EQUIPMENT
Plant, property and equipment consists of the following at March 31, 2018 and June 30, 2017:

in thousands
	March 31, 2018	June 30, 2017
Office furniture, and fixtures	$2,055	$1,638
Computer equipment	753	462
Computer software	3,471	2,386
Plant equipment	2,292	1,979
Building	320	315
Leasehold improvements	2,796	2,571
Total depreciable assets	11,687	9,351
Less: accumulated depreciation	(5,213)	(3,885)
Property and equipment not placed in service	1,353	1,105
Land	36	36
Plant, property and equipment, net	$7,863	$6,607
Depreciation expense for the three months ended March 31, 2018 and 2017 was $431,000 and $305,000, respectively. Depreciation expense for the nine months ended March 31, 2018 and 2017 was $1,333,000 and $805,000, respectively.
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

The carrying value of goodwill and other purchased intangibles as of March 31, 2018 and June 30, 2017 is as described below:

dollar amounts in thousands
		March 31, 2018			June 30, 2017
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Identifiable intangible Assets:
Existing customer relationships	5 - 15	8,848	(5,239)	3,609	6,447	(4,636)	1,811
Non-compete and other	3 - 5	2,300	(2,039)	261	2,000	(2,000)	—
Employment agreement	3	295	(214)	81	195	(195)	—
Intangibles subject to amortization		11,443	(7,492)	3,951	8,642	(6,831)	1,811
Trade Name	Indefinite	$4,454	$—	$4,454	$2,254	$—	$2,254
		$15,897	$(7,492)	$8,405	$10,896	$(6,831)	$4,065

Goodwill	Indefinite	$10,331	$—	$10,331	$8,881	$—	$8,881

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended March 31, 2018 and 2017 was $251,000 and $108,000, respectively. Amortization expense related to the Company's intangible assets for the nine months ended March 31, 2018 and 2017 was $661,000 and $315,000, respectively. For the nine months ended March 31, 2018 and 2017, the Company did not identify any impairments related to the Company's goodwill or intangible assets.
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2018 (3 months remaining)	$253
2019	1,012
2020	1,012
2021	621
2022	571
Thereafter	482
Total	$3,951

9.	LONG-TERM INVESTMENTS
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

in thousands
	March 31, 2018	June 30, 2017
Equity method investment	$7,745	$7,467
Cost method investment	500	500
	$8,245	$7,967
Equity Method Investment
The Company applies the equity method of accounting for its investment in which it has aggregate ownership interest of 20.6%. Under the equity method of accounting, the carrying value of the investment is adjusted for the Company's proportional share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported in other income (expense) on the condensed consolidated statements of income. The Company's proportionate share of the investee’s net income

(loss) totaled $99,000 and $(6,000) for the three months ended March 31, 2018 and 2017, respectively. The Company's proportionate share of the investee’s net income totaled $278,000 and $73,000 for the nine months ended March 31, 2018 and 2017, respectively.
Cost Method Investment
The Company applies the cost method to its investment in which its ownership percentage, based on the number of fully dilutive common shares outstanding, was 2.5% as of March 31, 2018 and June 30, 2017. As of March 31, 2018 and June 30, 2017, the aggregate carrying balance of this investment was $0.5 million.

10.	ACCOUNTS PAYABLE
Accounts payable consists of the following:

in thousands
	March 31, 2018	June 30, 2017
Trade payables to customers	$677	$277
Advances from customers	44,051	36,382
Liability on deferred revenue	3,983	3,777
Other accounts payable	3,122	1,511
	$51,833	$41,947

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). Substantially all of these contracts are secured by the underlying metals positions. As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of March 31, 2018 and June 30, 2017.

	March 31, 2018				June 30, 2017

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$1,968	$(735)	$—	$1,233	$1,625	$(694)	$—	$931
Option contracts	144	—	—	144	—	—	—	—
Future contracts	1,059	—	—	1,059	1,273	—	—	1,273
Forward contracts	5,261	(62)	—	5,199	15,754	(371)	—	15,383
	$8,432	$(797)	$—	$7,635	$18,652	$(1,065)	$—	$17,587
Nettable derivative liabilities:
Open sale and purchase commitments	$15,203	$(930)	$—	$14,273	$31,568	$(1,783)	$—	$29,785
Margin accounts	6,446	—	(2,605)	3,841	7,936	—	(3,139)	4,797
Liability of price protection programs	57	—	—	57	—	—	—	—
	$21,706	$(930)	$(2,605)	$18,171	$39,504	$(1,783)	$(3,139)	$34,582

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
Below is a summary of the net gains (losses) on derivative instruments for the three and nine months ended March 31, 2018 and 2017.

in thousands
	Three Months Ended		Nine Months Ended
Three Months Ended March 31,	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open future commodity and forward contracts and open sale and purchase commitments, net	$15,041	$23,592	$5,038	$(11,241)
Realized (losses) gains on future commodity contracts, net	(3,241)	(193)	8,781	15,631
	$11,800	$23,399	$13,819	$4,390
Summary of Hedging Activity
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of March 31, 2018 and at June 30, 2017.

in thousands
	March 31, 2018	June 30, 2017
Inventory	$499,417	$284,659
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(162)	(40)
Premium on metals position	(3,375)	(4,088)
Inventory value not hedged	(3,537)	(4,128)

Subtotal	495,880	280,531
Commitments at market:
Open inventory purchase commitments	451,961	587,687
Open inventory sales commitments	(192,221)	(121,602)
Margin sale commitments	(6,446)	(7,936)
In-transit inventory no longer subject to market risk	(4,168)	(3,931)
Unhedgable premiums on open commitment positions	243	495
Borrowed precious metals	(243,295)	(5,625)
Product financing arrangements	(97,370)	(135,343)
Advances on industrial metals	5,885	1,580
Inventory subject to price risk	410,469	595,856

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	322,750	462,231
Precious metals futures contracts at market values	87,106	133,450
Total market value of derivative financial instruments	409,856	595,681

Net inventory subject to commodity price risk	$613	$175

Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of March 31, 2018 and June 30, 2017, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	March 31, 2018	June 30, 2017
Purchase commitments	$451,961	$587,687
Sales commitments	$(192,221)	$(121,602)
Margin sales commitments	$(6,446)	$(7,936)
Open forward contracts	$322,750	$462,231
Open futures contracts	$87,106	$133,450
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At March 31, 2018, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $(32,000) and $21,000 for the three months ended March 31, 2018 and 2017, respectively. Unrealized gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $6,000 and $12,000 for the nine months ended March 31, 2018 and 2017, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands	March 31, 2018	June 30, 2017
Foreign exchange forward contracts	$3,641	$2,213
Open sale and purchase commitment transactions, net	$2,918	$2,235

12.     INCOME TAXES
Income from operations before provision for income taxes is shown below:

in thousands	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Net (loss) income before provision for income taxes	$(1,484)	$2,138	$(500)	$9,466

The Company files a consolidated federal income tax return based on a June 30 tax year end. The benefit (expense) from provision for income taxes for the three and nine months ended March 31, 2018 and 2017 consists of the following:

in thousands	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Federal	$675	$(571)	$109	$(3,147)
State and local	138	(282)	107	(355)
Foreign	(6)	20	(7)	20
Provision for income taxes	$807	$(833)	$209	$(3,482)

The effective tax rate for the three and nine months ended March 31, 2018 and 2017 are set forth below:

in thousands	Three Months Ended		Nine Months Ended
Three Months Ended March 31,	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Effective tax rate	54.4%	(39.0)%	41.8%	(36.8)%

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
The final transition impacts of the Tax Act may differ materially from our estimate, due to, among other things, changes in interpretations of the Tax Act, legislative action to address questions that arise as a result of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, and updates or changes to estimates the Company has utilized to calculate the transition impacts. The Company has estimated its deferred tax assets as of the date of enactment. In addition, the Company has estimated the amount of the deferred tax assets expected to reverse by the end of the year. To the extent there are updates or changes to these estimates, there will be an adjustment to the amount recorded as expense related to the implementation of the Tax Act. These tax law changes are the primary reasons for the abnormally high effective tax rate for the three and nine months periods ended March 31, 2018. The Company has been able to make reasonable estimates of the effects of elements of the Tax Act and has recorded provisional adjustments to incorporate these estimates in our financial statements.
With respect to deferred tax assets (net of deferred tax liabilities) that are in existence as of the enactment date (i.e., valued using a 35.0% federal tax rate), the Company has been negatively impacted by the (1) new corporate tax rates, and (2) the effective date of the new provision to preclude taxpayers from carrying net operating losses (NOLs) back to prior taxable years. This is because any realization of deferred taxes during the remaining portion of the fiscal year against taxable income will be realized at a lower 28.06% blended tax rate, or a 21.0% tax rate if realized after fiscal 2018. Further, to the extent the realization of such deferred tax assets were to exceed such taxable income, resulting in an NOL, such NOL can no longer be carried back to a prior tax year and can only be carried forward to subsequent years for realization at a 21.0% tax rate.
The Tax Act reduces the corporate tax rate from 35.0% to 21.0% for tax years beginning after December 31, 2017. For fiscal year taxpayers, a blended tax rate is required to compute the current tax liability. The Company has adjusted its deferred tax rate to 21.0% or 28.06% as of December 22, 2017 depending upon when the temporary differences are expected to reverse. For certain of our deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $0.2 million, with a corresponding net adjustment to deferred income tax $0.2 million for the three and nine months ended March 31, 2018 which reflects the reduction from 35% to 28.06%. In addition, our effective tax rate includes an estimate of the amount of deferred taxes that will be realized at 21% versus the blended rate of 28.06% for the June 30, 2018 tax year. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, our estimate may be affected by other factors, including fluctuation in market pricing related to our inventory and related hedging activity. Accordingly, our estimate of the timing of the reversal of these items may ultimately impact the tax rate which is applied to the reversal of certain timing differences. The Company anticipates analyzing any adjustments each quarter and plans to finalize any adjustment within the allowable measurement period.
Tax Balances and Activity
Income Taxes Receivable and Payable
As of March 31, 2018 and June 30, 2017, income taxes receivable totaled $1.5 million and $0.0 million, respectively. As of March 31, 2018 and June 30, 2017, income taxes payable totaled $0.0 million and $1.4 million, respectively.
Deferred Tax Assets and Liabilities
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2018 and June 30, 2017, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.
As of March 31, 2018, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.5 million and a federal deferred tax asset of $2.7 million. As of June 30, 2017, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.4 million and a federal deferred tax asset of $2.5 million.
Net Operating Loss Carryforwards and Valuation Allowances
As of March 31, 2018 and June 30, 2017, the Company's state and city net operating loss carryforwards totaled approximately $14.4 million and $12.5 million, respectively. The Company's tax-effected net operating loss carryforwards totaled, as of March 31, 2018 and June 30, 2017, $1.3 million and $0.7 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2028. As of March 31, 2018 and June 30, 2017, the Company had $56,000 and $56,000, respectively, of valuation allowance for certain state and city net operating loss carryforwards, based on the Company's annual assessment of the realizability of its deferred tax assets. The change in state net operating loss is a result of a change in the estimated use of net operating losses at June 30, 2017 versus the actual amount used when completed tax returns were filed.
Unrecognized Tax Benefits
The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. For the nine months ended March 31, 2018, there was no material change in unrecognized tax benefits, including interest and penalties.
Tax Examinations
Refer to Note 12 of the Notes to Consolidated Financial Statements in the 2017 Annual Report for information relating to open tax examinations; there have been no significant changes.
13. RELATED PARTY TRANSACTIONS
Former Parent and its Subsidiaries
In addition to transactions with other affiliates as indicated below, the Company engages with Stack’s Bowers Numismatics LLC ("Stack's Bowers"), a wholly owned subsidiary of the Former Parent, in (i) sales and purchase transactions, and (ii) transactions in which the Company assists Stack’s Bowers in financing the purchase of rare coins and precious metals products, both through precious metal repurchase arrangements in which the Company receives a fee based upon the commodity value of the coins, and through loans to Stack’s Bowers from CFC secured by the coins or precious metal. The effect of these transactions is included in the following tables.

Balances with Affiliated Companies or Persons
As of March 31, 2018 and June 30, 2017, the Company had related party receivables and payables balances as set forth below:

in thousands
	March 31, 2018				June 30, 2017
	Receivables		Payables		Receivables	Payables
Former Parent/Stack's Bowers	$9,825	(1)	$—		$—	$27
Equity method investee	—		239	(2)	—	558
SilverTowne	—		185	(3)	—	1,768
Goldline Lenders	—		7,870	(4)	—	—
	$9,825		$8,294		—	$2,353

_________________________________
(1) Balance principally includes two secured lines of credit with a balance of $3.0 million and $6.3 million (shown as a component of secured loans receivables). See "Secured Lines of Credit with Stack's Bowers", below.

(2) Balance represents mostly open trade receivables.
(3) Balance (net) includes (a) a trade receivables of $0.4 million (shown as a component of receivables), and (b) a contingent earn-out liability of $0.6 million (shown as a component of other long-term liabilities).

(4) Balance includes the face value the Goldline Credit Facility of $7.5 million, and the associated estimated debt funding fees payable of $0.4 million (shown as debt obligation - related party). The Goldline Credit facility and the debt funding fee are payable in August 2020.

Secured Lines of Credit with Stack's Bowers
On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line of $5.3 million. The loan is secured by precious metals, numismatic products. As of March 31, 2018 and June 30, 2017, the aggregate carrying value of this loan was $3.0 million and $0.0 million, respectively.
On March 1, 2018, CFC entered into a loan agreement with Stack's-Bowers providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to10% on the net profits realized by Stack's Bowers on the ultimate sale of the products. As of March 31, 2018 and June 30, 2017, the aggregate carrying value of this loan was $6.3 million and $0.0 million, respectively.
Note payable to SilverTowne
On August 31, 2016, the Company signed a $500,000 promissory note with SilverTowne that was payable in one year related to our acquisition of AMST. This note was paid in full in August 2017.
Long Term Debt Obligations with Goldline Lenders
As of March 31, 2018, the carrying value of the long term debt obligation payable to Goldline Lenders totaled $6,993,000, and is shown in the condensed consolidated balance sheets as debt obligations (related party). The face value of this debt obligation is $7,500,000 and the related unamortized loan funding fee, a contra-liability, totaled $507,000 as of March 31, 2018 (see Note 14). The estimated loan funding fee payable to Goldline Lenders as of March 31, 2018 totaled $370,000 and is shown on the condensed consolidated balance sheets as component of other long-term liabilities.
Activity with Affiliated Companies or Persons
Sales and Purchases Made to Affiliated Companies
During the three and nine months ended March 31, 2018 and 2017, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2018		March 31, 2017		March 31, 2018		March 31, 2017
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Former Parent/Stack's Bowers	$12,189	$211,120	$16,410	$15,105	$24,686	$214,661	$38,077	$38,441
Equity method investee	98,876	2,769	126,354	—	293,163	3,797	392,890	812
SilverTowne	5,101	699	5,156	1,210	12,384	7,078	23,975	3,952
	$116,166	$214,588	$147,920	$16,315	$330,233	$225,536	$454,942	$43,205

Interest Income Earned from Affiliated Companies
During the three and nine months ended March 31, 2018 and 2017, the Company earned interest income related to loans made to Stack's Bowers and related to financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Interest income from secured loans receivables	$88	$118	$141	$150
Interest income from finance products	994	777	2,114	2,132
	$1,082	$895	$2,255	$2,282

Interest Expense Incurred Related to Notes Payable and Long-Term Debt Obligation
During the three and nine months ended March 31, 2018 and 2017, the Company incurred interest related to notes payable due to SilverTowne and a long-term debt payable to the Goldline Lenders, as set forth below:

in thousands
	Three Months Ended		Nine Months Ended
Three Months Ended March 31,	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Interest expense incurred related to notes payable	$—	$—	$4	$—
Interest expense incurred related to long-term debt obligation	226	—	505	—
	$226	$—	$509	$—

Other Income Earned from Equity Method Investee
During the three months ended March 31, 2018 and 2017, the Company recorded its proportional share of its equity method investee's net income (loss) as other income (expense) that total $99,000 and $(6,000), respectively. During the nine months ended March 31, 2018 and 2017, the Company recorded its proportional share of its equity method investee's net income (loss) as other income (expense) that total $278,000 and $73,000, respectively. As of March 31, 2018 and June 30, 2017, the carrying balance of the equity method investment was $7.7 million and $7.5 million, respectively.

14.	FINANCING AGREEMENTS
Lines of Credit
The Company has an uncommitted demand revolving credit facility ("Trading Credit Facility”) provided to the Company by a syndicate of financial institutions, with Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent and Natixis, New York Branch acting as syndication agent.  The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis.  As of March 31, 2018, the Trading Credit Facility provided the Company with access up to $275.0 million, featuring a $225.0 million base (which included a $15.0 million temporary increase in line of credit that expired April 30, 2018), with a $50.0 million accordion option. The Trading Credit Facility is scheduled to mature on March 29, 2019. As of March 31, 2018, the Company incurred $1.9 million of loan costs in connection with the Trading Credit Facility, which was capitalized and is being amortized over the term of the Trading Credit Facility. As of March 31, 2018 and June 30, 2017, the remaining unamortized balance was approximately $0.7 million and $0.1 million, respectively.
The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 1.88% and 1.17% as of March 31, 2018 and June 30, 2017, respectively. Borrowings are due on demand and totaled $210.0 million and $180.0 million at March 31, 2018 and at June 30, 2017, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $10.2 million and $45.6 million as determined on the Friday before March 31, 2018 and on Friday, June 30, 2017, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of March 31, 2018 the minimum tangible net worth financial covenant under the Trading Credit Facility was $47.5 million. The Company is in compliance with all restrictive financial covenants as of March 31, 2018.

Interest expense related to the Company’s lines of credit totaled $2.1 million and $1.7 million, which represents 57.9% and 64.5% of the total interest expense recognized, for the three months ended March 31, 2018 and 2017, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.97% and 3.22%, respectively, for the three months ended March 31, 2018 and 2017.
Interest expense related to the Company’s lines of credit totaled $5.8 million and $4.8 million, which represents 59.9% and 64.3% of the total interest expense recognized, for the nine months ended March 31, 2018 and 2017, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.85% and 3.08%, respectively, for the nine months ended March 31, 2018 and 2017.
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
The Goldline Credit Facility is secured by a first priority lien on substantially all of the assets of Goldline , and is guaranteed by the Company. Interest on the Goldline Credit Facility is payable quarterly in arrears at the rate of 8.5% per annum, and the Goldline Lenders under the Goldline Credit Facility are entitled to an additional funding fee payment at maturity equal to the greater of 3.0% of the principal amount of the Goldline Credit Facility and 10.0% of cumulative EBITDA (for the periods ending June 30, 2018, 2019 and 2020) of Goldline in excess of $10.0 million, on a pro rata basis. The Goldline Credit Facility has a three-year maturity, and all outstanding principal and unpaid interest is due upon maturity (August 28, 2020).
As of March 31, 2018, the carrying balance of the Goldline Credit facility was $7.0 million, and the remaining unamortized loan cost balance was approximately $0.5 million, which is amortized ratably through the maturity date. As of March 31, 2018, the balance of the loan fee payable was $0.5 million, of which $0.3 million was estimated based on discounted cash flow model of Goldline's projected results.
Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $226,000 which represents 6.2% of the total interest expense recognized, for the three months ended March 31, 2018. The Goldline Credit Facility's weighted average effective interest rate was 9.19% for the three months ended March 31, 2018.
Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $505,000 which represents 5.2% of the total interest expense recognized, for the nine months ended March 31, 2018. The Goldline Credit Facility's weighted average effective interest rate was 9.30% for the nine months ended March 31, 2018.
The obligations of Goldline and the Company under the Goldline Credit Facility are subordinated to the Company’s obligations under the Trading Credit Facility (see Lines of Credit, above in Note 14). Under the subordination agreements, the Goldline Lenders are permitted to collect regularly scheduled payments of principal and interest, provided that no event of default is continuing under the Trading Credit Facility and the Company is in pro-forma compliance with the financial covenants under the Trading Credit Facility.

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

(3)
Silver Bow is the Lender. Mr. Richardson holds 50% of the ownership interests in and controls Silver Bow. Accordingly, the amount of indebtedness shown, and the interest amounts potentially payable on such indebtedness shown, represent 50% of the aggregate amounts of indebtedness held by and potential interest payable to Silver Bow.

(4)	Libra Securities Holdings, LLC is the Lender. Mr. Ravich and a trust for his family members holds 100% of the ownership interests and controls Libra Securities Holdings, LLC.
Liability on Borrowed Metals
The Company's inventories included borrowed precious metals with market values totaling $243.3 million and $5.6 million as of March 31, 2018 and June 30, 2017, respectively, with the corresponding liability on borrowed metals reflected on the condensed consolidated balance sheets.
Metals held as collateral on advanced pool metals
The Company borrows precious metals from its suppliers and customers under short-term agreements. Amounts under these arrangements require repayment either in a similar type of precious metals borrowed or cash. The Company has the ability to sell the precious metals borrowed during the time such obligation is outstanding as long as such precious metals are repurchased, if needed under the terms of the arrangement, to make repayment of the obligation in kind (i.e., deliver precious metals in exchange for the specified precious metal collateral held by the customer).
Liability on borrowed metals - Others
Liabilities also arise from: (1) unallocated metal positions held by customers in the Company’s inventory, (2) amounts due to suppliers for the use of consigned inventory, and (3) shortages in unallocated metal positions held by the Company in the supplier’s inventory.
Product Financing Arrangements
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at an agreed-upon price based on the spot price with these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $97.4 million and $135.3 million as of March 31, 2018 and June 30, 2017, respectively.

15. COMMITMENTS AND CONTINGENCIES
Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2017 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments. Other than the following items, the Company is not aware of any material changes to commitments as summarized the 2017 Annual Report. In connection with the Goldline acquisition (see Note 1):

•
the Company has guaranteed all of the obligations of Goldline under the Goldline Credit Facility (this guarantee is unconditional and constitutes a guarantee of payment and not merely of collection) (see Note 14);

•
the Company leases approximately 19,700 square feet of office space in Los Angeles, California at a cost of $2.45 per square foot per month. The term of the lease is 7 years with annual base rent increases of 3%. The term of this lease expires on February 28, 2022 and the Company has the option to renew the lease term for an additional 5 years at the then current market rate. The lease requires the payment of related property taxes, insurance, maintenance and other cost related to the leased property;

•
the Company provided the landlord of the office space in Los Angeles, California a standby letter of credit for $500,000 in value in lieu of of a security deposit. This letter of credit is renewed annually and reduces each lease anniversary date as provided in the lease agreement; and

•
approximately 80 employees of Goldline were eligible to roll over funds from Goldline's 401(k) plan into A-Mark's 401(k) plan at the Closing Date. Goldline employees became eligible to make payroll contributions in A-Mark's 401(k) plan beginning on November 1, 2017. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributes 30% of the eligible employees' contributions to the IRS maximum annual contribution.

16.	STOCKHOLDERS’ EQUITY
Payment of Dividends
    In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that calls for the payment of quarterly dividends. The table below summarizes the eight most recent quarterly dividends declared pursuant to this policy:

Dividend Declaration Date	Record Date (at close of Business)	Type of Dividend	Basis of Payment		Payment Date

April 29, 2016	May 13, 2016	Cash	$0.07	per common share	May 27, 2016
September 7, 2016	September 19, 2016	Cash	$0.07	per common share	October 7, 2016
November 1, 2016	November 14, 2016	Cash	$0.07	per common share	December 1, 2016
January 26, 2017	February 8, 2017	Cash	$0.08	per common share	February 24, 2017
May 2, 2017	May 15, 2017	Cash	$0.08	per common share	May 25, 2017
August 30, 2017	September 18, 2017	Cash	$0.08	per common share	September 27, 2017
November 13, 2017	November 24, 2017	Cash	$0.08	per common share	December 13, 2017
January 30, 2018	February 13, 2018	Cash	$0.08	per common share	February 27, 2018

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
As of March 31, 2018, 577,112 shares were available for grant under the 2014 Plan.
Valuation and Significant Assumptions of Equity Awards Issued
The Company uses the Black-Scholes option pricing model, which uses various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates.
Stock Options
During the three months ended March 31, 2018 and 2017, the Company incurred $282,105 and $254,747 of compensation expense related to stock options, respectively. During the nine months ended March 31, 2018 and 2017, the Company incurred $1,020,585 and $675,180 of compensation expense related to stock options, respectively. As of March 31, 2018, there was total remaining compensation expense of $1.4 million related to employee stock options, which will be recorded over a weighted average period of approximately 1.9 years.

The following table summarizes the stock option activity for the nine months ended March 31, 2018.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2017	741,327	$17.89	$1,514	$6.19
Granted	116,605	$17.23
Cancellations, expirations and forfeitures	(4,917)	$19.21
Outstanding at March 31, 2018	853,015	$17.80	$612	$6.04

Exercisable at March 31, 2018	419,014	$14.70	$612	$6.06

Following is a summary of the status of stock options outstanding at March 31, 2018:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	4.60	$8.39	134,239	4.60	$8.39
$10.01	$15.00	98,888	4.53	$11.94	98,888	4.53	$11.94
$15.01	$25.00	519,888	8.47	$19.86	160,887	8.41	$19.99
$25.01	$60.00	100,000	7.90	$25.50	25,000	7.90	$25.50
		853,015	7.34	$17.80	419,014	6.24	$14.70
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

17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the three and nine months ended March 31, 2018 are presented on a comparative basis in the table below:

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2018		March 31, 2017		March 31, 2018		March 31, 2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,994,963	100.0%	$1,730,845	100.0%	$5,839,491	100.0%	$5,662,859	100.0%
Customer concentrations
HSBC Bank USA	$606,966	30.4%	$293,686	17.0%	$1,525,739	26.1%	$1,268,160	22.4%
Mitsubishi Intl. Corp.	401,127	20.1	322,842	18.7	1,321,001	22.6	827,583	14.6
	$1,008,093	50.5%	$616,528	35.7%	$2,846,740	48.7%	$2,095,743	37.0%

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
Revenue

in thousands
	Three Months Ended			Nine Months Ended
Three Months Ended September 30,	March 31, 2018		March 31, 2017	March 31, 2018		March 31, 2017
Revenue by segment
Wholesale Trading & Ancillary Services	$1,977,273		$1,730,845	$5,782,135		$5,662,859
Direct Sales	17,690	(1)	N/A	57,356	(2)	N/A
Total revenue	$1,994,963		$1,730,845	$5,839,491		$5,662,859

_________________________________
(1) Includes $4.3 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment. The elimination of these intercompany sales are reflected in the Wholesale Trading & Ancillary Services segment.

(2) Includes $21.9 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment. The elimination of these intercompany sales are reflected in the Wholesale Trading & Ancillary Services segment.

in thousands
	Three Months Ended		Nine Months Ended
Three Months Ended September 30,	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenue by geographic region (as determined by the shipping address or where the services were performed):
United States	$1,851,752	$1,579,302	$5,483,566	$5,298,549
Europe	77,580	100,731	204,960	204,316
North America, excluding United States	64,463	49,154	146,237	149,204
Asia Pacific	684	596	2,410	7,170
Africa	—	—	1	—
Australia	484	1,062	2,317	3,620
Total revenue	$1,994,963	$1,730,845	$5,839,491	$5,662,859

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended		Nine Months Ended
Three Months Ended September 30,	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Gross profit by segment
Wholesale Trading & Ancillary Services	$6,748	$7,332	$19,561	$25,255
Direct Sales	679	N/A	4,088	N/A
Total gross profit	$7,427	$7,332	$23,649	$25,255
Gross margin percentage by segment
Wholesale Trading & Ancillary Services	0.341%	0.424%	0.338%	0.446%
Direct Sales	3.838%	N/A	7.127%	N/A
Weighted average gross margin percentage	0.372%	0.424%	0.405%	0.446%

Operating Expenses and Income

in thousands
	Three Months Ended		Nine Months Ended
Three Months Ended September 30,	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Operating income and expenses by segment
Wholesale Trading & Ancillary Services
General and administrative expenses	$(5,787)	$(5,989)	$(17,304)	$(17,784)
Interest income	$4,087	$3,283	$10,516	$9,101
Interest expense	$(3,416)	$(2,700)	$(9,229)	$(7,388)
Other income, net	$67	$212	$817	$282

Direct Sales
General and administrative expenses	$(3,636)	N/A	$(8,444)	N/A
Interest expense	$(226)	N/A	$(505)	N/A

Depreciation and Amortization

in thousands
	Three Months Ended		Nine Months Ended
Three Months Ended September 30,	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Depreciation and amortization by segment
Wholesale Trading & Ancillary Services	$(386)	$(413)	$(1,170)	$(1,120)
Direct Sales	(296)	N/A	(824)	N/A
Total depreciation and amortization	$(682)	$(413)	$(1,994)	$(1,120)
Advertising expense

in thousands
	Three Months Ended		Nine Months Ended
Three Months Ended September 30,	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Advertising expense by segment
Wholesale Trading & Ancillary Services	$(165)	$(176)	$(467)	$(542)
Direct Sales	(796)	N/A	(2,070)	N/A
Total advertising expense	$(961)	$(176)	$(2,537)	$(542)
Inventory

in thousands
	March 31, 2018	June 30, 2017
Inventories by segment
Wholesale Trading & Ancillary Services	$490,789	$284,659
Direct Sales	8,628	N/A
Total inventories	$499,417	$284,659

in thousands
	March 31, 2018	June 30, 2017
Inventories by geographic region
United States	$493,720	$276,809
Europe	2,100	3,154
North America, excluding United States	3,402	4,310
Asia	195	386
Total inventories	$499,417	$284,659
Assets

in thousands
	March 31, 2018	June 30, 2017
Assets by segment
Wholesale Trading & Ancillary Services	$687,458	$478,500
Direct Sales	19,360	N/A
Total assets	$706,818	$478,500

in thousands
	March 31, 2018	June 30, 2017
Assets by geographic region
United States	$696,161	$469,114
Europe	7,060	4,690
North America, excluding United States	3,402	4,310
Asia	195	386
Total assets	$706,818	$478,500
Long-term Assets

in thousands
	March 31, 2018	June 30, 2017
Long-term assets by segment
Wholesale Trading & Ancillary Services	$31,499	$31,479
Direct Sales	7,543	N/A
Total long-term assets	$39,042	$31,479

in thousands
	March 31, 2018	June 30, 2017
Long-term assets by geographic region
United States	$38,987	$31,423
Europe	55	56
Total long-term assets	$39,042	$31,479
Capital Expenditures for Property and Equipment

in thousands
	Nine Months Ended
Three Months Ended September 30,	March 31, 2018	March 31, 2017
Capital expenditures on property and equipment by segment
Wholesale Trading & Ancillary Services	$673	$1,932
Direct Sales	148	N/A
Total capital expenditures on property and equipment	$821	$1,932
Goodwill

in thousands
	March 31, 2018	June 30, 2017
Goodwill by segment
Wholesale Trading & Ancillary Services	$8,881	$8,881
Direct Sales	1,450	N/A
Total goodwill	$10,331	$8,881

19.	SUBSEQUENT EVENTS
Stock Repurchase Plan
On April 26, 2018, the Company’s Board of Directors authorized a stock repurchase program for up to 500,000 shares of the Company’s stock.  The actual number of shares repurchased and the timing of repurchases will be determined by the Board of Directors and will depend on a number of factors, including stock price, trading volume, general market conditions, working capital requirements, general business conditions and other factors. The stock repurchase program has no time limit and may be modified, suspended or terminated at any time.

Suspension of Dividend for Quarter Ended March 31, 2018
The Company's Board of Directors recently determined to suspend the Company's quarterly dividend for the third fiscal quarter ended March 31, 2018 in order to increase its financial flexibility and strengthen its balance sheet. The Board of Directors will re-assess its capital resources for the fourth fiscal quarter and may or may not determine to reinstate the dividend based on that assessment.

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

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of March 31, 2018. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

EXECUTIVE OVERVIEW
Our Business
We conduct our operations in two reportable segments: (1) Wholesale Trading & Ancillary Services, and (2) Direct Sales.
Wholesale Trading & Ancillary Services Segment
The Wholesale Trading & Ancillary Services segment operates as a full-service precious metals trading company. We offer gold, silver, platinum and palladium in the form of bars, plates, powder, wafers, grain, ingots and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 200 coin and bar products in a variety of weights, shapes and sizes for distribution to dealers and other qualified purchasers. We have trading centers in El Segundo, California and Vienna, Austria for buying and selling precious metals, which are open 24 hours each trading day, even when many major world commodity markets are closed. In addition to wholesale trading activity, A-Mark offers its customers a variety of services, including financing, storage, consignment, logistics and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver and platinum coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.
Through our wholly-owned subsidiary Collateral Finance Corporation, referred to as CFC, a licensed California Finance Lender, we offer loans collateralized by bullion and numismatic material to coin and precious metal dealers, investors and collectors. Through our wholly-owned subsidiary Transcontinental Depository Services, referred to as TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors and collectors around the world. Our financing business generates interest income that is not classified as revenues. If interest income generated by the financing business were classified as revenues, it would represent less than 1% of our total revenues for each of the periods presented. Our storage business generated less than 1% of total revenues for each of the periods presented.
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
In recent years, Goldline, LLC’s revenues and gross profits declined, and the Seller experienced losses after December 31, 2016. The Company believes that this decline in performance was attributable to a number of factors, including the entrance of new competition (e.g., internet retailers), shifting behaviors of its key customer base in light of the change in political environment, and capital resource limitations. As a result, during the eight months prior to the acquisition by the Company, the Seller scaled back its business significantly, including by effecting a reduction in workforce.
The decline in performance and other conditions allowed A-Mark the opportunity to acquire the net assets of Goldline, LLC at a favorable price as compared to the assets reflected on the balance sheet of the Seller at December 31, 2016.
Going forward, the Company intends to leverage Goldline’s depth of experience in the industry, and to vertically integrate its wholesale operations with Goldline’s retail business. Among the synergies the Company expects to realize include the integration and cross-selling of our financing, fulfillment and storage operations between the two segments.

Our Strategy
The Company has grown from a small numismatics firm in 1965 to a significant participant in the bullion and coin markets, with approximately $7.0 billion and $6.8 billion in revenues for the years ended June 30, 2017 and 2016, respectively. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, particularly in Europe, and the scope of complementary products, services and technological tools that we offer to our customers. We intend to promote our growth by leveraging off of the strengths of our existing integrated operations: the depth of our customer relations; our access to market makers, suppliers and government mints and other mints; our trading offices in the U.S. and Europe, which are open 24 hours a day 5 days a week; our expansive precious metals dealer network; our depository relationships around the world; our knowledge of secured lending; our logistics capabilities; our trading expertise; and the quality and experience of our management team.
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
    Interest Expense. The Company incurs interest expense as a result of usage under its lines of credit and related-party debt. The Company also incurs interest expense as a result of its product financing agreements for the transfer and subsequent re-acquisition of gold and silver at a fixed price with a third-party finance company, and may incur interest expense when we borrow precious metals from our suppliers under short-term arrangements, which can bear interest at a designated rate.

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
Another measure of our business volume, unaffected by changes in commodity pricing, is Wholesale Trading & Ancillary segment ticket volume and Direct Sales segment ticket volume, which is the total number orders processed by our trading desks in El Segundo, California and Vienna, Austria. In periods of higher volatility, there is generally increased trading in the commodity markets, and increased demand for our products, which translates into higher business volume. Generally, the ounces sold on a per-trading-ticket basis is substantially higher for orders placed telephonically compared to those placed on our online portal platform.
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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended March 31, 2018 and 2017
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended March 31, 2018 and 2017 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended March 31,		2018		2017		$	%
		$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues		$1,994,963	100.000%	$1,730,845	100.000%	$264,118	15.3%
Gross profit		7,427	0.372%	7,332	0.424%	$95	1.3%
Selling, general and administrative expenses		(9,423)	(0.472)%	(5,989)	(0.346)%	$3,434	57.3%
Interest income		4,087	0.205%	3,283	0.190%	$804	24.5%
Interest expense		(3,642)	(0.183)%	(2,700)	(0.156)%	$942	34.9%
Other income		99	0.005%	191	0.011%	$(92)	(48.2)%
Unrealized (loss) gain on foreign exchange		(32)	(0.002)%	21	0.001%	$(53)	NM
Net (loss) income before provision for income taxes		(1,484)	(0.074)%	2,138	0.124%	$(3,622)	(169.4)%
Provision for income taxes		807	0.041%	(833)	(0.048)%	$(1,640)	(196.9)%
Net (loss) income		(677)	(0.034)%	1,305	0.075%	$(1,982)	(151.9)%
Add:	Net (loss) gain attributable to non-controlling interest	(44)	(0.002)%	139	—%	$95	NM
Net (loss) income attributable to the Company		$(633)	(0.032)%	$1,166	0.067%	$(1,799)	(154.3)%

Basic and diluted net (loss) income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic		$(0.09)		$0.17		$(0.26)	(152.9)%
Diluted		$(0.09)		$0.16		$(0.25)	(156.3)%

Performance Metrics: (1)
Gold ounces sold(2)		618,000		579,000		39,000	6.7%
Silver ounces sold(3)		11,365,000		20,886,000		(9,521,000)	(45.6)%
Inventory turnover ratio(4)		4.8		5.4		(0.6)	(11.1)%
Number of secured loans at period end(5)		3,124		2,138		986	46.1%

_________________________________

NM	Not meaningful.

(1)	See "Results of Segments" for ticket count volume by segment.
(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the three-month period, excluding ounces of gold recorded on forward contracts.

(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the three-month period, excluding ounces of silver recorded on forward contracts.

(4)	Inventory turnover ratio is the cost of sales divided by average inventory.

(5)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Nine Months Ended March 31, 2018 and 2017

Condensed Consolidated Results of Operations
The operating results of our business for the nine months ended March 31, 2018 and 2017 are as follows:

in thousands, except per share data and performance metrics
Nine Months Ended March 31,		2018		2017		$	%
		$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues		$5,839,491	100.000%	$5,662,859	100.000%	$176,632	3.1%
Gross profit		23,649	0.405%	25,255	0.446%	$(1,606)	(6.4)%
Selling, general and administrative expenses		(25,748)	(0.441)%	(17,784)	(0.314)%	$7,964	44.8%
Interest income		10,516	0.180%	9,101	0.161%	$1,415	15.5%
Interest expense		(9,734)	(0.167)%	(7,388)	(0.131)%	$2,346	31.8%
Other income (expense)		811	0.014%	270	0.005%	$541	200.4%
Unrealized gain on foreign exchange		6	—%	12	—%	$(6)	NM
Net (loss) income before provision for income taxes		(500)	(0.009)%	9,466	0.167%	$(9,966)	(105.3)%
Provision for income taxes		209	0.004%	(3,482)	(0.062)%	$(3,691)	(106.0)%
Net (loss) income		(291)	(0.005)%	5,984	0.106%	$(6,275)	(104.9)%
Add:	Net gain attributable to non-controlling interest	69	0.001%	118	0.002%	$(49)	NM
Net (loss) income attributable to the Company		$(360)	(0.006)%	$5,866	0.104%	$(6,226)	(106.1)%

Basic and diluted net (loss) income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic		$(0.05)		$0.83		$(0.88)	(106.0)%
Diluted		$(0.05)		$0.82		$(0.87)	(106.1)%

Performance Metrics:(1)
Gold ounces sold(2)		1,326,000		1,881,000		(555,000)	(29.5)%
Silver ounces sold(3)		37,860,000		65,477,000		(27,617,000)	(42.2)%
Inventory turnover ratio(4)		14.8		19.1		(4.3)	(22.5)%
Number of secured loans at period end(5)		3,124		2,138		986	46.1%

_________________________________

NM	Not meaningful.

(1)	See "Results of Segments" for ticket count volume by segment.
(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the nine-month period, excluding ounces of gold recorded on forward contracts.

(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the nine-month period, excluding ounces of silver recorded on forward contracts.

(4)	Inventory turnover ratio is the cost of sales divided by average inventory.

(5)	Number of outstanding secured loans to customers at the end of the period.

Revenues
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Three Months Ended March 31,	2018		2017		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,994,963	100.000%	$1,730,845	100.000%	$264,118	15.3%
Performance Metrics
Gold ounces sold	618,000		579,000		39,000	6.7%
Silver ounces sold	11,365,000		20,886,000		(9,521,000)	(45.6)%

Revenues for the three months ended March 31, 2018 increased $264.1 million, or 15.3%, to $1.995 billion from $1.731 billion in 2017. Our revenues increased primarily due to an increase in gold ounces sold, gold prices and higher forward sales, offset by lower silver ounces sold and lower silver prices.
Gold ounces sold for the three months ended March 31, 2018 increased 39,000 ounces, or 6.7%, to 618,000 ounces from 579,000 ounces in 2017. Silver ounces sold for the three months ended March 31, 2018 decreased 9,521,000 ounces, or 45.6%, to 11,365,000 ounces from 20,886,000 ounces in 2017. On average, the prices for gold increased by 7.0% and prices for silver decreased by 2.8% during the three months ended March 31, 2018 as compared to 2017.

Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Nine Months Ended March 31,	2018		2017		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$5,839,491	100.000%	$5,662,859	100.000%	$176,632	3.1%
Performance Metrics
Gold ounces sold	1,326,000		1,881,000		(555,000)	(29.5)%
Silver ounces sold	37,860,000		65,477,000		(27,617,000)	(42.2)%

Revenues for the nine months ended March 31, 2018 increased $176.6 million, or 3.1%, to $5.839 billion from $5.663 billion in 2017. Our revenues increased primarily due to an increase in forward sales and higher gold prices, offset by decrease in the total amount of gold and silver ounces sold.
Gold ounces sold for the nine months ended March 31, 2018 decreased 555,000 ounces, or 29.5%, to 1,326,000 ounces from 1,881,000 ounces in 2017. Silver ounces sold for the nine months ended March 31, 2018 decreased 27,617,000 ounces, or 42.2%, to 37,860,000 ounces from 65,477,000 ounces in 2017. On average, the prices for gold increased by 3.1% and prices for silver decreased by 6.0% during the nine months ended March 31, 2018 as compared to 2017.

Gross Profit
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Three Months Ended March 31,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$7,427	0.372%	$7,332	0.424%	$95	1.3%
Performance Metric
Inventory turnover ratio	4.8		5.4		(0.6)	(11.1)%

Gross profit for the three months ended March 31, 2018 increased by $0.1 million, or 1.3%, to $7.4 million from $7.3 million in 2017. The small increase in gross profit was primarily related to gross profit from our recently acquired Direct Sales segment (i.e., Goldline) and increased trading profits offset by lower silver volume and margin compression resulting from continued subdued market conditions.
The Company’s gross margin percentage decreased by 12.3% to 0.372% from 0.424% in 2017. The Company’s gross margin percentage decrease was primarily due to subdued market conditions and higher forward contracts sales, which increase revenues but are associated with negligible gross margin percentages (i.e., near zero) that lowers the overall percentage, offset by gross margin percentage of the recently acquired Direct Sales segment (i.e., Goldline) that earns higher gross margin percentages than does the Wholesale Trading segment. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
Our inventory turnover rate for the three months ended March 31, 2018 decreased by 11.1%, to 4.8 from 5.4 in 2017. The decrease in our inventory turnover rate was primarily due to low market volatility and a higher volume of activity in our product financing arrangements with customers. Under this type of arrangement, the Company carries inventory on its balance sheet for longer periods than inventory currently available for sale.
Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Nine Months Ended March 31,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$23,649	0.405%	$25,255	0.446%	$(1,606)	(6.4)%
Performance Metric
Inventory turnover ratio	14.8		19.1		(4.3)	(22.5)%

Gross profit for the nine months ended March 31, 2018 decreased by $1.6 million, or 6.4%, to $23.6 million from $25.3 million in 2017. Overall gross profit decreased due to subdued market conditions (e.g., lower gold and silver sales volume and margins) compared to the prior fiscal year, offset by gross profit of the newly acquired Direct Sales segment (i.e., Goldline).
The Company’s gross margin percentage decreased by 9.2% to 0.405% from 0.446% in 2017. The drop in gross margin percentage was largely attributable to lower margins resulting from subdued market conditions, higher forward contracts, which increase revenues but are associated with negligible gross margin percentages (i.e., near zero) that lowers the overall percentage, offset by gross margin percentage of the newly acquired Direct Sales segment (i.e., Goldline) that earns higher gross margin percentages than does the Wholesale Trading segment. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
Our inventory turnover rate for the nine months ended March 31, 2018 decreased by 22.5%, to 14.8 from 19.1 in 2017. The decrease in our inventory turnover rate was primarily due to low market volatility and a higher volume of activity in our product financing arrangements with customers. Under this type of arrangement, the Company carries inventory on its balance sheet for longer periods than inventory currently available for sale.
Selling, General and Administrative Expense
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Three Months Ended March 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(9,423)	(0.472)%	$(5,989)	(0.346)%	$3,434	57.3%

Selling, general and administrative expenses for the three months ended March 31, 2018 increased $3.4 million, or 57.3%, to $9.4 million from $6.0 million in 2017. The change was primarily due to new selling, general and administrative expense related to our newly acquired Direct Sales segment (Goldline) of $3.6 million (which included $0.6 million of severance expense), partially offset by a $0.1 million reduction to incentive compensation expense.
Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Nine Months Ended March 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(25,748)	(0.441)%	$(17,784)	(0.314)%	$7,964	44.8%

Selling, general and administrative expenses for the nine months ended March 31, 2018 increased $8.0 million, or 44.8%, to $25.7 million from $17.8 million in 2017. The change was primarily due to new selling, general and administrative expense related to our newly acquired Direct Sales segment (Goldine) of $8.4 million (which included $0.6 million of severance expense), $0.3 million of stock compensation expense, a $0.5 million non-recurring legal expense, $0.3 million of professional consulting fees, partially offset by a $1.5 million reduction to incentive compensation expense.

Interest Income
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Three Months Ended March 31,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$4,087	0.205%	$3,283	0.190%	$804	24.5%
Performance Metric
Number of secured loans at period-end	3,124		2,138		986	46.1%

Interest income for the three months ended March 31, 2018 increased $0.8 million, or 24.5%, to $4.1 million from $3.3 million in 2017. This increase was primarily due to increases in interest rates and the aggregate value of the secured loan portfolio. The number of secured loans outstanding increased by 46.1% to 3,124 from 2,138 in 2017. Interest income from our secured loan portfolio increased by $0.6 million or by 29.0% in comparison to the same year-ago period.
The aggregate increase in interest income was due to an increase in finance product income. Interest income from our repurchase arrangements with customers increased by $0.3 million or by 20.3% in comparison to the same year-ago period. The increase was primarily due to product financing arrangement provided to a related party.
Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Nine Months Ended March 31,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$10,516	0.180%	$9,101	0.161%	$1,415	15.5%
Performance Metric
Number of secured loans at period-end	3,124		2,138		986	46.1%

Interest income for the nine months ended March 31, 2018 increased $1.4 million, or 15.5%, to $10.5 million from $9.1 million in 2017. This increase was primarily due to increases in interest rates and the aggregate value of the secured loan portfolio. The number of secured loans outstanding increased by 46.1% to 3,124 from 2,138 in 2017. Interest income from our secured loan portfolio increased by $1.4 million or by 24.6% in comparison to the same year-ago period.
The aggregate increase in interest income also increased due to other finance product income. Our finance fees earned related to repurchase arrangements with customers increased by 4.3% or by $0.1 million in comparison to the same year-ago period.
Interest Expense
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Three Months Ended March 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(3,642)	(0.183)%	$(2,700)	(0.156)%	$942	34.9%

Interest expense for the three months ended March 31, 2018 increased $0.9 million, or 34.9% to $3.6 million from $2.7 million in 2017. The increase was related primarily to a greater usage of our lines of credit, a new debt financing agreement associated with our acquisition of Goldline, amortization costs related to loan fees for third party financing arrangements, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases. As compared to the same year-ago period, interest expense increased by (i) $0.5 million, or 27.1%, related to our Trading Credit Facility (including debt amortization costs), (ii) $0.2 million, or 60.7%, related to third-party loan processing fees for acquired secured loans, and (iii) $0.2 million related to our Goldline Credit Facility.

Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Nine Months Ended March 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(9,734)	(0.167)%	$(7,388)	(0.131)%	$2,346	31.8%

Interest expense for the nine months ended March 31, 2018 increased $2.3 million, or 31.8% to $9.7 million from $7.4 million in 2017. The increase was related primarily to a greater usage of our lines of credit, new related-party debt financing agreement associated with our acquisition of Goldline, higher average inventory levels primarily related to product financing arrangements, amortization costs related to loan fees related to third party financing fee arrangements, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases. As compared to the same year-ago period, interest expense increased by (i) $1.4 million, or 25.4%, related to our Trading Credit Facility (including debt amortization costs), (ii) $0.5 million related to the Goldline Credit Facility, and (iii) $0.3 million, or 32.5%, related to third-party loan processing fees for acquired secured loans.
Provision for Income Taxes
Our effective rate could be affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which the Company operates. The Company is also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. The Company's effective rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.
The Company’s tax provision for the three and nine months ended March 31, 2018 includes the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”), which was signed into law on December 22, 2017. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21% and the changes in carry-back and the carryforward rules that apply to net operating losses, both of which impacted the Company.
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
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Three Months Ended March 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$807	0.041%	$(833)	(0.048)%	$(1,640)	(196.9)%

Our provision for income taxes was $0.8 million (tax benefit) and $(0.8) million for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate was approximately 54.4% (tax benefit) and (39.0)% for the three months ended March 31, 2018 and 2017, respectively. The higher effective tax rate was primarily driven by an estimated reduction in the net deferred tax assets, which will be realized at the lower Federal statutory tax rate pursuant to the Tax Reform legislation.
Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Nine Months Ended March 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Provision for income taxes	$209	0.004%	$(3,482)	(0.062)%	$(3,691)	(106.0)%

Our provision for income taxes was $0.2 million (tax benefit) and $3.5 million for the nine months ended March 31, 2018 and 2017, respectively. Our effective tax rate was approximately 41.8% (tax benefit) and (36.8)% for the nine months ended March 31, 2018 and 2017, respectively. The higher effective tax rate was primarily driven by an estimated reduction in net deferred tax assets, which will be realized at the lower Federal statutory tax rate pursuant to the Tax Reform legislation.

Segment Results of Operations
Wholesale Trading & Ancillary Services Segment Results of Operations
Overview of Results of Operations for the Three Months Ended March 31, 2018 and 2017
The operating results of our Wholesale Trading & Ancillary Services segment for the three months ended March 31, 2018 and 2017 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended March 31,	2018		2017		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,977,273	100.000%	$1,730,845	100.000%	$246,428	14.2%
Gross profit	6,748	0.341%	7,332	0.424%	$(584)	(8.0)%
Selling, general and administrative expenses	(5,787)	(0.293)%	(5,989)	(0.346)%	$(202)	(3.4)%
Interest income	4,087	0.207%	3,283	0.190%	$804	24.5%
Interest expense	(3,416)	(0.173)%	(2,700)	(0.156)%	$716	26.5%
Other income	99	0.005%	191	0.011%	$(92)	(48.2)%
Unrealized (loss) gain on foreign exchange	(32)	(0.002)%	21	0.001%	$(53)	NM
Net income before provision for income taxes	$1,699	0.086%	$2,138	0.124%	$(439)	(20.5)%

Performance Metrics:
Gold ounces sold(1)	614,000		579,000		35,000	6.0%
Silver ounces sold(2)	11,227,000		20,886,000		(9,659,000)	(46.2)%
Wholesale Trading & Ancillary Services segment ticket volume(3)	28,869		27,580		1,289	4.7%
Number of secured loans at period end(4)	3,124		2,138		986	46.1%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(3)
Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo, California and Vienna, Austria, for the Wholesale Trading & Ancillary Services segment.

(4)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Nine Months Ended March 31, 2018 and 2017
The operating results of our Wholesale Trading & Ancillary Services segment for the nine months ended March 31, 2018 and 2017 are as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2018		2017		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$5,782,135	100.000%	$5,662,859	100.000%	$119,276	2.1%
Gross profit	19,561	0.338%	25,255	0.446%	$(5,694)	(22.5)%
Selling, general and administrative expenses	(17,304)	(0.299)%	(17,784)	(0.314)%	$(480)	(2.7)%
Interest income	10,516	0.182%	9,101	0.161%	$1,415	15.5%
Interest expense	(9,229)	(0.160)%	(7,388)	(0.131)%	$1,841	24.9%
Other income	811	0.014%	270	0.005%	$541	200.4%
Unrealized gain on foreign exchange	6	—%	12	—%	$(6)	NM
Net income before provision for income taxes	$4,361	0.075%	$9,466	0.167%	$(5,105)	(53.9)%

Performance Metrics:
Gold ounces sold(1)	1,313,000		1,881,000		(568,000)	(30.2)%
Silver ounces sold(2)	37,570,000		65,477,000		(27,907,000)	(42.6)%
Wholesale Trading & Ancillary Services segment ticket volume(3)	89,016		84,809		4,207	5.0%
Number of secured loans at period end(4)	3,124		2,138		986	46.1%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(3)
Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo, California and Vienna, Austria, for the Wholesale Trading & Ancillary Services segment.

(4)	Number of outstanding secured loans to customers at the end of the period.

Revenues — Wholesale Trading & Ancillary Services
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Three Months Ended March 31,	2018		2017		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,977,273	100.000%	$1,730,845	100.000%	$246,428	14.2%
Performance Metrics
Gold ounces sold	614,000		579,000		35,000	6.0%
Silver ounces sold	11,227,000		20,886,000		(9,659,000)	(46.2)%

Revenues for the three months ended March 31, 2018 increased $246.4 million, or 14.2%, to $1.977 billion from $1.731 billion in 2017. Our revenues increased primarily due to an increase in the gold ounces sold, gold prices and higher forward sales, offset by lower silver ounces sold and lower silver prices.
Gold ounces sold for the three months ended March 31, 2018 increased 35,000 ounces, or 6.0%, to 614,000 ounces from 579,000 ounces in 2017. Silver ounces sold for the three months ended March 31, 2018 decreased 9,659,000 ounces, or 46.2%, to 11,227,000 ounces from 20,886,000 ounces in 2017. On average, the prices for gold increased by 6.9% and prices for silver decreased by 3.1% during the three months ended March 31, 2018 as compared to 2017.

Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Nine Months Ended March 31,	2018		2017		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$5,782,135	100.000%	$5,662,859	100.000%	$119,276	2.1%
Performance Metrics
Gold ounces sold	1,313,000		1,881,000		(568,000)	(30.2)%
Silver ounces sold	37,570,000		65,477,000		(27,907,000)	(42.6)%

Revenues for the nine months ended March 31, 2018 increased $119.3 million, or 2.1%, to $5.782 billion from $5.663 billion in 2017. Our revenues increased primarily due to higher gold prices and higher forward sales, offset a decrease in the total amount of gold and silver ounces sold.
Gold ounces sold for the nine months ended March 31, 2018 decreased 568,000 ounces, or 30.2%, to 1,313,000 ounces from 1,881,000 ounces in 2017. Silver ounces sold for the nine months ended March 31, 2018 decreased 27,907,000 ounces, or 42.6%, to 37,570,000 ounces from 65,477,000 ounces in 2017. On average, the prices for gold increased by 2.8% and prices for silver decreased by 6.3% during the nine months ended March 31, 2018 as compared to 2017.

Gross Profit — Wholesale Trading & Ancillary Services
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Three Months Ended March 31,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$6,748	0.341%	$7,332	0.424%	$(584)	(8.0)%
Performance Metric
Wholesale trading ticket volume	28,869		27,580		1,289	4.7%

Gross profit for the three months ended March 31, 2018 decreased by $0.6 million, or 8.0%, to $6.7 million from $7.3 million in 2017. Overall gross profit decrease was due to subdued market conditions (e.g., lower gold and silver sales volume and margins) compared to the prior year quarter, offset by increased trading profits.
The Company’s profit margin percentage decreased by 19.5% to 0.341% from 0.424% in 2017. The Company’s profit margin percentage decrease was primarily due to subdued market conditions and an increase in forward sales contracts, which increase revenues but are associated with negligible gross margin percentages (i.e., near zero) that lowers the overall percentage. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

The wholesale trading ticket volume for the three months ended March 31, 2018 increased by 1,289 tickets, or 4.7%, to 28,869 tickets from 27,580 tickets in 2017. The increase reflects the continued customer acceptance of our online trading portal platform.
Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Nine Months Ended March 31,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$19,561	0.338%	$25,255	0.446%	$(5,694)	(22.5)%
Performance Metric
Wholesale trading ticket volume	89,016		84,809		4,207	5.0%

Gross profit for the nine months ended March 31, 2018 decreased by $5.7 million, or 22.5%, to $19.6 million from $25.3 million in 2017. Overall gross profit decreased due to subdued market conditions (e.g., lower gold and silver sales volume and margins) compared to the prior fiscal year.
The Company’s profit margin percentage decreased by 24.1% to 0.338% from 0.446% in 2017 and was largely attributable lower margins resulting from subdued market conditions and higher forward contracts, which increase revenues but have negligible impact on the gross margin. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
The wholesale trading ticket volume for the nine months ended March 31, 2018 increased by 4,207 tickets, or 5.0%, to 89,016 tickets from 84,809 tickets in 2017. The increase in our trading ticket volume was primarily the result of an increase in customer usage of our online portal. Generally, the quantity-size (i.e., ounces) of customer orders placed through the portal is less than the quantity size of orders processed through our trading desk.
Selling, General and Administrative Expenses — Wholesale Trading & Ancillary Services

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Three Months Ended March 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(5,787)	(0.293)%	$(5,989)	(0.346)%	$(202)	(3.4)%

Selling, general and administrative expenses for the three months ended March 31, 2018 decreased $0.2 million, or 3.4%, to $5.8 million from $6.0 million in 2017. The change was primarily due to a $0.1 million reduction to incentive compensation expense and other expense reductions.
Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Nine Months Ended March 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(17,304)	(0.299)%	$(17,784)	(0.314)%	$(480)	(2.7)%

Selling, general and administrative expenses for the nine months ended March 31, 2018 decreased $0.5 million, or 2.7%, to $17.3 million from $17.8 million in 2017. The change was primarily due to a $1.5 million reduction to incentive compensation expense, partially offset by increases in stock compensation expense of $0.3 million, professional consulting fees of $0.3 million , and in non-recurring legal expense of $0.5 million.

Interest Income — Wholesale Trading & Ancillary Services
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Three Months Ended March 31,	2018		2017		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$4,087	0.207%	$3,283	0.190%	$804	24.5%
Performance Metric
Number of secured loans at period-end	3,124		2,138		986	46.1%

Interest income for the three months ended March 31, 2018 increased $0.8 million, or 24.5%, to $4.1 million from $3.3 million in 2017. This increase was primarily due to increases in interest rates and the aggregate value of the secured loan portfolio. The number of secured loans outstanding increased by 46.1% to 3,124 from 2,138 in 2017, which is indicative of the increased demand for this financing product. Interest income from our secured loan portfolio increased by $0.6 million or by 29.0% in comparison to the same year-ago period.
The aggregate increase in interest income also increased due to finance product income. Interest income from our repurchase arrangements with customers increased by $0.3 million or by 20.3% in comparison to the same year-ago period, such increase being primarily related to our Former Parent, a related party.
Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Nine Months Ended March 31,	2018		2017		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$10,516	0.182%	$9,101	0.161%	$1,415	15.5%
Performance Metric
Number of secured loans at period-end	3,124		2,138		986	46.1%

Interest income for the nine months ended March 31, 2018 increased $1.4 million, or 15.5%, to $10.5 million from $9.1 million in 2017. This increase was primarily due to increases in interest rates and aggregate value of the secured loan portfolio. The number of secured loans outstanding increased by 46.1% to 3,124 from 2,138 in 2017, which is indicative of the increased demand for this financing product. Interest income from our secured loan portfolio increased by $1.4 million or by 24.6% in comparison to the same year-ago period.
The aggregate increase in interest income also increased due to other finance product income. Our finance fees earned from repurchase arrangements with customers increased by 4.3% or by $0.1 million in comparison to the same year-ago period.

Interest Expense — Wholesale Trading & Ancillary Services
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Three Months Ended March 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(3,416)	(0.173)%	$(2,700)	(0.156)%	$716	26.5%

Interest expense for the three months ended March 31, 2018 increased $0.7 million, or 26.5% to $3.4 million from $2.7 million in 2017. The increase was related primarily to a greater usage of our lines of credit, amortization costs related to loan fees related to third party financing arrangements, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases. In comparison to the same year-ago period, interest expense increased by $0.5 million or by 27.1% related to our Trading Credit Facility (including debt amortization costs) and $0.2 million related to third party loan processing fees related to acquired secured loans.
Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Nine Months Ended March 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(9,229)	(0.160)%	$(7,388)	(0.131)%	$1,841	24.9%

Interest expense for the nine months ended March 31, 2018 increased $1.8 million, or 24.9% to $9.2 million from $7.4 million in 2017. The increase was related primarily to a greater usage of our lines of credit, higher average inventory levels primarily related to product financing arrangements, amortization costs related to loan fees related to third party financing fee arrangements, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases. In comparison to the same year-ago period, interest expense increased by $1.4 million or by 25.4% related to our Trading Credit Facility (including debt amortization costs), and by $0.3 million or 32.5% related to third-party loan processing fees related to acquired secured loans.

Direct Sales Segment Results of Operations
Overview of Results of Operations for the three months ended March 31, 2018 and 2017
The Direct Sales segment was created on August 28, 2017 as a result of the Goldline acquisition, thus comparative prior period data is not available. The operating results of our Direct Sales segment for the three months ended March 31, 2018 are as follows:

in thousands, except performance metrics
Three Months Ended March 31,	2018
	$		% of revenue
Revenues	$17,690	(a)	100.000%
Gross profit	679		3.838%	(b)
Selling, general and administrative expenses	(3,636)		(20.554)%
Interest expense	(226)		(1.278)%
Net loss before provision for income taxes	$(3,183)		(17.993)%

Performance Metrics:
Gold ounces sold(1)	4,000
Silver ounces sold(2)	138,000
Direct Sales segment ticket volume(3)	4,771

_________________________________

(a)	Includes $4.3 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b)	Gross profit percentage realized from sales, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary services segment, is 8.830% for the three-month period.

(1)	Gold ounces sold represents the ounces of gold product sold to third-party customers during the three-month period.

(2)	Silver ounces sold represents the ounces of silver product sold to third-party customer during the three-month period.

(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed.

Overview of Results of Operations for the Nine Months Ended March 31, 2018 and 2017
The Direct Sales segment was created on August 28, 2017 as a result of the Goldline acquisition. Accordingly, comparative prior period data is not available. The operating results of our Direct Sales segment for the nine months ended March 31, 2018 are as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2018
	$		% of revenue
Revenues	$57,356	(a)	100.000%
Gross profit	4,088		7.127%	(b)
Selling, general and administrative expenses	(8,444)		(14.722)%
Interest expense	(505)		(0.881)%
Net loss before provision for income taxes	$(4,861)		(8.475)%

Performance Metrics:
Gold ounces sold(1)	13,000
Silver ounces sold(2)	290,000
Direct Sales ticket volume(3)	11,701

_________________________________

(a)	Includes $21.9 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b)	Gross profit percentage, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 15.836% for the nine-month period.

(1)	Gold ounces sold represents the ounces of gold product sold to third-party customers during the nine-month period.

(2)	Silver ounces sold represents the ounces of silver product sold to third-party customer during the nine-month period.

(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed.

Segment Results — Direct Sales
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenues for the three months ended March 31, 2018 were $17.7 million. The total amount of gold and silver sold to third-party customers was 4,000 ounces and 138,000 ounces, respectively. Gross profit for the three months ended March 31, 2018 was $0.7 million. Selling, general and administration expenses for the three months ended March 31, 2018 was $3.6 million, which includes $0.6 million of severance costs. The Company is working to improve business performance with expanded marketing programs to enhance revenue and to scale selling, general and administration expenses to align with current market conditions.

Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Revenues for the nine months ended March 31, 2018 were $57.4 million. The total amount of gold and silver sold to third-party customers was 13,000 ounces and 290,000 ounces, respectively. Gross profit for the nine months ended March 31, 2018 was $4.1 million. Selling, general and administration expenses for the nine months ended March 31, 2018 was $8.4 million, which includes $0.6 million of severance costs. The Company is working to improve business performance with expanded marketing programs to enhance revenue and to scale selling, general and administration expenses to align with current market conditions.

LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of March 31, 2018, approximately 94% of our assets consisted of cash, customer receivables, derivative assets, secured loans receivables, and precious metals inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
Typically, the Company acquires its inventory by: (1) purchasing inventory from our suppliers by utilizing our own capital and lines of credit; (2) borrowing precious metals from our suppliers under short-term arrangements which may bear interest at a designated rate, and (3) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.
In addition to selling inventory, the Company generates cash from earned interest income. Through CFC, the Company enters into secured loans and secured financing structures with its customers under which it charges interest. The Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products. The loans are secured by precious metals and numismatic material owned by the borrowers and held by the Company as security for the term of the loan. Furthermore, our customers may enter into purchase agreements whereby the customer agrees to purchase our inventory at the prevailing spot price for delivery of the product at a specific point in time in the future; interest income is earned from the contract date until the material is delivered and paid for in full.
We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements, and draws upon and pays down its lines of credit so as to minimize interest expense.
Lines of Credit

in thousands
	March 31, 2018	June 30, 2017	March 31, 2018 Compared to June 30, 2017
Lines of credit	$210,000	$180,000	$30,000

A-Mark has a borrowing facility ("Trading Credit Facility") with a syndicate of banks, Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent for the syndicate. As of March 31, 2018, the Trading Credit Facility provided the Company with access up to $275.0 million, featuring a $225.0 million base (which included a $15.0 million temporary increase in the line of credit that expired on April 30, 2018), with a $50.0 million accordion option. The Trading Credit Facility is scheduled to mature on March 29, 2019. The Company believes that the Trading Credit Facility provides adequate means to capital for its operations (see Note 14).
Debt Obligation (Related Party)

in thousands
	March 31, 2018	June 30, 2017	March 31, 2018 Compared to June 30, 2017
Debt Obligation - related party	$6,993	$—	$6,993
The Company entered into a privately placed credit facility in the amount of $7.5 million (the “Goldline Credit Facility”) with various lenders (see Note 14). The outstanding principal and unpaid interest is due upon maturity (August 28, 2020). Borrowings under the Goldline Credit Facility were used to finance a portion of the consideration payable pursuant to the Goldline acquisition (see Note 1).

Liability on Borrowed Metals

in thousands
	March 31, 2018	June 30, 2017	March 31, 2018 Compared to June 30, 2017
Liability on borrowed metals	$243,295	$5,625	$237,670
We borrow precious metals from our suppliers and customers under short-term arrangements. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Liabilities also arise from unallocated positions held in our inventory. Typically, these positions are due on demand, in a specified physical form, based on the total ounces of metal held in the position. The $237.7 million increase in the balance of liability on borrowed metals from $5.6 million as of June 30, 2017 to $243.3 million as of March 31, 2018 was due primarily to metals borrowed from a customer to satisfy our obligations under a repurchase agreement.
Product Financing Arrangements

in thousands
	March 31, 2018	June 30, 2017	March 31, 2018 Compared to June 30, 2017
Product financing arrangements	$97,370	$135,343	$(37,973)
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
Secured Loans

in thousands
	March 31, 2018	June 30, 2017	March 31, 2018 Compared to June 30, 2017
Secured loans	$109,493	$91,238	$18,255
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
The Board of Directors recently determined to suspend the Company's quarterly dividend for the third fiscal quarter ended March 31, 2018 in in order to increase its financial flexibility and strengthen its balance sheet. The Board of Directors will re-assess its capital resources for the fourth fiscal quarter and may or may not determine to reinstate the dividend based on that assessment.

Cash Flows
The majority of the Company’s trading activities involve two day value trades under which payment is received in advance of delivery or product is received in advance of payment. The high volume, rapid rate of inventory turnover, and high average value per trade can cause material changes in the sources of cash used in or provided by operating activities on a daily basis. The Company manages these variances through its liquidity forecasts and counterparty limits by maintaining a liquidity reserve to meet the Company’s cash needs. The Company uses various short-term financial instruments to manage the rapid cycle of our trading activities from customer purchase order to cash collections and product delivery, which can cause material changes in the amount of cash used in or provided by financing activities on a daily basis.
The following summarizes components of our condensed consolidated statements of cash flows for the nine months ended March 31, 2018 and 2017:

in thousands
Nine Months Ended	March 31, 2018	March 31, 2017	March 31, 2018 Compared to March 31, 2017
Net cash provided by (used in) operating activities	$14,326	$(104,841)	119,167
Net cash used in investing activities	$(19,544)	$(2,717)	(16,827)
Net cash (used in) provided by financing activities	$(2,900)	$96,856	(99,756)
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash provided by (used in) operating activities
Operating activities provided $14.3 million and used $104.8 million in cash for the nine months ended March 31, 2018 and 2017, respectively, representing a $119.2 million decrease in the use of cash compared to the nine months ended March 31, 2017. This period over period decrease in the of use of funds in operating activities was primarily due to changes in the balances of liability on borrowed metals, secured loans, deferred income taxes, accounts payable, and derivative liabilities, offset by changes in the balances of inventory, derivative assets, income taxes payable, and receivables.
Net cash used in investing activities
Investing activities used $19.5 million and used $2.7 million in cash for the nine months ended March 31, 2018 and 2017, respectively, representing a $16.8 million increase in the use of cash compared to the nine months ended March 31, 2017. This period over period increase is the result of the change in balance of secured loans of $11.8 million, and an increase in the use of cash for corporate acquisition activity of $6.1 million compared to the comparable prior period.
Net cash (used in) provided by financing activities
Financing activities used $2.9 million and provided $96.9 million in cash for the nine months ended March 31, 2018 and 2017, respectively, representing a decrease of $99.8 million in funds provided by financing activities compared to the nine months ended March 31, 2017. This period over period decrease in funds provided by financing activities was primarily due to changes in the balance of product financing arrangements of $135.1 million, partially offset by the change in the balance of the Trading Credit Facility of $29.0 million and a new related party debt obligation of $7.5 million in the current period.
CAPITAL RESOURCES
We believe that our current cash and cash equivalents, availability under the Trading Credit Facility, product financing arrangements and the cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months.

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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Futures and forwards contracts open at March 31, 2018 are scheduled to settle within 30 days.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Unrealized gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, and the net realized gains and losses for futures and option contacts are recorded in cost of sales. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income. For the three months ended March 31, 2018 and 2017, the net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $11.8 million and $23.4 million, respectively.
For the nine months ended March 31, 2018 and 2017, the net gains (losses) on derivative instruments in the condensed consolidated statements of income totaled $13.8 million and $4.4 million, respectively.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of March 31, 2018 and at June 30, 2017:

in thousands	March 31, 2018	June 30, 2017
Inventory	$499,417	$284,659
Less unhedgable inventory:
Commemorative coin inventory, held at lower of cost or market	(162)	(40)
Premium on metals position	(3,375)	(4,088)
Inventory value not hedged	(3,537)	(4,128)

Subtotal	495,880	280,531
Commitments at market:
Open inventory purchase commitments	451,961	587,687
Open inventory sales commitments	(192,221)	(121,602)
Margin sale commitments	(6,446)	(7,936)
In-transit inventory no longer subject to market risk	(4,168)	(3,931)
Unhedgable premiums on open commitment positions	243	495
Borrowed precious metals	(243,295)	(5,625)
Product financing arrangements	(97,370)	(135,343)
Advances on industrial metals	5,885	1,580
Inventory subject to price risk	410,469	595,856

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	322,750	462,231
Precious metals futures contracts at market values	87,106	133,450
Total market value of derivative financial instruments	409,856	595,681

Net inventory subject to commodity price risk	$613	$175

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At March 31, 2018, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.
Commitments and Contingencies
Refer to Note 15 for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2018 and June 30, 2017, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	March 31, 2018	June 30, 2017
Purchase commitments	$451,961	$587,687
Sales commitments	$(192,221)	$(121,602)
Margin sale commitments	$(6,446)	$(7,936)
Open forward contracts	$322,750	$462,231
Open futures contracts	$87,106	$133,450
Foreign exchange forward contracts	$3,641	$2,213
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
Inventories include amounts borrowed from suppliers and customers arising from various arrangements including unallocated metal positions held by customers in the Company’s inventory, amounts due to suppliers for the use of consigned inventory, metals held by suppliers as collateral on advanced pool metals, as well as shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.)
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
Based on our assessment it appears more likely than not that most of the net deferred tax assets will be realized through future taxable income. Management has established a valuation allowance against the deferred taxes related to certain state net operating loss carryovers. Management believes the utilization of these losses may be limited. The Company will continue to assess the need for a valuation allowance for our remaining deferred tax assets in the future.
The Company's condensed consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the Distribution of the company when it was a member of the consolidated income tax return group of its Former Parent (Spectrum Group International, Inc.) Following its spin-off, the Company files federal and state income tax filings that are separate from the Former Parent's tax filings. The Company recognizes current and deferred income taxes as a separate taxpayer for periods ending after the date of Distribution.

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
Our business depends substantially on our ability to obtain financing for our operations. The Trading Credit Facility (as further described and defined below) provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility is an uncommitted demand facility provided by a syndicate of financial institutions (the “Trading Credit Lenders”), and is currently scheduled to mature on March 29, 2019.  A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes.  Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance its lending activities.
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
We are subject to fluctuations in interest rates based on the variable interest under the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus (i) 2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 1.88% as of March 31, 2018.
In addition to the Trading Credit Facility, we have incurred the Goldline Credit Facility to finance the Goldline acquisition. The obligations of the Company and Goldline pursuant to the Goldline Credit Facility are subordinated to the obligations of the Company pursuant to the Trading Credit Facility as set forth in certain subordination agreements executed in connection with the Goldline Credit Facility (the “Goldline Subordination Agreements”), and the Goldline Credit Facility requires us to comply with various operational and other covenants. Upon the occurrence of an event of default under the Goldline Credit Facility that is not cured or waived pursuant to the terms of the Goldline Credit Facility, the lenders holding a majority of the loans under the Goldline Credit Facility then outstanding could elect to declare all amounts outstanding under the Goldline Credit Facility to be due and payable immediately, subject to the requirements of the Goldline Subordination Agreements, as applicable. We have pledged substantially all of the assets of Goldline as collateral under the Goldline Credit Facility, and if we were unable to repay the amounts outstanding thereunder, the lenders under the Goldline Credit Facility could proceed against the collateral granted to secure such indebtedness, subject to the Goldline Subordination Agreements, as applicable. We cannot assure you that the assets or cash flow available to Goldline would be sufficient to fully repay the borrowings under the Goldline Credit Facility, upon demand or acceleration, or at maturity, or that we would be able to refinance or restructure the payments under the Goldline Credit Facility. Further, the incurrence of the Goldline Credit Facility increases the risks as a result of our leverage.

We could suffer losses with our financing operations.
We engage in a variety of financing activities with our customers:

•
Receivables from our customers with whom we trade in precious metal products are effectively short-term, non-interest bearing extensions of credit that are, in certain cases, secured by the related products maintained in the Company’s possession or by a letter of credit issued on behalf of the customer. On average, these receivables are outstanding for periods of between 8 and 9 days.

•
The Company operates a financing business through CFC that makes secured loans at loan-to-value ratios—principal loan amount divided by the liquidation value, as conservatively estimated by management, of the collateral—of, in most cases, 50% to 85%. These loans are both variable and fixed interest rate loans, with maturities from three to twelve months.

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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 48.7% of A-Mark's revenues for the nine months ended March 31, 2018. Those same two customers represented 37.0% of A-Mark's revenues for the nine months ended March 31, 2017. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
Our Logistics depository is subject to authorization.
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
With respect to deferred tax assets (net of deferred tax liabilities) that are in existence as of the enactment date of the Tax Act (i.e., valued using a 35.0% federal tax rate), the Company has been negatively impacted by the (1) new corporate tax rates, and (2) the effective date of the new provision, the effect of which is to preclude taxpayers from carrying net operating losses (NOLs) back to prior taxable years. This is because any realization of deferred taxes during the second half of fiscal year 2018 against taxable income will be realized at a lower 28.06% blended tax rate. Further, to the extent the realization of such deferred tax assets were to exceed such taxable income, resulting in an NOL, such NOL can no longer be carried back to a prior tax year and can only be carried forward to subsequent years for realization at a 21.0% tax rate. This would also be applicable to extent realization of deferred taxes are not until the subsequent year.
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
By the nature of our business, we maintain significant amounts of customer data on our systems. Moreover, certain third party providers have access to confidential data concerning the Company in the ordinary course of their business relationships with the Company. In recent years, various companies, including companies that are significantly larger than us, have reported breaches of their computer systems that have resulted in the compromise of customer data. Any compromise or breach of customer or company data held or maintained by either the Company or our third party providers could significantly damage our reputation and result in costs, lost trades, fines and lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches.
Compliance with the new General Data Protection Regulation in the EU could increase our costs and expose the Company to possible sanctions for violation.
In 2016, the EU adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which comes into effect in May 2018. The proposed EU data protection regime expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover or €20 million, and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, EU member states have the ability to interpret the GDPR opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis.
The Company has a trading office in Vienna, Austria and also markets to customers in the EU. Although our European operations are currently modest compared to our business in the United States, our European business could grow over time. We are evaluating the new regulation and its requirements, and implementation of the GDPR could require us to change our business practices and may increase the costs and complexity of compliance. Also, a violation by the Company of the new regulation could expose us to penalties and sanctions under the regulation.
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
We have in the past engaged, and continue to engage, in transactions with Stack’s Bowers, an affiliate of the Company, which could be perceived as not being made at arms-length.
Stack’s-Bowers Numismatics LLC ("Stack's Bowers"), which is primarily engaged in the business of auctions of high-value and rare coins and in coin retailing, is a wholly-owned subsidiary of SGI, our former parent. We have engaged in the past, and continue to engage, in transactions with Stack’s Bowers, some of which are presently on-going. These transactions include secured lending transactions in which Stack’s Bowers is the borrower, and other transactions involving the purchase and sale of rare coins. The Company and SGI have two officers and a director in common. In addition, a majority of the board of directors of the Company have retained an ownership interest SGI, that in the aggregate represents a controlling interest in SGI. All transactions between the Company and Stack’s Bowers are approved by our Audit Committee, and we believe that all such transactions are on terms no less favorable to the Company than would be obtained from an unaffiliated third party. Nonetheless, these transactions could be perceived as being conflicted.
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
In order to fully achieve the anticipated benefits and synergies of our acquisition of the assets of Goldline, LLC, we will need to successfully integrate the Goldline business, which is now being conducted through a separate subsidiary of the Company, with our existing operations.  The former executive vice president of Goldline, LLC, has assumed the role of President of our Goldline subsidiary, and we expect that with his experience and expertise, we will be able to align the Goldline business with our existing operations with a minimum amount of delay and disruption.  We cannot assure you that this will be the case, however, and the integration process may take longer, may be more costly, and may require more time and attention of senior management than we anticipate.  If that were the case, the benefits that we hope to achieve from the acquisition may not be realized in the time frame we anticipate or at all.

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
We recently suspended our dividend payments and may not be able to continue to pay dividends.
Effective March 2, 2015, the Board of Directors approved a cash dividend policy calling for the payment of a quarterly cash dividend of $0.05 per common share. The policy was amended on February 2, 2016 to provide for a quarterly cash dividend of $0.07 per common share, and then on January 26, 2017 to provide for a quarterly cash dividend of $0.08 per common share.
The Board of Directors recently determined to suspend the Company's quarterly dividend for the third fiscal quarter ended March 31, 2018 in order to increase its financial flexibility and strengthen its balance sheet. The Board of Directors will re-assess its capital resources for the fourth fiscal quarter and may or may not determine to reinstate the dividend based on that assessment.

The declaration of cash dividends in the future is subject to the determination each quarter by the Board of Directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements, bank covenants, and alternative uses of cash that the Board of Directors may conclude would represent an opportunity to generate a greater return on investment for the Company. Accordingly, there can be no assurance that the Company will resume paying dividends on a regular basis.  If the Board of Directors were to determine not to pay dividends in the future, shareholders would not receive any further return on an investment in our capital stock in the form of dividends, and may only obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.
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

A-MARK PRECIOUS METALS, INC.
Date:	May 10, 2018	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	May 10, 2018	By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	May 10, 2018
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	May 10, 2018
Cary Dickson	(Principal Financial Officer)