Form 10-K
period 2018-06-30
A-Mark Precious Metals, Inc.
filed 2018-09-19
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018
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
__________________________________________________

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on December 31, 2017, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $62,423,372. Shares of common stock known to be owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

As of September 10, 2018, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2018

PART I — FINANCIAL INFORMATION
ITEM 1. DESCRIPTION OF BUSINESS
Overview
A-Mark, also referred to (together with its subsidiaries) as "we", "us" and the "Company", is a full-service precious metals trading company. It is a wholesaler of gold, silver, platinum and palladium bullion and related products, including bars, wafers, grain and coins. A-Mark also:

•	distributes gold and silver coins and bars from sovereign and private mints;

•	provides financing and other services relating to the purchase and sale of bullion and numismatics;

•	offers secure storage for precious metal products;

•	provides our customers a platform of turn-key logistics services;

•	provides a variety of custom fabricated gold and silver bullion and other specialty products through Sovereign Mint partnerships and its mint operations; and

•	sells directly to the retail community through its Goldline subsidiary.
A-Mark believes it has one of the largest customer bases in each of its markets and provides one of the most comprehensive offerings of products and services in the precious metals trading industry. Our customers include mints, manufacturers and fabricators, refiners, coin and bullion dealers, e-commerce retailers, banks and other financial institutions, commodity brokerage houses, industrial users of precious metals, investors, collectors and retail customers. We serve customers on six continents, with over 10% of our customers located outside the United States.
A-Mark believes its businesses largely function independently of the price movement of the underlying commodities. However, factors such as global economic activity or uncertainty and inflationary trends, which affect market volatility, have the potential to impact demand, volumes and margins.
History
A-Mark was founded in 1965 as a numismatics firm, which subsequently grew to include wholesale bullion trading and precious metals financing. A-Mark became a wholly-owned subsidiary of Spectrum Group International, Inc. ("SGI") in 2005. In March 2014, SGI distributed all of the shares of common stock of A-Mark to its stockholders, effecting a spinoff of A-Mark from SGI. As a result of this distribution, which we refer to as the spinoff, the Company became a publicly traded company independent from SGI.
Over the years, A-Mark has been steadily expanding its products and services. In 1986, A-Mark became an authorized purchaser of gold and silver bullion coins struck by the United States Mint. Similar arrangements with other sovereign mints followed, so that by the early 1990s, A-Mark had (and continues to have) relationships with all major sovereign mints offering bullion coins and bars internationally.
In 2005, A-Mark launched its Collateral Finance Corporation ("CFC") subsidiary for the purpose of making secured loans collateralized by bullion and numismatic material. CFC has been steadily expanding the value of its aggregate loan portfolio and number of its customers. CFC has achieved its growth through both origination and loan portfolio acquisitions that it has purchased from wholesale customers of A-Mark, which market to retail customers.
A-Mark opened an overseas office in Vienna, Austria in 2009, for the purpose of marketing its goods and services in the European markets, and the office commenced full trading activity in 2012. This resulted in the expansion of A-Mark's trading hours. Also in 2012, A-Mark formed Transcontinental Depository Services, LLC ("TDS"), a subsidiary that provides customers with turn-key global storage solutions for their precious metals and precious metal products.
In July 2015, we launched our Las Vegas-based logistics fulfillment center, A-M Global Logistics, LLC, which provides our customers a platform of complementary services, including packaging, shipping, handling, receiving, processing and inventorying of precious metals and custom coins on a secure basis.
Our minting operations commenced in August 2016, when we formed a joint venture, AM&ST Associates, LLC ("AMST"), with SilverTowne, L.P., an Indiana-based fabricator of silver bullion products, to acquire its minting business. We own a majority interest in AMST. Since the formation of AMST, the Company has invested in minting equipment and fabrication tools to expand output capabilities, increase production efficiencies and improve product quality, and has leveraged SilverTowne Mint’s fabrication capabilities and coin die portfolio to expand our custom coin programs, as well as to introduce new custom products for individual customers.

In August, 2017, the Company acquired substantially all of the assets of Goldline, LLC, a direct retailer of precious metals to the investor community, and now conducts those operations through its subsidiary Goldline, Inc. ("Goldline"). Goldline LLC was formed in 1960 and became well-known to collectors and investors for its world-wide distribution of gold, silver and platinum bullion coins and bars, in part, due to its radio, internet and television marketing and customer service outreach programs which have historically led to a significant base of repeat customers. Since our acquisition, Goldline has expanded its product offerings, improved its delivery times, and provided additional financing options to its customers Also, Goldline has initiated a customer service program to re-engage with Goldline LLC's inactive customers and has invested in technological solutions to reduce the cost of its customer service outreach programs. Furthermore, Goldline has implemented a scaled marketing approach to better align with varying levels of market demands, and has consolidated the predecessor-company's trading, hedging, distribution and customer service functions within A-Mark.
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

•
an extensive and varied customer base that includes banks and other financial institutions, coin dealers, collectors, private investors, retail customers, investment advisors, industrial manufacturers, refiners, sovereign mints and mines;

•	ability to offer secured financing to customers;

•	secure storage for precious metals products;

•	access to primary market makers, suppliers, refiners and government mints that provide a dependable supply of precious metals and precious metal products;

•	minting operations which produce bullion and custom coins, allowing for a ready response to changing market demands;

•	24/7 trading over our interactive online trading platform;

•	the largest precious metals dealer network in North America;

•	depository relationships in major financial centers around the world;

•	experienced traders who effectively manage A-Mark's exposure to commodity price risk; and

•	a strong management team, with over 100 years of collective industry experience.
Business Segments
The Company conducts its operations through three reportable segments: (1) Wholesale Trading & Ancillary Services, (2) Secured Lending and (3) Direct Sales. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”) (See Note 18).
Prior to the fiscal quarter ended June 30, 2018, the operations of CFC, which now comprise our Secured Lending segment, had been considered part of the Wholesale Trading and & Ancillary Services segment.
Wholesale Trading & Ancillary Services
A-Mark operates through several business units that comprise the Wholesale Trading & Ancillary Services segment, including Industrial, Coin and Bar, Trading and Finance, TDS, Logistics and Mint.
Industrial. Our Industrial unit sells gold, silver, platinum and palladium to industrial and commercial users. Customers include coin fabricators such as mints, industrial manufacturers and fabricators, including electronics, component parts companies, and refiners. Depending on the intended usage, the metals are either investment or industrial grade and are generally in the form of bars, or grains.
Coin and Bar. Our Coin and Bar unit deals in over 200 different products, including gold and silver coins from around the world and gold, silver, platinum and palladium bars and ingots in a variety of weights, shapes and sizes. Our customers include coin and bullion dealers, banks and other financial institutions, commodity brokerage houses, manufacturers, investors, investment advisors, and collectors who qualify as “eligible commercial entities” and “eligible contract participants,” as those terms are defined in the Commodity Exchange Act.
We are an authorized distributor (and, in the case of the United States Mint, an authorized purchaser) of gold and silver coins for all of the major sovereign mints and various private mints. The sovereign mints include the United States Mint, the Australian (Perth) Mint, the Austrian Mint, the Royal Canadian Mint, the China Mint, Banco de Mexico, the South African Mint (Rand Refinery) and the Royal Mint (United Kingdom). We purchase and take delivery of coins from the mints for resale to coin dealers, financial institutions and other qualified purchasers.
Our distribution and purchase agreements with the mints are non-exclusive, and may be terminated by the mints at any time, although in practice our relationship with the mints are long-standing, in some cases, as with the U.S. Mint, extending back for over 20 years. In some cases, we have developed exclusive products with sovereign and private mints for distribution through our dealer network.
In our Industrial and Coin and Bar units, orders are taken telephonically and also on an electronic trading platform. Pricing is generally based on screen quotes for bullion transactions in the spot market, with two-day settlement, although special pricing and extended settlement terms are also available. For example, a customer can leave an order with A-Mark to purchase at a specified price below the current market price or an order to sell at a specified price above the current market price. Almost all customers in these units take physical delivery of the precious metal. Product is shipped upon receipt of payment, except where the purchase is financed under credit arrangements between A-Mark and the customer. We have relationships with precious metal depositories around the world to facilitate shipment of product from our inventory to these customers, in many cases for next day delivery. Product may either be shipped to the customer's location or delivered to a depository or other storage facility designated by the customer. The Company also periodically loans metals to customers on a short-term consignment basis, and may charge interest fees based on the value of the metals loaned. Such metal inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable.
Trading and Finance. Our Trading and Finance units engage in commodity hedging as well as borrowing and lending transactions in support of our Industrial and Coin and Bar units.
The Trading unit hedges the commodity risk on A-Mark's inventory in order to protect A-Mark from market price fluctuations. A-Mark maintains relationships with major market-makers and multiple futures brokers in order to provide a variety of alternatives for its hedging needs. Our traders employ a combination of future and forward contracts to hedge our market exposure. Because it seeks to substantially hedge its market exposure, A-Mark believes that its business largely functions independently of the price movements of the underlying commodities. Through its hedging activities, A-Mark may also earn contango yields, in which futures price are higher than the spot prices, or backwardation yields, in which futures prices are lower than the spot prices. A-Mark also offers precious metals price quotes in a number of foreign currencies.
Our Finance unit engages in precious metals borrowing and lending transactions and other customized financial transactions with or on behalf of our customers and other counterparties. These arrangements range from simple hedging structures to complex inventory finance arrangements and forward purchase and sale structures, tailored to the needs of our customers.
TDS. Our Transcontinental Depository Services LLC. ("TDS") subsidiary provides storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors and collectors worldwide. TDS contracts on behalf of our clients with independent secure storage facilities in the United States, Canada, Europe, Singapore and Hong Kong, for either fully segregated or allocated storage. We assist our clients in developing appropriate storage options for their particular requirements, and we manage the operational aspects of the storage with the third party facilities on our clients' behalf.
Logistics. Our A-M Global Logistics LLC. ("Logistics") subsidiary, located in Las Vegas, Nevada, supports our wholesale trading business by providing a significant amount of the secured storage, shipping and delivery services that had historically been outsourced to third-party depositories in their various locations. By consolidating those operations into one central location under our control, we have reduced our dependence on third-party service providers while enhancing quality control and reducing operating costs.
Logistics also provides turn-key logistics services to our customers engaged in the retail business. We provide these customers with one-stop financing (through our secured lending segment), hedging (through our trading and finance business units), inventory handling, packaging, storage and drop-shipping services.
Mint. In August 2016, the Company formed AM&ST ("Mint"), a joint venture with SilverTowne, L.P., an Indiana-based producer of minted silver. AMST acquired the entire minting operations (referred to as SilverTowne Mint or our "Mint" business unit) of SilverTowne, L.P., with the goal of providing greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to fabricated silver products during volatile market environments. Since the acquisition, A-Mark has leveraged SilverTowne Mint’s fabrication capabilities and coin die portfolio to expand its custom coin programs, as well as to introduce new custom products for individual customers.  As of June 30, 2018, the Company and SilverTowne, L.P. owned 55% and 45%, respectively, of AMST (see Note 19).
Secured Lending
The Company operates its Secured Lending segment through its wholly-owned subsidiary, CFC. CFC has been in operation since 2005.
CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors and collectors. As of June 30, 2018, CFC had approximately $110.4 million in secured loans outstanding, of which approximately 67.6% was originated by third parties and acquired by CFC and approximately 32.4% was originated by CFC.
General. CFC’s loans consist of on-demand loans and loans with a term of three months to 364 days, with a typical term of approximately six months. Repayment of the loans can be made at any time without penalty. Because the loans are of relatively short duration, CFC does not have significant exposure to interest rate fluctuations, even in a rising interest rate environment. Loans carried by CFC range in size from $15,000 to $10.0 million.
All loans are fully secured by bullion or numismatics coins (or in rare cases, by other acceptable collateral.) TDS, on behalf of CFC, takes physical custody of the coins or bullion collateralizing the loans. CFC requires loan-to-value ("LTV") ratios of between 50% and 85%. LTV ratio refers to the principal amount of the loan divided by the liquidation value of the collateral, as conservatively estimated by CFC for numismatic loans and based on daily spot market prices for bullion loans. The LTV ratio varies with the nature of the collateral, with CFC requiring, for example, a higher LTV ratio for bullion than for rare coins. If, because of fluctuations in the market price of the pledged collateral, the LTV ratio on a loan drops below a prescribed minimum ratio, typically 85%, CFC can make a margin call on the loan. If the borrower does not meet the margin call, either by wiring payment or supplying additional collateral, CFC is authorized to sell the collateral, which it does through its A-Mark affiliates. Because of its conservative lending practices, CFC has never experienced losses of principal on its loans.
CFC has historically financed its loan origination and acquisition activity through a demand line of credit with several financial institutions. In the fourth fiscal quarter of 2018, CFC announced its intention to engage in securitization financing, whereby it would issue privately placed notes secured by the loans that it owns and the bullion and numismatics collateralizing the loans.
Origination Activity. CFC's origination activities are complementary to the Company’s coin and bullion businesses, and afford our customers a convenient means of financing their inventory or collections. CFC also attempts to leverage the worldwide storage capabilities of its TDS affiliate by offering clients TDS’s asset protection services in connection with the loans. CFC’s marketing efforts for its origination activity are conducted both in partnership with A-Mark, particularly with respect to dealers, and independently, including though its dedicated website cfccoinloans.com. Interest rates on loans originated by CFC are determined based on current market conditions, borrower profile and type or mix of collateral. CFC also offers a variety of custom loan services to its origination clients, including renewal options, options to increase loan size, financing arrangements tailored to facilitate participation in numismatic auctions, and revolving loan arrangements. CFC services the loans that it originates.
Acquisition Activity. CFC also acquires portfolios of loans secured by bullion and numismatics coins from third party originators. The originators may be customers of A-Mark, who finance the purchases by their borrowers of precious metals and coins sourced by the originator, in whole or in part, from A-Mark. The loans acquired by CFC are sold subject to customary representations and warranties for loan portfolios of this type, and must comply with CFC’s criteria for quality of collateral, LTV ratio, term and interest rate. Upon acquisition of a loan portfolio, CFC takes physical possession of the collateral securing the loans. In the event that a loan is non-performing, the collateral will typically be liquidated by A-Mark on behalf of the originator in order to retire the loan. Typically, loan portfolios acquired by CFC are serviced by the originator for a fee.
Direct Sales
The Company operates its Direct Sales segment through its wholly-owned subsidiary Goldline Inc. (“Goldline”). The Company acquired the business in August 2017 through an asset purchase transaction with Goldline LLC. Goldline LLC had been in operation since 1960.
Direct-to-Client Sales. Goldline is a direct retailer of precious metals to the investor community. Goldline markets its precious metal products primarily on radio, the internet and television, as well as through telephonic sales efforts, particularly to Goldline’s repeat customers. The Company acquired the Goldline business with the objective of enhancing the Company’s distribution capabilities by adding a direct-to-client distribution channel. The Company also anticipated that the acquisition would diversify the product and services offering to Goldline customers, through access to the Company’s wider assortment of precious metal coins and bars, CFC's secured lending services and TDS’s storage and asset protection services. Since the acquisition, the Company has been focused on rationalizing the cost structure of the Goldline business to promote profitability.

Goldline customers are required to open an account with Goldline and enter into an account agreement. The agreement specifies the terms and conditions of purchase and explains the availability of certain programs and services offered by Goldline to its customers.
Liquidity
               Our business depends substantially on our ability to obtain financing for our operations. The Company’s line of credit provides it with the liquidity to buy and sell billions of dollars of precious metals annually.  Additional sources of funds are generated through product financing arrangements with customers, whereby the Company sells its inventory with an option to repurchase, and through borrowing arrangements with its suppliers. In addition, the Company generates cash from earning interest income on secured loans and secured financing structures, and from other finance products.
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
Sales and Marketing
We market our products and services primarily through our offices in El Segundo, California and Vienna, Austria, our website and our dealer network, which we believe is the largest of its kind in North America. The dealer network consists of over 700 independent precious metal and coin companies, with whom we transact on a non-exclusive basis. The arrangements with the dealers vary, but generally the dealers acquire product from us for resale to their customers. In some instances, we deliver bullion to the dealers on a consignment basis. We also participate from time to time in trade shows and conventions, at which we promote our products and services. As a vertically integrated precious metals concern, a key element of our marketing strategy is being able to cross-sell our products and services to customers within our various business units.
Operational Support
The Wholesale Trading & Ancillary Services segment maintains administrative and operational support at its headquarters in El Segundo, California. We believe that our existing administrative and operational support infrastructure has the capacity to scale up with our business activities. We store our inventories of bullion and numismatics at third party depositories in major financial centers around the world and at our facility in Las Vegas, Nevada. As of June 30, 2018, A-Mark has an uncommitted line of credit that provided us with access up to $260.0 million, featuring a $210.0 million base with a $50.0 million accordion option, which it has used to fund substantially all of the operations of the Company.
The Secured Lending segment maintains administrative support at its headquarters in El Segundo, California for the processing of its originated loans, including billing of interest, managing margin calls and tracking of precious metal collateral. However, for the processing administration of loans that are acquired from a third-party (usually a customer of A-Mark), customer invoices are typically processed by the originating dealer of the loan portfolio, through a servicing arrangement, for a fee based on the interest rate charged to the end-consumer. The operational support (specifically, the collateral custody and security) is managed by our logistics business unit. Additionally, A-Mark provides funds to CFC to purchase additional bullion and numismatic secured loans.
The Direct Sales segment maintains administrative and operational support at its office in Los Angeles, California for soliciting and processing it retail orders. The Company's Trading, Finance and Logistics business units and secured lending segment provide supporting services such as hedging, order fulfillment and lending services.
With a third party software developer, we have created a proprietary trading program, referred to as the Metals Trading System ("MTS"). Through MTS we are able to input, process, track and document our trading activity, including complex hedging and similar transactions. Additionally, we have developed and implemented an electronic trading platform for receiving and processing customer orders, with the objective of improving transactional ease and efficiency, and also extended trading hours.
Supplier and Customer Concentrations
A-Mark buys a majority of its precious metals from a limited number of suppliers. The Company believes that numerous other suppliers are available and would provide similar products on comparable terms. In addition, through the Company's Mint business operation, it has the capabilities to design and mint silver custom bullion-coins to respond to changing market demands.

For the year ended June 30, 2018, the Company had two customers, HSBC Bank USA and Mitsubishi Intl. Corporation, each comprising more than 10% of our revenues (see Note 17.) The Company's largest customers characteristically have significant forward contract sales activity (as opposed to those customers with whom we principally have physical trading activity), which are entered to hedge the Company's commodity holding risks, and not for speculative purposes.
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
Our Secured Lending segment's market is believed to have limited direct competition. We believe factors, including access to capital, secure storage facilities, bullion and numismatic expertise and other related services and offerings, provide us a competitive advantage in the marketplace.
Our Direct Sales' market environment is highly-competitive and highly-concentrated with a significant number of active loyal customers, from which we can expand product and service offerings and generate new customers from our sponsorship of syndicated radio and from acquired lists of marketing information.
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
Employees
As of June 30, 2018, we had 188 employees, with 186 located in North America, and two located in Europe; all except eight of these employees were considered full-time employees. We regard our relations with our employees as good.
Corporate Information
A-Mark was founded in 1965 as a New York corporation. In January 2014, the Company was reincorporated in Delaware. Our executive offices are located at 2121 Rosecrans Avenue, Suite 6300, El Segundo CA 90245. Our telephone number is (310) 587-1477, and our website is www.amark.com. Through this website, we make available, free of charge, all of our filings with the Securities and Exchange Commission ("SEC"), including those under the Exchange Act of 1934, as amended ("Exchange Act"). Such reports are made available on the same day that they are electronically filed with, or furnished to, the SEC. In addition, copies of our Code of Business Conduct and Ethics for Employees, Code of Business Conduct and Ethics for Senior Financial and Other Officers, and Code of Business Conduct and Ethics for Directors are available through this website, along with other information regarding our corporate governance policies.
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
We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus (i) 2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 2.09% as of June 30, 2018.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 49.3% of A-Mark's revenues for the year ended June 30, 2018. Those same two customers represented 38.2% of A-Mark's revenues for the year ended June 30, 2017. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
To accomplish our growth strategy, we will require adequate sources of liquidity to fund both our existing business and our expansion activity. Currently, our main sources of liquidity are the cash that we generate from operations and our borrowing availability under the Trading Credit Facility. There can be no assurance that these sources will be adequate to support the growth that we are hoping to achieve or that additional sources of financing for this purpose, in the form of additional debt or equity financing, will be available to us, on satisfactory terms or at all. Also, the Trading Credit Facility contains, and any future debt financing is likely to contain, various financial and other restrictive covenants. The need to comply with these covenants may limit our ability to implement our growth initiatives.
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
The SEC has promulgated rules mandated by the Dodd-Frank Act regarding disclosure, on an annual basis, of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the "DRC") or an adjoining country and whether such minerals helped finance the armed conflict in the DRC.
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
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, including the Tax Cuts and Jobs Act. On December 22, 2017, the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. We have not completed our accounting for the estimated tax effects of the Tax Act. We recorded a provisional net charge of $1.2 million based on reasonable estimates for those tax effects. Due to the timing of the enactment and the complexity in applying the provisions of the Tax Act, the provisional net charge is subject to revisions as we continue to complete our analysis, collect, and prepare necessary data, and interpret additional guidance.
With respect to deferred tax assets (net of deferred tax liabilities) that are in existence as of the enactment date of the Tax Act (i.e., valued using a 35.0% federal tax rate), the Company has been negatively impacted by the (1) new corporate tax rates, and (2) the effective date of the new provision, which precludes taxpayers from carrying net operating losses (NOLs) back to prior taxable years. This is because the realization of deferred taxes during the second half of fiscal year 2018 against taxable income will be realized at a lower 28.06% blended tax rate. Further, to the extent the realization of such deferred tax assets exceed such taxable income, resulting in an NOL, such NOL can no longer be carried back to a prior tax year and can only be carried forward to subsequent years for realization at a 21.0% tax rate. This is also applicable to the extent realization of deferred taxes are not until the subsequent year.

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
In 2016, the EU adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which went into effect in May 2018. The EU data protection regime expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover or €20 million, and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, EU member states have the ability to interpret the GDPR opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis.
The Company has a trading office in Vienna, Austria and also markets to customers in the EU. Although our European operations are currently modest compared to our business in the United States, our European business could grow over time. We have evaluated the new regulation and its requirements, and believe we are currently in compliance with the GDPR in all material respects. Going forward, however, the expansion of our European operations could require us to change our business practices and may increase the costs and complexity of compliance. Also, a violation by the Company of the new regulation could expose us to penalties and sanctions under the regulation.
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
Stack’s-Bowers Numismatics LLC ("Stack's Bowers"), which is primarily engaged in the business of auctions of high-value and rare coins and in coin retailing, is a wholly-owned subsidiary of SGI, our former parent. We have engaged in the past, and continue to engage, in transactions with Stack’s Bowers, some of which are presently on-going. These transactions include secured lending transactions in which Stack’s Bowers is the borrower, and other transactions involving the purchase and sale of rare coins. The Company and SGI have two officers and a director in common. In addition, a majority of the board of directors of the Company has retained an ownership interest in SGI that in the aggregate represents a controlling interest in SGI. All transactions between the Company and Stack’s Bowers are approved by our Audit Committee, and we believe that all such transactions are on terms no less favorable to the Company than would be obtained from an unaffiliated third party. Nonetheless, these transactions could be perceived as being conflicted.
Risks Related to Our Acquisition of the Goldline Assets
We expect that our recent acquisition of the assets of Goldline, LLC will grow our business and create opportunities from cross-selling, but there is no assurance that this will be the case.
On August 28, 2017, we consummated the acquisition of the assets of Goldline, LLC, a leading direct retailer of precious metals to the investor community.  We believe that the acquisition represents an attractive opportunity to expand our suite of integrated precious metals businesses into the direct-to-client space.  We also believe that the acquisition has provided an opportunity to cross-sell our products and services to Goldline’s broad, high-end customer base, for example utilization of our precious coin and metal storage services at our secured Las Vegas, Nevada facility.  Nevertheless, there is no assurance that we will be successful in conducting a retail bullion business.  For example, the success of this business will require that we continue to maintain the loyalty of a large, widely disseminated customer base, and could depend on our ability to anticipate and appropriately respond to changing attitudes of consumers to investment in precious metals.  There also can be no assurance that we will be successful in our efforts to cross-sell other products and services to the Goldline client base.  If the Goldline business does not succeed as we anticipate, or if we are required to make significant additional investment in the Goldline business in order to maintain or expand the business, our results of operation and liquidity could be adversely affected, which could in turn cause us to be in violation of one or more covenants under the Trading Credit Facility.
The Company may incur unanticipated costs integrating the Goldline business into our operations.
In order to fully achieve the anticipated benefits and synergies of our acquisition of the assets of Goldline, LLC, we will need to continue to integrate the Goldline business, which is now being conducted through a separate subsidiary of the Company, with our existing operations.  The former executive vice president of Goldline, LLC, has assumed the role of President of our Goldline subsidiary, and we expect that with his experience and expertise, we will be able to align the Goldline business with our existing operations with a minimum amount of delay and disruption.  We cannot assure you that this will be the case, however, and the integration process may take longer, may be more costly, and may require more time and attention of senior management than we anticipate.  If that were the case, the benefits that we hope to achieve from the acquisition may not be realized in the time frame we anticipate or at all.
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
On July 21, 2010, former President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires the Commodity Futures Trading Commission to promulgate rules and regulations implementing the new legislation, including with respect to derivative contracts on commodities. This legislation and any implementing regulations could significantly increase the cost of some commodity derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of some commodity derivative contracts, reduce the availability of some derivatives to protect against risks, reduce our ability to monetize or restructure our existing commodity derivative contracts and potentially increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank legislation and regulations, we would be exposed to inventory and other risks associated with fluctuations in commodity prices. Also, if the Dodd-Frank legislation and regulations reduces volatility in commodity prices, our revenues could be adversely affected.
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

Risks Relating to Our Common Stock
Public company costs have increased our expenses and administrative burden, in particular in order to maintain our Company's compliance with certain provisions of the Sarbanes Oxley Act of 2002.
As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. These increased costs and expenses may arise from various factors, including financial reporting costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002).
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and related regulations implemented by the SEC and NASDAQ have created uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. Applicable laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
We are required to implement standalone policies and procedures to comply with the requirements of Section 404. During the course of our testing of our internal controls and procedures, we may identify deficiencies which we may not be able to remediate in time to comply with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are also important to the operation of our business. We also expect that these regulations will continue to increase our legal and financial compliance costs and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, then investors could lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, if we do not maintain effective internal controls, we may not be able to accurately report our financial information on a timely basis, which could harm the trading price of our common stock, impair our ability to raise additional capital, or jeopardize our continued listing on the NASDAQ Global Select Market or any other stock exchange on which common stock may be listed.
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
The Board of Directors determined to suspend the Company's quarterly dividend for both the third and fourth fiscal quarters ended March 31, 2018 and June 30, 2018, in order to increase its financial flexibility and strengthen its balance sheet. Going forward, the Board of Directors will re-assess its capital resources and may or may not determine to reinstate the dividend based on that assessment.

The declaration of cash dividends in the future is subject to the determination each quarter by the Board of Directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements, bank covenants, and alternative uses of cash that the Board of Directors may conclude would represent an opportunity to generate a greater return on investment for the Company. Accordingly, there can be no assurance that the Company will resume paying dividends on a regular basis.  If the Board of Directors were to determine not to pay dividends in the future, shareholders would not receive any further return on an investment in our capital stock in the form of dividends, and may obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.
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
Your percentage ownership in A-Mark potentially could be diluted in the future because of additional equity awards that we expect will be granted to our directors, officers and employees. We have established an equity incentive plan that provides for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which could dilute your percentage ownership.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of June 30, 2018, the Company owned or leased properties in El Segundo, California; Los Angeles, California; Las Vegas. Nevada; Winchester, Indiana; and Vienna, Austria, as described below:

Location	General Use of Facility	Square Footage		Ownership		Lease Term/Expiration
El Segundo, California	Corporate headquarters, trading desk, secured lending and back-office operations	9,000		Leased		March 2026
Los Angeles, California	Direct Sales Operations	21,500		Leased	(1)	February 2022
Las Vegas, Nevada	Storage and fulfillment logistics operations	17,600		Leased		April 2025
Winchester, Indiana	Minting operations	11,400	(2)	Owned		—
Vienna, Austria	Trading desk	248		Leased		every three months

(1) We sublease a portion of the space to a third party.
(2) This facility is located on 2.9 acres of land that is jointly owned by the Company and SilverTowne LP (our minority interest partner).

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
As of September 10, 2018, there were 185 registered stockholders of record of our common stock and the last reported sale price of our stock as reported by the NASDAQ Global Select Market was $13.50.
The following table sets forth the range of high and low closing prices for our common stock for each full quarterly period during fiscal 2018 and 2017, as reported by the NASDAQ Global Select Market. These quotations below reflect inter-dealer closing prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2018		2017
Quarter	High	Low	High	Low
First	$18.82	$14.76	$17.67	$15.81
Second	$16.96	$12.56	$19.50	$15.03
Third	$14.65	$10.78	$21.49	$17.08
Fourth	$14.06	$12.00	$18.01	$15.15

Issuer Purchases of Equity Securities
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

As of September 10, 2018, there have been no repurchases of equity securities under the above-reference stock repurchase program.
Dividend Policy
Effective March 2, 2015, the Board of Directors approved a cash dividend policy calling for the payment of a quarterly cash dividend of $0.05 per common share. The policy was amended on February 2, 2016 to provide for a quarterly cash dividend of $0.07 per common share, and then on January 26, 2017 to provide for a quarterly cash dividend of $0.08 per common share.
The Board of Directors determined to suspend the Company's quarterly dividend for both the third and fourth fiscal quarters ended March 31, 2018 and June 30, 2018 in order to increase its financial flexibility and strengthen its balance sheet. Going forward, the Board of Directors will re-assess its capital resources and may or may not determine to reinstate the dividend based on that assessment.
Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements, restrictive financial covenants, and such other factors as our Board of Directors deems relevant. A-Mark’s credit facility has certain restrictive financial covenants which could affect our ability to pay dividends.
Equity Compensation Plan Information
The following table provides information as of June 30, 2018, with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	842,515	$17.59	523,445	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	842,515	$17.59	523,445

_________________________________
(1)
These shares are available for future issuance under A-Mark's amended and restated 2014 Stock Award and Incentive Plan ("2014 Plan"). All 2014 Plan shares are available for awards of stock options, stock appreciation rights, restricted stock units, restricted stock and other "full-value" awards.

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the respective years. Included in our analysis is a discussion of five performance metrics: (i) ounces of gold and silver sold, (ii) Wholesale trading ticket volume, (iii) Direct Sales ticket volume, (iv) inventory turnover ratio and (v) number of secured loans at period-end.

•	Results of Segments. This section provides an analysis of our results of operations presented for our three segments:

◦	Wholesale Trading and Ancillary Services,

◦	Secured Lending, and

◦	Direct Sales
for the respective years.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of June 30, 2018. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

EXECUTIVE OVERVIEW
Our Business
We conduct our operations in three reportable segments: (1) Wholesale Trading & Ancillary Services, (2) Secured Lending and (3) Direct Sales.
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
In August 2016, the Company formed AMST, a joint venture with SilverTowne, L.P., referred to as SilverTowne, an Indiana-based producer of minted silver. As of June 30, 2018, the Company and SilverTowne, L.P. own 55% and 45%, respectively, of AMST. AMST acquired the entire minting operations (referred to as SilverTowne Mint) of SilverTowne, L.P., with the goal of providing greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments, which have historically resulted in higher demand for precious metals products.
Secured Lending Segment
The Company operates its Secured Lending segment through its wholly-owned subsidiary, CFC. CFC has been in operation since 2005.
CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors and collectors. As of June 30, 2018, CFC had approximately $110.4 million in secured loans outstanding, of which approximately 67.6% was originated by third parties and acquired by CFC and approximately 32.4% was originated by CFC.
Direct Sales Segment
The Company operates its Direct Sales segment through its wholly-owned subsidiary Goldline Inc. (“Goldline”). The Company acquired the business in August 2017 through an asset purchase transaction with Goldline LLC (see Note 1.) Goldline LLC had been in operation since 1960.
Goldline is a direct retailer of precious metals to the investor community. Goldline markets its precious metal products primarily on radio, the internet and television, as well as through telephonic sales efforts, particularly to Goldline’s repeat customers. The Company acquired the Goldline business with the objective of enhancing the Company’s distribution capabilities by adding a direct-to-client distribution channel. The Company also anticipated that the acquisition would diversify the product and services offering to Goldline customers, through access to the Company’s wider assortment of precious metal coins and bars, including CFC's secured lending services and TDS’s storage and asset protection services. Since the acquisition, the Company has been focused on rationalizing the cost structure of the Goldline business to promote profitability.

Our Strategy
The Company has grown from a small numismatics firm in 1965 to a significant participant in the bullion and coin markets, with approximately $7.6 billion and $7.0 billion in revenues for the years ended June 30, 2018 and 2017, respectively. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, particularly in Europe, and the scope of complementary products, services and technological tools that we offer to our customers. We intend to promote our growth by leveraging off the strengths of our existing integrated operations: the depth of our customer relations; our access to market makers, suppliers and government mints and other mints; our trading systems in the U.S. and Europe, are available 24 hours a day 7 days a week; our expansive precious metals dealer network; our depository relationships around the world; our knowledge of secured lending; our logistics capabilities; our trading expertise; and the quality and experience of our management team.
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
In addition, the Company earns revenue by providing storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors and collectors worldwide and by providing storage and order-fulfillment services to our retail customers. These revenue streams are complementary to our trading activity, and represent less than 1% of our revenues.
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
Another measure of our business volume, unaffected by changes in commodity pricing, is Wholesale Trading & Ancillary Services segment ticket volume and Direct Sales segment ticket volume, which is the total number of orders processed by our trading desks in El Segundo, California and Vienna, Austria. In periods of higher volatility, there is generally increased trading in the commodity markets, and increased demand for our products, which translates into higher business volume. Generally, the ounces sold on a per-trading-ticket basis is substantially higher for orders placed telephonically compared to those placed on our online portal platform.
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
Finally, as a measure of the size of our secured lending segment, we look at the number of outstanding secured loans to customers at the end of the fiscal quarter.
Fiscal Year
Our fiscal year end is June 30 each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Years Ended June 30, 2018 and 2017

Consolidated Results of Operations
The operating results of our business for the years ended June 30, 2018 and 2017 are as follows:

in thousands, except per share data and performance metrics
Years Ended June 30,		2018		2017		$	%
		$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues		$7,606,248	100.000%	$6,989,624	100.000%	$616,624	8.8%
Gross profit		29,443	0.387%	31,334	0.448%	$(1,891)	(6.0)%
Selling, general and administrative expenses		(33,398)	(0.439)%	(23,343)	(0.334)%	$10,055	43.1%
Goodwill and intangible asset impairment		(2,654)	(0.035)%	—	—%	$2,654	—%
Interest income		16,105	0.212%	12,553	0.180%	$3,552	28.3%
Interest expense		(13,891)	(0.183)%	(10,117)	(0.145)%	$3,774	37.3%
Other income		954	0.013%	298	0.004%	$656	220.1%
Unrealized gain on foreign exchange		30	—%	60	0.001%	$(30)	NM
Net (loss) income before provision for income taxes		(3,411)	(0.045)%	10,785	0.154%	$(14,196)	(131.6)%
Income tax expense		(8)	—%	(3,721)	(0.053)%	$(3,713)	(99.8)%
Net (loss) income		(3,419)	(0.045)%	7,064	0.101%	$(10,483)	(148.4)%
Add:	Net loss attributable to non-controlling interest	(22)	—%	(22)	—%	$—	NM
Net (loss) income attributable to the Company		$(3,397)	(0.045)%	$7,086	0.101%	$(10,483)	(147.9)%

Basic and diluted net (loss) income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic		$(0.48)		$1.01		$(1.49)	(147.5)%
Diluted		$(0.48)		$1.00		$(1.48)	(148.0)%

Performance Metrics:(1)
Gold ounces sold(2)		1,912,000		2,171,000		(259,000)	(11.9)%
Silver ounces sold(3)		46,466,000		79,584,000		(33,118,000)	(41.6)%
Inventory turnover ratio(4)		26.8		26.3		0.5	1.9%
Number of secured loans at period end(5)		3,507		2,375		1,132	47.7%

_________________________________

NM	Not meaningful.

(1)	See "Results of Segments" for ticket count volume by segment.

(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the fiscal years, which excludes ounces of gold recorded on forward contracts.

(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the fiscal years, which excludes ounces of silver recorded on forward contracts.

(4)
Inventory turnover ratio is the cost of sales divided by average inventory. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers at the end of the period.

Revenues

Years Ended June 30,	2018		2017		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$7,606,248	100.000%	$6,989,624	100.000%	$616,624	8.8%
Performance Metrics
Gold ounces sold	1,912,000		2,171,000		(259,000)	(11.9)%
Silver ounces sold	46,466,000		79,584,000		(33,118,000)	(41.6)%

Revenues for the year ended June 30, 2018 increased $616.6 million, or 8.8%, to $7.606 billion from $6.990 billion in 2017. Our revenues increased primarily due to higher gold prices and forward sales, offset by a decrease in the total amount of gold and silver ounces sold, and silver prices.
Gold ounces sold for the year ended June 30, 2018 decreased 259,000 ounces, or 11.9%, to 1,912,000 ounces from 2,171,000 ounces in 2017. Silver ounces sold for the year ended June 30, 2018 decreased 33,118,000 ounces, or 41.6%, to 46,466,000 ounces from 79,584,000 ounces in 2017. On average, the prices for gold increased by 2.8% and prices for silver decreased by 5.3% during the year ended June 30, 2018 as compared to 2017.

Gross Profit

Years Ended June 30,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$29,443	0.387%	$31,334	0.448%	$(1,891)	(6.0)%
Performance Metric
Inventory turnover ratio	26.8		26.3		0.5	1.9%

Gross profit for the year ended June 30, 2018 decreased by $1.9 million, or 6.0%, to $29.4 million from $31.3 million in 2017. Overall gross profit decreased due to subdued market conditions (e.g., lower gold and silver sales volume, margins and trading profits ) compared to the prior fiscal year, offset by gross profit of the newly acquired Direct Sales segment (i.e., Goldline).
The Company’s gross margin percentage decreased by 13.6% to 0.387% from 0.448% in 2017. The drop in gross margin percentage was largely attributable to lower margins resulting from subdued market conditions, higher forward sales, which increase revenues but are associated with negligible gross margin percentages (i.e., near zero) that lowers the overall percentage and lower trading profits, offset by gross margin of the newly acquired Direct Sales segment (i.e., Goldline). The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
Our inventory turnover rate for the year ended June 30, 2018 increased by 1.9%, to 26.8 from 26.3 in 2017. The inventory turnover rate for fiscal 2018 was fairly consistent with fiscal 2017.
Selling, General and Administrative Expense

Years Ended June 30,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(33,398)	(0.439)%	$(23,343)	(0.334)%	$10,055	43.1%

Selling, general and administrative expenses for the year ended June 30, 2018 increased $10.1 million, or 43.1%, to $33.4 million from $23.3 million in 2017. The change was primarily due to new selling, general and administrative expense related to our newly acquired Direct Sales segment (Goldline) of $10.6 million (which included $0.6 million of severance expense), $0.6 million of non-recurring legal expense, $0.8 million of professional consulting fees, partially offset by a $1.0 million reduction to incentive compensation expense and $0.3 million of investigatory acquisition costs.

Goodwill and intangible asset impairment

Years Ended June 30,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Goodwill and intangible asset impairment	$(2,654)	(0.035)%	$—	—%	$2,654	—%

Goodwill and intangible asset impairment for the year ended June 30, 2018 increased $2.7 million to $2.7 million from zero in 2017. The change was due to our annual impairment assessment we conducted in the fourth quarter of fiscal year 2018, which was related to our Direct Sales segment (Goldline).

Interest Income

Years Ended June 30,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$16,105	0.212%	$12,553	0.180%	$3,552	28.3%
Performance Metric
Number of secured loans at period-end	3,507		2,375		1,132	47.7%

Interest income for the year ended June 30, 2018 increased $3.6 million, or 28.3%, to $16.1 million from $12.6 million in 2017. Interest income from our Secured Lending segment increased by $1.9 million or by 24.5% in comparison to the same year-ago period, which represents approximately 53.3% of the aggregate increase. This increase in interest from secured loans was primarily due to increases in interest rates and an increase in the aggregate value of the secured loan portfolio. The number of secured loans outstanding increased by 47.7% to 3,507 from 2,375 in 2017.
The aggregate increase in interest income also increased due to other finance product income. Our finance fees earned related to repurchase arrangements with customers increased by 25.1% or by $1.1 million in comparison to the same year-ago period, which represent approximately 32.3% of the aggregate increase.
Interest Expense

Years Ended June 30,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(13,891)	(0.183)%	$(10,117)	(0.145)%	$3,774	37.3%

Interest expense for the year ended June 30, 2018 increased $3.8 million, or 37.3% to $13.9 million from $10.1 million in 2017. The increase was related primarily to a greater usage of our Trading Credit Facility, our new related-party debt financing agreement associated with our acquisition of Goldline, higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases, and increased third-party loan servicing fees. As compared to the same year-ago period, the following interest expense components increased by (i) $1.8 million or 24.8% related to the Trading Credit Facility (including debt amortization costs), (ii) $0.6 million related to the Goldline Credit Facility, (iii) $0.4 million, or 27.7% related to third-party loan processing fees for acquired secured loans, (iv) $0.3 million related to our liability on borrowed metal balances, and (v) $0.6 million or 40.8% related to product financing agreements with our customers.

Provision for Income Taxes

Years Ended June 30,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Income tax expense	$(8)	—%	$(3,721)	(0.053)%	$(3,713)	(99.8)%

Our provision for income taxes was $0.0 million and $3.7 million for the years ended June 30, 2018 and 2017, respectively. Our effective tax rate was approximately 0.2% and 34.5% for the years ended June 30, 2018 and 2017, respectively. Our effective tax rate for the year ended June 30, 2018 differs from the federal statutory rate of 28.06% primarily due to the tax impact of a one-time revaluation of net deferred tax assets to reflect their value at the reduced corporate tax rate under the Tax Cuts and Jobs Act ("TCJA"). Our effective tax rate for the year ended June 30, 2017 differs from the federal statutory rate primarily due to favorable tax attributes and deductions resulting from amended state tax filings based on the settlement of the Former parent's tax examination in the years when the Company was included in a consolidated filing. These favorable attributes are allocated to the standalone Company. The change in effective tax rate was also partially due to non-deductible transaction costs in the prior year that become deductible in the current year when the transaction was abandoned.
Tax Cuts and Jobs Act
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed the existing US tax laws, including a reduction in the federal corporate tax rate from 35% to 21%. As a result of the enactment of the legislation, the Company incurred a provisional one-time tax expense of $1.2 million for the year ended June 30, 2018, primarily related to the re-measurement of certain deferred tax assets and liabilities. The Company incurred a tax benefit from operations (both recurring and non-recurring) which is largely offset by a one-time revaluation adjustment under TCJA of $1.2 million for year ended June 30, 2018.

Segment Results of Operations
The Company conducts its operations in three reportable segments: (1) Wholesale Trading & Ancillary Services, (2) Secured Lending and (3) Direct Sales. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”).
Results of Operations — Wholesale Trading & Ancillary Services Segment
Overview of Results of Operations for the Years Ended June 30, 2018 and 2017
The operating results of our Wholesale Trading & Ancillary Services segment for the years ended June 30, 2018 and 2017 are as follows:

in thousands, except performance metrics
Years Ended June 30,	2018		2017		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$7,538,856	100.000%	$6,989,624	100.000%	$549,232	7.9%
Gross profit	24,109	0.320%	31,334	0.448%	$(7,225)	(23.1)%
Selling, general and administrative expenses	(21,096)	(0.280)%	(21,529)	(0.308)%	$(433)	(2.0)%
Interest income	6,473	0.086%	4,814	0.069%	$1,659	34.5%
Interest expense	(7,778)	(0.103)%	(6,176)	(0.088)%	$1,602	25.9%
Other income	954	0.013%	298	0.004%	$656	220.1%
Unrealized gain on foreign exchange	30	—%	60	0.001%	$(30)	NM
Net income before provision for income taxes	$2,692	0.036%	$8,801	0.126%	$(6,109)	(69.4)%

Performance Metrics:
Gold ounces sold(1)	1,895,000		2,171,000		(276,000)	(12.7)%
Silver ounces sold(2)	46,045,000		79,584,000		(33,539,000)	(42.1)%
Wholesale Trading & Ancillary Services segment ticket volume(3)	114,935		112,907		2,028	1.8%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the fiscal years, which excludes ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the fiscal years, which excludes ounces of silver recorded on forward contracts.

(3)
Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo, California and Vienna, Austria, for the Wholesale Trading & Ancillary Services segment.

Revenues — Wholesale Trading & Ancillary Services

Years Ended June 30,	2018		2017		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$7,538,856	100.000%	$6,989,624	100.000%	$549,232	7.9%
Performance Metrics
Gold ounces sold	1,895,000		2,171,000		(276,000)	(12.7)%
Silver ounces sold	46,045,000		79,584,000		(33,539,000)	(42.1)%

Revenues for the year ended June 30, 2018 increased $549.2 million, or 7.9%, to $7.539 billion from $6.990 billion in 2017. Our revenues increased primarily due to higher gold prices and forward sales, offset by a decrease in the total amount of gold and silver ounces sold, and silver prices.
Gold ounces sold for the year ended June 30, 2018 decreased 276,000 ounces, or 12.7%, to 1,895,000 ounces from 2,171,000 ounces in 2017. Silver ounces sold for the year ended June 30, 2018 decreased 33,539,000 ounces, or 42.1%, to 46,045,000 ounces from 79,584,000 ounces in 2017. On average, the prices for gold increased by 2.5% and prices for silver decreased by 5.6% during the year ended June 30, 2018 as compared to 2017.

Gross Profit — Wholesale Trading & Ancillary Services

Years Ended June 30,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$24,109	0.320%	$31,334	0.448%	$(7,225)	(23.1)%
Performance Metric
Wholesale trading ticket volume	114,935		112,907		2,028	1.8%

Gross profit for the year ended June 30, 2018 decreased by $7.2 million, or 23.1%, to $24.1 million from $31.3 million in 2017. Overall gross profit decreased due to subdued market conditions (e.g., lower gold and silver sales volume, margins and trading profits) compared to the prior fiscal year.
The Company’s profit margin percentage decreased by 28.6% to 0.320% from 0.448% in 2017 and was largely attributable lower margins resulting from subdued market conditions and higher forward contracts, which increase revenues but have negligible impact on the gross margin (i.e., near zero) that lowers the overall percentage and lower trading profits. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes. Excluding the effects of forwards sales and trading profits on the gross margin, gross margin percentage related to physical trades decreased by 4.3%.
The wholesale trading ticket volume for the year ended June 30, 2018 increased by 2,028 tickets, or 1.8%, to 114,935 tickets from 112,907 tickets in 2017. The increase in our trading ticket volume was primarily the result of an increase in customer usage of our online portal. Generally, the quantity-size (i.e., ounces) of customer orders placed through the portal is less than the quantity size of orders processed through our trading desk.
Selling, General and Administrative Expenses — Wholesale Trading & Ancillary Services

Years Ended June 30,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(21,096)	(0.280)%	$(21,529)	(0.308)%	$(433)	(2.0)%

Selling, general and administrative expenses for the year ended June 30, 2018 decreased $0.4 million, or 2.0%, to $21.1 million from $21.5 million in 2017.The decrease was primarily due to lower selling, general and administrative expense related to a $1.0 million reduction to incentive compensation expense, partially offset by $0.4 million non-recurring legal expense.

Interest Income — Wholesale Trading & Ancillary Services

Years Ended June 30,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$6,473	0.086%	$4,814	0.069%	$1,659	34.5%

Interest income for the year ended June 30, 2018 increased $1.7 million, or 34.5%, to $6.5 million from $4.8 million in 2017. The aggregate increase in interest income increased due to other finance product income. Our finance fees earned from repurchase arrangements with customers increased by 25.1% or by $1.1 million in comparison to the same year-ago period.
Interest Expense — Wholesale Trading & Ancillary Services

Years Ended June 30,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(7,778)	(0.103)%	$(6,176)	(0.088)%	$1,602	25.9%

Interest expense for the year ended June 30, 2018 increased $1.6 million, or 25.9% to $7.8 million from $6.2 million in 2017. The increase was related primarily to a greater usage of our lines of credit, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases. As compared to the same year-ago period, the following interest expense components increased by (i) $0.6 million, or 13.6% related to our Trading Credit Facility (including debt amortization costs), (ii) $0.3 million related to our liability on borrowed metal balances, and (iii) $0.6 million or 40.8% related to product financing agreements.

Results of Operations — Secured Lending Segment
The operating results of our Secured Lending segment for the years ended June 30, 2018 and 2017 are as follows:

in thousands, except performance metrics
Years Ended June 30,	2018		2017		$	%
	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	9,632	100.000%	7,739	100.000%	$1,893	24.5%
Interest expense	(5,465)	(56.738)%	(3,941)	(50.924)%	$1,524	38.7%
Selling, general and administrative expenses	(1,689)	(17.535)%	(1,814)	(23.440)%	$(125)	(6.9)%
Net income before provision for income taxes	2,478	25.727%	1,984	25.636%	$494	24.9%

Performance Metrics:
Number of secured loans at period end	3,507		2,375		1,132	47.7%

Interest Income — Secured Lending

Years Ended June 30,	2018		2017		$	%
in thousands, except performance metrics	$	% of interest income	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$9,632	100.000%	$7,739	100.000%	$1,893	24.5%
Performance Metrics
Number of secured loans at period-end	3,507		2,375		1,132	47.7%

Interest income for the year ended June 30, 2018 increased $1.9 million, or 24.5%, to $9.6 million from $7.7 million in 2017. This increase was primarily due to increases in interest rates and aggregate value of the secured loan portfolio. The number of secured loans outstanding increased by 47.7% to 3,507 from 2,375 in 2017, which is indicative of the growth in this business segment.
Interest Expense — Secured Lending

Years Ended June 30,	2018		2017		$	%
in thousands	$	% of interest income	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(5,465)	(56.738)%	$(3,941)	(50.924)%	$1,524	38.7%

Interest expense for the year ended June 30, 2018 increased $1.524 million, or 38.7% to $5.5 million from $3.9 million in 2017. The increase was related primarily to a greater usage of the Company's Trading Credit Facility, higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases, and increased third-party loan servicing fees. As compared to the same year-ago period, the following interest expense components increased by (i) $1.2 million or 44.0% related to Trading Credit Facility (including debt amortization costs), and (ii) $0.3 million or 27.6% related to third-party loan servicing costs.
Selling, General and Administrative Expenses — Secured Lending

Years Ended June 30,	2018		2017		$	%
in thousands	$	% of interest income	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(1,689)	(17.535)%	$(1,814)	(23.440)%	$(125)	(6.9)%

Selling, general and administrative expenses for the year ended June 30, 2018 decreased $0.1 million, or (6.9)%, to $1.7 million from $1.8 million in 2017.

Results of Operations — Direct Sales Segment
Overview of Results of Operations for the Years Ended June 30, 2018 and 2017
The Direct Sales segment was created on August 28, 2017 as a result of the Goldline acquisition. Accordingly, comparative prior period data is not available. The operating results of our Direct Sales segment for the year ended June 30, 2018 are as follows:

in thousands, except performance metrics
Year ended June 30,	2018
	$		% of revenue
Revenues	$67,392	(a)	100.000%
Gross profit	5,334		7.915%	(b)
Selling, general and administrative expenses	(10,613)		(15.748)%
Goodwill and intangible asset impairment	(2,654)		(3.938)%
Interest expense	(648)		(0.962)%
Net loss before provision for income taxes	$(8,581)		(12.733)%

Performance Metrics:
Gold ounces sold(1)	17,000
Silver ounces sold(2)	421,000
Direct Sales ticket volume(3)	15,654

_________________________________

(a)	Includes $22.5 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b)	Gross profit percentage, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 15.26% for the twelve-month period.

(1)	Gold ounces sold represents the ounces of gold product sold to third-party customers during fiscal year.

(2)	Silver ounces sold represents the ounces of silver product sold to third-party customer during the fiscal year.

(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed.

Segment Results — Direct Sales
Revenues for the year ended June 30, 2018 were $67.4 million. The total amount of gold and silver sold to third-party customers was 17,000 ounces and 421,000 ounces, respectively. Gross profit for the year ended June 30, 2018 was $5.3 million. Selling, general and administration expenses for the year ended June 30, 2018 was $10.6 million, which includes $0.6 million of severance costs. The Company is working to improve business performance with expanded marketing programs and greater leverage of the Wholesale Trading and Ancillary Services segment's products & services to enhance revenue and margins. The Company is also optimizing selling, general and administration expenses to align with current market conditions and promote profitability.

LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of June 30, 2018, approximately 95% of our assets consisted of cash, customer receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
Typically, the Company acquires its inventory by: (1) purchasing inventory from our suppliers by utilizing our own capital and lines of credit; (2) borrowing precious metals from our suppliers under short-term arrangements which may bear interest at a designated rate, and (3) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.
In addition to selling inventory, the Company generates cash from earning interest income. Through CFC, the Company enters into secured loans and secured financing structures with its customers under which it charges interest. The Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products. The loans are secured by precious metals and numismatic material owned by the borrowers and held by the Company as security for the term of the loan. Furthermore, our customers may enter into agreements whereby the customer agrees to repurchase our precious metals at the prevailing spot price for delivery of the product at a specific point in time in the future; interest income is earned from the contract date until the material is delivered and paid for in full.
We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements, and draws upon and pays down its lines of credit so as to minimize interest expense.
Lines of Credit

in thousands
	June 30, 2018	June 30, 2017	June 30, 2018 Compared to June 30, 2017
Lines of credit	$200,000	$180,000	$20,000

A-Mark has a borrowing facility ("Trading Credit Facility") with a syndicate of banks, Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent for the syndicate. As of June 30, 2018, the Trading Credit Facility provided the Company with access up to $260.0 million, featuring a $210.0 million base, with a $50.0 million accordion option. The Trading Credit Facility is scheduled to mature on March 29, 2019. The Company believes that the Trading Credit Facility provides adequate means to capital for its operations (see Note 14).
Debt Obligation (Related Party)

in thousands
	June 30, 2018	June 30, 2017	June 30, 2018 Compared to June 30, 2017
Debt Obligation - related party	$7,226	$—	$7,226
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

Liability on Borrowed Metals

in thousands
	June 30, 2018	June 30, 2017	June 30, 2018 Compared to June 30, 2017
Liability on borrowed metals	$280,346	$5,625	$274,721
We borrow precious metals (usually in the form of pool metals) from our suppliers and customers under short-term arrangements using other precious metal from our inventory as collateral. Amounts under these arrangements require repayment either in the form of precious metals or cash. Liabilities also arise from unallocated metal positions held by customers in our inventory. Typically, these positions are due on demand, in a specified physical form, based on the total ounces of metal held in the position. The $274.7 million increase in the balance of liability on borrowed metals from $5.6 million as of June 30, 2017 to $280.3 million as of June 30, 2018 was due primarily to metals borrowed from a third party to finance repurchase agreements with a related party.
Product Financing Arrangements

in thousands
	June 30, 2018	June 30, 2017	June 30, 2018 Compared to June 30, 2017
Product financing arrangements	$113,940	$135,343	$(21,403)
The Company has agreements with financial institutions and other third parties that allows the Company to transfer its gold and silver inventory to the third party at an agreed-upon price based on the spot price, which provides alternative sources of liquidity. During the term of the agreement both parties intend for inventory to be returned at an agreed-upon price based on the spot price on the termination (repurchase) date. The third parties charge monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales.
Secured Loans

in thousands
	June 30, 2018	June 30, 2017	June 30, 2018 Compared to June 30, 2017
Secured loans	$110,424	$91,238	$19,186
CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins that affords our customers a convenient means of financing their inventory or collections (see Note 5).  Predominantly, most of the Company's secured loans are short-term in nature and the renewal of these instruments is at the discretion of the Company and, as such, provides us with some flexibility in regards to our capital deployment strategies.
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
The Board of Directors determined to suspend the Company's quarterly dividend for both the third and fourth fiscal quarters ended March 31, 2018 and June 30, 2018 in order to increase its financial flexibility and strengthen its balance sheet. Going forward, the Board of Directors will re-assess its capital resources and may or may not determine to reinstate the dividend based on that assessment.

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
The following summarizes components of our consolidated statements of cash flows for the years ended June 30, 2018 and 2017:

in thousands
Year Ended	June 30, 2018	June 30, 2017	June 30, 2018 Compared to June 30, 2017
Net cash provided by (used in) operating activities	$7,646	$(9,781)	17,427
Net cash used in investing activities	$(17,832)	$(36,487)	18,655
Net cash provided by financing activities	$3,418	$42,185	(38,767)
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash provided by (used in) operating activities
Operating activities provided $7.6 million and used $9.8 million in cash for the years ended June 30, 2018 and 2017, respectively, representing a $17.4 million increase in the source of cash compared to the year ended June 30, 2017. This period over period increase in the of source of funds in operating activities was primarily due to changes in the balances of liability on borrowed metals, accounts payable, deferred income taxes and intangible impairments, offset by changes in the balances of inventory, secured loans, derivative assets, derivative liabilities, income taxes payable, and income taxes receivables.
Net cash used in investing activities
Investing activities used $17.8 million and used $36.5 million in cash for the years ended June 30, 2018 and 2017, respectively, representing an $18.7 million decrease in the use of cash compared to the year ended June 30, 2017. This period over period decrease in the use of cash is the result of the change in balance of secured loans of $23.8 million, offset by an increase in the use of cash for corporate acquisition activity of $6.1 million compared to the comparable prior period.
Net cash provided by financing activities
Financing activities provided $3.4 million and provided $42.2 million in cash for the years ended June 30, 2018 and 2017, respectively, representing a decrease of $38.8 million in funds provided by financing activities compared to the year ended June 30, 2017. This period over period decrease in funds provided by financing activities was primarily due to changes in the balance of product financing arrangements of $97.4 million, partially offset by the change in the balance of the Trading Credit Facility of $52.0 million and a related party debt obligation of $7.5 million established in the current period.
CAPITAL RESOURCES
We believe that our current cash and cash equivalents, availability under the Trading Credit Facility, product financing arrangements, financing derived from borrowed metals and the cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Our forwards contracts open at June 30, 2018 are scheduled to settle within 60 days. Futures positions do not have settlement dates, although the Company typically closes its future positions within a week.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Unrealized gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures and option contacts are recorded in cost of sales. The Company’s net gains (losses) on derivative instruments for the years ended June 30, 2018 and 2017, totaled $15.6 million and $9.7 million, respectively. These net gains (losses) on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the consolidated statements of operations.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of June 30, 2018 and at June 30, 2017:

in thousands	June 30, 2018	June 30, 2017
Inventory	$280,116	$284,659
Precious metals held under financing arrangements	262,566	—
	542,682	284,659

Less unhedgeable inventory:
Commemorative coin inventory, held at lower of cost or market	(99)	(40)
Premium on metals position	(3,530)	(4,088)
Precious metal value not hedged	(3,629)	(4,128)

	539,053	280,531

Commitments at market:
Open inventory purchase commitments	342,287	587,687
Open inventory sales commitments	(138,022)	(121,602)
Margin sale commitments	(5,988)	(7,936)
In-transit inventory no longer subject to market risk	(1,060)	(3,931)
Unhedgeable premiums on open commitment positions	541	495
Borrowed precious metals	(280,346)	(5,625)
Product financing arrangements	(113,940)	(135,343)
Advances on industrial metals	6,044	1,580
	(190,484)	315,325

Precious metal subject to price risk	348,569	595,856

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	274,994	462,231
Precious metals futures contracts at market values	72,421	133,450
Total market value of derivative financial instruments	347,415	595,681

Net precious metals subject to commodity price risk	$1,154	$175

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At June 30, 2018, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.
Commitments and Contingencies
Refer to Note 15 for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2018 and June 30, 2017, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	June 30, 2018	June 30, 2017
Purchase commitments	$342,287	$587,687
Sales commitments	$(138,022)	$(121,602)
Margin sale commitments	$(5,988)	$(7,936)
Open forward contracts	$274,994	$462,231
Open futures contracts	$72,421	$133,450
Foreign exchange forward contracts	$4,130	$2,213
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
The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the consolidated statements of operations. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled (see Note 11.)
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
Revenue Recognition
The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between the trade and settlement dates, the Company has entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivative at the trade date with any corresponding unrealized gain (loss), shown as component of cost of sales in the consolidated statements of operations. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are settled, the unrealized gains and losses are reversed, and revenue is recognized for contracts that are physically settled. For contracts that are net settled, the realized gains and losses are recorded in cost of sales, with the exception of forward contracts, where their associated realized gain and losses are recorded in revenue and cost of sales, respectively.

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
The Company’s inventories, except for certain lower of cost or market basis products (as described below), are subsequently recorded at their fair market values. The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the consolidated statements of operations.
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
The Company enters into product financing agreements for the transfer and subsequent option to reacquire its gold and silver inventory at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, charged by the third party finance company. During the term of the financing agreement, the third party company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the termination (repurchase) date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified as interest expense. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements, and are reflected in the consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is restricted) are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of operations.
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
Goodwill and Other Purchased Intangible Assets
We evaluate goodwill and other indefinite-lived intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite-lived intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. We may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, a quantitative impairment test is performed. This step requires us to determine the fair value of the business, and compare the calculated fair value of a reporting unit with its carrying amount, including goodwill. If through this quantitative analysis the Company determines the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not to be impaired. If the Company concludes that the fair value of the reporting unit is less than its carrying value, a goodwill impairment will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.
The Company also performs impairment reviews on its indefinite-lived intangible assets (i.e., trademarks and trade-names). In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through a quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment will be recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value.
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
The Company accounts for uncertainty in income taxes under the provisions of ASC 740. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the consolidated statements of operations. Please refer to Note 12 for further discussion regarding these provisions.
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
The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company's consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Changes in recognized tax benefits and changes in valuation allowances could be material to the Company's results of operations for any period, but is not expected to be material to the Company's consolidated financial position. Based on our assessment it appears more likely than not that all of the net deferred tax assets will be realized through future taxable income.
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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of A-Mark Precious Metals, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Newport Beach, California
September 18, 2018

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	June 30, 2018	June 30, 2017

ASSETS
Current assets:
Cash	$6,291	$13,059
Receivables, net	35,856	39,295
Derivative assets	7,395	17,587
Secured loans receivable	110,424	91,238
Precious metals held under financing arrangements	262,566	—
Inventories:
Inventories	166,176	149,316
Restricted inventories	113,940	135,343
	280,116	284,659

Income taxes receivable	1,553	—
Prepaid expenses and other assets	2,782	1,183
Total current assets	706,983	447,021

Plant, property and equipment, net	8,018	6,607
Goodwill	8,881	8,881
Intangibles, net	6,861	4,065
Long-term investments	8,388	7,967
Deferred tax assets - non-current	3,870	3,959
Total assets	$743,001	$478,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$200,000	$180,000
Liability on borrowed metals	280,346	5,625
Product financing arrangements	113,940	135,343
Accounts payable	45,997	41,947
Derivative liabilities	20,457	34,582
Note payable (related party)	—	500
Accrued liabilities	5,129	4,945
Income taxes payable	—	1,418
Total current liabilities	665,869	404,360
Debt obligation (related party)	7,226	—
Other long-term liabilities (related party)	798	1,117
Total liabilities	673,893	405,477

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of June 30, 2018 and 2017	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 shares issued and outstanding as of June 30, 2018 and 2017	71	71
Additional paid-in capital	24,717	23,526
Retained earnings	40,910	45,994
Total A-Mark Precious Metals, Inc. stockholders’ equity	65,698	69,591
Non-controlling interest	3,410	3,432
Total stockholders’ equity	69,108	73,023
Total liabilities, non-controlling interest and stockholders’ equity	$743,001	$478,500
See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years Ended June 30,	2018	2017
	Revenues	$7,606,248	$6,989,624
	Cost of sales	7,576,805	6,958,290
	Gross profit	29,443	31,334

	Selling, general and administrative expenses	(33,398)	(23,343)
	Goodwill and intangible asset impairment	(2,654)	—
	Interest income	16,105	12,553
	Interest expense	(13,891)	(10,117)
	Other income	954	298
	Unrealized gain on foreign exchange	30	60
	Net (loss) income before provision for income taxes	(3,411)	10,785
	Income tax expense	(8)	(3,721)
	Net (loss) income	(3,419)	7,064
Add:	Net loss attributable to non-controlling interest	(22)	(22)
	Net (loss) income attributable to the Company	$(3,397)	$7,086

Basic and diluted net (loss) income per share attributable to A-Mark Precious Metals, Inc.:
	Basic	$(0.48)	$1.01
	Diluted	$(0.48)	$1.00

	Dividends per share	$0.24	$0.30

	Weighted average shares outstanding:
	Basic	7,031,400	7,029,400
	Diluted	7,031,400	7,121,500

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interest	Total Stockholders’ Equity
Balance, June 30, 2016	7,021,450	$71	$22,220	$41,018	$63,309	$—	$63,309
Net income (loss)	—	—	—	7,086	7,086	(22)	7,064
Share-based compensation	—	—	996	—	996	—	996
Excess tax benefit of share-based award	—	—	138	—	138	—	138
Minority interest contribution	—	—	—	—	—	3,454	3,454
Stock award grant	10,000	—	172	—	172	—	172
Dividends declared	—	—	—	(2,110)	(2,110)	—	(2,110)
Balance, June 30, 2017	7,031,450	$71	$23,526	$45,994	$69,591	$3,432	$73,023
Net loss	—	—	—	(3,397)	(3,397)	(22)	(3,419)
Share-based compensation	—	—	1,191	—	1,191	—	1,191
Dividends declared	—	—	—	(1,687)	(1,687)	—	(1,687)
Balance, June 30, 2018	7,031,450	$71	$24,717	$40,910	$65,698	$3,410	$69,108

See accompanying Notes to Consolidated Financial Statements

Table of Contents A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

Years Ended June 30,	2018	2017
Cash flows from operating activities:
Net (loss) income	$(3,419)	$7,064
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,626	1,521
Impairment of intangible assets	2,654	—
Amortization of loan cost	1,463	892
Deferred income taxes	89	(10,780)
Interest added to principal of secured loans	(48)	(68)
Change in accrued earn-out (non-cash)	(529)	(198)
Share-based compensation	1,191	996
Earnings from equity method investment	(421)	(94)
Loss on disposal of fixed assets	—	178
Changes in assets and liabilities:
Receivables	4,044	4,007
Secured loans	385	8,765
Secured loans to Former Parent	(12,523)	1,370
Derivative assets	11,017	16,145
Income tax receivable	(1,553)	7,318
Precious metals held under financing arrangements	(262,566)	—
Inventories	16,946	(39,602)
Prepaid expenses and other assets	(1,779)	(572)
Accounts payable	2,221	(4,822)
Derivative liabilities	(14,125)	(1,872)
Liabilities on borrowed metals	265,772	1,273
Accrued liabilities	(2,381)	(2,923)
Receivable from/payables to Former Parent	—	203
Income taxes payable	(1,418)	1,418
Net cash provided by (used in) operating activities	7,646	(9,781)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,317)	(2,265)
Secured loans, net	(7,000)	(30,801)
Acquisition of subsidiary, net of cash	(9,515)	(3,421)
Net cash used in investing activities	(17,832)	(36,487)
Cash flows from financing activities:
Product financing arrangements, net	(21,403)	75,985
Dividends	(1,687)	(2,110)
Borrowings under lines of credit, net	20,000	(32,000)
Proceeds from issuance of debt obligation payable to related party	7,500	—
Repayments on notes payable to related party	(500)	—
Stock award grant	—	172
Debt funding fees	(492)	—
Excess tax benefit of share-based award	—	138
Net cash provided by financing activities	3,418	42,185

Net decrease in cash, cash equivalents, and restricted cash	(6,768)	(4,083)
Cash, cash equivalents, and restricted cash, beginning of period	13,059	17,142
Cash, cash equivalents, and restricted cash, end of period	$6,291	$13,059

Table of Contents A-MARK PRECIOUS METALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

Years Ended June 30,	2018	2017
( - Continued from preceding page - )
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$12,251	$9,448
Income taxes	$3,038	$11,874

Non-cash investing and financing activities:
Interest added to principal of secured loans	$48	$68
Debt funding fee	$534	$—
Contribution of assets from minority interest	$—	$3,454
Payable to minority interest partner for acquired business	$—	$500
Earn out obligation payable to minority interest partner	$—	$1,523
See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Basis of Presentation
The consolidated financial statements include the accounts of A-Mark Precious Metals, Inc. and its wholly- and majority-owned subsidiaries ("A-Mark" or the "Company"). Intercompany accounts and transactions have been eliminated.
Business Segments
The Company conducts its operations in three reportable segments: (1) Wholesale Trading & Ancillary Services, (2) Secured Lending and (3) Direct Sales. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”) (See Note 18).
Wholesale Trading & Ancillary Services
The Wholesale Trading & Ancillary Services segment operates as a full-service precious metals trading company. The products that this segment sells include gold, silver, platinum and palladium for storage and delivery primarily in the form of coins, bars, wafers and grain. Also, this segment's trading-related services include financing, consignment, logistics, hedging and various customized financial programs.
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
Secured Lending
The Company operates its Secured Lending segment through its wholly-owned subsidiary, CFC. CFC has been in operation since 2005. CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors and collectors.
In the fourth quarter of fiscal 2018, the Company announced its intention to engage in securitization financing, whereby it would issue privately placed notes secured by the loans that it owns and the bullion and numismatics collateralizing the loans. As a result of this action, as well as certain changes to CFC's management structure, the Company determined that the operations of CFC, which had previously been included in the Wholesale Trading and & Ancillary Services segment, constituted a separate reportable operating segment.
Direct Sales
The Company's wholly-owned subsidiary, Goldline, Inc. ("Goldline"), is a direct retailer of precious metals to the investor community. Goldline markets its precious metal products primarily on radio, the internet and television. Goldline sells gold and silver bullion in the form of coins, and bars, as well as numismatic coins.
The Company entered into the Direct Sales segment through its acquisition of substantially all of the assets of Goldline, LLC ("Goldline, LLC" or the "Seller"), pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”), dated August 14, 2017, between Goldline (then known as Goldline Acquisition Corp.) and the Seller. The transaction closed on August 28, 2017 (the "Closing Date"). On the Closing Date, the estimated purchase price for the net assets was approximately $10.0 million (the “Initial Provisional Purchase Price”), which was based on the Seller’s preliminary balance sheet dated as of July 31, 2017. The net assets acquired consisted of both intangible assets, which the parties agreed had an aggregate fair value of $6.4 million, and specified net tangible assets of the Seller, which the parties initially agreed had an estimated aggregate fair value of $3.6 million, subject to post-closing adjustment as described below. In connection with the closing, Goldline paid to the Seller an amount equal to the Initial Provisional Purchase Price less $1.5 million (the "Holdback Amount"), which amount was held back and deposited into escrow to serve as security for the Seller’s indemnification obligations under the Purchase Agreement. As of June 30, 2018, none of the Holdback Amount had been released.
From the Closing Date and through June 30, 2018, the Company conducted net tangible asset value adjustment procedures pursuant to the terms of the Purchase Agreement. As a result of these procedures, the Company has adjusted the estimated total purchase price for the net assets from $10.0 million to $9.5 million (the “Revised Provisional Purchase Price”). The fair value of the acquired net tangible assets as of the Closing Date is still being reviewed by the Company and the Seller and therefore the total purchase price is subject to further adjustment. Under the terms of the Purchase Agreement, any amounts due back to the Company from the Seller as a result of the final determination of the fair value of the acquired net tangible assets is to be paid within three business days following such determination.
Acquisition costs of $0.8 million were expensed as incurred as selling, general and administrative expenses, of which $0.1 million was recorded by the Company during the year ended June 30, 2017.
Purchase Price Allocation
The Revised Provisional Purchase Price of $9.5 million has been allocated to the acquired net assets purchased based on their fair values as follows (shown in thousands, and liability balances shown as negative amounts):

Working capital net assets:
Receivables, net	$605
Derivative assets	825
Inventory	12,403
Prepaid expenses and other assets	856
Accounts payable and accrued liabilities	(2,111)
Liability on borrowed metals	(8,949)
Deferred income	(2,284)
Subtotal		$1,345
Property and equipment		1,806
Intangible assets (identifiable):
Trade names	$2,200
Existing customer relationships	1,300
Customer lead list	1,100
Other	400
Subtotal		5,000
Goodwill:
Excess of cost over fair value of assets acquired		1,364	(1)
		$9,515
_________________________________
(1)    During the fourth quarter of fiscal 2018, the Company adjusted its estimate of Revised Provisional Purchase Price, which included $86 decrease in the gross carrying amount of the acquired goodwill from $1,450 to $1,364.

The estimates of both the fair value and the allocation of the tangible and identifiable intangible assets requires extensive use of accounting estimates and management judgment. These estimates could be material. The fair values assigned to the assets acquired are based on estimates and assumption from data currently available.
The fair value of the acquired net tangible assets as of the Closing Date is still being reviewed by the Company and the Seller and therefore the total purchase price and the allocation of the purchase price is subject to further adjustment. Since there has been a lapse of more than one year from the date of acquisition (i.e., August 28, 2018), the measurement period as defined by generally accepted accounting principles has expired. Any further adjustments to the purchase price occurring after the conclusion of the measurement period will be recorded to income or expense in subsequent periods.

Pro-Forma Information
The following unaudited pro-forma information for the years ended June 30, 2018 and 2017 assumes the acquisition of the net assets of Goldline, LLC occurred on July 1, 2016, that is, the first day of fiscal year 2017:

in thousands, except for EPS	(Unaudited)
Years Ended June 30,	June 30, 2018	June 30, 2017
Pro-forma revenue	$7,607,405	$7,090,784
Pro-forma net (loss) income	$(3,341)	$6,917
Pro-forma basic (loss) earnings per share	$(0.48)	$0.98
Pro-forma dilutive (loss) earnings per share	$(0.48)	$0.97

The above pro-forma supplemental information does not purport to be indicative of what the Company's operations would have been had these transactions occurred on July 1, 2016 and should not be considered indicative of future operating results. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro-forma effects directly attributable to the acquisition of Goldline. The unaudited pro-forma information accounts for amortization of acquired intangible assets (based on the preliminary purchase price allocation and an estimate of their useful lives), incremental financing costs resulting from the acquisition, elimination of prior sales and purchases between the entities, elimination of acquisition costs and an application of the Company's tax rate. For the years ended June 30, 2018 and 2017 the Company used the tax rate of 31.0% and 37.5%, respectively, as an approximation of our blended statutory tax rate, which excludes the effects of any tax impacts related a revaluation of net deferred asset pursuant to the recently enacted Tax Cuts and Jobs Act legislation (see Note 12). The unaudited pro-forma results do not include any anticipated cost savings or other effects of the planned integration of Goldline.
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
On the Closing Date, the Seller and Goldline entered into a transition services agreement, pursuant to which Goldline will provide reasonable assistance to the Seller at no cost to the Seller (including access to records and services of transferring employees) for a period of two years following the closing date in connection with assisting the Seller with its continuing obligations for its retained liabilities that were not assumed by Goldline.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements reflect the financial condition, results of operations, statement of stockholder equity and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). These consolidated financial statements include the accounts of A-Mark, and its wholly owned subsidiaries, CFC, AMTAG, TDS, Logistics, Goldline and its majority owned affiliate AMST (collectively the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. For the years ended June 30, 2018 and 2017 , net income (loss) equaled comprehensive income (loss) as there were no items of comprehensive income (loss).
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
Reclassifications
Certain previously reported amounts have been reclassified for consistency to the current fiscal year's consolidated financial statement presentation. These reclassifications had no effect on the reported results of operations. In the third quarter of fiscal 2018, precious metals held under financing arrangements was included as a component of inventory on the consolidated balance sheets and statements of cash flows.  In the fourth quarter of fiscal 2018, precious metals held under financing arrangements is shown as a separate line item on the face of the consolidated balance sheets statements and cash flows.
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
Foreign Currency
The functional currency of the Company is the United States dollar ("USD"). Also, the functional currency of the Company's wholly-owned foreign subsidiary, AMTAG, is USD, but it maintains its books of record in Euros. The Company remeasures the financial statements of AMTAG into USD. The remeasurement of local currency amounts into USD creates remeasurement gains and losses, which are included in the consolidated statements of operations.
To manage the effect of foreign currency exchange fluctuations, the Company utilizes foreign currency forward contracts. These derivatives generate gains and losses when they are settled and/or when they are marked to market.
Business Combinations
The Company accounts for business combinations by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests, if any, in an acquired entity is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2018 and June 30, 2017.
As of June 30, 2018 and June 30, 2017, the Company has $0.4 million and $0.0 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California (see Note 15).

Precious Metals held under Financing Arrangements
    The Company enters into arrangements with certain customers under which A-Mark purchases precious metals from the customers which are subject to repurchase by the customer at the spot value of the product on the repurchase date. The terms of these transactions are such that the Company has classified this material as precious metals held under financing arrangements, rather than as inventory - repurchase arrangements with customers (Note 6). In these repurchase arrangements, the Company holds legal title to the material and earns financing income for the duration of the agreement.
These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of June 30, 2018 and June 30, 2017, precious metals held under financing arrangements totaled $262.6 million and $0.0 million respectively.
The Company’s precious metals held under financing arrangements are "marked-to-market".
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
The Company’s inventories, except for certain lower of cost or market basis products (as discussed below), are subsequently recorded at their fair market values, that is, "marked-to-market". The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the consolidated statements of operations.
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
The Company reviews the carrying value of these assets for impairment whenever events and circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating for impairment, the carrying value of each asset or group of assets is compared to the undiscounted estimated future cash flows expected to result from its use and eventual disposition. An impairment loss is recognized for the difference when the carrying value exceeds the discounted estimated future cash flows. The factors considered by the Company in performing this assessment include current and projected operating results, trends and prospects, the manner in which these assets are used, and the effects of obsolescence, demand and competition, as well as other economic factors.
Finite-lived Intangible Assets
Finite-lived intangible assets consist primarily of customer relationships, non-compete agreements and employment contracts which are amortized on a straight-line basis over their economic useful lives ranging from three years to fifteen years. We review our finite-lived intangible assets for impairment under the same policy described above for plant, property, and equipment; that is, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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
The Company evaluates its goodwill and other indefinite-lived intangibles for impairment in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Goodwill is reviewed for impairment at a reporting unit level, which in our case, corresponds to the Company’s reportable operating segments.
Evaluation of goodwill for impairment
The Company has the option to first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. A qualitative assessment includes analyzing current economic indicators associated with a particular reporting unit such as changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.
If, based on this qualitative assessment, management concludes that goodwill is more likely than not to be impaired, or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine the fair value of the business, and compare the calculated fair value of the reporting unit with its carrying amount, including goodwill. If through this quantitative analysis the Company determines the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not to be impaired. If the Company concludes that the fair value of the reporting unit is less than its carrying value, a goodwill impairment loss will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value (see Note 8).
Evaluation of indefinite-lived intangible assets for impairment
The Company evaluates its indefinite-lived intangible assets (i.e., trademarks and trade-names) for impairment. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through this quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment loss will be recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value.
The methods used to estimate the fair value measurements of the Company’s reporting units and indefinite-lived intangible assets include those based on the income approach (including the discounted cash flow, and relief-from-royalty methods) and those based on the market approach (primarily the guideline transaction and guideline public company methods) (see Note 8).
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
We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. As of June 30, 2018 and June 30, 2017, the Company did not identify any impairments.

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
Contingent Earn-out Liability
We record an estimate of the fair value of contingent consideration related to the earn-out obligation to SilverTowne LP related to the SilverTowne Mint acquisition. On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST, which are considered Level 3 inputs (see Note 3). Consequentially, the assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. As of June 30, 2018 and June 30, 2017 the balance of contingent liability was $588,000 and $1,325,000 respectively, and the non-current portion of this liability is shown as a component in other long-term liabilities. Below is a reconciliation of the contingent earn out liability for the year ended June 30, 2018.

in thousands
Contingent
Liabilities at fair value, based on Level 3 inputs:	Consideration
Balance at June 30, 2017	$1,325
Revaluation adjustment	(529)
Amount paid to SilverTowne	(208)
Balance at June 30, 2018	$588

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

•
Traditional physical trade orders — The quantity, specific product, and price are determined on the trade date. Payment or sufficient credit is verified prior to delivery of the metals on the settlement date.

•
Consignment trade orders — The Company delivers the items requested by the customer prior to establishing a firm trade order with a price. Settlement occurs and revenue is recognized once the customer confirms its order (quantity, specific product and price) and remits full payment for the sale.

•
Provisional trade orders — The quantity and type of metal is established at the trade date, but the price is not set. The customer commits to purchasing the metals within a specified time period, usually within one year, at the then-current market price. The Company delivers the metal to the customer after receiving the customer’s deposit, which is typically based on 110% of the prevailing current spot price. The unpriced metal is subject to a margin call if the deposit falls below 105% of the value of the unpriced metal. The purchase price is established and revenue is recognized at the time the customer notifies the Company that it desires to purchase the metal.

•
Margin trade orders — The quantity, specific product and price are determined at trade date; however, the customer is allowed to finance the transaction through the Company and to defer delivery by committing to remit a partial payment (approximately 20%) of the total order price. With the remittance of the partial payment, the customer locks in the purchase price for a specified time period (usually up to two years from the trade date). Revenue on margin trade orders is recognized when the order is paid in full and delivered to the customer.

•
Borrowed precious metals trade orders for unallocated positions — Customers may purchase unallocated metal positions in the Company's inventory. The quantity and type of metal is established at the trade date, but the specific product is not yet determined. Revenue is not recognized until the customer selects the specific precious metal product it wishes to purchase, full payment is received, and the product is delivered to the customer.

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
Commodity forward, futures and option contracts entered into for hedging purposes are recorded at fair value on the trade date and are marked to market each period. The difference between the original contract values and the market values of these contracts are reflected as derivative assets or derivative liabilities in the consolidated balance sheets at fair value, with the corresponding unrealized gain or losses included as a component of cost of sales. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures and option contracts are recorded in cost of sales.
The Company enters into futures, forward and option contracts solely for the purpose of hedging our inventory holding risk and our liability on price protection programs, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the consolidated statements of operations (see Note 11.)
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

•
Spot deferred trade orders -- Spot deferred trade orders are a special type of forward delivery trade that enable customers to purchase or sell certain precious metals from/to the Company at an agreed upon price but, are allowed to delay remitting or taking delivery up to a maximum of two years from the date of trade. Even though the contact allows for physical delivery, it rarely occurs for this type of trade. As a result, revenue is not recorded from these transactions, because no product is delivered to the customer. Spot deferred trades are considered a type of financing transaction, where the Company earns a fee (interest income) under spot deferred arrangements over the period in which the trade is open.

Interest Expense
The Company accounts for interest expense on the following arrangements in accordance with Interest Topic 835 of the ASC ("ASC 835"):

•
Borrowings -- The Company incurs interest expense from its lines of credit and its debt obligations using the effective interest method (see Note 14.) Additionally, the Company amortizes capitalized loan costs to interest expense over the period of the loan agreement.

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

•
Borrowed metals fees -- The Company may incur financing costs from its liabilities on borrowed metal arrangements. The Company borrows precious metals (usually in the form of pool metals) from its suppliers and customers under short-term arrangements using other precious metals from its inventory as collateral. Typically, during the term of these arrangements, the third party charges a monthly fee as a percentage of the market value of the collateral (determined at the spot price) plus certain processing and other fees. The Company enters this type of transaction as an additional source of liquidity, and usually monetizes the metals received under such arrangements. Repayment is usually required in the same form as the metals advanced, or in cash.

Other Income
The Company's other income is derived from the Company's proportional interest in the reported net income or net loss in an investee accounted for under the equity method of accounting and the gains or losses associated with revaluation adjustments to the contingent earn-out liability associated with its AMST investment.
The Company's proportional interest in the investee's reported net income (loss) from its equity method investment was $421,000 and $94,000 for the years ended June 30, 2018 and 2017, respectively.
The net gains associated with revaluation adjustments to the contingent earn-out liability was $529,000 and $198,000 for the years ended June 30, 2018 and 2017, respectively.
Advertising
Advertising expense was $3,234,000 and $673,000, respectively, for the years ended June 30, 2018 and 2017. The increase in advertising expense primarily relates to our acquisition of Goldline. See Note 18 for bifurcation of expenses by segment.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the consolidated statements of operations. Shipping and handling costs incurred totaled $4,643,000 and $4,527,000, respectively, for the years ended June 30, 2018 and 2017.

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
Income Taxes
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider new information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the consolidated balance sheets principally within accrued liabilities.
The Company accounts for uncertainty in income taxes under the provisions of ASC 740. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the consolidated statements of operations. Please refer to Note 12 for further discussion regarding these provisions.
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
The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company's consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Changes in recognized tax benefits and changes in valuation allowances could be material to the Company's results of operations for any period, but is not expected to be material to the Company's consolidated financial position. Based on our assessment it appears more likely than not that all of the net deferred tax assets will be realized through future taxable income.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares for the years ended June 30, 2018 and 2017, is presented below.

in thousands
Years Ended June 30,	2018	2017
Basic weighted average shares outstanding	7,031	7,029
Effect of common stock equivalents — stock issuable under outstanding equity awards	—	93
Diluted weighted average shares outstanding	7,031	7,122

Since the Company incurred a net loss for the year ended June 30, 2018, basic and diluted EPS were the same, as the inclusion of 842,515 potential common shares, related to outstanding stock options, in the computation of net loss per share would have been anti-dilutive.
Dividends
Dividends are recorded if and when they are declared by the Board of Directors. See Note 16 for a schedule showing the dividends declared during the years ended June 30, 2018 and 2017.
Recently Adopted Accounting Pronouncements
From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).
The Company has elected to early adopt ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, effective with the annual review performed in the fourth quarter of 2018. On a prospective basis, the adoption of this ASU eliminates requirements to measure the fair value of each asset and liability to quantify the amount of impairment. Instead, goodwill impairment is simply measured by the excess of the carrying value of the reporting unit over its fair value (limited to the total amount of goodwill allocated to that reporting unit). The amendments of this ASU also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test.
In March 2018, the FASB issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”), to ASC 740 “Income Taxes”. SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the “Tax Cuts and Jobs Act” (the “Tax Act”). SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Reform Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Reform Act is complete and reported in the Tax Reform Act’s enactment period, (ii) the accounting for the income tax effect of the Tax Reform Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Reform Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Reform Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company has evaluated the potential impacts of SAB 118 and has applied this guidance to its consolidated financial statements and related disclosures beginning in the second quarter of its fiscal year 2018. For additional information on SAB 118 and the impacts of the Tax Act on the Company’s consolidated financial statements and related disclosures see Note 12.
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
    In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify aspects relating to the identification of performance obligations and improve the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12("ASU 2016-12"), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 address certain issues identified on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. For all of the ASUs noted above ("ASC 606"), the effective date for the Company is July 1, 2018 (for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years). Either the retrospective or cumulative effect transition method is permitted.  The Company has evaluated the impact of this new pronouncement and does not believe the implementation of ASC 606 will have a significant effect on the financial results of the Company for fiscal years beginning on and after July 1, 2018. This is because the major portion of the Company's revenues fall under the authoritative guidance of ASC 815, which are outside the scope of ASC 606.

3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2018 and June 30, 2017.

in thousands
	June 30, 2018		June 30, 2017
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$6,291	$6,291	$13,059	$13,059
Receivables, net	35,856	35,856	39,295	39,295
Secured loans receivable	110,424	110,424	91,238	91,238
Derivative asset on open sale and purchase commitments, net	2,274	2,274	931	931
Derivative asset on option contracts	390	390	—	—
Derivative asset on futures contracts	238	238	1,273	1,273
Derivative asset on forward contracts	4,493	4,493	15,383	15,383
Income taxes receivable	1,553	1,553	—	—
Financial liabilities:
Lines of credit	$200,000	$200,000	$180,000	$180,000
Debt obligation (related party)	7,226	7,226	—	—
Liability on borrowed metals	280,346	280,346	5,625	5,625
Product financing arrangements	113,940	113,940	135,343	135,343
Derivative liability on margin accounts	3,804	3,804	4,797	4,797
Derivative liability on price protection programs	168	168	—	—
Derivative liability on open sale and purchase commitments, net	16,485	16,485	29,785	29,785
Accounts payable	45,997	45,997	41,947	41,947
Accrued liabilities	5,129	5,129	4,945	4,945
Other long-term liabilities (related party) (1)	798	798	1,117	1,117
Income taxes payable	—	—	1,418	1,418
Note payable - related party	—	—	500	500

(1) Includes estimated contingent amounts due to SilverTowne and to Goldline Lenders.

The fair values of the financial instruments shown in the above table as of June 30, 2018 and June 30, 2017 represent the amounts that would be received upon the sale of those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
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
Liability on Price Protection Programs. The Company records an estimate of the fair value of the liability on price protection programs based on the difference between the contractual price at trade date and the retail price at the remeasurement date (i.e., quarter-end) based on the expected redemption rate of each program. As of June 30, 2018, the Company used the quoted market price based on the current spot rate and used an expected redemption rate of 100% for the price shield program, the most significant of the price protection programs. The use of a throughput rate of each program ignores the future price volatility that would affect the timing and rate of redemption under these programs, and, as a result, the liability on price protection programs is classified in Level 3 of the valuation hierarchy.
Contingent Earn-out Liability. The Company records an estimate of the fair value of contingent consideration related to the earn-out obligation to SilverTowne LP related to the SilverTowne Mint transaction. On a quarterly basis, the liability is remeasured and increases or decreases in the fair value are recorded as an adjustment to other income on the consolidated statements of operations. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. The key inputs in determining fair value of our contingent consideration obligations include the changes in the assumed timing and amounts of future throughputs (i.e., operating income, operating cost per unit, and production volume) which affects the timing and amount of future earn-out payments. Contingent earn-out liability is classified in Level 3 of the valuation hierarchy.
The Company values the contingent obligation by determining the likelihood that the company has achieved the following targeted amount of performance thresholds for each annual earn-out period. Such thresholds include (1) Producing a targeted amount of silver ounces, (2) Earning a targeted amount of operating income, and (3) Generating an operating cost per ounce that is less than a targeted level. Each category triggers a different annual payout obligation if achieved over a 3 year period, and as of June 30, 2018, the remaining two annual contingent payout obligations, if achieved, would become due on August 31, 2019 and on October 30, 2019. The company re-assesses this contingent obligation each quarter based on the most current facts and market conditions. The obligation continues to remain as a liability at its original recorded value unless, based on each quarterly evaluation, it becomes evident the Company will not achieve all or part of the threshold performance targets. In such case, the obligation is adjusted to its more current estimated value.
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and June 30, 2017, aggregated by the level in the fair value hierarchy within which the measurements fall:

	June 30, 2018
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$280,017	$—	$—	$280,017
Precious metals held under financing arrangements	262,566			262,566
Derivative assets — open sale and purchase commitments, net	2,274	—	—	2,274
Derivative assets — option contracts	390	—	—	390
Derivative assets — futures contracts	238	—	—	238
Derivative assets — forward contracts	4,493	—	—	4,493
Total assets, valued at fair value	$549,978	$—	$—	$549,978
Liabilities:
Liability on borrowed metals	$280,346	$—	$—	$280,346
Product financing arrangements	113,940	—	—	113,940
Derivative liabilities — price protection programs	—	—	168	168
Derivative liabilities — liability on margin accounts	3,804	—	—	3,804
Derivative liabilities — open sale and purchase commitments, net	16,485	—	—	16,485
Contingent earn-out liability	$—	$—	$588	$588
Total liabilities, valued at fair value	$414,575	$—	$756	$415,331
____________________
(1) Commemorative coin inventory totaling $99,000 is held at lower of cost or market and is thus excluded from this table.

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
Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only under certain circumstances. These include: cost method and equity method investments that are written down to fair value when a decline in the fair value is determined to be other-than-temporary, and plant, property and equipment, intangibles or goodwill, which are written down to fair value when they are held for sale or determined to be impaired. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable transactions and comparable public company trading values.
The Company evaluates its goodwill and other indefinite-lived intangibles for impairment on non-recurring basis in the fourth quarter of the fiscal year, or more frequently if indicators of potential impairment exist. As of June 30, 2017, the carrying value of the Company's indefinite-lived intangible and goodwill assets totaled $2.3 million and $8.9 million, respectively. During the year ended June 30, 2018, the Company recorded $2.2 million of indefinite-lived assets and $1.4 million of goodwill related to our asset acquisition of Goldline (see Note 1). Then, in the fourth quarter of fiscal 2018, the Company recorded an impairment loss of $1.3 million and $1.4 million to indefinite-lived intangible and goodwill assets, respectively, based on our quantitative assessment of the fair value of the Direct Sales segment (i.e., Goldline). As of June 30, 2018 , the carrying value of the Company's indefinite-lived intangible and goodwill assets totaled $3.2 million and $8.9 million, respectively (see Note 8).
The Company's two investments in noncontrolled entities do not have readily determinable fair values. Quoted prices of the investments are not available, and the cost of obtaining an independent valuation appears excessive considering the carrying value of the instruments to the Company. Based on the Company's assessment of the carrying value of these assets, during the years ended June 30, 2018 and 2017 the Company did not record any impairments related to these investments. As of June 30, 2018 and June 30, 2017, the carrying value of the Company's investments totaled $8.4 million and $8.0 million, respectively.

4.	RECEIVABLES
Receivables consist of the following as of June 30, 2018 and June 30, 2017:

in thousands
	June 30, 2018	June 30, 2017

Customer trade receivables	$22,813	$31,949
Wholesale trade advances	10,722	2,457
Due from brokers	2,351	4,919
Subtotal	35,886	39,325
Less: allowance for doubtful accounts	(30)	(30)
Receivables, net	$35,856	$39,295

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

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Year Ended June 30, 2018	$30	$—	$—	$30
Year Ended June 30, 2017	$30	$—	$—	$30

5.	SECURED LOANS RECEIVABLE
Below is a summary of the carrying value of our secured loans as of June 30, 2018 and June 30, 2017:

in thousands
	June 30, 2018		June 30, 2017

Secured loans originated	$23,300		$30,864
Secured loans originated - with a related party	12,523		—
	35,823		30,864
Secured loans acquired	74,601	(1)	60,374	(2)
Secured loans (current and long-term)	$110,424		$91,238
_________________________________
(1)    Includes $54,000 of loan premium as of June 30, 2018.
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
    As of June 30, 2018 and June 30, 2017, our secured loans carried weighted-average effective interest rates of 9.6% and 9.2%, respectively, and mature in periods generally ranging typically from on-demand to one year.
The secured loans that the Company generates with active customers of A-Mark are reflected as an operating activity on the consolidated statements of cash flows. The secured loans that the Company generates with borrowers who are not active customers of A-Mark are reflected as an investing activity on the consolidated statements of cash flows as secured loans, net. For the secured loans that (i) are reflected as an investing activity and have terms that allow the borrowers to increase their loan balance (at the discretion of the Company) based on the excess value of their collateral compared to their aggregate principal balance of loan, and (ii) are repayable on demand or in the short-term, the borrowings and repayments are netted on the consolidated statements of cash flows.
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
The Company evaluates its loan portfolio in one of two classes of secured loan receivables: those loans secured by: 1) bullion items, and 2) numismatic and semi-numismatic coins. The Company's secured loans by portfolio class, which align with management reporting, are as follows:

in thousands
	June 30, 2018		June 30, 2017
Bullion	$72,128	65.3%	$61,767	67.7%
Numismatic and semi-numismatic	38,296	34.7	29,471	32.3
	$110,424	100.0%	$91,238	100.0%
Each of the two classes of secured loans receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. The methodology of assessing the credit quality of the secured loans acquired by the Company is similar to the secured loans originated by the Company; they are administered using the same internal reporting system, collateralized by precious metals, for which loan-to-value determination procedures are applied.
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

in thousands
	June 30, 2018		June 30, 2017
Loan-to-value of 75% or more	$69,629	63.1%	$60,432	66.2%
Loan-to-value of less than 75%	40,795	36.9	30,806	33.8
Secured loans collateralized by precious metal products	$110,424	100.0%	$91,238	100.0%
    The Company had no loans with a loan-to-value ratio in excess of 100% at June 30, 2018 or June 30, 2017.
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
All loans are contractually subject to margin calls. As a result, loans typically do not become impaired due to the fact the Company has the ability to require margin calls which are due upon receipt. Per the terms of the loan agreement, the Company has the right to liquidate the loan collateral in the event of a default. The collateral material is highly liquid and can easily be sold by the Company to pay off the loan. Such circumstances, this would result in a short term impairment that would typically result in full repayment of the loan and fees due to the Company.
For the years ended June 30, 2018 and 2017, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at June 30, 2018 and June 30, 2017:

in thousands
	June 30, 2018	June 30, 2017
Inventory held for sale	$32,605	$43,787
Repurchase arrangements with customers	104,907	92,496
Consignment arrangements with customers	10,785	7,368
Commemorative coins, held at lower of cost or market	99	40
Borrowed precious metals	17,780	5,625
Product financing arrangements, restricted	113,940	135,343
	$280,116	$284,659
Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of June 30, 2018 and June 30, 2017, the inventory held for sale totaled $32.6 million and $43.8 million, respectively.
Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals from the customers which are subject to repurchase by the customer at the fair value of the product on the repurchase date. Under these arrangements, the Company, which holds legal title to the metals, earns financing income until the time the arrangement is terminated or the material is repurchased by the customer/sold to the customer.
These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2018 and June 30, 2017, included within inventory is $104.9 million and $92.5 million, respectively, of precious metals products subject to repurchase arrangements with customers.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventories loaned under consignment arrangements to customers as of June 30, 2018 and June 30, 2017 totaled

$10.8 million and $7.4 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventory at the lower of cost or market and totaled $99,000 and $40,000 as of June 30, 2018 and June 30, 2017, respectively.
Borrowed Precious Metals. Borrowed precious metals inventories include: (1) metals held by suppliers as collateral on advanced pool metals, (2) amounts due to suppliers for the use of consigned inventory, (3) unallocated metal positions held by customers in the Company’s inventory, and (4) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals, or cash. The Company's inventories included borrowed precious metals with market values totaling $17.8 million and $5.6 million as of June 30, 2018 and June 30, 2017, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the consolidated balance sheets.
Product Financing Arrangements. In substance, these inventories represent amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of operations. Such obligations totaled $113.9 million and $135.3 million as of June 30, 2018 and June 30, 2017, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.) As of June 30, 2018 and June 30, 2017, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(5.4) million and $(4.5) million, respectively.
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
The Company’s inventories are subsequently recorded at their fair market values, that is, "marked-to-market", except for our commemorative coin inventory. The daily changes in the fair market value of our inventory are offset by daily changes in fair market value of hedging derivatives that are taken with respects to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the consolidated statements of operations.
The premium component, at market value, included in the inventories as of June 30, 2018 and June 30, 2017 totaled $3.5 million and $4.1 million, respectively.

7. PLANT, PROPERTY AND EQUIPMENT
Plant, property and equipment consists of the following at June 30, 2018 and June 30, 2017:

in thousands
	June 30, 2018	June 30, 2017
Office furniture, and fixtures	$2,056	$1,638
Computer equipment	757	462
Computer software	3,471	2,386
Plant equipment	2,701	1,979
Building	315	315
Leasehold improvements	2,796	2,571
Total depreciable assets	12,096	9,351
Less: accumulated depreciation	(5,597)	(3,885)
Property and equipment not placed in service	1,483	1,105
Land	36	36
Plant, property and equipment, net	$8,018	$6,607
Depreciation expense for the years ended June 30, 2018 and 2017 was $1,712,000 and $1,099,000, respectively.
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
Due to the Company's acquisition of Goldline (see Note 1), the Company recorded $5.0 million and $1.4 million of additional identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal and represents their fair values at the acquisition date. The Company’s investment in Goldline created synergies between Goldline's direct marketing operation and the Company’s established distribution network, secured storage and lending operations that is expected to lead to increased product margin spreads, lower distribution and storage costs for Goldline, and a larger customer base for the Company's secured lending operations.

The carrying value of goodwill and other purchased intangibles as of June 30, 2018 and June 30, 2017 is as described below:

dollar amounts in thousands
		June 30, 2018					June 30, 2017
	Estimated Useful Lives (Years)	Gross Carrying Amount		Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Identifiable intangible Assets:
Existing customer relationships	5 - 15	8,848		(5,467)	—	3,381	6,447	(4,636)	1,811
Non-compete and other	3 - 5	2,300		(2,056)	—	244	2,000	(2,000)	—
Employment agreement	3	295		(222)	—	73	195	(195)	—
Intangibles subject to amortization		11,443		(7,745)	—	3,698	8,642	(6,831)	1,811
Trade Name	Indefinite	$4,454		$—	$(1,291)	$3,163	$2,254	$—	$2,254
		$15,897		$(7,745)	$(1,291)	$6,861	$10,896	$(6,831)	$4,065

Goodwill	Indefinite	$10,245	(1)	$—	$(1,364)	$8,881	$8,881	$—	$8,881

_________________________________
(1)    During the fourth quarter of fiscal 2018, the gross carrying amount decreased by $86 related to the Company's revised estimate of the purchase price of Goldline due to the Seller. (see Note 1).

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the years ended June 30, 2018 and 2017 was $914,000 and $422,000, respectively.
Annual Impairment Assessments
In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually in the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount (see Note 2).
Fiscal 2018
Based on the Company's qualitative assessment of current economic indicators associated with the Wholesale and Ancillary Services and Direct Sales reporting units, the Company concluded that the Direct Sales reporting unit more than likely incurred a significant decline in its fair value. Our Secured Lending segment has no recorded intangible assets and therefore was not part of this analysis. During fiscal 2018, the Company revised its future outlook with respect to its Direct Sales reporting unit which resulted in a reduction in expected future cash flows. As a result, the Company determined that the fair value of this reporting unit declined below its carrying value and recorded a $1.4 million impairment of goodwill and a $1.3 million impairment of indefinite-lived intangible assets in fiscal 2018.
The Company used both the relief from royalty valuation method to determine the estimated fair value of this reporting unit's indefinite-lived intangibles (i.e., trade name). The key assumptions used in the royalty valuation method were long-term growth rate of 3.0%, pre-tax royalty rate of 0.5%, normalized tax rate 27.0%, and discount rate of 30.0%
The Company used both the income valuation approach and the market transaction approach to determine the estimated fair value of this reporting unit's goodwill based on a 75% and 25% weighting, respectively. The key assumptions used in the income valuation approach were long-term growth rate of 3.0%, normalized tax rate 27.0%, normalized net working capital of 5.0% and discount rate of 30.0%. The key assumptions used in the market transaction approach were based on market multiples that were estimated per the Company's initial cash flow projections (first quarter of fiscal 2018) that were applied to the Company's lower fourth quarter fiscal 2018 cash flow projections of revenue of earnings before interest, taxes, depreciation and amortization ("EBITDA"). Revenue multiples ranged from 0.05x to 0.10x and EBITDA multiples ranged from 1.04x to 2.52x.
Fiscal 2017
No impairments were recorded in fiscal 2017.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2019	$1,011
2020	1,011
2021	599
2022	571
2023	128
Thereafter	378
Total	$3,698

9.	LONG-TERM INVESTMENTS
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

in thousands
	June 30, 2018	June 30, 2017
Equity method investment	$7,888	$7,467
Cost method investment	500	500
	$8,388	$7,967
Equity Method Investment
The Company applies the equity method of accounting for its investment in which it has aggregate ownership interest of 20.6%. Under the equity method of accounting, the carrying value of the investment is adjusted for the Company's proportional share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported in other income (expense) on the consolidated statements of operations. The Company's proportionate share of the investee’s net income totaled $421,000 and $94,000 for the years ended June 30, 2018 and 2017, respectively.
Cost Method Investment
The Company applies the cost method to its investment in which its ownership percentage, based on the number of fully dilutive common shares outstanding, was 2.5% as of June 30, 2018 and June 30, 2017. As of June 30, 2018 and June 30, 2017, the aggregate carrying balance of this investment was $0.5 million.

10.	ACCOUNTS PAYABLE
Accounts payable consists of the following:

in thousands
	June 30, 2018	June 30, 2017
Trade payables to customers	$175	$277
Advances from customers	42,615	36,382
Deferred revenue	2,107	3,777
Other accounts payable	1,100	1,511
	$45,997	$41,947

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
The Company is exposed to market risk, such as changes in commodity prices, and foreign exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative products, such as forwards and futures contracts. By policy, the Company historically has entered into derivative financial instruments for the purpose of hedging substantially all of Company's market exposure to precious metals prices, and not for speculative purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, both of which are recorded in cost of sales in the consolidated statements of operations.

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
The Company enters into derivative transactions solely for the purpose of hedging its inventory subject to price risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC, whereby the gains or losses would be deferred and included as a component of other comprehensive income. Instead, gains or losses resulting from the Company's futures and forward contracts and open sale and purchase commitments are reported in the consolidated statement of operations as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability on the consolidated balance sheets.
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of June 30, 2018 and June 30, 2017.

	June 30, 2018				June 30, 2017

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$2,602	$(328)	$—	$2,274	$1,625	$(694)	$—	$931
Option contracts	390	—	—	390	—	—	—	—
Future contracts	238	—	—	238	1,273	—	—	1,273
Forward contracts	4,577	(84)	—	4,493	15,754	(371)	—	15,383
	$7,807	$(412)	$—	$7,395	$18,652	$(1,065)	$—	$17,587
Nettable derivative liabilities:
Open sale and purchase commitments	$17,132	$(647)	$—	$16,485	$31,568	$(1,783)	$—	$29,785
Margin accounts	5,988	—	(2,184)	3,804	7,936	—	(3,139)	4,797
Liability of price protection programs	168	—	—	168	—	—	—	—
	$23,288	$(647)	$(2,184)	$20,457	$39,504	$(1,783)	$(3,139)	$34,582
Gains or Losses on Derivative Instruments
The Company records the derivative at the trade date with a corresponding unrealized gain (loss), shown as a component of cost of sales in the consolidated statements of operations. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, and the net realized gains and losses for futures and option contacts are recorded in cost of sales.
Below is a summary of the net gains (losses) on derivative instruments for the years ended June 30, 2018 and 2017.

in thousands
Years Ended June 30,	2018	2017
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open future commodity and forward contracts and open sale and purchase commitments, net	$2,351	$(17,738)
Realized gains on future commodity contracts, net	13,271	27,392
	$15,622	$9,654
The Company’s net gains on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the consolidated statements of operations.

Summary of Hedging Positions
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of June 30, 2018 and at June 30, 2017.

in thousands
	June 30, 2018	June 30, 2017
Inventory	$280,116	$284,659
Precious metals held under financing arrangements	262,566	—
	542,682	284,659

Less unhedgeable inventory:
Commemorative coin inventory, held at lower of cost or market	(99)	(40)
Premium on metals position	(3,530)	(4,088)
Precious metal value not hedged	(3,629)	(4,128)

	539,053	280,531

Commitments at market:
Open inventory purchase commitments	342,287	587,687
Open inventory sales commitments	(138,022)	(121,602)
Margin sale commitments	(5,988)	(7,936)
In-transit inventory no longer subject to market risk	(1,060)	(3,931)
Unhedgeable premiums on open commitment positions	541	495
Borrowed precious metals	(280,346)	(5,625)
Product financing arrangements	(113,940)	(135,343)
Advances on industrial metals	6,044	1,580
	(190,484)	315,325

Precious metal subject to price risk	348,569	595,856

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	274,994	462,231
Precious metals futures contracts at market values	72,421	133,450
Total market value of derivative financial instruments	347,415	595,681

Net precious metals subject to commodity price risk	$1,154	$175
Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of June 30, 2018 and June 30, 2017, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	June 30, 2018	June 30, 2017
Purchase commitments	$342,287	$587,687
Sales commitments	$(138,022)	$(121,602)
Margin sales commitments	$(5,988)	$(7,936)
Open forward contracts	$274,994	$462,231
Open futures contracts	$72,421	$133,450
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2018, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized gains (losses) on foreign exchange derivative instruments shown on the face of the consolidated statements of operations totaled $30,000 and $60,000 for the years ended June 30, 2018 and 2017, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands	June 30, 2018	June 30, 2017
Foreign exchange forward contracts	$4,130	$2,213
Open sale and purchase commitment transactions, net	$3,026	$2,235

12.     INCOME TAXES
Income (loss) from operations before provision for income taxes is shown below:

in thousands	Year Ended
Years Ended June 30,	2018	2017
U.S.	$(3,446)	$10,745
Foreign	35	40
Net (loss) income before provision for income taxes	$(3,411)	$10,785

The Company files a consolidated federal income tax return based on a June 30 tax year end. The (benefit) expense from provision for income taxes for the years ended June 30, 2018 and 2017 consists of the following:

in thousands	Year Ended
Years Ended June 30,	2018	2017
Current:
Federal	42	13,642
State and local	(96)	879
Foreign	(27)	(20)
	(81)	14,501
Deferred:
Federal	361	(10,117)
State and local	(272)	(663)
	89	(10,780)

Provision for income taxes	$8	$3,721

A reconciliation of the income tax provisions to the amounts computed by applying the statutory federal income tax rate (28.06% for 2018, and 35% for 2017) to income before income tax provisions for the years ended June 30, 2018 and 2017, are set forth below:

in thousands
Years Ended June 30,	2018	2017
Federal income tax	$(957)	$3,775
State tax, net of federal benefit	(98)	210
Uncertain tax positions	(50)	(147)
Change in valuation allowance	(56)	12
Tax Act	1,244	—
Other	(75)	(129)
Provision for income taxes	$8	$3,721

The schedule of deferred taxes presented below summarizes the components of deferred taxes that have been classified as deferred tax assets and deferred tax liabilities related to taxable temporary differences as of June 30, 2018 and June 30, 2017:

in thousands
	June 30, 2018	June 30, 2017
Accrued compensation	$86	$121
Deferred rent	236	367
Unrealized loss on open purchase and sale commitments	2,351	5,026
Stock-based compensation	635	582
State tax accrual	37	112
Net operating loss carry forwards	1,657	705
Other	141	132
Deferred tax assets	5,143	7,045
Less: valuation allowances	—	(56)
Deferred tax assets after valuation allowances	5,143	6,989

Intangible assets	(206)	(1,347)
Unrealized gain on futures and forward contracts	(146)	(474)
Fixed assets	(5)	(298)
Inventories	(319)	(454)
Earnings from equity method investment	(283)	(296)
Investment in Partnership	(287)	(161)
Other	(27)	—
Deferred tax liabilities	(1,273)	(3,030)

Net deferred tax asset	$3,870	$3,959

The effective tax rate decreased to a provision of 0.2% for the year ended June 30, 2018, compared to a provision of 34.5% for the year ended June 30, 2017. The decrease in tax expense of $3.7 million was primarily due to a s shift to an operating loss in June 30, 2018 from operating income in the same year ago period and the impact of the Tax Cuts and Job Act (see below). For the year ending June 30, 2018, the Company recorded a tax benefit of $1.0 million related to our pre-tax operating loss, offset by the impact of a one-time revaluation tax charge of $1.2 million related to the Tax Cuts and Job Act (see below). The remainder of the difference was due to normal course movements and non-material items.
Tax Cuts and Jobs Act
On December 22, 2017, the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code. The Tax Act reduces the corporate tax rate from 35.0% to 21.0% for tax years beginning after December 31, 2017. For fiscal year taxpayers, a blended tax rate is required to compute the current tax liability. This is the result of using the income tax rate of 35.0% for the first and second quarters of fiscal year 2018 and the reduced income tax rate of 21.0% for the third and fourth quarters of fiscal year 2018. With respect to deferred tax assets (net of deferred tax liabilities) that are in existence as of the enactment date (i.e., valued using a 35.0% federal tax rate), the Company has been negatively impacted by the (1) new corporate tax rates, and (2) the effective date of the new provision to preclude taxpayers from carrying net operating losses (NOLs) back to prior taxable years. As such, the realization of such deferred taxes post enactment have been realized at a lower 28.06% blended tax rate, or a 21.0% tax rate to the extent realized after fiscal 2018. We continue to analyze the impact of the Tax Act primarily related to our state income taxes. Our accounting for the estimated tax effects of the Tax Act will be completed during the measurement period, which should not extend beyond one year from the enactment date.
Tax Balances and Activity
Income Taxes Receivable and Payable
As of June 30, 2018 and June 30, 2017, income taxes receivable totaled $1.6 million and $0.0 million, respectively. As of June 30, 2018 and June 30, 2017, income taxes payable totaled $0.0 million and $1.4 million, respectively.
Deferred Tax Assets and Liabilities
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2018 and June 30, 2017, management concluded that with the exception of certain state net operating losses, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.
As of June 30, 2018, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.7 million and a federal deferred tax asset of $2.2 million. As of June 30, 2017, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.4 million and a federal deferred tax asset of $2.5 million.
Net Operating Loss Carryforwards and Valuation Allowances
As of June 30, 2018 and June 30, 2017, the Company has approximately $2.9 million and $0.0 million of federal net operating loss carryforwards and approximately $15.5 million and $12.5 million, state and city net operating loss carryforwards, respectively. The Company's combined federal, state and city tax-effected net operating loss carryforwards totaled, as of June 30, 2018 and June 30, 2017, $1.7 million and $0.7 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2022. The change in state net operating loss is a result of a change in the estimated use of net operating losses at June 30, 2017 versus the actual amount used when completed tax returns were filed.
As of June 30, 2018 and June 30, 2017, the Company had $0 and $56,000, respectively, of valuation allowance for certain state and city net operating loss carryforwards, based on the Company's annual assessment of the realizability of its deferred tax assets. The change in the valuation allowance is a result of the settlement of a state tax audit and the expiration of statute of limitation.
Unrecognized Tax Benefits
The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of operations. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations.
Below is a reconciliation of the net unrecognized tax benefits for the years ended June 30, 2018 and June 30, 2017:

in thousands
Years Ended June 30,	2018	2017

Beginning balance	$197	$280
Reductions due to lapse of statute of limitations	(2)	(97)
Additions as a result of tax positions taken during current period	—	14
Reductions as a result of tax positions of prior years	(48)	—
Ending balance	$147	$197

In addition to the $147,000 of accrued tax expense related to unrecognized tax positions, as shown in the table above, the Company accrued $48,000 of interest and $40,000 of penalties related to its uncertain tax positions. As of June 30, 2018, the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $235,000, and, if recognized, would reduce the Company's effective tax rate. For the years ended June 30, 2018 and 2017, the Company recognized reductions of interest expense of $50,000 and $26,000, respectively, as well as, reductions of penalties of $13,000 and $39,000, respectively, related to our uncertain tax positions.
Tax Examinations
With exception of the items noted below, either prior federal, state or local examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed for the years through June 30, 2012.
Internal Revenue Service — June 30, 2008 through June 30, 2013
During the year ended June 30, 2018, the Former Parent settled its IRS appeal for the tax years ended June 30, 2008 through 2013. As a result, the Former Parent amended its states filings that resulted in a state tax benefit of approximately $0.3 million to the Company. Generally, the state statute for examining the specific items that were included in the amendment is two years from the date of filing.

Internal Revenue Service — June 30, 2015
In a prior fiscal year, the Internal Revenue Service notified the Company of an examination for the year ended June 30, 2015. The Company settled this examination during the year ended June 30, 2018, which was closed subsequent to to June 30, 2018. The impact of the IRS examination is immaterial to the financial statements.
Utah State — June 30, 2011 through June 30, 2013
The Former Parent remains under exam with the state of Utah for the years ended June 30, 2011 through 2013. The Former Parent and the Company, as a subsidiary in a consolidated tax filing, are unable to determine the outcome of this exam at this time.
Utah State — June 30, 2014 through June 30, 2017
During the year ended June 30, 2018, the Company was notified by the state of Utah that the tax returns for the period ended June 30, 2014 through 2017 were selected for exam. The Company is unable to determine the outcome at this time.
New York — March 14, 2014 through June 30, 2014 (Former Parent)
In a prior fiscal year, the Former Parent was notified by the New York Department of Taxation and Finance that its tax return was under examination for the period ended June 30, 2014, which included the Company’s short period tax return through March 14, 2014. The former parent closed this exam during the year ended June 30, 2018. There was no change to the tax returns filed as a result of this examination.
New York — June 30, 2014 through June 30, 2016 (A-Mark Precious Metals Inc.)
In a prior fiscal year, the Company was notified by the New York Department of Taxation and Finance that its tax returns for the periods ended June 30, 2014, June 30, 2015 and June 30, 2016 were selected for audit. The Company is unable to determine the outcome of the audit at this time.
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
Balances with Affiliated Companies or Persons
As of June 30, 2018 and June 30, 2017, the Company had related party receivables and payables balances as set forth below:

in thousands
	June 30, 2018				June 30, 2017
	Receivables		Payables		Receivables	Payables
Former Parent/Stack's Bowers	$13,240	(1)	$—		$—	$27
Equity method investee	—		920	(2)	—	558
SilverTowne	—		242	(3)	—	1,768
Goldline Lenders	—		7,710	(4)	—	—
	$13,240		$8,872		—	$2,353

_________________________________
(1) Balance principally includes two secured lines of credit with a balance of $3.0 million and $9.5 million (shown as a component of secured loans receivables). See "Secured Lines of Credit with Stack's Bowers", below.

(2) Balance represents mostly open trade payables.
(3) Balance (net) includes (a) a trade receivables of $0.3 million (shown as a component of receivables), and (b) a contingent earn-out liability of $0.6 million (shown as a component of other long-term liabilities).

(4) Balance includes the face value of the Goldline Credit Facility of $7.5 million, and the associated estimated debt funding fees payable of $0.2 million (shown as debt obligation - related party). The Goldline Credit facility and the debt funding fee are payable in August 2020.

Secured Lines of Credit with Stack's Bowers
On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line of $5.3 million. The loan is secured by precious metals and numismatic products. As of June 30, 2018 and June 30, 2017, the aggregate carrying value of this loan was $3.0 million and $0.0 million, respectively.

On March 1, 2018, CFC entered into a loan agreement with Stack's-Bowers providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers on the ultimate sale of the products. As of June 30, 2018 and June 30, 2017, the aggregate carrying value of this loan was $9.5 million and $0.0 million, respectively.
Note payable to SilverTowne
On August 31, 2016, the Company signed a $500,000 promissory note with SilverTowne that was payable in one year related to our acquisition of AMST. This note was paid in full in August 2017.
Long Term Debt Obligation with Goldline Lenders
As of June 30, 2018, the carrying value of the long term debt obligation payable to Goldline Lenders totaled $7.2 million, and is shown in the consolidated balance sheets as debt obligation (related party). The face value of this debt obligation is $7.5 million and the related unamortized loan funding fee, a contra-liability, totaled $274,000 as of June 30, 2018 (see Note 14). The estimated loan funding fee payable to Goldline Lenders as of June 30, 2018 totaled $210,000 and is shown on the consolidated balance sheets as component of other long-term liabilities.
Activity with Affiliated Companies or Persons
Sales and Purchases Made to Affiliated Companies
During the years ended June 30, 2018 and 2017, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
Years Ended June 30,	2018		2017
	Sales	Purchases	Sales	Purchases
Former Parent/Stack's Bowers	$50,512	$344,348	$47,384	$47,979
Equity method investee	359,872	5,959	477,477	2,979
SilverTowne	14,921	7,696	27,834	4,648
	$425,305	$358,003	$552,695	$55,606
Interest Income Earned from Affiliated Companies
During the years ended June 30, 2018 and 2017, the Company earned interest income related to loans made to Stack's Bowers and related to financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
Years Ended June 30,	2018	2017
Interest income from secured loans receivables	$290	$171
Interest income from finance products and repurchase arrangements	3,926	2,787
	$4,216	$2,958

Interest Expense Incurred Related to Notes Payable and Long-Term Debt Obligation
During the years ended June 30, 2018 and 2017, the Company incurred interest expense (including debt amortization costs) related to the debt payable to SilverTowne and the Goldline Lenders, as set forth below:

in thousands
Years Ended June 30,	2018	2017
Interest expense incurred related to notes payable	$—	$3
Interest expense incurred related to long-term debt obligation	$648	$—
	$648	$3

Other Income Earned from Equity Method Investee
During the years ended June 30, 2018 and 2017, the Company recorded its proportional share of its equity method investee's net income as other income that total $421,000 and $94,000, respectively. As of June 30, 2018 and June 30, 2017, the carrying balance of the equity method investment was $7.9 million and $7.5 million, respectively.

14.	FINANCING AGREEMENTS
Lines of Credit
The Company has an uncommitted demand revolving credit facility ("Trading Credit Facility”) provided to the Company by a syndicate of financial institutions, with Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent and Natixis, New York Branch acting as syndication agent.  The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis.  As of June 30, 2018, the Trading Credit Facility provided the Company with access up to $260.0 million, featuring a $210.0 million base, with a $50.0 million accordion option. The Trading Credit Facility is scheduled to mature on March 29, 2019. As of June 30, 2018, the Company incurred $2.6 million of loan costs in connection with the Trading Credit Facility, which was capitalized and is being amortized over the term of the Trading Credit Facility. As of June 30, 2018 and June 30, 2017, the remaining unamortized balance was approximately $0.5 million and $0.1 million, respectively.
The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 2.09% and 1.17% as of June 30, 2018 and June 30, 2017, respectively. Borrowings are due on demand and totaled $200.0 million and $180.0 million at June 30, 2018 and at June 30, 2017, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $22.1 million and $45.6 million as determined on the Friday before June 30, 2018 and on Friday, June 30, 2017, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of June 30, 2018 the minimum tangible net worth financial covenant under the Trading Credit Facility was $47.5 million. The Company is in compliance with all restrictive financial covenants as of June 30, 2018.
Interest expense related to the Company’s lines of credit totaled $7.9 million and $6.4 million, which represents 57.0% and 63.6% of the total interest expense recognized, for the years ended June 30, 2018 and 2017, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.96% and 3.18%, respectively, for the years ended June 30, 2018 and 2017.
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
As of June 30, 2018, the carrying balance of the Goldline Credit facility was $7.2 million, and the remaining unamortized loan cost balance was approximately $0.3 million, which is amortized ratably through the maturity date. As of June 30, 2018, the balance of the loan fee payable was $0.2 million.
Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $648,000 which represents 4.7% of the total interest expense recognized, for the year ended June 30, 2018. The Goldline Credit Facility's weighted average effective interest rate was 9.25% for the year ended June 30, 2018.
The obligations of Goldline and the Company under the Goldline Credit Facility are subordinated to the Company’s obligations under the Trading Credit Facility (see Lines of Credit, above in Note 14). Under the subordination agreements, the Goldline Lenders are permitted to collect quarterly interest-only payments and a balloon payment of principal and accrued interest at the end of the loan term, provided that no event of default is continuing under the Trading Credit Facility and the Company is in pro-forma compliance with the financial covenants under the Trading Credit Facility.

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
Liability on Borrowed Metals
The Company recorded liabilities on borrowed precious metals with market values totaling $280.3 million and $5.6 million as of June 30, 2018 and June 30, 2017, respectively, with the corresponding inventory reflected on the consolidated balance sheets.
Advanced pool metals
The Company borrows precious metals (usually in the form of pool metals) from its suppliers and customers under short-term agreements using other precious metals from its inventory as collateral. Amounts under these arrangements require repayment either in the same form of the metals borrowed or in cash. The Company has the ability to sell the metals and to repurchase similar metals as needed, under the terms of the arrangement, in order to repay the obligation. Once the obligation is repaid, the metals held as collateral are released back to the Company.
Liability on borrowed metals — Other
Liabilities may also arise from: (1) unallocated metal positions held by customers in the Company’s inventory, (2) amounts due to suppliers for the use of consigned inventory, and (3) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represent an unsegregated inventory position that is due on demand, is a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals, or in cash.
Product Financing Arrangements
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at an agreed-upon price based on the spot price with these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the consolidated statements of operations. Such obligation totaled $113.9 million and $135.3 million as of June 30, 2018 and June 30, 2017, respectively.

15. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases approximately 9,000 square feet of office space in El Segundo, California at a cost of $3.71 per square foot per month. The term of this lease expires on March 31, 2026 and contains annual base rent increases in cost of 3%.
The Company leases approximately 17,600 square feet of warehouse space in Las Vegas, Nevada at a cost of approximately $1.59 per square foot per month. The term of this lease expires on April 30, 2025 and contains annual base rent increases of 3%.
The Company leases approximately 21,500 square feet of office space in Los Angeles, California at a cost of $2.68 per square foot per month. The term of this lease expires on February 28, 2022 with annual base rent increases of 3% and the Company has the option to renew the lease term for an additional five years at the then current market rate. The lease requires the payment of related property taxes, insurance, maintenance and other cost related to the leased property. In addition, the Company provided the landlord of the office space in Los Angeles, California a standby letter of credit for $400,000 in value in lieu of a security deposit. This letter of credit is renewed annually and reduces each lease anniversary date as provided in the lease agreement.
Expenses related to operating leases (including lease expense for the common space rental) were $1.3 million, and $0.8 million, respectively, for the years ended June 30, 2018 and 2017. Future minimum lease payments under the Company's lease arrangements with noncancellable lease terms in excess of one year as of June 30, 2018 are as follows:
(in thousands)

Years ending June 30,	Operating	Capital
2019	$1,448	$10
2020	1,491	10
2021	1,528	10
2022	1,250	5
2023	834	—
Thereafter	2,044	—
	$8,595	35
Less amounts representing interest		(2)
		$33

Employment and Non-Compete Agreements
The Company has entered into employment agreements and non-compete and/or non-solicitation agreements with Greg Roberts, its CEO, and Thor Gjerdrum, its President, which expire in June 30, 2020 and June 30, 2019, respectively. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.
Employee Benefit Plan
The Company maintains an employee savings plan for United States employees under the Internal Revenue Code section 401(k). Employees are eligible to participate in the plan after three complete calendar months of service and all contributions are immediately vested. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributes 30% of the eligible employees' contributions on the first 60% of the participants' compensation to the IRS maximum annual contribution. The Company's matching 401(k) contributions totaled $180,000 and $81,000 for the years ended June 30, 2018 and 2017, respectively.

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
SGI IRS and State Tax Audits
The Company and its Former Parent are under examination with other tax jurisdictions on certain tax matters the Company or its Former Parent have taken. The Company is unable to determine the outcome of these audits at this time. Please see Note 12 for further detail.
In general, the majority of state and local examinations have been completed by the tax authorities for the respective jurisdictions through the years ended June 30, 2013. Further, some jurisdictions’ statute of limitations have expired for U.S. federal, state, and local income tax returns filed by the Former Parent for the years ended through June 30, 2013.
Operational Contingencies
In connection with the closing of the SilverTowne transaction (see Note 1), AMST entered into an exclusive distribution agreement with the Company with respect to the silver products produced by AMST which, among other things, set weekly minimum order quantities by A-Mark. The agreement has a three-year term, with two automatic two-year renewals (unless terminated prior thereto.) The Company was initially required to order no less than 300,000 ounces of silver products per week on average during any consecutive four week period during the term of the agreement; that amount was reduced in April 2017 to 235,000 ounces and was further reduced in subsequent periods. The price paid per ounce is mutually determined by both parties, and is subject to adjustments every six months during the term.
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
The Company has guaranteed all of the obligations of Goldline under the Goldline Credit Facility (this guarantee is unconditional and constitutes a guarantee of payment and not merely of collection) (see Note 14).

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

The Board of Directors determined to suspend the Company's quarterly dividend for both the third and fourth fiscal quarters ended March 31, 2018 and June 30, 2018 in order to increase its financial flexibility and strengthen its balance sheet. Going forward, the Board of Directors will re-assess its capital resources and may or may not determine to reinstate the dividend based on that assessment.

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
As of June 30, 2018, 523,445 shares were available for grant under the 2014 Plan.
Valuation and Significant Assumptions of Equity Awards Issued
The Company uses the Black-Scholes option pricing model, which uses various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates.
Stock Options
During the years ended June 30, 2018 and 2017, the Company incurred $1,191,106 and $966,190 of compensation expense related to stock options, respectively. As of June 30, 2018, there was total remaining compensation expense of $1.5 million related to employee stock options, which will be recorded over a weighted average period of approximately 1.9 years.

The following table summarizes the stock option activity for the year ended June 30, 2018.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2017	741,327	$17.89	$1,514	$6.19
Granted	166,605	$16.19
Cancellations, expirations and forfeitures	(65,417)	$17.50
Outstanding at June 30, 2018	842,515	$17.59	$821	$5.99

Exercisable at June 30, 2018	554,281	$16.37	$821	$6.20

Following is a summary of the status of stock options outstanding at June 30, 2018:

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	4.35	$8.39	134,239	4.35	$8.39
$10.01	$15.00	148,888	6.14	$12.55	98,888	4.28	$11.94
$15.01	$25.00	459,388	8.10	$20.19	271,154	8.03	$20.26
$25.01	$60.00	100,000	7.65	$25.50	50,000	7.65	$25.50
		842,515	7.11	$17.59	554,281	6.44	$16.37
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

17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the year ended June 30, 2018 are presented on a comparative basis in the table below:

in thousands
Years Ended June 30,	2018		2017
	Amount	Percent	Amount	Percent
Total revenue	$7,606,248	100.0%	$6,989,624	100.0%
Customer concentrations
HSBC Bank USA (1)	$2,039,134	26.8%	$1,492,926	21.4%
Mitsubishi Intl. Corp. (1)	1,712,779	22.5	1,171,532	16.8
	$3,751,913	49.3%	$2,664,458	38.2%
________________________________
(1)
Sales with this trading partner is primarily comprised of sales on forward contracts that entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product.

Customers providing 10 percent or more of the Company's accounts receivable as of June 30, 2018 are presented on a comparative basis in the table below:

in thousands
Years Ended June 30,	2018		2017

	Amount	Percent	Amount	Percent
Total accounts receivable, net	$35,856	100.0%	$39,295	100.0%
Customer concentrations
Customer A	$14,967	41.7%	$27,072	68.9%
Customer B	7,468	20.8	817	2.1
	$22,435	62.5%	$27,889	71.0%
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
The Company evaluates segment reporting in accordance with FASB ASC 280, Segment Reporting, each reporting period, including evaluating the organizational structure and the reporting package that is reviewed by the Chief Operating Decision Makers (“CODM”). The Company's operations are organized under three business segments — Wholesale Trading & Ancillary Services, Secured Lending, and Direct Sales.
Our Direct Sales segment was created on August 28, 2017 as a result of our recent acquisition (see Note 1), and thus comparative prior period data is not applicable ("N/A").

Revenue

in thousands
	Year Ended
Three Months Ended September 30,	June 30, 2018		June 30, 2017
Revenue by segment
Wholesale Trading & Ancillary Services	$7,538,856		$6,989,624
Direct Sales	67,392	(1)	N/A
Total revenue	$7,606,248		$6,989,624

_________________________________
(1) Includes $22.5 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment. The elimination of these intercompany sales are reflected in the Wholesale Trading & Ancillary Services segment.

in thousands
	Year Ended
Three Months Ended September 30,	June 30, 2018	June 30, 2017
Revenue by geographic region (as determined by the shipping address or where the services were performed):
United States	$7,081,161	$6,537,863
Europe	303,514	260,489
North America, excluding United States	214,895	177,734
Asia Pacific	3,554	7,706
Africa	1	—
Australia	3,123	5,832
Total revenue	$7,606,248	$6,989,624

Gross Profit and Gross Margin Percentage

in thousands
	Year Ended
Three Months Ended September 30,	June 30, 2018	June 30, 2017
Gross profit by segment
Wholesale Trading & Ancillary Services	$24,109	$31,334
Direct Sales	5,334	N/A
Total gross profit	$29,443	$31,334
Gross margin percentage by segment
Wholesale Trading & Ancillary Services	0.320%	0.448%
Direct Sales	7.915%	N/A
Weighted average gross margin percentage	0.387%	0.448%

Operating Income and Expenses

in thousands
Years Ended June 30,	2018	2017
Operating income and expenses by segment
Wholesale Trading & Ancillary Services
Selling, general and administrative expenses	$(21,096)	$(21,529)
Interest income	$6,473	$4,814
Interest expense	$(7,778)	$(6,176)
Other income, net	$984	$358
Secured Lending
Selling, general and administrative expenses	$(1,689)	$(1,814)
Interest income	$9,632	$7,739
Interest expense	$(5,465)	$(3,941)
Direct Sales
Selling, general and administrative expenses	$(10,613)	N/A
Goodwill and intangible asset impairment	$(2,654)	N/A
Interest expense	$(648)	N/A
Net (loss) income before provision for income taxes

in thousands
Years Ended June 30,	2018	2017
Net (loss) income before provision for income taxes by segment
Wholesale Trading & Ancillary Services	$2,692	$8,801
Secured Lending	2,478	1,984
Direct Sales	(8,581)	N/A
Total net (loss) income before provision for income taxes	$(3,411)	$10,785
Depreciation and Amortization

in thousands
Years Ended June 30,	2018	2017
Depreciation and amortization by segment
Wholesale Trading & Ancillary Services	$(1,560)	$(1,511)
Secured Lending	(3)	(10)
Direct Sales	(1,063)	N/A
Total depreciation and amortization	$(2,626)	$(1,521)
Advertising expense

in thousands
Years Ended June 30,	2018	2017
Advertising expense by segment
Wholesale Trading & Ancillary Services	$(553)	$(646)
Secured Lending	(28)	(27)
Direct Sales	(2,653)	N/A
Total advertising expense	$(3,234)	$(673)

Precious metals held under financing arrangements

in thousands
	June 30, 2018	June 30, 2017
Precious metals held under financing arrangements by segment
Wholesale Trading & Ancillary Services	$262,566	$—
Total precious metals held under financing arrangements	$262,566	$—

Inventory

in thousands
	June 30, 2018	June 30, 2017
Inventories by segment
Wholesale Trading & Ancillary Services	$272,034	$284,659
Direct Sales	8,082	N/A
Total inventories	$280,116	$284,659

in thousands
	June 30, 2018	June 30, 2017
Inventories by geographic region
United States	$273,008	$276,809
Europe	1,965	3,154
North America, excluding United States	4,976	4,310
Asia	167	386
Total inventories	$280,116	$284,659

Assets

in thousands
	June 30, 2018	June 30, 2017
Assets by segment
Wholesale Trading & Ancillary Services	$616,522	$478,500
Secured Lending	111,304	—
Direct Sales	15,175	N/A
Total assets	$743,001	$478,500

in thousands
	June 30, 2018	June 30, 2017
Assets by geographic region
United States	$733,131	$469,114
Europe	4,727	4,690
North America, excluding United States	4,976	4,310
Asia	167	386
Total assets	$743,001	$478,500

Long-term Assets

in thousands
	June 30, 2018	June 30, 2017
Long-term assets by segment
Wholesale Trading & Ancillary Services	$31,328	$31,479
Secured Lending	102	—
Direct Sales	4,588	N/A
Total long-term assets	$36,018	$31,479

in thousands
	June 30, 2018	June 30, 2017
Long-term assets by geographic region
United States	$35,965	$31,423
Europe	53	56
Total long-term assets	$36,018	$31,479
Capital Expenditures for Property and Equipment

in thousands
Years Ended June 30,	2018		2017
Capital expenditures on plant, property and equipment by segment
Wholesale Trading & Ancillary Services	$1,104		$2,265	(2)
Secured Lending	102		—
Direct Sales	111	(1)	N/A
Total capital expenditures on property and equipment	$1,317		$2,265

_________________________________
(1) Excludes $1.8 million of plant, property and equipment that was part of the net assets acquired from Goldline LLC.
(2) Excludes $2.1 million of plant, property and equipment that were part of the net assets acquired from SilverTowne LP.
Goodwill and Intangible Assets

in thousands
	June 30, 2018	June 30, 2017
Goodwill and Intangibles by segment
Wholesale Trading & Ancillary Services	$12,516	$12,946
Direct Sales	3,226	N/A
Total goodwill and intangible assets	$15,742	$12,946

19.	SUBSEQUENT EVENTS
Suspension of Dividend for Quarter Ended June 30, 2018
The Company's Board of Directors recently determined to suspend the Company's quarterly dividend for the fourth fiscal quarter ended June 30, 2018 in order to increase its financial flexibility and strengthen its balance sheet. Going forward, the Board of Directors will re-assess its capital resources and may or may not determine to reinstate the dividend based on that assessment.

Entry into Material Definitive Agreement
On September 14, 2018 (the “ABS Closing Date”), AM Capital Funding, LLC (the “Issuer”), an indirect subsidiary of the Company, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A (the “Class A Notes”) in the aggregate principal amount of $72,000,000 and Secured Subordinated Term Notes, Series 2018-1, Class B (the “Class B Notes” and together with the Class A Notes, the “Notes”) in the aggregate principal amount of $28,000,000.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023. The Notes were issued under a Master Indenture and the Series 2018 1 Supplement thereto, each dated as of the ABS Closing Date, between the Issuer and Citibank, N.A., as trustee.

The Notes will be primarily payable from, and secured by, precious metals (gold, silver, platinum or palladium) and a portfolio of loans collateralized by precious metals (gold, silver, platinum or palladium).  Such loans were originated by either CFC or acquired by CFC from Worth Group, Inc. and conveyed by CFC to the Issuer on the ABS Closing Date.  The Notes are not insured or guaranteed by A-Mark or CFC.

The Notes may only be acquired by persons who are qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended.

Reference is made to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 17, 2018, for additional information regarding the terms of the Notes.

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework ("2013 framework"). In conducting the Company's evaluation of the effectiveness of its internal control over financial reporting, the Company excluded the acquisition of Goldline Inc. ("Goldline") which was completed August 28, 2017. Goldline constituted 2.0% of the Company's total assets as of June 30, 2018, and 0.9% of the Company's total revenues for the year then ended June 30, 2018. See Note 1, for further discussion of the Goldline acquisition and its impact on the Company's consolidated financial statements. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2018 based on criteria in Internal Control –Integrated Framework issued by the COSO.
Grant Thornton LLP, independent registered public accounting firm, has audited the financial statements of the Company as of June 30, 2018 and June 30, 2017. Under Rule 12b-2 and Section 404 of the Sarbanes-Oxley Act, the Company is not required to provide an attestation report from a registered public accounting firm of its internal control over financial reporting as of June 30, 2018 and June 30, 2017.

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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2018.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2018.
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

A-MARK PRECIOUS METALS, INC.
Date:	September 18, 2018	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	September 18, 2018	By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Chairman of the Board	September 18, 2018
Jeffrey D. Benjamin

/s/ Gregory N. Roberts	Chief Executive Officer and Director	September 18, 2018
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	September 18, 2018
Cary Dickson	(Principal Financial Officer)

/s/ Joel R. Anderson	Director	September 18, 2018
Joel R. Anderson

/s/ Ellis Landau	Director	September 18, 2018
Ellis Landau

/s/ Beverley Lepine	Director	September 18, 2018
Beverley Lepine

	Director	September 18, 2018
William Montgomery

	Director	September 18, 2018
John U. Moorhead

/s/ Jess M. Ravich	Director	September 18, 2018
Jess M. Ravich

EXHIBIT INDEXIBIT INDEX

Regulation S-K Exhibit Table Item No.		Description of Exhibit
2.1	**
Separation and Distribution Agreement between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1; Registration No. 333-192260.

3.1	**	Amended and Restated Certificate of Incorporation of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A; Registration No. 333-192260.
3.3	**	Amended and Restated Bylaws of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A; Registration No. 333-192260.
10.1	**
Tenth Amendment to Uncommitted Credit Agreement, dated as of March 20, 2018, by and among A-Mark Precious Metals, Inc., Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, and the Lenders named therein. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2018.

10.2	**
Master Indenture, dated as of September 14, 2018, between AM Capital Funding, LLC, a limited liability company organized under the laws of the State of Delaware, and Citibank, N.A., a national banking association, as indenture trustee. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K/A as filed with the Securities and Exchange Commission on September 17, 2018.

10.3	**
Series 2018-1 Supplement, dated as of September 14, 2018, between AM Capital Funding, LLC, a limited liability company organized under the laws of the State of Delaware, and Citibank, N.A., as indenture trustee. Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K/A as filed with the Securities and Exchange Commission on September 17, 2018.

10.4	**
Transfer and Sale Agreement, dated as of September 14, 2018, by and between Collateral Finance Corporation, a Delaware corporation, and AM Capital Funding, LLC, a Delaware limited liability company. Incorporated by reference to Exhibit 10.3 to the Report on Form 8-K/A as filed with the Securities and Exchange Commission on September 17, 2018.

10.5	**
Uncommitted Credit Agreement, dated March 31, 2016, by and among Coöperatieve Rabobank U.A., New York Branch, Coöperatieve Rabobank U.A., New York Branch, Brown Brothers Harriman & CO., BNP Paribas, Natixis, New York Branch, Bank Hapoalim B.M., and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2016.

10.6	**
Security Agreement, dated March 31, 2016, between Coöperatieve Rabobank U.A., New York Branch, and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2016.

10.7	**	Form of Promissory Note. Incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2016.
10.8	**
Employment Agreement, executed February 19, 2016, between A-Mark Precious Metals, Inc. and Gregory N. Roberts. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated February 19, 2016.

10.9	**	Employment Agreement, executed September 7, 2016, between A-Mark Precious Metals, Inc. and Thor Gjerdrum. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated August 31, 2016.
10.10	**
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

10.12	**
Asset Purchase Agreement, dated as of August 31, 2016, between SilverTowne, L.P. and AM&ST Associates, LLC. Incorporated by reference to Exhibit 10.8 to the Report on Form 10-K for the year ended June 30, 2016.

10.13	**
First Amendment to Uncommitted Credit Agreement, dated as of June 30, 2016, among A-Mark Precious Metals, Inc., Cooperatieve Rabobank U.A.New York Branch, as Administrative Agent and the lenders named therein. Incorporated by reference to Exhibit 10.9 to the Report on Form 10-K for the year ended June 30, 2016.

10.14	**
Second Amendment to Uncommitted Credit Agreement, dated as of June 30, 2016, among A-Mark Precious Metals, Inc., Cooperatieve Rabobank U.A.New York Branch, as Administrative Agent and the lenders named therein. Incorporated by reference to Exhibit 10.10 to the Report on Form 10-K for the year ended June 30, 2016.

10.15	**
Memorandum of Tax Sharing Agreement, dated as of June 23, 2011, between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1; Registration No. 333-192260.

10.16	**
Tax Separation Agreement between Spectrum Group International, Inc. and A-Marl Precious Metals, Inc. Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1; Registration Statement No. 333-192260.

10.17	**	Non-Employee Director Compensation Policy of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.36 of the Registration Statement on Form S-1; Registration No. 333-192260.
10.18	**	Form of 2014 Stock Award and Incentive Plan of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1; Registration No. 333-192260.
10.19	**
Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of November 21, 2014. Incorporated by reference to Exhibit 10.23 to the Report on Form 10-K for the year ended June 30, 2015.

10.20	**
First Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of August 28, 2015. Incorporated by reference to Exhibit 10.24 to the Report on Form 10-K for the year ended June 30, 2015.

Regulation S-K Exhibit Table Item No.			Description of Exhibit
10.21		**
Asset Purchase Agreement, dated as of August 14, 2017, by and between Goldline Acquisition Corp. and Goldline, LLC. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2017.

10.22		**
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

10.24		**
Guaranty, dated as of August 28, 2017, by A-Mark Precious Metals, Inc. in favor of the lenders referenced therein. Incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2017.

10.25		**
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

10.26		**
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

10.27		**
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