Form 10-Q
period 2018-09-30
A-Mark Precious Metals, Inc.
filed 2018-11-13
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

As of November 1, 2018, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2018

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	September 30, 2018	June 30, 2018

ASSETS
Current assets:
Cash (1)	$22,714	$6,291
Receivables, net	57,332	35,856
Derivative assets	2,706	7,395
Secured loans receivable (1)	81,891	110,424
Precious metals held under financing arrangements	232,476	262,566
Inventories:
Inventories (1)	236,679	166,176
Restricted inventories	53,126	113,940
	289,805	280,116

Income taxes receivable	1,561	1,553
Prepaid expenses and other assets	2,830	2,782
Total current assets	691,315	706,983

Plant, property and equipment, net	7,694	8,018
Goodwill	8,881	8,881
Intangibles, net	6,609	6,861
Long-term investments	8,636	8,388
Deferred tax assets - non-current	3,417	3,870
Total assets	$726,552	$743,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$179,000	$200,000
Liability on borrowed metals	227,198	280,346
Product financing arrangements	53,126	113,940
Accounts payable	60,993	45,997
Derivative liabilities (1)	35,974	20,457
Accrued liabilities (1)	4,838	5,129
Total current liabilities	561,129	665,869
Debt obligation (related party)	7,257	7,226
Notes payable (1)	87,056	—
Other long-term liabilities (related party)	296	798
Total liabilities	655,738	673,893

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of September 30, 2018 and June 30, 2018	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 shares issued and outstanding as of September 30, 2018 and June 30, 2018	71	71
Additional paid-in capital	25,628	24,717
Retained earnings	42,391	40,910
Total A-Mark Precious Metals, Inc. stockholders’ equity	68,090	65,698
Non-controlling interest	2,724	3,410
Total stockholders’ equity	70,814	69,108
Total liabilities, non-controlling interest and stockholders’ equity	$726,552	$743,001

(1) Includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

The following table presents the assets and liabilities of the Company's consolidated variable interest entity ("VIE"), which is included in the condensed consolidated balance sheets above. The noteholders have first priority to the assets as shown in the table below, which are in excess of the notes' aggregate principal amount. Additionally, the liabilities of the VIE include intercompany balances, which are eliminated in consolidation. See Note 14 for additional information.

	September 30, 2018	June 30, 2018

ASSETS OF THE CONSOLIDATED VIE
Cash	$17,710	$—
Secured loans receivable	41,295	—
Inventories	62,300	—
Total assets of consolidated variable interest entities	$121,305	$—
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations (1)	$21,588	$—
Accrued liabilities	234	—
Derivative liabilities	2,163	—
Notes payable (2)	97,056	—
Total liabilities of consolidated variable interest entities	$121,041	$—

(1) This is an intercompany balance, which is eliminated in consolidation and hence not shown on the condensed consolidated balance sheets.
(2) $10.0 million of the Notes are held by A-Mark, which is eliminated in consolidation and hence not shown on the condensed consolidated balance sheets.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Three Months Ended September 30,	2018	2017
	Revenues	$1,565,090	$2,163,790
	Cost of sales	1,556,615	2,156,484
	Gross profit	8,475	7,306

	Selling, general and administrative expenses	(7,719)	(6,976)
	Interest income	4,551	3,161
	Interest expense	(3,552)	(2,733)
	Other income	248	61
	Unrealized loss on foreign exchange	(70)	(101)
	Net income before provision for income taxes	1,933	718
	Income tax expense	(499)	(274)
	Net income	1,434	444
Add:	Net loss attributable to non-controlling interest	(47)	(34)
	Net income attributable to the Company	$1,481	$478

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
	Basic	$0.21	$0.07
	Diluted	$0.21	$0.07

	Dividends per share	$—	$0.08

	Weighted average shares outstanding:
	Basic	7,031,400	7,031,400
	Diluted	7,091,900	7,122,400

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interest	Total Stockholders’ Equity
Balance, June 30, 2018	7,031,450	$71	$24,717	$40,910	$65,698	$3,410	$69,108
Net income	—	—	—	1,481	1,481	(47)	1,434
Share-based compensation	—	—	272	—	272	—	272
Transactions with non-controlling interest	—	—	639	—	639	(639)	—
Balance, September 30, 2018	7,031,450	$71	$25,628	$42,391	$68,090	$2,724	$70,814

See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

Three Months Ended September 30,	2018	2017
Cash flows from operating activities:
Net income	$1,434	$444
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	697	529
Amortization of loan cost	211	233
Deferred income taxes	453	4,687
Interest added to principal of secured loans	(5)	(15)
Share-based compensation	272	436
Earnings from equity method investment	(248)	(57)
Changes in assets and liabilities:
Receivables	(21,476)	(1,792)
Secured loans	93	(77)
Secured loans to Former Parent	6,824	(2,215)
Derivative assets	4,689	(1,914)
Income tax receivable	(8)	(5,881)
Precious metals held under financing arrangements	30,090	—
Inventories	(9,689)	(14,384)
Prepaid expenses and other assets	(208)	(802)
Accounts payable	14,996	1,417
Derivative liabilities	15,517	(10,593)
Liabilities on borrowed metals	(53,148)	436
Accrued liabilities	(792)	(3,147)
Earn-out payment related to acquisition of joint venture	—	(208)
Income taxes payable	—	(1,418)
Net cash used in operating activities	(10,298)	(34,321)
Cash flows from investing activities:
Capital expenditures for property and equipment	(122)	(318)
Secured loans, net	21,621	4,674
Acquisition of subsidiary, net of cash	—	(9,548)
Net cash provided by (used in) investing activities	21,499	(5,192)
Cash flows from financing activities:
Product financing arrangements, net	(60,814)	(10,478)
Dividends	—	(562)
Borrowings and repayments under lines of credit, net	(21,000)	39,000
Proceeds from issuance of debt obligation payable to related party	—	7,500
Repayments on notes payable to related party	—	(500)
Proceeds from issuance of notes payable	90,000	—
Debt funding issuance costs	(2,964)	(149)
Net cash provided by financing activities	5,222	34,811

Net increase (decrease) in cash, cash equivalents, and restricted cash	16,423	(4,702)
Cash, cash equivalents, and restricted cash, beginning of period	6,291	13,059
Cash, cash equivalents, and restricted cash, end of period	$22,714	$8,357

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

Three Months Ended September 30,	2018	2017
( - Continued from preceding page - )
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,963	$1,856
Income taxes	$47	$2,869

Non-cash investing and financing activities:
Interest added to principal of secured loans	$5	$15
Debt funding issuance costs	$—	$534
Investment transactions with non-controlling interest	$639	$—

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Basis of Presentation
The condensed consolidated financial statements comprise those of A-Mark Precious Metals, Inc. ("A-Mark" or the "Company") and its consolidated subsidiaries, which includes a variable interest entity ("VIE"). Intercompany accounts and transactions have been eliminated.
Business Segments
The Company conducts its operations in three reportable segments: (1) Wholesale Trading & Ancillary Services, (2) Secured Lending and (3) Direct Sales. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification (“ASC”) (See Note 18).
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
In August 2016, the Company formed AM&ST Associates, LLC ("AMST"), a joint venture with SilverTowne, L.P., referred to as SilverTowne, an Indiana-based producer of minted silver that resulted in the Company and SilverTowne, L.P. owning 55% and 45%, respectively, of AMST. During the three months ended September 30, 2018, the Company increased its ownership interest in AMST, with the result that as of September 30, 2018 the Company and SilverTowne, L.P. own 69% and 31%, respectively, of AMST. The Company acquired its interest in AMST to provide greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments.
Secured Lending
The Company operates its Secured Lending segment through its wholly-owned subsidiary, CFC. CFC has been in operation since 2005. CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors and collectors.
On September 14, 2018, AM Capital Funding, LLC (“AMCF”), a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023.
The Notes were issued under a Master Indenture and the Series 2018-1 Supplement thereto, each dated as of the Closing Date, between AMCF and Citibank, N.A., as trustee. The Company holds $10.0 million of the Notes. The Notes are not insured or guaranteed by A-Mark or CFC. CFC acts as servicer with respect to the Notes.
AMCF applied the net proceeds from the sale of the Notes to purchase loans and precious metals inventory, and to pay certain costs and expenses.
AMCF is a special purpose entity whose sole activity consists of operating, owning, and financing indentured assets. The Notes are primarily payable from, and secured by, (i) precious metals obtained by AMCF from third parties, and (ii) a portfolio of loans collateralized by precious metals, which loans were originated by either CFC or acquired by CFC from third parties and conveyed by CFC to AMCF. The indenture requires AMCF to maintain a specified level of collateral. The indenture also provides that AMCF’s assets are not to be commingled with those of CFC or A-Mark (or any affiliate), and that AMCF is to maintain separate books and records.

CFC and A-Mark may from time to time also contribute cash or sell precious metals to AMCF in exchange for cash or subordinated, deferred payment obligations from AMCF. In addition, AMCF may from time to time sell precious metals to A-Mark for cash. For additional information regarding this securitization, see Note 14, "Notes Payable".
Direct Sales
The Company's wholly-owned subsidiary, Goldline, Inc. ("Goldline"), is a direct retailer of precious metals to the investor community. Goldline markets its precious metal products primarily on radio, the internet and television. Goldline sells gold and silver bullion in the form of coins, and bars, as well as numismatic coins.
The Company entered into the Direct Sales segment through its acquisition of substantially all of the assets of Goldline, LLC ("Goldline, LLC" or the "Seller"), pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”), dated August 14, 2017, between Goldline (then known as Goldline Acquisition Corp.) and the Seller. The transaction closed on August 28, 2017 (the "Closing Date"). On the Closing Date, the estimated purchase price for the net assets was approximately $10.0 million (the “Initial Provisional Purchase Price”), which was based on the Seller’s preliminary balance sheet dated as of July 31, 2017. The net assets acquired consisted of both intangible assets, which the parties agreed had an aggregate fair value of $6.4 million, and specified net tangible assets of the Seller, which the parties initially agreed had an estimated aggregate fair value of $3.6 million, subject to post-closing adjustment as described below. In connection with the closing, Goldline paid to the Seller an amount equal to the Initial Provisional Purchase Price less $1.5 million (the "Holdback Amount"), which amount was held back and deposited into escrow to serve as security for the Seller’s indemnification obligations under the Purchase Agreement. As of September 30, 2018, pursuant to the terms of Purchase Agreement, $0.8 million of the Holdback Amount was allowed to be released to the Seller.
From the Closing Date and through September 30, 2018, the Company conducted net tangible asset value adjustment procedures pursuant to the terms of the Purchase Agreement. As a result of these procedures, the Company has adjusted the estimated total purchase price for the net assets from $10.0 million to $9.5 million (the “Revised Provisional Purchase Price”). The fair value of the acquired net tangible assets as of the Closing Date is still being reviewed by the Company and the Seller and therefore the total purchase price is subject to further adjustment. Under the terms of the Purchase Agreement, any amounts due back to the Company from the Seller as a result of the final determination of the fair value of the acquired net tangible assets is to be paid within three business days following such determination. Refer to Note 1 of the Notes to Consolidated Financial Statements reported on Form 10-K for the fiscal year ended 2018, for information relating to purchase price allocation of the provisional purchase price of $9.5 million to the acquired net assets purchased based on their fair values.
Pro-Forma Information
The following table compares the unaudited consolidated financial information for the three months ended September 30, 2018 to unaudited pro-forma consolidated financial information for the three months ended September 30, 2017 , whereby the Company assumed that the acquisition of the net assets of Goldline, LLC occurred on July 1, 2017, that is, on the first day of fiscal year 2018, rather than on the actual acquisition date of August 28, 2017.

in thousands, except for EPS	(Unaudited)
Three Months Ended September 30,	2018	2017
Pro-forma revenue	$1,565,090	$2,166,054
Pro-forma net income	$1,481	$216
Pro-forma basic earnings per share	$0.21	$0.03
Pro-forma dilutive earnings per share	$0.21	$0.03

The above pro-forma supplemental information does not purport to be indicative of what the Company's operations would have been had these transactions occurred on July 1, 2017 and should not be considered indicative of future operating results. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro-forma effects directly attributable to the acquisition of Goldline. The unaudited pro-forma information accounts for amortization of acquired intangible assets (based on the preliminary purchase price allocation and an estimate of their useful lives), incremental financing costs resulting from the acquisition, elimination of prior sales and purchases between the entities, elimination of acquisition costs and an application of the Company's tax rate. For the three months ended September 30, 2018 and 2017 the Company used the tax rate of 25.8% and 37.5%, respectively. The unaudited pro-forma results do not include any anticipated cost savings or other effects of the integration of Goldline.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The condensed consolidated financial statements reflect the financial condition, results of operations, statement of stockholder equity and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). These condensed consolidated financial statements include the accounts of A-Mark, and its wholly owned subsidiaries, CFC, AMTAG, TDS, Logistics, Goldline, its majority owned affiliate AMST, and its variable interest entity ("VIE") AMCF (collectively the “Company”). For the three months ended September 30, 2018 and 2017, net income equaled comprehensive income as there were no items of comprehensive income.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended 2018 (the “2018 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2018 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2018 Annual Report.
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
Foreign Currency
The functional currency of the Company is the United States dollar ("USD"). Also, the functional currency of the Company's wholly-owned foreign subsidiary, AMTAG, is USD, but it maintains its books of record in Euros. The Company remeasures the financial statements of AMTAG into USD. The remeasurement of local currency amounts into USD creates remeasurement gains and losses, which are included in the condensed consolidated statements of operations.
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
Variable Interest Entities
A variable interest entity ("VIE") is a legal entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities or lack the ability to receive expected benefits or absorb obligations in a manner that is consistent with their investment in the entity.
The most common type of VIE is a special purpose entity ("SPE"). SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are generally structured to insulate investors from claims on the SPE’s assets by creditors of other entities, including the creditors of the seller of the assets.
A VIE is consolidated for accounting purposes by its primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates VIEs when it is deemed to be the primary beneficiary.

Management regularly reviews and reconsiders its previous conclusions regarding whether it holds a variable interest in potential VIEs, the status of an entity as a VIE, and whether the Company is required to consolidate such VIEs in the consolidated financial statements.
The Company has various forms of ongoing involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF (see Note 14).
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2018 and June 30, 2018.
As of September 30, 2018 and June 30, 2018, the Company has $0.4 million and $0.4 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California (see Note 15).
Precious Metals held under Financing Arrangements
    The Company enters into arrangements with certain customers under which A-Mark purchases precious metals from the customers which are subject to repurchase by the customer at the spot value of the product on the repurchase date. The substance of these transactions are precious metals owned by the Company that generate financing income from customers and are not metals held as inventory for sale. As such, the Company has classified this material as "precious metals held under financing arrangements", rather than as "inventory - repurchase arrangements with customers". In these repurchase arrangements, the Company holds legal title to the metals and earns financing income for the duration of the agreement.
These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of September 30, 2018 and June 30, 2018, precious metals held under financing arrangements totaled $232.5 million and $262.6 million respectively.
The Company’s precious metals held under financing arrangements are "marked-to-market."
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
The Company’s inventories, except for certain lower of cost or market basis products (as discussed below), are subsequently recorded at their fair market values, that is, "marked-to-market." The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the condensed consolidated statements of operations.
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
We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. As of September 30, 2018 and June 30, 2018, the Company did not identify any impairments.
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
Contingent Earn-out Liability
We record an estimate of the fair value of contingent consideration related to the earn-out obligation to SilverTowne LP related to the SilverTowne Mint acquisition. On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST, which are considered Level 3 inputs (see Note 3). Consequentially, the assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. As of September 30, 2018 and June 30, 2018 the balance of the contingent liability was $588,000 and $588,000 respectively, and the non-current portion of this liability is shown as a component in other long-term liabilities. The remaining two annual contingent payout obligations, if achieved, would become due on August 31, 2019 and on October 30, 2019. Below is a reconciliation of the contingent earn out liability for the three months ended September 30, 2018.

in thousands
Contingent
Liabilities at fair value, based on Level 3 inputs:	Consideration
Balance at June 30, 2018	$588
Revaluation adjustment	—
Amount paid to SilverTowne	—
Balance at September 30, 2018	$588

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

Types of Trades Orders that are Physically Delivered
The Company’s contracts to sell precious metals to customers are usually settled with the physical delivery of metals to the customer, although net settlement (i.e., settlement at an amount equal to the difference between the contract value and the market price of the metal on the settlement date) is permitted. Below is a summary of the Company’s major trade order types and the key factors that determine when settlement occurs and when revenue is recognized for each type:

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
The Company enters into futures, forward and option contracts solely for the purpose of hedging our inventory holding risk and our liability on price protection programs, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the condensed consolidated statements of operations (see Note 11.)

Other Sources of Revenue
The Company recognizes its storage, logistics and other services revenues in accordance with the FASB's release ASU 2014-09 Revenue From Contracts With Customers Topic 606 ("ASC 606"),  which requires that five basic criteria be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. This is either satisfied over time or at a point in time. A performance obligation is satisfied over time if one of the following criteria are met: (1) the customer simultaneously receives and consumes the benefits as the Company performs, (2) the Company's performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (3) the Company's performance does not create an asset with an alternative use to the Company, and the Company has an enforceable right for payment of performance completed-to-date. When none of those are met, a performance obligation is satisfied at a point-in-time.
The Company recognizes storage revenue over time, as the customer simultaneously receives and consumes the storage services (e.g., fixed storage fees based on the passage of time). The Company recognizes logistics (i.e., fulfillment) revenue at a point-in-time, when the customer receives the benefit of the services (e.g., stated number of packages are shipped on behalf of the customer during a month). In aggregate, these types of service revenues account for less than 1% of the Company's combined revenue from all revenue streams.
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

•
Spot deferred trade orders -- Spot deferred trade orders are a special type of forward delivery trade that enable customers to purchase or sell certain precious metals from/to the Company at an agreed upon price but, are allowed to delay remitting or taking delivery up to a maximum of two years from the date of trade. Even though the contract allows for physical delivery, it rarely occurs for this type of trade. As a result, revenue is not recorded from these transactions, because no product is delivered to the customer. Spot deferred trades are considered a type of financing transaction, where the Company earns a fee (interest income) under spot deferred arrangements over the period in which the trade is open.

Interest Expense
The Company accounts for interest expense on the following arrangements in accordance with Interest Topic 835 of the ASC ("ASC 835"):

•
Borrowings -- The Company incurs interest expense from its lines of credit, its debt obligations and notes payable using the effective interest method (see Note 14.) Additionally, the Company amortizes capitalized loan costs to interest expense over the period of the loan agreement.

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

•
Borrowed metals fees -- The Company may incur financing costs from its liabilities on borrowed metal arrangements. The Company borrows precious metals (usually in the form of pool metals) from its suppliers and customers under short-term arrangements using other precious metals as collateral. Typically, during the term of these arrangements, the third party charges a monthly fee as a percentage of the market value of the collateral (determined at the spot price) plus certain processing and other fees. The Company enters this type of transaction as an additional source of liquidity, and usually monetizes the metals received under such arrangements. Repayment is usually required in the same form as the metals advanced, or in cash.

Other Income
The Company's other income is derived from the Company's proportional interest in the reported net income or net loss in an investee accounted for under the equity method of accounting and the gains or losses associated with revaluation adjustments to the contingent earn-out liability associated with its AMST investment.
The Company's proportional interest in the investee's reported net income (loss) from its equity method investment was $248,000 and $57,000 for the three months ended September 30, 2018 and 2017, respectively.
Advertising
Advertising expense was $590,000 and $517,000, respectively, for the three months ended September 30, 2018 and 2017.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of operations. Shipping and handling costs incurred totaled $1,740,000 and $1,084,000, respectively, for the three months ended September 30, 2018 and 2017.
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
The Company accounts for uncertainty in income taxes under the provisions of ASC 740. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the condensed consolidated statements of operations. Please refer to Note 12 for further discussion regarding these provisions.

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
The Company's condensed consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the Distribution of the company when it was a member of the consolidated income tax return group of its Former Parent (Spectrum Group International, Inc.). Following its spin-off, the Company files federal and state income tax filings that are separate from the Former Parent's tax filings. The Company recognizes current and deferred income taxes as a separate taxpayer for periods ending after the date of Distribution.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares for the three months ended September 30, 2018 and 2017, is presented below.

in thousands
Three Months Ended September 30,	2018	2017
Basic weighted average shares outstanding	7,031	7,031
Effect of common stock equivalents — stock issuable under outstanding equity awards	61	91
Diluted weighted average shares outstanding	7,092	7,122

Dividends
Dividends are recorded if and when they are declared by the Board of Directors. See Note 16 for a schedule showing dividends that have been declared.
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
In August 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). This new standard makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers

(Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify aspects relating to the identification of performance obligations and improve the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12("ASU 2016-12"), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 address certain issues identified on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. The Company implemented these pronouncements in this quarter, which did not have a significant effect on the financial results of the Company since a substantially all of the Company's revenue in fiscal years 2018 and 2017, fell under the authoritative guidance of ASC 815, which is outside the scope of ASC 606.
Recent Accounting Pronouncements Not Yet Adopted
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
In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments - Credit Loss(Topic 326), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. This update is effective for the Company, on July 1, 2020 (for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years.) The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2018 and June 30, 2018.

in thousands
	September 30, 2018		June 30, 2018
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$22,714	$22,714	$6,291	$6,291
Receivables, net	57,332	57,332	35,856	35,856
Secured loans receivable	81,891	81,891	110,424	110,424
Derivative asset on open sale and purchase commitments, net	1,981	1,981	2,274	2,274
Derivative asset on option contracts	392	392	390	390
Derivative asset on futures contracts	140	140	238	238
Derivative asset on forward contracts	193	193	4,493	4,493
Income taxes receivable	1,561	1,561	1,553	1,553
Financial liabilities:
Lines of credit	$179,000	$179,000	$200,000	$200,000
Debt obligation (related party)	7,257	7,257	7,226	7,226
Liability on borrowed metals	227,198	227,198	280,346	280,346
Product financing arrangements	53,126	53,126	113,940	113,940
Derivative liability on margin accounts	3,728	3,728	3,804	3,804
Derivative liability on price protection programs	116	116	168	168
Derivative liability on open sale and purchase commitments, net	25,488	25,488	16,485	16,485
Derivative liability on futures contracts	2,163	2,163	—	—
Derivative liability on forward contracts	4,479	4,479	—	—
Accounts payable	60,993	60,993	45,997	45,997
Accrued liabilities	4,838	4,838	5,129	5,129
Other long-term liabilities (related party) (1)	296	296	798	798
Notes payable	87,056	87,056	—	—

(1) Includes estimated contingent amounts due to SilverTowne.

The fair values of the financial instruments shown in the above table as of September 30, 2018 and June 30, 2018 represent the amounts that would be received upon the sale of those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
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
The significant assumptions used to determine the carrying value and the related fair value of the assets and liabilities measured at fair value on a recurring basis are described below:
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
Precious Metals held under Financing Arrangements. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals from the customers which are subject to repurchase by the customer at the spot value of the product on the repurchase date. The substance of these transactions are precious metals owned by the Company that generate financing income from customers and are not metals held as inventory for sale. As such, the Company has classified this material as "precious metals held under financing arrangements", rather than as "inventory - repurchase arrangements with customers". In these repurchase arrangements, the Company holds legal title to the metals and earns financing income for the duration of the agreement. The fair value for precious metals held under financing arrangements, (a commodity, like inventory above) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory are classified in Level 1 of the valuation hierarchy.
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
Liability on Price Protection Programs. The Company records an estimate of the fair value of the liability on price protection programs based on the difference between the contractual price at trade date and the retail price at the remeasurement date (i.e., quarter-end) based on the expected redemption rate of each program. As of September 30, 2018, the Company used the quoted market price based on the current spot rate and used an expected redemption rate of 100% for the price shield program, the most significant of the price protection programs. The use of a throughput rate of each program ignores the future price volatility that would affect the timing and rate of redemption under these programs, and, as a result, the liability on price protection programs is classified in Level 3 of the valuation hierarchy.
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
The Company values the contingent obligation by determining the likelihood that the company has achieved the following targeted amount of performance thresholds for each annual earn-out period. Such thresholds include (1) Producing a targeted amount of silver ounces, (2) Earning a targeted amount of operating income, and (3) Generating an operating cost per ounce that is less than a targeted level. Each category triggers a different annual payout obligation if achieved over a 3 year period, and as of September 30, 2018, the remaining two annual contingent payout obligations, if achieved, would become due on August 31, 2019 and on October 30, 2019. The company re-assesses this contingent obligation each quarter based on the most current facts and market conditions. The obligation continues to remain as a liability at its original recorded value unless, based on each quarterly evaluation, it becomes evident the Company will not achieve all or part of the threshold performance targets. In such case, the obligation is adjusted to its more current estimated value.
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and June 30, 2018, aggregated by the level in the fair value hierarchy within which the measurements fall:

	September 30, 2018
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$289,719	$—	$—	$289,719
Precious metals held under financing arrangements	232,476			232,476
Derivative assets — open sale and purchase commitments, net	1,981	—	—	1,981
Derivative assets — option contracts	392	—	—	392
Derivative assets — futures contracts	140	—	—	140
Derivative assets — forward contracts	193	—	—	193
Total assets, valued at fair value	$524,901	$—	$—	$524,901
Liabilities:
Liability on borrowed metals	$227,198	$—	$—	$227,198
Product financing arrangements	53,126	—	—	53,126
Derivative liabilities — price protection programs	—	—	116	116
Derivative liabilities — liability on margin accounts	3,728	—	—	3,728
Derivative liabilities — open sale and purchase commitments, net	25,488	—	—	25,488
Derivative liabilities — future contracts	2,163	—	—	2,163
Derivative liabilities — forward contracts	4,479	—	—	4,479
Contingent earn-out liability	$—	$—	$588	$588
Total liabilities, valued at fair value	$316,182	$—	$704	$316,886
____________________
(1) Commemorative coin inventory totaling $86,000 is held at lower of cost or market and is thus excluded from this table.

	June 30, 2018
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$280,017	$—	$—	$280,017
Precious metals held under financing arrangements	262,566	—	—	262,566
Derivative assets — open sale and purchase commitments, net	2,274	—	—	2,274
Derivative assets — option contracts	390	—	—	390
Derivative assets — futures contracts	238	—	—	238
Derivative assets — forward contracts	4,493	—	—	4,493
Total assets, valued at fair value	$549,978	$—	$—	$549,978
Liabilities:
Liability on borrowed metals	$280,346	$—	$—	$280,346
Product financing arrangements	113,940	—	—	113,940
Derivative liabilities — price protection programs	—	—	168	168
Derivative liabilities — liability on margin accounts	3,804	—	—	3,804
Derivative liabilities — open sale and purchase commitments, net	16,485	—	—	16,485
Contingent earn-out liability	—	—	588	588
Total liabilities, valued at fair value	$414,575	$—	$756	$415,331
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
The Company evaluates its goodwill and other indefinite-lived intangibles for impairment on non-recurring basis in the fourth quarter of the fiscal year, or more frequently if indicators of potential impairment exist. As of June 30, 2018, the carrying value of the Company's indefinite-lived intangible and goodwill assets totaled $3.2 million and $8.9 million, respectively. In the fourth quarter of fiscal 2018, the Company recorded an impairment loss of $1.3 million and $1.4 million to indefinite-lived intangible and goodwill assets, respectively, based on our quantitative assessment of the fair value of the Direct Sales segment (i.e., Goldline). As of September 30, 2018 , the carrying value of the Company's indefinite-lived intangible and goodwill assets totaled $3.2 million and $8.9 million, respectively (see Note 8).
The Company's two investments in noncontrolled entities do not have readily determinable fair values. Quoted prices of the investments are not available, and the Company identified no impairment indicators that may affect the carrying value of these investments. Based on the Company's assessment of the carrying value of these assets, during the three months ended September 30, 2018 and 2017 the Company did not record any impairments related to these investments. As of September 30, 2018 and June 30, 2018, the carrying value of the Company's investments totaled $8.6 million and $8.4 million, respectively.

4.	RECEIVABLES
Receivables consist of the following as of September 30, 2018 and June 30, 2018:

in thousands
	September 30, 2018	June 30, 2018

Customer trade receivables	$31,006	$22,813
Wholesale trade advances	25,423	10,722
Due from brokers	933	2,351
Subtotal	57,362	35,886
Less: allowance for doubtful accounts	(30)	(30)
Receivables, net	$57,332	$35,856

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
Allowance for Doubtful Accounts
An allowance for doubtful accounts is a reduction of the total amount of receivables appearing on the Company’s condensed consolidated balance sheets. The allowance for doubtful accounts represents our estimate of the amount of accounts receivable that may not be paid by customers. A summary of the activity in the allowance for doubtful accounts is as follows:

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Three Months Ended September 30, 2018	$30	$—	$—	$30
Year Ended June 30, 2018	$30	$—	$—	$30

5.	SECURED LOANS RECEIVABLE
Below is a summary of the carrying value of our secured loans as of September 30, 2018 and June 30, 2018:

in thousands
	September 30, 2018		June 30, 2018

Secured loans originated	$25,951		$23,300
Secured loans originated - with a related party	5,699		12,523
	31,650		35,823
Secured loans acquired	50,241	(1)	74,601	(2)
Secured loans	$81,891		$110,424
_________________________________
(1)    Includes $29,000 of loan premium as of September 30, 2018.
(2)    Includes $54,000 of loan premium as of June 30, 2018.
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
    As of September 30, 2018 and June 30, 2018, our secured loans carried weighted-average effective interest rates of 9.6% and 9.6%, respectively, and mature in periods generally ranging typically from on-demand to one year.
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

in thousands
	September 30, 2018		June 30, 2018
Bullion	$51,015	62.3%	$72,128	65.3%
Numismatic and semi-numismatic	30,876	37.7	38,296	34.7
	$81,891	100.0%	$110,424	100.0%
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

in thousands
	September 30, 2018		June 30, 2018
Loan-to-value of 75% or more	$50,307	61.4%	$69,629	63.1%
Loan-to-value of less than 75%	31,584	38.6	40,795	36.9
Secured loans collateralized by precious metal products	$81,891	100.0%	$110,424	100.0%
    The Company had no loans with a loan-to-value ratio in excess of 100% at September 30, 2018 or June 30, 2018.
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
All loans are contractually subject to margin calls. As a result, loans typically do not become impaired due to the fact the Company has the ability to require margin calls which are due upon receipt. Per the terms of the loan agreement, the Company has the right to liquidate the loan collateral in the event of a default. The collateral material is highly liquid and can easily be sold by the Company to pay off the loan. In such circumstances, this would result in a short term impairment that would typically result in full repayment of the loan and fees due to the Company.
For the three months ended September 30, 2018 and 2017, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at September 30, 2018 and June 30, 2018:

in thousands
	September 30, 2018	June 30, 2018
Inventory held for sale	$127,986	$32,605
Repurchase arrangements with customers	82,495	104,907
Consignment arrangements with customers	7,507	10,785
Commemorative coins, held at lower of cost or market	86	99
Borrowed precious metals	18,605	17,780
Product financing arrangements, restricted	53,126	113,940
	$289,805	$280,116
Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of September 30, 2018 and June 30, 2018, the inventory held for sale totaled $128.0 million and $32.6 million, respectively.
Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals from the customers which are subject to repurchase by the customer at the fair value of the product on the repurchase date. Under these arrangements, the Company, which holds legal title to the metals, earns financing income until the time the arrangement is terminated or the material is repurchased by the customer. In the event of a repurchase by the customer, the Company records a sale.
These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2018 and June 30, 2018, included within inventory is $82.5 million and $104.9 million, respectively, of precious metals products subject to repurchase arrangements with customers.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventories loaned under consignment arrangements to customers as of September 30, 2018 and June 30, 2018 totaled $7.5 million and $10.8 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventory at the lower of cost or market and totaled $86,000 and $99,000 as of September 30, 2018 and June 30, 2018, respectively.
Borrowed Precious Metals. Borrowed precious metals inventories include: (1) metals held by suppliers as collateral on advanced pool metals, (2) amounts due to suppliers for the use of consigned inventory, (3) unallocated metal positions held by customers in the Company’s inventory, and (4) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals, or cash. The Company's inventories included borrowed precious metals with market values totaling $18.6 million and $17.8 million as of September 30, 2018 and June 30, 2018, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.
Product Financing Arrangements. In substance, these inventories represent amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of operations. Such obligations totaled $53.1 million and $113.9 million as of September 30, 2018 and June 30, 2018, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.) As of September 30, 2018 and June 30, 2018, the unrealized losses resulting from the difference between market value and cost of physical inventories were $6.5 million and $5.4 million, respectively.
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
The Company’s inventories are subsequently recorded at their fair market values, that is, "marked-to-market", except for our commemorative coin inventory. The daily changes in the fair market value of our inventory are offset by daily changes in fair market value of hedging derivatives that are taken with respects to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the condensed consolidated statements of operations.
The premium component, at market value, included in the inventories as of September 30, 2018 and June 30, 2018 totaled $4.0 million and $3.5 million, respectively.

7. PLANT, PROPERTY AND EQUIPMENT
Plant, property and equipment consists of the following at September 30, 2018 and June 30, 2018:

in thousands
	September 30, 2018	June 30, 2018
Office furniture, and fixtures	$2,056	$2,056
Computer equipment	757	757
Computer software	3,471	3,471
Plant equipment	2,821	2,701
Building	315	315
Leasehold improvements	2,798	2,796
Total depreciable assets	12,218	12,096
Less: accumulated depreciation	(6,043)	(5,597)
Property and equipment not placed in service	1,483	1,483
Land	36	36
Plant, property and equipment, net	$7,694	$8,018
Depreciation expense for the three months ended September 30, 2018 and 2017 was $445,000 and $374,000, respectively.
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

The carrying value of goodwill and other purchased intangibles as of September 30, 2018 and June 30, 2018 is as described below:

dollar amounts in thousands
		September 30, 2018				June 30, 2018
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	8,848	(5,694)	—	3,154	8,848	(5,467)	—	3,381
Non-compete and other	3 - 5	2,300	(2,072)	—	228	2,300	(2,056)	—	244
Employment agreement	3	295	(231)	—	64	295	(222)	—	73
Intangibles subject to amortization		11,443	(7,997)	—	3,446	11,443	(7,745)	—	3,698

Trade name	Indefinite	$4,454	$—	$(1,291)	$3,163	$4,454	$—	$(1,291)	$3,163

Identifiable intangible assets		$15,897	$(7,997)	$(1,291)	$6,609	$15,897	$(7,745)	$(1,291)	$6,861

Goodwill	Indefinite	$10,245	$—	$(1,364)	$8,881	$10,245	$—	$(1,364)	$8,881

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended September 30, 2018 and 2017 was $252,000 and $157,000, respectively.
Impairment
    The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a one-time charge for fiscal 2018. No further impairment of goodwill or intangible assets has occurred for the three months ended September 30, 2018.
Estimated Amortization
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2019 (9 months remaining)	$759
2020	1,011
2021	599
2022	571
2023	128
Thereafter	378
Total	$3,446

9.	LONG-TERM INVESTMENTS
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

in thousands
	September 30, 2018	June 30, 2018
Equity method investment	$8,136	$7,888
Cost method investment	500	500
	$8,636	$8,388
Equity Method Investment
The Company applies the equity method of accounting for its investment in which it has aggregate ownership interest of 20.6%. Under the equity method of accounting, the carrying value of the investment is adjusted for the Company's proportional share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported in other income (expense) on the condensed consolidated statements of operations. The Company's proportionate share of the investee’s net income totaled $248,000 and $57,000 for the three months ended September 30, 2018 and 2017, respectively.
Cost Method Investment
The Company applies the cost method to its investment in which its ownership percentage, based on the number of fully dilutive common shares outstanding, was 2.5% as of September 30, 2018 and June 30, 2018. As of September 30, 2018 and June 30, 2018, the aggregate carrying balance of this investment was $0.5 million.

10.	ACCOUNTS PAYABLE
Accounts payable consists of the following:

in thousands
	September 30, 2018	June 30, 2018
Trade payables to customers	$866	$175
Advances from customers	56,710	42,615
Deferred revenue	2,074	2,107
Other accounts payable	1,343	1,100
	$60,993	$45,997

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
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
The Company enters into derivative transactions solely for the purpose of hedging its inventory subject to price risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC, whereby the gains or losses would be deferred and included as a component of other comprehensive income. Instead, gains or losses resulting from the Company's futures and forward contracts and open sale and purchase commitments are reported in the condensed consolidated statement of operations as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability on the condensed consolidated balance sheets.
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of September 30, 2018 and June 30, 2018.

	September 30, 2018				June 30, 2018

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$3,144	$(1,163)	$—	$1,981	$2,602	$(328)	$—	$2,274
Option contracts	392	—	—	392	390	—	—	390
Future contracts	140	—	—	140	238	—	—	238
Forward contracts	193	—	—	193	4,577	(84)	—	4,493
	$3,869	$(1,163)	$—	$2,706	$7,807	$(412)	$—	$7,395
Nettable derivative liabilities:
Open sale and purchase commitments	$25,875	$(387)	$—	$25,488	$17,132	$(647)	$—	$16,485
Margin accounts	5,629	—	(1,901)	3,728	5,988	—	(2,184)	3,804
Liability of price protection programs	116	—	—	116	168	—	—	168
Future contracts	2,163	—	—	2,163	—	—	—	—
Forward contracts	5,216	(737)	—	4,479	—	—	—	—
	$38,999	$(1,124)	$(1,901)	$35,974	$23,288	$(647)	$(2,184)	$20,457
Gains or Losses on Derivative Instruments
The Company records the derivative at the trade date with a corresponding unrealized gain (loss), shown as a component of cost of sales in the condensed consolidated statements of operations. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, and the net realized gains and losses for futures and option contacts are recorded in cost of sales.
Below is a summary of the net gains (losses) on derivative instruments for the three months ended September 30, 2018 and 2017.

in thousands
Three Months Ended September 30,	2018	2017
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open future commodity and forward contracts and open sale and purchase commitments, net	$(19,898)	$12,257
Realized gains on future commodity contracts, net	4,765	2,387
	$(15,133)	$14,644
The Company’s net gains on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the condensed consolidated statements of operations.

Summary of Hedging Positions
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of September 30, 2018 and at June 30, 2018.

in thousands
	September 30, 2018	June 30, 2018
Inventory	$289,805	$280,116
Precious metals held under financing arrangements	232,476	262,566
	522,281	542,682

Less unhedgeable inventory:
Commemorative coin inventory, held at lower of cost or market	(86)	(99)
Premium on metals position	(3,970)	(3,530)
Precious metal value not hedged	(4,056)	(3,629)

	518,225	539,053

Commitments at market:
Open inventory purchase commitments	264,037	342,287
Open inventory sales commitments	(215,464)	(138,022)
Margin sale commitments	(5,674)	(5,988)
In-transit inventory no longer subject to market risk	(1,334)	(1,060)
Unhedgeable premiums on open commitment positions	910	541
Borrowed precious metals	(227,198)	(280,346)
Product financing arrangements	(53,126)	(113,940)
Advances on industrial metals	7,489	6,044
	(230,360)	(190,484)

Precious metal subject to price risk	287,865	348,569

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	197,419	274,994
Precious metals futures contracts at market values	90,828	72,421
Total market value of derivative financial instruments	288,247	347,415

Net precious metals subject to commodity price risk	$(382)	$1,154
Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of September 30, 2018 and June 30, 2018, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	September 30, 2018	June 30, 2018
Purchase commitments	$264,037	$342,287
Sales commitments	$(215,464)	$(138,022)
Margin sales commitments	$(5,674)	$(5,988)
Open forward contracts	$197,419	$274,994
Open futures contracts	$90,828	$72,421
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At September 30, 2018, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized losses on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of operations totaled $70,000 and $101,000 for the three months ended September 30, 2018 and 2017, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands	September 30, 2018	June 30, 2018
Foreign exchange forward contracts	$4,104	$4,130
Open sale and purchase commitment transactions, net	$6,271	$3,026

12.     INCOME TAXES
Income (loss) from operations before provision for income taxes is shown below:

in thousands	Year Ended
Three Months Ended September 30,	2018	2017
U.S.	$1,925	$684
Foreign	8	34
Net income before provision for income taxes	$1,933	$718

The Company files a consolidated federal income tax return based on a June 30 tax year end. The expense from provision for income taxes for the three months ended September 30, 2018 and 2017 consists of the following:

in thousands	Year Ended
Three Months Ended September 30,	2018	2017
Federal	$419	$252
State and local	78	21
Foreign	2	1
Provision for income taxes	$499	$274

The effective tax rate for the three months ended September 30, 2018 and 2017 are set forth below:

in thousands
Three Months Ended September 30,	2018	2017
Effective tax rate	25.8%	38.2%

Tax Cuts and Jobs Act
The comparability of our effective tax rate in the first quarter of fiscal 2019 compared to the corresponding prior year period was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act), which was effective for the Company starting in our second quarter of fiscal 2018. Information regarding our adoption and prospective impacts of the Tax Act on our tax is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018.  The initial one-time tax expense related to the enactment of the Tax Act has been accounted for in the prior fiscal year ended June 30,2018 based on provisional estimates pursuant to ASU 2018-05. Subsequent adjustments, if any, related to our enactment of the Tax Act will be accounted for within the measurement period in accordance with SAB 118 in the period such adjustments are identified. This one-time provisional tax expense incorporate, among other factors, assumptions made based on interpretations of the Tax Act and existing tax laws along with a range of historical financial and tax-specific facts and information, including estimates of deferred tax balances pending finalization of those balances.
Tax Balances and Activity
Income Taxes Receivable and Payable
As of September 30, 2018 and June 30, 2018, income taxes receivable totaled $1.6 million and $1.6 million, respectively.
Deferred Tax Assets and Liabilities
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2018 and June 30, 2018, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.
As of September 30, 2018, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.6 million and a federal deferred tax asset of $1.8 million. As of June 30, 2018, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.7 million and a federal deferred tax asset of $2.2 million.
Net Operating Loss Carryforwards
As of September 30, 2018 and June 30, 2018, the Company has approximately $3.3 million and $2.9 million of federal net operating loss carryforwards and approximately $15.6 million and $15.5 million, state and city net operating loss carryforwards, respectively. The Company's combined federal, state and city tax-effected net operating loss carryforwards totaled, as of September 30, 2018 and June 30, 2018, $1.8 million and $1.7 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2022.
Unrecognized Tax Benefits
The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of operations. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. For the three months ended September 30, 2018 there was no material movement in unrecognized tax benefits including interest and penalties.
Tax Examinations
There has been no material change to our open tax examinations, except for the closing of the IRS examination of the Company's fiscal 2015 federal income tax return. Information related to open tax examinations is included in our 2018 Annual Report  on Form 10-K for fiscal year ended June 30, 2018.

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
Balances with Affiliated Companies or Persons
As of September 30, 2018 and June 30, 2018, the Company had related party receivables and payables balances as set forth below:

in thousands
	September 30, 2018				June 30, 2018
	Receivables		Payables		Receivables	Payables
Former Parent/Stack's Bowers	$6,226	(1)	$—		$13,240	$—
Equity method investee	—		1,265	(2)	—	920
SilverTowne	—		332	(3)	—	242
Goldline Lenders	—		7,712	(4)	—	7,710
	$6,226		$9,309		13,240	$8,872

_________________________________
(1) Balance principally includes two secured lines of credit with a balance of $3.7 million and $2.0 million (shown as a component of secured loans receivables). See "Secured Lines of Credit with Stack's Bowers", below.

(2) Balance represents primarily open trade payables.
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

Secured Lines of Credit with Stack's Bowers
On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line of $5.3 million. The loan is secured by precious metals and numismatic products. As of September 30, 2018 and June 30, 2018, the aggregate carrying value of this loan was $3.7 million and $3.0 million, respectively.
On March 1, 2018, CFC entered into a loan agreement with Stack's-Bowers providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers on the ultimate sale of the products. As of September 30, 2018 and June 30, 2018, the aggregate carrying value of this loan was $2.0 million and $9.5 million, respectively.
Long Term Debt Obligation with Goldline Lenders
As of September 30, 2018, the carrying value of the long term debt obligation payable to Goldline Lenders totaled $7.3 million, and is shown in the condensed consolidated balance sheets as debt obligation (related party). The face value of this debt obligation is $7.5 million and the related unamortized loan funding fee, a contra-liability, totaled $243,000 as of September 30, 2018 (see Note 14). The estimated loan funding fee payable to Goldline Lenders as of September 30, 2018 totaled $212,000 and is shown on the condensed consolidated balance sheets as component of other long-term liabilities.
Activity with Affiliated Companies or Persons
Sales and Purchases Made to Affiliated Companies
During the three months ended September 30, 2018 and 2017, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
Three Months Ended September 30,	2018		2017
	Sales	Purchases	Sales	Purchases
Former Parent/Stack's Bowers	$17,475	$16,772	$4,432	$2,389
Equity method investee	100,564	2,362	81,971	358
SilverTowne	4,138	461	3,150	99
	$122,177	$19,595	$89,553	$2,846
Interest Income Earned from Affiliated Companies
During the three months ended September 30, 2018 and 2017, the Company earned interest income related to loans made to Stack's Bowers and related to financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
Three Months Ended September 30,	2018	2017
Interest income from secured loans receivables	$214	$2
Interest income from finance products and repurchase arrangements	1,723	544
	$1,937	$546

Interest Expense Incurred Related to Notes Payable and Long-Term Debt Obligation
During the three months ended September 30, 2018 and 2017, the Company incurred interest expense (including debt amortization costs) related to the debt payable to SilverTowne and the Goldline Lenders, as set forth below:

in thousands
Three Months Ended September 30,	2018	2017
Interest expense incurred related to notes payable	$—	$2
Interest expense incurred related to long-term debt obligation	$195	$73
	$195	$75

Other Income Earned from Equity Method Investee
During the three months ended September 30, 2018 and 2017, the Company recorded its proportional share of its equity method investee's net income as other income that total $248,000 and $57,000, respectively. As of September 30, 2018 and June 30, 2018, the carrying balance of the equity method investment was $8.1 million and $7.9 million, respectively.

14.	FINANCING AGREEMENTS
Lines of Credit
The Company has an uncommitted demand revolving credit facility ("Trading Credit Facility”) provided to the Company by a syndicate of financial institutions, with Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent and Natixis, New York Branch acting as syndication agent.  The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis.  As of September 30, 2018, the Trading Credit Facility provided the Company with access up to $260.0 million, featuring a $210.0 million base, with a $50.0 million accordion option. The Trading Credit Facility is scheduled to mature on March 29, 2019. As of September 30, 2018, the Company incurred $2.6 million of loan costs in connection with the Trading Credit Facility, which was capitalized and is being amortized over the term of the Trading Credit Facility. As of September 30, 2018 and June 30, 2018, the remaining unamortized balance was approximately $0.3 million and $0.5 million, respectively.
The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 2.26% and 2.09% as of September 30, 2018 and June 30, 2018, respectively. Borrowings are due on demand and totaled $179.0 million and $200.0 million at September 30, 2018 and at June 30, 2018, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $3.5 million and $22.1 million as determined on the Friday before September 30, 2018 and on Friday, June 30, 2018, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of September 30, 2018 the minimum tangible net worth financial covenant under the Trading Credit Facility was $47.5 million. The Company is in compliance with all restrictive financial covenants as of September 30, 2018.
Interest expense related to the Company’s lines of credit totaled $2.0 million and $1.7 million, which represents 57.2% and 63.5% of the total interest expense recognized, for the three months ended September 30, 2018 and 2017, respectively. Our lines of credit carried a daily weighted average effective interest rate of 4.54% and 3.75%, respectively, for the three months ended September 30, 2018 and 2017.
Debt obligation with Goldline Lenders
On August 28, 2017, in connection with the closing of the Goldline acquisition (see Note 1), Goldline, then known as Goldline Acquisition Corp., entered into a privately placed credit facility in the amount of $7.5 million (the “Goldline Credit Facility”) with various lenders (the "Goldline Lenders"). Borrowings under the Goldline Credit Facility were used to finance a portion of the consideration payable pursuant to the Goldline acquisition.
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
As of September 30, 2018 and June 30, 2018, the carrying balance of the Goldline Credit facility was $7.3 million and $7.2 million, respectively, and the remaining unamortized loan cost balance was approximately $0.2 million and $0.3 million, respectively, which is amortized ratably through the maturity date. As of September 30, 2018, the balance of the loan fee payable was $0.2 million.
Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $195,000 which represents 5.5% of the total interest expense recognized, for the three months ended September 30, 2018. The Goldline Credit Facility's weighted average effective interest rate was 8.84% for the three months ended September 30, 2018. Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $79,000 which represents 2.9% of the total interest expense recognized, for the three months ended September 30, 2017. The Goldline Credit Facility's weighted average effective interest rate was 9.38% for the three months ended September 30, 2017.
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
Notes Payable
Securitization/Variable Interest Entity
On September 14, 2018, AM Capital Funding, LLC (“AMCF”), a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A (the “Class A Notes”) in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B (the “Class B Notes” and together with the Class A Notes, the “Notes”) in the aggregate principal amount of $28 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023. The Notes were issued under a Master Indenture and the Series 2018-1 Supplement thereto, each dated as of the Closing Date, between AMCF and Citibank, N.A., as trustee. The Company holds $10.0 million of the Notes. The Notes are not insured or guaranteed by A-Mark or CFC. CFC acts as servicer with respect to the Notes.
AMCF applied the net proceeds from the sale of the Notes to purchase loans and precious metals inventory, and to pay certain costs and expenses.
AMCF is a special purpose entity whose sole activity consists of operating, owning, and financing indenture assets. The Notes are primarily payable from, and secured by, (i) precious metals obtained by AMCF from third parties, and (ii) a portfolio of loans collateralized by precious metals, which loans were originated by either CFC or acquired by CFC from third parties and conveyed by CFC to AMCF. The indenture requires AMCF to maintain a specified level of collateral. The indenture also provides that AMCF’s assets are not to be commingled with those of CFC or A-Mark (or any affiliate), and that AMCF is to maintain separate books and records.
CFC and A-Mark may from time to time also contribute cash or sell precious metals to AMCF in exchange for cash or subordinated, deferred payment obligations from AMCF. In addition, AMCF may from time to time sell precious metals to A-Mark for cash.

As of September 30, 2018, the carrying balance of the Note was $87.1 million (which excludes the $10.0 million note that the Company retained) , and the remaining unamortized loan cost balance was approximately $2.9 million, which is amortized using the effective interest method through the maturity date. As of September 30, 2018, the balance of the interest payable was $234,000.
Interest on the Note is payable monthly in arrears at the aggregate rate of 5.26% per annum. The interest expense related to the Note (including debt loan amortization costs) totaled $254,000 which represents 7.2% of the total interest expense recognized by the Company, for the three months ended September 30, 2018. The Notes' weighted average effective interest rate was 5.88% for the three months ended September 30, 2018
The Company has both the power to direct the activities that most significantly impact AMCF’s economic performance, and the obligation to absorb losses or the right to receive benefits of AMCF that could potentially be significant to AMCF. Therefore, the Company has determined AMCF is a variable interest entity ("VIE") and that the Company is the primary beneficiary of the VIE. Therefore, the Company consolidates AMCF for accounting purposes. See Note 2 for additional information about our VIE policy.
The assets and liabilities of the VIE are shown on the face of the condensed consolidated balance sheets of the Company at September 30, 2018 and June 30, 2018.

Liability on Borrowed Metals
The Company recorded liabilities on borrowed precious metals with market values totaling $227.2 million and $280.3 million as of September 30, 2018 and June 30, 2018, respectively, with the corresponding metals reflected on the condensed consolidated balance sheets.
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
Product Financing Arrangements
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at an agreed-upon price based on the spot price with these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of operations. Such obligation totaled $53.1 million and $113.9 million as of September 30, 2018 and June 30, 2018, respectively.
15. COMMITMENTS AND CONTINGENCIES

Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2018 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments. The Company is not aware of any material changes to commitments as summarized the 2018 Annual Report.

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

The Board of Directors has determined to suspend the Company's quarterly dividend in order to increase its financial flexibility and strengthen its balance sheet. Going forward, the Board of Directors will re-assess its capital resources and may or may not determine to reinstate the dividend based on that assessment.
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
As of September 30, 2018, 428,395 shares were available for grant under the 2014 Plan.
Valuation and Significant Assumptions of Equity Awards Issued
The Company uses the Black-Scholes option pricing model, which uses various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates.
Stock Options
During the three months ended September 30, 2018 and 2017, the Company incurred $272,681 and $436,407 of compensation expense related to stock options, respectively. As of September 30, 2018, there was total remaining compensation expense of $1.7 million related to employee stock options, which will be recorded over a weighted average period of approximately 2.1 years.

The following table summarizes the stock option activity for the three months ended September 30, 2018.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2018	842,515	$17.59	$821	$5.99
Granted	95,050	$13.6
Cancellations, expirations and forfeitures	(400)	$16.52
Outstanding at September 30, 2018	937,165	$17.18	$767	$6.12

Exercisable at September 30, 2018	554,281	$17.18	$767	$5.90

Following is a summary of the status of stock options outstanding at September 30, 2018

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	4.10	$8.39	134,239	4.10	$8.39
$10.01	$15.00	233,938	7.36	$12.78	98,888	4.03	$11.94
$15.01	$25.00	468,988	7.89	$20.12	271,154	7.78	$20.26
$25.01	$60.00	100,000	7.39	$25.50	50,000	7.39	$25.50
		937,165	7.16	$17.18	554,281	6.19	$16.37
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

17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the three months ended September 30, 2018 and 2017 are presented on a comparative basis in the table below:

in thousands
Three Months Ended September 30,	2018		2017
	Amount	Percent	Amount	Percent
Total revenue	$1,565,090	100.0%	$2,163,790	100.0%
Customer concentrations
HSBC Bank USA (1)	$380,122	24.3%	$511,264	23.6%
Mitsubishi Intl. Corp. (1)	250,906	16.0	537,113	24.9
	$631,028	40.3%	$1,048,377	48.5%
________________________________
(1)
Sales with this trading partner is primarily comprised of sales on forward contracts that entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product.

Customers providing 10 percent or more of the Company's accounts receivable as of September 30, 2018 and June 30, 2018 are presented on a comparative basis in the table below:

in thousands
	September 30, 2018		June 30, 2018

	Amount	Percent	Amount	Percent
Total accounts receivable, net	$57,332	100.0%	$35,856	100.0%
Customer concentrations
Customer A	$25,354	44.2%	$14,967	41.7%
Customer B	6,915	12.1	7,468	20.8
	$32,269	56.3%	$22,435	62.5%
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

Revenue

in thousands
Three Months Ended September 30,	2018		2017
Revenue by segment
Wholesale Trading & Ancillary Services	$1,554,313		$2,153,420
Direct Sales	10,777	(1)	10,370	(2)
Total revenue	$1,565,090		$2,163,790

_________________________________
(1) Includes $0.8 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment. The elimination of these intercompany sales are reflected in the Wholesale Trading & Ancillary Services segment. Intercompany sales are transacted at prices consistent with arms-length transactions with third-parties.

(2) Includes $6.9 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment. The elimination of these intercompany sales are reflected in the Wholesale Trading & Ancillary Services segment. Intercompany sales are transacted at prices consistent with arms-length transactions with third-parties.

in thousands
Three Months Ended September 30,	2018	2017
Revenue by geographic region (as determined by the shipping address or where the services were performed):
United States	$1,375,636	$2,051,921
Europe	90,152	54,358
North America, excluding United States	96,384	54,878
Asia Pacific	2,343	1,352
Africa	1	—
Australia	574	1,281
Total revenue	$1,565,090	$2,163,790

Gross Profit and Gross Margin Percentage

in thousands
Three Months Ended September 30,	2018	2017
Gross profit by segment
Wholesale Trading & Ancillary Services	$7,412	$5,645
Direct Sales	1,063	1,661
Total gross profit	$8,475	$7,306
Gross margin percentage by segment
Wholesale Trading & Ancillary Services	0.477%	0.262%
Direct Sales	9.864%	16.017%
Weighted average gross margin percentage	0.542%	0.338%

Operating income and (expenses)

in thousands
Three Months Ended September 30,	2018	2017
Operating income and expenses by segment
Wholesale Trading & Ancillary Services
Selling, general and administrative expenses	$(5,258)	$(5,410)
Interest income	$2,052	$1,058
Interest expense	$(1,880)	$(1,519)
Other income, net	$178	$(40)
Secured Lending
Selling, general and administrative expenses	$(345)	$(383)
Interest income	$2,499	$2,103
Interest expense	$(1,477)	$(1,135)
Direct Sales
Selling, general and administrative expenses	$(2,116)	$(1,183)
Interest expense	$(195)	$(79)
Net (loss) income before provision for income taxes

in thousands
Three Months Ended September 30,	2018	2017
Net (loss) income before provision for income taxes by segment
Wholesale Trading & Ancillary Services	$2,504	$(266)
Secured Lending	677	585
Direct Sales	(1,248)	399
Total net (loss) income before provision for income taxes	$1,933	$718
Depreciation and Amortization

in thousands
Three Months Ended September 30,	2018	2017
Depreciation and amortization by segment
Wholesale Trading & Ancillary Services	$(396)	$(391)
Direct Sales	(301)	(138)
Total depreciation and amortization	$(697)	$(529)
Advertising expense

in thousands
Three Months Ended September 30,	2018	2017
Advertising expense by segment
Wholesale Trading & Ancillary Services	$(107)	$(101)
Secured Lending	(3)	(11)
Direct Sales	(480)	(405)
Total advertising expense	$(590)	$(517)

Precious metals held under financing arrangements

in thousands
	September 30, 2018	June 30, 2018
Precious metals held under financing arrangements by segment
Wholesale Trading & Ancillary Services	$232,476	$262,566
Total precious metals held under financing arrangements	$232,476	$262,566

Inventory

in thousands
	September 30, 2018	June 30, 2018
Inventories by segment
Wholesale Trading & Ancillary Services	$282,420	$272,034
Direct Sales	7,385	8,082
Total inventories	$289,805	$280,116

in thousands
	September 30, 2018	June 30, 2018
Inventories by geographic region
United States	$281,101	$273,008
Europe	2,604	1,965
North America, excluding United States	5,991	4,976
Asia	109	167
Total inventories	$289,805	$280,116

Assets

in thousands
	September 30, 2018	June 30, 2018
Assets by segment
Wholesale Trading & Ancillary Services	$629,231	$616,522
Secured Lending	83,019	111,304
Direct Sales	14,302	15,175
Total assets	$726,552	$743,001

in thousands
	September 30, 2018	June 30, 2018
Assets by geographic region
United States	$711,048	$733,131
Europe	9,404	4,727
North America, excluding United States	5,991	4,976
Asia	109	167
Total assets	$726,552	$743,001

Long-term Assets

in thousands
	September 30, 2018	June 30, 2018
Long-term assets by segment
Wholesale Trading & Ancillary Services	$30,871	$31,328
Secured Lending	103	102
Direct Sales	4,263	4,588
Total long-term assets	$35,237	$36,018

in thousands
	September 30, 2018	June 30, 2018
Long-term assets by geographic region
United States	$35,184	$35,965
Europe	53	53
Total long-term assets	$35,237	$36,018
Capital Expenditures for Property and Equipment

in thousands
Three Months Ended September 30,	2018	2017
Capital expenditures on plant, property and equipment by segment
Wholesale Trading & Ancillary Services	$122	$194
Direct Sales	—	124
Total capital expenditures on property and equipment	$122	$318

Goodwill and Intangible Assets

in thousands
	September 30, 2018	June 30, 2018
Goodwill and Intangibles by segment
Wholesale Trading & Ancillary Services	$12,409	$12,516
Direct Sales	3,081	3,226
Total goodwill and intangible assets	$15,490	$15,742

19.	SUBSEQUENT EVENTS

None.

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations by comparing the results for the respective years. Included in our analysis is a discussion of five performance metrics: (i) ounces of gold and silver sold, (ii) Wholesale trading ticket volume, (iii) Direct Sales ticket volume, (iv) inventory turnover ratio and (v) number of secured loans at period-end.

•	Results of Segments. This section provides an analysis of our results of operations presented for our three segments:

◦	Wholesale Trading and Ancillary Services,

◦	Secured Lending, and

◦	Direct Sales
for the respective years.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of September 30, 2018. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
In August 2016, the Company formed AMST, a joint venture with SilverTowne, L.P., referred to as SilverTowne, an Indiana-based producer of minted silver. As of September 30, 2018, the Company and SilverTowne, L.P. own 69% and 31%, respectively, of AMST. AMST acquired the entire minting operations (referred to as SilverTowne Mint) of SilverTowne, L.P., with the goal of providing greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments, which have historically resulted in higher demand for precious metals products.
Secured Lending Segment
The Company operates its Secured Lending segment through its wholly-owned subsidiary, CFC. CFC has been in operation since 2005.
CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors and collectors. As of September 30, 2018, CFC had approximately $81.9 million in secured loans outstanding, of which approximately 61.4% was originated by third parties and acquired by CFC and approximately 38.6% was originated by CFC.
On September 14, 2018, AM Capital Funding, LLC, referred to as AMCF, a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023. For additional information regarding this securitization, see Note 14, "Notes Payable".
Prior to fiscal quarter ended June 30, 2018, the operations of CFC, which now comprise our Secured Lending segment, had been considered part of the Wholesale Trading and & Ancillary Services segment.
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
Our Strategy
The Company has grown from a small numismatics firm in 1965 to a significant participant in the bullion and coin markets, with approximately $7.6 billion and $7.0 billion in revenues for fiscal years 2018 and 2017, respectively. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, particularly in Europe, and the scope of complementary products, services and technological tools that we offer to our customers. We intend to promote our growth by leveraging off the strengths of our existing integrated operations: the depth of our customer relations; our access to market makers, suppliers and government mints and other mints; our trading systems in the U.S. and Europe, are available 24 hours a day 7 days a week; our expansive precious metals dealer network; our depository relationships around the world; our knowledge of secured lending; our logistics capabilities; our trading expertise; and the quality and experience of our management team.
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
    Interest Expense. The Company incurs interest expense as a result of usage under its lines of credit, notes and related-party debt. The Company also incurs interest expense as a result of its product financing agreements for the transfer and subsequent re-acquisition of gold and silver at a fixed price with a third-party finance company, and may incur interest expense when we borrow precious metals from our suppliers under short-term arrangements, which can bear interest at a designated rate.
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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended September 30, 2018 and 2017

Condensed Consolidated Results of Operations
The operating results of our business for the three months ended September 30, 2018 and 2017 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended September 30,		2018		2017		$	%
		$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues		$1,565,090	100.000%	$2,163,790	100.000%	$(598,700)	(27.7)%
Gross profit		8,475	0.542%	7,306	0.338%	$1,169	16.0%
Selling, general and administrative expenses		(7,719)	(0.493)%	(6,976)	(0.322)%	$743	10.7%
Interest income		4,551	0.291%	3,161	0.146%	$1,390	44.0%
Interest expense		(3,552)	(0.227)%	(2,733)	(0.126)%	$819	30.0%
Other income		248	0.016%	61	0.003%	$187	306.6%
Unrealized loss on foreign exchange		(70)	(0.005)%	(101)	(0.005)%	$31	NM
Net income before provision for income taxes		1,933	0.124%	718	0.033%	$1,215	169.2%
Income tax expense		(499)	(0.032)%	(274)	(0.013)%	$225	82.1%
Net income		1,434	0.092%	444	0.021%	$990	223.0%
Add:	Net loss attributable to non-controlling interest	(47)	(0.003)%	(34)	(0.002)%	$(13)	38.2%
Net income attributable to the Company		$1,481	0.095%	$478	0.022%	$1,003	209.8%

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic		$0.21		$0.07		$0.14	200.0%
Diluted		$0.21		$0.07		$0.14	200.0%

Performance Metrics:(1)
Gold ounces sold(2)		535,000		332,000		203,000	61.1%
Silver ounces sold(3)		18,279,000		14,531,000		3,748,000	25.8%
Inventory turnover ratio(4)		5.5		7.2		(1.7)	(23.6)%
Number of secured loans at period end(5)		1,705		2,454		(749)	(30.5)%

_________________________________

NM	Not meaningful.

(1)	See "Results of Segments" for ticket count volume by segment.

(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the periods, which excludes ounces of gold recorded on forward contracts.

(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the periods, which excludes ounces of silver recorded on forward contracts.

(4)
Inventory turnover ratio is the cost of sales divided by average inventory. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers at the end of the period.

Revenues

Three Months Ended September 30,	2018		2017		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,565,090	100.000%	$2,163,790	100.000%	$(598,700)	(27.7)%
Performance Metrics
Gold ounces sold	535,000		332,000		203,000	61.1%
Silver ounces sold	18,279,000		14,531,000		3,748,000	25.8%

Revenues for the three months ended September 30, 2018 decreased $598.7 million, or 27.7%, to $1.565 billion from $2.164 billion in 2017. Our revenues decreased primarily due to lower forward sales and lower gold and silver prices, offset by an increase in the total amount of gold and silver ounces sold.
Gold ounces sold for the three months ended September 30, 2018 increased 203,000 ounces, or 61.1%, to 535,000 ounces from 332,000 ounces in 2017. Silver ounces sold for the three months ended September 30, 2018 increased 3,748,000 ounces, or 25.8%, to 18,279,000 ounces from 14,531,000 ounces in 2017. On average, the prices for gold decreased by 5.2% and prices for silver decreased by 9.2% during the three months ended September 30, 2018 as compared to 2017.

Gross Profit

Three Months Ended September 30,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$8,475	0.542%	$7,306	0.338%	$1,169	16.0%
Performance Metric
Inventory turnover ratio	5.5		7.2		(1.7)	(23.6)%

Gross profit for the three months ended September 30, 2018 increased by $1.2 million, or 16.0%, to $8.5 million from $7.3 million in 2017. Overall gross profit increased due to improved market conditions (e.g., overall increased volumes and margins offset by lower trading profits and gross profit of the Direct Sales segment (i.e., Goldline).
The Company’s gross margin percentage increased by 60.4% to 0.542% from 0.338% in 2017. The increase in gross margin percentage was largely attributable to increased margins from improved market conditions, and lower forward sales, which increase revenues but are associated with negligible gross margin percentages, offset by gross margin from the Direct Sales segment. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
Our inventory turnover rate for the three months ended September 30, 2018 decreased by 23.6%, to 5.5 from 7.2 in 2017. The decrease in our inventory turnover rate was primarily due to the lower volume of ounces sold on forward contracts; offset by higher average product financing arrangements inventory balances during the three months ended September 30, 2018 as compared to 2017.
Selling, General and Administrative Expense

Three Months Ended September 30,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(7,719)	(0.493)%	$(6,976)	(0.322)%	$743	10.7%

Selling, general and administrative expenses for the three months ended September 30, 2018 increased $0.7 million, or 10.7%, to $7.7 million from $7.0 million in 2017. The change was primarily due to new selling, general and administrative expenses related to our Direct Sales segment that was only owned for one month in the prior year quarter of $0.9 million and increased overall compensation costs of $0.5 million, partially offset by a reduction of $0.5 million of investigatory acquisition costs.

Interest Income

Three Months Ended September 30,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$4,551	0.291%	$3,161	0.146%	$1,390	44.0%
Performance Metric
Number of secured loans at period-end	1,705		2,454		(749)	(30.5)%

Interest income for the three months ended September 30, 2018 increased $1.4 million, or 44.0%, to $4.6 million from $3.2 million in 2017. Interest income from our Secured Lending segment increased by $0.4 million or by 18.9% in comparison to the same year-ago period, which represents 28.6% of the aggregate increase. This increase in interest from secured loans was primarily due to increases in interest rates and an increase in the weighted-average value of the secured loan portfolio. The number of secured loans outstanding decreased by 30.5% to 1,705 from 2,454 in 2017. This decrease was due lower gold and silver prices during the current quarter that lowered the customer's collateral value, which lead to loans being liquidated. The Company did not incur any loan losses from the liquidations.
The aggregate increase in interest income also increased due to other finance product income. Our finance fees earned related to repurchase arrangements with customers increased by 83.7% or by $0.8 million in comparison to the same year-ago period, which represent approximately 60.7% of the aggregate increase.
Interest Expense

Three Months Ended September 30,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(3,552)	(0.227)%	$(2,733)	(0.126)%	$819	30.0%

Interest expense for the three months ended September 30, 2018 increased $0.8 million, or 30.0% to $3.6 million from $2.7 million in 2017. The increase was related primarily to a greater usage of our Trading Credit Facility, our related-party debt financing agreement associated with our acquisition of Goldline, our newly issued note payable related to our Secured Lending segment, and higher LIBOR interest rates (which went in to effect subsequent to the Federal Reserve rate increases). As compared to the same year-ago period, the following interest expense components increased by (i) $0.3 million related to the Trading Credit Facility (including debt amortization costs), (ii) $0.1 million related to the Goldline Credit Facility, and (iii) $0.3 million, related to our newly issued notes payable.

Provision for Income Taxes

Three Months Ended September 30,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Income tax expense	$(499)	(0.032)%	$(274)	(0.013)%	$225	82.1%

Our provision for income taxes was $0.5 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate was approximately 25.8% and 38.2% for the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate differs from federal statutory rate primarily due to state taxes (net of federal tax benefit) and the exclusion of profits related to the Company's minority interest in the SilverTowne Mint. The lower effective tax rate, for the three months ended September 30, 2018, was primarily due to a lower federal statutory rate at the reduced corporate tax rate under the Tax Cuts and Jobs Act (the "Tax Act"). Information regarding our adoption and prospective impacts of the Tax Act on our tax is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018.

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
Results of Operations — Wholesale Trading & Ancillary Services Segment
Overview of Results of Operations for the Three Months Ended September 30, 2018 and 2017
The operating results of our Wholesale Trading & Ancillary Services segment for the three months ended September 30, 2018 and 2017 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2018		2017		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,554,313	100.000%	$2,153,420	100.000%	$(599,107)	(27.8)%
Gross profit	7,412	0.477%	5,645	0.262%	$1,767	31.3%
Selling, general and administrative expenses	(5,258)	(0.338)%	(5,410)	(0.251)%	$(152)	(2.8)%
Interest income	2,052	0.132%	1,058	0.049%	$994	94.0%
Interest expense	(1,880)	(0.121)%	(1,519)	(0.071)%	$361	23.8%
Other income	248	0.016%	61	0.003%	$187	306.6%
Unrealized loss on foreign exchange	(70)	(0.005)%	(101)	(0.005)%	$31	NM
Net income (loss) before provision for income taxes	$2,504	0.161%	$(266)	(0.012)%	$2,770	(1,041.4)%

Performance Metrics:
Gold ounces sold(1)	532,000		330,000		202,000	61.2%
Silver ounces sold(2)	18,015,000		14,511,000		3,504,000	24.1%
Wholesale Trading & Ancillary Services segment ticket volume(3)	32,013		29,883		2,130	7.1%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the fiscal years, which excludes ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the fiscal years, which excludes ounces of silver recorded on forward contracts.

(3)
Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo, California and Vienna, Austria, for the Wholesale Trading & Ancillary Services segment.

Revenues — Wholesale Trading & Ancillary Services

Three Months Ended September 30,	2018		2017		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,554,313	100.000%	$2,153,420	100.000%	$(599,107)	(27.8)%
Performance Metrics
Gold ounces sold	532,000		330,000		202,000	61.2%
Silver ounces sold	18,015,000		14,511,000		3,504,000	24.1%

Revenues for the three months ended September 30, 2018 decreased $599.1 million, or 27.8%, to $1.554 billion from $2.153 billion in 2017. Our revenues decreased primarily due to lower forward sales and lower gold and silver prices, offset by an increase in the total amount of gold and silver ounces sold.
Gold ounces sold for the three months ended September 30, 2018 increased 202,000 ounces, or 61.2%, to 532,000 ounces from 330,000 ounces in 2017. Silver ounces sold for the three months ended September 30, 2018 increased 3,504,000 ounces, or 24.1%, to 18,015,000 ounces from 14,511,000 ounces in 2017. On average, the prices for gold decreased by 5.0% and prices for silver decreased by 9.7% during the three months ended September 30, 2018 as compared to 2017.

Gross Profit — Wholesale Trading & Ancillary Services

Three Months Ended September 30,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$7,412	0.477%	$5,645	0.262%	$1,767	31.3%
Performance Metric
Wholesale trading ticket volume	32,013		29,883		2,130	7.1%

Gross profit for the three months ended September 30, 2018 increased by $1.8 million, or 31.3%, to $7.4 million from $5.6 million in 2017. Overall gross profit increased due to improved market conditions (e.g., overall increased volumes and margins offset by lower trading profits).
The Company’s profit margin percentage increased by 82.0% to 0.477% from 0.262% in 2018 and was largely attributable increased margins from improved market conditions and lower forward sales, which increase revenues but have negligible impact on the gross margin (i.e. near zero). The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
The wholesale trading ticket volume for the three months ended September 30, 2018 increased by 2,130 tickets, or 7.1%, to 32,013 tickets from 29,883 tickets in 2017. The increase in our trading ticket volume is indicative of of higher trading activity as compared to 2017.
Selling, General and Administrative Expenses — Wholesale Trading & Ancillary Services

Three Months Ended September 30,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(5,258)	(0.338)%	$(5,410)	(0.251)%	$(152)	(2.8)%

Selling, general and administrative expenses for the three months ended September 30, 2018 decreased $0.2 million, or 2.8%, to $5.3 million from $5.4 million in 2017. The decrease was insignificant in comparison to the same year-ago period.
Interest Income — Wholesale Trading & Ancillary Services

Three Months Ended September 30,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$2,052	0.132%	$1,058	0.049%	$994	94.0%

Interest income for the three months ended September 30, 2018 increased $1.0 million, or 94.0%, to $2.1 million from $1.1 million in 2017. The aggregate increase in interest income increased due to other finance product income. Our finance fees earned from repurchase arrangements with customers increased by 83.7% or by $0.8 million in comparison to the same year-ago period.
Interest Expense — Wholesale Trading & Ancillary Services

Three Months Ended September 30,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(1,880)	(0.121)%	$(1,519)	(0.071)%	$361	23.8%

Interest expense for the three months ended September 30, 2018 increased $0.4 million, or 23.8% to $1.9 million from $1.5 million in 2017. The increase was related primarily to a greater usage of our lines of credit, and higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases. As compared to the same year-ago period, the following interest expense components increased by (i) $0.1 million related to our liability on borrowed metal balances, and (iii) $0.2 million related to notes payable (including debt amortization costs).

Results of Operations — Secured Lending Segment
The operating results of our Secured Lending segment for the three months ended September 30, 2018 and 2017 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2018		2017		$	%
	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	2,499	100.000%	2,103	100.000%	$396	18.8%
Interest expense	(1,477)	(59.104)%	(1,135)	(53.971)%	$342	30.1%
Selling, general and administrative expenses	(345)	(13.806)%	(383)	(18.212)%	$(38)	(9.9)%
Net income before provision for income taxes	677	27.091%	585	27.817%	$92	15.7%

Performance Metrics:
Number of secured loans at period end	1,705		2,454		(749)	(30.5)%

Interest Income — Secured Lending

Three Months Ended September 30,	2018		2017		$	%
in thousands, except performance metrics	$	% of interest income	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$2,499	100.000%	$2,103	100.000%	$396	18.8%
Performance Metrics
Number of secured loans at period-end	1,705		2,454		(749)	(30.5)%

Interest income for the three months ended September 30, 2018 increased $0.4 million, or 18.8%, to $2.5 million from $2.1 million in 2017. This increase was primarily due to increases in interest rates and aggregate value of the secured loan portfolio. The number of secured loans outstanding decreased by 30.5% to 1,705 from 2,454 in 2017.
Interest Expense — Secured Lending

Three Months Ended September 30,	2018		2017		$	%
in thousands	$	% of interest income	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(1,477)	(59.104)%	$(1,135)	(53.971)%	$342	30.1%

Interest expense for the three months ended September 30, 2018 increased $0.342 million, or 30.1% to $1.5 million from $1.1 million in 2017. The increase was related primarily to a greater usage of the Company's Trading Credit Facility, higher LIBOR interest rates that went in to effect subsequent to the Federal Reserve rate increases, and increased third-party loan servicing fees. As compared to the same year-ago period, the following interest expense components increased / (decreased) by (i) $0.3 million or 31.7% related to Trading Credit Facility (including debt amortization costs), and (ii) $0.1 million related to notes payable ((including debt amortization costs).
Selling, General and Administrative Expenses — Secured Lending

Three Months Ended September 30,	2018		2017		$	%
in thousands	$	% of interest income	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(345)	(13.806)%	$(383)	(18.212)%	$(38)	(9.9)%

Selling, general and administrative expenses for the three months ended September 30, 2018 decreased $0.0 million, or (9.9)%, to $0.3 million from $0.4 million in 2017. The decrease was insignificant in comparison to the same year-ago period.

Results of Operations — Direct Sales Segment
Overview of Results of Operations for the Three Months Ended September 30, 2018 and 2017
The Direct Sales segment was created on August 28, 2017 as a result of the Goldline acquisition. Accordingly, comparative prior period data only contains approximately one month of activity. The operating results of our Direct Sales segment for the three months ended September 30, 2018 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2018				2017			$	%
	$		% of revenue				% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$10,777	(a)	100.000%		$10,370	(c)	100.000%	$407	3.9%
Gross profit	1,063		9.864%	(b)	1,661		16.017%	$(598)	(36.0)%
Selling, general and administrative expenses	(2,116)		(19.634)%		(1,183)		(11.408)%	$(933)	78.9%
Interest expense	(195)		(1.809)%		(79)		(0.762)%	$116	146.8%
Net (loss) income before provision for income taxes	$(1,248)		(11.580)%		$399		3.848%	$(1,647)	(412.8)%

Performance Metrics:
Gold ounces sold(1)	3,000				2,000			1,000	50.0%
Silver ounces sold(2)	264,000				20,000			244,000	1,220.0%
Direct Sales ticket volume(3)	4,461				2,911			1,550	53.2%

_________________________________

(a)	Includes $0.8 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b)	Gross profit percentage, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 10.06% for the three-month period.

(c)	Includes $6.9 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(1)	Gold ounces sold represents the ounces of gold product sold to third-party customers during the the three-month period.

(2)	Silver ounces sold represents the ounces of silver product sold to third-party customer during the the three-month period.

(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed.

Segment Results — Direct Sales
Revenues for the three months ended September 30, 2018 increased $0.4 million, or 3.9%, to $10.8 million from $10.4 million in 2017.     Gold ounces sold for the three months ended September 30, 2018 increased 1,000 ounces, or 50.0%, to 3,000 ounces from 2,000 ounces in 2017. Silver ounces sold for the three months ended September 30, 2018 increased 244,000 ounces, or 1,220.0%, to 264,000 ounces from 20,000 ounces in 2017.

Gross profit for the three months ended September 30, 2018 decreased by 0.6 million, or 36.0%, to $1.1 million from $1.7 million in 2017. The Company’s profit margin percentage decreased by 36.0% to 9.9% from 16.0% in 2017.

Selling, general and administrative expenses for the three months ended September 30, 2018 increased $0.9 million, or 78.9%, to $2.1 million from $1.2 million in 2017.

Interest expense for the three months ended September 30, 2018 increased $0.1 million, or 146.8% to $0.2 million from $0.1 million in 2017.

LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of September 30, 2018, approximately 95% of our assets consisted of cash, customer receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
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
Lines of Credit

in thousands
	September 30, 2018	June 30, 2018	September 30, 2018 Compared to June 30, 2018
Lines of credit	$179,000	$200,000	$(21,000)

A-Mark has a borrowing facility ("Trading Credit Facility") with a syndicate of banks, Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent for the syndicate. As of September 30, 2018, the Trading Credit Facility provided the Company with access up to $260.0 million, featuring a $210.0 million base, with a $50.0 million accordion option. The Trading Credit Facility is scheduled to mature on March 29, 2019. The Company believes that the Trading Credit Facility provides adequate means to capital for its operations (see Note 14).
Debt Obligation (Related Party)

in thousands
	September 30, 2018	June 30, 2018	September 30, 2018 Compared to June 30, 2018
Debt Obligation - related party	$7,257	$7,226	$31
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

Liability on Borrowed Metals

in thousands
	September 30, 2018	June 30, 2018	September 30, 2018 Compared to June 30, 2018
Liability on borrowed metals	$227,198	$280,346	$(53,148)
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
Product Financing Arrangements

in thousands
	September 30, 2018	June 30, 2018	September 30, 2018 Compared to June 30, 2018
Product financing arrangements	$53,126	$113,940	$(60,814)
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
Notes Payable

in thousands
	September 30, 2018	June 30, 2018	September 30, 2018 Compared to June 30, 2018
Notes payable	$87,056	$—	$87,056
On September 14, 2018, AM Capital Funding, LLC (“AMCF”), a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023.
As of September 30, 2018, the carrying balance of the Note was $87.1 million (which excludes the $10.0 million note that the Company retained) , and the remaining unamortized loan cost balance was approximately $2.9 million, which is amortized ratably through the maturity date (see Note 14).
Secured Loans

in thousands
	September 30, 2018	June 30, 2018	September 30, 2018 Compared to June 30, 2018
Secured loans	$81,891	$110,424	$(28,533)
CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins that affords our customers a convenient means of financing their inventory or collections (see Note 5).  Most of the Company's secured loans are short-term in nature. The renewal of these instruments is at the discretion of the Company and, as such, provides us with some flexibility in regards to our capital deployment strategies.

Dividends
In fiscal 2015, the Board of Directors of the Company initiated a cash dividend policy that called for the payment of a quarterly cash dividend of $0.05 per common share. In fiscal 2016, the Board of Directors modified the policy by increasing the quarterly cash dividend to $0.07 per common share, and in fiscal 2017 the quarterly cash dividend was increased to $0.08 per common share (see Note 16).
The Board of Directors determined to suspend the Company's quarterly dividend to increase its financial flexibility and strengthen its balance sheet. Going forward, the Board of Directors will re-assess its capital resources and may or may not determine to reinstate the dividend based on that assessment.

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
The following summarizes components of our condensed consolidated statements of cash flows for the three months ended September 30, 2018 and 2017:

in thousands
Three Months Ended	September 30, 2018	September 30, 2017	Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net cash used in operating activities	$(10,298)	$(34,321)	$24,023
Net cash provided by (used in) investing activities	$21,499	$(5,192)	$26,691
Net cash provided by financing activities	$5,222	$34,811	$(29,589)
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash used in operating activities
Operating activities used $10.3 million and used $34.3 million in cash for the three months ended September 30, 2018 and 2017, respectively, representing a $24.0 million decrease in the use of cash compared to the three months ended September 30, 2017. This period over period decrease in the of use of funds in operating activities was primarily due to changes in the balances of secured loans to Former Parent, derivative assets, precious metals held under financing arrangements, inventory, accounts payable, accrued liabilities, derivative liabilities, income taxes receivables; offset by changes in the balances of liability on borrowed metals, receivables and deferred income taxes.
Net cash provided by (used in) investing activities
Investing activities provided $21.5 million and used $5.2 million in cash for the three months ended September 30, 2018 and 2017, respectively, representing a $26.7 million increase in the source of cash compared to the three months ended September 30, 2017. This period over period increase in the source of cash is the result of the change in balance of secured loans of $16.9 million compared to the comparable prior period, and due to the prior fiscal year's acquisition activity of $9.5 million.
Net cash provided by financing activities
Financing activities provided $5.2 million and provided $34.8 million in cash for the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $29.6 million in funds provided by financing activities compared to the three months ended September 30, 2017. This period over period decrease in funds provided by financing activities was primarily due to changes in the balance of product financing arrangements of $50.3 million, change in the balances in the Trading Credit Facility of $60.0 million and a related party debt obligation of $7.5 million, offset by a $90.0 million increase in funds from the proceeds from the issuance of notes payable.

CAPITAL RESOURCES
We believe that our current cash availability under the Trading Credit Facility, product financing arrangements, financing derived from borrowed metals and the cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Our forwards contracts open at September 30, 2018 are scheduled to settle within 60 days. Futures positions do not have settlement dates, although the Company typically closes its future positions within a week.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Unrealized gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures and option contacts are recorded in cost of sales. The Company’s net gains (losses) on derivative instruments for the three months ended September 30, 2018 and 2017, totaled $(15.1) million and $14.6 million, respectively. These net gains (losses) on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of operations.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of September 30, 2018 and at June 30, 2018:

in thousands	September 30, 2018	June 30, 2018
Inventory	$289,805	$280,116
Precious metals held under financing arrangements	232,476	262,566
	522,281	542,682

Less unhedgeable inventory:
Commemorative coin inventory, held at lower of cost or market	(86)	(99)
Premium on metals position	(3,970)	(3,530)
Precious metal value not hedged	(4,056)	(3,629)

	518,225	539,053

Commitments at market:
Open inventory purchase commitments	264,037	342,287
Open inventory sales commitments	(215,464)	(138,022)
Margin sale commitments	(5,674)	(5,988)
In-transit inventory no longer subject to market risk	(1,334)	(1,060)
Unhedgeable premiums on open commitment positions	910	541
Borrowed precious metals	(227,198)	(280,346)
Product financing arrangements	(53,126)	(113,940)
Advances on industrial metals	7,489	6,044
	(230,360)	(190,484)

Precious metal subject to price risk	287,865	348,569

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	197,419	274,994
Precious metals futures contracts at market values	90,828	72,421
Total market value of derivative financial instruments	288,247	347,415

Net precious metals subject to commodity price risk	$(382)	$1,154

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At September 30, 2018, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.
Commitments and Contingencies
Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2018 Annual Report for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2018 and June 30, 2018, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	September 30, 2018	June 30, 2018
Purchase commitments	$264,037	$342,287
Sales commitments	$(215,464)	$(138,022)
Margin sale commitments	$(5,674)	$(5,988)
Open forward contracts	$197,419	$274,994
Open futures contracts	$90,828	$72,421
Foreign exchange forward contracts	$4,104	$4,130
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
The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of operations. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled (see Note 11.)
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
Revenue Recognition
The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between the trade and settlement dates, the Company has entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivative at the trade date with any corresponding unrealized gain (loss), shown as component of cost of sales in the condensed consolidated statements of operations. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are settled, the unrealized gains and losses are reversed, and revenue is recognized for contracts that are physically settled. For contracts that are net settled, the realized gains and losses are recorded in cost of sales, with the exception of forward contracts, where their associated realized gain and losses are recorded in revenue and cost of sales, respectively.

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
The Company’s inventories, except for certain lower of cost or market basis products (as described below), are subsequently recorded at their fair market values. The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the condensed consolidated statements of operations.
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
The Company enters into product financing agreements for the transfer and subsequent option to reacquire its gold and silver inventory at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, charged by the third party finance company. During the term of the financing agreement, the third party company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the termination (repurchase) date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified as interest expense. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements, and are reflected in the condensed consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is restricted) are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of operations.
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
The Company accounts for uncertainty in income taxes under the provisions of ASC 740. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the condensed consolidated statements of operations. Please refer to Note 12 for further discussion regarding these provisions.
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
We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus (i) 2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 2.26% as of September 30, 2018.
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

•
The Company operates a financing business through CFC that makes secured loans at loan-to-value ratios—principal loan amount divided by the liquidation value, as conservatively estimated by management, of the collateral—of, in most cases, 50% to 85%. These loans are both variable and fixed interest rate loans, with some maturities on-demand and others from three to twelve months.

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
CFC May in Certain Circumstances Be Required to Repurchase Loans that It Has Securitized.
CFC has entered into a securitization financing whereby it has transferred, and may continue from time to time to transfer, to its subsidiary AMCF loans secured by precious metal coins or bullion. AMCF has issued 4.98% Class A Notes due 2023 and 5.98% Class B Notes due 2023 which are secured by these loans and related assets. While the notes are not recourse to the Company or CFC, CFC is required to provide certain warranties concerning the loans and the security interest in the metals collateral securing the loans. In the event the warranties made with respect to any loan are breached and the breach materially and adversely affects the interests of the noteholders, CFC is required to either cure the breach or repurchase the loan within specified a timeframe. If CFC were to default on its repurchase obligations, this could materially adversely affect the business of CFC, and could adversely affect the Company’s future ability to access the credit markets.
CFC and the Company have exposure to the performance of AM Capital Funding.
Regulation RR of the SEC requires the sponsor of an asset-backed securitization transaction, or certain of its affiliates, to retain an economic interest in the transaction. In compliance with this rule, CFC retained the equity interest in AMCF and the Company purchased $10,000,000 of Class B Notes, which are subordinated to the Class A Notes. In addition, CFC and the Company may, from time to time, also contribute cash or sell precious metals to AMCF in exchange for subordinated, deferred payment obligations from AMCF. If the performance of AMCF were to suffer such that AMCF were unable to service its notes, CFC and the Company could lose part or all of their investments in AMCF.
Under the terms of the servicing arrangements for the precious metals loan securitization, CFC may be required to liquidate the collateral securing securitized loans, even if this would impair relationships with its customers.
CFC is the servicer for the loans transferred to AMCF in the securitization transaction. If, under certain circumstances, the equity levels of the obligors on particular loans falls below a specified level and those obligors fail to pay in additional equity, CFC is required to liquidate the metals collateral securing those loans within a specified time period. CFC does not have the flexibility to defer or refrain from the liquidation, even if CFC were to determine that it would be in its best interests to do so. This requirement could impair valuable relationships that the Company may otherwise have with its customers whose loans have been securitized.

Our business is dependent on a concentrated customer base.
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 40.3% of A-Mark's revenues for the three months ended September 30, 2018. Those same two customers represented 48.5% of A-Mark's revenues for the three months ended September 30, 2017. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
We derive about 5% to 15% of our revenues from business outside the United States, including from customers in developing countries. Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries. These include risks of general applicability, such as the need to comply with multiple regulatory regimes; trade protection measures and import or export licensing requirements; and fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates. Currently, we do not conduct substantial business with customers in developing countries. However, if our business in these areas of the world were to increase, we would also face risks that are particular to developing countries, including the difficulty of enforcing agreements, collecting receivables, protecting inventory and other assets through foreign legal systems, limitations on the repatriation of earnings, currency devaluation and manipulation of exchange rates, and high levels of inflation.

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
To accomplish our growth strategy, we will require adequate sources of liquidity to fund both our existing business and our expansion activity. Currently, our main sources of liquidity are the cash that we generate from operations, our borrowing availability under the Trading Credit Facility and the proceeds from our securitization transaction through AMCF. There can be no assurance that these sources will be adequate to support the growth that we are hoping to achieve or that additional sources of financing for this purpose, in the form of additional debt or equity financing, will be available to us, on satisfactory terms or at all. Also, the Trading Credit Facility contains, and any future debt financing is likely to contain, various financial and other restrictive covenants. The need to comply with these covenants may limit our ability to implement our growth initiatives.
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
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, including the Tax Cuts and Jobs Act. The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. Further, subsequent adjustments, if any, related to our application of the Tax Act may become necessary as we finalize our analysis.
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
Risks Related to Our Acquisition of the Goldline Assets
We expect that our acquisition of the assets of Goldline, LLC will grow our business and create opportunities from cross-selling, but there is no assurance that this will be the case.
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
In order to fully achieve the anticipated benefits and synergies of our acquisition of the assets of Goldline, LLC, we will need to continue to integrate the Goldline business, which is now being conducted through a separate subsidiary of the Company, with our existing operations.  This integration process may take longer, may be more costly, and may require more time and attention of senior management than we anticipate.  If that were the case, the benefits that we hope to achieve from the acquisition may not be realized in the time frame we anticipate or at all.
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
We have suspended our dividend payments and may not be able to continue to pay dividends.
Effective March 2, 2015, the Board of Directors approved a cash dividend policy calling for the payment of a quarterly cash dividend of $0.05 per common share. The policy was amended on February 2, 2016 to provide for a quarterly cash dividend of $0.07 per common share, and then on January 26, 2017 to provide for a quarterly cash dividend of $0.08 per common share.
The Board of Directors has determined to suspend the Company's quarterly dividend in order to increase its financial flexibility and strengthen its balance sheet. Going forward, the Board of Directors will re-assess its capital resources and may or may not determine to reinstate the dividend based on that assessment.

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

A-MARK PRECIOUS METALS, INC.
Date:	November 9, 2018	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	November 9, 2018	By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	November 9, 2018
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	November 9, 2018
Cary Dickson	(Principal Financial Officer)