Form 10-Q
period 2018-12-31
A-Mark Precious Metals, Inc.
filed 2019-02-12
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018
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

As of February 1, 2019, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Six Months Ended December 31, 2018

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	December 31, 2018	June 30, 2018

ASSETS
Current assets:
Cash (1)	$11,830	$6,291
Receivables, net (1)	23,275	35,856
Derivative assets	1,601	7,395
Secured loans receivable (1)	104,757	110,424
Precious metals held under financing arrangements	226,905	262,566
Inventories:
Inventories (1)	193,872	166,176
Restricted inventories	82,413	113,940
	276,285	280,116

Income taxes receivable	1,527	1,553
Prepaid expenses and other assets (1)	1,754	2,782
Total current assets	647,934	706,983

Plant, property and equipment, net	7,261	8,018
Goodwill	8,881	8,881
Intangibles, net	6,357	6,861
Long-term investments	10,447	8,388
Deferred tax assets - non-current	3,211	3,870
Total assets	$684,091	$743,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$139,000	$200,000
Liability on borrowed metals	227,317	280,346
Product financing arrangements	82,413	113,940
Accounts payable	46,740	45,997
Derivative liabilities (1)	25,304	20,457
Accrued liabilities (1)	4,951	5,129
Total current liabilities	525,725	665,869
Debt obligation (related party)	—	7,226
Notes payable (1)	86,569	—
Other long-term liabilities (related party)	—	798
Total liabilities	612,294	673,893

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of December 31, 2018 and June 30, 2018	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 shares issued and outstanding as of December 31, 2018 and June 30, 2018	71	71
Additional paid-in capital	25,909	24,717
Retained earnings	42,968	40,910
Total A-Mark Precious Metals, Inc. stockholders’ equity	68,948	65,698
Non-controlling interest	2,849	3,410
Total stockholders’ equity	71,797	69,108
Total liabilities, non-controlling interest and stockholders’ equity	$684,091	$743,001

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

	December 31, 2018	June 30, 2018

ASSETS OF THE CONSOLIDATED VIE
Cash	$5,264	$—
Receivables, net	4	—
Secured loans receivable	55,715	—
Inventories	44,610	—
Prepaid expenses and other assets	39	—
Total assets of consolidated variable interest entities	$105,632	$—
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations (1)	$6,754	$—
Accrued liabilities	238	—
Derivative liabilities	2,111	—
Notes payable (2)	96,569	—
Total liabilities of consolidated variable interest entities	$105,672	$—

(1) This is an intercompany balance, which is eliminated in consolidation and hence not shown on the condensed consolidated balance sheets.
(2) $10.0 million of the Notes are held by A-Mark, which is eliminated in consolidation and hence not shown on the condensed consolidated balance sheets.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Revenues	$1,100,912	$1,680,738	$2,666,002	$3,844,528
Cost of sales	1,092,595	1,671,822	2,649,210	3,828,306
Gross profit	8,317	8,916	16,792	16,222

Selling, general and administrative expenses	(8,103)	(9,349)	(15,822)	(16,325)
Interest income	4,652	3,268	9,203	6,429
Interest expense	(4,656)	(3,359)	(8,208)	(6,092)
Other income	682	651	930	712
Unrealized gain (loss) on foreign exchange	52	139	(18)	38
Net income before provision for income taxes	944	266	2,877	984
Income tax expense	(242)	(324)	(741)	(598)
Net income (loss)	702	(58)	2,136	386
Net gain attributable to non-controlling interest	125	147	78	113
Net income (loss) attributable to the Company	$577	$(205)	$2,058	$273

Basic and diluted net income (loss) per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.08	$(0.03)	$0.29	$0.04
Diluted	$0.08	$(0.03)	$0.29	$0.04

Dividends per share	$—	$0.08	$—	$0.16

Weighted average shares outstanding:
Basic	7,031,400	7,031,400	7,031,400	7,031,400
Diluted	7,085,600	7,031,400	7,088,700	7,113,000

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interest	Total Stockholders’ Equity
Balance, June 30, 2018	7,031,450	$71	$24,717	$40,910	$65,698	$3,410	$69,108
Net income	—	—	—	2,058	2,058	78	2,136
Share-based compensation	—	—	553	—	553	—	553
Transactions with non-controlling interest	—	—	639	—	639	(639)	—
Balance, December 31, 2018	7,031,450	$71	$25,909	$42,968	$68,948	$2,849	$71,797

See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

Six Months Ended December 31,	2018	2017
Cash flows from operating activities:
Net income	$2,136	$386
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(30)	—
Depreciation and amortization	1,398	1,312
Amortization of loan cost	542	595
Deferred income taxes	659	(211)
Interest added to principal of secured loans	(10)	(29)
Change in accrued earn-out (non-cash)	(504)	(529)
Loss on debt extinguishment	7	—
Share-based compensation	553	738
Earnings from equity method investment	(559)	(179)
Changes in assets and liabilities:
Receivables	12,611	923
Secured loans	(737)	(289)
Secured loans to Former Parent	(4,458)	(1,502)
Derivative assets	5,794	17,013
Income tax receivable	26	(663)
Precious metals held under financing arrangements	35,661	—
Inventories	3,831	(38,035)
Prepaid expenses and other assets	708	(714)
Accounts payable	743	15,511
Derivative liabilities	4,847	(7,162)
Liabilities on borrowed metals	(53,029)	4,952
Accrued liabilities	(109)	(2,376)
Income taxes payable	—	(1,418)
Net cash provided by (used in) operating activities	10,080	(11,677)
Cash flows from investing activities:
Capital expenditures for property and equipment	(138)	(417)
Purchase of long-term investments	(1,500)	—
Secured loans, net	10,872	(3,913)
Acquisition of subsidiary, net of cash	—	(9,548)
Net cash provided by (used in) investing activities	9,234	(13,878)
Cash flows from financing activities:
Product financing arrangements, net	(31,527)	(15,182)
Dividends	—	(1,124)
Borrowings and repayments under lines of credit, net	(61,000)	34,000
Repayments on notes payable to related party	(7,500)	(500)
Proceeds from issuance of notes payable	90,000	7,500
Debt funding issuance costs	(3,748)	(187)
Net cash (used in) provided by financing activities	(13,775)	24,507

Net increase (decrease) in cash, cash equivalents, and restricted cash	5,539	(1,048)
Cash, cash equivalents, and restricted cash, beginning of period	6,291	13,059
Cash, cash equivalents, and restricted cash, end of period	$11,830	$12,011

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

Six Months Ended December 31,	2018	2017
( - Continued from preceding page - )
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,622	$4,775
Income taxes	$47	$2,908

Non-cash investing and financing activities:
Interest added to principal of secured loans	$10	$29
Debt funding issuance costs	$—	$534
Investment transactions with non-controlling interest	$639	$—

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
In August 2016, the Company formed AM&ST Associates, LLC ("AMST"), a joint venture with SilverTowne, L.P., referred to as SilverTowne, an Indiana-based producer of minted silver that resulted in the Company and SilverTowne, L.P. owning 55% and 45%, respectively, of AMST. During the first quarter of fiscal 2019, the Company increased its ownership interest of AMST to 69% and SilverTowne, L.P. currently owns 31% of AMST. The Company acquired its interest in AMST to provide greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments.
Secured Lending
The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation LLC ("CFC"). CFC has been in operation since 2005. CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors and collectors.
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

The Company entered into the Direct Sales segment through its acquisition of substantially all of the assets of Goldline, LLC ("Goldline, LLC" or the "Seller"), pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”), dated August 14, 2017, between Goldline (then known as Goldline Acquisition Corp.) and the Seller. The transaction closed on August 28, 2017 (the "Closing Date"). On the Closing Date, the estimated purchase price for the net assets was approximately $10.0 million (the “Initial Provisional Purchase Price”), which was based on the Seller’s preliminary balance sheet dated as of July 31, 2017. The net assets acquired consisted of both intangible assets, which the parties agreed had an aggregate fair value of $6.4 million, and specified net tangible assets of the Seller, which the parties initially agreed had an estimated aggregate fair value of $3.6 million, subject to post-closing adjustment. In connection with the closing, Goldline paid to the Seller an amount equal to the Initial Provisional Purchase Price less $1.5 million (the "Holdback Amount"), which amount was held back and deposited into escrow to serve as security for the Seller’s indemnification obligations under the Purchase Agreement.
Pro-Forma Information
The following table compares the unaudited consolidated financial information for the three and six months ended December 31, 2018 to unaudited pro-forma consolidated financial information for the three and six months ended December 31, 2017 , whereby the Company assumed that the acquisition of the net assets of Goldline, LLC occurred on July 1, 2017, that is, on the first day of fiscal year 2018, rather than on the actual acquisition date of August 28, 2017.

in thousands, except for EPS	(Unaudited)
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Pro-forma revenue	$1,100,912	$1,680,738	$2,666,002	$3,845,686
Pro-forma net income (loss)	$577	$(205)	$2,058	$325
Pro-forma basic earnings (loss) per share	$0.08	$(0.03)	$0.29	$0.05
Pro-forma dilutive earnings (loss) per share	$0.08	$(0.03)	$0.29	$0.05

The above pro-forma supplemental information does not purport to be indicative of what the Company's operations would have been had these transactions occurred on July 1, 2017 and should not be considered indicative of future operating results. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro-forma effects directly attributable to the acquisition of Goldline. The unaudited pro-forma information accounts for amortization of acquired intangible assets (based on the preliminary purchase price allocation and an estimate of their useful lives), incremental financing costs resulting from the acquisition, elimination of prior sales and purchases between the entities, elimination of acquisition costs and an application of the Company's tax rate. For the three and six months ended December 31, 2018 the Company used the tax rate of 25.6% and 25.8%, respectively. For the three and six months ended December 31, 2017 the Company used the tax rate of 37.5% and 37.5%, respectively. The unaudited pro-forma results do not include any anticipated cost savings or other effects of the integration of Goldline.
Related Agreements
In connection with the closing of the acquisition, Goldline entered into a privately placed credit facility in the amount of $7.5 million (the “Goldline Credit Facility”) with various lenders (the "Goldline Lenders"), which include some directors from the Company's Board, effective August 28, 2017. Borrowings under the Goldline Credit Facility were used to finance a portion of the consideration payable under the Purchase Agreement. The principal balance of the Goldline Credit Facility, together with a 2% prepayment premium of $150,000, was repaid in full on December 7, 2018. (See Note 14).
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The condensed consolidated financial statements reflect the financial condition, results of operations, statement of stockholder equity and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). These condensed consolidated financial statements include the accounts of A-Mark, and its wholly owned subsidiaries, CFC, AMTAG, TDS, Logistics, Goldline, its majority owned affiliate AMST, and its variable interest entity ("VIE") AMCF (collectively the “Company”). For the three and six months ended December 31, 2018 and 2017, net income equaled comprehensive income as there were no items of comprehensive income.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended 2018 (the “2018 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2018 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2018 Annual Report.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2018 and June 30, 2018.
As of December 31, 2018 and June 30, 2018, the Company has $0.4 million and $0.4 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California.

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
These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of December 31, 2018 and June 30, 2018, precious metals held under financing arrangements totaled $226.9 million and $262.6 million respectively.
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
We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. As of December 31, 2018 and June 30, 2018, the Company did not identify any impairments.
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
Other Sources of Revenue
The Company recognizes its storage, logistics and other services revenues in accordance with the FASB's release ASU 2014-09 Revenue From Contracts With Customers Topic 606 ("ASC 606"),  which follows five basic steps to determine whether revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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

Other Income
The Company's other income is derived from the Company's proportional interest in the reported net income or net loss in an investee accounted for under the equity method of accounting (see Note 9) and the gains or losses associated with revaluation adjustments to the contingent earn-out liability associated with our joint venture (AMST).
Contingent Earn-out Liability
We record an estimate of the fair value of contingent consideration related to the earn-out obligation to SilverTowne LP related to the SilverTowne Mint acquisition. On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST, which are considered Level 3 inputs (see Note 3). Consequentially, the assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. As of December 31, 2018 and June 30, 2018 the balance of the contingent liability was $84,000 and $588,000 respectively. The current portion of this liability is recorded as a component in accrued liabilities and the non-current portion of this liability is shown as a component in other long-term liabilities. The remaining annual contingent payout obligations, if achieved, would become due on October 30, 2019. Below is a reconciliation of the contingent earn out liability for the six months ended December 31, 2018.

in thousands
Contingent
Liabilities at fair value, based on Level 3 inputs:	Consideration
Balance at June 30, 2018	$588
Revaluation adjustment	(504)
Amount paid to SilverTowne, since the fiscal year end	—
Balance at December 31, 2018	$84

Advertising
Advertising expense was $648,000 and $1,059,000, respectively, for the three months ended December 31, 2018 and 2017. Advertising expense was $1,238,000 and $1,576,000, respectively, for the six months ended December 31, 2018 and 2017.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of operations. Shipping and handling costs incurred totaled $1,371,000 and $1,099,000, respectively, for the three months ended December 31, 2018 and 2017. Shipping and handling costs incurred totaled $3,111,000 and $2,183,000, respectively, for the six months ended December 31, 2018 and 2017.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares for the three and six months ended December 31, 2018 and 2017, is presented below.

in thousands
	Three Months Ended			Six Months Ended
	December 31, 2018	December 31, 2017		December 31, 2018	December 31, 2017
Basic weighted average shares outstanding	7,031	7,031		7,031	7,031
Effect of common stock equivalents — stock issuable under outstanding equity awards	55	—	(1)	58	82
Diluted weighted average shares outstanding	7,086	7,031		7,089	7,113
_________________________________
(1)
The Company incurred a net loss for the three months ended December 31, 2017, and hence the basic and diluted EPS were the same. The inclusion of 856,582 potential common shares (outstanding stock options) in the computation of net loss per share would have been anti-dilutive.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify aspects relating to the identification of performance obligations and improve the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12("ASU 2016-12"), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 address certain issues identified on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. The Company implemented these pronouncements in the first quarter of fiscal 2019, which did not have a significant effect on the financial results of the Company since a substantially all of the Company's revenue in fiscal years 2018 and 2017, fell under the authoritative guidance of ASC 815, which is outside the scope of ASC 606.
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
3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2018 and June 30, 2018.

in thousands
	December 31, 2018		June 30, 2018
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$11,830	$11,830	$6,291	$6,291
Receivables, net	23,275	23,275	35,856	35,856
Secured loans receivable	104,757	104,757	110,424	110,424
Derivative asset on open sale and purchase commitments, net	1,401	1,401	2,274	2,274
Derivative asset on option contracts	174	174	390	390
Derivative asset on futures contracts	—	—	238	238
Derivative asset on forward contracts	26	26	4,493	4,493
Income taxes receivable	1,527	1,527	1,553	1,553
Financial liabilities:
Lines of credit	$139,000	$139,000	$200,000	$200,000
Debt obligation (related party)	—	—	7,226	7,226
Liability on borrowed metals	227,317	227,317	280,346	280,346
Product financing arrangements	82,413	82,413	113,940	113,940
Derivative liability on margin accounts	2,718	2,718	3,804	3,804
Derivative liability on price protection programs	—	—	168	168
Derivative liability on open sale and purchase commitments, net	6,112	6,112	16,485	16,485
Derivative liability on futures contracts	3,230	3,230	—	—
Derivative liability on forward contracts	13,244	13,244	—	—
Accounts payable	46,740	46,740	45,997	45,997
Accrued liabilities	4,951	4,951	5,129	5,129
Other long-term liabilities (related party) (1)	—	—	798	798
Notes payable	86,569	86,569	—	—

(1) Includes estimated contingent amounts due to SilverTowne.

The fair values of the financial instruments shown in the above table as of December 31, 2018 and June 30, 2018 represent the amounts that would be received upon the sale of those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
The carrying amounts of cash, secured loans receivable, receivables, income taxes receivable, accounts payable, note payable, and accrued liabilities approximate fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities, liability on borrowed metals and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit and debt obligation approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value of other long-term liabilities represents the long-term portion of contingent earn-out liabilities that are remeasured on a quarterly basis.
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
Liability on Price Protection Programs. The Company records an estimate of the fair value of the liability on the price protection programs based on the difference between the contractual price at trade date and the retail price at the remeasurement date (i.e., quarter-end) based on the expected redemption rate. As of December 31, 2018, the Company used the quoted market price based on the current spot rate and used an expected redemption rate of 100%. The use of a throughput rate ignores the future price volatility that would affect the timing and rate of redemption under the program, and, as a result, the liability on the price protection programs is classified in Level 3 of the valuation hierarchy.

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
The Company values the contingent obligation by determining the likelihood that the company has achieved the following targeted amount of performance thresholds for each annual earn-out period. Such thresholds include (1) Producing a targeted amount of silver ounces, (2) Earning a targeted amount of operating income, and (3) Generating an operating cost per ounce that is less than a targeted level. Each category triggers a different annual payout obligation if achieved over a 3 year period, and as of December 31, 2018, the remaining annual contingent payout obligations, if achieved, would become due on October 30, 2019. The company re-assesses this contingent obligation each quarter based on the most current facts and market conditions. The obligation continues to remain as a liability at its original recorded value unless, based on each quarterly evaluation, it becomes evident the Company will not achieve all or part of the threshold performance targets. In such case, the obligation is adjusted to its more current estimated value.
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and June 30, 2018, aggregated by the level in the fair value hierarchy within which the measurements fall:

	December 31, 2018
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$276,238	$—	$—	$276,238
Precious metals held under financing arrangements	226,905	—	—	226,905
Derivative assets — open sale and purchase commitments, net	1,401	—	—	1,401
Derivative assets — option contracts	174	—	—	174
Derivative assets — forward contracts	26	—	—	26
Total assets, valued at fair value	$504,744	$—	$—	$504,744

Liabilities:
Liability on borrowed metals	$227,317	$—	$—	$227,317
Product financing arrangements	82,413	—	—	82,413
Derivative liabilities — liability on margin accounts	2,718	—	—	2,718
Derivative liabilities — open sale and purchase commitments, net	6,112	—	—	6,112
Derivative liabilities — future contracts	3,230	—	—	3,230
Derivative liabilities — forward contracts	13,244	—	—	13,244
Contingent earn-out liability	$—	$—	$84	$84
Total liabilities, valued at fair value	$335,034	$—	$84	$335,118
____________________
(1) Commemorative coin inventory totaling $47,000 is held at lower of cost or market and is thus excluded from this table.

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
The Company evaluates its goodwill and other indefinite-lived intangibles for impairment on non-recurring basis in the fourth quarter of the fiscal year, or more frequently if indicators of potential impairment exist. As of June 30, 2018, the carrying value of the Company's indefinite-lived intangible and goodwill assets totaled $3.2 million and $8.9 million, respectively. As of December 31, 2018 , the carrying value of the Company's indefinite-lived intangible and goodwill assets totaled $3.2 million and $8.9 million, respectively (see Note 8).
The Company's two investments in noncontrolled entities do not have readily determinable fair values. Quoted prices of the investments are not available, and the Company identified no impairment indicators that may affect the carrying value of these investments. Based on the Company's assessment of the carrying value of these assets, during the three and six months ended December 31, 2018 and 2017 the Company did not record any impairments related to these investments. As of December 31, 2018 and June 30, 2018, the carrying value of the Company's investments totaled $10.4 million and $8.4 million, respectively.

4.	RECEIVABLES
Receivables consist of the following as of December 31, 2018 and June 30, 2018:

in thousands
	December 31, 2018	June 30, 2018

Customer trade receivables	$7,131	$22,813
Wholesale trade advances	13,101	10,722
Due from brokers	3,043	2,351
Subtotal	23,275	35,886
Less: allowance for doubtful accounts	—	(30)
Receivables, net	$23,275	$35,856

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

in thousands
Period ended:	Beginning Balance	Provision	Charge-off	Ending Balance
Six Months Ended December 31, 2018	$30	$(30)	$—	$—
Year Ended June 30, 2018	$30	$—	$—	$30

5.	SECURED LOANS RECEIVABLE
Below is a summary of the carrying value of our secured loans as of December 31, 2018 and June 30, 2018:

in thousands
	December 31, 2018		June 30, 2018

Secured loans originated	$33,854		$23,300
Secured loans originated - with a related party	16,981		12,523
	50,835		35,823
Secured loans acquired	53,922	(1)	74,601	(2)
Secured loans	$104,757		$110,424
_________________________________
(1)    Includes $29 thousand of loan premium as of December 31, 2018.
(2)    Includes $54 thousand of loan premium as of June 30, 2018.
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
    As of December 31, 2018 and June 30, 2018, our secured loans carried weighted-average effective interest rates of 9.6% and 9.6%, respectively, and mature in periods generally ranging typically from on-demand to one year.
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

in thousands
	December 31, 2018		June 30, 2018
Bullion	$69,313	66.2%	$72,128	65.3%
Numismatic and semi-numismatic	35,444	33.8	38,296	34.7
	$104,757	100.0%	$110,424	100.0%
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

in thousands
	December 31, 2018		June 30, 2018
Loan-to-value of 75% or more	$55,446	52.9%	$69,629	63.1%
Loan-to-value of less than 75%	49,311	47.1	40,795	36.9
Secured loans collateralized by precious metal products	$104,757	100.0%	$110,424	100.0%
    The Company had no loans with a loan-to-value ratio in excess of 100% at December 31, 2018 or June 30, 2018.
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
For the three months ended December 31, 2018 and 2017, the Company incurred no loan impairment costs. For the six months ended December 31, 2018 and 2017, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at December 31, 2018 and June 30, 2018:

in thousands
	December 31, 2018	June 30, 2018
Inventory held for sale	$65,844	$32,605
Repurchase arrangements with customers	98,187	104,907
Consignment arrangements with customers	6,196	10,785
Commemorative coins, held at lower of cost or market	47	99
Borrowed precious metals	23,598	17,780
Product financing arrangements, restricted	82,413	113,940
	$276,285	$280,116
Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company that is not subject to repurchase or consignment arrangements with third parties. As of December 31, 2018 and June 30, 2018, the inventory held for sale totaled $65.8 million and $32.6 million, respectively.
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
These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2018 and June 30, 2018, included within inventory is $98.2 million and $104.9 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventories loaned under consignment arrangements to customers as of December 31, 2018 and June 30, 2018 totaled $6.2 million and $10.8 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventory at the lower of cost or market and totaled $47,000 and $99,000 as of December 31, 2018 and June 30, 2018, respectively.
Borrowed Precious Metals. Borrowed precious metals inventories include: (1) metals held by suppliers as collateral on advanced pool metals, (2) amounts due to suppliers for the use of consigned inventory, (3) unallocated metal positions held by customers in the Company’s inventory, and (4) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals, or cash. The Company's inventories included borrowed precious metals with market values totaling $23.6 million and $17.8 million as of December 31, 2018 and June 30, 2018, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.
Product Financing Arrangements. In substance, these inventories represent amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of operations. Such obligations totaled $82.4 million and $113.9 million as of December 31, 2018 and June 30, 2018, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.) As of December 31, 2018 and June 30, 2018, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $5.5 million and $(5.4) million, respectively.
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
The premium component, at market value, included in the inventories as of December 31, 2018 and June 30, 2018 totaled $4.0 million and $3.5 million, respectively.

7. PLANT, PROPERTY AND EQUIPMENT
Plant, property and equipment consists of the following at December 31, 2018 and June 30, 2018:

in thousands
	December 31, 2018	June 30, 2018
Office furniture, and fixtures	$2,056	$2,056
Computer equipment	757	757
Computer software	3,475	3,471
Plant equipment	2,821	2,701
Building	319	315
Leasehold improvements	2,804	2,796
Total depreciable assets	12,232	12,096
Less: accumulated depreciation	(6,490)	(5,597)
Property and equipment not placed in service	1,483	1,483
Land	36	36
Plant, property and equipment, net	$7,261	$8,018
Depreciation expense for the three months ended December 31, 2018 and 2017 was $448,000 and $530,000, respectively. Depreciation expense for the six months ended December 31, 2018 and 2017 was $893,000 and $902,000, respectively.
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
Due to the Company's acquisition of Goldline, the Company recorded $5.0 million and $1.4 million of additional identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal and represents their fair values at the acquisition date. The Company’s investment in Goldline created synergies between Goldline's direct marketing operation and the Company’s established distribution network, secured storage and lending operations that is expected to lead to increased product margin spreads, lower distribution and storage costs for Goldline, and a larger customer base for the Company's secured lending operations.

The carrying value of goodwill and other purchased intangibles as of December 31, 2018 and June 30, 2018 is as described below:

dollar amounts in thousands
		December 31, 2018				June 30, 2018
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	8,848	(5,921)	—	2,927	8,848	(5,467)	—	3,381
Non-compete and other	3 - 5	2,300	(2,089)	—	211	2,300	(2,056)	—	244
Employment agreement	3	295	(239)	—	56	295	(222)	—	73
Intangibles subject to amortization		11,443	(8,249)	—	3,194	11,443	(7,745)	—	3,698

Trade name	Indefinite	$4,454	$—	$(1,291)	$3,163	$4,454	$—	$(1,291)	$3,163

Identifiable intangible assets		$15,897	$(8,249)	$(1,291)	$6,357	$15,897	$(7,745)	$(1,291)	$6,861

Goodwill	Indefinite	$10,245	$—	$(1,364)	$8,881	$10,245	$—	$(1,364)	$8,881

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended December 31, 2018 and 2017 was $252,000 and $253,000, respectively. Amortization expense related to the Company's intangible assets for the six months ended December 31, 2018 and 2017 was $504,000 and $410,000, respectively.
Impairment
    The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018. No further impairment of goodwill or intangible assets has occurred for the six months ended December 31, 2018.
Estimated Amortization
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2019 (6 months remaining)	$507
2020	1,011
2021	599
2022	571
2023	128
Thereafter	378
Total	$3,194

9.	LONG-TERM INVESTMENTS
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

in thousands
	December 31, 2018	June 30, 2018
Equity method investment	$8,447	$7,888
Cost method investment	2,000	500
	$10,447	$8,388
Equity Method Investment
The Company applies the equity method of accounting for its investment in which it has aggregate ownership interest of 20.6%. Under the equity method of accounting, the carrying value of the investment is adjusted for the Company's proportional share of the investee's reported earnings or losses with the corresponding share of earnings or losses reported in other income (expense) on the condensed consolidated statements of operations. The Company's proportionate share of the investee’s net income totaled $311,000 and $122,000 for the three months ended December 31, 2018 and 2017, respectively. The Company's proportionate share of the investee’s net income totaled $559,000 and $179,000 for the six months ended December 31, 2018 and 2017, respectively.
Cost Method Investment
The Company applies the cost method to its investment in which its ownership percentage, based on the number of fully dilutive common shares outstanding, was 7.4% and 2.5% as of December 31, 2018 and June 30, 2018, respectively. As of December 31, 2018 and June 30, 2018, the aggregate carrying balance of this investment was $2.0 million and $0.5 million, respectively.

10.	ACCOUNTS PAYABLE
Accounts payable consists of the following:

in thousands
	December 31, 2018	June 30, 2018
Trade payables to customers	$498	$175
Advances from customers	41,051	42,615
Deferred revenue	2,863	2,107
Other accounts payable	2,328	1,100
	$46,740	$45,997

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of December 31, 2018 and June 30, 2018.

	December 31, 2018				June 30, 2018

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$4,522	$(3,121)	$—	$1,401	$2,602	$(328)	$—	$2,274
Option contracts	174	—	—	174	390	—	—	390
Future contracts	—	—	—	—	238	—	—	238
Forward contracts	26	—	—	26	4,577	(84)	—	4,493
	$4,722	$(3,121)	$—	$1,601	$7,807	$(412)	$—	$7,395
Nettable derivative liabilities:
Open sale and purchase commitments	$10,261	$(4,149)	$—	$6,112	$17,132	$(647)	$—	$16,485
Margin accounts	6,932	—	(4,214)	2,718	5,988	—	(2,184)	3,804
Liability of price protection programs	—	—	—	—	168	—	—	168
Future contracts	3,230	—	—	3,230	—	—	—	—
Forward contracts	13,298	(54)	—	13,244	—	—	—	—
	$33,721	$(4,203)	$(4,214)	$25,304	$23,288	$(647)	$(2,184)	$20,457
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
Below is a summary of the net gains (losses) on derivative instruments for the three and six months ended December 31, 2018 and 2017.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open future commodity and forward contracts and open sale and purchase commitments, net	$8,408	$(22,260)	$(11,490)	$(10,003)
Realized (losses) gains on future commodity contracts, net	(1,239)	9,635	3,526	12,022
	$7,169	$(12,625)	$(7,964)	$2,019
The Company’s net gains on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the condensed consolidated statements of operations.

Summary of Hedging Positions
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of December 31, 2018 and at June 30, 2018.

in thousands
	December 31, 2018	June 30, 2018
Inventory	$276,285	$280,116
Precious metals held under financing arrangements	226,905	262,566
	503,190	542,682

Less unhedgeable inventory:
Commemorative coin inventory, held at lower of cost or market	(47)	(99)
Premium on metals position	(4,026)	(3,530)
Precious metal value not hedged	(4,073)	(3,629)

	499,117	539,053

Commitments at market:
Open inventory purchase commitments	261,829	342,287
Open inventory sales commitments	(180,204)	(138,022)
Margin sale commitments	(6,932)	(5,988)
In-transit inventory no longer subject to market risk	(1,340)	(1,060)
Unhedgeable premiums on open commitment positions	3,442	541
Borrowed precious metals	(227,317)	(280,346)
Product financing arrangements	(82,413)	(113,940)
Advances on industrial metals	852	6,044
	(232,083)	(190,484)

Precious metal subject to price risk	267,034	348,569

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	201,252	274,994
Precious metals futures contracts at market values	64,508	72,421
Total market value of derivative financial instruments	265,760	347,415

Net precious metals subject to commodity price risk	$1,274	$1,154

Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of December 31, 2018 and June 30, 2018, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	December 31, 2018	June 30, 2018
Purchase commitments	$261,829	$342,287
Sales commitments	$(180,204)	$(138,022)
Margin sales commitments	$(6,932)	$(5,988)
Open forward contracts	$201,252	$274,994
Open futures contracts	$64,508	$72,421
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2018, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized gains on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of operations totaled $52,000 and $139,000 for the three months ended December 31, 2018 and 2017, respectively. Unrealized gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of operations totaled $(18,000) and $38,000 for the six months ended December 31, 2018 and 2017, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands	December 31, 2018	June 30, 2018
Foreign exchange forward contracts	$3,128	$4,130
Open sale and purchase commitment transactions, net	$3,847	$3,026

12.     INCOME TAXES
Income from operations before provision for income taxes is shown below:

in thousands	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
U.S.	$934	$266	$2,859	$950
Foreign	10	—	18	34
Net income before provision for income taxes	$944	$266	$2,877	$984

The Company files a consolidated federal income tax return based on a June 30 tax year end. The expense from provision for income taxes for the three and six months ended December 31, 2018 and 2017 consists of the following:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Federal	$202	$314	$621	$566
State and local	38	10	116	31
Foreign	2	—	4	1
Provision for income taxes	$242	$324	$741	$598

The effective tax rate for the three and six months ended December 31, 2018 and 2017 are set forth below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Effective tax rate	25.6%	121.8%	25.8%	60.8%

Tax Cuts and Jobs Act
The comparability of our effective tax rate in the three and six months ended December 31, 2018 compared to the corresponding prior year period was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which was effective for the Company starting in our second quarter of fiscal 2018. Information regarding our adoption and prospective impacts of the Tax Act on our tax is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018. We completed our assessment of the income tax effects of the Tax Act within the measurement period as required in ASU 2018-05 ("SAB 118").
Tax Balances and Activity
Income Taxes Receivable and Payable
As of December 31, 2018 and June 30, 2018, income taxes receivable totaled $1.5 million and $1.6 million, respectively.
Deferred Tax Assets and Liabilities
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2018 and June 30, 2018, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.
As of December 31, 2018, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.6 million and a federal deferred tax asset of $1.6 million. As of June 30, 2018, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.7 million and a federal deferred tax asset of $2.2 million.
Net Operating Loss Carryforwards
As of December 31, 2018 and June 30, 2018, the Company has approximately $3.3 million and $2.9 million of federal net operating loss carryforwards and approximately $15.6 million and $15.5 million, state and city net operating loss carryforwards, respectively. The Company's combined federal, state and city tax-effected net operating loss carryforwards totaled, as of December 31, 2018 and June 30, 2018, $1.8 million and $1.7 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2022.
Unrecognized Tax Benefits
The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of operations. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. For the three and six months ended December 31, 2018 there was no material movement in unrecognized tax benefits including interest and penalties.

Tax Examinations
Information related to open tax examinations is included in our 2018 Annual Report  on Form 10-K for the fiscal year ended June 30, 2018. All open tax examinations remain open, except for the IRS examination of the Company's fiscal 2015 federal tax return.
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
Balances with Affiliated Companies or Persons
As of December 31, 2018 and June 30, 2018, the Company had related party receivables and payables balances as set forth below:

in thousands
	December 31, 2018				June 30, 2018
	Receivables		Payables		Receivables	Payables
Former Parent/Stack's Bowers	$17,264	(1)	$—		$13,240	$—
Equity method investee	—		693	(2)	—	920
SilverTowne	266	(3)	—		—	242
Goldline Lenders(4)	—		—		—	7,710
	$17,530		$693		13,240	$8,872

_________________________________
(1) Balance principally includes two secured lines of credit with a balance of $11.0 million and $6.0 million (shown as a component of secured loans receivables). See "Secured Lines of Credit with Stack's Bowers", below.

(2) Balance primarily represents open trade payables, net (shown as a component of accounts payable).
(3) Balance primarily represents trade receivables, net (shown as a component of receivables).
(4) Principal balance of the Goldline Credit Facility of $7.5 million was repaid in full on December 7, 2018 before the August 2020 maturity date. The principal payment included a 2% premium of $150,000 (See Note 14 for further details.)

Secured Lines of Credit with Stack's Bowers
On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $5.3 million. The loan is secured by precious metals and numismatic products. As of December 31, 2018 and June 30, 2018, the aggregate carrying value of this loan was $6.0 million and $3.0 million, respectively.
On March 1, 2018, CFC entered into a loan agreement with Stack's-Bowers providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers on the ultimate sale of the products. As of December 31, 2018 and June 30, 2018, the aggregate carrying value of this loan was $11.0 million and $9.5 million, respectively.
Long Term Debt Obligation with Goldline Lenders
On December 7, 2018, the Company repaid the $7.5 million principal amount outstanding under the Goldline Credit Facility to the Goldline Lenders.  Under the terms of the principal repayment, the applicable credit and related agreements have been terminated and none of the parties thereto has any further rights or obligations thereunder (see Note 14).
Activity with Affiliated Companies or Persons
Sales and Purchases Made to Affiliated Companies
During the three and six months ended December 31, 2018 and 2017, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Former Parent/Stack's Bowers	$1,613	$1,187	$8,065	$1,152	$19,088	$17,959	$12,497	$3,541
Equity method investee	97,531	1,787	112,316	670	198,095	4,149	194,287	1,028
SilverTowne	4,543	876	4,133	6,280	8,681	1,337	7,283	6,379
	$103,687	$3,850	$124,514	$8,102	$225,864	$23,445	$214,067	$10,948
Interest Income Earned from Affiliated Companies
During the three and six months ended December 31, 2018 and 2017, the Company earned interest income related to loans made to Stack's Bowers and related to financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Interest income from secured loans receivables	$275	$51	$489	$53
Interest income from finance products and repurchase arrangements	1,539	576	3,262	1,120
	$1,814	$627	$3,751	$1,173

Interest Expense Incurred Related to Notes Payable and Long-Term Debt Obligation
During the three and six months ended December 31, 2018 and 2017, the Company incurred interest expense (including debt amortization costs) related to the debt payable to SilverTowne and the Goldline Lenders, as set forth below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Interest expense incurred related to notes payable	$—	$1	$—	$1
Interest expense incurred related to long-term debt obligation	147	201	$342	$279
	$147	$202	$342	$280

Other Income Earned from Equity Method Investee
During the three months ended December 31, 2018 and 2017, the Company recorded its proportional share of its equity method investee's net income as other income that total $311,000 and $122,000, respectively. During the six months ended December 31, 2018 and 2017, the Company recorded its proportional share of its equity method investee's net income as other income that totalled $559,000 and $179,000, respectively. As of December 31, 2018 and June 30, 2018, the carrying balance of the equity method investment was $8.4 million and $7.9 million, respectively.
Other Expense Incurred with Goldline Lenders
On December 7, 2018, in connection $7.5 million payment of principal under the Goldline Credit Facility, the Goldline Lenders received a 2% ($150,000) premium (see Note 14).

14.	FINANCING AGREEMENTS
Lines of Credit
The Company has an uncommitted demand revolving credit facility ("Trading Credit Facility”) provided to the Company by a syndicate of financial institutions, with Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent and Natixis, New York Branch acting as syndication agent.  The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis.  As of December 31, 2018, the Trading Credit Facility provided the Company with access up to $260.0 million, featuring a $210.0 million base, with a $50.0 million accordion option. The Trading Credit Facility is scheduled to mature on March 29, 2019. As of December 31, 2018, the Company incurred $2.6 million of loan costs in connection with the Trading Credit Facility, which was capitalized and is being amortized over the term of the Trading Credit Facility. As of December 31, 2018 and June 30, 2018, the remaining unamortized balance was approximately $0.2 million and $0.5 million, respectively. The Company is in the process of negotiating the renewal of the Trading Credit Facility.
The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 2.50% and 2.09% as of December 31, 2018 and June 30, 2018, respectively. Borrowings are due on demand and totaled $139.0 million and $200.0 million at December 31, 2018 and at June 30, 2018, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility after taking into account current borrowings, totaled $5.3 million and $22.1 million as determined on December 31, 2018 and on June 30, 2018, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of December 31, 2018 the minimum tangible net worth financial covenant under the Trading Credit Facility was $47.5 million. The Company is in compliance with all restrictive financial covenants as of December 31, 2018.
Interest expense related to the Company’s lines of credit totaled $1.9 million and $2.0 million, which represents 39.9% and 59.2% of the total interest expense recognized, for the three months ended December 31, 2018 and 2017, respectively. Our lines of credit carried a daily weighted average effective interest rate of 4.80% and 3.81%, respectively, for the three months ended December 31, 2018 and 2017.
Interest expense related to the Company’s lines of credit totaled $3.9 million and $3.7 million, which represents 47.4% and 61.1% of the total interest expense recognized, for the six months ended December 31, 2018 and 2017, respectively. Our lines of credit carried a daily weighted average effective interest rate of 4.66% and 3.78%, respectively, for the six months ended December 31, 2018 and 2017.
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
The Goldline Credit Facility was secured by a first priority lien on substantially all of the assets of Goldline, and was guaranteed by the Company. Interest on the Goldline Credit Facility was payable quarterly in arrears at the rate of 8.5% per annum, and the Goldline Lenders under the Goldline Credit Facility were entitled to an additional funding fee payment at maturity equal to the greater of 3.0% of the principal amount of the Goldline Credit Facility and 10.0% of cumulative EBITDA (for the periods ending June 30, 2018, 2019 and 2020) of Goldline in excess of $10.0 million, on a pro rata basis. The Goldline Credit Facility had a three-year maturity, and all outstanding principal and unpaid interest was due upon maturity (August 28, 2020).
On December 7, 2018, the Company repaid the $7.5 million principal amount outstanding under the Goldline Credit Facility to the Goldline Lenders, together with a 2% ($150,000) premium (shown as a component of other expense) and unpaid interest through the date of repayment (shown as a component of interest expense).  Under the terms of the repayment, the applicable credit and related agreements have been terminated and none of the parties thereto has any further rights or obligations thereunder.
As of December 31, 2018 and June 30, 2018, the carrying balance of the Goldline Credit facility was $0.0 million and $7.2 million, respectively, and the remaining unamortized loan cost balance was approximately $0.0 million and $0.3 million, respectively, which is amortized ratably through the maturity date. As of December 31, 2018, the balance of the loan fee payable was $0.0 million.

Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $147,000 which represents 3.2% of the total interest expense recognized, for the three months ended December 31, 2018. The Goldline Credit Facility's weighted average effective interest rate was 8.83% for the three months ended December 31, 2018. Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $200,000 which represents 6.0% of the total interest expense recognized, for the three months ended December 31, 2017. The Goldline Credit Facility's weighted average effective interest rate was 9.29% for the three months ended December 31, 2017.
Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $342,000 which represents 4.2% of the total interest expense recognized, for the six months ended December 31, 2018. The Goldline Credit Facility's weighted average effective interest rate was 8.84% for the six months ended December 31, 2018. Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $279,000 which represents 4.6% of the total interest expense recognized, for the six months ended December 31, 2017. The Goldline Credit Facility's weighted average effective interest rate was 9.33% for the six months ended December 31, 2017.
The obligations of Goldline and the Company under the Goldline Credit Facility had been subordinated to the Company’s obligations under the Trading Credit Facility (see Lines of Credit, above in Note 14). Under the subordination agreements, the Goldline Lenders were permitted to collect quarterly interest-only payments and a balloon payment of principal and accrued interest at the end of the loan term, provided that no event of default is continuing under the Trading Credit Facility and the Company was in pro-forma compliance with the financial covenants under the Trading Credit Facility.
Goldline Lenders
The following table shows the directors, executive officer and principal stockholder that participated in the Goldline Credit Facility transaction, and provides related information:

Goldline Lenders	Position/Relationship		Amount of Company Indebtedness Acquired (1)

Gregory N. Roberts	Chief Executive Officer, Director and principal stockholder	(2)	$587,500	(2)
William A. Richardson	Principal stockholder	(3)	587,500	(3)
Jeffrey D. Benjamin	Chairman of the Board and Director		1,000,000
Ellis Landau	Director		375,000
William Montgomery	Director		1,500,000
Jess Ravich	Director		500,000	(4)
			4,550,000
7 other persons	Non-affiliated members		2,950,000
			$7,500,000

_________________________________

(1)
The amount shown was expected to remain outstanding throughout the term of the Goldline Credit Facility, with repayment due in August 2020. However, in December 2018, the Company prepaid the principal, accrued interest and a 2% premium to the lenders.

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
As of December 31, 2018, the consolidated carrying balance of the Note was $86.6 million (which excludes the $10.0 million note that the Company retained) , and the remaining unamortized loan cost balance was approximately $3.4 million, which is amortized using the effective interest method through the maturity date. As of December 31, 2018, the balance of the interest payable was $234,000.
Interest on the Note is payable monthly in arrears at the aggregate rate of 5.26% per annum. For the three months ended December 31, 2018, the interest expense related to the Note (including loan amortization costs) totaled $1,445,000 which represents 31.0% of the total interest expense recognized by the Company. For the three months ended December 31, 2018, the Notes' weighted average effective interest rate was 5.88% . For the six months ended December 31, 2018, the interest expense related to the Note (including loan amortization costs) totaled $1,699,000 which represents 20.7% of the total interest expense recognized by the Company. For the six months ended December 31, 2018, the Notes' weighted average effective interest rate was 5.88%.
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
The assets and liabilities of the VIE are shown on the face of the condensed consolidated balance sheets of the Company at December 31, 2018 and June 30, 2018.
Liability on Borrowed Metals
The Company recorded liabilities on borrowed precious metals with market values totaling $227.3 million and $280.3 million as of December 31, 2018 and June 30, 2018, respectively, with the corresponding metals reflected on the condensed consolidated balance sheets.
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
Product Financing Arrangements
The Company has agreements with financial institutions (third parties) that allows the Company to transfer its gold and silver inventory at an agreed-upon price based on the spot price with these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of operations. Such obligation totaled $82.4 million and $113.9 million as of December 31, 2018 and June 30, 2018, respectively.
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
As of December 31, 2018, 418,395 shares were available for grant under the 2014 Plan.
Valuation and Significant Assumptions of Equity Awards Issued
The Company uses the Black-Scholes option pricing model, which uses various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates.
Stock Options
During the three months ended December 31, 2018 and 2017, the Company incurred $284,144 and $302,073 of compensation expense related to stock options, respectively. During the six months ended December 31, 2018 and 2017, the Company incurred $553,176 and $738,480 of compensation expense related to stock options, respectively. As of December 31, 2018, there was total remaining compensation expense of $1.5 million related to employee stock options, which will be recorded over a weighted average period of approximately 2.0 years.

The following table summarizes the stock option activity for the six months ended December 31, 2018.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2018	842,515	$17.59	$821	$5.99
Granted	105,050	$13.50
Cancellations, expirations and forfeitures	(400)	$16.52
Outstanding at December 31, 2018	947,165	$17.13	$527	$5.89

Exercisable at December 31, 2018	564,114	$16.37	$527	$6.10

Following is a summary of the status of stock options outstanding at December 31, 2018

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	3.85	$8.39	134,239	3.85	$8.39
$10.01	$15.00	243,938	7.22	$12.78	98,888	3.78	$11.94
$15.01	$25.00	468,988	7.64	$20.12	280,987	7.57	$20.13
$25.01	$60.00	100,000	7.14	$25.50	50,000	7.14	$25.50
		947,165	6.94	$17.13	564,114	5.98	$16.37
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
17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the three and six months ended December 31, 2018 and 2017 are presented on a comparative basis in the table below:

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,100,912	100.0%	$1,680,738	100.0%	$2,666,002	100.0%	$3,844,528	100.0%
Customer concentrations
HSBC Bank USA (1)	$244,871	22.2%	$407,509	24.2%	$624,993	23.4%	$918,773	23.9%
Mitsubishi Intl. Corp. (1)	104,026	9.5	382,761	22.8	354,932	13.4	919,874	23.9
	$348,897	31.7%	$790,270	47.0%	$979,925	36.8%	$1,838,647	47.8%
________________________________
(1)
Sales with this trading partner is primarily comprised of sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product.

Customers providing 10 percent or more of the Company's accounts receivable as of December 31, 2018 and June 30, 2018 are presented on a comparative basis in the table below:

in thousands
	December 31, 2018		June 30, 2018

	Amount	Percent	Amount	Percent
Total accounts receivable, net	$23,275	100.0%	$35,856	100.0%
Customer concentrations
Customer A	$3,558	15.2%	$14,967	41.7%
Customer B	5,179	22.3	7,468	20.8
	$8,737	37.5%	$22,435	62.5%
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
Revenue

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Revenue by segment (1)
Wholesale Trading & Ancillary Services (2)	$1,088,188		$1,651,442		$2,642,501		$3,804,862
Direct Sales	12,724	(a)	29,296	(b)	23,501	(c)	39,666	(d)
Total revenue	$1,100,912		$1,680,738		$2,666,002		$3,844,528

_________________________________
(1) Intercompany purchases from and sales to the Direct Sales segment are transacted at Wholesale Trading & Ancillary Services segment's prices, which is consistent with arms-length transactions with third-parties.

(2) The elimination of intercompany sales are reflected in the Wholesale Trading & Ancillary Services segment.
(a) Includes $0.1 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b) Includes $10.8 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(c) Includes $0.3 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(d) Includes $17.7 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Revenue by geographic region (as determined by the shipping address or where the services were performed):
United States	$968,883	$1,579,893	$2,344,519	$3,631,814
Europe	48,609	73,022	138,761	127,380
North America, excluding United States	82,285	26,896	178,669	81,774
Asia Pacific	614	374	2,957	1,726
Africa	—	1	1	1
Australia	521	552	1,095	1,833
Total revenue	$1,100,912	$1,680,738	$2,666,002	$3,844,528

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Gross profit by segment
Wholesale Trading & Ancillary Services	$6,804	$7,168	$14,216	$12,813
Direct Sales	1,513	1,748	2,576	3,409
Total gross profit	$8,317	$8,916	$16,792	$16,222
Gross margin percentage by segment
Wholesale Trading & Ancillary Services	0.625%	0.434%	0.538%	0.337%
Direct Sales	11.891%	5.967%	10.961%	8.594%
Weighted average gross margin percentage	0.755%	0.530%	0.630%	0.422%

Operating income and (expenses)

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Operating income and (expenses) by segment
Wholesale Trading & Ancillary Services
Selling, general and administrative expenses	$(5,649)	$(5,376)	$(10,907)	$(10,786)
Interest income	$2,354	$998	$4,406	$2,056
Interest expense	$(2,974)	$(1,873)	$(4,854)	$(3,392)
Other income, net	$867	$790	$1,045	$750
Secured Lending
Selling, general and administrative expenses	$(344)	$(348)	$(689)	$(731)
Interest income	$2,298	$2,270	$4,797	$4,373
Interest expense	$(1,535)	$(1,286)	$(3,012)	$(2,421)
Other income, net	$24	$—	$24	$—
Direct Sales
Selling, general and administrative expenses	$(2,110)	$(3,625)	$(4,226)	$(4,808)
Interest expense	$(147)	$(200)	$(342)	$(279)
Other expense, net	(157)	—	$(157)	$—

Net (loss) income before provision for income taxes

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net (loss) income before provision for income taxes by segment
Wholesale Trading & Ancillary Services	$1,402	$1,707	$3,906	$1,441
Secured Lending	443	636	1,120	1,221
Direct Sales	(901)	(2,077)	(2,149)	(1,678)
Total net income before provision for income taxes	$944	$266	$2,877	$984
Depreciation and Amortization

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Depreciation and amortization by segment
Wholesale Trading & Ancillary Services	$(395)	$(427)	$(791)	$(758)
Secured Lending	—	(1)	—	(2)
Direct Sales	(306)	(355)	(607)	(552)
Total depreciation and amortization	$(701)	$(783)	$(1,398)	$(1,312)
Advertising expense

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Advertising expense by segment
Wholesale Trading & Ancillary Services	$(161)	$(183)	$(268)	$(284)
Secured Lending	(1)	(7)	(4)	(18)
Direct Sales	(486)	(869)	(966)	(1,274)
Total advertising expense	$(648)	$(1,059)	$(1,238)	$(1,576)

Precious metals held under financing arrangements

in thousands
	December 31, 2018	June 30, 2018
Precious metals held under financing arrangements by segment
Wholesale Trading & Ancillary Services	$226,905	$262,566
Total precious metals held under financing arrangements	$226,905	$262,566

Inventory

in thousands
	December 31, 2018	June 30, 2018
Inventories by segment
Wholesale Trading & Ancillary Services	$268,527	$272,034
Direct Sales	7,758	8,082
Total inventories	$276,285	$280,116

in thousands
	December 31, 2018	June 30, 2018
Inventories by geographic region
United States	$265,214	$273,008
Europe	2,005	1,965
North America, excluding United States	8,279	4,976
Asia	787	167
Total inventories	$276,285	$280,116

Assets

in thousands
	December 31, 2018	June 30, 2018
Assets by segment
Wholesale Trading & Ancillary Services	$558,953	$616,522
Secured Lending	110,678	111,304
Direct Sales	14,460	15,175
Total assets	$684,091	$743,001

in thousands
	December 31, 2018	June 30, 2018
Assets by geographic region
United States	$672,153	$733,131
Europe	2,872	4,727
North America, excluding United States	8,279	4,976
Asia	787	167
Total assets	$684,091	$743,001

Long-term Assets

in thousands
	December 31, 2018	June 30, 2018
Long-term assets by segment
Wholesale Trading & Ancillary Services	$32,097	$31,328
Secured Lending	103	102
Direct Sales	3,957	4,588
Total long-term assets	$36,157	$36,018

in thousands
	December 31, 2018	June 30, 2018
Long-term assets by geographic region
United States	$36,104	$35,965
Europe	53	53
Total long-term assets	$36,157	$36,018
Capital Expenditures for Property and Equipment

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Capital expenditures on plant, property and equipment by segment
Wholesale Trading & Ancillary Services	$16	$75	$138	$269
Direct Sales	—	24	—	148
Total capital expenditures on property and equipment	$16	$99	$138	$417

Goodwill and Intangible Assets

in thousands
	December 31, 2018	June 30, 2018
Goodwill and Intangibles by segment
Wholesale Trading & Ancillary Services	$12,302	$12,516
Direct Sales	2,936	3,226
Total goodwill and intangible assets	$15,238	$15,742

19.	SUBSEQUENT EVENTS

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
for the comparable periods.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of December 31, 2018. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
The Company's wholly-owned subsidiary, A-M Global Logistics, LLC, referred to as Logistics, is based in Las Vegas, Nevada, and provides our customers an array of complementary services, including receiving, handling, inventorying, processing, packing, and shipping of precious metals and custom coins on a secure basis. Our logistics business generated less than 1% of the total revenues for each of the periods presented.
In August 2016, the Company formed AMST, a joint venture with SilverTowne, L.P., referred to as SilverTowne, an Indiana-based producer of minted silver. As of December 31, 2018, the Company and SilverTowne, L.P. own 69% and 31%, respectively, of AMST. AMST acquired the entire minting operations (referred to as SilverTowne Mint) of SilverTowne, L.P., with the goal of providing greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments, which have historically resulted in higher demand for precious metals products.
Secured Lending Segment
The Company operates its Secured Lending segment through its wholly-owned subsidiary, CFC. CFC has been in operation since 2005.
CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors and collectors. As of December 31, 2018, CFC had approximately $104.8 million in secured loans outstanding, of which approximately 51.5% was originated by third parties and acquired by CFC and approximately 48.5% was originated by CFC.
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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended December 31, 2018 and 2017
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended December 31, 2018 and 2017 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended December 31,	2018		2017		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,100,912	100.000%	$1,680,738	100.000%	$(579,826)	(34.5)%
Gross profit	8,317	0.755%	8,916	0.530%	$(599)	(6.7)%
Selling, general and administrative expenses	(8,103)	(0.736)%	(9,349)	(0.556)%	$(1,246)	(13.3)%
Interest income	4,652	0.423%	3,268	0.194%	$1,384	42.4%
Interest expense	(4,656)	(0.423)%	(3,359)	(0.200)%	$1,297	38.6%
Other income	682	0.062%	651	0.039%	$31	4.8%
Unrealized gain on foreign exchange	52	0.005%	139	0.008%	$(87)	(62.6)%
Net income before provision for income taxes	944	0.086%	266	0.016%	$678	254.9%
Income tax expense	(242)	(0.022)%	(324)	(0.019)%	$(82)	(25.3)%
Net income (loss)	702	0.064%	(58)	(0.004)%	$760	1,310.3%
Net income attributable to non-controlling interest	125	0.011%	147	0.009%	$(22)	(15.0)%
Net income (loss) attributable to the Company	$577	0.052%	$(205)	(0.012)%	$782	381.5%

Basic and diluted net (loss) income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$0.08		$(0.03)		$0.11	366.7%
Diluted	$0.08		$(0.03)		$0.11	366.7%

Performance Metrics: (1)
Gold ounces sold(2)	440,000		376,000		64,000	17.0%
Silver ounces sold(3)	20,041,000		11,964,000		8,077,000	67.5%
Inventory turnover ratio(4)	3.9		5.2		(1.3)	(25.0)%
Number of secured loans at period end(5)	1,931		2,823		(892)	(31.6)%

_________________________________

(1)	See "Results of Segments" for ticket count volume by segment.

(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(4)
Inventory turnover ratio is the cost of sales divided by average inventory. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Six Months Ended December 31, 2018 and 2017

Condensed Consolidated Results of Operations
The operating results of our business for the six months ended December 31, 2018 and 2017 are as follows:

in thousands, except per share data and performance metrics
Six Months Ended December 31,	2018		2017		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$2,666,002	100.000%	$3,844,528	100.000%	$(1,178,526)	(30.7)%
Gross profit	16,792	0.630%	16,222	0.422%	$570	3.5%
Selling, general and administrative expenses	(15,822)	(0.593)%	(16,325)	(0.425)%	$(503)	(3.1)%
Interest income	9,203	0.345%	6,429	0.167%	$2,774	43.1%
Interest expense	(8,208)	(0.308)%	(6,092)	(0.159)%	$2,116	34.7%
Other income	930	0.035%	712	0.019%	$218	30.6%
Unrealized loss on foreign exchange	(18)	(0.001)%	38	0.001%	$56	147.4%
Net income before provision for income taxes	2,877	0.108%	984	0.026%	$1,893	192.4%
Income tax expense	(741)	(0.028)%	(598)	(0.016)%	$143	23.9%
Net income	2,136	0.080%	386	0.010%	$1,750	453.4%
Net income attributable to non-controlling interest	78	0.003%	113	0.003%	$(35)	(31.0)%
Net income attributable to the Company	$2,058	0.077%	$273	0.007%	$1,785	653.8%

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$0.29		$0.04		$0.25	625.0%
Diluted	$0.29		$0.04		$0.25	625.0%

Performance Metrics:(1)
Gold ounces sold(2)	975,000		708,000		267,000	37.7%
Silver ounces sold(3)	38,320,000		26,495,000		11,825,000	44.6%
Inventory turnover ratio(4)	9.5		12.4		(2.9)	(23.4)%
Number of secured loans at period end(5)	1,931		2,823		(892)	(31.6)%

_________________________________

(1)	See "Results of Segments" for ticket count volume by segment.

(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(4)
Inventory turnover ratio is the cost of sales divided by average inventory. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers at the end of the period.

Revenues
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Three Months Ended December 31,	2018		2017		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,100,912	100.000%	$1,680,738	100.000%	$(579,826)	(34.5)%
Performance Metrics
Gold ounces sold	440,000		376,000		64,000	17.0%
Silver ounces sold	20,041,000		11,964,000		8,077,000	67.5%

Revenues for the three months ended December 31, 2018 decreased $579.8 million, or 34.5%, to $1.101 billion from $1.681 billion in 2017. Our revenues decreased primarily due to lower forward sales and lower gold and silver prices, offset by an increase in the total amount of gold and silver ounces sold.
Gold ounces sold for the three months ended December 31, 2018 increased 64,000 ounces, or 17.0%, to 440,000 ounces from 376,000 ounces in 2017. Silver ounces sold for the three months ended December 31, 2018 increased 8,077,000 ounces, or 67.5%, to 20,041,000 ounces from 11,964,000 ounces in 2017. On average, the selling prices for gold decreased by 4.7% and selling prices for silver decreased by 13.8% during the three months ended December 31, 2018 as compared to 2017.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Six Months Ended December 31,	2018		2017		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$2,666,002	100.000%	$3,844,528	100.000%	$(1,178,526)	(30.7)%
Performance Metrics
Gold ounces sold	975,000		708,000		267,000	37.7%
Silver ounces sold	38,320,000		26,495,000		11,825,000	44.6%

Revenues for the six months ended December 31, 2018 decreased $1.179 billion, or 30.7%, to $2.666 billion from $3.845 billion in 2017. Our revenues decreased primarily due to lower forward sales and lower gold and silver prices, offset by an increase in the total amount of gold and silver ounces sold.
Gold ounces sold for the six months ended December 31, 2018 increased 267,000 ounces, or 37.7%, to 975,000 ounces from 708,000 ounces in 2017. Silver ounces sold for the six months ended December 31, 2018 increased 11,825,000 ounces, or 44.6%, to 38,320,000 ounces from 26,495,000 ounces in 2017. On average, the selling prices for gold decreased by 4.9% and selling prices for silver decreased by 11.6% during the six months ended December 31, 2018 as compared to 2017.

Gross Profit
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Three Months Ended December 31,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$8,317	0.755%	$8,916	0.530%	$(599)	(6.7)%
Performance Metric
Inventory turnover ratio	3.9		5.2		(1.3)	(25.0)%

Gross profit for the three months ended December 31, 2018 decreased by $0.6 million, or 6.7%, to $8.3 million from $8.9 million in 2017. Overall gross profit decreased primarily due to lower trading profits of the Wholesale Trading & Ancillary Services and decreased gross profit from the Direct Sales segment (i.e., Goldline).
The Company’s gross margin percentage increased by 42.5% to 0.755% from 0.530% in 2017. The increase in gross margin percentage was largely attributable to lower forward sales, which increase revenues but are associated with negligible gross margin percentages, and by higher gross margin percentage earned by the Direct Sales segment and Wholesale Trading & Ancillary segment. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
Our inventory turnover rate for the three months ended December 31, 2018 decreased by 25.0%, to 3.9 from 5.2 in 2017. The decrease in our inventory turnover rate was primarily due to the lower volume of ounces sold on forward contracts, offset by lower average product financing arrangements inventory balances during the three months ended December 31, 2018 as compared to 2017.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Six Months Ended December 31,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$16,792	0.630%	$16,222	0.422%	$570	3.5%
Performance Metric
Inventory turnover ratio	9.5		12.4		(2.9)	(23.4)%

Gross profit for the six months ended December 31, 2018 increased by $0.6 million, or 3.5%, to $16.8 million from $16.2 million in 2017. Overall gross profit increased due to improved gross profits of the Wholesale & Trading and Ancillary Segment, offset by lower trading profits and gross profit of the Direct Sales segment (i.e., Goldline).
The Company’s gross margin percentage increased by 49.3% to 0.630% from 0.422% in 2017. The increase in in gross margin percentage was largely attributable to lower forward sales, which increase revenues but are associated with negligible gross margin percentages, and by higher gross margin percentage earned by the Direct Sales segment and the Wholesale Trading & Ancillary segment. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
Our inventory turnover rate for the six months ended December 31, 2018 decreased by 23.4%, to 9.5 from 12.4 in 2017. The decrease in our inventory turnover rate was primarily due to the lower volume of ounces sold on forward contracts offset by lower average product financing arrangements inventory balances during the six months ended December 31, 2018 as compared to 2017.
Selling, General and Administrative Expense
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Three Months Ended December 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(8,103)	(0.736)%	$(9,349)	(0.556)%	$(1,246)	(13.3)%

Selling, general and administrative expenses for the three months ended December 31, 2018 decreased $1.2 million, or 13.3%, to $8.1 million from $9.3 million in 2017. The change was primarily due to lower operating expenses incurred by our Direct Sales segment of $1.5 million and a reduction of $0.5 million of legal expenses and investigatory acquisition costs, partially offset by increased overall compensation costs of $0.6 million.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Six Months Ended December 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(15,822)	(0.593)%	$(16,325)	(0.425)%	$(503)	(3.1)%

Selling, general and administrative expenses for the six months ended December 31, 2018 decreased $0.5 million, or 3.1%, to $15.8 million from $16.3 million in 2017. The change was primarily due to lower operating expenses incurred by our Direct Sales segment of $0.6 million and a reduction of $0.9 million of legal and investigatory acquisition costs, partially offset by an increased overall compensation costs of $1.2 million. The decrease in selling, general and administrative expenses of our Direct Sales segment is more significant based on the comparable operating months (e.g., the Direct Sales segment was only owned for four months in the prior comparable period.)

Interest Income
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Three Months Ended December 31,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$4,652	0.423%	$3,268	0.194%	$1,384	42.4%
Performance Metric
Number of secured loans at period-end	1,931		2,823		(892)	(31.6)%

Interest income for the three months ended December 31, 2018 increased $1.4 million, or 42.4%, to $4.7 million from $3.3 million in 2017. The increase in interest income from our Secured Lending increased by $0.03 million in comparison to the same year-ago period. The number of secured loans outstanding decreased by 31.6% to 1,931 from 2,823 in 2017. This decrease was due to lower metal prices in the first quarter of fiscal 2019 that lowered the customer's collateral value, which lead to loans being liquidated. The Company did not incur any loan losses from the liquidations.
The aggregate increase in interest income was primarily due to other finance product income. Our finance fees earned related to repurchase arrangements with customers increased by 83.2% or by $0.8 million in comparison to the same year-ago period, which represent approximately 61.3% of the aggregate increase.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Six Months Ended December 31,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$9,203	0.345%	$6,429	0.167%	$2,774	43.1%
Performance Metric
Number of secured loans at period-end	1,931		2,823		(892)	(31.6)%

Interest income for the six months ended December 31, 2018 increased $2.8 million, or 43.1%, to $9.2 million from $6.4 million in 2017. Interest income from our Secured Lending segment increased by $0.4 million or by 9.7% in comparison to the same year-ago period, which represents 15.3% of the aggregate increase. This increase in interest from secured loans was primarily due to increases in interest rates and an increase in the weighted-average value of the secured loan portfolio. The number of secured loans outstanding decreased by 31.6% to 1,931 from 2,823 in 2017. This decrease was due to lower metal prices during the current quarter that lowered the customer's collateral value, which lead to loans being liquidated. The Company did not incur any loan losses from the liquidations.
The aggregate increase in interest income also increased due to other finance product income. Our finance fees earned related to repurchase arrangements with customers increased by 83.5% or by $1.7 million in comparison to the same year-ago period, which represent approximately 61.0% of the aggregate increase.
Interest Expense
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Three Months Ended December 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(4,656)	(0.423)%	$(3,359)	(0.200)%	$1,297	38.6%

Interest expense for the three months ended December 31, 2018 increased $1.3 million, or 38.6% to $4.7 million from $3.4 million in 2017. The increase was related primarily to our newly issued note payable related to our Secured Lending segment, and the increase in our liability on borrowed metals, partially offset by a reduction of liabilities for our Trading Credit Facility and product financing arrangements. As compared to the same year-ago period, the following interest expense components increased by: (i) $1.4 million, related to our new issued notes payable related to our Secured Lending segment and (ii) $0.6 million, related to our liability on borrowed metals, partially offset by (iii) $(0.4) million related to the Trading Credit Facility (including debt amortization costs) and (iv) $(0.1) million related to product financing arrangements. The Goldline Credit Facility was paid off in full during the period.

Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Six Months Ended December 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(8,208)	(0.308)%	$(6,092)	(0.159)%	$2,116	34.7%

Interest expense for the six months ended December 31, 2018 increased $2.1 million, or 34.7% to $8.2 million from $6.1 million in 2017. The increase was related primarily to our newly issued note payable related to our Secured Lending segment, the increase in our liability on borrowed metals, partially offset by a reduction in liabilities for our Trading Credit Facility and product financing arrangements. There was also an increase related to the Goldline Facility since the debt was outstanding for only 4 months in the prior comparable 2017 period. As compared to the same year-ago period, the following interest expense components increased by: (i) $1.7 million, related to our newly issued notes payable related to our Secured Lending segment (ii) $0.7 million, related to our liability on borrowed metals and (iii) $0.1 million related to the Goldline Credit Facility, partially offset by (iv) $(0.1) million related to the Trading Credit Facility (including debt amortization costs) and (v) $(0.2) million related to product financing arrangements. The Goldline Credit Facility was paid off in full during the period.
Provision for Income Taxes
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Three Months Ended December 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Income tax expense	$(242)	(0.022)%	$(324)	(0.019)%	$(82)	(25.3)%

Our provision for income taxes was $0.2 million and $0.3 million for the three months ended December 31, 2018 and 2017, respectively. Our effective tax rate was approximately 25.6% and 121.8% for the three months ended December 31, 2018 and 2017, respectively. Our effective tax rate differs from federal statutory rate primarily due to state taxes (net of federal tax benefit) and the exclusion of profits related to the Company's minority interest in the SilverTowne Mint. The lower effective tax rate, for the three months ended December 31, 2018, was primarily due to a lower federal statutory rate at the reduced corporate tax rate under the Tax Cuts and Jobs Act (the "Tax Act"). Information regarding our adoption and prospective impacts of the Tax Act on our tax is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Six Months Ended December 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Income tax expense	$(741)	(0.028)%	$(598)	(0.016)%	$143	23.9%

Our provision for income taxes was $0.7 million and $0.6 million for the six months ended December 31, 2018 and 2017, respectively. Our effective tax rate was approximately 25.8% and 60.8% for the six months ended December 31, 2018 and 2017, respectively. Our effective tax rate differs from federal statutory rate primarily due to state taxes (net of federal tax benefit) and the exclusion of profits related to the Company's minority interest in the SilverTowne Mint. The lower effective tax rate, for the six months ended December 31, 2018, was primarily due to a lower federal statutory rate at the reduced corporate tax rate under the Tax Cuts and Jobs Act (the "Tax Act"). Information regarding our adoption and prospective impacts of the Tax Act on our tax is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018.

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
Results of Operations — Wholesale Trading & Ancillary Services Segment
Overview of Results of Operations for the Three Months Ended December 31, 2018 and 2017
The operating results of our Wholesale Trading & Ancillary Services segment for the three months ended December 31, 2018 and 2017 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended December 31,	2018		2017		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,088,188	100.000%	$1,651,442	100.000%	$(563,254)	(34.1)%
Gross profit	6,804	0.625%	7,168	0.434%	$(364)	(5.1)%
Selling, general and administrative expenses	(5,649)	(0.519)%	(5,376)	(0.326)%	$273	5.1%
Interest income	2,354	0.216%	998	0.060%	$1,356	135.9%
Interest expense	(2,974)	(0.273)%	(1,873)	(0.113)%	$1,101	58.8%
Other income	815	0.075%	651	0.039%	$164	25.2%
Unrealized gain on foreign exchange	52	0.005%	139	0.008%	$(87)	(62.6)%
Net income before provision for income taxes	$1,402	0.129%	$1,707	0.103%	$(305)	(17.9)%

Performance Metrics:
Gold ounces sold(1)	436,000		369,000		67,000	18.2%
Silver ounces sold(2)	19,772,000		11,832,000		7,940,000	67.1%
Wholesale Trading & Ancillary Services segment ticket volume(3)	33,007		30,264		2,743	9.1%

_________________________________

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(3)
Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo, California and Vienna, Austria, for the Wholesale Trading & Ancillary Services segment.

Overview of Results of Operations for the Six Months Ended December 31, 2018 and 2017
The operating results of our Wholesale Trading & Ancillary Services segment for the six months ended December 31, 2018 and 2017 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2018		2017		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$2,642,501	100.000%	$3,804,862	100.000%	$(1,162,361)	(30.5)%
Gross profit	14,216	0.538%	12,813	0.337%	$1,403	10.9%
Selling, general and administrative expenses	(10,907)	(0.413)%	(10,786)	(0.284)%	$121	1.1%
Interest income	4,406	0.167%	2,056	0.054%	$2,350	114.3%
Interest expense	(4,854)	(0.184)%	(3,392)	(0.089)%	$1,462	43.1%
Other income	1,063	0.040%	712	0.019%	$351	49.3%
Unrealized (loss) gain on foreign exchange	(18)	(0.001)%	38	0.001%	$56	147.4%
Net income before provision for income taxes	$3,906	0.148%	$1,441	0.038%	$2,465	171.1%

Performance Metrics:
Gold ounces sold(1)	968,000		699,000		269,000	38.5%
Silver ounces sold(2)	37,787,000		26,343,000		11,444,000	43.4%
Wholesale Trading & Ancillary Services segment ticket volume(3)	65,020		60,147		4,873	8.1%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(3)
Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo, California and Vienna, Austria, for the Wholesale Trading & Ancillary Services segment.

Revenues — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Three Months Ended December 31,	2018		2017		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,088,188	100.000%	$1,651,442	100.000%	$(563,254)	(34.1)%
Performance Metrics
Gold ounces sold	436,000		369,000		67,000	18.2%
Silver ounces sold	19,772,000		11,832,000		7,940,000	67.1%

Revenues for the three months ended December 31, 2018 decreased $563.3 million, or 34.1%, to $1.088 billion from $1.651 billion in 2017. Our revenues decreased primarily due to lower forward sales and lower gold and silver prices, offset by an increase in the total amount of gold and silver ounces sold.
Gold ounces sold for the three months ended December 31, 2018 increased 67,000 ounces, or 18.2%, to 436,000 ounces from 369,000 ounces in 2017. Silver ounces sold for the three months ended December 31, 2018 increased 7,940,000 ounces, or 67.1%, to 19,772,000 ounces from 11,832,000 ounces in 2017. On average, the selling prices for gold decreased by 4.2% and selling prices for silver decreased by 13.8% during the three months ended December 31, 2018 as compared to 2017.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Six Months Ended December 31,	2018		2017		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$2,642,501	100.000%	$3,804,862	100.000%	$(1,162,361)	(30.5)%
Performance Metrics
Gold ounces sold	968,000		699,000		269,000	38.5%
Silver ounces sold	37,787,000		26,343,000		11,444,000	43.4%

Revenues for the six months ended December 31, 2018 decreased $1.162 billion, or 30.5%, to $2.643 billion from $3.805 billion in 2017. Our revenues decreased primarily due to lower forward sales and lower gold and silver prices, offset by an increase in the total amount of gold and silver ounces sold.
Gold ounces sold for the six months ended December 31, 2018 increased 269,000 ounces, or 38.5%, to 968,000 ounces from 699,000 ounces in 2017. Silver ounces sold for the six months ended December 31, 2018 increased 11,444,000 ounces, or 43.4%, to 37,787,000 ounces from 26,343,000 ounces in 2017. On average, the selling prices for gold decreased by 4.6% and selling prices for silver decreased by 11.8% during the six months ended December 31, 2018 as compared to 2017.

Gross Profit — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Three Months Ended December 31,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$6,804	0.625%	$7,168	0.434%	$(364)	(5.1)%
Performance Metric
Wholesale trading ticket volume	33,007		30,264		2,743	9.1%

Gross profit for the three months ended December 31, 2018 decreased by $0.4 million, or 5.1%, to $6.8 million from $7.2 million in 2017. Overall gross profit decreased primarily due to lower trading profits, offset by improved gross profits that were primarily due to improved sales volumes.
The Company’s profit margin percentage increased by 44.1% to 0.625% from 0.434% in 2017. The increase in gross margin percentage was largely attributable to lower forward sales, which increase revenues but are associated with negligible gross margin percentages, and by higher gross margin percentage earned. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

The wholesale trading ticket volume for the three months ended December 31, 2018 increased by 2,743 tickets, or 9.1%, to 33,007 tickets from 30,264 tickets in 2017. The increase in our trading ticket volume is indicative of of higher trading activity as compared to 2017.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Six Months Ended December 31,	2018		2017		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$14,216	0.538%	$12,813	0.337%	$1,403	10.9%
Performance Metric
Wholesale trading ticket volume	65,020		60,147		4,873	8.1%

Gross profit for the six months ended December 31, 2018 increased by $1.4 million, or 10.9%, to $14.2 million from $12.8 million in 2017. Overall gross profit increased due to improved market conditions (e.g., overall increased volumes, offset by lower trading profits).
The Company’s profit margin percentage increased by 59.6% to 0.538% from 0.337% in 2017. The increase in gross margin percentage was largely attributable to lower forward sales, which increase revenues but are associated with negligible gross margin percentages, and by higher gross margin percentage earned. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
The wholesale trading ticket volume for the six months ended December 31, 2018 increased by 4,873 tickets, or 8.1%, to 65,020 tickets from 60,147 tickets in 2017. The increase in our trading ticket volume is indicative of of higher trading activity as compared to 2017.
Selling, General and Administrative Expenses — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Three Months Ended December 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(5,649)	(0.519)%	$(5,376)	(0.326)%	$273	5.1%

Selling, general and administrative expenses for the three months ended December 31, 2018 increased $0.3 million, or 5.1%, to $5.6 million from $5.4 million in 2017. The increase was primarily due to increased overall compensation costs of $0.6 million, partially offset by and a reduction of $0.5 million of legal expenses and investigatory acquisition costs.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Six Months Ended December 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(10,907)	(0.413)%	$(10,786)	(0.284)%	$121	1.1%

Selling, general and administrative expenses for the six months ended December 31, 2018 increased $0.1 million, or 1.1%, to $10.9 million from $10.8 million in 2017. The increase was primarily due to increased overall compensation costs of $1.2 million, partially offset by and a reduction of $0.9 million of legal expenses and investigatory acquisition costs.
Interest Income — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Three Months Ended December 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$2,354	0.216%	$998	0.060%	$1,356	135.9%

Interest income for the three months ended December 31, 2018 increased $1.4 million, or 135.9%, to $2.4 million from $1.0 million in 2017. The aggregate increase interest income increased due to other finance product income. Our finance fees earned from repurchase arrangements with customers increased by $0.8 million or 83.2% or in comparison to the same year-ago period.

Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Six Months Ended December 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$4,406	0.167%	$2,056	0.054%	$2,350	114.3%

Interest income for the six months ended December 31, 2018 increased $2.4 million, or 114.3%, to $4.4 million from $2.1 million in 2017. The aggregate increase in interest income increased primarily due to other finance product income. Our finance fees earned from repurchase arrangements with customers increased by 83.5% or by $1.7 million in comparison to the same year-ago period.
Interest Expense — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Three Months Ended December 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(2,974)	(0.273)%	$(1,873)	(0.113)%	$1,101	58.8%

Interest expense for the three months ended December 31, 2018 increased $1.1 million, or 58.8% to $3.0 million from $1.9 million in 2017. The increase was related primarily to our newly issued note payable, and the increase in our liability on borrowed metals. As compared to the same year-ago period, the following interest expense components increased by: (i) $0.8 million related related to our newly issued notes payable, (ii) $0.6 million, related to our liability on borrowed metals, and decreased by (iii) $0.1 million related to product financing arrangements.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Six Months Ended December 31,	2018		2017		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(4,854)	(0.184)%	$(3,392)	(0.089)%	$1,462	43.1%

Interest expense for the six months ended December 31, 2018 increased $1.5 million, or 43.1% to $4.9 million from $3.4 million in 2017. The increase was related primarily to our newly issued note payable, and the increase in our liability on borrowed metals. As compared to the same year-ago period, the following interest expense components increased by: (i) $0.9 million related related to our newly issued notes payable, (ii) $0.7 million, related to our liability on borrowed metals, and decreased by (iii) $0.2 million related to product financing arrangements.

Results of Operations — Secured Lending Segment
Overview of Results of Operations for the Three Months Ended December 31, 2018 and 2017
The operating results of our Secured Lending segment for the three months ended December 31, 2018 and 2017 are as follows:

in thousands, except performance metrics
Three Months Ended December 31,	2018		2017		$	%
	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	2,298	100.000%	2,270	100.000%	$28	1.2%
Interest expense	(1,535)	(66.797)%	(1,286)	(56.652)%	$249	19.4%
Selling, general and administrative expenses	(344)	(14.970)%	(348)	(15.330)%	$(4)	(1.1)%
Other income	24	1.044%	—	—%	$24	NM
Net income before provision for income taxes	443	19.278%	636	28.018%	$(193)	(30.3)%

Performance Metrics:
Number of secured loans at period end (1)	1,931		2,823		(892)	(31.6)%

_________________________________

NM	Not meaningful.

(1)	Number of outstanding secured loans to customers at the end of the period.
Overview of Results of Operations for the Six Months Ended December 31, 2018 and 2017
The operating results of our Secured Lending segment for the six months ended December 31, 2018 and 2017 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2018		2017		$	%
	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	4,797	100.000%	4,373	100.000%	$424	9.7%
Interest expense	(3,012)	(62.789)%	(2,421)	(55.363)%	$591	24.4%
Selling, general and administrative expenses	(689)	(14.363)%	(731)	(16.716)%	$(42)	(5.7)%
Other income	24	0.500%	—	—%	$24	NM
Net income before provision for income taxes	1,120	23.348%	1,221	27.921%	$(101)	(8.3)%

Performance Metrics:
Number of secured loans at period end (1)	1,931		2,823		(892)	(31.6)%

_________________________________

NM	Not meaningful.

(1)	Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Three Months Ended December 31,	2018		2017		$	%
in thousands, except performance metrics	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	$2,298	100.000%	$2,270	100.000%	$28	1.2%
Performance Metrics
Number of secured loans at period-end	1,931		2,823		(892)	(31.6)%

Interest income for the three months ended December 31, 2018 increased $28,000, or 1.2%, to $2.3 million from $2.3 million in 2017. This increase was primarily due to increases in interest rates, while the aggregate average value of the secured loan portfolio increased over the comparable period. The number of secured loans outstanding decreased by 31.6% to 1,931 from 2,823 in 2017. This decrease was due to lower metal prices in the first quarter of fiscal 2019 that lowered the customer's collateral value, which lead to loans being liquidated. The Company did not incur any loan losses from the liquidations.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Six Months Ended December 31,	2018		2017		$	%
in thousands, except performance metrics	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	$4,797	100.000%	$4,373	100.000%	$424	9.7%
Performance Metrics
Number of secured loans at period-end	1,931		2,823		(892)	(31.6)%

Interest income for the six months ended December 31, 2018 increased $0.4 million, or 9.7%, to $4.8 million from $4.4 million in 2017. This increase was primarily due to increases in interest rates and the aggregate value of the secured loan portfolio. The number of secured loans outstanding decreased by 31.6% to 1,931 from 2,823 in 2017. This decrease was due to lower metal prices in the first quarter of fiscal 2019 that lowered the customer's collateral value, which lead to loans being liquidated. The Company did not incur any loan losses from the liquidations.
Interest Expense — Secured Lending
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Three Months Ended December 31,	2018		2017		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest expense	$(1,535)	(66.797)%	$(1,286)	(56.652)%	$249	19.4%

Interest expense for the three months ended December 31, 2018 increased $0.2 million, or 19.4% to $1.5 million from $1.3 million in 2017. The increase was related primarily to our newly issued note payable, offset by a decrease the in the use of our Trading Credit Facility. As compared to the same year-ago period, the interest attributed from the note payable increased by $0.7 million, offset by the interest attributed from the Trading Credit Facility that decreased by $0.4 million.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Six Months Ended December 31,	2018		2017		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest expense	$(3,012)	(62.789)%	$(2,421)	(55.363)%	$591	24.4%

Interest expense for the six months ended December 31, 2018 increased $0.6 million, or 24.4% to $3.0 million from $2.4 million in 2017. The increase was related primarily to our newly issued note payable, offset by a decrease the in use of our Trading Credit Facility. As compared to the same year-ago period, the interest attributed from the note payable increased by $0.8 million, offset by the interest attributed from the Trading Credit Facility that decreased by $0.2 million.

Selling, General and Administrative Expenses — Secured Lending
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Three Months Ended December 31,	2018		2017		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(344)	(14.970)%	$(348)	(15.330)%	$(4)	(1.1)%

Selling, general and administrative expenses for the three months ended December 31, 2018 decreased $4,000, or 1.1%, to $0.3 million from $0.3 million in 2017. The decrease was insignificant in comparison to the same year-ago period.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Six Months Ended December 31,	2018		2017		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(689)	(14.363)%	$(731)	(16.716)%	$(42)	(5.7)%

Selling, general and administrative expenses for the six months ended December 31, 2018 decreased $42,000, or 5.7%, to $0.7 million from $0.7 million in 2017. The decrease was insignificant in comparison to the same year-ago period.

Results of Operations — Direct Sales Segment
Overview of Results of Operations for the three months ended December 31, 2018 and 2017
The Direct Sales segment was created on August 28, 2017 as a result of the Goldline acquisition. The operating results of our Direct Sales segment for the three months ended December 31, 2018 and 2017 are as follows:

in thousands, except performance metrics
Three Months Ended December 31,	2018				2017				$	%
	$		% of revenue		$		% of revenue		Increase/(decrease)	Increase/(decrease)
Revenues	$12,724	(a)	100.000%		$29,296	(c)	100.000%		$(16,572)	(56.6)%
Gross profit	1,513		11.891%	(b)	1,748		5.967%	(d)	$(235)	(13.4)%
Selling, general and administrative expenses	(2,110)		(16.583)%		(3,625)		(12.374)%		$(1,515)	(41.8)%
Interest expense	(147)		(1.155)%		(200)		(0.683)%		$(53)	(26.5)%
Other expense	(157)		(1.234)%		—		—%		$157	NM
Net loss before provision for income taxes	$(901)		(7.081)%		$(2,077)		(7.090)%		$(1,176)	(56.6)%

Performance Metrics:
Gold ounces sold(1)	4,000				7,000				(3,000)	(42.9)%
Silver ounces sold(2)	269,000				132,000				137,000	103.8%
Direct Sales segment ticket volume(3)	3,491				4,019				(528)	(13.1)%

_________________________________

NM	Not meaningful.

(a)	Includes $0.1 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b)	Gross profit percentage realized from sales, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary services segment, is 10.911% for the period.

(c)	Includes $10.8 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(d)	Gross profit percentage realized from sales, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary services segment, is 12.922% for the period.

(1)	Gold ounces sold represents the ounces of gold product sold to third-party customers during the three-month period.

(2)	Silver ounces sold represents the ounces of silver product sold to third-party customer during the three-month period.

(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed.

Overview of Results of Operations for the Six Months Ended December 31, 2018 and 2017
The Direct Sales segment was formed on August 28, 2017 as a result of the Goldline acquisition. Accordingly, comparative prior period data only contains approximately four months of activity. The operating results of our Direct Sales segment for the six months ended December 31, 2018 and 2017 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2018				2017				$	%
	$		% of revenue				% of revenue		Increase/(decrease)	Increase/(decrease)
Revenues	$23,501	(a)	100.000%		$39,666	(c)	100.000%		$(16,165)	(40.8)%
Gross profit	2,576		10.961%	(b)	3,409		8.594%	(d)	$(833)	(24.4)%
Selling, general and administrative expenses	(4,226)		(17.982)%		(4,808)		(12.121)%		$(582)	(12.1)%
Interest expense	(342)		(1.455)%		(279)		(0.703)%		$63	22.6%
Other expense	(157)		(0.668)%		—		—%		$157	NM
Net loss before provision for income taxes	$(2,149)		(9.144)%		$(1,678)		(4.230)%		$471	28.1%

Performance Metrics:
Gold ounces sold(1)	7,000				9,000				(2,000)	(22.2)%
Silver ounces sold(2)	533,000				152,000				381,000	250.7%
Direct Sales ticket volume(3)	7,952				6,930				1,022	14.7%

_________________________________

NM	Not meaningful.

(a)	Includes $0.3 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b)	Gross profit percentage, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 10.518% for the six-month period.

(c)	Includes $17.7 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(d)	Gross profit percentage, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 19.350% for the period.

(1)	Gold ounces sold represents the ounces of gold product sold to third-party customers during the period.

(2)	Silver ounces sold represents the ounces of silver product sold to third-party customer during the period.

(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed.

Segment Results — Direct Sales
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Revenues for the three months ended December 31, 2018 decreased $16.6 million, or 56.6%, to $12.7 million from $29.3 million in 2017. Excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, revenues for the three months ended December 31, 2018 decreased $5.9 million or 31.7% to $12.6 million from $18.5 million in 2017.
Gold ounces sold for the three months ended December 31, 2018 decreased 3,000 ounces, or 42.9%, to 4,000 ounces from 7,000 ounces in 2017. Silver ounces sold for the three months ended December 31, 2018 increased 137,000 ounces, or 103.8%, to 269,000 ounces from 132,000 ounces in 2017. On average, the selling prices for gold decreased by 16.4% and selling prices for silver decreased by 21.4% during the three months ended December 31, 2018 as compared to 2017.
Gross profit for the three months ended December 31, 2018 decreased by $0.2 million, or 13.4%, to $1.5 million from $1.7 million in 2017. The Company’s profit margin percentage increased by 99.3% to 11.891% from 5.967% in 2017. Excluding the impact of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, the Direct Sales segment's gross profit margin decreased by 15.6% to 10.911% from 12.922% in 2017.
Selling, general and administrative expenses for the three months ended December 31, 2018 decreased $1.5 million, or 41.8%, to $2.1 million from $3.6 million in 2017.
Interest expense for the three months ended December 31, 2018 decreased $53,000, or 26.5% to $147,000 from $200,000 in 2017.
Other expense for the three months ended December 31, 2018 increased $157,000, to $157,000 from $0 in 2017, which was primarily related to a loan extinguishment premium for the repayment of the principal before the maturity date.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017
Revenues for the six months ended December 31, 2018 decreased $16.2 million, or 40.8%, to $23.5 million from $39.7 million in 2017.     Excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, revenues for the six months ended December 31, 2018 increased $1.2 million or 5.6% to $23.2 million from $22.0 million in 2017.
Gold ounces sold for the six months ended December 31, 2018 decreased 2,000 ounces, or 22.2%, to 7,000 ounces from 9,000 ounces in 2017. Silver ounces sold for the six months ended December 31, 2018 increased 381,000 ounces, or 250.7%, to 533,000 ounces from 152,000 ounces in 2017. On average, the selling prices for gold decreased by 19.9% and selling prices for silver decreased by 18.0% during the six months ended December 31, 2018 as compared to 2017.
Gross profit for the six months ended December 31, 2018 decreased by $0.8 million, or 24.4%, to $2.6 million from $3.4 million in 2017. For the six months ended December 31, 2018, the Company’s profit margin percentage increased by 27.5% to 11.0% from 8.6% in 2017.
Selling, general and administrative expenses for the six months ended December 31, 2018 decreased $0.6 million, or 12.1%, to $4.2 million from $4.8 million in 2017. The decrease in selling, general and administrative expenses of our Direct Sales segment is more significant based on the comparable operating months (e.g., the Direct Sales segment was only owned for four months in the prior comparable period.)
Interest expense for the six months ended December 31, 2018 increased $63,000, or 22.6% to $342,000 from $279,000 in 2017.
Other expense for the six months ended December 31, 2018 increased $157,000, to $157,000 from $0 in 2017, which was primarily related to a loan extinguishment premium for the repayment of the principal before the maturity date.

LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of December 31, 2018, approximately 94% of our assets consisted of cash, customer receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
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
The Company believes that the Trading Credit Facility, the notes payable, liability on borrowed metals, and product financing arrangements provides adequate means to capital for its operations (see Note 14).
Lines of Credit

in thousands
	December 31, 2018	June 30, 2018	December 31, 2018 Compared to June 30, 2018
Lines of credit	$139,000	$200,000	$(61,000)

A-Mark has a borrowing facility ("Trading Credit Facility") with a syndicate of banks, Coöperatieve Rabobank U.A. ("Rabobank") acting as lead lender and administrative agent for the syndicate. As of December 31, 2018, the Trading Credit Facility provided the Company with access up to $260.0 million, featuring a $210.0 million base, with a $50.0 million accordion option. The Trading Credit Facility is scheduled to mature on March 29, 2019. The Company is in the process of negotiating the renewal of this credit line.
Debt Obligation (Related Party)

in thousands
	December 31, 2018	June 30, 2018	December 31, 2018 Compared to June 30, 2018
Debt Obligation - related party	$—	$7,226	$(7,226)
On August 28, 2017, the Company entered into a privately placed credit facility in the amount of $7.5 million (the “Goldline Credit Facility”) with various lenders. The outstanding principal and unpaid interest was due upon maturity (August 28, 2020), but was paid off in full on December 7, 2018 (see Note 14), as the Company secured a more favorable source of funding (see Notes Payable below).

Notes Payable

in thousands
	December 31, 2018	June 30, 2018	December 31, 2018 Compared to June 30, 2018
Notes payable	$86,569	$—	$86,569
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
As of December 31, 2018, the consolidated carrying balance of the Note was $86.6 million (which excludes the $10.0 million note that the Company retained) , and the remaining unamortized loan cost balance was approximately $3.4 million, which is amortized ratably through the maturity date (see Note 14).
Liability on Borrowed Metals

in thousands
	December 31, 2018	June 30, 2018	December 31, 2018 Compared to June 30, 2018
Liability on borrowed metals	$227,317	$280,346	$(53,029)
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
Product Financing Arrangements

in thousands
	December 31, 2018	June 30, 2018	December 31, 2018 Compared to June 30, 2018
Product financing arrangements	$82,413	$113,940	$(31,527)
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
Secured Loans

in thousands
	December 31, 2018	June 30, 2018	December 31, 2018 Compared to June 30, 2018
Secured loans	$104,757	$110,424	$(5,667)
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
The declaration of cash dividends is subject to the determination each quarter by the Board of Directors, based on its assessment of a number of factors, including the Company’s financial performance, available cash resources, cash requirements, bank covenants, and alternative uses of cash that the Board of Directors may conclude would represent an opportunity to generate a greater return on investment for the Company. Based on those assessments, and in order to increase its financial flexibility and strengthen its balance sheet, the Company has not made a dividend payment since January 2018. Going forward, the Board of Directors will continue to re-assess its capital resources on a quarterly basis and may or may not determine to reinstate the dividend based on that assessment.
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
The following summarizes components of our condensed consolidated statements of cash flows for the six months ended December 31, 2018 and 2017:

in thousands
Six Months Ended	December 31, 2018	December 31, 2017	Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017
Net cash provided by (used in) operating activities	$10,080	$(11,677)	$21,757
Net cash provided by (used in) investing activities	$9,234	$(13,878)	$23,112
Net cash (used in) provided by financing activities	$(13,775)	$24,507	$(38,282)
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash provided by (used in) operating activities
Operating activities provided $10.1 million and used $11.7 million in cash for the six months ended December 31, 2018 and 2017, respectively, representing a $21.8 million increase in the source of cash compared to the six months ended December 31, 2017. This period over period increase in the of source of funds in operating activities was primarily due to changes in the balances of: inventory, precious metals held under financing arrangements, derivative liabilities, accrued liabilities, income taxes payable, income taxes receivables, receivables, prepaid expenses & other assets, and deferred income taxes; offset by changes in the balances of: liability on borrowed metals, accounts payable, derivative assets, and secured loans.
Net cash provided by (used in) investing activities
Investing activities provided $9.2 million and used $13.9 million in cash for the six months ended December 31, 2018 and 2017, respectively, representing a $23.1 million increase in the source of cash compared to the six months ended December 31, 2017. This period over period increase in the source of cash is the result of the change in balance of secured loans of $14.8 million compared to the comparable prior period, and due to the prior fiscal year's acquisition activity of $9.5 million, offset by purchase of cost-method investment for $1.5 million.

Net cash (used in) provided by financing activities
Financing activities used $13.8 million and provided $24.5 million in cash for the six months ended December 31, 2018 and 2017, respectively, representing an increase of $38.3 million in the use of cash from financing activities compared to the six months ended December 31, 2017. This period over period increase in funds used in financing activities was primarily due to changes in the balance of product financing arrangements of $16.3 million, change in the balances in the Trading Credit Facility of $95.0 million and repayments of related party debt obligation of $7.0 million, offset by a $82.5 million increase in funds from the proceeds from the issuance of notes payable.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Our forwards contracts open at December 31, 2018 are scheduled to settle within 60 days. Futures positions do not have settlement dates, although the Company typically closes its future positions within a week.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Unrealized gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures and option contacts are recorded in cost of sales. The Company’s net gains (losses) on derivative instruments for the three months ended December 31, 2018 and 2017, totaled $7.2 million and $(12.6) million, respectively. The Company’s net gains (losses) on derivative instruments for the six months ended December 31, 2018 and 2017, totaled $(8.0) million and $2.0 million, respectively. These net gains (losses) on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of operations.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of December 31, 2018 and at June 30, 2018:

in thousands	December 31, 2018	June 30, 2018
Inventory	$276,285	$280,116
Precious metals held under financing arrangements	226,905	262,566
	503,190	542,682

Less unhedgeable inventory:
Commemorative coin inventory, held at lower of cost or market	(47)	(99)
Premium on metals position	(4,026)	(3,530)
Precious metal value not hedged	(4,073)	(3,629)

	499,117	539,053

Commitments at market:
Open inventory purchase commitments	261,829	342,287
Open inventory sales commitments	(180,204)	(138,022)
Margin sale commitments	(6,932)	(5,988)
In-transit inventory no longer subject to market risk	(1,340)	(1,060)
Unhedgeable premiums on open commitment positions	3,442	541
Borrowed precious metals	(227,317)	(280,346)
Product financing arrangements	(82,413)	(113,940)
Advances on industrial metals	852	6,044
	(232,083)	(190,484)

Precious metal subject to price risk	267,034	348,569

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	201,252	274,994
Precious metals futures contracts at market values	64,508	72,421
Total market value of derivative financial instruments	265,760	347,415

Net precious metals subject to commodity price risk	$1,274	$1,154

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At December 31, 2018, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.
Commitments and Contingencies
Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2018 Annual Report for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2018 and June 30, 2018, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	December 31, 2018	June 30, 2018
Purchase commitments	$261,829	$342,287
Sales commitments	$(180,204)	$(138,022)
Margin sale commitments	$(6,932)	$(5,988)
Open forward contracts	$201,252	$274,994
Open futures contracts	$64,508	$72,421
Foreign exchange forward contracts	$3,128	$4,130
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
PART II — OTHER INFORMATION
ITEM 3. LEGAL PROCEEDINGS
We are from time to time are involved in legal proceedings, claims or investigations that are incidental to the conduct of our business.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations or cash flows.

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
We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus (i) 2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 2.50% as of December 31, 2018.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 36.8% of A-Mark's revenues for the six months ended December 31, 2018. Those same two customers represented 47.8% of A-Mark's revenues for the six months ended December 31, 2017. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
The Company faces uncertainty associated with the Tax Cuts and Jobs Act.
The company has adopted many of the new provisions of the Tax Cuts and Jobs Act which have had a significant impact to date. In particular, the company is now experiencing a substantially lower federal corporate tax rate and has predominately incurred all related adjustments required to its deferred tax assets. The company expects there could still be some final adjustments necessary in the following quarter after the company files its tax return for the tax year the Act became law (e.g. June 30, 2018). Given the complexity of the new law, the U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue further guidance on how provisions of the Tax Act should be applied or otherwise administered that is different from our interpretation.

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
We are not currently paying dividends and may not pay dividends in the future.
Effective March 2, 2015, the Board of Directors approved a cash dividend policy calling for the payment of a quarterly cash dividend of $0.05 per common share. The policy was amended on February 2, 2016 to provide for a quarterly cash dividend of $0.07 per common share, and then on January 26, 2017 to provide for a quarterly cash dividend of $0.08 per common share.
The declaration of cash dividends is subject to the determination each quarter by the Board of Directors, based on its assessment of a number of factors, including the Company’s financial performance, available cash resources, cash requirements, bank covenants, and alternative uses of cash that the Board of Directors may conclude would represent an opportunity to generate a greater return on investment for the Company. Based on those assessments, and in order to increase its financial flexibility and strengthen its balance sheet, the Company has not made a dividend payment since January 2018.

Going forward, there can be no assurance that the Company will resume paying dividends on a regular basis.  If the Board of Directors were to determine not to pay dividends in the future, shareholders would not receive any further return on an investment in our capital stock in the form of dividends, and may obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
In May 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of December 31, 2018, no shares had been repurchased under the program.

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

A-MARK PRECIOUS METALS, INC.
Date:	February 11, 2019	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	February 11, 2019	By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	February 11, 2019
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	February 11, 2019
Cary Dickson	(Principal Financial Officer)