Form 10-Q
period 2019-03-31
A-Mark Precious Metals, Inc.
filed 2019-05-10
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

As of May 6, 2019, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Nine Months Ended March 31, 2019

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	March 31, 2019	June 30, 2018

ASSETS
Current assets:
Cash (1)	$4,749	$6,291
Receivables, net (1)	15,725	35,856
Derivative assets (1)	6,243	7,395
Secured loans receivable (1)	111,246	110,424
Precious metals held under financing arrangements	212,622	262,566
Inventories:
Inventories (1)	200,696	166,176
Restricted inventories	65,723	113,940
	266,419	280,116

Income taxes receivable	1,541	1,553
Prepaid expenses and other assets (1)	2,748	2,782
Total current assets	621,293	706,983

Plant, property and equipment, net	6,977	8,018
Goodwill	8,881	8,881
Intangibles, net	6,105	6,861
Long-term investments	11,621	8,388
Deferred tax assets - non-current	2,895	3,870
Total assets	$657,772	$743,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$149,000	$200,000
Liability on borrowed metals	210,650	280,346
Product financing arrangements	65,723	113,940
Accounts payable	64,897	45,997
Derivative liabilities	2,107	20,457
Accrued liabilities (1)	5,628	5,129
Total current liabilities	498,005	665,869
Debt obligation (related party)	—	7,226
Notes payable (1)	86,720	—
Other long-term liabilities (related party)	—	798
Total liabilities	584,725	673,893

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of March 31, 2019 and June 30, 2018	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 shares issued and outstanding as of March 31, 2019 and June 30, 2018	71	71
Additional paid-in capital	26,198	24,717
Retained earnings	43,958	40,910
Total A-Mark Precious Metals, Inc. stockholders’ equity	70,227	65,698
Non-controlling interest	2,820	3,410
Total stockholders’ equity	73,047	69,108
Total liabilities, non-controlling interest and stockholders’ equity	$657,772	$743,001

(1) Includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

On September 14, 2018, AM Capital Funding, LLC (“AMCF”), a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes (collectively, the "Notes"): Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023.
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
The following table presents the assets and liabilities of this VIE, which is included in the condensed consolidated balance sheets above. The holders of the Notes have a first priority security interest in the assets as shown in the table below, which are in excess of the Notes' aggregate principal amount. Additionally, the liabilities of the VIE include intercompany balances, which are eliminated in consolidation. See Note 14 for additional information.

	March 31, 2019	June 30, 2018

ASSETS OF THE CONSOLIDATED VIE
Cash	$4,274	$—
Receivables, net	3	—
Derivative assets	58	—
Secured loans receivable	69,892	—
Inventories	30,139	—
Prepaid expenses and other assets	36	—
Total assets of consolidated variable interest entities	$104,402	$—
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations (1)	$7,359	$—
Accrued liabilities	687	—
Notes payable (2)	96,720	—
Total liabilities of consolidated variable interest entities	$104,766	$—

(1) This is an intercompany balance, which is eliminated in consolidation and hence not shown on the condensed consolidated balance sheets.
(2) $10.0 million of the Notes are held by A-Mark, which is eliminated in consolidation and hence not shown on the condensed consolidated balance sheets.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenues	$1,266,986	$1,994,963	$3,932,988	$5,839,491
Cost of sales	1,258,270	1,987,536	3,907,480	5,815,842
Gross profit	8,716	7,427	25,508	23,649

Selling, general and administrative expenses	(8,258)	(9,423)	(24,080)	(25,748)
Interest income	4,807	4,087	14,010	10,516
Interest expense	(4,239)	(3,642)	(12,447)	(9,734)
Other income	373	99	1,303	811
Unrealized gain (loss) on foreign exchange	(36)	(32)	(54)	6
Net income (loss) before provision for income taxes	1,363	(1,484)	4,240	(500)
Income tax (expense) benefit	(402)	807	(1,143)	209
Net income (loss)	961	(677)	3,097	(291)
Net (loss) income attributable to non-controlling interest	(29)	(44)	49	69
Net income (loss) attributable to the Company	$990	$(633)	$3,048	$(360)

Basic and diluted net income (loss) per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.14	$(0.09)	$0.43	$(0.05)
Diluted	$0.14	$(0.09)	$0.43	$(0.05)

Dividends per share	$—	$0.08	$—	$0.24

Weighted average shares outstanding:
Basic	7,031,400	7,031,400	7,031,400	7,031,400
Diluted	7,084,400	7,031,400	7,087,300	7,031,400

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interest	Total Stockholders’ Equity
Balance, June 30, 2018	7,031,450	$71	$24,717	$40,910	$65,698	$3,410	$69,108
Net income	—	—	—	3,048	3,048	49	3,097
Share-based compensation	—	—	842	—	842	—	842
Transactions with non-controlling interest	—	—	639	—	639	(639)	—
Balance, March 31, 2019	7,031,450	$71	$26,198	$43,958	$70,227	$2,820	$73,047

See accompanying Notes to Condensed Consolidated Financial Statements

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,097	$(291)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (reversal) for doubtful accounts	(30)	—
Depreciation and amortization	2,088	1,994
Amortization of loan cost	854	1,055
Deferred income taxes	975	(239)
Interest added to principal of secured loans	(16)	(41)
Change in accrued earn-out (non-cash)	(504)	(529)
Loss on debt extinguishment	7	—
Share-based compensation	842	1,020
Earnings from equity method investments	(934)	(278)
Changes in assets and liabilities:
Receivables	20,161	(919)
Secured loans receivables	(1,747)	313
Secured loans to Former Parent	4,007	(9,352)
Derivative assets	1,152	10,777
Income tax receivable	12	(1,521)
Precious metals held under financing arrangements	49,944	—
Inventories	13,697	(202,217)
Prepaid expenses and other assets	(447)	(2,330)
Accounts payable	14,680	7,590
Derivative liabilities	(18,350)	(16,411)
Liabilities on borrowed metals	(69,696)	228,720
Accrued liabilities	567	(1,597)
Income taxes payable	—	(1,418)
Net cash provided by operating activities	20,359	14,326
Cash flows from investing activities:
Capital expenditures for property and equipment	(290)	(821)
Purchase of long-term investments	(2,300)	—
Secured loans receivables, net	(3,066)	(9,175)
Acquisition of subsidiary, net of cash	—	(9,548)
Net cash used in investing activities	(5,656)	(19,544)
Cash flows from financing activities:
Product financing arrangements, net	(48,217)	(37,973)
Dividends	—	(1,686)
Borrowings and repayments under lines of credit, net	(51,000)	30,000
Repayments on notes payable to related party	(7,500)	(500)
Borrowings on unsecured advance	4,220	—
Proceeds from issuance of notes payable	90,000	7,500
Debt funding issuance costs	(3,748)	(241)
Net cash used in financing activities	(16,245)	(2,900)

Net decrease in cash, cash equivalents, and restricted cash	(1,542)	(8,118)
Cash, cash equivalents, and restricted cash, beginning of period	6,291	13,059
Cash, cash equivalents, and restricted cash, end of period	$4,749	$4,941

Table of Contents A-MARK PRECIOUS METALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended March 31,
	2019	2018
( - Continued from preceding page - )
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,949	$7,773
Income taxes	$112	$2,944

Non-cash investing and financing activities:
Interest added to principal of secured loans	$16	$41
Debt funding issuance costs	$—	$534
Investment transactions with non-controlling interest	$639	$—

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
On September 14, 2018, AM Capital Funding, LLC (“AMCF”), a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes (collectively, the "Notes"): Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023.
The Notes were issued under a Master Indenture and the Series 2018-1 Supplement thereto between AMCF and Citibank, N.A., as trustee. At March 31, 2019, the Company held $10.0 million of Class B Notes. The Notes are not insured or guaranteed by A-Mark or CFC. CFC acts as servicer with respect to the Notes.
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

The Company entered into the Direct Sales segment through its acquisition of substantially all of the assets of Goldline, LLC ("Goldline, LLC" or the "Seller"), pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”), dated August 14, 2017, between Goldline (then known as Goldline Acquisition Corp.) and the Seller. The transaction closed on August 28, 2017 (the "Closing Date"). On the Closing Date, the estimated purchase price for the net assets was approximately $10.0 million (the “Initial Provisional Purchase Price”), which was based on the Seller’s preliminary balance sheet dated as of July 31, 2017. The net assets acquired consisted of both intangible assets, which the parties agreed had an aggregate fair value of $6.4 million, and specified net tangible assets of the Seller, which the parties initially agreed, based on the July 31, 2017 provisional date, had an estimated aggregate fair value of $3.6 million, subject to post-closing adjustment. In connection with the closing, Goldline paid to the Seller an amount equal to the Initial Provisional Purchase Price less $1.5 million (the "Holdback Amount"), which amount was held back and deposited into escrow to serve as security for the Seller’s indemnification obligations under the Purchase Agreement. As of March 31, 2019, the Holdback Amount is $0.8 million.
Pro-Forma Information
The following table compares the unaudited consolidated financial information for the nine months ended March 31, 2019 to the unaudited pro-forma consolidated financial information for the nine months ended March 31, 2018, whereby the Company assumed that the acquisition of the net assets of Goldline, LLC occurred on July 1, 2017, that is, on the first day of fiscal year 2018, rather than on the actual acquisition date of August 28, 2017.

in thousands, except for EPS	(Unaudited)
	Nine Months Ended
	March 31, 2019	March 31, 2018
Pro-forma revenue	$3,932,988	$5,840,648
Pro-forma net income (loss)	$3,048	$(307)
Pro-forma basic earnings (loss) per share	$0.43	$(0.04)
Pro-forma dilutive earnings (loss) per share	$0.43	$(0.04)

_________________________________
The table above excludes three-month comparable data. The pro-forma presentation is not applicable for these periods, as Goldline's actual results are included in our consolidated financial statements.

The above pro-forma supplemental information does not purport to be indicative of what the Company's operations would have been had these transactions occurred on July 1, 2017 and should not be considered indicative of future operating results. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro-forma effects directly attributable to the acquisition of Goldline. The unaudited pro-forma information accounts for amortization of acquired intangible assets (based on the preliminary purchase price allocation and an estimate of their useful lives), incremental financing costs resulting from the acquisition, elimination of prior sales and purchases between the entities, elimination of acquisition costs and an application of the Company's tax rate. For the nine months ended March 31, 2019 the Company used the tax rate of (27.0)%. For the nine months ended March 31, 2018 the Company used the pro-forma tax rate of 37.5%. The unaudited pro-forma results do not include any anticipated cost savings or other effects of the integration of Goldline.
Related Agreements
In connection with the closing of the acquisition, Goldline entered into a privately placed credit facility in the amount of $7.5 million (the “Goldline Credit Facility”) with various lenders (the "Goldline Lenders"), effective August 28, 2017. Certain directors and principal stockholders participated in the Goldline Credit Facility. Borrowings under the Goldline Credit Facility were used to finance a portion of the consideration payable under the Purchase Agreement. The principal balance of the Goldline Credit Facility, together with a 2% prepayment premium of $150,000, was repaid in full on December 7, 2018. (See Note 14).
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The condensed consolidated financial statements reflect the financial condition, results of operations, statement of stockholder equity and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). These condensed consolidated financial statements include the accounts of A-Mark, and its wholly owned subsidiaries, CFC, AMTAG, TDS, Logistics, Goldline, its majority owned affiliate AMST, and its variable interest entity ("VIE") AMCF (collectively the “Company”). For the three and nine months ended March 31, 2019 and 2018, net income equaled comprehensive income as there were no items of comprehensive income.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended 2018 (the “2018 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2018 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2018 Annual Report.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2019 and June 30, 2018.
As of March 31, 2019 and June 30, 2018, the Company has $0.3 million and $0.4 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California.

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
These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of March 31, 2019 and June 30, 2018, precious metals held under financing arrangements totaled $212.6 million and $262.6 million respectively.
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
We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. As of March 31, 2019 and June 30, 2018, the Company did not identify any impairments.
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
Other Sources of Revenue
The Company recognizes its storage, logistics, licensing, and other services revenues in accordance with the FASB's release ASU 2014-09 Revenue From Contracts With Customers Topic 606 ("ASC 606"),  which follows five basic steps to determine whether revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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
The Company recognizes storage revenue over time, as the customer simultaneously receives and consumes the storage services (e.g., fixed storage fees based on the passage of time). The Company recognizes logistics (i.e., fulfillment) revenue at a point-in-time, when the customer receives the benefit of the services (e.g., stated number of packages are shipped on behalf of the customer during a month). The Company recognizes revenue from the licensing of its functional intellectual property ("IP"), which include customer lists and sales lead information, at the point in time when the right to use the IP is transferred to the licensee, and any revenue generated from usage-based royalties associated with the licensing of the IP is recognized at the point in time when the licensee converts and actualizes customers from the IP. In aggregate, these types of service revenues account for less than 1% of the Company's combined revenue from all revenue streams.

Interest Income
In accordance with the Interest Topic 835 of the ASC ("ASC 835") following are interest income generating activities of the Company:

•
Secured Loans — The Company uses the effective interest method to recognize interest income on its secured loans transactions.  The Company maintains a security interest in the precious metals and records interest income over the terms of the secured loan receivable. Recognition of interest income is suspended and the loan is placed on non-accrual status when management determines that collection of future interest income is not probable. The interest income accrual is resumed, and previously suspended interest income is recognized, when the loan becomes contractually current and/or collection doubts are resolved. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income (see Note 5.)

•
Margin accounts — The Company earns a fee (interest income) under financing arrangements related to margin trade orders over the period during which customers have opted to defer making full payment on the purchase of metals.

•
Repurchase agreements — Repurchase agreements represent a form of secured financing whereby the Company sets aside specific metals for a customer and charges a fee on the outstanding value of these metals. The customer is granted the option (but not the obligation) to repurchase these metals at any time during the open reacquisition period. This fee is earned over the duration of the open reacquisition period and is classified as interest income.

•
Spot deferred trade orders — Spot deferred trade orders are a special type of forward delivery trade that enable customers to purchase or sell certain precious metals from/to the Company at an agreed upon price but, are allowed to delay remitting or taking delivery up to a maximum of two years from the date of trade. Even though the contract allows for physical delivery, it rarely occurs for this type of trade. As a result, revenue is not recorded from these transactions, because no product is delivered to the customer. Spot deferred trades are considered a type of financing transaction, where the Company earns a fee (interest income) under spot deferred arrangements over the period in which the trade is open.

Interest Expense
The Company accounts for interest expense on the following arrangements in accordance with Interest Topic 835 of the ASC ("ASC 835"):

•
Borrowings — The Company incurs interest expense from its lines of credit, its debt obligations and notes payable using the effective interest method (see Note 14.) Additionally, the Company amortizes capitalized loan costs to interest expense over the period of the loan agreement.

•
Loan servicing fees — When the Company purchases loan portfolios, the Company may have the seller service the loans that were purchased. The Company incurs a fee based on total interest charged to borrowers over the period the loans are outstanding. The servicing fee incurred by the Company is charged to interest expense.

•
Product financing arrangements — The Company incurs financing fees (classified as interest expense) from its product financing arrangements (also referred to as reverse-repurchase arrangements) with third party finance companies for the transfer and subsequent option to reacquire its precious metal inventory at a later date. These arrangements are accounted for as secured borrowings. During the term of this type of agreement, the third party charges a monthly fee as a percentage of the market value of the designated inventory, which the Company intends to reacquire in the future.  No revenue is generated from these trades. The Company enters this type of transaction for additional liquidity.

•
Borrowed metals fees — The Company may incur financing costs from its liabilities on borrowed metal arrangements. The Company borrows precious metals (usually in the form of pool metals) from its suppliers and customers under short-term arrangements using other precious metals as collateral. Typically, during the term of these arrangements, the third party charges a monthly fee as a percentage of the market value of the collateral (determined at the spot price) plus certain processing and other fees. The Company enters this type of transaction as an additional source of liquidity, and usually monetizes the metals received under such arrangements. Repayment is usually required in the same form as the metals advanced, or in cash.

Other Income
The Company's other income is derived from the Company's proportional interest in the reported net income or net loss in our investees that are accounted for under the equity method of accounting (see Note 9) and the gains or losses associated with revaluation adjustments to the contingent earn-out liability associated with our joint venture (AMST).
Contingent Earn-out Liability
We record an estimate of the fair value of contingent consideration related to the earn-out obligation to SilverTowne LP related to the SilverTowne Mint acquisition. On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST, which are considered Level 3 inputs (see Note 3). Consequentially, the assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. As of March 31, 2019 and June 30, 2018 the balance of the contingent liability was $84,000 and $588,000 respectively. The current portion of this liability is recorded as a component in accrued liabilities and the non-current portion of this liability is shown as a component in other long-term liabilities. The remaining annual contingent payout obligations, if achieved, would become due on October 30, 2019. Below is a reconciliation of the contingent earn out liability for the nine months ended March 31, 2019.

in thousands
Contingent
Liabilities at fair value, based on Level 3 inputs:	Consideration
Balance at June 30, 2018	$588
Revaluation adjustment	(504)
Balance at March 31, 2019	$84

Advertising
Advertising expense was $619,000 and $961,000, respectively, for the three months ended March 31, 2019 and 2018. Advertising expense was $1,857,000 and $2,537,000, respectively, for the nine months ended March 31, 2019 and 2018.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of operations. Shipping and handling costs incurred totaled $1,671,000 and $1,315,000, respectively, for the three months ended March 31, 2019 and 2018. Shipping and handling costs incurred totaled $4,782,000 and $3,498,000, respectively, for the nine months ended March 31, 2019 and 2018.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares for the three and nine months ended March 31, 2019 and 2018, is presented below.

in thousands
	Three Months Ended			Nine Months Ended
	March 31, 2019	March 31, 2018		March 31, 2019	March 31, 2018
Basic weighted average shares outstanding	7,031	7,031		7,031	7,031
Effect of common stock equivalents — stock issuable under outstanding equity awards	53	—	(1)	56	—	(1)
Diluted weighted average shares outstanding	7,084	7,031		7,087	7,031
_________________________________
(1)
The Company incurred a net loss for the three and nine months ended March 31, 2018, and hence the basic and diluted EPS were the same. The inclusion of 853 thousands potential common shares (outstanding stock options) in the computation of net loss per share would have been anti-dilutive.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify aspects relating to the identification of performance obligations and improve the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12("ASU 2016-12"), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 address certain issues identified on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. The Company implemented these pronouncements in the first quarter of fiscal 2019, which did not have a significant effect on the financial results of the Company since substantially all of the Company's revenue in fiscal years 2018 and 2017, fell under the authoritative guidance of ASC 815, which is outside the scope of ASC 606.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, FASB issued ASU No. 2016-02, (“ASU 2016-02”), Leases (Topic 842). The amendments in this update require lessees to recognize a lease liability measured on a discounted basis and a right-of-use ("ROU") asset for all leases at the commencement date. This update is effective for the Company, on July 1, 2019 (for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years), and is to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are evaluating the new guidelines, but believe that adoption will not have a material impact on our consolidated financial position, results of operations or cash flows and related disclosures, as the Company has minimal lease commitments. Based on the Company's preliminary assessment, upon the adoption of the new standard, we expect to record approximately $6.5 million (or about 1% of the Company's total assets) of ROU assets and corresponding offsetting lease liabilities for leases classified as operating leases on our consolidated balance sheets. The Company’s accounting for finance leases will remain substantially unchanged with little or no impact to the consolidated statements of income.
In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments - Credit Loss (Topic 326), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. This update is effective for the Company, on July 1, 2020 (for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years.) The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.
3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2019 and June 30, 2018.

in thousands
	March 31, 2019		June 30, 2018
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$4,749	$4,749	$6,291	$6,291
Receivables, net	15,725	15,725	35,856	35,856
Secured loans receivable	111,246	111,246	110,424	110,424
Derivative asset on open sale and purchase commitments, net	3,037	3,037	2,274	2,274
Derivative asset on option contracts	185	185	390	390
Derivative asset on futures contracts	977	977	238	238
Derivative asset on forward contracts	2,044	2,044	4,493	4,493
Income taxes receivable	1,541	1,541	1,553	1,553
Financial liabilities:
Lines of credit	$149,000	$149,000	$200,000	$200,000
Debt obligation (related party)	—	—	7,226	7,226
Liability on borrowed metals	210,650	210,650	280,346	280,346
Product financing arrangements	65,723	65,723	113,940	113,940
Derivative liability on margin accounts	1,783	1,783	3,804	3,804
Derivative liability on price protection programs	84	84	168	168
Derivative liability on open sale and purchase commitments, net	240	240	16,485	16,485
Derivative liability on futures contracts	—	—	—	—
Derivative liability on forward contracts	—	—	—	—
Accounts payable	64,897	64,897	45,997	45,997
Accrued liabilities	5,628	5,628	5,129	5,129
Other long-term liabilities (related party) (1)	—	—	798	798
Notes payable	86,720	91,994	—	—

(1) Includes estimated contingent amounts due to SilverTowne.

The fair values of the financial instruments shown in the above table as of March 31, 2019 and June 30, 2018 represent the amounts that would be received upon the sale of those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
The carrying amounts of cash, secured loans receivable, receivables, income taxes receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities, liability on borrowed metals and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit and debt obligation approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value of other long-term liabilities represents the long-term portion of contingent earn-out liabilities that are remeasured on a quarterly basis. The Company’s notes payable are reported at their aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying consolidated balance sheets. The fair value of these financial instruments is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk.
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
Liability on Price Protection Programs. The Company records an estimate of the fair value of the liability on the price protection programs based on the difference between the contractual price at trade date and the retail price at the remeasurement date (i.e., quarter-end) based on the expected redemption rate. As of March 31, 2019, the Company used the quoted market price based on the current spot rate and used an expected redemption rate of 100%. The use of a throughput rate ignores the future price volatility that would affect the timing and rate of redemption under the program, and, as a result, the liability on the price protection programs is classified in Level 3 of the valuation hierarchy.
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
The Company values the contingent obligation by determining the likelihood that the Company has achieved the following targeted amount of performance thresholds for each annual earn-out period. Such thresholds include (1) Producing a targeted amount of silver ounces, (2) Earning a targeted amount of operating income, and (3) Generating an operating cost per ounce that is less than a targeted level. Each category triggers a different annual payout obligation if achieved over a 3 year period, and as of March 31, 2019, the remaining annual contingent payout obligations, if achieved, would become due on October 30, 2019. The Company re-assesses this contingent obligation each quarter based on the most current facts and market conditions. The obligation continues to remain as a liability at its original recorded value unless, based on each quarterly evaluation, it becomes evident the Company will not achieve all or part of the threshold performance targets. In such case, the obligation is adjusted to its more current estimated value.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and June 30, 2018, aggregated by the level in the fair value hierarchy within which the measurements fall:

	March 31, 2019
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$266,386	$—	$—	$266,386
Precious metals held under financing arrangements	212,622	—	—	212,622
Derivative assets — open sale and purchase commitments, net	3,037	—	—	3,037
Derivative assets — option contracts	185	—	—	185
Derivative assets — futures contracts	977	—	—	977
Derivative assets — forward contracts	2,044	—	—	2,044
Total assets, valued at fair value	$485,251	$—	$—	$485,251

Liabilities:
Liability on borrowed metals	$210,650	$—	$—	$210,650
Product financing arrangements	65,723	—	—	65,723
Derivative liabilities — price protection programs	—	—	84	84
Derivative liabilities — liability on margin accounts	1,783	—	—	1,783
Derivative liabilities — open sale and purchase commitments, net	240	—	—	240
Derivative liabilities — future contracts	—	—	—	—
Derivative liabilities — forward contracts	—	—	—	—
Contingent earn-out liability	—	—	84	84
Total liabilities, valued at fair value	$278,396	$—	$168	$278,564
____________________
(1) Commemorative coin inventory totaling $33 thousand is held at lower of cost or market and is thus excluded from this table.

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
____________________
(1) Commemorative coin inventory totaling $99 thousand is held at lower of cost or market and is thus excluded from this table.
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
The Company evaluates its goodwill and other indefinite-lived intangibles for impairment on non-recurring basis in the fourth quarter of the fiscal year, or more frequently if indicators of potential impairment exist. As of June 30, 2018, the carrying value of the Company's indefinite-lived intangible and goodwill assets totaled $3.2 million and $8.9 million, respectively. As of March 31, 2019 , the carrying value of the Company's indefinite-lived intangible and goodwill assets totaled $3.2 million and $8.9 million, respectively (see Note 8).
The Company's three investments in noncontrolled entities do not have readily determinable fair values. Quoted prices of the investments are not available, and the Company identified no impairment indicators that may affect the carrying value of these investments. Based on the Company's assessment of the carrying value of these assets, during the three and nine months ended March 31, 2019 and 2018 the Company did not record any impairments related to these investments. As of March 31, 2019 and June 30, 2018, the carrying value of the Company's investments totaled $11.6 million and $8.4 million, respectively.

4.	RECEIVABLES
Receivables consist of the following as of March 31, 2019 and June 30, 2018:

in thousands
	March 31, 2019	June 30, 2018

Customer trade receivables	$8,996	$22,813
Wholesale trade advances	5,418	10,722
Due from brokers	1,311	2,351
Subtotal	15,725	35,886
Less: allowance for doubtful accounts	—	(30)
Receivables, net	$15,725	$35,856

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

in thousands
Period ended:	Beginning Balance	Provision		Charge-off	Ending Balance
Nine Months Ended March 31, 2019	$30	$(30)	(1)	$—	$—
Year Ended June 30, 2018	$30	$—		$—	$30
_________________________________
1)	Represents $30 thousand reversal of a provision for doubtful accounts.

5.	SECURED LOANS RECEIVABLE
Below is a summary of the carrying value of our secured loans as of March 31, 2019 and June 30, 2018:

in thousands
	March 31, 2019		June 30, 2018

Secured loans originated	$38,949		$23,300
Secured loans originated - with a related party	8,516		12,523
	47,465		35,823
Secured loans acquired	63,781	(1)	74,601	(2)
Secured loans	$111,246		$110,424
_________________________________
(1)    Includes $29 thousand of loan premium as of March 31, 2019.
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
    As of March 31, 2019 and June 30, 2018, our secured loans carried weighted-average effective interest rates of 9.8% and 9.6%, respectively, and mature in periods generally ranging typically from on-demand to one year.
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
Credit Quality of Secured Loans Receivables and Allowance for Credit Losses
The Company's secured loan receivables portfolio is comprised of secured loans with similar credit risk profiles and methods for assessing and monitoring credit risk. This similarity allows the Company to apply a standard methodology to determine the credit quality for each loan and the allowance, if any, for credit losses. The credit quality of each loan is generally determined by the type (or class) of secured material, the initial and ongoing collateral value determination and the assessment of loan-to-value ratio. Historically, the Company has not established an allowance for any credit losses because, based on this methodology, it believes that each of its loans is fully secured by the underlying collateral.
The Company evaluates its loan portfolio in one of two classes of secured loan receivables: those loans secured by: 1) bullion items, and 2) numismatic and semi-numismatic coins. The Company's secured loans by portfolio class, which align with management reporting, are as follows:

in thousands
	March 31, 2019		June 30, 2018
Bullion	$76,809	69.0%	$72,128	65.3%
Numismatic and semi-numismatic	34,437	31.0	38,296	34.7
	$111,246	100.0%	$110,424	100.0%
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

in thousands
	March 31, 2019		June 30, 2018
Loan-to-value of 75% or more	$68,040	61.2%	$69,629	63.1%
Loan-to-value of less than 75%	43,206	38.8	40,795	36.9
Secured loans collateralized by precious metal products	$111,246	100.0%	$110,424	100.0%
    The Company had no loans with a loan-to-value ratio in excess of 100% at March 31, 2019 or June 30, 2018.
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
For the three months ended March 31, 2019 and 2018, the Company incurred no loan impairment costs. For the nine months ended March 31, 2019 and 2018, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at March 31, 2019 and June 30, 2018:

in thousands
	March 31, 2019	June 30, 2018
Inventory held for sale	$89,106	$32,605
Repurchase arrangements with customers	89,687	104,907
Consignment arrangements with customers	4,375	10,785
Commemorative coins, held at lower of cost or market	33	99
Borrowed precious metals	17,495	17,780
Product financing arrangements, restricted	65,723	113,940
	$266,419	$280,116
Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties. As of March 31, 2019 and June 30, 2018, the inventory held for sale totaled $89.1 million and $32.6 million, respectively.
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
These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of March 31, 2019 and June 30, 2018, included within inventory is $89.7 million and $104.9 million, respectively, of precious metals products subject to repurchase arrangements with customers.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventories loaned under consignment arrangements to customers as of March 31, 2019 and June 30, 2018 totaled $4.4 million and $10.8 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or market, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventory at the lower of cost or market and totaled $33,000 and $99,000 as of March 31, 2019 and June 30, 2018, respectively.
Borrowed Precious Metals. Borrowed precious metals inventories include: (1) metals held by suppliers as collateral on advanced pool metals, (2) amounts due to suppliers for the use of consigned inventory, (3) unallocated metal positions held by customers in the Company’s inventory, and (4) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals, or cash. The Company's inventories included borrowed precious metals with market values totaling $17.5 million and $17.8 million as of March 31, 2019 and June 30, 2018, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.
Product Financing Arrangements. In substance, these inventories represent amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of operations. Such obligations totaled $65.7 million and $113.9 million as of March 31, 2019 and June 30, 2018, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions (see Note 11.) As of March 31, 2019 and June 30, 2018, the unrealized losses resulting from the difference between market value and cost of physical inventories were $1.9 million and $5.4 million, respectively.
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
The premium component, at market value, included in the inventories as of March 31, 2019 and June 30, 2018 totaled $5.4 million and $3.5 million, respectively.

7. PLANT, PROPERTY AND EQUIPMENT
Plant, property and equipment consists of the following at March 31, 2019 and June 30, 2018:

in thousands
	March 31, 2019	June 30, 2018
Office furniture, and fixtures	$2,072	$2,056
Computer equipment	762	757
Computer software	3,508	3,471
Plant equipment	2,862	2,701
Building	319	315
Leasehold improvements	2,804	2,796
Total depreciable assets	12,327	12,096
Less: accumulated depreciation	(6,932)	(5,597)
Property and equipment not placed in service	1,546	1,483
Land	36	36
Plant, property and equipment, net	$6,977	$8,018
Depreciation expense for the three months ended March 31, 2019 and 2018 was $442,000 and $431,000, respectively. Depreciation expense for the nine months ended March 31, 2019 and 2018 was $1,335,000 and $1,333,000, respectively.
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

The carrying value of goodwill and other purchased intangibles as of March 31, 2019 and June 30, 2018 is as described below:

dollar amounts in thousands
		March 31, 2019				June 30, 2018
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	$8,848	$(6,148)	$—	$2,700	$8,848	$(5,467)	$—	$3,381
Non-compete and other	3 - 5	2,300	(2,106)	—	194	2,300	(2,056)	—	244
Employment agreement	3	295	(247)	—	48	295	(222)	—	73
Intangibles subject to amortization		11,443	(8,501)	—	2,942	11,443	(7,745)	—	3,698

Trade name	Indefinite	$4,454	$—	$(1,291)	$3,163	$4,454	$—	$(1,291)	$3,163

Identifiable intangible assets		$15,897	$(8,501)	$(1,291)	$6,105	$15,897	$(7,745)	$(1,291)	$6,861

Goodwill	Indefinite	$10,245	$—	$(1,364)	$8,881	$10,245	$—	$(1,364)	$8,881

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended March 31, 2019 and 2018 was $252,000 and $251,000, respectively. Amortization expense related to the Company's intangible assets for the nine months ended March 31, 2019 and 2018 was $756,000 and $661,000, respectively.
Impairment
    The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018. No further impairment of goodwill or intangible assets has occurred for the nine months ended March 31, 2019.
Estimated Amortization
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2019 (3 months remaining)	$255
2020	1,011
2021	599
2022	571
2023	128
Thereafter	378
Total	$2,942

9.	LONG-TERM INVESTMENTS
The Company has three investments in privately-held entities, each of which is a precious metals retailer and customer of the Company. For each of these entities, the Company has: 1) an exclusive supplier agreement, for which these entities have agreed to purchase all bullion products required for their businesses exclusively from A-Mark, subject to certain limitations; 2) a product fulfillment services and storage agreement; and 3) the right to appoint a director to the entity's board of directors (which has been exercised in each case). The Company has determined that it is appropriate to account for each of these investments under the equity method of accounting. The following table shows the carrying value and ownership percentage of the Company's investment in each entity:

	March 31, 2019		June 30, 2018
Entity	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
Company A (1)	$2,002	7.4%	$500	2.50%
Company B	8,803	20.6%	7,888	20.6%
Company C (2)	816	10.0%	—	—%
	$11,621		$8,388

_________________________________
1)
In December 2018, the Company purchased additional shares of Company A's common stock for $1.5 million, thereby increasing the Company’s aggregate ownership interest from 2.5% to 7.4%. In January 2019, the Company obtained a voting seat on Company A's board of directors. Effective with the third quarter of fiscal 2019, the Company changed the accounting of this investment from the cost method to the equity method.

2)	On January 9, 2019, the Company made an $800,000 investment in Company's C's common stock, representing 10% of its equity.

The Company considers these equity method investees to be related parties. See Note 13 for a summary of the Company's aggregate balances and activity with these entities.

10. ACCOUNTS PAYABLE
Accounts payable consists of the following:

in thousands
	March 31, 2019		June 30, 2018
Trade payables to customers	$8,871		$175
Advances from customers	45,604		42,615
Deferred revenue	5,059		2,107
Other accounts payable	5,363	(1)	1,100
	$64,897		$45,997
_________________________________
1)	Balance includes $4.2 million short-term unsecured advance from a financial institution.

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of March 31, 2019 and June 30, 2018.

	March 31, 2019				June 30, 2018

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$4,393	$(1,356)	$—	$3,037	$2,602	$(328)	$—	$2,274
Option contracts	185	—	—	185	390	—	—	390
Future contracts	977	—	—	977	238	—	—	238
Forward contracts	2,053	(9)	—	2,044	4,577	(84)	—	4,493
	$7,608	$(1,365)	$—	$6,243	$7,807	$(412)	$—	$7,395
Nettable derivative liabilities:
Open sale and purchase commitments	$711	$(471)	$—	$240	$17,132	$(647)	$—	$16,485
Margin accounts	6,657	—	(4,874)	1,783	5,988	—	(2,184)	3,804
Liability of price protection programs	84	—	—	84	168	—	—	168
Future contracts	—	—	—	—	—	—	—	—
	$7,452	$(471)	$(4,874)	$2,107	$23,288	$(647)	$(2,184)	$20,457

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
Below is a summary of the net gains (losses) on derivative instruments for the three and nine months ended March 31, 2019 and 2018.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Gains (losses) on derivative instruments:
Unrealized gains on open future commodity and forward contracts and open sale and purchase commitments, net	$27,069	$15,041	$15,579	$5,038
Realized gains (losses) on future commodity contracts, net	1,085	(3,241)	4,571	8,781
	$28,154	$11,800	$20,150	$13,819
The Company’s net gains on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the condensed consolidated statements of operations.

Summary of Hedging Positions
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of March 31, 2019 and at June 30, 2018.

in thousands
	March 31, 2019	June 30, 2018
Inventory	$266,419	$280,116
Precious metals held under financing arrangements	212,622	262,566
	479,041	542,682

Less unhedgeable inventory:
Commemorative coin inventory, held at lower of cost or market	(33)	(99)
Premium on metals position	(5,372)	(3,530)
Precious metal value not hedged	(5,405)	(3,629)

	473,636	539,053

Commitments at market:
Open inventory purchase commitments	146,046	342,287
Open inventory sales commitments	(161,998)	(138,022)
Margin sale commitments	(6,657)	(5,988)
In-transit inventory no longer subject to market risk	(4,424)	(1,060)
Unhedgeable premiums on open commitment positions	1,178	541
Borrowed precious metals	(210,650)	(280,346)
Product financing arrangements	(65,723)	(113,940)
Advances on industrial metals	8,295	6,044
	(293,933)	(190,484)

Precious metal subject to price risk	179,703	348,569

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	92,875	274,994
Precious metals futures contracts at market values	85,686	72,421
Total market value of derivative financial instruments	178,561	347,415

Net precious metals subject to commodity price risk	$1,142	$1,154

Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of March 31, 2019 and June 30, 2018, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	March 31, 2019	June 30, 2018
Purchase commitments	$146,046	$342,287
Sales commitments	$(161,998)	$(138,022)
Margin sales commitments	$(6,657)	$(5,988)
Open forward contracts	$92,875	$274,994
Open futures contracts	$85,686	$72,421
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At March 31, 2019, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of operations totaled $(36,000) and $(32,000) for the three months ended March 31, 2019 and 2018, respectively. Unrealized (losses) gains on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of operations totaled $(54,000) and $6,000 for the nine months ended March 31, 2019 and 2018, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands	March 31, 2019	June 30, 2018
Foreign exchange forward contracts	$2,489	$4,130
Open sale and purchase commitment transactions, net	$3,508	$3,026

12.     INCOME TAXES

Income (loss) from operations before provision for income taxes is shown below:

in thousands	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
U.S.	$1,355	$(1,498)	$4,214	$(528)
Foreign	8	14	26	28
Net income (loss) before provision for income taxes	$1,363	$(1,484)	$4,240	$(500)

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax (expense) benefit for the three and nine months ended March 31, 2019 and 2018 consists of the following:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Federal	$(338)	$675	$(959)	$109
State and local	(61)	138	(177)	107
Foreign	(3)	(6)	(7)	(7)
Provision for income tax (expense)/benefit	$(402)	$807	$(1,143)	$209

The effective tax rate for the three and nine months ended March 31, 2019 and 2018 are set forth below:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Effective tax rate	(29.5)%	54.4%	(27.0)%	41.8%

Tax Cuts and Jobs Act
The comparability of our effective tax rate in the three and nine months ended March 31, 2019 compared to the corresponding prior year period was impacted by the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which was effective for the Company starting in our second quarter of fiscal 2018. Information regarding our adoption and prospective impacts of the Tax Act on our tax is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018. We completed our assessment of the income tax effects of the Tax Act within the measurement period as required in ASU 2018-05 ("SAB 118").
Tax Balances and Activity
Income Taxes Receivable and Payable
As of March 31, 2019 and June 30, 2018, income taxes receivable totaled $1.5 million and $1.6 million, respectively.
Deferred Tax Assets and Liabilities
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2019 and June 30, 2018, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.
As of March 31, 2019, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.6 million and a federal deferred tax asset of $1.3 million. As of June 30, 2018, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.7 million and a federal deferred tax asset of $2.2 million.
Net Operating Loss Carryforwards
As of March 31, 2019 and June 30, 2018, the Company has approximately $3.2 million and $2.9 million of federal net operating loss carryforwards and approximately $14.9 million and $15.5 million, state and city net operating loss carryforwards, respectively. The Company's combined federal, state and city tax-effected net operating loss carryforwards totaled, as of March 31, 2019 and June 30, 2018, $1.7 million and $1.7 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2022.
Unrecognized Tax Benefits
The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of operations. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. For the three and nine months ended March 31, 2019 there was no material movement in unrecognized tax benefits including interest and penalties.

Tax Examinations
Refer to the information related to open tax examinations in our 2018 Annual Report on Form 10-K for the fiscal year ended June 30, 2018. All of the referenced tax examinations remain open, except for the IRS examination of the Company's fiscal 2015 federal tax return and New York State audit for fiscal years 2014-2016; these examinations were settled and closed during fiscal year 2019. The impact of these closed examinations to the Company's financial statements for fiscal 2019 were insignificant.

13. RELATED PARTY TRANSACTIONS
Former Parent and its Subsidiaries
In addition to transactions with other affiliates as indicated below, the Company engages with Stack’s Bowers Numismatics LLC ("Stack's Bowers Galleries"), a wholly owned subsidiary of the Former Parent, in (i) sales and purchase transactions, and (ii) transactions in which the Company assists Stack’s Bowers Galleries in financing the purchase of rare coins and precious metals products, both through precious metal repurchase arrangements in which the Company receives a fee based upon the commodity value of the coins, and through loans to Stack’s Bowers Galleries from CFC secured by the coins or precious metal. The effect of these transactions is included in the following tables.
Balances with Affiliated Companies or Persons
As of March 31, 2019 and June 30, 2018, the Company had related party receivables and payables balances as set forth below:

in thousands
	March 31, 2019			June 30, 2018
	Receivables		Payables	Receivables	Payables
Former Parent/Stack's Bowers Galleries	$9,430	(1)	$—	$13,240	$—
Equity method investees	2,774	(2)	—	900	920
SilverTowne	185	(3)	—	—	242
Goldline Lenders(4)	—		—	—	7,710
	$12,389		$0	14,140	$8,872

_________________________________
(1) Balance principally includes two secured lines of credit with a balance of $4.5 million and $4.0 million (shown as a component of secured loans receivables) and trade receivables of $1.0 million. See "Secured Lines of Credit with Stack's Bowers Galleries", below.

(2) Balance primarily represents trade receivables, net (shown as a component of receivables).
(3) Balance primarily represents trade receivables, net (shown as a component of receivables).
(4) Principal balance of the Goldline Credit Facility of $7.5 million was repaid in full on December 7, 2018 before the August 2020 maturity date. The principal payment included a 2% premium of $150,000. (See Note 14 for further details.)

Secured Lines of Credit with Stack's Bowers Galleries
On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $5.3 million. The loan is secured by precious metals and numismatic products. As of March 31, 2019 and June 30, 2018, the aggregate carrying value of this loan was $4.5 million and $3.0 million, respectively.
On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. As of March 31, 2019 and June 30, 2018, the aggregate carrying value of this loan was $4.0 million and $9.5 million, respectively.
Long Term Debt Obligation with Goldline Lenders
On December 7, 2018, the Company repaid the $7.5 million principal amount outstanding under the Goldline Credit Facility to the Goldline Lenders in full.  Under the terms of the principal repayment, the applicable credit and related agreements have been terminated and none of the parties thereto has any further rights or obligations thereunder (see Note 14).
Activity with Affiliated Companies or Persons
Sales and Purchases Made to Affiliated Companies
During the three and nine months ended March 31, 2019 and 2018, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2019		March 31, 2018		March 31, 2019		March 31, 2018
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Former Parent/Stack's Bowers Galleries	$4,417	$3,924	$12,189	$211,120	$23,505	$21,883	$24,686	$214,661
Equity method investees	135,433	7,543	131,244	5,393	410,617	13,262	372,912	6,859
SilverTowne	2,537	121	5,101	699	11,218	1,498	12,384	7,078
	$142,387	$11,588	$148,534	$217,212	$445,340	$36,643	$409,982	$228,598
Interest Income Earned from Affiliated Companies
During the three and nine months ended March 31, 2019 and 2018, the Company earned interest income related to loans made to Stack's Bowers Galleries and to financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Interest income from secured loans receivables	$277	$88	$766	$141
Interest income from finance products and repurchase arrangements	1,684	1,114	5,116	2,333
	$1,961	$1,202	$5,882	$2,474

Interest Expense Incurred Related to Notes Payable and Long-Term Debt Obligation
During the three and nine months ended March 31, 2019 and 2018, the Company incurred interest expense (including debt amortization costs) related to the debt payable to SilverTowne and the Goldline Lenders, as set forth below:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Interest expense incurred related to notes payable	$—	$—	$—	$4
Interest expense incurred related to long-term debt obligation	—	226	$342	$505
	$—	$226	$342	$509

Other Income Earned from Equity Method Investee
During the three months ended March 31, 2019 and 2018, the Company recorded its proportional share of its equity method investees' net income as other income that total $374,000 and $99,000, respectively. During the nine months ended March 31, 2019 and 2018, the Company recorded its proportional share of its equity method investee's net income as other income that totalled $933,000 and $278,000, respectively. As of March 31, 2019 and June 30, 2018, the aggregate carrying balance of the equity method investments was $11.6 million and $8.4 million, respectively.
Other Expense Incurred with Goldline Lenders
On December 7, 2018, in connection $7.5 million payment of principal under the Goldline Credit Facility, the Goldline Lenders received a 2% ($150,000) premium (see Note 14).

14.	FINANCING AGREEMENTS
Lines of Credit
Effective March 29, 2019, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as joint lead lender and administrative agent/bookrunner and Natixis acts as joint lead arranger and syndication agent for the syndicate. The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis.
As of March 31, 2019, the Trading Credit Facility provided the Company with access up to $260.0 million, featuring a $210.0 million base, with a $50.0 million accordion option. The Trading Credit Facility is scheduled to mature on March 27, 2020. From commencement of the Trading Credit Facility (i.e., March 31, 2016), the Company has incurred $3.4 million of accumulated loan costs. These loan costs have been capitalized when incurred and are amortized over the term of the Trading Credit Facility. As of March 31, 2019 and June 30, 2018, the remaining unamortized balance was approximately $0.7 million and $0.5 million, respectively.
The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 2.50% and 2.09% as of March 31, 2019 and June 30, 2018, respectively. Borrowings are due on demand and totaled $149.0 million and $200.0 million at March 31, 2019 and at June 30, 2018, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility, after taking into account current borrowings, totaled $9.2 million and $22.1 million as determined on March 31, 2019 and on June 30, 2018, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of March 31, 2019 the minimum tangible net worth financial covenant under the Trading Credit Facility was $47.5 million. The Company is in compliance with all restrictive financial covenants as of March 31, 2019.
Interest expense related to the Company’s lines of credit totaled $2.0 million and $2.1 million, which represents 47.6% and 57.9% of the total interest expense recognized, for the three months ended March 31, 2019 and 2018, respectively. Our lines of credit carried a daily weighted average effective interest rate of 4.89% and 3.97%, respectively, for the three months ended March 31, 2019 and 2018.
Interest expense related to the Company’s lines of credit totaled $5.9 million and $5.8 million, which represents 47.5% and 59.9% of the total interest expense recognized, for the nine months ended March 31, 2019 and 2018, respectively. Our lines of credit carried a daily weighted average effective interest rate of 4.73% and 3.85%, respectively, for the nine months ended March 31, 2019 and 2018.
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
As of March 31, 2019 and June 30, 2018, the carrying balance of the Goldline Credit facility was $0.0 million and $7.2 million, respectively, and the remaining unamortized loan cost balance was approximately $0.0 million and $0.3 million, respectively, which is amortized ratably through the maturity date. As of March 31, 2019, the balance of the loan fee payable was $0.0 million.
Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $226,000 which represents 6.2% of the total interest expense recognized, for the three months ended March 31, 2018. The Goldline Credit Facility's weighted average effective interest rate was 9.19% for the three months ended March 31, 2018., The Company did not incur interest expense related to the Goldline Credit Facility for the three months ended March 31, 2019.
Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $342,000 which represents 2.7% of the total interest expense recognized, for the nine months ended March 31, 2019. The Goldline Credit Facility's weighted average effective interest rate was 4.17% for the nine months ended March 31, 2019. Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $505,000 which represents 5.2% of the total interest expense recognized, for the nine months ended March 31, 2018. The Goldline Credit Facility's weighted average effective interest rate was 9.30% for the nine months ended March 31, 2018.
The obligations of Goldline and the Company under the Goldline Credit Facility had been subordinated to the Company’s obligations under the Trading Credit Facility (see Lines of Credit, above in Note 14).
Notes Payable
Securitization/Variable Interest Entity
On September 14, 2018, AM Capital Funding, LLC (“AMCF”), a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes (collectively, the "Notes"): Series 2018-1, Class A (the “Class A Notes”) in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B (the “Class B Notes” and together with the Class A Notes, the “Notes”) in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023. The Notes were issued under a Master Indenture and the Series 2018-1 Supplement thereto between AMCF and Citibank, N.A., as trustee. At March 31, 2019, the Company held $10.0 million of the Class B Notes (which was subsequently reduced to $5.0 million in the quarter ending June 30, 2019.) The Notes are not insured or guaranteed by A-Mark or CFC. CFC acts as servicer with respect to the Notes.
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
As of March 31, 2019, the consolidated carrying balance of the Notes was $86.7 million (which excludes the $10.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $3.3 million, which is amortized using the effective interest method through the maturity date. As of March 31, 2019, the balance of the interest payable was $234,000.
Interest on the Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum. For the three months ended March 31, 2019, the interest expense related to the Notes (including loan amortization costs) totaled $1,433,000 which represents 33.8% of the total interest expense recognized by the Company. For the three months ended March 31, 2019, the Notes' weighted average effective interest rate was 5.88%. For the nine months ended March 31, 2019, the interest expense related to the Notes (including loan amortization costs) totaled $3,132,000 which represents 25.2% of the total interest expense recognized by the Company. For the nine months ended March 31, 2019, the Notes' weighted average effective interest rate was 5.88%.
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

The assets and liabilities of the VIE are shown on the face of the condensed consolidated balance sheets of the Company at March 31, 2019 and June 30, 2018.
Liability on Borrowed Metals
The Company recorded liabilities on borrowed precious metals with market values totaling $210.7 million and $280.3 million as of March 31, 2019 and June 30, 2018, respectively, with the corresponding metals reflected on the condensed consolidated balance sheets.
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
Product Financing Arrangements
The Company has agreements with financial institutions (third parties) that allow the Company to transfer its gold and silver inventory at an agreed-upon price based on the spot price with these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of operations. Such obligation totaled $65.7 million and $113.9 million as of March 31, 2019 and June 30, 2018, respectively.
15. COMMITMENTS AND CONTINGENCIES
Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2018 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments. The Company is not aware of any material changes to commitments as summarized the 2018 Annual Report.

16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of March 31, 2019, no shares had been repurchased under the program.
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
As of March 31, 2019, 408,395 shares were available for grant under the 2014 Plan.
Valuation and Significant Assumptions of Equity Awards Issued
The Company uses the Black-Scholes option pricing model, which uses various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates.
Stock Options
During the three months ended March 31, 2019 and 2018, the Company incurred $289,251 and $282,105 of compensation expense related to stock options, respectively. During the nine months ended March 31, 2019 and 2018, the Company incurred $842,427 and $1,020,585 of compensation expense related to stock options, respectively. As of March 31, 2019, there was total remaining compensation expense of $1.2 million related to employee stock options, which will be recorded over a weighted average period of approximately 1.9 years.
The following table summarizes the stock option activity for the nine months ended March 31, 2019.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2018	842,515	$17.59	$821	$5.99
Granted	115,050	$13.38
Cancellations, expirations and forfeitures	(400)	$16.52
Outstanding at March 31, 2019	957,165	$17.08	$548	$5.88

Exercisable at March 31, 2019	584,947	$16.47	$548	$6.11

Following is a summary of the status of stock options outstanding at March 31, 2019

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	3.60	$8.39	134,239	3.60	$8.39
$10.01	$15.00	253,938	7.08	$12.75	98,888	3.53	$11.94
$15.01	$25.00	468,988	7.40	$20.12	301,820	7.36	$20.06
$25.01	$60.00	100,000	6.90	$25.50	50,000	6.90	$25.50
		957,165	6.73	$17.08	584,947	5.81	$16.47

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
17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the three and nine months ended March 31, 2019 and 2018 are presented on a comparative basis in the table below:

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2019		March 31, 2018		March 31, 2019		March 31, 2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,266,986	100.0%	$1,994,963	100.0%	$3,932,988	100.0%	$5,839,491	100.0%
Customer concentrations
HSBC Bank USA (1)	$347,966	27.5%	$606,966	30.4%	$972,958	24.7%	$1,525,739	26.1%
Mitsubishi Intl. Corp. (1)	77,530	6.1	401,127	20.1	432,461	11.0	1,321,001	22.6
	$425,496	33.6%	$1,008,093	50.5%	$1,405,419	35.7%	$2,846,740	48.7%
________________________________
(1)
Sales with this trading partner are primarily comprised of sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product.

Customers providing 10 percent or more of the Company's accounts receivable as of March 31, 2019 and June 30, 2018 are presented on a comparative basis in the table below:

in thousands
	March 31, 2019		June 30, 2018

	Amount	Percent	Amount	Percent
Total accounts receivable, net	$15,725	100.0%	$35,856	100.0%
Customer concentrations
Customer A	$5,252	33.4%	$7,468	20.8%
Customer B	2,390	15.2	675	1.9
	$7,642	48.6%	$8,143	22.7%
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

Revenue

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2019		March 31, 2018		March 31, 2019		March 31, 2018
Revenue by segment (1)(2)
Wholesale Trading & Ancillary Services (3)	$1,251,385		$1,977,273		$3,893,886		$5,782,135
Direct Sales	15,601	(a)	17,690	(b)	39,102	(c)	57,356	(d)
Total revenue	$1,266,986		$1,994,963		$3,932,988		$5,839,491

_________________________________
(1) Intercompany purchases from and sales to the Direct Sales segment are transacted at Wholesale Trading & Ancillary Services segment's prices, which is consistent with arms-length transactions with third-parties.

(2) The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

(3) The elimination of intercompany sales are reflected in the Wholesale Trading & Ancillary Services segment.
(a) Includes $0.3 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b) Includes $4.3 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(c) Includes $0.6 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(d) Includes $21.9 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenue by geographic region (as determined by the shipping address or where the services were performed):
United States	$1,148,787	$1,851,752	$3,493,306	$5,483,566
Europe	47,997	77,580	186,758	204,960
North America, excluding United States	67,637	64,463	246,306	146,237
Asia Pacific	2,295	684	5,252	2,410
Africa	—	—	1	1
Australia	270	484	1,365	2,317
Total revenue	$1,266,986	$1,994,963	$3,932,988	$5,839,491

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Gross profit by segment(1)
Wholesale Trading & Ancillary Services	$6,934	$6,748	$21,150	$19,561
Direct Sales	1,782	679	4,358	4,088
Total gross profit	$8,716	$7,427	$25,508	$23,649
Gross margin percentage by segment(1)
Wholesale Trading & Ancillary Services	0.554%	0.341%	0.543%	0.338%
Direct Sales	11.422%	3.838%	11.145%	7.127%
Weighted average gross margin percentage	0.688%	0.372%	0.649%	0.405%

_________________________________
(1) The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Operating income and (expenses) by segment
Wholesale Trading & Ancillary Services
Selling, general and administrative expenses	$(5,618)	$(5,216)	$(16,525)	$(16,002)
Interest income	$2,052	$1,564	$6,458	$3,620
Interest expense	$(2,401)	$(1,983)	$(7,255)	$(5,375)
Other income, net	$337	$67	$1,382	$817
Secured Lending
Selling, general and administrative expenses	$(394)	$(571)	$(1,083)	$(1,302)
Interest income	$2,755	$2,523	$7,552	$6,896
Interest expense	$(1,838)	$(1,433)	$(4,850)	$(3,854)
Other income, net	$—	$—	$24	$—
Direct Sales
Selling, general and administrative expenses	$(2,246)	$(3,636)	$(6,472)	$(8,444)
Interest expense	$—	$(226)	$(342)	$(505)
Other expense, net	—	—	$(157)	$—
Net (loss) income before provision for income taxes

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net (loss) income before provision for income taxes by segment
Wholesale Trading & Ancillary Services	$1,304	$1,180	$5,210	$2,621
Secured Lending	523	519	1,643	1,740
Direct Sales	(464)	(3,183)	(2,613)	(4,861)
Total net income (loss) before provision for income taxes	$1,363	$(1,484)	$4,240	$(500)
Depreciation and Amortization

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Depreciation and amortization by segment
Wholesale Trading & Ancillary Services	$(386)	$(386)	$(1,177)	$(1,170)
Direct Sales	(304)	(296)	(911)	(824)
Total depreciation and amortization	$(690)	$(682)	$(2,088)	$(1,994)

Advertising expense

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Advertising expense by segment
Wholesale Trading & Ancillary Services	$(115)	$(157)	$(383)	$(441)
Secured Lending	(5)	(7)	(9)	(26)
Direct Sales	(499)	(797)	(1,465)	(2,070)
Total advertising expense	$(619)	$(961)	$(1,857)	$(2,537)
Precious metals held under financing arrangements

in thousands
	March 31, 2019	June 30, 2018
Precious metals held under financing arrangements by segment
Wholesale Trading & Ancillary Services	$212,622	$262,566
Total precious metals held under financing arrangements	$212,622	$262,566

Inventory

in thousands
	March 31, 2019	June 30, 2018
Inventories by segment
Wholesale Trading & Ancillary Services	$258,937	$272,034
Direct Sales	7,482	8,082
Total inventories	$266,419	$280,116

in thousands
	March 31, 2019	June 30, 2018
Inventories by geographic region
United States	$253,074	$273,008
Europe	3,797	1,965
North America, excluding United States	9,225	4,976
Asia	323	167
Total inventories	$266,419	$280,116

Assets

in thousands
	March 31, 2019	June 30, 2018
Assets by segment
Wholesale Trading & Ancillary Services	$528,277	$616,522
Secured Lending	116,312	111,304
Direct Sales	13,183	15,175
Total assets	$657,772	$743,001

in thousands
	March 31, 2019	June 30, 2018
Assets by geographic region
United States	$643,043	$733,131
Europe	5,181	4,727
North America, excluding United States	9,225	4,976
Asia	323	167
Total assets	$657,772	$743,001
Long-term Assets

in thousands
	March 31, 2019	June 30, 2018
Long-term assets by segment
Wholesale Trading & Ancillary Services	$32,597	$31,328
Secured Lending	197	102
Direct Sales	3,685	4,588
Total long-term assets	$36,479	$36,018

in thousands
	March 31, 2019	June 30, 2018
Long-term assets by geographic region
United States	$36,426	$35,965
Europe	53	53
Total long-term assets	$36,479	$36,018
Capital Expenditures for Property and Equipment

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Capital expenditures on plant, property and equipment by segment
Wholesale Trading & Ancillary Services	$26	$404	$164	$673
Secured Lending	91	—	91	—
Direct Sales	35	—	35	148
Total capital expenditures on property and equipment	$152	$404	$290	$821

Goodwill and Intangible Assets

in thousands
	March 31, 2019	June 30, 2018
Goodwill and Intangibles by segment
Wholesale Trading & Ancillary Services	$12,196	$12,516
Direct Sales	2,790	3,226
Total goodwill and intangible assets	$14,986	$15,742

19.	SUBSEQUENT EVENTS
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
for the comparable periods.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of March 31, 2019. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
In August 2016, the Company formed AMST, a joint venture with SilverTowne, L.P., referred to as SilverTowne, an Indiana-based producer of minted silver. As of March 31, 2019, the Company and SilverTowne, L.P. own 69% and 31%, respectively, of AMST. AMST acquired the entire minting operations (referred to as SilverTowne Mint) of SilverTowne, L.P., with the goal of providing greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments, which have historically resulted in higher demand for precious metals products.
Secured Lending Segment
The Company operates its Secured Lending segment through its wholly-owned subsidiary, CFC. CFC has been in operation since 2005.
CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors and collectors. As of March 31, 2019, CFC had approximately $111.2 million in secured loans outstanding, of which approximately 57.3% were originated by third parties and acquired by CFC and approximately 42.7% were originated by CFC.
On September 14, 2018, AM Capital Funding, LLC, referred to as AMCF, a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes (collectively, the "Notes"): Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023. For additional information regarding this securitization, see Note 14, "Notes Payable".
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
Gold and Silver Ounces Sold and Delivered to Customers. We look at the number of ounces of gold and silver sold and delivered to our customers (excluding ounces recorded on forward contracts). These metrics reflect our business volume without regard to changes in commodity pricing, which also impacts revenue and can mask actual business trends.
Wholesale Trading & Ancillary Services Segment Ticket Volume and Direct Sales Segment Ticket Volume. Another measure of our business volume, unaffected by changes in commodity pricing, is Wholesale Trading & Ancillary Services segment ticket volume and Direct Sales segment ticket volume, which is the total number of orders processed by our trading desks in El Segundo, California and Vienna, Austria. In periods of higher volatility, there is generally increased trading in the commodity markets, and increased demand for our products, which translates into higher business volume. Generally, the ounces sold on a per-trading-ticket basis is substantially higher for orders placed telephonically compared to those placed on our online portal platform.
Inventory Turnover. Inventory turnover is another performance measure on which we are focused. We define inventory turnover as the cost of sales during the relevant period divided by the average inventory during the period. Inventory turnover is a measure of how quickly inventory has moved during the period. A higher inventory turnover ratio, which we typically experience during periods of higher volatility when trading is more robust, reflects a more efficient use of our capital.
Number of Secured Loans. Finally, as a measure of the size of our secured lending segment, we look at the number of outstanding secured loans to customers at the end of the fiscal quarter.
Fiscal Year
Our fiscal year end is June 30 each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended March 31, 2019 and 2018
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended March 31, 2019 and 2018 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended March 31,	2019		2018		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,266,986	100.000%	$1,994,963	100.000%	$(727,977)	(36.5)%
Gross profit	8,716	0.688%	7,427	0.372%	$1,289	17.4%
Selling, general and administrative expenses	(8,258)	(0.652)%	(9,423)	(0.472)%	$(1,165)	(12.4)%
Interest income	4,807	0.379%	4,087	0.205%	$720	17.6%
Interest expense	(4,239)	(0.335)%	(3,642)	(0.183)%	$597	16.4%
Other income	373	0.029%	99	0.005%	$274	276.8%
Unrealized loss on foreign exchange	(36)	(0.003)%	(32)	(0.002)%	$4	12.5%
Net income (loss) before provision for income taxes	1,363	0.108%	(1,484)	(0.074)%	$2,847	191.8%
Income tax (expense) benefit	(402)	(0.032)%	807	0.041%	$1,209	149.8%
Net income (loss)	961	0.076%	(677)	(0.034)%	$1,638	241.9%
Net loss attributable to non-controlling interest	(29)	(0.002)%	(44)	(0.002)%	$(15)	(34.1)%
Net income (loss) attributable to the Company	$990	0.078%	$(633)	(0.032)%	$1,623	256.4%

Basic and diluted net (loss) income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$0.14		$(0.09)		$0.23	255.6%
Diluted	$0.14		$(0.09)		$0.23	255.6%

Performance Metrics: (1)
Gold ounces sold(2)	474,000		618,000		(144,000)	(23.3)%
Silver ounces sold(3)	16,751,000		11,365,000		5,386,000	47.4%
Inventory turnover ratio(4)	4.6		4.8		(0.2)	(4.2)%
Number of secured loans at period end(5)	2,568		3,124		(556)	(17.8)%

_________________________________

(1)	See "Results of Segments" for ticket count volume by segment.

(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(4)
Inventory turnover ratio is the cost of sales divided by average inventory. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Nine Months Ended March 31, 2019 and 2018

Condensed Consolidated Results of Operations
The operating results of our business for the nine months ended March 31, 2019 and 2018 are as follows:

in thousands, except per share data and performance metrics
Nine Months Ended March 31,	2019		2018		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$3,932,988	100.000%	$5,839,491	100.000%	$(1,906,503)	(32.6)%
Gross profit	25,508	0.649%	23,649	0.405%	$1,859	7.9%
Selling, general and administrative expenses	(24,080)	(0.612)%	(25,748)	(0.441)%	$(1,668)	(6.5)%
Interest income	14,010	0.356%	10,516	0.180%	$3,494	33.2%
Interest expense	(12,447)	(0.316)%	(9,734)	(0.167)%	$2,713	27.9%
Other income	1,303	0.033%	811	0.014%	$492	60.7%
Unrealized (loss) gain on foreign exchange	(54)	(0.001)%	6	—%	$60	1,000.0%
Net income (loss) before provision for income taxes	4,240	0.108%	(500)	(0.009)%	$4,740	948.0%
Income tax (expense) benefit	(1,143)	(0.029)%	209	0.004%	$1,352	646.9%
Net income (loss)	3,097	0.079%	(291)	(0.005)%	$3,388	1,164.3%
Net income attributable to non-controlling interest	49	0.001%	69	0.001%	$(20)	(29.0)%
Net income (loss) attributable to the Company	$3,048	0.078%	$(360)	(0.006)%	$3,408	946.7%

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$0.43		$(0.05)		$0.48	960.0%
Diluted	$0.43		$(0.05)		$0.48	960.0%

Performance Metrics:(1)
Gold ounces sold(2)	1,449,000		1,326,000		123,000	9.3%
Silver ounces sold(3)	55,071,000		37,860,000		17,211,000	45.5%
Inventory turnover ratio(4)	14.3		14.8		(0.5)	(3.4)%
Number of secured loans at period end(5)	2,568		3,124		(556)	(17.8)%

_________________________________

(1)	See "Results of Segments" for ticket count volume by segment.

(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(4)
Inventory turnover ratio is the cost of sales divided by average inventory. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers at the end of the period.

Revenues
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,266,986	100.000%	$1,994,963	100.000%	$(727,977)	(36.5)%
Performance Metrics
Gold ounces sold	474,000		618,000		(144,000)	(23.3)%
Silver ounces sold	16,751,000		11,365,000		5,386,000	47.4%

Revenues for the three months ended March 31, 2019 decreased $728.0 million, or 36.5%, to $1.267 billion from $1.995 billion in 2018. Our revenues decreased primarily due to lower forward sales (about $0.6 billion of the aggregate change), lower gold and silver prices and lower gold ounces sold, offset by an increase in the total amount of silver ounces sold.
Gold ounces sold for the three months ended March 31, 2019 decreased 144,000 ounces, or 23.3%, to 474,000 ounces from 618,000 ounces in 2018. Silver ounces sold for the three months ended March 31, 2019 increased 5,386,000 ounces, or 47.4%, to 16,751,000 ounces from 11,365,000 ounces in 2018. On average, the selling prices for gold decreased by 1.5% and selling prices for silver decreased by 7.2% during the three months ended March 31, 2019 as compared to 2018.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$3,932,988	100.000%	$5,839,491	100.000%	$(1,906,503)	(32.6)%
Performance Metrics
Gold ounces sold	1,449,000		1,326,000		123,000	9.3%
Silver ounces sold	55,071,000		37,860,000		17,211,000	45.5%

Revenues for the nine months ended March 31, 2019 decreased $1.907 billion, or 32.6%, to $3.933 billion from $5.839 billion in 2018. Our revenues decreased primarily due to lower forward sales (about $2.2 billion of the aggregate change) and lower gold and silver prices, offset by an increase in the total amount of gold and silver ounces sold.
Gold ounces sold for the nine months ended March 31, 2019 increased 123,000 ounces, or 9.3%, to 1,449,000 ounces from 1,326,000 ounces in 2018. Silver ounces sold for the nine months ended March 31, 2019 increased 17,211,000 ounces, or 45.5%, to 55,071,000 ounces from 37,860,000 ounces in 2018. On average, the selling prices for gold decreased by 3.7% and selling prices for silver decreased by 10.1% during the nine months ended March 31, 2019 as compared to 2018.

Gross Profit
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$8,716	0.688%	$7,427	0.372%	$1,289	17.4%
Performance Metric
Inventory turnover ratio	4.6		4.8		(0.2)	(4.2)%

Gross profit for the three months ended March 31, 2019 increased by $1.3 million, or 17.4%, to $8.7 million from $7.4 million in 2018. Overall gross profit increased primarily due to improved gross profits from the Wholesale Trading & Ancillary Services and the Direct Sales segments, offset by lower trading profits.
The Company’s gross margin percentage increased by 84.9% to 0.688% from 0.372% in 2018. The increase in gross margin percentage was largely attributable to lower forward sales ($0.6 billion), which increase revenues but are associated with negligible gross margin percentages, and by higher gross margin earned by the Wholesale Trading & Ancillary segment and Direct Sales segment. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
Our inventory turnover rate for the three months ended March 31, 2019 decreased by 4.2%, to 4.6 from 4.8 in 2018. The decrease in our inventory turnover rate was primarily due to the lower volume of ounces sold on forward contracts offset by lower average product financing arrangements and borrowed metal inventory balances during the three months ended March 31, 2019 as compared to 2018.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$25,508	0.649%	$23,649	0.405%	$1,859	7.9%
Performance Metric
Inventory turnover ratio	14.3		14.8		(0.5)	(3.4)%

Gross profit for the nine months ended March 31, 2019 increased by $1.9 million, or 7.9%, to $25.5 million from $23.6 million in 2018. Overall gross profit increased due to improved gross profits of the Wholesale & Trading and Ancillary segment and Direct Sales segment (eg., Goldline), offset by lower trading profits.
The Company’s gross margin percentage increased by 60.2% to 0.649% from 0.405% in 2018. The increase in in gross margin percentage was largely attributable to lower forward sales ($2.2 billion), which increase revenues but are associated with negligible gross margin percentages, and by higher gross margin earned by the Wholesale Trading & Ancillary segment and Direct Sales segment. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
Our inventory turnover rate for the nine months ended March 31, 2019 decreased by 3.4%, to 14.3 from 14.8 in 2018. The decrease in our inventory turnover rate was primarily due to the lower volume of ounces sold on forward contracts, offset by lower average product financing arrangements and borrowed metal inventory balances during the nine months ended March 31, 2019 as compared to 2018.
Selling, General and Administrative Expense
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(8,258)	(0.652)%	$(9,423)	(0.472)%	$(1,165)	(12.4)%

Selling, general and administrative expenses for the three months ended March 31, 2019 decreased $1.2 million, or 12.4%, to $8.3 million from $9.4 million in 2018. The change was primarily due to lower operating expenses incurred by our Direct Sales segment of $1.4 million, partially offset by increased overall compensation costs of $0.5 million.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(24,080)	(0.612)%	$(25,748)	(0.441)%	$(1,668)	(6.5)%

Selling, general and administrative expenses for the nine months ended March 31, 2019 decreased $1.7 million, or 6.5%, to $24.1 million from $25.7 million in 2018. The change was primarily due to lower operating expenses incurred by our Direct Sales segment of $2.0 million, lower investigatory acquisition costs of $0.7 million, lower legal costs of $0.3 million, which were partially offset by an increased overall compensation costs of $1.4 million. Our Direct Sales Segment reported a decrease in selling, general, and administrative expense even though the Direct Sales segment was only owned for seven months in the prior comparable period.

Interest Income
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$4,807	0.379%	$4,087	0.205%	$720	17.6%
Performance Metric
Number of secured loans at period-end	2,568		3,124		(556)	(17.8)%

Interest income for the three months ended March 31, 2019 increased $0.7 million, or 17.6%, to $4.8 million from $4.1 million in 2018. The aggregate increase in interest income was primarily due to interest income from our Secured Lending Segment and other finance product income.
The increase in interest income from our Secured Lending segment increased by $0.2 million in comparison to the same year-ago period, which represents approximately 32.2% of the aggregate increase. This increase in interest from secured loans was primarily due to increases in interest rates and an increase in the value of the secured loan portfolio. The number of secured loans outstanding decreased by 17.8% to 2,568 from 3,124 in 2018. This decrease was due to lower metal prices in the first quarter of fiscal 2019 that lowered the customer's collateral value, which lead to loans being liquidated. The Company did not incur any loan losses from the liquidations.
Other finance product income was derived from finance fees earned related to repurchase arrangements with customers and increased by 24.5% or by $0.4 million in comparison to the same year-ago period, which represents approximately 52.6% of the aggregate increase.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$14,010	0.356%	$10,516	0.180%	$3,494	33.2%
Performance Metric
Number of secured loans at period-end	2,568		3,124		(556)	(17.8)%

Interest income for the nine months ended March 31, 2019 increased $3.5 million, or 33.2%, to $14.0 million from $10.5 million in 2018. The aggregate increase in interest income was primarily due to interest income earned by our Secured Lending Segment and other finance product income.
The increase in interest income from our Secured Lending segment increased by $0.7 million or by 9.5% in comparison to the same year-ago period, which represents approximately 18.8% of the aggregate increase. This increase in interest from secured loans was primarily due to increases in interest rates and an increase in the value of the secured loan portfolio. The number of secured loans outstanding decreased by 17.8% to 2,568 from 3,124 in 2018. This decrease was due to lower metal prices in the first quarter of fiscal 2019 that lowered the customer's collateral value, which lead to loans being liquidated. The Company did not incur any loan losses from the liquidations.
The aggregate increase in interest income also increased due to other finance product income. Our finance fees earned related to repurchase arrangements with customers increased by 58.0% or by $2.1 million in comparison to the same year-ago period, which represent approximately 59.3% of the aggregate increase.
Interest Expense
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(4,239)	(0.335)%	$(3,642)	(0.183)%	$597	16.4%

Interest expense for the three months ended March 31, 2019 increased $0.6 million, or 16.4% to $4.2 million from $3.6 million in 2018. The increase was related primarily to our recently issued note payable related to our Secured Lending segment, and the increase in our liability on borrowed metals, partially offset by a reduction of interest expense product financing arrangements and the Goldline Credit Facility. As compared to the same year-ago period, the following interest expense components increased by: (i) $1.1 million, related to our long-term notes payable (including debt amortization costs) that was issued in first quarter of fiscal year 2019 and (ii) $0.1 million, related to our liability on borrowed metals, partially offset by (iii) $(0.2) million related to product financing arrangements and (iv) $(0.2) million related to the Goldline Credit Facility. The Goldline Credit Facility was paid off in full during second quarter of fiscal year 2019.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(12,447)	(0.316)%	$(9,734)	(0.167)%	$2,713	27.9%

Interest expense for the nine months ended March 31, 2019 increased $2.7 million, or 27.9% to $12.4 million from $9.7 million in 2018. The increase was related primarily to our recently issued note payable related to our Secured Lending segment, the increase in our liability on borrowed metals, partially offset by a reduction in interest expense related to product financing arrangements and the Goldline Credit Facility. As compared to the same year-ago period, the following interest expense components increased by: (i) $2.8 million, related to our long-term notes payable (including debt amortization costs) that was issued in first quarter of fiscal year 2019 and (ii) $0.8 million, related to our liability on borrowed metals, partially offset by (iii) $(0.4) million related to product financing arrangements and (iv) $(0.2) million related to the Goldline Credit Facility (including debt amortization costs). The Goldline Credit Facility was paid off in full during second quarter of fiscal year 2019.
Provision for Income Taxes
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Income tax (expense) benefit	$(402)	(0.032)%	$807	0.041%	$1,209	149.8%

Our income tax (expense) benefit was $(0.4) million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate was approximately (29.5)% and 54.4% for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of federal tax benefit), non-deductible company provided transportation benefits, and the exclusion of profits related to the Company's minority interest in Silver Town Mint. For the three months ended December 31, 2018, our effective tax rate differs from federal statutory rate primarily due to state taxes (net of federal tax benefit) and the exclusion of profits related to the Company's minority interest in the SilverTowne Mint. The lower effective tax rate, for the three months ended March 31, 2019, was primarily due to a lower federal statutory rate at the reduced corporate tax rate under the Tax Cuts and Jobs Act (the "Tax Act"). Information regarding our adoption and prospective impacts of the Tax Act on our tax is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Income tax (expense) benefit	$(1,143)	(0.029)%	$209	0.004%	$1,352	646.9%

Our income tax (expense) benefit was $(1.1) million and $0.2 million for the nine months ended March 31, 2019 and 2018, respectively. Our effective tax rate was approximately (27.0)% and 41.8% for the nine months ended March 31, 2019 and 2018, respectively. For the nine months ended March 31, 2019, our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of federal tax benefit), non-deductible company provided transportation benefits, and the exclusion of profits related to the Company's minority interest in Silver Town Mint. For the nine months ended March 31, 2018, our effective tax rate differs from federal statutory rate primarily due to state taxes (net of federal tax benefit) and the exclusion of profits related to the Company's minority interest in the SilverTowne Mint. The lower effective tax rate, for the nine months ended March 31, 2019, was primarily due to a lower federal statutory rate at the reduced corporate tax rate under the Tax Cuts and Jobs Act (the "Tax Act"). Information regarding our adoption and prospective impacts of the Tax Act on our tax is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2018.

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
Results of Operations — Wholesale Trading & Ancillary Services Segment
Overview of Results of Operations for the Three Months Ended March 31, 2019 and 2018
The operating results of our Wholesale Trading & Ancillary Services segment for the three months ended March 31, 2019 and 2018 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended March 31,	2019		2018		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,251,385	100.000%	$1,977,273	100.000%	$(725,888)	(36.7)%
Gross profit	6,934	0.554%	6,748	0.341%	$186	2.8%
Selling, general and administrative expenses	(5,618)	(0.449)%	(5,216)	(0.264)%	$402	7.7%
Interest income	2,052	0.164%	1,564	0.079%	$488	31.2%
Interest expense	(2,401)	(0.192)%	(1,983)	(0.100)%	$418	21.1%
Other income	373	0.030%	99	0.005%	$274	276.8%
Unrealized loss on foreign exchange	(36)	(0.003)%	(32)	(0.002)%	$4	12.5%
Net income before provision for income taxes	$1,304	0.104%	$1,180	0.060%	$124	10.5%

Performance Metrics:
Gold ounces sold(1)	469,000		614,000		(145,000)	(23.6)%
Silver ounces sold(2)	16,392,000		11,227,000		5,165,000	46.0%
Wholesale Trading & Ancillary Services segment ticket volume(3)	30,966		28,869		2,097	7.3%

_________________________________

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(3)
Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo, California and Vienna, Austria, for the Wholesale Trading & Ancillary Services segment.

Overview of Results of Operations for the Nine Months Ended March 31, 2019 and 2018
The operating results of our Wholesale Trading & Ancillary Services segment for the nine months ended March 31, 2019 and 2018 are as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2019		2018		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$3,893,886	100.000%	$5,782,135	100.000%	$(1,888,249)	(32.7)%
Gross profit	21,150	0.543%	19,561	0.338%	$1,589	8.1%
Selling, general and administrative expenses	(16,525)	(0.424)%	(16,002)	(0.277)%	$523	3.3%
Interest income	6,458	0.166%	3,620	0.063%	$2,838	78.4%
Interest expense	(7,255)	(0.186)%	(5,375)	(0.093)%	$1,880	35.0%
Other income	1,436	0.037%	811	0.014%	$625	77.1%
Unrealized (loss) gain on foreign exchange	(54)	(0.001)%	6	—%	$60	NM
Net income before provision for income taxes	$5,210	0.134%	$2,621	0.045%	$2,589	98.8%

Performance Metrics:
Gold ounces sold(1)	1,437,000		1,313,000		124,000	9.4%
Silver ounces sold(2)	54,179,000		37,570,000		16,609,000	44.2%
Wholesale Trading & Ancillary Services segment ticket volume(3)	95,986		89,016		6,970	7.8%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(3)
Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo, California and Vienna, Austria, for the Wholesale Trading & Ancillary Services segment.

Revenues — Wholesale Trading & Ancillary Services
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,251,385	100.000%	$1,977,273	100.000%	$(725,888)	(36.7)%
Performance Metrics
Gold ounces sold	469,000		614,000		(145,000)	(23.6)%
Silver ounces sold	16,392,000		11,227,000		5,165,000	46.0%

Revenues for the three months ended March 31, 2019 decreased $725.9 million, or 36.7%, to $1.251 billion from $1.977 billion in 2018. Our revenues decreased primarily due to lower forward sales (about $0.6 billion of the aggregate change), lower gold and silver prices and lower gold ounces sold, offset by an increase in the total amount of silver ounces sold.
Gold ounces sold for the three months ended March 31, 2019 decreased 145,000 ounces, or 23.6%, to 469,000 ounces from 614,000 ounces in 2018. Silver ounces sold for the three months ended March 31, 2019 increased 5,165,000 ounces, or 46.0%, to 16,392,000 ounces from 11,227,000 ounces in 2018. On average, the selling prices for gold decreased by 1.6% and selling prices for silver decreased by 7.5% during the three months ended March 31, 2019 as compared to 2018.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$3,893,886	100.000%	$5,782,135	100.000%	$(1,888,249)	(32.7)%
Performance Metrics
Gold ounces sold	1,437,000		1,313,000		124,000	9.4%
Silver ounces sold	54,179,000		37,570,000		16,609,000	44.2%

Revenues for the nine months ended March 31, 2019 decreased $1.888 billion, or 32.7%, to $3.894 billion from $5.782 billion in 2018. Our revenues decreased primarily due to lower forward sales (about $2.2 billion of the aggregate change) and lower gold and silver prices, offset by an increase in the total amount of gold and silver ounces sold.
Gold ounces sold for the nine months ended March 31, 2019 increased 124,000 ounces, or 9.4%, to 1,437,000 ounces from 1,313,000 ounces in 2018. Silver ounces sold for the nine months ended March 31, 2019 increased 16,609,000 ounces, or 44.2%, to 54,179,000 ounces from 37,570,000 ounces in 2018. On average, the selling prices for gold decreased by 3.6% and selling prices for silver decreased by 10.3% during the nine months ended March 31, 2019 as compared to 2018.

Gross Profit — Wholesale Trading & Ancillary Services
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$6,934	0.554%	$6,748	0.341%	$186	2.8%
Performance Metric
Wholesale trading ticket volume	30,966		28,869		2,097	7.3%

Gross profit for the three months ended March 31, 2019 increased by $0.2 million, or 2.8%, to $6.9 million from $6.7 million in 2018. Overall gross profit increased primarily due to improved gross profits that were primarily due to improved sales volumes; primarily offset by lower trading profits.
The Company’s profit margin percentage increased by 62.5% to 0.554% from 0.341% in 2018. The increase in gross margin percentage was largely attributable to lower forward sales ($0.6 billion), which increase revenues but are associated with negligible gross margin percentages, and by higher gross margin percentage earned. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

The wholesale trading ticket volume for the three months ended March 31, 2019 increased by 2,097 tickets, or 7.3%, to 30,966 tickets from 28,869 tickets in 2018. The increase in our trading ticket volume is indicative of higher trading activity as compared to 2018.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$21,150	0.543%	$19,561	0.338%	$1,589	8.1%
Performance Metric
Wholesale trading ticket volume	95,986		89,016		6,970	7.8%

Gross profit for the nine months ended March 31, 2019 increased by $1.6 million, or 8.1%, to $21.2 million from $19.6 million in 2018. Overall gross profit increased primarily due to improved gross profits that were primarily due to improved sales volumes; primarily offset by lower trading profits.
The Company’s profit margin percentage increased by 60.7% to 0.543% from 0.338% in 2018. The increase in gross margin percentage was largely attributable to lower forward sales ($2.2 billion), which increase revenues but are associated with negligible gross margin percentages, and by higher gross margin percentage earned. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
The wholesale trading ticket volume for the nine months ended March 31, 2019 increased by 6,970 tickets, or 7.8%, to 95,986 tickets from 89,016 tickets in 2018. The increase in our trading ticket volume is indicative of higher trading activity as compared to 2018.
Selling, General and Administrative Expenses — Wholesale Trading & Ancillary Services
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(5,618)	(0.449)%	$(5,216)	(0.264)%	$402	7.7%

Selling, general and administrative expenses for the three months ended March 31, 2019 increased $0.4 million, or 7.7%, to $5.6 million from $5.2 million in 2018. The increase was primarily due to increased overall compensation costs of $0.5 million.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(16,525)	(0.424)%	$(16,002)	(0.277)%	$523	3.3%

Selling, general and administrative expenses for the nine months ended March 31, 2019 increased $0.5 million, or 3.3%, to $16.5 million from $16.0 million in 2018. The increase was primarily due to increased overall compensation costs of $1.4 million, partially offset by lower investigatory acquisition costs of $0.7 million, and lower legal costs of $0.3 million.
Interest Income — Wholesale Trading & Ancillary Services
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$2,052	0.164%	$1,564	0.079%	$488	31.2%

Interest income for the three months ended March 31, 2019 increased $0.5 million, or 31.2%, to $2.1 million from $1.6 million in 2018. The aggregate increase interest income increased primarily due to other finance product income. Our finance fees earned from repurchase arrangements with customers increased by $0.4 million or 24.5% or in comparison to the same year-ago period.

Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$6,458	0.166%	$3,620	0.063%	$2,838	78.4%

Interest income for the nine months ended March 31, 2019 increased $2.8 million, or 78.4%, to $6.5 million from $3.6 million in 2018. The aggregate increase in interest income increased primarily due to other finance product income. Our finance fees earned from repurchase arrangements with customers increased by 58.0% or by $2.1 million in comparison to the same year-ago period.
Interest Expense — Wholesale Trading & Ancillary Services
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(2,401)	(0.192)%	$(1,983)	(0.100)%	$418	21.1%

Interest expense for the three months ended March 31, 2019 increased $0.4 million, or 21.1% to $2.4 million from $2.0 million in 2018. The increase was related primarily to our recently issued note payable, and the increase in our liability on borrowed metals. As compared to the same year-ago period, the following interest expense components increased by: (i) $0.5 million related to our recently issued notes payable and Trading Credit Facility, (ii) $0.1 million, related to our liability on borrowed metals, and decreased by (iii) $0.2 million related to product financing arrangements.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(7,255)	(0.186)%	$(5,375)	(0.093)%	$1,880	35.0%

Interest expense for the nine months ended March 31, 2019 increased $1.9 million, or 35.0% to $7.3 million from $5.4 million in 2018. The increase was related primarily to our recently issued note payable, the increase in our liability on borrowed metals, partially offset by a reduction in product financing arrangements. As compared to the same year-ago period, the following interest expense components increased by: (i) $1.5 million related to our recently issued notes payable and Trading Credit Facility, (ii) $0.8 million, related to our liability on borrowed metals, and decreased by (iii) $0.4 million related to product financing arrangements.

Results of Operations — Secured Lending Segment
Overview of Results of Operations for the Three Months Ended March 31, 2019 and 2018
The operating results of our Secured Lending segment for the three months ended March 31, 2019 and 2018 are as follows:

in thousands, except performance metrics
Three Months Ended March 31,	2019		2018		$	%
	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	$2,755	100.000%	$2,523	100.000%	$232	9.2%
Interest expense	(1,838)	(66.715)%	(1,433)	(56.797)%	$405	28.3%
Selling, general and administrative expenses	(394)	(14.301)%	(571)	(22.632)%	$(177)	(31.0)%
Net income before provision for income taxes	$523	18.984%	$519	20.571%	$4	0.8%

Performance Metrics:
Number of secured loans at period end (1)	2,568		3,124		(556)	(17.8)%

_________________________________

NM	Not meaningful.

(1)	Number of outstanding secured loans to customers at the end of the period.
Overview of Results of Operations for the Nine Months Ended March 31, 2019 and 2018
The operating results of our Secured Lending segment for the nine months ended March 31, 2019 and 2018 are as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2019		2018		$	%
	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	$7,552	100.000%	$6,896	100.000%	$656	9.5%
Interest expense	(4,850)	(64.221)%	(3,854)	(55.888)%	$996	25.8%
Selling, general and administrative expenses	(1,083)	(14.341)%	(1,302)	(18.881)%	$(219)	(16.8)%
Other income	24	0.318%	—	—%	$24	NM
Net income before provision for income taxes	$1,643	21.756%	$1,740	25.232%	$(97)	(5.6)%

Performance Metrics:
Number of secured loans at period end (1)	2,568		3,124		(556)	(17.8)%

_________________________________

NM	Not meaningful.

(1)	Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands, except performance metric	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	$2,755	100.000%	$2,523	100.000%	$232	9.2%
Performance Metric
Number of secured loans at period-end	2,568		3,124		(556)	(17.8)%

Interest income for the three months ended March 31, 2019 increased $232,000, or 9.2%, to $2.8 million from $2.5 million in 2018. This increase was primarily due to increases in interest rates, while the aggregate average value of the secured loan portfolio increased over the comparable period. The number of secured loans outstanding decreased by 17.8% to 2,568 from 3,124 in 2018. This decrease was due to lower metal prices in the first quarter of fiscal 2019 that lowered the customer's collateral value, which lead to loans being liquidated. The Company did not incur any loan losses from the liquidations.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands, except performance metric	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	$7,552	100.000%	$6,896	100.000%	$656	9.5%
Performance Metric
Number of secured loans at period-end	2,568		3,124		(556)	(17.8)%

Interest income for the nine months ended March 31, 2019 increased $0.7 million, or 9.5%, to $7.6 million from $6.9 million in 2018. This increase was primarily due to increases in interest rates and the aggregate value of the secured loan portfolio. The number of secured loans outstanding decreased by 17.8% to 2,568 from 3,124 in 2018. This decrease was due to lower metal prices in the first quarter of fiscal 2019 that lowered the customer's collateral value, which led to loans being liquidated. The Company did not incur any loan losses from the liquidations.
Interest Expense — Secured Lending
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest expense	$(1,838)	(66.715)%	$(1,433)	(56.797)%	$405	28.3%

Interest expense for the three months ended March 31, 2019 increased $0.4 million, or 28.3% to $1.8 million from $1.4 million in 2018. The increase was related primarily to secured bullion loans financed by the recently issued note payable, which carries a higher interest rate than the Trading Credit Facility, which financed such loans in the same year ago period.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest expense	$(4,850)	(64.221)%	$(3,854)	(55.888)%	$996	25.8%

Interest expense for the nine months ended March 31, 2019 increased $1.0 million, or 25.8% to $4.9 million from $3.9 million in 2018. The increase was related primarily to secured bullion loans financed by the recently issued note payable, which carries a higher interest rate than the Trading Credit Facility, which financed such loans in the same year ago period.

Selling, General and Administrative Expenses — Secured Lending
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(394)	(14.301)%	$(571)	(22.632)%	$(177)	(31.0)%

Selling, general and administrative expenses for the three months ended March 31, 2019 decreased $177,000, or 31.0%, to $0.4 million from $0.6 million in 2018.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(1,083)	(14.341)%	$(1,302)	(18.881)%	$(219)	(16.8)%

Selling, general and administrative expenses for the nine months ended March 31, 2019 decreased $219,000, or 16.8%, to $1.1 million from $1.3 million in 2018.

Results of Operations — Direct Sales Segment
Overview of Results of Operations for the Three Months Ended March 31, 2019 and 2018
The Direct Sales segment was created on August 28, 2017 as a result of the Goldline acquisition. The operating results of our Direct Sales segment for the three months ended March 31, 2019 and 2018 are as follows:

in thousands, except performance metrics
Three Months Ended March 31,	2019				2018				$	%
	$		% of revenue		$		% of revenue		Increase/(decrease)	Increase/(decrease)
Revenues	$15,601	(a)	100.000%		$17,690	(c)	100.000%		$(2,089)	(11.8)%
Gross profit	1,782		11.422%	(b)	679		3.838%	(d)	$1,103	162.4%
Selling, general and administrative expenses	(2,246)		(14.397)%		(3,636)		(20.554)%		$(1,390)	(38.2)%
Interest expense	—		—%		(226)		(1.278)%		$226	100.0%
Net loss before provision for income taxes	$(464)		(2.974)%		$(3,183)		(17.993)%		$(2,719)	(85.4)%

Performance Metrics:
Gold ounces sold(1)	5,000				4,000				1,000	25.0%
Silver ounces sold(2)	359,000				138,000				221,000	160.1%
Direct Sales segment ticket volume(3)	5,093				4,771				322	6.7%

_________________________________

NM	Not meaningful.

(a)	Includes $0.3 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b)	Gross profit percentage realized from sales, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary services segment, is 11.660% for the period.

(c)	Includes $4.3 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(d)	Gross profit percentage realized from sales, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary services segment, is 8.830% for the period.

(1)	Gold ounces sold represents the ounces of gold product sold to third-party customers during the three-month period.

(2)	Silver ounces sold represents the ounces of silver product sold to third-party customer during the three-month period.

(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed.

Overview of Results of Operations for the Nine Months Ended March 31, 2019 and 2018
The Direct Sales segment was formed on August 28, 2017 as a result of the Goldline acquisition. Accordingly, comparative prior period data only contains approximately four months of activity. The operating results of our Direct Sales segment for the nine months ended March 31, 2019 and 2018 are as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2019				2018				$	%
	$		% of revenue		$		% of revenue		Increase/(decrease)	Increase/(decrease)
Revenues	$39,102	(a)	100.000%		$57,356	(c)	100.000%		$(18,254)	(31.8)%
Gross profit	4,358		11.145%	(b)	4,088		7.127%	(d)	$270	6.6%
Selling, general and administrative expenses	(6,472)		(16.552)%		(8,444)		(14.722)%		$(1,972)	(23.4)%
Interest expense	(342)		(0.875)%		(505)		(0.881)%		$(163)	(32.3)%
Other expense	(157)		(0.402)%		—		—%		$157	NM
Net loss before provision for income taxes	$(2,613)		(6.683)%		$(4,861)		(8.475)%		$(2,248)	(46.2)%

Performance Metrics:
Gold ounces sold(1)	12,000				13,000				(1,000)	(7.7)%
Silver ounces sold(2)	892,000				290,000				602,000	207.6%
Direct Sales ticket volume(3)	13,045				11,701				1,344	11.5%

_________________________________

NM	Not meaningful.

(a)	Includes $0.6 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b)	Gross profit percentage, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 11.342% for the period.

(c)	Includes $21.9 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(d)	Gross profit percentage, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 15.836% for the period.

(1)	Gold ounces sold represents the ounces of gold product sold to third-party customers during the period.

(2)	Silver ounces sold represents the ounces of silver product sold to third-party customer during the period.

(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed.

Segment Results — Direct Sales
Revenues
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$15,601	100.000%	$17,690	100.000%	$(2,089)	(11.8)%
Performance Metrics:
Gold ounces sold	5,000		4,000		1,000	25.0%
Silver ounces sold	359,000		138,000		221,000	160.1%
Revenues for the three months ended March 31, 2019 decreased $2.1 million, or 11.8%, to $15.6 million from $17.7 million in 2018. Excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, revenues for the three months ended March 31, 2019 increased $1.9 million or 14.4% to $15.3 million from $13.4 million in 2018.
Gold ounces sold for the three months ended March 31, 2019 increased 1,000 ounces, or 25.0%, to 5,000 ounces from 4,000 ounces in 2018. Silver ounces sold for the three months ended March 31, 2019 increased 221,000 ounces, or 160.1%, to 359,000 ounces from 138,000 ounces in 2018. On average, the selling prices for gold increased by 1.9% and selling prices for silver decreased by 5.6% during the three months ended March 31, 2019 as compared to 2018.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$39,102	100.000%	$57,356	100.000%	$(18,254)	(31.8)%
Performance Metrics:
Gold ounces sold	12,000		13,000		(1,000)	(7.7)%
Silver ounces sold	892,000		290,000		602,000	207.6%
Revenues for the nine months ended March 31, 2019 decreased $18.3 million, or 31.8%, to $39.1 million from $57.4 million in 2018.     Excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, revenues for the nine months ended March 31, 2019 increased $3.1 million or 8.6% to $38.5 million from $35.5 million in 2018.
Gold ounces sold for the nine months ended March 31, 2019 decreased 1,000 ounces, or 7.7%, to 12,000 ounces from 13,000 ounces in 2018. Silver ounces sold for the nine months ended March 31, 2019 increased 602,000 ounces, or 207.6%, to 892,000 ounces from 290,000 ounces in 2018. On average, the selling prices for gold decreased by 12.9% and selling prices for silver decreased by 12.7% during the nine months ended March 31, 2019 as compared to 2018.

Gross Profit
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$1,782	11.422%	$679	3.838%	$1,103	162.4%
Performance Metric:
Direct Sales segment ticket volume	5,093		4,771		322	6.7%
Gross profit for the three months ended March 31, 2019 increased by $1.1 million, or 162.4%, to $1.8 million from $0.7 million in 2018. The Company’s profit margin percentage increased by 197.6% to 11.422% from 3.838% in 2018. Excluding the impact of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, the Direct Sales segment's gross profit margin percentage increased by 32.1% to 11.660% from 8.830% in 2018.
The Direct Sales segment ticket volume for the three months ended March 31, 2019 increased by 322 tickets, or 6.7%, to 5,093 tickets from 4,771 tickets in 2018. The increase in our trading ticket volume is indicative of higher trading activity as compared to 2018.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$4,358	11.145%	$4,088	7.127%	$270	6.6%
Performance Metric:
Direct Sales ticket volume	13,045		11,701		1,344	11.5%
Gross profit for the nine months ended March 31, 2019 increased by $0.3 million, or 6.6%, to $4.4 million from $4.1 million in 2018. For the nine months ended March 31, 2019, the Company’s profit margin percentage increased by 56.4% to 11.1% from 7.1% in 2018.
The Direct Sales segment ticket volume for the nine months ended March 31, 2019 increased by 1,344 tickets, or 11.5%, to 13,045 tickets from 11,701 tickets in 2018. The increase in our trading ticket volume is indicative of higher trading activity as compared to 2018.
Selling, General and Administrative Expense
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(2,246)	(14.397)%	$(3,636)	(20.554)%	$(1,390)	(38.2)%

Selling, general and administrative expenses for the three months ended March 31, 2019 decreased $1.4 million, or 38.2%, to $2.2 million from $3.6 million in 2018. The decrease in selling, general and administrative expenses was primarily due to lower overall compensation costs.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(6,472)	(16.552)%	$(8,444)	(14.722)%	$(1,972)	(23.4)%

Selling, general and administrative expenses for the nine months ended March 31, 2019 decreased $2.0 million, or 23.4%, to $6.5 million from $8.4 million in 2018. The decrease in selling, general and administrative expenses was primarily due to lower overall compensation costs. Our Direct Sales Segment reported a decrease in selling, general, and administrative expense even though the Direct Sales segment was only owned for seven months in the prior comparable period.
Interest expense

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Three Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$—	—%	$(226)	(1.278)%	$226	100.0%

Interest expense for the three months ended March 31, 2019 decreased $226,000, or 100.0% to $0.0 from $226,000 in 2018. The decrease relates to the extinguishment of the Goldline Credit Facility in the second quarter of fiscal 2019.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(342)	(0.875)%	$(505)	(0.881)%	$(163)	(32.3)%

Interest expense for the nine months ended March 31, 2019 decreased $163,000, or 32.3% to $342,000 from $505,000 in 2018. The decrease primarily relates to the extinguishment of the Goldline Credit Facility in the second quarter of fiscal 2019.
Other expense
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
For the three months ended March 31, 2019 and 2018, we did not have any other expense activity.
Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Nine Months Ended March 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Other expense	$(157)	(0.402)%	$—	—%	$157	NM

Other expense for the nine months ended March 31, 2019 increased $157,000, to $157,000 from $0.0 in 2018, which was related to a premium associated with the extinguishment Goldline Credit Facility before its maturity date.

LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of March 31, 2019, approximately 94% of our assets consisted of cash, customer receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
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
The Company believes that the Trading Credit Facility (as defined below) the notes payable, liability on borrowed metals, and product financing arrangements provides adequate means to capital for its operations (see Note 14).
Lines of Credit

in thousands
	March 31, 2019	June 30, 2018	March 31, 2019 Compared to June 30, 2018
Lines of credit	$149,000	$200,000	$(51,000)

Effective March 29, 2019, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as joint lead lender and administrative agent/bookrunner and Natixis acts as joint lead arranger and syndication agent for the syndicate. As of March 31, 2019, the Trading Credit Facility provided the Company with access up to $260.0 million, featuring a $210.0 million base, with a $50.0 million accordion option. The maturity date of the new credit facility is March 27, 2020.

Debt Obligation (Related Party)

in thousands
	March 31, 2019	June 30, 2018	March 31, 2019 Compared to June 30, 2018
Debt Obligation - related party	$—	$7,226	$(7,226)
On August 28, 2017, the Company entered into a privately placed credit facility in the amount of $7.5 million (the “Goldline Credit Facility”) with various lenders. The outstanding principal and unpaid interest was due upon maturity (August 28, 2020), but was paid off in full on December 7, 2018 (see Note 14), as the Company secured a more favorable source of funding (see Notes Payable below).

Notes Payable

in thousands
	March 31, 2019	June 30, 2018	March 31, 2019 Compared to June 30, 2018
Notes payable	$86,720	$—	$86,720
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
As of March 31, 2019, the consolidated carrying balance of the Note was $86.7 million (which excludes the $10.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $3.3 million, which is amortized ratably through the maturity date (see Note 14).
Liability on Borrowed Metals

in thousands
	March 31, 2019	June 30, 2018	March 31, 2019 Compared to June 30, 2018
Liability on borrowed metals	$210,650	$280,346	$(69,696)
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
Product Financing Arrangements

in thousands
	March 31, 2019	June 30, 2018	March 31, 2019 Compared to June 30, 2018
Product financing arrangements	$65,723	$113,940	$(48,217)
The Company has agreements with financial institutions and other third parties that allow the Company to transfer its gold and silver inventory to the third party at an agreed-upon price based on the spot price, which provides alternative sources of liquidity. During the term of the agreement both parties intend for inventory to be returned at an agreed-upon price based on the spot price on the termination (repurchase) date. The third parties charge monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales.
Secured Loans Receivable

in thousands
	March 31, 2019	June 30, 2018	March 31, 2019 Compared to June 30, 2018
Secured loans receivable	$111,246	$110,424	$822
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
The following summarizes components of our condensed consolidated statements of cash flows for the nine months ended March 31, 2019 and 2018:

in thousands
Nine Months Ended	March 31, 2019	March 31, 2018	Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018
Net cash provided by operating activities	$20,359	$14,326	$6,033
Net cash used in investing activities	$(5,656)	$(19,544)	$13,888
Net cash used in financing activities	$(16,245)	$(2,900)	$(13,345)
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash provided by operating activities
Operating activities provided $20.4 million and provided $14.3 million in cash for the nine months ended March 31, 2019 and 2018, respectively, representing a $6.0 million increase in the source of cash compared to the nine months ended March 31, 2018. This period over period increase in the of source of funds in operating activities was primarily due to changes in the balances of: inventories, receivables, precious metals held under financing arrangements, income tax receivables and payables, secured loans to Former Parent, accounts payable, prepaid expenses and other assets, and accrued liabilities; offset by changes in the balances of: liability on borrowed metals and derivative assets.
Net cash used in investing activities
Investing activities used $5.7 million and used $19.5 million in cash for the nine months ended March 31, 2019 and 2018, respectively, representing a $13.9 million increase in the source of cash compared to the nine months ended March 31, 2018. This period over period increase in the source of cash is the result of the change in balance of secured loans of $6.1 million compared to the comparable prior period, and due to the prior fiscal year's acquisition activity of $9.5 million, offset by purchase of cost-method investment for $2.3 million.

Net cash used in financing activities
Financing activities used $16.2 million and used $2.9 million in cash for the nine months ended March 31, 2019 and 2018, respectively, representing an increase of $13.3 million in the use of cash from financing activities compared to the nine months ended March 31, 2018. This period over period increase in funds used in financing activities was primarily due to changes in the balance of product financing arrangements of $10.2 million, change in the balances in the Trading Credit Facility of $81.0 million and repayments of related party debt obligation of $7.0 million, offset by a $82.5 million increase in funds from the proceeds from the issuance of notes payable, and $4.2 million increase from borrowings on an unsecured advance.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Our forwards contracts open at March 31, 2019 are scheduled to settle within 60 days. Futures positions do not have settlement dates, although the Company typically closes its future positions within a week.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Unrealized gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures and option contacts are recorded in cost of sales. The Company’s net gains on derivative instruments for the three months ended March 31, 2019 and 2018, totaled $28.2 million and $11.8 million, respectively. The Company’s net gains on derivative instruments for the nine months ended March 31, 2019 and 2018, totaled $20.2 million and $13.8 million, respectively. These net gains (losses) on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of operations.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of March 31, 2019 and at June 30, 2018:

in thousands	March 31, 2019	June 30, 2018
Inventory	$266,419	$280,116
Precious metals held under financing arrangements	212,622	262,566
	479,041	542,682

Less unhedgeable inventory:
Commemorative coin inventory, held at lower of cost or market	(33)	(99)
Premium on metals position	(5,372)	(3,530)
Precious metal value not hedged	(5,405)	(3,629)

	473,636	539,053

Commitments at market:
Open inventory purchase commitments	146,046	342,287
Open inventory sales commitments	(161,998)	(138,022)
Margin sale commitments	(6,657)	(5,988)
In-transit inventory no longer subject to market risk	(4,424)	(1,060)
Unhedgeable premiums on open commitment positions	1,178	541
Borrowed precious metals	(210,650)	(280,346)
Product financing arrangements	(65,723)	(113,940)
Advances on industrial metals	8,295	6,044
	(293,933)	(190,484)

Precious metal subject to price risk	179,703	348,569

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	92,875	274,994
Precious metals futures contracts at market values	85,686	72,421
Total market value of derivative financial instruments	178,561	347,415

Net precious metals subject to commodity price risk	$1,142	$1,154

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At March 31, 2019, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.
Commitments and Contingencies
Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2018 Annual Report for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2019 and June 30, 2018, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	March 31, 2019	June 30, 2018
Purchase commitments	$146,046	$342,287
Sales commitments	$(161,998)	$(138,022)
Margin sale commitments	$(6,657)	$(5,988)
Open forward contracts	$92,875	$274,994
Open futures contracts	$85,686	$72,421
Foreign exchange forward contracts	$2,489	$4,130
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
Closing Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the fourth quarter of fiscal 2019, the Company implemented a new financial accounting system for our Secured Lending segment to improve operational oversight and efficiency. The system implementation was not made in response to address any prior significant deficiency or material weakness in our internal controls. The new financial accounting system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as of June 30, 2019, in accordance with the requirements of Section 404(a) of Sarbanes-Oxley.

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
Our business depends substantially on our ability to obtain financing for our operations. The Trading Credit Facility (as further described and defined below) provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility is an uncommitted demand facility provided by a syndicate of financial institutions (the “Trading Credit Lenders”), and is currently scheduled to mature on March 27, 2020.  A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes.  Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance its lending activities.
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
We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus (i) 2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 2.50% as of March 31, 2019.
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
Regulation RR of the SEC requires the sponsor of an asset-backed securitization transaction, or certain of its affiliates, to retain an economic interest in the transaction. In compliance with this rule, CFC retained the equity interest in AMCF and the Company currently holds $5.0 million of Class B Notes, which are subordinated to the Class A Notes. In addition, CFC and the Company may, from time to time, also contribute cash or sell precious metals to AMCF in exchange for subordinated, deferred payment obligations from AMCF. If the performance of AMCF were to suffer such that AMCF were unable to service its notes, CFC and the Company could lose part or all of their investments in AMCF.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 35.7% of A-Mark's revenues for the nine months ended March 31, 2019. Those same two customers represented 48.7% of A-Mark's revenues for the nine months ended March 31, 2018. If our relationship with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.

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
The Company has adopted the applicable provisions of the Tax Cuts and Jobs Act which have had a significant impact to date.  In particular, the Company is now experiencing a substantially lower federal corporate tax rate and has predominately incurred all required adjustments related to its deferred tax assets. The U.S. Department of the Treasury, the Internal Revenue Service and other standard-setting bodies will continue to issue proposed regulations and interpretive guidance on how the provisions of the Tax Cuts and Jobs Act will be applied or otherwise administered, and final regulations or interpretive guidance may be issued in the future that are different from our current interpretation and application thereof.

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
Stack’s-Bowers Numismatics LLC ("Stack's Bowers Galleries"), which is primarily engaged in the business of auctions of high-value and rare coins and in coin retailing, is a wholly-owned subsidiary of SGI, our former parent. We have engaged in the past, and continue to engage, in transactions with Stack’s Bowers, some of which are presently on-going. These transactions include secured lending transactions in which Stack’s Bowers is the borrower, and other transactions involving the purchase and sale of rare coins. The Company and SGI have two officers and a director in common. In addition, a majority of the board of directors of the Company has retained an ownership interest in SGI that in the aggregate represents a controlling interest in SGI. All transactions between the Company and Stack’s Bowers are approved by our Audit Committee, and we believe that all such transactions are on terms no less favorable to the Company than would be obtained from an unaffiliated third party. Nonetheless, these transactions could be perceived as being conflicted.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of March 31, 2019, no shares had been repurchased under the program.
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

A-MARK PRECIOUS METALS, INC.
Date:	May 10, 2019	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	May 10, 2019	By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	May 10, 2019
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	May 10, 2019
Cary Dickson	(Principal Financial Officer)