Form 10-K
period 2019-06-30
A-Mark Precious Metals, Inc.
filed 2019-09-16
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2019
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
Yes. ☑ No. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on December 31, 2018, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $53,900,591. Shares of common stock known to be owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

As of September 6, 2019, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2019

PART I — FINANCIAL INFORMATION
ITEM 1. DESCRIPTION OF BUSINESS
Overview
A-Mark, also referred to (together with its subsidiaries) as "we", "us" and the "Company", is a full-service precious metals trading company. It is a wholesaler of gold, silver, platinum, and palladium bullion and related products, including bars, wafers, grain, and coins. A-Mark also:

•	distributes gold and silver coins and bars from sovereign and private mints;

•	provides financing and other services relating to the purchase and sale of bullion and numismatics;

•	offers secure storage for precious metal products;

•	provides our customers a platform of turn-key logistics services;

•	provides a variety of custom fabricated gold and silver bullion and other specialty products through sovereign and private mint suppliers and its mint operations; and

•	sells directly to the retail community through its Goldline subsidiary.
A-Mark believes it has one of the largest customer bases in each of its markets and provides one of the most comprehensive offerings of products and services in the precious metals trading industry. Our customers include mints, manufacturers and fabricators, refiners, coin and bullion dealers, e-commerce retailers, banks and other financial institutions, commodity brokerage houses, industrial users of precious metals, investors, collectors, and retail customers. We serve customers on five continents, with over 10% of our customers located outside the United States.
A-Mark believes its businesses largely function independently of the price movement of the underlying commodities. However, factors such as global economic activity or uncertainty and inflationary trends, which affect market volatility, have the potential to impact demand, volumes, and margins.
History
A-Mark was founded in 1965 and has grown into a significant participant in the bullion and coin market. A-Mark became a wholly-owned subsidiary of Spectrum Group International, Inc. ("SGI") in 2005. In March 2014, SGI distributed all of the shares of common stock of A-Mark to its stockholders, effecting a spinoff of A-Mark from SGI. As a result of this distribution, which we refer to as the spinoff, the Company became a publicly traded company independent from SGI.
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
In 2005, the Company launched Collateral Finance Corporation ("CFC"), a wholly-owned subsidiary, for the purpose of making secured loans primarily collateralized by bullion and numismatic material. CFC has been steadily expanding the value of its aggregate loan portfolio and number of its customers. CFC has achieved its growth through both loan origination and acquisitions of loan portfolios purchased from wholesale customers of A-Mark.
The Company opened an overseas office in Vienna, Austria in 2009, for the purpose of marketing A-Mark's goods and services in the international markets. The office operates through A-Mark Trading AG ("AMTAG"), a wholly-owned subsidiary of the Company. In 2012, the Company formed Transcontinental Depository Services, LLC. ("TDS"), a wholly-owned subsidiary, for the purpose of providing customers with turn-key global storage solutions for their precious metals and precious metal products.
In July 2015, the Company launched its Las Vegas-based logistics fulfillment center, A-M Global Logistics, LLC. ("AMGL" or "Logistics"), a wholly-owned subsidiary, for the purpose of providing our customers a platform of complementary services, including packaging, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis.
In August 2016, the Company formed a joint venture, AM&ST Associates, LLC. ("AMST"), with SilverTowne, L.P., an Indiana-based fabricator of silver bullion products, for the purpose of acquiring and operating SilverTowne, L.P.'s minting business unit ("SilverTowne Mint" or the "Mint"). We own a majority interest in AMST. Since the formation of AMST, the Company has invested in minting equipment and fabrication tools to expand output capabilities, increase production efficiencies and improve product quality, and has leveraged the Mint’s fabrication capabilities and coin die portfolio to expand our custom coin programs, as well as to introduce new custom products for individual customers.

In August 2017, the Company acquired substantially all of the assets of Goldline, LLC, a direct retailer of precious metals to the investor community, and now conducts those operations through its subsidiary Goldline, Inc. ("Goldline"). Goldline LLC. was formed in 1960 and became well-known to collectors and investors for its world-wide distribution of gold, silver, and platinum bullion coins and bars, in part, due to its radio, internet, and television marketing and customer service outreach programs which have historically led to a significant base of repeat customers. Since our acquisition, Goldline has expanded its product offerings, improved its delivery times, and provided additional financing options to its customers Also, Goldline has initiated a customer service program to re-engage with Goldline LLC's inactive customers and has invested in technological solutions to reduce the cost of its customer service outreach programs. Furthermore, Goldline has implemented a scaled marketing approach to better align with varying levels of market demands, and has consolidated the predecessor-company's trading, hedging, distribution, and customer service functions within A-Mark.
In May 2018, the Company formed AM IP LLC. ("AMIP"), a wholly owned subsidiary of Goldline, for the purpose of managing certain intellectual property (“IP”). The IP assets managed by AMIP include a customer list and a sales lead data base that was contributed by Goldline. AMIP monetizes its IP rights through royalty agreements that license its IP rights to counterparties.
In September 2018, the Company formed AM Capital Funding, LLC. (“AMCF”), a wholly owned subsidiary of CFC, for the purpose of issuing and administering privately placed notes, which are collateralized by secured loans (contributed from CFC) and bullion product (purchased from A-Mark). The notes were Secured Senior Term Notes (collectively, the "Notes"): Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023.
In the fourth quarter of 2019, Goldline entered into a joint venture agreement with one of the Company's related parties to form Precious Metals Purchasing Partners, LLC, ("PMPP"), a 50% owned subsidiary, primarily for the purpose of purchasing precious metals from the partners' retail customers for resale back into the market place. PMPP was capitalized in fiscal 2019, but did not commence operations until fiscal 2020. Metals purchased by the joint venture will be sold to the partners or their affiliates per terms of the joint venture agreement.
Business Strategy
Through strategic relationships with its customers and suppliers and vertical integration across its markets, A-Mark seeks to grow its business volume, expand its presence in non-U.S. markets around the globe, and enlarge its offering of complementary products and services. A-Mark seeks to continue its expansion by building on its strengths and what it perceives to be its competitive advantages. These include:

•	integrated operations that span trading, distribution, logistics, minting, storage, hedging, financing, and consignment products and services;

•
an extensive and varied customer base that includes banks and other financial institutions, coin dealers, collectors, private investors, retail customers, investment advisors, industrial manufacturers, refiners, sovereign and private mints, and mines;

•	ability to offer secured financing to customers;

•	secure storage and turn-key logistic services for precious metals products;

•	access to primary market makers, suppliers, refiners and government mints that provide a dependable supply of precious metals and precious metal products;

•	minting operations which produce bullion and custom coins, allowing for a ready response to changing market demands;

•	ability to design and fabricate proprietary silver products for customers ;

•	the largest precious metals dealer network in North America;

•	depository relationships in major financial centers around the world;

•	experienced traders who effectively manage A-Mark's exposure to commodity price risk; and

•	a strong management team, with over 100 years of collective industry experience.

Business Segments
The Company conducts its operations through three reportable segments: (1) Wholesale Trading & Ancillary Services, (2) Secured Lending and (3) Direct Sales. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”). (See Note 18 of the Notes to Consolidated Financial Statements.)
Prior to the fiscal quarter ended June 30, 2018, the operations of CFC, which now comprise our Secured Lending segment, had been considered part of the Wholesale Trading and & Ancillary Services segment.
Wholesale Trading & Ancillary Services
A-Mark operates through several business units that comprise the Wholesale Trading & Ancillary Services segment, including Industrial, Coin and Bar, Trading and Finance, TDS, Logistics, and Mint.
Industrial. Our Industrial unit sells gold, silver, platinum, and palladium to industrial and commercial users. Customers include coin fabricators such as mints and industrial manufacturers, encompassing electronics and component parts companies and refiners. Depending on the intended usage, the metals are either investment or industrial grade and are generally in the form of bars or grains.
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
We are an authorized distributor (and, in the case of the United States Mint, an authorized purchaser) of gold and silver coins for all of the major sovereign mints and various private mints. The sovereign mints include the United States Mint, the Australian (Perth) Mint, the Austrian Mint, the Royal Canadian Mint, the China Mint, Banco de Mexico, the South African Mint (Rand Refinery) and the Royal Mint (United Kingdom). We purchase and take delivery of coins from the mints for resale to coin dealers, financial institutions, and other qualified purchasers.
Our distribution and purchase agreements with the mints are non-exclusive, and may be terminated by the mints at any time, although in practice our relationship with the mints are long-standing, in some cases, as with the U.S. Mint, extending back for over 20 years. In some cases, we have developed exclusive products with sovereign and private mints for distribution through our dealer network.
In our Industrial and Coin and Bar units, orders are taken telephonically and on an electronic trading platform that can be accessed by qualified wholesale customers at www.amark.com. Pricing is generally based on screen quotes for bullion transactions in the spot market, with two-day settlement, although special pricing and extended settlement terms are also available. For example, a customer can leave an order with A-Mark to purchase at a specified price below the current market price or an order to sell at a specified price above the current market price. Almost all customers in these units take physical delivery of the precious metal. Product is shipped upon receipt of payment, except where the purchase is financed under credit arrangements between A-Mark and the customer. We have relationships with precious metal depositories around the world to facilitate shipment of product from our inventory to these customers, in many cases for next day delivery. Product may either be shipped to the customer's location or delivered to a depository or other storage facility designated by the customer. The Company also periodically loans metals to customers on a short-term consignment basis, and may charge interest fees based on the value of the metals loaned. Such metal inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable.
Trading and Finance. Our Trading and Finance units engage in commodity hedging as well as borrowing and lending transactions in support of our Industrial and Coin and Bar units.
The Trading unit hedges the commodity risk on A-Mark's inventory in order to protect A-Mark from market price fluctuations. A-Mark maintains relationships with major market-makers and multiple futures brokers in order to provide a variety of alternatives for its hedging needs. Our traders employ a combination of future and forward contracts to hedge our market exposure. Because it seeks to substantially hedge its market exposure, A-Mark believes that its business largely functions independently of the price movements of the underlying commodities. Through its hedging activities, A-Mark may also earn contango yields, in which futures price are higher than the current spot prices, or backwardation yields, in which futures prices are lower than the spot prices. A-Mark also offers precious metals price quotes in a number of foreign currencies.
Our Finance unit engages in precious metals borrowing and lending transactions and other customized financial transactions with or on behalf of our customers and other counterparties. These arrangements range from simple hedging structures to complex inventory finance arrangements and forward purchase and sale structures, tailored to the needs of our customers.

TDS. Our Transcontinental Depository Services LLC. ("TDS") subsidiary provides storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors and collectors worldwide. TDS contracts on behalf of our clients with independent secure storage facilities in the United States, Canada, Europe, Singapore and Hong Kong, for either fully segregated or allocated storage. We assist our clients in developing appropriate storage options for their particular requirements, and we manage the operational aspects of the storage with the third party facilities on our clients' behalf. TDS’s marketing efforts are conducted both in partnership with A-Mark, including though its dedicated website www.tdsvaults.com.
Logistics. Our A-M Global Logistics LLC. ("Logistics") subsidiary, located in Las Vegas, Nevada, supports our wholesale trading business by providing a significant amount of the secured storage and shipping and delivery services that had historically been outsourced to third-party depositories in their various locations. By consolidating those operations into one central location under our control, we have reduced our dependence on third-party service providers while enhancing quality control and reducing operating costs. Logistics also provides turn-key logistics services to our customers engaged in the retail business. We provide these customers hedging, inventory handling, packaging, storage, and drop-shipping services.
AMTAG. Our A-Mark Trading AG. ("AMTAG") subsidiary promotes the Company's products and services to international markets.
Mint. In August 2016, the Company formed AMST, a joint venture with SilverTowne, L.P., an Indiana-based producer of minted silver. AMST acquired the entire minting operations (referred to as SilverTowne Mint or the "Mint" business unit) of SilverTowne, L.P., with the goal of providing greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to fabricated silver products during volatile market environments. Since the acquisition, A-Mark has leveraged SilverTowne Mint’s fabrication capabilities and coin-die portfolio to expand its custom coin programs, as well as to introduce new custom products for individual customers.  As of June 30, 2019, the Company and SilverTowne, L.P. owned 69% and 31%, respectively, of AMST. (See Note 19 of the Notes to Consolidated Financial Statements.) The Mint markets the products it produces at www.silvertowne.com.
Secured Lending
The Company operates its Secured Lending segment through its wholly-owned subsidiary, CFC who in turn owns AMCF. CFC and AMCF have been operating since fiscal years 2005 and 2019, respectively.
CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2019, the aggregate balance of CFC's secured loans was approximately $125.3 million. The balance is comprised of approximately 59.5% of loans acquired from third-parties and approximately 40.5% of loans originated by CFC.
AMCF is a special purpose entity whose sole activity consists of operating, owning, and financing indenture assets. The Notes are primarily payable from, and secured by, (i) precious metals obtained by AMCF, and (ii) a portfolio of loans collateralized by precious metals, which loans were originated by either CFC or acquired by CFC from third parties and conveyed by CFC to AMCF. The indenture requires AMCF to maintain a specified level of collateral. The indenture also provides that AMCF’s assets are not to be commingled with those of CFC or A-Mark (or any affiliate), and that AMCF is to maintain separate books and records.
General. The secured loans that CFC issues consist of on-demand loans and loans with a term of three months to 364 days, with a typical term of approximately six months. Repayment of the loans can be made at any time without penalty. Because the loans are of relatively short duration, CFC does not have significant exposure to interest rate fluctuations, even in a rising interest rate environment. Loans carried by CFC range in size from $15,000 to $10.0 million.
All loans are fully secured by bullion or numismatics coins (or in rare cases, by other acceptable collateral.) TDS, on behalf of CFC, takes physical custody of the coins or bullion collateralizing the loans. CFC requires loan-to-value ("LTV") ratios of between 50% and 85%. LTV ratio refers to the principal amount of the loan divided by the liquidation value of the collateral, as conservatively estimated by CFC for numismatic loans and based on daily spot market prices for bullion loans. The LTV ratio varies with the nature of the collateral, with CFC requiring, for example, a higher LTV ratio for bullion than for rare coins. If, because of fluctuations in the market price of the pledged collateral, the LTV ratio on a loan increases above a prescribed maximum ratio, typically 85%, CFC can make a margin call on the loan. If the borrower does not meet the margin call, either by wiring payment or supplying additional collateral, CFC is authorized to sell the collateral, which it does through its A-Mark affiliates. Because of its conservative lending practices, CFC has never experienced losses of principal on its loans.
Origination Activity. CFC's origination activities are complementary to the Company’s coin and bullion businesses, and afford our customers a convenient means of financing their inventory or collections. CFC also attempts to leverage the worldwide storage capabilities of its TDS affiliate by offering clients TDS’s asset protection services in connection with the loans. CFC’s marketing efforts for its origination activity are conducted both in partnership with A-Mark, particularly with respect to dealers, and independently, including though its dedicated website www.cfcgoldloans.com. Interest rates on loans originated by CFC are determined based on current market conditions, borrower profile and type or mix of collateral. CFC also offers a variety of custom loan services to its origination clients, including renewal options, options to increase loan size, financing arrangements tailored to facilitate participation in numismatic auctions, and revolving loan arrangements. CFC services the loans that it originates.
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
Financing Activity. CFC has historically financed its loan origination and acquisition activity primarily through A-Mark's demand line of credit with a syndicate of several financial institutions. The Notes, issued by AMCF in September 2018, have provided an additional source of funding for CFC's loan originations and acquisitions of loan portfolios from third parties.
Direct Sales
The Company operates its Direct Sales segment through its wholly-owned subsidiary Goldline Inc. (“Goldline”). The Company acquired the business in August 2017 through an asset purchase transaction with Goldline LLC. Goldline LLC. had been in operation since 1960.
Direct-to-Client Sales. Goldline is a direct retailer of precious metals to the investor community. Goldline markets its precious metal products primarily on radio and the internet, as well as through telephonic sales efforts, particularly to Goldline’s repeat customers. Online orders are taken on an electronic trading platform that can be accessed by qualified retail customers at www.goldline.com.
The Company acquired the Goldline business with the objective of enhancing the Company’s distribution capabilities by adding a direct-to-client distribution channel. The acquisition has diversified the product and services offered to Goldline customers by providing them access to the Company’s wider assortment of precious metal coins and bars, and TDS’s storage and asset protection services. Furthermore, since the acquisition, the Company realigned the cost structure of the Goldline's business and has implemented a new customer-facing website to promote sales and enhance profitability.
Goldline customers are required to open an account with Goldline and enter into an account agreement. The agreement specifies the terms and conditions of purchase and explains the availability of certain programs and services offered by Goldline to its customers.
Intellectual Property Licensing. Goldline, through its wholly-owned subsidiary AMIP, licenses IP rights through royalty agreements to increase the utilization of its sales leads and customer lists.
Buy-Back Purchases. Goldline, through its 50%-owned subsidiary PMPP, acquires precious metals from retail customers (known as "buy-back purchases") in order to diversify its supply chain of product offerings and prices for its affiliates.
Liquidity
Our business depends substantially on our ability to obtain financing for our operations. Sources of cash generated from operating activities include receipts upon the sales of precious metals, and cash collected from interest payments on secured loans.
Sources of cash provided by financing activities are our uncommitted line of credit, fixed interest rate notes, and other structured financing products. The Company’s line of credit provides it with the liquidity to buy and sell billions of dollars of precious metals annually. As of June 30, 2019, A-Mark's uncommitted line of credit that provides access up to $260.0 million, featuring a $210.0 million base with a $50.0 million accordion option, is used to fund a substantial portion of the operations of the Company. In addition, the Company issued fixed rate notes in September 2018 with an aggregate principal amount of $100.0 million, having a maturity of December 2023. The proceeds upon issuance of the notes were used to fund the acquisition of CFC's secured loans and other operating activities. The Company also generates funds from other finance products that include product financing arrangements with customers, whereby the Company sells its inventory with an option to repurchase, and through precious metal borrowing and leasing arrangements with its suppliers.
Market Making Activity
We act as a principal market maker, maintaining a two-way market for buying and selling precious metals. This means we both sell product to and purchase product from our customers.
Inventory
We maintain a substantial inventory of bullion and coins in order to provide our customers with selection and prompt delivery. We acquire product for our inventory in the course of our trading activities with our customers, directly from government and private mints, mines, and refiners and from commodities brokers and dealers, privately and in transactions on established commodity exchanges. In the fourth quarter of 2019, the Company formed its PMPP joint venture to conduct precious metal purchases in order to diversify its supply chain of product offerings and prices for its affiliates.
A-Mark’s precious metals inventories are subject to market value changes created by change in the underlying commodity price, as well as supply and demand of the individual products the Company trades. Except for certain lower of cost or net realizable value products, our inventory is marked-to-market daily for accounting and financial reporting purposes. A-Mark’s policy is to remain substantially hedged as to its inventory position and its individual sale and purchase commitments. A-Mark seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts.
Sales and Marketing
We market to our products and services to our wholesale customers primarily through our offices in El Segundo and Los Angeles, California, and Vienna, Austria, our websites, and our dealer network, which we believe is the largest of its kind in North America. The dealer network consists of over 700 independent precious metal and coin companies, with whom we transact on a non-exclusive basis. The arrangements with the dealers vary, but generally the dealers acquire product from us for resale to their customers. In some instances, we deliver bullion to the dealers on a consignment basis. We also participate from time to time in trade shows and conventions, at which we promote our products and services. As a vertically integrated precious metals concern, a key element of our marketing strategy is being able to cross-sell our products and services to customers within our various business units.
Consistent with the marketing strategy for our wholesale customers, we market our secured loan products and services to customers primarily through our dealer network and by participating in trade shows and conventions.
We market our products and services to our retail customers primarily through our office in Los Angeles, California. The Company reaches its retail investor customer base primarily on radio and the internet, as well as through telephonic sales efforts.
Operational Support
The Wholesale Trading & Ancillary Services segment maintains administrative and operational support related to its trading, hedging, and finance product operations at its headquarters in El Segundo, California. We believe that our existing administrative and operational support infrastructure has the capacity to scale up with our business activities. We store our inventories of bullion and numismatics at third party depositories in major financial centers around the world and at our facility in Las Vegas, Nevada.
The Secured Lending segment also maintains administrative support at its headquarters in El Segundo, California for the processing of its originated loans, including billing of interest, managing margin calls, and tracking of precious metal collateral. However, for the processing administration of loans that are acquired from a third-party (usually a customer of A-Mark), customer invoices are typically processed by the originating dealer of the loan portfolio, through a servicing arrangement, for a fee based on the interest rate charged to the end-consumer. The operational support (specifically, the collateral custody and security) is managed by our logistics business unit. Additionally, A-Mark provides funds to CFC to purchase additional bullion and numismatic secured loans.
The Direct Sales segment maintains administrative and operational support at its office in Los Angeles, California for soliciting and processing it retail orders. The Company's Trading, Finance, and Logistics business units provide supporting services such as hedging and order fulfillment.
With a third party software developer, we have created a proprietary trading program, referred to as the Metals Trading System ("MTS"). Through MTS we are able to input, process, track and document our trading activity, including complex hedging and similar transactions. Additionally, with the objective of improving transactional ease and efficiency, we have developed and implemented web-portal processing ordering systems that operate 24-hours, 7-days per week. A-Mark's web-portal processes orders from pre-approved wholesale customers; Goldline's web-portal processes retail customer orders that are below a certain dollar amount; and CFC's web-portal processes secured loan applications.
Supplier and Customer Concentrations
A-Mark buys a majority of its precious metals from a limited number of suppliers. The Company believes that numerous other suppliers are available and would provide similar products on comparable terms. In addition, through the Company's Mint business unit, it has the capabilities to design and mint silver custom bullion-coins to respond to changing market demands.
For the year ended June 30, 2019, the Company had one customer, HSBC Bank USA, comprising more than 10% of our revenues. (See Note 17 of the Notes to Consolidated Financial Statements.) The Company's largest customers generally have significant forward contract sales activity (as opposed to those customers with whom we principally have physical trading activity), which are entered to hedge the Company's commodity holding risks, and not for speculative purposes.

Competition
A-Mark's activities cover a broad spectrum of the precious metals industry, with a concentration on the physical market. We service public, industrial, and private sector consumers of precious metals which include industrial manufacturers, refiners, minting facilities, banks, brokerage houses, and private investors. We frequently face different competitors in each area, and it is not uncommon for a customer and/or a supplier in one market segment to be a competitor in another. Our competitors may offer more favorable pricing or services considered to be superior to ours.
Our Secured Lending segment's market is believed to have limited direct competition. We believe factors, including access to capital, secure storage facilities, bullion and numismatic expertise, and other related services and offerings, provide us a competitive advantage in the marketplace.
Our Direct Sales' market environment is highly competitive and highly concentrated with a significant number of active loyal customers, from whom we seek to expand product and service offerings and generate new customers.
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
Employees
As of June 30, 2019, we had 186 employees, with 184 located in North America, and two located in Europe; all except seven of these employees were considered full-time employees. We regard our relations with our employees as good.
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
Geographic Information
See Note 18 of the Notes to Consolidated Financial Statements for information about Company's geographic operations.

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
We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus (i) 2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 2.40% as of June 30, 2019.
Uncertainty about the future of LIBOR may adversely affect our business.
Borrowings under our revolving credit agreement bear interest at rates that are calculated based on LIBOR. On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR in its current form cannot be assured after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Although alternative reference rates have been proposed, it is unknown whether these alternative reference rates will attain market acceptance as replacements of LIBOR.
If LIBOR ceases to exist, the method and rate used to calculate our variable-rate debt in the future may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital, financial results, and cash flows cannot yet be determined.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. One customer represented 26.0% of A-Mark's revenues for the year ended June 30, 2019. The same customer represented 26.8% of A-Mark's revenues for the year ended June 30, 2018. If our relationship with this customer deteriorated, or if we were to lose this customer, our business would be materially adversely affected.

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
Our performance is dependent on our senior management and certain other key employees. We have employment agreements with Greg Roberts, our CEO, and Thor Gjerdrum, our President, which expire on June 30, 2020 and June 30, 2022, respectively. These and other employees have expertise in the trading markets, have industry-wide reputations, and perform critical functions for our business. We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees. Also, there is significant competition for skilled precious metals traders and other industry professionals. The loss of our current key officers and employees, without the ability to replace them, would have a materially adverse effect on our business.
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
CFC operates under a California Finance Lenders License issued by the California Department of Corporations. CFC is required to submit a finance lender law annual report to the state which summarizes certain loan portfolio and financial information regarding CFC. The Department of Corporations may audit the books and records of CFC to determine whether CFC is in compliance with the terms of its lending license. In addition, the Commodity Futures Trading Commission and other federal and state agencies may assert oversight over aspects of CFC's operations.
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
One or more states could assert that the Company is liable for sales and use or similar taxes, which could adversely affect our business.
In South Dakota v. Wayfair, Inc. et al ("Wayfair"), the U.S. Supreme Court recently ruled that states may charge tax on purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. The effect of Wayfair was to uphold economic nexus principles in determining sales and use tax nexus. As a result of the decision, an increasing number of states have adopted (or are expected to adopt) laws that require an out-of-state retailer to register and collect sales and use taxes upon meeting certain economic nexus standards regardless of whether the company has physical presence in the state.
The Company has gradually expanded (and continues to expand) its sales and use tax registration and compliance process (including software and related programming accommodations) in applicable states to conform with these new requirements, though many uncertainties and ambiguities remain. Although the Company believes it is complying with these new requirements as they evolve, our interpretation and application of the newly enacted legislation may differ from the states, which could result in the states' attempt to impose additional tax liabilities, including potential penalties and interest. Such amounts could be significant. Furthermore, the requirements by state or local governments on out-of-state sellers to collect sales and use taxes could deter futures sales, which could have an impact on our business, financial condition, and results of operations.
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
Compliance with new data protection/privacy statutes could increase our costs and expose the Company to possible sanctions for violation.
In 2016, the European Union ("EU") adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which went into effect in May 2018. The EU data protection regime expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover or €20 million, and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, EU member states have the ability to interpret the GDPR opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis.
The Company has an office in Vienna, Austria that markets to international (including EU) customers. Although our international operations are currently modest compared to our business in the United States, our international business could grow over time. We have evaluated the new regulation and its requirements, and believe we are currently in compliance with the GDPR in all material respects. Going forward, however, the expansion of our international operations could require us to change our business practices and may increase the costs and complexity of compliance. Also, a violation by the Company of the new regulation could expose us to penalties and sanctions under the regulation.
On June 28, 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), to be effective on January 1, 2020. The new law provides California consumers with a greater level of transparency and broader rights and choices with respect to their personal information than those contained in any existing state and federal laws in the U.S. The “personal information” regulated by CCPA is broadly defined to include identification or association with a California consumer or household, including demographics, usage, transactions and inquiries, preferences, inferences drawn to create a profile about a consumer, and education information. Compliance with CCPA requires the implementation of a series of operational measures such as preparing data maps, inventories, or other records of all personal information pertaining to California residents, households and devices, as well as information sources, usage, storage, and sharing, maintaining and updating detailed disclosures in privacy policies, establishing mechanisms (including, at a minimum, a toll-free telephone number and an online channel) to respond to consumers’ data access, deletion, portability, and opt-out requests, providing a clear and conspicuous “Do Not Sell My Personal Information” link on the home page of the business’ website, etc. CCPA prohibits businesses from discriminating against consumers who have opted out of the sale of their personal information, subject to a narrow exception. It allows companies to provide financial incentives to California consumers in order to obtain their consent to the collection and use of their personal information. Violations of CCPA will result in civil penalties up to $7,500 per violation. CCPA further allows consumers to file lawsuits against a business if a data breach has occurred and the California Attorney General does not prosecute the business.
In addition, on May 29, 2019, Nevada’s governor approved a bill (the “Amendment Bill”), to be effective on October 1, 2019. The Amendment Bill provides amendments to an existing law that requires operators of websites and online services to post a notice on their websites regarding their privacy practices. The Amendment Bill requires operators of internet websites or online services to establish a designated request address through which a consumer may submit a verified request directing such operators not to make any sale of covered information collected about the consumer. The “covered information” regulated by the Amendment Bill is defined to include an enumerated list of items of personally identifiable information (including names, addresses, email addresses, phone numbers, social security numbers and identifiers that allow a specific person to be contacted).
The changes introduced by the CCPA and the Amendment Bill, and any similar regulations enacted by other jurisdictions, will subject the Company to additional costs and complexity of compliance, by requiring, among other things, changes to the Company’s security systems, policies, procedures and practices. In addition, a violation by the Company of the new regulations could expose us to penalties and sanctions.
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
Stack’s-Bowers Numismatics LLC. ("Stack's Bowers Galleries"), which is primarily engaged in the business of auctions of high-value and rare coins and in coin retailing, is a wholly-owned subsidiary of SGI, our former parent and a related party. We have engaged in the past, and continue to engage, in transactions with Stack’s Bowers, some of which are presently on-going. These transactions include secured lending transactions in which Stack’s Bowers is the borrower, and other transactions involving the purchase and sale of rare coins. The Company and SGI have two officers and a director in common. In addition, a majority of the board of directors of the Company has retained an ownership interest in SGI that in the aggregate represents a controlling interest in SGI. All transactions between the Company and Stack’s Bowers are approved by our Audit Committee, and we believe that all such transactions are on terms no less favorable to the Company than would be obtained from an unaffiliated third party. Nonetheless, these transactions could be perceived as being conflicted.
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
The Company has not made a dividend payment since January 2018. The declaration of cash dividends is subject to the determination each quarter by the Board of Directors, based on its assessment of a number of factors, including the Company’s financial performance, available cash resources, cash requirements, bank covenants, and alternative uses of cash that the Board of Directors may conclude would represent an opportunity to generate a greater return on investment for the Company.
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
We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. However, these provisions apply even if an acquisition offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of our Company and our Shareholders. Accordingly, in the event that our board determines that a potential business combination transaction is not in the best interests of our Company and our Shareholders, but certain shareholders believe that such a transaction would be beneficial to the Company and its Shareholders, such Shareholders may elect to sell their shares in the Company and the trading price of our common stock could decrease.
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
In connection with the spinoff, SGI received the written opinion of Kramer Levin Naftalis & Frankel LLP. ("Kramer Levin") to the effect that the spinoff qualified as a tax-free transaction under Section 355 of the Internal Revenue Code, and that for U.S. federal income tax purposes (i) no gain or loss was recognized by SGI upon the distribution of our common stock in the spinoff, and (ii) no gain or loss was recognized by, and no amount was included in the income of, holders of SGI common stock upon the receipt of shares of our common stock in the spinoff. The opinion of tax counsel is not binding on the Internal Revenue Service or the courts, and there is no assurance that the IRS or a court will not take a contrary position. In addition, the opinion of Kramer Levin relied on certain representations and covenants delivered by SGI and us. If, notwithstanding the conclusions included in the opinion, it is ultimately determined that the distribution does not qualify as tax-free for U.S. federal income tax purposes, each SGI shareholder that is subject to U.S. federal income tax and that received shares of our common stock in the distribution could be treated as receiving a taxable distribution in an amount equal to the fair market value of such shares. In addition, if the distribution were not to qualify as tax-free for U.S. federal income tax purposes, then SGI would recognize a gain in an amount equal to the excess of the fair market value of our common stock distributed to SGI shareholders on the date of the distribution over SGI’s tax basis in such shares. Also, we could have an indemnification obligation to SGI related to its tax liability.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of June 30, 2019, the Company owned or leased properties in El Segundo, California; Los Angeles, California; Las Vegas, Nevada; Winchester, Indiana; and Vienna, Austria; as described below:

Location	General Use of Facility	Square Footage		Ownership		Lease Term/Expiration
El Segundo, California	Corporate headquarters, trading desk, secured lending, marketing, and back-office operations	9,000		Leased		March 2026
Los Angeles, California	Direct Sales operations	21,500		Leased	(1)	February 2022
Las Vegas, Nevada	Storage and fulfillment logistics operations	17,600		Leased		April 2025
Winchester, Indiana	Minting operations	11,400	(2)	Owned		—
Vienna, Austria	International marketing support operations	248		Leased		every three months

(1) We sublease a portion of the space to a third party.
(2) This facility is located on 2.9 acres of land that is jointly owned by the Company and SilverTowne LP (our minority interest partner.)

ITEM 3. LEGAL PROCEEDINGS
We are from time to time involved in legal proceedings, claims, or investigations that are incidental to the conduct of our business.
Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations, or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II — OTHER INFORMATION
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
SGI effected the spinoff of A-Mark on March 14, 2014. On March 17, 2014, A-Mark’s shares of common stock commenced trading on the NASDAQ Global Select Market under the symbol "AMRK."
As of September 6, 2019, there were 165 registered stockholders of record of our common stock, and the last reported sale price of our stock as reported by the NASDAQ Global Select Market was $13.98.
The following table sets forth the range of high and low closing prices for our common stock for each full quarterly period during fiscal 2019 and 2018, as reported by the NASDAQ Global Select Market. These quotations below reflect inter-dealer closing prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2019		2018
Quarter	High	Low	High	Low
First	$13.80	$12.05	$18.82	$14.76
Second	$13.89	$10.99	$16.96	$12.56
Third	$13.35	$11.43	$14.65	$10.78
Fourth	$13.60	$10.90	$14.06	$12.00

Issuer Purchases of Equity Securities
On April 26, 2018, the Company’s Board of Directors authorized a stock repurchase program for up to 500,000 shares of the Company’s stock.  The actual number of shares repurchased and the timing of repurchases will be determined by the Board of Directors and will depend on a number of factors, including stock price, trading volume, general market conditions, working capital requirements, general business conditions, and other factors. The stock repurchase program has no time limit and may be modified, suspended, or terminated at any time.
As of September 6, 2019, there have been no repurchases of equity securities under the above-referenced stock repurchase program.

Dividend Policy
 The Board of Directors assesses the Company's capital resources on a quarterly basis and makes a determination whether to declare a dividend based on that assessment. The assessment addresses a number of factors, including the Company’s financial performance, available cash resources, cash requirements, bank restrictive covenants, alternative uses of cash and such other factors as the Board of Directors deems relevant.
Based on the above factors, the Company has not made a dividend payment since January 2018.
Equity Compensation Plan Information
The following table provides information as of June 30, 2019, with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	956,998	$17.08	408,395	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	956,998	$17.08	408,395

_________________________________
(1)
Represents shares that are available for future issuance under A-Mark's amended and restated 2014 Stock Award and Incentive Plan ("2014 Plan"). All of the 2014 Plan shares that are available for future issuance include the following award types: stock options, stock appreciation rights, restricted stock units, restricted stock, and other "full-value" awards.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Annual Report on Form 10-K ("Form 10-K") contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Annual Report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-K.
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
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and related notes to aid in the understanding of our results of operations and financial condition. Our discussion is organized as follows:

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

•	Segment results of operations. This section provides an analysis of our results of operations presented for our three segments:

◦	Wholesale Trading & Ancillary Services,

◦	Secured Lending, and

◦	Direct Sales
for the comparable periods.

•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of June 30, 2019. Included in this section is a discussion of our: outstanding debt, the amount of financial capacity available to fund our future commitments and other financing arrangements.

•
Critical accounting policies. This section discusses critical accounting policies that are considered both important to our financial condition and results of operations, and requires management to make significant judgment and estimates. All of our significant accounting policies, including the critical accounting policies, are summarized in Note 2, as well.

•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and their expected impact on our accompanying consolidated financial statements.

EXECUTIVE OVERVIEW
Our Business
We conduct our operations in three reportable segments: (1) Wholesale Trading & Ancillary Services, (2) Secured Lending and (3) Direct Sales.
Wholesale Trading & Ancillary Services Segment
The Company operates its Wholesale Trading & Ancillary Services segment through A-Mark Precious Metals Inc., and its wholly-owned subsidiaries, Transcontinental Depository Services ("TDS"), A-M Global Logistics, LLC. ("Logistics'), and AM&ST Associates, LLC. ("AMST" or "SilverTowne" or the "Mint").
The Wholesale Trading & Ancillary Services segment operates as a full-service precious metals trading company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 200 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, and a trading center in El Segundo, California. The trading center, for buying and selling precious metals, is available to receive orders from approved customers 24 hours every day, even when many major world commodity markets are closed. In addition to wholesale trading activity, A-Mark offers its customers a variety of services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.
Through our wholly-owned subsidiary TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors, and collectors around the world. Our storage business generated less than 1% of total revenues for each of the periods presented.
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
Through our partially-owned subsidiary, AMST, the Company designs and produces minted silver products. The Company operates the Mint pursuant to a joint venture agreement with SilverTowne, L.P. The Company and SilverTowne L.P. own 69% and 31%, respectively, of AMST. AMST acquired the entire minting operations (referred to as SilverTowne Mint) of SilverTowne, L.P., with the goal of providing greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments, which have historically resulted in higher demand for precious metals products.
Secured Lending Segment
The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation LLC. ("CFC") and AM Capital Funding, LLC. (“AMCF”).
CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2019, CFC and AMCF had, in aggregate, approximately $125.3 million in secured loans outstanding, of which approximately 59.5% were acquired from third-parties (some of which may be customers of A-Mark) and approximately 40.5% were originated by CFC.
AMCF, a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued, administers, and owns Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of$72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98% (collectively referred to as the "Notes").  The Notes have a maturity date of December 15, 2023. For additional information regarding this securitization. (See Note 14 of the Notes to Consolidated Financial Statements.)
Direct Sales Segment
The Company operates its Direct Sales segment through its wholly-owned subsidiaries Goldline Inc. (“Goldline”) and AM IP LLC. ("AMIP"), and through its 50%-owned subsidiary Precious Metals Purchasing Partners, LLC, ("PMPP").
The Company acquired Goldline in August 2017 through an asset purchase transaction with Goldline LLC. Goldline LLC. had been in operation since 1960. Goldline is a direct retailer of precious metals to the investor community. Goldline markets its precious metal products primarily on radio and the internet, as well as through telephonic sales efforts, particularly to Goldline’s repeat customers. Goldline's business has enhanced the Company’s distribution capabilities by adding a direct-to-client distribution channel that has diversified the product and services offered to Goldline's customers, through access to the Company’s wider assortment of precious metal coins and bars, including TDS’s storage and asset protection services.
AMIP, a wholly owned subsidiary of Goldline, manages intellectual property (“IP”) that includes lists of customers and sales lead information that is licensed to third parties in the industry who can further exploit such assets and provide the Company with ancillary income.
In fiscal 2019, the Company formed and capitalized PMPP, a 50%-owned subsidiary of Goldline, pursuant to terms of a joint venture agreement, for the purpose of purchasing precious metals from the partners' retail customers, and then reselling the acquired products back to affiliates of the partners. In fiscal 2020, PMPP commenced its operations.
Our Strategy
The Company was formed in 1965 and has grown into a significant participant in the bullion and coin markets, with approximately $4.8 billion in revenues for fiscal year 2019. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, and the scope of complementary products, services, and technological tools that we offer to our customers. We intend to promote our growth by leveraging off the strengths of our existing integrated operations:
•the depth of our customer relationships;

•	our access to market makers, suppliers and government mints and other mints;

•	our trading systems in the U.S. and Europe;

•	our expansive precious metals dealer network;

•	our depository relationships around the world;

•	our knowledge of secured lending;

•	our logistics capabilities;

•	our trading expertise; and

•	the quality and experience of our management team.
Our Customers
Our customers include financial institutions, bullion retailers, industrial manufacturers and fabricators, sovereign mints, refiners, coin and metal dealers, investors, and collectors. The Company makes a two way market, which results in many customers also operating as our suppliers.  This diverse base of customers purchases a variety of products from the Company in a multitude of grades, primarily in the form of coins and bars.
Factors Affecting Revenues, Gross Profits, Interest Income, and Interest Expense
Revenues. The Company enters into transactions to sell and deliver gold, silver, platinum and palladium to industrial and commercial users, coin and bullion dealers, mints, and financial institutions. The metals are investment or industrial grade and are sold in a variety of shapes and sizes.
The Company also sells precious metals on forward contracts at a fixed price based on current prevailing precious metal spot prices with a certain delivery date in the future (up to six months from inception date of the forward contract). The Company also uses other derivative products (primarily futures contracts) or a combinations thereof to hedge commodity risks. We enter into these forward contracts as part of our hedging strategy to mitigate our price risk of holding inventory; they are not entered into for speculative purposes.
However, unlike futures contracts which do not impact the Company’s revenue, forward sales contracts by their nature are required to be included in revenues. The decision to use a forward contract verses another derivative type product (e.g., a futures contract) for hedging purposes is based on the economics of the transaction.  Since the volume of hedging can be significant, the movement in and out of forwards can substantially impact revenues, both positively or negatively, from period to period. For this reason, the Company believes ounces sold (excluding ounces sold on forward sales contracts) is a meaningful metric to assess our top line performance.
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
Gross Profits. Gross profit is the difference between our revenues and the cost of our products sold. Since we quote prices based on the current commodity market prices for precious metals, we enter into a combination of forward and futures contracts to effect a hedge position equal to the underlying precious metal commodity value, which substantially represents inventory subject to price risk.  We enter into these derivative transactions solely for the purpose of hedging our inventory, and not for speculative purposes. Our gross profit includes the gains and losses resulting from these derivative instruments. However, the gains and losses on the derivative instruments are substantially offset by the gains and losses on the corresponding changes in the market value of our precious metals inventory. As a result, our results of operations generally are not materially impacted by changes in commodity prices.
Volatility also affects our gross profits. Greater volatility typically causes the trading spreads to widen resulting in an increase in the gross profit. Product supply constraints during extended periods of higher volatility have historically resulted in a heightening of wider trading spreads resulting in further improvement in the gross profit.
Interest Income. The Company enters into secured loans and secured financing structures with its customers under which it charges interest. CFC acquires loan portfolios and originates loans that are secured by precious metal bullion and numismatic material owned by the borrowers and held by the Company for the term of the loan. Additionally, AMCF acquires certain loans from CFC that are secured by precious metal bullion to meet the collateral requirements of the Notes. Also, the Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products whereby the Company earns a fee based on the underlying value of the precious metal ("repurchase arrangements with customers").
    Interest Expense. The Company incurs interest expense associated with its: lines of credit, notes, related-party debt, product financing agreements for the transfer and subsequent re-acquisition of gold and silver at a fixed price with a third-party finance company ("product financing arrangements"), and short-term precious metal borrowing arrangements with our suppliers ("liability on borrowed metals").
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
The primary purpose of entering into forward sales transactions is to hedge commodity price risk. Although the revenues realized from these forward sales transactions are often significant, they generally have negligible impact to gross margins. As a result, the Company excludes the ounces recorded on forward contracts from its performance metrics, as the Company does not enter into forward sales transactions for speculative purposes.
Wholesale Trading Ticket Volume and Direct Sales Ticket Volume. Another measure of our business that is unaffected by changes in commodity pricing, is ticket volume. Ticket volume for the Wholesale Trading & Ancillary Services and Direct Sales segments measures the total number of orders processed by our trading desks in El Segundo, California and Los Angeles, California. In periods of higher volatility, there is generally increased trading in the commodity markets, causing increased demand for our products, resulting in higher business volume. Generally, the ounces sold on a per-trading-ticket basis is substantially higher for orders placed telephonically compared to those placed on our online portal platform.
Inventory Turnover. Inventory turnover is another performance measure on which we are focused, and is calculated as the cost of sales divided by the average inventory during the relevant period. Inventory turnover is a measure of how quickly inventory has moved during the period. A higher inventory turnover ratio, which we typically experience during periods of higher volatility when trading is more robust, typically reflects a more efficient use of our capital.
The period of time that inventory is held by the Company varies depending upon the nature of our inventory commitments with customers and suppliers. (See Note 6 of the Notes to Consolidated Financial Statements, for a description of our classifications of inventory by type.) When management analyzes inventory turnover on a period over period basis, consideration is given to each inventory type and its corresponding impact on the inventory turnover calculation. Management's analysis includes the following:

•
The Company enters into various structured borrowing arrangements that commit the Company's inventory (such as; product financing arrangements or liability on borrowed metals) for an unspecified period of time. While the Company is able to obtain access to this inventory on demand, there is a tendency that this type of inventory does not turn over as quickly as other types of inventory.

•
The Company enters into repurchase arrangements with customers under which A-Mark holds precious metals which are subject to repurchase for an unspecified period of time. While the Company retains legal title to this inventory, the Company is required to hold this inventory (or like-kind inventory) for the customer until the arrangement is terminated or the material is repurchased by the customer. As a result, there is a tendency that this type of inventory does not turn over as quickly as other types of inventory.

Additionally, our inventory turnover ratio can be affected by hedging activity, as the period over period change of the inventory turnover ratio may be significantly impacted by a period over period change in hedging volume. For example, if trading activity were to remain constant over two periods, but there were significantly higher forward sales in the current period compared to a prior period, the calculated inventory turnover ratio would indicate an increase in the ratio rather than remaining constant.
Number of Secured Loans. Finally, as a measure of the size of our secured lending segment, we look at the number of outstanding secured loans to customers at the end of the fiscal quarter. Typically, the number of loans increase during periods of increasing precious metal pricing and decrease during periods of declining precious metal prices.
The Company calculates its loan-to-value ("LTV") ratio as the principal amount of the loan divided by the liquidation value of the collateral, which is based on daily spot market prices of precious metal bullion. When the market price of the pledged collateral decreases and thereby increases the LTV ratio of a loan above a prescribed maximum ratio, usually 85%, the Company has the option to make a margin call on the loan. As a result, a decline of precious metal market prices may cause a decrease in the number of loans outstanding in a period.
Fiscal Year
Our fiscal year end is June 30 each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Years Ended June 30, 2019 and 2018

Consolidated Results of Operations
The operating results of our business for the years ended June 30, 2019 and 2018 are as follows:

in thousands, except per share data and performance metrics
Years Ended June 30,	2019		2018		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$4,783,157	100.000%	$7,606,248	100.000%	$(2,823,091)	(37.1)%
Gross profit	31,958	0.668%	29,443	0.387%	$2,515	8.5%
Selling, general and administrative expenses	(32,502)	(0.680)%	(33,398)	(0.439)%	$(896)	(2.7)%
Goodwill and intangible asset impairment	—	—%	(2,654)	(0.035)%	$(2,654)	(100.0)%
Interest income	19,270	0.403%	16,105	0.212%	$3,165	19.7%
Interest expense	(17,146)	(0.358)%	(13,891)	(0.183)%	$3,255	23.4%
Other income, net	1,697	0.035%	954	0.013%	$743	77.9%
Unrealized gain on foreign exchange	—	—%	30	—%	$(30)	(100.0)%
Net income (loss) before provision for income taxes	3,277	0.069%	(3,411)	(0.045)%	$6,688	196.1%
Income tax expense	(1,015)	(0.021)%	(8)	—%	$1,007	NM
Net income (loss)	2,262	0.047%	(3,419)	(0.045)%	$5,681	166.2%
Net income (loss) attributable to non-controlling interest	37	0.001%	(22)	—%	$59	268.2%
Net income (loss) attributable to the Company	$2,225	0.047%	$(3,397)	(0.045)%	$5,622	165.5%

Basic and diluted net income (loss) per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$0.32		$(0.48)		$0.80	166.7%
Diluted	$0.31		$(0.48)		$0.79	164.6%

Performance Metrics:(1)
Gold ounces sold(2)	1,799,000		1,912,000		(113,000)	(5.9)%
Silver ounces sold(3)	67,620,000		46,466,000		21,154,000	45.5%
Inventory turnover ratio(4)	16.6		26.8		(10.2)	(38.1)%
Number of secured loans at period end(5)	2,806		3,507		(701)	(20.0)%

_________________________________

NM	Not meaningful.

(1)	See "Results of Segments" for ticket count volume by segment.

(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(4)
Inventory turnover ratio is the cost of sales divided by average inventory. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers at the end of the period.

Revenues
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$4,783,157	100.000%	$7,606,248	100.000%	$(2,823,091)	(37.1)%
Performance Metrics
Gold ounces sold	1,799,000		1,912,000		(113,000)	(5.9)%
Silver ounces sold	67,620,000		46,466,000		21,154,000	45.5%

Revenues for the year ended June 30, 2019 decreased $2.823 billion, or 37.1%, to $4.783 billion from $7.606 billion in 2018. Our revenues decreased primarily due to lower forward sales (representing approximately $2.8 billion of the aggregate change), lower gold and silver prices and lower gold ounces sold, offset by an increase in the total amount of silver ounces sold.
Gold ounces sold for the year ended June 30, 2019 decreased 113,000 ounces, or 5.9%, to 1,799,000 ounces from 1,912,000 ounces in 2018. Silver ounces sold for the year ended June 30, 2019 increased 21,154,000 ounces, or 45.5%, to 67,620,000 ounces from 46,466,000 ounces in 2018. On average, the selling prices for gold decreased by 2.7% and selling prices for silver decreased by 10.0% during the year ended June 30, 2019 as compared to 2018.

Gross Profit
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$31,958	0.668%	$29,443	0.387%	$2,515	8.5%
Performance Metric
Inventory turnover ratio	16.6		26.8		(10.2)	(38.1)%

Gross profit for the year ended June 30, 2019 increased by $2.5 million, or 8.5%, to $32.0 million from $29.4 million in 2018. Overall gross profit increased due to improved gross profits of the Wholesale Trading & Ancillary segment and Direct Sales segment (e.g., Goldline), offset by lower trading profits.
The Company’s gross margin percentage increased by 72.6% to 0.668% from 0.387% in 2018. The increase in gross margin percentage was primarily due to lower forward sales ($2.8 billion), which increase revenues but have negligible impact to gross margins. Secondarily, wider spreads earned by the Wholesale Trading & Ancillary segment and Direct Sales segment contributed to the higher gross margin percentage. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
Our inventory turnover rate for the year ended June 30, 2019 decreased by 38.1%, to 16.6 from 26.8 in 2018. The decrease in our inventory turnover rate was primarily due to the lower volume of ounces sold on forward contracts and by higher average borrowed metal inventory balances, partially offset by lower average product financing arrangements during the year ended June 30, 2019 as compared to 2018.
Selling, General and Administrative Expense
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(32,502)	(0.680)%	$(33,398)	(0.439)%	$(896)	(2.7)%

Selling, general and administrative expenses for the year ended June 30, 2019 decreased $0.9 million, or 2.7%, to $32.5 million from $33.4 million in 2018. The change was primarily due to a decrease in IT consulting costs of $0.8 million, lower investigatory acquisition costs of $0.6 million, lower advertising costs of $0.8 million, and lower legal costs of $0.4 million, which were partially offset by an increased overall compensation costs of $1.3 million. Our Direct Sales Segment reported a decrease in selling, general, and administrative expense even though the Direct Sales segment was only owned for ten months in the prior comparable period.

Goodwill and intangible asset impairment
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Goodwill and intangible asset impairment	$—	—%	$(2,654)	(0.035)%	$(2,654)	(100.0)%

Goodwill and intangible asset impairment for the year ended June 30, 2019 decreased $2.7 million to $0 from $2.7 million in 2018. The change was due to an impairment charge booked as a result of our annual impairment assessment we conducted in the fourth quarter of fiscal year 2018, which was related to our Direct Sales segment (Goldline).
Interest Income
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$19,270	0.403%	$16,105	0.212%	$3,165	19.7%
Performance Metric
Number of secured loans at period-end	2,806		3,507		(701)	(20.0)%

Interest income for the year ended June 30, 2019 increased $3.2 million, or 19.7%, to $19.3 million from $16.1 million in 2018. The aggregate increase in interest income was primarily due to interest income earned by our Secured Lending Segment and other finance product income by our Wholesale Trading & Ancillary Services segment.
The increase in interest income from our Secured Lending segment increased by $1.0 million or by 10.6% in comparison to the same year-ago period, which represents approximately 32.4% of the aggregate increase. This increase was primarily due to increases in interest rates (a weighted average interest rate of 10.2% for fiscal 2019, compared to a weighted average interest rate of 9.6% for fiscal 2018) and an increase in the value of the secured loan portfolio ($125.3 million as of June 30, 2019 compared to $110.4 million as of June 30, 2018). Despite the increase in value of the loan portfolio, the number of secured loans outstanding decreased by 20.0% to 2,806 from 3,507 in 2018. This decrease was due to lower metal prices in the first quarter of fiscal 2019 that lowered the customer's collateral value, which lead to loans being liquidated. The Company did not incur any loan losses from the liquidations.
The aggregate increase in interest income from our Wholesale Trading & Ancillary Services segment increased by $2.1 million or 32.8% in comparison to the same year-ago period, which represents approximately 67.2% of the aggregate increase. Our finance fees earned related to repurchase arrangements with customers increased by 30.1% or by $1.7 million in comparison to the same year-ago period, which represent approximately 54.4% of the aggregate increase.
Interest Expense
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(17,146)	(0.358)%	$(13,891)	(0.183)%	$3,255	23.4%

Interest expense for the year ended June 30, 2019 increased $3.3 million, or 23.4% to $17.1 million from $13.9 million in 2018. The increase was primarily due to higher overall average debt levels and interest rates, mainly associated with our two principal financing vehicles (e.g. the Trading Credit Facility and AMCF's recently issued Notes) in fiscal 2019 compared to the prior fiscal year.
As compared to the same year-ago period, the following interest expense components increased: (i) $4.3 million related to our Notes (including debt amortization costs), and (ii) $1.0 million related to our liability on borrowed metals, partially offset by a reduction of (iii) $(1.1) million related to product financing arrangements and (iv) $(0.4) million associated with our Trading Credit Facility (including debt amortization costs), and (v) $(0.3) million related to the Goldline Credit Facility (including debt amortization costs). The Goldline Credit Facility was paid off in full during second quarter of fiscal year 2019.

Provision for Income Taxes
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Income tax expense	$(1,015)	(0.021)%	$(8)	—%	$1,007	NM

Our income tax expense was $1.0 million and $0.0 million for the years ended June 30, 2019 and 2018, respectively. Our effective tax rate was approximately 31.0% and 0.2% for the years ended June 30, 2019 and 2018, respectively. For the year ended June 30, 2019, our effective tax rate differed from the federal statutory rate primarily due to state taxes (including state minimum taxes and net of federal tax benefit) and non-deductible Company provided transportation benefits. For the year ended June 30, 2018, our effective tax rate differed from the federal statutory rate primarily due the impact of a one-time revaluation tax charge related to the Tax Cuts and Job Act, offsetting the tax benefit from operating losses.

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
Results of Operations — Wholesale Trading & Ancillary Services Segment
Overview of Results of Operations for the Years Ended June 30, 2019 and 2018
The operating results of our Wholesale Trading & Ancillary Services segment for the years ended June 30, 2019 and 2018 are as follows:

in thousands, except performance metrics
Years Ended June 30,	2019		2018		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$4,733,800	100.000%	$7,538,856	100.000%	$(2,805,056)	(37.2)%
Gross profit	26,270	0.555%	24,109	0.320%	$2,161	9.0%
Selling, general and administrative expenses	(22,274)	(0.471)%	(21,096)	(0.280)%	$1,178	5.6%
Interest income	8,601	0.182%	6,473	0.086%	$2,128	32.9%
Interest expense	(9,626)	(0.203)%	(7,778)	(0.103)%	$1,848	23.8%
Other income, net	1,749	0.037%	954	0.013%	$795	83.3%
Unrealized gain on foreign exchange	—	—%	30	—%	$(30)	NM
Net income before provision for income taxes	$4,720	0.100%	$2,692	0.036%	$2,028	75.3%

Performance Metrics:
Gold ounces sold(1)	1,783,000		1,895,000		(112,000)	(5.9)%
Silver ounces sold(2)	66,553,000		46,045,000		20,508,000	44.5%
Wholesale Trading ticket volume(3)	120,257		114,935		5,322	4.6%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo, California for the Wholesale Trading & Ancillary Services segment.

Revenues — Wholesale Trading & Ancillary Services
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$4,733,800	100.000%	$7,538,856	100.000%	$(2,805,056)	(37.2)%
Performance Metrics
Gold ounces sold	1,783,000		1,895,000		(112,000)	(5.9)%
Silver ounces sold	66,553,000		46,045,000		20,508,000	44.5%

Revenues for the year ended June 30, 2019 decreased $2.805 billion, or 37.2%, to $4.734 billion from $7.539 billion in 2018. Our revenues decreased primarily due to lower forward sales (about $2.8 billion of the aggregate change), lower gold and silver prices, and lower gold ounces sold, offset by an increase in the total amount of silver ounces sold.
Gold ounces sold for the year ended June 30, 2019 decreased 112,000 ounces, or 5.9%, to 1,783,000 ounces from 1,895,000 ounces in 2018. Silver ounces sold for the year ended June 30, 2019 increased 20,508,000 ounces, or 44.5%, to 66,553,000 ounces from 46,045,000 ounces in 2018. On average, the selling prices for gold decreased by 2.7% and selling prices for silver decreased by 10.1% during the year ended June 30, 2019 as compared to 2018.

Gross Profit — Wholesale Trading & Ancillary Services
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$26,270	0.555%	$24,109	0.320%	$2,161	9.0%
Performance Metric
Wholesale trading ticket volume	120,257		114,935		5,322	4.6%

Gross profit for the year ended June 30, 2019 increased by $2.2 million, or 9.0%, to $26.3 million from $24.1 million in 2018. Overall gross profit increased primarily due to improved overall product margins, offset by lower trading profits.
The Company’s profit margin percentage increased by 73.4% to 0.555% from 0.320% in 2018. The increase in gross margin percentage was largely attributable to lower forward sales ($2.8 billion), which increase revenues but are associated with negligible gross margin percentages, and by wider spreads earned on products sold. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
The wholesale trading ticket volume for the year ended June 30, 2019 increased by 5,322 tickets, or 4.6%, to 120,257 tickets from 114,935 tickets in 2018. The increase in our trading ticket volume is indicative of higher trading activity as compared to 2018.
Selling, General and Administrative Expenses — Wholesale Trading & Ancillary Services
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(22,274)	(0.471)%	$(21,096)	(0.280)%	$1,178	5.6%

Selling, general and administrative expenses for the year ended June 30, 2019 increased $1.2 million, or 5.6%, to $22.3 million from $21.1 million in 2018. The increase is mainly driven by higher overall compensation costs of $2.6 million, partially offset by a decrease in IT consulting costs of $0.8 million, lower investigatory acquisition costs of $0.6 million, and lower legal costs of $0.4 million,

Interest Income — Wholesale Trading & Ancillary Services
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$8,601	0.182%	$6,473	0.086%	$2,128	32.9%

Interest income for the year ended June 30, 2019 increased $2.1 million, or 32.9%, to $8.6 million from $6.5 million in 2018. The aggregate increase in interest income increased primarily due to other finance product income. Our finance fees earned from repurchase arrangements with customers increased by 30.1% or by $1.7 million in comparison to the same year-ago period.
Interest Expense — Wholesale Trading & Ancillary Services
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(9,626)	(0.203)%	$(7,778)	(0.103)%	$1,848	23.8%

Interest expense for the year ended June 30, 2019 increased $1.8 million, or 23.8% to $9.6 million from $7.8 million in 2018. The increase was related primarily to interest expense on this segment's source of financing provided by the Trading Credit Facility and the recently issued Notes (both of which carried a higher interest rate than the prior year), as well as higher interest related to liabilities on borrowed metal, partially offset by a reduction in interest expense on our product financing arrangements. As compared to the same year-ago period, the following interest expense components increased: (i) $1.4 million related to our Notes, (ii) $0.6 million, related to our Trading Credit Facility, (iii) $1.0 million, related to our liability on borrowed metals, which was partially offset by a decrease of (iv) $(1.1) million related to product financing arrangements.

Results of Operations — Secured Lending Segment
Overview of Results of Operations for the Years Ended June 30, 2019 and 2018
The operating results of our Secured Lending segment for the years ended June 30, 2019 and 2018 are as follows:

in thousands, except performance metrics
Years Ended June 30,	2019		2018		$	%
	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	$10,657	100.000%	$9,632	100.000%	$1,025	10.6%
Interest expense	(7,178)	(67.355)%	(5,465)	(56.738)%	$1,713	31.3%
Selling, general and administrative expenses	(1,456)	(13.662)%	(1,689)	(17.535)%	$(233)	(13.8)%
Other income, net	105	0.985%	—	—%	$105	NM
Net income before provision for income taxes	$2,128	19.968%	$2,478	25.727%	$(350)	(14.1)%

Performance Metrics:
Number of secured loans at period end (1)	2,806		3,507		(701)	(20.0)%

_________________________________

NM	Not meaningful.

(1)	Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands, except performance metric	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	$10,657	100.000%	$9,632	100.000%	$1,025	10.6%
Performance Metric
Number of secured loans at period-end	2,806		3,507		(701)	(20.0)%

Interest income for the year ended June 30, 2019 increased $1.0 million, or 10.6%, to $10.7 million from $9.6 million in 2018. This increase was primarily due to increases in interest rates (a weighted average interest rate of 10.2% for fiscal 2019, compared to a weighted average interest rate of 9.6% for fiscal 2018) and an increase in the value of the secured loan portfolio ($125.3 million as of June 30, 2019 compared to $110.4 million as of June 30, 2018). Despite the increase in value of the loan portfolio, the number of secured loans outstanding decreased by 20.0% to 2,806 from 3,507 in 2018. This decrease was due to lower metal prices in the first quarter of fiscal 2019 that lowered the customer's collateral value, which lead to loans being liquidated. The Company did not incur any loan losses from the liquidations.
Interest Expense — Secured Lending
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest expense	$(7,178)	(67.355)%	$(5,465)	(56.738)%	$1,713	31.3%

Interest expense for the year ended June 30, 2019 increased $1.7 million, or 31.3% to $7.2 million from $5.5 million in 2018. The increase was related primarily to our issuance of Notes (with an aggregate principal value and aggregate stated interest rate of $100.0 million and 5.3%, respectively, in the first quarter of fiscal 2019 and a shift in the source of financing (for originating and acquiring secured loans by the Secured Lending segment) from the Trading Credit Facility to the newly issued Notes (which carry a higher overall interest rate). As compared to the same year-ago period, interest expense increased by $2.9 million as a result of our recently issued Notes partially offset by $(0.9) million associated with our Trading Credit Facility.
Selling, General and Administrative Expenses — Secured Lending
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(1,456)	(13.662)%	$(1,689)	(17.535)%	$(233)	(13.8)%

Selling, general and administrative expenses for the year ended June 30, 2019 decreased $233,000, or 13.8%, to $1.5 million from $1.7 million in 2018.

Results of Operations — Direct Sales Segment
Overview of Results of Operations for the Years Ended June 30, 2019 and 2018
The Direct Sales segment was formed on August 28, 2017 as a result of the Goldline acquisition. Accordingly, comparative prior period data only contains approximately ten months of activity. The operating results of our Direct Sales segment for the years ended June 30, 2019 and 2018 are as follows:

in thousands, except performance metrics
Years Ended June 30,	2019				2018				$	%
	$		% of revenue		$		% of revenue		Increase/(decrease)	Increase/(decrease)
Revenues	$49,357	(a)	100.000%		$67,392	(c)	100.000%		$(18,035)	(26.8)%
Gross profit	5,688		11.524%	(b)	5,334		7.915%	(d)	$354	6.6%
Selling, general and administrative expenses	(8,772)		(17.773)%		(10,613)		(15.748)%		$(1,841)	(17.3)%
Goodwill and intangible asset impairment	—		—%		(2,654)		(3.938)%		$(2,654)	(100.0)%
Interest income	12		0.024%		—		—%		$12	—%
Interest expense	(342)		(0.693)%		(648)		(0.962)%		$(306)	(47.2)%
Other expense	(157)		(0.318)%		—		—%		$157	NM
Net loss before provision for income taxes	$(3,571)		(7.235)%		$(8,581)		(12.733)%		$(5,010)	(58.4)%

Performance Metrics:
Gold ounces sold(1)	16,000				17,000				(1,000)	(5.9)%
Silver ounces sold(2)	1,067,000				421,000				646,000	153.4%
Direct Sales ticket volume(3)	16,828				15,654				1,174	7.5%

_________________________________

NM	Not meaningful.

(a)	Includes $0.9 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b)	Gross profit percentage, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 11.773% for the period.

(c)	Includes $22.5 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(d)	Gross profit percentage, excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 15.260% for the period.

(1)	Gold ounces sold represents the ounces of gold product sold to third-party customers during the period.

(2)	Silver ounces sold represents the ounces of silver product sold to third-party customer during the period.

(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed.

Segment Results — Direct Sales
Revenues
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$49,357	100.000%	$67,392	100.000%	$(18,035)	(26.8)%
Performance Metrics:
Gold ounces sold	16,000		17,000		(1,000)	(5.9)%
Silver ounces sold	1,067,000		421,000		646,000	153.4%
Revenues for the year ended June 30, 2019 decreased $18.0 million, or 26.8%, to $49.4 million from $67.4 million in 2018. Excluding intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, revenues for the year ended June 30, 2019 increased $3.5 million or 7.9% to $48.4 million from $44.9 million in 2018.
Gold ounces sold for the year ended June 30, 2019 decreased 1,000 ounces, or 5.9%, to 16,000 ounces from 17,000 ounces in 2018. Silver ounces sold for the year ended June 30, 2019 increased 646,000 ounces, or 153.4%, to 1,067,000 ounces from 421,000 ounces in 2018. On average, the selling prices for gold decreased by 9.2% and selling prices for silver decreased by 12.1% during the year ended June 30, 2019 as compared to 2018.
Gross Profit
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$5,688	11.524%	$5,334	7.915%	$354	6.6%
Performance Metric:
Direct Sales ticket volume	16,828		15,654		1,174	7.5%
Gross profit for the year ended June 30, 2019 increased by $0.4 million, or 6.6%, to $5.7 million from $5.3 million in 2018. For the year ended June 30, 2019, the Company’s profit margin percentage increased by 45.6% to 11.5% from 7.9% in 2018. Excluding the impact of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, the Direct Sales segment's gross profit margin percentage decreased by 22.9% to 11.773% from 15.260% in 2018.
The Direct Sales ticket volume for the year ended June 30, 2019 increased by 1,174 tickets, or 7.5%, to 16,828 tickets from 15,654 tickets in 2018. The increase in our trading ticket volume is indicative of higher trading activity as compared to 2018.
Selling, General and Administrative Expense
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(8,772)	(17.773)%	$(10,613)	(15.748)%	$(1,841)	(17.3)%

Selling, general and administrative expenses for the year ended June 30, 2019 decreased $1.8 million, or 17.3%, to $8.8 million from $10.6 million in 2018. The decrease in selling, general and administrative expenses was primarily due to lower overall compensation (including severance) costs of $1.2 million and advertising costs of $0.7 million. Our Direct Sales Segment reported a decrease in selling, general, and administrative expense even though the Direct Sales segment was only owned for ten months in the prior comparable period.

Goodwill and intangible asset impairment
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Goodwill and intangible asset impairment	$—	—%	$(2,654)	(3.938)%	$(2,654)	(100.0)%

Goodwill and intangible asset impairment for the year ended June 30, 2019 decreased $2.7 million to $0 from $2.7 million in 2018. The change was due to an impairment charge booked as a result of our annual impairment assessment we conducted in the fourth quarter of fiscal year 2018.

Interest expense
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(342)	(0.693)%	$(648)	(0.962)%	$(306)	(47.2)%

Interest expense for the year ended June 30, 2019 decreased $306,000, or 47.2% to $342,000 from $648,000 in 2018. The decrease primarily relates to the extinguishment of the Goldline Credit Facility in the second quarter of fiscal 2019.
Other expense
Year Ended June 30, 2019 Compared to Year Ended June 30, 2018

Years Ended June 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Other expense	$(157)	(0.318)%	$—	—%	$157	NM

Other expense for the year ended June 30, 2019 increased $157,000, to $157,000 from $0.0 in 2018, which was primarily related to prepayment cost associated with the extinguishment Goldline Credit Facility before its maturity date.

LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of June 30, 2019, approximately 94% of our assets consisted of cash, customer receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
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
The Company believes that the Trading Credit Facility (as defined below) the notes payable, liability on borrowed metals, and product financing arrangements provides adequate means to capital for its operations. (See Note 14 of the Notes to Consolidated Financial Statements.)
Lines of Credit

in thousands
	June 30, 2019	June 30, 2018	June 30, 2019 Compared to June 30, 2018
Lines of credit	$167,000	$200,000	$(33,000)

Effective March 29, 2019, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as joint lead lender and administrative agent/bookrunner and Natixis acts as joint lead arranger and syndication agent for the syndicate. As of June 30, 2019, the Trading Credit Facility provided the Company with access up to $260.0 million, featuring a $210.0 million base, with a $50.0 million accordion option. The maturity date of the new credit facility is March 27, 2020.

Debt Obligation (Related Party)

in thousands
	June 30, 2019	June 30, 2018	June 30, 2019 Compared to June 30, 2018
Debt Obligation - related party	$—	$7,226	$(7,226)
On August 28, 2017, the Company entered into a privately placed credit facility in the amount of $7.5 million (the “Goldline Credit Facility”) with various lenders. The outstanding principal and unpaid interest was due upon maturity (August 28, 2020), but was paid off in full on December 7, 2018 (see Note 14), as the Company secured a more favorable source of funding. (See Notes Payable below.)

Notes Payable

in thousands
	June 30, 2019	June 30, 2018	June 30, 2019 Compared to June 30, 2018
Notes payable	$91,859	$—	$91,859
On September 14, 2018, AM Capital Funding, LLC. (“AMCF”), a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%. The Notes have a maturity date of December 15, 2023.
As of June 30, 2019, the consolidated aggregate carrying balance of the Notes were $91.9 million (which excludes the $5.0 million Note that the Company retained), and the remaining unamortized loan cost balance was approximately $3.1 million, which is amortized ratably through the maturity date. (See Note 14 of the Notes to Consolidated Financial Statements.)
Liability on Borrowed Metals

in thousands
	June 30, 2019	June 30, 2018	June 30, 2019 Compared to June 30, 2018
Liability on borrowed metals	$201,144	$280,346	$(79,202)
We borrow precious metals from our suppliers and customers under short-term arrangements using other precious metal from our inventory or precious metals held under financing arrangements as collateral. Amounts under these arrangements require repayment either in the form of precious metals or cash. Liabilities also arise from unallocated metal positions held by customers in our inventory. Typically, these positions are due on demand, in a specified physical form, based on the total ounces of metal held in the position.
Product Financing Arrangements

in thousands
	June 30, 2019	June 30, 2018	June 30, 2019 Compared to June 30, 2018
Product financing arrangements	$94,505	$113,940	$(19,435)
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
Secured Loans Receivable

in thousands
	June 30, 2019	June 30, 2018	June 30, 2019 Compared to June 30, 2018
Secured loans receivable	$125,298	$110,424	$14,874
CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins that affords our customers a convenient means of financing their inventory or collections. (See Note 5 of the Notes to Consolidated Financial Statements.) AMCF also purchases and holds secured loans from CFC to meet its collateral requirements related to the Notes. (See Note 14 of the Notes to Consolidated Financial Statements.)  Most of the Company's secured loans are short-term in nature. The renewal of these instruments is at the discretion of the Company and, as such, provides us with some flexibility in regards to our capital deployment strategies.

Dividends
In fiscal 2018, the Company made three quarterly dividend payments of $0.08 per common share, pursuant to a previously approved dividend policy. The Company has not made a dividend payment since then. The declaration of cash dividends is subject to the determination each quarter by the Board of Directors, based on its assessment of a number of factors, including the Company’s financial performance, available cash resources, cash requirements, bank covenants, and alternative uses of cash that the Board of Directors may conclude would represent an opportunity to generate a greater return on investment for the Company.
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
The following summarizes components of our consolidated statements of cash flows for the years ended June 30, 2019 and 2018:

in thousands
Year ended	June 30, 2019	June 30, 2018	June 30, 2019 Compared to June 30, 2018
Net cash (used in) provided by operating activities	$(14,533)	$7,646	$(22,179)
Net cash used in investing activities	$(14,805)	$(17,832)	$3,027
Net cash provided by financing activities	$31,367	$3,418	$27,949
Our principal capital requirements have been to fund (i) working capital and (ii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash (used in) provided by operating activities
Operating activities used $14.5 million and provided $7.6 million in cash for the years ended June 30, 2019 and 2018, respectively, representing a $22.2 million decrease in the use of cash compared to the year ended June 30, 2018. This period over period decrease was primarily due to changes in the balances of: secured loans, liability on borrowed metals, impairment charges, derivative assets, and earnings from equity method investments; offset by changes in the balances of: inventories, receivables, precious metals held under financing arrangements, secured loans to affiliates, derivative liability, accounts payable, accrued liabilities, income tax payables, prepaid expenses and other assets, income tax receivable, and net income.
Net cash used in investing activities
Investing activities used $14.8 million and used $17.8 million in cash for the years ended June 30, 2019 and 2018, respectively, representing a $3.0 million increase in the source of cash compared to the year ended June 30, 2018. This period over period increase was due to the prior fiscal year's Goldline acquisition activity of $9.5 million; offset by the change in balance of secured loans of $5.0 million compared to the comparable prior period, and the acquisition of shares related to two of our equity-method investments for $2.3 million.
Net cash provided by financing activities
Financing activities provided $31.4 million and provided $3.4 million in cash for the years ended June 30, 2019 and 2018, respectively, representing an increase of $27.9 million in the source of cash compared to the year ended June 30, 2018. This period over period increase was primarily due to the issuance of notes payable of $95.0 million, changes in the balance of product financing arrangements of $2.0 million; offset by the change in repayment of related party debt of $7.0 million, and the proceeds received in the prior fiscal year from the issuance of related party debt of $7.5 million, and the change in the balance in the Trading Credit Facility of $53.0 million.

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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Our forwards contracts open at June 30, 2019 are scheduled to settle within 60 days. Futures positions do not have settlement dates, although the Company typically closes its future positions within a week.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Unrealized gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as a derivative asset or liability. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures and option contracts are recorded in cost of sales. The Company’s net (losses) gains on derivative instruments for the years ended June 30, 2019 and 2018, totaled $(1.1) million and $15.6 million, respectively. These net (losses) gains on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the consolidated statements of operations.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of June 30, 2019 and at June 30, 2018:

in thousands	June 30, 2019	June 30, 2018
Inventory	$292,861	$280,116
Precious metals held under financing arrangements	208,792	262,566
	501,653	542,682

Less unhedgeable inventory:
Commemorative coin inventory, held at lower of cost or net realizable value	(17)	(99)
Premium on metals position	(4,424)	(3,530)
Precious metal value not hedged	(4,441)	(3,629)

	497,212	539,053

Commitments at market:
Open inventory purchase commitments	166,600	342,287
Open inventory sales commitments	(158,870)	(138,022)
Margin sale commitments	(11,652)	(5,988)
In-transit inventory no longer subject to market risk	(809)	(1,060)
Unhedgeable premiums on open commitment positions	838	541
Borrowed precious metals	(201,144)	(280,346)
Product financing arrangements	(94,505)	(113,940)
Advances on industrial metals	8,644	6,044
	(290,898)	(190,484)

Precious metal subject to price risk	206,314	348,569

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	133,612	274,994
Precious metals futures contracts at market values	72,218	72,421
Total market value of derivative financial instruments	205,830	347,415

Net precious metals subject to commodity price risk	$484	$1,154

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At June 30, 2019, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.
Commitments and Contingencies
Refer to Note 15 for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2019 and June 30, 2018, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	June 30, 2019	June 30, 2018
Purchase commitments	$166,600	$342,287
Sales commitments	$(158,870)	$(138,022)
Margin sale commitments	$(11,652)	$(5,988)
Open forward contracts	$133,612	$274,994
Open futures contracts	$72,218	$72,421
Foreign exchange forward contracts	$5,934	$4,130
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
The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the consolidated statements of operations. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. (See Note 11 of the Notes to Consolidated Financial Statements.)
CRITICAL ACCOUNTING POLICIES
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
Our significant accounting policies are discussed in Note 2 of the Notes to consolidated financial statements. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
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
Also, the Company recognizes its storage, logistics, licensing, and other services revenues in accordance with the FASB's release ASU 2014-09 Revenue From Contracts With Customers Topic 606 ("ASC 606"),  which follows five basic steps to determine whether revenue can be recognized: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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
The Company’s inventories, except for certain lower of cost or net realizable value basis products (as described below), are subsequently recorded at their fair market values. The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the consolidated statements of operations.
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Additionally, neither the commemorative coin inventory nor the premium component of our inventory is hedged.
Inventories include amounts borrowed from suppliers and customers arising from various arrangements including unallocated metal positions held by customers in the Company’s inventory, amounts due to suppliers for the use of consigned inventory, metals held by suppliers as collateral on advanced pool metals, as well as shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions. (See Note 11 of the Notes to Consolidated Financial Statements.)
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
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company's forecast of the reversal of temporary differences, future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company's effective tax rate on future earnings. Based on our assessment it is more likely than not that all of the net deferred tax assets will be realized through future taxable income.
The Company's consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the spinoff of the Company when it was a member of the consolidated income tax return group of Spectrum Group International, Inc. ("SGI") Following its spin-off, the Company separately files its federal and state income tax filings. The Company recognizes current and deferred income taxes as a separate taxpayer for periods ending after the date of the spinoff.
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial position or results of operations, see Note 2 of the Notes to Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
A-Mark Precious Metals, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of A-Mark Precious Metals, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

Newport Beach, California
September 13, 2019

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	June 30, 2019	June 30, 2018

ASSETS
Current assets:
Cash (1)	$8,320	$6,291
Receivables, net (1)	26,895	35,856
Derivative assets (1)	2,428	7,395
Secured loans receivable (1)	125,298	110,424
Precious metals held under financing arrangements	208,792	262,566
Inventories:
Inventories (1)	198,356	166,176
Restricted inventories	94,505	113,940
	292,861	280,116

Income taxes receivable	1,473	1,553
Prepaid expenses and other assets (1)	2,783	2,782
Total current assets	668,850	706,983

Plant, property and equipment, net	6,731	8,018
Goodwill	8,881	8,881
Intangibles, net	5,852	6,861
Long-term investments	11,885	8,388
Deferred tax assets - non-current	3,163	3,870
Total assets	$705,362	$743,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$167,000	$200,000
Liability on borrowed metals	201,144	280,346
Product financing arrangements	94,505	113,940
Accounts payable	62,180	45,997
Derivative liabilities	9,971	20,457
Accrued liabilities (1)	6,137	5,129
Total current liabilities	540,937	665,869
Debt obligation (related party)	—	7,226
Notes payable (1)	91,859	—
Other long-term liabilities (related party)	—	798
Total liabilities	632,796	673,893

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of June 30, 2019 and June 30, 2018	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 shares issued and outstanding as of June 30, 2019 and June 30, 2018	71	71
Additional paid-in capital	26,452	24,717
Retained earnings	43,135	40,910
Total A-Mark Precious Metals, Inc. stockholders’ equity	69,658	65,698
Non-controlling interest	2,908	3,410
Total stockholders’ equity	72,566	69,108
Total liabilities, non-controlling interest and stockholders’ equity	$705,362	$743,001

(1) Includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

In September 2018, AM Capital Funding, LLC. (“AMCF”), a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "Notes").  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023.
The Company consolidates a variable interest entity ("VIE") if it is considered to be the primary beneficiary. AMCF is a VIE because the Company's initial equity investment may be insufficient to maintain its ongoing collateral requirements without additional financial support from the Company. The securitization is primarily secured by bullion loans and precious metals, and the Company is required to continuously hedge the value of certain collateral and make future contributions as necessary. The Company is the primary beneficiary of this VIE because the Company has the right to determine the type of collateral (i.e., secured loans or precious metals), has the right to receive (and has received) the proceeds from the securitization transaction, earns on-going interest income from the secured loans (subject to collateral requirements), and has the obligation to absorb losses should AMCF's interest expense and other costs exceed its interest income.
The following table presents the assets and liabilities of this VIE, which is included in the consolidated balance sheets above. The holders of the Notes have a first priority security interest in the assets as shown in the table below, which are in excess of the Notes' aggregate principal amount. Additionally, the liabilities of the VIE include intercompany balances, which are eliminated in consolidation. See Note 14 for additional information.

	June 30, 2019	June 30, 2018

ASSETS OF THE CONSOLIDATED VIE
Cash	$2,390	$—
Receivables, net	1,664	—
Secured loans receivable	82,544	—
Inventories	16,867	—
Prepaid expenses and other assets	31	—
Total assets of consolidated variable interest entities	$103,496	$—
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations (1)	$5,213	$—
Derivative liabilities	1,241
Accrued liabilities	811	—
Notes payable (2)	96,859	—
Total liabilities of consolidated variable interest entities	$104,124	$—

(1) This is an intercompany balance, which is eliminated in consolidation and hence not shown on the consolidated balance sheets.
(2) $5.0 million of the Notes are held by A-Mark, which is eliminated in consolidation and hence not shown on the consolidated balance sheets.

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

Years Ended June 30,	2019	2018
Revenues	$4,783,157	$7,606,248
Cost of sales	4,751,199	7,576,805
Gross profit	31,958	29,443

Selling, general and administrative expenses	(32,502)	(33,398)
Goodwill and intangible asset impairment	—	(2,654)
Interest income	19,270	16,105
Interest expense	(17,146)	(13,891)
Other income, net	1,697	954
Unrealized gain on foreign exchange	—	30
Net income (loss) before provision for income taxes	3,277	(3,411)
Income tax expense	(1,015)	(8)
Net income (loss)	2,262	(3,419)
Net income (loss) attributable to non-controlling interest	37	(22)
Net income (loss) attributable to the Company	$2,225	$(3,397)

Basic and diluted net income (loss) per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.32	$(0.48)
Diluted	$0.31	$(0.48)

Dividends per share	$—	$0.24

Weighted average shares outstanding:
Basic	7,031,400	7,031,400
Diluted	7,085,300	7,031,400

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interest	Total Stockholders’ Equity
Balance, June 30, 2017	7,031,450	$71	$23,526	$45,994	$69,591	$3,432	$73,023
Net loss	—	—	—	(3,397)	(3,397)	(22)	(3,419)
Share-based compensation	—	—	1,191	—	1,191	—	1,191
Dividends declared	—	—	—	(1,687)	(1,687)	—	(1,687)
Balance, June 30, 2018	7,031,450	$71	$24,717	$40,910	$65,698	$3,410	$69,108
Net income	—	—	—	2,225	2,225	37	2,262
Share-based compensation	—	—	1,096	—	1,096	—	1,096
Non-controlling ownership interest contribution	—	—	—	—	—	100	100
Transactions with non-controlling interest	—	—	639	—	639	(639)	—
Balance, June 30, 2019	7,031,450	$71	$26,452	$43,135	$69,658	$2,908	$72,566

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

Years Ended June 30,	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,262	$(3,419)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (reversal) for doubtful accounts	(30)	—
Depreciation and amortization	2,807	2,626
Impairment of intangible assets	—	2,654
Amortization of loan cost	1,192	1,463
Deferred income taxes	707	89
Interest added to principal of secured loans	(19)	(48)
Change in accrued earn-out (non-cash)	(588)	(529)
Debt extinguishment costs	45	—
Share-based compensation	1,096	1,191
Earnings from equity method investments	(1,198)	(421)
Changes in assets and liabilities:
Receivables	8,992	4,044
Secured loans receivables	(1,304)	385
Secured loans made to affiliates	(1,535)	(12,523)
Derivative assets	4,967	11,017
Income tax receivable	80	(1,553)
Precious metals held under financing arrangements	53,774	(262,566)
Inventories	(12,745)	16,946
Prepaid expenses and other assets	(668)	(1,779)
Accounts payable	16,183	2,221
Derivative liabilities	(10,486)	(14,125)
Liabilities on borrowed metals	(79,202)	265,772
Accrued liabilities	1,137	(2,381)
Income taxes payable	—	(1,418)
Net cash (used in) provided by operating activities	(14,533)	7,646
Cash flows from investing activities:
Capital expenditures for plant, property, and equipment	(490)	(1,317)
Purchase of long-term investments	(2,300)	—
Secured loans receivables, net	(12,015)	(7,000)
Acquisition of subsidiary, net of cash	—	(9,515)
Net cash used in investing activities	(14,805)	(17,832)
Cash flows from financing activities:
Product financing arrangements, net	(19,435)	(21,403)
Dividends	—	(1,687)
Borrowings and repayments under lines of credit, net	(33,000)	20,000
Proceeds from issuance of debt obligation payable to related party	—	7,500
Repayments on notes payable to related party	(7,500)	(500)
Proceeds from issuance of notes payable	95,000	—
Debt funding issuance costs	(3,798)	(492)
Non-controlling ownership interest contribution	100	—
Net cash provided by financing activities	31,367	3,418
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,029	(6,768)
Cash, cash equivalents, and restricted cash, beginning of period	6,291	13,059
Cash, cash equivalents, and restricted cash, end of period	$8,320	$6,291

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

Years Ended June 30,	2019	2018

( - Continued from preceding page - )
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,509	$12,251
Income taxes paid	$177	$3,038
Income taxes refunds	$47	$—

Non-cash investing and financing activities:
Interest added to principal of secured loans	$19	$48
Debt funding issuance costs	$—	$534
Investment transactions with non-controlling interest	$639	$—

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Basis of Presentation
The consolidated financial statements comprise those of A-Mark Precious Metals, Inc. ("A-Mark" or the "Company") and its consolidated subsidiaries.
Business Segments
The Company conducts its operations in three reportable segments: (1) Wholesale Trading & Ancillary Services, (2) Secured Lending, and (3) Direct Sales. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification (“ASC”). (See Note 18.)
Wholesale Trading & Ancillary Services
The Wholesale Trading & Ancillary Services segment operates as a full-service precious metals trading company. The products that this segment sells include: gold, silver, platinum, and palladium primarily in the form of coins, rounds, bars, wafers, and grain. This segment's trading-related services include: consignment, storage, logistics, hedging, and various customized financial programs.
Through its wholly owned subsidiary, A-Mark Trading AG (“AMTAG”), the Company promotes A-Mark's products and services throughout the European continent. Transcontinental Depository Services (“TDS”), also a wholly owned subsidiary of the Company, offers worldwide storage solutions to institutions, dealers, and consumers.
The Company's wholly-owned subsidiary, A-M Global Logistics, LLC. ("Logistics"), operates the Company's logistics fulfillment center. Logistics provides customers an array of complementary services, including packaging, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis.
Through our partially-owned subsidiary, AM&ST Associates, LLC. ("AMST" or "SilverTowne" or the "Mint"), the Company designs and produces minted silver products. The Company operates the Mint pursuant to a joint venture agreement with SilverTowne, L.P. The Company and SilverTowne L.P. own 69% and 31%, respectively, of AMST. The Company acquired its interest in AMST from SilverTowne L.P. to provide greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver products during volatile market environments.
Secured Lending
The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation LLC. ("CFC".) CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors.
AM Capital Funding, LLC. (“AMCF”), a wholly owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued, administers, and owns Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes: Series 2018-1, Class B with an aggregate principal amount of $28.0 million (collectively, the "Notes".)  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023. For additional information regarding this securitization, see Note 14.
Direct Sales
The Company's wholly-owned subsidiary, Goldline, Inc. ("Goldline"), is a direct retailer of precious metals to the investor community. Goldline markets its precious metal products primarily on radio and the internet. Goldline sells gold and silver bullion in the form of coins, rounds, and bars.
AM IP LLC. ("AMIP"), a wholly owned subsidiary of Goldline, manages intellectual property (“IP”) that includes lists of customers and sales lead information that is licensed to third parties in the industry who can further exploit such assets and provide the Company with ancillary income.
In the fourth quarter of 2019, Goldline entered into a joint venture agreement with one of the Company's related parties to form Precious Metals Purchasing Partners, LLC, ("PMPP"), a 50% owned subsidiary, primarily for the purpose of purchasing precious metals from the partners' retail customers for resale back into the market place. PMPP was capitalized in fiscal 2019, but did not commence operations until fiscal 2020. Metals purchased by the joint venture will be sold to the partners or their affiliates per terms of the joint venture agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements reflect the financial condition, results of operations, statement of stockholder equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary. Our consolidated financial statements include the accounts of: A-Mark, CFC, AMTAG, TDS, Logistics, Goldline, AMIP, AMST, AMCF, and PMPP (collectively the “Company”). Intercompany accounts and transactions are eliminated.
Comprehensive Income
For the years ended June 30, 2019 and 2018, there were no items that gave rise to other comprehensive income or loss, and, as a result net income equaled comprehensive income.
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
Foreign Currency
The functional currency of the Company is the United States dollar ("USD"). Also, the functional currency of the Company's wholly-owned foreign subsidiary, AMTAG, is USD, but it maintains its books of record in the European Union Euro. The Company remeasures the financial statements of AMTAG into USD. The remeasurement of local currency amounts into USD creates remeasurement gains and losses, which are included in the consolidated statements of operations.
To manage the effect of foreign currency exchange fluctuations, the Company utilizes foreign currency forward contracts. These derivatives generate gains and losses when settled and/or marked-to-market.
Business Combinations
The Company accounts for business combinations by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed, and non-controlling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed, and non-controlling interests, if any, in an acquired entity is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.
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
Variable Interest Entities
A variable interest entity ("VIE") is a legal entity that has either i) a total equity investment that is insufficient to finance its activities without additional subordinated financial support or ii) whose equity investors lack the ability to control the entity’s activities or lack the ability to receive expected benefits or absorb obligations in a manner that is consistent with their investment in the entity.
A VIE is consolidated for accounting purposes by its primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates VIE's when it is deemed to be the primary beneficiary. Management regularly reviews and reconsiders its previous conclusions regarding whether it holds a variable interest in potential VIE's, the status of an entity as a VIE, and whether the Company is required to consolidate such VIE's in the consolidated financial statements.
AMCF, a wholly owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities. The Company has various forms of ongoing involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF.
AMCF is a VIE because the Company's initial equity investment may be insufficient to maintain its ongoing collateral requirements without additional financial support from the Company. The securitization is primarily secured by bullion loans and precious metals, and the Company is required to continuously hedge the value of certain collateral and make future contributions as necessary. The Company is the primary beneficiary of this VIE because the Company has the right to determine the type of collateral (i.e., secured loans or precious metals), has the right to receive (and has received) the proceeds from the securitization transaction, earns on-going interest income from the secured loans (subject to collateral requirements), and has the obligation to absorb losses should AMCF's interest expense and other costs exceed its interest income. (See Note 14.)
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2019 and June 30, 2018.
As of June 30, 2019 and June 30, 2018, the Company has $0.3 million and $0.4 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California.
Precious Metals held under Financing Arrangements
    The Company enters into arrangements with certain customers under which A-Mark purchases precious metals from the customers which are subject to repurchase by the customer at the spot value of the product on the repurchase date. The precious metals purchased under these arrangements consist of rare and unique items, and therefore the Company accounts for these transactions as precious metals held under financing arrangements, which generate financing income rather than revenue earned from precious metals inventory sales. In these repurchase arrangements, the Company holds legal title to the metals and earns financing income for the duration of the agreement.
These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of June 30, 2019 and June 30, 2018, precious metals held under financing arrangements totaled $208.8 million and $262.6 million respectively.
The Company’s precious metals held under financing arrangements are marked-to-market.
Inventories
Inventories principally include bullion and bullion coins that are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: (1) published market values attributable to the costs of the raw precious metal, and (2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form, and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources.

The Company’s inventories, except for certain lower of cost or net realizable value basis products (as discussed below), are subsequently recorded at their fair market values, that is, "marked-to-market." The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the consolidated statements of operations.
While the premium component included in inventories is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Neither the commemorative coin inventory nor the premium component of our inventory is hedged. (See Note 6.)
Plant, Property and Equipment
Plant, property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Depreciation commences when the related assets are placed into service. Internal-use software development costs are capitalized during the application development stage. Internal-use software costs incurred during the preliminary project stage are expensed as incurred. Land is recorded at historical cost and is not depreciated. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities related to our plant assets associated with our minting operations.
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
Finite-lived Intangible Assets
Finite-lived intangible assets consist primarily of customer relationships, non-compete agreements, and employment contracts which are amortized on a straight-line basis over their economic useful lives ranging from three years to fifteen years. We review our finite-lived intangible assets for impairment under the same policy described above for plant, property, and equipment; that is, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
If, based on this qualitative assessment, management concludes that goodwill is more likely than not to be impaired, or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine the fair value of the business, and compare the calculated fair value of the reporting unit with its carrying amount, including goodwill. If through this quantitative analysis the Company determines the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not to be impaired. If the Company concludes that the fair value of the reporting unit is less than its carrying value, a goodwill impairment loss will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. (See Note 8.)
Evaluation of indefinite-lived intangible assets for impairment
The Company evaluates its indefinite-lived intangible assets (i.e., trademarks and trade-names) for impairment. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is unlikely that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is unlikely that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through this quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment loss will be recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value.
The methods used to estimate the fair value measurements of the Company’s reporting units and indefinite-lived intangible assets include those based on the income approach (including the discounted cash flow and relief-from-royalty methods) and those based on the market approach (primarily the guideline transaction and guideline public company methods). (See Note 8.)
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
Fair Value Measurement
The Fair Value Measurements and Disclosures Topic 820 of the ASC ("ASC 820"), creates a single definition of fair value for financial reporting. The rules associated with ASC 820 state that valuation techniques consistent with the market approach, income approach, and/or cost approach should be used to estimate fair value. Selection of a valuation technique, or multiple valuation techniques, depends on the nature of the asset or liability being valued, as well as the availability of data. (See Note 3.)
Revenue Recognition
Settlement Date Accounting
Substantially all of the Company’s sales of precious metals are conducted using sales contracts that meet the definition of derivative instruments in accordance with the Derivatives and Hedging Topic 815 of the ASC ("ASC 815"). The contract underlying A-Mark’s commitment to deliver precious metals is referred to as a “fixed-price forward commodity contract” because the price of the commodity is fixed at the time the order is placed. Revenue is recognized on the settlement date, which is defined as the date on which: (1) the quantity, price, and specific items being purchased have been established, (2) metals have been delivered to the customer, and (3) payment has been received or is covered by the customer’s established credit limit with the Company.
All derivative instruments are marked-to-market during the interval between the trade date and the settlement date, with the changes in the fair value charged to cost of sales. The Company’s hedging strategy to mitigate the market risk associated with its sales commitments is described separately below under the caption “Hedging Activities.”
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

•
Consignment trade orders — The Company delivers the items requested by the customer prior to establishing a firm trade order with a price. Settlement occurs and revenue is recognized once the customer confirms its order (quantity, specific product, and price) and remits full payment for the sale.

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

•
Margin trade orders — The quantity, specific product, and price are determined at trade date; however, the customer is allowed to finance the transaction through the Company and to defer delivery by committing to remit a partial payment (approximately 20%) of the total order price. With the remittance of the partial payment, the customer locks in the purchase price for a specified time period (usually up to two years from the trade date). Revenue on margin trade orders is recognized when the order is paid in full and delivered to the customer.

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
Commodity forward, futures, and option contracts entered into for hedging purposes are recorded at fair value on the trade date and are marked-to-market each period. The difference between the original contract values and the market values of these contracts are reflected as derivative assets or derivative liabilities in the consolidated balance sheets at fair value, with the corresponding unrealized gain or losses included as a component of cost of sales. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures and option contracts are recorded in cost of sales.
The Company enters into futures, forward, and option contracts solely for the purpose of hedging our inventory holding risk and our liability on price protection programs, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the consolidated statements of operations. (See Note 11.)
Other Sources of Revenue
The Company recognizes its storage, logistics, licensing, and other services revenues in accordance with the FASB's release ASU 2014-09 Revenue From Contracts With Customers Topic 606 ("ASC 606"),  which follows five basic steps to determine whether revenue can be recognized: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
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

The Company recognizes storage revenue over time, as the customer simultaneously receives and consumes the storage services (e.g., fixed storage fees based on the passage of time). The Company recognizes logistics (i.e., fulfillment) revenue at a point-in-time, when the customer receives the benefit of the services (e.g., stated number of packages are shipped on behalf of the customer during a month). The Company recognizes revenue from the licensing of its functional intellectual property ("IP"), which include customer lists and sales lead information, at the point in time when the right to use the IP is transferred to the licensee. Any revenue generated from usage-based royalties associated with the licensing of the IP is recognized at the point in time when the licensee converts and actualizes customers from the IP. In aggregate, these types of service revenues account for less than 1% of the Company's combined revenue from all revenue streams.
Interest Income
In accordance with the Interest Topic 835 of the ASC ("ASC 835") following are interest income generating activities of the Company:

•
Secured Loans — The Company uses the effective interest method to recognize interest income on its secured loans transactions.  The Company maintains a security interest in the precious metals and records interest income over the terms of the secured loan receivable. Recognition of interest income is suspended and the loan is placed on non-accrual status when management determines that collection of future interest income is not probable. The interest income accrual is resumed, and previously suspended interest income is recognized, when the loan becomes contractually current and/or collection doubts are resolved. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income. (See Note 5.)

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

Interest Expense
The Company accounts for interest expense on the following arrangements in accordance with Interest Topic 835 of the ASC ("ASC 835"):

•
Borrowings — The Company incurs interest expense from its lines of credit, its debt obligations, and notes payable using the effective interest method. (See Note 14.) Additionally, the Company amortizes capitalized loan costs to interest expense over the period of the loan agreement.

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

•
Borrowed and leased metals fees — The Company may incur financing costs from its borrowed metal arrangements. The Company borrows precious metals (usually in the form of pool metals) from its suppliers and customers under short-term arrangements using other precious metals as collateral. Typically, during the term of these arrangements, the third party charges a monthly fee as a percentage of the market value of the metals borrowed (determined at the spot price) plus certain processing and other fees.

Leased metal transactions are a similar type of transaction, except the Company is not required to pledge other precious metal as collateral for the precious metal received. The fees charged by the third party are based on the spot value of the pool metal received.
Both borrowed and leased metal transactions provide an additional source of liquidity, as the Company usually monetizes the metals received under such arrangements. Repayment is usually in the same form as the metals advanced, but may be settled in cash.
Other Income and Expense
The Company's other income and expense is derived from the Company's proportional interest in the reported net income or loss of our investees that are accounted for under the equity method of accounting (see Note 9), the gains or losses associated with revaluation adjustments to the contingent earn-out liability associated with our joint venture (AMST), gains or losses associated with the sale of notes (see Note 14), and fees associated with early liquidation of loans (see Note 14).
Contingent Earn-out Liability
We record an estimate of the fair value of contingent consideration related to the earn-out obligation to SilverTowne LP. related to the SilverTowne Mint acquisition. On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, or from changes to the estimates of future throughput activity of AMST, which are considered Level 3 inputs. (See Note 3.) Consequentially, the assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. As of June 30, 2019 and June 30, 2018 the balance of the contingent liability was $0 and $588,000 respectively. The Company believes ASMT will not achieve its targets that would trigger the contingent payout obligations.
Advertising
Advertising expense was $2,461,000 and $3,234,000, respectively, for the years ended June 30, 2019 and 2018.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the consolidated statements of operations. Shipping and handling costs incurred totaled $6,498,000 and $4,643,000, respectively, for the years ended June 30, 2019 and 2018.
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
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company's forecast of the reversal of temporary differences, future taxable income, and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company's effective tax rate on future earnings. Based on our assessment, it appears more likely than not that all of the net deferred tax assets will be realized through future taxable income.
The Company's consolidated financial statements recognized the current and deferred income tax consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the spinoff of the Company when it was a member of the consolidated income tax return group of Spectrum Group International, Inc. ("SGI"). Following its spin-off, the Company separately files its federal and state income tax filings. The Company recognizes current and deferred income taxes as a separate taxpayer for periods ending after the date of the spinoff.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares for the years ended June 30, 2019 and 2018, is presented below.

in thousands
Years Ended June 30,	2019	2018
Basic weighted average shares outstanding	7,031	7,031
Effect of common stock equivalents — stock issuable under outstanding equity awards	54	—	(1)
Diluted weighted average shares outstanding	7,085	7,031
_________________________________
(1)
The Company incurred a net loss for the year ended June 30, 2018, and hence the basic and diluted EPS were the same. The inclusion of 842,515 potential common shares (outstanding stock options) in the computation of net loss per share would have been anti-dilutive.

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
In May 2014, the FASB ASU No. 2014-09 (“ASU 2014-09”) – Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company implemented this pronouncement in the first quarter of fiscal 2019, which did not have a significant effect on the financial results of the Company since substantially all of the Company's revenue in fiscal year 2018 fell under the authoritative guidance of ASC 815, which is outside the scope of ASC 606.

Recent Accounting Pronouncements Not Yet Adopted
In February 2016, FASB issued ASU No. 2016-02, (“ASU 2016-02”), Leases (Topic 842). The amendments in this update require lessees to recognize a lease liability measured on a discounted basis and a right-of-use ("ROU") asset for all leases at the commencement date. This update is effective for the Company, on July 1, 2019 (for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years), and is to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are evaluating the new guidelines, but believe that adoption will not have a material impact on our consolidated financial position, results of operations or cash flows and related disclosures, as the Company has minimal lease commitments. Based on the Company's preliminary assessment, upon the adoption of the new standard, we expect to record approximately $5.3 million (or about 1% of the Company's total assets) of ROU assets and approximately $6.3 million of corresponding lease liabilities for leases classified as operating leases on our consolidated balance sheets. The Company’s accounting for finance leases will remain substantially unchanged with minimal impact to the consolidated statements of income.
In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments - Credit Loss (Topic 326), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. This update is effective for the Company on July 1, 2020 (for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years). The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other: Internal-Use Software (Subtopic 350-40), to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement. This update is effective for the Company on July 1, 2020 (for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years). The adoption of this guidance is not expected to have a material impact on our financial statements.

3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2019 and June 30, 2018.

in thousands
	June 30, 2019		June 30, 2018
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$8,320	$8,320	$6,291	$6,291
Receivables, net	26,895	26,895	35,856	35,856
Secured loans receivable	125,298	125,298	110,424	110,424
Derivative asset on open sale and purchase commitments, net	2,322	2,322	2,274	2,274
Derivative asset on option contracts	61	61	390	390
Derivative asset on futures contracts	2	2	238	238
Derivative asset on forward contracts	43	43	4,493	4,493
Income taxes receivable	1,473	1,473	1,553	1,553
Financial liabilities:
Lines of credit	$167,000	$167,000	$200,000	$200,000
Debt obligation (related party)	—	—	7,226	7,226
Liability on borrowed metals	201,144	201,144	280,346	280,346
Product financing arrangements	94,505	94,505	113,940	113,940
Derivative liability on margin accounts	2,981	2,981	3,804	3,804
Derivative liability on price protection programs	22	22	168	168
Derivative liability on open sale and purchase commitments, net	3,822	3,822	16,485	16,485
Derivative liability on futures contracts	1,241	1,241	—	—
Derivative liability on forward contracts	1,905	1,905	—	—
Accounts payable	62,180	62,180	45,997	45,997
Accrued liabilities	6,137	6,137	5,129	5,129
Other long-term liabilities (related party)	—	—	798	798
Notes payable	91,859	98,609	—	—

The fair values of the financial instruments shown in the above table as of June 30, 2019 and June 30, 2018 represent the amounts that would be received upon the sale of those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
The carrying amounts of cash, secured loans receivable, receivables, income taxes receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities, liability on borrowed metals and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit and debt obligation approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying value of other long-term liabilities represents the long-term portion of contingent earn-out liabilities that are remeasured on a quarterly basis. The Company’s notes payable are reported at their aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying consolidated balance sheets. The fair value of the notes payable is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk.

Valuation Hierarchy
Topic 820 of the ASC established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The significant assumptions used to determine the carrying value and the related fair value of the assets and liabilities measured at fair value on a recurring basis are described below:
Inventory. Inventories, which principally include bullion and bullion coins, are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins are comprised of two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium is readily determined, as it is published by multiple reputable sources. Except for commemorative coin inventory, which are included in inventory at the lower of cost or net realizable value, the Company’s inventories are subsequently recorded at their fair market values on a daily basis. The fair value for commodities inventory (i.e., inventory excluding commemorative coins) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory are classified in Level 1 of the valuation hierarchy.
Precious Metals held under Financing Arrangements. The Company enters into arrangements with certain customers under which A-Mark purchases precious metals from the customers which are subject to repurchase by the customer at the spot value of the product on the repurchase date. The precious metals purchased under these arrangements consist of rare and unique items, and therefore the Company accounts for these transactions as precious metals held under financing arrangements, which generate financing income rather than revenue earned from precious metals inventory sales. In these repurchase arrangements, the Company holds legal title to the metals and earns financing income for the duration of the agreement. The fair value for precious metals held under financing arrangements, (a commodity, like inventory above) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory are classified in Level 1 of the valuation hierarchy.
Derivatives. Futures contracts, forward contracts, option contracts, and open sale and purchase commitments are valued at their fair values, based on the difference between the quoted market price and the contractual price (i.e., intrinsic value,) and are included within Level 1 of the valuation hierarchy.
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
Liability on Price Protection Programs. The Company records an estimate of the fair value of the liability on the price protection programs based on the difference between the contractual price at trade date and the retail price at the remeasurement date (i.e., quarter-end) based on the expected redemption rate. As of June 30, 2019, the Company used the quoted market price based on the current spot rate and used an expected redemption rate of 100%. The use of a throughput rate ignores the future price volatility that would affect the timing and rate of redemption under the program, and, as a result, the liability on the price protection programs is classified in Level 3 of the valuation hierarchy.
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
The Company values the contingent obligation by determining the likelihood that the Company has achieved the following targeted amount of performance thresholds for each annual earn-out period. Such thresholds include (1) Producing a targeted amount of silver ounces, (2) Earning a targeted amount of operating income, and (3) Generating an operating cost per ounce that is less than a targeted level. Each category triggers a different annual payout obligation if achieved over a 3 year period, and as of June 30, 2019, the remaining annual contingent payout obligations, if achieved, would become due on October 30, 2019. The Company re-assesses this contingent obligation each quarter based on the most current facts and market conditions. The obligation continues to remain as a liability at its original recorded value unless, based on each quarterly evaluation, it becomes evident the Company will not achieve all or part of the threshold performance targets. In such case, the obligation is adjusted to its more current estimated value.
The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and June 30, 2018, aggregated by the level in the fair value hierarchy within which the measurements fall:

	June 30, 2019
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$292,844	$—	$—	$292,844
Precious metals held under financing arrangements	208,792	—	—	208,792
Derivative assets — open sale and purchase commitments, net	2,322	—	—	2,322
Derivative assets — option contracts	61	—	—	61
Derivative assets — futures contracts	2	—	—	2
Derivative assets — forward contracts	43	—	—	43
Total assets, valued at fair value	$504,064	$—	$—	$504,064

Liabilities:
Liability on borrowed metals	$201,144	$—	$—	$201,144
Product financing arrangements	94,505	—	—	94,505
Derivative liabilities — price protection programs	—	—	22	22
Derivative liabilities — liability on margin accounts	2,981	—	—	2,981
Derivative liabilities — open sale and purchase commitments, net	3,822	—	—	3,822
Derivative liabilities — future contracts	1,241	—	—	1,241
Derivative liabilities — forward contracts	1,905	—	—	1,905
Contingent earn-out liability	—	—	—	—
Total liabilities, valued at fair value	$305,598	$—	$22	$305,620
____________________
(1) Commemorative coin inventory totaling $17 thousand is held at lower of cost or net realizable value and is thus excluded from this table.

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
____________________
(1) Commemorative coin inventory totaling $99 thousand is held at lower of cost or net realizable value and is thus excluded from this table.
There were no transfers in or out of Level 2 or 3 from other levels within the fair value hierarchy during the reported periods.
Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only under certain circumstances. These include: i) equity method investments that are written down to fair value when a decline in the fair value is determined to be other-than-temporary, ii) plant, property and equipment and definite-lived intangibles, or iii) goodwill and indefinite-lived intangibles, all of which are written down to fair value when they are held for sale or determined to be impaired. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples, and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective equity method investment, asset group, or reporting unit. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable transactions and comparable public company trading values.
In the fourth quarter of fiscal 2018, the carrying value of goodwill and indefinite-lived intangibles of Direct Sales segment (i.e., reporting unit) was adjusted downward to its fair value. (See Note 8.)

4.	RECEIVABLES
Receivables consist of the following as of June 30, 2019 and June 30, 2018:

in thousands
	June 30, 2019	June 30, 2018

Customer trade receivables	$13,050	$22,813
Wholesale trade advances	9,704	10,722
Due from brokers	4,141	2,351
Subtotal	26,895	35,886
Less: allowance for doubtful accounts	—	(30)
Receivables, net	$26,895	$35,856

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
Due from Brokers. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts. (See Note 11.)
Allowance for Doubtful Accounts
An allowance for doubtful accounts is a reduction of the total amount of receivables appearing on the Company’s consolidated balance sheets. The allowance for doubtful accounts represents our estimate of the amount of accounts receivable that may not be paid by customers. A summary of the activity in the allowance for doubtful accounts is as follows:

in thousands
Period ended:	Beginning Balance	Provision		Charge-off	Ending Balance
Year ended June 30, 2019	$30	$(30)	(1)	$—	$—
Year Ended June 30, 2018	$30	$—		$—	$30
_________________________________
1)	Represents $30 thousand reversal of a provision for doubtful accounts.

5.	SECURED LOANS RECEIVABLE
Below is a summary of the carrying value of our secured loans as of June 30, 2019 and June 30, 2018:

in thousands
	June 30, 2019		June 30, 2018

Secured loans originated	$36,714		$23,300
Secured loans originated - with a related party	14,058		12,523
	50,772		35,823
Secured loans acquired	74,526	(1)	74,601	(2)
Secured loans	$125,298		$110,424
_________________________________
(1)    Includes $29 thousand of loan premium as of June 30, 2019.
(2)    Includes $54 thousand of loan premium as of June 30, 2018.
Secured Loans - Originated: Secured loans include short-term loans, which include a combination of on-demand lines and short-term facilities, and long-term loans that are made to our customers. These loans are fully secured by the customers' assets that include bullion, numismatic, and semi-numismatic material, which are typically held in safekeeping by the Company. (See Note 13 for further information regarding our secured loans made to related parties.)

Secured Loans - Acquired: Secured loans also include short-term loans, which include a combination of on-demand lines and short term facilities that are purchased from our customers. The Company acquires a portfolio of their loan receivables at a price that approximates the aggregate carrying value of each loan in the portfolio, as determined on the effective transaction date. Each loan in the portfolio is fully secured by the borrowers' assets, which include bullion, numismatic, and semi-numismatic material that are held in safekeeping by the Company. Typically, the seller of the loan portfolio retains the responsibility for the servicing and administration of the loans.
    As of June 30, 2019 and June 30, 2018, our secured loans carried weighted-average effective interest rates of 10.2% and 9.6%, respectively, and mature in periods ranging typically from on-demand to one year.
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
Credit Quality of Secured Loans Receivables and Allowance for Credit Losses
The Company's secured loan receivables portfolio is comprised of secured loans with similar credit risk profiles and methods for assessing and monitoring credit risk. This similarity allows the Company to apply a standard methodology to determine the credit quality for each loan and the allowance, if any, for credit losses. The credit quality of each loan is generally determined by the type (or class) of secured material, the initial and ongoing collateral value determination, and the assessment of loan-to-value ratio. Historically, the Company has not established an allowance for any credit losses because each of its loans is fully secured by the underlying collateral.
The Company evaluates its loan portfolio in one of two classes of secured loan receivables: those loans secured by: 1) bullion items, and 2) numismatic and semi-numismatic coins. The Company's secured loans by portfolio class, which align with management reporting, are as follows:

in thousands
	June 30, 2019		June 30, 2018
Bullion	$92,899	74.1%	$72,128	65.3%
Numismatic and semi-numismatic	32,399	25.9	38,296	34.7
	$125,298	100.0%	$110,424	100.0%
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

in thousands
	June 30, 2019		June 30, 2018
Loan-to-value of 75% or more	$59,258	47.3%	$69,629	63.1%
Loan-to-value of less than 75%	66,040	52.7	40,795	36.9
Secured loans collateralized by precious metal products	$125,298	100.0%	$110,424	100.0%
    The Company had no loans with a loan-to-value ratio in excess of 100% at June 30, 2019 or June 30, 2018.
Impaired Loans
A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due, non-performing, or in bankruptcy. Recognition of interest income is suspended and the loan is placed on non-accrual status when management determines that collection of future interest income is not probable. Accrual is resumed, and previously suspended interest income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income.
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
For the years ended June 30, 2019 and 2018, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at June 30, 2019 and June 30, 2018:

in thousands
	June 30, 2019	June 30, 2018
Inventory held for sale	$106,165	$32,605
Repurchase arrangements with customers	65,516	104,907
Consignment arrangements with customers	4,896	10,785
Commemorative coins, held at lower of cost or net realizable value	17	99
Borrowed precious metals	21,762	17,780
Product financing arrangements, restricted	94,505	113,940
	$292,861	$280,116
Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties. As of June 30, 2019 and June 30, 2018, the inventory held for sale totaled $106.2 million and $32.6 million, respectively.
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
These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2019 and June 30, 2018, included within inventory is $65.5 million and $104.9 million, respectively, of precious metals products subject to repurchase arrangements with customers.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventories loaned under consignment arrangements to customers as of June 30, 2019 and June 30, 2018 totaled

$4.9 million and $10.8 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventory at the lower of cost or net realizable value and totaled $17,000 and $99,000 as of June 30, 2019 and June 30, 2018, respectively.
Borrowed Precious Metals. Borrowed precious metals inventories include: (1) metals held by suppliers as collateral on advanced pool metals, (2) amounts due to suppliers for the use of consigned inventory, (3) unallocated metal positions held by customers in the Company’s inventory, and (4) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventories included borrowed precious metals with market values totaling $21.8 million and $17.8 million as of June 30, 2019 and June 30, 2018, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the consolidated balance sheets.
Product Financing Arrangements. In substance, these inventories represent amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of operations. Such obligations totaled $94.5 million and $113.9 million as of June 30, 2019 and June 30, 2018, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions. (See Note 11.) As of June 30, 2019 and June 30, 2018, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $8.8 million and $(5.4) million, respectively.
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
The Company’s inventories are subsequently recorded at their fair market values, that is, marked-to-market, except for our commemorative coin inventory. The daily changes in the fair market value of our inventory are offset by daily changes in fair market value of hedging derivatives that are taken with respects to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the consolidated statements of operations.
The premium component, at market value, included in the inventories as of June 30, 2019 and June 30, 2018 totaled $4.4 million and $3.5 million, respectively.

7. PLANT, PROPERTY AND EQUIPMENT
Plant, property and equipment consists of the following at June 30, 2019 and June 30, 2018:

in thousands
	June 30, 2019	June 30, 2018
Office furniture, and fixtures	$2,080	$2,056
Computer equipment	798	757
Computer software	4,111	3,471
Plant equipment	2,872	2,701
Building	319	315
Leasehold improvements	2,804	2,796
Total depreciable assets	12,984	12,096
Less: accumulated depreciation	(7,395)	(5,597)
Property and equipment not placed in service	1,106	1,483
Land	36	36
Plant, property and equipment, net	$6,731	$8,018
Depreciation expense for the years ended June 30, 2019 and 2018 was $1,798,000 and $1,712,000, respectively.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill is an intangible asset that arises when a company acquires an existing business or assets (net of assumed liabilities) which comprise a business.  In general, the amount of goodwill recorded in an acquisition is calculated as the purchase price of the business minus the fair market value of the tangible assets and the identifiable intangible assets, net of the assumed liabilities. Goodwill and intangibles can also be established by push-down accounting.  Below is a summary of the significant transactions that generated goodwill and intangible assets of the Company:

•
In connection with the acquisition of A-Mark by SGI in July 2005, the accounts of the Company were adjusted using the push down basis of accounting to recognize the allocation of the consideration paid to the respective net assets acquired. In accordance with the push down basis of accounting, the Company's net assets were adjusted to their fair values as of the date of the acquisition based upon an independent appraisal.

•
In connection with the Company's business combination with AMST in August 2016, the Company recorded an additional $2.5 million and $4.3 million of identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal and represent their fair values at the acquisition date. The Company’s investment in AMST has resulted in synergies between the acquired minting operation and the Company’s established distribution network by providing a more steady and reliable fabricated source of silver during times of market volatility. The Company considers that much of the acquired goodwill relates to the “ready state” of AMST's established minting operation with existing quality processes, procedures, and ability to scale production to meet market needs.

•
In connection with the Company's acquisition of Goldline in August 2017, the Company recorded $5.0 million and $1.4 million of additional identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal and represent their fair values at the acquisition date. The Company’s investment in Goldline created synergies between Goldline's direct marketing operation and the Company’s established distribution network, secured storage and lending operations that has led to increased product margin spreads, lower distribution and storage costs for Goldline.

Carrying Value
The carrying value of goodwill and other purchased intangibles as of June 30, 2019 and June 30, 2018 is as described below:

dollar amounts in thousands
		June 30, 2019				June 30, 2018
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	$8,848	$(6,376)	$—	$2,472	$8,848	$(5,467)	$—	$3,381
Non-compete and other	3 - 5	2,300	(2,122)	—	178	2,300	(2,056)	—	244
Employment agreement	3	295	(256)	—	39	295	(222)	—	73
Intangibles subject to amortization		11,443	(8,754)	—	2,689	11,443	(7,745)	—	3,698

Trade name	Indefinite	$4,454	$—	$(1,291)	$3,163	$4,454	$—	$(1,291)	$3,163

Identifiable intangible assets		$15,897	$(8,754)	$(1,291)	$5,852	$15,897	$(7,745)	$(1,291)	$6,861

Goodwill	Indefinite	$10,245	$—	$(1,364)	$8,881	$10,245	$—	$(1,364)	$8,881

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the years ended June 30, 2019 and 2018 was $1,009,000 and $914,000, respectively.
Impairment
    The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to Direct Sales segment. No further impairment of goodwill or indefinite-lived intangible assets has occurred for the year ended June 30, 2019.
Estimated Amortization
Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2020	$1,011
2021	599
2022	571
2023	128
2024	47
Thereafter	333
Total	$2,689

9.	LONG-TERM INVESTMENTS
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

	June 30, 2019		June 30, 2018
Entity	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
Company A (1)	$2,000	7.4%	$500	2.50%
Company B	9,059	20.6%	7,888	20.6%
Company C (2)	826	10.0%	—	—%
	$11,885		$8,388

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

2)	On January 9, 2019, the Company made an $800,000 investment in Company's C's common stock, representing 10% of its equity and obtained a voting seat on Company's C's board of directors.

The Company considers these equity method investees to be related parties. See Note 13 for a summary of the Company's aggregate balances and activity with these related party entities.

10. ACCOUNTS PAYABLE
Accounts payable consists of the following:

in thousands
	June 30, 2019	June 30, 2018
Trade payables to customers	$1,246	$175
Advances from customers	57,643	42,615
Deferred revenue	1,592	2,107
Other accounts payable	1,699	1,100
	$62,180	$45,997

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
The Company is exposed to market risk, such as changes in commodity prices and foreign exchange rates. To manage the volatility related to these exposures, the Company enters into various derivative products, such as forwards and futures contracts. By policy, the Company historically has entered into derivative financial instruments for the purpose of hedging substantially all of Company's market exposure to precious metals prices, and not for speculative purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, both of which are recorded in cost of sales in the consolidated statements of operations.
Commodity Price Management
The Company manages the value of certain assets and liabilities of its trading business, including trading inventories, by employing a variety of hedging strategies. These strategies include the management of exposure to changes in the market values of the Company's trading inventories through the purchase and sale of a variety of derivative instruments, such as forwards and futures contracts.
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of June 30, 2019 and June 30, 2018.

	June 30, 2019				June 30, 2018

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$2,874	$(552)	$—	$2,322	$2,602	$(328)	$—	$2,274
Option contracts	61	—	—	61	390	—	—	390
Future contracts	2	—	—	2	238	—	—	238
Forward contracts	43	—	—	43	4,577	(84)	—	4,493
	$2,980	$(552)	$—	$2,428	$7,807	$(412)	$—	$7,395
Nettable derivative liabilities:
Open sale and purchase commitments	$4,093	$(271)	$—	$3,822	$17,132	$(647)	$—	$16,485
Margin accounts	11,652	—	(8,671)	2,981	5,988	—	(2,184)	3,804
Liability of price protection programs	22	—	—	22	168	—	—	168
Future contracts	1,241	—	—	1,241	—	—	—	—
Forward contracts	2,044	(139)	—	1,905	—	—	—	—
	$19,052	$(410)	$(8,671)	$9,971	$23,288	$(647)	$(2,184)	$20,457
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
Below is a summary of the net gains (losses) on derivative instruments for the years ended June 30, 2019 and 2018.

in thousands
Years Ended June 30,	2019	2018
Gains (losses) on derivative instruments:
Unrealized (losses) gains on open future commodity and forward contracts and open sale and purchase commitments, net	$(126)	$2,351
Realized (losses) gains on future commodity contracts, net	(942)	13,271
	$(1,068)	$15,622
The Company’s net gains on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the consolidated statements of operations.

Summary of Hedging Positions
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of June 30, 2019 and at June 30, 2018.

in thousands
	June 30, 2019	June 30, 2018
Inventory	$292,861	$280,116
Precious metals held under financing arrangements	208,792	262,566
	501,653	542,682

Less unhedgeable inventory:
Commemorative coin inventory, held at lower of cost or net realizable value	(17)	(99)
Premium on metals position	(4,424)	(3,530)
Precious metal value not hedged	(4,441)	(3,629)

	497,212	539,053

Commitments at market:
Open inventory purchase commitments	166,600	342,287
Open inventory sales commitments	(158,870)	(138,022)
Margin sale commitments	(11,652)	(5,988)
In-transit inventory no longer subject to market risk	(809)	(1,060)
Unhedgeable premiums on open commitment positions	838	541
Borrowed precious metals	(201,144)	(280,346)
Product financing arrangements	(94,505)	(113,940)
Advances on industrial metals	8,644	6,044
	(290,898)	(190,484)

Precious metal subject to price risk	206,314	348,569

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	133,612	274,994
Precious metals futures contracts at market values	72,218	72,421
Total market value of derivative financial instruments	205,830	347,415

Net precious metals subject to commodity price risk	$484	$1,154

Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of June 30, 2019 and June 30, 2018, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	June 30, 2019	June 30, 2018
Purchase commitments	$166,600	$342,287
Sales commitments	$(158,870)	$(138,022)
Margin sales commitments	$(11,652)	$(5,988)
Open forward contracts	$133,612	$274,994
Open futures contracts	$72,218	$72,421
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2019, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized gains on foreign exchange derivative instruments shown on the face of the consolidated statements of operations totaled $0 and $30,000 for the years ended June 30, 2019 and 2018, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands	June 30, 2019	June 30, 2018
Foreign exchange forward contracts	$5,934	$4,130
Open sale and purchase commitment transactions, net	$4,667	$3,026

12.     INCOME TAXES

Income (loss) from operations before provision for income taxes is shown below:

in thousands
Years Ended June 30,	2019	2018
U.S.	$3,251	$(3,446)
Foreign	26	35
Net income (loss) before provision for income taxes	$3,277	$(3,411)

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense for the years ended June 30, 2019 and 2018 consists of the following:

in thousands
Years Ended June 30,	2019	2018
Current:
Federal	(4)	42
State and local	304	(96)
Foreign	6	(27)
	306	(81)
Deferred:
Federal	668	361
State and local	41	(272)
Foreign	—	—
	709	89

Provision for income tax expense	$1,015	$8

For the years ended June 30, 2019 and 2018, the effective tax rate was 31.0% and 0.2%, respectively. This increase in tax expense of $1.0 million was primarily due to a shift to operating income in year ended June 30, 2019, compared to an operating loss, the application of a lower federal statutory tax rate (e.g., 21.0% for fiscal 2019 compared to 28.06% for fiscal 2018) and an one-time revaluation charge related to deferred taxes required from the Tax Cuts & Jobs Act ("Tax Act") in the same year ago period. For the year ended June 30, 2019, the Company recorded tax expense which differed from the statutory rates primarily due to state taxes (including state minimum franchise taxes net of federal tax benefit), and non-deductible Company provided transportation benefits. For the year ended June 30, 2018, the Company recorded a tax expense that differed from statutory rate primarily due to the impact of the Tax Act discussed above. The remainder of the difference was due to normal course movements and non-material items.
A reconciliation of the income tax provisions to the amounts computed by applying the statutory federal income tax rate (21.00% for 2019, and 28.06% for 2018) to income before income tax provisions for the years ended June 30, 2019 and 2018, are set forth below:

in thousands
Years Ended June 30,	2019	2018
Federal income tax	$688	$(957)
State tax, net of federal benefit	291	(98)
Uncertain tax positions	69	(50)
Change in valuation allowance	—	(56)
Tax Act (1)	—	1,244
Other	(33)	(75)
Provision for income taxes	$1,015	$8
_________________________________
(1)
During the year ended June 30, 2018, our Federal income tax statutory rate decreased from 35.00% to 28.06% as a result of the "Tax Act", which became effective for the Company starting in our second quarter of fiscal 2018. The Tax Act required the Company to record an one-time revaluation tax charge to reduce our net deferred tax assets based on the newly enacted corporate tax rate of 21.00%. The 28.06% tax rate was a blended rate based on the Company's fiscal year applied pursuant to IRS guidance.

Tax Balances and Activity
Income Taxes Receivable and Payable
As of June 30, 2019 and June 30, 2018, income taxes receivable totaled $1.5 million and $1.6 million, respectively.
Deferred Tax Assets and Liabilities
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2019 and June 30, 2018, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation was considered unnecessary for years ended June 30, 2019 and 2018.
As of June 30, 2019, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.6 million and a federal deferred tax asset of $1.6 million. As of June 30, 2018, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.7 million and a federal deferred tax asset of $2.2 million.
The schedule of deferred taxes presented below summarizes the components of deferred taxes that have been classified as deferred tax assets and deferred tax liabilities related to taxable temporary differences as of June 30, 2019 and June 30, 2018:

in thousands
	June 30, 2019	June 30, 2018
Accrued compensation	$108	$86
Deferred rent	230	236
Unrealized loss on open purchase and sale commitments	—	2,351
Stock-based compensation	902	635
State tax accrual	1	37
Net operating loss carry forwards	3,077	1,657
Fixed assets	23	—
Other	109	141
Deferred tax assets	4,450	5,143

Intangible assets	(324)	(206)
Unrealized gain on futures and forward contracts	—	(146)
Fixed assets	—	(5)
Inventories	—	(319)
Earnings from equity method investment	(569)	(283)
Investment in LLC. taxed as a partnership	(387)	(287)
Other	(7)	(27)
Deferred tax liabilities	(1,287)	(1,273)

Net deferred tax asset	$3,163	$3,870

Net Operating Loss Carryforwards and Tax Credits
As of June 30, 2019 and June 30, 2018, the Company has approximately $9.1 million and $2.9 million of federal net operating loss carryforwards and approximately $17.1 million and $15.5 million, state and city net operating loss carryforwards, respectively. The Company's combined federal, state and city tax-effected net operating loss carryforwards totaled, as of June 30, 2019 and June 30, 2018, $3.1 million and $1.7 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2022.
As of June 30, 2019 and June 30, 2018, the Company has approximately $53,000 and $53,000, respectively, of a California state tax credit that can be carried-over indefinitely to future tax years.

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
Below is a reconciliation of the net unrecognized tax benefits for the years ended June 30, 2019 and June 30, 2018:

in thousands
Years Ended June 30,	2019	2018

Beginning balance	$147	$197
Reductions due to lapse of statute of limitations	(12)	(2)
Additions (reductions) as a results of tax positions of prior years	81	(48)
Ending balance	$216	$147

In addition to the $216,000 of accrued tax expense related to unrecognized tax positions, as shown in the table above, the Company has $50,000 of interest and $56,000 of penalties accrued to date related to its uncertain tax positions. As of June 30, 2019, the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $322,000, and, if recognized, would reduce the Company's effective tax rate.
Tax Examinations
With exception of the open examinations noted below, either prior federal, state or local examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed for the years through June 30, 2014.
Open Tax examinations

•
Utah State — for Years Ended: June 30, 2011 through June 30, 2013. SGI and the Company filed consolidated tax returns when the Company was a subsidiary of SGI, and SGI's consolidated tax returns remain under exam with the State of Utah. We are unable to determine the outcome of this exam at this time.

•	Utah State — for Years Ended: June 30, 2014 through June 30, 2017. The Company's separately filed Utah State tax returns remain under exam. The Company is unable to determine the outcome at this time.
Tax examination that Closed during Fiscal Year 2019

•
Internal Revenue Service — for Year Ended: June 30, 2015. In fiscal 2019, the Internal Revenue Service ("IRS") closed its examination of our tax filing. The impact of the IRS examination was immaterial to the financial statements.

•
New York State — for Years Ended: June 30, 2014 through June 30, 2016. In fiscal 2019, the New York Department of Taxation and Finance closed its examination of our New York State tax returns. The impact of this examination was immaterial to the financial statements.

13. RELATED PARTY TRANSACTIONS
Related parties are entities that the Company controls or has the ability to significantly influence. Related parties also include persons who are affiliated with related entities or the Company that are in a position to influence corporate decisions (such as owners, executives, board members and their families). In the normal course of business, we enter into transactions with our related parties. Below is a list of related parties with whom we have significant transactions:

1)
Stack’s Bowers Numismatics LLC. ("Stack's Bowers Galleries"). Stack's Bowers Galleries is a wholly-owned subsidiary of Spectrum Group International, Inc. ("SGI"). In March 2014, SGI distributed all of the shares of common stock of A-Mark to its stockholders, effecting a spinoff of A-Mark from SGI. As a result of this distribution the Company became a publicly traded company independent from SGI. Also, SGI and the Company have a common chief executive officer.

2)	SilverTowne, L.P. SilverTowne L.P. is a non-controlling owner of AMST (i.e., the Company's minting operations).

3)
Equity method investees. The Company has three investments in privately-held entities, each of which is a precious metals retailer and customer of the Company. For each of these entities, the Company has: 1) an exclusive supplier agreement, for which these entities have agreed to purchase all bullion products required for their businesses exclusively from A-Mark, subject to certain limitations; 2) a product fulfillment services and storage agreement; and 3) the right to appoint a director to the entity's board of directors (which has been exercised in each case).

4)
Goldline Lenders . In connection with the acquisition of Goldline, the Company entered into a privately placed credit facility with various lenders, which included some members of the Company's board of directors.

Our related party transactions include (i) sales and purchases of precious metals (ii) financing activity (iii) repurchase arrangements, and (iv) hedging transactions. Below is a summary of our related party transactions.
Balances with Related Parties
As of June 30, 2019 and June 30, 2018, the Company had related party receivables and payables balances as set forth below:

in thousands
	June 30, 2019			June 30, 2018
	Receivables		Payables	Receivables	Payables
Stack's Bowers Galleries	$17,630	(1)	$—	$13,240	$—
Equity method investees	4,978	(2)	163	899	920
SilverTowne	241	(3)	—	—	242
Goldline Lenders(4)	—		—	—	7,710
	$22,849		$163	14,139	$8,872

_________________________________
(1) Balance principally includes two secured lines of credit with a balance of $7.5 million and $6.4 million (shown as a component of secured loans receivables) and trade receivables of $3.6 million. See "Secured Lines of Credit with Stack's Bowers Galleries", below.

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

Secured Lines of Credit
On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $5.3 million. The loan is secured by precious metals and numismatic products. As of June 30, 2019 and June 30, 2018, the outstanding principal balance of this loan was $6.4 million and $3.0 million, respectively.
On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. As of June 30, 2019 and June 30, 2018, the outstanding principal balance this loan was $7.5 million and $9.5 million, respectively.
Long Term Debt Obligation
On December 7, 2018, the Company repaid the $7.5 million principal amount outstanding under the Goldline Credit Facility to the Goldline Lenders in full.  Under the terms of the principal repayment, the applicable credit and related agreements have been terminated and none of the parties thereto has any further rights or obligations thereunder. (See Note 14.)
Activity with Related Parties
Sales and Purchases
During the years ended June 30, 2019 and 2018, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
Years Ended June 30,	2019		2018
	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$30,418	$36,946	$50,512	$344,348
Equity method investees	508,552	16,679	468,200	10,790
SilverTowne	12,914	1,611	14,921	7,696
	$551,884	$55,236	$533,633	$362,834

Interest Income
During the years ended June 30, 2019 and 2018, the Company earned interest income related to loans made to Stack's Bowers Galleries and to financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
Years Ended June 30,	2019	2018
Interest income from secured loans receivables	$1,058	$290
Interest income from finance products and repurchase arrangements	6,275	4,246
	$7,333	$4,536

Interest Expense
During the years ended June 30, 2019 and 2018, the Company incurred interest expense (including debt amortization costs) related to the debt payable to the Goldline Lenders that totaled $0.3 million and $0.6 million, respectively.
Other Income
During the years ended June 30, 2019 and 2018, the Company recorded its proportional share of its equity method investee's net income as other income that totaled $1,198,000 and $421,000, respectively. As of June 30, 2019 and June 30, 2018, the aggregate carrying balance of the equity method investments was $11.9 million and $8.4 million, respectively.
During the years ended June 30, 2019 and 2018, the Company earned profit sharing income related to one of CFC's secured lending agreements with Stack's Bowers Galleries that totaled $105,000 and $0, respectively.
Other Expense
On December 7, 2018, in connection with the $7.5 million payoff of the outstanding principal under the Goldline Credit Facility, the Goldline Lenders received a 2% (i.e.$150,000) premium. (See Note 14.)

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
As of June 30, 2019, the Trading Credit Facility provided the Company with access up to $260.0 million, featuring a $210.0 million base, with a $50.0 million accordion option. The Trading Credit Facility is scheduled to mature on March 27, 2020. From commencement of the Trading Credit Facility (i.e., March 31, 2016), the Company has incurred $3.4 million of accumulated loan costs. These loan costs have been capitalized when incurred and are amortized over the term of the Trading Credit Facility. As of June 30, 2019 and June 30, 2018, the remaining unamortized balance was approximately $0.6 million and $0.5 million, respectively.
The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 2.40% and 2.09% as of June 30, 2019 and June 30, 2018, respectively. Borrowings are due on demand and totaled $167.0 million and $200.0 million at June 30, 2019 and at June 30, 2018, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility, after taking into account current borrowings, totaled $11.6 million and $22.1 million as determined on June 30, 2019 and on June 30, 2018, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of June 30, 2019 the minimum tangible net worth financial covenant under the Trading Credit Facility was $47.5 million. The Company is in compliance with all restrictive financial covenants as of June 30, 2019.
Interest expense related to the Company’s lines of credit totaled $7.8 million and $7.9 million, which represents 45.3% and 57.0% of the total interest expense recognized, for the years ended June 30, 2019 and 2018, respectively. Our lines of credit carried a daily weighted average effective interest rate of 4.78% and 3.96%, respectively, for the years ended June 30, 2019 and 2018.

Debt Obligation with Goldline Lenders
On August 28, 2017, in connection with the closing of the Goldline acquisition, Goldline, then known as Goldline Acquisition Corp., entered into a privately placed credit facility in the amount of $7.5 million (the “Goldline Credit Facility”) with various lenders (the "Goldline Lenders"). Borrowings under the Goldline Credit Facility were used to finance a portion of the consideration payable pursuant to the Goldline acquisition.
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
As of June 30, 2019 and June 30, 2018, the carrying balance of the Goldline Credit facility was $0.0 million and $7.2 million, respectively, and the remaining unamortized loan cost balance was approximately $0.0 million and $0.3 million, respectively, which is amortized ratably through the maturity date. As of June 30, 2019, the balance of the loan fee payable was $0.0 million.
Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $342,000 which represents 2.0% of the total interest expense recognized, for the year ended June 30, 2019. The Goldline Credit Facility's weighted average effective interest rate was 9.25% for the year ended June 30, 2019. Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $648,000 which represents 4.7% of the total interest expense recognized, for the year ended June 30, 2018. The Goldline Credit Facility's weighted average effective interest rate was 9.25% for the year ended June 30, 2018.
The obligations of Goldline and the Company under the Goldline Credit Facility had been subordinated to the Company’s obligations under the Trading Credit Facility. (See Lines of Credit, above in Note 14.)
Notes Payable
Securitization
In September 2018, AM Capital Funding, LLC. (“AMCF”), a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes (collectively, the "Notes"): Series 2018-1, Class A (the “Class A Notes”) in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B (the “Class B Notes” and together with the Class A Notes, the “Notes”) in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023. The Notes were issued under a Master Indenture and the Series 2018-1 Supplement thereto between AMCF and Citibank, N.A., as trustee. At issuance, the Company held $10.0 million of the Class B Notes. The Notes are not insured or guaranteed by A-Mark or CFC. CFC acts as servicer with respect to the Notes.
In April 2019, A-Mark sold $5.0 million of the $10.0 million in Class B Notes that it initially held at issuance. The Company incurred $38,000 of transaction costs related to the sale, which is reported in Other Income, net of the consolidated statements of operations. A-Mark continues to retain $5.0 million of the Notes in order to comply with the Credit Risk Retention Rules of Section 15G of the Exchange Act. The $5.0 million portion of the Class B Notes retained by the Company is eliminated in consolidation.
AMCF applied the net proceeds from the sale of the Notes to purchase loans and precious metals inventory, and to pay certain costs and expenses.
CFC and A-Mark may from time to time also contribute cash or sell precious metals to AMCF in exchange for cash or subordinated, deferred payment obligations from AMCF. In addition, AMCF may from time to time sell precious metals to A-Mark for cash.
As of June 30, 2019, the consolidated carrying balance of the Notes was $91.9 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $3.1 million, which is amortized using the effective interest method through the maturity date. As of June 30, 2019, the balance of the interest payable was $234,000.

Interest on the Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum. For the year ended June 30, 2019, the interest expense related to the Notes (including loan amortization costs) totaled $4.7 million which represents 27.2% of the total interest expense recognized by the Company. For the year ended June 30, 2019, the Notes' weighted average effective interest rate was 5.88%.
Variable Interest Entity
AMCF is a special purpose entity whose sole activity consists of operating, owning, and financing indenture assets. The Notes are primarily payable from, and secured by, (i) precious metals obtained by AMCF from third-parties or A-Mark, and (ii) a portfolio of loans collateralized by precious metals, which were originated by either CFC or acquired by CFC from third parties and conveyed by CFC to AMCF. The indenture requires AMCF to maintain a specified level of collateral. The indenture also provides that AMCF’s assets are not to be commingled with those of CFC or A-Mark (or any affiliate), and that AMCF is to maintain separate books and records.
AMCF is a VIE because the Company's initial equity investment may be insufficient to maintain its ongoing collateral requirements without additional financial support from the Company. The securitization is primarily secured by bullion loans and precious metals, and the Company is required to continuously hedge the value of the collateral and make future contributions as necessary. The Company is the primary beneficiary of this VIE because the Company has the right to determine the type of collateral (i.e., secured loans or precious metals), has the right to receive (and has received) the proceeds from the securitization transaction, and earns on-going interest income from the secured loans (subject to collateral requirements) held by AMCF.
The assets and liabilities of the VIE are shown on the face of the consolidated balance sheets of the Company at June 30, 2019 and June 30, 2018.
Liability on Borrowed Metals
The Company recorded liabilities on borrowed precious metals with market values totaling $201.1 million and $280.3 million as of June 30, 2019 and June 30, 2018, respectively, with the corresponding metals reflected on the consolidated balance sheets.
Advanced pool metals
The Company borrows precious metals from its suppliers and customers under short-term agreements using other precious metals from its inventory as collateral. The Company has the ability to sell the metals advanced. These arrangements can be settled by repayment in similar metals or in cash. Once the obligation is settled, the metals held as collateral are released back to the Company.
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
Product Financing Arrangements
The Company has agreements with financial institutions (third parties) that allow the Company to transfer its gold and silver inventory at an agreed-upon price based on the spot price with these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the consolidated statements of operations. Such obligation totaled $94.5 million and $113.9 million as of June 30, 2019 and June 30, 2018, respectively.
15. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases approximately 9,000 square feet of office space in El Segundo, California at a cost of $3.82 per square foot per month. The term of this lease expires on March 31, 2026 and contains annual base rent increases of 3%.

The Company leases approximately 17,600 square feet of warehouse space in Las Vegas, Nevada at a cost of approximately $1.69 per square foot per month. The term of this lease expires on April 30, 2025 and contains annual base rent increases of 3%.
The Company leases approximately 21,500 square feet of office space in Los Angeles, California at a cost of $2.76 per square foot per month. The term of this lease expires on February 28, 2022 with annual base rent increases of 3% and the Company has the option to renew the lease term for an additional five years at the then current market rate. The lease requires the payment of related property taxes, insurance, maintenance and other cost related to the leased property. In addition, the Company provided the landlord of the office space in Los Angeles, California a standby letter of credit for $300,000 in value in lieu of a security deposit. This letter of credit is renewed annually and reduces each lease anniversary date as provided in the lease agreement.
Expenses related to operating leases (including lease expense for the common space rental) were $1.6 million, and $1.3 million, respectively, for the years ended June 30, 2019 and 2018. Future minimum lease payments under the Company's lease arrangements with noncancellable lease terms in excess of one year as of June 30, 2019 are as follows:
(in thousands)

Years ending June 30,	Operating	Capital
2020	1,488	22
2021	1,526	22
2022	1,313	12
2023	834	—
2024	860
Thereafter	1,184	—
	$7,205	56
Less amounts representing interest		(3)
		$53

Employment and Non-Compete Agreements
At June 30, 2019, the Company was a party to various employment agreements and non-compete and/or non-solicitation agreements with its employees, including an employment agreement with Greg Roberts, its CEO, which expires on June 30, 2020, and an employment agreement with Thor Gjerdrum, its President, which expired on June 30, 2019. (See Note 19.) The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.
Employee Benefit Plan
The Company maintains an employee savings plan for United States employees under the Internal Revenue Code section 401(k). Employees are eligible to participate in the plan after three complete calendar months of service and all contributions are immediately vested. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributes 30% of the eligible employees' contributions on the first 60% of the participants' compensation to the IRS maximum annual contribution. The Company's matching 401(k) contributions totaled $263,000 and $180,000 for the years ended June 30, 2019 and 2018, respectively.
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
SGI IRS and State Tax Audits
SGI and the Company filed consolidated tax returns when the Company was a subsidiary of SGI and SGI's consolidated tax returns remain under exam with the State of Utah for the years ended June 30, 2011 through 2013. Additionally, the Company's separately filed Utah State Franchise and Income tax return remain under exam for the period ended June 30, 2014 through 2017. We are unable to determine the outcome of this exam at this time.
In general, the U.S Federal and the majority of state and local examinations have been completed by the tax authorities for the respective jurisdictions or the statute of limitations have expired through the year ended June 30, 2014.

Operational Contingencies
In connection with the closing of the SilverTowne transaction, AMST entered into an exclusive distribution agreement with the Company with respect to the silver products produced by AMST which, among other things, set weekly minimum order quantities by A-Mark. The agreement has a three-year term, with two automatic two-year renewals (unless terminated prior thereto.) The Company was initially required to order no less than 300,000 ounces of silver products per week on average during any consecutive four week period during the term of the agreement. This initial commitment has been periodically reduced, and as of June 30, 2019, per mutual agreement of the parties, the Company is required to order no less than 175,000 ounces of silver products per week. The parties will re-evaluate production needs every 60 days. The price paid per ounce is mutually determined by both parties, and is subject to adjustments every six months during the term.
Additionally, in connection with the SilverTowne transaction, AMST entered into an exclusive supplier agreement, dated August 31, 2016, with Asahi, whereby Asahi agreed to supply all of AMST's requirements for refined silver used for producing the silver products as to which A-Mark has the exclusive right to distribute. The term of the agreement was initially for three years, with two automatic two-year term renewals (unless terminated prior thereto). Pricing under the agreement is subject to adjustments every six months.
A-Mark has also guaranteed AMST's obligations under its agreement with Asahi to lease 100,000 ounces of refined silver. The lease term is for one year with an automatic one year renewal (unless terminated prior thereto), and the lease fees are subject to adjustments every six months.
Escrow Balance related to Purchase of Goldline
In connection with the acquisition of assets of Goldline LLC, the Company held back and deposited a portion of the original purchase price into escrow to serve as security for the seller’s indemnification obligations. At June 30, 2019, $750,000 remained in escrow. In addition, the parties are still negotiating certain post-closing adjustments to the original purchase price.
16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of June 30, 2019, no shares had been repurchased under the program.
2014 Stock Award and Incentive Plan
Prior to the spinoff, the Company’s Board of Directors ("Board") adopted and the Company's then sole stockholder approved the 2014 Stock Award and Incentive Plan, which was approved by the Company's stockholders in February 2015. On November 2, 2017, the Company's stockholders approved the amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan"), to (i) increase the available shares authorized for issuance under the plan by 525,000 shares, (ii) extend the term of the 2014 Plan until 2027, an additional five years, and (iii) eliminate provisions that add back to the share reserve shares surrendered or withheld to pay the exercise price of an option or withheld to cover tax withholding obligations for any type of award, and shares as to which a stock appreciation right is exercised that exceed the number of shares actually delivered.
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
As of June 30, 2019, 408,395 shares were available for grant under the 2014 Plan.

Valuation and Significant Assumptions of Equity Awards Issued
The Company uses the Black-Scholes option pricing model, which uses various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates. The weighted-averages for key assumptions used in determining the fair value of options granted during the years ended June 30, 2019 and 2018 follows:

Years Ended June 30,	2019	2018
Average volatility	35.8%	36.0%
Risk-free interest rate	2.8%	1.8%
Weighted-average expected life in years	6.05	5.74
Estimated dividend annual yield rate	—%	2.5%
There are no awards with performance conditions nor awards with market conditions.
Stock Options
During the years ended June 30, 2019 and 2018, the Company incurred $1,096,539 and $1,191,106 of compensation expense related to stock options, respectively. As of June 30, 2019, there was total remaining compensation expense of $1.0 million related to employee stock options, which will be recorded over a weighted average period of approximately 1.8 years.
The following table summarizes the stock option activity for the year ended June 30, 2019.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2018	842,515	$17.59	$821	$5.99
Granted	115,050	$13.38
Cancellations, expirations and forfeitures	(567)	$15.93
Outstanding at June 30, 2019	956,998	$17.08	$787	$5.88

Exercisable at June 30, 2019	718,281	$17.26	$773	$6.08

Following is a summary of the status of stock options outstanding at June 30, 2019

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	3.35	$8.39	134,239	3.35	$8.39
$10.01	$15.00	253,838	6.83	$12.75	115,555	4.08	$12.20
$15.01	$25.00	468,921	7.15	$20.12	393,487	7.05	$20.20
$25.01	$60.00	100,000	6.65	$25.50	75,000	6.65	$25.50
		956,998	6.48	$17.08	718,281	5.84	$17.26
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
17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the years ended June 30, 2019 and 2018 are presented on a comparative basis in the table below:

in thousands
Years Ended June 30,	2019		2018
	Amount	Percent	Amount	Percent
Total revenue	$4,783,157	100.0%	$7,606,248	100.0%
Customer concentrations
HSBC Bank USA (1)	$1,243,733	26.0%	$2,039,134	26.8%
________________________________
(1)
Sales with this trading partner are primarily comprised of sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product.

Customers providing 10 percent or more of the Company's accounts receivable as of June 30, 2019 are presented on a comparative basis, with their corresponding balances as of June 30, 2018, in the table below:

in thousands
	June 30, 2019		June 30, 2018

	Amount	Percent	Amount	Percent
Total accounts receivable, net	$26,895	100.0%	$35,856	100.0%
Customer concentrations
Customer A	$6,506	24.1%	$7,468	20.8%
Customer B	2,757	10.3	—	—
Customer C	3,752	14.0	425	1.2
	$13,015	48.4%	$7,893	22.0%
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
The Company evaluates segment reporting in accordance with FASB ASC 280, Segment Reporting, each reporting period, including evaluating the organizational structure and the reporting package that is reviewed by the chief operating decision makers. The Company's operations are organized under three business segments — Wholesale Trading & Ancillary Services, Secured Lending, and Direct Sales. (See Note 1 for a description of the types of products and services from which each reportable segment derives its revenues.)
Revenue

in thousands
Years Ended June 30,	2019		2018
Revenue by segment (1)(2)
Wholesale Trading & Ancillary Services (3)	$4,733,800		$7,538,856
Direct Sales	49,357	(a)	67,392	(b)
Total revenue	$4,783,157		$7,606,248

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

(a) Includes $0.9 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b) Includes $22.5 million of intercompany sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

in thousands
Years Ended June 30,	2019	2018
Revenue by geographic region (as determined by the shipping address or where the services were performed):
United States	$4,234,921	$7,081,161
Europe	224,894	303,514
North America, excluding United States	314,592	214,895
Asia Pacific	6,116	3,554
Africa	10	1
Australia	2,624	3,123
Total revenue	$4,783,157	$7,606,248

Gross Profit and Gross Margin Percentage

in thousands
Years Ended June 30,	2019	2018
Gross profit by segment(1)
Wholesale Trading & Ancillary Services	$26,270	$24,109
Direct Sales	5,688	5,334
Total gross profit	$31,958	$29,443
Gross margin percentage by segment(1)
Wholesale Trading & Ancillary Services	0.555%	0.320%
Direct Sales	11.524%	7.915%
Weighted average gross margin percentage	0.668%	0.387%

_________________________________
(1) The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
Years Ended June 30,	2019	2018
Operating income and (expenses) by segment
Wholesale Trading & Ancillary Services
Selling, general and administrative expenses	$(22,274)	$(21,096)
Interest income	$8,601	$6,473
Interest expense	$(9,626)	$(7,778)
Other income, net	$1,749	$984
Secured Lending
Selling, general and administrative expenses	$(1,456)	$(1,689)
Interest income	$10,657	$9,632
Interest expense	$(7,178)	$(5,465)
Other income, net	$105	$—
Direct Sales
Selling, general and administrative expenses	$(8,772)	$(10,613)
Goodwill and intangible asset impairment	$—	$(2,654)
Interest income	$12	$—
Interest expense	$(342)	$(648)
Other expense, net	$(157)	$—
Net (loss) income before provision for income taxes

in thousands
Years Ended June 30,	2019	2018
Net (loss) income before provision for income taxes by segment
Wholesale Trading & Ancillary Services	$4,720	$2,692
Secured Lending	2,128	2,478
Direct Sales	(3,571)	(8,581)
Total net income (loss) before provision for income taxes	$3,277	$(3,411)
Depreciation and Amortization

in thousands
Years Ended June 30,	2019	2018
Depreciation and amortization by segment
Wholesale Trading & Ancillary Services	$(1,576)	$(1,560)
Secured Lending	(18)	(3)
Direct Sales	(1,213)	(1,063)
Total depreciation and amortization	$(2,807)	$(2,626)
Advertising expense

in thousands
Years Ended June 30,	2019	2018
Advertising expense by segment
Wholesale Trading & Ancillary Services	$(515)	$(553)
Secured Lending	(13)	(28)
Direct Sales	(1,933)	(2,653)
Total advertising expense	$(2,461)	$(3,234)

Precious metals held under financing arrangements

in thousands
	June 30, 2019	June 30, 2018
Precious metals held under financing arrangements by segment
Wholesale Trading & Ancillary Services	$208,792	$262,566
Total precious metals held under financing arrangements	$208,792	$262,566

Inventory

in thousands
	June 30, 2019	June 30, 2018
Inventories by segment
Wholesale Trading & Ancillary Services	$285,250	$272,034
Direct Sales	7,611	8,082
Total inventories	$292,861	$280,116

in thousands
	June 30, 2019	June 30, 2018
Inventories by geographic region
United States	$280,924	$273,008
Europe	3,944	1,965
North America, excluding United States	7,452	4,976
Asia	541	167
Total inventories	$292,861	$280,116

Assets

in thousands
	June 30, 2019	June 30, 2018
Assets by segment
Wholesale Trading & Ancillary Services	$561,902	$616,522
Secured Lending	130,143	111,304
Direct Sales	13,317	15,175
Total assets	$705,362	$743,001

in thousands
	June 30, 2019	June 30, 2018
Assets by geographic region
United States	$689,287	$733,131
Europe	8,082	4,727
North America, excluding United States	7,452	4,976
Asia	541	167
Total assets	$705,362	$743,001

Long-term Assets

in thousands
	June 30, 2019	June 30, 2018
Long-term assets by segment
Wholesale Trading & Ancillary Services	$32,816	$31,328
Secured Lending	280	102
Direct Sales	3,416	4,588
Total long-term assets	$36,512	$36,018

in thousands
	June 30, 2019	June 30, 2018
Long-term assets by geographic region
United States	$36,459	$35,965
Europe	53	53
Total long-term assets	$36,512	$36,018
Capital Expenditures for Property and Equipment

in thousands
Years Ended June 30,	2019	2018
Capital expenditures on plant, property and equipment by segment
Wholesale Trading & Ancillary Services	$258	$1,104
Secured Lending	196	102
Direct Sales	36	111
Total capital expenditures on property and equipment	$490	$1,317

Goodwill and Intangible Assets

in thousands
	June 30, 2019	June 30, 2018
Goodwill and Intangibles by segment
Wholesale Trading & Ancillary Services	$12,087	$12,516
Direct Sales	2,646	3,226
Total goodwill and intangible assets	$14,733	$15,742

19.	SUBSEQUENT EVENTS
Employment Contract
On August 1, 2019, the Company entered into a new employment agreement with Thor Gjerdrum, President of A-Mark. Mr. Gjerdrum’s previous employment agreement expired on June 30, 2019. The new employment agreement is effective as of July 1, 2019 and extends through June 30, 2022.
Changes in Executive Officers
On September 10, 2019, Cary Dickson gave notice of his resignation as Chief Financial Officer and Executive Vice President of the Company, effective September 30, 2019. The Board of Directors has appointed Kathleen Simpson-Taylor, the Company's current Controller, as Chief Financial Officer and Executive Vice President, effective September 30, 2019.

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework ("2013 framework"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2019 based on criteria in Internal Control –Integrated Framework issued by the COSO.
Grant Thornton LLP, an independently registered public accounting firm, has audited the financial statements of the Company as of June 30, 2019 and June 30, 2018. Under Rule 12b-2 and Section 404 of the Sarbanes-Oxley Act, the Company is not required to provide an attestation report from a registered public accounting firm of its internal control over financial reporting as of June 30, 2019 and June 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as noted below.
In the fourth quarter of fiscal 2019, the Company implemented a new financial accounting system for our Secured Lending segment to improve operational oversight and efficiency. The system implementation was not made in response to any prior significant deficiency or material weakness in our internal controls. The new financial accounting system affected our processes and therefore constitutes a change in our internal control over financial reporting. We performed tests, as of June 30, 2019, on the internal controls over financial reporting applicable to the new financial accounting system in accordance with the requirements of Section 404(a) of Sarbanes-Oxley, which resulted in no findings that would be considered a significant deficiency or material weakness in our internal controls.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2019.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2019.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2019.
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

A-MARK PRECIOUS METALS, INC.
Date:	September 13, 2019	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	September 13, 2019	By:	/s/ Cary Dickson
			Name:	Cary Dickson
			Title:	Chief Financial Officer
(Principal Financial Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Chairman of the Board	September 13, 2019
Jeffrey D. Benjamin

/s/ Gregory N. Roberts	Chief Executive Officer and Director	September 13, 2019
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	September 13, 2019
Cary Dickson	(Principal Financial Officer)

/s/ Ellis Landau	Director	September 13, 2019
Ellis Landau

/s/ Beverley Lepine	Director	September 13, 2019
Beverley Lepine

/s/ William Montgomery	Director	September 13, 2019
William Montgomery

/s/ John U. Moorhead	Director	September 13, 2019
John U. Moorhead

/s/ Jess M. Ravich	Director	September 13, 2019
Jess M. Ravich

EXHIBIT INDEX

Regulation S-K Exhibit Table Item No.			Description of Exhibit
2.1		**
Separation and Distribution Agreement between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1; Registration No. 333-192260.

3.1		**	Amended and Restated Certificate of Incorporation of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A; Registration No. 333-192260.
3.2		**	Amended and Restated Bylaws of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A; Registration No. 333-192260.
10.1		**
Master Indenture, dated as of September 14, 2018, between AM Capital Funding, LLC, a limited liability company organized under the laws of the State of Delaware, and Citibank, N.A., a national banking association, as indenture trustee. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K/A as filed with the Securities and Exchange Commission on September 17, 2018.

10.2		**
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

10.5		**
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

10.10		**
Tax Separation Agreement between Spectrum Group International, Inc. and A-Marl Precious Metals, Inc. Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1; Registration Statement No. 333-192260.

10.11		**	Non-Employee Director Compensation Policy of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.36 of the Registration Statement on Form S-1; Registration No. 333-192260.
10.12		**	Form of 2014 Stock Award and Incentive Plan of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1; Registration No. 333-192260.
10.13		**
Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of November 21, 2014. Incorporated by reference to Exhibit 10.23 to the Report on Form 10-K for the year ended June 30, 2015.

10.14		**
First Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of August 28, 2015. Incorporated by reference to Exhibit 10.24 to the Report on Form 10-K for the year ended June 30, 2015.

10.15		**
Asset Purchase Agreement, dated as of August 14, 2017, by and between Goldline Acquisition Corp. and Goldline, LLC. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2017.

10.16		**
Amended and Restated Uncommitted Credit Agreement, dated as of March 29, 2019, by and among A-Mark Precious Metals, Inc., as Borrower, Cooperatieve Rabobank U.A. as Administrative Agent and Joint Lead Arranger/Bookrunner, Natixis as Syndication Agent and Joint Lead Arranger, and the Lenders named therein. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated February 28, 2019.

10.17		**	Employment Agreement, executed August 1, 2019, between A-Mark Precious Metals, Inc. and Thor Gjerdrum. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated August 1, 2019.
21		*	List of Subsidiaries of A-Mark Precious Metals, Inc.
31.1		*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	*	XBRL Instance Document.
101	.SCH	*	XBRL Taxonomy Extension Calculation Schema Document.

Regulation S-K Exhibit Table Item No.			Description of Exhibit
101	.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________________________
*	Filed herewith
**	Previously filed