Form 10-Q
period 2019-09-30
A-Mark Precious Metals, Inc.
filed 2019-11-12
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

As of November 4, 2019, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended September 30, 2019

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data) (unaudited)

	September 30, 2019	June 30, 2019

ASSETS
Current assets:
Cash (1)	$12,461	$8,320
Receivables, net (1)	23,643	26,895
Derivative assets	19,546	2,428
Secured loans receivable (1)	150,473	125,298
Precious metals held under financing arrangements	200,809	208,792
Inventories:
Inventories (1)	213,068	198,356
Restricted inventories	159,130	94,505
	372,198	292,861

Income taxes receivable	1,500	1,473
Prepaid expenses and other assets (1)	2,605	2,783
Total current assets	783,235	668,850

Operating lease right of use assets, net	5,066	—
Plant, property and equipment, net	6,448	6,731
Goodwill	8,881	8,881
Intangibles, net	5,599	5,852
Long-term investments	11,897	11,885
Deferred tax assets - non-current	3,071	3,163
Other long-term assets	3,000	—
Total assets	$827,197	$705,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$204,000	$167,000
Liabilities on borrowed metals	196,738	201,144
Product financing arrangements	159,130	94,505
Accounts payable	85,405	62,180
Derivative liabilities (1)	6,690	9,971
Accrued liabilities (1)	5,391	6,137
Total current liabilities	657,354	540,937
Notes payable (1)	92,017	91,859
Other liabilities	4,791	—
Total liabilities	754,162	632,796

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of September 30, 2019 and June 30, 2019	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 shares issued and outstanding as of September 30, 2019 and June 30, 2019	71	71
Additional paid-in capital	26,618	26,452
Retained earnings	43,263	43,135
Total A-Mark Precious Metals, Inc. stockholders’ equity	69,952	69,658
Non-controlling interests	3,083	2,908
Total stockholders’ equity	73,035	72,566
Total liabilities, non-controlling interests and stockholders’ equity	$827,197	$705,362

(1) Includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands) (unaudited)

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
The Company consolidates a variable interest entity ("VIE") if it is considered to be the primary beneficiary. AMCF is a VIE because its equity may be insufficient to maintain its ongoing collateral requirements without additional financial support from the Company. The securitization is primarily secured by bullion loans and precious metals, and the Company is required to continuously hedge the value of certain collateral and make future contributions as necessary. The Company is the primary beneficiary of this VIE because the Company has the right to determine the type of collateral (i.e., secured loans or precious metals) placed into the entity, has the right to receive (and has received) the proceeds from the securitization transaction, earns on-going interest income from the secured loans (subject to collateral requirements), and has the obligation to absorb losses should AMCF's interest expense and other costs exceed its interest income.
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

	September 30, 2019	June 30, 2019

ASSETS OF THE CONSOLIDATED VIE
Cash	$2,338	$2,390
Receivables, net	1	1,664
Secured loans receivable	99,452	82,544
Inventories	—	16,867
Prepaid expenses and other assets	60	31
Total assets of the consolidated variable interest entity	$101,851	$103,496
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations (1)	$4,566	$5,213
Derivative liabilities	—	1,241
Accrued liabilities	991	811
Notes payable (2)	97,017	96,859
Total liabilities of the consolidated variable interest entity	$102,574	$104,124

(1) This is an intercompany balance, which is eliminated in consolidation and hence not shown on the consolidated balance sheets.
(2) $5.0 million of the Notes are held by A-Mark, which is eliminated in consolidation and hence not shown on the consolidated balance sheets.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data) (unaudited)

Three Months Ended September 30,	2019	2018
Revenues	$1,481,014	$1,565,090
Cost of sales	1,472,674	1,556,615
Gross profit	8,340	8,475

Selling, general and administrative expenses	(8,270)	(7,719)
Interest income	5,768	4,551
Interest expense	(5,142)	(3,552)
Other (expense) income, net	(166)	248
Unrealized loss on foreign exchange	(122)	(70)
Net income before provision for income taxes	408	1,933
Income tax expense	(105)	(499)
Net income	303	1,434
Net income (loss) attributable to non-controlling interests	175	(47)
Net income attributable to the Company	$128	$1,481

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.02	$0.21
Diluted	$0.02	$0.21

Weighted average shares outstanding:
Basic	7,031,400	7,031,400
Diluted	7,091,000	7,091,900

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share data) (unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2019	7,031,450	$71	$26,452	$43,135	$69,658	$2,908	$72,566
Net income	—	—	—	128	128	175	303
Share-based compensation	—	—	166	—	166	—	166
Balance, September 30, 2019	7,031,450	$71	$26,618	$43,263	$69,952	$3,083	$73,035

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

Three Months Ended September 30,	2019	2018
Cash flows from operating activities:
Net income	$303	$1,434
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	668	697
Amortization of loan cost	353	211
Deferred income taxes	92	453
Interest added to principal of secured loans	(5)	(5)
Share-based compensation	166	272
Earnings from equity method investments	(11)	(248)
Changes in assets and liabilities:
Receivables	3,252	(21,476)
Secured loans receivable	1,543	93
Secured loans made to affiliates	5,154	6,824
Derivative assets	(17,118)	4,689
Income taxes receivable	(27)	(8)
Precious metals held under financing arrangements	7,983	30,090
Inventories	(79,337)	(9,689)
Prepaid expenses and other assets	(17)	(208)
Accounts payable	23,225	14,996
Derivative liabilities	(3,281)	15,517
Liabilities on borrowed metals	(4,406)	(53,148)
Accrued liabilities	(1,016)	(792)
Net cash used in operating activities	(62,479)	(10,298)
Cash flows from investing activities:
Capital expenditures for plant, property, and equipment	(137)	(122)
Secured loans receivable, net	(31,868)	21,621
Other loans originated	(3,000)	—
Net cash (used in) provided by investing activities	(35,005)	21,499
Cash flows from financing activities:
Product financing arrangements, net	64,625	(60,814)
Borrowings and repayments under lines of credit, net	37,000	(21,000)
Proceeds from issuance of notes payable	—	90,000
Debt funding issuance costs	—	(2,964)
Net cash provided by financing activities	101,625	5,222
Net increase in cash, cash equivalents, and restricted cash	4,141	16,423
Cash, cash equivalents, and restricted cash, beginning of period	8,320	6,291
Cash, cash equivalents, and restricted cash, end of period	$12,461	$22,714

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,173	$2,963
Income taxes paid	$33	$47

Non-cash investing and financing activities:
Interest added to principal of secured loans	$5	$5
Investment transactions with non-controlling interest	$—	$639

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
AM Capital Funding, LLC. (“AMCF”), a wholly owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued and administers Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes: Series 2018-1, Class B with an aggregate principal amount of $28.0 million (collectively, the "Notes".)  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023. For additional information regarding this securitization, see Note 14.
Direct Sales
The Company's wholly-owned subsidiary, Goldline, Inc. ("Goldline"), is a direct retailer of precious metals to the investor community. Goldline markets its precious metal products primarily on radio and the internet. Goldline sells gold and silver bullion in the form of coins, rounds, and bars.
AM IP LLC. ("AMIP"), a wholly owned subsidiary of Goldline, manages intellectual property (“IP”) that includes lists of customers and sales lead information that is licensed to third parties in the industry who can utilize such assets and provide the Company with ancillary income.
In the fourth quarter of 2019, Goldline entered into a joint venture agreement with one of the Company's related parties to form Precious Metals Purchasing Partners, LLC, ("PMPP"), a 50% owned subsidiary, primarily for the purpose of purchasing precious metals from the partners' retail customers for resale back into the marketplace. PMPP was capitalized in fiscal 2019, and commenced operations in fiscal 2020. Metals purchased by the joint venture are sold to the partners or their affiliates per terms of the joint venture agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The condensed consolidated financial statements reflect the financial condition, results of operations, statement of stockholder equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary. Our condensed consolidated financial statements include the accounts of: A-Mark, CFC, AMTAG, TDS, Logistics, Goldline, AMIP, AMST, AMCF, and PMPP (collectively the “Company”). Intercompany accounts and transactions are eliminated.
Comprehensive Income
For the three months ended September 30, 2019 and 2018, there were no items that gave rise to other comprehensive income or loss, and, as a result net income equaled comprehensive income.
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended 2019 (the “2019 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2019 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2019 Annual Report.
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
Variable Interest Entity
A variable interest entity ("VIE") is a legal entity that has either i) a total equity investment that is insufficient to finance its activities without additional subordinated financial support or ii) whose equity investors as a group lack the ability to control the entity’s activities or lack the ability to receive expected benefits or absorb obligations in a manner that is consistent with their investment in the entity.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2019 and June 30, 2019.
As of September 30, 2019 and June 30, 2019, the Company has $0.3 million and $0.3 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California.

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
These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of September 30, 2019 and June 30, 2019, precious metals held under financing arrangements totaled $200.8 million and $208.8 million respectively.
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
Leased Right of Use Assets
We lease warehouse space, office facilities, and equipment. Our operating leases with terms longer than twelve months are recorded on the condensed consolidated balance sheets at the sum of the present value of the lease's fixed minimum payments as operating lease right of use assets ("ROU assets"). Our capital or finance leases, which are a type of ROU assets, are recorded in the condensed consolidated balance sheets as a component of plant, property and equipment at the present value of the lease payments.
For leases that contain termination options, where the rights to terminate are held by either us, the lessor, or both parties and it is reasonably certain that we will exercise that option, we factor these extended or shortened lease terms into the minimum lease payments. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives. We use our incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases, as our leases do not have readily determinable implicit discount rates. Our incremental borrowing rate is the rate of interest that we would incur to borrow on a collateralized basis over a similar term and amount in a similar economic environment.
Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. The depreciable life of ROU assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants. Income from subleases was not significant for any period presented.
During the three months ended September 30, 2019, we incurred lease costs of $0.4 million, which is primarily comprised of operating lease cost of $0.3 million. The other costs are insignificant and relate to our finance leases, short-term leases, and variable lease payments.
For the three months ended September 30, 2019, we made cash payments of $0.4 million for operating lease obligations. These payments are included in operating cash flows. At September 30, 2019, the weighted-average remaining lease term under our capitalized operating leases was 5.1 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.
The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of September 30, 2019:

Years ending June 30,	Operating Leases
2020 (excluding the three months ended September 30, 2019)	$1,118
2021	1,526
2022	1,313
2023	834
2024	860
Thereafter	1,184
Total lease payments	6,835
Less imputed interest	(812)
	$6,023	(1)

Operating lease liability - current	$1,232	(2)
Operating lease liability - long-term	4,791	(3)
	$6,023	(1)
________________________________________________
(1)	Represents the present value of the capitalized operating lease liabilities as of September 30, 2019.
(2)	Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)	Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.
Following is a summary of our future minimum operating lease commitments, as determined under ASC 840, for all non-cancelable lease agreements, for each of the next five years and in the aggregate, as of June 30, 2019:

Years ending June 30,	Operating Leases
2020	$1,488
2021	1,526
2022	1,313
2023	834
2024	860
Thereafter	1,184
$7,205

The Company has no related party leases. We do not have leases that have not yet commenced, which would create significant rights and obligations for us, including any involvement with the construction or design of the underlying asset. (Refer to the section below captioned "Recently Adopted Accounting Pronouncements" for the elections adopted pursuant to ASU 2016-02, Leases (Topic 842).)
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
We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Additionally, the Company performs an on-going evaluation of its equity method investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated.
Other Long-Term Assets
Notes and other receivables, with terms greater than one year, are carried at amortized cost, net of any unamortized origination fees, which are recognized over the life of the note. The determination of an allowance is based on historical experience and, as a result, can differ from actual losses incurred in the future. We charge off receivables at such time as it is determined collection will not occur.
On September 19, 2019, the Company, as lender, entered into a convertible revolving credit facility with one of its privately-held customers (the borrower) that provides the borrower an aggregate principal amount of up to $4.0 million, bearing interest at 12.0% per annum. The facility expires on September 18, 2022. The borrower has the right to prepay the credit facility at any time without premium or penalty. Outstanding principal amounts under the credit facility may, at the lender's discretion, be converted into up to 22.0% of the borrower's issued and outstanding common stock. The credit facility also grants the lender the right to repay the borrower's outstanding unrelated third-party debt, at any time, in exchange for up to 27.5% of the borrower’s issued and outstanding common stock. In the event the borrower sells all or substantially all of its assets or has a change of control during the term of the facility, the lender is entitled to additional interest equal to 10% of the gross sales price in excess of $9.9 million. The credit facility collateral includes all: (i) account receivables; (ii) inventory; (iii) fixed assets; (iv) intellectual property; (v) contract rights; and (vi) deposit accounts, in each case subordinated to an unrelated third-party lender’s security interest.
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
Other Income and Expense
The Company's other income and expense is derived from the Company's proportional interest in the reported net income or loss of our investees that are accounted for under the equity method of accounting (see Note 9), and costs associated with the settlement of our purchase of Goldline (see Note 15).

Advertising
Advertising expense was $463,000 and $590,000, respectively, for the three months ended September 30, 2019 and 2018.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of operations. Shipping and handling costs incurred totaled $1,371,000 and $1,740,000, respectively, for the three months ended September 30, 2019 and 2018.
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
The Company's condensed consolidated financial statements recognized the current and deferred income taxes consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the spinoff of the Company when it was a member of the consolidated income tax return group of Spectrum Group International, Inc. ("SGI"). Following its spin-off, the Company separately files its federal and state income tax filings. The Company recognizes current and deferred income taxes as a separate taxpayer for periods ending after the date of the spinoff.

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
A reconciliation of shares used in calculating basic and diluted earnings per common shares for the three months ended September 30, 2019 and 2018, is presented below.

in thousands
Three Months Ended September 30,	2019	2018
Basic weighted average shares outstanding	7,031	7,031
Effect of common stock equivalents — stock issuable under outstanding equity awards	60	61
Diluted weighted average shares outstanding	7,091	7,092
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
We adopted ASU 2016-02, Leases (Topic 842) and relevant amendments, effective for the Company on July 1, 2019. The standard represents a change to lease accounting and requires all leases, other than short-term leases, to be reported on the balance sheet through recognition of a right-of-use asset and a corresponding liability for future lease obligations. The standard also requires incremental disclosures for assets, expenses, and cash flows associated with leases, as well as a maturity analysis of lease liabilities. We adopted Topic 842 by applying the transition method whereby comparative periods have not been restated, and no adjustment to retained earnings was required. Upon adoption of the standard, we recognized right-of-use assets of approximately $5.3 million and lease liabilities of approximately $6.3 million. This increase largely relates to the present value of future minimum lease payments due under existing operating leases of office facilities and warehouse space. No material changes are expected to the recognition of lease expenses in the condensed consolidated of statement of operations as a result of the adoption of Topic 842. For adoption, we elected Topic 842’s package of three practical expedients, and 1) did not reassess whether any expired or existing contracts are or contain leases, 2) did not reassess the lease classification for any expired or existing leases, and 3) did not reassess initial direct costs for any existing leases. In addition, we made an accounting policy election not to apply the recognition requirements to short-term leases.
Recent Accounting Pronouncements Not Yet Adopted
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

3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2019 and June 30, 2019.

in thousands
	September 30, 2019		June 30, 2019
	Carrying Amount	Fair value	Carrying Amount	Fair value

Financial assets:
Cash	$12,461	$12,461	$8,320	$8,320
Receivables, net	23,643	23,643	26,895	26,895
Secured loans receivable	150,473	150,473	125,298	125,298
Derivative assets on open sale and purchase commitments, net	4,960	4,960	2,322	2,322
Derivative assets on option contracts	11	11	61	61
Derivative assets on futures contracts	3,871	3,871	2	2
Derivative assets on forward contracts	10,704	10,704	43	43
Income taxes receivable	1,500	1,500	1,473	1,473
Other long-term assets	3,000	3,000	—	—
Financial liabilities:
Lines of credit	$204,000	$204,000	$167,000	$167,000
Liabilities on borrowed metals	196,738	196,738	201,144	201,144
Product financing arrangements	159,130	159,130	94,505	94,505
Derivative liabilities on margin accounts	3,455	3,455	2,981	2,981
Derivative liabilities on price protection programs	13	13	22	22
Derivative liabilities on open sale and purchase commitments, net	3,115	3,115	3,822	3,822
Derivative liabilities on futures contracts	—	—	1,241	1,241
Derivative liabilities on forward contracts	107	107	1,905	1,905
Accounts payable	85,405	85,405	62,180	62,180
Accrued liabilities	5,391	5,391	6,137	6,137
Notes payable	92,017	99,172	91,859	98,609

The fair values of the financial instruments shown in the above table as of September 30, 2019 and June 30, 2019 represent the amounts that would be received upon the sale of those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
The carrying amounts of cash, secured loans receivable, receivables, income taxes receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities, liabilities on borrowed metals and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The Company’s notes payable are reported at their aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying consolidated balance sheets. The fair value of the notes payable is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk.

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
Liability on Price Protection Programs. The Company records an estimate of the fair value of the liability on the price protection programs based on the difference between the contractual price at trade date and the retail price at the remeasurement date (i.e., quarter-end) based on the expected redemption rate. As of September 30, 2019, the Company used the quoted market price based on the current spot rate and used an expected redemption rate of 100%. The use of a throughput rate ignores the future price volatility that would affect the timing and rate of redemption under the program, and, as a result, the liability on the price protection programs is classified in Level 3 of the valuation hierarchy.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and June 30, 2019, aggregated by the level in the fair value hierarchy within which the measurements fall:

	September 30, 2019
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$369,862	$—	$—	$369,862
Precious metals held under financing arrangements	200,809	—	—	200,809
Derivative assets — open sale and purchase commitments, net	4,960	—	—	4,960
Derivative assets — option contracts	11	—	—	11
Derivative assets — futures contracts	3,871	—	—	3,871
Derivative assets — forward contracts	10,704	—	—	10,704
Total assets, valued at fair value	$590,217	$—	$—	$590,217

Liabilities:
Liabilities on borrowed metals	$196,738	$—	$—	$196,738
Product financing arrangements	159,130	—	—	159,130
Derivative liabilities — price protection programs	—	—	13	13
Derivative liabilities — margin accounts	3,455	—	—	3,455
Derivative liabilities — open sale and purchase commitments, net	3,115	—	—	3,115
Derivative liabilities — forward contracts	107	—	—	107
Total liabilities, valued at fair value	$362,545	$—	$13	$362,558
____________________
(1) Commemorative coin inventory totaling $2.3 million is held at lower of cost or net realizable value and is thus excluded from this table.

	June 30, 2019
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventory (1)	$292,844	$—	$—	$292,844
Precious metals held under financing arrangements	208,792	—	—	208,792
Derivative assets — open sale and purchase commitments, net	2,322	—	—	2,322
Derivative assets — option contracts	61	—	—	61
Derivative assets — futures contracts	2	—	—	2
Derivative assets — forward contracts	43	—	—	43
Total assets, valued at fair value	$504,064	$—	$—	$504,064
Liabilities:
Liabilities on borrowed metals	$201,144	$—	$—	$201,144
Product financing arrangements	94,505	—	—	94,505
Derivative liabilities — price protection programs	—	—	22	22
Derivative liabilities — margin accounts	2,981	—	—	2,981
Derivative liabilities — open sale and purchase commitments, net	3,822	—	—	3,822
Derivative liabilities — futures contracts	1,241	—	—	1,241
Derivative liabilities — forward contracts	1,905	—	—	1,905
Total liabilities, valued at fair value	$305,598	$—	$22	$305,620
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

4.	RECEIVABLES
Receivables consist of the following as of September 30, 2019 and June 30, 2019:

in thousands
	September 30, 2019	June 30, 2019

Customer trade receivables	$5,876	$13,050
Wholesale trade advances	12,600	9,704
Due from brokers	5,167	4,141
Receivables, net	$23,643	$26,895

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
Below is a summary of the carrying value of our secured loans as of September 30, 2019 and June 30, 2019:

in thousands
	September 30, 2019		June 30, 2019

Secured loans originated	$37,197		$36,714
Secured loans originated - with a related party	8,904		14,058
	46,101		50,772
Secured loans acquired	104,372	(1)	74,526	(2)
Secured loans	$150,473		$125,298
_________________________________
(1)    Includes $29 thousand of loan premium as of September 30, 2019.
(2)    Includes $29 thousand of loan premium as of June 30, 2019.
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
    As of September 30, 2019 and June 30, 2019, our secured loans carried weighted-average effective interest rates of 10.6% and 10.2%, respectively, and mature in periods ranging typically from on-demand to one year.
The secured loans that the Company generates with active customers of A-Mark are reflected as an operating activity on the condensed consolidated statements of cash flows. The secured loans that the Company generates with borrowers who are not active customers of A-Mark are reflected as an investing activity on the condensed consolidated statements of cash flows as secured loans receivables, net. For the secured loans that (i) are reflected as an investing activity and have terms that allow the borrowers to increase their loan balance (at the discretion of the Company) based on the excess value of their collateral compared to their aggregate principal balance of loan, and (ii) are repayable on demand or in the short-term, the borrowings and repayments are netted on the condensed consolidated statements of cash flows.
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

in thousands
	September 30, 2019		June 30, 2019
Bullion	$115,459	76.7%	$92,899	74.1%
Numismatic and semi-numismatic	35,014	23.3	32,399	25.9
	$150,473	100.0%	$125,298	100.0%
Each of the two classes of secured loans receivables has the same initial measurement attribute and a similar method for assessing and monitoring credit risk. The methodology of assessing the credit quality of the secured loans acquired by the Company is similar to the secured loans originated by the Company; they are administered using the same internal reporting system, collateralized by precious metals, for which loan-to-value determination procedures are applied.
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

in thousands
	September 30, 2019		June 30, 2019
Loan-to-value of 75% or more	$83,789	55.7%	$59,258	47.3%
Loan-to-value of less than 75%	66,684	44.3	66,040	52.7
Secured loans collateralized by precious metal products	$150,473	100.0%	$125,298	100.0%
    The Company had no loans with a loan-to-value ratio in excess of 100% at September 30, 2019 or June 30, 2019.
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
For the three months ended September 30, 2019 and 2018, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at September 30, 2019 and June 30, 2019:

in thousands
	September 30, 2019	June 30, 2019
Inventory held for sale	$112,604	$106,165
Repurchase arrangements with customers	68,854	65,516
Consignment arrangements with customers	5,004	4,896
Commemorative coins, held at lower of cost or net realizable value	2,336	17
Borrowed precious metals	24,270	21,762
Product financing arrangements, restricted	159,130	94,505
	$372,198	$292,861
Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties. As of September 30, 2019 and June 30, 2019, the inventory held for sale totaled $112.6 million and $106.2 million, respectively.
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
These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2019 and June 30, 2019, included within inventory is $68.9 million and $65.5 million, respectively, of precious metals products subject to repurchase arrangements with customers.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventories loaned under consignment arrangements to customers as of September 30, 2019 and June 30, 2019 totaled $5.0 million and $4.9 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventory at the lower of cost or net realizable value and totaled $2,336,000 and $17,000 as of September 30, 2019 and June 30, 2019, respectively.
Borrowed Precious Metals. Borrowed precious metals inventories include: 1) metals held by suppliers as collateral on advanced pool metals, 2) amounts due to suppliers for the use of consigned inventory, 3) unallocated metal positions held by customers in the Company’s inventory, and 4) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventories included borrowed precious metals with market values totaling $24.3 million and $21.8 million as of September 30, 2019 and June 30, 2019, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements. In substance, these inventories represent amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of operations. Such obligations totaled $159.1 million and $94.5 million as of September 30, 2019 and June 30, 2019, respectively.
The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions. (See Note 11.) As of September 30, 2019 and June 30, 2019, the unrealized (losses) gains resulting from the difference between market value and cost of physical inventories were $(1.5) million and $8.8 million, respectively.
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
The premium component, at market value, included in the inventories as of September 30, 2019 and June 30, 2019 totaled $5.3 million and $4.4 million, respectively.

7. PLANT, PROPERTY AND EQUIPMENT
Plant, property and equipment consists of the following at September 30, 2019 and June 30, 2019:

in thousands
	September 30, 2019	June 30, 2019
Office furniture, and fixtures	$2,080	$2,080
Computer equipment	802	798
Computer software	4,215	4,111
Plant equipment	2,896	2,872
Building	319	319
Leasehold improvements	2,804	2,804
Total depreciable assets	13,116	12,984
Less: accumulated depreciation	(7,810)	(7,395)
Property and equipment not placed in service	1,106	1,106
Land	36	36
Plant, property and equipment, net	$6,448	$6,731
Depreciation expense for the three months ended September 30, 2019 and 2018 was $415,000 and $445,000, respectively.
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

Carrying Value
The carrying value of goodwill and other purchased intangibles as of September 30, 2019 and June 30, 2019 is as described below:

dollar amounts in thousands
		September 30, 2019				June 30, 2019
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	$8,848	$(6,605)	$—	$2,243	$8,848	$(6,376)	$—	$2,472
Non-compete and other	3 - 5	2,300	(2,138)	—	162	2,300	(2,122)	—	178
Employment agreement	3	295	(264)	—	31	295	(256)	—	39
Intangibles subject to amortization		11,443	(9,007)	—	2,436	11,443	(8,754)	—	2,689

Trade name	Indefinite	$4,454	$—	$(1,291)	$3,163	$4,454	$—	$(1,291)	$3,163

Identifiable intangible assets		$15,897	$(9,007)	$(1,291)	$5,599	$15,897	$(8,754)	$(1,291)	$5,852

Goodwill	Indefinite	$10,245	$—	$(1,364)	$8,881	$10,245	$—	$(1,364)	$8,881

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended September 30, 2019 and 2018 was $253,000 and $252,000, respectively.
Impairment
    The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to the Direct Sales segment. No further impairment of goodwill or indefinite-lived intangible assets has occurred for the three months ended September 30, 2019.
Estimated Amortization
Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2020 (9 months remaining)	$758
2021	599
2022	571
2023	128
2024	47
Thereafter	333
Total	$2,436

9.	LONG-TERM INVESTMENTS
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

	September 30, 2019		June 30, 2019
Entity	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
Company A	$2,006	7.4%	$2,000	7.4%
Company B	9,046	20.6%	9,059	20.6%
Company C	845	10.0%	826	10.0%
	$11,897		$11,885

The Company considers these equity method investees to be related parties. See Note 13 for a summary of the Company's aggregate balances and activity with these related party entities.

10. ACCOUNTS PAYABLE
Accounts payable consists of the following:

in thousands
	September 30, 2019	June 30, 2019
Trade payables to customers	$12,644	$1,246
Advances from customers	66,366	57,643
Deferred revenue	4,734	1,592
Other accounts payable	1,661	1,699
	$85,405	$62,180

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
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
The Company enters into derivative transactions solely for the purpose of hedging its inventory subject to price risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC, whereby the gains or losses would be deferred and included as a component of other comprehensive income. Instead, gains or losses resulting from the Company's futures and forward contracts and open sale and purchase commitments are reported in the condensed consolidated statement of operations as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as derivative assets or liabilities on the condensed consolidated balance sheets.
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of September 30, 2019 and June 30, 2019.

	September 30, 2019				June 30, 2019

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$8,497	$(3,537)	$—	$4,960	$2,874	$(552)	$—	$2,322
Option contracts	11	—	—	11	61	—	—	61
Future contracts	3,871	—	—	3,871	2	—	—	2
Forward contracts	10,704	—	—	10,704	43	—	—	43
	$23,083	$(3,537)	$—	$19,546	$2,980	$(552)	$—	$2,428
Nettable derivative liabilities:
Open sale and purchase commitments	$5,237	$(2,122)	$—	$3,115	$4,093	$(271)	$—	$3,822
Margin accounts	10,048	—	(6,593)	3,455	11,652	—	(8,671)	2,981
Liability on price protection programs	13	—	—	13	22	—	—	22
Future contracts	—	—	—	—	1,241	—	—	1,241
Forward contracts	107	—	—	107	2,044	(139)	—	1,905
	$15,405	$(2,122)	$(6,593)	$6,690	$19,052	$(410)	$(8,671)	$9,971
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
Below is a summary of the net gains (losses) on derivative instruments for the three months ended September 30, 2019 and 2018.

in thousands
Three Months Ended September 30,	2019	2018
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open future commodity and forward contracts and open sale and purchase commitments, net	$25,111	$(19,898)
Realized (losses) gains on future commodity contracts, net	(16,445)	4,765
	$8,666	$(15,133)
The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the condensed consolidated statements of operations.
Summary of Hedging Positions
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of September 30, 2019 and at June 30, 2019.

in thousands
	September 30, 2019	June 30, 2019
Inventory	$372,198	$292,861
Precious metals held under financing arrangements	200,809	208,792
	573,007	501,653

Less unhedgeable inventory:
Commemorative coin inventory, held at lower of cost or net realizable value	(2,336)	(17)
Premium on metals position	(5,276)	(4,424)
Precious metal value not hedged	(7,612)	(4,441)

	565,395	497,212

Commitments at market:
Open inventory purchase commitments	285,267	166,600
Open inventory sales commitments	(236,353)	(158,870)
Margin sale commitments	(10,048)	(11,652)
In-transit inventory no longer subject to market risk	(3,802)	(809)
Unhedgeable premiums on open commitment positions	2,014	838
Borrowed precious metals	(196,738)	(201,144)
Product financing arrangements	(159,130)	(94,505)
Advances on industrial metals	9,512	8,644
	(309,278)	(290,898)

Precious metal subject to price risk	256,117	206,314

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	118,988	133,612
Precious metals futures contracts at market values	138,361	72,218
Total market value of derivative financial instruments	257,349	205,830

Net precious metals subject to commodity price risk	$(1,232)	$484

Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of September 30, 2019 and June 30, 2019, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	September 30, 2019	June 30, 2019
Purchase commitments	$285,267	$166,600
Sales commitments	$(236,353)	$(158,870)
Margin sales commitments	$(10,048)	$(11,652)
Open forward contracts	$118,988	$133,612
Open futures contracts	$138,361	$72,218
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At September 30, 2019, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Foreign Currency Exchange Rate Management
The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week. The accounting treatment of our foreign currency exchange derivative instruments is similar to the accounting treatment of our commodity derivative instruments, that is, the change in the value in the financial instrument is immediately recognized as a component of cost of sales. Unrealized losses on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of operations totaled $122,000 and $70,000 for the three months ended September 30, 2019 and 2018, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands	September 30, 2019	June 30, 2019
Foreign exchange forward contracts	$7,566	$5,934
Open sale and purchase commitment transactions, net	$10,092	$4,667

12.     INCOME TAXES

Income from operations before provision for income taxes is shown below:

in thousands
Three Months Ended September 30,	2019	2018
U.S.	$401	$1,925
Foreign	7	8
Net income before provision for income taxes	$408	$1,933

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate for the three months ended September 30, 2019 and 2018 are shown below:

in thousands
Three Months Ended September 30,	2019	2018
Federal	$85	$419
State and local	19	78
Foreign	1	2
Income tax expense	$105	$499

Effective tax rate	25.7%	25.8%

Tax Balances and Activity
Income Taxes Receivable and Payable
As of September 30, 2019 and June 30, 2019, income taxes receivable totaled $1.5 million and $1.5 million, respectively.
Deferred Tax Assets and Liabilities
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2019 and June 30, 2019, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary as of September 30, 2019 and June 30, 2019.
As of September 30, 2019, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.6 million and a federal deferred tax asset of $1.5 million, primarily comprised of net operating loss carryforwards. As of June 30, 2019, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.6 million and a federal deferred tax asset of $1.6 million primarily comprised of net operating loss carryforwards.
Net Operating Loss Carryforwards and Tax Credits
As of September 30, 2019 and June 30, 2019, the Company has approximately $8.7 million and $9.1 million of federal net operating loss carryforwards and approximately $16.7 million and $17.1 million, state and city net operating loss carryforwards, respectively. The Company's combined federal, state and city tax-effected net operating loss carryforwards totaled, as of September 30, 2019 and June 30, 2019, $3.0 million and 3.1 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2022.
As of September 30, 2019 and June 30, 2019, the Company has approximately $53,000 and $53,000, respectively, of a California state tax credit that can be carried-over indefinitely to future tax years.
Unrecognized Tax Benefits
The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of operations. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. For the three months ended September 30, 2019, there were no material movement in unrecognized tax benefits including interest and penalties.
Tax Examinations
There has been no material change to our open tax examinations. Information related to open tax examinations is included in our 2019 Annual Report on Form10-K for fiscal year ended June 30, 2019.

13. RELATED PARTY TRANSACTIONS
Related parties are entities that the Company controls or has the ability to significantly influence. Related parties also include persons who are affiliated with related entities or the Company that are in a position to influence corporate decisions (such as owners, executives, board members and their families). In the normal course of business, we enter into transactions with our related parties. Below is a list of related parties with whom we have had significant transactions during the comparable periods:

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
Below is a summary of our related party transactions. Reported transactions from the comparable prior period have been updated, as needed, to include the balances and activity according to our current list of related parties.
Balances with Related Parties
As of September 30, 2019 and June 30, 2019, the Company had related party receivables and payables balances as set forth below:

in thousands
	September 30, 2019			June 30, 2019
	Receivables		Payables	Receivables	Payables
Stack's Bowers Galleries	$8,508	(1)	$—	$17,630	$—
Equity method investees	1,904	(2)	591	4,978	163
SilverTowne	290	(3)	—	241	—
	$10,702		$591	$22,849	$163

_________________________________
(1) Balance principally includes two secured lines of credit with a balance of $4.8 million and $4.1 million (shown as a component of secured loans receivables) partially offset by a trade payable balance of $0.3 million. See "Secured Lines of Credit with Stack's Bowers Galleries", below.

(2) Balance primarily represents trade receivables, net (shown as a component of receivables).
(3) Balance primarily represents trade receivables, net (shown as a component of receivables).

Secured Lines of Credit
On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $5.3 million. The loan is secured by precious metals and numismatic products. As of September 30, 2019 and June 30, 2019, the outstanding principal balance of this loan was $4.1 million and $6.4 million, respectively.
On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. As of September 30, 2019 and June 30, 2019, the outstanding principal balance this loan was $4.8 million and $7.5 million, respectively.
Long Term Debt Obligation
On December 7, 2018, the Company repaid the $7.5 million principal amount outstanding under the Goldline Credit Facility to the Goldline Lenders in full.  Under the terms of the principal repayment, the applicable credit and related agreements have been terminated and none of the parties thereto has any further rights or obligations thereunder. (See Note 14.)

Activity with Related Parties
Sales and Purchases
During the three months ended September 30, 2019 and 2018, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
Three Months Ended September 30,	2019		2018
	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$11,001	$16,759	$17,475	$16,772
Equity method investees	101,023	14,839	132,598	3,474
SilverTowne	1,527	581	4,138	461
	$113,551	$32,179	$154,211	$20,707

Interest Income
During the three months ended September 30, 2019 and 2018, the Company earned interest income related to loans made to Stack's Bowers Galleries and to financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
Three Months Ended September 30,	2019	2018
Interest income from secured loans receivables	$298	$214
Interest income from finance products and repurchase arrangements	1,627	1,808
	$1,925	$2,022

Interest Expense
During the three months ended September 30, 2019 and 2018, the Company incurred interest expense (including debt amortization costs) related to the debt payable to the Goldline Lenders that totaled $0.0 million and $0.2 million, respectively.
Other Income
During the three months ended September 30, 2019 and 2018, the Company recorded its proportional share of its equity method investee's net income as other income that totaled $11,000 and $248,000, respectively. As of September 30, 2019 and June 30, 2019, the aggregate carrying balance of the equity method investments was $11.9 million and $11.9 million, respectively.
During the three months ended September 30, 2019 and 2018, the Company earned profit sharing income related to one of CFC's secured lending agreements with Stack's Bowers Galleries that totaled $42,000 and $0, respectively.

14.	FINANCING AGREEMENTS
Lines of Credit
Effective March 29, 2019, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as joint lead lender and administrative agent and Natixis acts as joint lead arranger and syndication agent for the syndicate. The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis.
As of September 30, 2019, the Trading Credit Facility provided the Company with access up to $260.0 million, featuring a $210.0 million base, with a $50.0 million accordion option. The Trading Credit Facility is scheduled to mature on March 27, 2020. From commencement of the Trading Credit Facility (i.e., March 31, 2016), the Company has incurred $3.4 million of accumulated loan costs. These loan costs have been capitalized when incurred and are amortized over the term of the Trading Credit Facility. As of September 30, 2019 and June 30, 2019, the remaining unamortized balance was approximately $0.4 million and $0.6 million, respectively.
The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 1.82% and 2.40% as of September 30, 2019 and June 30, 2019, respectively. Borrowings are due on demand and totaled $204.0 million and $167.0 million at September 30, 2019 and at June 30, 2019, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility, after taking into account current borrowings, totaled $6.0 million and $11.6 million as determined on September 30, 2019 and on June 30, 2019, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of September 30, 2019 the minimum tangible net worth financial covenant under the Trading Credit Facility was $47.5 million. The Company is in compliance with all restrictive financial covenants as of September 30, 2019.
Interest expense related to the Company’s lines of credit totaled $2.1 million and $2.0 million, which represents 41.6% and 57.2% of the total interest expense recognized, for the three months ended September 30, 2019 and 2018, respectively. Our lines of credit carried a daily weighted average effective interest rate of 4.75% and 4.54%, respectively, for the three months ended September 30, 2019 and 2018.
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
The Goldline Credit Facility was secured by a first priority lien on substantially all of the assets of Goldline, and was guaranteed by the Company. Interest on the Goldline Credit Facility was payable quarterly in arrears at the rate of 8.5% per annum, and the Goldline Lenders under the Goldline Credit Facility were entitled to an additional funding fee payment at maturity equal to the greater of 3.0% of the principal amount of the Goldline Credit Facility and 10.0% of cumulative EBITDA (for the periods ending June 30, 2018, 2019 and 2020) of Goldline in excess of $10.0 million, on a pro rata basis. The Goldline Credit Facility had a three-year maturity.
On December 7, 2018, the Company prepaid the $7.5 million principal amount outstanding under the Goldline Credit Facility. As a result there was no interest expense incurred for the three months ended September 30, 2019 related to this facility.
Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $195,000 which represents 5.5% of the total interest expense recognized, for the three months ended September 30, 2018. The Goldline Credit Facility's weighted average effective interest rate was 8.84% for the three months ended September 30, 2018.
Notes Payable
Securitization
In September 2018, AM Capital Funding, LLC. (“AMCF”), a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes (collectively, the "Notes"): Series 2018-1, Class A (the “Class A Notes”) in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B (the “Class B Notes” and together with the Class A Notes, the “Notes”) in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023. The Notes were issued under a Master Indenture and the Series 2018-1 Supplement thereto between AMCF and Citibank, N.A., as trustee. The Company holds $5.0 million of the Class B Notes in order to comply with the Credit Risk Retention Rules of Section 15G of the Exchange Act. The $5.0 million portion of the Class B Notes retained by the Company is eliminated in consolidation.
AMCF applied the net proceeds from the sale of the Notes to purchase loans and precious metals inventory, and to pay certain costs and expenses. CFC and A-Mark may from time to time also contribute cash or sell precious metals to AMCF in exchange for cash or subordinated, deferred payment obligations from AMCF. In addition, AMCF may from time to time sell precious metals to A-Mark for cash.
As of September 30, 2019, the consolidated carrying balance of the Notes was $92.0 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $3.0 million, which is amortized using the effective interest method through the maturity date. As of September 30, 2019, the balance of the interest payable was $234,000.
Interest on the Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum. For the three months ended September 30, 2019, the interest expense related to the Notes (including loan amortization costs) totaled $1.5 million which represents 28.6% of the total interest expense recognized by the Company. For the three months ended September 30, 2019, the Notes' weighted average effective interest rate was 5.88%.

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
The assets and liabilities of the VIE, as of September 30, 2019 and June 30, 2019, are indicated on table that follows the condensed consolidated balance sheets.
Liabilities on Borrowed Metals
The Company recorded liabilities on borrowed precious metals with market values totaling $196.7 million and $201.1 million as of September 30, 2019 and June 30, 2019, respectively, with the corresponding metals reflected on the condensed consolidated balance sheets.
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
Liabilities on borrowed metals — Other
Liabilities may also arise from: (1) unallocated metal positions held by customers in the Company’s inventory, (2) amounts due to suppliers for the use of consigned inventory, and (3) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represent an unsegregated inventory position that is due on demand, is a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals, or in cash.
Product Financing Arrangements
The Company has agreements with financial institutions (third parties) that allow the Company to transfer its gold and silver inventory at an agreed-upon price based on the spot price with these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of operations. Such obligation totaled $159.1 million and $94.5 million as of September 30, 2019 and June 30, 2019, respectively.

15. COMMITMENTS AND CONTINGENCIES
Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2019 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments. The Company is not aware of any material changes to commitments as summarized the 2019 Annual Report, other than as summarized below.
Contingencies related to Purchase of Goldline
In connection with the acquisition of assets of Goldline LLC, the Company held back and deposited a portion of the original purchase price into escrow to serve as security for the seller’s indemnification obligations. At June 30, 2019, $750,000 remained in escrow. In October 2019, the Company entered into a settlement agreement and mutual release with Goldline LLC, pursuant to which the Company received $460,000 from the escrow account and released Goldline from any further obligations relating to the acquisition. The costs associated with the settlement of our purchase of Goldline were recorded as other income (loss), net in the condensed consolidated statements of operations.
16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of September 30, 2019, no shares had been repurchased under the program.
2014 Stock Award and Incentive Plan
Prior to the spinoff, the Company’s Board of Directors ("Board") adopted and the Company's then sole stockholder approved the 2014 Stock Award and Incentive Plan, which was approved by the Company's stockholders in February 2015. On November 2, 2017, the Company's stockholders approved the amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan"), to (i) increase the available shares authorized for issuance under the plan by 525,000 shares, (ii) extend the term of the 2014 Plan until 2027, an additional five years, and (iii) eliminate provisions that add back to the share reserve shares surrendered or withheld to pay the exercise price of an option or withheld to cover tax withholding obligations for any type of award, and shares as to which a stock appreciation right is exercised that exceed the number of shares actually delivered. On October 30, 2019, the Company's stockholders approved the amended and restated 2014 Plan to increase the available shares authorized for issuance under the plan by an additional 200,000 shares (see Note 19.)
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
As of September 30, 2019, 358,395 shares were available for grant under the 2014 Plan.

Stock Options
During the three months ended September 30, 2019 and 2018, the Company incurred $166,304 and $272,681 of compensation expense related to stock options, respectively. As of September 30, 2019, there was total remaining compensation expense of $1.0 million related to employee stock options, which will be recorded over a weighted average period of approximately 2.0 years.
The following table summarizes the stock option activity for the three months ended September 30, 2019.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2019	956,998	$17.08	$787	$5.88
Granted	50,000	$14.34
Cancellations, expirations and forfeitures	(11,733)	$16.72
Outstanding at September 30, 2019	995,265	$16.95	$575	$5.83

Exercisable at September 30, 2019	749,861	$17.11	$575	$6.04

Following is a summary of the status of stock options outstanding at September 30, 2019.

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	134,239	3.10	$8.39	134,239	3.10	$8.39
$10.01	$15.00	275,671	6.85	$12.80	143,835	4.83	$12.40
$15.01	$25.00	485,355	7.03	$19.91	396,787	6.81	$20.17
$25.01	$60.00	100,000	6.39	$25.50	75,000	6.39	$25.50
		995,265	6.39	$16.95	749,861	5.73	$17.10
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

17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the three months ended September 30, 2019 are presented on a comparative basis, with their corresponding balances for the three months ended September 30, 2018 in the table below:

in thousands
Three Months Ended September 30,	2019		2018
	Amount	Percent	Amount	Percent
Total revenue	$1,481,014	100.0%	$1,565,090	100.0%
Customer concentrations
HSBC Bank USA(1)	$272,199	18.4%	$380,122	24.3%
TD Securities(1)	300,035	20.2%	1,806	0.1%
	572,234	38.6%	381,928	24.4%
________________________________
(1)
Sales with these trading partners are primarily comprised of sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product.

Customers providing 10 percent or more of the Company's accounts receivable as of September 30, 2019 are presented on a comparative basis, with their corresponding balances as of June 30, 2019, in the table below:

in thousands
	September 30, 2019		June 30, 2019

	Amount	Percent	Amount	Percent
Total accounts receivable, net	$23,643	100.0%	$26,895	100.0%
Customer concentrations
Customer A	$3,714	15.7%	$6,506	24.2%
Customer B	4,645	19.7%	—	—%
	$8,359	35.4%	$6,506	24.2%
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
Revenue

in thousands
Three Months Ended September 30,	2019		2018
Revenue by segment (1)(2)
Wholesale Trading & Ancillary Services (3)	$1,460,933		$1,554,313
Direct Sales	20,081	(a)	10,777	(b)
Total revenue	$1,481,014		$1,565,090

_________________________________
(1) Inter-segment purchases from and sales to the Direct Sales segment are transacted at Wholesale Trading & Ancillary Services segment's prices, which is consistent with arms-length transactions with third-parties.

(2) The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

(3) The elimination of inter-segment sales are reflected in the Wholesale Trading & Ancillary Services segment.

(a) Includes $8.6 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b) Includes $0.8 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

in thousands
Three Months Ended September 30,	2019	2018
Revenue by geographic region (as determined by the shipping address or where the services were performed):
United States	$1,105,621	$1,375,636
Europe	62,102	90,152
North America, excluding United States	300,397	96,384
Asia Pacific	6,113	2,343
Africa	31	1
Australia	6,750	574
Total revenue	$1,481,014	$1,565,090

Gross Profit and Gross Margin Percentage

in thousands
Three Months Ended September 30,	2019	2018
Gross profit by segment(1)
Wholesale Trading & Ancillary Services	$6,760	$7,412
Direct Sales	1,580	1,063
Total gross profit	$8,340	$8,475
Gross margin percentage by segment(1)
Wholesale Trading & Ancillary Services	0.463%	0.477%
Direct Sales	7.868%	9.864%
Weighted average gross margin percentage	0.563%	0.542%

_________________________________
(1) The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
Three Months Ended September 30,	2019	2018
Operating income and (expenses) by segment
Wholesale Trading & Ancillary Services
Selling, general and administrative expenses	$(5,802)	$(5,258)
Interest income	$2,262	$2,052
Interest expense	$(2,826)	$(1,880)
Other income, net	$12	$248
Unrealized loss on foreign exchange	$(122)	$(70)
Secured Lending
Selling, general and administrative expenses	$(348)	$(345)
Interest income	$3,506	$2,499
Interest expense	$(2,316)	$(1,477)
Other income, net	$42	$—
Direct Sales
Selling, general and administrative expenses	$(2,120)	$(2,116)
Interest expense	$—	$(195)
Other expense, net	$(220)	$—
Net (loss) income before provision for income taxes

in thousands
Three Months Ended September 30,	2019	2018
Net (loss) income before provision for income taxes by segment
Wholesale Trading & Ancillary Services	$284	$2,504
Secured Lending	884	677
Direct Sales	(760)	(1,248)
Total net income before provision for income taxes	$408	$1,933
Depreciation and Amortization

in thousands
Three Months Ended September 30,	2019	2018
Depreciation and amortization by segment
Wholesale Trading & Ancillary Services	$(397)	$(396)
Secured Lending	(16)	—
Direct Sales	(255)	(301)
Total depreciation and amortization	$(668)	$(697)
Advertising expense

in thousands
Three Months Ended September 30,	2019	2018
Advertising expense by segment
Wholesale Trading & Ancillary Services	$(56)	$(107)
Secured Lending	(3)	(3)
Direct Sales	(404)	(480)
Total advertising expense	$(463)	$(590)

Precious metals held under financing arrangements

in thousands
	September 30, 2019	June 30, 2019
Precious metals held under financing arrangements by segment
Wholesale Trading & Ancillary Services	$200,809	$208,792
Total precious metals held under financing arrangements	$200,809	$208,792

Inventory

in thousands
	September 30, 2019	June 30, 2019
Inventories by segment
Wholesale Trading & Ancillary Services	$364,206	$285,250
Direct Sales	7,992	7,611
Total inventories	$372,198	$292,861

in thousands
	September 30, 2019	June 30, 2019
Inventories by geographic region
United States	$358,806	$280,924
Europe	6,470	3,944
North America, excluding United States	6,913	7,452
Asia	9	541
Total inventories	$372,198	$292,861

Assets

in thousands
	September 30, 2019	June 30, 2019
Assets by segment
Wholesale Trading & Ancillary Services	$657,621	$561,902
Secured Lending	153,715	130,143
Direct Sales	15,861	13,317
Total assets	$827,197	$705,362

in thousands
	September 30, 2019	June 30, 2019
Assets by geographic region
United States	$809,457	$689,287
Europe	10,818	8,082
North America, excluding United States	6,913	7,452
Asia	9	541
Total assets	$827,197	$705,362

Long-term Assets

in thousands
	September 30, 2019	June 30, 2019
Long-term assets by segment
Wholesale Trading & Ancillary Services	$38,889	$32,816
Secured Lending	301	280
Direct Sales	4,772	3,416
Total long-term assets	$43,962	$36,512

in thousands
	September 30, 2019	June 30, 2019
Long-term assets by geographic region
United States	$43,909	$36,459
Europe	53	53
Total long-term assets	$43,962	$36,512
Capital Expenditures for Property and Equipment

in thousands
Three Months Ended September 30,	2019	2018
Capital expenditures on plant, property and equipment by segment
Wholesale Trading & Ancillary Services	$97	$122
Secured Lending	37	—
Direct Sales	3	—
Total capital expenditures on property and equipment	$137	$122

Goodwill and Intangible Assets

in thousands
	September 30, 2019	June 30, 2019
Goodwill and Intangibles by segment
Wholesale Trading & Ancillary Services	$11,978	$12,087
Direct Sales	2,502	2,646
Total goodwill and intangible assets	$14,480	$14,733

19.	SUBSEQUENT EVENTS
Increase in Shares Authorized for Issuance under 2014 Plan
On October 30, 2019, the Company's stockholders approved an amendment to the 2014 Plan to increase the number of shares authorized for issuance thereunder by 200,000 shares. As a result of this amendment, there are currently 543,395 shares available for future issuance under the 2014 Plan.

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
INTRODUCTION
Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying condensed consolidated financial statements and related notes to aid in the understanding of our results of operations and financial condition. Our discussion is organized as follows:

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
for the comparable periods.

•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of September 30, 2019. Included in this section is a discussion of our: outstanding debt, the amount of financial capacity available to fund our future commitments and other financing arrangements.

•
Critical accounting policies. This section discusses critical accounting policies that are considered both important to our financial condition and results of operations, and requires management to make significant judgment and estimates. All of our significant accounting policies, including the critical accounting policies are also summarized in Note 2 of the notes to the consolidated financial statements.

•
Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and their expected impact on our accompanying condensed consolidated financial statements.

EXECUTIVE OVERVIEW
Our Business
We conduct our operations in three reportable segments: (1) Wholesale Trading & Ancillary Services, (2) Secured Lending and (3) Direct Sales.
Wholesale Trading & Ancillary Services Segment
The Company operates its Wholesale Trading & Ancillary Services segment through A-Mark Precious Metals, Inc., and its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), and A-M Global Logistics, LLC. ("Logistics"), and its partially-owned subsidiary, AM&ST Associates, LLC. ("AMST" or "SilverTowne" or the "Mint").
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
Through its wholly owned subsidiary, AMTAG, the Company promotes A-Mark's products and services throughout the European continent. Through our wholly-owned subsidiary TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors, and collectors around the world. Our storage business generated less than 1% of total revenues for each of the periods presented.
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
CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of September 30, 2019, CFC and AMCF had, in aggregate, approximately $150.5 million in secured loans outstanding, of which approximately 69.4% were acquired from third-parties (some of which may be customers of A-Mark) and approximately 30.6% were originated by CFC.
AMCF, a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued, administers, and owns Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of$72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98% (collectively referred to as the "Notes").  The Notes have a maturity date of December 15, 2023. For additional information regarding this securitization. (See Note 14 of the notes to condensed consolidated financial statements.)
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
Gross Profit. Gross profit is the difference between our revenues and the cost of our products sold. Since we quote prices based on the current commodity market prices for precious metals, we enter into a combination of forward and futures contracts to effect a hedge position equal to the underlying precious metal commodity value, which substantially represents inventory subject to price risk.  We enter into these derivative transactions solely for the purpose of hedging our inventory, and not for speculative purposes. Our gross profit includes the gains and losses resulting from these derivative instruments. However, the gains and losses on the derivative instruments are substantially offset by the gains and losses on the corresponding changes in the market value of our precious metals inventory. As a result, our results of operations generally are not materially impacted by changes in commodity prices.
Volatility also affects our gross profit. Greater volatility typically causes the trading spreads to widen resulting in an increase in the gross profit. Product supply constraints during extended periods of higher volatility have historically resulted in a heightening of wider trading spreads resulting in further improvement in the gross profit.
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
    Interest Expense. The Company incurs interest expense associated with its: lines of credit, notes, related-party debt, product financing agreements for the transfer and subsequent re-acquisition of gold and silver at a fixed price with a third-party finance company ("product financing arrangements"), and short-term precious metal borrowing arrangements with our suppliers ("liabilities on borrowed metals").
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
Wholesale Trading Ticket Volume and Direct Sales Ticket Volume. Another measure of our business that is unaffected by changes in commodity pricing, is ticket volume. Ticket volume for the Wholesale Trading & Ancillary Services and Direct Sales segments measures the total number of orders processed by our trading desks. In periods of higher volatility, there is generally increased trading in the commodity markets, causing increased demand for our products, resulting in higher business volume. Generally, the ounces sold on a per-trading-ticket basis is substantially higher for orders placed telephonically compared to those placed on our online portal platform.
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
The period of time that inventory is held by the Company varies depending upon the nature of our inventory commitments with customers and suppliers. (See Note 6 of the notes to condensed consolidated financial statements, for a description of our classifications of inventory by type.) When management analyzes inventory turnover on a period over period basis, consideration is given to each inventory type and its corresponding impact on the inventory turnover calculation. Management's analysis includes the following:

•
The Company enters into various structured borrowing arrangements that commit the Company's inventory (such as; product financing arrangements or liabilities on borrowed metals) for an unspecified period of time. While the Company is able to obtain access to this inventory on demand, there is a tendency that this type of inventory does not turn over as quickly as other types of inventory.

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
Number of Secured Loans. Finally, as a measure of the size of our secured lending segment, we look at the number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the fiscal quarter. Typically, the number of loans increase during periods of increasing precious metal pricing and decrease during periods of declining precious metal prices.
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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended September 30, 2019 and 2018

Condensed Consolidated Results of Operations
The operating results of our business for the three months ended September 30, 2019 and 2018 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended September 30,	2019		2018		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,481,014	100.000%	$1,565,090	100.000%	$(84,076)	(5.4)%
Gross profit	8,340	0.563%	8,475	0.542%	$(135)	(1.6)%
Selling, general and administrative expenses	(8,270)	(0.558)%	(7,719)	(0.493)%	$551	7.1%
Interest income	5,768	0.389%	4,551	0.291%	$1,217	26.7%
Interest expense	(5,142)	(0.347)%	(3,552)	(0.227)%	$1,590	44.8%
Other (expense) income, net	(166)	(0.011)%	248	0.016%	$414	166.9%
Unrealized loss on foreign exchange	(122)	(0.008)%	(70)	(0.004)%	$52	NM
Net income before provision for income taxes	408	0.028%	1,933	0.124%	$(1,525)	(78.9)%
Income tax expense	(105)	(0.007)%	(499)	(0.032)%	$(394)	(79.0)%
Net income	303	0.020%	1,434	0.092%	$(1,131)	(78.9)%
Net income (loss) attributable to non-controlling interest	175	0.012%	(47)	(0.003)%	$222	472.3%
Net income attributable to the Company	$128	0.009%	$1,481	0.095%	$(1,353)	(91.4)%

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$0.02		$0.21		$(0.19)	(90.5)%
Diluted	$0.02		$0.21		$(0.19)	(90.5)%

Performance Metrics:(1)
Gold ounces sold(2)	576,000		535,000		41,000	7.7%
Silver ounces sold(3)	20,911,000		18,279,000		2,632,000	14.4%
Inventory turnover ratio(4)	4.4		5.5		(1.1)	(20.0)%
Number of secured loans at period end(5)	3,571		1,705		1,866	109.4%

_________________________________

NM	Not meaningful.

(1)	See "Results of Segments" for ticket count volume by segment.

(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(4)
Inventory turnover ratio is the cost of sales divided by average inventory. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the period.

Revenues
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,481,014	100.000%	$1,565,090	100.000%	$(84,076)	(5.4)%
Performance Metrics
Gold ounces sold	576,000		535,000		41,000	7.7%
Silver ounces sold	20,911,000		18,279,000		2,632,000	14.4%

Revenues for the three months ended September 30, 2019 decreased $0.084 billion, or 5.4%, to $1.481 billion from $1.565 billion in 2018. Our revenues decreased primarily due to lower forward sales (representing approximately $0.4 billion of the aggregate change), offset by higher gold and silver prices and higher gold and silver ounces sold.
Gold ounces sold for the three months ended September 30, 2019 increased 41,000 ounces, or 7.7%, to 576,000 ounces from 535,000 ounces in 2018. Silver ounces sold for the three months ended September 30, 2019 increased 2,632,000 ounces, or 14.4%, to 20,911,000 ounces from 18,279,000 ounces in 2018. On average, the selling prices for gold increased by 21.2% and selling prices for silver increased by 13.2% during the three months ended September 30, 2019 as compared to 2018.

Gross Profit
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$8,340	0.563%	$8,475	0.542%	$(135)	(1.6)%
Performance Metric
Inventory turnover ratio	4.4		5.5		(1.1)	(20.0)%

Gross profit for the three months ended September 30, 2019 decreased by $0.1 million, or 1.6%, to $8.3 million from $8.5 million in 2018. Overall gross profit decreased due to lower gross profits earned by the Wholesale Trading & Ancillary segment, offset by higher gross profits earned by the Direct Sales segment.
The Company’s gross margin percentage increased by 4.0% to 0.563% from 0.542% in 2018. The increase in gross margin percentage was primarily due to lower forward sales ($0.4 billion). While forward sales generally have negligible impact to gross margins, they can significantly affect the gross margin percentage. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes. Additionally, gross margin percentage increased due to higher trading profits, offset by compressed trading spreads.
Our inventory turnover rate for the three months ended September 30, 2019 decreased by 20.0%, to 4.4 from 5.5 in 2018. The decrease in our inventory turnover rate was primarily due to the lower volume of ounces sold on forward contracts and by higher average product financing arrangements, higher inventory held for sale balances, partially offset by lower average repurchase arrangements with customers during the three months ended September 30, 2019 as compared to 2018.
Selling, General and Administrative Expense
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(8,270)	(0.558)%	$(7,719)	(0.493)%	$551	7.1%

Selling, general and administrative expenses for the three months ended September 30, 2019 increased $0.6 million, or 7.1%, to $8.3 million from $7.7 million in 2018. The change was primarily due to an increase in overall compensation costs of $0.2 million, and deductibles on insurance claims of $0.3 million, which were partially offset by a decrease in overall consulting costs of $0.1 million.

Interest Income
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$5,768	0.389%	$4,551	0.291%	$1,217	26.7%
Performance Metric
Number of secured loans at period-end	3,571		1,705		1,866	109.4%

Interest income for the three months ended September 30, 2019 increased $1.2 million, or 26.7%, to $5.8 million from $4.6 million in 2018. The aggregate increase in interest income was primarily due to interest income earned by our Secured Lending Segment and other finance product income by our Wholesale Trading & Ancillary Services segment.
Interest income from our Secured Lending segment increased by $1.0 million or by 40.3% in comparison to the same year-ago period, which represents approximately 82.7% of the aggregate increase. This increase was primarily due to a higher aggregate average secured loans receivable balance for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and to a lesser extent the impact of a 1.0% increase in the weighted average annual interest rate to 10.6% as of September 30, 2019, from 9.6% as of September 30, 2018. The number of secured loans outstanding increased by 109.4% to 3,571 from 1,705 in 2018.
Interest income from our Wholesale Trading & Ancillary Services segment increased by $0.2 million or 10.2% in comparison to the same year-ago period, which represents approximately 17.3% of the aggregate increase. The Company's finance fees earned related to repurchase arrangements with customers increased by 7.1% or by $0.1 million in comparison to the same year-ago period, which represent approximately 10.8% of the aggregate increase.
Interest Expense
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(5,142)	(0.347)%	$(3,552)	(0.227)%	$1,590	44.8%

Interest expense for the three months ended September 30, 2019 increased $1.6 million, or 44.8% to $5.1 million from $3.6 million in 2018. The increase was primarily due to higher overall average debt levels and interest rates associated with AMCF's Notes, which were issued on September 14, 2018.
As compared to the same year-ago period, the following interest expense components increased: (i) $1.1 million related to our Notes (including debt amortization costs), (ii) $0.2 million related to our liabilities on borrowed metals, (iii) $0.2 million related to product financing arrangements and (iv) $0.1 million associated with our Trading Credit Facility (including debt amortization costs), partially offset by a reduction of (v) $(0.2) million related to the Goldline Credit Facility (including debt amortization costs). The Goldline Credit Facility was paid off in full during the second quarter of fiscal year 2019.
Other (expense) income, net
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Other (expense) income, net	$(166)	(0.011)%	$248	0.016%	$414	166.9%
Other (expense) income, net was $(0.2) million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, the Company incurred a one-time charge of $0.2 million related to the settlement of the purchase price in connection with the acquisition of Goldline. Additionally, as compared to the same year-ago period, the Company’s proportionate share of our equity-method investee’s earnings decreased by $0.3 million.

Provision for Income Taxes
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Income tax expense	$(105)	(0.007)%	$(499)	(0.032)%	$(394)	(79.0)%

Our income tax expense was $0.1 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. Our effective tax rate was approximately 25.7% and 25.8% for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, our effective tax rate differed from the federal statutory rate primarily due to state taxes (net of federal tax benefit) and exclusion of profits related to the Company's minority interests. The remainder of the difference was due to normal course activity.

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
Results of Operations — Wholesale Trading & Ancillary Services Segment
The Company operates its Wholesale Trading & Ancillary Services segment through A-Mark Precious Metals, Inc., and its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), and A-M Global Logistics, LLC. ("Logistics"), and its partially-owned subsidiary, AM&ST Associates, LLC. ("AMST" or "SilverTowne" or the "Mint"). Also, the Wholesale Trading & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions.
Overview of Results of Operations for the Three Months Ended September 30, 2019 and 2018
The operating results of our Wholesale Trading & Ancillary Services segment for the three months ended September 30, 2019 and 2018 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2019		2018		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,460,933	100.000%	$1,554,313	100.000%	$(93,380)	(6.0)%
Gross profit	6,760	0.463%	7,412	0.477%	$(652)	(8.8)%
Selling, general and administrative expenses	(5,802)	(0.397)%	(5,258)	(0.338)%	$544	10.3%
Interest income	2,262	0.155%	2,052	0.132%	$210	10.2%
Interest expense	(2,826)	(0.193)%	(1,880)	(0.121)%	$946	50.3%
Other income, net	12	0.001%	248	0.016%	$(236)	(95.2)%
Unrealized loss on foreign exchange	(122)	(0.008)%	(70)	(0.005)%	$52	NM
Net income before provision for income taxes	$284	0.019%	$2,504	0.161%	$(2,220)	(88.7)%

Performance Metrics:
Gold ounces sold(1)	566,000		532,000		34,000	6.4%
Silver ounces sold(2)	20,720,000		18,015,000		2,705,000	15.0%
Wholesale Trading ticket volume(3)	36,248		32,013		4,235	13.2%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by A-Mark.

Revenues — Wholesale Trading & Ancillary Services
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,460,933	100.000%	$1,554,313	100.000%	$(93,380)	(6.0)%
Performance Metrics
Gold ounces sold	566,000		532,000		34,000	6.4%
Silver ounces sold	20,720,000		18,015,000		2,705,000	15.0%

Revenues for the three months ended September 30, 2019 decreased $0.093 billion, or 6.0%, to $1.461 billion from $1.554 billion in 2018. Our revenues decreased primarily due to lower forward sales (about $0.4 billion of the aggregate change), offset by higher gold and silver prices and higher gold and silver ounces sold.
Gold ounces sold for the three months ended September 30, 2019 increased 34,000 ounces, or 6.4%, to 566,000 ounces from 532,000 ounces in 2018. Silver ounces sold for the three months ended September 30, 2019 increased 2,705,000 ounces, or 15.0%, to 20,720,000 ounces from 18,015,000 ounces in 2018. On average, the wholesale selling prices for gold increased by 21.1% and wholesale selling prices for silver increased by 13.7% during the three months ended September 30, 2019 as compared to 2018.

Gross Profit — Wholesale Trading & Ancillary Services
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$6,760	0.463%	$7,412	0.477%	$(652)	(8.8)%
Performance Metric
Wholesale trading ticket volume	36,248		32,013		4,235	13.2%

Gross profit for the three months ended September 30, 2019 decreased by $0.7 million, or 8.8%, to $6.8 million from $7.4 million in 2018. Overall gross profit decreased primarily due to lower overall product margins, offset by higher trading profits.
The Wholesale Trading & Ancillary Services segment’s gross profit margin percentage decreased by 3.0% to 0.463% from 0.477% in 2018. The decrease in gross margin percentage was driven by compressed trading spreads, offset by lower forward sales ($0.4 billion), and higher trading profits. While forward sales generally have negligible impact to gross margins, they can significantly affect the gross margin percentage. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
The wholesale trading ticket volume for the three months ended September 30, 2019 increased by 4,235 tickets, or 13.2%, to 36,248 tickets from 32,013 tickets in 2018. The increase in our trading ticket volume is indicative of higher trading activity as compared to 2018.
Selling, General and Administrative Expenses — Wholesale Trading & Ancillary Services
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(5,802)	(0.397)%	$(5,258)	(0.338)%	$544	10.3%

Selling, general and administrative expenses for the three months ended September 30, 2019 increased $0.5 million, or 10.3%, to $5.8 million from $5.3 million in 2018. The increase is mainly driven by higher overall compensation costs of $0.2 million and deductibles on insurance claims of $0.3 million, partially offset by a decrease in overall consulting costs of $0.1 million.

Interest Income — Wholesale Trading & Ancillary Services
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$2,262	0.155%	$2,052	0.132%	$210	10.2%

Interest income for the three months ended September 30, 2019 increased $0.2 million, or 10.2%, to $2.3 million from $2.1 million in 2018. The aggregate increase in interest income increased primarily due to other finance product income. Our finance fees earned from repurchase arrangements with customers increased by 7.1% or by $0.1 million in comparison to the same year-ago period.
Interest Expense — Wholesale Trading & Ancillary Services
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(2,826)	(0.193)%	$(1,880)	(0.121)%	$946	50.3%

Interest expense for the three months ended September 30, 2019 increased $0.9 million, or 50.3% to $2.8 million from $1.9 million in 2018. The increase was related primarily to interest expense on this segment's source of financing provided by the Trading Credit Facility (including loan amortization costs), liabilities on borrowed metals, and product financing arrangements. As compared to the same year-ago period, the following interest expense components increased: (i) $0.7 million, related to our Trading Credit Facility, (ii) $0.2 million, related to our liabilities on borrowed metals, and (iii) $0.2 million related to product financing arrangements.
Other income, net
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Other income, net	$12	0.001%	$248	0.016%	$(236)	(95.2)%
The other income, net was $0.0 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, as compared to the same year-ago period, the Company’s proportionate share of our equity-method investee’s earnings decreased by $0.3 million.

Results of Operations — Secured Lending Segment
The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation LLC. ("CFC") and AM Capital Funding, LLC. (“AMCF”).
Overview of Results of Operations for the Three Months Ended September 30, 2019 and 2018
The operating results of our Secured Lending segment for the three months ended September 30, 2019 and 2018 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2019		2018		$	%
	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	$3,506	100.000%	$2,499	100.000%	$1,007	40.3%
Interest expense	(2,316)	(66.058)%	(1,477)	(59.104)%	$839	56.8%
Selling, general and administrative expenses	(348)	(9.926)%	(345)	(13.806)%	$3	0.9%
Other income, net	42	1.198%	—	—%	$42	NM
Net income before provision for income taxes	$884	25.214%	$677	27.091%	$207	30.6%

Performance Metrics:
Number of secured loans at period end (1)	3,571		1,705		1,866	109.4%

_________________________________

NM	Not meaningful.

(1)	Number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the period.

Interest Income — Secured Lending
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands, except performance metric	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	$3,506	100.000%	$2,499	100.000%	$1,007	40.3%
Performance Metric
Number of secured loans at period-end	3,571		1,705		1,866	109.4%

Interest income for the three months ended September 30, 2019 increased $1.0 million, or 40.3%, to $3.5 million from $2.5 million in 2018. This increase was primarily due to a higher aggregate average secured loans receivable balance for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and to a lesser extent the impact of a 1.0% increase in the weighted average annual interest rate to 10.6% as of September 30, 2019, from 9.6% as of September 30, 2018. The number of secured loans outstanding increased by 109.4% to 3,571 from 1,705 in 2018.
Interest Expense — Secured Lending
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest expense	$(2,316)	(66.058)%	$(1,477)	(59.104)%	$839	56.8%

Interest expense for the three months ended September 30, 2019 increased $0.8 million, or 56.8% to $2.3 million from $1.5 million in 2018. The increase was related primarily to the issuance of higher interest rate 5-year Notes (with an aggregate principal value of $100.0 million and a stated fixed interest rate of 5.3%) at the end of the first quarter of fiscal 2019. Prior to issuance of the Notes, the Secured Lending segment accessed capital primarily from the Company's variable interest rate Trading Credit Facility. As compared to the same year-ago period, interest expense increased by $1.2 million as a result of our issued Notes partially offset by a decrease of $0.6 million associated with our Trading Credit Facility.
Selling, General and Administrative Expenses — Secured Lending
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(348)	(9.926)%	$(345)	(13.806)%	$3	0.9%

Selling, general and administrative expenses for the three months ended September 30, 2019 compared with the three months ended September 30, 2018 were relatively unchanged.

Results of Operations — Direct Sales Segment
The Company operates its Direct Sales segment through its wholly-owned subsidiaries Goldline Inc. (“Goldline”) and AM IP LLC. ("AMIP"), and through its 50%-owned subsidiary Precious Metals Purchasing Partners, LLC, ("PMPP"). PMPP commenced its operations in fiscal 2020.
Overview of Results of Operations for the Three Months Ended September 30, 2019 and 2018
The operating results of our Direct Sales segment for the three months ended September 30, 2019 and 2018 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2019				2018				$	%
	$		% of revenue		$		% of revenue		Increase/(decrease)	Increase/(decrease)
Revenues	$20,081	(a)	100.000%		$10,777	(c)	100.000%		$9,304	86.3%
Gross profit	1,580		7.868%	(b)	1,063		9.864%	(d)	$517	48.6%
Selling, general and administrative expenses	(2,120)		(10.557)%		(2,116)		(19.634)%		$4	0.2%
Interest expense	—		—%		(195)		(1.809)%		$(195)	(100.0)%
Other expense, net	(220)		(1.096)%		—		—%		$220	NM
Net loss before provision for income taxes	$(760)		(3.785)%		$(1,248)		(11.580)%		$(488)	(39.1)%

Performance Metrics:
Gold ounces sold(1)	10,000				3,000				7,000	233.3%
Silver ounces sold(2)	191,000				264,000				(73,000)	(27.7)%
Direct Sales ticket volume(3)	3,476				4,461				(985)	(22.1)%

_________________________________

NM	Not meaningful.

(a)	Includes $8.6 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b)	Gross profit percentage, excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 11.460% for the period.

(c)	Includes $0.8 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(d)	Gross profit percentage, excluding inter-segment company sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 10.06% for the period.

(1)	Gold ounces sold represents the ounces of gold product sold during the period.

(2)	Silver ounces sold represents the ounces of silver product sold to during the period.

(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed by Goldline and PMPP.

Segment Results — Direct Sales
Revenues
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$20,081	100.000%	$10,777	100.000%	$9,304	86.3%
Performance Metrics:
Gold ounces sold	10,000		3,000		7,000	233.3%
Silver ounces sold	191,000		264,000		(73,000)	(27.7)%
Revenues for the three months ended September 30, 2019 increased $9.3 million, or 86.3%, to $20.1 million from $10.8 million in 2018. Excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, revenues for the three months ended September 30, 2019 increased $1.5 million or 15.4% to $11.5 million from $10.0 million in 2018.
Gold ounces sold for the three months ended September 30, 2019 increased 7,000 ounces, or 233.3%, to 10,000 ounces from 3,000 ounces in 2018. Silver ounces sold for the three months ended September 30, 2019 decreased 73,000 ounces, or (27.7)%, to 191,000 ounces from 264,000 ounces in 2018. On average, the retail selling prices for gold increased by 16.3% and retail selling prices for silver decreased by 7.1% during the three months ended September 30, 2019 as compared to 2018.
Gross Profit
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$1,580	7.868%	$1,063	9.864%	$517	48.6%
Performance Metric:
Direct Sales ticket volume	3,476		4,461		(985)	(22.1)%
Gross profit for the three months ended September 30, 2019 increased by $0.5 million, or 48.6%, to $1.6 million from $1.1 million in 2018. For the three months ended September 30, 2019, the Direct Sales segment’s profit margin percentage decreased by 20.2% to 7.9% from 9.9% in 2018. The decrease in the profit margin percentage was primarily due to inter-segment transactions. Excluding the impact of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, the Direct Sales segment's gross profit margin percentage increased by 13.9% to 11.460% from 10.060% in 2018.
The Direct Sales ticket volume for the three months ended September 30, 2019 decreased by 985 tickets, or 22.1%, to 3,476 tickets from 4,461 tickets in 2018. The decrease in our trading ticket volume is indicative of lower trading activity as compared to 2018.
Selling, General and Administrative Expense
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(2,120)	(10.557)%	$(2,116)	(19.634)%	$4	0.2%

Selling, general and administrative expenses for the three months ended September 30, 2019 compared with the three months ended September 30, 2018 were relatively unchanged. The new cost of operating PPMP were offset by cost savings instituted at Goldline that were primarily due to personnel reductions.

Interest expense
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$—	—%	$(195)	(1.809)%	$(195)	(100.0)%

Interest expense for the three months ended September 30, 2019 decreased $195,000, or 100.0% to $0 from $195,000 in 2018. The decrease relates to the extinguishment of the Goldline Credit Facility in the second quarter of fiscal 2019.
Other expense, net
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Three Months Ended September 30,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Other expense, net	$(220)	(1.096)%	$—	—%	$220	NM

Other expense, net was $(0.2) million and $0.0 million for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, the Company incurred a one-time charge of $0.2 million related to the settlement of the purchase price in connection with the acquisition of Goldline.
LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of September 30, 2019, approximately 94% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventory, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
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
The Company believes that the Trading Credit Facility (as defined below) the notes payable, liabilities on borrowed metals, and product financing arrangements provides adequate means to capital for its operations. (See Note 14 of the notes to condensed consolidated financial statements.)

Lines of Credit

in thousands
	September 30, 2019	June 30, 2019	September 30, 2019 Compared to June 30, 2019
Lines of credit	$204,000	$167,000	$37,000

Effective March 29, 2019, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as joint lead lender and administrative agent and Natixis acts as joint lead arranger and syndication agent for the syndicate. As of September 30, 2019, the Trading Credit Facility provided the Company with access up to $260.0 million, featuring a $210.0 million base, with a $50.0 million accordion option. The maturity date of the credit facility is March 27, 2020.
Notes Payable

in thousands
	September 30, 2019	June 30, 2019	September 30, 2019 Compared to June 30, 2019
Notes payable	$92,017	$91,859	$158
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
As of September 30, 2019, the consolidated aggregate carrying balance of the Notes were $92.0 million (which excludes the $5.0 million Note that the Company retained), and the remaining unamortized loan cost balance was approximately $3.0 million, which is amortized ratably through the maturity date. (See Note 14 of the notes to condensed consolidated financial statements.)
Liabilities on Borrowed Metals

in thousands
	September 30, 2019	June 30, 2019	September 30, 2019 Compared to June 30, 2019
Liabilities on borrowed metals	$196,738	$201,144	$(4,406)
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
Product Financing Arrangements

in thousands
	September 30, 2019	June 30, 2019	September 30, 2019 Compared to June 30, 2019
Product financing arrangements	$159,130	$94,505	$64,625
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
Secured Loans Receivable

in thousands
	September 30, 2019	June 30, 2019	September 30, 2019 Compared to June 30, 2019
Secured loans receivable	$150,473	$125,298	$25,175
CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins that affords our customers a convenient means of financing their inventory or collections. (See Note 5 of the notes to condensed consolidated financial statements.) AMCF also purchases and holds secured loans from CFC to meet its collateral requirements related to the Notes. (See Note 14 of the notes to condensed consolidated financial statements.)  Most of the Company's secured loans are short-term in nature. The renewal of these instruments is at the discretion of the Company and, as such, provides us with some flexibility in regards to our capital deployment strategies.
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
The following summarizes components of our condensed consolidated statements of cash flows for the three months ended September 30, 2019 and 2018:

in thousands
Three Months Ended	September 30, 2019	September 30, 2018	September 30, 2019 Compared to September 30, 2018
Net cash used in operating activities	$(62,479)	$(10,298)	$(52,181)
Net cash (used in) provided by investing activities	$(35,005)	$21,499	$(56,504)
Net cash provided by financing activities	$101,625	$5,222	$96,403
Our principal capital requirements have been to fund (i) working capital and (ii) investing activity. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash used in operating activities
Operating activities used $62.5 million and used $10.3 million in cash for the three months ended September 30, 2019 and 2018, respectively, representing a $52.2 million increase in the use of cash compared to the three months ended September 30, 2018. This period over period increase in the use of cash was primarily due to changes in the balances of: inventory, derivative assets, derivative liabilities, precious metals held under financing arrangements; offset by changes in the balances of: receivables, accounts payable, and liabilities on borrowed metals.
Net cash (used in) provided by investing activities
Investing activities used $35.0 million and provided $21.5 million in cash for the three months ended September 30, 2019 and 2018, respectively, representing a $56.5 million increase in the use of cash compared to the three months ended September 30, 2018. This period over period increase was due to the change in balance of secured loans of $53.5 million compared to the comparable prior period that is primarily due to acquisition of loan portfolios, and providing a loan of $3.0 million to a customer.

Net cash provided by financing activities
Financing activities provided $101.6 million and provided $5.2 million in cash for the three months ended September 30, 2019 and 2018, respectively, representing an increase of $96.4 million in the source of cash compared to the three months ended September 30, 2018. This period over period increase was primarily due to the change in the balance in the Trading Credit Facility of $58.0 million, and changes in the balance of product financing arrangements of $125.4 million; offset by the change the proceeds from issuance of notes payable of $90.0 million received in the prior fiscal year.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Our forwards contracts open at September 30, 2019 are scheduled to settle within 60 days. Futures positions do not have settlement dates, although the Company typically closes its future positions within a week.
The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Unrealized gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as derivative assets or liabilities. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures and option contracts are recorded in cost of sales. The Company’s net (losses) gains on derivative instruments for the three months ended September 30, 2019 and 2018, totaled $8.7 million and $(15.1) million, respectively. These net (losses) gains on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of operations.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of September 30, 2019 and at June 30, 2019:

in thousands	September 30, 2019	June 30, 2019
Inventory	$372,198	$292,861
Precious metals held under financing arrangements	200,809	208,792
	573,007	501,653

Less unhedgeable inventory:
Commemorative coin inventory, held at lower of cost or net realizable value	(2,336)	(17)
Premium on metals position	(5,276)	(4,424)
Precious metal value not hedged	(7,612)	(4,441)

	565,395	497,212

Commitments at market:
Open inventory purchase commitments	285,267	166,600
Open inventory sales commitments	(236,353)	(158,870)
Margin sale commitments	(10,048)	(11,652)
In-transit inventory no longer subject to market risk	(3,802)	(809)
Unhedgeable premiums on open commitment positions	2,014	838
Borrowed precious metals	(196,738)	(201,144)
Product financing arrangements	(159,130)	(94,505)
Advances on industrial metals	9,512	8,644
	(309,278)	(290,898)

Precious metal subject to price risk	256,117	206,314

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	118,988	133,612
Precious metals futures contracts at market values	138,361	72,218
Total market value of derivative financial instruments	257,349	205,830

Net precious metals subject to commodity price risk	$(1,232)	$484

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At September 30, 2019, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.
Commitments and Contingencies
Refer to Note 15 for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2019 and June 30, 2019, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	September 30, 2019	June 30, 2019
Purchase commitments	$285,267	$166,600
Sales commitments	$(236,353)	$(158,870)
Margin sale commitments	$(10,048)	$(11,652)
Open forward contracts	$118,988	$133,612
Open futures contracts	$138,361	$72,218
Foreign exchange forward contracts	$7,566	$5,934
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
The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of operations. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. (See Note 11 of the notes to condensed consolidated financial statements.)
CRITICAL ACCOUNTING POLICIES
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
Our significant accounting policies are discussed in Note 2 of the Notes to condensed consolidated financial statements. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
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
Inventories include amounts borrowed from suppliers and customers arising from various arrangements including unallocated metal positions held by customers in the Company’s inventory, amounts due to suppliers for the use of consigned inventory, metals held by suppliers as collateral on advanced pool metals, as well as shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. The Company mitigates market risk of its physical inventories and open commitments through commodity hedge transactions. (See Note 11 of the notes to condensed consolidated financial statements.)
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
RECENT ACCOUNTING PRONOUNCEMENTS
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial position or results of operations, see Note 2 of the notes to condensed consolidated financial statements.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although our newly formed joint venture PMPP began its operations during the quarter ended September 30, 2019, its total assets only comprised 0.09% of the Company's total assets as of September 30, 2019, and 0.71% of the Company's total revenues for the three months ended September 30, 2019.
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
We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus (i) 2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 1.82% as of September 30, 2019.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 38.6% of A-Mark's revenues for the three months ended September 30, 2019. The same two customers represented 24.4% of A-Mark's revenues for the three months ended September 30, 2018. If our relationships with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
We derive about 5% to 25% of our revenues from business outside the United States, including from customers in developing countries. Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries. These include risks of general applicability, such as the need to comply with multiple regulatory regimes; trade protection measures and import or export licensing requirements; and fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates. Currently, we do not conduct substantial business with customers in developing countries. However, if our business in these areas of the world were to increase, we would also face risks that are particular to developing countries, including the difficulty of enforcing agreements, collecting receivables, protecting inventory and other assets through foreign legal systems, limitations on the repatriation of earnings, currency devaluation and manipulation of exchange rates, and high levels of inflation.
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
One of our longer-term goals is to implement a new ERP system across our segments. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities over a significant period of time. If we do not effectively implement the ERP system or if the system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports, the effectiveness of internal controls over financial reporting, and our business, financial condition, results of operations and cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of September 30, 2019, no shares had been repurchased under the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.
Item 6. EXHIBIT INDEX

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

A-MARK PRECIOUS METALS, INC.
Date:	November 8, 2019	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	November 8, 2019	By:	/s/ Kathleen Simpson-Taylor
			Name:	Kathleen Simpson-Taylor
			Title:	Chief Financial Officer
(Principal Financial Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	November 8, 2019
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	November 8, 2019
Kathleen Simpson-Taylor	(Principal Financial Officer)