Form 10-K/A
period 2019-06-30
A-Mark Precious Metals, Inc.
filed 2020-01-31
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K/A
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Form 10-K”), which the Registrant filed with the Securities and Exchange Commission on September 13,
2019. This amendment is being filed solely to include Exhibit 23.1 to the Form 10-K, which was inadvertently omitted.

This Amendment does not affect any other parts of or exhibits to the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as described above, no other portion of the Form 10-K is amended hereby and the Form 10-K continues to speak as of the date of the original filing of the Form 10-K. No modification or update is otherwise being made to any other disclosure or exhibits to such Form 10-K. Accordingly, this Amendment should be read in conjunction with such Form 10-K and the Registrant's filings made with the Securities and Exchange Commission subsequent to the date of such Form 10-K.

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

Signatures	Title(s)	Date

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	January 31, 2020
Kathleen Simpson-Taylor	(Principal Financial Officer)

EXHIBIT INDEX

Regulation S-K Exhibit Table Item No.		Description of Exhibit
2.1	**
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

10.17	**	Employment Agreement, executed August 1, 2019, between A-Mark Precious Metals, Inc. and Thor Gjerdrum. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated August 1, 2019.
21	**	List of Subsidiaries of A-Mark Precious Metals, Inc.
23.1	*	Consent of Grant Thornton LLP to incorporation by reference of the 2019 Audit Report on Form 10-K in Registrant’s Form S-8 Registration Statement.
31.1	*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________________
*	Filed herewith
**	Previously filed

4