Form 10-Q
period 2019-12-31
A-Mark Precious Metals, Inc.
filed 2020-02-10
CIK 1591588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes. ☐ No. ☑

As of February 4, 2020, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the Six Months Ended December 31, 2019

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data) (unaudited)

	December 31, 2019	June 30, 2019

ASSETS
Current assets:
Cash (1)	$11,558	$8,320
Receivables, net (1)	24,598	26,895
Derivative assets	5,359	2,428
Secured loans receivable (1)	152,343	125,298
Precious metals held under financing arrangements	196,972	208,792
Inventories:
Inventories (1)	183,165	198,356
Restricted inventories	79,766	94,505
	262,931	292,861

Income taxes receivable	1,466	1,473
Prepaid expenses and other assets (1)	2,016	2,783
Total current assets	657,243	668,850

Operating lease right of use assets, net	4,787	—
Property, plant, and equipment, net	6,349	6,731
Goodwill	8,881	8,881
Intangibles, net	5,494	5,852
Long-term investments	11,999	11,885
Deferred tax assets - non-current	2,689	3,163
Other long-term assets	3,500	—
Total assets	$700,942	$705,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$180,000	$167,000
Liabilities on borrowed metals	192,889	201,144
Product financing arrangements	79,766	94,505
Accounts payable	62,354	62,180
Derivative liabilities (1)	9,049	9,971
Accrued liabilities (1)	5,703	6,137
Total current liabilities	529,761	540,937
Notes payable (1)	92,181	91,859
Other liabilities	4,466	—
Total liabilities	626,408	632,796

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of December 31, 2019 and June 30, 2019	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 shares issued and outstanding as of December 31, 2019 and June 30, 2019	71	71
Additional paid-in capital	26,862	26,452
Retained earnings	44,497	43,135
Total A-Mark Precious Metals, Inc. stockholders’ equity	71,430	69,658
Non-controlling interests	3,104	2,908
Total stockholders’ equity	74,534	72,566
Total liabilities, non-controlling interests and stockholders’ equity	$700,942	$705,362

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

	December 31, 2019	June 30, 2019

ASSETS OF THE CONSOLIDATED VIE
Cash	$1,553	$2,390
Receivables, net	2	1,664
Secured loans receivable	102,183	82,544
Inventories	—	16,867
Prepaid expenses and other assets	42	31
Total assets of the consolidated variable interest entity	$103,780	$103,496
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$6,189	$5,213
Derivative liabilities	—	1,241
Accrued liabilities	1,150	811
Notes payable(2)	97,181	96,859
Total liabilities of the consolidated variable interest entity	$104,520	$104,124

(1) This is an intercompany balance, which is eliminated in consolidation and hence not shown on the consolidated balance sheets.
(2) $5.0 million of the Notes are held by A-Mark, which is eliminated in consolidation and hence not shown on the consolidated balance sheets.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data) (unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Revenues	$1,055,590	$1,100,912	$2,536,604	$2,666,002
Cost of sales	1,047,459	1,092,595	2,520,133	2,649,210
Gross profit	8,131	8,317	16,471	16,792

Selling, general, and administrative expenses	(7,870)	(8,103)	(16,140)	(15,822)
Interest income	6,232	4,652	12,000	9,203
Interest expense	(5,081)	(4,656)	(10,223)	(8,208)
Other income (expense), net	150	682	(16)	930
Unrealized gain (loss) on foreign exchange	125	52	3	(18)
Net income before provision for income taxes	1,687	944	2,095	2,877
Income tax expense	(432)	(242)	(537)	(741)
Net income	1,255	702	1,558	2,136
Net income attributable to non-controlling interests	21	125	196	78
Net income attributable to the Company	$1,234	$577	$1,362	$2,058

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.17	$0.08	$0.19	$0.29
Diluted	$0.17	$0.08	$0.19	$0.29

Weighted average shares outstanding:
Basic	7,031,400	7,031,400	7,031,400	7,031,400
Diluted	7,056,300	7,085,600	7,074,800	7,088,700

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share data) (unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2018	7,031,450	$71	$24,717	$40,910	$65,698	$3,410	$69,108

Net income (loss)	—	—	—	1,481	1,481	(47)	1,434
Share-based compensation	—	—	272	—	272	—	272
Transactions with non-controlling interest	—	—	639	—	639	(639)	—
Balance, September 30, 2018	7,031,450	$71	$25,628	$42,391	$68,090	$2,724	$70,814

Net income	—	—	—	577	577	125	702
Share-based compensation	—	—	281	—	281	—	281
Balance, December 31, 2018	7,031,450	$71	$25,909	$42,968	$68,948	$2,849	$71,797

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2019	7,031,450	$71	$26,452	$43,135	$69,658	$2,908	$72,566

Net income	—	—	—	128	128	175	303
Share-based compensation	—	—	166	—	166	—	166
Balance, September 30, 2019	7,031,450	$71	$26,618	$43,263	$69,952	$3,083	$73,035

Net income	—	—	—	1,234	1,234	21	1,255
Share-based compensation	—	—	244	—	244	—	244
Balance, December 31, 2019	7,031,450	$71	$26,862	$44,497	$71,430	$3,104	$74,534

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

Six Months Ended December 31,	2019	2018
Cash flows from operating activities:
Net income	$1,558	$2,136
Adjustments to reconcile net income to net cash used in operating activities:
Provision (reversal) for doubtful accounts	—	(30)
Depreciation and amortization	1,334	1,398
Amortization of loan cost	730	542
Deferred income taxes	474	659
Interest added to principal of secured loans	(10)	(10)
Change in accrued earn-out	—	(504)
Debt extinguishment costs	—	7
Share-based compensation	410	553
Earnings from equity method investments	(114)	(559)
Changes in assets and liabilities:
Receivables	2,297	12,611
Secured loans receivable	2,131	(737)
Secured loans made to affiliates	5,108	(4,458)
Derivative assets	(2,931)	5,794
Income taxes receivable	7	26
Precious metals held under financing arrangements	11,820	35,661
Inventories	29,930	3,831
Prepaid expenses and other assets	359	708
Accounts payable	174	743
Derivative liabilities	(923)	4,847
Liabilities on borrowed metals	(8,255)	(53,029)
Accrued liabilities	(743)	(109)
Net cash provided by operating activities	43,356	10,080
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(455)	(138)
Purchase of long-term investments	—	(1,500)
Purchase of intangible assets	(150)	—
Secured loans receivable, net	(34,274)	10,872
Other loans originated	(3,500)	—
Net cash (used in) provided by investing activities	(38,379)	9,234
Cash flows from financing activities:
Product financing arrangements, net	(14,739)	(31,527)
Borrowings and repayments under lines of credit, net	13,000	(61,000)
Repayments on notes payable to related party	—	(7,500)
Proceeds from issuance of notes payable	—	90,000
Debt funding issuance costs	—	(3,748)
Net cash used in financing activities	(1,739)	(13,775)
Net increase in cash, cash equivalents, and restricted cash	3,238	5,539
Cash, cash equivalents, and restricted cash, beginning of period	8,320	6,291
Cash, cash equivalents, and restricted cash, end of period	$11,558	$11,830

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

Six Months Ended December 31,	2019	2018

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,026	$5,622
Income taxes paid	$50	$47

Non-cash investing and financing activities:
Interest added to principal of secured loans	$10	$10
Investment transactions with non-controlling interest	$—	$639

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
AM Capital Funding, LLC. (“AMCF”), a wholly owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued and administers Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes: Series 2018-1, Class B with an aggregate principal amount of $28.0 million (collectively, the "Notes".)  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023. For additional information regarding this notes payable, see Note 14.
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
Comprehensive Income
For the three and six months ended December 31, 2019 and 2018, there were no items that gave rise to other comprehensive income or loss, and, as a result net income equaled comprehensive income.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of fair value, allowances for doubtful accounts, impairment assessments of property, plant and equipment and intangible assets, valuation allowance determination on deferred tax assets, contingent earn-out liabilities, determining the incremental borrowing rate for calculating right of use assets and lease liabilities, and revenue recognition judgments. Significant estimates also include the Company's fair value determination with respect to its financial instruments and precious metals inventory. Actual results could materially differ from these estimates.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended 2019 (the “2019 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2019 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2019 Annual Report.
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
AMCF, a wholly owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities. The Company has various forms of ongoing involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of December 31, 2019 and June 30, 2019, are indicated on table that follows the condensed consolidated balance sheets.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2019 and June 30, 2019.
As of December 31, 2019 and June 30, 2019, the Company has $0.3 million and $0.3 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California.
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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of December 31, 2019 and June 30, 2019, precious metals held under financing arrangements totaled $197.0 million and $208.8 million respectively.
The Company’s precious metals held under financing arrangements are marked-to-market.
Inventories
Inventories principally include bullion and bullion coins that are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins comprises two components: (1) published market values attributable to the costs of the raw precious metal, and (2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form, and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources.
The Company’s inventory, except for certain lower of cost or net realizable value basis products (as discussed below), are subsequently recorded at their fair market values, that is, "marked-to-market." The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the condensed consolidated statements of operations.
While the premium component included in inventory is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Neither the commemorative coin inventory nor the premium component of our inventory is hedged. (See Note 6.)
Leased Right of Use Assets
We lease warehouse space, office facilities, and equipment. Our operating leases with terms longer than twelve months are recorded on the condensed consolidated balance sheets at the sum of the present value of the lease's fixed minimum payments as operating lease right of use assets ("ROU assets") in the condensed consolidated balance sheets. Our finance leases (previously considered by the Company as capital leases prior to our adoption of ASC 842) are another type of ROU asset, but are classified in the condensed consolidated balance sheets as a component of plant, property and equipment at the present value of the lease payments.
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
During the three months ended December 31, 2019, we incurred lease costs of $0.4 million, which is primarily comprised of operating lease cost of $0.3 million. During the six months ended December 31, 2019, we incurred lease costs of $0.8 million, which is primarily comprised of operating lease cost of $0.7 million. The other costs are insignificant and relate to our finance leases, short-term leases, and variable lease payments.
For the six months ended December 31, 2019, we made cash payments of $0.7 million for operating lease obligations. These payments are included in operating cash flows. At December 31, 2019, the weighted-average remaining lease term under our capitalized operating leases was 4.9 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of December 31, 2019:

Years ending June 30,	Operating Leases
2020 (excluding the six months ended December 31, 2019)	$747
2021	1,526
2022	1,313
2023	834
2024	860
Thereafter	1,184
Total lease payments	6,464
Less imputed interest	(741)
	$5,723	(1)

Operating lease liability - current	$1,257	(2)
Operating lease liability - long-term	4,466	(3)
	$5,723	(1)
________________________________________________
(1)	Represents the present value of the capitalized operating lease liabilities as of December 31, 2019.
(2)	Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)	Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.
Following is a summary of our future minimum operating lease commitments, as determined under ASC 840, for all non-cancelable lease agreements, for each of the next five years and in the aggregate, as of June 30, 2019:

Years ending June 30,	Operating Leases
2020	$1,488
2021	1,526
2022	1,313
2023	834
2024	860
Thereafter	1,184
$7,205

The Company has no related party leases. We do not have leases that have not yet commenced, which would create significant rights and obligations for us, including any involvement with the construction or design of the underlying asset. (Refer to the section below captioned Recently Adopted Accounting Pronouncements for the elections adopted pursuant to ASU 2016-02, Leases (Topic 842).)
Property, Plant, and Equipment
Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Depreciation commences when the related assets are placed into service. Internal-use software development costs are capitalized during the application development stage. Internal-use software costs incurred during the preliminary project stage are expensed as incurred. Land is recorded at historical cost and is not depreciated. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities related to our plant assets associated with our minting operations.
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

Finite-lived Intangible Assets
Finite-lived intangible assets consist primarily of customer relationships, non-compete agreements, and employment contracts which are amortized on a straight-line basis over their economic useful lives ranging from three years to fifteen years. We review our finite-lived intangible assets for impairment under the same policy described above for property, plant, and equipment; that is, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
Other Income and Expense, Net
The Company's other income and expense is derived from the Company's proportional interest in the reported net income or loss of our investees that are accounted for under the equity method of accounting (see Note 9), earn-out revaluation adjustments related to a contingent payable due to SilverTowne L.P, and costs associated with the settlement of our purchase of Goldline (see Note 15).
Advertising
Advertising expense was $0.3 million and $0.6 million, respectively, for the three months ended December 31, 2019 and 2018. Advertising expense was $0.8 million and $1.2 million, respectively, for the six months ended December 31, 2019 and 2018.
Shipping and Handling Costs
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of operations. Shipping and handling costs incurred totaled $1.5 million and $1.4 million, respectively, for the three months ended December 31, 2019 and 2018. Shipping and handling costs incurred totaled $2.8 million and $3.1 million, respectively, for the six months ended December 31, 2019 and 2018.
Share-Based Compensation
The Company accounts for equity awards under the provisions of the Compensation - Stock Compensation Topic 718 of the ASC ("ASC 718"), which establishes fair value-based accounting requirements for share-based compensation to employees. ASC 718 requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as expense over the service period in the Company's condensed consolidated financial statements. The expense is adjusted for actual forfeitures of unvested awards as they occur. (See Note 16.)
Income Taxes
As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s condensed consolidated balance sheets. See Note 12 for more information on the Company’s accounting for income taxes.
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
The Company's condensed consolidated financial statements recognizes the current and deferred income taxes consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the spinoff of the Company when it was a member of the consolidated income tax return group of Spectrum Group International, Inc. ("SGI"). Following its spin-off, the Company separately files its federal and state income tax filings. The Company recognizes current and deferred income taxes as a separate taxpayer for periods ending after the date of the spinoff.

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
A reconciliation of shares used in calculating basic and diluted earnings per common shares for the three and six months ended December 31, 2019 and 2018, is presented below.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Basic weighted average shares outstanding	7,031	7,031	7,031	7,031
Effect of common stock equivalents — stock issuable under outstanding equity awards	25	55	44	58
Diluted weighted average shares outstanding	7,056	7,086	7,075	7,089
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
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments - Credit Loss (Topic 326), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. This update is effective for the Company on July 1, 2023 (for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years). The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.
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

3. ASSETS AND LIABILITIES, AT FAIR VALUE
Fair Value of Financial Instruments
A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. The fair value of the a financial instruments represent amounts that would be received upon the sale of those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.
For most of the Company's financial instruments, the carrying amount approximates fair value. The carrying amounts of cash, secured loans receivable, receivables, income taxes receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities, liabilities on borrowed metals and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying amounts of the Company's other long-term assets, which include a note receivable due from a customer, approximate fair value as of December 31, 2019.
The Company’s fixed-rate notes payable is reported at its aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying consolidated balance sheets. The fair value of the notes payable is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk. The following table presents the carrying amounts and estimated fair values of the Company’s fixed-rate notes payable of December 31, 2019 and June 30, 2019:

in thousands
	December 31, 2019		June 30, 2019
	Carrying Amount	Fair value	Carrying Amount	Fair value

Notes payable	92,181	99,785	91,859	98,609

Valuation Hierarchy
In determining the fair value of its financial instruments, the Company employs a fair value hierarchy that prioritizes the inputs for the valuation techniques used to measure fair value. Topic 820 of the ASC established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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
Inventories. Inventories, which principally include bullion and bullion coins, are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins comprises two components: 1) published market values attributable to the costs of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium is readily determined, as it is published by multiple reputable sources. Except for commemorative coin inventory, which are included in inventory at the lower of cost or net realizable value, the Company’s inventory is subsequently recorded at their fair market values on a daily basis. The fair value for commodities inventory (i.e., inventory excluding commemorative coins) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory are classified in Level 1 of the valuation hierarchy.

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
Liability on Price Protection Programs. The Company records an estimate of the fair value of the liability on the price protection programs based on the difference between the contractual price at trade date and the retail price at the remeasurement date (i.e., quarter-end) based on the expected redemption rate. As of December 31, 2019, the Company used the quoted market price based on the current spot rate and used an expected redemption rate of 100%. The use of a throughput rate ignores the future price volatility that would affect the timing and rate of redemption under the program, and, as a result, the liability on the price protection programs is classified in Level 3 of the valuation hierarchy.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and June 30, 2019, aggregated by the level in the fair value hierarchy within which the measurements fall:

	December 31, 2019
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories (1)	$261,533	$—	$—	$261,533
Precious metals held under financing arrangements	196,972	—	—	196,972
Derivative assets — open sale and purchase commitments, net	4,950	—	—	4,950
Derivative assets — option contracts	1	—	—	1
Derivative assets — futures contracts	60	—	—	60
Derivative assets — forward contracts	348	—	—	348
Total assets, valued at fair value	$463,864	$—	$—	$463,864

Liabilities:
Liabilities on borrowed metals	$192,889	$—	$—	$192,889
Product financing arrangements	79,766	—	—	79,766
Derivative liabilities — price protection programs	—	—	2	2
Derivative liabilities — margin accounts	3,618	—	—	3,618
Derivative liabilities — open sale and purchase commitments, net	2,589	—	—	2,589
Derivative liabilities — futures contracts	2,840	—	—	2,840
Total liabilities, valued at fair value	$281,702	$—	$2	$281,704
____________________
(1) Commemorative coin inventory totaling $1.4 million is held at lower of cost or net realizable value and thus is excluded from the inventories balance shown in this table.

	June 30, 2019
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories (1)	$292,844	$—	$—	$292,844
Precious metals held under financing arrangements	208,792	—	—	208,792
Derivative assets — open sale and purchase commitments, net	2,322	—	—	2,322
Derivative assets — option contracts	61	—	—	61
Derivative assets — futures contracts	2	—	—	2
Derivative assets — forward contracts	43	—	—	43
Total assets, valued at fair value	$504,064	$—	$—	$504,064
Liabilities:
Liabilities on borrowed metals	$201,144	$—	$—	$201,144
Product financing arrangements	94,505	—	—	94,505
Derivative liabilities — price protection programs	—	—	22	22
Derivative liabilities — margin accounts	2,981	—	—	2,981
Derivative liabilities — open sale and purchase commitments, net	3,822	—	—	3,822
Derivative liabilities — futures contracts	1,241	—	—	1,241
Derivative liabilities — forward contracts	1,905	—	—	1,905
Total liabilities, valued at fair value	$305,598	$—	$22	$305,620
____________________
(1) Commemorative coin inventory totaling $17 thousand is held at lower of cost or net realizable value thus is excluded from the inventories balance shown in this table.
There were no transfers in or out of Level 2 or 3 from other levels within the fair value hierarchy during the reported periods.
Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only under certain circumstances. These include: i) equity method investments that are written down to fair value when a decline in the fair value is determined to be other-than-temporary, ii) property, plant, and equipment and definite-lived intangibles, or iii) goodwill and indefinite-lived intangibles, all of which are written down to fair value when they are held for sale or determined to be impaired. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples, and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective equity method investment, asset group, or reporting unit. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable transactions and comparable public company trading values.

4.	RECEIVABLES
Receivables consist of the following as of December 31, 2019 and June 30, 2019:

in thousands
	December 31, 2019	June 30, 2019

Customer trade receivables	$6,681	$13,050
Wholesale trade advances	5,760	9,704
Due from brokers	12,157	4,141
Receivables, net	$24,598	$26,895

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
Below is a summary of the carrying value of our secured loans as of December 31, 2019 and June 30, 2019:

in thousands
	December 31, 2019		June 30, 2019

Secured loans originated	$29,461		$36,714
Secured loans originated - with a related party	8,950		14,058
	38,411		50,772
Secured loans acquired	113,932	(1)	74,526	(2)
	$152,343		$125,298
_________________________________
(1)    Includes $29 thousand of loan premium as of December 31, 2019.
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
Secured Loans - Acquired: Secured loans also include short-term loans, which include a combination of on-demand lines and short term facilities that are purchased from our customers. The Company acquires a portfolio of their loan receivables at a price that approximates the outstanding balance of each loan in the portfolio, as determined on the effective transaction date. Each loan in the portfolio is fully secured by the borrowers' assets, which include bullion, numismatic, and semi-numismatic material that are held in safekeeping by the Company. Typically, the seller of the loan portfolio retains the responsibility for the servicing and administration of the loans.
    As of December 31, 2019 and June 30, 2019, our secured loans carried weighted-average effective interest rates of 10.7% and 10.2%, respectively, and mature in periods ranging typically from on-demand to one year.
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
Credit Quality of Secured Loans Receivables and Allowance for Credit Losses
General
The Company's secured loan receivables portfolio comprises loans with similar credit risk profiles, which enables the Company to apply a standard methodology to determine the credit quality for each loan and the allowance for credit losses, if any.
The credit quality of each loan is generally determined by the collateral value assessment, loan-to-value ratio (that is, the principal amount of the loan divided by the estimated value of the collateral) and the type (or class) of secured material. All loans are fully secured by precious metal bullion or numismatic collateral, which remains in the physical custody of the Company for the duration of the loan. The term of the loans is generally 180 days. Interest earned on a loan is billed monthly and is typically due and payable within 20 days and, if not paid after all applicable grace periods, is added to the outstanding principal balance, and late fees and default interest rates are assessed.
When an account is in default or if a margin call has not been met on a timely basis, the Company has the right to liquidate the borrower's collateral in order to satisfy the unpaid balance of the outstanding loans, including accrued and unpaid interest.
Class and Credit Quality of Loans
The two classes of secured loan receivables are defined by collateral type: 1) bullion items, and 2) numismatic and semi-numismatic coins. The loan-to-value ratio varies with the class of loans. Typically, the Company requires a loan-to-value ratio of approximately 75% for bullion and 65% for numismatic collateral. The reason for the lower loan-to-value ratio for numismatic loans is that, on a percentage basis, more of the value of the numismatic coin relates to its premium value rather than its underlying commodity value.
The Company's secured loans by portfolio class, which align with internal management reporting, are as follows:

in thousands
	December 31, 2019		June 30, 2019
Bullion	$123,626	81.1%	$92,899	74.1%
Numismatic and semi-numismatic	28,717	18.9	32,399	25.9
	$152,343	100.0%	$125,298	100.0%
Due to the nature of market fluctuations of precious metal commodity prices, the Company monitors the bullion collateral value of each loan on a daily basis, based on spot price of precious metals. Numismatic collateral values are updated by numismatic specialists when loan term is renewed (typically in 180 days).
Generally, we initiate the margin call process when the outstanding loan balance is in excess of 85% of the current value of the underlying collateral. In the event that a borrower fails to meet a margin call to reestablish the required loan-to-value ratio, the loan is considered in default. The collateral material (either bullion or numismatic) underlying such loans is then sold by the Company to satisfy all amounts due under the loan.
Loans with loan-to-value ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into 1) loans with a loan-to-value ratio of 75% or more and 2) loans with a loan-to-value ratio of less than 75%:

in thousands
	December 31, 2019		June 30, 2019
Loan-to-value of 75% or more	$87,565	57.5%	$59,258	47.3%
Loan-to-value of less than 75%	64,778	42.5	66,040	52.7
	$152,343	100.0%	$125,298	100.0%
The Company had no loans with a loan-to-value ratio in excess of 100% as of December 31, 2019 or June 30, 2019.
Non-Performing Loans/Impaired Loans
Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default before a loan becomes non-performing. In the event a loan were to become non-performing, the Company would determine a reserve to reduce the the carrying balance to its estimated net realizable value. As of December 31, 2019 or June 30, 2019, the Company had no allowance for secured loan losses.
A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due, non-performing, or in bankruptcy. In the event of an impairment, recognition of interest income would be suspended and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income. For the three and six months ended December 31, 2019 and 2018, the Company incurred no loan impairment costs.

6.	INVENTORIES
Our inventory consist of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at December 31, 2019 and June 30, 2019:

in thousands
	December 31, 2019	June 30, 2019
Inventory held for sale	$89,599	$106,165
Repurchase arrangements with customers	64,099	65,516
Consignment arrangements with customers	6,189	4,896
Commemorative coins, held at lower of cost or net realizable value	1,398	17
Borrowed precious metals	21,880	21,762
Product financing arrangements, restricted	79,766	94,505
	$262,931	$292,861
Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, and product financing arrangements. As of December 31, 2019 and June 30, 2019, the inventory held for sale totaled $89.6 million and $106.2 million, respectively.
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
These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2019 and June 30, 2019, included within inventories is $64.1 million and $65.5 million, respectively, of precious metals products subject to repurchase arrangements with customers.
Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of December 31, 2019 and June 30, 2019 totaled $6.2 million and $4.9 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.
Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventories at the lower of cost or net realizable value and totaled $1,398,000 and $17,000 as of December 31, 2019 and June 30, 2019, respectively.
Borrowed Precious Metals. Borrowed precious metals inventory include: 1) metals held by suppliers as collateral on advanced pool metals, 2) metals due to suppliers for the use of their consigned inventory, 3) unallocated metal positions held by customers in the Company’s inventory, and 4) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $21.9 million and $21.8 million as of December 31, 2019 and June 30, 2019, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.
Product Financing Arrangements. In substance, this inventory represent amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third party finance company. During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of operations. Such obligations totaled $79.8 million and $94.5 million as of December 31, 2019 and June 30, 2019, respectively.
The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 11.) As of December 31, 2019 and June 30, 2019, the unrealized gains resulting from the difference between market value and cost of physical inventory were $7.1 million and $8.8 million, respectively.
Premium component of inventory
The Company's inventory primarily include bullion and bullion coins and are acquired and initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: 1) published market values attributable to the cost of the raw precious metal, and 2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium is readily determined, as it is published by multiple reputable sources. The premium is included in the cost of the inventory, paid at acquisition, and is a component of the total fair market value of the inventory. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged.
The Company’s inventory is subsequently recorded at their fair market values, that is, marked-to-market, except for our commemorative coin inventory. The daily changes in the fair market value of our inventory is offset by daily changes in fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the condensed consolidated statements of operations.
The premium component, at market value, included in the inventory as of December 31, 2019 and June 30, 2019 totaled $4.2 million and $4.4 million, respectively.

7. PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment consists of the following at December 31, 2019 and June 30, 2019:

in thousands
	December 31, 2019	June 30, 2019
Office furniture, and fixtures	$2,120	$2,080
Computer equipment	817	798
Computer software	4,310	4,111
Plant equipment	3,059	2,872
Building	319	319
Leasehold improvements	2,804	2,804
Total depreciable assets	13,429	12,984
Less: accumulated depreciation	(8,222)	(7,395)
Property and equipment not placed in service	1,106	1,106
Land	36	36
Property, plant, and equipment, net	$6,349	$6,731
Depreciation expense for the three months ended December 31, 2019 and 2018 was $412,000 and $448,000, respectively. Depreciation expense for the six months ended December 31, 2019 and 2018 was $827,000 and $893,000, respectively.
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

•
In connection with the Company's acquisition of Goldline in August 2017, the Company recorded $5.0 million and $1.4 million of additional identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal and represent their fair values at the acquisition date. The Company’s investment in Goldline created synergies between Goldline's direct marketing operation and the Company’s established distribution network, secured storage and lending operations that has led to increased product margin spreads, and lower distribution and storage costs for Goldline.

Carrying Value
The carrying value of goodwill and other purchased intangibles as of December 31, 2019 and June 30, 2019 is as described below:

dollar amounts in thousands
		December 31, 2019				June 30, 2019
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	$8,998	$(6,836)	$—	$2,162	$8,848	$(6,376)	$—	$2,472
Non-compete and other	3 - 5	2,300	(2,154)	—	146	2,300	(2,122)	—	178
Employment agreement	3	295	(272)	—	23	295	(256)	—	39
Intangibles subject to amortization		11,593	(9,262)	—	2,331	11,443	(8,754)	—	2,689

Trade name	Indefinite	4,454	—	(1,291)	3,163	4,454	—	(1,291)	3,163

Identifiable intangible assets		$16,047	$(9,262)	$(1,291)	$5,494	$15,897	$(8,754)	$(1,291)	$5,852

Goodwill	Indefinite	$10,245	$—	$(1,364)	$8,881	$10,245	$—	$(1,364)	$8,881

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended December 31, 2019 and 2018 was $255,000 and $252,000, respectively. Amortization expense related to the Company's intangible assets for the six months ended December 31, 2019 and 2018 was $508,000 and $504,000, respectively.
Impairment
    The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to the Direct Sales segment. No further impairment of goodwill or indefinite-lived intangible assets has occurred since fiscal 2018.
Estimated Amortization
Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2020 (6 months remaining)	$520
2021	629
2022	601
2023	158
2024	77
Thereafter	346
Total	$2,331

9.	LONG-TERM INVESTMENTS
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

	December 31, 2019		June 30, 2019
Entity	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
Company A	$2,002	7.4%	$2,000	7.4%
Company B	9,140	20.6%	9,059	20.6%
Company C	857	10.0%	826	10.0%
	$11,999		$11,885

The Company considers these equity method investees to be related parties. See Note 13 for a summary of the Company's aggregate balances and activity with these related party entities.

10. ACCOUNTS PAYABLE
Accounts payable consists of the following:

in thousands
	December 31, 2019	June 30, 2019
Trade payables to customers	$1,426	$1,246
Advances from customers	56,992	57,643
Deferred revenue	2,609	1,592
Other accounts payable	1,327	1,699
	$62,354	$62,180

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS
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
Commodity Price Management
The Company manages the value of certain assets and liabilities of its trading business, including trading inventory, by employing a variety of hedging strategies. These strategies include the management of exposure to changes in the market values of the Company's trading inventory through the purchase and sale of a variety of derivative instruments, such as forwards and futures contracts.
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
The Company's trading inventory and purchase and sale transactions consist primarily of precious metal products. The value of these assets and liabilities are marked-to-market daily to the prevailing closing price of the underlying precious metals.

The Company's precious metals inventory is subject to market value changes, created by changes in the underlying commodity market prices. Inventory purchased or borrowed by the Company is subject to price changes. Inventory borrowed is considered a natural hedge, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.
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
All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of December 31, 2019 and June 30, 2019.

	December 31, 2019				June 30, 2019

in thousands	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$6,815	$(1,865)	$—	$4,950	$2,874	$(552)	$—	$2,322
Option contracts	1	—	—	1	61	—	—	61
Future contracts	60	—	—	60	2	—	—	2
Forward contracts	348	—	—	348	43	—	—	43
	$7,224	$(1,865)	$—	$5,359	$2,980	$(552)	$—	$2,428
Nettable derivative liabilities:
Open sale and purchase commitments	$2,738	$(149)	$—	$2,589	$4,093	$(271)	$—	$3,822
Margin accounts	7,873	—	(4,255)	3,618	11,652	—	(8,671)	2,981
Liability on price protection programs	2	—	—	2	22	—	—	22
Future contracts	2,840	—	—	2,840	1,241	—	—	1,241
Forward contracts	—	—	—	—	2,044	(139)	—	1,905
	$13,453	$(149)	$(4,255)	$9,049	$19,052	$(410)	$(8,671)	$9,971

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
Below is a summary of the net gains (losses) on derivative instruments for the three and six months ended December 31, 2019 and 2018.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Gains (losses) on derivative instruments:
Unrealized (losses) gains on open future commodity and forward contracts and open sale and purchase commitments, net	$(15,356)	$8,408	$9,755	$(11,490)
Realized gains (losses) on future commodity contracts, net	4,334	(1,239)	(12,111)	3,526
	$(11,022)	$7,169	$(2,356)	$(7,964)
The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the condensed consolidated statements of operations.

Summary of Hedging Positions
In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of December 31, 2019 and at June 30, 2019.

in thousands
	December 31, 2019	June 30, 2019
Inventories	$262,931	$292,861
Precious metals held under financing arrangements	196,972	208,792
	459,903	501,653

Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(1,398)	(17)
Premium on metals position	(4,177)	(4,424)
Precious metal value not hedged	(5,575)	(4,441)

	454,328	497,212

Commitments at market:
Open inventory purchase commitments	264,219	166,600
Open inventory sales commitments	(169,618)	(158,870)
Margin sale commitments	(7,873)	(11,652)
In-transit inventory no longer subject to market risk	(2,640)	(809)
Unhedgeable premiums on open commitment positions	1,849	838
Borrowed precious metals	(192,889)	(201,144)
Product financing arrangements	(79,766)	(94,505)
Advances on industrial metals	11,196	8,644
	(175,522)	(290,898)

Precious metal subject to price risk	278,806	206,314

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	99,652	133,612
Precious metals futures contracts at market values	179,255	72,218
Total market value of derivative financial instruments	278,907	205,830

Net precious metals subject to commodity price risk	$(101)	$484

Notional Balances of Derivatives
The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of December 31, 2019 and June 30, 2019, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	December 31, 2019	June 30, 2019
Purchase commitments	$264,219	$166,600
Sales commitments	$(169,618)	$(158,870)
Margin sales commitments	$(7,873)	$(11,652)
Open forward contracts	$99,652	$133,612
Open futures contracts	$179,255	$72,218
The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2019, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
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
Unrealized gains on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of operations totaled $125,000 and $52,000 for the three months ended December 31, 2019 and 2018, respectively. Unrealized gains (losses) on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of operations totaled $3,000 and $(18,000) for the six months ended December 31, 2019 and 2018, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands	December 31, 2019	June 30, 2019
Foreign exchange forward contracts	$3,642	$5,934
Open sale and purchase commitment transactions, net	$4,877	$4,667

12.     INCOME TAXES
Net income from operations before provision for income taxes is shown below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
U.S.	$1,681	$934	$2,082	$2,859
Foreign	6	10	13	18
	$1,687	$944	$2,095	$2,877

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate for the three and six months ended December 31, 2019 and 2018 are shown below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Federal	$353	$202	$438	$621
State and local	78	38	97	116
Foreign	1	2	2	4
Income tax expense	$432	$242	$537	$741

Effective tax rate	25.6%	25.6%	25.6%	25.8%

Tax Balances and Activity
Income Taxes Receivable and Payable
As of December 31, 2019 and June 30, 2019, income taxes receivable totaled $1.5 million and $1.5 million, respectively.
Deferred Tax Assets and Liabilities
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2019 and June 30, 2019, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary as of December 31, 2019 and June 30, 2019.
As of December 31, 2019, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.5 million and a federal deferred tax asset of $1.2 million, primarily comprised of net operating loss carryforwards. As of June 30, 2019, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.6 million and a federal deferred tax asset of $1.6 million primarily comprised of net operating loss carryforwards.
Net Operating Loss Carryforwards and Tax Credits
As of December 31, 2019 and June 30, 2019, the Company has approximately $7.0 million and $9.1 million of federal net operating loss carryforwards and approximately $15.5 million and $17.1 million, state and city net operating loss carryforwards, respectively. The Company's combined federal, state and city tax-effected net operating loss carryforwards totaled, as of December 31, 2019 and June 30, 2019, $2.6 million and $3.1 million, respectively. These net operating loss carryforwards start to expire in the year ending June 30, 2022.
As of December 31, 2019 and June 30, 2019, the Company has approximately $53,000 and $53,000, respectively, of a California state tax credit that can be carried-over indefinitely to future tax years.
Unrecognized Tax Benefits
The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of operations. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. For the six months ended December 31, 2019, there were no material movement in unrecognized tax benefits including interest and penalties.
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

4)
Goldline Lenders. In connection with the acquisition of Goldline, the Company entered into a privately placed credit facility with various lenders, which included some members of the Company's board of directors.

Our related party transactions include (i) sales and purchases of precious metals (ii) financing activity (iii) repurchase arrangements, and (iv) hedging transactions.
Below is a summary of our related party transactions. Reported transactions from the comparable prior period have been updated, as needed, to include the balances and activity according to our current list of related parties.
Balances with Related Parties
Receivables and Payables, Net
As of December 31, 2019 and June 30, 2019, the Company had related party receivables and payables balances as set forth below:

in thousands
	December 31, 2019			June 30, 2019
	Receivables		Payables	Receivables	Payables
Stack's Bowers Galleries	$9,279	(1)	$—	$17,630	$—
Equity method investees	2,011	(2)	728	4,978	163
SilverTowne	298	(3)	—	241	—
	$11,588		$728	$22,849	$163

_________________________________
(1) Balance principally includes two secured lines of credit with a balance of $7.8 million and $1.1 million (shown as a component of secured loans receivable) and trade receivable of $0.4 million. See "Secured Lines of Credit with Stack's Bowers Galleries", below.

(2) Balance primarily represents trade receivables, net (shown as a component of receivables).
(3) Balance primarily represents trade receivables, net (shown as a component of receivables).

Long-term Investments
    As of December 31, 2019 and June 30, 2019, the aggregate carrying balance of the equity method investments was $12.0 million and $11.9 million, respectively (see Note 9).
Secured Lines of Credit
On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $5.3 million. The loan is secured by precious metals and numismatic products. As of December 31, 2019 and June 30, 2019, the outstanding principal balance of this loan was $1.1 million and $6.4 million, respectively.
On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. As of December 31, 2019 and June 30, 2019, the outstanding principal balance this loan was $7.8 million and $7.5 million, respectively.

Long Term Debt Obligation
On December 7, 2018, the Company repaid the $7.5 million principal amount outstanding under the Goldline Credit Facility to the Goldline Lenders in full.  Under the terms of the principal repayment, the applicable credit and related agreements have been terminated and none of the parties thereto has any further rights or obligations thereunder. (See Note 14.)
Activity with Related Parties
Sales and Purchases
During the three and six months ended December 31, 2019 and 2018, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$7,764	$4,407	$1,613	$1,187	$18,765	$21,166	$19,088	$17,959
Equity method investees	128,297	6,311	142,889	2,214	229,320	21,150	275,487	5,688
SilverTowne L.P.	2,192	74	4,543	876	3,719	655	8,681	1,337
	$138,253	$10,792	$149,045	$4,277	$251,804	$42,971	$303,256	$24,984

Interest Income
During the three and six months ended December 31, 2019 and 2018, the Company earned interest income related to loans made to Stack's Bowers Galleries and to financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest income from secured loans receivables	$243	$275	$541	$489
Interest income from finance products and repurchase arrangements	1,513	1,623	3,140	3,431
	$1,756	$1,898	$3,681	$3,920

Interest Expense
During the three months ended December 31, 2019 and 2018, the Company incurred interest expense (including debt amortization costs) related to the debt payable to the Goldline Lenders that totaled $0 and $147,000, respectively. During the six months ended December 31, 2019 and 2018, the Company incurred interest expense (including debt amortization costs) related to the debt payable to the Goldline Lenders that totaled $0 and $342,000, respectively.
Other Income
During the three months ended December 31, 2019 and 2018, the Company recorded its proportional share of its equity method investee's net income as other income that totaled $102,000 and $311,000, respectively. During the six months ended December 31, 2019 and 2018, the Company recorded its proportional share of its equity method investee's net income as other income that totaled $114,000 and $559,000, respectively.
During the three months ended December 31, 2019 and 2018, the Company earned participation interest income related to one of CFC's secured lending agreements with Stack's Bowers Galleries that totaled $47,000 and $24,000, respectively. During the six months ended December 31, 2019 and 2018, the Company earned participation interest income related to one of CFC's secured lending agreements with Stack's Bowers Galleries that totaled $89,000 and $24,000, respectively.
During the three and six months ended December 31, 2018 the Company recorded an earn-out revaluation adjustment of $504,000 and $504,000, respectively, that was related to a contingent payable due to SilverTowne L.P.
Other Expense
During the three and six months ended December 31, 2018 , the Company incurred $157,000 and $157,000, respectively, of fees related to the payoff of the Goldline Credit Facility that was payable to the Goldline Lenders.

14.	FINANCING AGREEMENTS
Lines of Credit
Effective March 29, 2019, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as joint lead lender and administrative agent and Natixis acts as joint lead arranger and syndication agent for the syndicate. The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis. Subsequent to the quarterly period ended December 31, 2019, the Trading Credit Facility was amended on January 13, 2020 (see Note 19).
As of December 31, 2019, the Trading Credit Facility provided the Company with access up to $260.0 million, featuring a $210.0 million base, with a $50.0 million accordion option. The Trading Credit Facility is scheduled to terminate on March 27, 2020. From commencement of the Trading Credit Facility (i.e., March 31, 2016), the Company has incurred $3.4 million of accumulated loan costs. These loan costs have been capitalized when incurred and are amortized over the term of the Trading Credit Facility. As of December 31, 2019 and June 30, 2019, the remaining unamortized balance was approximately $0.2 million and $0.6 million, respectively.
The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line). The one-month LIBOR rate was approximately 1.76% and 2.40% as of December 31, 2019 and June 30, 2019, respectively. Borrowings are due on demand and totaled $180.0 million and $167.0 million at December 31, 2019 and at June 30, 2019, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility, after taking into account current borrowings, totaled $36.0 million and $11.6 million as determined on December 31, 2019 and on June 30, 2019, respectively.
The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of December 31, 2019 the minimum tangible net worth financial covenant under the Trading Credit Facility was $48.1 million. The Company is in compliance with all restrictive financial covenants as of December 31, 2019.
Interest expense related to the Company’s lines of credit totaled $1.9 million and $1.9 million, which represents 37.6% and 39.9% of the total interest expense recognized, for the three months ended December 31, 2019 and 2018, respectively. Our lines of credit carried a daily weighted average effective interest rate of 4.22% and 4.80%, respectively, for the three months ended December 31, 2019 and 2018.
Interest expense related to the Company’s lines of credit totaled $4.1 million and $3.9 million, which represents 39.6% and 47.4% of the total interest expense recognized, for the six months ended December 31, 2019 and 2018, respectively. Our lines of credit carried a daily weighted average effective interest rate of 4.49% and 4.66%, respectively, for the six months ended December 31, 2019 and 2018.
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
On December 7, 2018, the Company prepaid the $7.5 million principal amount outstanding under the Goldline Credit Facility. As such, there was no interest expense incurred for the six months ended December 31, 2019 related to this facility.
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
Notes Payable
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
As of December 31, 2019, the consolidated carrying balance of the Notes was $92.2 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $2.8 million, which is amortized using the effective interest method through the maturity date. As of December 31, 2019, the balance of the interest payable was $234,000. Interest on the Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.
For the three months ended December 31, 2019 and 2018, the interest expense related to the Notes (including loan amortization costs) totaled $1.3 million and $1.4 million, which represents 26.2% and 31.0% of the total interest expense recognized by the Company. For the three months ended December 31, 2019 and 2018, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.
For the six months ended December 31, 2019 and 2018, the interest expense related to the Notes (including loan amortization costs) totaled $2.8 million and $1.7 million, which represents 27.4% and 20.7% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2019 and 2018, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.
Liabilities on Borrowed Metals
The Company recorded liabilities on borrowed precious metals with market values totaling $192.9 million as of December 31, 2019, with corresponding metals totaling $171.0 million and $21.9 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated December 31, 2019 balance sheet. The Company recorded liabilities on borrowed metals with market values totaling $201.1 million as of June 30, 2019 with corresponding metals totaling $179.3 million and $21.8 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated June 30, 2019 balance sheet.
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
Liabilities on borrowed metals — Other
Liabilities may also arise from: (1) unallocated metal positions held by customers in the Company’s inventory, (2) amounts due to suppliers for the use of their consigned inventory, and (3) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represent an unsegregated inventory position that is due on demand, is a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals, or in cash.
Product Financing Arrangements
The Company has agreements with financial institutions (third parties) that allow the Company to transfer its gold and silver inventory at an agreed-upon price based on the spot price with these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of operations. Such obligation totaled $79.8 million and $94.5 million as of December 31, 2019 and June 30, 2019, respectively.
15. COMMITMENTS AND CONTINGENCIES
Refer to Note 2 for information relating to minimum rental payments under operating and finance leases. Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2019 Annual Report for information relating to consulting and employment contracts, and other commitments. The Company is not aware of any material changes to commitments as summarized the 2019 Annual Report, other than as summarized below.
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
16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of December 31, 2019, no shares had been repurchased under the program.
2014 Stock Award and Incentive Plan
The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved by the Company's stockholders on November 2, 2017. As of December 31, 2019, 303,664 shares were authorized for issuance under the 2014 Plan, which terminates in 2027.
Under the 2014 Plan, the Company may grant options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of the Company's stock. Awards under the 2014 Plan may be granted in the form of incentive or non-qualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 2014 Plan also authorizes grants of performance-based, market-based, and cash incentive awards. The 2014 Plan is administered by the Compensation Committee of the Board of Directors, which, in its discretion, may select officers and other employees, directors (including non-employee directors) and consultants to the Company and its subsidiaries to receive grants of awards. The Board of Directors itself may perform any of the functions of the Compensation Committee under the 2014 Plan.
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

Stock Options
During the three months ended December 31, 2019 and 2018, the Company incurred $237,665 and $284,144 of compensation expense related to stock options, respectively. During the six months ended December 31, 2019 and 2018, the Company incurred $403,969 and $553,176 of compensation expense related to stock options, respectively. As of December 31, 2019, there was total remaining compensation expense of $1.7 million related to employee stock options, which will be recorded over a weighted average period of approximately 2.8 years.
The following table summarizes the stock option activity for the six months ended December 31, 2019.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2019	956,998	$17.08	$787	$5.88
Granted	297,731	$10.91
Cancellations, expirations and forfeitures	(25,667)	$17.42
Outstanding at December 31, 2019	1,229,062	$15.58	$1	$5.44

Exercisable at December 31, 2019	747,227	$17.07	$—	$6.03

Following is a summary of the status of stock options outstanding at December 31, 2019.

		Options Outstanding			Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
From	To
$—	$10.00	154,240	3.77	$8.37	134,239	2.85	$8.39
$10.01	$15.00	501,834	8.09	$11.71	144,835	4.61	$12.39
$15.01	$25.00	472,988	6.77	$19.95	393,153	6.57	$20.14
$25.01	$60.00	100,000	6.14	$25.50	75,000	6.14	$25.50
		1,229,062	6.88	$15.58	747,227	5.48	$17.07
Restricted Stock Units
The RSUs are not transferable and automatically convert to shares of common stock on a one -for-one basis as the awards vest. Additionally, the RSUs were issued with a market-based condition and provide for accelerated vesting under certain conditions.
During the three months ended December 31, 2019 and 2018, the Company incurred $6,267 and $0 of compensation expense related to RSUs, respectively. During the six months ended December 31, 2019 and 2018, the Company incurred $6,267 and $0 of compensation expense related to RSUs, respectively. The remaining compensation expense that will be recorded under restricted stock unit ("RSU") grants totals $40,703, which will be recorded over a weighted average period of approximately 3.5 years.
The following table summarizes the RSU activity for the six months ended December 31, 2019:

	Awards Outstanding		Weighted Average Fair Value per Unit at Grant Date
Outstanding at June 30, 2019	—		$—
Shares granted	7,000	(1)	6.71
Outstanding at December 31, 2019	7,000		$6.71

Vested but unissued at December 31, 2019	—		$—

Valuation and Other Significant Assumptions of Equity Awards Issued
The Company used the Black-Scholes pricing model, which used various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates, to determine the estimated grant-date fair value of its stock options issued.
To value the Company's market-based RSUs issued, the Company utilized the Monte Carlo simulation model to arrive at a grant-date fair value. Our valuation accounted for market-based vesting conditions that requires the Company's stock price to equal or exceed $15.00 per share for a 30-day calendar period prior to the end of the performance period (that is, from November 22, 2019 to June 30, 2023). Our fair value estimate does not reflect the acceleration of the market-based RSUs upon a change-in-control of the Company; the effects of change-in-control are only considered when a change-in-control is probable.
No tax benefit was recognized in the condensed consolidated statements of income related to share-based compensation for the three and six months ended December 31, 2019 and 2018. No share-based compensation was capitalized for the three or six months ended December 31, 2019 and 2018.
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
17. CUSTOMER AND SUPPLIER CONCENTRATIONS
Customer Concentration
Customers providing 10 percent or more of the Company's revenues for the three and six months ended December 31, 2019 are presented on a comparative basis, with their corresponding balances for the three and six months ended December 31, 2018 in the table below:

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,055,590	100.0%	$1,100,912	100.0%	$2,536,604	100.0%	$2,666,002	100.0%
Customer concentrations
HSBC Bank USA(1)	$126,581	12.0%	$244,871	22.2%	$398,780	15.8%	$624,993	23.4%
TD Securities	96,925	9.2	—	—	396,960	15.6%	—	—%
	$223,506	21.2%	$244,871	22.2%	$795,740	31.4%	$624,993	23.4%
________________________________
(1)
Sales with these trading partners are primarily comprised of sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product.

The Company did not have a customer that comprised 10 percent or more of the Company's aggregate accounts receivable balance as of December 31, 2019.

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

Revenue

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Revenue by segment (1)(2)
Wholesale Trading & Ancillary Services (3)	$1,038,154		$1,088,188		$2,499,087		$2,642,501
Direct Sales	17,436	(a)	12,724	(b)	37,517	(c)	23,501	(d)
	$1,055,590		$1,100,912		$2,536,604		$2,666,002

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
(a) Includes $4.8 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b) Includes $0.1 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(c) Includes $13.1 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(d) Includes $0.3 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Revenue by geographic region (as determined by the shipping address or where the services were performed):
United States	$781,043	$968,883	$1,886,664	$2,344,519
Europe	93,308	48,609	155,410	138,761
North America, excluding United States	166,835	82,285	467,232	178,669
Asia Pacific	12,822	614	18,935	2,957
Africa	—	—	31	1
Australia	1,582	521	8,332	1,095
	$1,055,590	$1,100,912	$2,536,604	$2,666,002

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Gross profit by segment(1)
Wholesale Trading & Ancillary Services	$6,597	$6,804	$13,357	$14,216
Direct Sales	1,534	1,513	3,114	2,576
Total gross profit	$8,131	$8,317	$16,471	$16,792
Gross margin percentage by segment(1)
Wholesale Trading & Ancillary Services	0.635%	0.625%	0.534%	0.538%
Direct Sales	8.798%	11.891%	8.300%	10.961%
Weighted average gross margin percentage	0.770%	0.755%	0.649%	0.630%

_________________________________
(1) The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Operating income (expense) by segment
Wholesale Trading & Ancillary Services
Selling, general and administrative expenses	$(5,477)	$(5,649)	$(11,279)	$(10,907)
Interest income	$2,230	$2,354	$4,492	$4,406
Interest expense	$(2,444)	$(2,974)	$(5,270)	$(4,854)
Other income, net	$102	$815	$114	$1,063
Unrealized income (loss) on foreign exchange	$125	$52	$3	$(18)
Secured Lending
Selling, general and administrative expenses	$(384)	$(344)	$(732)	$(689)
Interest income	$4,002	$2,298	$7,508	$4,797
Interest expense	$(2,637)	$(1,535)	$(4,953)	$(3,012)
Other income, net	$47	$24	$89	$24
Direct Sales
Selling, general and administrative expenses	$(2,009)	$(2,110)	$(4,129)	$(4,226)
Interest expense	$—	$(147)	$—	$(342)
Other income (expense), net	$1	$(157)	$(219)	$(157)
Net income (loss) before provision for income taxes

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income (loss) before provision for income taxes by segment
Wholesale Trading & Ancillary Services	$1,133	$1,402	$1,417	$3,906
Secured Lending	1,028	443	1,912	1,120
Direct Sales	(474)	(901)	(1,234)	(2,149)
	$1,687	$944	$2,095	$2,877
Depreciation and Amortization

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Depreciation and amortization by segment
Wholesale Trading & Ancillary Services	$(403)	$(395)	$(800)	$(791)
Secured Lending	(19)	—	(35)	—
Direct Sales	(244)	(306)	(499)	(607)
	$(666)	$(701)	$(1,334)	$(1,398)
Advertising expense

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Advertising expense by segment
Wholesale Trading & Ancillary Services	$(12)	$(161)	$(68)	$(268)
Secured Lending	(2)	(1)	(5)	(4)
Direct Sales	(332)	(486)	(736)	(966)
	$(346)	$(648)	$(809)	$(1,238)

Precious metals held under financing arrangements

in thousands
	December 31, 2019	June 30, 2019
Precious metals held under financing arrangements by segment
Wholesale Trading & Ancillary Services	$196,972	$208,792
Total precious metals held under financing arrangements	$196,972	$208,792

Inventories

in thousands
	December 31, 2019	June 30, 2019
Inventories by segment
Wholesale Trading & Ancillary Services	$254,934	$285,250
Direct Sales	7,997	7,611
	$262,931	$292,861

in thousands
	December 31, 2019	June 30, 2019
Inventories by geographic region
United States	$251,995	$280,924
Europe	3,892	3,944
North America, excluding United States	6,858	7,452
Asia	186	541
	$262,931	$292,861

Total Assets

in thousands
	December 31, 2019	June 30, 2019
Assets by segment
Wholesale Trading & Ancillary Services	$531,005	$561,902
Secured Lending	154,637	130,143
Direct Sales	15,300	13,317
	$700,942	$705,362

in thousands
	December 31, 2019	June 30, 2019
Assets by geographic region
United States	$686,959	$689,287
Europe	6,939	8,082
North America, excluding United States	6,858	7,452
Asia	186	541
	$700,942	$705,362
Long-term Assets

in thousands
	December 31, 2019	June 30, 2019
Long-term assets by segment
Wholesale Trading & Ancillary Services	$39,009	$32,816
Secured Lending	318	280
Direct Sales	4,372	3,416
	$43,699	$36,512

in thousands
	December 31, 2019	June 30, 2019
Long-term assets by geographic region
United States	$43,646	$36,459
Europe	53	53
	$43,699	$36,512
Capital Expenditures for Property, Plant, and Equipment

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Capital expenditures on property, plant, and equipment by segment
Wholesale Trading & Ancillary Services	$279	$16	$376	$138
Secured Lending	35	—	72	—
Direct Sales	4	—	7	—
	$318	$16	$455	$138

Goodwill and Intangible Assets

in thousands
	December 31, 2019	June 30, 2019
Goodwill and Intangibles by segment
Wholesale Trading & Ancillary Services	$12,017	$12,087
Direct Sales	2,358	2,646
	$14,375	$14,733
19.     SUBSEQUENT EVENTS
Lines of Credit
On January 13, 2020, the Company entered into a First Amendment (the "First Amendment") to the Amended and Restated Uncommitted Credit Agreement with Cooperative Rabobank U.A. as Joint Lead Arranger and Administrative Agent, Natixis as Joint Lead Arranger and Syndication Agent, and various lenders (as amended, the “Trading Credit Facility”). The amended Trading Credit Facility originally became effective as of March 29, 2019. As a result of the First Amendment, (i) Bank of China Limited, New York Branch has been added as a Lender (as defined) under the Credit Agreement, and (ii) the credit facility provided under the Credit Agreement has been increased from $210 million base to a $220 million base. With the $50 million accordion feature, the total facility available to the Company is now $270 million. The First Amendment sets forth certain other conforming amendments.

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
for the comparable periods.

•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of December 31, 2019. Included in this section is a discussion of our: outstanding debt, the amount of financial capacity available to fund our future commitments and other financing arrangements.

•
Critical accounting policies. This section discusses critical accounting policies that are considered both important to our financial condition and results of operations, and require management to make significant judgment and estimates. All of our significant accounting policies, including the critical accounting policies are also summarized in Note 2 of the notes to the condensed consolidated financial statements.

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
CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of December 31, 2019, CFC and AMCF had, in aggregate, approximately $152.3 million in secured loans outstanding, of which approximately 74.8% were acquired from third-parties (some of which may be customers of A-Mark) and approximately 25.2% were originated by CFC.
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
Factors Affecting Revenues, Gross Profits, Interest Income, and Interest Expense
Revenues. The Company enters into transactions to sell and deliver gold, silver, platinum, and palladium to industrial and commercial users, coin and bullion dealers, mints, and financial institutions. The metals are investment or industrial grade and are sold in a variety of shapes and sizes.
The Company also sells precious metals on forward contracts at a fixed price based on current prevailing precious metal spot prices with a certain delivery date in the future (up to six months from inception date of the forward contract). The Company also uses other derivative products (primarily futures contracts) or a combinations thereof to hedge commodity risks. We enter into these forward and future contracts as part of our hedging strategy to mitigate our price risk of holding inventory; they are not entered into for speculative purposes.
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
The period of time that inventory is held by the Company varies depending upon the nature of our inventory commitments with customers and suppliers. (See Note 6 of the notes to condensed consolidated financial statements for a description of our classifications of inventory by type.) When management analyzes inventory turnover on a period over period basis, consideration is given to each inventory type and its corresponding impact on the inventory turnover calculation. Management's analysis includes the following:

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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended December 31, 2019 and 2018
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended December 31, 2019 and 2018 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended December 31,	2019		2018		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,055,590	100.000%	$1,100,912	100.000%	$(45,322)	(4.1)%
Gross profit	8,131	0.770%	8,317	0.755%	$(186)	(2.2)%
Selling, general, and administrative expenses	(7,870)	(0.746)%	(8,103)	(0.736)%	$(233)	(2.9)%
Interest income	6,232	0.590%	4,652	0.423%	$1,580	34.0%
Interest expense	(5,081)	(0.481)%	(4,656)	(0.423)%	$425	9.1%
Other income, net	150	0.014%	682	0.062%	$(532)	(78.0)%
Unrealized gain on foreign exchange	125	0.012%	52	0.005%	$73	140.4%
Net income before provision for income taxes	1,687	0.160%	944	0.086%	$743	78.7%
Income tax expense	(432)	(0.041)%	(242)	(0.022)%	$190	78.5%
Net income	1,255	0.119%	702	0.064%	$553	78.8%
Net income attributable to non-controlling interests	21	0.002%	125	0.011%	$(104)	(83.2)%
Net income attributable to the Company	$1,234	0.117%	$577	0.052%	$657	113.9%

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$0.17		$0.08		$0.09	112.5%
Diluted	$0.17		$0.08		$0.09	112.5%

Performance Metrics: (1)
Gold ounces sold(2)	428,000		440,000		(12,000)	(2.7)%
Silver ounces sold(3)	14,102,000		20,041,000		(5,939,000)	(29.6)%
Inventory turnover ratio(4)	3.3		3.9		(0.6)	(15.4)%
Number of secured loans at period end(5)	3,725		1,931		1,794	92.9%

_________________________________

(1)	See "Results of Segments" for ticket count volume by segment.

(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(4)
Inventory turnover ratio is the cost of sales divided by average inventory for the period presented above. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Six Months Ended December 31, 2019 and 2018

Condensed Consolidated Results of Operations
The operating results of our business for the six months ended December 31, 2019 and 2018 are as follows:

in thousands, except per share data and performance metrics
Six Months Ended December 31,	2019		2018		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$2,536,604	100.000%	$2,666,002	100.000%	$(129,398)	(4.9)%
Gross profit	16,471	0.649%	16,792	0.630%	$(321)	(1.9)%
Selling, general, and administrative expenses	(16,140)	(0.636)%	(15,822)	(0.593)%	$318	2.0%
Interest income	12,000	0.473%	9,203	0.345%	$2,797	30.4%
Interest expense	(10,223)	(0.403)%	(8,208)	(0.308)%	$2,015	24.5%
Other (expense) income, net	(16)	(0.001)%	930	0.035%	$946	101.7%
Unrealized gain (loss) on foreign exchange	3	—%	(18)	(0.001)%	$21	NM
Net income before provision for income taxes	2,095	0.083%	2,877	0.108%	$(782)	(27.2)%
Income tax expense	(537)	(0.021)%	(741)	(0.028)%	$(204)	(27.5)%
Net income	1,558	0.061%	2,136	0.080%	$(578)	(27.1)%
Net income attributable to non-controlling interests	196	0.008%	78	0.003%	$118	151.3%
Net income attributable to the Company	$1,362	0.054%	$2,058	0.077%	$(696)	(33.8)%

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$0.19		$0.29		$(0.10)	(34.5)%
Diluted	$0.19		$0.29		$(0.10)	(34.5)%

Performance Metrics:(1)
Gold ounces sold(2)	1,004,000		975,000		29,000	3.0%
Silver ounces sold(3)	35,013,000		38,320,000		(3,307,000)	(8.6)%
Inventory turnover ratio(4)	9.1		9.5		(0.4)	(4.2)%
Number of secured loans at period end(5)	3,725		1,931		1,794	92.9%

_________________________________

NM	Not meaningful.

(1)	See "Results of Segments" for ticket count volume by segment.

(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(4)
Inventory turnover ratio is the cost of sales divided by average inventory for the period presented above. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the period.

Revenues
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,055,590	100.000%	$1,100,912	100.000%	$(45,322)	(4.1)%
Performance Metrics
Gold ounces sold	428,000		440,000		(12,000)	(2.7)%
Silver ounces sold	14,102,000		20,041,000		(5,939,000)	(29.6)%

Revenues for the three months ended December 31, 2019 decreased $45.3 million, or 4.1%, to $1.056 billion from $1.101 billion in 2018. Our revenues decreased primarily due to lower forward sales (about $0.2 billion of the aggregate change), a decrease in the total amount of gold and silver ounces sold, offset by higher gold and silver prices.
Gold ounces sold for the three months ended December 31, 2019 decreased 12,000 ounces, or 2.7%, to 428,000 ounces from 440,000 ounces in 2018. Silver ounces sold for the three months ended December 31, 2019 decreased 5,939,000 ounces, or 29.6%, to 14,102,000 ounces from 20,041,000 ounces in 2018. On average, the selling prices for gold increased by 20.5% and selling prices for silver increased by 18.3% during the three months ended December 31, 2019 as compared to 2018.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$2,536,604	100.000%	$2,666,002	100.000%	$(129,398)	(4.9)%
Performance Metrics
Gold ounces sold	1,004,000		975,000		29,000	3.0%
Silver ounces sold	35,013,000		38,320,000		(3,307,000)	(8.6)%

Revenues for the six months ended December 31, 2019 decreased $129.4 million, or 4.9%, to $2.537 billion from $2.666 billion in 2018. Our revenues decreased primarily due to lower forward sales (about $0.6 billion of the aggregate change) and lower silver ounces sold, offset by an increase in higher gold and silver prices and higher gold ounces sold.
Gold ounces sold for the six months ended December 31, 2019 increased 29,000 ounces, or 3.0%, to 1,004,000 ounces from 975,000 ounces in 2018. Silver ounces sold for the six months ended December 31, 2019 decreased 3,307,000 ounces, or 8.6%, to 35,013,000 ounces from 38,320,000 ounces in 2018. On average, the selling prices for gold increased by 20.8% and selling prices for silver increased by 15.8% during the six months ended December 31, 2019 as compared to 2018.

Gross Profit
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$8,131	0.770%	$8,317	0.755%	$(186)	(2.2)%
Performance Metric
Inventory turnover ratio	3.3		3.9		(0.6)	(15.4)%

Gross profit for the three months ended December 31, 2019 decreased by $0.2 million, or 2.2%, to $8.1 million from $8.3 million in 2018. Overall gross profit decreased primarily due to lower gross profits earned by the Wholesale Trading & Ancillary Services segment, offset by improved gross profits from the Direct Sales segment and higher trading profits.
The Company’s gross margin percentage increased by 2.0% to 0.770% from 0.755% in 2018. The increase in gross margin percentage was attributable to lower forward sales ($0.2 billion), which increase revenues but are associated with negligible gross margin, and by higher trading profits. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
Our inventory turnover rate for the three months ended December 31, 2019 decreased by 15.4%, to 3.3 from 3.9 in 2018. The decrease in our inventory turnover rate was primarily due to higher average inventory balances associated with product financing arrangements and lower volume of ounces sold on forward contracts, offset by lower average inventory held for sale balances during the three months ended December 31, 2019 as compared to 2018.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$16,471	0.649%	$16,792	0.630%	$(321)	(1.9)%
Performance Metric
Inventory turnover ratio	9.1		9.5		(0.4)	(4.2)%

Gross profit for the six months ended December 31, 2019 decreased by $0.3 million, or 1.9%, to $16.5 million from $16.8 million in 2018. Overall gross profit decreased due to lower gross profits from the Wholesale Trading & Ancillary segment, offset by improved gross profit from the Direct Sales segment and higher trading profits.
The Company’s gross margin percentage increased by 3.0% to 0.649% from 0.630% in 2018. The increase in gross margin percentage was largely attributable to lower forward sales ($0.6 billion), which increase revenues but are associated with negligible gross margin that can significantly affect the gross margin percentage, and by higher trading profits. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
Our inventory turnover rate for the six months ended December 31, 2019 decreased by 4.2%, to 9.1 from 9.5 in 2018. The decrease in our inventory turnover rate was primarily due to the lower volume of ounces sold on forward contracts during the six months ended December 31, 2019 as compared to 2018.
Selling, General and Administrative Expense
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general, and administrative expenses	$(7,870)	(0.746)%	$(8,103)	(0.736)%	$(233)	(2.9)%

Selling, general and administrative expenses for the three months ended December 31, 2019 decreased $0.2 million, or 2.9%, to $7.9 million from $8.1 million in 2018. The change was primarily due to lower operating expenses incurred by our Direct Sales segment of $0.1 million, consulting expenses of $0.2 million and recoveries on insurance claims of $0.2 million, which were partially offset by increased overall compensation costs of $0.2 million.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general, and administrative expenses	$(16,140)	(0.636)%	$(15,822)	(0.593)%	$318	2.0%

Selling, general and administrative expenses for the six months ended December 31, 2019 increased $0.3 million, or 2.0%, to $16.1 million from $15.8 million in 2018. The change was primarily due to higher overall compensation costs of $0.3 million, and deductibles on insurance claims of $0.2 million; which were partially offset by lower operating expenses incurred by our Direct Sales segment of $0.1 million, and lower information technology costs of $0.2 million.
Interest Income
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$6,232	0.590%	$4,652	0.423%	$1,580	34.0%
Performance Metric
Number of secured loans at period-end	3,725		1,931		1,794	92.9%

Interest income for the three months ended December 31, 2019 increased $1.6 million, or 34.0%, to $6.2 million from $4.7 million in 2018. The aggregate increase in interest income was primarily due to higher interest income from our Secured

Lending segment and other finance product income.
Interest income from our Secured Lending segment increased by $1.7 million in comparison to the same year-ago period, which represents approximately 107.8% of the aggregate increase. The increase in interest income from secured loans was primarily due to an increase in the value of the secured loan portfolio and to a lesser extent, an increase in our aggregate weighted-average interest rate. The number of secured loans outstanding increased by 92.9% to 3,725 from 1,931 in 2018. Typically, the number of loans increase during periods of increasing precious metal pricing and decrease during periods of declining precious metal prices. As spot-prices of precious metal commodities have increased on an average basis since the end of first quarter of fiscal 2019 (i.e., the closing spot prices of gold and silver were $1,192.70 and $14.69, respectively) to end of second quarter of fiscal 2020 (the closing spot prices of gold and silver were $1,520.10 and $17.88, respectively), the number of our secured loans outstanding has increased each subsequent quarter, as well.
The interest income from our other finance product income decreased by $0.1 million in comparison to the same year-ago period.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$12,000	0.473%	$9,203	0.345%	$2,797	30.4%
Performance Metric
Number of secured loans at period-end	3,725		1,931		1,794	92.9%

Interest income for the six months ended December 31, 2019 increased $2.8 million, or 30.4%, to $12.0 million from $9.2 million in 2018. The aggregate increase in interest income was primarily due to interest income earned by our Secured Lending Segment and other finance product income.
The increase in interest income from our Secured Lending segment increased by $2.7 million or by 56.5% in comparison to the same year-ago period, which represents approximately 96.9% of the aggregate increase. The increase in interest income from secured loans was primarily due to an increase in the value of the secured loan portfolio and to a lesser extent, an increase in our aggregate weighted-average interest rate. The number of secured loans outstanding increased by 92.9% to 3,725 from 1,931 in 2018. Typically, the number of loans increase during periods of increasing precious metal pricing and decrease during periods of declining precious metal prices. As spot-prices of precious metal commodities have increased on an average basis since the end of first quarter of fiscal 2019 (i.e., the closing spot prices of gold and silver were $1,192.70 and $14.69, respectively) to end of second quarter of fiscal 2020 (the closing spot prices of gold and silver were $1,520.10 and $17.88, respectively), the number of our secured loans outstanding has increased each subsequent quarter as well.
The interest income from our other finance product income increased by $0.1 million in comparison to the same year-ago period.
Interest Expense
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(5,081)	(0.481)%	$(4,656)	(0.423)%	$425	9.1%

Interest expense for the three months ended December 31, 2019 increased $0.4 million, or 9.1% to $5.1 million from $4.7 million in 2018. The increase in interest expense was related primarily to our Trading Credit Facility, product financing arrangements, loan servicing fees, partially offset by a reduction of interest expense related to liabilities on borrowed metals and the Goldline Credit Facility. As compared to the same year-ago period, the following interest expense components increased: (i) $0.1 million, related to our Trading Credit Facility (including debt amortization costs), (ii) $0.2 million, related to product financing arrangements, (iii) $0.4 million, related to loan servicing costs, partially offset by reductions of (iv) $(0.2) million related to our liabilities on borrowed metals and (v) $(0.1) million related to the Goldline Credit Facility. The Goldline Credit Facility was paid off in full during second quarter of fiscal year 2019.

Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(10,223)	(0.403)%	$(8,208)	(0.308)%	$2,015	24.5%

Interest expense for the six months ended December 31, 2019 increased $2.0 million, or 24.5% to $10.2 million from $8.2 million in 2018. The increase in interest expense was related primarily to our Trading Credit Facility, notes payable, product financing arrangements, loan servicing fees, partially offset by a reduction of interest expense related to liabilities on borrowed metals and the Goldline Credit Facility. As compared to the same year-ago period, the following interest expense components increased by: (i) $0.2 million, related to our Trading Credit Facility (including debt amortization costs), (ii) $1.1 million, related to notes payable (including debt amortization costs) that was issued in September of 2018, (iii) $0.3 million, related to product financing arrangements, (iv) $0.7 million, related to loan servicing costs, partially offset a reduction of (v) $(0.3) million related to the Goldline Credit Facility. The Goldline Credit Facility was paid off in full during second quarter of fiscal year 2019.
Other income, net
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Other income, net	$150	0.014%	$682	0.062%	$(532)	(78.0)%
Other income, net for the three months ended December 31, 2019 decreased $0.5 million or 78.0% to $0.2 million from $0.7 million in 2018. The aggregate decrease (in other income, net) was related primarily due to (i) a decrease in the Company’s proportionate share of our equity-method investees' earnings by $0.2 million compared to the prior comparable quarter, (ii) an earn-out revaluation adjustment of $0.5 million that was recorded as other income and recognized during the three months ended December 31, 2018, offset by (iii) $0.2 million of fees related to the payoff of the Goldline Credit Facility that was recorded as other expense during the three months ended December 31, 2018.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Other (expense) income, net	$(16)	(0.001)%	$930	0.035%	$946	101.7%
Other (expense) income, net for the six months ended December 31, 2019 increased $0.9 million, or 101.7% to $(16) thousand (other expense, net) from $0.9 million (other income, net)in 2018. The aggregate increase (in other expense, net) was related primarily due to: i) a decrease in the Company’s proportionate share of our equity-method investees' earnings by $0.5 million (recorded as other income) compared to the prior comparable six-month period, ii) an earn-out revaluation adjustment of $0.5 million that was recorded as other income and recognized during the six months ended December 31, 2018, iii) $0.2 million of costs recorded as other expense associated with the settlement of our purchase of Goldline that was recognized during the six months ended December 31, 2019, offset by iv) $0.2 million of fees related to the payoff of the Goldline Credit Facility that was recorded as other expense during the six months ended December 31, 2018.

Provision for Income Taxes
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Income tax expense	$(432)	(0.041)%	$(242)	(0.022)%	$190	78.5%

Our income tax expense was $0.4 million and $0.2 million for the three months ended December 31, 2019 and 2018, respectively. Our effective tax rate was approximately 25.6% and 25.6% for the three months ended December 31, 2019 and 2018, respectively. For the three months ended December 31, 2019, our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of federal tax benefit) and the exclusion of profits related to the Company's minority interests.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Income tax expense	$(537)	(0.021)%	$(741)	(0.028)%	$(204)	(27.5)%

Our income tax expense was $0.5 million and $0.7 million for the six months ended December 31, 2019 and 2018, respectively. Our effective tax rate was approximately 25.6% and 25.8% for the six months ended December 31, 2019 and 2018, respectively. For the six months ended December 31, 2019, our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of federal tax benefit) and the exclusion of profits related to the Company's minority interests.

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
Overview of Results of Operations for the Three Months Ended December 31, 2019 and 2018
— Wholesale Trading & Ancillary Services Segment
The operating results of our Wholesale Trading & Ancillary Services segment for the three months ended December 31, 2019 and 2018 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended December 31,	2019		2018		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,038,154	100.000%	$1,088,188	100.000%	$(50,034)	(4.6)%
Gross profit	6,597	0.635%	6,804	0.625%	$(207)	(3.0)%
Selling, general, and administrative expenses	(5,477)	(0.528)%	(5,649)	(0.519)%	$(172)	(3.0)%
Interest income	2,230	0.215%	2,354	0.216%	$(124)	(5.3)%
Interest expense	(2,444)	(0.235)%	(2,974)	(0.273)%	$(530)	(17.8)%
Other income	102	0.010%	815	0.075%	$(713)	(87.5)%
Unrealized gain on foreign exchange	125	0.012%	52	0.005%	$73	140.4%
Net income before provision for income taxes	$1,133	0.109%	$1,402	0.129%	$(269)	(19.2)%

Performance Metrics:
Gold ounces sold(1)	420,000		436,000		(16,000)	(3.7)%
Silver ounces sold(2)	13,976,000		19,772,000		(5,796,000)	(29.3)%
Wholesale Trading ticket volume(3)	30,554		33,007		(2,453)	(7.4)%

_________________________________

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by our trading desks in El Segundo, California for the Wholesale Trading & Ancillary Services segment.

Overview of Results of Operations for the Six Months Ended December 31, 2019 and 2018
— Wholesale Trading & Ancillary Services Segment
The operating results of our Wholesale Trading & Ancillary Services segment for the six months ended December 31, 2019 and 2018 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2019		2018		$	%
	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$2,499,087	100.000%	$2,642,501	100.000%	$(143,414)	(5.4)%
Gross profit	13,357	0.534%	14,216	0.538%	$(859)	(6.0)%
Selling, general, and administrative expenses	(11,279)	(0.451)%	(10,907)	(0.413)%	$372	3.4%
Interest income	4,492	0.180%	4,406	0.167%	$86	2.0%
Interest expense	(5,270)	(0.211)%	(4,854)	(0.184)%	$416	8.6%
Other income, net	114	0.005%	1,063	0.040%	$(949)	(89.3)%
Unrealized gain (loss) on foreign exchange	3	—%	(18)	(0.001)%	$21	NM
Net income before provision for income taxes	$1,417	0.057%	$3,906	0.148%	$(2,489)	(63.7)%

Performance Metrics:
Gold ounces sold(1)	986,000		968,000		18,000	1.9%
Silver ounces sold(2)	34,696,000		37,787,000		(3,091,000)	(8.2)%
Wholesale Trading ticket volume(3)	66,802		65,020		1,782	2.7%

_________________________________

NM	Not meaningful.

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.

(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.

(3)	Trading ticket volume represents the total number of product orders processed by A-Mark.

Revenues — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$1,038,154	100.000%	$1,088,188	100.000%	$(50,034)	(4.6)%
Performance Metrics
Gold ounces sold	420,000		436,000		(16,000)	(3.7)%
Silver ounces sold	13,976,000		19,772,000		(5,796,000)	(29.3)%

Revenues for the three months ended December 31, 2019 decreased $50.0 million, or 4.6%, to $1.038 billion from $1.088 billion in 2018. Our revenues decreased primarily due to lower forward sales (about $0.2 billion of the aggregate change), lower silver and gold ounces sold, offset by higher gold and silver prices.
Gold ounces sold for the three months ended December 31, 2019 decreased 16,000 ounces, or 3.7%, to 420,000 ounces from 436,000 ounces in 2018. Silver ounces sold for the three months ended December 31, 2019 decreased 5,796,000 ounces, or 29.3%, to 13,976,000 ounces from 19,772,000 ounces in 2018. On average, the selling prices for gold increased by 20.5% and selling prices for silver increased by 18.5% during the three months ended December 31, 2019 as compared to 2018.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$2,499,087	100.000%	$2,642,501	100.000%	$(143,414)	(5.4)%
Performance Metrics
Gold ounces sold	986,000		968,000		18,000	1.9%
Silver ounces sold	34,696,000		37,787,000		(3,091,000)	(8.2)%

Revenues for the six months ended December 31, 2019 decreased $0.143 billion, or 5.4%, to $2.499 billion from $2.643 billion in 2018. Our revenues decreased due to lower forward sales (about $0.6 billion of the aggregate change) and a decrease in the total amount of silver ounces sold, offset by an increase in the total amount of gold ounces sold and higher gold and silver prices.
Gold ounces sold for the six months ended December 31, 2019 increased 18,000 ounces, or 1.9%, to 986,000 ounces from 968,000 ounces in 2018. Silver ounces sold for the six months ended December 31, 2019 decreased 3,091,000 ounces, or 8.2%, to 34,696,000 ounces from 37,787,000 ounces in 2018. On average, the selling prices for gold increased by 20.8% and selling prices for silver increased by 16.1% during the six months ended December 31, 2019 as compared to 2018.

Gross Profit — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$6,597	0.635%	$6,804	0.625%	$(207)	(3.0)%
Performance Metric
Wholesale trading ticket volume	30,554		33,007		(2,453)	(7.4)%

Gross profit for the three months ended December 31, 2019 decreased by $0.2 million, or 3.0%, to $6.6 million from $6.8 million in 2018. Overall gross profit decreased primarily due to lower sales volumes, offset by increased trading profits.
This segment’s profit margin percentage increased by 1.7% to 0.635% from 0.625% in 2018. The increase in gross margin percentage was largely attributable to lower forward sales ($0.2 billion), which increase revenues but are associated with negligible gross margin, and increased trading profits. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

The wholesale trading ticket volume for the three months ended December 31, 2019 decreased by 2,453 tickets, or 7.4%, to 30,554 tickets from 33,007 tickets in 2018. The decrease in our trading ticket volume is indicative of lower trading activity as compared to 2018.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$13,357	0.534%	$14,216	0.538%	$(859)	(6.0)%
Performance Metric
Wholesale trading ticket volume	66,802		65,020		1,782	2.7%

Gross profit for the six months ended December 31, 2019 decreased by $0.9 million, or 6.0%, to $13.4 million from $14.2 million in 2018. Overall gross profit decreased primarily due to lower sales volumes of silver ounces sold, offset by increased trading profits.
This segment’s profit margin percentage decreased by 0.7% to 0.534% from 0.538% in 2018. The decrease in gross margin percentage was primarily due to compressed trading spreads, offset by lower forward sales ($0.6 billion), which increase revenues but are associated with negligible gross margin, and increased trading profits. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.
The wholesale trading ticket volume for the six months ended December 31, 2019 increased by 1,782 tickets, or 2.7%, to 66,802 tickets from 65,020 tickets in 2018. The increase in our trading ticket volume is indicative of higher online-portal trading activity as compared to 2018. Orders placed through our online-trading portal tend to be smaller dollar value tickets than orders placed through our trading desks.
Selling, General and Administrative Expenses — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general, and administrative expenses	$(5,477)	(0.528)%	$(5,649)	(0.519)%	$(172)	(3.0)%

Selling, general and administrative expenses for the three months ended December 31, 2019 decreased $0.2 million, or 3.0%, to $5.5 million from $5.6 million in 2018. The change was primarily due to lower consulting expenses of $0.2 million and recoveries on insurance claims of $0.2 million, which were partially offset by increased overall compensation costs of $0.2 million.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general, and administrative expenses	$(11,279)	(0.451)%	$(10,907)	(0.413)%	$372	3.4%

Selling, general and administrative expenses for the six months ended December 31, 2019 increased $0.4 million, or 3.4%, to $11.3 million from $10.9 million in 2018. The change was primarily due to higher overall compensation costs of $0.3 million, and deductibles on insurance claims of $0.2 million, which were partially offset by lower information technology costs of $0.2 million.
Interest Income — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$2,230	0.215%	$2,354	0.216%	$(124)	(5.3)%

Interest income for the three months ended December 31, 2019 decreased $0.1 million, or 5.3%, to $2.2 million from $2.4 million in 2018.

Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest income	$4,492	0.180%	$4,406	0.167%	$86	2.0%

Interest income for the six months ended December 31, 2019 increased $0.1 million, or 2.0%, to $4.5 million from $4.4 million in 2018.
Interest Expense — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(2,444)	(0.235)%	$(2,974)	(0.273)%	$(530)	(17.8)%

Interest expense for the three months ended December 31, 2019 decreased $0.5 million, or 17.8% to $2.4 million from $3.0 million in 2018. The decrease was related primarily to our Trading Credit Facility and notes payable, offset by an increase in our product financing arrangements. As compared to the same year-ago period, the following interest expense components decreased by: (i) $(0.8) million related to our notes payable and Trading Credit Facility, partially offset by an increase of (ii) $0.2 million related to product financing arrangements.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$(5,270)	(0.211)%	$(4,854)	(0.184)%	$416	8.6%

Interest expense for the six months ended December 31, 2019 increased $0.4 million, or 8.6% to $5.3 million from $4.9 million in 2018. The increase was related primarily due to product financing arrangements which increased by $0.3 million compared to the same year-ago period.
Other income, net — Wholesale Trading & Ancillary Services
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Other income, net	$102	0.010%	$815	0.075%	$(713)	(87.5)%
Other income, net for the three months ended December 31, 2019 decreased $0.7 million or 87.5% to $0.1 million from $0.8 million in 2018. The aggregate decrease was related primarily due to a decrease of $0.2 million in the Company’s proportionate share of our equity-method investees' earnings, and an earn-out revaluation adjustment of $0.5 million that was recognized during the three months ended December 31, 2018.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Other income, net	$114	0.005%	$1,063	0.040%	$(949)	(89.3)%
Other income, net for the six months ended December 31, 2019 decreased $0.9 million, or 89.3% to $0.1 million from $1.1 million in 2018. The aggregate decrease was related primarily due to a decrease of $0.5 million in the Company’s proportionate share of our equity-method investees' earnings, and an earn-out revaluation adjustment of $0.5 million that was recognized during the six months ended December 31, 2018.

Results of Operations — Secured Lending Segment
The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation LLC. ("CFC") and AM Capital Funding, LLC. (“AMCF”). AMCF was formed in September 2018, and its financial activity was incorporated into the Secured Lending segment's results thereafter.
Overview of Results of Operations for the Three Months Ended December 31, 2019 and 2018
— Secured Lending Segment
The operating results of our Secured Lending segment for the three months ended December 31, 2019 and 2018 are as follows:

in thousands, except performance metrics
Three Months Ended December 31,	2019		2018		$	%
	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	$4,002	100.000%	$2,298	100.000%	$1,704	74.2%
Interest expense	(2,637)	(65.892)%	(1,535)	(66.797)%	$1,102	71.8%
Selling, general and administrative expenses	(384)	(9.595)%	(344)	(14.970)%	$40	11.6%
Other income, net	47	1.174%	24	1.044%	$23	NM
Net income before provision for income taxes	$1,028	25.687%	$443	19.278%	$585	132.1%

Performance Metrics:
Number of secured loans at period end (1)	3,725		1,931		1,794	92.9%

_________________________________

NM	Not meaningful.

(1)	Number of outstanding secured loans to customers at the end of the period.
Overview of Results of Operations for the Six Months Ended December 31, 2019 and 2018
— Secured Lending Segment
The operating results of our Secured Lending segment for the six months ended December 31, 2019 and 2018 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2019		2018		$	%
	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	$7,508	100.000%	$4,797	100.000%	$2,711	56.5%
Interest expense	(4,953)	(65.970)%	(3,012)	(62.789)%	$1,941	64.4%
Selling, general and administrative expenses	(732)	(9.750)%	(689)	(14.363)%	$43	6.2%
Other income, net	89	1.185%	24	0.500%	$65	NM
Net income before provision for income taxes	$1,912	25.466%	$1,120	23.348%	$792	70.7%

Performance Metrics:
Number of secured loans at period end (1)	3,725		1,931		1,794	92.9%

_________________________________

NM	Not meaningful.

(1)	Number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the period.

Interest Income — Secured Lending
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands, except performance metric	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	$4,002	100.000%	$2,298	100.000%	$1,704	74.2%
Performance Metric
Number of secured loans at period-end	3,725		1,931		1,794	92.9%

Interest income for the three months ended December 31, 2019 increased $1.7 million, or 74.2%, to $4.0 million from $2.3 million in 2018. The increase in interest income from secured loans was primarily due to an increase in the value of the secured loan portfolio and to a lesser extent, an increase in our aggregate weighted-average interest rate. The number of secured loans outstanding increased by 92.9% to 3,725 from 1,931 in 2018. Typically, the number of loans increase during periods of increasing precious metal prices and decrease during periods of declining precious metal prices. As spot-prices of precious metal commodities have increased on an average basis since the end of first quarter of fiscal 2019 (i.e., the closing spot prices of gold and silver were $1,192.70 and $14.69, respectively) to end of second quarter of fiscal 2020 (the closing spot prices of gold and silver were $1,520.10 and $17.88, respectively), the number of our secured loans outstanding has increased each subsequent quarter, as well.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands, except performance metric	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest income	$7,508	100.000%	$4,797	100.000%	$2,711	56.5%
Performance Metric
Number of secured loans at period-end	3,725		1,931		1,794	92.9%

Interest income for the six months ended December 31, 2019 increased $2.7 million, or 56.5%, to $7.5 million from $4.8 million in 2018. The increase in interest income from secured loans was primarily due to an increase in the value of the secured loan portfolio and to a lesser extent, an increase in our aggregate weighted-average interest rate. The number of secured loans outstanding increased by 92.9% to 3,725 from 1,931 in 2018. Typically, the number of loans increase during periods of increasing precious metal prices and decrease during periods of declining precious metal prices. As spot-prices of precious metal prices commodities have increased on an average basis since the end of first quarter of fiscal 2019 (i.e., the closing spot prices of gold and silver were $1,192.70 and $14.69, respectively) to end of second quarter of fiscal 2020 (the closing spot prices of gold and silver were $1,520.10 and $17.88, respectively), the number of our secured loans outstanding has increased each subsequent quarter as well.
Interest Expense — Secured Lending
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest expense	$(2,637)	(65.892)%	$(1,535)	(66.797)%	$1,102	71.8%

Interest expense for the three months ended December 31, 2019 increased $1.1 million, or 71.8% to $2.6 million from $1.5 million in 2018. The increase was related to the growth of our secured loan portfolio, which is financed through our notes payable and Trading Credit Facility, a greater use of our notes payable by the Secured Lending Segment to purchase loans, which carries a higher interest rate than our Trading Credit Facility, as well as increased loan servicing costs. As compared to the same year-ago period, interest expense related to our notes payable and Trading Credit Facility increased by $0.7 million and loan servicing costs increased by $0.4 million.

Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Interest expense	$(4,953)	(65.970)%	$(3,012)	(62.789)%	$1,941	64.4%

Interest expense for the six months ended December 31, 2019 increased $1.9 million, or 64.4% to $5.0 million from $3.0 million in 2018. The increase was related to the growth of our secured loan portfolio, which is financed through our notes payable and Trading Credit Facility, a greater use of our notes payable by the Secured Lending Segment to purchase loans, which carries a higher interest rate than our Trading Credit Facility, as well as increased loan servicing costs. As compared to the same year-ago period, interest expense related to our notes payable, which was issued in September of 2018, and Trading Credit Facility increased by $1.4 million and loan servicing costs increased by $0.7 million.
Selling, General and Administrative Expenses — Secured Lending
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Selling, general, and administrative expenses	$(384)	(9.595)%	$(344)	(14.970)%	$40	11.6%

Selling, general and administrative expenses for the three months ended December 31, 2019 increased $40,000, or 11.6%, to $0.4 million from $0.3 million in 2018.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands	$	% of interest income	$	% of interest income	Increase/(decrease)	Increase/(decrease)
Selling, general, and administrative expenses	$(732)	(9.750)%	$(689)	(14.363)%	$43	6.2%

Selling, general and administrative expenses for the six months ended December 31, 2019 increased $43,000, or 6.2%, to $0.7 million from $0.7 million in 2018.

Results of Operations — Direct Sales Segment
The Company operates its Direct Sales segment through its wholly-owned subsidiaries Goldline Inc. (“Goldline”) and AM IP LLC. ("AMIP"), and through its 50%-owned subsidiary Precious Metals Purchasing Partners, LLC. ("PMPP"). In fiscal 2018, management commenced our reporting of Direct Sales segment as a result of the acquisition of Goldline. In connection with our formation of AMIP in May 2018, the financial activity of AMIP was incorporated into the Direct Sales segment's fiscal 2019 results. In connection with the commencement PMPP operation in July 2019, the financial activity of PMPP was incorporated into the fiscal 2020 Direct Sales segment's results.
Overview of Results of Operations for the Three Months Ended December 31, 2019 and 2018
— Direct Sales Segment

The operating results of our Direct Sales segment for the three months ended December 31, 2019 and 2018 are as follows:

in thousands, except performance metrics
Three Months Ended December 31,	2019				2018				$	%
	$		% of revenue		$		% of revenue		Increase/(decrease)	Increase/(decrease)
Revenues	$17,436	(a)	100.000%		$12,724	(c)	100.000%		$4,712	37.0%
Gross profit	1,534		8.798%	(b)	1,513		11.891%	(d)	$21	1.4%
Selling, general and administrative expenses	(2,009)		(11.522)%		(2,110)		(16.583)%		$(101)	(4.8)%
Interest expense	—		—%		(147)		(1.155)%		$(147)	(100.0)%
Other income (expense)	1		0.006%		(157)		(1.234)%		$158	100.6%
Net loss before provision for income taxes	$(474)		(2.719)%		$(901)		(7.081)%		$(427)	(47.4)%

Performance Metrics:
Gold ounces sold(1)	8,000				4,000				4,000	100.0%
Silver ounces sold(2)	126,000				269,000				(143,000)	(53.2)%
Direct Sales ticket volume(3)	4,903				3,491				1,412	40.4%

_________________________________

NM	Not meaningful.

(a)	Includes $4.8 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b)	Gross profit percentage realized from sales, excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary services segment, is 11.025% for the period.

(c)	Includes $0.1 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(d)	Gross profit percentage realized from sales, excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary services segment, is 10.911% for the period.

(1)	Gold ounces sold represents the ounces of gold product sold during the three-month period.

(2)	Silver ounces sold represents the ounces of silver product sold during the three-month period.

(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed.

Overview of Results of Operations for the Six Months Ended December 31, 2019 and 2018
— Direct Sales Segment

The operating results of our Direct Sales segment for the six months ended December 31, 2019 and 2018 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2019				2018				$	%
	$		% of revenue		$		% of revenue		Increase/(decrease)	Increase/(decrease)
Revenues	$37,517	(a)	100.000%		$23,501	(c)	100.000%		$14,016	59.6%
Gross profit	3,114		8.300%	(b)	2,576		10.961%	(d)	$538	20.9%
Selling, general and administrative expenses	(4,129)		(11.006)%		(4,226)		(17.982)%		$(97)	(2.3)%
Interest expense	—		—%		(342)		(1.455)%		$(342)	(100.0)%
Other expense, net	(219)		(0.584)%		(157)		(0.668)%		$62	39.5%
Net loss before provision for income taxes	$(1,234)		(3.289)%		$(2,149)		(9.144)%		$(915)	(42.6)%

Performance Metrics:
Gold ounces sold(1)	18,000				7,000				11,000	157.1%
Silver ounces sold(2)	317,000				533,000				(216,000)	(40.5)%
Direct Sales ticket volume(3)	8,379				7,952				427	5.4%

_________________________________

NM	Not meaningful.

(a)	Includes $13.1 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(b)	Gross profit percentage, excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 11.167% for the period.

(c)	Includes $0.3 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

(d)	Gross profit percentage, excluding inter-segment company sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 10.518% for the period.

(1)	Gold ounces sold represents the ounces of gold product sold during the period.

(2)	Silver ounces sold represents the ounces of silver product sold during the period.

(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed by Goldline and PMPP.

Segment Results — Direct Sales
Revenues — Direct Sales
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$17,436	100.000%	$12,724	100.000%	$4,712	37.0%
Performance Metrics:
Gold ounces sold	8,000		4,000		4,000	100.0%
Silver ounces sold	126,000		269,000		(143,000)	(53.2)%
Revenues for the three months ended December 31, 2019 increased $4.7 million, or 37.0%, to $17.4 million from $12.7 million in 2018. Excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, revenues were $12.6 million for the three months ended December 31, 2019 and $12.6 million for the three months ended December 31, 2018.
Gold ounces sold for the three months ended December 31, 2019 increased 4,000 ounces, or 100.0%, to 8,000 ounces from 4,000 ounces in 2018. Silver ounces sold for the three months ended December 31, 2019 decreased 143,000 ounces, or 53.2%, to 126,000 ounces from 269,000 ounces in 2018. On average, the selling prices for gold increased by 13.1% and selling prices for silver increased by 13.9% during the three months ended December 31, 2019 as compared to 2018.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands, except performance metrics	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenues	$37,517	100.000%	$23,501	100.000%	$14,016	59.6%
Performance Metrics:
Gold ounces sold	18,000		7,000		11,000	157.1%
Silver ounces sold	317,000		533,000		(216,000)	(40.5)%
Revenues for the six months ended December 31, 2019 increased $14.0 million, or 59.6%, to $37.5 million from $23.5 million in 2018.     Excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, revenues for the six months ended December 31, 2019 increased $1.2 million or 5.1% to $24.4 million from $23.2 million in 2018.
Gold ounces sold for the six months ended December 31, 2019 increased 11,000 ounces, or 157.1%, to 18,000 ounces from 7,000 ounces in 2018. Silver ounces sold for the six months ended December 31, 2019 decreased 216,000 ounces, or 40.5%, to 317,000 ounces from 533,000 ounces in 2018. On average, the selling prices for gold increased by 13.6% and selling prices for silver increased by 3.3% during the six months ended December 31, 2019 as compared to 2018.
Gross Profit — Direct Sales
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$1,534	8.798%	$1,513	11.891%	$21	1.4%
Performance Metric:
Direct Sales ticket volume	4,903		3,491		1,412	40.4%
Gross profit for the three months ended December 31, 2019 increased by $21,000, or 1.4%, to $1.5 million from $1.5 million in 2018. The Company’s profit margin percentage decreased by 26.0% to 8.798% from 11.891% in 2018. Excluding the impact of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, the Direct Sales segment's gross profit margin percentage increased by 1.0% to 11.025% from 10.911% in 2018.
The Direct Sales ticket volume for the three months ended December 31, 2019 increased by 1,412 tickets, or 40.4%, to 4,903 tickets from 3,491 tickets in 2018. The increase in our trading ticket volume is indicative of higher trading activity with lower ticket dollar value as compared to 2018.

Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands, except performance metric	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Gross profit	$3,114	8.300%	$2,576	10.961%	$538	20.9%
Performance Metric:
Direct Sales ticket volume	8,379		7,952		427	5.4%
Gross profit for the six months ended December 31, 2019 increased by $0.5 million, or 20.9%, to $3.1 million from $2.6 million in 2018. For the six months ended December 31, 2019, the Company’s profit margin percentage decreased by 24.3% to 8.3% from 11.0% in 2018. Excluding the impact of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, the Direct Sales segment's gross profit margin percentage increased by 6.2% to 11.167% from 10.518% in 2018.
The Direct Sales ticket volume for the six months ended December 31, 2019 increased by 427 tickets, or 5.4%, to 8,379 tickets from 7,952 tickets in 2018. The increase in our trading ticket volume is indicative of higher trading activity as compared to 2018.
Selling, General and Administrative Expense — Direct Sales
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(2,009)	(11.522)%	$(2,110)	(16.583)%	$(101)	(4.8)%

Selling, general and administrative expenses for the three months ended December 31, 2019 decreased $0.1 million, or 4.8%, to $2.0 million from $2.1 million in 2018. The decrease in selling, general and administrative expenses was primarily due to cost reduction efforts implemented at Goldline, resulting in reduced advertising and personnel costs, which were offset by an increase in legal costs and the costs of operating PMPP.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Selling, general and administrative expenses	$(4,129)	(11.006)%	$(4,226)	(17.982)%	$(97)	(2.3)%

Selling, general and administrative expenses for the six months ended December 31, 2019 decreased $0.1 million, or 2.3%, to $4.1 million from $4.2 million in 2018. The decrease in selling, general and administrative expenses was primarily due to cost reduction efforts implemented at Goldline, resulting in reduced advertising and personnel costs, which were offset by an increase in legal costs and the costs of operating PMPP.
Interest expense — Direct Sales

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$—	—%	$(147)	(1.155)%	$(147)	(100.0)%

Interest expense for the three months ended December 31, 2019 decreased $0.1 million, or 100.0% to $0.0 from $0.1 million in 2018. The decrease relates to the extinguishment of the Goldline Credit Facility in the second quarter of fiscal 2019.

Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Interest expense	$—	—%	$(342)	(1.455)%	$(342)	(100.0)%

Interest expense for the six months ended December 31, 2019 decreased $0.3 million, or 100.0% to $0 from $0.3 million in 2018. The decrease primarily relates to the extinguishment of the Goldline Credit Facility in the second quarter of fiscal 2019.
Other income (expense) — Direct Sales
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Three Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Other income (expense)	$1	0.006%	$(157)	(1.234)%	$158	100.6%

For the six months ended December 31, 2018, the other expense activity of $0.2 million related to a premium associated with the extinguishment Goldline Credit Facility before its maturity date.
Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

Six Months Ended December 31,	2019		2018		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Other expense, net	$(219)	(0.584)%	$(157)	(0.668)%	$62	39.5%

For the six months ended December 31, 2018, the other expense activity of $0.2 million related to a premium associated with the extinguishment Goldline Credit Facility before its maturity date. For the six months ended December 31, 2019, the other expense activity of $0.2 million related to one-time charge related to the settlement of the purchase price in connection with the acquisition of Goldline.
LIQUIDITY AND FINANCIAL CONDITION
Primary Sources and Uses of Cash
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
A substantial portion of our assets are liquid. As of December 31, 2019, approximately 93% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventories, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.
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
The Company believes that the Trading Credit Facility (as defined below), the notes payable, liabilities on borrowed metals, and product financing arrangements provides adequate means to capital for its operations. (See Note 14 of the notes to condensed consolidated financial statements.)
Lines of Credit

in thousands
	December 31, 2019	June 30, 2019	December 31, 2019 Compared to June 30, 2019
Lines of credit	$180,000	$167,000	$13,000

Effective March 29, 2019, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as joint lead lender and administrative agent and Natixis acts as joint lead arranger and syndication agent for the syndicate. As of December 31, 2019, the Trading Credit Facility provided the Company with access up to $260.0 million, featuring a $210.0 million base, with a $50.0 million accordion option. The maturity date of the credit facility is March 27, 2020. The Trading Credit Facility is scheduled to terminate on March 27, 2020. The Company is in the process of negotiating the renewal of this credit line.
Notes Payable

in thousands
	December 31, 2019	June 30, 2019	December 31, 2019 Compared to June 30, 2019
Notes payable	$92,181	$91,859	$322
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
As of December 31, 2019, the consolidated aggregate carrying balance of the Notes was $92.2 million (which excludes the $5.0 million Note that the Company retained), and the remaining unamortized loan cost balance was approximately $2.8 million, which is amortized ratably through the maturity date. (See Note 14 of the notes to condensed consolidated financial statements.)
Liabilities on Borrowed Metals

in thousands
	December 31, 2019	June 30, 2019	December 31, 2019 Compared to June 30, 2019
Liabilities on borrowed metals	$192,889	$201,144	$(8,255)
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

Product Financing Arrangements

in thousands
	December 31, 2019	June 30, 2019	December 31, 2019 Compared to June 30, 2019
Product financing arrangements	$79,766	$94,505	$(14,739)
The Company has agreements with financial institutions and other third parties that allow the Company to transfer its gold and silver inventory to the third party at an agreed-upon price based on the spot price, which provides alternative sources of liquidity. During the term of the agreement both parties intend for inventory to be returned at an agreed-upon price based on the spot price on the termination (repurchase) date. The third parties charge monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified as interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales.
Secured Loans Receivable

in thousands
	December 31, 2019	June 30, 2019	December 31, 2019 Compared to June 30, 2019
Secured loans receivable	$152,343	$125,298	$27,045
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
The following summarizes components of our condensed consolidated statements of cash flows for the six months ended December 31, 2019 and 2018:

in thousands
Six Months Ended	December 31, 2019	December 31, 2018	December 31, 2019 Compared to December 31, 2018
Net cash provided by operating activities	$43,356	$10,080	$33,276
Net cash (used in) provided by investing activities	$(38,379)	$9,234	$(47,613)
Net cash used in financing activities	$(1,739)	$(13,775)	$12,036
Our principal capital requirements have been to fund (i) working capital and (ii) investing activity. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.
Net cash provided by operating activities
Operating activities provided $43.4 million and provided $10.1 million in cash for the six months ended December 31, 2019 and 2018, respectively, representing a $33.3 million increase in the source of cash compared to the six months ended December 31, 2018. This period over period increase in the source of cash was primarily due to changes in the balances of: liabilities on borrowed metals, inventories, and secured loans made to affiliates; offset by changes in the balances of: precious metals held under financing arrangements, accounts receivable, derivative assets, and derivative liabilities.
Net cash (used in) provided by investing activities
Investing activities used $38.4 million and provided $9.2 million in cash for the six months ended December 31, 2019 and 2018, respectively, representing a $47.6 million increase in the use of cash compared to the six months ended December 31, 2018. This period over period increase was due to the change in balance of secured loans of $45.1 million compared to the comparable prior period that is primarily due to acquisition of loan portfolios, and providing a loan of $3.5 million to a customer.
Net cash used in financing activities
Financing activities used $1.7 million and used $13.8 million in cash for the six months ended December 31, 2019 and 2018, respectively, representing a decrease of $12.0 million in the use of cash compared to the six months ended December 31, 2018. This period over period decrease was primarily due to the change in the balance of the Trading Credit Facility of $74.0 million, changes in the balance of product financing arrangements of $16.8 million, and change in repayments on notes payable to a related party of $7.5 million; offset by the change the proceeds from issuance of notes payable of $90.0 million received in the prior fiscal year, net of debt issuance costs of $3.7 million.
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
Commodities Risk and Derivatives
We use a variety of strategies to manage our risk including fluctuations in commodity prices for precious metals. Our inventory consist of, and our trading activities involve, precious metals and precious metal products, whose prices are linked to the corresponding precious metal commodity prices. Inventory purchased or borrowed by us are subject to price changes. Inventory borrowed is considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier or deliver metals to the customer.
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
Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Our forwards contracts open at December 31, 2019 are scheduled to settle within 60 days. Futures positions do not have settlement dates, although the Company typically closes its future positions within a week.
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

The Company’s net (losses) gains on derivative instruments for the three months ended December 31, 2019 and 2018, totaled $(11.0) million and $7.2 million, respectively. The Company’s net (losses) on derivative instruments for the six months ended December 31, 2019 and 2018, totaled $(2.4) million and $(8.0) million, respectively. These net (losses) gains on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of operations.
The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of December 31, 2019 and at June 30, 2019:

in thousands	December 31, 2019	June 30, 2019
Inventories	$262,931	$292,861
Precious metals held under financing arrangements	196,972	208,792
	459,903	501,653

Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(1,398)	(17)
Premium on metals position	(4,177)	(4,424)
Precious metal value not hedged	(5,575)	(4,441)

	454,328	497,212

Commitments at market:
Open inventory purchase commitments	264,219	166,600
Open inventory sales commitments	(169,618)	(158,870)
Margin sale commitments	(7,873)	(11,652)
In-transit inventory no longer subject to market risk	(2,640)	(809)
Unhedgeable premiums on open commitment positions	1,849	838
Borrowed precious metals	(192,889)	(201,144)
Product financing arrangements	(79,766)	(94,505)
Advances on industrial metals	11,196	8,644
	(175,522)	(290,898)

Precious metal subject to price risk	278,806	206,314

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	99,652	133,612
Precious metals futures contracts at market values	179,255	72,218
Total market value of derivative financial instruments	278,907	205,830

Net precious metals subject to commodity price risk	$(101)	$484

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At December 31, 2019, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.
Commitments and Contingencies
Refer to Note 15 for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2019 and June 30, 2019, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands	December 31, 2019	June 30, 2019
Purchase commitments	$264,219	$166,600
Sales commitments	$(169,618)	$(158,870)
Margin sale commitments	$(7,873)	$(11,652)
Open forward contracts	$99,652	$133,612
Open futures contracts	$179,255	$72,218
Foreign exchange forward contracts	$3,642	$5,934
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
Inventories
The Company's inventory primarily includes bullion and bullion coins, which are initially recorded at fair market value. The fair market value of the bullion and bullion coins is comprised of two components: (1) published market values attributable to the cost of the raw precious metal, and (2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources. The premium is included in the cost of the inventory, paid at acquisition, and is a component of the total fair market value of the inventory. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged.
The Company’s inventory, except for certain lower of cost or net realizable value basis products (as described below), is subsequently recorded at their fair market values. The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the condensed consolidated statements of operations.
While the premium component included in inventory is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Additionally, neither the commemorative coin inventory nor the premium component of our inventory is hedged.
Inventory includes amounts borrowed from suppliers and customers arising from various arrangements including unallocated metal positions held by customers in the Company’s inventory, amounts due to suppliers for the use of consigned inventory, metals held by suppliers as collateral on advanced pool metals, as well as shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 11 of the notes to condensed consolidated financial statements.)
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
Income Taxes
As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s condensed consolidated balance sheets. See Note 12 for more information on the Company’s accounting for income taxes.
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
The Company's condensed consolidated financial statements recognizes the current and deferred income taxes consequences that result from the Company's activities during the current and preceding periods, as if the Company were a separate taxpayer prior to the date of the spinoff of the Company when it was a member of the consolidated income tax return group of Spectrum Group International, Inc. ("SGI"). Following its spin-off, the Company separately files its federal and state income tax filings. The Company recognizes current and deferred income taxes as a separate taxpayer for periods ending after the date of the spinoff.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although our newly formed joint venture PMPP began its operations during the quarter ended September 30, 2019, its total assets only comprised 0.15% of the Company's total assets as of December 31, 2019, and 0.69% of the Company's total revenues for the six months ended December 31, 2019. Internal controls over financial reporting related to PMPP is subject to evaluation in accordance with the requirements of Section 404(a) of Sarbanes-Oxley.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility. Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus (i) 2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 1.76% as of December 31, 2019.
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
One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 31.4% of A-Mark's revenues for the six months ended December 31, 2019. The same two customers represented 23.4% of A-Mark's revenues for the six months ended December 31, 2018. If our relationships with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.
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
Our performance is dependent on our senior management and certain other key employees. We have employment agreements with Greg Roberts, our CEO, and Thor Gjerdrum, our President, which expire on June 30, 2023 and June 30, 2022, respectively. These and other employees have expertise in the trading markets, have industry-wide reputations, and perform critical functions for our business. We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees. Also, there is significant competition for skilled precious metals traders and other industry professionals. The loss of our current key officers and employees, without the ability to replace them, would have a materially adverse effect on our business.
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
In South Dakota v. Wayfair, Inc. et al ("Wayfair"), the U.S. Supreme Court ruled that states may charge tax on purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. The effect of Wayfair was to uphold economic nexus principles in determining sales and use tax nexus. As a result of the decision, most states have adopted laws that require an out-of-state retailer to register and collect sales and use taxes upon meeting certain economic nexus standards regardless of whether the company has physical presence in the state. Although the Company believes it is complying with these new requirements, our interpretation and application of the newly enacted legislation may differ from the states, which could result in the states' attempt to impose additional tax liabilities, including potential penalties and interest. Furthermore, the requirements by state or local governments on out-of-state sellers to collect sales and use taxes could deter futures sales, which could have an impact on our business, financial condition, and results of operations.
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
On June 28, 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), effective on January 1, 2020. The new law provides California consumers with a greater level of transparency and broader rights and choices with respect to their personal information than those contained in any existing state and federal laws in the U.S. The “personal information” regulated by CCPA is broadly defined to include identification or association with a California consumer or household, including demographics, usage, transactions and inquiries, preferences, inferences drawn to create a profile about a consumer, and education information. Compliance with CCPA requires the implementation of a series of operational measures such as preparing data maps, inventory, or other records of all personal information pertaining to California residents, households and devices, as well as information sources, usage, storage, and sharing, maintaining and updating detailed disclosures in privacy policies, establishing mechanisms (including, at a minimum, a toll-free telephone number and an online channel) to respond to consumers’ data access, deletion, portability, and opt-out requests, providing a clear and conspicuous “Do Not Sell My Personal Information” link on the home page of the business’ website, etc. CCPA prohibits businesses from discriminating against consumers who have opted out of the sale of their personal information, subject to a narrow exception. It allows companies to provide financial incentives to California consumers in order to obtain their consent to the collection and use of their personal information. Violations of CCPA will result in civil penalties up to $7,500 per violation. CCPA further allows consumers to file lawsuits against a business if a data breach has occurred and the California Attorney General does not prosecute the business.
In addition, on May 29, 2019, Nevada’s governor approved a bill (the “Amendment Bill”), effective on October 1, 2019. The Amendment Bill provides amendments to an existing law that requires operators of websites and online services to post a notice on their websites regarding their privacy practices. The Amendment Bill requires operators of internet websites or online services to establish a designated request address through which a consumer may submit a verified request directing such operators not to make any sale of covered information collected about the consumer. The “covered information” regulated by the Amendment Bill is defined to include an enumerated list of items of personally identifiable information (including names, addresses, email addresses, phone numbers, social security numbers and identifiers that allow a specific person to be contacted).
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
The Company’s joint venture, Precious Metals Purchasing Partners LLC, is subject to risks which may affect our ability to successfully operate the joint venture.
The Company owns 50% of Precious Metals Purchasing Partners LLC, ("PMPP"), a joint venture which commenced operations in the first quarter of fiscal year 2020. PMPP purchases products from primarily from end-user retail customers, which are then sold to the Company, related parties of the Company or third parties.
The Company’s interest in PMPP is subject to the risks customarily associated with the conduct of joint ventures, including the risk of (i) failure to agree on strategic decisions requiring the approval of both parties, (ii) failure of the joint venture partner to meet its obligations, and (iii) disputes between the joint venturers or litigation regarding joint venture matters. Each of these risks could have a material adverse impact on the viability of PMPP, which could have a material adverse impact on the Company’s future cash flows, earnings, results of operations and financial condition.
Risks relating to AMST
In August 2016, the Company formed a joint venture, AM&ST Associates, LLC. ("AMST"), with SilverTowne, L.P., an Indiana-based fabricator of silver bullion products, for the purpose of acquiring and operating SilverTowne, L.P.'s minting business unit ("SilverTowne Mint" or the "Mint"). The Company owns a majority interest in AMST.
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
The Company is a party to an exclusive distribution agreement with AMST with respect to the silver products produced by AMST. Under this agreement, which terminates in August 2021 unless automatically renewed for an additional two years (subject to early termination under certain circumstances) the Company is currently required to order no less than 175,000 ounces of silver products per week (which amount is subject to re-evaluation every 60 days.) The price paid per ounce is mutually determined by the parties, and is subject to adjustments every six months during the term.
The market for fabricated silver products and refined silver is highly competitive and fragmented. There is no assurance that the Company will be able to retain existing clients to sell the silver products it is required to purchase from AMST or any excess production of the Mint at a profit.

AMST's ability to continue to expand the scope of its services and customer base depends in part on its ability to increase the size of its skilled labor force. The inability to employ or retain skilled technical personnel could adversely affect AMST’s operating results. In the past, the demand for skilled personnel has been high and the supply limited.
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
A-Mark’s precious metals inventory is subject to market value changes created by change in the underlying commodity price, as well as supply and demand of the individual products the Company trades. In addition, open sale and purchase commitments are subject to changes in value between the date the purchase or sale is fixed (the trade date) and the date metal is delivered or received (the settlement date). A-Mark seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. A-Mark’s policy is to remain substantially hedged as to its inventory position and its individual sale and purchase commitments. A-Mark’s management monitors its hedged exposure daily. However, there can be no assurance that these hedging activities will be adequate to protect the Company against commodity price risks associated with A-Mark’s business activities.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Program
In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of December 31, 2019, no shares had been repurchased under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Regulation S-K Exhibit Table Item No.			Description of Exhibit
3.1		**	Amended and Restated Certificate of Incorporation of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A; Registration No. 333-192260.
3.2		**	Amended and Restated Bylaws of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A; Registration No. 333-192260.
10.1		**	Employment Agreement, executed November 22, 2019, between A-Mark Precious Metals, Inc. and Greg Roberts.
10.2		**
First Amendment to Amended and Restated Uncommitted Credit Agreement, dated as of January 13, 2020, by and among A-Mark Precious Metals, Inc., Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, and the Lenders named therein.

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

A-MARK PRECIOUS METALS, INC.
Date:	February 7, 2020	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	February 7, 2020	By:	/s/ Kathleen Simpson-Taylor
			Name:	Kathleen Simpson-Taylor
			Title:	Chief Financial Officer
(Principal Financial Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	February 7, 2020
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	February 7, 2020
Kathleen Simpson-Taylor	(Principal Financial Officer)