Form 10-Q
period 2020-03-31
A-Mark Precious Metals, Inc.
filed 2020-05-08
CIK 1591588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(310) 587-1477

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

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

As of May 4, 2020, the registrant had 7,031,450 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Nine Months Ended March 31, 2020

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data) (unaudited)

	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash(1)	$95,503	$8,320
Receivables, net(1)	96,753	26,895
Derivative assets	53,081	2,428
Secured loans receivable(1)	49,621	125,298
Precious metals held under financing arrangements	187,005	208,792
Inventories:
Inventories(1)	291,003	198,356
Restricted inventories	122,126	94,505
	413,129	292,861
Income taxes receivable	1,438	1,473
Prepaid expenses and other assets(1)	3,149	2,783
Total current assets	899,679	668,850
Operating lease right of use assets, net	4,508	—
Property, plant, and equipment, net	5,953	6,731
Goodwill	8,881	8,881
Intangibles, net	5,234	5,852
Long-term investments	12,277	11,885
Deferred tax assets - non-current	925	3,163
Other long-term assets	3,500	—
Total assets	$940,957	$705,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$175,000	$167,000
Liabilities on borrowed metals	178,604	201,144
Product financing arrangements	122,126	94,505
Accounts payable and other current liabilities	231,920	62,180
Derivative liabilities(1)	39,532	9,971
Accrued liabilities(1)	10,919	6,137
Total current liabilities	758,101	540,937
Notes payable(1)	92,347	91,859
Other liabilities	4,142	—
Total liabilities	854,590	632,796
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of March 31, 2020 and June 30, 2019	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 7,031,450 shares issued and outstanding as of March 31, 2020 and June 30, 2019	71	71
Additional paid-in capital	27,087	26,452
Retained earnings	55,818	43,135
Total A-Mark Precious Metals, Inc. stockholders’ equity	82,976	69,658
Non-controlling interests	3,391	2,908
Total stockholders’ equity	86,367	72,566
Total liabilities, non-controlling interests and stockholders’ equity	$940,957	$705,362

(1)	Includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

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

	March 31, 2020	June 30, 2019
ASSETS OF THE CONSOLIDATED VIE
Cash	$67,643	$2,390
Receivables, net	—	1,664
Secured loans receivable	16,372	82,544
Inventories	23,079	16,867
Prepaid expenses and other assets	21	31
Total assets of the consolidated variable interest entity	$107,115	$103,496
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$9,621	$5,213
Derivative liabilities	—	1,241
Accrued liabilities	1,006	811
Notes payable(2)	97,347	96,859
Total liabilities of the consolidated variable interest entity	$107,974	$104,124

(1)	This is an intercompany balance, which is eliminated in consolidation and hence not shown on the consolidated balance sheets.
(2)	$5.0 million of the Notes are held by A-Mark, which is eliminated in consolidation and hence not shown on the consolidated balance sheets.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Revenues	$1,258,722	$1,266,986	3,795,326	$3,932,988
Cost of sales	1,236,247	1,258,270	3,756,380	3,907,480
Gross profit	22,475	8,716	38,946	25,508
Selling, general, and administrative expenses	(10,388)	(8,258)	(26,528)	(24,080)
Interest income	5,968	4,807	17,968	14,010
Interest expense	(5,051)	(4,239)	(15,274)	(12,447)
Other income, net	463	373	447	1,303
Unrealized loss on foreign exchange	(45)	(36)	(42)	(54)
Net income before provision for income taxes	13,422	1,363	15,517	4,240
Income tax expense	(1,814)	(402)	(2,351)	(1,143)
Net income	11,608	961	13,166	3,097
Net income (loss) attributable to non-controlling interests	287	(29)	483	49
Net income attributable to the Company	$11,321	$990	$12,683	$3,048
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$1.61	$0.14	$1.80	$0.43
Diluted	$1.61	$0.14	$1.80	$0.43
Weighted average shares outstanding:
Basic	7,031,400	7,031,400	7,031,400	7,031,400
Diluted	7,042,800	7,084,400	7,063,100	7,087,300

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data) (unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2018	7,031,450	$71	$24,717	$40,910	$65,698	$3,410	$69,108
Net income (loss)	—	—	—	1,481	1,481	(47)	1,434
Share-based compensation	—	—	272	—	272	—	272
Transactions with non-controlling interest	—	—	639	—	639	(639)	—
Balance, September 30, 2018	7,031,450	71	25,628	42,391	68,090	2,724	70,814
Net income	—	-	-	577	577	125	702
Share-based compensation	—	-	281	-	281	-	281
Balance, December 31, 2018	7,031,450	71	25,909	42,968	68,948	2,849	71,797
Net income (loss)	—	—	—	990	990	(29)	961
Share-based compensation	—	—	289	—	289	—	289
Balance, March 31, 2019	7,031,450	$71	$26,198	$43,958	$70,227	$2,820	$73,047

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2019	7,031,450	$71	$26,452	$43,135	$69,658	$2,908	$72,566
Net income	—	—	—	128	128	175	303
Share-based compensation	—	—	166	—	166	—	166
Balance, September 30, 2019	7,031,450	71	26,618	43,263	69,952	3,083	$73,035
Net income	—	-	-	1,234	1,234	21	1,255
Share-based compensation	—	-	244	-	244	-	244
Balance, December 31, 2019	7,031,450	71	26,862	44,497	71,430	3,104	$74,534
Net income	—	—	—	11,321	11,321	287	11,608
Share-based compensation	—	—	225	—	225	—	225
Balance, March 31, 2020	7,031,450	$71	$27,087	$55,818	$82,976	$3,391	$86,367

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands) (unaudited)

Nine Months Ended March 31,	2020	2019
Cash flows from operating activities:
Net income	$13,166	$3,097
Adjustments to reconcile net income to net cash used in operating activities:
Provision (reversal) for doubtful accounts	—	(30)
Depreciation and amortization	2,217	2,088
Amortization of loan cost	1,139	854
Deferred income taxes	2,238	975
Interest added to principal of secured loans	(15)	(16)
Change in accrued earn-out	—	(504)
Debt extinguishment costs	—	7
Share-based compensation	635	842
Earnings from equity method investments	(392)	(934)
Changes in assets and liabilities:
Receivables	(69,858)	20,161
Secured loans receivable	3,007	(1,747)
Secured loans made to affiliates	2,315	4,007
Derivative assets	(50,653)	1,152
Income taxes receivable	35	12
Precious metals held under financing arrangements	21,787	49,944
Inventories	(120,268)	13,697
Prepaid expenses and other assets	(319)	(447)
Accounts payable and other current liabilities	169,740	14,680
Derivative liabilities	29,560	(18,350)
Liabilities on borrowed metals	(22,540)	(69,696)
Accrued liabilities	4,431	567
Net cash (used in) provided by operating activities	(13,775)	20,359
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(686)	(290)
Purchase of long-term investments	—	(2,300)
Purchase of intangible assets	(150)	—
Secured loans receivable, net	70,370	(3,066)
Other loans originated	(3,500)	—
Net cash provided by (used in) investing activities	66,034	(5,656)
Cash flows from financing activities:
Product financing arrangements, net	27,621	(48,217)
Borrowings and repayments under lines of credit, net	8,000	(51,000)
Repayments on notes payable to related party	—	(7,500)
Proceeds from issuance of notes payable	—	90,000
Borrowings on unsecured advance	—	4,220
Debt funding issuance costs	(697)	(3,748)
Net cash provided by (used in) financing activities	34,924	(16,245)
Net increase (decrease) in cash, cash equivalents, and restricted cash	87,183	(1,542)
Cash, cash equivalents, and restricted cash, beginning of period	8,320	6,291
Cash, cash equivalents, and restricted cash, end of period	$95,503	$4,749
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,077	$11,949
Income taxes	$71	$112
Non-cash investing and financing activities:
Interest added to principal of secured loans	$15	$16
Investment transactions with non-controlling interest	$—	$639

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

AM IP LLC. ("AMIP"), a wholly owned subsidiary of Goldline, manages its intellectual property.

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

Comprehensive Income

For the three and nine months ended March 31, 2020 and 2019, there were no items that gave rise to other comprehensive income or loss, and, as a result net income equaled comprehensive income.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended 2019 (the “2019 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2019 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2019 Annual Report.

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

AMCF, a wholly owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities.  The Company has various forms of ongoing involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of March 31, 2020 and June 30, 2019, are indicated on table that follows the condensed consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2020 and June 30, 2019.

As of March 31, 2020 and June 30, 2019, the Company has $0.2 million and $0.3 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California.

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

These arrangements are typically terminable by either party upon 14 days' notice.  Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of March 31, 2020 and June 30, 2019, precious metals held under financing arrangements totaled $187.0 million and $208.8 million respectively.

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

During the three months ended March 31, 2020, we incurred lease costs of $0.4 million, which is primarily comprised of operating lease cost of $0.3 million.  During the nine months ended March 31, 2020, we incurred lease costs of $1.3 million, which is primarily comprised of operating lease cost of $1.0 million. The other costs are insignificant and relate to our finance leases, short-term leases, and variable lease payments.

For the nine months ended March 31, 2020, we made cash payments of $1.1 million for operating lease obligations. These payments are included in operating cash flows.  At March 31, 2020, the weighted-average remaining lease term under our capitalized operating leases was 4.7 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of March 31, 2020:

Years ending June 30,	Operating Leases
2020 (excluding the nine months ended March 31, 2020)	$378
2021	1,526
2022	1,313
2023	834
2024	860
Thereafter	1,184
Total lease payments	6,095
Less imputed interest	(672)
	$5,423	(1)
Operating lease liability - current	$1,281	(2)
Operating lease liability - long-term	4,142	(3)
	$5,423	(1)

(1)	Represents the present value of the capitalized operating lease liabilities as of March 31, 2020.
(2)	Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)	Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.

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

On September 19, 2019, the Company, as lender, entered into a convertible revolving credit facility with one of its privately-held customers (the borrower) that provides the borrower an aggregate principal amount of up to $4.0 million, bearing interest at 12.0% per annum.  The facility expires on September 18, 2022.  The borrower has the right to prepay the credit facility at any time without premium or penalty. Outstanding principal amounts under the credit facility may, at the lender's discretion, be converted into up to 22.0% of the borrower's issued and outstanding common stock. The credit facility also grants the lender the right to repay the borrower's outstanding unrelated third-party debt, at any time, in exchange for up to 27.5% of the borrower’s issued and outstanding common stock.  In the event the borrower sells all or substantially all of its assets or has a change of control during the term of the facility, the lender is entitled to additional interest equal to 10.0% of the gross sales price in excess of $9.9 million. The credit facility collateral includes all: (i) account receivables; (ii) inventory; (iii) fixed assets; (iv) intellectual property; (v) contract rights; and (vi) deposit accounts, in each case subordinated to an unrelated third-party lender’s security interest.

Revenue Recognition

Settlement Date Accounting

Substantially all of the Company’s sales of precious metals are conducted using sales contracts that meet the definition of derivative instruments in accordance with the Derivatives and Hedging Topic 815 of the ASC ("ASC 815").  The contract underlying A-Mark’s commitment to deliver precious metals is referred to as a “fixed-price forward commodity contract” because the price of the commodity is fixed at the time the order is placed.  Revenue is recognized on the settlement date, which is defined as the date on which:  (1) the quantity, price, and specific items being purchased have been established, (2) metals have been delivered to the customer, and (3) payment has been received or is covered by the customer’s established credit limit with the Company

All derivative instruments are marked-to-market during the interval between the trade date and the settlement date, with the changes in the fair value charged to cost of sales.   The Company’s hedging strategy to mitigate the market risk associated with its sales commitments is described separately below under the caption “Hedging Activities.”

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

In general, unshipped orders for which a customer advance has been received by the Company are classified as advances from customers. Orders that have been paid for and shipped, but not yet delivered to the customer are classified as deferred revenue.  Both customer advances and deferred revenue are components of accounts payable and other current liabilities in the condensed consolidated balance sheets.

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

The Company recognizes revenue when or as it satisfies its obligation by transferring control of the good or service to the customer. This is either satisfied over time or at a point in time. A performance obligation is satisfied over time if one of the following criteria are met: (1) the customer simultaneously receives and consumes the benefits as the Company performs, (2) the Company's performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (3) the Company's performance does not create an asset with an alternative use to the Company, and the Company has an enforceable right for payment of performance completed-to-date.  When none of those are met, a performance obligation is satisfied at a point-in-time.

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

Advertising

Advertising expense was $0.8 million and $0.6 million, respectively, for the three months ended March 31, 2020 and 2019.  Advertising expense was $1.6 million and $1.9 million, respectively, for the nine months ended March 31, 2020 and 2019.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income.  Shipping and handling costs incurred totaled $3.7 million and $1.7 million, respectively, for the three months ended March 31, 2020 and 2019.  Shipping and handling costs incurred totaled $6.5 million and $4.8 million, respectively, for the nine months ended March 31, 2020 and 2019.

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

A reconciliation of shares used in calculating basic and diluted earnings per common shares for the three and nine months ended March 31, 2020 and 2019, is presented below.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Basic weighted average shares outstanding	7,031	7,031	7,031	7,031
Effect of common stock equivalents — stock issuable under outstanding equity awards	12	53	32	56
Diluted weighted average shares outstanding	7,043	7,084	7,063	7,087

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

We adopted ASU 2016-02, Leases (Topic 842) and relevant amendments, effective for the Company on July 1, 2019. The standard represents a change to lease accounting and requires all leases, other than short-term leases, to be reported on the balance sheet through recognition of a right-of-use asset and a corresponding liability for future lease obligations. The standard also requires incremental disclosures for assets, expenses, and cash flows associated with leases, as well as a maturity analysis of lease liabilities. We adopted Topic 842 by applying the transition method whereby comparative periods have not been restated, and no adjustment to retained earnings was required. Upon adoption of the standard, we recognized right-of-use assets of approximately $5.3 million and lease liabilities of approximately $6.3 million. This increase largely relates to the present value of future minimum lease payments due under existing operating leases of office facilities and warehouse space. No material changes are expected due to the recognition of lease expenses in the condensed consolidated statements of income as a result of the adoption of Topic 842. For adoption, we elected Topic 842’s package of three practical expedients, and 1) did not reassess whether any expired or existing contracts are or contain leases, 2) did not reassess the lease classification for any expired or existing leases, and 3) did not reassess initial direct costs for any existing leases. In addition, we made an accounting policy election not to apply the recognition requirements to short-term leases.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. This guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance is effective immediately; however, it is only available through December 31, 2022. We are currently evaluating the potential impact of this standard on our financial statements.

In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for us beginning July 1, 2021, with early adoption permitted. We are currently evaluating the impact of this standard in our consolidated financial statements, and do not expect it to be material.

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

3.  ASSETS AND LIABILITIES, AT FAIR VALUE

Fair Value of Financial Instruments

A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. The fair value of financial instruments represent amounts that would be received upon the sale of those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.

For most of the Company's financial instruments, the carrying amount approximates fair value. The carrying amounts of cash, secured loans receivable, receivables, income taxes receivable, accounts payable and other current liabilities, and accrued liabilities approximate fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities, liabilities on borrowed metals and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying amounts of the Company's other long-term assets, which include a note receivable due from a customer, approximate fair value as of March 31, 2020.

The Company’s fixed-rate notes payable is reported at its aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying consolidated balance sheets. The fair value of the notes payable is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk.  The following table presents the carrying amounts and estimated fair values of the Company’s fixed-rate notes payable of March 31, 2020 and June 30, 2019:

in thousands
	March 31, 2020		June 30, 2019
	Carrying Amount	Fair value	Carrying Amount	Fair value
Notes payable	92,347	97,570	91,859	98,609

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

Liability on Price Protection Programs.  The Company records an estimate of the fair value of the liability on the price protection programs based on the difference between the contractual price at trade date and the retail price at the remeasurement date (i.e., quarter-end) based on the expected redemption rate. As of March 31, 2020, the Company used the quoted market price based on the current spot rate and used an expected redemption rate of 100%. The use of a throughput rate ignores the future price volatility that would affect the timing and rate of redemption under the program, and, as a result, the liability on the price protection programs is classified in Level 3 of the valuation hierarchy.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and June 30, 2019, aggregated by the level in the fair value hierarchy within which the measurements fall:

in thousands
	March 31, 2020
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$413,049	$—	$—	$413,049
Precious metals held under financing arrangements	187,005	—	—	187,005
Derivative assets — open sale and purchase commitments, net	10,023	—	—	10,023
Derivative assets — futures contracts	22,620	—	—	22,620
Derivative assets — forward contracts	20,438	—	—	20,438
Total assets, valued at fair value	$653,135	$—	$—	$653,135
Liabilities:
Liabilities on borrowed metals	$178,604	$—	$—	$178,604
Product financing arrangements	122,126	—	—	$122,126
Derivative liabilities — price protection programs	—	—	8	8
Derivative liabilities — margin accounts	2,781	—	—	2,781
Derivative liabilities — open sale and purchase commitments, net	35,756	—	—	35,756
Derivative liabilities — futures contracts	470	—	—	470
Derivative liabilities — forward contracts	517	—	—	517
Total liabilities, valued at fair value	$340,254	$—	$8	$340,262

(1)	Commemorative coin inventory totaling $80 thousand is held at lower of cost or net realizable value and thus is excluded from the inventories balance shown in this table.

in thousands
	June 30, 2019
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$292,844	$—	$—	$292,844
Precious metals held under financing arrangements	208,792	—	—	208,792
Derivative assets — open sale and purchase commitments, net	2,322	—	—	2,322
Derivative assets — option contracts	61	—	—	61
Derivative assets — futures contracts	43	—	—	43
Derivative assets — forward contracts	2	—	—	2
Total assets, valued at fair value	$504,064	$—	$—	$504,064
Liabilities:
Liabilities on borrowed metals	$201,144	$—	$—	$201,144
Product financing arrangements	94,505	—	—	94,505
Derivative liabilities — price protection programs	—	—	22	22
Derivative liabilities — margin accounts	2,981	—	—	2,981
Derivative liabilities — open sale and purchase commitments, net	3,822	—	—	3,822
Derivative liabilities — futures contracts	1,241	—	—	1,241
Derivative liabilities — forward contracts	1,905	—	—	1,905
Total liabilities, valued at fair value	$305,598	$—	$22	$305,620

(1)	Commemorative coin inventory totaling $17 thousand is held at lower of cost or net realizable value thus is excluded from the inventories balance shown in this table.

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

Receivables consist of the following as of March 31, 2020 and June 30, 2019:

in thousands
	March 31, 2020	June 30, 2019
Customer trade receivables	$56,737	$13,050
Wholesale trade advances	36,349	9,704
Due from brokers	3,667	4,141
Receivables, net	$96,753	$26,895

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

Below is a summary of the carrying value of our secured loans as of March 31, 2020 and June 30, 2019:

in thousands
	March 31, 2020		June 30, 2019
Secured loans originated	$31,117		$36,714
Secured loans originated - with a related party	11,743		14,058
	42,860		50,772
Secured loans acquired	6,761	(1)	74,526	(2)
	$49,621		$125,298

(1)	Includes $7 thousand of loan premium as of March 31, 2020.
(2)	Includes $29 thousand of loan premium as of June 30, 2019.

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

As of March 31, 2020 and June 30, 2019, our secured loans carried weighted-average effective interest rates of 8.2% and 10.2%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The Company's secured loans by portfolio class, which align with internal management reporting, are as follows:

in thousands
	March 31, 2020		June 30, 2019
Bullion	$18,291	36.9%	$92,899	74.1%
Numismatic and semi-numismatic	31,330	63.1%	32,399	25.9%
	$49,621	100.0%	$125,298	100.0%

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

in thousands
	March 31, 2020		June 30, 2019
Loan-to-value of 75% or more	$10,391	20.9%	$59,258	47.3%
Loan-to-value of less than 75%	39,230	79.1%	66,040	52.7%
	$49,621	100.0%	$125,298	100.0%

The Company had no loans with a loan-to-value ratio in excess of 100% as of March 31, 2020 or June 30, 2019.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral.  Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default before a loan becomes non-performing.  In the event a loan were to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value.  As of March 31, 2020 or June 30, 2019, the Company had no allowance for secured loan losses.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due, non-performing, or in bankruptcy. In the event of an impairment, recognition of interest income would be suspended and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income. For the three and nine months ended March 31, 2020 and 2019, the Company incurred no loan impairment costs.

6.	INVENTORIES

Our inventory consist of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive.  Below, our inventory is summarized by classification at March 31, 2020 and June 30, 2019:

in thousands
	March 31, 2020	June 30, 2019
Inventory held for sale	$217,356	$106,165
Repurchase arrangements with customers	54,531	65,516
Consignment arrangements with customers	196	4,896
Commemorative coins, held at lower of cost or net realizable value	80	17
Borrowed precious metals	18,840	21,762
Product financing arrangements, restricted	122,126	94,505
	$413,129	$292,861

Inventory Held for Sale.  Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, and product financing arrangements.  As of March 31, 2020 and June 30, 2019, the inventory held for sale totaled $217.4 million and $106.2 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice.  Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of March 31, 2020 and June 30, 2019, included within inventories is $54.5 million and $65.5 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers.  The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of March 31, 2020 and June 30, 2019 totaled $0.2 million and $4.9 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins.  Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventories at the lower of cost or net realizable value and totaled $80,000 and $17,000 as of March 31, 2020 and June 30, 2019, respectively.

Borrowed Precious Metals.  Borrowed precious metals inventory include: 1) metals held by suppliers as collateral on advanced pool metals, 2) metals due to suppliers for the use of their consigned inventory, 3) unallocated metal positions held by customers in the Company’s inventory, and 4) shortages in unallocated metal positions held by the Company in the supplier’s inventory.  Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $18.8 million and $21.8 million as of March 31, 2020 and June 30, 2019, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements.  In substance, this inventory represent amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third party finance company.  During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date.  These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $122.1 million and $94.5 million as of March 31, 2020 and June 30, 2019, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 11.)  As of March 31, 2020 and June 30, 2019, the unrealized gains resulting from the difference between market value and cost of physical inventory were $2.4 million and $8.8 million, respectively.

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

The premium component, at market value, included in the inventory as of March 31, 2020 and June 30, 2019 totaled $6.9 million and $4.4 million, respectively.

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at March 31, 2020 and June 30, 2019:

in thousands
	March 31, 2020	June 30, 2019
Office furniture, and fixtures	$2,125	$2,080
Computer equipment	889	798
Computer software	5,479	4,111
Plant equipment	3,142	2,872
Building	322	319
Leasehold improvements	2,804	2,804
Total depreciable assets	14,761	12,984
Less: accumulated depreciation	(8,844)	(7,395)
Property and equipment not placed in service	—	1,106
Land	36	36
Property, plant, and equipment, net	$5,953	$6,731

Depreciation expense for the three months ended March 31, 2020 and 2019 was $0.6 million and $0.4 million, respectively.  Depreciation expense for the nine months ended March 31, 2020 and 2019 was $1.4 million and $1.3 million, respectively.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles as of March 31, 2020 and June 30, 2019 is as described below:

dollar amounts in thousands
		March 31, 2020				June 30, 2019
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	$8,998	$(7,071)	$—	$1,927	$8,848	$(6,376)	$—	$2,472
Non-compete and other	3 - 5	2,300	(2,171)	—	129	2,300	(2,122)	—	178
Employment agreement	3	295	(280)	—	15	295	(256)	—	39
Intangibles subject to amortization		11,593	(9,522)	—	2,071	11,443	(8,754)	—	2,689
Trade name	Indefinite	4,454	—	(1,291)	3,163	4,454	—	(1,291)	3,163
Identifiable intangible assets		$16,047	$(9,522)	$(1,291)	$5,234	$15,897	$(8,754)	$(1,291)	$5,852

Goodwill	Indefinite	$10,245	$—	$(1,364)	$8,881	$10,245	$—	$(1,364)	$8,881

The Company's intangible assets are subject to amortization except for trade-names, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years.  Amortization expense related to the Company's intangible assets for the three months ended March 31, 2020 and 2019 was $260,000 and $252,000, respectively. Amortization expense related to the Company's intangible assets for the nine months ended March 31, 2020 and 2019 was $768,000 and $756,000, respectively.

Impairment

The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to the Direct Sales segment.  No further impairment of goodwill or indefinite-lived intangible assets has occurred since fiscal 2018.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2020 (3 months remaining)	$260
2021	629
2022	601
2023	158
2024	77
Thereafter	346
Total	$2,071

9.	LONG-TERM INVESTMENTS

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

	March 31, 2020		June 30, 2019
Entity	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
Company A	$2,024	7.4%	$2,000	7.4%
Company B	9,374	20.6%	9,059	20.6%
Company C	879	10.0%	826	10.0%
	$12,277		$11,885

The Company considers these equity method investees to be related parties.  See Note 13 for a summary of the Company's aggregate balances and activity with these related party entities.

10.	ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

in thousands
	March 31, 2020	June 30, 2019
Trade payables to customers	$5,949	$1,246
Advances from customers	183,541	57,643
Deferred revenue	29,633	1,592
Due to brokers	9,721	—
Other accounts payable	3,076	1,699
	$231,920	$62,180

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS

The Company is exposed to market risk, such as changes in commodity prices and foreign exchange rates.  To manage the volatility related to these exposures, the Company enters into various derivative products, such as forwards and futures contracts.  By policy, the Company historically has entered into derivative financial instruments for the purpose of hedging substantially all of Company's market exposure to precious metals prices, and not for speculative purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, both of which are recorded in cost of sales in the consolidated statements of income.

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

The Company enters into derivative transactions solely for the purpose of hedging its inventory subject to price risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC, whereby the gains or losses would be deferred and included as a component of other comprehensive income.  Instead, gains or losses resulting from the Company's futures and forward contracts and open sale and purchase commitments are reported in the condensed consolidated statements of income as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as derivative assets or liabilities on the condensed consolidated balance sheets.

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

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments).  As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets.  Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts.  In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of March 31, 2020 and June 30, 2019.

in thousands
	March 31, 2020				June 30, 2019
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$18,975	$(8,952)	$—	$10,023	$2,874	$(552)	$—	$2,322
Option contracts	—	—	—	—	61	—	—	61
Future contracts	22,620	—	—	22,620	2	—	—	2
Forward contracts	20,438	—	—	20,438	43	—	—	43
	$62,033	$(8,952)	$—	$53,081	$2,980	$(552)	$—	$2,428
Nettable derivative liabilities:
Open sale and purchase commitments	$44,047	$(8,291)	$—	$35,756	$4,093	$(271)	$—	$3,822
Margin accounts	6,086	—	(3,305)	2,781	11,652	—	(8,671)	2,981
Liability on price protection programs	8	—	—	8	22	—	—	22
Future contracts	470	—	—	470	1,241	—	—	1,241
Forward contracts	517	—	—	517	2,044	(139)	—	1,905
	$51,128	$(8,291)	$(3,305)	$39,532	$19,052	$(410)	$(8,671)	$9,971

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

Below is a summary of the net gains (losses) on derivative instruments for the three and nine months ended March 31, 2020 and 2019.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Gains (losses) on derivative instruments:
Unrealized gains on open future commodity and forward contracts and open sale and purchase commitments, net	$16,868	$27,069	$26,623	$15,579
Realized (losses) gains on future commodity contracts, net	(3,704)	1,085	(15,815)	4,571
	$13,164	$28,154	$10,808	$20,150

The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the condensed consolidated statements of income.

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of March 31, 2020 and at June 30, 2019.

in thousands
	March 31, 2020	June 30, 2019
Inventories	$413,129	$292,861
Precious metals held under financing arrangements	187,005	208,792
	600,134	501,653
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(80)	(17)
Premium on metals position	(6,858)	(4,424)
Precious metal value not hedged	(6,938)	(4,441)
	593,196	497,212
Commitments at market:
Open inventory purchase commitments	672,969	166,600
Open inventory sales commitments	(744,820)	(158,870)
Margin sale commitments	(6,086)	(11,652)
In-transit inventory no longer subject to market risk	(42,738)	(809)
Unhedgeable premiums on open commitment positions	6,677	838
Borrowed precious metals	(178,604)	(201,144)
Product financing arrangements	(122,126)	(94,505)
Advances on industrial metals	12,807	8,644
	(401,921)	(290,898)
Precious metal subject to price risk	191,275	206,314
Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	83,318	133,612
Precious metals futures contracts at market values	108,217	72,218
Total market value of derivative financial instruments	191,535	205,830

Net precious metals subject to commodity price risk	$(260)	$484

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of March 31, 2020 and June 30, 2019, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	March 31, 2020	June 30, 2019
Purchase commitments	$672,969	$166,600
Sales commitments	(744,820)	(158,870)
Margin sales commitments	(6,086)	(11,652)
Open forward contracts	83,318	133,612
Open futures contracts	108,217	72,218

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At March 31, 2020, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

Unrealized losses on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $45,000 and $36,000 for the three months ended March 31, 2020 and 2019, respectively. Unrealized losses on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $42,000 and $54,000 for the nine months ended March 31, 2020 and 2019, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands
	March 31, 2020	June 30, 2019
Foreign exchange forward contracts	$6,102	$5,934
Open sale and purchase commitment transactions, net	25,397	4,667

12.	INCOME TAXES

Net income from operations before provision for income taxes is shown below:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
U.S.	$13,415	$1,355	$15,497	$4,214
Foreign	7	8	20	26
	$13,422	$1,363	$15,517	$4,240

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate for the three and nine months ended March 31, 2020 and 2019 are shown below:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Federal	$1,534	$338	$1,972	$959
State and local	279	61	376	177
Foreign	1	3	3	7
Income tax expense	$1,814	$402	$2,351	$1,143
Effective tax rate	13.5%	29.5%	15.2%	27.0%

Recent Developments

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, referred to herein as the CARES Act, as a response to the economic uncertainty resulting from the COVID-19 pandemic. Key business tax provisions in the CARES Act include modifications for net operating loss (“NOL”) carryovers and carrybacks, limitations of business interest expense deduction, as well as technical correction to the Tax Cuts and Jobs Act of 2017, providing the bonus depreciation eligibility of qualified improvement property, and a fiscal year company to carryback NOL arising in its 2018 tax year under the prior NOL carryback regime (allowing for a two-year carryback). As of March 31, 2020, the Company considered the impact of the carryback utilization of net operating losses from its fiscal years 2019 and 2018 in the amount of $7.1 million and $2.7 million, respectively, as provided for in the CARES Act. The income tax impact of the NOL carryback is further discussed below.

Tax Balances and Activity

Income Taxes Receivable and Payable

As of March 31, 2020 and June 30, 2019, income taxes receivable totaled $1.4 million and $1.5 million, respectively. The net reduction in our income taxes receivable balance of $0.1 million is primarily comprised of accrued taxes payable of $3.5 million, offset by income taxes receivable from the carryback of fiscal 2019 and 2018 losses of $3.4 million.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  As of March 31, 2020 and June 30, 2019, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.  Furthermore, the CARES Act allows NOLs originating after December 31, 2017 through January 1, 2021 to be carried back five years and enacts a technical correction to the Tax Cuts and Jobs Act of 2017 allowing non-calendar year filers with a taxable year that began in 2017 and ended during 2018 to carryback NOLs under the old tax laws, which enable the Company to fully utilize its NOLs. A tax valuation allowance was considered unnecessary as of March 31, 2020 and June 30, 2019.

As of March 31, 2020, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.0 million and a federal deferred tax liability of $0.1 million, primarily comprised of California net operating loss carryforwards. As of June 30, 2019, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.6 million and a federal deferred tax asset of $1.6 million primarily comprised of net operating loss carryforwards. Deferred tax asset has been reduced by $2.1 million as a result of the carryback utilization of federal NOLs under the CARES Act.

Net Operating Loss Carryforwards and Tax Credits

As of March 31, 2020 and June 30, 2019, the Company has approximately $0.0 million and $9.1 million of federal net operating loss carryforwards and approximately $11.6 million and $17.1 million, state and city net operating loss carryforwards, respectively. The reduction in federal NOLs to zero is due to the Company’s ability to carryback its NOLs to offset prior year’s taxable income under the CARES Act. The Company's combined federal, state and city tax-effected net operating loss carryforwards totaled, as of March 31, 2020 and June 30, 2019, $1.0 million and $3.1 million, respectively.  These state and city net operating loss carryforwards start to expire in the year ending June 30, 2022.

As of March 31, 2020 and June 30, 2019, the Company has approximately $53,000 and $53,000, respectively, of a California state tax credit that can be carried-over indefinitely to future tax years.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations.  For the nine months ended March 31, 2020, there was no material movement in unrecognized tax benefits including interest and penalties.

Tax Examinations

Due to a statute of limitations lapse, the Utah State tax examination of our fiscal 2011 through 2013 tax years has closed as of March 31, 2020. There has been no material change to our remaining open tax examinations.  Information related to open tax examinations is included in our 2019 Annual Report on Form10-K for fiscal year ended June 30, 2019.

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

Balances with Related Parties

Receivables and Payables, Net

As of March 31, 2020 and June 30, 2019, the Company had related party receivables and payables balances as set forth below:

in thousands
	March 31, 2020				June 30, 2019
	Receivables		Payables		Receivables	Payables
Stack's Bowers Galleries	$6,935	(1)	$—		$17,630	$—
Equity method investees	2,452	(2)	25,438	(3)	4,978	163
SilverTowne	—		1,149	(3)	241	—
	$9,387		$26,587		$22,849	$163

(1)

Balance principally includes two secured lines of credit with a balance of $10.0 million and $1.7 million (shown as a component of secured loans receivable); offset by $4.7 million.  See "Secured Lines of Credit", below.

(2)	Balance primarily represents trade receivables, net (shown as a component of receivables).
(3)	Balance primarily represents trade payables, net (shown as a component of accounts payable and other current liabilities).

Long-term Investments

As of March 31, 2020 and June 30, 2019, the aggregate carrying balance of the equity method investments was $12.3 million and $11.9 million, respectively (see Note 9).

Secured Lines of Credit

On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $5.3 million. The loan is secured by precious metals and numismatic products. As of March 31, 2020 and June 30, 2019, the outstanding principal balance of this loan was $1.7 million and $6.4 million, respectively.

On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. As of March 31, 2020 and June 30, 2019, the outstanding principal balance of this loan was $10.0 million and $7.5 million, respectively.

Long Term Debt Obligation

On December 7, 2018, the Company repaid the $7.5 million principal amount outstanding under the Goldline Credit Facility to the Goldline Lenders in full.  Under the terms of the principal repayment, the applicable credit and related agreements have been terminated and none of the parties thereto has any further rights or obligations thereunder. (See Note 14.)

Activity with Related Parties

Sales and Purchases

During the three and nine months ended March 31, 2020 and 2019, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2020		March 31, 2019		March 31, 2020		March 31, 2019
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$26,169	$15,151	$4,785	$3,924	$44,934	$36,317	$23,873	$21,883
Equity method investees	251,420	7,325	135,130	7,574	480,740	28,475	410,617	13,262
SilverTowne L.P.	1,452	93	2,537	161	5,171	748	11,218	1,498
	$279,041	$22,569	$142,452	$11,659	$530,845	$65,540	$445,708	$36,643

Interest Income

During the three and nine months ended March 31, 2020 and 2019, the Company earned interest income related to loans made to Stack's Bowers Galleries and to financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest income from secured loans receivables	$238	$277	$779	$766
Interest income from finance products and repurchase arrangements	1,663	1,316	4,803	4,747
	$1,901	$1,593	$5,582	$5,513

Interest Expense

During the three months ended March 31, 2020 and 2019, the Company incurred interest expense (including debt amortization costs) related to the debt payable to the Goldline Lenders that totaled $0 and $0, respectively. During the nine months ended March 31, 2020 and 2019, the Company incurred interest expense (including debt amortization costs) related to the debt payable to the Goldline Lenders that totaled $0 and $342,000, respectively.

Other Income

During the three months ended March 31, 2020 and 2019, the Company recorded its proportional share of its equity method investee's net income as other income that totaled $278,000 and $374,000, respectively. During the nine months ended March 31, 2020 and 2019, the Company recorded its proportional share of its equity method investee's net income as other income that totaled $392,000 and $934,000, respectively.

During the three months ended March 31, 2020 and 2019, the Company earned participation interest income related to one of CFC's secured lending agreements with Stack's Bowers Galleries that totaled $186,000 and $0, respectively. During the nine months ended March 31, 2020 and 2019, the Company earned participation interest income related to one of CFC's secured lending agreements with Stack's Bowers Galleries that totaled $275,000 and $24,000, respectively.

During the three and nine months ended March 31, 2019 the Company recorded an earn-out revaluation adjustment of $0 and $504,000, respectively, that was related to a contingent payable due to SilverTowne L.P.

Other Expense

During the three and nine months ended March 31, 2019 , the Company incurred $0 and $157,000, respectively, of fees related to the payoff of the Goldline Credit Facility that was payable to the Goldline Lenders.

14.	FINANCING AGREEMENTS

Lines of Credit

Effective March 27, 2020, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as joint lead lender and administrative agent and Natixis acts as joint lead arranger and syndication agent for the syndicate. The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis.

As of March 31, 2020, the Trading Credit Facility provided the Company with access up to $270.0 million, featuring a $220.0 million base, with a $50.0 million accordion option.  The Trading Credit Facility is scheduled to terminate on March 26, 2021.  From commencement of the Trading Credit Facility (i.e., March 31, 2016), the Company has incurred $4.1 million of accumulated loan costs.   These loan costs have been capitalized when incurred and are amortized over the term of the Trading Credit Facility.  As of March 31, 2020 and June 30, 2019, the remaining unamortized balance was approximately $0.7 million and $0.6 million, respectively.

The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line).  The one-month LIBOR rate was approximately 0.99% and 2.40% as of March 31, 2020 and June 30, 2019, respectively. Borrowings are due on demand and totaled $175.0 million and $167.0 million at March 31, 2020 and June 30, 2019, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility, after taking into account current borrowings, totaled $91.7 million and $11.6 million as determined on March 31, 2020 and June 30, 2019, respectively.

The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of March 31, 2020 the minimum tangible net worth financial covenant under the Trading Credit Facility was $48.1 million. The Company is in compliance with all restrictive financial covenants as of March 31, 2020.

Interest expense related to the Company’s lines of credit totaled $1.9 million and $2.0 million, which represents 38.3% and 47.6% of the total interest expense recognized, for the three months ended March 31, 2020 and 2019, respectively. Our lines of credit carried a daily weighted average effective interest rate of 4.15% and 4.89%, respectively, for the three months ended March 31, 2020 and 2019.

Interest expense related to the Company’s lines of credit totaled $6.0 million and $5.9 million, which represents 39.2% and 47.5% of the total interest expense recognized, for the nine months ended March 31, 2020 and 2019, respectively. Our lines of credit carried a daily weighted average effective interest rate of 4.37% and 4.73%, respectively, for the nine months ended March 31, 2020 and 2019.

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

On December 7, 2018, the Company prepaid the $7.5 million principal amount outstanding under the Goldline Credit Facility. As such, there was no interest expense incurred for the three and nine months ended March 31, 2020 related to this facility.

Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $342,000 which represents 2.7% of the total interest expense recognized, for the nine months ended March 31, 2019.  The Goldline Credit Facility's weighted average effective interest rate was 8.84% for the nine months ended March 31, 2019.

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

As of March 31, 2020, the consolidated carrying balance of the Notes was $92.3 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $2.7 million, which is amortized using the effective interest method through the maturity date.  As of March 31, 2020, the balance of the interest payable was $234,000.  Interest on the Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the three months ended March 31, 2020 and 2019, the interest expense related to the Notes (including loan amortization costs) totaled $1.4 million and $1.4 million, which represents 27.9% and 33.8% of the total interest expense recognized by the Company.  For the three months ended March 31, 2020 and 2019, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

For the nine months ended March 31, 2020 and 2019, the interest expense related to the Notes (including loan amortization costs) totaled $4.2 million and $3.1 million, which represents 27.6% and 25.2% of the total interest expense recognized by the Company, respectively.  For the nine months ended March 31, 2020 and 2019, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed precious metals with market values totaling $178.6 million as of March 31, 2020, with corresponding metals totaling $159.8 million and $18.8 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated March 31, 2020 balance sheet.  The Company recorded liabilities on borrowed metals with market values totaling $201.1 million as of June 30, 2019 with corresponding metals totaling $179.3 million and $21.8 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated June 30, 2019 balance sheet.

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

Product Financing Arrangements

The Company has agreements with financial institutions (third parties) that allow the Company to transfer its gold and silver inventory at an agreed-upon price based on the spot price with these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $122.1 million and $94.5 million as of March 31, 2020 and June 30, 2019, respectively.

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

Contingencies related to Purchase of Goldline

In connection with the acquisition of assets of Goldline LLC, the Company held back and deposited a portion of the original purchase price into escrow to serve as security for the seller’s indemnification obligations.  At June 30, 2019, $750,000 remained in escrow. In October 2019, the Company entered into a settlement agreement and mutual release with Goldline LLC, pursuant to which the Company received $460,000 from the escrow account and released Goldline from any further obligations relating to the acquisition.  The costs associated with the settlement of our purchase of Goldline were recorded as other income (loss), net in the condensed consolidated statements of income.

COVID-19

The Company is exposed to the effects of the COVID-19 pandemic.  The extent to which this outbreak impacts our results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact.

16.	STOCKHOLDERS’ EQUITY

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of March 31, 2020, no shares had been repurchased under the program.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved by the Company's stockholders on November 2, 2017.  As of March 31, 2020, 243,664 shares were authorized for issuance under the 2014 Plan, which terminates in 2027.

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

Stock Options

During the three months ended March 31, 2020 and 2019, the Company incurred $215,733 and $289,251 of compensation expense related to stock options, respectively. During the nine months ended March 31, 2020 and 2019, the Company incurred $619,702 and $842,427 of compensation expense related to stock options, respectively.  As of March 31, 2020, there was total remaining compensation expense of $1,616,565 related to employee stock options, which will be recorded over a weighted average period of approximately 2.7 years.

The following table summarizes the stock option activity for the nine months ended March 31, 2020.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2019	956,998	$17.08	$787	$5.88
Granted	357,731	$10.64
Cancellations, expirations and forfeitures	(39,499)	$16.21
Outstanding at March 31, 2020	1,275,230	$15.30	$1,312	$5.36
Exercisable at March 31, 2020	763,895	$17.09	$618	$6.03

Following is a summary of the status of stock options outstanding at March 31, 2020.

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$10.00	214,240	5.32	$8.62	134,239	2.60	$8.39
$10.01	$15.00	491,334	7.82	$11.68	147,335	4.44	$12.39
$15.01	$25.00	469,656	6.52	$19.96	407,321	6.34	$20.11
$25.01	$60.00	100,000	5.89	$25.50	75,000	5.89	$25.50
		1,275,230	6.77	$15.30	763,895	5.27	$17.09

Restricted Stock Units

The RSUs are not transferable and automatically convert to shares of common stock on a one -for-one basis as the awards vest. Additionally, the RSUs were issued with a market-based condition and provide for accelerated vesting under certain conditions.

During the three months ended March 31, 2020 and 2019, the Company incurred $9,401 and $0 of compensation expense related to RSUs, respectively. During the nine months ended March 31, 2020 and 2019, the Company incurred $15,668 and $0 of compensation expense related to RSUs, respectively. The remaining compensation expense that will be recorded under restricted stock unit ("RSU") grants totals $31,302, which will be recorded over a weighted average period of approximately 3.2 years.

The following table summarizes the RSU activity for the nine months ended March 31, 2020:

	Awards Outstanding	Weighted Average Fair Value per Unit at Grant Date
Outstanding at June 30, 2019	—	$—
Shares granted	7,000	$6.71
Outstanding at March 31, 2020	7,000	$6.71
Exercisable at March 31, 2020	—	$—

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

No tax benefit was recognized in the condensed consolidated statements of income related to share-based compensation for the three and nine months ended March 31, 2020 and 2019.  No share-based compensation was capitalized for the three and nine months ended March 31, 2020 and 2019.

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

Customer Concentration

Customers providing 10 percent or more of the Company's revenues for the three and nine months ended March 31, 2020 are presented on a comparative basis, with their corresponding balances for the three and nine months ended March 31, 2019 in the table below:

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2020		March 31, 2019		March 31, 2020		March 31, 2019
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,258,722	100.0%	$1,266,986	100.0%	$3,795,326	100.0%	$3,932,988	100.0%
Customer concentrations
HSBC Bank USA(1)	$138,181	11.0%	$347,966	27.5%	$536,961	14.1%	$972,958	24.7%
TD Securities	33,544	2.7%	3,019	0.2%	430,504	11.3%	8,190	0.2%
Customer A	192,497	15.2%	91,145	7.2%	350,232	9.3%	289,492	7.4%
	$364,222	28.9%	$442,130	34.9%	$1,317,697	34.7%	$1,270,640	32.3%

(1)

Sales with these trading partners are primarily comprised of sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product.

Customers providing 10 percent or more of the Company's accounts receivable as of March 31, 2020 and June 30, 2019 are presented on a comparative basis in the table below.

in thousands
	March 31, 2020		June 30, 2019
	Amount	Percent	Amount	Percent
Total accounts receivable, net	$96,753	100.0%	$26,895	100.0%
Customer concentrations
Customer B	$12,926	13.4%	$1,523	5.7%
Customer C	71,794	74.2%	983	3.6%
	$84,720	87.6%	$2,506	9.3%

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

Revenue

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2020		March 31, 2019		March 31, 2020		March 31, 2019
Revenue by segment(1)(2)
Wholesale Trading & Ancillary Services(3)	$1,234,165		$1,251,385		$3,733,252		$3,893,886
Direct Sales	24,557	(a)	15,601	(b)	62,074	(c)	39,102	(d)
	$1,258,722		$1,266,986		$3,795,326		$3,932,988

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

(3)	The elimination of inter-segment sales are reflected in the Wholesale Trading & Ancillary Services segment.
(a)	Includes $9.7 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.
(b)	Includes $0.3 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.
(c)	Includes $22.8 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.
(d)	Includes $0.6 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Revenue by geographic region (as determined by the shipping address or where the services were performed):
United States	$1,072,071	$1,148,787	$2,958,735	$3,493,306
Europe	59,367	47,997	214,777	186,758
North America, excluding United States	110,676	67,637	577,908	246,306
Asia Pacific	14,291	2,295	33,226	5,252
Africa	—	—	31	1
Australia	2,317	270	10,649	1,365
	$1,258,722	$1,266,986	$3,795,326	$3,932,988

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Gross profit by segment(1)
Wholesale Trading & Ancillary Services	$19,749	$6,934	$33,106	$21,150
Direct Sales	2,726	1,782	5,840	4,358
Total gross profit	$22,475	$8,716	$38,946	$25,508
Gross margin percentage by segment(1)
Wholesale Trading & Ancillary Services	1.600%	0.554%	0.887%	0.543%
Direct Sales	11.101%	11.422%	9.408%	11.145%
Weighted average gross margin percentage	1.786%	0.688%	1.026%	0.649%

(1)

The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Operating income (expense) by segment
Wholesale Trading & Ancillary Services
Selling, general and administrative expenses	$(7,973)	$(5,618)	$(19,253)	$(16,525)
Interest income	$2,376	$2,052	$6,868	$6,458
Interest expense	$(2,946)	$(2,401)	$(8,215)	$(7,255)
Other income, net	$278	$373	$392	$1,436
Unrealized income (loss) on foreign exchange	$(45)	$(36)	$(42)	$(54)
Secured Lending
Selling, general and administrative expenses	$(666)	$(394)	$(1,398)	$(1,083)
Interest income	$3,591	$2,755	$11,099	$7,552
Interest expense	$(2,105)	$(1,838)	$(7,059)	$(4,850)
Other income, net	$186	$—	$275	$24
Direct Sales
Selling, general and administrative expenses	$(1,749)	$(2,246)	$(5,877)	$(6,472)
Interest expense	$—	$—	$—	$(342)
Other income (expense), net	$—	$—	$(219)	$(157)

Net income (loss) before provision for income taxes

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Net income (loss) before provision for income taxes by segment
Wholesale Trading & Ancillary Services	$11,439	$1,304	$12,856	$5,210
Secured Lending	1,006	523	2,917	1,643
Direct Sales	977	(464)	(256)	(2,613)
	$13,422	$1,363	$15,517	$4,240

Depreciation and Amortization

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Depreciation and amortization by segment
Wholesale Trading & Ancillary Services	$(375)	$(386)	$(1,175)	$(1,177)
Secured Lending	(281)	—	(316)	—
Direct Sales	(227)	(304)	(726)	(911)
	$(883)	$(690)	$(2,217)	$(2,088)

Advertising expense

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Advertising expense by segment
Wholesale Trading & Ancillary Services	$(294)	$(115)	$(362)	$(383)
Secured Lending	(6)	(5)	(11)	(9)
Direct Sales	(456)	(499)	(1,192)	(1,465)
	$(756)	$(619)	$(1,565)	$(1,857)

Precious metals held under financing arrangements

in thousands
	March 31, 2020	June 30, 2019
Precious metals held under financing arrangements by segment
Wholesale Trading & Ancillary Services	$187,005	$208,792

Inventories

in thousands
	March 31, 2020	June 30, 2019
Inventories by segment
Wholesale Trading & Ancillary Services	$382,225	$268,383
Secured Lending	23,079	16,867
Direct Sales	7,825	7,611
	$413,129	$292,861

in thousands
	March 31, 2020	June 30, 2019
Inventories by geographic region
United States	$399,645	$280,924
Europe	11,273	3,944
North America, excluding United States	2,016	7,452
Asia	195	541
	$413,129	$292,861

Total Assets

in thousands
	March 31, 2020	June 30, 2019
Assets by segment
Wholesale Trading & Ancillary Services	$775,967	$561,902
Secured Lending	143,467	130,143
Direct Sales	21,523	13,317
	$940,957	$705,362

in thousands
	March 31, 2020	June 30, 2019
Assets by geographic region
United States	$926,749	$689,287
Europe	11,997	8,082
North America, excluding United States	2,016	7,452
Asia	195	541
	$940,957	$705,362

Long-term Assets

in thousands
	March 31, 2020	June 30, 2019
Long-term assets by segment
Wholesale Trading & Ancillary Services	$35,886	$32,816
Secured Lending	1,408	280
Direct Sales	3,984	3,416
	$41,278	$36,512

in thousands
	March 31, 2020	June 30, 2019
Long-term assets by geographic region
United States	$41,225	$36,459
Europe	53	53
	$41,278	$36,512

Capital Expenditures for Property, Plant, and Equipment

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Capital expenditures on property, plant, and equipment by segment
Wholesale Trading & Ancillary Services	$225	$26	$600	$164
Secured Lending	4	91	76	91
Direct Sales	3	35	10	35
	$232	$152	$686	$290

Goodwill and Intangible Assets

in thousands
	March 31, 2020	June 30, 2019
Goodwill and Intangibles by segment
Wholesale Trading & Ancillary Services	$11,902	$12,087
Direct Sales	2,213	2,646
	$14,115	$14,733

19.	SUBSEQUENT EVENTS

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

In addition to the risks and uncertainties that may ordinarily influence our business, the Company is exposed to the effects of the COVID-19 pandemic.  The extent to which this outbreak impacts our results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes contained elsewhere in this Form 10-Q.This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report, particularly in “Risk Factors.”

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

•

Results of operations.  This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the respective periods presented. Included in our analysis is a discussion of five performance metrics: (i) Ounces of gold and silver sold, (ii) Wholesale trading ticket volume, (iii) Direct Sales ticket volume, (iv) inventory turnover ratio and (v) number of secured loans at period-end.

•	Segment results of operations. This section provides an analysis of our results of operations presented for our three segments:
o	Wholesale Trading & Ancillary Services,
o	Secured Lending, and
o	Direct Sales

for the comparable periods.

•

Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of March 31, 2020. Included in this section is a discussion of our: outstanding debt, the amount of financial capacity available to fund our future commitments and other financing arrangements.

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

The Wholesale Trading & Ancillary Services segment operates as a full-service precious metals trading company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 200 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, and a trading center in El Segundo, California.  The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to wholesale trading activity, A-Mark offers its customers a variety of services, including financing, storage, consignment, logistics, and various customized financial programs.  As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.

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

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of March 31, 2020, CFC and AMCF had, in aggregate, approximately $49.6 million in secured loans outstanding, of which approximately 13.6% were acquired from third-parties (some of which may be customers of A-Mark) and approximately 86.4% were originated by CFC.

AMCF, a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC.  AMCF issued, administers, and owns Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98% (collectively referred to as the "Notes").  The Notes have a maturity date of December 15, 2023. For additional information regarding this securitization. (See Note 14 of the notes to condensed consolidated financial statements.)

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

AMIP, a wholly owned subsidiary of Goldline, manages its intellectual property.

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

Our Strategy

The Company was formed in 1965 and has grown into a significant participant in the bullion and coin markets, with approximately $4.8 billion in revenues for fiscal year 2019. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, and the scope of complementary products, services, and technological tools that we offer to our customers.  We intend to promote our growth by leveraging off the strengths of our existing integrated operations:

•	the depth of our customer relationships;
•	our access to market makers, suppliers and government mints and other mints;
•	our trading systems in the U.S. and Europe;
•	our expansive precious metals dealer network;
•	our depository relationships around the world;
•	our knowledge of secured lending;
•	our logistics capabilities;
•	our trading expertise; and
•	the quality and experience of our management team.

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

However, unlike futures contracts which do not impact the Company’s revenue, forward sales contracts by their nature are required to be included in revenues. The decision to use a forward contract verses another derivative type product (e.g., a futures contract) for hedging purposes is based on the economics of the transaction.  Since the volume of hedging can be significant, the movement in and out of forwards can substantially impact revenues, either positively or negatively, from period to period.  For this reason, the Company believes ounces sold (excluding ounces sold on forward sales contracts) is a meaningful metric to assess our top line performance.

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

Number of Secured Loans.  Finally, as a measure of the size of our secured lending segment, we look at the number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the fiscal quarter. Typically, the number of loans increases during periods of increasing precious metal pricing and decrease during periods of declining precious metal prices.

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

COVID-19

On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become pandemic, and on March 13, the U.S. President declared a national emergency due to the spread of the disease in the United States.  The COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States, and has severely constricted the level of economic activity worldwide.  The resulting macroeconomic events contributed to an increase in the business conducted by the Company, but also pose certain risks and uncertainties for the Company. It is challenging to predict how long the COVID-19 pandemic will continue, the extent to which the effects that the Company has experienced from the pandemic thus far will persist, or whether other effects on the Company and its businesses will materialize in the short or long term.

Macroeconomic events positively affected the Company’s trading revenues and gross profit as the volatility of the price of precious metals and numismatics resulted in a material increase the spread between bid and ask prices on these products. We also experienced substantially increased demand for products in each of our coin and bar, industrial and retail (Goldline) businesses, which we attribute to certain customers seeking to assure a supply of precious metals necessary for the operation of their businesses, and other customers’ seeking the safety of investments in precious metals.  In response to the heightened demand, in certain cases prices for the products we sell have also risen.

We have also experienced certain negative effects in the precious metals market.  Through our CFC finance subsidiary, we make loans to our customers secured by coins and precious metals.  Numerous CFC loans were paid off when the market experienced a temporary drop in precious metal prices, reducing collateral coverage.  This has had the effect of decreasing the size of our loan portfolio and the interest earned on the portfolio.  It has also required us to substitute cash and our own precious metals inventory as collateral under our AMCF securitization program, as the pool of loans securing the program has declined.  While we did not experience any related losses, there is no assurance that this might not occur in the future.

Fiscal Year

Our fiscal year end is June 30 each year.  Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS

Overview of Results of Operations for the Three Months Ended March 31, 2020 and 2019

Condensed Consolidated Results of Operations

The operating results of our business for the three months ended March 31, 2020 and 2019 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,258,722	100.000%	$1,266,986	100.000%	$(8,264)	(0.7)%
Gross profit	22,475	1.786%	8,716	0.688%	$13,759	157.9%
Selling, general, and administrative expenses	(10,388)	(0.825)%	(8,258)	(0.652)%	$2,130	25.8%
Interest income	5,968	0.474%	4,807	0.379%	$1,161	24.2%
Interest expense	(5,051)	(0.401)%	(4,239)	(0.335)%	$812	19.2%
Other income, net	463	0.037%	373	0.029%	$90	24.1%
Unrealized loss on foreign exchange	(45)	(0.004)%	(36)	(0.003)%	$9	25.0%
Net income before provision for income taxes	13,422	1.066%	1,363	0.108%	$12,059	884.7%
Income tax expense	(1,814)	(0.144)%	(402)	(0.032)%	$1,412	351.2%
Net income	11,608	0.922%	961	0.076%	$10,647	1107.9%
Net income (loss) attributable to non-controlling interests	287	0.023%	(29)	(0.002)%	$316	1089.7%
Net income attributable to the Company	$11,321	0.899%	$990	0.078%	$10,331	1043.5%
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$1.61		$0.14		$1.47	1050.0%
Diluted	$1.61		$0.14		$1.47	1050.0%
Performance Metrics:(1)
Gold ounces sold(2)	508,000		474,000		34,000	7.2%
Silver ounces sold(3)	25,728,000		16,751,000		8,977,000	53.6%
Inventory turnover ratio(4)	3.7		4.6		(0.9)	(19.6)%
Number of secured loans at period end(5)	429		2,568		(2,139)	(83.3)%

(1)	See "Results of Segments" for ticket count volume by segment.
(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(4)

Inventory turnover ratio is the cost of sales divided by average inventory for the period presented above. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Nine Months Ended March 31, 2020 and 2019

Condensed Consolidated Results of Operations

The operating results of our business for the nine months ended March 31, 2020 and 2019 are as follows:

in thousands, except per share data and performance metrics
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$3,795,326	100.000%	$3,932,988	100.000%	$(137,662)	(3.5)%
Gross profit	38,946	1.026%	25,508	0.649%	$13,438	52.7%
Selling, general, and administrative expenses	(26,528)	(0.699)%	(24,080)	(0.612)%	$2,448	10.2%
Interest income	17,968	0.473%	14,010	0.356%	$3,958	28.3%
Interest expense	(15,274)	(0.402)%	(12,447)	(0.316)%	$2,827	22.7%
Other income, net	447	0.012%	1,303	0.033%	$(856)	(65.7)%
Unrealized loss on foreign exchange	(42)	(0.001)%	(54)	(0.001)%	$(12)	(22.2)%
Net income before provision for income taxes	15,517	0.409%	4,240	0.108%	$11,277	266.0%
Income tax expense	(2,351)	(0.062)%	(1,143)	(0.029)%	$1,208	105.7%
Net income	13,166	0.347%	3,097	0.079%	$10,069	325.1%
Net income attributable to non-controlling interests	483	0.013%	49	0.001%	$434	885.7%
Net income attributable to the Company	$12,683	0.334%	$3,048	0.078%	$9,635	316.1%
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$1.80		$0.43		$1.37	318.6%
Diluted	$1.80		$0.43		$1.37	318.6%
Performance Metrics:(1)
Gold ounces sold(2)	1,512,000		1,449,000		63,000	4.3%
Silver ounces sold(3)	60,740,000		55,071,000		5,669,000	10.3%
Inventory turnover ratio(4)	10.6		14.3		(3.7)	(25.9)%
Number of secured loans at period end(5)	429		2,568		(2,139)	(83.3)%

(1)	See "Results of Segments" for ticket count volume by segment.
(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(4)

Inventory turnover ratio is the cost of sales divided by average inventory for the period presented above.  This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the period.

Revenues

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands, except performance metrics
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,258,722	100.000%	$1,266,986	100.000%	$(8,264)	(0.7)%
Performance Metrics
Gold ounces sold	508,000		474,000		34,000	7.2%
Silver ounces sold	25,728,000		16,751,000		8,977,000	53.6%

Revenues for the three months ended March 31, 2020 decreased $8.3 million, or 0.7%, to $1.259 billion from $1.267 billion in 2019.  Our revenues decreased primarily due to lower forward sales ($314.7 million of the aggregate change), offset by an increase in the total amount of gold and silver ounces sold and higher selling prices of gold and silver.

Gold ounces sold for the three months ended March 31, 2020 increased 34,000 ounces, or 7.2%, to 508,000 ounces from 474,000 ounces in 2019.  Silver ounces sold for the three months ended March 31, 2020 increased 8,977,000 ounces, or 53.6%, to 25,728,000 ounces from 16,751,000 ounces in 2019. On average, the selling prices for gold increased by 21.3% and selling prices for silver increased by 2.4% during the three months ended March 31, 2020 as compared to 2019.

A key factor that contributed to the increase in demand for precious metals was the recent volatility in precious metals caused by macroeconomic and other events.  In addition to the increased demand for our products, a combination of volatile metal prices and supply constraints led to a significant expansion in premium spreads in the precious metals market during the quarter ended March 31, 2020. These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands, except performance metrics
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$3,795,326	100.000%	$3,932,988	100.000%	$(137,662)	(3.5)%
Performance Metrics
Gold ounces sold	1,512,000		1,449,000		63,000	4.3%
Silver ounces sold	60,740,000		55,071,000		5,669,000	10.3%

Revenues for the nine months ended March 31, 2020 decreased $137.7 million, or 3.5% to $3.795 billion from $3.933 billion in 2019.  Our revenues decreased primarily due to lower forward sales ($925.7 million of the aggregate change), offset by an increase in the total amount of gold and silver ounces sold and higher selling prices of gold and silver.

Gold ounces sold for the nine months ended March 31, 2020 increased 63,000 ounces, or 4.3%, to 1,512,000 ounces from 1,449,000 ounces in 2019.  Silver ounces sold for the nine months ended March 31, 2020 increased 5,669,000 ounces, or 10.3%, to 60,740,000 ounces from 55,071,000 ounces in 2019. On average, the selling prices for gold increased by 21.0% and selling prices for silver increased by 10.4% during the nine months ended March 31, 2020 as compared to 2019.

A key factor that contributed to the increase in demand for precious metals was the recent volatility in precious metals caused by macroeconomic and other events.  In addition to the increased demand for our products, a combination of volatile metal prices and supply constraints led to a significant expansion in premium spreads in the precious metals market during the quarter ended March 31, 2020. These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Gross Profit

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands, except performance metric
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$22,475	1.786%	$8,716	0.688%	$13,759	157.9%
Performance Metric
Inventory turnover ratio	3.7		4.6		(0.9)	(19.6)%

Gross profit for the three months ended March 31, 2020 increased by $13.8 million, or 157.9%, to $22.5 million from $8.7 million in 2019.  The overall gross profit increase was primarily due to higher gross profits earned by the Wholesale Trading & Ancillary Services and Direct Sales segments.

The Company’s overall gross margin percentage increased by 159.6% to 1.786% from 0.688% in 2019. The increase in gross margin percentage was mainly attributable to significantly wider trading spreads due to increased demand, higher trading profits, and lower forward sales (approximately $314.7 million of the aggregate change), which increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Our inventory turnover rate for the three months ended March 31, 2020 decreased by 19.6%, to 3.7 from 4.6 in 2019.  The decrease in our inventory turnover rate was primarily due to the lower volume of ounces sold on forward contracts during the three months ended March 31, 2020 as compared to 2019.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands, except performance metric
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$38,946	1.026%	$25,508	0.649%	$13,438	52.7%
Performance Metric
Inventory turnover ratio	10.6		14.3		(3.7)	(25.9)%

Gross profit for the nine months ended March 31, 2020 increased by $13.4 million, or 52.7%, to $38.9 million from $25.5 million in 2019.  The overall gross profit increase was due to higher gross profits from the Wholesale Trading & Ancillary segment and Direct Sales segments.

The Company’s overall gross margin percentage increased by 58.1% to 1.026% from 0.649% in 2019. The increase in gross margin percentage was mainly attributable to significantly wider trading spreads due to increased demand, higher trading profits, and lower forward sales (approximately $925.7 million of the aggregate change), which increase revenues but are associated with negligible gross margins that can significantly affect the gross margin percentage, and by higher trading profits. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Our inventory turnover rate for the nine months ended March 31, 2020 decreased by 25.9%, to 10.6 from 14.3 in 2019.  The decrease in our inventory turnover rate was primarily due to the lower volume of ounces sold on forward contracts during the nine months ended March 31, 2020 as compared to 2019.

Selling, General and Administrative Expense

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(10,388)	(0.825)%	$(8,258)	(0.652)%	$2,130	25.8%

Selling, general and administrative expenses for the three months ended March 31, 2020 increased $2.1 million, or 25.8%, to $10.4 million from $8.3 million in 2019. The change was primarily due to increases in performance-based compensation accruals of $2.3 million and $0.3 million of depreciation expense, which were partially offset by decreases in operating expenses of $0.5 million associated with our Direct Sales segment and consulting expenses of $0.1 million.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(26,528)	(0.699)%	$(24,080)	(0.612)%	$2,448	10.2%

Selling, general and administrative expenses for the nine months ended March 31, 2020 increased $2.4 million, or 10.2%, to $26.5 million from $24.1 million in 2019. The change was primarily due to increases in performance-based compensation accruals of $2.8 million and $0.3 million of depreciation expense, which were partially offset by decreases in operating expenses of $0.6 million associated with our Direct Sales segment.

Interest Income

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands, except performance metric
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$5,968	0.474%	$4,807	0.379%	$1,161	24.2%
Performance Metric
Number of secured loans at period-end	429		2,568		(2,139)	(83.3)%

Interest income for the three months ended March 31, 2020 increased $1.2 million, or 24.2%, to $6.0 million from $4.8 million in 2019.  The aggregate increase in interest income was primarily due to higher interest income earned by our Secured Lending segment and other finance product income.

Interest income from our Secured Lending segment increased by $0.8 million in comparison to the same year-ago period, which represents approximately 72.1% of the aggregate increase.  The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average loan balances during the current period as compared to the average loan balances for the comparable three month period.

The number of secured loans outstanding decreased by 83.3% to 429 from 2,568 in 2019.  Typically, the number of loans increases during periods of increasing precious metal prices and decrease during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in the margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. The Company did not incur loan losses related to the margin calls or borrower loan liquidations during this or the comparable period.

The interest income from our other finance product income increased by $0.3 million in comparison to the same year-ago period.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands, except performance metric
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$17,968	0.473%	$14,010	0.356%	$3,958	28.3%
Performance Metric
Number of secured loans at period-end	429		2,568		(2,139)	(83.3)%

Interest income for the nine months ended March 31, 2020 increased $4.0 million, or 28.3%, to $17,968 from $14.0 million in 2019.  The aggregate increase in interest income was primarily due to interest income earned by our Secured Lending Segment and other finance product income.

The interest income from our Secured Lending segment increased by $3.5 million or by 47.0% in comparison to the same year-ago period, which represents approximately 89.7% of the aggregate increase.  The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average loan balances during the current period as compared to the average loan balances for the comparable nine month period, and to a lesser extent, higher average interest rates.

The number of secured loans outstanding decreased by 83.3% to 429 from 2,568 in 2019.  Typically, the number of loans increases during periods of increasing precious metal prices and decrease during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. The Company did not incur loan losses related to the margin calls or borrower loan liquidations during this or the comparable period.

The interest income from our other finance product income increased by $0.4 million in comparison to the same year-ago period.

Interest Expense

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(5,051)	(0.401)%	$(4,239)	(0.335)%	$812	19.2%

Interest expense for the three months ended March 31, 2020 increased $0.8 million, or 19.2% to $5.1 million from $4.2 million in 2019.  The increase in interest expense was primarily related to our loan servicing fees, notes payable, liabilities on borrowed metals, product financing arrangements, and, partially offset by a reduction in interest expense related to our Trading Credit Facility.  As compared to the same year-ago period, the amount of interest expense that increased by component included: (i) $0.3 million of loan servicing fees, (ii) $0.3 million of notes payable, (iii) $0.2 million of liabilities on borrowed metals, and (iv) $0.1 million of product financing arrangements, which were offset by a reduction of $0.1 million related to the Trading Credit Facility (including debt amortization costs).

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(15,274)	(0.402)%	$(12,447)	(0.316)%	$2,827	22.7%

Interest expense for the nine months ended March 31, 2020 increased $2.8 million, or 22.7% to $15.3 million from $12.4 million in 2019.  The increase in interest expense was related primarily to our notes payable (which was issued in September of 2018), loan servicing fees, product financing arrangements, liabilities on borrowed metals, and Trading Credit Facility, partially offset by a reduction in interest expense related to the Goldline Credit Facility. As compared to the same year-ago period, the amount of interest expense that increased by component included: (i) $1.4 million notes payable (including debt amortization costs), (ii) $0.9 million of loan servicing costs (iii) $0.4 million of product financing arrangements, (iv) $0.3 million of liabilities on borrowed metals, and (v) $0.1 million of Trading Credit Facility (including debt amortization costs) expenses, which were offset by a reduction of $0.3 million related to the Goldline Credit Facility (including debt amortization costs).  The Goldline Credit Facility was paid off in full during second quarter of fiscal year 2019.

Other income, net

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$463	0.037%	$373	0.029%	$90	24.1%

Other income, net for the three months ended March 31, 2020 increased $0.1 million, or 24.1% to $0.5 million from $0.4 million in 2019. The aggregate increase was primarily due to (i) an increase of $0.2 million in royalties earned, offset by (ii) a decrease in the Company’s proportionate share of our equity-method investees' earnings by $0.1 million compared to the prior comparable quarter.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$447	0.012%	$1,303	0.033%	$(856)	(65.7)%

Other (expense) income, net for the nine months ended March 31, 2020 decreased $0.9 million, or 65.7% to $0.4 million (other expense, net) from $1.3 million (other income, net) in 2019. The aggregate decrease was primarily due to: (i) a decrease in the  Company’s proportionate share of our equity-method investees' earnings by $0.5 million compared to the prior comparable year-to-date period, (ii) an earn-out revaluation adjustment of $0.5 million that was recorded as other income and recognized during the nine months ended March 31, 2019, and (iii) $0.2 million of costs recorded as other expense associated with the settlement of our purchase of Goldline that was recognized during the nine months ended March 31, 2020, partially offset by:  (iv) an increase of $0.3 million in royalties earned, and (v) $0.2 million of fees related to the payoff of the Goldline Credit Facility that was recorded as other expense during the nine months ended March 31, 2019

Provision for Income Taxes

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(1,814)	(0.144)%	$(402)	(0.032)%	$1,412	351.2%

Our income tax expense was $1.8 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.  Our effective tax rate was approximately 13.5% and 29.5% for the three months ended March 31, 2020 and 2019, respectively.  For the three months ended March 31, 2020, our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, offset by the exclusion of profits related to the Company's minority interests and the income tax rate benefit from the carryback of the Company’s fiscal years 2019 and 2018 NOLs to prior years under the CARES Act, which allows the NOLs to be availed at the higher corporate tax rate of 35% versus 21%.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(2,351)	(0.062)%	$(1,143)	(0.029)%	$1,208	105.7%

Our income tax expense was $2.4 million and $1.1 million for the nine months ended March 31, 2020 and 2019, respectively.  Our effective tax rate was approximately 15.2% and 27.0% for the nine months ended March 31, 2020 and 2019, respectively.  For the nine months ended March 31, 2020, our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, offset by the exclusion of profits related to the Company's minority interests and income tax rate benefit of the carryback of the Company’s fiscal years 2019 and 2018 NOLs to prior years under the CARES Act, which allows the NOLs to be availed at the higher corporate tax rate of 35% versus 21%.

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

Overview of Results of Operations for the Three Months Ended March 31, 2020 and 2019

— Wholesale Trading & Ancillary Services Segment

The operating results of our Wholesale Trading & Ancillary Services segment for the three months ended March 31, 2020 and 2019 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,234,166	100.000%	$1,251,385	100.000%	$(17,219)	(1.4)%
Gross profit	19,749	1.600%	6,934	0.554%	$12,815	184.8%
Selling, general, and administrative expenses	(7,973)	(0.646)%	(5,618)	(0.449)%	$2,355	41.9%
Interest income	2,376	0.193%	2,052	0.164%	$324	15.8%
Interest expense	(2,946)	(0.239)%	(2,401)	(0.192)%	$545	22.7%
Other income, net	278	0.023%	373	0.030%	$(95)	(25.5)%
Unrealized loss on foreign exchange	(45)	(0.004)%	(36)	(0.003)%	$9	25.0%
Net income before provision for income taxes	$11,439	0.927%	$1,304	0.104%	$10,135	777.2%
Performance Metrics:
Gold ounces sold(1)	496,000		469,000		27,000	5.8%
Silver ounces sold(2)	25,546,000		16,392,000		9,154,000	55.8%
Wholesale Trading ticket volume(3)	48,689		30,966		17,723	57.2%

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(3)	Trading ticket volume represents the total number of product orders processed by A-Mark.

Overview of Results of Operations for the Nine Months Ended March 31, 2020 and 2019

— Wholesale Trading & Ancillary Services Segment

The operating results of our Wholesale Trading & Ancillary Services segment for the nine months ended March 31, 2020 and 2019 are as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$3,733,253	100.000%	$3,893,886	100.000%	$(160,633)	(4.1)%
Gross profit	33,106	0.887%	21,150	0.543%	$11,956	56.5%
Selling, general, and administrative expenses	(19,253)	(0.516)%	(16,525)	(0.424)%	$2,728	16.5%
Interest income	6,868	0.184%	6,458	0.166%	$410	6.3%
Interest expense	(8,215)	(0.220)%	(7,255)	(0.186)%	$960	13.2%
Other income, net	392	0.011%	1,436	0.037%	$(1,044)	(72.7)%
Unrealized loss on foreign exchange	(42)	(0.001)%	(54)	(0.001)%	$(12)	(22.2)%
Net income before provision for income taxes	$12,856	0.344%	$5,210	0.134%	$7,646	146.8%
Performance Metrics:
Gold ounces sold(1)	1,482,000		1,437,000		45,000	3.1%
Silver ounces sold(2)	60,241,000		54,179,000		6,062,000	11.2%
Wholesale Trading ticket volume(3)	115,491		95,986		19,505	20.3%

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(3)	Trading ticket volume represents the total number of product orders processed by A-Mark.

Revenues — Wholesale Trading & Ancillary Services

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands, except performance metrics
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,234,166	100.000%	$1,251,385	100.000%	$(17,219)	(1.4)%
Performance Metrics
Gold ounces sold	496,000		469,000		27,000	5.8%
Silver ounces sold	25,546,000		16,392,000		9,154,000	55.8%

Revenues for the three months ended March 31, 2020 decreased $17.2 million, or 1.4%, to $1.234 billion from $1.251 billion in 2019.  Our revenues decreased primarily due to lower forward sales ($314.7 million of the aggregate change), offset by an increase in the total amount of gold and silver ounces sold and higher selling prices of gold and silver.

Gold ounces sold for the three months ended March 31, 2020 increased 27,000 ounces, or 5.8%, to 496,000 ounces from 469,000 ounces in 2019.  Silver ounces sold for the three months ended March 31, 2020 increased 9,154,000 ounces, or 55.8%, to 25,546,000 ounces from 16,392,000 ounces in 2019. On average, the selling prices for gold increased by 21.4% and selling prices for silver increased by 2.8% during the three months ended March 31, 2020 as compared to 2019.

A key factor that contributed to the increase in demand for precious metals was the recent volatility in precious metals caused by macroeconomic and other events.  In addition to the increased demand for our products, a combination of volatile metal prices and supply constraints led to a significant expansion in premium spreads in the precious metals market during the quarter ended March 31, 2020. These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands, except performance metrics
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$3,733,253	100.000%	$3,893,886	100.000%	$(160,633)	(4.1)%
Performance Metrics
Gold ounces sold	1,482,000		1,437,000		45,000	3.1%
Silver ounces sold	60,241,000		54,179,000		6,062,000	11.2%

Revenues for the nine months ended March 31, 2020 decreased $0.161 billion, or 4.1%, to $3.733 billion from $3.894 billion in 2019.  Our revenues decreased due to lower forward sales ($925.7 million of the aggregate change) offset by an increase in the total amount of gold and silver ounces sold and higher selling prices of gold and silver.

Gold ounces sold for the nine months ended March 31, 2020 increased 45,000 ounces, or 3.1%, to 1,482,000 ounces from 1,437,000 ounces in 2019.  Silver ounces sold for the nine months ended March 31, 2020 increased 6,062,000 ounces, or 11.2%, to 60,241,000 ounces from 54,179,000 ounces in 2019. On average, the selling prices for gold increased by 21.0% and selling prices for silver increased by 10.8% during the nine months ended March 31, 2020 as compared to 2019.

A key factor that contributed to the increase in demand for precious metals was the recent volatility in precious metals caused by macroeconomic and other events.  In addition to the increased demand for our products, a combination of volatile metal prices and supply constraints led to a significant expansion in premium spreads in the precious metals market during the quarter ended March 31, 2020. These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Gross Profit — Wholesale Trading & Ancillary Services

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands, except performance metric
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$19,749	1.600%	$6,934	0.554%	$12,815	184.8%
Performance Metric
Wholesale trading ticket volume	48,689		30,966		17,723	57.2%

Gross profit for the three months ended March 31, 2020 increased by $12.8 million, or 184.8%, to $19.7 million from $6.9 million in 2019.   The overall gross profit increase was primarily due to higher sales volumes and increased spreads.

This segment’s profit margin percentage increased by 188.8% to 1.600% from 0.554% in 2019. The increase in gross margin percentage was mainly attributable to significantly wider trading spreads due to increased demand, higher trading profits, and lower forward sales (approximately $314.7 million of the aggregate change), which increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

The wholesale trading ticket volume for the three months ended March 31, 2020 increased by 17,723 tickets, or 57.2%, to 48,689 tickets from 30,966 tickets in 2019.  The increase in our trading ticket volume is indicative of increased trading activity due to higher demand as compared to 2019.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands, except performance metric
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$33,106	0.887%	$21,150	0.543%	$11,956	56.5%
Performance Metric
Wholesale trading ticket volume	115,491		95,986		19,505	20.3%

Gross profit for the nine months ended March 31, 2020 increased by $12.0 million, or 56.5%, to $33.1 million from $21.2 million in 2019.  The overall gross profit increase was primarily due to higher sales volumes and increased spreads.

This segment’s profit margin percentage increased by 63.3% to 0.887% from 0.543% in 2019. The increase in gross margin percentage was mainly attributable to significantly wider trading spreads due to increased demand, higher trading profits, and lower forward sales (approximately $925.7 million of the aggregate change), which increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

The wholesale trading ticket volume for the nine months ended March 31, 2020 increased by 19,505 tickets, or 20.3%, to 115,491 tickets from 95,986 tickets in 2019.  The increase in our trading ticket volume is indicative of increased trading activity due to higher demand as compared to 2019.

Selling, General and Administrative Expenses  — Wholesale Trading & Ancillary Services

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(7,973)	(0.646)%	$(5,618)	(0.449)%	$2,355	41.9%

Selling, general and administrative expenses for the three months ended March 31, 2020 increased $2.4 million, or 41.9%, to $8.0 million from $5.6 million in 2019. The change was primarily due to increases in performance-based compensation accruals of $2.3 million.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(19,253)	(0.516)%	$(16,525)	(0.424)%	$2,728	16.5%

Selling, general and administrative expenses for the nine months ended March 31, 2020 increased $2.7 million, or 16.5%, to $19.3 million from $16.5 million in 2019. The change was primarily due to increases in performance-based compensation accruals of $2.8 million.

Interest Income — Wholesale Trading & Ancillary Services

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,376	0.193%	$2,052	0.164%	$324	15.8%

Interest income for the three months ended March 31, 2020 increased $0.3 million, or 15.8%, to $2.4 million from $2.1 million in 2019.  The overall increase is primarily due to $0.2 million of product financing arrangements and $0.1 million of interest income earned from a note receivable issued in the current year.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$6,868	0.184%	$6,458	0.166%	$410	6.3%

Interest income for the nine months ended March 31, 2020 increased $0.4 million, or 6.3%, to $6.9 million from $6.5 million in 2019.  The overall increase is primarily due to $0.3 million of product financing arrangements and $0.2 million of interest income earned from a note receivable issued in the current year.

Interest Expense — Wholesale Trading & Ancillary Services

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,946)	(0.239)%	$(2,401)	(0.192)%	$545	22.7%

Interest expense for the three months ended March 31, 2020 increased $0.5 million, or 22.7% to $2.9 million from $2.4 million in 2019. The increase was primarily due to our notes payable, and the increase in our liability on borrowed metals.  As compared to the same year-ago period, the following interest expense components increased by: (i) $0.2 million related to our notes payable, (ii) $0.2 million related to our liability on borrowed metals, and (iii) $0.1 million related to our product financing arrangements.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(8,215)	(0.220)%	$(7,255)	(0.186)%	$960	13.2%

Interest expense for the nine months ended March 31, 2020 increased $1.0 million, or 13.2% to $8.2 million from $7.3 million in 2019. The increase was primarily due to our Trading Credit Facility, product financing arrangements, and the increase in our liability on borrowed metals, partially offset by a decrease in interest expense related to our notes payable. As compared to the same year-ago period, the following interest expense components increased by: (i) $0.8 million related to Trading Credit Facility, (ii) $0.4 million related to product financing arrangements, and (iii) $0.3 million related to our liability on borrowed metals, partially offset by a decrease of (iv) $0.6 million related to our notes payable.

Other income, net — Wholesale Trading & Ancillary Services

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$278	0.023%	$373	0.030%	$(95)	(25.5)%

Other income, net for the three months ended March 31, 2020 decreased $0.1 million or 25.5% to $0.3 million from $0.4 million in 2019.  The aggregate decrease was primarily due to a decrease in the Company’s proportionate share of our equity-method investees' earnings by $0.1 million compared to the prior comparable quarter.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$392	0.011%	$1,436	0.037%	$(1,044)	(72.7)%

Other income, net for the nine months ended March 31, 2020 decreased $1.0 million, or 72.7% to $0.4 million from $1.4 million in 2019. The aggregate decrease was primarily related to a decrease in the Company’s proportionate share of our equity-method investees' earnings by $0.5 million compared to the prior comparable year-to-date period and an earn-out revaluation adjustment of $0.5 million that was recognized during the nine months ended March 31, 2019.

Results of Operations  —  Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation LLC. ("CFC") and AM Capital Funding, LLC. (“AMCF”).   AMCF was formed in September 2018, and its financial activity was incorporated into the Secured Lending segment's results thereafter.

Overview of Results of Operations for the Three Months Ended March 31, 2020 and 2019

—  Secured Lending Segment

The operating results of our Secured Lending segment for the three months ended March 31, 2020 and 2019 are as follows:

in thousands, except performance metrics
Three Months Ended March 31,	2020		2019			%
		% of interest income		% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$3,591	100.000%	$2,755	100.000%	$836	30.3%
Interest expense	(2,105)	(58.619)%	(1,838)	(66.715)%	$267	14.5%
Selling, general and administrative expenses	(666)	(18.546)%	(394)	(14.301)%	$272	69.0%
Other income, net	186	5.180%	—	—	$186	—
Net income before provision for income taxes	$1,006	28.014%	$523	18.984%	$483	92.4%
Performance Metric:
Number of secured loans at period end(1)	429		2,568		(2,139)	(83.3)%

(1)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Nine Months Ended March 31, 2020 and 2019

—  Secured Lending Segment

The operating results of our Secured Lending segment for the nine months ended March 31, 2020 and 2019 are as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$11,099	100.000%	$7,552	100.000%	$3,547	47.0%
Interest expense	(7,059)	(63.600)%	(4,850)	(64.221)%	$2,209	45.5%
Selling, general and administrative expenses	(1,398)	(12.596)%	(1,083)	(14.341)%	$315	29.1%
Other income, net	275	2.478%	24	0.318%	$251	1045.8%
Net income before provision for income taxes	$2,917	26.282%	$1,643	21.756%	$1,274	77.5%
Performance Metric:
Number of secured loans at period end(1)	429		2,568		(2,139)	(83.3)%

(1)	Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands, except performance metric
Three Months Ended March 31,	2020		2019			%
		% of interest income		% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$3,591	100.000%	$2,755	100.000%	$836	30.3%
Performance Metric
Number of secured loans at period-end	429		2,568		(2,139)	(83.3)%

Interest income for the three months ended March 31, 2020 increased $0.8 million, or 30.3%, to $3.6 million from $2.8 million in 2019. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average loan balances during the current period as compared to the average loan balances for the comparable three month period.  The number of secured loans outstanding decreased by 83.3% to 429 from 2,568 in 2019.  Typically, the number of loans increases during periods of increasing precious metal prices and decrease during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. The Company did not incur loan losses related to the margin calls or borrower loan liquidations during this or the comparable period.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands, except performance metric
Nine Months Ended March 31,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$11,099	100.000%	$7,552	100.000%	$3,547	47.0%
Performance Metric
Number of secured loans at period-end	429		2,568		(2,139)	(83.3)%

Interest income for the nine months ended March 31, 2020 increased $3.5 million, or 47.0%, to $11.1 million from $7.6 million in 2019.  The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average loan balances during the current period as compared to the average loan balances for the comparable nine month period, and to a lesser extent higher average interest rates. The number of secured loans outstanding decreased by 83.3% to 429 from 2,568 in 2019.  Typically, the number of loans increases during periods of increasing precious metal prices and decrease during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. The Company did not incur loan losses related to the margin calls or borrower loan liquidations during the nine months ended March 31, 2020 or the comparable period.

Interest Expense — Secured Lending

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands
Three Months Ended March 31,	2020		2019			%
		% of interest income		% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,105)	(58.619)%	$(1,838)	(66.715)%	$267	14.5%

Interest expense for the three months ended March 31, 2020 increased $0.3 million, or 14.5% to $2.1 million from $1.8 million in 2019.  The change in interest expense is driven by the growth of our secured loan portfolio, which is primarily financed through our notes payable and Trading Credit Facility.  As compared to the same year-ago period, interest expense increased by the following components: (i) an increase of $0.3 million related to loan servicing, and (ii) an increase of $0.1 million related to our notes payable, partially offset by (iii) a decrease of $0.2 million related to our Trading Credit Facility.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands
Nine Months Ended March 31,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(7,059)	(63.600)%	$(4,850)	(64.221)%	$2,209	45.5%

Interest expense for the nine months ended March 31, 2020 increased $2.2 million, or 45.5% to $7.1 million from $4.9 million in 2019.  The change in interest expense is driven by the growth of our secured loan portfolio, which is primarily financed through our notes payable and Trading Credit Facility.  As compared to the same year-ago period, interest expense increased by the following components: (i) an increase of $2.0 million related to our notes payable (which was issued in September 2018), and (ii) an increase of $0.9 million related to loan servicing, partially offset by (iii) a decrease of $0.7 million related to our Trading Credit Facility.

Selling, General and Administrative Expenses — Secured Lending

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands
Three Months Ended March 31,	2020		2019			%
		% of interest income		% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(666)	(18.546)%	$(394)	(14.301)%	$272	69.0%

Selling, general and administrative expenses for the three months ended March 31, 2020 increased $0.3 million, or 69.0%, to $0.7 million from $0.4 million in 2019.  The increase was primarily due to an increase in depreciation expense.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands
Nine Months Ended March 31,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(1,398)	(12.596)%	$(1,083)	(14.341)%	$315	29.1%

Selling, general and administrative expenses for the nine months ended March 31, 2020 increased $0.3 million, or 29.1%, to $1.4 million from $1.1 million in 2019.  The increase was primarily due to an increase in depreciation expense.

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

Overview of Results of Operations for the Three Months Ended March 31, 2020 and 2019

— Direct Sales Segment

The operating results of our Direct Sales segment for the three months ended March 31, 2020 and 2019 are as follows:

in thousands, except performance metrics
Three Months Ended March 31,	2020				2019				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$24,557	(a)	100.000%		$15,601	(c)	100.000%		$8,956	57.4%
Gross profit	2,726		11.101%	(b)	1,782		11.422%	(d)	$944	53.0%
Selling, general and administrative expenses	(1,749)		(7.122)%		(2,246)		(14.397)%		$(497)	(22.1)%
Net income (loss) before provision for income taxes	$977		3.978%		$(464)		(2.974)%		$1,441	310.6%
Performance Metrics:
Gold ounces sold(1)	12,000				5,000				7,000	140.0%
Silver ounces sold(2)	182,000				359,000				(177,000)	(49.3)%
Direct Sales ticket volume(3)	4,190				5,093				(903)	(17.7)%

(a)	Includes $9.7 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.
(b)	Gross profit percentage realized from sales, excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary services segment, is 20.787% for the period.
(c)	Includes $0.3 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.
(d)	Gross profit percentage realized from sales, excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary services segment, is 11.660% for the period.
(1)	Gold ounces sold represents the ounces of gold product sold during the three-month period.
(2)	Silver ounces sold represents the ounces of silver product sold during the three-month period.
(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed by Goldline and PMPP.

Overview of Results of Operations for the Nine Months Ended March 31, 2020 and 2019

— Direct Sales Segment

The operating results of our Direct Sales segment for the nine months ended March 31, 2020 and 2019 are as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2020				2019				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$62,074	(a)	100.000%		$39,102	(c)	100.000%		$22,972	58.7%
Gross profit	5,840		9.408%	(b)	4,358		11.145%	(d)	$1,482	34.0%
Selling, general and administrative expenses	(5,877)		(9.468)%		(6,472)		(16.552)%		$(595)	(9.2)%
Interest expense	—		—		(342)		(0.875)%		$(342)	(100.0)%
Other expense, net	(219)		(0.353)%		(157)		(0.402)%		$62	39.5%
Net loss before provision for income taxes	$(256)		(0.412)%		$(2,613)		(6.683)%		$(2,357)	(90.2)%
Performance Metrics:
Gold ounces sold(1)	30,000				12,000				18,000	150.0%
Silver ounces sold(2)	499,000				892,000				(393,000)	(44.1)%
Direct Sales ticket volume(3)	12,569				13,045				(476)	(3.6)%

(a)	Includes $22.8 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.
(b)	Gross profit percentage, excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 13.294% for the period.
(c)	Includes $0.6 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.
(d)	Gross profit percentage, excluding inter-segment company sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 11.342% for the period.
(1)	Gold ounces sold represents the ounces of gold product sold during the period.
(2)	Silver ounces sold represents the ounces of silver product sold during the period.
(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed by Goldline and PMPP.

Segment Results — Direct Sales

Revenues — Direct Sales

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands, except performance metrics
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$24,557	100.000%	$15,601	100.000%	$8,956	57.4%
Performance Metrics:
Gold ounces sold	12,000		5,000		7,000	140.0%
Silver ounces sold	182,000		359,000		(177,000)	(49.3)%

Revenues for the three months ended March 31, 2020 increased $9.0 million, or 57.4%, to $24.6 million from $15.6 million in 2019. Excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, revenues were $14.9 million for the three months ended March 31, 2020 and $15.3 million for the three months ended March 31, 2019.

Gold ounces sold for the three months ended March 31, 2020 increased 7,000 ounces, or 140.0%, to 12,000 ounces from 5,000 ounces in 2019.  Silver ounces sold for the three months ended March 31, 2020 decreased 177,000 ounces, or 49.3%, to 182,000 ounces from 359,000 ounces in 2019. On average, the selling prices for gold increased by 5.3% and selling prices for silver decreased by 2.8% during the three months ended March 31, 2020 as compared to 2019.

A key factor that contributed to the increase in demand for precious metals was the recent volatility in precious metals caused by macroeconomic and other events.  In addition to the increased demand for our products, a combination of volatile metal prices and supply constraints led to a significant expansion in premium spreads in the precious metals market during the quarter ended March 31, 2020. These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands, except performance metrics
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$62,074	100.000%	$39,102	100.000%	$22,972	58.7%
Performance Metrics:
Gold ounces sold	30,000		12,000		18,000	150.0%
Silver ounces sold	499,000		892,000		(393,000)	(44.1)%

Revenues for the nine months ended March 31, 2020 increased $23.0 million, or 58.7%, to $62.1 million from $39.1 million in 2019. Excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, revenues for the nine months ended March 31, 2020 increased $0.7 million or 1.9% to $39.2 million from $38.5 million in 2019.

Gold ounces sold for the nine months ended March 31, 2020 increased 18,000 ounces, or 150.0%, to 30,000 ounces from 12,000 ounces in 2019.  Silver ounces sold for the nine months ended March 31, 2020 decreased 393,000 ounces, or 44.1%, to 499,000 ounces from 892,000 ounces in 2019. On average, the selling prices for gold increased by 10.3% and selling prices for silver increased by 1.2% during the nine months ended March 31, 2020 as compared to 2019.

A key factor that contributed to the increase in demand for precious metals was the recent volatility in precious metals caused by macroeconomic and other events.  In addition to the increased demand for our products, a combination of volatile metal prices and supply constraints led to a significant expansion in premium spreads in the precious metals market during the quarter ended March 31, 2020. These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Gross Profit — Direct Sales

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands, except performance metric
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$2,726	11.101%	$1,782	11.422%	$944	53.0%
Performance Metric:
Direct Sales ticket volume	4,190		5,093		(903)	(17.7)%

Gross profit for the three months ended March 31, 2020 increased by $0.9 million, or 53.0%, to $2.7 million from $1.8 million in 2019.  The Company’s profit margin percentage decreased by 2.8% to 11.101% from 11.422% in 2019. Excluding the impact of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, the Direct Sales segment's gross profit margin percentage increased by 78.3% to 20.787% from 11.660% in 2019.

The Direct Sales ticket volume for the three months ended March 31, 2020 decreased by 903 tickets, or 17.7%, to 4,190 tickets from 5,093 tickets in 2019.  The decrease in trading ticket volume was primarily due to higher premiums causing supply constraints as compared to 2019.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands, except performance metric
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$5,840	9.408%	$4,358	11.145%	$1,482	34.0%
Performance Metric:
Direct Sales ticket volume	12,569		13,045		(476)	(3.6)%

Gross profit for the nine months ended March 31, 2020 increased by $1.5 million, or 34.0%, to $5.8 million from $4.4 million in 2019.  For the nine months ended March 31, 2020, the Company’s profit margin percentage decreased by 15.6% to 9.408% from 11.145% in 2019. Excluding the impact of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, the Direct Sales segment's gross profit margin percentage increased by 17.2% to 13.294% from 11.342% in 2019.

The Direct Sales ticket volume for the nine months ended March 31, 2020 decreased by 476 tickets, or 3.6%, to 12,569 tickets from 13,045 tickets in 2019.  The decrease in trading ticket volume was primarily due to higher premiums causing supply constraints as compared to 2019.

Selling, General and Administrative Expense — Direct Sales

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

in thousands
Three Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(1,749)	(7.122)%	$(2,246)	(14.397)%	$(497)	(22.1)%

Selling, general and administrative expenses for the three months ended March 31, 2020 decreased $0.5 million, or 22.1%, to $1.7 million from $2.2 million in 2019.  The decrease in selling, general and administrative expenses was primarily due to cost reduction efforts implemented at Goldline, resulting in reduced advertising and personnel costs, which were offset by an increase in the costs of operating PMPP.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(5,877)	(9.468)%	$(6,472)	(16.552)%	$(595)	(9.2)%

Selling, general and administrative expenses for the nine months ended March 31, 2020 decreased $0.6 million, or 9.2%, to $5.9 million from $6.5 million in 2019.   The decrease in selling, general and administrative expenses was primarily due to cost reduction efforts implemented at Goldline, resulting in reduced advertising and personnel costs, which were offset by an increase in legal costs and the costs of operating PMPP.

Interest expense — Direct Sales

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

There was no activity for the current or comparable quarterly period.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$—	—	$(342)	(0.875)%	$(342)	(100.0)%

Interest expense for the nine months ended March 31, 2020 decreased $0.3 million, or 100.0% to $0.0 million from $0.3 million in 2019.  The decrease primarily relates to the extinguishment of the Goldline Credit Facility in the second quarter of fiscal 2019.

Other income (expense) — Direct Sales

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

There was no activity for the current or comparable quarterly period.

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

in thousands
Nine Months Ended March 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other expense, net	$(219)	(0.353)%	$(157)	(0.402)%	$62	39.5%

For the nine months ended March 31, 2020, the other expense activity of $0.2 million related to a one-time charge in connection with the settlement of the purchase price related to the acquisition of Goldline.  For the nine months ended March 31, 2019, the other expense activity of $0.2 million related to a premium associated with the extinguishment Goldline Credit Facility before its maturity date.

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.

A substantial portion of our assets are liquid. As of March 31, 2020, approximately 95.1% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventories, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.

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

Lines of Credit

in thousands
	March 31, 2020	June 30, 2019	March 31, 2020 Compared to June 30, 2019
Lines of credit	$175,000	$167,000	$8,000

Effective March 27, 2020, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as joint lead lender and administrative agent and Natixis acts as joint lead arranger and syndication agent for the syndicate.  As of March 31, 2020, the Trading Credit Facility provided the Company with access up to $270.0 million, featuring a $220.0 million base, with a $50.0 million accordion option. The maturity date of the credit facility is March 26, 2021.

Notes Payable

in thousands
	March 31, 2020	June 30, 2019	March 31, 2020 Compared to June 30, 2019
Notes payable	$92,347	$91,859	$488

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

As of March 31, 2020, the consolidated aggregate carrying balance of the Notes was $92.3 million (which excludes the $5.0 million Note that the Company retained), and the remaining unamortized loan cost balance was approximately $2.7 million, which is amortized ratably through the maturity date. (See Note 14 of the notes to condensed consolidated financial statements.)

Liabilities on Borrowed Metals

in thousands
	March 31, 2020	June 30, 2019	March 31, 2020 Compared to June 30, 2019
Liabilities on borrowed metals	$178,604	$201,144	$(22,540)

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

Product Financing Arrangements

in thousands
	March 31, 2020	June 30, 2019	March 31, 2020 Compared to June 30, 2019
Product financing arrangements	$122,126	$94,505	$27,621

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

Secured Loans Receivable

in thousands
	March 31, 2020	June 30, 2019	March 31, 2020 Compared to June 30, 2019
Secured loans receivable	$49,621	$125,298	$(75,677)

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

Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in the margin calls and borrower loan liquidations due to a decline in the value of the precious metal collateral.  The Company did not incur loan losses related to the margin calls and borrower loan liquidations.

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

The following summarizes components of our condensed consolidated statements of cash flows for the nine months ended March 31, 2020 and 2019:

in thousands
Nine Months Ended	March 31, 2020	March 31, 2019	March 31, 2020 Compared to March 31, 2019
Net cash (used in) provided by operating activities	$(13,775)	$20,359	$(34,134)
Net cash provided by (used in) investing activities	$66,034	$(5,656)	$71,690
Net cash provided by (used in) financing activities	$34,924	$(16,245)	$51,169

Our principal capital requirements have been to fund (i) working capital and (ii) investing activity. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.

Net cash provided by operating activities

Operating activities used $13.8 million and provided $20.4 million in cash for the nine months ended March 31, 2020 and 2019, respectively, representing a $34.1 million decrease in the source of cash compared to the nine months ended March 31, 2019.   This period over period decrease in the source of cash was primarily due to changes in the balances of: inventories, receivables, and derivative assets; offset by changes in the balances of: accounts payable and other current liabilities, derivative liabilities, and liabilities on borrowed metals.

Net cash (used in) provided by investing activities

Investing activities provided $66.0 million and used $5.7 million in cash for the nine months ended March 31, 2020 and 2019, respectively, representing a $71.7 million increase in the source of cash compared to the nine months ended March 31, 2019.  This period over period increase was due to the change in the balance of secured loans of $73.4 million compared to the comparable prior period, as a higher number of loans were liquidated in the current period due to price volatility, partially offset by cash used in providing loans of $3.5 million to customers.

Net cash used in financing activities

Financing activities provided $34.9 million and used $16.2 million in cash for the nine months ended March 31, 2020 and 2019, respectively, representing a $51.2 million increase in the source of cash compared to the nine months ended March 31, 2019.  This period over period increase was primarily due to changes in the balance of product financing arrangements of $75.8 million, the change in the balance of the Trading Credit Facility of $59.0 million, change in repayments on notes payable to a related party of $7.5 million and the change in debt issuance costs of $3.1 million; offset by the change in proceeds from issuance of notes payable of $90.0 million received in the prior fiscal year and the change in proceeds received from an unsecured advance of $4.2 million in the prior fiscal year.

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

Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers.  Our forwards contracts open at March 31, 2020 are scheduled to settle within 60 days. Futures positions do not have settlement dates, although the Company typically closes its future positions within a week.

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

The Company’s net gains on derivative instruments for the three months ended March 31, 2020 and 2019, totaled $13.2 million and $28.2 million, respectively. The Company’s net gains on derivative instruments for the nine months ended March 31, 2020 and 2019, totaled $10.8 million and $20.2 million, respectively.  These net gains on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of March 31, 2020 and June 30, 2019:

in thousands
	March 31, 2020	June 30, 2019
Inventories	$413,129	$292,861
Precious metals held under financing arrangements	187,005	208,792
	600,134	501,653
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(80)	(17)
Premium on metals position	(6,858)	(4,424)
Precious metal value not hedged	(6,938)	(4,441)
	593,196	497,212
Commitments at market:
Open inventory purchase commitments	672,969	166,600
Open inventory sales commitments	(744,820)	(158,870)
Margin sale commitments	(6,086)	(11,652)
In-transit inventory no longer subject to market risk	(42,738)	(809)
Unhedgeable premiums on open commitment positions	6,677	838
Borrowed precious metals	(178,604)	(201,144)
Product financing arrangements	(122,126)	(94,505)
Advances on industrial metals	12,807	8,644
	(401,921)	(290,898)
Precious metal subject to price risk	191,275	206,314
Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	83,318	133,612
Precious metals futures contracts at market values	108,217	72,218
Total market value of derivative financial instruments	191,535	205,830

Net precious metals subject to commodity price risk	$(260)	$484

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At March 31, 2020, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

Commitments and Contingencies

Refer to Note 15 for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020 and June 30, 2019, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands
	March 31, 2020	June 30, 2019
Purchase commitments	$672,969	$166,600
Sales commitments	$(744,820)	$(158,870)
Margin sale commitments	$(6,086)	$(11,652)
Open forward contracts	$83,318	$133,612
Open futures contracts	$108,217	$72,218
Foreign exchange forward contracts	$6,102	$5,934

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

We have not experienced any material impact to our internal control over financial reporting during the COVID-19 pandemic.  Many of our employees worked remotely during the period in which we prepared these financial statements and, accordingly, we ensured ongoing related oversight and monitoring procedures continued during the financial close and reporting process.  We did not compromise our disclosure controls and procedures.   We are continually monitoring and assessing our disclosure controls to ensure disclosure controls and procedures continue to be effective.

Although our newly formed joint venture PMPP began its operations during the quarter ended September 30, 2019, its total assets only comprised 0.17% of the Company's total assets as of March 31, 2020, and 0.83% of the Company's total revenues for the nine months ended March 31, 2020. Internal controls over financial reporting related to PMPP is subject to evaluation in accordance with the requirements of Section 404(a) of Sarbanes-Oxley.

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

Our business depends substantially on our ability to obtain financing for our operations. The Trading Credit Facility (as further described and defined below) provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility is an uncommitted demand facility provided by a syndicate of financial institutions (the “Trading Credit Lenders”), and is currently scheduled to mature on March 26, 2021.  A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes.  Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance its lending activities.

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

We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility.  Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus (i)  2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 0.99% as of March 31, 2020.

Uncertainty about the future of LIBOR may adversely affect our business.

Borrowings under our revolving credit agreement bear interest at rates that are calculated based on LIBOR. On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR in its current form cannot be assured after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. In the United States, the Alternative Reference Rates Committee (the “ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR for use in contracts that are currently indexed to United States dollar LIBOR, and has proposed a paced market transition plan to SOFR.  It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR.

The Company utilizes its Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes.  Effective as of March 27, 2020, the Trading Credit Facility was amended to include contingency provisions for the discontinuation of LIBOR.  Under these provisions, the Company and the administrative agent for the facility may jointly select an alternative benchmark rate, giving due consideration to recommendations of replacement rates by governmental bodies and prevailing market conventions. Although alternative reference rates have been proposed, it is unknown whether these alternative reference rates will attain market acceptance as replacements of LIBOR.

If LIBOR ceases to exist, the method and rate used to calculate our variable-rate debt in the future, particularly under our Trading Credit facility, may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital, financial results, and cash flows cannot yet be determined.

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

One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Three customers represented 34.7% of A-Mark's revenues for the nine months ended March 31, 2020.  The same three customers represented 32.3% of A-Mark's revenues for the nine months ended March 31, 2019.  If our relationships with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.

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

Our business could be adversely affected by the COVID-19 pandemic.

On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become pandemic, and on March 13, the U.S. President declared a national emergency on account of the spread of the disease in the United States.  The COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States, and has severely constricted the level of economic activity worldwide. While there have been certain positive effects of the market reaction to the outbreak on our business, as precious metals prices have experienced increased volatility resulting in enhanced pricing spreads and improved profitability, we cannot tell how long these effects will continue or predict their future magnitude.  The disruption in the financial markets has also had, and could in the future, have adverse effects on our businesses, including the following:

•

We maintain facilities for our clients’ and our own precious metal and numismatic inventories, where we receive and store these products and from which we make shipments for physical settlement in our trading activity.  We have implemented strict procedures at these facilities to insure social distancing and minimize the risk of infected personnel.  Nonetheless, there can be no assurance that we will not experience an outbreak of infection at these facilities, which could necessitate their closure or the curtailment of their activity.

•

We rely on specialized, armored vehicles provided by third party commercial services to transport precious metals and numismatics to and from our customers and from the mints and our other suppliers.  If these vehicles were deemed essential to other customers in the current crisis, such that we were unable to obtain adequate use of the vehicles, our ability to make physical settlement of our trading activity, to provide storage services to our customer, and to obtain necessary inventory would be curtailed and could be suspended entirely.

•

We engage in transactions with numerous financial counterparties.  If these parties were to experience significant financial reversals, for example as a result of investments in sectors that have suffered severe downturns as a result of the COVID-19 pandemic, these parties may be unable to comply with their financial obligations to us, may cease transacting business with us or could curtail or terminate the credit that they extend to us.  While we deal with a significant number of counterparties, we nonetheless have concentration in our customer base, with 34.7% of our revenues in the nine months ended March 31, 2020 being attributable to three customers.  To the extent that the COVID-19 pandemic were to materially and adversely affect the financial condition of customers responsible for a material portion of our revenues, our business could be correspondingly impaired.

•

We require a regular supply of newly minted coins and other numismatics in the conduct of our coin and bar and retail Goldline businesses.  We conduct the AMST joint venture, which supplies a portion of our requirements for silver products.  We are also dependent on the production of gold and silver mints around the world for the supply of the majority of our product requirements.  A number of mints, and refineries that supply gold and silver for the mints, have suspended operations during the COVID-19 crisis, and as a result we have recently experienced periods when numismatics products were unavailable to us.  The uncertainty regarding the availability of coin and other products could make it difficult for us to commit to future delivery, could make it more difficult for us to forecast and plan for our coin and bar operations and could otherwise adversely impact this aspect of our business.

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

Our performance is dependent on our senior management and certain other key employees. We have employment agreements with Greg Roberts, our CEO and Thor Gjerdrum, our President, which expires on June 30, 2023 and June 30, 2022, respectively. These and other employees have expertise in the trading markets, have industry-wide reputations, and perform critical functions for our business.  We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees.  Also, there is significant competition for skilled precious metals traders and other industry professionals.  The loss of our current key officers and employees, without the ability to replace them, would have a materially adverse effect on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of March 31, 2020, no shares had been repurchased under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Exhibit Table Item No.	Description of Exhibit

3.1**	Amended and Restated Certificate of Incorporation of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A; Registration No. 333-192260.
3.2**	Amended and Restated Bylaws of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A; Registration No. 333-192260.
10.1**	Employment Agreement, executed November 22, 2019, between A-Mark Precious Metals, Inc. and Greg Roberts.
10.2**

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

A-MARK PRECIOUS METALS, INC.
Date:	May 8, 2020	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	May 8, 2020	By:	/s/ Kathleen Simpson-Taylor
			Name:	Kathleen Simpson-Taylor
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	May 8, 2020
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	May 8, 2020
Kathleen Simpson-Taylor	(Principal Financial Officer)