Form 10-K
period 2020-06-30
A-Mark Precious Metals, Inc.
filed 2020-09-14
CIK 1591588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36347

A-MARK PRECIOUS METALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	11-2464169 (IRS Employer I.D. No.)

2121 Rosecrans Ave. Suite 6300
El Segundo, CA 90245

(Address of principal executive offices)(Zip Code)

(310) 587-1477

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AMRK	NASDAQ Global Select Market

Securities registered under Section 12 (g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes. ☐   No.  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes. ☐   No. ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☑   No. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). Yes. ☑   No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes. ☐   No. ☑

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on December 31, 2019, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $37,549,522. Shares of common stock known to be owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

As of September 4, 2020, the registrant had 7,035,089 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2020

PART I — FINANCIAL INFORMATION

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

A-Mark, also referred to (together with its subsidiaries) as "we", "us" and the "Company", is a full-service precious metals trading company. It is a wholesaler of gold, silver, platinum, and palladium bullion and related products, including bars, wafers, grain, and coins. A-Mark also:

•	distributes gold and silver coins and bars from sovereign and private mints;

•	provides financing and other services relating to the purchase and sale of bullion and numismatics;

•	offers secure storage for precious metal products;

•	provides our customers a platform of turn-key logistics services;

•	provides a variety of custom fabricated gold and silver bullion and other specialty products through sovereign and private mint suppliers and its mint operations; and

•	sells to and purchases from the retail community through our Direct Sales segment.

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

In August 2017, the Company acquired substantially all of the assets of Goldline, LLC, a direct retailer of precious metals to the investor community, and now conducts those operations through its subsidiary Goldline, Inc. ("Goldline"). Goldline LLC. was formed in 1960 and became well-known to collectors and investors for its world-wide distribution of gold, silver, and platinum bullion coins and bars, in part, due to its television, radio, and internet marketing and customer service outreach programs which have historically led to a significant base of repeat customers. Since our acquisition, Goldline has expanded its product offerings, improved its delivery times, and provided additional financing options to its customers  Also, Goldline has initiated a customer service program to re-engage with Goldline LLC's inactive customers and has invested in technological solutions to reduce the cost of its customer service outreach programs. Furthermore, Goldline has implemented a scaled marketing approach to better align with varying levels of market demands, and has consolidated the predecessor-company's trading, hedging, distribution, and customer service functions within A-Mark.

In May 2018, the Company formed AM IP LLC. ("AMIP"), a wholly owned subsidiary of Goldline, for the purpose of managing certain intellectual property (“IP”).  The IP assets managed by AMIP include customer lists and a sales lead data base that was contributed by Goldline.

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

In the fourth quarter of 2019, Goldline entered into a joint venture agreement with one of the Company's related parties to form Precious Metals Purchasing Partners, LLC, ("PMPP"), a 50% owned subsidiary, primarily for the purpose of purchasing precious metals from the partners' retail customers for resale back into the market place.  PMPP was capitalized in fiscal 2019 and commenced operations in fiscal 2020.  Metals purchased by the joint venture will be sold to the partners or their affiliates per terms of the joint venture agreement.

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

•	ability to offer secured financing to customers;

•	secure storage and turn-key logistic services for precious metals products;

•	access to primary market makers, suppliers, refiners and government mints that provide a dependable supply of precious metals and precious metal products;

•	minting operations which produce bullion and custom coins, allowing for a ready response to changing market demands;

•	ability to design and fabricate proprietary silver products for customers;

•	the largest precious metals dealer network in North America;

•	depository relationships in major financial centers around the world;

•	experienced traders who effectively manage A-Mark's exposure to commodity price risk; and

•	a strong management team, with over 100 years of collective industry experience.

Business Segments

The Company conducts its operations through three reportable segments: (i) Wholesale Trading & Ancillary Services, (ii) Secured Lending, and (iii) Direct Sales. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”). (See Note 18 of the Notes to Consolidated Financial Statements.)

Wholesale Trading & Ancillary Services

A-Mark operates through several business units that comprise the Wholesale Trading & Ancillary Services segment, including Industrial, Coin and Bar, Trading and Finance, Storage, Logistics, and Mint.

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

Storage. Our Transcontinental Depository Services LLC.  ("TDS") subsidiary provides storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors and collectors worldwide. TDS contracts on behalf of our clients with independent secure storage facilities in the United States, Canada, Europe, Singapore and Hong Kong, for either fully segregated or allocated storage. We assist our clients in developing appropriate storage options for their particular requirements, and we manage the operational aspects of the storage with the third party facilities on our clients' behalf.  TDS’s marketing efforts are conducted both in partnership with A-Mark, including though its dedicated website www.tdsvaults.com.

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

Mint.  In August 2016, the Company formed AMST, a joint venture with SilverTowne, L.P., an Indiana-based producer of minted silver. AMST acquired the entire minting operations (referred to as SilverTowne Mint or the "Mint" business unit) of SilverTowne, L.P., with the goal of providing greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to fabricated silver products during volatile market environments.  Since the acquisition, A-Mark has leveraged SilverTowne Mint’s fabrication capabilities and coin-die portfolio to expand its custom coin programs, as well as to introduce new custom products for individual customers.  As of June 30, 2020, the Company and SilverTowne, L.P. owned 69% and 31%, respectively, of AMST. (See Note 19 of the Notes to Consolidated Financial Statements.)  The Mint markets the products it produces at www.silvertowne.com.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, CFC, which in turn owns AMCF.  CFC and AMCF have been operating since fiscal years 2005 and 2019, respectively.

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2020, the aggregate balance of CFC's secured loans was approximately $63.7 million. The balance is comprised of approximately 39.1% of loans acquired from third-parties and approximately 60.9% of loans originated by CFC.

AMCF is a special purpose entity whose sole activity consists of operating, owning, and financing indenture assets.  AMCF Notes are primarily payable from, and secured by, (i) precious metals obtained by AMCF, (ii) a portfolio of loans collateralized by precious metals, which loans were originated by either CFC or acquired by CFC from third parties and conveyed by CFC to AMCF, and (iii) cash. The indenture requires AMCF to maintain a specified level of collateral. The indenture also provides that AMCF’s assets are not to be commingled with those of CFC or A-Mark (or any affiliate) and that AMCF is to maintain separate books and records.

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

All loans are fully secured by bullion or numismatics coins (or in rare cases, by other acceptable collateral.) TDS, on behalf of CFC, takes physical custody of the coins or bullion collateralizing the loans. CFC requires loan-to-value ("LTV") ratios of between 50% and 85%. LTV ratio refers to the principal amount of the loan divided by the liquidation value of the collateral, as conservatively estimated by CFC for numismatic loans and based on daily spot market prices for bullion loans.  The LTV ratio varies with the nature of the collateral, with CFC requiring, for example, a higher LTV ratio for bullion than for rare coins.  If, because of fluctuations in the market price of the pledged collateral, the LTV ratio on a loan increases above a prescribed maximum ratio, typically 85%, CFC can make a margin call on the loan.  If the borrower does not meet the margin call, either by wiring payment or supplying additional collateral, CFC is authorized to sell the collateral, which it does through its A-Mark affiliates.  Because of its conservative lending and collateral monitoring practices, CFC has never experienced losses of principal on its loans.

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

Direct Sales

The Company operates its Direct Sales segment through two business units: Direct-to-Client Sales and Buy-Back Purchases.

Direct-to-Client Sales.  Goldline is a direct retailer of precious metals to the investor community. Goldline markets its precious metal products on television, radio, and the internet, as well as through telephonic sales efforts, particularly to Goldline’s repeat customers. Online orders are taken on an electronic trading platform that can be accessed by qualified retail customers at www.goldline.com.

Goldline expands the Company’s distribution capabilities by adding a direct-to-client distribution channel and diversifies the products and services offered to Goldline customers by providing them access to the Company’s wider assortment of precious metal coins and bars, as well as TDS’s storage and asset protection services.

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

Sources of cash provided by financing activities are our uncommitted line of credit, fixed interest rate notes, and other structured financing products.  The Company’s line of credit provides it with the liquidity to buy and sell billions of dollars of precious metals annually. As of June 30, 2020, A-Mark's uncommitted line of credit that provides access up to $270.0 million, featuring a $220.0 million base with a $50.0 million accordion option, is used to fund a substantial portion of the operations of the Company.  In addition, the Company issued fixed rate notes in September 2018 with an aggregate principal amount of $100.0 million, having a maturity of December 2023. The proceeds upon issuance of the notes were used to fund the acquisition of CFC's secured loans and other operating activities.  The Company also generates funds from other finance products that include product financing arrangements with customers, whereby the Company sells its inventory with an option to repurchase, and through precious metal borrowing and leasing arrangements with its suppliers.

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

A-Mark’s precious metals inventories are subject to market value changes created by change in the underlying commodity price, as well as supply and demand of the individual products the Company trades. Our inventory is marked-to-market daily for accounting and financial reporting purposes, except for a relatively insignificant amount of inventory that is accounted for at lower of cost or net realizable value. A-Mark’s policy is to remain substantially hedged as to its inventory position and its individual sale and purchase commitments. A-Mark seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts.

Sales and Marketing

We market our products and services to our wholesale customers primarily through our offices in El Segundo, California, and Vienna, Austria, our websites, and our dealer network, which we believe is the largest of its kind in North America. The dealer network consists of over 800 independent precious metal and coin companies, with whom we transact on a non-exclusive basis. The arrangements with the dealers vary, but generally the dealers acquire product from us for resale to their customers. In some instances, we deliver bullion to the dealers on a consignment basis. We also participate from time to time in trade shows and conventions, at which we promote our products and services. As a vertically integrated precious metals company, a key element of our marketing strategy is being able to cross-sell our products and services to customers within our various business units.

Consistent with the marketing strategy for our wholesale customers, we market our secured loan products and services to customers primarily through our dealer network and by participating in trade shows and conventions.

We market our products and services to our retail customers primarily through our office in Los Angeles, California. The Company reaches its retail investor customer base on television, radio, and the internet, as well as through telephonic sales efforts.

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

The Direct Sales segment maintains administrative and operational support at its office in Los Angeles, California for originating and processing its retail orders. The Company's Trading, Finance, and Logistics business units provide supporting services such as hedging and order fulfillment.

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

Supplier and Customer Concentrations

A-Mark buys a majority of its precious metals from a limited number of suppliers. The Company believes that other suppliers are available and would provide similar products on comparable terms.  In addition, through the Company's Mint business unit, it has the capabilities to design and mint silver custom bullion coins to respond to changing market demands.

For the year ended June 30, 2020, the Company had two customers comprising more than 10% of our revenues. (See Note 17 of the Notes to Consolidated Financial Statements.) The Company's largest customers generally have significant forward contract sales activity (as opposed to those customers with whom we principally have physical trading activity), which are entered to hedge the Company's commodity holding risks, and not for speculative purposes.

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

Our Direct Sales' market environment is highly competitive and highly concentrated with a significant number of active loyal customers. We seek to expand product and service offerings to increase our customer base.

Our competitors may offer more favorable pricing or services considered to be superior to ours.

Trading Seasonality

While our precious metals trading business is not seasonal, we believe it is directly impacted by the perception of market trends and global economic activity. Historically, higher levels of demand for precious metals are brought on during periods of macroeconomic uncertainty. Typically, factors that impact such uncertainty and correlate with a higher level of demand for precious metals include: volatility in the equity markets, increases in rates of inflation, and devaluation of the U.S. dollar.

Employees

As of June 30, 2020, we had 220 employees, with 218 located in North America, and two located in Europe; all except five of these employees were considered full-time employees. We regard our relations with our employees as good.

Corporate Information

A-Mark was founded in 1965 as a New York corporation. In January 2014, the Company was reincorporated in Delaware.  Our executive offices are located at 2121 Rosecrans Avenue, Suite 6300, El Segundo CA 90245. Our telephone number is (310) 587-1477, and our website is www.amark.com. Through this website, we make available, free of charge, all of our filings with the Securities and Exchange Commission ("SEC"), including those under the Exchange Act of 1934, as amended ("Exchange Act"). Such reports are made available on the same day that they are electronically filed with, or furnished to, the SEC. In addition, copies of our Code of Business Conduct and Ethics for Employees, Code of Business Conduct and Ethics for Senior Financial and Other Officers, and Code of Business Conduct and Ethics for Directors are available through our website, along with other information regarding our corporate governance policies.

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

We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility.  Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus (i)  2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 0.16% as of June 30, 2020.

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

If, as currently anticipated, LIBOR is replaced by alternative rates, the method and rate used to calculate our variable-rate debt in the future, particularly under our Trading Credit facility, may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Because arrangements for the anticipated replacement of LIBOR have not yet been finalized, the potential effect of the replacement of LIBOR on our cost of capital, financial results, and cash flows cannot yet be determined.

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
•

our ability to sell collateral upon customer defaults for amounts sufficient to offset credit losses, which can be affected by a number of factors outside of our control, including (i) changes in economic conditions, including as a consequence of the current COVID-19 pandemic, (ii) increases in market rates of interest and (iii) changes in the condition or value of the collateral; and

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

CFC and the Company have exposure to the performance of AMCF.

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

One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 23.4% of A-Mark's revenues for the year ended June 30, 2020.  The same two customers represented 33.4% of A-Mark's revenues for the year ended June 30, 2019.  If our relationships with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.

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

On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become pandemic, and on March 13, the U.S. President declared a national emergency on account of the spread of the disease in the United States.  The COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States, and has severely constricted the level of economic activity worldwide. While there have been certain positive effects of the market reaction to the outbreak on our business, as precious metals prices have experienced increased volatility resulting in enhanced pricing spreads and improved profitability, we cannot tell how long these effects will continue or predict their future magnitude.  The disruption in the financial markets has also had, and could in the future, have adverse effects on our businesses, including the following:

•

We maintain facilities for our clients’ and our own precious metal and numismatic inventories, where we receive and store these products and from which we make shipments for physical settlement in our trading activity.  We have implemented strict procedures at these facilities to ensure social distancing and minimize the risk of infected personnel.  Nonetheless, there can be no assurance that we will not experience an outbreak of infection at these facilities, which could necessitate their closure or the curtailment of their activity.

•

We engage in transactions with numerous financial counterparties.  If these parties were to experience significant financial reversals, for example as a result of investments in sectors that have suffered severe downturns as a result of the COVID-19 pandemic, these parties may be unable to comply with their financial obligations to us, may cease transacting business with us or could curtail or terminate the credit that they extend to us.  While we deal with a significant number of counterparties, we nonetheless have concentration in our customer base, with 23.4% of our revenues in the year ended June 30, 2020 being attributable to two customers.  To the extent that the COVID-19 pandemic were to materially and adversely affect the financial condition of customers responsible for a material portion of our revenues, our business could be correspondingly impaired.

•

We require a regular supply of newly minted coins and other numismatics in the conduct of our coin and bar and retail Goldline businesses.  We conduct the AMST joint venture, which supplies a portion of our requirements for silver products.  We are also dependent on the production of gold and silver mints around the world for the supply of the majority of our product requirements.  A number of mints, and refineries that supply gold and silver for the mints, have reduced the capacity of their operations during the COVID-19 crisis, and as a result we have recently experienced periods when precious metals products were unavailable to us.  The uncertainty regarding the availability of coin and other products could make it difficult for us to commit to future delivery, could make it more difficult for us to forecast and plan for our coin and bar operations and could otherwise adversely impact this aspect of our business.

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

We have significant operations outside the United States.

We derive a significant portion of our revenues from business outside the United States, including from customers in developing countries.  Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries.  These include risks of general applicability, such as the need to comply with multiple regulatory regimes; trade protection measures and import or export licensing requirements; and fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates.  Currently, we do not conduct substantial business with customers in developing countries.  However, if our business in these areas of the world were to increase, we would also face risks that are particular to developing countries, including the difficulty of enforcing agreements, collecting receivables, protecting inventory and other assets through foreign legal systems, limitations on the repatriation of earnings, currency devaluation and manipulation of exchange rates, and high levels of inflation.

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

Our performance is dependent on our senior management and certain other key employees. We have employment agreements with Greg Roberts, our CEO, and Brian Aquilino, our COO, which both expire on June 30, 2023, and Thor Gjerdrum, our President, which expires on June 30, 2022. These and other employees have expertise in the trading markets, have industry-wide reputations, and perform critical functions for our business.  We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees.  Also, there is significant competition for skilled precious metals traders and other industry professionals.  The loss of our current key officers and employees, without the ability to replace them, would have a materially adverse effect on our business.

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

CFC operates under a California Finance Lenders License issued by the California Department of Business Oversight.  CFC is required to submit a finance lender law annual report to the state which summarizes certain loan portfolio and financial information regarding CFC.  The Department of Business Oversight may audit the books and records of CFC to determine whether CFC is in compliance with the terms of its lending license.  In addition, the Commodity Futures Trading Commission and other federal and state agencies may assert oversight over aspects of CFC's operations.

There can be no assurance that the regulation of our trading and lending businesses will not increase or that compliance with the applicable regulations will not become more costly or require us to modify our business practices.

Changes in U.S. tax law could adversely affect our business and financial condition.

The laws, rules, and regulations dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.

The Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), tax incentive which allows U.S. corporations that earn income from qualifying sale, lease, or license of goods and services abroad in the form of a foreign derived intangible income (“FDII”) deduction which effectively taxes FDII at an effective rate of 13.125%, and the modification or repeal of many business deductions and credits. In addition, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations, and payroll tax matters.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

One or more states or municipalities could assert that the Company is liable for sales and use, commerce, or similar type of taxes, which could adversely affect our business.

In South Dakota v. Wayfair, Inc. et al ("Wayfair"), the U.S. Supreme Court ruled that states may charge tax on purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. The effect of Wayfair was to uphold economic nexus principles in determining sales and use tax nexus.  As a result of the decision, most states have adopted laws that require an out-of-state retailer to register and collect sales and use or other non-income type taxes upon meeting certain economic nexus standards regardless of whether the company has physical presence in the state.  Although the Company believes it is complying with these new requirements, our interpretation and application of the newly enacted legislation may differ from the states, which could result in the states' attempt to impose additional tax liabilities, including potential penalties and interest.  Furthermore, the requirements by state or local governments on out-of-state sellers to collect sales and use taxes could deter futures sales, which could have an impact on our business, financial condition, and results of operations.

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

The Company has an office in Vienna, Austria that provides marketing support services for our international (including EU) customers.  Although our international operations are currently modest compared to our business in the United States, our international business could grow over time.  We have evaluated the new regulation and its requirements, and believe we are currently in compliance with the GDPR in all material respects. Going forward, however, the expansion of our international operations could require us to change our business practices and may increase the costs and complexity of compliance.  Also, a violation by the Company of the new regulation could expose us to penalties and sanctions under the regulation.

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

The Company’s direct-to-client sales business could be subject to accusations of improper sales practices.

Through its Goldine subsidiary, the Company sells precious metals and numismatics directly to the retail investor community. Goldline markets its precious metal products on television, radio, and over the internet, and through telephonic sales efforts.  Prior to its acquisition by the Company, Goldline had been accused of improper sales practices, and was the subject of a state enforcement action that was subsequently settled.  Other retailers of precious metal products have similarly been the subject of accusations regarding their sales practices, including claims of misrepresentation, excessive product markups, pressured sales tactics and product switching.  The Company believes that the sales practices of its Goldline subsidiary conform to applicable legal and ethical standards, and that there is no material basis for claims against Goldline in this regard.  Nevertheless, given the nature of the retail precious metals business, the possibility that investors in precious metals may lose a substantial portion of their investment as a result of adverse market trends and the vulnerability of certain retail precious metal investors to economic loss, there can be no assurance that claims will not be made regarding Goldline’s business practices or that, if made, such claims will not attract the attention of governmental and private sector consumer advocates.  Were this to occur, the Company could suffer adverse publicity, be subject to governmental enforcements actions or be forced to modify the sales and marketing practices of its direct-to-client sales business.

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

In addition, because PMPP engages in transaction with retail customers, it could be subject to risks and accusations similar to those discussed above with respect to the Company’s direct-to-client sales business.

The Company is subject to risks relating to its AMST fabrication joint venture.

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

The Company is a party to an exclusive distribution agreement with AMST with respect to the silver products produced by AMST.  Under this agreement, which terminates in August 2021 unless automatically renewed for an additional two years (subject to early termination under certain circumstances) the Company is currently required to order no less than 500,000 ounces of silver products per week (which amount is subject to re-evaluation every 60 days.) The price paid per ounce is mutually determined by the parties, and is subject to adjustments every six months during the term.

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

We are not currently paying regular dividends and may not pay any dividends in the future.

The Company suspended its regular dividend policy in the third quarter of fiscal 2019.  The declaration of cash dividends is subject to the determination each quarter by the Board of Directors, based on its assessment of a number of factors, including the Company’s financial performance, available cash resources, cash requirements, bank covenants, and alternative uses of cash that the Board of Directors may conclude would represent an opportunity to generate a greater return on investment for the Company.

See Note 19 of the Notes to Consolidated Financial Statements for information about a special dividend declared by the Board of Directors in the first quarter of fiscal 2021.

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

Members of our board and management beneficially own approximately 37% of our outstanding common stock. Acting together in their capacity as shareholders, the board members and management could exert substantial influence over matters on which a shareholder vote is required, such as the approval of business combination transactions.  Also because of the size of their beneficial ownership, the board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on shareholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public shareholders to influence the affairs of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of June 30, 2020, the Company owned or leased properties in El Segundo, California; Los Angeles, California; Las Vegas, Nevada; Carson City, Nevada; Winchester, Indiana; and Vienna, Austria; as described below:

Location	General Use of Facility	Square Footage		Ownership		Lease Term/Expiration
El Segundo, California	Corporate headquarters, trading desk, secured lending, marketing, and back-office operations	9,000		Leased		March 2026
Los Angeles, California	Direct Sales operations	21,500		Leased	(1)	February 2022
Las Vegas, Nevada	Storage and fulfillment logistics operations	17,600		Leased		April 2025
Winchester, Indiana	Minting operations	11,400	(2)	Owned		—
Winchester, Indiana	Minting operations	17,000		Leased		May 2021
Carson City, Nevada	Minting operations	2,000		Leased		June 2022
Vienna, Austria	International marketing support operations	248		Leased		every three months

(1)	We sublease a portion of the space to a third party.
(2)	This facility is located on 2.9 acres of land that is jointly owned by the Company and SilverTowne LP (our minority interest partner.)

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

As of September 4, 2020, there were 139 registered stockholders of record of our common stock, and the last reported sale price of our stock as reported by the NASDAQ Global Select Market was $24.60.

The following table sets forth the range of high and low closing prices for our common stock for each full quarterly period during fiscal years 2020 and 2019, as reported by the NASDAQ Global Select Market. These quotations below reflect inter-dealer closing prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2020		2019
Quarter	High	Low	High	Low
First	$14.47	$11.40	$13.80	$12.05
Second	$13.26	$8.00	$13.89	$10.99
Third	$12.28	$7.85	$13.35	$11.43
Fourth	$19.56	$12.13	$13.60	$10.90

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

As of September 4, 2020, there have been no repurchases of equity securities under the above-referenced stock repurchase program.

Dividend Policy

 The Board of Directors assesses the Company's capital resources on a quarterly basis and makes a determination whether to declare a dividend based on that assessment. The assessment addresses a number of factors, including the Company’s financial performance, available cash resources, cash requirements, bank restrictive covenants, alternative uses of cash and such other factors as the Board of Directors deems relevant.  The Company suspended its regular dividend policy in the third quarter of fiscal 2019.

See Note 19 of the Notes to Consolidated Financial Statements for information about a special dividend declared by the Board of Directors in the first quarter of fiscal 2021.

Equity Compensation Plan Information

The following table provides information as of June 30, 2020, with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,249,813	$15.24	243,644	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,249,813	$15.24	243,644

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

In addition to the risks and uncertainties that may ordinarily influence our business, the Company is exposed to the effects of the COVID-19 pandemic.  The extent to which this outbreak ultimately impacts our results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact.

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

•

Results of operations.  This section provides an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the respective periods presented. Included in our analysis is a discussion of five performance metrics: (i) ounces of gold and silver sold, (ii) wholesale trading ticket volume, (iii) direct sales ticket volume, (iv) inventory turnover ratio and (v) number of secured loans at period-end.

•	Segment results of operations. This section provides an analysis of our results of operations presented for our three segments:
o	Wholesale Trading & Ancillary Services,
o	Secured Lending, and
o	Direct Sales

for the comparable periods.

•

Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of June 30, 2020. Included in this section is a discussion of our: outstanding debt, the amount of financial capacity available to fund our future commitments and other financing arrangements.

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

EXECUTIVE OVERVIEW

Our Business

We conduct our operations in three reportable segments: (i) Wholesale Trading & Ancillary Services, (ii) Secured Lending and (iii) Direct Sales.

Wholesale Trading & Ancillary Services Segment

The Company operates its Wholesale Trading & Ancillary Services segment through A-Mark Precious Metals, Inc., and its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS" or “Storage”), and A-M Global Logistics, LLC. (“AMGL” or "Logistics"), and its partially-owned subsidiary, AM&ST Associates, LLC. ("AMST" or "SilverTowne" or the "Mint").

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

The Company's wholly-owned subsidiary, AMGL, is based in Las Vegas, Nevada, and provides our customers an array of complementary services, including receiving, handling, inventorying, processing, packing, and shipping of precious metals and custom coins on a secure basis.  Our logistics business generated less than 1% of the total revenues for each of the periods presented.

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

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2020, CFC and AMCF had, in aggregate, approximately $63.7 million in secured loans outstanding, of which approximately 39.1% were acquired from third-parties (some of which may be customers of A-Mark) and approximately 60.9% were originated by CFC.

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

The Company acquired Goldline in August 2017 through an asset purchase transaction with Goldline LLC. Goldline LLC. had been in operation since 1960. Goldline is a direct retailer of precious metals to the investor community. Goldline markets its precious metal products on television, radio, and the internet, as well as through telephonic sales efforts. Goldline's business has enhanced the Company’s distribution capabilities by adding a direct-to-client distribution channel that has diversified the product and services offered to Goldline's customers, through access to the Company’s wider assortment of precious metal coins and bars, including TDS’s storage and asset protection services.

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

Our Strategy

The Company was formed in 1965 and has grown into a significant participant in the bullion and coin markets, with approximately $5.5 billion in revenues for fiscal year 2020. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, and the scope of complementary products, services, and technological tools that we offer to our customers.  We intend to promote our growth by leveraging off the strengths of our existing integrated operations:

•	the depth of our customer relationships;
•	our access to market makers, suppliers, and sovereign and private mints;
•	our trading systems in the U.S. and Europe;
•	our expansive precious metals dealer network;
•	our depository relationships around the world;
•	our knowledge of secured lending;
•	our logistics capabilities;
•	our trading expertise; and
•	the quality and experience of our management team.

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

Volatility also affects our gross profit.  Greater volatility typically causes the premium spreads to widen resulting in an increase in the gross profit. Product supply constraints during extended periods of higher volatility have historically resulted in a heightening of wider premium spreads resulting in further improvement in the gross profit.

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

Gold and Silver Ounces Sold and Delivered to Customers.  We look at the number of ounces of gold and silver sold and delivered to our customers (excluding ounces recorded on forward contracts).  These metrics reflect our business volume without regard to changes in commodity pricing, which impacts revenue but can mask actual business trends.

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

The period of time that inventory is held by the Company varies depending upon the nature of our inventory commitments with customers and suppliers.  (See Note 6 of the notes to consolidated financial statements for a description of our classifications of inventory by type.)  When management analyzes inventory turnover on a period over period basis, consideration is given to each inventory type and its corresponding impact on the inventory turnover calculation.  Management's analysis includes the following:

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

Number of Secured Loans.  Finally, as a measure of the size of our secured lending segment, we look at the number of outstanding secured loans to customers (that are primarily collateralized by precious metals) at the end of each quarter. Typically, the number of loans increases during periods of increasing precious metal pricing and decreases during periods of declining precious metal prices.

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

We have also experienced certain negative effects in the precious metals market.  Through our CFC finance subsidiary, we make loans to our customers secured by coins and precious metals.  Numerous CFC loans were paid off when the market experienced a temporary drop in precious metal prices, reducing collateral coverage.  This had the effect of decreasing the size of our loan portfolio and the interest earned on the portfolio.  It has also required us to substitute cash and our own precious metals inventory as collateral under our AMCF securitization program, as the pool of loans securing the program has declined.  While we did not experience any related losses, there is no assurance that this might not occur in the future.

Fiscal Year

Our fiscal year end is June 30 each year.  Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS

Overview of Results of Operations for the Years Ended June 30, 2020 and 2019

Consolidated Results of Operations

The operating results of our business for the years ended June 30, 2020 and 2019 are as follows:

in thousands, except per share data and performance metrics
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$5,461,094	100.000%	$4,783,157	100.000%	$677,937	14.2%
Gross profit	66,973	1.226%	31,958	0.668%	$35,015	109.6%
Selling, general, and administrative expenses	(36,756)	(0.673)%	(32,502)	(0.680)%	$4,254	13.1%
Interest income	21,237	0.389%	19,270	0.403%	$1,967	10.2%
Interest expense	(18,859)	(0.345)%	(17,146)	(0.358)%	$1,713	10.0%
Other income, net	5,226	0.096%	1,697	0.035%	$3,529	208.0%
Unrealized gains on foreign exchange	57	0.001%	—	—	$57	—
Net income before provision for income taxes	37,878	0.694%	3,277	0.069%	$34,601	1055.9%
Income tax expense	(6,387)	(0.117)%	(1,015)	(0.021)%	$5,372	529.3%
Net income	31,491	0.577%	2,262	0.047%	$29,229	1292.2%
Net income attributable to non-controlling interests	982	0.018%	37	0.001%	$945	2554.1%
Net income attributable to the Company	$30,509	0.559%	$2,225	0.047%	$28,284	1271.2%
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$4.34		$0.32		$4.02	1256.3%
Diluted	$4.31		$0.31		$4.00	1290.3%
Performance Metrics:(1)
Gold ounces sold(2)	2,181,000		1,799,000		382,000	21.2%
Silver ounces sold(3)	90,385,000		67,620,000		22,765,000	33.7%
Inventory turnover ratio(4)	17.6		16.6		1.0	6.0%
Number of secured loans at period end(5)	717		2,806		(2,089)	(74.4)%

(1)	See "Results of Segments" for ticket count volume by segment.
(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(4)

Inventory turnover ratio is the cost of sales divided by average inventory for the period presented above.  This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the period.

Revenues

in thousands, except performance metrics
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$5,461,094	100.000%	$4,783,157	100.000%	$677,937	14.2%
Performance Metrics
Gold ounces sold	2,181,000		1,799,000		382,000	21.2%
Silver ounces sold	90,385,000		67,620,000		22,765,000	33.7%

Revenues for the year ended June 30, 2020 increased $677.9 million, or 14.2% to $5.461 billion from $4.783 billion in 2019.  Excluding a decrease of $936.4 million of forward sales, our revenues increased $1.614 billion due to an increase in the total amount of gold and silver ounces sold and higher selling prices of gold and silver.

Gold ounces sold for the year ended June 30, 2020 increased 382,000 ounces, or 21.2%, to 2,181,000 ounces from 1,799,000 ounces in 2019.  Silver ounces sold for the year ended June 30, 2020 increased 22,765,000 ounces, or 33.7%, to 90,385,000 ounces from 67,620,000 ounces in 2019. On average, the selling prices for gold increased by 23.8% and selling prices for silver increased by 8.4% during the year ended June 30, 2020 as compared to 2019.

A key factor that contributed to the increase in demand for precious metals was the recent volatility in precious metal prices caused by macroeconomic and other events.  A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market during the second half of fiscal year 2020. These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Gross Profit

in thousands, except performance metric
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$66,973	1.226%	$31,958	0.668%	$35,015	109.6%
Performance Metric
Inventory turnover ratio	17.6		16.6		1.0	6.0%

Gross profit for the year ended June 30, 2020 increased by $35.0 million, or 109.6%, to $67.0 million from $32.0 million in 2019.  The overall gross profit increase was due to higher gross profits from the Wholesale Trading & Ancillary Services and Direct Sales segments.

The Company’s overall gross margin percentage increased by 55.8 basis points to 1.226% from 0.668% in 2019. The increase in gross margin percentage was mainly attributable to significantly wider premium spreads due to increased demand, higher trading profits due to higher volatility; and lower forward sales.  Forward sales increase revenues but are associated with negligible gross margins that can significantly affect the gross margin percentage. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Our inventory turnover rate for the year ended June 30, 2020 increased by 6.0%, to 17.6 from 16.6 in 2019.  The increase in our inventory turnover ratio was primarily due to higher volume of ounces sold of precious metals, partially offset by lower volume of ounces sold on forward contracts as well as higher average inventory balances during the year ended June 30, 2020 as compared to 2019.

Selling, General and Administrative Expense

in thousands
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(36,756)	(0.673)%	$(32,502)	(0.680)%	$4,254	13.1%

Selling, general and administrative expenses for the year ended June 30, 2020 increased $4.3 million, or 13.1%, to $36.8 million from $32.5 million in 2019. The change was primarily due to increases in compensation expense (including performance-based accruals) of $4.5 million, computer software expense of $0.5 million, and depreciation and amortization expense of $0.4 million, which were partially offset by decreases in operating expenses of $1.1 million associated with our Direct Sales segment, and consulting expense of $0.4 million.

Interest Income

in thousands, except performance metric
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$21,237	0.389%	$19,270	0.403%	$1,967	10.2%
Performance Metric
Number of secured loans at period-end	717		2,806		(2,089)	(74.4)%

Interest income for the year ended June 30, 2020 increased $2.0 million, or 10.2%, to $21.2 million from $19.3 million in 2019.  The aggregate increase in interest income was primarily due to interest income earned by our Secured Lending Segment and other finance product income.

The interest income from our Secured Lending segment increased by $1.6 million or by 14.6%, which represents approximately 79.1% of the aggregate increase in interest income compared with the prior year.  The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances during the current period as compared to the average monthly loan balances for the comparable period.

The number of secured loans outstanding decreased by 74.4% to 717 as of June 30, 2020 from 2,806 as of June 30, 2019.  Typically, the number of loans increases during periods of increasing precious metal prices and decreases during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. The Company did not incur loan losses related to the margin calls or borrower loan liquidations during this or the comparable period. During the quarter ended June 30, 2020 silver prices rebounded and new loans were originated and acquired.

The interest income from our other finance product income increased by $0.4 million in comparison to the same year-ago period.

Interest Expense

in thousands
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(18,859)	(0.345)%	$(17,146)	(0.358)%	$1,713	10.0%

Interest expense for the year ended June 30, 2020 increased $1.7 million, or 10.0% to $18.9 million from $17.1 million in 2019.  The increase in interest expense was related primarily to our notes payable (which was issued in September of 2018), loan servicing fees, product financing arrangements, and liabilities on borrowed metals, partially offset by reductions in interest expense related to a Trading Credit Facility, and the Goldline Credit Facility. As compared to the same year-ago period, the amount of interest expense that increased by component included: (i) $1.4 million notes payable (including debt amortization costs), (ii) $0.6 million of product financing arrangements, (iii) $0.4 million of loan servicing costs and (iv) $0.4 million of liabilities on borrowed metals, which were partially offset by reductions of (v) $0.6 million of Trading Credit Facility (including debt amortization costs) expenses and (vi) $0.3 million related to the Goldline Credit Facility (including debt amortization costs).  The Goldline Credit Facility was paid off in full during the second quarter of fiscal year 2019.

Other income, net

in thousands
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$5,226	0.096%	$1,697	0.035%	$3,529	208.0%

Other income, net for the year ended June 30, 2020 increased $3.5 million, or 208.0% to $5.2 million from $1.7 million in 2019. The aggregate increase was primarily due to: (i) an increase in the Company’s proportionate share of our equity-method investees' earnings of $3.7 million compared to the prior year, (ii) an increase of $0.5 million in royalties earned, (iii) $0.2 million of fees related to the payoff of the Goldline Credit Facility that was recorded as other expense during the year ended June 30, 2019, partially offset by (iv) an earn-out revaluation adjustment of $0.6 million that was recorded as other income and recognized during the year ended June 30, 2019, and (v) $0.2 million of costs recorded as other expense associated with the settlement of our purchase of Goldline that was recognized during the year ended June 30, 2020.

Provision for Income Taxes

in thousands
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(6,387)	(0.117)%	$(1,015)	(0.021)%	$5,372	529.3%

Our income tax expense was $6.4 million and $1.0 million for the years ended June 30, 2020 and 2019, respectively.  Our effective tax rate was approximately 16.9% and 31.0% for the years ended June 30, 2020 and 2019, respectively.  For the year ended June 30, 2020, our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, offset by the exclusion of profits related to the Company's minority interests, special deduction relating to foreign-derived intangible income, and income tax rate benefit from the carryback of the Company’s fiscal years 2019 and 2018 net operating losses (“NOLs”) to prior years under the CARES Act, which allows the NOLs to be availed at the higher corporate tax rate of 35% versus 21%.

SEGMENT RESULTS OF OPERATIONS

The Company conducts its operations in three reportable segments: (i) Wholesale Trading & Ancillary Services, (ii) Secured Lending and (iii) Direct Sales. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”).

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

Overview of Results of Operations for the Years Ended June 30, 2020 and 2019

— Wholesale Trading & Ancillary Services Segment

The operating results of our Wholesale Trading & Ancillary Services segment for the years ended June 30, 2020 and 2019 are as follows:

in thousands, except performance metrics
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$5,360,899	100.000%	$4,733,800	100.000%	$627,099	13.2%
Gross profit	56,908	1.062%	26,270	0.555%	$30,638	116.6%
Selling, general, and administrative expenses	(27,150)	(0.506)%	(22,274)	(0.471)%	$4,876	21.9%
Interest income	9,024	0.168%	8,601	0.182%	$423	4.9%
Interest expense	(10,527)	(0.196)%	(9,626)	(0.203)%	$901	9.4%
Other income, net	4,868	0.091%	1,749	0.037%	$3,119	178.3%
Unrealized gains on foreign exchange	57	0.001%	-	—	$57	—
Net income before provision for income taxes	$33,180	0.619%	$4,720	0.100%	$28,460	603.0%
Performance Metrics:
Gold ounces sold(1)	2,136,000		1,783,000		353,000	19.8%
Silver ounces sold(2)	89,612,000		66,553,000		23,059,000	34.6%
Wholesale Trading ticket volume(3)	142,690		120,257		22,433	18.7%

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(3)	Trading ticket volume represents the total number of product orders processed by A-Mark.

Revenues — Wholesale Trading & Ancillary Services

in thousands, except performance metrics
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$5,360,899	100.000%	$4,733,800	100.000%	$627,099	13.2%
Performance Metrics
Gold ounces sold	2,136,000		1,783,000		353,000	19.8%
Silver ounces sold	89,612,000		66,553,000		23,059,000	34.6%

Revenues for the year ended June 30, 2020 increased $0.627 billion, or 13.2%, to $5.361 billion from $4.734 billion in 2019.  Excluding a decrease of $936.4 million of forward sales, our revenues increased $1.564 billion due to an increase in the total amount of gold and silver ounces sold and higher selling prices of gold and silver.

Gold ounces sold for the year ended June 30, 2020 increased 353,000 ounces, or 19.8%, to 2,136,000 ounces from 1,783,000 ounces in 2019.  Silver ounces sold for the year ended June 30, 2020 increased 23,059,000 ounces, or 34.6%, to 89,612,000 ounces from 66,553,000 ounces in 2019. On average, the selling prices for gold increased by 23.6% and selling prices for silver increased by 8.7% during the year ended June 30, 2020 as compared to 2019.

A key factor that contributed to the increase in demand for precious metals was the recent volatility in precious metal prices caused by macroeconomic and other events.  A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market during the second half of fiscal year 2020. These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Gross Profit — Wholesale Trading & Ancillary Services

in thousands, except performance metric
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$56,908	1.062%	$26,270	0.555%	$30,638	116.6%
Performance Metric
Wholesale trading ticket volume	142,690		120,257		22,433	18.7%

Gross profit for the year ended June 30, 2020 increased by $30.6 million, or 116.6%, to $56.9 million from $26.3 million in 2019.  The overall gross profit increase was primarily due to higher sales volumes and increased premium spreads.

This segment’s profit margin percentage increased by 50.7 basis points to 1.062% from 0.555% in 2019. The increase in gross margin percentage was mainly attributable to significantly wider premium spreads due to increased demand, higher trading profits due to higher volatility, and lower forward sales. Forward sales increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

The wholesale trading ticket volume for the year ended June 30, 2020 increased by 22,433 tickets, or 18.7%, to 142,690 tickets from 120,257 tickets in 2019.  The increase in our trading ticket volume is indicative of increased trading activity due to higher demand as compared to 2019.

Selling, General and Administrative Expenses — Wholesale Trading & Ancillary Services

in thousands
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(27,150)	(0.506)%	$(22,274)	(0.471)%	$4,876	21.9%

Selling, general and administrative expenses for the year ended June 30, 2020 increased $4.9 million, or 21.9%, to $27.2 million from $22.3 million in 2019. The change was primarily due to increases in compensation expense (including performance-based accruals) of $4.5 million and computer software expense of $0.5 million, which were partially offset by decrease in consulting expense of $0.4 million.

Interest Income — Wholesale Trading & Ancillary Services

in thousands
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$9,024	0.168%	$8,601	0.182%	$423	4.9%

Interest income for the year ended June 30, 2020 increased $0.4 million, or 4.9%, to $9.0 million from $8.6 million in 2019.  The overall increase is primarily due to $0.4 million of finance fees earned from repurchase arrangements with customers and $0.4 million of interest income earned from a note receivable issued in the current year, partially offset by reductions in interest earned from spot deferred trade orders and other fees.

Interest Expense — Wholesale Trading & Ancillary Services

in thousands
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(10,527)	(0.196)%	$(9,626)	(0.203)%	$901	9.4%

Interest expense for the year ended June 30, 2020 increased $0.9 million, or 9.4% to $10.5 million from $9.6 million in 2019. The increase was primarily due to activity related to product financing arrangements, and liabilities on borrowed metals. As compared to the same year-ago period, the amount of interest expense that increased by component included: (i) $0.6 million of product financing arrangements, and (ii) $0.4 million of liabilities on borrowed metals.

Other income, net — Wholesale Trading & Ancillary Services

in thousands
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$4,868	0.091%	$1,749	0.037%	$3,119	178.3%

Other income, net for the year ended June 30, 2020 increased $3.1 million, or 178.3% to $4.9 million from $1.7 million in 2019. The aggregate increase was primarily related to an increase in the Company’s proportionate share of our equity-method investees' earnings by $3.7 million compared to the prior comparable year-to-date period offset by a decrease in an earn-out revaluation adjustment of $0.6 million that was recognized during the year ended June 30, 2019.

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation LLC. ("CFC") and AM Capital Funding, LLC. (“AMCF”).  AMCF was formed in September 2018, and its financial activity was incorporated into the Secured Lending segment's results thereafter.

Overview of Results of Operations for the Years Ended June 30, 2020 and 2019

—  Secured Lending Segment

The operating results of our Secured Lending segment for the years ended June 30, 2020 and 2019 are as follows:

in thousands, except performance metrics
Years Ended June 30,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$12,213	100.000%	$10,657	100.000%	$1,556	14.6%
Interest expense	(8,332)	(68.222)%	(7,178)	(67.355)%	$1,154	16.1%
Selling, general and administrative expenses	(1,893)	(15.500)%	(1,456)	(13.662)%	$437	30.0%
Other income, net	577	4.724%	105	0.985%	$472	449.5%
Net income before provision for income taxes	$2,565	21.002%	$2,128	19.968%	$437	20.5%
Performance Metric:
Number of secured loans at period end(1)	717		2,806		(2,089)	(74.4)%

(1)	Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Years Ended June 30,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$12,213	100.000%	$10,657	100.000%	$1,556	14.6%
Performance Metric
Number of secured loans at period-end	717		2,806		(2,089)	(74.4)%

Interest income for the year ended June 30, 2020 increased $1.6 million, or 14.6%, to $12.2 million from $10.7 million in 2019.  The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances during the current period as compared to the average monthly loan balances for the comparable period. The number of secured loans outstanding decreased by 74.4% to 717 as of June 30, 2020 from 2,806 as of June 30, 2019.  Typically, the number of loans increases during periods of increasing precious metal prices and decreases during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral.  During the quarter ended June 30, 2020 silver prices rebounded and new loans were originated and acquired.

The Company did not incur loan losses related to the margin calls or borrower loan liquidations during the year ended June 30, 2020 or the comparable period.

Interest Expense — Secured Lending

in thousands
Years Ended June 30,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(8,332)	(68.222)%	$(7,178)	(67.355)%	$1,154	16.1%

Interest expense for the year ended June 30, 2020 increased $1.2 million, or 16.1% to $8.3 million from $7.2 million in 2019.  The change in interest expense is primarily due to our Notes, which were outstanding for a full annual period in fiscal 2020, while only outstanding for a partial period in the prior year, accompanied by an increase in loan servicing fees, offset by a reduction in interest related to our Trading Credit Facility.  As compared to the same year-ago period, interest expense components changed by the following amounts: (i) an increase of $1.7 million related to our notes payable (which were issued in September 2018), and (ii) an increase of $0.4 million related to loan servicing, partially offset by (iii) a reduction of $0.9 million related to our Trading Credit Facility.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Years Ended June 30,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(1,893)	(15.500)%	$(1,456)	(13.662)%	$437	30.0%

Selling, general and administrative expenses for the year ended June 30, 2020 increased $0.4 million, or 30.0%, to $1.9 million from $1.5 million in 2019.  The increase was primarily due to an increase in depreciation and amortization expense.

Other Income, net — Secured Lending

in thousands
Years Ended June 30,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$577	4.724%	$105	0.985%	$472	449.5%

Other income, net for the year ended June 30, 2020 increased $0.5 million, or 449.5% to $0.6 million from $0.1 million in 2019. The aggregate increase was primarily due to an increase of $0.5 million in royalties.

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

Overview of Results of Operations for the Years Ended June 30, 2020 and 2019

— Direct Sales Segment

The operating results of our Direct Sales segment for the years ended June 30, 2020 and 2019 are as follows:

in thousands, except performance metrics
Years Ended June 30,	2020				2019				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$100,195	(a)	100.000%		$49,357	(c)	100.000%		$50,838	103.0%
Gross profit	10,065		10.045%	(b)	5,688		11.524%	(d)	$4,377	77.0%
Selling, general and administrative expenses	(7,713)		(7.698)%		(8,772)		(17.773)%		$(1,059)	(12.1)%
Interest income	—		—		12		0.024%		$(12)	(100.0)%
Interest expense	—		—		(342)		(0.693)%		$(342)	(100.0)%
Other expense, net	(219)		(0.219)%		(157)		(0.318)%		$62	39.5%
Net income (loss) before provision for income taxes	$2,133		2.129%		$(3,571)		(7.235)%		$5,704	159.7%
Performance Metrics:
Gold ounces sold(1)	45,000				16,000				29,000	181.3%
Silver ounces sold(2)	773,000				1,067,000				(294,000)	(27.6)%
Direct Sales ticket volume(3)	18,541				16,828				1,713	10.2%

(a)	Includes $26.4 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.
(b)	Gross profit percentage, excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 12.549% for the period.
(c)	Includes $0.9 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.
(d)	Gross profit percentage, excluding inter-segment company sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, is 11.773% for the period.
(1)	Gold ounces sold represents the ounces of gold product sold during the period.
(2)	Silver ounces sold represents the ounces of silver product sold during the period.
(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed by Goldline and PMPP.

Segment Results — Direct Sales

Revenues — Direct Sales

in thousands, except performance metrics
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$100,195	100.000%	$49,357	100.000%	$50,838	103.0%
Performance Metrics:
Gold ounces sold	45,000		16,000		29,000	181.3%
Silver ounces sold	773,000		1,067,000		(294,000)	(27.6)%

Revenues for the year ended June 30, 2020 increased $50.8 million, or 103.0%, to $100.2 million from $49.4 million in 2019. Excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, revenues for the year ended June 30, 2020 increased $25.3 million or 52.2% to $73.8 million from $48.5 million in 2019.

Gold ounces sold for the year ended June 30, 2020 increased 29,000 ounces, or 181.3%, to 45,000 ounces from 16,000 ounces in 2019.  Silver ounces sold for the year ended June 30, 2020 decreased 294,000 ounces, or 27.6%, to 773,000 ounces from 1,067,000 ounces in 2019. On average, the selling prices for gold increased by 15.8% and selling prices for silver increased by 0.1% during the year ended June 30, 2020 as compared to 2019.

A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market during the second half of fiscal year 2020.  These factors were brought on by the recent volatility in precious metal prices caused by macroeconomic and other events.  These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Gross Profit — Direct Sales

in thousands, except performance metric
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$10,065	10.045%	$5,688	11.524%	$4,377	77.0%
Performance Metric:
Direct Sales ticket volume	18,541		16,828		1,713	10.2%

Gross profit for the year ended June 30, 2020 increased by $4.4 million, or 77.0%, to $10.1 million from $5.7 million in 2019.  For the year ended June 30, 2020, the Company’s profit margin percentage decreased by 147.9 basis points to 10.045% from 11.524% in 2019. Excluding the impact of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, the Direct Sales segment's gross profit margin percentage increased by 77.6 basis points to 12.549% from 11.773% in 2019.

The Direct Sales ticket volume for the year ended June 30, 2020 increased by 1,713 tickets, or 10.2%, to 18,541 tickets from 16,828 tickets in 2019.  The increase in trading ticket volume was primarily due to higher demand as compared to 2019.

Selling, General and Administrative Expense — Direct Sales

in thousands
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(7,713)	(7.698)%	$(8,772)	(17.773)%	$(1,059)	(12.1)%

Selling, general and administrative expenses for the year ended June 30, 2020 decreased $1.1 million, or 12.1%, to $7.7 million from $8.8 million in 2019.  The decrease in selling, general and administrative expenses was primarily due to cost reduction efforts implemented at Goldline, resulting in reductions of: personnel costs of $0.8 million, computer costs of $0.3 million, and advertising cost of $0.2 million, which were partially offset by increases in legal costs of $0.3 million and the costs of operating PMPP of $0.5 million.

Interest expense — Direct Sales

in thousands
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$—	—	$(342)	(0.693)%	$(342)	(100.0)%

Interest expense for the year ended June 30, 2020 decreased $0.3 million, or 100.0% to $0.0 million from $0.3 million in 2019.  The decrease primarily relates to the extinguishment of the Goldline Credit Facility in the second quarter of fiscal 2019.

Other income (expense) — Direct Sales

in thousands
Years Ended June 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other expense, net	$(219)	(0.219)%	$(157)	(0.318)%	$62	39.5%

For the year ended June 30, 2020, the other expense activity of $0.2 million related to a one-time charge in connection with the settlement of the purchase price related to the acquisition of Goldline.  For the year ended June 30, 2019, the other expense activity of $0.2 million related to a premium associated with the extinguishment Goldline Credit Facility before its maturity date.

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.

A substantial portion of our assets are liquid. As of June 30, 2020, approximately 93.8% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventories, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.

Typically, the Company acquires its inventory by: (i) purchasing inventory from our suppliers by utilizing its own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

The Company believes that the Trading Credit Facility (as defined below), the notes payable, liabilities on borrowed metals, and product financing arrangements provide adequate means to capital for its operations. (See Note 14 of the notes to consolidated financial statements.)

Lines of Credit

in thousands
	June 30, 2020	June 30, 2019	June 30, 2020 Compared to June 30, 2019
Lines of credit	$135,000	$167,000	$(32,000)

Effective March 27, 2020, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as joint lead lender and administrative agent and Natixis acts as joint lead arranger and syndication agent for the syndicate.  As of June 30, 2020, the Trading Credit Facility provided the Company with access up to $270.0 million, featuring a $220.0 million base, with a $50.0 million accordion option. The maturity date of the credit facility is March 26, 2021. The Trading Credit Facility was formed on March 31, 2016, and the Company has successfully amended and extended the terms of the Trading Credit Facility each year since its inception.

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance its lending activities.  The cash generated from our operations typically increases during periods of high demand for our products, market supply constraints, and increased volatility of the price of precious metals. Such a period occurred during the second half of fiscal 2020, and as a result, increased cash generated from operations provided the Company additional liquidity, thereby decreasing our use of the Trading Credit Facility in the current period.

Notes Payable

in thousands
	June 30, 2020	June 30, 2019	June 30, 2020 Compared to June 30, 2019
Notes payable	$92,517	$91,859	$658

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

As of June 30, 2020, the consolidated aggregate carrying balance of the Notes was $92.5 million (which excludes the $5.0 million Note that the Company retained), and the remaining unamortized loan cost balance was approximately $2.5 million, which is amortized using the effective interest method through the maturity date. (See Note 14 of the notes to consolidated financial statements.)

Liabilities on Borrowed Metals

in thousands
	June 30, 2020	June 30, 2019	June 30, 2020 Compared to June 30, 2019
Liabilities on borrowed metals	$168,206	$201,144	$(32,938)

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

Product Financing Arrangements

in thousands
	June 30, 2020	June 30, 2019	June 30, 2020 Compared to June 30, 2019
Product financing arrangements	$74,678	$94,505	$(19,827)

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

Secured Loans Receivable

in thousands
	June 30, 2020	June 30, 2019	June 30, 2020 Compared to June 30, 2019
Secured loans receivable	$63,710	$125,298	$(61,588)

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

Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in the margin calls and borrower loan liquidations due to a decline in the value of the precious metal collateral.  During the quarter ended June 30, 2020 silver prices rebounded and new loans were originated and acquired.  The Company did not incur loan losses related to the margin calls or borrower loan liquidations.

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

The following summarizes components of our consolidated statements of cash flows for the years ended June 30, 2020 and 2019:

in thousands
Year Ended	June 30, 2020	June 30, 2019	June 30, 2020 Compared to June 30, 2019
Net cash provided by (used in) operating activities	$47,935	$(14,533)	$62,468
Net cash provided by (used in) investing activities	$48,774	$(14,805)	$63,579
Net cash (used in) provided by financing activities	$(52,704)	$31,367	$(84,071)

Our principal capital requirements have been to fund (i) working capital and (ii) investing activity. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.

Net cash provided by (used in) operating activities

Operating activities provided $47.9 million and used $14.5 million in cash for the years ended June 30, 2020 and 2019, respectively, representing a $62.5 million increase in the source of cash compared to the year ended June 30, 2019.   The increase in cash is mainly due to higher net income generated from increased demand for precious metal products and favorable changes in working capital balances. The increase in cash due to changes in working capital balances included: accounts payable and other current liabilities, liabilities on borrowed metals and derivative liabilities, partially offset by a decrease in cash due to changes in working capital balances of: precious metals held under financing arrangements, receivables, inventories, and derivative assets.

Net cash provided by (used in) investing activities

Investing activities provided $48.8 million and used $14.8 million in cash for the years ended June 30, 2020 and 2019, respectively, representing a $63.6 million increase in the source of cash compared to the year ended June 30, 2019.  This period over period increase was due to the change in the balance of secured loans of $65.3 million compared to the comparable prior period, as a higher number of loans were liquidated in the current period due to price volatility, partially offset by cash used in providing loans of $3.5 million to customers.

Net cash (used in) provided by financing activities

Financing activities used $52.7 million and provided $31.4 million in cash for the years ended June 30, 2020 and 2019, respectively, representing a $84.1 million decrease in the source of cash compared to the year ended June 30, 2019.  This period over period decrease was primarily due to the change in proceeds from issuance of notes payable of $95.0 million received in the prior fiscal year and changes in the balance of product financing arrangements of $0.4 million, partially offset by the change in repayments of notes payable to a related party of $7.5 million, the change in debt issuance costs of $3.0 million, and the change in the balance of the Trading Credit Facility of $1.0 million.

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

Commodities Risk and Derivatives

We use a variety of strategies to manage our risk including fluctuations in commodity prices for precious metals. Our inventory consists of, and our trading activities involve, precious metals and precious metal products, whose prices are linked to the corresponding precious metal commodity prices. Inventory purchased or borrowed by us are subject to price changes. Inventory borrowed is considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier or deliver metals to the customer.

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

Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers.  Our forwards contracts open at June 30, 2020 are scheduled to settle within 60 days. Futures positions do not have settlement dates. The Company typically uses futures contracts for its shorter term hedge positions and forward contracts for longer term hedge positions.

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

The Company’s net gains (losses) on derivative instruments for the years ended June 30, 2020 and 2019, totaled $8.1 million and $(1.1) million, respectively.  These net gains (losses) on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the consolidated statements of income.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of June 30, 2020 and June 30, 2019:

in thousands
	June 30, 2020	June 30, 2019
Inventories	$321,281	$292,861
Precious metals held under financing arrangements	178,577	208,792
	499,858	501,653
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(17)	(17)
Premium on metals position	(3,684)	(4,424)
Precious metal value not hedged	(3,701)	(4,441)
	496,157	497,212
Commitments at market:
Open inventory purchase commitments	514,553	166,600
Open inventory sales commitments	(309,134)	(158,870)
Margin sale commitments	(14,652)	(11,652)
In-transit inventory no longer subject to market risk	(3,605)	(809)
Unhedgeable premiums on open commitment positions	2,779	838
Borrowed precious metals	(168,206)	(201,144)
Product financing arrangements	(74,678)	(94,505)
Advances on industrial metals	318	8,644
	(52,625)	(290,898)
Precious metal subject to price risk	443,532	206,314
Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	73,948	133,612
Precious metals futures contracts at market values	369,842	72,218
Total market value of derivative financial instruments	443,790	205,830

Net precious metals subject to commodity price risk	$(258)	$484

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At June 30, 2020, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

Commitments and Contingencies

Refer to Note 15 for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020 and June 30, 2019, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands
	June 30, 2020	June 30, 2019
Purchase commitments	$514,553	$166,600
Sales commitments	$(309,134)	$(158,870)
Margin sale commitments	$(14,652)	$(11,652)
Open forward contracts	$73,948	$133,612
Open futures contracts	$369,842	$72,218
Foreign exchange forward contracts	$4,599	$5,934

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

Revenue Recognition

The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between the trade and settlement dates, the Company has entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivative at the trade date with any corresponding unrealized gains (losses), shown as component of cost of sales in the consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are settled, the unrealized gains and losses are reversed, and revenue is recognized for contracts that are physically settled.  For contracts that are net settled, the realized gains and losses are recorded in cost of sales, with the exception of forward contracts, where their associated realized gains and losses are recorded in revenue and cost of sales, respectively.

Also, the Company recognizes its storage, logistics, licensing, and other services revenues in accordance with the FASB's release ASU 2014-09  Revenue From Contracts With Customers Topic 606 and subsequent related amendments ("ASC 606"),  which follows five basic  steps to determine whether revenue can be recognized: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Inventories

The Company's inventory primarily includes bullion and bullion coins, which are initially recorded at fair market value.  The fair market value of the bullion and bullion coins is comprised of two components: (i) published market values attributable to the cost of the raw precious metal, and (ii) a published premium paid at acquisition of the metal.  The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources.  The premium is included in the cost of the inventory, paid at acquisition, and is a component of the total fair market value of the inventory. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged.

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

The Company also performs impairment reviews on its indefinite-lived intangible assets (i.e., trade names and trademarks). In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through a quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment will be recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value.

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s consolidated balance sheets. See Note 12 for more information on the Company’s accounting for income taxes.

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

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

A-Mark Precious Metals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of A-Mark Precious Metals, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Newport Beach, California

September 11, 2020

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data)

	June 30, 2020	June 30, 2019
ASSETS
Current assets:
Cash(1)	$52,325	$8,320
Receivables, net(1)	49,142	26,895
Derivative assets	46,325	2,428
Secured loans receivable(1)	63,710	125,298
Precious metals held under financing arrangements(1)	178,577	208,792
Inventories:
Inventories(1)	246,603	198,356
Restricted inventories	74,678	94,505
	321,281	292,861
Income tax receivable	—	1,473
Prepaid expenses and other assets(1)	2,659	2,783
Total current assets	714,019	668,850
Operating lease right of use assets	4,223	—
Property, plant, and equipment, net	5,675	6,731
Goodwill	8,881	8,881
Intangibles, net	4,974	5,852
Long-term investments	16,763	11,885
Deferred tax assets	—	3,163
Other long-term assets	3,500	—
Total assets	$758,035	$705,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$135,000	$167,000
Liabilities on borrowed metals	168,206	201,144
Product financing arrangements	74,678	94,505
Accounts payable and other current liabilities	140,930	62,180
Derivative liabilities(1)	25,414	9,971
Accrued liabilities(1)	10,397	6,137
Income tax payable	2,135	—
Total current liabilities	556,760	540,937
Notes payable(1)	92,517	91,859
Deferred tax liabilities	62	—
Other liabilities	3,802	—
Total liabilities	653,141	632,796
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of June 30, 2020 and June 30, 2019	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 7,031,500 and 7,031,450 shares issued and outstanding as of June 30, 2020 and June 30, 2019, respectively	71	71
Additional paid-in capital	27,289	26,452
Retained earnings	73,644	43,135
Total A-Mark Precious Metals, Inc. stockholders’ equity	101,004	69,658
Non-controlling interests	3,890	2,908
Total stockholders’ equity	104,894	72,566
Total liabilities, non-controlling interests and stockholders’ equity	$758,035	$705,362

(1)	Includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

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

The Company consolidates a variable interest entity ("VIE") if it is considered to be the primary beneficiary.  AMCF is a VIE because its equity may be insufficient to maintain its ongoing collateral requirements without additional financial support from the Company.   The securitization is primarily secured by cash, bullion loans, and precious metals, and the Company is required to continuously hedge the value of certain collateral and make future contributions as necessary.  The Company is the primary beneficiary of this VIE because the Company has the right to determine the type of collateral (i.e., cash, secured loans, or precious metals) placed into the entity, has the right to receive (and has received) the proceeds from the securitization transaction, earns on-going interest income from the secured loans (subject to collateral requirements), and has the obligation to absorb losses should AMCF's interest expense and other costs exceed its interest income.

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

	June 30, 2020	June 30, 2019
ASSETS OF THE CONSOLIDATED VIE
Cash	$26,697	$2,390
Receivables, net	3,005	1,664
Secured loans receivable	34,739	82,544
Precious metals held under financing arrangements	20,968	—
Inventories	24,057	16,867
Prepaid expenses and other assets	16	31
Total assets of the consolidated variable interest entity	$109,482	$103,496
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$13,275	$5,213
Derivative liabilities	541	1,241
Accrued liabilities	387	811
Notes payable(2)	97,517	96,859
Total liabilities of the consolidated variable interest entity	$111,720	$104,124

(1)	This is an intercompany balance, which is eliminated in consolidation and hence not shown on the consolidated balance sheets.
(2)	$5.0 million of the Notes are held by A-Mark, which is eliminated in consolidation and hence not shown on the consolidated balance sheets.

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Years Ended
	June 30, 2020	June 30, 2019
Revenues	5,461,094	$4,783,157
Cost of sales	5,394,121	4,751,199
Gross profit	66,973	31,958
Selling, general, and administrative expenses	(36,756)	(32,502)
Interest income	21,237	19,270
Interest expense	(18,859)	(17,146)
Other income, net	5,226	1,697
Unrealized gains on foreign exchange	57	—
Net income before provision for income taxes	37,878	3,277
Income tax expense	(6,387)	(1,015)
Net income	31,491	2,262
Net income attributable to non-controlling interests	982	37
Net income attributable to the Company	$30,509	$2,225
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$4.34	$0.32
Diluted	$4.31	$0.31
Weighted average shares outstanding:
Basic	7,031,500	7,031,400
Diluted	7,080,500	7,085,300

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2018	7,031,450	$71	$24,717	$40,910	$65,698	$3,410	$69,108
Net income	—	—	—	2,225	2,225	37	2,262
Share-based compensation	—	—	1,096	—	1,096	—	1,096
Non-controlling ownership interest contribution	—	—	—	—	—	100	100
Transactions with non-controlling interest	—	—	639	—	639	(639)	—
Balance, June 30, 2019	7,031,450	$71	$26,452	$43,135	$69,658	$2,908	$72,566
Net income	—	—		30,509	30,509	982	31,491
Share-based compensation	—	—	953	—	953	—	953
Net payments related to share-based award activities	50	—	(116)	—	(116)	—	(116)
Balance, June 30, 2020	7,031,500	$71	$27,289	$73,644	$101,004	$3,890	$104,894

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

Years Ended June 30,	2020	2019
Cash flows from operating activities:
Net income	$31,491	$2,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (reversal) for doubtful accounts	—	(30)
Depreciation and amortization	2,900	2,807
Amortization of loan cost	1,484	1,192
Deferred income taxes	3,225	707
Interest added to principal of secured loans	(19)	(19)
Change in accrued earn-out	—	(588)
Debt extinguishment costs	—	45
Share-based compensation	953	1,096
Earnings from equity method investments	(4,878)	(1,198)
Changes in assets and liabilities:
Receivables	(22,247)	8,992
Secured loans receivable	3,086	(1,304)
Secured loans made to affiliates	5,261	(1,535)
Derivative assets	(43,897)	4,967
Income tax receivable	1,473	80
Precious metals held under financing arrangements	30,215	53,774
Inventories	(28,420)	(12,745)
Prepaid expenses and other assets	59	(668)
Accounts payable and other current liabilities	78,750	16,183
Derivative liabilities	15,443	(10,486)
Liabilities on borrowed metals	(32,938)	(79,202)
Accrued liabilities	3,859	1,137
Income tax payable	2,135	—
Net cash provided by (used in) operating activities	47,935	(14,533)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(836)	(490)
Purchase of long-term investments	—	(2,300)
Purchase of intangible assets	(150)	—
Secured loans receivable, net	53,260	(12,015)
Other loans originated	(3,500)	—
Net cash provided by (used in) investing activities	48,774	(14,805)
Cash flows from financing activities:
Product financing arrangements, net	(19,827)	(19,435)
Borrowings and repayments under lines of credit, net	(32,000)	(33,000)
Repayments on notes payable to related party	—	(7,500)
Proceeds from issuance of notes payable	—	95,000
Debt funding issuance costs	(761)	(3,798)
Non-controlling ownership interest contribution	—	100
Net payments related to share-based award activities	(116)	—
Net cash (used in) provided by financing activities	(52,704)	31,367
Net increase in cash, cash equivalents, and restricted cash	44,005	2,029
Cash, cash equivalents, and restricted cash, beginning of period	8,320	6,291
Cash, cash equivalents, and restricted cash, end of period	$52,325	$8,320
Supplemental disclosures of cash flow information:
Interest paid	$18,160	$15,509
Income taxes paid	$447	$177
Income taxes refunded	$819	$47
Non-cash investing and financing activities:
Interest added to principal of secured loans	$19	$19
Investment transactions with non-controlling interest	$—	$639

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation

The consolidated financial statements comprise those of A-Mark Precious Metals, Inc. ("A-Mark" or the "Company"), its wholly owned subsidiaries, and its joint ventures in which the Company has a controlling interest.

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Trading & Ancillary Services, (ii) Secured Lending, and (iii) Direct Sales. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in Segment Reporting Topic 280 of the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification (“ASC”). (See Note 18.)

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

The Company's wholly-owned subsidiary, A-M Global Logistics, LLC. ("Logistics" or “AMGL”), operates the Company's logistics fulfillment center. Logistics provides customers an array of complementary services, including packaging, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis.

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

Direct Sales

The Company's wholly-owned subsidiary, Goldline, Inc. ("Goldline"), is a direct retailer of precious metals to the investor community.  Goldline markets its precious metal products on television, radio, and the internet.  Goldline sells gold and silver bullion in the form of coins, rounds, and bars.

AM IP LLC. ("AMIP"), a wholly owned subsidiary of Goldline, manages its intellectual property.

In the fourth quarter of fiscal year 2019, Goldline entered into a joint venture agreement with one of the Company's related parties to form Precious Metals Purchasing Partners, LLC, ("PMPP"), a 50% owned subsidiary, primarily for the purpose of purchasing precious metals from the partners' retail customers for resale back into the marketplace.  PMPP was capitalized in fiscal 2019, and commenced operations in fiscal 2020.  Metals purchased by the joint venture are sold to the partners or their affiliates per the terms of the joint venture agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements reflect the financial condition, results of operations, statement of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary.  Our consolidated financial statements include the accounts of: A-Mark, AMTAG, TDS, AMGL, AMST, CFC, AMCF, Goldline, AMIP, and PMPP (collectively the “Company”).  Intercompany accounts and transactions are eliminated.

Comprehensive Income

For the years ended June 30, 2020 and 2019, there were no items that gave rise to other comprehensive income or loss, and, as a result net income equaled comprehensive income.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, allowances for doubtful accounts, impairment assessments of property, plant and equipment and intangible assets, valuation allowance determination on deferred tax assets, contingent earn-out liabilities, determining the incremental borrowing rate for calculating right of use assets and lease liabilities, and revenue recognition judgments. Significant estimates also include the Company's fair value determination with respect to its financial instruments and precious metals inventory. Actual results could materially differ from these estimates.

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

Assets that potentially subject the Company to concentrations of credit risk consist principally of receivables, loans of inventory to customers, and inventory hedging transactions. Concentration of credit risk with respect to receivables is limited due to the large number of customers composing the Company's customer base, the geographic dispersion of the customers, and the collateralization of substantially all receivable balances. Based on an assessment of credit risk, the Company typically grants collateralized credit to its customers. Credit risk with respect to loans of inventory to customers is minimal. The Company enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with credit worthy financial institutions.  All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions.

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

Variable Interest Entity

A variable interest entity ("VIE") is a legal entity that has either (i) a total equity investment that is insufficient to finance its activities without additional subordinated financial support or (ii) whose equity investors as a group lack the ability to control the entity’s activities or lack the ability to receive expected benefits or absorb obligations in a manner that is consistent with their investment in the entity.

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

AMCF, a wholly owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities.  The Company has various forms of ongoing involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of June 30, 2020 and June 30, 2019, are indicated on the table that follows the consolidated balance sheets.

AMCF is a VIE because its initial equity investment may be insufficient to maintain its ongoing collateral requirements without additional financial support from the Company. The securitization is primarily secured by bullion loans and precious metals, and the Company is required to continuously hedge the value of certain collateral and make future contributions as necessary.  The Company is the primary beneficiary of this VIE because the Company has the right to determine the type of collateral (i.e., cash, secured loans, or precious metals), has the right to receive (and has received) the proceeds from the securitization transaction, earns on-going interest income from the secured loans (subject to collateral requirements), and has the obligation to absorb losses should AMCF's interest expense and other costs exceed its interest income. (See Note 14.)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2020 and June 30, 2019.

As of June 30, 2020 and June 30, 2019, the Company has $0.2 million and $0.3 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California.

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

These arrangements are typically terminable by either party upon 14 days' notice.  Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of June 30, 2020 and June 30, 2019, precious metals held under financing arrangements totaled $178.6 million and $208.8 million respectively.

The Company’s precious metals held under financing arrangements are marked-to-market.

Inventories

Inventories principally include bullion and bullion coins that are acquired and initially recorded at cost and then marked to fair market value.  The fair market value of the bullion and bullion coins comprises two components: (i) published market values attributable to the costs of the raw precious metal, and (ii) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form, and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources.

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

Leased Right of Use Assets

We lease warehouse space, office facilities, and equipment. Our operating leases with terms longer than twelve months are recorded at the sum of  the present value of the lease's fixed minimum payments as operating lease right of use assets ("ROU assets") in the consolidated balance sheets.  Our finance leases (previously considered by the Company as capital leases prior to our adoption of ASC 842) are another type of ROU asset, but are classified in the consolidated balance sheets as a component of property, plant, and equipment at the present value of the lease payments.

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

Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. The depreciable life of ROU assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants. Income from subleases was not significant for any period presented.

During the year ended June 30, 2020, we incurred lease costs of $1.7 million, which is primarily comprised of operating lease cost of $1.4 million. The other costs relate to our finance leases, short-term leases, and variable lease payments.

For the year ended June 30, 2020, we made cash payments of $1.5 million for operating lease obligations. These payments are included in operating cash flows.  At June 30, 2020, the weighted-average remaining lease term under our capitalized operating leases was 4.5 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of June 30, 2020:

Years ending June 30,	Operating Leases
2021	1,526
2022	1,313
2023	834
2024	860
2025	816
Thereafter	368
Total lease payments	5,717
Less imputed interest	(608)
	$5,109	(1)
Operating lease liability – current	$1,307	(2)
Operating lease liability - long-term	3,802	(3)
	$5,109	(1)

(1)	Represents the present value of the capitalized operating lease liabilities as of June 30, 2020.
(2)	Current operating lease liabilities are presented within accrued liabilities on our consolidated balance sheets.
(3)	Long-term operating lease liabilities are presented within other liabilities on our consolidated balance sheets.

Following is a summary of our future minimum operating lease commitments, as determined under ASC 840, for all non-cancelable lease agreements, for each of the next five years and in the aggregate, as of June 30, 2019:

Years ending June 30,	Operating Leases
2020	$1,488
2021	1,526
2022	1,313
2023	834
2024	860
Thereafter	1,184
$7,205

The Company has no related party leases. We do not have leases that have not yet commenced, which would create significant rights and obligations for us, including any involvement with the construction or design of the underlying asset. (Refer to the section below captioned Recently Adopted Accounting Pronouncements for the elections adopted pursuant to ASU 2016-02, Leases and subsequent related amendments (Topic 842).)

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated using a straight line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Depreciation and amortization commence when the related assets are placed into service. Internal-use software development costs are capitalized during the application development stage. Internal-use software costs incurred during the preliminary project stage are expensed as incurred. Land is recorded at historical cost and is not depreciated. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities related to our plant assets associated with our minting operations.

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

Goodwill and Indefinite-lived Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill and other indefinite-lived intangibles (such as trade names and trademarks) are not subject to amortization, but are evaluated for impairment at least annually.  However, for tax purposes, goodwill acquired in connection with a taxable asset acquisition is generally deductible.

The Company evaluates its goodwill and other indefinite-lived intangibles for impairment in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC.  Goodwill is reviewed for impairment at a reporting unit level, which for the Company, corresponds to the Company’s reportable operating segments.

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

Evaluation of indefinite-lived intangible assets for impairment

The Company evaluates its indefinite-lived intangible assets (i.e., trade names and trademarks) for impairment. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is unlikely that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is unlikely that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through this quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment loss will be recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value.

The methods used to estimate the fair value measurements of the Company’s reporting units and indefinite-lived intangible assets include those based on the income approach (including the discounted cash flow and relief-from-royalty methods) and those based on the market approach (primarily the guideline transaction and guideline public company methods). (See Note 8.)

Long-Term Investments

Investments in privately-held entities are accounted for using the equity method when the Company has significant influence but not control over the investee.  Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors are considered in determining whether the equity method of accounting is appropriate. Under the equity method, the carrying value of the investment is adjusted for the Company’s proportionate share of the investee’s earnings or losses, with the corresponding share of earnings or losses reported in other income, net. The carrying value of the investment is reduced by the amount of the dividends received from the equity-method investee, as they are considered a return of capital.

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an on-going evaluation of its equity method investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated.  None of the Company’s long-term investments are VIEs as of June 30, 2020 and June 30, 2019.

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

Revenue Recognition

Settlement Date Accounting

Substantially all of the Company’s sales of precious metals are conducted using sales contracts that meet the definition of derivative instruments in accordance with the Derivatives and Hedging Topic 815 of the ASC ("ASC 815").  The contract underlying A-Mark’s commitment to deliver precious metals is referred to as a “fixed-price forward commodity contract” because the price of the commodity is fixed at the time the order is placed.  Revenue is recognized on the settlement date, which is defined as the date on which:  (i) the quantity, price, and specific items being purchased have been established, (ii) metals have been delivered to the customer, and (iii) payment has been received or is covered by the customer’s established credit limit with the Company.

All derivative instruments are marked-to-market during the interval between the trade date and the settlement date, with the changes in the fair value charged to cost of sales.   The Company’s hedging strategy to mitigate the market risk associated with its sales commitments is described separately below under the caption “Hedging Activities.”

Types of Trade Orders that are Physically Delivered

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

In general, unshipped orders for which a customer advance has been received by the Company are classified as advances from customers. Orders that have been paid for and shipped, but not yet delivered to the customer are classified as deferred revenue.  Both customer advances and deferred revenue are components of accounts payable and other current liabilities in the consolidated balance sheets.

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

Commodity forward, futures, and option contracts entered into for hedging purposes are recorded at fair value on the trade date and are marked-to-market each period. The difference between the original contract values and the market values of these contracts are reflected as derivative assets or derivative liabilities in the consolidated balance sheets at fair value, with the corresponding unrealized gains or losses included as a component of cost of sales. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures and option contracts are recorded in cost of sales.

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

Other Sources of Revenue

The Company recognizes its storage, logistics, licensing, and other services revenues in accordance with the FASB's release ASU 2014-09  Revenue From Contracts With Customers Topic 606 and subsequent related amendments ("ASC 606"),  which follows five basic steps to determine whether revenue can be recognized: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue when or as it satisfies its obligation by transferring control of the good or service to the customer. This is either satisfied over time or at a point in time. A performance obligation is satisfied over time if one of the following criteria are met: (i) the customer simultaneously receives and consumes the benefits as the Company performs, (ii) the Company's performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the Company's performance does not create an asset with an alternative use to the Company, and the Company has an enforceable right for payment of performance completed-to-date.  When none of those is met, a performance obligation is satisfied at a point-in-time.

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

Other Income and Expense, Net

The Company's other income and expense is derived from the Company's proportional interest in the reported net income or loss of our investees that are accounted for under the equity method of accounting (see Note 9), earn-out revaluation adjustments related to a contingent payable to SilverTowne L.P, and costs associated with the settlement of our purchase of Goldline, or royalties (see Note 15).

Advertising

Advertising expense is recorded as incurred and was $2.2 million and $2.5 million, respectively, for the years ended June 30, 2020 and 2019.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the consolidated statements of income.  Shipping and handling costs incurred totaled $8.0 million and $6.5 million, respectively, for the years ended June 30, 2020 and 2019.

Share-Based Compensation

The Company accounts for equity awards under the provisions of Compensation - Stock Compensation Topic 718 of the ASC ("ASC 718"), which establishes fair value-based accounting requirements for share-based compensation to employees. ASC 718 requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as expense over the service period in the Company's consolidated financial statements.  The expense is adjusted for actual forfeitures of unvested awards as they occur.  (See Note 16.)

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s consolidated balance sheets. See Note 12 for more information on the Company’s accounting for income taxes.

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

A reconciliation of shares used in calculating basic and diluted earnings per common shares for the years ended June 30, 2020 and 2019, is presented below.

in thousands
	Years Ended
	June 30, 2020	June 30, 2019
Basic weighted average shares outstanding	7,032	7,031
Effect of common stock equivalents — stock issuable under outstanding equity awards	49	54
Diluted weighted average shares outstanding	7,081	7,085

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

We adopted ASU 2016-02, Leases (Topic 842) and subsequent related amendments (“ASC 842”), effective for the Company on July 1, 2019. The standard represents a change to lease accounting and requires all leases, other than short-term leases, to be reported on the balance sheet through recognition of a right-of-use asset and a corresponding liability for future lease obligations. The standard also requires incremental disclosures for assets, expenses, and cash flows associated with leases, as well as a maturity analysis of lease liabilities. We adopted this guidance by applying the transition method whereby comparative periods have not been restated, and no adjustment to retained earnings was required. Upon adoption of the standard, we recognized right-of-use assets of approximately $5.3 million and lease liabilities of approximately $6.3 million. This increase largely relates to the present value of future minimum lease payments due under existing operating leases of office facilities and warehouse space. No material changes to lease expenses were recognized in the consolidated statements of income as a result of the adoption of this guidance. For adoption, we elected the package of three practical expedients, and (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing leases, and (iii) did not reassess initial direct costs for any existing leases. In addition, we made an accounting policy election not to apply the recognition requirements to short-term leases.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. This guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance is effective immediately; however, it is only available through December 31, 2022. The Company will continue to evaluate the standard as well as additional changes, modifications, or interpretations which may impact the Company.

In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for us beginning July 1, 2021, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and do not expect it to be material.

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments - Credit Loss (Topic 326), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. This update is effective for the Company on July 1, 2023 (for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years). We are currently evaluating the potential impact of this standard on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other: Internal-Use Software (Subtopic 350-40), to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement. This update is effective for the Company on July 1, 2020 (for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years). The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

For most of the Company's financial instruments, the carrying amount approximates fair value. The carrying amounts of cash, receivables, secured loans receivable, accounts payable and other current liabilities, accrued liabilities, and income taxes payable approximate fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities, liabilities on borrowed metals and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying amounts of the Company's other long-term assets, which include a note receivable due from a customer, approximate fair value as of June 30, 2020.

The Company’s fixed-rate notes payable is reported at its aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying consolidated balance sheets. The fair value of the notes payable is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk.  The following table presents the carrying amounts and estimated fair values of the Company’s fixed-rate notes payable of June 30, 2020 and June 30, 2019:

in thousands
	June 30, 2020		June 30, 2019
	Carrying Amount	Fair value	Carrying Amount	Fair value
Notes payable	$92,517	$101,017	$91,859	$98,609

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The significant assumptions used to determine the carrying value and the related fair value of the assets and liabilities measured at fair value on a recurring basis are described below:

Inventories.  Inventories, which principally include bullion and bullion coins, are acquired and initially recorded at fair market value.  The fair market value of the bullion and bullion coins comprises two components: (i) published market values attributable to the costs of the raw precious metal, and (ii) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium is readily determined, as it is published by multiple reputable sources. Except for commemorative coin inventory, which are included in inventory at the lower of cost or net realizable value, the Company’s inventory is subsequently recorded at their fair market values on a daily basis.  The fair value for commodities inventory (i.e., inventory excluding commemorative coins) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory are classified in Level 1 of the valuation hierarchy.

Precious Metals held under Financing Arrangements.  The Company enters into arrangements with certain customers under which A-Mark purchases precious metals from the customers which are subject to repurchase by the customer at the spot value of the product on the repurchase date.  The precious metals purchased under these arrangements consist of rare and unique items, and therefore the Company accounts for these transactions as precious metals held under financing arrangements, which generate financing income rather than revenue earned from precious metals inventory sales. In these repurchase arrangements, the Company holds legal title to the metals and earns financing income for the duration of the agreement. The fair value for precious metals held under financing arrangements, (a commodity, like inventory above) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals held under financing arrangements are classified in Level 1 of the valuation hierarchy.

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

Liability on Price Protection Programs.  The Company records an estimate of the fair value of the liability on the price protection programs based on the difference between the contractual price at trade date and the retail price at the remeasurement date (i.e., quarter-end) based on the expected redemption rate. As of June 30, 2020, the Company used the quoted market price based on the current spot rate and used an expected redemption rate of 100%. The use of a throughput rate ignores the future price volatility that would affect the timing and rate of redemption under the program, and, as a result, the liability on the price protection programs is classified in Level 3 of the valuation hierarchy.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and June 30, 2019, aggregated by the level in the fair value hierarchy within which the measurements fall:

in thousands
	June 30, 2020
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$321,264	$—	$—	$321,264
Precious metals held under financing arrangements	178,577	—	—	178,577
Derivative assets — open sale and purchase commitments, net	46,224	—	—	46,224
Derivative assets — forward contracts	101	—	—	101
Total assets, valued at fair value	$546,166	$—	$—	$546,166
Liabilities:
Liabilities on borrowed metals	$168,206	$—	$—	$168,206
Product financing arrangements	74,678	—	—	$74,678
Derivative liabilities — margin accounts	5,380	—	—	5,380
Derivative liabilities — open sale and purchase commitments, net	4,349	—	—	4,349
Derivative liabilities — futures contracts	12,477	—	—	12,477
Derivative liabilities — forward contracts	3,208	—	—	3,208
Total liabilities, valued at fair value	$268,298	$—	$—	$268,298

(1)	Commemorative coin inventory totaling $17 thousand is held at lower of cost or net realizable value and thus is excluded from the inventories balance shown in this table.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only under certain circumstances. These include: (i) equity method investments that are written down to fair value when a decline in the fair value is determined to be other-than-temporary, (ii) property, plant, and equipment and definite-lived intangibles, or (iii) goodwill and indefinite-lived intangibles, all of which are written down to fair value when they are held for sale or determined to be impaired. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples, and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective equity method investment, asset group, or reporting unit. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable transactions and comparable public company trading values.

4. RECEIVABLES

Receivables consist of the following as of June 30, 2020 and June 30, 2019:

in thousands
	June 30, 2020	June 30, 2019
Customer trade receivables	$6,047	$13,050
Wholesale trade advances	10,167	9,704
Due from brokers	32,928	4,141
	$49,142	$26,895

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans as of June 30, 2020 and June 30, 2019:

in thousands
	June 30, 2020		June 30, 2019
Secured loans originated	$30,019		$36,714
Secured loans originated - with a related party	8,797		14,058
	38,816		50,772
Secured loans acquired	24,894	(1)	74,526	(2)
	$63,710		$125,298

(1)	Includes $6 thousand of loan premium as of June 30, 2020
(2)	Includes $29 thousand of loan premium as of June 30, 2019.

Secured Loans - Originated: Secured loans include short-term loans, which include a combination of on-demand lines and short-term facilities that are made to our customers. These loans are fully secured by the customers' assets that include bullion, numismatic, and semi-numismatic material, which are typically held in safekeeping by the Company.  (See Note 13 for further information regarding our secured loans made to related parties.)

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

As of June 30, 2020 and June 30, 2019, our secured loans carried weighted-average effective interest rates of 8.9% and 10.2%, respectively, and mature in periods ranging typically from on-demand to one year.

The secured loans that the Company generates with active customers of A-Mark are reflected as an operating activity on the consolidated statements of cash flows. The secured loans that the Company generates with borrowers who are not active customers of A-Mark are reflected as an investing activity on the consolidated statements of cash flows as secured loans receivables, net. For the secured loans that (i) are reflected as an investing activity and have terms that allow the borrowers to increase their loan balance (at the discretion of the Company) based on the excess value of their collateral compared to their aggregate principal balance of loan, and (ii) are repayable on demand or in the short-term, the borrowings and repayments are netted on the consolidated statements of cash flows.

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

Class and Credit Quality of Loans

The two classes of secured loan receivables are defined by collateral type: (i) bullion items, and (ii) numismatic and semi-numismatic coins.  The loan-to-value ratio varies with the class of loans. Typically, the Company requires a loan-to-value ratio of approximately 75% for bullion and 65% for numismatic collateral.  The reason for the lower loan-to-value ratio for numismatic loans is that, on a percentage basis, more of the value of the numismatic coin relates to its premium value rather than its underlying commodity value.

The Company's secured loans by portfolio class, which align with internal management reporting, are as follows:

in thousands
	June 30, 2020		June 30, 2019
Bullion	$36,445	57.2%	$92,899	74.1%
Numismatic and semi-numismatic	27,265	42.8%	32,399	25.9%
	$63,710	100.0%	$125,298	100.0%

Due to the nature of market fluctuations of precious metal commodity prices, the Company monitors the bullion collateral value of each loan on a daily basis, based on spot price of precious metals.  Numismatic collateral values are updated by numismatic specialists when loan terms are renewed (typically in 180 days).

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

Loans with loan-to-value ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with a loan-to-value ratio of less than 75% and (ii) loans with a loan-to-value ratio of 75% or more:

in thousands
	June 30, 2020		June 30, 2019
Loan-to-value of less than 75%	$58,296	91.5%	$66,040	52.7%
Loan-to-value of 75% or more	5,414	8.5%	59,258	47.3%
	$63,710	100.0%	$125,298	100.0%

The Company had no loans with a loan-to-value ratio in excess of 100% as of June 30, 2020 or June 30, 2019.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral.  Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default before a loan becomes non-performing.  In the event a loan was to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value.  As of June 30, 2020 or June 30, 2019, the Company had no allowance for secured loan losses.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due, non-performing, or in bankruptcy. In the event of an impairment, recognition of interest income would be suspended and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income. For the years ended June 30, 2020 and 2019, the Company incurred no loan impairment costs.

6. INVENTORIES

Our inventory consists of precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive.  Below, our inventory is summarized by classification at June 30, 2020 and June 30, 2019:

in thousands
	June 30, 2020	June 30, 2019
Inventory held for sale	$153,412	$106,165
Repurchase arrangements with customers	70,988	65,516
Consignment arrangements with customers	2,842	4,896
Commemorative coins, held at lower of cost or net realizable value	17	17
Borrowed precious metals	19,344	21,762
Product financing arrangements, restricted	74,678	94,505
	$321,281	$292,861

Inventory Held for Sale.  Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, and product financing arrangements.  As of June 30, 2020 and June 30, 2019, the inventory held for sale totaled $153.4 million and $106.2 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice.  Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2020 and June 30, 2019, included within inventories is $71.0 million and $65.5 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers.  The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of June 30, 2020 and June 30, 2019 totaled $2.8 million and $4.9 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins.  Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventories at the lower of cost or net realizable value and totaled $17,000 and $17,000 as of June 30, 2020 and June 30, 2019, respectively.

Borrowed Precious Metals.  Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory.  Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $19.3 million and $21.8 million as of June 30, 2020 and June 30, 2019, respectively, with a corresponding offsetting obligation included in liabilities on borrowed metals on the consolidated balance sheets.

Product Financing Arrangements.  In substance, this inventory represent amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third party finance company.  During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date.  These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligations totaled $74.7 million and $94.5 million as of June 30, 2020 and June 30, 2019, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 11.)  As of June 30, 2020 and June 30, 2019, the unrealized gains resulting from the difference between market value and cost of physical inventory were $6.5 million and $8.8 million, respectively.

Premium component of inventory

The Company's inventory primarily includes bullion and bullion coins and is acquired and initially recorded at fair market value.  The fair market value of the bullion and bullion coins is comprised of two components: (i) published market values attributable to the cost of the raw precious metal, and (ii) a published premium paid at acquisition of the metal.  The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium is readily determined, as it is published by multiple reputable sources.  The premium is included in the cost of the inventory, paid at acquisition, and is a component of the total fair market value of the inventory. The precious metal component of the inventory may be hedged through the use of precious metal commodity derivatives, while the premium component of our inventory is not a commodity that may be hedged.

The Company’s inventory is subsequently recorded at fair market values, that is, marked-to-market, except for our commemorative coin inventory.  The daily changes in the fair market value of our inventory is offset by daily changes in fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the consolidated statements of income.

The premium component, at market value, included in inventory as of June 30, 2020 and June 30, 2019 totaled $3.7 million and $4.4 million, respectively.

7. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at June 30, 2020 and June 30, 2019:

in thousands
	June 30, 2020	June 30, 2019
Office furniture, and fixtures	$2,142	$2,080
Computer equipment	900	798
Computer software	5,288	4,111
Plant equipment	3,450	2,872
Building	322	319
Leasehold improvements	2,804	2,804
Total depreciable assets	14,906	12,984
Less: Accumulated depreciation and amortization	(9,267)	(7,395)
Property and equipment not placed in service	—	1,106
Land	36	36
Property, plant, and equipment, net	$5,675	$6,731

Depreciation and amortization expense for the years ended June 30, 2020 and 2019 was $1.9 million and $1.8 million, respectively. For the presented periods, no depreciation or amortization expense was allocated to cost of sales.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles as of June 30, 2020 and June 30, 2019 is as described below:

dollar amounts in thousands
		June 30, 2020				June 30, 2019
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	$8,998	$(7,307)	$—	$1,691	$8,848	$(6,376)	$—	$2,472
Non-compete and other	3 - 5	2,300	(2,187)	—	113	2,300	(2,122)	—	178
Employment agreement	3	295	(288)	—	7	295	(256)	—	39
Intangibles subject to amortization		11,593	(9,782)	—	1,811	11,443	(8,754)	—	2,689
Trade names and trademarks	Indefinite	4,454	—	(1,291)	3,163	4,454	—	(1,291)	3,163
Identifiable intangible assets		$16,047	$(9,782)	$(1,291)	$4,974	$15,897	$(8,754)	$(1,291)	$5,852

Goodwill	Indefinite	$10,245	$—	$(1,364)	$8,881	$10,245	$—	$(1,364)	$8,881

The Company's intangible assets are subject to amortization except for trade names and trademarks, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years.  Amortization expense related to the Company's intangible assets for the years ended June 30, 2020 and 2019 was $1.0 million and $1.0 million, respectively. For the presented periods, no amortization expense was allocated to cost of sales.

Impairment

The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to the Direct Sales segment.  No further impairment of goodwill or indefinite-lived intangible assets has occurred since fiscal 2018.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2021	629
2022	601
2023	158
2024	77
2025	60
Thereafter	286
Total	$1,811

9. LONG-TERM INVESTMENTS

The Company has three investments in privately-held entities, each of which is a precious metals retailer and customer of the Company. For each of these entities, the Company has: (i) an exclusive supplier agreement, for which these entities have agreed to purchase all bullion products required for their businesses exclusively from A-Mark, subject to certain limitations; (ii) a product fulfillment services and storage agreement; and (iii) the right to appoint a director to the entity's board of directors (which has been exercised in each case). The Company has determined that it is appropriate to account for each of these investments under the equity method of accounting. The following table shows the carrying value and ownership percentage of the Company's investment in each entity:

	June 30, 2020		June 30, 2019
Entity	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
Company A	$2,529	7.4%	$2,000	7.4%
Company B	13,296	20.6%	9,059	20.6%
Company C	938	10.0%	826	10.0%
	$16,763		$11,885

The Company considers these equity method investees to be related parties.  See Note 13 for a summary of the Company's aggregate balances and activity with these related party entities.

10. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

in thousands
	June 30, 2020	June 30, 2019
Trade payables to customers	$2,316	$1,246
Advances from customers	129,624	57,643
Deferred revenue	6,141	1,592
Other accounts payable	2,849	1,699
	$140,930	$62,180

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

The Company enters into derivative transactions solely for the purpose of hedging its inventory subject to price risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under Topic 815 of the ASC, whereby the gains or losses would be deferred and included as a component of other comprehensive income.  Instead, gains or losses resulting from the Company's futures and forward contracts and open sale and purchase commitments are reported in the consolidated statements of income as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as derivative assets or liabilities on the consolidated balance sheets.

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

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments).  As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the consolidated balance sheets.  Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts.  In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of June 30, 2020 and June 30, 2019.

in thousands
	June 30, 2020				June 30, 2019
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$48,896	$(2,672)	$—	$46,224	$2,874	$(552)	$—	$2,322
Option contracts	—	—	—	—	61	—	—	61
Future contracts	—	—	—	—	2	—	—	2
Forward contracts	101	—	—	101	43	—	—	43
	$48,997	$(2,672)	$—	$46,325	$2,980	$(552)	$—	$2,428
Nettable derivative liabilities:
Open sale and purchase commitments	$5,653	$(1,304)	$—	$4,349	$4,093	$(271)	$—	$3,822
Margin accounts	14,616	—	(9,236)	5,380	11,652	—	(8,671)	2,981
Liability on price protection programs	—	—	—	—	22	—	—	22
Future contracts	12,477	—	—	12,477	1,241	—	—	1,241
Forward contracts	3,208	—	—	3,208	2,044	(139)	—	1,905
	$35,954	$(1,304)	$(9,236)	$25,414	$19,052	$(410)	$(8,671)	$9,971

Gains or Losses on Derivative Instruments

The Company records the derivative at the trade date with a corresponding unrealized gains (losses), shown as a component of cost of sales in the consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, and the net realized gains and losses for futures and option contracts are recorded in cost of sales.

Below is a summary of the net gains (losses) on derivative instruments for the years ended June 30, 2020 and 2019.

in thousands
	Years Ended
	June 30, 2020	June 30, 2019
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open future commodity and forward contracts and open sale and purchase commitments, net	$37,163	$(126)
Realized losses on future commodity contracts, net	(29,105)	(942)
	$8,058	$(1,068)

The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the consolidated statements of income.

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments that is subject to price risk as of June 30, 2020 and June 30, 2019.

in thousands
	June 30, 2020	June 30, 2019
Inventories	$321,281	$292,861
Precious metals held under financing arrangements	178,577	208,792
	499,858	501,653
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(17)	(17)
Premium on metals position	(3,684)	(4,424)
Precious metal value not hedged	(3,701)	(4,441)
	496,157	497,212
Commitments at market:
Open inventory purchase commitments	514,553	166,600
Open inventory sales commitments	(309,134)	(158,870)
Margin sale commitments	(14,652)	(11,652)
In-transit inventory no longer subject to market risk	(3,605)	(809)
Unhedgeable premiums on open commitment positions	2,779	838
Borrowed precious metals	(168,206)	(201,144)
Product financing arrangements	(74,678)	(94,505)
Advances on industrial metals	318	8,644
	(52,625)	(290,898)
Precious metal subject to price risk	443,532	206,314
Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	73,948	133,612
Precious metals futures contracts at market values	369,842	72,218
Total market value of derivative financial instruments	443,790	205,830

Net precious metals subject to commodity price risk	$(258)	$484

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of June 30, 2020 and June 30, 2019, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	June 30, 2020	June 30, 2019
Purchase commitments	$514,553	$166,600
Sales commitments	(309,134)	(158,870)
Margin sales commitments	(14,652)	(11,652)
Open forward contracts	73,948	133,612
Open futures contracts	369,842	72,218

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2020, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Foreign Currency Exchange Rate Management

The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions.  These contracts generally have maturities of less than one week.

Unrealized gains on foreign exchange derivative instruments related to open trades are shown on the face of the consolidated statements of income totaled $57,000 and $0 for the years ended June 30, 2020 and 2019, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands
	June 30, 2020	June 30, 2019
Foreign exchange forward contracts	$4,599	$5,934
Open sale and purchase commitment transactions, net	3,475	4,667

12. INCOME TAXES

Net income from operations before provision for income taxes is shown below:

in thousands
	Years Ended
	June 30, 2020	June 30, 2019
U.S.	$37,855	$3,251
Foreign	23	26
	$37,878	$3,277

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate for the years ended June 30, 2020 and 2019 are shown below:

in thousands
	Years Ended
	June 30, 2020	June 30, 2019
Current:
Federal	$2,916	$(4)
State and local	239	304
Foreign	6	6
	3,161	306
Deferred:
Federal	2,704	668
State and local	522	41
	3,226	709

Income tax expense	$6,387	$1,015

Effective tax rate	16.9%	31.0%

Our effective tax rate was 16.9% and 31.0% for the years ended June 30, 2020 and 2019, respectively.  For the year ended June 30, 2020, the Company recorded tax expense which differed from the statutory rates primarily due to state taxes (net of federal tax benefit), Section 162(m) executive compensation, normal course non-deductible expenditures, offset by earnings from minority interest in joint venture investments, special deduction for foreign-derived intangible income (“FDII”), and fiscal 2019 and 2018 NOL carryback refund claim under the CARES Act.  For the year ended June 30, 2019, the Company recorded tax expense which differed from the statutory rates primarily due to state taxes (including state minimum franchise taxes net of federal tax benefit), and normal course non-deductible expenditures.

A reconciliation of the income tax provisions to the amounts computed by applying the statutory federal income tax rate to income before income tax provisions for the years ended June 30, 2020 and 2019, are set forth below:

in thousands
	June 30, 2020	June 30, 2019
Federal income tax	7,954	688
State tax, net of federal benefit	642	291
Permanent adjustments	(184)	(33)
Uncertain tax positions	(62)	69
NOL Carryback - CARES Act	(1,492)	—
Foreign Derived Intangible Income (FDII) Deduction	(579)	—
Other	108	—
	$6,387	$1,015

Recent Developments

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, referred to herein as the CARES Act, as a response to the economic uncertainty resulting from the COVID-19 pandemic. Key business tax provisions in the CARES Act include modifications for net operating loss (“NOL”) carryovers and carrybacks, limitations of business interest expense deduction, as well as technical correction to the Tax Cuts and Jobs Act of 2017, providing the bonus depreciation eligibility of qualified improvement property, and a fiscal year company to carryback NOL arising in its 2018 tax year under the prior NOL carryback regime, allowing for a two-year carryback. As of June 30, 2020, the Company considered the impact of the carryback utilization of net operating losses generated from fiscal years June 30, 2019 and 2018 as provided for in the CARES Act. The income tax impact of the NOL carryback is further discussed below.

The Tax Cut and Jobs Act enacted on December 22, 2017 included a tax incentive which allows U.S. corporations that earn income from qualifying sale, lease, or license of goods and services abroad in the form of a foreign derived intangible income (“FDII”) deduction which effectively taxes FDII at an effective rate of 13.125%. The incremental U.S. tax savings as a result of FDII in fiscal years 2020 and fiscal 2019 was $0.6 million and $0.0 million, respectively.

Tax Balances and Activity

Income Taxes Receivable and Payable

As of June 30, 2020, income taxes payable totaled $2.1 million compared to income tax receivable of $1.5 million in the comparative period.  The net income tax payable balance of $2.1 million is net of income tax receivable of $4.1 million primarily due to the carryback of fiscal 2019 and 2018 NOLs.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2020 and June 30, 2019, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.  Furthermore, the CARES Act allows NOLs originating after December 31, 2017 through January 1, 2021 to be carried back five years. It also enacts a technical correction to the Tax Cuts and Jobs Act of 2017 allowing non-calendar year filers with a taxable year that began in 2017 and ended during 2018, to carryback NOLs under the old tax laws, which enable the Company to fully utilize its NOLs. A tax valuation allowance was considered unnecessary as of June 30, 2020 and June 30, 2019.

As of June 30, 2020, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.0 million and a federal deferred tax liability of $1.1 million. As of June 30, 2019, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.6 million and a federal deferred tax asset of $1.6 million primarily comprised of net operating loss carryforwards. Deferred tax asset has been reduced by $3.2 million primarily due to the carryback utilization of federal NOLs under the CARES Act.

The schedule of deferred taxes presented below summarizes the components of deferred taxes that have been classified as deferred tax assets and deferred tax liabilities related to taxable and deductible temporary differences as of June 30, 2020 and June 30, 2019:

in thousands
	June 30, 2020	June 30, 2019
Accrued compensation	$118	$108
Lease liabilities	1,091	230
Stock-based compensation	1,025	902
State tax accrual	41	1
Net operating loss carry forwards	878	3,077
Accruals and reserves	17	—
Fixed assets	—	23
Other	45	109
Deferred tax assets	3,215	4,450

Intangible assets	(416)	(324)
Fixed assets	(56)	—
Earnings from equity method investment	(1,679)	(569)
Investment in partnership	(194)	(387)
Section 481(a) adjustment	(44)	—
Right of use assets	(887)	—
Other	(1)	(7)
Deferred tax liabilities	(3,277)	(1,287)

Net deferred tax (liability) asset	$(62)	$3,163

Net Operating Loss Carryforwards and Tax Credits

As of June 30, 2020 and June 30, 2019, the Company has approximately $0.0 million and $9.1 million of federal net operating loss carryforwards and approximately $12.6 million and $17.1 million, state and city net operating loss carryforwards, respectively. The reduction in federal NOLs to zero is due to the Company’s ability to carryback its NOLs to offset prior year’s taxable income under the CARES Act. The Company's combined federal, state and city tax-effected net operating loss carryforwards totaled, as of June 30, 2020 and June 30, 2019, $0.9 million and $3.1 million, respectively.  The state NOLs primarily originated from the Company’s normal course of business prior to the spinoff in 2014.  These state and city net operating loss carryforwards start to expire in the year ending June 30, 2022.

As of June 30, 2020 and June 30, 2019, the Company has approximately $0 and $53,000, respectively, of a California state tax credit that can be carried-over indefinitely to future tax years.

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

Below is a reconciliation of the net unrecognized tax benefits for the years ended June 30, 2020 and 2019:

in thousands
	June 30, 2020	June 30, 2019
Beginning balance	216	147
Reductions due to lapse of statute of limitations	(53)	(12)
Additions as a results of tax positions of prior years	—	81
	$163	$216

In addition to the $163,000 of accrued tax expense related to unrecognized tax positions, as shown in the table above, the Company has $42,000 of interest and $41,000 of penalties accrued to date related to its uncertain tax positions. As of June 30, 2020, the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $246,000, and, if recognized, would reduce the Company's effective tax rate.

Tax Examinations

With exception of the open examinations noted below, either prior federal, state or local examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed for tax years through June 30, 2016.

Open Tax examinations

•

Utah State — for Years Ended: June 30, 2014 through June 30, 2015.  We have reached an informal settlement agreement with the State pending receipt of final audit stipulation. The impact of the settlement is immaterial to the financial statements.

•

New York City — for Year Ended:  June 30, 2017.  The Company received a routine Notice of Audit and is reviewing the information document request. The Company is unable to determine the outcome at this time.

Tax examination that Closed during Fiscal Year 2020

•

Utah State — for Years Ended: June 30, 2011 through June 30, 2013.  The statute of limitation has lapsed related to the audit of SGI when the Company was a subsidiary of SGI and included in its consolidated income tax returns.

13. RELATED PARTY TRANSACTIONS

Related parties are entities that the Company controls or has the ability to significantly influence. Related parties also include persons who are affiliated with related entities of the Company that are in a position to influence corporate decisions (such as owners, executives, board members and their families).  In the normal course of business, we enter into transactions with our related parties. Below is a list of related parties with whom we have had significant transactions during the comparable periods:

1)

Stack’s Bowers Numismatics LLC. ("Stack's Bowers"). Stack's Bowers is a wholly-owned subsidiary of Spectrum Group International, Inc. ("SGI").  In March 2014, SGI distributed all of the shares of common stock of A-Mark to its stockholders, effecting a spinoff of A-Mark from SGI. As a result of this distribution the Company became a publicly traded company independent from SGI. Also, SGI and the Company have a common chief executive officer.

2)	SilverTowne, L.P. SilverTowne L.P. is a non-controlling owner of AMST (i.e., the Company's minting operations).
3)

Equity method investees. The Company has three investments in privately-held entities, each of which is a precious metals retailer and customer of the Company. For each of these entities, the Company has: (i) an exclusive supplier agreement, for which these entities have agreed to purchase all bullion products required for their businesses exclusively from A-Mark, subject to certain limitations; (ii) a product fulfillment services and storage agreement; and (iii) the right to appoint a director to the entity's board of directors (which has been exercised in each case).

4)

Goldline Lenders. In connection with the acquisition of Goldline, the Company entered into a privately placed credit facility with various lenders, which included some members of the Company's board of directors.

Our related party transactions include (i) sales and purchases of precious metals (ii) financing activities (iii) repurchase arrangements, and (iv) hedging transactions.

Below is a summary of our related party transactions. Reported transactions from the comparable prior period have been updated, as needed, to include the balances and activity according to our current list of related parties.

Balances with Related Parties

Receivables and Payables, Net

As of June 30, 2020 and June 30, 2019, the Company had related party receivables and payables balances as set forth below:

in thousands
	June 30, 2020				June 30, 2019
	Receivables		Payables		Receivables	Payables
Stack's Bowers Galleries	$7,981	(1)	$—		$17,630	$—
Equity method investees	1,828	(2)	3,421	(3)	4,978	163
SilverTowne	77	(2)	—		241	—
	$9,886		$3,421		$22,849	$163

(1)

Balance principally includes two secured lines of credit with a balance of $8.0 million and $0.7 million (shown as a component of secured loans receivable); offset by $0.7 million of trade payables.  See "Secured Lines of Credit", below.

(2)	Balance primarily represents trade receivables, net (shown as a component of receivables).
(3)	Balance primarily represents trade payables, net (shown as a component of accounts payable and other current liabilities).

Long-term Investments

As of June 30, 2020 and June 30, 2019, the aggregate carrying balance of the equity method investments was $16.8 million and $11.9 million, respectively (see Note 9).

Secured Lines of Credit

On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $5.3 million. The loan is secured by precious metals and numismatic products. As of June 30, 2020 and June 30, 2019, the outstanding principal balance of this loan was $0.7 million and $6.4 million, respectively.

On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers on the ultimate sale of the products. As of June 30, 2020 and June 30, 2019, the outstanding principal balance of this loan was $8.0 million and $7.5 million, respectively.

Long Term Debt Obligation

On December 7, 2018, the Company repaid the $7.5 million principal amount outstanding under the Goldline Credit Facility to the Goldline Lenders in full.  Under the terms of the principal repayment, the applicable credit and related agreements have been terminated and none of the parties thereto has any further rights or obligations thereunder. (See Note 14.)

Activity with Related Parties

Sales and Purchases

During the years ended June 30, 2020 and 2019, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Years Ended
	June 30, 2020		June 30, 2019
	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$53,783	$47,765	$30,418	$36,946
Equity method investees	828,765	30,989	508,552	16,679
SilverTowne L.P.	8,061	748	12,914	1,611
	$890,609	$79,502	$551,884	$55,236

Interest Income

During the years ended June 30, 2020 and 2019, the Company earned interest income related to loans made to Stack's Bowers and to financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Years Ended
	June 30, 2020	June 30, 2019
Interest income from secured loans receivables	$917	$1,058
Interest income from finance products and repurchase arrangements	6,341	6,275
	$7,258	$7,333

Interest Expense

During the years ended June 30, 2020 and 2019, the Company incurred interest expense (including debt amortization costs) related to the debt payable to the Goldline Lenders that totaled $0 and $0.3 million, respectively.

Other Income

During the years ended June 30, 2020 and 2019, the Company recorded its proportional share of its equity method investee's net income as other income that totaled $4.9 million and $1.2 million, respectively.

During the years ended June 30, 2020 and 2019, the Company earned royalty income related to one of CFC's secured lending agreements with Stack's Bowers that totaled $0.6 million and $0.1 million, respectively.

During the years ended June 30, 2020 and 2019 the Company recorded an earn-out revaluation adjustment of $0 and $588,000, respectively, which was related to a contingent payable due to SilverTowne L.P.

Other Expense

During the year ended June 30, 2019, the Company incurred $0.2 million of fees related to the payoff of the Goldline Credit Facility that was payable to the Goldline Lenders.

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

As of June 30, 2020, the Trading Credit Facility provided the Company with access up to $270.0 million, featuring a $220.0 million base, with a $50.0 million accordion option.  The Trading Credit Facility is scheduled to terminate on March 26, 2021.  From commencement of the Trading Credit Facility (i.e., March 31, 2016), the Company has incurred $4.1 million of accumulated loan costs.   These loan costs have been capitalized when incurred and are amortized over the term of the Trading Credit Facility.  As of June 30, 2020 and June 30, 2019, the remaining unamortized balance was approximately $0.5 million and $0.6 million, respectively.

The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line).  The one-month LIBOR rate was approximately 0.16% and 2.40% as of June 30, 2020 and June 30, 2019, respectively. Borrowings are due on demand and totaled $135.0 million and $167.0 million at June 30, 2020 and June 30, 2019, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the revised borrowing base calculation. Based on the latest approved borrowing bases in effect, the amounts available under the Trading Credit Facility, after taking into account current borrowings, totaled $76.3 million and $11.6 million as determined on June 30, 2020 and June 30, 2019, respectively.

The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of June 30, 2020 the minimum tangible net worth financial covenant under the Trading Credit Facility was $55.7 million. The Company is in compliance with all restrictive financial covenants as of June 30, 2020.

Interest expense related to the Company’s lines of credit totaled $7.0 million and $7.8 million, which represents 37.1% and 45.3% of the total interest expense recognized, for the years ended June 30, 2020 and 2019, respectively. Our lines of credit carried a daily weighted average effective interest rate of 4.01% and 4.78%, respectively, for the years ended June 30, 2020 and 2019.

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

The Goldline Credit Facility was secured by a first priority lien on substantially all of the assets of Goldline, and was guaranteed by the Company.  Interest on the Goldline Credit Facility was payable quarterly in arrears at the rate of 8.5% per annum, and the Goldline Lenders under the Goldline Credit Facility were entitled to an additional funding fee payment at maturity equal to the greater of 3.0% of the principal amount of the Goldline Credit Facility and 10.0% of cumulative EBITDA (for the periods ending June 30, 2018 and 2019) of Goldline in excess of $10.0 million, on a pro rata basis.  The Goldline Credit Facility had a three-year maturity.

On December 7, 2018, the Company prepaid the $7.5 million principal amount outstanding under the Goldline Credit Facility. As such, there was no interest expense incurred for the year ended June 30, 2020 related to this facility.

Interest expense related to the Goldline Credit Facility (including debt loan amortization costs) totaled $342,000 which represents 2.0% of the total interest expense recognized, for the year ended June 30, 2019.  The Goldline Credit Facility's weighted average effective interest rate was 9.3% for the year ended June 30, 2019.

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

AMCF applied the net proceeds from the sale of the Notes to purchase loans and precious metals inventory, and to pay certain costs and expenses. CFC and A-Mark may from time to time also contribute cash or precious metals to AMCF in exchange for cash or subordinated, deferred payment obligations from AMCF.  In addition, AMCF may from time to time sell precious metals to A-Mark for cash.

As of June 30, 2020, the consolidated carrying balance of the Notes was $92.5 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $2.5 million, which is amortized using the effective interest method through the maturity date.  As of June 30, 2020, the balance of the interest payable was $234,000.  Interest on the Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the years ended June 30, 2020 and 2019, the interest expense related to the Notes (including loan amortization costs) totaled $5.6 million and $4.7 million, which represents 29.8% and 27.2% of the total interest expense recognized by the Company, respectively.  For the years ended June 30, 2020 and 2019, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed precious metals with market values totaling $168.2 million as of June 30, 2020, with corresponding metals totaling $148.9 million and $19.3 million included in precious metals held under financing arrangements and inventories, respectively, on the consolidated June 30, 2020 balance sheet.  The Company recorded liabilities on borrowed metals with market values totaling $201.1 million as of June 30, 2019 with corresponding metals totaling $179.3 million and $21.8 million included in precious metals held under financing arrangements and inventories, respectively, on the consolidated June 30, 2019 balance sheet.

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

Liabilities on borrowed metals — Other

Liabilities may also arise from: (i) unallocated metal positions held by customers in the Company’s inventory, (ii) amounts due to suppliers for the use of their consigned inventory, and (iii) shortages in unallocated metal positions held by the Company in the supplier’s inventory.  Unallocated or pool metal represent an unsegregated inventory position that is due on demand, is a specified physical form, based on the total ounces of metal held in the position.  Amounts due under these arrangements require delivery either in the form of precious metals, or in cash.

Product Financing Arrangements

The Company has agreements with financial institutions (third parties) that allow the Company to transfer its gold and silver inventory at an agreed-upon price based on the spot price with these third parties. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the consolidated statements of income. Such obligation totaled $74.7 million and $94.5 million as of June 30, 2020 and June 30, 2019, respectively.

15. COMMITMENTS AND CONTINGENCIES

Employment and Non-Compete Agreements

At June 30, 2020, the Company was a party to various employment agreements and non-compete and/or non-solicitation agreements with its employees, including employment agreements with Greg Roberts, our CEO, and Brian Aquilino, our COO, which both expire on June 30, 2023, and Thor Gjerdrum, our President, which expires on June 30, 2022. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Employee Benefit Plan

The Company maintains an employee savings plan for United States employees under the Internal Revenue Code section 401(k). Employees are eligible to participate in the plan after three complete calendar months of service and all contributions are immediately vested. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributes 30% of the eligible employees' contributions on the first 60% of the participants' compensation to the IRS maximum annual contribution. The Company's matching 401(k) contributions totaled $276,000 and $263,000 for the years ended June 30, 2020 and 2019, respectively.

State and Local Tax Audits

The Company's filed Utah State tax returns remain under exam for the period ended June 30, 2014 through 2015. We have reached an informal settlement agreement with the State pending receipt of final audit stipulation. The impact of the settlement is immaterial to the financial statements. The Company received a routine Notice of Audit and is reviewing the information document request of its filed New York City tax return for the period ended June 30, 2017. We are unable to determine the outcome of this exam at this time.

In general, the U.S Federal and the majority of state and local examinations have been completed by the tax authorities for the respective jurisdictions or the statute of limitations have expired through the year ended June 30, 2016.

Operational Contingencies

In connection with the closing of the SilverTowne transaction, AMST entered into an exclusive distribution agreement with the Company with respect to the silver products produced by AMST which, among other things, set weekly minimum order quantities by A-Mark. The agreement has a three-year term, with two automatic two-year renewals (unless terminated prior thereto.)  The Company was initially required to order no less than 300,000 ounces of silver products per week on average during any consecutive four week period during the term of the agreement.  This initial commitment has been periodically adjusted, and as of June 30, 2020, the Company is required to order no less than 500,000 ounces of silver products per week. The price paid per ounce is mutually determined by both parties, and is subject to adjustments every six months during the term.

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

Contingencies related to Purchase of Goldline

In connection with the acquisition of assets of Goldline LLC, the Company held back and deposited a portion of the original purchase price into escrow to serve as security for the seller’s indemnification obligations.  At June 30, 2019, $750,000 remained in escrow. In October 2019, the Company entered into a settlement agreement and mutual release with Goldline LLC, pursuant to which the Company received $460,000 from the escrow account and released Goldline from any further obligations relating to the acquisition.  The costs associated with the settlement of our purchase of Goldline were recorded as other income, net in the consolidated statements of income.

COVID-19

The Company is exposed to the effects of the COVID-19 pandemic.  The extent to which this outbreak ultimately impacts our results of operations, cash flows and financial condition will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact.

16. STOCKHOLDERS’ EQUITY

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of June 30, 2020, no shares had been repurchased under the program.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved by the Company's stockholders on November 2, 2017.  As of June 30, 2020, 243,664 shares were authorized for issuance under the 2014 Plan, which terminates in 2027.

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

Valuation and Significant Assumptions of Equity Awards Issued

The Company uses the Black-Scholes option pricing model, which uses various inputs such as the common share price and estimates that include the risk-free interest rate, volatility, expected life and dividend yield. The weighted-averages for key assumptions used in determining the fair value of options granted during the years ended June 30, 2020 and 2019 follows:

	Years Ended
	June 30, 2020	June 30, 2019
Average volatility	36.37%	35.83%
Risk-free interest rate	1.62%	2.80%
Weighted-average expected life in years	6.3	6.1
Dividend yield rate annual	0%	0%

As of June 30, 2020 there were no awards with performance conditions nor awards with market conditions.

Stock Options

During the years ended June 30, 2020 and 2019, the Company incurred $838,236 and $1,096,539 of compensation expense related to stock options, respectively.  As of June 30, 2020, there was total remaining compensation expense of $1,398,044 related to employee stock options, which will be recorded over a weighted average period of approximately 2.6 years.

The following table summarizes the stock option activity for the year ended June 30, 2020.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2019	956,998	$17.08	$787	$5.88
Granted	357,731	$10.64
Exercises	(1,667)	$15.86
Cancellations, expirations and forfeitures	(63,249)	$17.06
Outstanding at June 30, 2020	1,249,813	$15.24	$6,061	$5.34
Exercisable at June 30, 2020	826,811	$17.36	$2,700	$5.95

Following is a summary of the status of stock options outstanding as of June 30, 2020.

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$10.00	214,240	5.07	$8.62	134,239	2.35	$8.39
$10.01	$15.00	487,301	7.56	$11.67	173,302	4.82	$12.56
$15.01	$25.00	448,272	6.27	$19.99	419,270	6.11	$20.27
$25.01	$60.00	100,000	5.64	$25.50	100,000	5.64	$25.50
		1,249,813	6.52	$15.24	826,811	5.17	$17.36

The following table summarizes the nonvested stock option activity for the year ended June 30, 2020.

	Options	Weighted Average Grant Date Fair Value Per Award
Nonvested Outstanding at June 30, 2019	238,717	$5.27
Granted	357,731	$3.99
Vested	(147,147)	$5.39
Forfeitures	(26,299)	$5.45
Nonvested Outstanding at June 30, 2020	423,002	$4.14

Restricted Stock Units

The RSUs are not transferable and automatically convert to shares of common stock on a one-for-one basis as the awards vest. Additionally, the RSUs were issued with a market-based condition and provide for accelerated vesting under certain conditions.

During the years ended June 30, 2020 and 2019, the Company incurred $114,520 and $0 of compensation expense related to RSUs, respectively. As of June 30, 2020, there is $0 remaining compensation expense related to restricted stock units.

The following table summarizes the RSU activity for the year ended June 30, 2020:

	Awards Outstanding	Weighted Average Fair Value per Unit at Grant Date
Outstanding at June 30, 2019	—	$—
Shares granted	7,000	$6.71
Shares settled	(7,000)	$6.71
Outstanding at June 30, 2020	—	$—
Exercisable at June 30, 2020	—	$—

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

No tax benefit was recognized in the consolidated statements of income related to share-based compensation for the years ended June 30, 2020 and 2019.  No share-based compensation was capitalized for the years ended June 30, 2020 and 2019.

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

17. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentration

Customers providing 10 percent or more of the Company's revenues for the year ended June 30, 2020 are presented on a comparative basis, with their corresponding balances for the year ended June 30, 2019 in the table below:

in thousands
	Years Ended
	June 30, 2020		June 30, 2019
	Amount	Percent	Amount	Percent
Total revenue	$5,461,094	100.0%	$4,783,157	100.0%
Customer concentrations
HSBC Bank USA(1)	$674,454	12.4%	$1,243,733	26.0%
Customer A	603,572	11.0%	351,515	7.4%
	$1,278,026	23.4%	$1,595,248	33.4%

(1)

Sales with these trading partners are primarily comprised of sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product.

Customers providing 10 percent or more of the Company's accounts receivable as of June 30, 2020 and June 30, 2019 are presented on a comparative basis in the table below.

in thousands
	June 30, 2020		June 30, 2019
	Amount	Percent	Amount	Percent
Total accounts receivable	$49,142	100.0%	$26,895	100.0%
Customer concentrations
Customer B	$9,667	19.7%	$1,523	5.7%

Customers providing 10 percent or more of the Company's secured loans receivable as of June 30, 2020 and June 30, 2019 are presented on a comparative basis in the table below.

in thousands
	June 30, 2020		June 30, 2019
	Amount	Percent	Amount	Percent
Total secured loans	$63,710	100.0%	$125,298	100.0%
Customer concentrations
Stack's Bowers	$8,797	13.8%	$14,058	11.2%

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

Revenue

in thousands
	Years Ended
	June 30, 2020		June 30, 2019
Revenue by segment(1)(2)
Wholesale Trading & Ancillary Services(3)	$5,360,899		$4,733,800
Direct Sales	100,195	(a)	49,357	(b)
	$5,461,094		$4,783,157

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

(3)	The elimination of inter-segment sales are reflected in the Wholesale Trading & Ancillary Services segment.
(a)	Includes $26.4 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.
(b)	Includes $0.9 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

in thousands
	Years Ended
	June 30, 2020	June 30, 2019
Revenue by geographic region (as determined by the shipping or billing address or where the services were performed):
United States	$4,261,113	$4,234,921
Europe	463,313	224,894
North America, excluding United States	679,976	314,592
Asia Pacific	40,352	6,116
Africa	31	10
Australia	16,309	2,624
	$5,461,094	$4,783,157

Gross Profit and Gross Margin Percentage

in thousands
	Years Ended
	June 30, 2020	June 30, 2019
Gross profit by segment(1)
Wholesale Trading & Ancillary Services	$56,908	$26,270
Direct Sales	10,065	5,688
Total gross profit	$66,973	$31,958
Gross margin percentage by segment(1)
Wholesale Trading & Ancillary Services	1.062%	0.555%
Direct Sales	10.045%	11.524%
Weighted average gross margin percentage	1.226%	0.668%

(1)

The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
	Years Ended
	June 30, 2020	June 30, 2019
Operating income (expense) by segment
Wholesale Trading & Ancillary Services
Selling, general and administrative expenses	$(27,150)	$(22,274)
Interest income	$9,024	$8,601
Interest expense	$(10,527)	$(9,626)
Other income, net	$4,868	$1,749
Unrealized gains on foreign exchange	$57	$—
Secured Lending
Selling, general and administrative expenses	$(1,893)	$(1,456)
Interest income	$12,213	$10,657
Interest expense	$(8,332)	$(7,178)
Other income, net	$577	$105
Direct Sales
Selling, general and administrative expenses	$(7,713)	$(8,772)
Interest expense	$—	$(342)
Other expense, net	$(219)	$(157)

Net income (loss) before provision for income taxes

in thousands
	Years Ended
	June 30, 2020	June 30, 2019
Net income (loss) before provision for income taxes by segment
Wholesale Trading & Ancillary Services	$33,180	$4,720
Secured Lending	2,565	2,128
Direct Sales	2,133	(3,571)
	$37,878	$3,277

Depreciation and Amortization

in thousands
	Years Ended
	June 30, 2020	June 30, 2019
Depreciation and amortization by segment
Wholesale Trading & Ancillary Services	$(1,554)	$(1,576)
Secured Lending	(403)	(18)
Direct Sales	(943)	(1,213)
	$(2,900)	$(2,807)

Advertising expense

in thousands
	Years Ended
	June 30, 2020	June 30, 2019
Advertising expense by segment
Wholesale Trading & Ancillary Services	$(435)	$(515)
Secured Lending	(25)	(13)
Direct Sales	(1,745)	(1,933)
	$(2,205)	$(2,461)

Precious metals held under financing arrangements

in thousands
	June 30, 2020	June 30, 2019
Precious metals held under financing arrangements by segment
Wholesale Trading & Ancillary Services	$157,609	$208,792
Secured Lending	20,968	—
	$178,577	$208,792

Inventories

in thousands
	June 30, 2020	June 30, 2019
Inventories by segment
Wholesale Trading & Ancillary Services	$289,069	$268,383
Secured Lending	24,057	16,867
Direct Sales	8,155	7,611
	$321,281	$292,861

in thousands
	June 30, 2020	June 30, 2019
Inventories by geographic region
United States	$287,960	$280,924
Europe	19,531	3,944
North America, excluding United States	13,735	7,452
Asia	55	541
	$321,281	$292,861

Total Assets

in thousands
	June 30, 2020	June 30, 2019
Assets by segment
Wholesale Trading & Ancillary Services	$599,032	$561,902
Secured Lending	140,622	130,143
Direct Sales	18,381	13,317
	$758,035	$705,362

in thousands
	June 30, 2020	June 30, 2019
Assets by geographic region
United States	$723,252	$689,287
Europe	20,993	8,082
North America, excluding United States	13,735	7,452
Asia	55	541
	$758,035	$705,362

in thousands
	June 30, 2020	June 30, 2019
Long-term assets by segment
Wholesale Trading & Ancillary Services	$39,090	$32,816
Secured Lending	1,319	280
Direct Sales	3,607	3,416
	$44,016	$36,512

in thousands
	June 30, 2020	June 30, 2019
Long-term assets by geographic region
United States	$43,963	$36,459
Europe	53	53
	$44,016	$36,512

Capital Expenditures for Property, Plant, and Equipment

in thousands
	Years Ended
	June 30, 2020	June 30, 2019
Capital expenditures on property, plant, and equipment by segment
Wholesale Trading & Ancillary Services	$747	$258
Secured Lending	76	196
Direct Sales	13	36
	$836	$490

Goodwill

in thousands
	June 30, 2020	June 30, 2019
Goodwill by segment
Wholesale Trading & Ancillary Services	$8,881	$8,881
Direct Sales (1)	—	—
	$8,881	$8,881

(1)	Direct Sales goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	June 30, 2020	June 30, 2019
Intangibles by segment
Wholesale Trading & Ancillary Services	$2,907	$3,206
Direct Sales	2,067	2,646
	$4,974	$5,852

19. SUBSEQUENT EVENTS

Special Dividend Declared

On September 3, 2020, the Company's Board of Directors declared a special dividend of $1.50 per share to common stock shareholders of record at the close of business on September 21, 2020, payable on or about September 25, 2020. The estimated dividends to be paid totals $10.6 million.

Trading Credit Facility

Effective September 2, 2020, the Company entered into (1) an Increase Agreement and certain ancillary documents (collectively, the “Increase Loan Documents”) with Cooperative Rabobank U.A. as Administrative Agent (the “Administrative Agent”), and various Increasing Lenders (as defined therein), and (2) a Third Amendment to the Amended and Restated Uncommitted Credit Agreement (as amended, the “Credit Agreement”) with the Administrative Agent and the various Lenders named therein. As a result of the Increase Loan Documents, the credit facility provided under the Credit Agreement has been increased from $220.0 million to $257.5 million in aggregate principal amount.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework ("2013 framework"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2020 based on criteria in Internal Control –Integrated Framework issued by the COSO.

Grant Thornton LLP, an independent registered public accounting firm, has audited the financial statements of the Company as of June 30, 2020 and June 30, 2019, and for the fiscal years then ended. Under Rule 12b-2 and Section 404 of the Sarbanes-Oxley Act, the Company is not required to provide an attestation report from a registered public accounting firm of its internal control over financial reporting as of June 30, 2020 and June 30, 2019.

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

During fiscal 2020, PMPP commenced its operations and became subject to an evaluation of its internal controls over financial reporting in accordance with the requirements of Section 404(a) of Sarbanes-Oxley.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2020.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements

2.	Financial Statements Schedules:

None.

3.	Exhibits required to be filed by Item 601 of Regulation S-K:

Regulation S-K Exhibit Table Item No.	Description of Exhibit

2.1**

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

10.2**

Series 2018-1 Supplement, dated as of September 14, 2018, between AM Capital Funding, LLC, a limited liability company organized under the laws of the State of Delaware, and Citibank, N.A., as indenture trustee. Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K/A as filed with the Securities and Exchange Commission on September 17, 2018.

10.3**

Transfer and Sale Agreement, dated as of September 14, 2018, by and between Collateral Finance Corporation, a Delaware corporation, and AM Capital Funding, LLC, a Delaware limited liability company. Incorporated by reference to Exhibit 10.3 to the Report on Form 8-K/A as filed with the Securities and Exchange Commission on September 17, 2018.

10.4**

Security Agreement, dated March 31, 2016, between Coöperatieve Rabobank U.A., New York Branch, and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2016.

10.5**

Employment Agreement, executed February 19, 2016, between A-Mark Precious Metals, Inc. and Gregory N. Roberts. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated February 19, 2016.

10.6**

Employment Agreement, executed February 19, 2016, between A-Mark Precious Metals, Inc. and Gregory N. Roberts. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated February 19, 2016.

10.7**

Lease Agreement, dated as of July 7, 2016, between The Plaza CP LLP and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.6 to the Report on Form 10-K for the year ended June 30, 2016.

10.8**

Limited Liability Company Agreement of AM&ST Associates, LLC, effective as of August 31, 2016, between A-Mark Precious Metals, Inc. and Silver Towne, L.P. Incorporated by reference to Exhibit 10.7 to the Report on Form 10-K for the year ended June 30, 2016.

10.9**

Asset Purchase Agreement, dated as of August 31, 2016, between SilverTowne, L.P. and AM&ST Associates, LLC. Incorporated by reference to Exhibit 10.8 to the Report on Form 10-K for the year ended June 30, 2016.

10.10**

Memorandum of Tax Sharing Agreement, dated as of June 23, 2011, between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1; Registration No. 333-192260.

10.11**

Tax Separation Agreement between Spectrum Group International, Inc. and A-Marl Precious Metals, Inc. Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1; Registration Statement No. 333-192260.

10.12**	Non-Employee Director Compensation Policy of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.36 of the Registration Statement on Form S-1; Registration No. 333-192260.

10.13**	Form of 2014 Stock Award and Incentive Plan of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1; Registration No. 333-192260.

10.14**

Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of November 21, 2014. Incorporated by reference to Exhibit 10.23 to the Report on Form 10-K for the year ended June 30, 2015.

10.15**

First Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of August 28, 2015. Incorporated by reference to Exhibit 10.24 to the Report on Form 10-K for the year ended June 30, 2015.

10.16**

Asset Purchase Agreement, dated as of August 14, 2017, by and between Goldline Acquisition Corp. and Goldline, LLC. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2017.

10.17**

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

Regulation S-K Exhibit Table Item No.	Description of Exhibit
10.18**	Employment Agreement, executed August 1, 2019, between A-Mark Precious Metals, Inc. and Thor Gjerdrum. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated August 1, 2019.

10.19**	Employment Agreement, executed November 22, 2019, between A-Mark Precious Metals, Inc. and Greg Roberts. Incorporated by Reference to Exhibit 10.1 to the Report on Form 8-K dated November 22, 2019.

10.20**

First Amendment to Amended and Restated Uncommitted Credit Agreement, dated as of January 13, 2020, by and among A-Mark Precious Metals, Inc., Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, and the Lenders named therein.  Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated January 13, 2020.

10.21**

Second Amendment to Amended and Restated Uncommitted Credit Agreement with Cooperative Rabobank U.A., New York Branch as Administrative Agent and Joint Lead Arranger; Natixis, New York Branch as Syndication Agent and Joint Lead Arranger; and the Lenders named therein.  Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated March 23, 2020.

10.22*

Third Amendment to Amended and Restated Uncommitted Credit Agreement with Cooperative Rabobank U.A., New York Branch as Administrative Agent and Joint Lead Arranger; Natixis, New York Branch as Syndication Agent and Joint Lead Arranger; and the Lenders named therein.

10.23**

Increase Agreement, dated as of September 2, 2020, by and among A-Mark Precious Metals, Inc., Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, and the Increasing Lenders named therein.  Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated September 2, 2020.

21*	List of Subsidiaries of A-Mark Precious Metals, Inc.

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1 *	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Calculation Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.
Date:	September 11, 2020	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	September 11, 2020	By:	/s/ Kathleen Simpson-Taylor
			Name:	Kathleen Simpson-Taylor
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Chairman of the Board	September 11, 2020
Jeffrey D. Benjamin

/s/ Gregory N. Roberts	Chief Executive Officer and Director	September 11, 2020
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	September 11, 2020
Kathleen Simpson-Taylor	(Principal Financial Officer)

/s/ Ellis Landau	Director	September 11, 2020
Ellis Landau

/s/ William Montegomery	Director	September 11, 2020
William Montgomery

/s/ Beverley Lepine	Director	September 11, 2020
Beverley Lepine

/s/ John U. Moorhead	Director	September 11, 2020
John U. Moorhead

/s/ Jess M. Ravich	Director	September 11, 2020
Jess M. Ravich