Form 10-Q
period 2020-09-30
A-Mark Precious Metals, Inc.
filed 2020-11-12
CIK 1591588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Securities registered pursuant to Section  12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AMRK	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☑   No. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes. ☑   No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☑    No  ☐

As of November 5, 2020, the registrant had 7,090,066 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended September 30, 2020

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data) (unaudited)

	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash(1)	$24,370	$52,325
Receivables, net(1)	75,668	49,142
Derivative assets(1)	113,600	46,325
Secured loans receivable(1)	84,223	63,710
Precious metals held under financing arrangements(1)	158,756	178,577
Inventories:
Inventories(1)	311,582	246,603
Restricted inventories	101,599	74,678
	413,181	321,281
Prepaid expenses and other assets(1)	3,128	2,659
Total current assets	872,926	714,019
Operating lease right of use assets	3,935	4,223
Property, plant, and equipment, net	5,799	5,675
Goodwill	8,881	8,881
Intangibles, net	4,820	4,974
Long-term investments	20,889	16,763
Other long-term assets	3,500	3,500
Total assets	$920,750	$758,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$214,000	$135,000
Liabilities on borrowed metals	153,752	168,206
Product financing arrangements	101,599	74,678
Accounts payable and other current liabilities	210,922	140,930
Derivative liabilities(1)	13,497	25,414
Accrued liabilities(1)	9,222	10,397
Income tax payable	2,906	2,135
Total current liabilities	705,898	556,760
Notes payable(1)	92,692	92,517
Deferred tax liabilities	62	62
Other liabilities	3,457	3,802
Total liabilities	802,109	653,141
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of September 30, 2020 and June 30, 2020	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 7,066,530 and 7,031,500 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	71	71
Additional paid-in capital	27,883	27,289
Retained earnings	86,174	73,644
Total A-Mark Precious Metals, Inc. stockholders’ equity	114,128	101,004
Non-controlling interests	4,513	3,890
Total stockholders’ equity	118,641	104,894
Total liabilities, non-controlling interests and stockholders’ equity	$920,750	$758,035

(1)	Includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

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

	September 30, 2020	June 30, 2020
ASSETS OF THE CONSOLIDATED VIE
Cash	$7,892	$26,697
Receivables, net	393	3,005
Derivative assets	791	—
Secured loans receivable	57,729	34,739
Precious metals held under financing arrangements	19,959	20,968
Inventories	24,360	24,057
Prepaid expenses and other assets	49	16
Total assets of the consolidated variable interest entity	$111,173	$109,482
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$15,998	$13,275
Derivative liabilities	—	541
Accrued liabilities	610	387
Notes payable(2)	97,692	97,517
Total liabilities of the consolidated variable interest entity	$114,300	$111,720

(1)	This is an intercompany balance, which is eliminated in consolidation and hence not shown on the condensed consolidated balance sheets.
(2)	$5.0 million of the Notes are held by A-Mark, which is eliminated in consolidation and hence not shown on the condensed consolidated balance sheets.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data) (unaudited)

	Three Months Ended
	September 30, 2020	September 30, 2019
Revenues	$1,866,116	$1,481,014
Cost of sales	1,829,971	1,472,674
Gross profit	36,145	8,340
Selling, general, and administrative expenses	(10,006)	(8,270)
Interest income	3,983	5,768
Interest expense	(4,293)	(5,142)
Other income (expense), net	4,485	(166)
Unrealized losses on foreign exchange	(97)	(122)
Net income before provision for income taxes	30,217	408
Income tax expense	(6,511)	(105)
Net income	23,706	303
Net income attributable to non-controlling interests	623	175
Net income attributable to the Company	$23,083	$128
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$3.28	$0.02
Diluted	$3.09	$0.02

Weighted average shares outstanding:
Basic	7,034,700	7,031,400
Diluted	7,475,000	7,091,000

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data) (unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2019	7,031,450	71	26,452	43,135	69,658	2,908	72,566
Net income	—	—	—	128	128	175	303
Share-based compensation	—	—	166	—	166	—	166
Balance, September 30, 2019	7,031,450	71	26,618	43,263	69,952	3,083	73,035

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2020	7,031,500	71	27,289	73,644	101,004	3,890	104,894
Net income	—	—	—	23,083	23,083	623	23,706
Share-based compensation	—	—	178	—	178	—	178
Net settlement on issuance of common shares on exercise of options	35,030	—	416	—	416	—	416
Dividends declared ($1.50 per common share)	—	—	—	(10,553)	(10,553)	—	(10,553)
Balance, September 30, 2020	7,066,530	71	27,883	86,174	114,128	4,513	118,641

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands) (unaudited)

Three Months Ended September 30,	2020	2019
Cash flows from operating activities:
Net income	$23,706	$303
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	501	668
Amortization of loan cost	396	353
Deferred income taxes	—	92
Interest added to principal of secured loans	(4)	(5)
Share-based compensation	178	166
Earnings from equity method investments	(4,126)	(11)
Changes in assets and liabilities:
Receivables	(26,526)	3,252
Secured loans receivable	(358)	1,543
Secured loans made to affiliates	4,642	5,154
Derivative assets	(67,275)	(17,118)
Income tax receivable	—	(27)
Precious metals held under financing arrangements	19,821	7,983
Inventories	(91,900)	(79,337)
Prepaid expenses and other assets	(292)	(17)
Accounts payable and other current liabilities	69,992	23,225
Derivative liabilities	(11,917)	(3,281)
Liabilities on borrowed metals	(14,454)	(4,406)
Accrued liabilities	(1,227)	(1,016)
Income tax payable	771	—
Net cash used in operating activities	(98,072)	(62,479)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(476)	(137)
Secured loans receivable, net	(24,793)	(31,868)
Other loans originated	—	(3,000)
Net cash used in investing activities	(25,269)	(35,005)
Cash flows from financing activities:
Product financing arrangements, net	26,921	64,625
Dividends paid	(10,553)	—
Borrowings and repayments under lines of credit, net	79,000	37,000
Debt funding issuance costs	(398)	—
Net settlement on issuance of common shares on exercise of options	416	—
Net cash provided by financing activities	95,386	101,625
Net (decrease) increase in cash, cash equivalents, and restricted cash	(27,955)	4,141
Cash, cash equivalents, and restricted cash, beginning of period	52,325	8,320
Cash, cash equivalents, and restricted cash, end of period	$24,370	$12,461
Supplemental disclosures of cash flow information:
Interest paid	$3,737	$5,173
Income taxes paid	$6,726	$33
Income taxes refunded	$(1,044)	$—
Non-cash investing and financing activities:
Interest added to principal of secured loans	$4	$5

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. DESCRIPTION OF BUSINESS

Basis of Presentation

The condensed consolidated financial statements comprise those of A-Mark Precious Metals, Inc. ("A-Mark" or the "Company"), its wholly owned consolidated subsidiaries, and its joint ventures in which the Company has a controlling interest.

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

The Company's wholly owned subsidiary, A-M Global Logistics, LLC. ("Logistics" or “AMGL”), operates the Company's logistics fulfillment center. Logistics provides customers an array of complementary services, including packaging, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis.

Through our partially owned subsidiary, AM&ST Associates, LLC. ("AMST" or "SilverTowne" or the "Mint"), the Company designs and produces minted silver products. The Company operates the Mint pursuant to a joint venture agreement with SilverTowne, L.P.  The Company and SilverTowne L.P. own 69% and 31%, respectively, of AMST.

Secured Lending

The Company operates its Secured Lending segment through its wholly owned subsidiary, Collateral Finance Corporation LLC. ("CFC".) CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors.

AM Capital Funding, LLC. (“AMCF”), a wholly owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC.  AMCF issued and administers the Notes. For additional information, see Note 14.

Direct Sales

The Company's wholly-owned subsidiary, Goldline, Inc. ("Goldline"), is a direct retailer of precious metals to the investor community.  Goldline markets its precious metal products primarily on television, radio, and the internet.  Goldline sells gold and silver bullion in the form of coins, rounds, and bars.

AM IP LLC. ("AMIP"), a wholly owned subsidiary of Goldline, manages its intellectual property.

Precious Metals Purchasing Partners, LLC, ("PMPP") is a 50% owned subsidiary of Goldline.  PPMP acquires precious metals from retail customers and resells the metals to partners or affiliates of the joint venture.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements reflect the financial condition, results of operations, statement of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly owned, majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary.   Our condensed consolidated financial statements include the accounts of: A-Mark, AMTAG, TDS, AMGL, AMST, CFC, AMCF, Goldline, AMIP, and PMPP (collectively the “Company”).  Intercompany accounts and transactions are eliminated.

Comprehensive Income

For the three months ended September 30, 2020 and 2019, there were no items that gave rise to other comprehensive income or loss, and, as a result net income equaled comprehensive income.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of fair value, allowances for doubtful accounts, impairment assessments of property, plant and equipment and intangible assets, valuation allowance determination on deferred tax assets, determining the incremental borrowing rate for calculating right of use assets and lease liabilities, and revenue recognition judgments. Significant estimates also include the Company's fair value determination with respect to its financial instruments and precious metals inventory. Actual results could materially differ from these estimates.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “2020 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2020 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2020 Annual Report.

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

AMCF, a wholly owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities.  The Company has various forms of ongoing involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of September 30, 2020 and June 30, 2020, are indicated on the table that follows the condensed consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2020 and June 30, 2020.

As of September 30, 2020 and June 30, 2020, the Company has $0.2 million and $0.2 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California.

Precious Metals held under Financing Arrangements

The Company enters into arrangements with certain customers under which A-Mark purchases precious metals from the customers which are subject to repurchase by the customer at the spot value of the product on the repurchase date. The precious metals purchased under these arrangements consist of rare and unique items, and therefore the Company accounts for these transactions as precious metals held under financing arrangements, which generate financing income rather than revenue from precious metals inventory sales. In these repurchase arrangements, the Company holds legal title to the metals and earns financing income for the duration of the agreement.

These arrangements are typically terminable by either party upon 14 days' notice.  Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of September 30, 2020 and June 30, 2020, precious metals held under financing arrangements totaled $158.8 million and $178.6 million respectively.

The Company’s precious metals held under financing arrangements are marked-to-market.

Inventories

The Company's inventory primarily includes bullion and bullion coins, which is acquired and initially recorded at cost and then marked to fair market value.  The fair market value of the bullion and bullion coins comprises two components: (1) published market values attributable to the costs of the raw precious metal, and (2) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form, and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources.

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

Leased Right of Use Assets

We lease warehouse space, office facilities, and equipment. Our operating leases with terms longer than twelve months are recorded at the sum of the present value of the lease's fixed minimum payments as operating lease right of use assets ("ROU assets") in the condensed consolidated balance sheets.  Our finance leases (previously considered by the Company as capital leases prior to our adoption of ASC 842) are another type of ROU asset, but are classified in the condensed consolidated balance sheets as a component of property, plant, and equipment at the present value of the lease payments.

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

During the three months ended September 30, 2020, we incurred lease costs of $0.5 million, which is primarily comprised of operating lease cost of $0.3 million.  The other costs are insignificant and relate to our finance leases, short-term leases, and variable lease payments.

For the three months ended September 30, 2020, we made cash payments of $0.4 million for operating lease obligations. These payments are included in operating cash flows.  At September 30, 2020, the weighted-average remaining lease term under our capitalized operating leases was 4.3 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of September 30, 2020:

Years ending June 30,	Operating Leases
2021 (9 months remaining)	1,147
2022	1,313
2023	834
2024	860
2025	816
Thereafter	368
Total lease payments	5,338
Less imputed interest	(547)
	$4,791	(1)
Operating lease liability - current	$1,334	(2)
Operating lease liability - long-term	3,457	(3)
	$4,791	(1)

(1)	Represents the present value of the capitalized operating lease liabilities as of September 30, 2020.
(2)	Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)	Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.

The Company has no related party leases. We do not have leases that have not yet commenced, which would create significant rights and obligations for us, including any involvement with the construction or design of the underlying asset.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated using a straight-line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Depreciation and amortization commence when the related assets are placed into service. Internal-use software development costs are capitalized during the application development stage. Internal-use software costs incurred during the preliminary project stage are expensed as incurred. Land is recorded at historical cost and is not depreciated. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities related to our plant assets associated with our minting operations.

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

Goodwill and Indefinite-lived Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill and other indefinite-lived intangibles (such as trade names and trademarks) are not subject to amortization but are evaluated for impairment at least annually.  However, for tax purposes, goodwill acquired in connection with a taxable asset acquisition is generally deductible.

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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an on-going evaluation of its equity method investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated.  None of the Company’s long-term investments are VIEs as of September 30, 2020 and June 30, 2020.

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

•

Provisional trade orders — The quantity and type of metal is established at the trade date, but the price is not set. The customer commits to purchasing the metals within a specified time period, usually within one year, at the then-current market price.  The Company delivers the metal to the customer after receiving the customer’s deposit, which is typically based on 110% of the prevailing current spot price.  The unpriced metal is subject to a margin call if the deposit falls below 105% of the value of the unpriced metal. The purchase price is established, and revenue is recognized at the time the customer notifies the Company that it desires to purchase the metal.

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

Commodity forward and futures contracts entered into for hedging purposes are recorded at fair value on the trade date and are marked-to-market each period. The difference between the original contract values and the market values of these contracts are reflected as derivative assets or derivative liabilities in the condensed consolidated balance sheets at fair value, with the corresponding unrealized gains or losses included as a component of cost of sales. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures are recorded in cost of sales.

The Company enters into futures and forward contracts solely for the purpose of hedging our inventory holding risk and our liability on price protection programs, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the condensed consolidated statements of income. (See Note 11.)

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

The Company recognizes storage revenue as the customer simultaneously receives and consumes the storage services (e.g., fixed storage fees based on the passage of time).  The Company recognizes logistics (i.e., fulfillment) revenue when the customer receives the benefit of the services.  In aggregate, these types of service revenues account for less than 1% of the Company's combined revenue from all revenue streams.

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

Both borrowed and leased metal transactions provide an additional source of liquidity, as the Company usually monetizes the metals received under such arrangements.  Repayment is usually in the same form as the metals advanced but may be settled in cash.

Other Income and Expense, Net

The Company's other income and expense is derived from the Company's proportional interest in the reported net income or loss of our investees that are accounted for under the equity method of accounting (see Note 9), royalty income, and costs associated with the purchase of Goldline.

Advertising

Advertising expense is recorded as incurred and was $0.7 million and $0.5 million, respectively, for the three months ended September 30, 2020 and 2019.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income.  Shipping and handling costs incurred totaled $3.2 million and $1.4 million, respectively, for the three months ended September 30, 2020 and 2019.

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

A reconciliation of shares used in calculating basic and diluted earnings per common shares for the three months ended September 30, 2020 and 2019, is presented below.

in thousands
	Three Months Ended
	September 30, 2020	September 30, 2019
Basic weighted average shares outstanding	7,035	7,031
Effect of common stock equivalents — stock issuable under outstanding equity awards	440	60
Diluted weighted average shares outstanding	7,475	7,091

Dividends

Dividends are recorded if and when they are declared by the Board of Directors.

On September 3, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on September 21, 2020, payable on or about September 25, 2020. The dividends paid totaled $10.6 million.

See Note 19 for information about a non-recurring special dividend declared by the Board of Directors in the second quarter of fiscal 2021.

Recently Adopted Accounting Pronouncements

From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

We adopted ASU No. 2018-15, Intangibles—Goodwill and Other: Internal-Use Software (Subtopic 350-40), which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for us beginning July 1, 2021, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements, and do not expect it to be material.

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

3.  ASSETS AND LIABILITIES, AT FAIR VALUE

Fair Value of Financial Instruments

A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. The fair value of financial instruments represents amounts that would be received upon the sale of those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk adjusted discount rates, and available observable and unobservable inputs.

For most of the Company's financial instruments, the carrying amount approximates fair value. The carrying amounts of cash, receivables, secured loans receivable, accounts payable and other current liabilities, accrued liabilities, and income taxes payable approximate fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities, liabilities on borrowed metals and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying amounts of the Company's other long-term assets, which include a note receivable due from a customer, approximate fair value as of September 30, 2020.

The Company’s fixed-rate notes payable is reported at its aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying consolidated balance sheets. The fair value of the notes payable is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk.  The following table presents the carrying amounts and estimated fair values of the Company’s fixed rate notes payable of September 30, 2020 and June 30, 2020:

in thousands
	September 30, 2020		June 30, 2020
	Carrying Amount	Fair value	Carrying Amount	Fair value
Notes payable	$92,692	$101,407	$92,517	$101,017

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The significant assumptions used to determine the carrying value and the related fair value of the assets and liabilities measured at fair value on a recurring basis are described below:

Inventories.  The Company's inventory primarily includes bullion and bullion coins, which is acquired and initially recorded at cost and then marked to fair market value.  The fair market value of the bullion and bullion coins comprises two components: i) published market values attributable to the costs of the raw precious metal, and ii) a published premium paid at acquisition of the metal. The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium is readily determined, as it is published by multiple reputable sources. Except for commemorative coin inventory, which are included in inventory at the lower of cost or net realizable value, the Company’s inventory is subsequently recorded at their fair market values on a daily basis.  The fair value for commodities inventory (i.e., inventory excluding commemorative coins) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory is classified in Level 1 of the valuation hierarchy.

Precious Metals held under Financing Arrangements.  The Company enters into arrangements with certain customers under which A-Mark purchases precious metals from the customers which are subject to repurchase by the customer at the spot value of the product on the repurchase date.  The precious metals purchased under these arrangements consist of rare and unique items, and therefore the Company accounts for these transactions as precious metals held under financing arrangements, which generate financing income rather than revenue from precious metals inventory sales. In these repurchase arrangements, the Company holds legal title to the metals and earns financing income for the duration of the agreement. The fair value for precious metals held under financing arrangements, (a commodity, like inventory above) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals held under financing arrangements are classified in Level 1 of the valuation hierarchy.

Derivatives.  Futures contracts and forward contracts and open sale and purchase commitments are valued at their fair values, based on the difference between the quoted market price and the contractual price (i.e., intrinsic value,) and are included within Level 1 of the valuation hierarchy.

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

Product Financing Arrangements. Product financing arrangements consist of financing agreements for the transfer and subsequent re-acquisition of the sale of gold and silver at an agreed-upon price based on the spot price with a third party. Such transactions allow the Company to repurchase this inventory on the termination (repurchase) date. The third-party charges monthly interest as a percentage of the market value of the outstanding obligation, which is carried at fair value. The obligation is stated at the amount required to repurchase the outstanding inventory. Fair value is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Product financing arrangements are classified in Level 1 of the valuation hierarchy.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and June 30, 2020, aggregated by the level in the fair value hierarchy within which the measurements fall:

in thousands
	September 30, 2020
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$413,172	$—	$—	$413,172
Precious metals held under financing arrangements	158,756	—	—	158,756
Derivative assets — open sale and purchase commitments, net	79,180	—	—	79,180
Derivative assets — futures contracts	22,316	—	—	22,316
Derivative assets — forward contracts	12,104	—	—	12,104
Total assets, valued at fair value	$685,528	$—	$—	$685,528
Liabilities:
Liabilities on borrowed metals	$153,752	$—	$—	$153,752
Product financing arrangements	101,599	—	—	$101,599
Derivative liabilities — margin accounts	3,279	—	—	3,279
Derivative liabilities — open sale and purchase commitments, net	2,958	—	—	2,958
Derivative liabilities — futures contracts	7,260	—	—	7,260
Total liabilities, valued at fair value	$268,848	$—	$—	$268,848

(1)	Commemorative coin inventory totaling $9 thousand is held at lower of cost or net realizable value and thus is excluded from the inventories balance shown in this table.

in thousands
	June 30, 2020
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$321,264	$—	$—	$321,264
Precious metals held under financing arrangements	178,577	—	—	178,577
Derivative assets — open sale and purchase commitments, net	46,224	—	—	46,224
Derivative assets — forward contracts	101	—	—	101
Total assets, valued at fair value	$546,166	$—	$—	$546,166
Liabilities:
Liabilities on borrowed metals	$168,206	$—	$—	$168,206
Product financing arrangements	74,678	—	—	74,678
Derivative liabilities — margin accounts	5,380	—	—	5,380
Derivative liabilities — open sale and purchase commitments, net	4,349	—	—	4,349
Derivative liabilities — futures contracts	12,477	—	—	12,477
Derivative liabilities — forward contracts	3,208	—	—	3,208
Total liabilities, valued at fair value	$268,298	$—	$—	$268,298

(1)	Commemorative coin inventory totaling $17 thousand is held at lower of cost or net realizable value thus is excluded from the inventories balance shown in this table.

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

Receivables consist of the following as of September 30, 2020 and June 30, 2020:

in thousands
	September 30, 2020	June 30, 2020
Customer trade receivables	$5,151	$6,047
Wholesale trade advances	5,563	10,167
Due from brokers	64,954	32,928
	$75,668	$49,142

Customer Trade Receivables. Customer trade receivables represent short-term, non-interest-bearing amounts due from precious metal sales, advances related to financing products, and other secured interests in assets of the customer.

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

Below is a summary of the carrying value of our secured loans as of September 30, 2020 and June 30, 2020:

in thousands
	September 30, 2020		June 30, 2020
Secured loans originated	$28,251		$30,019
Secured loans originated - with a related party	4,155		8,797
	32,406		38,816
Secured loans acquired	51,817	(1)	24,894	(2)
	$84,223		$63,710

(1)	Includes $6 thousand of loan premium as of September 30, 2020.
(2)	Includes $6 thousand of loan premium as of June 30, 2020.

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

As of September 30, 2020 and June 30, 2020, our secured loans carried weighted-average effective interest rates of 8.9% and 8.9%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The credit quality of each loan is generally determined by the collateral value assessment, loan-to-value ratio (that is, the principal amount of the loan divided by the estimated value of the collateral) and the type (or class) of secured material.  All loans are fully secured by precious metal bullion or numismatic collateral, which remains in the physical custody of the Company for the duration of the loan.  The term of the loans is generally 180 days, however loans are typically renewed prior to maturity and therefore remain outstanding for a longer period of time. Interest earned on a loan is billed monthly and is typically due and payable within 20 days.

When an account is in default or if a margin call has not been met on a timely basis, the Company has the right to liquidate the borrower's collateral in order to satisfy the unpaid balance of the outstanding loans, including accrued and unpaid interest.

Class and Credit Quality of Loans

The two classes of secured loan receivables are defined by collateral type: (i) bullion items, and (ii) numismatic and semi-numismatic coins.  The required loan-to-value ratio varies with the class of loans. Typically, the Company requires a loan-to-value ratio of approximately 75% for bullion and 65% for numismatic collateral.  The reason for the lower loan-to-value ratio for numismatic loans is that, on a percentage basis, more of the value of the numismatic coin relates to its premium value rather than its underlying commodity value.

The Company's secured loans by portfolio class, which align with internal management reporting, are as follows:

in thousands
	September 30, 2020		June 30, 2020
Bullion	$60,386	71.7%	$36,445	57.2%
Numismatic and semi-numismatic	23,837	28.3%	27,265	42.8%
	$84,223	100.0%	$63,710	100.0%

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

Loans with loan-to-value ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with a loan-to-value ratio of 75% or more and (ii) loans with a loan-to-value ratio of less than 75%:

in thousands
	September 30, 2020		June 30, 2020
Loan-to-value of less than 75%	$57,193	67.9%	$58,296	91.5%
Loan-to-value of 75% or more	27,030	32.1%	5,414	8.5%
	$84,223	100.0%	$63,710	100.0%

The Company had no loans with a loan-to-value ratio in excess of 100% as of September 30, 2020 or June 30, 2020.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral.  Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default before a loan becomes non-performing.  In the event a loan was to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value.  As of September 30, 2020, or June 30, 2020, the Company had no allowance for secured loan losses.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due, non-performing, or in bankruptcy. In the event of an impairment, recognition of interest income would be suspended and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income. For the three months ended September 30, 2020 and 2019, the Company incurred no loan impairment costs.

6.	INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive.  Below, our inventory is summarized by classification at September 30, 2020 and June 30, 2020:

in thousands
	September 30, 2020	June 30, 2020
Inventory held for sale	$211,194	$153,412
Repurchase arrangements with customers	80,803	70,988
Consignment arrangements with customers	744	2,842
Commemorative coins, held at lower of cost or net realizable value	9	17
Borrowed precious metals	18,832	19,344
Product financing arrangements, restricted	101,599	74,678
	$413,181	$321,281

Inventory Held for Sale.  Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, and product financing arrangements.  As of September 30, 2020 and June 30, 2020, the inventory held for sale totaled $211.2 million and $153.4 million, respectively.

Repurchase Arrangements with Customers.  The Company enters into arrangements with certain customers under which A-Mark purchases precious metals from the customers which are subject to repurchase by the customer at the fair value of the product on the repurchase date. Under these arrangements, the Company, which holds legal title to the metals, earns financing income until the time the arrangement is terminated, or the material is repurchased by the customer. In the event of a repurchase by the customer, the Company records a sale.

These arrangements are typically terminable by either party upon 14 days' notice.  Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2020 and June 30, 2020, included within inventories is $80.8 million and $71.0 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers.  The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of September 30, 2020 and June 30, 2020 totaled $0.7 million and $2.8 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins.  Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventories at the lower of cost or net realizable value and totaled $9,000 and $17,000 as of September 30, 2020 and June 30, 2020, respectively.

Borrowed Precious Metals.  Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory.  Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $18.8 million and $19.3 million as of September 30, 2020 and June 30, 2020, respectively, with a corresponding offsetting obligation included in liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements.  In substance, this inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company.  During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date.  These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $101.6 million and $74.7 million as of September 30, 2020 and June 30, 2020, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 11.)  As of September 30, 2020 and June 30, 2020, the unrealized (losses) gains resulting from the difference between market value and cost of physical inventory were ($8.4) million and $6.5 million, respectively.

Premium component of inventory

The premium component, at market value, included in inventory as of September 30, 2020 and June 30, 2020 totaled $6.8 million and $3.7 million, respectively.

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at September 30, 2020 and June 30, 2020:

in thousands
	September 30, 2020	June 30, 2020
Office furniture, and fixtures	$2,148	$2,142
Computer equipment	924	900
Computer software	5,289	5,288
Plant equipment	3,821	3,450
Building	391	322
Leasehold improvements	2,804	2,804
Total depreciable assets	15,377	14,906
Less: Accumulated depreciation and amortization	(9,614)	(9,267)
Land	36	36
Property, plant, and equipment, net	$5,799	$5,675

Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was $347,000 and $415,000, respectively.  For the periods presented, no depreciation or amortization expense was allocated to cost of sales.

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

•

In connection with the Company's business combination with AMST in August 2016, the Company recorded an additional $2.5 million and $4.3 million of identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal and represent their fair values at the acquisition date. The Company’s investment in AMST has resulted in synergies between the acquired minting operation and the Company’s established distribution network by providing a steadier and more reliable fabricated source of silver during times of market volatility. The Company considers that much of the acquired goodwill relates to the “ready state” of AMST's established minting operation with existing quality processes, procedures, and ability to scale production to meet market needs.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles as of September 30, 2020 and June 30, 2020 is as described below:

dollar amounts in thousands
		September 30, 2020				June 30, 2020
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	$8,998	$(7,438)	$—	$1,560	$8,998	$(7,307)	$—	$1,691
Non-compete and other	3 - 5	2,300	(2,203)	—	97	2,300	(2,187)	—	113
Employment agreement	3	295	(295)	—	—	295	(288)	—	7
Intangibles subject to amortization		11,593	(9,936)	—	1,657	11,593	(9,782)	—	1,811
Trade names and trademarks	Indefinite	4,454	—	(1,291)	3,163	4,454	—	(1,291)	3,163
Identifiable intangible assets		$16,047	$(9,936)	$(1,291)	4,820	$16,047	$(9,782)	$(1,291)	$4,974

Goodwill	Indefinite	$10,245	$—	$(1,364)	$8,881	$10,245	$—	$(1,364)	$8,881

The Company's intangible assets are subject to amortization except for trade names and trademarks, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years.  Amortization expense related to the Company's intangible assets for the three months ended September 30, 2020 and 2019 was $154,000 and $253,000, respectively. For the presented periods, no amortization expense was allocated to cost of sales.

Impairment

The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to the Direct Sales segment.  No further impairment of goodwill or indefinite-lived intangible assets has occurred since fiscal 2018.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2021 (9 months remaining)	475
2022	601
2023	158
2024	77
2025	60
Thereafter	286
Total	$1,657

9.	LONG-TERM INVESTMENTS

The Company has three investments in privately-held entities, each of which is a precious metals retailer and customer of the Company. Depending on the entity, the Company may have one or more of the following in place: (i) an exclusive supplier agreement, subject to certain limitations; (ii) a product fulfillment services and storage agreement; and (iii) the right to appoint a director to the entity's board of directors. The Company has determined that it is appropriate to account for each of these investments under the equity method of accounting. The following table shows the carrying value and ownership percentage of the Company's investment in each entity:

	September 30, 2020		June 30, 2020
Entity	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
Company A	$2,905	7.4%	$2,529	7.4%
Company B	16,990	20.6%	13,296	20.6%
Company C	994	10.0%	938	10.0%
	$20,889		$16,763

The Company considers these equity method investees to be related parties.  See Note 13 for a summary of the Company's aggregate balances and activity with these related party entities.

10.	ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

in thousands
	September 30, 2020	June 30, 2020
Trade payables to customers	$17,226	$2,316
Advances from customers	179,494	129,624
Deferred revenue	11,180	6,141
Other accounts payable	3,022	2,849
	$210,922	$140,930

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS

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

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments).  As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts.  In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of September 30, 2020 and June 30, 2020.

in thousands
	September 30, 2020				June 30, 2020
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$105,047	$(25,867)	$—	$79,180	$48,896	$(2,672)	$—	$46,224
Future contracts	22,316	—	—	22,316	—	—	—	—
Forward contracts	12,104	—	—	12,104	101	—	—	101
	$139,467	$(25,867)	$—	$113,600	$48,997	$(2,672)	$—	$46,325
Nettable derivative liabilities:
Open sale and purchase commitments	$4,548	$(1,590)	$—	$2,958	5,653	$(1,304)	$—	$4,349
Margin accounts	6,864	—	(3,585)	3,279	14,616	—	(9,236)	5,380
Future contracts	7,260	—	—	7,260	12,477	—	—	12,477
Forward contracts	—	—	—	—	3,208	—	—	3,208
	$18,672	$(1,590)	$(3,585)	$13,497	$35,954	$(1,304)	$(9,236)	$25,414

Gains or Losses on Derivative Instruments

The Company records the derivative at the trade date with a corresponding unrealized gains (losses), shown as a component of cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, and the net realized gains and losses for futures are recorded in cost of sales.

Below is a summary of the net gains (losses) on derivative instruments for the three months ended September 30, 2020 and 2019.

in thousands
	Three Months Ended
	September 30, 2020	September 30, 2019
Gains (losses) on derivative instruments:
Unrealized gains on open future commodity and forward contracts and open sale and purchase commitments, net	$78,277	$25,111
Realized losses on future commodity contracts, net	(104,835)	(16,445)
	$(26,558)	$8,666

The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the condensed consolidated statements of income.

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of September 30, 2020 and June 30, 2020.

in thousands
	September 30, 2020	June 30, 2020
Inventories	$413,181	$321,281
Precious metals held under financing arrangements	158,756	178,577
	571,937	499,858
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(9)	(17)
Premium on metals position	(6,770)	(3,684)
Precious metal value not hedged	(6,779)	(3,701)
	565,158	496,157
Commitments at market:
Open inventory purchase commitments	711,710	514,553
Open inventory sales commitments	(318,921)	(309,134)
Margin sale commitments	(6,864)	(14,652)
In-transit inventory no longer subject to market risk	(8,089)	(3,605)
Unhedgeable premiums on open commitment positions	2,970	2,779
Borrowed precious metals	(153,752)	(168,206)
Product financing arrangements	(101,599)	(74,678)
Advances on industrial metals	394	318
	125,849	(52,625)
Precious metal subject to price risk	691,007	443,532
Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	112,243	73,948
Precious metals futures contracts at market values	578,448	369,842
Total market value of derivative financial instruments	690,691	443,790

Net precious metals subject to commodity price risk	$316	$(258)

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of September 30, 2020 and June 30, 2020, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	September 30, 2020	June 30, 2020
Purchase commitments	$711,710	$514,553
Sales commitments	$(318,921)	$(309,134)
Margin sales commitments	$(6,864)	$(14,652)
Open forward contracts	$112,243	$73,948
Open futures contracts	$578,448	$369,842

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At September 30, 2020, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

Unrealized losses on foreign exchange derivative instruments related to our open trades are shown on the face of the condensed consolidated statements of income totaled $97,000 and $122,000 for the three months ended September 30, 2020 and 2019, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands
	September 30, 2020	June 30, 2020
Foreign exchange forward contracts	$6,349	$4,599
Open sale and purchase commitment transactions, net	$5,002	$3,475

12.	INCOME TAXES

Net income from operations before provision for income taxes is shown below:

in thousands
	Three Months Ended
	September 30, 2020	September 30, 2019
U.S.	$30,211	$401
Foreign	6	7
	$30,217	$408

The provision for income tax expense by jurisdiction and the effective tax rate for the three months ended September 30, 2020 and 2019 are shown below:

in thousands
	Three Months Ended
	September 30, 2020	September 30, 2019
Federal	$5,849	$85
State and local	658	19
Foreign	4	1
Income tax expense	$6,511	$105

Effective tax rate	21.5%	25.7%

Tax Balances and Activity

Income Taxes Receivable and Payable

As of September 30, 2020 and June 30, 2020, income taxes payable totaled $2.9 million and $2.1 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  As of September 30, 2020 and June 30, 2020, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.  A tax valuation allowance was considered unnecessary as of September 30, 2020 and June 30, 2020.

As of September 30, 2020, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.0 million and a federal deferred tax liability of $1.1 million. As of June 30, 2020, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.0 million and a federal deferred tax liability of $1.1 million.

Net Operating Loss Carryforwards and Tax Credits

As of September 30, 2020 and June 30, 2020, the Company has approximately $12.6 million and 12.6 million of state net operating loss carryforwards, respectively.  As of September 30, 2020 and June 30, 2020, the Company’s tax-effected net operating loss carryforwards were $0.9 million and $0.9 million respectively. The state net operating loss carryforwards start to expire in the fiscal year ending June 30, 2025.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations.  For the three months ended September 30, 2020, there was no material movement in unrecognized tax benefits including interest and penalties.

13.	RELATED PARTY TRANSACTIONS

Related parties are entities that the Company controls or has the ability to significantly influence. Related parties also include persons who are affiliated with related entities or the Company who are in a position to influence corporate decisions (such as owners, executives, board members and their families).  In the normal course of business, we enter into transactions with our related parties. Below is a list of related parties with whom we have had significant transactions during the comparable periods:

1)

Stack’s Bowers Numismatics LLC. ("Stack's Bowers Galleries"). Stack's Bowers Galleries is a wholly owned subsidiary of Spectrum Group International, Inc. ("SGI").  In March 2014, SGI distributed all of the shares of common stock of A-Mark to its stockholders, effecting a spinoff of A-Mark from SGI. As a result of this distribution the Company became a publicly traded company independent from SGI. Also, SGI and the Company have a common chief executive officer.

2)	SilverTowne, L.P. SilverTowne L.P. is a non-controlling owner of AMST (i.e., the Company's minting operations).
3)

Equity method investees. The Company has three investments in privately held entities, each of which is a precious metals retailer and customer of the Company. Depending on the entity, the Company may have one or more of the following in place: (i) an exclusive supplier agreement, subject to certain limitations; (ii) a product fulfillment services and storage agreement; and (iii) the right to appoint a director to the entity's board of directors.

Our related party transactions include (i) sales and purchases of precious metals (ii) financing activities (iii) repurchase arrangements, and (iv) hedging transactions.

Below is a summary of our related party transactions. Reported transactions from the comparable prior period have been updated, as needed, to include the balances and activity according to our current list of related parties.

Balances with Related Parties

Receivables and Payables, Net

As of September 30, 2020 and June 30, 2020, the Company had related party receivables and payables balances as set forth below:

in thousands
	September 30, 2020				June 30, 2020
	Receivables		Payables		Receivables	Payables
Stack's Bowers Galleries	$4,429	(1)	$—		$7,981	$—
Equity method investees	2,306	(2)	1,078	(3)	1,828	3,421
SilverTowne	425	(2)	—		77	—
	$7,160		$1,078		$9,886	$3,421

(1)

Balance principally includes two secured lines of credit with a balance of $3.4 million and $0.8 million (shown as a component of secured loans receivable); offset by $0.3 million of receivables, net (shown as components of receivables and derivative assets)).  See "Secured Lines of Credit", below.

(2)	Balance primarily represents receivables, net (shown as components of receivables and derivative assets).
(3)	Balance primarily represents payables, net (shown as components of accounts payable and other current liabilities, and derivative liabilities).

Long-term Investments

As of September 30, 2020 and June 30, 2020, the aggregate carrying balance of the equity method investments was $20.9 million and $16.8 million, respectively (see Note 9).

Secured Lines of Credit

On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $5.3 million. The loan is secured by precious metals and numismatic products. As of September 30, 2020 and June 30, 2020, the outstanding principal balance of this loan was $0.8 million and $0.7 million, respectively.

On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. As of September 30, 2020 and June 30, 2020, the outstanding principal balance of this loan was $3.4 million and $8.0 million, respectively.

Activity with Related Parties

Sales and Purchases

During the three months ended September 30, 2020 and 2019, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended
	September 30, 2020		September 30, 2019
	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$21,954	$22,013	$11,001	$16,759
Equity method investees	480,500	2,546	101,023	14,839
SilverTowne L.P.	4,117	4,769	1,527	581
	$506,571	$29,328	$113,551	$32,179

Interest Income

During the three months ended September 30, 2020 and 2019, the Company earned interest income related to loans made to Stack's Bowers Galleries and to financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Three Months Ended
	September 30, 2020	September 30, 2019
Interest income from secured loans receivables	$70	$298
Interest income from finance products and repurchase arrangements	1,867	1,627
	$1,937	$1,925

Other Income

During the three months ended September 30, 2020 and 2019, the Company recorded its proportional share of its equity method investee's net income as other income which totaled $4.1 million and $11,000, respectively.

During the three months ended September 30, 2020 and 2019, the Company earned royalty income related to one of CFC's secured lending agreements with Stack's Bowers Galleries which totaled $359,000 and $42,000, respectively.

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

As of September 30, 2020, and as a result of various amendments, the Trading Credit Facility provided the Company with access up to $270.0 million, featuring a $257.5 million base, with a $12.5 million accordion option.  The Trading Credit Facility is scheduled to terminate on March 26, 2021.  Since commencement of the Trading Credit Facility (i.e., March 31, 2016), the Company has incurred $4.5 million of accumulated loan costs.   These loan costs have been capitalized when incurred and are amortized over the term of the Trading Credit Facility.  As of September 30, 2020 and June 30, 2020, the remaining unamortized balance was approximately $0.7 million and $0.5 million, respectively.

The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line).  The one-month LIBOR rate was approximately 0.15% and 0.16% as of September 30, 2020 and June 30, 2020, respectively. Borrowings are due on demand and totaled $214.0 million and $135.0 million at September 30, 2020 and June 30, 2020, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week and at each month end following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $86.1 million and $76.3 million as determined on September 30, 2020 and June 30, 2020, respectively.

The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of September 30, 2020 the minimum tangible net worth financial covenant under the Trading Credit Facility was $55.7 million. The Company is in compliance with all restrictive financial covenants as of September 30, 2020.

For the three months ended September 30, 2020 and 2019 interest expense related to the Company’s lines of credit totaled $1.4 million and $2.1 million, which represents 31.8% and 41.6% of the total interest expense recognized, respectively. For the three months ended September 30, 2020 and 2019, our lines of credit carried a daily weighted average effective interest rate of 2.95% and 4.75%, respectively.

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

As of September 30, 2020, the consolidated carrying balance of the Notes was $92.7 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $2.3 million, which is amortized using the effective interest method through the maturity date.  As of September 30, 2020, the balance of the interest payable was $234,000.  Interest on the Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the three months ended September 30, 2020 and 2019, the interest expense related to the Notes (including loan amortization costs) totaled $1.4 million and $1.5 million, which represents 33.0% and 28.6% of the total interest expense recognized by the Company, respectively.  For the three months ended September 30, 2020 and 2019, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed precious metals with market values totaling $153.8 million as of September 30, 2020, with corresponding metals totaling $135.0 million and $18.8 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated September 30, 2020 balance sheet.  The Company recorded liabilities on borrowed metals with market values totaling $168.2 million as of June 30, 2020 with corresponding metals totaling $148.9 million and $19.3 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated June 30, 2020 balance sheet.

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

Product Financing Arrangements

The Company has agreements with third party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $101.6 million and $74.7 million as of September 30, 2020 and June 30, 2020, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Refer to Note 2 for information relating to minimum rental payments under operating and finance leases.  Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2020 Annual Report for information relating to consulting and employment contracts, and other commitments.  The Company is not aware of any material changes to commitments as summarized in the 2020 Annual Report.

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

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of September 30, 2020, no shares had been repurchased under the program.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved by the Company's stockholders on November 2, 2017.  As of September 30, 2020, 203,664 shares were authorized for issuance under the 2014 Plan, which terminates in 2027.

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

Stock Options

During the three months ended September 30, 2020 and 2019, the Company incurred $178,428 and $166,304 of compensation expense related to stock options, respectively. As of September 30, 2020, there remained a total of $1,587,316 in compensation expense related to employee stock options, to be recorded over the remaining vesting period of such options. The weighted average period remaining vesting period of the outstanding options is approximately 2.6 years.

An obligatory event was triggered as a result of the non-recurring special dividend declared on September 3, 2020. In accordance with the terms of the Company’s equity award plans under which the options were issued, an adjustment was required to protect the holders of such stock options from decreases in the value of the stock options due to payment of the non-recurring special dividend. The event decreased the exercise price of each stock option by $1.50. This was effective on the date of record which was September 21, 2020.  The fair value of the options before and after the event was unchanged and therefore no incremental stock-based compensation was recorded.

The following table summarizes the stock option activity for the three months ended September 30, 2020.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2020	1,249,813	$13.75	$6,061	$5.34
Granted	40,000	$24.16
Exercises	(42,350)	$14.64
Cancellations, expirations and forfeitures	(1,600)	$20.16
Outstanding at September 30, 2020	1,245,863	$14.05	$24,508	$5.45
Exercisable at September 30, 2020	811,409	$17.30	$14,542	$5.94

Following is a summary of the status of stock options outstanding at September 30, 2020, and accordingly reflects the adjusted stock option exercise prices:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$10.00	477,914	6.42	$8.04	185,183	1.99	$7.44
$10.01	$15.00	220,228	6.86	$11.98	127,506	5.79	$11.93
$15.01	$25.00	547,721	6.06	$20.12	498,720	5.73	$19.89
		1,245,863	6.34	$14.05	811,409	4.89	$15.80

The following table summarizes the nonvested stock option activity three months ended September 30, 2020.

	Options	Weighted Average Grant Date Fair Value Per Award
Nonvested Outstanding at June 30, 2020	423,002	$4.14
Granted	40,000	$9.19
Vested	(28,548)	$5.07
Nonvested Outstanding at September 30, 2020	434,454	$4.54

Valuation and Other Significant Assumptions of Equity Awards Issued

The Company used the Black-Scholes pricing model, which used various inputs such as the estimated common share price, the risk-free interest rate, volatility, expected life and dividend yield, all of which are estimates, to determine the estimated grant-date fair value of its stock options issued.

Certain Anti-Takeover Provisions

The Company’s certificate of incorporation and by-laws contain certain anti-takeover provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company without negotiating with its Board. Such provisions could limit the price that certain investors might be willing to pay in the future for the Company’s securities. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the common stock or impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.

17.	CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentration

Customers providing 10 percent or more of the Company's revenues for the three months ended September 30, 2020 are presented on a comparative basis, with their corresponding balances for the three months ended September 30, 2019 in the table below:

in thousands
	Three Months Ended
	September 30, 2020		September 30, 2019
	Amount	Percent	Amount	Percent
Total revenue	$1,866,116	100.0%	$1,481,014	100.0%
Customer concentrations
Customer A	$384,428	20.6%	$71,328	4.8%

No single customer provided 10 percent or more of the Company's accounts receivable or our secured loans receivable as of September 30, 2020.

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

Revenue

in thousands
	Three Months Ended
	September 30, 2020		September 30, 2019
Revenue by segment(1)(2)
Wholesale Trading & Ancillary Services(3)	$1,813,708		$1,460,933
Direct Sales	52,408	(a)	20,081	(b)
	$1,866,116		$1,481,014

(1)

Inter-segment purchases from and sales to the Direct Sales segment are transacted at Wholesale Trading & Ancillary Services segment's prices, which is consistent with arms-length transactions with third parties.

(2)

The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

(3)	The elimination of inter-segment sales is reflected in the Wholesale Trading & Ancillary Services segment.
(a)	Includes $4.7 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.
(b)	Includes $8.6 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.

in thousands
	Three Months Ended
	September 30, 2020	September 30, 2019
Revenue by geographic region (as determined by the shipping or billing address or where the services were performed):
United States	$1,459,010	$1,105,621
Europe	119,908	62,102
North America, excluding United States	257,245	300,397
Asia Pacific	15,132	6,113
Africa	—	31
Australia	14,821	6,750
	$1,866,116	$1,481,014

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended
	September 30, 2020	September 30, 2019
Gross profit by segment(1)
Wholesale Trading & Ancillary Services	$30,622	$6,760
Direct Sales	5,523	1,580
Total gross profit	$36,145	$8,340
Gross margin percentage by segment(1)
Wholesale Trading & Ancillary Services	1.688%	0.463%
Direct Sales	10.538%	7.868%
Weighted average gross margin percentage	1.937%	0.563%

(1)

The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
	Three Months Ended
	September 30, 2020	September 30, 2019
Operating income (expense) by segment
Wholesale Trading & Ancillary Services
Selling, general and administrative expenses	$(7,607)	$(5,802)
Interest income	$2,438	$2,262
Interest expense	$(2,948)	$(2,826)
Other income, net	$4,126	$12
Unrealized losses on foreign exchange	$(97)	$(122)
Secured Lending
Selling, general and administrative expenses	$(496)	$(348)
Interest income	$1,545	$3,506
Interest expense	$(1,345)	$(2,316)
Other income, net	$359	$42
Direct Sales
Selling, general and administrative expenses	$(1,903)	$(2,120)
Other expense, net	$—	$(220)

Net income (loss) before provision for income taxes

in thousands
	Three Months Ended
	September 30, 2020	September 30, 2019
Net income (loss) before provision for income taxes by segment
Wholesale Trading & Ancillary Services	$26,534	$284
Secured Lending	63	884
Direct Sales	3,620	(760)
	$30,217	$408

Depreciation and Amortization

in thousands
	Three Months Ended
	September 30, 2020	September 30, 2019
Depreciation and amortization by segment
Wholesale Trading & Ancillary Services	$(205)	$(397)
Secured Lending	(88)	(16)
Direct Sales	(208)	(255)
	$(501)	$(668)

Advertising expense

in thousands
	Three Months Ended
	September 30, 2020	September 30, 2019
Advertising expense by segment
Wholesale Trading & Ancillary Services	$(65)	$(56)
Secured Lending	(25)	(3)
Direct Sales	(610)	(404)
	$(700)	$(463)

Precious metals held under financing arrangements

in thousands
	September 30, 2020	June 30, 2020
Precious metals held under financing arrangements by segment
Wholesale Trading & Ancillary Services	$138,797	$157,609
Secured Lending	19,959	20,968
	$158,756	$178,577

Inventories

in thousands
	September 30, 2020	June 30, 2020
Inventories by segment
Wholesale Trading & Ancillary Services	$379,884	$289,069
Secured Lending	24,360	24,057
Direct Sales	8,937	8,155
	$413,181	$321,281

in thousands
	September 30, 2020	June 30, 2020
Inventories by geographic region
United States	$383,034	$287,960
Europe	16,386	19,531
North America, excluding United States	13,497	13,735
Asia	264	55
	$413,181	$321,281

Total Assets

in thousands
	September 30, 2020	June 30, 2020
Assets by segment
Wholesale Trading & Ancillary Services	$757,234	$599,032
Secured Lending	139,678	140,622
Direct Sales	23,838	18,381
	$920,750	$758,035

in thousands
	September 30, 2020	June 30, 2020
Assets by geographic region
United States	$888,535	$723,252
Europe	18,454	20,993
North America, excluding United States	13,497	13,735
Asia	264	55
	$920,750	$758,035

Long-term Assets

in thousands
	September 30, 2020	June 30, 2020
Long-term assets by segment
Wholesale Trading & Ancillary Services	$43,357	$39,090
Secured Lending	1,232	1,319
Direct Sales	3,235	3,607
	$47,824	$44,016

in thousands
	September 30, 2020	June 30, 2020
Long-term assets by geographic region
United States	$47,771	$43,963
Europe	53	53
	$47,824	$44,016

Capital Expenditures for Property, Plant, and Equipment

in thousands
	Three Months Ended
	September 30, 2020	September 30, 2019
Capital expenditures on property, plant, and equipment by segment
Wholesale Trading & Ancillary Services	$473	$97
Secured Lending	—	37
Direct Sales	3	3
	$476	$137

Goodwill

in thousands
	September 30, 2020	June 30, 2020
Goodwill by segment
Wholesale Trading & Ancillary Services	$8,881	$8,881
Direct Sales (1)	—	—
	$8,881	$8,881

(1)	Direct Sales goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible Assets

in thousands
	September 30, 2020	June 30, 2020
Intangibles by segment
Wholesale Trading & Ancillary Services	$2,896	$2,907
Direct Sales	1,924	2,067
	$4,820	$4,974

19.	SUBSEQUENT EVENTS

Dividend Declaration

On October 29, 2020 the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on November 23, 2020, payable on or about November 30, 2020. The estimated dividends to be paid total $10.6 million.

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

In addition to the risks and uncertainties that may ordinarily influence our business, the Company is exposed to the effects of the COVID-19 pandemic.  The extent to which this outbreak ultimately impacts our results of operations, cash flows, and financial condition will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of this outbreak and the actions taken by governmental authorities and us to contain it or treat its impact.

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

for the comparable periods.

•

Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of September 30, 2020. Included in this section is a discussion of our: outstanding debt, the amount of financial capacity available to fund our future commitments and other financing arrangements.

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

Through its wholly owned subsidiary, AMTAG, the Company promotes A-Mark's products and services throughout the European continent. Through our wholly owned subsidiary TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors, and collectors around the world. Our storage business generated less than 1% of total revenues for each of the periods presented.

The Company's wholly owned subsidiary, AMGL, is based in Las Vegas, Nevada, and provides our customers an array of complementary services, including receiving, handling, inventorying, processing, packing, and shipping of precious metals and custom coins on a secure basis.  Our logistics business generated less than 1% of the total revenues for each of the periods presented.

Through our partially owned subsidiary, AMST, the Company designs and produces minted silver products. The Company operates the Mint pursuant to a joint venture agreement with SilverTowne, L.P.  The Company and SilverTowne L.P. own 69% and 31%, respectively, of AMST.  AMST acquired the entire minting operations (referred to as SilverTowne Mint) of SilverTowne, L.P., with the goal of providing greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments, which have historically created higher demand for precious metals products.

Secured Lending Segment

The Company operates its Secured Lending segment through its wholly owned subsidiaries, Collateral Finance Corporation LLC. ("CFC") and AM Capital Funding, LLC. (“AMCF”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of September 30, 2020, CFC and AMCF had, in aggregate, approximately $84.2 million in secured loans outstanding, of which approximately 61.5% were acquired from third-parties (some of which may be customers of A-Mark) and approximately 38.5% were originated by CFC.

AMCF, a wholly owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC.  AMCF issued, administers, and owns Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98% (collectively referred to as the "Notes").  The Notes have a maturity date of December 15, 2023. For additional information see Note 14 of the notes to condensed consolidated financial statements.

Direct Sales Segment

The Company operates its Direct Sales segment through its wholly owned subsidiaries Goldline Inc. (“Goldline”) and AM IP LLC. ("AMIP"), and through its 50%-owned subsidiary Precious Metals Purchasing Partners, LLC, ("PMPP").

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

In fiscal 2019, the Company formed and capitalized PMPP, a 50%-owned subsidiary of Goldline, pursuant to terms of a joint venture agreement, for the purpose of purchasing precious metals from the partners' retail customers, and then reselling the acquired products to affiliates of the partners.  PMPP commenced its operations in fiscal 2020.

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

In addition, the Company earns revenue by providing storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors and collectors worldwide and by providing storage and order-fulfillment services to our retail customers.  These revenue streams are complementary to our trading activity and represent less than 1% of our revenues.

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

Gold and Silver Ounces Sold and Delivered to Customers.  We look at the number of ounces of gold and silver sold and delivered to our customers (excluding ounces recorded on forward contracts).  These metrics reflect our business volume without regard to changes in commodity pricing, which also impacts revenue but can mask actual business trends.

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

Inventory Turnover.  Inventory turnover is another performance measure on which we are focused and is calculated as the cost of sales divided by the average inventory during the relevant period.  Inventory turnover is a measure of how quickly inventory has moved during the period.  A higher inventory turnover ratio, which we typically experience during periods of higher volatility when trading is more robust, typically reflects a more efficient use of our capital.

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

Number of Secured Loans.  Finally, as a measure of the size of our secured lending segment, we look at the number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of each quarter. Typically, the number of loans increases during periods of increasing precious metal pricing and decreases during periods of declining precious metal prices.

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

Macroeconomic events have positively affected the Company’s trading revenues and gross profit as the volatility of the price of precious metals and numismatics resulted in a material increase in the spread between bid and ask prices on these products. We also experienced substantially increased demand for products in each of our coin and bar, industrial and retail (Goldline) businesses, which we attribute to certain customers seeking to assure a supply of precious metals necessary for the operation of their businesses, and other customers’ seeking the safety of investments in precious metals.  In response to the heightened demand, in certain cases prices for the products we sell have also risen.

We have also experienced certain negative effects in the precious metals market.  Through our CFC finance subsidiary, we make loans to our customers secured by coins and precious metals.  Numerous CFC loans were paid off in March 2020 when the market experienced a temporary drop in precious metal prices, which reduced collateral coverage.  This had the effect of decreasing the size of our loan portfolio and the interest earned on the portfolio.  It also required us to substitute cash and our own precious metals inventory as collateral under our AMCF securitization program, as the pool of loans securing the program declined.  While we did not experience any related losses, there is no assurance that this might not occur in the future.  In the two successive quarters, as silver prices rebounded, the Company has experienced growth in its loan portfolio.

Fiscal Year

Our fiscal year end is June 30 each year.  Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS

Overview of Results of Operations for the Three Months Ended September 30, 2020 and 2019

Condensed Consolidated Results of Operations

The operating results of our business for the three months ended September 30, 2020 and 2019 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,866,116	100.000%	$1,481,014	100.000%	$385,102	26.0%
Gross profit	36,145	1.937%	8,340	0.563%	$27,805	333.4%
Selling, general, and administrative expenses	(10,006)	(0.536)%	(8,270)	(0.558)%	$1,736	21.0%
Interest income	3,983	0.213%	5,768	0.389%	$(1,785)	(30.9%)
Interest expense	(4,293)	(0.230)%	(5,142)	(0.347)%	$(849)	(16.5%)
Other income (expense), net	4,485	0.240%	(166)	(0.011)%	$4,651	2,801.8%
Unrealized losses on foreign exchange	(97)	(0.005)%	(122)	(0.008)%	$(25)	(20.5%)
Net income before provision for income taxes	30,217	1.619%	408	0.028%	$29,809	7,306.1%
Income tax expense	(6,511)	(0.349)%	(105)	(0.007)%	$6,406	6,101.0%
Net income	23,706	1.270%	303	0.020%	$23,403	7,723.8%
Net income attributable to non-controlling interests	623	0.033%	175	0.012%	$448	256.0%
Net income attributable to the Company	$23,083	1.237%	$128	0.009%	$22,955	17,933.6%
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$3.28		$0.02		$3.26	16,300.0%
Diluted	$3.09		$0.02		$3.07	15,350.0%
Performance Metrics:(1)
Gold ounces sold(2)	721,000		576,000		145,000	25.2%
Silver ounces sold(3)	24,248,000		20,911,000		3,337,000	16.0%
Inventory turnover ratio(4)	5.0		4.4		0.6	13.6%
Number of secured loans at period end(5)	1,125		3,571		(2,446)	(68.5%)

(1)	See "Results of Segments" for ticket count volume by segment.
(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(4)

Inventory turnover ratio is the cost of sales divided by average inventory for the period presented above. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers at the end of the period.

Revenues

in thousands, except performance metrics
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,866,116	100.000%	$1,481,014	100.000%	$385,102	26.0%
Performance Metrics
Gold ounces sold	721,000		576,000		145,000	25.2%
Silver ounces sold	24,248,000		20,911,000		3,337,000	16.0%

Revenues for the three months ended September 30, 2020 increased $385.1 million, or 26.0%, to $1.866 billion from $1.481 billion in 2019.  Excluding a decrease of $111.2 million of forward sales, our revenues increased $496.3 million or 40.5% attributable to an increase in the total amount of gold and silver ounces sold and higher selling prices of gold and silver.

Gold ounces sold for the three months ended September 30, 2020 increased 145,000 ounces, or 25.2%, to 721,000 ounces from 576,000 ounces in 2019.  Silver ounces sold for the three months ended September 30, 2020 increased 3,337,000 ounces, or 16.0%, to

24,248,000 ounces from 20,911,000 ounces in 2019. On average, selling prices for gold increased by 29.9% and selling prices for silver increased by 35.2% during the three months ended September 30, 2020 as compared to 2019.

A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market during the quarter.  These factors were brought on by the volatility in precious metal prices caused by macroeconomic and other events.  These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Gross Profit

in thousands, except performance metric
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$36,145	1.937%	$8,340	0.563%	$27,805	333.4%
Performance Metric
Inventory turnover ratio	5.0		4.4		0.6	13.6%

Gross profit for the three months ended September 30, 2020 increased by $27.8 million, or 333.4%, to $36.1 million from $8.3 million in 2019.  The overall gross profit increase was due to higher gross profits from the Wholesale Trading & Ancillary Services and Direct Sales segments.

The Company’s overall gross margin percentage increased by 137.4 basis points or 244.0% to 1.937% from 0.563% in 2019. The increase in gross margin percentage was mainly attributable to significantly wider premium spreads due to increased demand, higher trading profits due to higher volatility, and lower forward sales.

Forward sales increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Our inventory turnover rate for the three months ended September 30, 2020 increased by 13.6%, to 5.0 from 4.4 in 2019.  The increase in our inventory turnover ratio was primarily due to higher volume of ounces sold of precious metals, partially offset by lower volume of ounces sold on forward contracts as well as higher average inventory balances during the three months ended September 30, 2020 as compared to 2019.

Selling, General and Administrative Expense

in thousands
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(10,006)	(0.536)%	$(8,270)	(0.558)%	$1,736	21.0%

Selling, general and administrative expenses for the three months ended September 30, 2020 increased $1.7 million, or 21.0%, to $10.0 million from $8.3 million in 2019. The change was primarily due to increases in compensation expense (including performance-based accruals) of $1.8 million and computer software expense of $0.2 million, which were partially offset by decreases in operating expenses of $0.2 million associated with our Direct Sales segment, and depreciation and amortization expense of $0.1 million.

Interest Income

in thousands, except performance metric
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$3,983	0.213%	$5,768	0.389%	$(1,785)	(30.9%)
Performance Metric
Number of secured loans at period-end	1,125		3,571		(2,446)	(68.5%)

Interest income for the three months ended September 30, 2020 decreased $1.8 million, or 30.9%, to $4.0 million from $5.8 million in 2019.  The aggregate decrease in interest income was primarily due to lower interest income earned by our Secured Lending segment, partially offset by higher other finance product income.

The interest income from our Secured Lending segment decreased by $2.0 million or by 55.9%, which represents the majority of the aggregate decrease in interest income compared with the prior year.  The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current period as compared to the average monthly loan balances for the comparable period.

The number of secured loans outstanding decreased by 68.5% to 1,125 from 3,571 in 2019.  Typically, the number of loans increases during periods of increasing precious metal prices and decreases during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. The Company did not incur loan losses related to these margin calls or borrower loan liquidations. In the two successive quarters, as silver prices rebounded, the Company experienced growth in the number of loans in the portfolio.

The Company did not incur loan losses related to the margin calls or borrower loan liquidations during the three months ended September 30, 2020 or the comparable period.

The interest income from our finance products increased by $0.2 million in comparison to the same year-ago period.

Interest Expense

in thousands
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(4,293)	(0.230)%	$(5,142)	(0.347)%	$(849)	(16.5%)

Interest expense for the three months ended September 30, 2020 decreased $0.8 million, or 16.5% to $4.3 million from $5.1 million in 2019.  The decrease was primarily due to reductions in interest expense related to our Trading Credit Facility and loan servicing fees, partially offset by increases in interest expense related to our liabilities on borrowed metals, and product financing arrangements.  As compared to the same year-ago period, the interest expense decrease by component included: (i) $0.8 million related to the Trading Credit Facility (including debt amortization costs), (ii) $0.3 million of loan servicing fees, which were offset by increases of (iii) $0.1 million of liabilities on borrowed metals, and (iv) $0.1 million of product financing arrangements.

Interest expense primarily decreased due to lower interest rates and lower loan servicing fees due to lower average monthly loan balances, as compared to the prior comparable period.

Other income (expense), net

in thousands
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income (expense), net	$4,485	0.240%	$(166)	(0.011)%	$4,651	2,801.8%

Other income (expense), net for the three months ended September 30, 2020 increased $4.7 million, or 2801.8% to $4.5 million from $(0.2) million in 2019. The aggregate increase was primarily due to (i) an increase in the Company’s proportionate share of our equity-method investees' earnings by $4.1 million, (ii) an increase of $0.3 million in royalties earned, and (iii) a decrease of $0.2 million of costs associated with the settlement of the purchase price of Goldline, compared to the prior comparable period.

Provision for Income Taxes

in thousands
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(6,511)	(0.349)%	$(105)	(0.007)%	$6,406	6,101.0%

Our income tax expense was $6.5 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively.  Our effective tax rate was approximately 21.5% and 25.7% for the three months ended September 30, 2020 and 2019, respectively.  For the three months ended September 30, 2020, our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, offset by the exclusion of profits related to the Company's minority interests, special deduction relating to foreign-derived intangible income, and stock-based-compensation.

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

Results of Operations  — Wholesale Trading & Ancillary Services Segment

The Company operates its Wholesale Trading & Ancillary Services segment through A-Mark Precious Metals, Inc., and its wholly owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), and A-M Global Logistics, LLC. ("Logistics"), and its partially owned subsidiary, AM&ST Associates, LLC. ("AMST" or "SilverTowne" or the "Mint"). Also, the Wholesale Trading & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions.

Overview of Results of Operations for the Three Months Ended September 30, 2020 and 2019

— Wholesale Trading & Ancillary Services Segment

The operating results of our Wholesale Trading & Ancillary Services segment for the three months ended September 30, 2020 and 2019 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,813,708	100.000%	$1,460,933	100.000%	$352,775	24.1%
Gross profit	30,622	1.688%	6,760	0.463%	$23,862	353.0%
Selling, general, and administrative expenses	(7,607)	(0.419)%	(5,802)	(0.397)%	$1,805	31.1%
Interest income	2,438	0.134%	2,262	0.155%	$176	7.8%
Interest expense	(2,948)	(0.163)%	(2,826)	(0.193)%	$122	4.3%
Other income, net	4,126	0.227%	12	0.001%	$4,114	34,283.3%
Unrealized losses on foreign exchange	(97)	(0.005)%	(122)	(0.008)%	$(25)	(20.5%)
Net income before provision for income taxes	$26,534	1.463%	$284	0.019%	$26,250	9,243.0%
Performance Metrics:
Gold ounces sold(1)	704,000		566,000		138,000	24.4%
Silver ounces sold(2)	23,918,000		20,720,000		3,198,000	15.4%
Wholesale Trading ticket volume(3)	35,341		36,248		(907)	(2.5%)

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(3)	Trading ticket volume represents the total number of product orders processed by A-Mark.

Revenues — Wholesale Trading & Ancillary Services

in thousands, except performance metrics
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,813,708	100.000%	$1,460,933	100.000%	$352,775	24.1%
Performance Metrics
Gold ounces sold	704,000		566,000		138,000	24.4%
Silver ounces sold	23,918,000		20,720,000		3,198,000	15.4%

Revenues for the three months ended September 30, 2020 increased $352.8 million, or 24.1%, to $1.814 billion from $1.461 billion in 2019.  Excluding a decrease of $111.2 million of forwards sales, our revenues increased $464.0 million or 38.5% due to an increase in the total amount of gold and silver ounces sold and higher selling prices of gold and silver.

Gold ounces sold for the three months ended September 30, 2020 increased 138,000 ounces, or 24.4%, to 704,000 ounces from 566,000 ounces in 2019.  Silver ounces sold for the three months ended September 30, 2020 increased 3,198,000 ounces, or 15.4%, to 23,918,000 ounces from 20,720,000 ounces in 2019. On average, selling prices for gold increased by 29.5% and selling prices for silver increased by 34.9% during the three months ended September 30, 2020 as compared to 2019.

A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market during the quarter.  These factors were brought on by the volatility in precious metal prices caused by macroeconomic and other events.  These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Gross Profit — Wholesale Trading & Ancillary Services

in thousands, except performance metric
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$30,622	1.688%	$6,760	0.463%	$23,862	353.0%
Performance Metric
Wholesale trading ticket volume	35,341		36,248		(907)	(2.5%)

Gross profit for the three months ended September 30, 2020 increased by $23.9 million, or 353.0%, to $30.6 million from $6.8 million in 2019.  The overall gross profit increase was primarily due to higher sales volumes and increased premium spreads.

This segment’s profit margin percentage increased by 122.5 basis points or 264.6% to 1.688% from 0.463% in 2019. The increase in gross margin percentage was mainly attributable to significantly wider premium spreads due to increased demand, higher trading profits due to higher volatility, and lower forward sales.  Forward sales increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

The wholesale trading ticket volume for the three months ended September 30, 2020 decreased by 907 tickets, or 2.5%, to 35,341 tickets from 36,248 tickets in 2019.  The decrease in our trading ticket volume was primarily due to fewer online sales orders, which are typically for smaller orders, as compared to 2019.

Selling, General and Administrative Expenses — Wholesale Trading & Ancillary Services

in thousands
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(7,607)	(0.419)%	$(5,802)	(0.397)%	$1,805	31.1%

Selling, general and administrative expenses for the three months ended September 30, 2020 increased $1.8 million, or 31.1%, to $7.6 million from $5.8 million in 2019. The change was primarily due to increases in compensation accruals (including performance-based accruals) of $1.8 million.

Interest Income — Wholesale Trading & Ancillary Services

in thousands
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,438	0.134%	$2,262	0.155%	$176	7.8%

Interest income for the three months ended September 30, 2020 increased $0.2 million, or 7.8%, to $2.4 million from $2.3 million in 2019.  The overall increase is primarily due to $0.2 million of finance product income and $0.1 million of interest income earned from a note receivable, partially offset by a $0.1 million decrease in margin interest income.

Interest Expense — Wholesale Trading & Ancillary Services

in thousands
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,948)	(0.163)%	$(2,826)	(0.193)%	$122	4.3%

Interest expense for the three months ended September 30, 2020 increased $0.1 million, or 4.3% to $2.9 million from $2.8 million in 2019. The net increase of $0.1 million was primarily related to our liability on borrowed metals transactions.

Other income, net — Wholesale Trading & Ancillary Services

in thousands
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$4,126	0.227%	$12	0.001%	$4,114	34,283.3%

Other income, net for the three months ended September 30, 2020 increased $4.1 million or 34283.3% to $4.1 million from $0.0 million in 2019.  The aggregate increase was primarily due the Company’s proportionate share of our equity-method investees' earnings.

Results of Operations —  Secured Lending Segment

The Company operates its Secured Lending segment through its wholly owned subsidiaries, Collateral Finance Corporation LLC. ("CFC") and AM Capital Funding, LLC. (“AMCF”).  AMCF was formed in September 2018, and its financial activity was incorporated into the Secured Lending segment's results thereafter.

Overview of Results of Operations for the Three Months Ended September 30, 2020 and 2019

—  Secured Lending Segment

The operating results of our Secured Lending segment for the three months ended September 30, 2020 and 2019 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$1,545	100.000%	$3,506	100.000%	$(1,961)	(55.9%)
Interest expense	(1,345)	(87.055)%	(2,316)	(66.058)%	$(971)	(41.9%)
Selling, general and administrative expenses	(496)	(32.104)%	(348)	(9.926)%	$148	42.5%
Other income, net	359	23.236%	42	1.198%	$317	754.8%
Net income before provision for income taxes	$63	4.078%	$884	25.214%	$(821)	(92.9%)
Performance Metric:
Number of secured loans at period end(1)	1,125		3,571		(2,446)	(68.5%)

(1)	Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Three Months Ended September 30,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$1,545	100.000%	$3,506	100.000%	$(1,961)	(55.9%)
Performance Metric
Number of secured loans at period-end	1,125		3,571		(2,446)	(68.5%)

Interest income for the three months ended September 30, 2020 decreased $2.0 million, or 55.9%, to $1.5 million from $3.5 million in 2019. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current period as compared to the average monthly loan balances for the comparable three-month period.  The number of secured loans outstanding decreased by 68.5% to 1,125 from 3,571 in 2019.  Typically, the number of loans increases during periods of increasing precious metal prices and decreases during periods of declining precious metal prices. Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. The Company did not incur loan losses related to these margin calls or borrower loan liquidations.  In the two successive quarters, as silver prices rebounded, the Company experienced growth in the number of loans in the portfolio.

The Company did not incur loan losses related to the margin calls or borrower loan liquidations during the three months ended September 30, 2020 or the comparable period.

Interest Expense — Secured Lending

in thousands
Three Months Ended September 30,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(1,345)	(87.055)%	$(2,316)	(66.058)%	$(971)	(41.9%)

Interest expense for the three months ended September 30, 2020 decreased $1.0 million, or 41.9% to $1.3 million from $2.3 million in 2019.  The change in interest expense is driven by the value of our secured loan portfolio, which is primarily financed through our notes payable and Trading Credit Facility.  As compared to the same year-ago period, interest expense related to notes payable and Trading Credit Facility decreased by $0.7 million and loan servicing costs decreased by $0.3 million.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Three Months Ended September 30,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(496)	(32.104)%	$(348)	(9.926)%	$148	42.5%

Selling, general and administrative expenses for the three months ended September 30, 2020 increased $0.1 million, or 42.5%, to $0.5 million from $0.4 million in 2019.  The increase was primarily due to an increase in amortization and depreciation expense.

Other Income — Secured Lending

in thousands
Three Months Ended September 30,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$359	23.236%	$42	1.198%	$317	754.8%

Other income, net for the three months ended September 30, 2020 increased $0.3 million, or 754.8%, to $0.4 million from $0.1 million in 2019.  The increase of $0.3 million was due to royalty income earned from a related party.  (See Note 13 of the notes to condensed consolidated financial statements.)

Results of Operations  — Direct Sales Segment

The Company operates its Direct Sales segment through its wholly-owned subsidiaries Goldline Inc. (“Goldline”) and AM IP LLC. ("AMIP"), and through its 50%-owned subsidiary Precious Metals Purchasing Partners, LLC. ("PMPP").  In fiscal 2018, management commenced our reporting of Direct Sales segment as a result of the acquisition of Goldline.  In connection with our formation of AMIP in May 2018, the financial activity of AMIP was incorporated into the Direct Sales segment's fiscal 2019 results. In connection with the commencement of PMPP’s operations in July 2019, the financial activity of PMPP was incorporated into the Direct Sales segment's results.

Overview of Results of Operations for the Three Months Ended September 30, 2020 and 2019

— Direct Sales Segment

The operating results of our Direct Sales segment for the three months ended September 30, 2020 and 2019 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2020				2019				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$52,408	(a)	100.000%		$20,081	(c)	100.000%		$32,327	161.0%
Gross profit	5,523		10.538%	(b)	1,580		7.868%	(d)	$3,943	249.6%
Selling, general and administrative expenses	(1,903)		(3.631)%		(2,120)		(10.557)%		$(217)	(10.2)%
Other expense	—		0.000%		(220)		(1.096)%		$(220)	(100.0)%
Net income (loss) before provision for income taxes	$3,620		6.907%		(760)		(3.785)%		$4,380	576.3%
Performance Metrics:
Gold ounces sold(1)	17,000				10,000				7,000	70.0%
Silver ounces sold(2)	330,000				191,000				139,000	72.8%
Direct Sales ticket volume(3)	4,607				3,476				1,131	32.5%

(a)	Includes $4.7 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.
(b)	Gross profit percentage realized from sales, excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary services segment, is 11.563% for the period.
(c)	Includes $8.6 million of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment.
(d)	Gross profit percentage realized from sales, excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary services segment, is 11.460% for the period.
(1)	Gold ounces sold represents the ounces of gold product sold during the three-month period.
(2)	Silver ounces sold represents the ounces of silver product sold during the three-month period.
(3)	Direct Sales segment trading ticket volume represents the total number of product orders processed by Goldline and PMPP.

Segment Results — Direct Sales

Revenues — Direct Sales

in thousands, except performance metrics
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$52,408	100.000%	$20,081	100.000%	$32,327	161.0%
Performance Metrics:
Gold ounces sold	17,000		10,000		7,000	70.0%
Silver ounces sold	330,000		191,000		139,000	72.8%

Revenues for the three months ended September 30, 2020 increased $32.3 million, or 161.0%, to $52.4 million from $20.1 million in 2019. Excluding inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, revenues were $47.7 million for the three months ended September 30, 2020 and $11.5 million for the three months ended September 30, 2019.

Gold ounces sold for the three months ended September 30, 2020 increased 7,000 ounces, or 70.0%, to 17,000 ounces from 10,000 ounces in 2019.  Silver ounces sold for the three months ended September 30, 2020 increased 139,000 ounces, or 72.8%, to 330,000 ounces from 191,000 ounces in 2019. On average, the selling prices for gold increased by 44.1% and selling prices for silver increased by 46.1% during the three months ended September 30, 2020 as compared to 2019.

A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market during the last three successive quarters.  These factors were brought on by the recent volatility in precious metal prices caused by macroeconomic and other events.  These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Gross Profit — Direct Sales

in thousands, except performance metric
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$5,523	10.538%	$1,580	7.868%	$3,943	249.6%
Performance Metric:
Direct Sales ticket volume	4,607		3,476		1,131	32.5%

Gross profit for the three months ended September 30, 2020 increased by $3.9 million, or 249.6%, to $5.5 million from $1.6 million in 2019.  The Company’s profit margin percentage increased by 267.0 basis points or by 33.9% to 10.538% from 7.868% in 2019. Excluding the impact of inter-segment sales from the Direct Sales segment to the Wholesale Trading & Ancillary Services segment, the Direct Sales segment's gross profit margin percentage increased by 10.3 basis points or by 0.9% to 11.563% from 11.460% in 2019.

The Direct Sales ticket volume for the three months ended September 30, 2020 increased by 1,131 tickets, or 32.5%, to 4,607 tickets from 3,476 tickets in 2019.  The increase in trading ticket volume was primarily due to higher demand as compared to 2019.

Selling, General and Administrative Expense — Direct Sales

in thousands
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(1,903)	(3.631)%	$(2,120)	(10.557)%	$(217)	(10.2)%

Selling, general and administrative expenses for the three months ended September 30, 2020 decreased $0.2 million, or 10.2%, to $1.9 million from $2.1 million in 2019.  The decrease in selling, general and administrative expenses was primarily due to cost reduction efforts implemented at Goldline, resulting in reductions of legal costs of $0.2 million, computer consulting costs of $0.1 million, and personnel costs of $0.1 million, which were partially offset by increases in advertising costs of $0.2 million.

Other expense — Direct Sales

in thousands
Three Months Ended September 30,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other expense, net	$—	0.000%	$(220)	(1.096)%	$(220)	-100.0%

For the three months ended September 30, 2019, other expense of $0.2 million related to a one-time charge in connection with the settlement of the purchase price of Goldline.  There was no activity for the current comparable quarter.

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.

A substantial portion of our assets are liquid. As of September 30, 2020, approximately 94.5% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventories, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.

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

We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements and draws upon and pays down its lines of credit so as to minimize interest expense.

The Company believes that the Trading Credit Facility (as defined below), the notes payable, liabilities on borrowed metals, and product financing arrangements provide adequate means to capital for its operations. (See Note 14 of the notes to condensed consolidated financial statements.)

Lines of Credit

in thousands
	September 30, 2020	June 30, 2020	September 30, 2020 Compared to June 30, 2020
Lines of credit	$214,000	$135,000	$79,000

Effective March 27, 2020, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as joint lead lender and administrative agent and Natixis acts as joint lead arranger and syndication agent for the syndicate.  As of September 30, 2020, the Trading Credit Facility provided the Company with access up to $270.0 million, featuring a $257.5 million base, with a $12.5 million accordion option. The maturity date of the credit facility is March 26, 2021.  The Trading Credit Facility was formed on March 31, 2016, and the Company has successfully amended and extended the terms of the Trading Credit Facility each year since its inception.

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

Notes Payable

in thousands
	September 30, 2020	June 30, 2020	September 30, 2020 Compared to June 30, 2020
Notes payable	$92,692	$92,517	$175

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

As of September 30, 2020, the consolidated aggregate carrying balance of the Notes was $92.7 million (which excludes the $5.0 million Note that the Company retained), and the remaining unamortized loan cost balance was approximately $2.3 million, which is amortized using the effective interest method through the maturity date. (See Note 14 of the notes to condensed consolidated financial statements.)

Liabilities on Borrowed Metals

in thousands
	September 30, 2020	June 30, 2020	September 30, 2020 Compared to June 30, 2020
Liabilities on borrowed metals	$153,752	$168,206	$(14,454)

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

Product Financing Arrangements

in thousands
	September 30, 2020	June 30, 2020	September 30, 2020 Compared to June 30, 2020
Product financing arrangements	$101,599	$74,678	$26,921

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

Secured Loans Receivable

in thousands
	September 30, 2020	June 30, 2020	September 30, 2020 Compared to June 30, 2020
Secured loans receivable	$84,223	$63,710	$20,513

CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins that affords our customers a convenient means of financing their inventory or collections. (See Note 5 of the notes to condensed consolidated financial statements.) AMCF also purchases and holds secured loans from CFC to meet its collateral requirements related to the Notes. (See Note 14 of the notes to condensed consolidated financial statements.)  Most of the Company's secured loans are short-term in nature. The renewal of these instruments is at the discretion of the Company and, as such, provides us with some flexibility in regard to our capital deployment strategies.

Dividends

On September 3, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on September 21, 2020, payable on or about September 25, 2020. The dividends paid totaled $10.6 million.

Cash Flows

The majority of the Company’s trading activities involve two-day value trades under which payment is received in advance of delivery or product is received in advance of payment.  The high volume, rapid rate of inventory turnover, and high average value per trade can cause material changes in the sources of cash used in or provided by operating activities on a daily basis. The Company manages these variances through its liquidity forecasts and counterparty limits by maintaining a liquidity reserve to meet the Company’s cash needs.  The Company uses various short-term financial instruments to manage the rapid cycle of our trading activities from customer purchase order to cash collections and product delivery, which can cause material changes in the amount of cash used in or provided by financing activities on a daily basis.

The following summarizes components of our condensed consolidated statements of cash flows for the three months ended September 30, 2020 and 2019:

in thousands
Year Ended	September 30, 2020	September 30, 2019	September 30, 2020 Compared to September 30, 2019
Net cash used in operating activities	$(98,072)	$(62,479)	$(35,593)
Net cash used in investing activities	$(25,269)	$(35,005)	$9,736
Net cash provided by financing activities	$95,386	$101,625	$(6,239)

Our principal capital requirements have been to fund (i) working capital and (ii) investing activity. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.

Net cash used in operating activities

Operating activities used $98.1 million and $62.5 million in cash for the three months ended September 30, 2020 and 2019, respectively, representing a $35.6 million increase in the use of cash compared to the three months ended September 30, 2019.   This increase in cash used is mainly due to higher usage of working capital balances, offset by higher net income generated from increased demand for precious metal products. The use of cash due to changes in working capital balances included: derivative assets, receivables, inventories, and liabilities on borrowed metals, partially offset by an increase in cash due to changes in working capital balances of: accounts payable and other current liabilities and precious metals held under financing arrangements.

Net cash used in investing activities

Investing activities used $25.3 million and $35.0 million in cash for the three months ended September 30, 2020 and 2019, respectively, representing a $9.7 million decrease in the use of cash compared to the three months ended September 30, 2019.  This period over period decrease was due to the change in the use of cash for secured loans and other notes receivables of $7.1 million and $3.0 million respectively.

Net cash provided by financing activities

Financing activities provided $95.4 million and $101.6 million in cash for the three months ended September 30, 2020 and 2019, respectively, representing a $6.2 million decrease in the source of cash compared to the three months ended September 30, 2019.  This period over period decrease was primarily due to a decrease in the source of cash from product financing arrangements of $37.7 million and dividends paid of $10.6 million; offset by an increase in the source of cash from the Trading Credit Facility of $42.0 million.

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

Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers.  Our forwards contracts open at September 30, 2020 are scheduled to settle within 60 days. Futures positions do not have settlement dates.  The Company typically uses futures contracts for its shorter-term hedge positions and forward contracts for longer term hedge positions.

The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC".) Unrealized gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as derivative assets or liabilities. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures are recorded in cost of sales.

The Company’s net gains on derivative instruments for the three months ended September 30, 2020 and 2019, totaled $78.3 million and $25.1 million, respectively. These net gains on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of September 30, 2020 and June 30, 2020:

in thousands
	September 30, 2020	June 30, 2020
Inventories	$413,181	$321,281
Precious metals held under financing arrangements	158,756	178,577
	571,937	499,858
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(9)	(17)
Premium on metals position	(6,770)	(3,684)
Precious metal value not hedged	(6,779)	(3,701)
	565,158	496,157
Commitments at market:
Open inventory purchase commitments	711,710	514,553
Open inventory sales commitments	(318,921)	(309,134)
Margin sale commitments	(6,864)	(14,652)
In-transit inventory no longer subject to market risk	(8,089)	(3,605)
Unhedgeable premiums on open commitment positions	2,970	2,779
Borrowed precious metals	(153,752)	(168,206)
Product financing arrangements	(101,599)	(74,678)
Advances on industrial metals	394	318
	125,849	(52,625)
Precious metal subject to price risk	691,007	443,532
Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	112,243	73,948
Precious metals futures contracts at market values	578,448	369,842
Total market value of derivative financial instruments	690,691	443,790

Net precious metals subject to commodity price risk	$316	$(258)

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At September 30, 2020, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

Commitments and Contingencies

Refer to Note 15 for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020 and June 30, 2020, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands
	September 30, 2020	June 30, 2020
Purchase commitments	$711,710	$514,553
Sales commitments	$(318,921)	$(309,134)
Margin sale commitments	$(6,864)	$(14,652)
Open forward contracts	$112,243	$73,948
Open futures contracts	$578,448	$369,842
Foreign exchange forward contracts	$6,349	$4,599

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

Inventories

The Company's inventory primarily includes bullion and bullion coins, which is acquired and initially recorded at cost and then marked to fair market value.  The fair market value of the bullion and bullion coins is comprised of two components: (i) published market values attributable to the cost of the raw precious metal, and (ii) a published premium paid at acquisition of the metal.  The premium is attributable to the additional value of the product in its finished goods form and the market value attributable solely to the premium may be readily determined, as it is published by multiple reputable sources.  The premium is included in the cost of the inventory, paid at acquisition, and is a component of the total fair market value of the inventory. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged.

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

The Company enters into product financing agreements for the transfer and subsequent option to reacquire its gold and silver inventory at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, charged by the third-party finance company.  During the term of the financing agreement, the third-party company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the termination (repurchase) date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified as interest expense.   These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements, and are reflected in the condensed consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is restricted) are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income.

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

Goodwill and Other Purchased Intangible Assets

We evaluate goodwill and other indefinite-lived intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite-lived intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. We may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, a quantitative impairment test is performed. This step requires us to determine the fair value of the business and compare the calculated fair value of a reporting unit with its carrying amount, including goodwill. If through this quantitative analysis the Company determines the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not to be impaired. If the Company concludes that the fair value of the reporting unit is less than its carrying value, a goodwill impairment will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

Our business depends substantially on our ability to obtain financing for our operations. The Trading Credit Facility (as further described and defined below) provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility is an uncommitted demand facility provided by a syndicate of financial institutions (the “Trading Credit Lenders”) and is currently scheduled to mature on March 26, 2021.  A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes.  Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance its lending activities.

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

We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility.  Amounts under the Trading Credit Facility bear interest based on one-month LIBOR plus (i) 2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 0.15% as of September 30, 2020.

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

•	We make advances to our customers on unrefined metals secured by materials received from the customer. These advances are limited to a portion of the materials received.
•	The Company makes unsecured, short-term, non-interest-bearing advances to wholesale metals dealers and government mints.
•	The Company periodically extends short-term credit through the issuance of notes receivable to approved customers at interest rates determined on a customer-by-customer basis.

Our ability to minimize losses on the credit that we extend to our customers depends on a variety of factors, including:

•	our loan underwriting and other credit policies and controls designed to assure repayment, which may prove inadequate to prevent losses;
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

One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. One customer represented 20.6% of A-Mark's revenues for the three months ended September 30, 2020.  The same customer represented 4.8% of A-Mark's revenues for the three months ended September 30, 2019.  If our relationships with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.

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

•

We engage in transactions with numerous financial counterparties.  If these parties were to experience significant financial reversals, for example as a result of investments in sectors that have suffered severe downturns as a result of the COVID-19 pandemic, these parties may be unable to comply with their financial obligations to us, may cease transacting business with us or could curtail or terminate the credit that they extend to us.  While we deal with a significant number of counterparties, we nonetheless have concentration in our customer base, with 20.6% of our revenues in the three months ended September 30, 2020 being attributable to one customer.  To the extent that the COVID-19 pandemic were to materially and adversely affect the financial condition of customers responsible for a material portion of our revenues, our business could be correspondingly impaired.

•

We require a regular supply of newly minted coins and other numismatics in the conduct of our coin and bar and retail Goldline businesses.  We conduct the AMST joint venture, which supplies a portion of our requirements for silver products.  We are also dependent on the production of gold and silver mints around the world for the supply of the majority of our product requirements.  A number of mints, and refineries that supply gold and silver for the mints, reduced the capacity of their operations during the COVID-19 crisis, and as a result we have recently experienced periods when precious metals products were unavailable to us.  The uncertainty regarding the availability of coin and other products could make it difficult for us to commit to future delivery, could make it more difficult for us to forecast and plan for our coin and bar operations and could otherwise adversely impact this aspect of our business.

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

Our performance is dependent on our senior management and certain other key employees. We have employment agreements with Greg Roberts, our CEO, and Brian Aquilino, our COO, which both expire on June 30, 2023, and with Thor Gjerdrum, our President, which expires on June 30, 2022. These and other employees have expertise in the trading markets, have industry-wide reputations, and perform critical functions for our business.  We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees.  Also, there is significant competition for skilled precious metals traders and other industry professionals.  The loss of our current key officers and employees, without the ability to replace them, would have a materially adverse effect on our business.

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

We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient to fund future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase, or shareholders may be diluted as we implement our growth strategy.

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

The business of buying and selling precious metals is global and highly competitive. The Company competes with precious metals trading firms and banks throughout North America, Europe and elsewhere in the world, some of whom have greater financial and other resources, and greater name recognition, than the Company.  We believe that, as a full-service firm devoted exclusively to precious metals trading, we offer pricing, product availability, execution, financing alternatives and storage options that are attractive to our customers and allow us to compete effectively. We also believe that our purchaser/distributorship arrangements with various governmental mints give us a competitive advantage in our coin distribution business.  However, given the global reach of the precious metals trading business, the absence of intellectual property protections and the availability of numerous, evolving platforms for trading in precious metals, we cannot assure you that A-Mark will be able to continue to compete successfully or that future developments in the industry will not create additional competitive challenges.

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

By the nature of our business, we maintain significant amounts of customer data on our systems.  Moreover, certain third-party providers have access to confidential data concerning the Company in the ordinary course of their business relationships with the Company. In recent years, various companies, including companies that are significantly larger than us, have reported breaches of their computer systems that have resulted in the compromise of customer data.  Any compromise or breach of customer or company data held or maintained by either the Company or our third-party providers could significantly damage our reputation and result in costs, lost trades, fines and lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches.

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

Stack’s-Bowers Numismatics LLC. ("Stack's Bowers"), which is primarily engaged in the business of auctions of high-value and rare coins and in coin retailing, is a wholly owned subsidiary of SGI, our former parent and a related party.  We have engaged in the past, and continue to engage, in transactions with Stack’s Bowers, some of which are presently on-going.  These transactions include secured lending transactions in which Stack’s Bowers is the borrower, and other transactions involving the purchase and sale of rare coins. The Company and SGI have two officers and a director in common.  In addition, a majority of the board of directors of the Company has retained an ownership interest in SGI that in the aggregate represents a controlling interest in SGI.   All transactions between the Company and Stack’s Bowers are approved by our Audit Committee, and we believe that all such transactions are on terms no less favorable to the Company than would be obtained from an unaffiliated third party.  Nonetheless, these transactions could be perceived as being conflicted.

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

The Company is subject to risks relating to its AMST operations.

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

The Company is a party to an exclusive distribution agreement with AMST with respect to the silver products produced by AMST.  Under this agreement, which terminates in August 2021 unless automatically renewed for an additional two years (subject to early termination under certain circumstances) the Company is currently required, through November 2020, to order no less than 500,000 ounces of silver products per week (which amount is subject to re-evaluation every 60 days.) The price paid per ounce is mutually determined by the parties and is subject to adjustments every six months during the term.

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

On September 3. 2020 The Company’s Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on September 21, 2020, which was paid on September 25, 2020.

See Note 19 for information about a non-recurring special dividend declared by the Board of Directors in the second quarter of fiscal 2021.

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

Members of our board and management beneficially own approximately 33% of our outstanding common stock. Acting together in their capacity as shareholders, the board members and management could exert substantial influence over matters on which a shareholder vote is required, such as the approval of business combination transactions.  Also because of the size of their beneficial ownership, the board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on shareholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public shareholders to influence the affairs of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of September 30, 2020, no shares had been repurchased under the program.

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

A-MARK PRECIOUS METALS, INC.
Date:	November 12, 2020	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	November 12, 2020	By:	/s/ Kathleen Simpson-Taylor
			Name:	Kathleen Simpson-Taylor
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	November 12, 2020
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	November 12, 2020
Kathleen Simpson-Taylor	(Principal Financial Officer)