Form 10-Q
period 2020-12-31
A-Mark Precious Metals, Inc.
filed 2021-02-10
CIK 1591588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☑    No  ☐

As of February 4, 2021, the registrant had 7,195,434 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Six Months Ended December 31, 2020

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data) (unaudited)

	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash(1)	$14,922	$52,325
Receivables, net(1)	101,864	49,142
Derivative assets(1)	57,849	46,325
Secured loans receivable(1)	95,817	63,710
Precious metals held under financing arrangements(1)	160,255	178,577
Inventories:
Inventories(1)	245,151	246,603
Restricted inventories	272,531	74,678
	517,682	321,281
Prepaid expenses and other assets(1)	3,131	2,659
Total current assets	951,520	714,019
Operating lease right of use assets	3,642	4,223
Property, plant, and equipment, net	5,913	5,675
Goodwill	8,881	8,881
Intangibles, net	4,657	4,974
Long-term investments	30,013	16,763
Other long-term assets	2,500	3,500
Total assets	$1,007,126	$758,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$175,000	$135,000
Liabilities on borrowed metals	141,796	168,206
Product financing arrangements	272,531	74,678
Accounts payable and other current liabilities	142,372	140,930
Derivative liabilities(1)	50,809	25,414
Accrued liabilities(1)	9,431	10,397
Income tax payable	715	2,135
Total current liabilities	792,654	556,760
Notes payable(1)	92,874	92,517
Deferred tax liabilities	62	62
Other liabilities	3,108	3,802
Total liabilities	888,698	653,141
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of December 31, 2020 and June 30, 2020	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 7,131,462 and 7,031,500 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	72	71
Additional paid-in capital	29,093	27,289
Retained earnings	84,461	73,644
Total A-Mark Precious Metals, Inc. stockholders’ equity	113,626	101,004
Non-controlling interests	4,802	3,890
Total stockholders’ equity	118,428	104,894
Total liabilities, non-controlling interests and stockholders’ equity	$1,007,126	$758,035

(1)	Includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

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

	December 31, 2020	June 30, 2020
ASSETS OF THE CONSOLIDATED VIE
Cash	$3,529	$26,697
Receivables, net	446	3,005
Secured loans receivable	69,937	34,739
Precious metals held under financing arrangements	27,889	20,968
Inventories	7,907	24,057
Prepaid expenses and other assets	42	16
Total assets of the consolidated variable interest entity	$109,750	$109,482
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$15,010	$13,275
Derivative liabilities	87	541
Accrued liabilities	728	387
Notes payable(2)	97,875	97,517
Total liabilities of the consolidated variable interest entity	$113,700	$111,720

(1)	This is an intercompany balance, which is eliminated in consolidation and hence it is not shown on the condensed consolidated balance sheets.
(2)	$5.0 million of the Notes are held by A-Mark, which is eliminated in consolidation and hence not shown on the condensed consolidated balance sheets.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data) (unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Revenues	$1,518,744	$1,055,590	3,384,860	$2,536,604
Cost of sales	1,499,993	1,047,459	3,329,964	2,520,133
Gross profit	18,751	8,131	54,896	16,471
Selling, general, and administrative expenses	(9,033)	(7,870)	(19,039)	(16,140)
Interest income	4,533	6,232	8,516	12,000
Interest expense	(5,037)	(5,081)	(9,330)	(10,223)
Other income (expense), net	2,567	150	7,052	(16)
Unrealized gains (losses) on foreign exchange	19	125	(78)	3
Net income before provision for income taxes	11,800	1,687	42,017	2,095
Income tax expense	(2,586)	(432)	(9,097)	(537)
Net income	9,214	1,255	32,920	1,558
Net income attributable to non-controlling interests	289	21	912	196
Net income attributable to the Company	$8,925	$1,234	$32,008	$1,362
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$1.26	$0.17	$4.53	$0.19
Diluted	$1.16	$0.17	$4.21	$0.19

Weighted average shares outstanding:
Basic	7,063,000	7,031,400	7,064,800	7,031,400
Diluted	7,713,300	7,056,300	7,610,400	7,074,800

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data) (unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2019	7,031,450	71	26,452	43,135	69,658	2,908	72,566
Net income	—	—	—	128	128	175	303
Share-based compensation	—	—	166	—	166	—	166
Balance, September 30, 2019	7,031,450	71	26,618	43,263	69,952	3,083	73,035
Net income	—	—	-	1,234	1,234	21	1,255
Share-based compensation	—	—	244	—	244	—	244
Balance, December 31, 2019	7,031,450	71	26,862	44,497	71,430	3,104	74,534

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2020	7,031,500	71	27,289	73,644	101,004	3,890	104,894
Net income	—	—	—	23,083	23,083	623	23,706
Share-based compensation	—	—	178	—	178	—	178
Net settlement on issuance of common shares on exercise of options	35,030	—	416	—	416	—	416
Dividends declared ($1.50 per common share)	—	—	—	(10,553)	(10,553)	—	(10,553)
Balance, September 30, 2020	7,066,530	71	27,883	86,174	114,128	4,513	118,641
Net income	—	—	—	8,925	8,925	289	9,214
Share-based compensation	—	—	210	—	210	—	210
Net settlement on issuance of common shares on exercise of options	64,932	1	1,000	—	1,001	—	1,001
Dividends declared ($1.50 per common share)	—	—	—	(10,638)	(10,638)	—	(10,638)
Balance, December 31, 2020	7,131,462	72	29,093	84,461	113,626	4,802	118,428

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands) (unaudited)

Six Months Ended December 31,	2020	2019
Cash flows from operating activities:
Net income	$32,920	$1,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,006	1,334
Amortization of loan cost	968	730
Deferred income taxes	—	474
Interest added to principal of secured loans	(4)	(10)
Share-based compensation	388	410
Earnings from equity method investments	(6,488)	(114)
Changes in assets and liabilities:
Receivables	(52,722)	2,297
Secured loans receivable	(309)	2,131
Secured loans made to affiliates	8,662	5,108
Derivative assets	(11,524)	(2,931)
Income tax receivable	—	7
Precious metals held under financing arrangements	18,322	11,820
Inventories	(196,401)	29,930
Prepaid expenses and other assets	(532)	359
Accounts payable and other current liabilities	1,442	174
Derivative liabilities	25,395	(923)
Liabilities on borrowed metals	(26,410)	(8,255)
Accrued liabilities	(1,068)	(743)
Income tax payable	(1,420)	—
Net cash (used in) provided by operating activities	(207,775)	43,356
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(937)	(455)
Purchase of long-term investments	(6,763)	—
Purchase of intangible assets	—	(150)
Secured loans receivable, net	(40,456)	(34,274)
Other secured loans, net	1,000	(3,500)
Net cash used in investing activities	(47,156)	(38,379)
Cash flows from financing activities:
Product financing arrangements, net	197,853	(14,739)
Dividends paid	(21,191)	—
Borrowings and repayments under lines of credit, net	40,000	13,000
Debt funding issuance costs	(551)	—
Net settlement on issuance of common shares on exercise of options	1,417	—
Net cash provided by (used in) financing activities	217,528	(1,739)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(37,403)	3,238
Cash, cash equivalents, and restricted cash, beginning of period	52,325	8,320
Cash, cash equivalents, and restricted cash, end of period	$14,922	$11,558
Supplemental disclosures of cash flow information:
Interest paid	$7,721	$10,026
Income taxes paid	$11,561	$50
Income taxes refunded	$(1,044)	$—
Non-cash investing and financing activities:
Interest added to principal of secured loans	$4	$10

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

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services (formerly known as Wholesale Trading & Ancillary Services segment), (ii) Secured Lending, and (iii) Direct Sales. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification (“ASC”). (See Note 18.)

The Wholesale Sales & Ancillary Services segment name change was to the name only and had no impact on the Company's historical financial position, results of operations, cash flow or segment level results previously reported.

Wholesale Sales & Ancillary Services

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. The products sold within this segment include: gold, silver, platinum, and palladium primarily in the form of coins, rounds, bars, wafers, and grain. This segment's trading-related services include: consignment, storage, logistics, hedging, and various customized financial programs.

Through its wholly owned subsidiary, A-Mark Trading AG (“AMTAG”), the Company promotes A-Mark's goods and services to the international market. Transcontinental Depository Services (“TDS”), also a wholly owned subsidiary of the Company, offers worldwide storage solutions to institutions, dealers, and consumers.

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

Direct Sales

The Company's wholly-owned subsidiary, Goldline, Inc. ("Goldline"), is a direct retailer of precious metals to the investor community.  Goldline markets its precious metal products primarily on radio, television, and the internet.  Goldline sells gold and silver bullion in the form of coins, rounds, and bars.

AM IP LLC. ("AMIP"), a wholly owned subsidiary of Goldline, manages its intellectual property.

Precious Metals Purchasing Partners, LLC, ("PMPP"), is a 50% owned subsidiary of Goldline.  PPMP acquires precious metals from retail customers and resells the metals to partners or affiliates of the joint venture.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements reflect the financial condition, results of operations, statement of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly owned, majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary.  Our condensed consolidated financial statements include the accounts of A-Mark, AMTAG, TDS, AMGL, AMST, CFC, AMCF, Goldline, AMIP, and PMPP (collectively the “Company”).  Intercompany accounts and transactions are eliminated.

Comprehensive Income

For the six months ended December 31, 2020 and 2019, there were no items that gave rise to other comprehensive income or loss, and, as a result net income equaled comprehensive income.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended 2020 (the “2020 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2020 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2020 Annual Report.

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

A VIE is consolidated for accounting purposes by its primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the VIEs economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates VIEs when it is deemed to be the primary beneficiary. Management regularly reviews and reconsiders its previous conclusions regarding whether it holds a variable interest in potential VIEs, the status of an entity as a VIE, and whether the Company is required to consolidate such VIEs in the consolidated financial statements.

AMCF, a wholly owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities.  The Company has various forms of ongoing involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of December 31, 2020 and June 30, 2020, are indicated on the table that follows the condensed consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2020 and June 30, 2020.

As of December 31, 2020 and June 30, 2020, the Company has $0.2 million and $0.2 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California.

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

These arrangements are typically terminable by either party upon 14 days' notice.  Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of December 31, 2020 and June 30, 2020, precious metals held under financing arrangements totaled $160.3 million and $178.6 million respectively.

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

Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. The depreciable life of ROU assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants. Components of operating lease expense for the three and six months ended December 31, 2020 and 2019 were as follows:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Operating lease costs	$350	$350	$699	$699
Short term and variable lease costs	91	99	224	192
Finance lease costs	5	5	11	11
Sublease income	—	(27)	—	(54)
Total lease costs, net	$446	$427	$934	$848

For the six months ended December 31, 2020 and 2019, we made cash payments for operating lease obligations of $0.8 million and $0.7 million, respectively. These payments are included in operating cash flows.  At December 31, 2020, the weighted-average remaining lease term under our capitalized operating leases was 4.2 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of December 31, 2020:

Years ending June 30,	Operating Leases
2021 (6 months remaining)	767
2022	1,313
2023	834
2024	860
2025	816
Thereafter	370
Total lease payments	4,960
Less imputed interest	(490)
	$4,470	(1)
Operating lease liability - current	$1,362	(2)
Operating lease liability - long-term	3,108	(3)
	$4,470	(1)

(1)	Represents the present value of the capitalized operating lease liabilities as of December 31, 2020.
(2)	Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)	Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.

The Company has no related party leases. We do not have leases that have not yet commenced, which would create significant rights and obligations for us, including any involvement with the construction or design of the underlying asset.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated using a straight line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Depreciation and amortization commences when the related assets are placed into service. Internal-use software development costs are capitalized during the application development stage. Internal-use software costs incurred during the preliminary project stage are expensed as incurred. Land is recorded at historical cost and is not depreciated. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities related to our plant assets associated with our minting operations.

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

Long-Term Investments

Investments in privately-held entities are accounted for using the equity method when the Company has significant influence but not control over the investee.  Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50% although other factors are considered in determining whether the equity method of accounting is appropriate. Under the equity method, the carrying value of the investment is adjusted for the Company’s proportionate share of the investee’s earnings or losses, with the corresponding share of earnings or losses reported in other income, net. The carrying value of the investment is reduced by the amount of the dividends received from the equity-method investee, as they are considered a return of capital.

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an on-going evaluation of its equity method investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated.  None of the Company’s long-term investments are VIEs as of December 31, 2020 and June 30, 2020.

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

On September 19, 2019, the Company, as lender, entered into a convertible revolving credit facility with a privately-held supplier and counterparty (the borrower) that provides the borrower an aggregate principal amount of up to $4.0 million, bearing interest at 12.0% per annum.  The facility expires on September 18, 2022.  The borrower has the right to prepay the credit facility at any time without premium or penalty. Outstanding principal amounts under the credit facility may, at the lender's discretion, be converted into up to 22.0% of the borrower's issued and outstanding common stock. The credit facility also grants the lender the right to repay the borrower's outstanding unrelated third-party debt, at any time, in exchange for up to 27.5% of the borrower’s issued and outstanding common stock.  In the event the borrower sells all or substantially all of its assets or has a change of control during the term of the facility, the lender is entitled to additional interest equal to 10.0% of the gross sales price in excess of $9.9 million. The credit facility collateral includes all: (i) account receivables; (ii) inventory; (iii) fixed assets; (iv) intellectual property; (v) contract rights; and (vi) deposit accounts, in each case subordinated to an unrelated third-party lender’s security interest.

Effective October 1, 2020, A-Mark exercised its right to convert $1.0 million of the $3.5 million outstanding convertible revolving credit facility balance and exercised our right to repay in full borrower’s third-party loan, which totaled $5.8 million at the exercise date. As a result, the Company owns 31.2% of borrower’s outstanding common stock.  As of December 31, 2020 and June 30, 2020, the carrying value of the convertible revolving credit facility was $2.5 million and $3.5 million, respectively.

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

Advertising

Advertising expense is recorded as incurred and was $0.6 million and $0.3 million, respectively, for the three months ended December 31, 2020 and 2019.  Advertising expense was $1.3 million and $0.8 million, respectively, for the six months ended December 31, 2020 and 2019.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income.  Shipping and handling costs incurred totaled $1.8 million and $1.4 million, respectively, for the three months ended December 31, 2020 and 2019.  Shipping and handling costs incurred totaled $5.0 million and $2.8 million, respectively, for the six months ended December 31, 2020 and 2019.

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

A reconciliation of shares used in calculating basic and diluted earnings per common shares for the three and six months ended December 31, 2020 and 2019, is presented below.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Basic weighted average shares outstanding	7,063	7,031	7,065	7,031
Effect of common stock equivalents — stock issuable under outstanding equity awards	650	25	545	44
Diluted weighted average shares outstanding	7,713	7,056	7,610	7,075

Dividends

Dividends are recorded if and when they are declared by the Board of Directors.

On September 3, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on September 21, 2020. On October 29, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on November 23, 2020.  In the aggregate, the Company paid $21.2 million in dividends for the six months ended December 31, 2020.

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

In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for us beginning July 1, 2021, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

For most of the Company's financial instruments, the carrying amount approximates fair value. The carrying amounts of cash, receivables, secured loans receivable, accounts payable and other current liabilities, accrued liabilities, and income taxes payable approximate fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities, liabilities on borrowed metals and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying amounts of the Company's other long-term assets, which include a note receivable due from a customer, approximate fair value as of December 31, 2020.

The Company’s fixed-rate notes payable is reported at its aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying consolidated balance sheets. The fair value of the notes payable is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk.  The following table presents the carrying amounts and estimated fair values of the Company’s fixed-rate notes payable of December 31, 2020 and June 30, 2020:

in thousands
	December 31, 2020		June 30, 2020
	Carrying Amount	Fair value	Carrying Amount	Fair value
Notes payable	$92,874	$102,084	$92,517	$101,017

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

Derivatives.  Futures contracts, forward contracts, and open sale and purchase commitments are valued at their fair values, based on the difference between the quoted market price and the contractual price (i.e., intrinsic value,) and are included within Level 1 of the valuation hierarchy.

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

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and June 30, 2020, aggregated by the level in the fair value hierarchy within which the measurements fall:

in thousands
	December 31, 2020
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$517,673	$—	$—	$517,673
Precious metals held under financing arrangements	160,255	—	—	160,255
Derivative assets — open sale and purchase commitments, net	57,826	—	—	57,826
Derivative assets — forward contracts	23	—	—	23
Total assets, valued at fair value	$735,777	$—	$—	$735,777
Liabilities:
Liabilities on borrowed metals	$141,796	$—	$—	$141,796
Product financing arrangements	272,531	—	—	$272,531
Derivative liabilities — margin accounts	4,162	—	—	4,162
Derivative liabilities — open sale and purchase commitments, net	2,165	—	—	2,165
Derivative liabilities — futures contracts	33,129	—	—	33,129
Derivative liabilities — forward contracts	11,353	—	—	11,353
Total liabilities, valued at fair value	$465,136	$—	$—	$465,136

(1)	Commemorative coin inventory totaling $9 thousand is held at lower of cost or net realizable value and thus is excluded from the inventories balance shown in this table.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only under certain circumstances. These include:(i) equity method investments that are written down to fair value when a decline in the fair value is determined to be other-than-temporary, (ii) property, plant, and equipment and definite-lived intangibles, or (iii) goodwill and indefinite-lived intangibles, all of which are written down to fair value when they are held for sale or determined to be impaired. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples, and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective equity method investment, asset group, or reporting unit. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable transactions and comparable public company trading values.

4.	RECEIVABLES

Receivables consist of the following as of December 31, 2020 and June 30, 2020:

in thousands
	December 31, 2020	June 30, 2020
Customer trade receivables	$7,015	$6,047
Wholesale trade advances	1,480	10,167
Due from brokers	93,369	32,928
	$101,864	$49,142

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

Below is a summary of the carrying value of our secured loans as of December 31, 2020 and June 30, 2020:

in thousands
	December 31, 2020		June 30, 2020
Secured loans originated	$37,865		$30,019
Secured loans originated - with a related party	135		8,797
	38,000		38,816
Secured loans acquired	57,817	(1)	24,894	(2)
	$95,817		$63,710

(1)	Includes $6 thousand of loan premium as of December 31, 2020.
(2)	Includes $6 thousand of loan premium as of June 30, 2020.

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

As of December 31, 2020 and June 30, 2020, our secured loans carried weighted-average effective interest rates of 8.7% and 8.9%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The Company's secured loans by portfolio class, which align with internal management reporting, are as follows:

in thousands
	December 31, 2020		June 30, 2020
Bullion	$72,599	75.8%	$36,445	57.2%
Numismatic and semi-numismatic	23,218	24.2%	27,265	42.8%
	$95,817	100.0%	$63,710	100.0%

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

in thousands
	December 31, 2020		June 30, 2020
Loan-to-value of less than 75%	$89,177	93.1%	$58,296	91.5%
Loan-to-value of 75% or more	6,640	6.9%	5,414	8.5%
	$95,817	100.0%	$63,710	100.0%

The Company had no loans with a loan-to-value ratio in excess of 100% as of December 31, 2020 and June 30, 2020.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral.  Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default before a loan becomes non-performing.  In the event a loan was to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value.  As of December 31, 2020 and June 30, 2020, the Company had no allowance for secured loan losses.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due, non-performing, or in bankruptcy. In the event of an impairment, recognition of interest income would be suspended and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income. For the six months ended December 31, 2020 and 2019, the Company incurred no loan impairment costs.

6.	INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive.  Below, our inventory is summarized by classification at December 31, 2020 and June 30, 2020:

in thousands
	December 31, 2020	June 30, 2020
Inventory held for sale	$122,107	$153,412
Repurchase arrangements with customers	99,964	70,988
Consignment arrangements with customers	1,617	2,842
Commemorative coins, held at lower of cost or net realizable value	9	17
Borrowed precious metals	21,454	19,344
Product financing arrangements, restricted	272,531	74,678
	$517,682	$321,281

Inventory Held for Sale.  Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, and product financing arrangements.  As of December 31, 2020 and June 30, 2020, the inventory held for sale totaled $122.1 million and $153.4 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice.  Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2020 and June 30, 2020, included within inventories is $100.0 million and $71.0 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers.  The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of December 31, 2020 and June 30, 2020 totaled $1.6 million and $2.8 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins.  Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventories at the lower of cost or net realizable value and totaled $9,000 and $17,000 as of December 31, 2020 and June 30, 2020, respectively.

Borrowed Precious Metals.  Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory.  Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $21.5 million and $19.3 million as of December 31, 2020 and June 30, 2020, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements.  In substance, this inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third party finance company.  During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date.  These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $272.5 million and $74.7 million as of December 31, 2020 and June 30, 2020, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 11.)  As of December 31, 2020 and June 30, 2020, the unrealized gains resulting from the difference between market value and cost of physical inventory were $21.5 million and $6.5 million, respectively.

Premium component of inventory

The premium component, at market value, included in the inventory as of December 31, 2020 and June 30, 2020 totaled $12.0 million and $3.7 million, respectively.

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at December 31, 2020 and June 30, 2020:

in thousands
	December 31, 2020	June 30, 2020
Office furniture, and fixtures	$2,153	$2,142
Computer equipment	943	900
Computer software	5,289	5,288
Plant equipment	4,198	3,450
Building	446	322
Leasehold improvements	2,804	2,804
Total depreciable assets	15,833	14,906
Less: Accumulated depreciation and amortization	(9,956)	(9,267)
Land	36	36
Property, plant, and equipment, net	$5,913	$5,675

Depreciation expense for the three months ended December 31, 2020 and 2019 was $342,000 and $412,000, respectively.  Depreciation expense for the six months ended December 31, 2020 and 2019 was $689,000 and $827,000, respectively.  For the periods presented, no depreciation or amortization expense was allocated to cost of sales.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles as of December 31, 2020 and June 30, 2020 is as described below:

dollar amounts in thousands
		December 31, 2020				June 30, 2020
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	$8,998	$(7,582)	$—	$1,416	$8,998	$(7,307)	$—	$1,691
Non-compete and other	3 - 5	2,300	(2,222)	—	78	2,300	(2,187)	—	113
Employment agreement	3	295	(295)	—	—	295	(288)	—	7
Intangibles subject to amortization		11,593	(10,099)	—	1,494	11,593	(9,782)	—	1,811
Trade names and trademarks	Indefinite	4,454	—	(1,291)	3,163	4,454	—	(1,291)	3,163
Identifiable intangible assets		$16,047	$(10,099)	$(1,291)	4,657	$16,047	$(9,782)	$(1,291)	$4,974

Goodwill	Indefinite	$10,245	$—	$(1,364)	$8,881	$10,245	$—	$(1,364)	$8,881

The Company's intangible assets are subject to amortization except for trade-names and trademarks, which have an indefinite life. Intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three to fifteen years.  Amortization expense related to the Company's intangible assets for the three months ended December 31, 2020 and 2019 was $163,000 and $255,000, respectively. Amortization expense related to the Company's intangible assets for the six months ended December 31, 2020 and 2019 was $317,000 and $508,000, respectively.  For the presented periods, no amortization expense was allocated to cost of sales.

Impairment

The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to the Direct Sales segment.  No further impairment of goodwill or indefinite-lived intangible assets has occurred since fiscal 2018.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2021 (6 months remaining)	312
2022	601
2023	158
2024	77
2025	60
Thereafter	286
Total	$1,494

9.	LONG-TERM INVESTMENTS

The Company has four investments in privately-held entities, each of which is a precious metals retailer and customer of the Company. Depending on the entity, the Company may have one or more of the following in place: (i) an exclusive supplier agreement, subject to certain limitations; (ii) a product fulfillment services and storage agreement; and (iii) the right to appoint a director to the entity's board of directors. The Company has determined that it is appropriate to account for each of these investments under the equity method of accounting.

The following table shows the carrying value and ownership percentage of the Company's investment in each entity:

	December 31, 2020		June 30, 2020
Entity	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
Company A	$3,113	7.4%	$2,529	7.4%
Company B	18,876	20.8%	13,296	20.6%
Company C	1,012	10.0%	938	10.0%
Company D	7,012	31.2%	—	(—%)
	$30,013		$16,763

The Company considers these equity method investees to be related parties.  See Note 13 for a summary of the Company's aggregate balances and activity with these related party entities.

10.	ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

in thousands
	December 31, 2020	June 30, 2020
Trade payables to customers	$1,259	$2,316
Advances from customers	128,010	129,624
Deferred revenue	10,712	6,141
Other accounts payable	2,391	2,849
	$142,372	$140,930

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS

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

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments).  As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets.  Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts.  In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of December 31, 2020 and June 30, 2020.

in thousands
	December 31, 2020				June 30, 2020
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$66,183	$(8,357)	$—	$57,826	$48,896	$(2,672)	$—	$46,224
Forward contracts	23	—	—	23	101	—	—	101
	$66,206	$(8,357)	$—	$57,849	$48,997	$(2,672)	$—	$46,325
Nettable derivative liabilities:
Open sale and purchase commitments	$2,638	$(473)	$—	$2,165	5,653	$(1,304)	$—	$4,349
Margin accounts	6,102	—	(1,940)	4,162	14,616	—	(9,236)	5,380
Future contracts	33,129	—	—	33,129	12,477	—	—	12,477
Forward contracts	11,353	—	—	11,353	3,208	—	—	3,208
	$53,222	$(473)	$(1,940)	$50,809	$35,954	$(1,304)	$(9,236)	$25,414

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

Below is a summary of the net gains (losses) on derivative instruments for the three and six months ended December 31, 2020 and 2019.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Gains (losses) on derivative instruments:
Unrealized (losses) gains on open future commodity and forward contracts and open sale and purchase commitments, net	$(92,552)	$(15,356)	$(14,275)	$9,755
Realized (losses) gains on future commodity contracts, net	(2,579)	4,334	(107,414)	(12,111)
	$(95,131)	$(11,022)	$(121,689)	$(2,356)

The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the condensed consolidated statements of income.

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of December 31, 2020 and June 30, 2020.

in thousands
	December 31, 2020	June 30, 2020
Inventories	$517,682	$321,281
Precious metals held under financing arrangements	160,255	178,577
	677,937	499,858
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(9)	(17)
Premium on metals position	(11,967)	(3,684)
Precious metal value not hedged	(11,976)	(3,701)
	665,961	496,157
Commitments at market:
Open inventory purchase commitments	723,536	514,553
Open inventory sales commitments	(309,332)	(309,134)
Margin sale commitments	(6,102)	(14,652)
In-transit inventory no longer subject to market risk	(6,728)	(3,605)
Unhedgeable premiums on open commitment positions	4,948	2,779
Borrowed precious metals	(141,796)	(168,206)
Product financing arrangements	(272,531)	(74,678)
Advances on industrial metals	696	318
	(7,309)	(52,625)
Precious metal subject to price risk	658,652	443,532
Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	126,154	73,948
Precious metals futures contracts at market values	532,044	369,842
Total market value of derivative financial instruments	658,198	443,790

Net precious metals subject to commodity price risk	$454	$(258)

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of December 31, 2020 and June 30, 2020, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	December 31, 2020	June 30, 2020
Purchase commitments	$723,536	$514,553
Sales commitments	$(309,332)	$(309,134)
Margin sales commitments	$(6,102)	$(14,652)
Open forward contracts	$126,154	$73,948
Open futures contracts	$532,044	$369,842

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2020, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

Unrealized gains on foreign exchange derivative instruments related to our open trades are shown on the face of the condensed consolidated statements of income totaled $19,000 and $125,000 for the three months ended December 31, 2020 and 2019, respectively. Unrealized (losses) gains on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled ($78,000) and $3,000 for the six months ended December 31, 2020 and 2019, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands
	December 31, 2020	June 30, 2020
Foreign exchange forward contracts	$2,302	$4,599
Open sale and purchase commitment transactions, net	$1,442	$3,475

12.	INCOME TAXES

Net income from operations before provision for income taxes is shown below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
U.S.	$11,794	$1,681	$42,005	$2,082
Foreign	6	6	12	13
	$11,800	$1,687	$42,017	$2,095

The provision for income tax expense by jurisdiction and the effective tax rate for the three and six months ended December 31, 2020 and 2019 are shown below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Federal	$2,344	$353	$8,193	$438
State and local	184	78	842	97
Foreign	58	1	62	2
Income tax expense	$2,586	$432	$9,097	$537

Effective tax rate	21.9%	25.6%	21.7%	25.6%

Tax Balances and Activity

Income Taxes Payable

As of December 31, 2020 and June 30, 2020, income taxes payable totaled $0.7 million and $2.1 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  As of December 31, 2020 and June 30, 2020, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.  A tax valuation allowance was considered unnecessary as of December 31, 2020 and June 30, 2020

As of December 31, 2020 and June 30, 2020, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.0 million and a federal deferred tax liability of $1.1 million, respectively.

Net Operating Loss Carryforwards and Tax Credits

As of December 31, 2020 and June 30, 2020, the Company has approximately $12.6 million and $12.6 million of state net operating loss carryforwards, respectively.  As of December 31, 2020 and June 30, 2020, the Company’s tax-effected net operating loss carryforwards were $0.9 million and $0.9 million respectively. The state net operating loss carryforwards start to expire in the fiscal year ending June 30, 2025.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations.  For the six months ended December 31, 2020, there was no material movement in unrecognized tax benefits including interest and penalties.

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
3)

Equity method investees. The Company has four investments in privately held entities, each of which is a precious metals retailer and customer of the Company. Depending on the entity, the Company may have one or more of the following in place: (i) an exclusive supplier agreement, subject to certain limitations; (ii) a product fulfillment services and storage agreement; and (iii) the right to appoint a director to the entity's board of directors.

Our related party transactions include (i) sales and purchases of precious metals (ii) financing activities (iii) repurchase arrangements, and (iv) hedging transactions.

Below is a summary of our related party transactions. Reported transactions from the comparable prior period have been updated, as needed, to include the balances and activity according to our current list of related parties.

Balances with Related Parties

Receivables and Payables, Net

As of December 31, 2020 and June 30, 2020, the Company had related party receivables and payables balances as set forth below:

in thousands
	December 31, 2020				June 30, 2020
	Receivables		Payables		Receivables	Payables
Stack's Bowers Galleries	$325	(1)	$—		$7,981	$—
Equity method investees	4,716	(2)	6,074	(3)	5,301	3,421
SilverTowne	238	(2)	—		77	—
	$5,279		$6,074		$13,359	$3,421

(1)

Balance principally includes two secured lines of credit with a balance of $0 and $0.1 million (shown as a component of secured loans receivable); and $0.2 million of receivables, net (shown as components of receivables, and derivative assets). See "Secured Loans Receivable” below.

(2)	Balance primarily represents receivables, net (shown as components of receivables, derivative assets and other long-term assets). See "Other Long-term Assets” below.
(3)	Balance primarily represents payables, net (shown as components of accounts payables and derivative liabilities).

Long-term Investments

As of December 31, 2020 and June 30, 2020, the aggregate carrying balance of the equity method investments was $30.0 million and $16.8 million, respectively (see Note 9).

Secured Loans Receivable

On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $5.3 million. The loan is secured by precious metals and numismatic products. As of December 31, 2020 and June 30, 2020, the outstanding principal balance of this loan was $0.1 million and $0.7 million, respectively.

On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. As of December 31, 2020 and June 30, 2020, the outstanding principal balance of this loan was $0.0 million and $8.0 million, respectively.

Other Long-term Assets

On September 19, 2019, the Company, as lender, entered into a convertible revolving credit facility with one of its privately-held customers (the borrower) that provides the borrower an aggregate principal amount of up to $4.0 million, bearing interest at 12.0% per annum.  The convertible revolving credit facility collateral includes all: (i) account receivables; (ii) inventory; (iii) fixed assets; (iv) intellectual property; (v) contract rights; and (vi) deposit accounts, in each case subordinated to an unrelated third-party lender’s security interest.  As of December 31, 2020 and June 30, 2020, the carrying value of the convertible revolving credit facility was $2.5 million and $3.5 million, respectively. (See Note 2 for further details.)

Activity with Related Parties

Sales and Purchases

During the three and six months ended December 31, 2020 and 2019, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$14,877	$14,322	$7,764	$4,407	$36,831	$36,335	$18,765	$21,166
Equity method investees	391,617	5,326	178,006	6,487	872,117	7,872	353,550	21,326
SilverTowne L.P.	2,720	—	2,192	74	6,837	4,769	3,719	655
	$409,214	$19,648	$187,962	$10,968	$915,785	$48,976	$376,034	$43,147

Interest Income

During the three and six months ended December 31, 2020 and 2019, the Company earned interest income related to loans made to Stack's Bowers Galleries and to financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest income from secured loans receivables	$83	$243	$153	$541
Interest income from finance products and repurchase arrangements	1,940	1,513	3,807	3,140
	$2,023	$1,756	$3,960	$3,681

Other Income

During the three months ended December 31, 2020 and 2019, the Company recorded its proportional share of its equity method investee's net income as other income that totaled $2,362,000 and $102,000, respectively. During the six months ended December 31, 2020 and 2019, the Company recorded its proportional share of its equity method investee's net income as other income that totaled $6,488,000 and $114,000, respectively.

During the three months ended December 31, 2020 and 2019, the Company earned royalty income related to one of CFC's secured lending agreements with Stack's Bowers Galleries that totaled $205,000 and $47,000, respectively. During the six months ended December 31, 2020 and 2019, the Company earned royalty income related to one of CFC's secured lending agreements with Stack's Bowers Galleries that totaled $564,000 and $89,000, respectively.

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

As of December 31, 2020, and as a result of various amendments, the Trading Credit Facility provided the Company with access up to $270.0 million, featuring a $257.5 million base, with a $12.5 million accordion option.  The Trading Credit Facility is scheduled to terminate on March 26, 2021.  Since commencement of the Trading Credit Facility (i.e., March 31, 2016), the Company has incurred $4.7 million of accumulated loan costs.  These loan costs have been capitalized when incurred and are amortized over the term of the Trading Credit Facility.  As of December 31, 2020 and June 30, 2020, the remaining unamortized balance was approximately $0.4 million and $0.5 million, respectively.

The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans and a 4.50% margin for bridge loans (that is, for loans that exceed the available revolving credit line).  The one-month LIBOR rate was approximately 0.14% and 0.16% as of December 31, 2020 and June 30, 2020, respectively. Borrowings are due on demand and totaled $175.0 million and $135.0 million at December 31, 2020 and June 30, 2020, respectively. The amounts available under the respective borrowing facilities are determined at the end of each week and at each month end following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $64.1 million and $76.3 million as determined on December 31, 2020 and June 30, 2020, respectively.

The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of December 31, 2020 the minimum tangible net worth financial covenant under the Trading Credit Facility was $55.7 million. The Company is in compliance with all restrictive financial covenants as of December 31, 2020.

For the three months ended December 31, 2020 and 2019, interest expense related to the Company’s lines of credit totaled $1.6 million and $1.9 million, which represents 31.6% and 37.6%, respectively, of the total interest expense recognized. Our lines of credit carried a daily weighted average effective interest rate of 2.97% and 4.22%, respectively, for the three months ended December 31, 2020 and 2019.

For the six months ended December 31, 2020 and 2019, interest expense related to the Company’s lines of credit totaled $3.0 million and $4.1 million, which represents 31.7% and 39.6%, respectively of the total interest expense recognized. Our lines of credit carried a daily weighted average effective interest rate of 2.96% and 4.49%, respectively, for the six months ended December 31, 2020 and 2019.

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

As of December 31, 2020, the consolidated carrying balance of the Notes was $92.9 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $2.1 million, which is amortized using the effective interest method through the maturity date.  As of December 31, 2020, the balance of the interest payable was $0.2 million.  Interest on the Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the three months ended December 31, 2020 and 2019, the interest expense related to the Notes (including loan amortization costs) totaled $1.4 million and $1.3 million, which represents 28.2% and 26.2% of the total interest expense recognized by the Company.  For the three months ended December 31, 2020 and 2019, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

For the six months ended December 31, 2020 and 2019, the interest expense related to the Notes (including loan amortization costs) totaled $2.8 million and $2.8 million, which represents 30.4% and 27.4% of the total interest expense recognized by the Company, respectively.  For the six months ended December 31, 2020 and 2019, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed precious metals with market values totaling $141.8 million as of December 31, 2020, with corresponding metals totaling $120.3 million and $21.5 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated December 31, 2020 balance sheet.  The Company recorded liabilities on borrowed metals with market values totaling $168.2 million as of June 30, 2020 with corresponding metals totaling $148.9 million and $19.3 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated June 30, 2020 balance sheet.

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

Product Financing Arrangements

The Company has agreements with third party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $272.5 million and $74.7 million as of December 31, 2020 and June 30, 2020, respectively.

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

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of December 31, 2020, no shares had been repurchased under the program.

Dividends

On September 3, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on September 21, 2020.  On October 29, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on November 23, 2020.  In the aggregate, the Company paid $21.2 million in dividends for the six months ended December 31, 2020.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved by the Company's stockholders on November 2, 2017.  As of December 31, 2020, 188,664 shares were authorized for issuance under the 2014 Plan, which terminates in 2027.

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

Stock Options

During the three months ended December 31, 2020 and 2019, the Company incurred $209,839 and $237,665 of compensation expense related to stock options, respectively. During the six months ended December 31, 2020 and 2019, the Company incurred $388,268 and $403,969 of compensation expense related to stock options, respectively.  As of December 31, 2020, there remained a total of $1,559,329 in compensation expense related to employee stock options, to be recorded over the remaining vesting period of such options. The weighted average period remaining vesting period of the outstanding options is approximately 2.6 years.

Two obligatory events were triggered as a result of the non-recurring special dividends declared on September 3, 2020 and October 29, 2020. In accordance with the terms of the Company’s equity award plans under which the options were issued, an adjustment was required to protect the holders of such stock options from decreases in the value of the stock options due to payment of the non-recurring special dividend. Both these events decreased the exercise price of each stock option by $1.50 per dividend. This was effective on the date of record which was September 21, 2020 and November 23, 2020.  The fair value of the options before and after these events were unchanged and therefore no incremental stock-based compensation was recorded

The following table summarizes the stock option activity for the six months ended December 31, 2020.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2020	1,249,813	$12.27	$6,061	$5.34
Granted	55,000	$24.62
Exercises	(107,839)	$14.42
Cancellations, expirations and forfeitures	(1,600)	$20.16
Outstanding at December 31, 2020	1,195,374	$12.63	$15,621	$5.52
Exercisable at December 31, 2020	758,255	$17.16	$8,713	$5.92

Following is a summary of the status of stock options outstanding at December 31, 2020 and reflects the adjusted stock option prices:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$10.00	526,886	6.09	$6.81	223,322	2.22	$6.42
$10.01	$15.00	209,321	6.95	$11.46	130,766	6.34	$11.76
$15.01	$25.00	444,167	5.69	$19.52	404,167	5.29	$19.21
$25.01	$60.00	15,000	9.82	$29.83	—	—	$—
		1,195,374	6.14	$12.63	758,255	4.57	$14.16

The following table summarizes the nonvested stock option activity for the six months ended December 31, 2020.

	Options	Weighted Average Grant Date Fair Value Per Award
Nonvested Outstanding at June 30, 2020	423,002	$4.14
Granted	55,000	$9.99
Vested	(40,883)	$4.74
Nonvested Outstanding at December 31, 2020	437,119	$4.82

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

Customer Concentration

Customers providing 10 percent or more of the Company's revenues for the three or six months ended December 31, 2020 are presented on a comparative basis, with their corresponding balances for the three and six months ended December 31, 2020 and 2019 in the table below:

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,518,744	100.0%	$1,055,590	100.0%	$3,384,860	100.0%	$2,536,604	100.0%
Customer concentrations
HSBC Bank USA(1)	$175,306	11.6%	$126,581	12.0%	$339,695	10.0%	$398,780	15.7%
Customer A	220,509	14.5%	86,407	8.2%	604,937	17.9%	157,735	6.2%
	$395,815	26.1%	$212,988	20.2%	$944,632	27.9%	$556,515	21.9%

(1)	Sales with this trading partner includes sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product.

No single customer provided 10 percent or more of the Company's accounts receivable or secured loan receivable balances as of December 31, 2020 and June 30, 2020.

Supplier Concentration

The Company buys precious metals from a variety of sources, including through brokers and dealers, from sovereign and private mints, from refiners and directly from customers. The Company believes that no one or small group of suppliers is critical to its business, since other sources of supply are available that provide similar products on comparable terms.

18.SEGMENTS AND GEOGRAPHIC INFORMATION

The Company evaluates segment reporting in accordance with FASB ASC 280, Segment Reporting, each reporting period, including evaluating the organizational structure and the reporting package that is reviewed by the chief operating decision makers. The Company's operations are organized under three business segments — Wholesale Sales & Ancillary Services, Secured Lending, and Direct Sales. (See Note 1 for a description of the types of products and services from which each reportable segment derives its revenues.)

Revenue

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
Revenue by segment(1)(2)
Wholesale Sales & Ancillary Services⁽³⁾	$1,477,489		$1,038,154		$3,291,197		$2,499,087
Direct Sales	41,255	(a)	17,436	(b)	93,663	(c)	37,517	(d)
	$1,518,744		$1,055,590		$3,384,860		$2,536,604

(1)

Inter-segment purchases from and sales to the Direct Sales segment are transacted at Wholesale Sales & Ancillary Services segment's prices, which is consistent with arms-length transactions with third-parties.

(2)

The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

(3)	The elimination of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)	Includes $2.1 million of inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment.
(b)	Includes $4.8 million of inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment.
(c)	Includes $6.9 million of inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment.
(d)	Includes $13.1 million of inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Revenue by geographic region (as determined by the shipping or billing address or where the services were performed):
United States	$1,157,407	$781,043	$2,616,417	$1,886,664
Europe	127,015	93,308	246,923	155,410
North America, excluding United States	223,827	166,835	481,072	467,232
Asia Pacific	8,303	12,822	23,435	18,935
Africa	—	—	—	31
Australia	2,192	1,582	17,013	8,332
	$1,518,744	$1,055,590	$3,384,860	$2,536,604

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$13,245	$6,597	$43,867	$13,357
Direct Sales	5,506	1,534	11,029	3,114
Total gross profit	$18,751	$8,131	$54,896	$16,471
Gross margin percentage by segment(1)
Wholesale Sales & Ancillary Services	0.896%	0.635%	1.333%	0.534%
Direct Sales	13.346%	8.798%	11.775%	8.300%
Weighted average gross margin percentage	1.235%	0.770%	1.622%	0.649%

(1)

The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Operating income (expense) by segment
Wholesale Sales & Ancillary Services
Selling, general and administrative expenses	$(6,685)	$(5,477)	$(14,292)	$(11,279)
Interest income	$2,498	$2,230	$4,936	$4,492
Interest expense	$(2,915)	$(2,444)	$(5,863)	$(5,270)
Other income, net	$2,362	$102	$6,488	$114
Unrealized losses on foreign exchange	$19	$125	$(78)	$3
Secured Lending
Selling, general and administrative expenses	$(507)	$(384)	$(1,003)	$(732)
Interest income	$2,035	$4,002	$3,580	$7,508
Interest expense	$(2,122)	$(2,637)	$(3,467)	$(4,953)
Other income, net	$205	$47	$564	$89
Direct Sales
Selling, general and administrative expenses	$(1,841)	$(2,009)	$(3,744)	$(4,129)
Other expense, net	$—	$1	$—	$(219)

Net income (loss) before provision for income taxes

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net income (loss) before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$8,524	$1,133	$35,058	$1,417
Secured Lending	(389)	1,028	(326)	1,912
Direct Sales	3,665	(474)	7,285	(1,234)
	$11,800	$1,687	$42,017	$2,095

Depreciation and Amortization

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Depreciation and amortization by segment
Wholesale Sales & Ancillary Services	$(219)	$(403)	$(424)	$(800)
Secured Lending	(88)	(19)	(176)	(35)
Direct Sales	(198)	(244)	(406)	(499)
	$(505)	$(666)	$(1,006)	$(1,334)

Advertising expense

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(78)	$(12)	$(143)	$(68)
Secured Lending	(43)	(2)	(68)	(5)
Direct Sales	(501)	(332)	(1,111)	(736)
	$(622)	$(346)	$(1,322)	$(809)

Precious metals held under financing arrangements

in thousands
	December 31, 2020	June 30, 2020
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$132,366	$157,609
Secured Lending	27,889	20,968
	$160,255	$178,577

Inventories

in thousands
	December 31, 2020	June 30, 2020
Inventories by segment
Wholesale Sales & Ancillary Services	$500,281	$289,069
Secured Lending	7,907	24,057
Direct Sales	9,494	8,155
	$517,682	$321,281

in thousands
	December 31, 2020	June 30, 2020
Inventories by geographic region
United States	$485,064	$287,960
Europe	10,543	19,531
North America, excluding United States	20,486	13,735
Asia	1,589	55
	$517,682	$321,281

Total Assets

in thousands
	December 31, 2020	June 30, 2020
Assets by segment
Wholesale Sales & Ancillary Services	$851,460	$599,032
Secured Lending	137,859	140,622
Direct Sales	17,807	18,381
	$1,007,126	$758,035

in thousands
	December 31, 2020	June 30, 2020
Assets by geographic region
United States	$973,281	$723,252
Europe	11,770	20,993
North America, excluding United States	20,486	13,735
Asia	1,589	55
	$1,007,126	$758,035

Long-term Assets

in thousands
	December 31, 2020	June 30, 2020
Long-term assets by segment
Wholesale Sales & Ancillary Services	$51,583	$39,090
Secured Lending	1,148	1,319
Direct Sales	2,875	3,607
	$55,606	$44,016

in thousands
	December 31, 2020	June 30, 2020
Long-term assets by geographic region
United States	$55,551	$43,963
Europe	55	53
	$55,606	$44,016

Capital Expenditures for Property, Plant, and Equipment

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Capital expenditures on property, plant, and equipment by segment
Wholesale Sales & Ancillary Services	$451	$279	$924	$376
Secured Lending	4	35	4	72
Direct Sales	6	4	9	7
	$461	$318	$937	$455

Goodwill and Intangible Assets

in thousands
	December 31, 2020	June 30, 2020
Goodwill by segment
Wholesale Sales & Ancillary Services	$8,881	$8,881
Direct Sales (1)	—	—
	$8,881	$8,881
(1)	Direct Sales segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible Assets

in thousands
	December 31, 2020	June 30, 2020
Intangibles by segment
Wholesale Sales & Ancillary Services	$2,869	$2,907
Direct Sales	1,788	2,067
	$4,657	$4,974

19.	SUBSEQUENT EVENTS

Pending Acquisition

On February 8, 2021, the Company entered into a stock purchase agreement with the stockholders of JM Bullion, Inc., a Delaware corporation (“JMB”), for the acquisition of the 79.47% interest in JMB that is not currently owned by the Company.  JMB is an e-commerce retailer of gold, silver, copper, platinum and palladium products. The purchase price is approximately $138.3 million, consisting of $103.7 million in cash and $34.6 million in common stock of the Company, valued at $28.96 per share, in each case subject to adjustment.  The share valuation represents the volume weighted average of the trading prices of the Company’s common stock for the 30 consecutive trading days preceding the date of the purchase agreement. The cash portion of the purchase price will be reduced by an amount equal to 20.53% (which is the Company’s percentage ownership interest in JMB) of the amount of a cash redemption to be made by JMB to its stockholders, other than the Company, prior to the acquisition.  In addition, the stock portion of the purchase price will be reduced such that no single stockholder of JMB will own more than 4.8% of the Company’s common stock immediately following the acquisition. If the stock consideration of a selling JMB stockholder is reduced, the cash consideration payable to that JMB stockholder will be increased by an amount equal to 65% of the value of the decrease in stock consideration.  The Company intends to finance the cash portion of the purchase price with cash on hand and through any available means of financing, including a public or private equity or convertible debt offering. The acquisition is subject to various closing conditions. The Company anticipates closing the acquisition in the third quarter of the current fiscal year.

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

•

Results of operations.  This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the respective periods presented. Included in our analysis is a discussion of five performance metrics: (i) Ounces of gold and silver sold, (ii) Wholesale Sales ticket volume, (iii) Direct Sales ticket volume, (iv) inventory turnover ratio and (v) number of secured loans at period-end.

•	Segment results of operations. This section provides an analysis of our results of operations presented for our three segments:
o	Wholesales Sales & Ancillary Services,
o	Secured Lending, and
o	Direct Sales

for the comparable periods.

•

Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of December 31, 2020. Included in this section is a discussion of our: outstanding debt, the amount of financial capacity available to fund our future commitments and other financing arrangements.

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

EXECUTIVE OVERVIEW

Our Business

We conduct our operations in three reportable segments: (i) Wholesale Sales & Ancillary Services (formerly known as Wholesale Trading & Ancillary Service segment) (ii) Secured Lending and (iii) Direct Sales. The Wholesale Sales & Ancillary Services segment name change was to the name only and had no impact on the Company's historical financial position, results of operations, cash flow or segment level results previously reported

Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment through A-Mark Precious Metals, Inc., and its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS" or “Storage”), and A-M Global Logistics, LLC (“AMGL” or "Logistics"), and its partially-owned subsidiary, AM&ST Associates, LLC. ("AMST" or "SilverTowne" or the "Mint").

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 200 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, and a trading center in El Segundo, California.  The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to Wholesale Sales activity, A-Mark offers its customers a variety of services, including financing, storage, consignment, logistics, and various customized financial programs.  As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.

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

The Company's wholly-owned subsidiary, AMGL is based in Las Vegas, Nevada, and provides our customers an array of complementary services, including receiving, handling, inventorying, processing, packing, and shipping of precious metals and custom coins on a secure basis.  Our logistics business generated less than 1% of the total revenues for each of the periods presented.

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

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of December 31, 2020, CFC and AMCF had, in aggregate, approximately $95.8 million in secured loans outstanding, of which approximately 60.3% were acquired from third-parties (some of which may be customers of A-Mark) and approximately 39.7% were originated by CFC.

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

Factors Affecting Revenues, Gross Profit, Interest Income, and Interest Expense

Revenues.  The Company enters into transactions to sell and deliver gold, silver, platinum, and palladium to industrial and commercial users, coin and bullion dealers, mints, and financial institutions. The metals are investment or industrial grade and are sold in a variety of shapes and sizes.

The Company also sells precious metals on forward contracts at a fixed price based on current prevailing precious metal spot prices with a certain delivery date in the future (up to six months from inception date of the forward contract).  The Company also uses other derivative products (primarily futures contracts) or combinations thereof to hedge commodity risks. We enter into these forward and future contracts as part of our hedging strategy to mitigate our price risk of holding inventory; they are not entered into for speculative purposes.

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

Gold and Silver Ounces Sold and Delivered to Customers.  We look at the number of ounces of gold and silver sold and delivered to our customers (excluding ounces recorded on forward contracts).  These metrics reflect our business volume without regard to changes in commodity pricing, which also impacts revenue, but can mask actual business trends.

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

Wholesale Sales Ticket Volume and Direct Sales Ticket Volume.  Another measure of our business that is unaffected by changes in commodity pricing, is ticket volume. Ticket volume for the Wholesale Sales & Ancillary Services and Direct Sales segments measures the total number of orders processed by our trading desks.  In periods of higher volatility, there is generally increased trading in the commodity markets, causing increased demand for our products, resulting in higher business volume. Generally, the ounces sold on a per-trading-ticket basis is substantially higher for orders placed telephonically compared to those placed on our online portal platform.

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

COVID-19

On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become pandemic, and on March 13, COVID-19 was declared a national emergency on account of the spread of the disease in the United States.  The COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States, and has severely constricted the level of economic activity worldwide.  The resulting macroeconomic events contributed to an increase in the business conducted by the Company, but also pose certain risks and uncertainties for the Company. It is challenging to predict how long the COVID-19 pandemic will continue, the extent to which the effects that the Company has experienced from the pandemic thus far will persist, or whether other effects on the Company and its businesses will materialize in the short or long term.

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

We have also experienced certain negative effects in the precious metals market.  Through our CFC finance subsidiary, we make loans to our customers secured by coins and precious metals.  Numerous CFC loans were paid off in March 2020 when the market experienced a temporary drop in precious metal prices, which reduced collateral coverage.  This had the effect of decreasing the size of our loan portfolio and the interest earned on the portfolio.  It also required us to substitute cash and our own precious metals inventory as collateral under our AMCF securitization program, as the pool of loans securing the program declined.  While we did not experience any related losses, there is no assurance that this might not occur in the future.  In the three successive quarters, as silver prices rebounded, the Company has experienced growth in its loan portfolio.

Fiscal Year

Our fiscal year end is June 30 each year.  Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS

Overview of Results of Operations for the Three Months Ended December 31, 2020 and 2019

Condensed Consolidated Results of Operations

The operating results of our business for the three months ended December 31, 2020 and 2019 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,518,744	100.000%	$1,055,590	100.000%	$463,154	43.9%
Gross profit	18,751	1.235%	8,131	0.770%	$10,620	130.6%
Selling, general, and administrative expenses	(9,033)	(0.595)%	(7,870)	(0.746)%	$1,163	14.8%
Interest income	4,533	0.298%	6,232	0.590%	$(1,699)	(27.3%)
Interest expense	(5,037)	(0.332)%	(5,081)	(0.481)%	$(44)	(0.9%)
Other income, net	2,567	0.169%	150	0.014%	$2,417	1,611.3%
Unrealized gains on foreign exchange	19	0.001%	125	0.012%	$(106)	(84.8%)
Net income before provision for income taxes	11,800	0.777%	1,687	0.160%	$10,113	599.5%
Income tax expense	(2,586)	(0.170)%	(432)	(0.041)%	$2,154	498.6%
Net income	9,214	0.607%	1,255	0.119%	$7,959	634.2%
Net income attributable to non-controlling interests	289	0.019%	21	0.002%	$268	1,276.2%
Net income attributable to the Company	$8,925	0.588%	$1,234	0.117%	$7,691	623.3%
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$1.26		$0.17		$1.09	641.2%
Diluted	$1.16		$0.17		$0.99	582.4%
Performance Metrics:(1)
Gold ounces sold(2)	479,000		428,000		51,000	11.9%
Silver ounces sold(3)	21,245,000		14,102,000		7,143,000	50.7%
Inventory turnover ratio(4)	3.2		3.3		(0.1)	(3.0%)
Number of secured loans at period end(5)	1,324		3,725		(2,401)	(64.5%)

(1)	See "Results of Segments" for ticket count volume by segment.
(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(4)

Inventory turnover ratio is the cost of sales divided by average inventory for the period presented above. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Six Months Ended December 31, 2020 and 2019

Condensed Consolidated Results of Operations

The operating results of our business for the six months ended December 31, 2020 and 2019 are as follows:

in thousands, except per share data and performance metrics
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$3,384,860	100.000%	$2,536,604	100.000%	$848,256	33.4%
Gross profit	54,896	1.622%	16,471	0.649%	$38,425	233.3%
Selling, general, and administrative expenses	(19,039)	(0.562)%	(16,140)	(0.636)%	$2,899	18.0%
Interest income	8,516	0.252%	12,000	0.473%	$(3,484)	(29.0%)
Interest expense	(9,330)	(0.276)%	(10,223)	(0.403)%	$(893)	(8.7%)
Other income (expense), net	7,052	0.208%	(16)	(0.001)%	$7,068	44,175.0%
Unrealized (losses) gains on foreign exchange	(78)	(0.002)%	3	0.000%	$81	2,700.0%
Net income before provision for income taxes	42,017	1.241%	2,095	0.083%	$39,922	1,905.6%
Income tax expense	(9,097)	(0.269)%	(537)	(0.021)%	$8,560	1,594.0%
Net income	32,920	0.973%	1,558	0.061%	$31,362	2,013.0%
Net income attributable to non-controlling interests	912	0.027%	196	0.008%	$716	365.3%
Net income attributable to the Company	$32,008	0.946%	$1,362	0.054%	$30,646	2,250.1%
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$4.53		$0.19		$4.34	2,284.2%
Diluted	$4.21		$0.19		$4.02	2,115.8%
Performance Metrics:(1)
Gold ounces sold(2)	1,200,000		1,004,000		196,000	19.5%
Silver ounces sold(3)	45,493,000		35,013,000		10,480,000	29.9%
Inventory turnover ratio(4)	7.9		9.1		(1.2)	(13.2%)
Number of secured loans at period end(5)	1,324		3,725		(2,401)	(64.5%)

(1)	See "Results of Segments" for ticket count volume by segment.
(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(4)

Inventory turnover ratio is the cost of sales divided by average inventory for the period presented above.  This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the period.

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands, except performance metrics
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,518,744	100.000%	$1,055,590	100.000%	$463,154	43.9%
Performance Metrics
Gold ounces sold	479,000		428,000		51,000	11.9%
Silver ounces sold	21,245,000		14,102,000		7,143,000	50.7%

Revenues for the three months ended December 31, 2020 increased $463.2 million, or 43.9%, to $1.519 billion from $1.056 billion in 2019.  Excluding a decrease in forward sales of $24.9 million, revenues increased $488.0 million or 55.3%, which was primarily attributable to an increase in the total amount of gold and silver ounces sold and higher average selling prices of gold and silver.

Gold ounces sold for the three months ended December 31, 2020 increased 51,000 ounces, or 11.9%, to 479,000 ounces from 428,000 ounces in 2019.  Silver ounces sold for the three months ended December 31, 2020 increased 7,143,000 ounces, or 50.7%, to 21,245,000 ounces from 14,102,000 ounces in 2019. On average, the selling prices for gold increased by 28.3% and selling prices for silver increased by 40.8% during the three months ended December 31, 2020 as compared to 2019.

A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market during the period. These factors were brought on by the volatility in precious metal prices caused by macroeconomic and other events. These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands, except performance metrics
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$3,384,860	100.000%	$2,536,604	100.000%	$848,256	33.4%
Performance Metrics
Gold ounces sold	1,200,000		1,004,000		196,000	19.5%
Silver ounces sold	45,493,000		35,013,000		10,480,000	29.9%

Revenues for the six months ended December 31, 2020 increased $848.3 million, or 33.4% to $3.385 billion from $2.537 billion in 2019.  Excluding a decrease in forward sales of $136.1 million, revenues increased $984.3 million, or 46.7%, which was primarily attributable to an increase in the total amount of gold and silver ounces sold and higher average selling prices of gold and silver.

Gold ounces sold for the six months ended December 31, 2020 increased 196,000 ounces, or 19.5%, to 1,200,000 ounces from 1,004,000 ounces in 2019.  Silver ounces sold for the six months ended December 31, 2020 increased 10,480,000 ounces, or 29.9%, to 45,493,000 ounces from 35,013,000 ounces in 2019. On average, the selling prices for gold increased by 29.2% and selling prices for silver increased by 37.8% during the six months ended December 31, 2020 as compared to 2019.

A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market during the period. These factors were brought on by the volatility in precious metal prices caused by macroeconomic and other events. These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Gross Profit

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands, except performance metric
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$18,751	1.235%	$8,131	0.770%	$10,620	130.6%
Performance Metric
Inventory turnover ratio	3.2		3.3		(0.1)	(3.0%)

Gross profit for the three months ended December 31, 2020 increased by $10.6 million, or 130.6%, to $18.8 million from $8.1 million in 2019.  The overall gross profit increase was due to higher gross profits earned by the Wholesale Sales & Ancillary Services and Direct Sales segments.

The Company’s overall gross margin percentage increased by 46.5 basis points, or 60.4% to 1.235% from 0.770% in 2019. The increase in gross margin percentage was mainly attributable to significantly wider premium spreads due to increased demand, higher trading profits primarily due to increased volatility, and lower forward sales

Forward sales increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Our inventory turnover rate for the three months ended December 31, 2020 decreased by 3.0%, to 3.2 from 3.3 in 2019.  The decrease in our inventory turnover rate was primarily due to the higher average inventory balances related to products available for sale and product financing arrangements partially offset by higher cost of sales during the three months ended December 31, 2020 as compared to 2019.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands, except performance metric
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$54,896	1.622%	$16,471	0.649%	$38,425	233.3%
Performance Metric
Inventory turnover ratio	7.9		9.1		(1.2)	(13.2%)

Gross profit for the six months ended December 31, 2020 increased by $38.4 million, or 233.3%, to $54.9 million from $16.5 million in 2019.  The overall gross profit increase was due to higher gross profits from the Wholesale Sales & Ancillary Services and Direct Sales segments.

The Company’s overall gross margin percentage increased by 97.3 basis points, or 149.9% to 1.622% from 0.649% in 2019. The increase in gross margin percentage was mainly attributable to significantly wider premium spreads due to increased demand, higher trading profits primarily due to increased volatility, and lower forward sales (which increase revenues but are associated with negligible gross margins.

Forward sales increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Our inventory turnover rate for the six months ended December 31, 2020 decreased by 13.2%, to 7.9 from 9.1 in 2019.  The decrease in our inventory turnover rate was primarily due to the higher average inventory balances related to product financing arrangements partially offset by higher cost of sales during the six months ended December 31, 2020 as compared to 2019.

Selling, General and Administrative Expense

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(9,033)	(0.595)%	$(7,870)	(0.746)%	$1,163	14.8%

Selling, general and administrative expenses for the three months ended December 31, 2020 increased $1.2 million, or 14.8%, to $9.0 million from $7.9 million in 2019. The change was primarily due to increases in insurance costs of $0.5 million, financial and tax consulting costs of $0.4 million, compensation expense (including performance-based accruals) of $0.4 million and $0.1 million of advertising expense, which were partially offset by decreases in operating expenses of $0.1 million associated with our Direct Sales segment and depreciation and amortization expenses of $0.1 million.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(19,039)	(0.562)%	$(16,140)	(0.636)%	$2,899	18.0%

Selling, general and administrative expenses for the six months ended December 31, 2020 increased $2.9 million, or 18.0%, to $19.0 million from $16.1 million in 2019. The change was primarily due to increases in compensation expense (including performance-based accruals) of $2.2 million, insurance costs of $0.4 million, financial and tax consulting costs of $0.4 million, computer software cost of $0.2 million and advertising cost of $0.2 million, which were partially offset by decreases in operating expenses of $0.3 million associated with our Direct Sales segment and $0.2 million of depreciation expense.

Interest Income

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands, except performance metric
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$4,533	0.298%	$6,232	0.590%	$(1,699)	(27.3%)
Performance Metric
Number of secured loans at period-end	1,324		3,725		(2,401)	(64.5%)

Interest income for the three months ended December 31, 2020 decreased $1.7 million, or 27.3%, to $4.5 million from $6.2 million in 2019.  The aggregate decrease in interest income was primarily due to lower interest income earned by our Secured Lending segment, partially offset by higher other finance product income.

Interest income from our Secured Lending segment decreased by $2.0 million, or by 49.1% in comparison to the same year-ago period.  The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current period as compared to the average monthly loan balances for the comparable period.

The number of secured loans outstanding decreased by 64.5% to 1,324 from 3,725 in 2019.  Typically, the number of loans increases during periods of increasing precious metal prices and decrease during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in the margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. The Company did not incur loan losses related to the margin calls or borrower loan liquidations during this or the comparable period. In the three successive quarters, as silver prices rebounded, the Company experienced growth in the number of loans.

The interest income from our other finance product income increased by $0.3 million in comparison to the same year-ago period.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands, except performance metric
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$8,516	0.252%	$12,000	0.473%	$(3,484)	(29.0%)
Performance Metric
Number of secured loans at period-end	1,324		3,725		(2,401)	(64.5%)

Interest income for the six months ended December 31, 2020 decreased $3.5 million, or 29.0%, to $8.5 million from $12.0 million in 2019.  The aggregate decrease in interest income was primarily due to lower interest income earned by our Secured Lending segment, partially offset by higher other finance product income.

The interest income from our Secured Lending segment decreased by $3.9 million or by 52.3% in comparison to the same year-ago period.  The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current period as compared to the average monthly loan balances for the comparable period.

The number of secured loans outstanding decreased by 64.5% to 1,324 from 3,725 in 2019.  Typically, the number of loans increases during periods of increasing precious metal prices and decrease during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in the margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. The Company did not incur loan losses related to the margin calls or borrower loan liquidations during this or the comparable period. In the three successive quarters, as silver prices rebounded, the Company experienced growth in the number of loans.

The interest income from our other finance product income increased by $0.4 million in comparison to the same year-ago period.

Interest Expense

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(5,037)	(0.332)%	$(5,081)	(0.481)%	$(44)	(0.9%)

Interest expense for the three months ended December 31, 2020 decreased $44.0 thousand, or 0.9% to $5.0 million from $5.1 million in 2019.  The decrease in interest expense was primarily due to a reduction in loan servicing fees, partially offset by an increase interest expense related to product financing arrangements.  As compared to the same year-ago period, interest expense related to loan servicing fees decreased by $0.4 million, which was offset by an increase of $0.4 million related to product financing arrangements.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(9,330)	(0.276)%	$(10,223)	(0.403)%	$(893)	(8.7%)

Interest expense for the six months ended December 31, 2020 decreased $0.9 million, or 8.7% to $9.3 million from $10.2 million in 2019.  The decrease was primarily due to reductions in interest expense related to our Trading Credit Facility and loan servicing fees, partially offset by increases in interest expense related to product financing arrangements and liability on borrowed metals. As compared to the same year-ago period, the amount of interest expense that decreased, by component, included: (i) $0.9 million of Trading Credit Facility interest expense (including debt amortization costs), (ii) $0.6 million of loan servicing cost, offset by increased interest expense of (iii) $0.5 million related to product financing arrangements, and (iv) $0.1 million of liabilities on borrowed metals.

Other income, net

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$2,567	0.169%	$150	0.014%	$2,417	1,611.3%

Other income, net for the three months ended December 31, 2020 increased $2.4 million, or 1611.3% to $2.6 million from $0.2 million in 2019. The aggregate increase was primarily due to an increase of $2.3 million in the Company’s proportionate share of our equity-method investees' earnings and an increase of $0.2 million in royalties earned compared to the prior comparable quarter.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income (expense), net	$7,052	0.208%	$(16)	(0.001)%	$7,068	44,175.0%

Other (expense) income, net for the six months ended December 31, 2020 increased $7.1 million, or 44,175.0% to $7.1 million from $16 thousand in 2019. The aggregate increase was primarily due to an increase of $6.4 million in the Company’s proportionate share of our equity-method investees' earnings and an increase of $0.5 million in royalties earned compared to the prior comparable period.

Provision for Income Taxes

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(2,586)	(0.170)%	$(432)	(0.041)%	$2,154	498.6%

Our income tax expense was $2.6 million and $0.4 million for the three months ended December 31, 2020 and 2019, respectively.  Our effective tax rate was approximately 21.9% and 25.6% for the three months ended December 31, 2020 and 2019, respectively.  For the three months ended December 31, 2020, our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, offset by the exclusion of profits related to the Company's minority interests, special deduction related to foreign-derived intangible income, and share-based compensation.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(9,097)	(0.269)%	$(537)	(0.021)%	$8,560	1,594.0%

Our income tax expense was $9.1 million and $0.5 million for the six months ended December 31, 2020 and 2019, respectively.  Our effective tax rate was approximately 21.7% and 25.6% for the six months ended December 31, 2020 and 2019, respectively.  For the six months ended December 31, 2020, our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, offset by the exclusion of profits related to the Company's minority interests, special deduction related to foreign-derived intangible income, and share-based compensation.

.

SEGMENT RESULTS OF OPERATIONS

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Secured Lending and (iii) Direct Sales. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”).

Results of Operations  — Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment through A-Mark Precious Metals, Inc., and its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), and A-M Global Logistics, LLC. ("Logistics"), and its partially-owned subsidiary, AM&ST Associates, LLC. ("AMST" or "SilverTowne" or the "Mint"). Also, the Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions.

Overview of Results of Operations for the Three Months Ended December 31, 2020 and 2019

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment for the three months ended December 31, 2020 and 2019 are as follows:

in thousands, except performance metrics
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,477,489	100.000%	$1,038,154	100.000%	$439,335	42.3%
Gross profit	13,245	0.896%	6,597	0.635%	$6,648	100.8%
Selling, general, and administrative expenses	(6,685)	(0.452)%	(5,477)	(0.528)%	$1,208	22.1%
Interest income	2,498	0.169%	2,230	0.215%	$268	12.0%
Interest expense	(2,915)	(0.197)%	(2,444)	(0.235)%	$471	19.3%
Other income, net	2,362	0.160%	102	0.010%	$2,260	2,215.7%
Unrealized gains on foreign exchange	19	0.001%	125	0.012%	$(106)	(84.8%)
Net income before provision for income taxes	$8,524	0.577%	$1,133	0.109%	$7,391	652.3%
Performance Metrics:
Gold ounces sold(1)	465,000		420,000		45,000	10.7%
Silver ounces sold(2)	20,972,000		13,976,000		6,996,000	50.1%
Wholesale Sales ticket volume(3)	29,797		30,554		(757)	(2.5%)

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(3)	Wholesale Sales ticket volume represents the total number of product orders processed by A-Mark.

Overview of Results of Operations for the Six Months Ended December 31, 2020 and 2019

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment for the six months ended December 31, 2020 and 2019 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$3,291,197	100.000%	$2,499,087	100.000%	$792,110	31.7%
Gross profit	43,867	1.333%	13,357	0.534%	$30,510	228.4%
Selling, general, and administrative expenses	(14,292)	(0.434)%	(11,279)	(0.451)%	$3,013	26.7%
Interest income	4,936	0.150%	4,492	0.180%	$444	9.9%
Interest expense	(5,863)	(0.178)%	(5,270)	(0.211)%	$593	11.3%
Other income, net	6,488	0.197%	114	0.005%	$6,374	5,591.2%
Unrealized (losses) gains on foreign exchange	(78)	(0.002)%	3	0.000%	$81	2,700.0%
Net income before provision for income taxes	$35,058	1.065%	$1,417	0.057%	$33,641	2,374.1%
Performance Metrics:
Gold ounces sold(1)	1,169,000		986,000		183,000	18.6%
Silver ounces sold(2)	44,890,000		34,696,000		10,194,000	29.4%
Wholesale Sales ticket volume(3)	65,138		66,802		(1,664)	(2.5%)

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(3)	Wholesale Sales ticket volume represents the total number of product orders processed by A-Mark.

Revenues — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands, except performance metrics
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,477,489	100.000%	$1,038,154	100.000%	$439,335	42.3%
Performance Metrics
Gold ounces sold	465,000		420,000		45,000	10.7%
Silver ounces sold	20,972,000		13,976,000		6,996,000	50.1%

Revenues for the three months ended December 31, 2020 increased $439.3 million, or 42.3%, to $1.477 billion from $1.038 billion in 2019.  Excluding the decrease in forward sales of $24.9 million, revenues increased $464.2 million or 53.7%, which was primarily attributable to an increase in the total amount of gold and silver ounces sold and higher average selling prices of gold and silver.

Gold ounces sold for the three months ended December 31, 2020 increased 45,000 ounces, or 10.7%, to 465,000 ounces from 420,000 ounces in 2019.  Silver ounces sold for the three months ended December 31, 2020 increased 6,996,000 ounces, or 50.1%, to 20,972,000 ounces from 13,976,000 ounces in 2019. On average, the selling prices for gold increased by 27.7% and selling prices for silver increased by 40.5% during the three months ended December 31, 2020 as compared to 2019.

A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market during the period. These factors were brought on by the volatility in precious metal prices caused by macroeconomic and other events. These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands, except performance metrics
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$3,291,197	100.000%	$2,499,087	100.000%	$792,110	31.7%
Performance Metrics
Gold ounces sold	1,169,000		986,000		183,000	18.6%
Silver ounces sold	44,890,000		34,696,000		10,194,000	29.4%

Revenues for the six months ended December 31, 2020 increased $792.1 million, or 31.7%, to $3.291 billion from $2.499 billion in 2019.  Excluding the decrease in forward sales of $136.1 million, revenues increased $928.2 million or by 44.9%, which was primarily attributable to an increase in the total amount of gold and silver ounces sold and higher average selling prices of gold and silver.

Gold ounces sold for the six months ended December 31, 2020 increased 183,000 ounces, or 18.6%, to 1,169,000 ounces from 986,000 ounces in 2019.  Silver ounces sold for the six months ended December 31, 2020 increased 10,194,000 ounces, or 29.4%, to 44,890,000 ounces from 34,696,000 ounces in 2019. On average, the selling prices for gold increased by 28.7% and selling prices for silver increased by 37.5% during the six months ended December 31, 2020 as compared to 2019.

A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market during the period. These factors were brought on by the volatility in precious metal prices caused by macroeconomic and other events. These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Gross Profit — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands, except performance metric
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$13,245	0.896%	$6,597	0.635%	$6,648	100.8%
Performance Metric
Wholesale Sales ticket volume	29,797		30,554		(757)	(2.5%)

Gross profit for the three months ended December 31, 2020 increased by $6.6 million, or 100.8%, to $13.2 million from $6.6 million in 2019. The overall gross profit increase was primarily due to higher sales volumes and increased spreads.

This segment’s profit margin percentage increased by 26.1 basis points, or 41.1% to 0.896% from 0.635% in 2019. The increase in gross margin percentage was mainly attributable to significantly wider premium spreads due to increased demand, higher trading profits primarily due to increased volatility, and lower forward sales.

Forward sales increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

The Wholesale Sales ticket volume for the three months ended December 31, 2020 decreased by 757 tickets, or 2.5%, to 29,797 tickets from 30,554 tickets in 2019.  The decrease in our Wholesale Sales ticket volume reflects that more ounces were sold per ticket compared to  2019.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands, except performance metric
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$43,867	1.333%	$13,357	0.534%	$30,510	228.4%
Performance Metric
Wholesale Sales ticket volume	65,138		66,802		(1,664)	(2.5%)

Gross profit for the six months ended December 31, 2020 increased by $30.5 million, or 228.4%, to $43.9 million from $13.4 million in 2019.  The overall gross profit increase was primarily due to higher sales volumes and increased spreads.

This segment’s profit margin percentage increased by 79.9 basis points, or 149.6% to 1.333% from 0.534% in 2019. The increase in gross margin percentage was mainly attributable to significantly wider premium spreads due to increased demand, higher trading profits primarily due to increased volatility, and lower forward sales.

Forward sales increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

The Wholesale Sales ticket volume for the six months ended December 31, 2020 decreased by 1,664 tickets, or 2.5%, to 65,138 tickets from 66,802 tickets in 2019.  The decrease in our Wholesale Sales ticket volume reflects that more ounces were sold per ticket compared to 2019.

Selling, General and Administrative Expenses  — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(6,685)	(0.452)%	$(5,477)	(0.528)%	$1,208	22.1%

Selling, general and administrative expenses for the three months ended December 31, 2020 increased $1.2 million, or 22.1%, to $6.7 million from $5.5 million in 2019.  The change was primarily due to increases in insurance costs of $0.5 million, financial and tax consulting costs of $0.4 million, compensation expense (including performance-based accruals) of $0.4 million, and advertising expense of $0.1 million.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(14,292)	(0.434)%	$(11,279)	(0.451)%	$3,013	26.7%

Selling, general and administrative expenses for the six months ended December 31, 2020 increased $3.0 million, or 26.7%, to $14.3 million from $11.3 million in 2019. The change was primarily due to increases in compensation expense (including performance-based accruals) of $2.2 million, insurance costs of $0.4 million, financial and tax consulting costs of $0.4 million, and advertising expense of $0.2 million.

Interest Income — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,498	0.169%	$2,230	0.215%	$268	12.0%

Interest income for the three months ended December 31, 2020 increased $0.3 million, or 12.0%, to $2.5 million from $2.2 million in 2019.  The overall increase is primarily due to $0.4 million interest earned from repurchase agreements.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$4,936	0.150%	$4,492	0.180%	$444	9.9%

Interest income for the six months ended December 31, 2020 increased $0.4 million, or 9.9%, to $4.9 million from $4.5 million in 2019.  The overall increase is primarily due to $0.6 million interest earned from repurchase agreements, partially offset by a reduction of $0.1 million of interest income earned from spot deferred trade orders.

Interest Expense — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,915)	(0.197)%	$(2,444)	(0.235)%	$471	19.3%

Interest expense for the three months ended December 31, 2020 increased $0.5 million, or 19.3% to $2.9 million from $2.4 million in 2019. The increase was primarily due greater product financing arrangements activity, which increased $0.4 million against the comparable period.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(5,863)	(0.178)%	$(5,270)	(0.211)%	$593	11.3%

Interest expense for the six months ended December 31, 2020 increased $0.6 million, or 11.3% to $5.9 million from $5.3 million in 2019. The increase was primarily due to product financing arrangements, which increased $0.5 million, and liabilities on borrowed metals activity, which increased $0.1 million compared to the same year ago period.

Other Income, net — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$2,362	0.160%	$102	0.010%	$2,260	2,215.7%

Other income, net for the three months ended December 31, 2020 increased $2.3 million or 2215.7% to $2.4 million from $0.1 million in 2019.  The aggregate increase was primarily due to an increase in the Company’s proportionate share of our equity-method investees' earnings of $2.3 million compared to the prior comparable quarter.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$6,488	0.197%	$114	0.005%	$6,374	5,591.2%

Other income, net for the six months ended December 31, 2020 increased $6.4 million, or 5591.2% to $6.5 million from $0.1 million in 2019. The aggregate increase was primarily related to an increase in the Company’s proportionate share of our equity-method investees' earnings of $6.4 million compared to the prior comparable period.

Results of Operations  —  Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation LLC. ("CFC") and AM Capital Funding, LLC. (“AMCF”).  AMCF was formed in September 2018, and its financial activity was incorporated into the Secured Lending segment's results thereafter.

Overview of Results of Operations for the Three Months Ended December 31, 2020 and 2019

—  Secured Lending Segment

The operating results of our Secured Lending segment for the three months ended December 31, 2020 and 2019 are as follows:

in thousands, except performance metrics
Three Months Ended December 31,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,035	100.000%	$4,002	100.000%	$(1,967)	(49.2%)
Interest expense	(2,122)	(104.275)%	(2,637)	(65.892)%	$(515)	(19.5%)
Selling, general and administrative expenses	(507)	(24.914)%	(384)	(9.595)%	$123	32.0%
Other income, net	205	10.074%	47	1.174%	$158	336.2%
Net (loss) income before provision for income taxes	$(389)	(19.115)%	$1,028	25.687%	$1,417	137.8%
Performance Metric:
Number of secured loans at period end(1)	1,324		3,725		(2,401)	(64.5%)

(1)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Six Months Ended December 31, 2020 and 2019

—  Secured Lending Segment

The operating results of our Secured Lending segment for the six months ended December 31, 2020 and 2019 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$3,580	100.000%	$7,508	100.000%	$(3,928)	(52.3%)
Interest expense	(3,467)	(96.844)%	(4,953)	(65.970)%	$(1,486)	(30.0%)
Selling, general and administrative expenses	(1,003)	(28.017)%	(732)	(9.750)%	$271	37.0%
Other income, net	564	15.754%	89	1.185%	$475	533.7%
Net (loss) income before provision for income taxes	$(326)	(9.106)%	$1,912	25.466%	$2,238	117.1%
Performance Metric:
Number of secured loans at period end(1)	1,324		3,725		(2,401)	(64.5%)

(1)	Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands, except performance metric
Three Months Ended December 31,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,035	100.000%	$4,002	100.000%	$(1,967)	(49.2%)
Performance Metric
Number of secured loans at period-end	1,324		3,725		(2,401)	(64.5%)

Interest income for the three months ended December 31, 2020 decreased $2.0 million, or 49.2%, to $2.0 million from $4.0 million in 2019. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current period as compared to the average monthly loan balances for the comparable period.

The number of secured loans outstanding decreased by 64.5% to 1,324 from 3,725 in 2019.  Typically, the number of loans increases during periods of increasing precious metal prices and decrease during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. The Company did not incur loan losses related to the margin calls or borrower loan liquidations during this or the comparable period. In the three successive quarters, as silver prices rebounded, the Company experienced growth in the number of loans in the portfolio.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands, except performance metric
Six Months Ended December 31,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$3,580	100.000%	$7,508	100.000%	$(3,928)	(52.3%)
Performance Metric
Number of secured loans at period-end	1,324		3,725		(2,401)	(64.5%)

Interest income for the six months ended December 31, 2020 decreased $3.9 million, or 52.3%, to $3.6 million from $7.5 million in 2019.  The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current period as compared to the average monthly loan balances for the comparable period.

The number of secured loans outstanding decreased by 64.5% to 1,324 from 3,725 in 2019.  Typically, the number of loans increases during periods of increasing precious metal prices and decrease during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. The Company did not incur loan losses related to the margin calls or borrower loan liquidations during this or the comparable period. In the three successive quarters, as silver prices rebounded, the Company experienced growth in the number of loans in the portfolio.

Interest Expense — Secured Lending

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands
Three Months Ended December 31,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,122)	(104.275)%	$(2,637)	(65.892)%	$(515)	(19.5%)

Interest expense for the three months ended December 31, 2020 decreased $0.5 million, or 19.5% to $2.1 million from $2.6 million in 2019.  The change in interest expense is driven by the value of our secured loan portfolio, which is primarily financed through our notes payable and Trading Credit Facility.  As compared to the same year-ago period, interest expense related to loan servicing costs decreased $0.4 million as fewer loans were outstanding.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands
Six Months Ended December 31,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(3,467)	(96.844)%	$(4,953)	(65.970)%	$(1,486)	(30.0%)

Interest expense for the six months ended December 31, 2020 decreased $1.5 million, or 30.0% to $3.5 million from $5.0 million in 2019.  The change in interest expense is driven by the value of our secured loan portfolio, which is primarily financed through our notes payable and Trading Credit Facility.  As compared to the same year-ago period, interest expense related to loan servicing costs decreased $0.6 million and interest expense related to our notes payable and Trading Credit Facility decreased in aggregate, by $0.8 million.

Selling, General and Administrative Expenses — Secured Lending

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands
Three Months Ended December 31,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(507)	(24.914)%	$(384)	(9.595)%	$123	32.0%

Selling, general and administrative expenses for the three months ended December 31, 2020 was comparable to the prior year period.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands
Six Months Ended December 31,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(1,003)	(28.017)%	$(732)	(9.750)%	$271	37.0%

Selling, general and administrative expenses for the six months ended December 31, 2020 increased $0.3 million, or 37.0%, to $1.0 million from $0.7 million in 2019.  The increase was primarily due to an increase in depreciation and amortization expense.

Other Income, net — Secured Lending

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands
Three Months Ended December 31,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$205	10.074%	$47	1.174%	$158	336.2%

Other income, net for the three months ended December 31, 2020 increased $0.2 million, or 336.2%, to $0.2 million from $47 thousand in 2019. The increase was primarily due to increase in royalty income.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands
Six Months Ended December 31,	2020		2019		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$564	15.754%	$89	1.185%	$475	533.7%

Other income, net for the six months ended December 31, 2020 increased $0.5 million, or 533.7%, to $0.6 million from $0.1 million in 2019. The increase was primarily due to increase in royalty income.

Results of Operations  — Direct Sales Segment

The Company operates its Direct Sales segment through its wholly-owned subsidiaries Goldline Inc. (“Goldline”) and AM IP LLC. ("AMIP"), and through its 50%-owned subsidiary Precious Metals Purchasing Partners, LLC. ("PMPP").  In fiscal 2018, management commenced our reporting of Direct Sales segment as a result of the acquisition of Goldline.  In connection with our formation of AMIP in May 2018, the financial activity of AMIP was incorporated into the Direct Sales segment's fiscal 2019 results. In connection with the commencement PMPP’s operation in July 2019, the financial activity of PMPP was incorporated into the fiscal 2020 Direct Sales segment's results.

Overview of Results of Operations for the Three Months Ended December 31, 2020 and 2019

— Direct Sales Segment

The operating results of our Direct Sales segment for the three months ended December 31, 2020 and 2019 are as follows:

in thousands, except performance metrics
Three Months Ended December 31,	2020				2019				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$41,255	(a)	100.000%		$17,436	(c)	100.000%		$23,819	136.6%
Gross profit	5,506		13.346%	(b)	1,534		8.798%	(d)	$3,972	258.9%
Selling, general and administrative expenses	(1,841)		(4.462)%		(2,009)		(11.522)%		$(168)	(8.4)%
Other income, net	—		0.000%		1		0.006%		$(1)	(100.0)%
Net income (loss) before provision for income taxes	$3,665		8.884%		(474)		(2.719)%		$4,139	873.2%
Performance Metrics:
Gold ounces sold(1)	14,000				8,000				6,000	75.0%
Silver ounces sold(2)	273,000				126,000				147,000	116.7%
Direct Sales ticket volume⁽³⁾	6,952				4,903				2,049	41.8%

(a)	Includes $2.1 million of inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment.
(b)	Gross profit percentage realized from sales, excluding inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment, is 14.082% for the period.
(c)	Includes $4.8 million of inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment.
(d)	Gross profit percentage realized from sales, excluding inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment, is 11.025% for the period.
(1)	Gold ounces sold represents the ounces of gold product sold during the three-month period.
(2)	Silver ounces sold represents the ounces of silver product sold during the three-month period.
(3)	Direct Sales segment ticket volume represents the total number of product orders processed by Goldline and PMPP.

Overview of Results of Operations for the Six Months Ended December 31, 2020 and 2019

— Direct Sales Segment

The operating results of our Direct Sales segment for the six months ended December 31, 2020 and 2019 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2020				2019				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$93,663	(a)	100.000%		$37,517	(c)	100.000%		$56,146	149.7%
Gross profit	11,029		11.775%	(b)	3,114		8.300%	(d)	$7,915	254.2%
Selling, general and administrative expenses	(3,744)		(3.997)%		(4,129)		(11.006)%		$(385)	(9.3)%
Other expense, net	—		—		(219)		(0.584)%		$(219)	(100.0)%
Net income (loss) before provision for income taxes	$7,285		7.778%		(1,234)		(3.289)%		$8,519	690.4%
Performance Metrics:
Gold ounces sold(1)	31,000				18,000				13,000	72.2%
Silver ounces sold(2)	603,000				317,000				286,000	90.2%
Direct Sales ticket volume⁽³⁾	11,559				8,379				3,180	38.0%

(a)	Includes $6.9 million of inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment.
(b)	Gross profit percentage, excluding inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment, is 12.801% for the period.
(c)	Includes $13.1 million of inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment.
(d)	Gross profit percentage, excluding inter-segment company sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment, is 11.167% for the period.
(1)	Gold ounces sold represents the ounces of gold product sold during the period.
(2)	Silver ounces sold represents the ounces of silver product sold during the period.
(3)	Direct Sales segment ticket volume represents the total number of product orders processed by Goldline and PMPP.

Revenues — Direct Sales

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands, except performance metrics
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$41,255	100.000%	$17,436	100.000%	$23,819	136.6%
Performance Metrics:
Gold ounces sold	14,000		8,000		6,000	75.0%
Silver ounces sold	273,000		126,000		147,000	116.7%

Revenues for the three months ended December 31, 2020 increased $23.8 million, or 136.6%, to $41.3 million from $17.4 million in 2019. Excluding inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment, revenues for the three months ended December 31, 2020 increased $26.5 million or 210.3% to $39.1 million from $12.6 million as compared to 2019.

Gold ounces sold for the three months ended December 31, 2020 increased 6,000 ounces, or 75.0%, to 14,000 ounces from 8,000 ounces in 2019.  Silver ounces sold for the three months ended December 31, 2020 increased 147,000 ounces, or 116.7%, to 273,000 ounces from 126,000 ounces in 2019. On average, the selling prices for gold increased by 39.8% and selling prices for silver increased by 47.7% during the three months ended December 31, 2020 as compared to 2019.

A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market during the period. These factors were brought on by the volatility in precious metal prices caused by macroeconomic and other events. These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands, except performance metrics
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$93,663	100.000%	$37,517	100.000%	$56,146	149.7%
Performance Metrics:
Gold ounces sold	31,000		18,000		13,000	72.2%
Silver ounces sold	603,000		317,000		286,000	90.2%

Revenues for the six months ended December 31, 2020 increased $56.1 million, or 149.7%, to $93.7 million from $37.5 million in 2019. Excluding inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment, revenues for the six months ended December 31, 2020 increased $62.4 million or 255.7% to $86.8 million from $24.4 million in 2019.

Gold ounces sold for the six months ended December 31, 2020 increased 13,000 ounces, or 72.2%, to 31,000 ounces from 18,000 ounces in 2019.  Silver ounces sold for the six months ended December 31, 2020 increased 286,000 ounces, or 90.2%, to 603,000 ounces from 317,000 ounces in 2019. On average, the selling prices for gold increased by 42.1% and selling prices for silver increased by 45.6% during the six months ended December 31, 2020 as compared to 2019.

A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market during the period. These factors were brought on by the volatility in precious metal prices caused by macroeconomic and other events. These conditions are not representative of normal market conditions, and we are uncertain of the duration of these conditions.

Gross Profit — Direct Sales

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands, except performance metric
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$5,506	13.346%	$1,534	8.798%	$3,972	258.9%
Performance Metric:
Direct Sales ticket volume	6,952		4,903		2,049	41.8%

Gross profit for the three months ended December 31, 2020 increased by $4.0 million, or 258.9%, to $5.5 million from $1.5 million in 2019.  The Company’s profit margin percentage increased by 51.7% to 13.346% from 8.798% in 2019. Excluding the impact of inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment, the Direct Sales segment's gross profit margin percentage increased by 27.7% to 14.082% from 11.025% in 2019.

The Direct Sales ticket volume for the three months ended December 31, 2020 increased by 2,049 tickets, or 41.8%, to 6,952 tickets from 4,903 tickets in 2019.  The increase in Direct Sales ticket volume was primarily due to higher demand as compared to 2019.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands, except performance metric
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$11,029	11.775%	$3,114	8.300%	$7,915	254.2%
Performance Metric:
Direct Sales ticket volume	11,559		8,379		3,180	38.0%

Gross profit for the six months ended December 31, 2020 increased by $7.9 million, or 254.2%, to $11.0 million from $3.1 million in 2019.  For the six months ended December 31, 2020, the Company’s profit margin percentage increased by 41.9% to 11.775% from 8.300% in 2019. Excluding the impact of inter-segment sales from the Direct Sales segment to the Wholesale Sales & Ancillary Services segment, the Direct Sales segment's gross profit margin percentage increased by 14.6% to 12.801% from 11.167% in 2019.

The Direct Sales ticket volume for the six months ended December 31, 2020 increased by 3,180 tickets, or 38.0%, to 11,559 tickets from 8,379 tickets in 2019.  The increase in Direct Sales ticket volume was primarily due to higher demand as compared to 2019.

Selling, General and Administrative Expense — Direct Sales

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

in thousands
Three Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(1,841)	(4.462)%	$(2,009)	(11.522)%	$(168)	(8.4)%

Selling, general and administrative expenses for the three months ended December 31, 2020 decreased $0.2 million, or 8.4%, to $1.8 million from $2.0 million in 2019.  The decrease in selling, general and administrative expenses was primarily due to cost reduction efforts implemented at Goldline, resulting in reductions of personnel costs of $0.1 million, legal costs of $0.1 million, and computer consulting costs of $0.1 million, which were partially offset by increases in PMPP operating costs of $0.1 million and advertising costs of $0.1 million.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(3,744)	(3.997)%	$(4,129)	(11.006)%	$(385)	(9.3)%

Selling, general and administrative expenses for the six months ended December 31, 2020 decreased $0.4 million, or 9.3%, to $3.7 million from $4.1 million in 2019.  The decrease in selling, general and administrative expenses was primarily due to cost reduction efforts implemented at Goldline, resulting in reductions of personnel costs of $0.2 million, legal costs of $0.3 million, and computer consulting costs of $0.2 million, which were partially offset by increases in PMPP operating costs of $0.1 million and advertising costs of $0.3 million.

Other income (expense) — Direct Sales

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

There was no significant activity for the current or comparable quarterly period.

Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

in thousands
Six Months Ended December 31,	2020		2019		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other expense, net	$—	—	$(219)	(0.584)%	$(219)	(100.0)%

For the six months ended December 31, 2019, the other expense activity of $0.2 million was related to a one-time charge in connection with the settlement of the purchase price related to the acquisition of Goldline.  There was no activity for the current comparable period.

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.

A substantial portion of our assets are liquid. As of December 31, 2020, approximately 94.2% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventories, measured at fair value. Cash generated from the sales of our precious metals products is our primary source of operating liquidity.

Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

Lines of Credit

in thousands
	December 31, 2020	June 30, 2020	December 31, 2020 Compared to June 30, 2020
Lines of credit	$175,000	$135,000	$40,000

Effective March 27, 2020, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as joint lead lender and administrative agent and Natixis acts as joint lead arranger and syndication agent for the syndicate.  As of December 31, 2020, the Trading Credit Facility provided the Company with access up to $270.0 million, featuring a $257.5 million base, with a $12.5 million accordion option. The maturity date of the credit facility is March 26, 2021. The Trading Credit Facility was formed on March 31, 2016, and the Company has successfully amended and extended the terms of the Trading Credit Facility each year since its inception.

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance its lending activities.

Notes Payable

in thousands
	December 31, 2020	June 30, 2020	December 31, 2020 Compared to June 30, 2020
Notes payable	$92,874	$92,517	$357

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

As of December 31, 2020, the consolidated aggregate carrying balance of the Notes was $92.9 million (which excludes the $5.0 million Note that the Company retained), and the remaining unamortized loan cost balance was approximately $2.1 million, which is amortized using the effective interest method through the maturity date. (See Note 14 of the notes to condensed consolidated financial statements.)

Liabilities on Borrowed Metals

in thousands
	December 31, 2020	June 30, 2020	December 31, 2020 Compared to June 30, 2020
Liabilities on borrowed metals	$141,796	$168,206	$(26,410)

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

Product Financing Arrangements

in thousands
	December 31, 2020	June 30, 2020	December 31, 2020 Compared to June 30, 2020
Product financing arrangements	$272,531	$74,678	$197,853

The Company has agreements with financial institutions and other third parties that allow the Company to transfer its gold and silver inventory to the third party at an agreed-upon price based on the spot price, which provides alternative sources of liquidity. During the term of the agreement both parties intend for inventory to be returned at an agreed-upon price based on the spot price on the termination (repurchase) date. The third parties charge monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified as interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales.

Secured Loans Receivable

in thousands
	December 31, 2020	June 30, 2020	December 31, 2020 Compared to June 30, 2020
Secured loans receivable	$95,817	$63,710	$32,107

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

Dividends

On September 3, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on September 21, 2020.  On October 29, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on November 23, 2020.  In the aggregate, the Company paid $21.2 million in dividends for the six months ended December 31, 2020.

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

The following summarizes components of our condensed consolidated statements of cash flows for the six months ended December 31, 2020 and 2019:

in thousands
Year Ended	December 31, 2020	December 31, 2019	December 31, 2020 Compared to December 31, 2019
Net cash (used in) provided by operating activities	$(207,775)	$43,356	$(251,131)
Net cash used in investing activities	$(47,156)	$(38,379)	$(8,777)
Net cash provided by (used in) financing activities	$217,528	$(1,739)	$219,267

Our principal capital requirements have been to fund (i) working capital and (ii) investing activity. Our working capital requirements fluctuate with market conditions, the availability of precious metals and the volatility of precious metals commodity pricing.

Net cash (used in) provided by operating activities

Operating activities used $207.8 million and provided $43.4 million in cash for the six months ended December 31, 2020 and 2019, respectively, representing a $251.1 million decrease in the source of cash compared to the six months ended December 31, 2019.  This period over period decrease in the source of cash was primarily due to changes in the balances of: inventories, receivables, liabilities on borrowed metals, derivative assets and income taxes payable; offset by changes in the balances of: derivative liabilities, precious metals held under financing arrangements, and secured loans.

Net cash used in investing activities

Investing activities used $47.2 million and used $38.4 million in cash for the six months ended December 31, 2020 and 2019, respectively, representing a $8.8 million decrease in the source of cash compared to the six months ended December 31, 2019.  This period over period decrease was due to the change in the balance of long term investments of $6.8 million, as the Company acquired a 31.2% ownership interest in a supplier and counterparty, secured loans of $6.2 million, as a higher number of loans were acquired in the current period, partially offset by the change in the balance of other long term assets (long term loans to customers) of $4.5 million.

Net cash provided by (used in) financing activities

Financing activities provided $217.5 million and used $1.7 million in cash for the six months ended December 31, 2020 and 2019, respectively, representing a $219.3 million increase in the source of cash compared to the six months ended December 31, 2019.  This period over period increase was primarily due to changes in the balance of product financing arrangements of $212.6 million, the change in the balance of the Trading Credit Facility of $27.0 million, cash received from employee stock option exercises of $1.4 million; offset by the payment of two non-recurring special dividends of $21.2 million, in aggregate, and the change in debt issuance costs of $0.6 million.

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

Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers.  Our forwards contracts open at December 31, 2020 are scheduled to settle within 60 days. Futures positions do not have settlement dates. The Company typically uses futures contracts for its shorter-term hedge positions and forward contracts for longer term hedge positions.

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

The Company’s net losses on derivative instruments for the three months ended December 31, 2020 and 2019, totaled $95.1 million and $11.0 million, respectively. The Company’s net losses on derivative instruments for the six months ended December 31, 2020 and 2019, totaled $121.7 million and $2.4 million, respectively.  These net losses on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of December 31, 2020 and June 30, 2020:

in thousands
	December 31, 2020	June 30, 2020
Inventories	$517,682	$321,281
Precious metals held under financing arrangements	160,255	178,577
	677,937	499,858
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(9)	(17)
Premium on metals position	(11,967)	(3,684)
Precious metal value not hedged	(11,976)	(3,701)
	665,961	496,157
Commitments at market:
Open inventory purchase commitments	723,536	514,553
Open inventory sales commitments	(309,332)	(309,134)
Margin sale commitments	(6,102)	(14,652)
In-transit inventory no longer subject to market risk	(6,728)	(3,605)
Unhedgeable premiums on open commitment positions	4,948	2,779
Borrowed precious metals	(141,796)	(168,206)
Product financing arrangements	(272,531)	(74,678)
Advances on industrial metals	696	318
	(7,309)	(52,625)
Precious metal subject to price risk	658,652	443,532
Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	126,154	73,948
Precious metals futures contracts at market values	532,044	369,842
Total market value of derivative financial instruments	658,198	443,790

Net precious metals subject to commodity price risk	$454	$(258)

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At December 31, 2020, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

Commitments and Contingencies

Refer to Note 15 for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020 and June 30, 2020, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands
	December 31, 2020	June 30, 2020
Purchase commitments	$723,536	$514,553
Sales commitments	$(309,332)	$(309,134)
Margin sale commitments	$(6,102)	$(14,652)
Open forward contracts	$126,154	$73,948
Open futures contracts	$532,044	$369,842
Foreign exchange forward contracts	$2,302	$4,599

The notional amounts of the commodity forward and futures contracts and the open sales and purchase orders, as shown in the table above, are not reflected at the notional amounts in the condensed consolidated balance sheets. The Company records commodity forward and futures contracts at the fair value, which is the difference between the market price of the underlying metal or contract measured on the reporting date and the trade amount measured on the date the contract was transacted.  The fair value of the open derivative contracts is shown as a component of derivative assets or derivative liabilities in the accompanying condensed consolidated balance sheets.

The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of income. We adjust the carrying value of the derivatives to fair value daily until the transactions are physically settled. (See Note 11 of the notes to condensed consolidated financial statements.)

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

We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility.  Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus (i) 2.50% for revolving credit line loans and (ii) 4.50% for loans extended in excess of the then-available revolving credit line. The LIBOR was approximately 0.14% as of December 31, 2020.

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

One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. Two customers represented 27.9% of A-Mark's revenues for the six months ended December 31, 2020.  The same two customers represented 21.9% of A-Mark's revenues for the six months ended December 31, 2019.  If our relationships with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.

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

On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become pandemic, and on March 13, COVID-19 was declared a national emergency on account of the spread of the disease in the United States.  The COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States, and has severely constricted the level of economic activity worldwide. While there have been certain positive effects of the market reaction to the outbreak on our business, as precious metals prices have experienced increased volatility resulting in enhanced pricing spreads and improved profitability, we cannot tell how long these effects will continue or predict their future magnitude.  The disruption in the financial markets has also had, and could in the future, have adverse effects on our businesses, including the following:

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

•

We engage in transactions with numerous financial counterparties.  If these parties were to experience significant financial reversals, for example as a result of investments in sectors that have suffered severe downturns as a result of the COVID-19 pandemic, these parties may be unable to comply with their financial obligations to us, may cease transacting business with us or could curtail or terminate the credit that they extend to us.  While we deal with a significant number of counterparties, we nonetheless have concentration in our customer base, with 27.9% of our revenues in the six months ended December 31, 2020 being attributable to two customers.  To the extent that the COVID-19 pandemic were to materially and adversely affect the financial condition of customers responsible for a material portion of our revenues, our business could be correspondingly impaired.

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

The business of buying and selling precious metals is global and highly competitive. The Company competes with precious metals firms and banks throughout North America, Europe and elsewhere in the world, some of whom have greater financial and other resources, and greater name recognition, than the Company.  We believe that, as a full service firm devoted exclusively to precious metals trading, we offer pricing, product availability, execution, financing alternatives and storage options that are attractive to our customers and allow us to compete effectively. We also believe that our purchaser/distributorship arrangements with various governmental mints give us a competitive advantage in our coin distribution business.  However, given the global reach of the precious metals business, the absence of intellectual property protections and the availability of numerous, evolving platforms for trading in precious metals, we cannot assure you that A-Mark will be able to continue to compete successfully or that future developments in the industry will not create additional competitive challenges.

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

The Company is a party to an exclusive distribution agreement with AMST with respect to the silver products produced by AMST.  Under this agreement, which terminates in August 2021 unless automatically renewed for an additional two years (subject to early termination under certain circumstances) the Company is currently required to order no less than 200,000 ounces of silver products per week (which amount is subject to re-evaluation as may be mutually agreed by the parties.) The price paid per ounce is mutually determined by the parties as may be mutually agreed, taking into consideration the manufacturing premiums then existing in the marketplace.

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

See Note 16 for information about two non-recurring special dividends both declared by the Board of Directors in fiscal 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of December 31, 2020, no shares had been repurchased under the program.

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

A-MARK PRECIOUS METALS, INC.
Date:	February 10, 2021	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	February 10, 2021	By:	/s/ Kathleen Simpson-Taylor
			Name:	Kathleen Simpson-Taylor
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	February 10, 2021
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	February 10, 2021
Kathleen Simpson-Taylor	(Principal Financial Officer)