Form 10-Q
period 2021-03-31
A-Mark Precious Metals, Inc.
filed 2021-05-14
CIK 1591588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☑    No  ☐

As of May 6, 2021, the registrant had 11,136,233 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Nine Months Ended March 31, 2021

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data) (unaudited)

	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash(1)	$38,766	$52,325
Receivables, net(1)	64,713	49,142
Derivative assets(1)	70,325	46,325
Secured loans receivable(1)	100,728	63,710
Precious metals held under financing arrangements(1)	160,988	178,577
Inventories:
Inventories(1)	310,854	246,603
Restricted inventories	250,067	74,678
	560,921	321,281
Prepaid expenses and other assets(1)	4,464	2,659
Total current assets	1,000,905	714,019
Operating lease right of use assets	6,066	4,223
Property, plant, and equipment, net	8,264	5,675
Goodwill	101,673	8,881
Intangibles, net	101,516	4,974
Long-term investments	12,429	16,763
Other long-term assets	2,500	3,500
Total assets	$1,233,353	$758,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$165,000	$135,000
Liabilities on borrowed metals	109,735	168,206
Product financing arrangements	250,067	74,678
Accounts payable and other current liabilities	228,254	140,930
Derivative liabilities(1)	14,620	25,414
Accrued liabilities(1)	17,098	10,397
Income tax payable	15,929	2,135
Total current liabilities	800,703	556,760
Notes payable(1)	93,060	92,517
Deferred tax liabilities	20,382	62
Other liabilities	5,530	3,802
Total liabilities	919,675	653,141
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of March 31, 2021 and June 30, 2020	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 11,136,233 and 7,031,500 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	112	71
Additional paid-in capital	147,370	27,289
Retained earnings	161,086	73,644
Total A-Mark Precious Metals, Inc. stockholders’ equity	308,568	101,004
Non-controlling interests	5,110	3,890
Total stockholders’ equity	313,678	104,894
Total liabilities, non-controlling interests and stockholders’ equity	$1,233,353	$758,035

(1)	Includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

See accompanying

Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands) (unaudited)

In September 2018, AM Capital Funding, LLC (“AMCF”), a wholly-owned subsidiary of Collateral Finance Corporation, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "Notes").  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023.

The Company consolidates a variable interest entity ("VIE") if the Company is considered to be the primary beneficiary.  AMCF is a VIE because its equity may be insufficient to maintain its on-going collateral requirements without additional financial support from the Company.  The securitization is primarily secured by cash, bullion loans, and precious metals, and the Company is required to continuously hedge the value of certain collateral and make future contributions as necessary.  The Company is the primary beneficiary of this VIE because the Company has the right to determine the type of collateral (i.e., cash, secured loans, or precious metals) placed into the entity, has the right to receive (and has received) the proceeds from the securitization transaction, earns on-going interest income from the secured loans (subject to collateral requirements), and has the obligation to absorb losses should AMCF's interest expense and other costs exceed its interest income.

The following table presents the assets and liabilities of this VIE, which are included in the condensed consolidated balance sheets above. The holders of the Notes have a first priority security interest in the assets as shown in the table below, which are in excess of the Notes' aggregate principal amount. Additionally, the liabilities of the VIE include intercompany balances, which are eliminated in consolidation. (See Note 14.)

	March 31, 2021	June 30, 2020
ASSETS OF THE CONSOLIDATED VIE
Cash	$3,309	$26,697
Receivables, net	—	3,005
Secured loans receivable	74,822	34,739
Precious metals held under financing arrangements	24,699	20,968
Inventories	5,838	24,057
Prepaid expenses and other assets	28	16
Total assets of the consolidated variable interest entity	$108,696	$109,482
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$14,620	$13,275
Derivative liabilities	—	541
Accrued liabilities	773	387
Notes payable(2)	98,060	97,517
Total liabilities of the consolidated variable interest entity	$113,453	$111,720

(1)	This is an intercompany balance, which is eliminated in consolidation and hence is not shown on the condensed consolidated balance sheets.
(2)	$5.0 million of the Notes are held by the Company, which is eliminated in consolidation and hence is not shown on the condensed consolidated balance sheets.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Revenues	$2,049,489	$1,258,722	$5,434,349	$3,795,326
Cost of sales	1,981,318	1,236,247	5,311,282	3,756,380
Gross profit	68,171	22,475	123,067	38,946
Selling, general, and administrative expenses	(14,783)	(10,388)	(33,822)	(26,528)
Interest income	4,724	5,968	13,240	17,968
Interest expense	(5,335)	(5,051)	(14,665)	(15,274)
Other income, net	7,750	463	14,802	447
Remeasurement gain on pre-existing equity interest	26,306	—	26,306	—
Unrealized losses on foreign exchange	(53)	(45)	(131)	(42)
Net income before provision for income taxes	86,780	13,422	128,797	15,517
Income tax expense	(9,847)	(1,814)	(18,944)	(2,351)
Net income	76,933	11,608	109,853	13,166
Net income attributable to non-controlling interests	308	287	1,221	483
Net income attributable to the Company	$76,625	$11,321	$108,632	$12,683
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$9.54	$1.61	$14.67	$1.80
Diluted	$8.84	$1.61	$13.61	$1.80

Weighted average shares outstanding:
Basic	8,028,900	7,031,400	7,403,900	7,031,400
Diluted	8,668,300	7,042,800	7,980,700	7,063,100

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data) (unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2019	7,031,450	$71	$26,452	$43,135	$69,658	$2,908	$72,566
Net income	—	—	—	128	128	175	303
Share-based compensation	—	—	166	—	166	—	166
Balance, September 30, 2019	7,031,450	71	26,618	43,263	69,952	3,083	73,035
Net income	—	—	-	1,234	1,234	21	1,255
Share-based compensation	—	—	244	—	244	—	244
Balance, December 31, 2019	7,031,450	71	26,862	44,497	71,430	3,104	74,534
Net income	—	—	-	11,321	11,321	287	11,608
Share-based compensation	—	—	225	—	225	—	225
Balance, March 31, 2020	7,031,450	$71	$27,087	$55,818	$82,976	$3,391	$86,367

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(in thousands, except for share data) (unaudited)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2020	7,031,500	$71	$27,289	$73,644	$101,004	$3,890	$104,894
Net income	—	—	—	23,083	23,083	623	23,706
Share-based compensation	—	—	178	—	178	—	178
Net settlement on issuance of common shares on exercise of options	35,030	—	416	—	416	—	416
Dividends declared ($1.50 per common share)	—	—	—	(10,553)	(10,553)	—	(10,553)
Balance, September 30, 2020	7,066,530	71	27,883	86,174	114,128	4,513	118,641
Net income	—	—	—	8,925	8,925	289	9,214
Share-based compensation	—	—	210	—	210	—	210
Net settlement on issuance of common shares on exercise of options	64,932	1	1,000	—	1,001	—	1,001
Dividends declared ($1.50 per common share)	—	—	—	(10,638)	(10,638)	—	(10,638)
Balance, December 31, 2020	7,131,462	72	29,093	84,461	113,626	4,802	118,428
Net income	—	—	—	76,625	76,625	308	76,933
Share-based compensation	—	—	271	—	271	—	271
Issuance of common stock sold in public offering, net of offering costs	2,875,000	29	75,315	—	75,344	—	75,344
Common stock issued for acquisition of JMB	1,047,007	10	41,598	—	41,608	—	41,608
Net settlement on issuance of common shares on exercise of options	82,764	1	1,093	—	1,094	—	1,094
Balance, March 31, 2021	11,136,233	$112	$147,370	$161,086	$308,568	$5,110	$313,678

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands) (unaudited)

Nine Months Ended March 31,	2021	2020
Cash flows from operating activities:
Net income	$109,853	$13,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,494	2,217
Amortization of loan cost	1,661	1,139
Deferred income taxes	(1,561)	2,238
Interest added to principal of secured loans	(9)	(15)
Share-based compensation	659	635
Remeasurement gain on pre-existing equity method investment	(26,306)	—
Earnings from equity method investments	(13,897)	(392)
Changes in assets and liabilities:
Receivables	3,507	(69,858)
Secured loans receivable	3,303	3,007
Secured loans made to affiliates	8,646	2,315
Derivative assets	(18,342)	(50,653)
Income tax receivable	—	35
Precious metals held under financing arrangements	17,589	21,787
Inventories	(181,933)	(120,268)
Prepaid expenses and other assets	(634)	(319)
Accounts payable and other current liabilities	525	169,740
Derivative liabilities	(13,113)	29,560
Liabilities on borrowed metals	(58,471)	(22,540)
Accrued liabilities	4,257	4,431
Income tax payable	6,324	—
Net cash used in operating activities	(155,448)	(13,775)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(1,351)	(686)
Purchase of long-term investments	(6,763)	—
Purchase of intangible assets	—	(150)
Secured loans receivable, net	(48,958)	70,370
Other secured loans, net	1,000	(3,500)
Incremental acquisition of pre-existing equity method investment, net of cash	(62,232)	—
Net cash (used in) provided by investing activities	(118,304)	66,034
Cash flows from financing activities:
Product financing arrangements, net	175,389	27,621
Dividends paid	(21,191)	—
Borrowings and repayments under lines of credit, net	30,000	8,000
Net proceeds from the issuance of common stock	75,315	—
Debt funding issuance costs	(1,831)	(697)
Net settlement on issuance of common shares on exercise of options	2,511	—
Net cash provided by financing activities	260,193	34,924
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,559)	87,183
Cash, cash equivalents, and restricted cash, beginning of period	52,325	8,320
Cash, cash equivalents, and restricted cash, end of period	$38,766	$95,503
Supplemental disclosures of cash flow information:
Interest paid	$12,655	$14,077
Income taxes paid	$18,086	$71
Income taxes refunded	$(3,887)	$—
Non-cash investing and financing activities:
Interest added to principal of secured loans	$9	$15
Fair value of shares exchanged in acquisitions	$41,608	$—

See accompanying

Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. DESCRIPTION OF BUSINESS

Basis of Presentation

The condensed consolidated financial statements comprise those of A-Mark Precious Metals, Inc. ("A-Mark" or the "Company"), its wholly-owned consolidated subsidiaries, and its joint ventures in which the Company has a controlling interest.

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services (formerly known as Wholesale Trading & Ancillary Services), (ii) Secured Lending, and (iii) Direct-to-Consumer (formerly known as Direct Sales). Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification (“ASC”). (See Note 18.)

The Wholesale Sales & Ancillary Services and Direct-to-Consumer segment name changes had no impact on the Company's historical financial position, results of operations, cash flow or segment level results previously reported.

Wholesale Sales & Ancillary Services

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. The products sold within this segment include: gold, silver, platinum, and palladium primarily in the form of coins, rounds, bars, wafers, and grain. This segment's services include: consignment, storage, logistics, hedging, and various customized financial programs.

Through its wholly-owned subsidiary, A-Mark Trading AG (“AMTAG”), the Company promotes A-Mark's goods and services to the international market. Transcontinental Depository Services, LLC (“TDS”), also a wholly-owned subsidiary of the Company, offers worldwide storage solutions to institutions, dealers, and consumers.

The Company's wholly-owned subsidiary, A-M Global Logistics, LLC ("Logistics" or “AMGL”), operates the Company's logistics fulfillment center. Logistics provides customers an array of complementary services, including packaging, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis.

Through AM&ST Associates, LLC ("AMST", "Silver Towne" or the "Mint"), the Company designs and produces minted silver products. The Company initially operated the Mint pursuant to a joint venture agreement with Silver Towne, L.P.  As of March 31, 2021, the Company and Silver Towne L.P. owned 69% and 31%, respectively, of AMST.  On April 1, 2021, the Company acquired the remaining 31% interest in AMST, which increased the Company's ownership to 100%. (See Note 19.)

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation ("CFC".) CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors.

AM Capital Funding, LLC (“AMCF”), a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC.  AMCF issued and administers the Notes. (See Note 14.)

Direct-to-Consumer

The Company's wholly-owned subsidiary Goldline, Inc. ("Goldline"), is a direct retailer of precious metals to the investor community.  Goldline markets its precious metal products primarily on radio, television, and the internet.  Goldline sells gold and silver bullion in the form of coins, rounds, and bars.

AM IP, LLC ("AMIP"), a wholly-owned subsidiary of Goldline, manages its intellectual property.

Precious Metals Purchasing Partners, LLC ("PMPP"), is a 50% owned subsidiary of Goldline.  PPMP acquires precious metals from retail customers and resells the metals to partners or affiliates of the joint venture.

Direct-to-Consumer – Incremental Acquisition of a Pre-existing Equity Method Investment

Effective March 19, 2021, JM Bullion, Inc. (“JMB”) became a wholly-owned subsidiary of the Company.  JMB is an e-commerce retailer providing access to an array of gold, silver, platinum, palladium, and copper products through its websites and marketplaces. Currently, JMB operates five separately branded, company-owned websites targeting specific niches within the precious metals retail market.

Management’s reasons for acquiring JMB were to: (i) expand our e-commerce channel for precious coin and metals sales; (ii) assist in leveraging proven and internally developed online marketing strategies; (iii) allow us to more effectively tailor our merchandising and pricing strategies to target multiple customer demographics across our combined six unique consumer-facing brands; (iv) enhance our ability to repurchase product from new and existing customers; (v) expand our logistics footprint by adding a centrally located distribution hub in Dallas, Texas; (vi) further diversify our business between wholesale and retail distribution; (vii) allow us to offer JMB’s customers proprietary precious metal products as well as additional services, such as distribution, storage, and logistics; (viii) enable us to leverage the increased size of our combined business to achieve more favorable pricing and financing terms; (ix) provide JMB with opportunities for geographic expansion through our international presence; and (x) and facilitate JMB’s introduction of new bullion offerings to the retail market.

Transaction Summary

On March 19, 2021 (the “Acquisition Date”), pursuant to a stock purchase agreement with the selling stockholders of JMB, the Company acquired the remaining 79.5% interest in JMB that we did not previously own for total consideration of $141.7 million.  The consideration paid consisted of $100.1 million in cash and the remainder in the form of 1,047,004 shares of the Company’s common stock with a fair value of $41.6 million. The Company incurred transaction costs of $2.6 million related to this acquisition, which is shown as a component of selling, general, and administrative expenses in the condensed consolidated statements of income.

Business Combination

The acquisition of JMB was accounted for as a business combination that was achieved in stages.  As a result of the change of control, the Company was required to remeasure its pre-existing equity investment in JMB at fair value prior to consolidation. The Company estimated the fair value of its 20.5% pre-existing investment in JMB to be approximately $34.1 million. The remeasurement resulted in the recognition of a pretax gain of $26.3 million, which is presented on the face of the condensed consolidated statements of income.

Purchase Price Allocation

The total purchase consideration was $175.8 million, consisting of $100.1 million in cash, $41.6 million of A-Mark’s common stock, and $34.1 million in pre-existing equity method investment. This amount was allocated to the fair value of assets acquired and liabilities assumed as of the Acquisition Date, with the excess purchase price recorded as goodwill.

A third-party valuation specialist assisted the Company with our fair value estimates for the net tangible and identifiable intangible assets. Management estimated that the tangible assets acquired and liabilities assumed were recorded at fair value as of the Acquisition Date. The trade name intangible was valued using the relief-from-royalty methodology which considers estimated future discounted cash flows derived from JMB’s website domain names that existed at the Acquisition Date. The developed technology intangible was valued using developer's profit methodology, which estimates the costs and risks associated with developing technology applications (identified as JMB’s front end platform, customer relationship management, and back-office platform software used to fulfill orders) that was discounted to the Acquisition Date.  The customer relationships intangible was valued using attrition methodology which considers estimated future discounted cash flows to be derived from the existing number of customers that existed at the Acquisition Date.

The Company has preliminarily allocated the purchase price as of the Acquisition Date as follows:

in thousands
Total Purchase Consideration		$175,800

Assets acquired
Current assets	$103,600
Operating lease right of use assets	2,700
Property and equipment, net	2,300
Intangibles:
Trade names	43,000
Developed Technology	10,500
Customer Relationships	44,500
Liabilities assumed
Current Liabilities (1)	(99,000)
Deferred tax liabilities(2)	(21,900)
Other liabilities (1)	(2,700)
		83,000

Goodwill		$92,800

(1) In aggregate includes $3.0 million of operating lease liabilities.
(2) Includes $21.4 million relating to the excess fair value of intangibles other than goodwill over their historical cost basis.

The purchase price allocation is subject to completion of the Company's analysis of the fair value of the assets acquired. The final valuation is expected to be completed as soon as practicable, but no later than one year from the closing date of the transaction. The allocation of the tangible and identifiable intangible assets requires extensive use of accounting estimates and management judgment. Certain of these estimates are material. The fair values assigned to the assets acquired and liabilities assumed are based on estimates and assumptions from data currently available. Of the goodwill, $3.9 million is expected to be deductible for tax purposes. Refer to Note 8 to the condensed consolidated financial statements for additional information regarding goodwill and intangible assets.

Related Agreements

At the closing of the acquisition, the Company entered into the following agreements, among others: (i) a new employment agreement with Mr. Michael Wittmeyer, pursuant to which he will continue to serve as the chief executive of JMB through June 30, 2024; (ii) a lock-up agreement between us and each JMB selling stockholder that restricts the sale or transfer of shares for 270 days after the Acquisition Date; and (iii) a registration rights agreement with certain JMB selling stockholders.

Selected Financial Information

Our condensed consolidated financial statements include the financial results of JMB’s operations for the post-acquisition period from March 20, 2021 through March 31, 2021. For the three and nine months ended March 31, 2021, our condensed consolidated statements of income include $68.4 million of revenue and $6.8 million of pre-tax income that is attributable to JMB’s operations.

Pro Forma Information

The following pro forma consolidated results of operations for the three and nine months ended March 31, 2021 and 2020, assumes that the acquisition of JMB occurred as of July 1, 2019.

in thousands, except for per share and share data	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Revenue	$2,339,148	$1,281,639	$5,974,317	$3,932,344
Net income	$80,673	$14,130	$131,717	$22,842

The above pro forma supplemental information does not purport to be indicative of what the Company's operations would have been had these transactions occurred on July 1, 2019 and should not be considered indicative of future operating results. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the acquisition of JMB.

The unaudited pro forma information accounts for:(i) eliminations of equity investment income recognized prior to the acquisition and transactions between JMB and A-Mark; and (ii) adjustments to the income tax provision, revenue for JMB sales orders that were shipped but not delivered as of period end; stock compensation expense, acquisition costs, the estimated remeasurement gain, the amortization expense resulting from the estimated fair value of the acquired finite-lived intangible assets, and to interest expense related to the borrowings against A-Mark's Trading Credit Facility.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements reflect the financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned and majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary.  Our condensed consolidated financial statements include the accounts of A-Mark, AMTAG, TDS, AMGL, AMST, CFC, AMCF, Goldline, AMIP, PMPP and JMB (collectively the “Company”).  Intercompany accounts and transactions are eliminated.

Comprehensive Income

For the nine months ended March 31, 2021 and 2020, there were no items that gave rise to other comprehensive income or loss, and, as a result net income equaled comprehensive income.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended 2020 (the “2020 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2020 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2020 Annual Report.

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

Business Combination

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

For a given acquisition, the Company may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine the estimated amounts. If we determine that a pre-acquisition contingency (non-income tax related) is probable in nature and estimable as of the acquisition date, we record our best estimate for such a contingency as a part of the preliminary purchase price allocation. We often continue to gather information and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We review these items during the measurement period as we continue to actively seek and collect information relating to facts and circumstances that existed at the acquisition date. Changes to these uncertain tax positions and tax related valuation allowances made subsequent to the measurement period, or if they relate to facts and circumstances that did not exist at the acquisition date, are recorded in the "Provision for income taxes" line of our condensed consolidated statements of income.  (See Note 1.)

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

A VIE is consolidated for accounting purposes by its primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the VIEs economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates VIEs when it is deemed to be the primary beneficiary. Management regularly reviews and re-evaluates its previous determinations regarding whether it holds a variable interest in potential VIEs, the status of an entity as a VIE, and whether the Company is required to consolidate such VIEs in its consolidated financial statements.

AMCF, a wholly-owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities.  The Company has various forms of on-going involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of March 31, 2021 and June 30, 2020, are indicated on the table that follows the condensed consolidated balance sheets.

AMCF is considered a VIE because its initial equity investment may be insufficient to maintain its on-going collateral requirements without additional financial support from the Company. The securitization is primarily secured by bullion loans and precious metals, and the Company is required to continuously hedge the value of certain collateral and make future contributions as necessary.  The Company is the primary beneficiary of this VIE because the Company has the right to determine the type of collateral (i.e., cash, secured loans, or precious metals), has the right to receive (and has received) the proceeds from the securitization transaction, earns on-going interest income from the secured loans (subject to collateral requirements), and has the obligation to absorb losses should AMCF's interest expense and other costs exceed its interest income. (See Note 14.)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2021 and June 30, 2020.

As of March 31, 2021 and June 30, 2020, the Company had $0.0 million and $0.2 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California.

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

These arrangements are typically terminable by either party upon 14 days' notice.  Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of March 31, 2021 and June 30, 2020, precious metals held under financing arrangements totaled $161.0 million and $178.6 million respectively.

The Company’s precious metals held under financing arrangements are marked-to-market.

Inventories

The Company's inventory, which consists primarily of bullion and bullion coins, is acquired and initially recorded at cost and then marked to fair market value.  The fair market value of the bullion and bullion coins comprises two components: (i) published market values attributable to the cost of the raw precious metal, and (ii) the premium paid at acquisition of the metal, which is attributable to the incremental value of the product in its finished goods form.  The market value attributable solely to such premium is readily determinable by reference to multiple reputable published sources.

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

For leases that contain termination options, where the rights to terminate are held by either us, the lessor, or both parties and it is reasonably certain that we or the lessor will exercise that option, we factor these extended or shortened lease terms into the minimum lease payments.  The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives. We use our incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases, as our leases do not have readily determinable implicit discount rates. Our incremental borrowing rate is the rate of interest that we would incur to borrow on a collateralized basis over a similar term and amount in a similar economic environment.

Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. The depreciable life of ROU assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants. Components of operating lease expense for the three and nine months ended March 31, 2021 and 2020 were as follows:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Operating lease costs	$361	$349	$1,060	$1,050
Variable lease costs	67	62	217	180
Short term lease costs	21	38	73	100
Finance lease costs	5	6	16	17
Sublease income	—	(27)	—	(81)
Total lease costs, net	$454	$428	$1,366	$1,266

For the nine months ended March 31, 2021 and 2020, we made cash payments for operating lease obligations of $1.1 million and $1.1 million, respectively. These payments are included in operating cash flows.  At March 31, 2021, the weighted-average remaining lease term under our capitalized operating leases was 6.0 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of March 31, 2021:

Years ending June 30,	Operating Leases
2021 (3 months remaining)	$475
2022	1,710
2023	1,240
2024	1,275
2025	1,239
Thereafter	2,320
Total lease payments	8,259
Imputed interest	(1,164)
	$7,095	(1)
Operating lease liability - current	$1,565	(2)
Operating lease liability - long-term	5,530	(3)
	$7,095	(1)

(1)	Represents the present value of the capitalized operating lease liabilities as of March 31, 2021.
(2)	Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)	Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.

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

Finite-lived Intangible Assets

Finite-lived intangible assets consist primarily of customer relationships, non-compete agreements, and employment contracts. Existing customer relationships intangible assets are amortized in a manner reflecting the pattern in which the economic benefits of the assets are consumed.  All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be three years to fifteen years. We review our finite-lived intangible assets for impairment under the same policy described above for property, plant, and equipment; that is, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other than temporary. Additionally, the Company performs an on-going evaluation of its equity method investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated.  None of the Company’s long-term investments are VIEs as of March 31, 2021 and June 30, 2020.

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

Effective October 1, 2020, A-Mark exercised its right to convert $1.0 million of the $3.5 million outstanding convertible revolving credit facility balance and exercised our right to repay in full borrower’s third-party loan, which totaled $5.8 million at the exercise date. As a result, the Company currently owns 31.2% of borrower’s outstanding common stock.  As of March 31, 2021 and June 30, 2020, the carrying value of the convertible revolving credit facility was $2.5 million and $3.5 million, respectively.

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

All derivative instruments are marked-to-market during the interval between the order date and the settlement date, with the changes in the fair value charged to cost of sales.  The Company’s hedging strategy to mitigate the market risk associated with its sales commitments is described separately below under the caption “Hedging Activities.”

Types of Orders that are Physically Delivered

The Company’s contracts to sell precious metals to customers are usually settled with the physical delivery of metals to the customer, although net settlement (i.e., settlement at an amount equal to the difference between the contract value and the market price of the metal on the settlement date) is permitted.  Below is a summary of the Company’s major order types and the key factors that determine when settlement occurs and when revenue is recognized for each type:

•

Traditional physical orders — The quantity, specific product, and price are determined on the order date.  Payment or sufficient credit is verified prior to delivery of the metals on the settlement date.

•

Consignment orders — The Company delivers the items requested by the customer prior to establishing a firm order with a price.  Settlement occurs and revenue is recognized once the customer confirms its order (quantity, specific product, and price) and remits full payment for the sale.

•

Provisional orders — The quantity and type of metal is established at the order date, but the price is not set. The customer commits to purchasing the metals within a specified time period, usually within one year, at the then-current market price.  The Company delivers the metal to the customer after receiving the customer’s deposit, which is typically based on 110% of the prevailing current spot price.  The unpriced metal is subject to a margin call if the deposit falls below 105% of the value of the unpriced metal. The purchase price is established, and revenue is recognized at the time the customer notifies the Company that it desires to purchase the metal.

•

Margin orders — The quantity, specific product, and price are determined at the order date; however, the customer is allowed to finance the transaction through the Company and to defer delivery by committing to remit a partial payment (approximately 20%) of the total order price. With the remittance of the partial payment, the customer locks in the purchase price for a specified time period (usually up to two years from the order date). Revenue on margin orders is recognized when the order is paid in full and delivered to the customer.

•

Borrowed precious metals orders for unallocated positions — Customers may purchase unallocated metal positions in the Company's inventory.  The quantity and type of metal is established at the order date, but the specific product is not yet determined.  Revenue is not recognized until the customer selects the specific precious metal product it wishes to purchase, full payment is received, and the product is delivered to the customer.

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

The Company recognizes storage revenue as the customer simultaneously receives and consumes the storage services (e.g., fixed storage fees based on the passage of time).  The Company recognizes logistics (i.e., fulfillment) revenue when the customer receives the benefit of the services.  The Company recognizes advertising and consulting revenues when the service is performed and the benefit of the service is received by the customer. In aggregate, these types of service revenues account for less than 1% of the Company's combined revenue from all revenue streams.

Interest Income

In accordance with the Interest Topic 835 of the ASC ("ASC 835"), the following are interest income generating activities of the Company:

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

•

Margin accounts —  The Company earns a fee (interest income) under financing arrangements related to margin orders over the period during which customers have opted to defer making full payment on the purchase of metals.

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

•

Spot deferred orders —  Spot deferred orders are a special type of forward delivery order that enable customers to purchase or sell certain precious metals from/to the Company at an agreed upon price but, are allowed to delay remitting or taking delivery up to a maximum of two years from the date of order.  Even though the contract allows for physical delivery, it rarely occurs for this type of order.  As a result, revenue is not recorded from these transactions.  Spot deferred orders are considered a type of financing transaction, where the Company earns a fee (interest income) under spot deferred arrangements over the period in which the order is open.

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

•

Product financing arrangements —  The Company incurs financing fees (classified as interest expense) from its product financing arrangements (also referred to as reverse-repurchase arrangements) with third party finance companies for the transfer and subsequent option to reacquire its precious metal inventory at a later date.  These arrangements are accounted for as secured borrowings. During the term of this type of agreement, the third party charges a monthly fee as a percentage of the market value of the designated inventory, which the Company intends to reacquire in the future.  No revenue is generated from these arrangements.  The Company enters this type of transaction for additional liquidity.

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

Advertising

Advertising expense is recorded as incurred and was $1.0 million and $0.8 million, respectively, for the three months ended March 31, 2021 and 2020.  Advertising expense was $2.3 million and $1.6 million, respectively, for the nine months ended March 31, 2021 and 2020.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income.  Shipping and handling costs incurred totaled $5.3 million and $3.7 million, respectively, for the three months ended March 31, 2021 and 2020.  Shipping and handling costs incurred totaled $10.3 million and $6.5 million, respectively, for the nine months ended March 31, 2021 and 2020.

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

A reconciliation of shares used in calculating basic and diluted earnings per common share for the three and nine months ended March 31, 2021 and 2020, is presented below.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Basic weighted average shares outstanding	8,029	7,031	7,404	7,031
Effect of common stock equivalents — stock issuable under outstanding equity awards	639	12	577	32
Diluted weighted average shares outstanding	8,668	7,043	7,981	7,063

Dividends

Dividends are recorded if and when they are declared by the Board of Directors.

On September 3, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on September 21, 2020. On October 29, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on November 23, 2020.  In the aggregate, the Company paid $21.2 million in dividends during the nine months ended March 31, 2021.

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

For most of the Company's financial instruments, the carrying amount approximates fair value. The carrying amounts of cash, receivables, secured loans receivable, accounts payable and other current liabilities, accrued liabilities, and income taxes payable approximate fair value due to their short-term nature. The carrying amounts of derivative assets and derivative liabilities, liabilities on borrowed metals and product financing arrangements are marked-to-market on a daily basis to fair value. The carrying amounts of lines of credit approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The carrying amounts of the Company's other long-term assets, which include a note receivable due from a customer, approximate fair value as of March 31, 2021.

The Company’s fixed-rate notes payable is reported at its aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying consolidated balance sheets. The fair value of the notes payable is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk.  The following table presents the carrying amounts and estimated fair values of the Company’s fixed-rate notes payable of March 31, 2021 and June 30, 2020:

in thousands
	March 31, 2021		June 30, 2020
	Carrying Amount	Fair value	Carrying Amount	Fair value
Notes payable	$93,060	$101,391	$92,517	$101,017

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The significant assumptions used to determine the carrying value and the related fair value of the assets and liabilities measured at fair value on a recurring basis are described below:

Inventories.  The Company's inventory, which consists primarily of bullion and bullion coins, is acquired and initially recorded at cost and then marked to fair market value.  The fair market value of the bullion and bullion coins comprises two components: i) published market values attributable to the cost of the raw precious metal, and ii) the premium paid at acquisition of the metal, which is attributable to the incremental value of the product in its finished goods form.  The market value attributable solely to such premium is readily determinable by reference to multiple reputable published sources. Except for commemorative coin inventory, which are included in inventory at the lower of cost or net realizable value, the Company’s inventory is subsequently recorded at their fair market values on a daily basis.  The fair value for commodities inventory (i.e., inventory excluding commemorative coins) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory is classified in Level 1 of the valuation hierarchy.

Precious Metals held under Financing Arrangements.  The Company enters into arrangements with certain customers under which A-Mark purchases precious metals from the customers which are subject to repurchase by the customer at the spot value of the product on the repurchase date.  The precious metals purchased under these arrangements consist of rare and unique items, and therefore the Company accounts for these transactions as precious metals held under financing arrangements, which generate financing income rather than revenue from precious metals inventory sales. In these repurchase arrangements, the Company holds legal title to the metals and earns financing income for the duration of the agreement. The fair value for precious metals held under financing arrangements (a commodity, like inventory above) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals held under financing arrangements are classified in Level 1 of the valuation hierarchy.

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

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and June 30, 2020, aggregated by the level in the fair value hierarchy within which the measurements fall:

in thousands
	March 31, 2021
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$560,793	$—	$—	$560,793
Precious metals held under financing arrangements	160,988	—	—	160,988
Derivative assets — open sale and purchase commitments, net	28,394	—	—	28,394
Derivative assets — option contracts	67	—	—	67
Derivative assets — futures contracts	36,717	—	—	36,717
Derivative assets — forward contracts	5,147	—	—	5,147
Total assets, valued at fair value	$792,106	$—	$—	$792,106
Liabilities:
Liabilities on borrowed metals	$109,735	$—	$—	$109,735
Product financing arrangements	250,067	—	—	250,067
Derivative liabilities — open sale and purchase commitments, net	12,398	—	—	12,398
Derivative liabilities — margin accounts	2,192	—	—	2,192
Derivative liabilities — forward contracts	30	—	—	30
Total liabilities, valued at fair value	$374,422	$—	$—	$374,422

(1)	Commemorative coin inventory totaling $128 thousand is held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

in thousands
	June 30, 2020
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$321,264	$—	$—	$321,264
Precious metals held under financing arrangements	178,577	—	—	178,577
Derivative assets — open sale and purchase commitments, net	46,224	—	—	46,224
Derivative assets — forward contracts	101	—	—	101
Total assets, valued at fair value	$546,166	$—	$—	$546,166
Liabilities:
Liabilities on borrowed metals	$168,206	$—	$—	$168,206
Product financing arrangements	74,678	—	—	74,678
Derivative liabilities — open sale and purchase commitments, net	4,349	—	—	4,349
Derivative liabilities — margin accounts	5,380	—	—	5,380
Derivative liabilities — futures contracts	12,477	—	—	12,477
Derivative liabilities — forward contracts	3,208	—	—	3,208
Total liabilities, valued at fair value	$268,298	$—	$—	$268,298

(1)	Commemorative coin inventory totaling $17 thousand is held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

There were no transfers in or out of Level 2 or 3 from other levels within the fair value hierarchy during the reported periods.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an on-going basis but are subject to fair value adjustments only under certain circumstances. These include:(i) equity method investments that are written down to fair value when a decline in the fair value is determined to be other-than-temporary, (ii) equity method investments that are remeasured to the acquisition-date fair value upon the Company obtaining a controlling interest in the investee during a step acquisition, (iii) property, plant, and equipment and definite-lived intangibles, or (iv) goodwill and indefinite-lived intangibles, all of which are written down to fair value when they are held for sale or determined to be impaired. The resulting fair value measurements of the assets are considered to be Level 3 measurements. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples, and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective equity method investment, asset group, or reporting unit. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable transactions and comparable public company trading values.

4.	RECEIVABLES

Receivables consist of the following as of March 31, 2021 and June 30, 2020:

in thousands
	March 31, 2021	June 30, 2020
Customer trade receivables	$32,392	$6,047
Wholesale trade advances	24,267	10,167
Due from brokers	8,054	32,928
	$64,713	$49,142

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

Below is a summary of the carrying value of our secured loans as of March 31, 2021 and June 30, 2020:

in thousands
	March 31, 2021		June 30, 2020
Secured loans originated	$33,659		$30,019
Secured loans originated - with a related party	151		8,797
	33,810		38,816
Secured loans acquired	66,918	(1)	24,894	(2)
	$100,728		$63,710

(1)	Includes $5 thousand of loan premium as of March 31, 2021.
(2)	Includes $6 thousand of loan premium as of June 30, 2020.

Secured Loans - Originated: Secured loans include short-term loans, which include a combination of on-demand lines and short-term facilities that are made to our customers. These loans are fully secured by the customers' assets, which include bullion and numismatic and semi-numismatic material, and which are typically held in safekeeping by the Company.  (See Note 13 for further information regarding our secured loans made to related parties.)

Secured Loans - Acquired: Secured loans also include short-term loans, which include a combination of on-demand lines and short term facilities that are purchased from our customers.  The Company acquires a portfolio of their loan receivables at a price that approximates the outstanding balance of each loan in the portfolio, as determined on the effective transaction date.  Each loan in the portfolio is fully secured by the borrowers' assets, which include bullion and numismatic and semi-numismatic material, and which are typically held in safekeeping by the Company. The seller of the loan portfolio generally retains the responsibility for the servicing and administration of the loans.

As of March 31, 2021 and June 30, 2020, our secured loans carried weighted-average effective interest rates of 8.4% and 8.9%, respectively, and mature in periods ranging typically from on-demand to one year.

The secured loans that the Company generates with active customers of A-Mark are reflected as an operating activity on the condensed consolidated statements of cash flows. The secured loans that the Company generates with borrowers that are not active customers of A-Mark are reflected as an investing activity on the condensed consolidated statements of cash flows as secured loans receivables, net. For the secured loans that (i) are reflected as an investing activity and have terms that allow the borrowers to increase their loan balance (at the discretion of the Company) based on the excess value of their collateral compared to their aggregate principal balance of loan, and (ii) are repayable on demand or in the short-term, the borrowings and repayments are netted on the condensed consolidated statements of cash flows.

Credit Quality of Secured Loans Receivables and Allowance for Credit Losses

General

The Company's secured loan receivables portfolio comprises loans with similar credit risk profiles, which enables the Company to apply a standard methodology to determine the credit quality for each loan and the allowance for credit losses, if any.

The credit quality of each loan is generally determined by the collateral value assessment, loan-to-value ratio (that is, the principal amount of the loan divided by the estimated value of the collateral) and the type (or class) of secured material.  All loans are fully secured by precious metal bullion or numismatic and semi-numismatic collateral, which remains in the physical custody of the Company for the duration of the loan.  The term of the loans is generally 180 days, however loans are typically renewed prior to maturity and therefore remain outstanding for a longer period of time.  Interest earned on a loan is billed monthly and is typically due and payable within 20 days.

When an account is in default or if a margin call has not been met on a timely basis, the Company has the right to liquidate the borrower's collateral in order to satisfy the unpaid balance of the outstanding loans, including accrued and unpaid interest.

Class and Credit Quality of Loans

The two classes of secured loan receivables are defined by collateral type: (i) bullion items, and (ii) numismatic and semi-numismatic coins.  The required loan-to-value ratio varies with the class of loans. Typically, the Company requires a loan-to-value ratio of approximately 75% for bullion and 65% for numismatic and semi-numismatic collateral.  The reason for the lower loan-to-value ratio for numismatic loans is that, on a percentage basis, more of the value of the numismatic coin relates to its premium value rather than its underlying commodity value.

The Company's secured loans by portfolio class, which align with internal management reporting, are as follows:

in thousands
	March 31, 2021		June 30, 2020
Bullion	$77,734	77.2%	$36,445	57.2%
Numismatic and semi-numismatic	22,994	22.8%	27,265	42.8%
	$100,728	100.0%	$63,710	100.0%

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

in thousands
	March 31, 2021		June 30, 2020
Loan-to-value of less than 75%	$67,076	66.6%	$58,296	91.5%
Loan-to-value of 75% or more	33,652	33.4%	5,414	8.5%
	$100,728	100.0%	$63,710	100.0%

The Company had no loans with a loan-to-value ratio in excess of 100% as of March 31, 2021 and June 30, 2020.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral.  Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default before a loan becomes non-performing.  In the event a loan were to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value.  As of March 31, 2021 and June 30, 2020, the Company had no allowance for secured loan losses.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due, non-performing, or in bankruptcy. In the event of an impairment, recognition of interest income would be suspended and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income. For the nine months ended March 31, 2021 and 2020, the Company incurred no loan impairment costs.

6.	INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive.  Below, our inventory is summarized by classification at March 31, 2021 and June 30, 2020:

in thousands
	March 31, 2021	June 30, 2020
Inventory held for sale	$207,104	$153,412
Repurchase arrangements with customers	76,008	70,988
Consignment arrangements with customers	2,852	2,842
Commemorative coins, held at lower of cost or net realizable value	128	17
Borrowed precious metals	24,762	19,344
Product financing arrangements, restricted	250,067	74,678
	$560,921	$321,281

Inventory Held for Sale.  Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, and product financing arrangements.  As of March 31, 2021 and June 30, 2020, the inventory held for sale totaled $207.1 million and $153.4 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice.  Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of March 31, 2021 and June 30, 2020, included within inventories was $76.0 million and $71.0 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers.  The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of March 31, 2021 and June 30, 2020 totaled $2.9 million and $2.8 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins.  Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged, and are included in inventories at the lower of cost or net realizable value and totaled $128,000 and $17,000 as of March 31, 2021 and June 30, 2020, respectively.

Borrowed Precious Metals.  Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory.  Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $24.8 million and $19.3 million as of March 31, 2021 and June 30, 2020, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements.  This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third party finance company.  During the term of the financing, the third party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date.  These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $250.1 million and $74.7 million as of March 31, 2021 and June 30, 2020, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 11.)  As of March 31, 2021 and June 30, 2020, the unrealized (losses) gains resulting from the difference between market value and cost of physical inventory were $(7.8) million and $6.5 million, respectively.

Premium component of inventory

The premium component, at market value, included in the inventory as of March 31, 2021 and June 30, 2020 totaled $14.8 million and $3.7 million, respectively.

7.	PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment consists of the following at March 31, 2021 and June 30, 2020:

in thousands
	March 31, 2021	June 30, 2020
Office furniture, and fixtures	$2,457	$2,142
Computer equipment	1,023	900
Computer software	5,321	5,288
Plant equipment	4,569	3,450
Building	452	322
Leasehold improvements	3,010	2,804
Total depreciable assets	16,832	14,906
Less: Accumulated depreciation and amortization	(10,302)	(9,267)
Property and equipment not placed in service	1,698	—
Land	36	36
Property, plant, and equipment, net	$8,264	$5,675

Depreciation expense for the three months ended March 31, 2021 and 2020 was $347,000 and $622,000, respectively.  Depreciation expense for the nine months ended March 31, 2021 and 2020 was $1,036,000 and $1,449,000, respectively.  For the periods presented, no depreciation or amortization expense was allocated to cost of sales.

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

•

In connection with the Company's business combination with AMST in August 2016, the Company recorded $2.5 million and $4.3 million of identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal and represent their fair values at the acquisition date. The Company’s investment in AMST has resulted in synergies between the acquired minting operation and the Company’s established distribution network by providing a steadier and more reliable fabricated source of silver during times of market volatility. The Company considers that much of the acquired goodwill relates to the “ready state” of AMST's established minting operation with existing quality processes, procedures, and ability to scale production to meet market needs.

•

In connection with the Company's acquisition of Goldline in August 2017, the Company recorded $5.0 million and $1.4 million of identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal and represent their fair values at the acquisition date. The Company’s investment in Goldline created synergies between Goldline's direct marketing operation and the Company’s established distribution network, secured storage and lending operations that has led to increased product margin spreads, and lower distribution and storage costs for Goldline.

•

In March 2021, the Company acquired 100% ownership-control of JMB, in which we previously held a 20.5% equity interest. As required, we remeasured our previously held equity interest in JMB at the acquisition-date fair value and measured our identifiable intangible assets and goodwill as if we had sold the previously held interest, recognizing an estimated remeasurement gain in earnings. We recognized a $26.3 million gain and measured the value of identifiable intangible assets and goodwill at $98.0 million and $92.8 million, respectively.

Carrying Value

The carrying value of goodwill and other purchased intangibles as of March 31, 2021 and June 30, 2020 is as described below:

dollar amounts in thousands
			March 31, 2021				June 30, 2020
	Estimated Useful Lives (Years)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	4.0	$53,498	$(8,622)	$—	$44,876	$8,998	$(7,307)	$—	$1,691
Developed technology	4	4.0	10,500	(85)	—	10,415	—	—	—	—
Non-compete and other	3 - 5	0.9	2,300	(2,239)	—	61	2,300	(2,187)	—	113
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(288)	—	7
Intangibles subject to amortization			66,593	(11,241)	—	55,352	11,593	(9,782)	—	1,811
Trade names and trademarks	Indefinite	Indefinite	47,454	—	(1,290)	46,164	4,454	—	(1,291)	3,163
Identifiable intangible assets			$114,047	$(11,241)	$(1,290)	101,516	$16,047	$(9,782)	$(1,291)	$4,974
Goodwill	Indefinite	Indefinite	$103,037	$—	$(1,364)	$101,673	$10,245	$—	$(1,364)	$8,881

The Company's intangible assets are subject to amortization except for trade names, and trademarks, which have an indefinite life. Existing customer relationships intangible assets are amortized in a manner reflecting the pattern in which the economic benefits of the assets are consumed.  All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one to fifteen years.  Amortization expense related to the Company's intangible assets for the three months ended March 31, 2021 and 2020 was $1.1 million and $0.3 million, respectively. Amortization expense related to the Company's intangible assets for the nine months ended March 31, 2021 and 2020 was $1.5 million and $0.8 million, respectively.  For the presented periods, no amortization expense was allocated to cost of sales.

Impairment

The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to the Direct-to-Consumer segment.  No further impairment of goodwill or indefinite-lived intangible assets has occurred since fiscal 2018.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2021 (3 months remaining)	7,881
2022	25,669
2023	9,894
2024	7,382
2025	4,240
Thereafter	286
Total	$55,352

9.	LONG-TERM INVESTMENTS

As of March 31, 2021 the Company had three investments in privately-held entities, each of which is a customer of the Company.  Two of the investees are precious metals retailers and the other a supplier of the Company. Depending on the entity, the Company may have one or more of the following in place: (i) an exclusive supplier agreement, subject to certain limitations; (ii) a product fulfillment services and storage agreement; and (iii) the right to appoint a director to the entity's board of directors. The Company has determined that it is appropriate to account for each of these investments under the equity method of accounting.

The following table shows the carrying value and ownership percentage of the Company's investment in each entity:

	March 31, 2021			June 30, 2020
Entity	Carrying Value		Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)			(in thousands)
Company A	$3,585		7.4%	$2,529	7.4%
JMB (formerly company B)	—	(1)	0.0%	13,296	20.6%
Company C	1,491		10.0%	938	10.0%
Company D	7,353		31.2%	—	0.0%
	$12,429			$16,763

(1)	On March 19, 2021, JMB became a consolidating entity of the Company, when we acquired 100% of JMB (See Note 1). Previously, we held a non-controlling equity interest in JMB.

The Company considers the equity method investees to be related parties.  See Note 13 for a summary of the Company's aggregate balances and activity with these related party entities.

10.	ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

in thousands
	March 31, 2021	June 30, 2020
Trade payables to customers	$21,167	$2,316
Other accounts payable	7,103	2,849
Deferred revenue	50,431	6,141
Advances from customers	149,553	129,624
	$228,254	$140,930

11.	DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS

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

The Company's inventory and purchase and sale transactions consist primarily of precious metal products. The value of these assets and liabilities are marked-to-market daily to the prevailing closing price of the underlying precious metals. The Company's precious metals inventory is subject to market value changes, created by changes in the underlying commodity market prices. Inventory purchased or borrowed by the Company is subject to price changes. Inventory borrowed is considered a natural hedge, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.

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

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments).  As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets.  Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts.  In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of March 31, 2021 and June 30, 2020.

in thousands
	March 31, 2021				June 30, 2020
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$33,849	$(5,455)	$—	$28,394	$48,896	$(2,672)	$—	$46,224
Option contracts	67	—	—	67	—	—	—	—
Future contracts	36,717	—	—	36,717	—	—	—	—
Forward contracts	5,147	—	—	5,147	101	—	—	101
	$75,780	$(5,455)	$—	$70,325	$48,997	$(2,672)	$—	$46,325
Nettable derivative liabilities:
Open sale and purchase commitments	$23,594	$(11,196)	$—	$12,398	5,653	$(1,304)	$—	$4,349
Margin accounts	7,489	—	(5,297)	2,192	14,616	—	(9,236)	5,380
Future contracts	—	—	—	—	12,477	—	—	12,477
Forward contracts	30	—	—	30	3,208	—	—	3,208
	$31,113	$(11,196)	$(5,297)	$14,620	$35,954	$(1,304)	$(9,236)	$25,414

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

Below is a summary of the net gains (losses) on derivative instruments for the three and nine months ended March 31, 2021 and 2020.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Gains (losses) on derivative instruments:
Unrealized gains on open future commodity and forward contracts and open sale and purchase commitments, net	$42,390	$16,868	$28,115	$26,623
Realized losses on future commodity contracts, net	(38,271)	(3,704)	(145,693)	(15,815)
	$4,119	$13,164	$(117,578)	$10,808

The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the condensed consolidated statements of income.

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of March 31, 2021 and June 30, 2020.

in thousands
	March 31, 2021	June 30, 2020
Inventories	$560,921	$321,281
Precious metals held under financing arrangements	160,988	178,577
	721,909	499,858
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(128)	(17)
Premium on metals position	(14,760)	(3,684)
Precious metal value not hedged	(14,888)	(3,701)
	707,021	496,157
Commitments at market:
Open inventory purchase commitments	797,094	514,553
Open inventory sales commitments	(571,830)	(309,134)
Margin sale commitments	(7,490)	(14,652)
In-transit inventory no longer subject to market risk	(43,167)	(3,605)
Unhedgeable premiums on open commitment positions	6,375	2,779
Borrowed precious metals	(109,735)	(168,206)
Product financing arrangements	(250,067)	(74,678)
Advances on industrial metals	196	318
	(178,624)	(52,625)
Precious metal subject to price risk	528,397	443,532
Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	129,423	73,948
Precious metals futures contracts at market values	398,666	369,842
Total market value of derivative financial instruments	528,089	443,790

Net precious metals subject to commodity price risk	$308	$(258)

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of March 31, 2021 and June 30, 2020, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	March 31, 2021	June 30, 2020
Purchase commitments	$797,094	$514,553
Sales commitments	$(571,830)	$(309,134)
Margin sales commitments	$(7,490)	$(14,652)
Open forward contracts	$129,423	$73,948
Open futures contracts	$398,666	$369,842

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At March 31, 2021, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

Unrealized losses on foreign exchange derivative instruments related to our open trades are shown on the face of the condensed consolidated statements of income totaled $53,000 and $45,000 for the three months ended March 31, 2021 and 2020, respectively. Unrealized losses on foreign exchange derivative instruments shown on the face of the condensed consolidated statements of income totaled $131,000 and $42,000 for the nine months ended March 31, 2021 and 2020, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands
	March 31, 2021	June 30, 2020
Foreign exchange forward contracts	$6,609	$4,599
Open sale and purchase commitment transactions, net	$4,755	$3,475

12.	INCOME TAXES

Net income from operations before provision for income taxes is shown below:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
U.S.	$86,774	$13,415	$128,779	$15,497
Foreign	6	7	18	20
	$86,780	$13,422	$128,797	$15,517

The provision for income tax expense by jurisdiction and the effective tax rate for the three and nine months ended March 31, 2021 and 2020 are shown below:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Federal	$9,643	$1,534	$17,836	$1,972
State and local	199	279	1,041	376
Foreign	5	1	67	3
Income tax expense	$9,847	$1,814	$18,944	$2,351

Effective tax rate	11.3%	13.5%	14.7%	15.2%

Tax Balances and Activity

Income Taxes Payable

As of March 31, 2021 and June 30, 2020, income taxes payable totaled $15.9 million and $2.1 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  As of March 31, 2021 and June 30, 2020, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.  A tax valuation allowance was considered unnecessary as of March 31, 2021 and June 30, 2020.

As of March 31, 2021, the condensed consolidated balance sheets reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a federal and state deferred tax liability of $20.2 million and $0.2 million, respectively. As of June 30, 2020, the condensed consolidated balance sheets reflect a state deferred tax asset of $1.0 million and a federal deferred tax liability of $1.1 million, respectively.

During the quarter, JMB became a wholly owned subsidiary of the Company as a result of our acquisition of the remaining interest that we did not previously own.  On the Acquisition Date, the Company has considered the deferred tax impact of the excess fair value of the assets and liabilities accounted for in the business combination over their historical cost basis. Included in the March 31, 2021 balance is $21.4 million relating to the excess fair value of intangibles other than goodwill over their historical cost basis and $0.4 million of JMB’s historical carryover deferred taxes that we assumed. The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities. We expect to finalize this determination on or before our quarter ending June 30, 2021 and our deferred taxes may change as a result.

Net Operating Loss Carryforwards and Tax Credits

As of March 31, 2021 and June 30, 2020, the Company has approximately $12.6 million and $12.6 million of state net operating loss carryforwards, respectively.  As of March 31, 2021 and June 30, 2020, the Company’s tax-effected net operating loss carryforwards were $0.9 million and $0.9 million respectively. The state net operating loss carryforwards start to expire in the fiscal year ending June 30, 2030.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations.  For the nine months ended March 31, 2021, there was no material movement in unrecognized tax benefits including interest and penalties.

During the quarter, JMB became a wholly owned subsidiary of the Company as a result of our taxable stock purchase of the remaining interest in JMB. The finalization of the purchase price allocation is pending the finalization of the valuation of fair value for the assets acquired and liabilities assumed, including intangible assets and taxation-related balances as well as for potential unrecorded liabilities and unrecognized tax benefits. We expect to finalize this determination on or before our quarter ending June 30, 2021.

Tax Examinations

In November 2020, the Internal Revenue Service notified JMB that its tax return for the period ended December 31, 2018 has been selected for examination. The audit is in the early stage of information exchange. We are unable to determine the outcome of the audit at this time.

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

1)

Stack’s Bowers Numismatics, LLC ("Stack's Bowers Galleries").  Stack's Bowers Galleries is a wholly-owned subsidiary of Spectrum Group International, Inc. ("SGI").  In March 2014, SGI distributed all of the shares of common stock of A-Mark to its stockholders, effecting a spinoff of A-Mark from SGI. As a result of this distribution the Company became a publicly traded company independent from SGI. SGI and the Company have a common chief executive officer, and the chief executive officer and the general counsel of the Company are board members of SGI..

2)	Silver Towne, L.P. Through March 31, 2021, Silver Towne L.P. was non-controlling owner of AMST (i.e., the Company's minting operations).
3)

Equity method investees. As of March 31, 2021, the Company had three investments in privately held entities, each of which is customer of the Company. Two of the investees are precious metals retailers and the other a supplier of the Company. Depending on the entity, the Company may have one or more of the following in place: (i) an exclusive supplier agreement, subject to certain limitations; (ii) a product fulfillment services and storage agreement; and (iii) the right to appoint a director to the entity's board of directors.

Our related party transactions include (i) sales and purchases of precious metals (ii) financing activities (iii) repurchase arrangements, and (iv) hedging transactions.

Below is a summary of our related party transactions. Reported transactions from the comparable prior period have been updated, as needed, to include the balances and activity attributable to the related parties identified at March 31, 2021.

Balances with Related Parties

Receivables and Payables, Net

As of March 31, 2021 and June 30, 2020, the Company had related party receivables and payables balances as set forth below:

in thousands
	March 31, 2021				June 30, 2020
	Receivables		Payables		Receivables	Payables
Stack's Bowers Galleries	$246		$—		$7,981	$—
Equity method investees(2)	6,702	(1)	1	(1)	5,301	3,421
SilverTowne	144	(1)	—		77	—
	$7,092		$1		$13,359	$3,421

(1)	Balance primarily represents receivables, net (shown as components of receivables, derivative assets and other long term assets). See "Other Long-term Assets” below.
(2)	As of March 31, 2021, the balance excludes the net receivables or payables of JMB, as a result of its becoming a consolidated entity of the Company as of March 19, 2021. (See Note 1.)

Long-term Investments

As of March 31, 2021 and June 30, 2020, the aggregate carrying balance of the equity method investments was $12.4 million and $16.8 million, respectively (See Note 9).

Secured Loans Receivable

On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $5.3 million. The loan is secured by precious metals and numismatic products. As of March 31, 2021 and June 30, 2020, the outstanding principal balance of this loan was $0.1 million and $0.7 million, respectively.

On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. As of March 31, 2021 and June 30, 2020, the outstanding principal balance of this loan was $0.0 million and $8.0 million, respectively.

Other Long-term Assets

On September 19, 2019, the Company, as lender, entered into a convertible revolving credit facility with one of its privately-held customers (the borrower) that provides the borrower an aggregate principal amount of up to $4.0 million, bearing interest at 12.0% per annum.  The convertible revolving credit facility collateral includes all: (i) account receivables; (ii) inventory; (iii) fixed assets; (iv) intellectual property; (v) contract rights; and (vi) deposit accounts, in each case subordinated to an unrelated third-party lender’s security interest.  As of March 31, 2021 and June 30, 2020, the carrying value of the convertible revolving credit facility was $2.5 million and $3.5 million, respectively. (See Note 2.)

Activity with Related Parties

Sales and Purchases

During the three and nine months ended March 31, 2021 and 2020, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended						Nine Months Ended
	March 31, 2021				March 31, 2020		March 31, 2021				March 31, 2020
	Sales		Purchases		Sales	Purchases	Sales		Purchases		Sales	Purchases
Stack's Bowers Galleries	$17,127		$11,731		$26,169	$15,151	$53,958		$48,066		$44,934	$36,317
Equity method investees	591,740	(1)	4,829	(1)	331,405	7,325	1,463,857	(1)	12,701	(1)	684,955	28,651
SilverTowne L.P.	5,858		—		1,452	93	12,695		4,769		5,171	748
	$614,725		$16,560		$359,026	$22,569	$1,530,510		$65,536		$735,060	$65,716

(1)	Includes sales made to or purchases bought from JMB from the beginning of the period through the Acquisition Date.

Interest Income

During the three and nine months ended March 31, 2021 and 2020, the Company earned interest income related to loans made to Stack's Bowers Galleries and to financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Three Months Ended			Nine Months Ended
	March 31, 2021		March 31, 2020	March 31, 2021		March 31, 2020
Interest income from secured loans receivables	$44		$238	$197		$779
Interest income from finance products and repurchase arrangements	2,173	(1)	1,663	5,980	(1)	4,803
	$2,217		$1,901	$6,177		$5,582

(1)	Includes JMB’s interest income earned starting from the beginning of the period through the Acquisition Date.

Other Income

During the three months ended March 31, 2021 and 2020, the Company recorded its proportional share of its equity method investees’ net income as other income that totaled $7.1 million and $0.3 million, respectively. During the nine months ended March 31, 2021 and 2020, the Company recorded its proportional share of its equity method investees’ net income as other income that totaled

$13.9 million and $0.4 million, respectively. Note that due our acquisition of JMB, the Company recorded its proportional share of JMB’s net income through to the Acquisition Date.  Beginning on March 20, 2021, JMB’s results of operations were included in the Company’s consolidated results.

During the three months ended March 31, 2021 and 2020, the Company earned royalty income related to one of CFC's secured lending agreements with Stack's Bowers Galleries that totaled $340,000 and $186,000, respectively. During the nine months ended March 31, 2021 and 2020, the Company earned royalty income related to one of CFC's secured lending agreements with Stack's Bowers Galleries that totaled $904,000 and $275,000, respectively.

14.	FINANCING AGREEMENTS

Lines of Credit

Effective March 26, 2021, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as lead lender and administrative agent, and Macquarie Bank Limited acts as syndication agent.  The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis.

As of March 31, 2021, and as a result of various amendments, the Trading Credit Facility provided the Company with access up to $270.0 million, featuring a $220.0 million base, with a $50.0 million accordion option.  The Trading Credit Facility is scheduled to mature on March 25, 2022.  Loan costs have been capitalized when incurred and are amortized over the term of the Trading Credit Facility.  As of March 31, 2021 and June 30, 2020, the remaining unamortized balance of loan costs was approximately $1.2 million and $0.5 million, respectively.

The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans. The one-month LIBOR rate was approximately 0.11% and 0.16% as of March 31, 2021 and June 30, 2020, respectively. Borrowings are due on demand and totaled $165.0 million and $135.0 million at March 31, 2021 and June 30, 2020, respectively. The amounts available under the respective borrowing facility are determined at the end of each week and at each month end following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $94.0 million and $76.3 million as determined on March 31, 2021 and June 30, 2020, respectively.

The Trading Credit Facility has certain restrictive financial covenants, including one requiring the Company to maintain a minimum tangible net worth. As of March 31, 2021 the minimum tangible net worth financial covenant under the Trading Credit Facility was $55.7 million. The Company is in compliance with all restrictive financial covenants as of March 31, 2021.

For the three months ended March 31, 2021 and 2020, interest expense related to the Company’s lines of credit totaled $1.5 million and $1.9 million, which represents 28.7% and 38.3%, respectively, of the total interest expense recognized. Our lines of credit carried a daily weighted average effective interest rate of 3.82% and 4.15%, respectively, for the three months ended March 31, 2021 and 2020.

For the nine months ended March 31, 2021 and 2020, interest expense related to the Company’s lines of credit totaled $4.5 million and $6.0 million, which represents 30.6% and 39.2%, respectively of the total interest expense recognized. Our lines of credit carried a daily weighted average effective interest rate of 3.66% and 4.37%, respectively, for the nine months ended March 31, 2021 and 2020.

Notes Payable

In September 2018, AM Capital Funding, LLC (“AMCF”), a wholly-owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes (collectively, the "Notes"): Series 2018-1, Class A (the “Class A Notes”) in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B (the “Class B Notes” and together with the Class A Notes, the “Notes”) in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023. The Notes were issued under a Master Indenture and the Series 2018-1 Supplement thereto between AMCF and Citibank, N.A., as trustee.  The Company holds $5.0 million of the Class B Notes in order to comply with the Credit Risk Retention Rules of Section 15G of the Securities Exchange Act of 1934.  The $5.0 million portion of the Class B Notes retained by the Company is eliminated in consolidation.

AMCF applied the net proceeds from the sale of the Notes to purchase loans and precious metals inventory, and to pay certain costs and expenses. CFC and A-Mark may from time to time also contribute cash or sell precious metals to AMCF in exchange for cash or subordinated, deferred payment obligations from AMCF.  In addition, AMCF may from time to time sell precious metals to A-Mark for cash.

As of March 31, 2021, the consolidated carrying balance of the Notes was $93.1 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $1.9 million, which is amortized using the effective interest method through the maturity date.  As of March 31, 2021, the balance of the interest payable was $0.2 million.  Interest on the Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the three months ended March 31, 2021 and 2020, the interest expense related to the Notes (including loan amortization costs) totaled $1.4 million and $1.4 million, which represents 26.7% and 27.9% of the total interest expense recognized by the Company.  For the three months ended March 31, 2021 and 2020, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

For the nine months ended March 31, 2021 and 2020, the interest expense related to the Notes (including loan amortization costs) totaled $4.3 million and $4.2 million, which represents 29.1% and 27.6% of the total interest expense recognized by the Company, respectively.  For the nine months ended March 31, 2021 and 2020, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed precious metals with market values totaling $109.7 million as of March 31, 2021, with corresponding metals totaling $84.9 million and $24.8 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated March 31, 2021 balance sheet.  The Company recorded liabilities on borrowed metals with market values totaling $168.2 million as of June 30, 2020 with corresponding metals totaling $148.9 million and $19.3 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated June 30, 2020 balance sheet.

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

Product Financing Arrangements

The Company has agreements with third party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligation totaled $250.1 million and $74.7 million as of March 31, 2021 and June 30, 2020, respectively.

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

Stock Issuances

On March 4, 2021, we entered into an underwriting agreement with D.A. Davidson & Co., as representative of the several underwriters identified therein, relating to the sale of 2,500,000 shares of its common stock, par value $0.01 per share, at a price to the public of $28.00 per share and granted the underwriters a 30-day option to purchase from the Company up to an additional 375,000 shares of our common stock, par value $0.01 per share, at a price to the public of $28.00 per share to cover over-allotments  (the “Offering”).

On March 8, 2021 and March 10, 2021, the Company issued 2,500,000 shares and 375,000 shares, respectively, related to the Offering.  The Offering generated $80.5 million in gross proceeds from the sale of the shares.  The Company received approximately $75.3 million of net proceeds, after offering costs of approximately $5.2 million, which included underwriter discounts and fees, legal and professional fees, and commissions that were directly related to the Offering.  The Offering costs were charged to stockholder’s equity upon completion of the Offering.  The Company used the net proceeds from the Offering primarily to fund a portion of the consideration payable in connection with our acquisition of stock of JMB not previously owned by us. (See Note 1.)

On March 19. 2021, the Company issued 1,047,004 shares of the Company’s common stock with a fair value of $41.6 million to the selling shareholders of JMB as partial consideration for the acquisition of JMB.  (See Note 1).

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorizes the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of March 31, 2021, no shares had been repurchased under the program.

Dividends

On September 3, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on September 21, 2020.  On October 29, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on November 23, 2020.  In the aggregate, the Company paid $21.2 million in dividends during the nine months ended March 31, 2021.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved by the Company's stockholders on November 2, 2017.  As of March 31, 2021, 107,664 shares were available for issuance under the 2014 Plan, which terminates in 2027.

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

Under the 2014 Plan, the exercise price of options and base price of SARs, as set by the Compensation Committee, generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is 10 years. The 2014 Plan limits the number of share-denominated awards that may be granted to any one eligible person to 250,000 shares in any fiscal year.  Also, in the case of non-employee directors, the 2014 Plan limits the maximum grant-date fair value at $300,000 of stock-denominated awards granted to a director in a given fiscal year, except for a non-employee Chairman of the Board whose grant-date fair value maximum is $600,000 per fiscal year. The 2014 Plan will terminate when no shares remain available for issuance and no awards remain outstanding; however, the authority to grant new awards will terminate on November 2, 2027.

Stock Options

During the three months ended March 31, 2021 and 2020, the Company incurred $271,074 and $215,733 of compensation expense related to stock options, respectively. During the nine months ended March 31, 2021 and 2020, the Company incurred $659,342 and $619,702 of compensation expense related to stock options, respectively.  As of March 31, 2021, a total of $3,620,118 of compensation expense related to employee stock options remained, which will be recorded over a weighted average vesting period of 2.4 years.

Two obligatory events were triggered as a result of the non-recurring special dividends declared on September 3, 2020 and October 29, 2020. In accordance with the terms of the Company’s equity award plans under which the options were issued, an adjustment was required to protect the holders of such stock options from decreases in the value of the stock options due to payment of the non-recurring special dividends. Each of these events decreased the exercise price of outstanding stock options by $1.50 per dividend, effective on the respective dates of record (September 21, 2020 and November 23, 2020).  The fair value of the options before and after these events were unchanged and therefore no incremental stock-based compensation was recorded

The following table summarizes the stock option activity for the nine months ended March 31, 2021:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2020	1,249,813	$12.27	$6,061	$5.34
Granted	196,000	$35.50
Exercises	(191,761)	$14.03
Cancellations, expirations and forfeitures	(1,600)	$18.66
Outstanding at March 31, 2021	1,252,452	$15.63	$26,045	$6.87
Exercisable at March 31, 2021	676,833	$17.22	$14,743	$6.18

Following is a summary of the status of stock options outstanding at March 31, 2021 and reflects the adjusted stock option prices:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$10.00	499,914	6.13	$6.77	198,850	2.23	$6.32
$10.01	$15.00	204,621	6.70	$11.45	126,066	6.06	$11.75
$15.01	$25.00	391,917	5.44	$19.88	351,917	4.98	$19.56
$25.01	$60.00	156,000	9.93	$38.79	—	—	$—
		1,252,452	6.48	$15.63	676,833	4.37	$14.22

The following table summarizes the nonvested stock option activity for the nine months ended March 31, 2021.

	Options	Weighted Average Grant Date Fair Value Per Award
Nonvested Outstanding at June 30, 2020	423,002	$4.14
Granted	196,000	$14.70
Vested	(43,383)	$4.75
Nonvested Outstanding at March 31, 2021	575,619	$7.69

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

Customer Concentration

Customers providing 10 percent or more of the Company's revenues for the three or nine months ended March 31, 2021 are presented on a comparative basis, with their corresponding balances for the three and nine months ended March 31, 2021 and 2020 in the table below:

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2021		March 31, 2020		March 31, 2021		March 31, 2020
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$2,049,489	100.0%	$1,258,722	100.0%	$5,434,349	100.0%	$3,795,326	100.0%
Customer concentrations
Customer A	389,927	19.0%	192,497	15.3%	994,864	18.3%	350,232	9.2%
	$389,927	19.0%	$192,497	15.3%	$994,864	18.3%	$350,232	9.2%

Customers providing 10 percent or more of the Company's accounts receivable as of March 31, 2021 and June 30, 2020 are presented on a comparative basis in the table below.

in thousands
	March 31, 2021		June 30, 2020
	Amount	Percent	Amount	Percent
Total accounts receivable	$64,713	100.0%	$49,142	100.0%
Customer concentrations
Customer B	$24,746	38.3%	$—	0.0%

No single customer provided 10 percent or more of the Company's secured loan receivable balances as of March 31, 2021 and June 30, 2020.

Supplier Concentration

The Company buys precious metals from a variety of sources, including through brokers and dealers, from sovereign and private mints, from refiners and directly from customers. The Company believes that no one or small group of suppliers is critical to its business, since other sources of supply are available that provide similar products on comparable terms.

18.  SEGMENTS AND GEOGRAPHIC INFORMATION

The Company evaluates segment reporting in accordance with FASB ASC 280, Segment Reporting, each reporting period, including evaluating the organizational structure and the reporting package that is reviewed by the chief operating decision makers. The Company's operations are organized under three business segments — Wholesale Sales & Ancillary Services, Secured Lending, and Direct-to-Consumer. (See Note 1 for a description of the types of products and services from which each reportable segment derives its revenues.)

Revenue

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2021		March 31, 2020		March 31, 2021		March 31, 2020
Revenue by segment(1)(2)
Wholesale Sales & Ancillary Services⁽³⁾	$1,923,263		$1,234,165		$5,214,460		$3,733,252
Direct-to-Consumer	126,226	(a)	24,557	(b)	219,889	(c)	62,074	(d)
	$2,049,489		$1,258,722		$5,434,349		$3,795,326

(1)

Inter-segment purchases from and sales to the Direct-to-Consumer segment are transacted at Wholesale Sales & Ancillary Services segment's prices, which is consistent with arms-length transactions with third-parties.

(2)

The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

(3)	The elimination of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)	Includes $0.9 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)	Includes $9.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)	Includes $7.8 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)	Includes $22.8 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Revenue by geographic region (as determined by the shipping or billing address or where the services were performed):
United States	$1,485,792	$1,072,071	$4,102,209	$2,958,735
Europe	86,260	59,367	333,183	214,777
North America, excluding United States	430,081	110,676	911,153	577,908
Asia Pacific	15,915	14,291	39,350	33,226
Africa	—	—	—	31
Australia	31,441	2,317	48,454	10,649
	$2,049,489	$1,258,722	$5,434,349	$3,795,326

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$51,563	$19,749	$95,430	$33,106
Direct-to-Consumer	16,608	2,726	27,637	5,840
Total gross profit	$68,171	$22,475	$123,067	$38,946
Gross margin percentage by segment(1)
Wholesale Sales & Ancillary Services	2.681%	1.600%	1.830%	0.887%
Direct-to-Consumer	13.157%	11.101%	12.569%	9.408%
Weighted average gross margin percentage	3.326%	1.786%	2.265%	1.026%

(1)

The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Operating income (expense) by segment
Wholesale Sales & Ancillary Services
Selling, general and administrative expenses	$(10,072)	$(7,973)	$(24,364)	$(19,253)
Interest income	$2,554	$2,377	$7,490	$6,869
Interest expense	$(3,274)	$(2,946)	$(9,137)	$(8,215)
Other income, net	$7,410	$277	$13,898	$392
Remeasurement gain on pre-existing equity interest	$26,306	$—	$26,306	$—
Unrealized losses on foreign exchange	$(53)	$(45)	$(131)	$(42)
Secured Lending
Selling, general and administrative expenses	$(880)	$(666)	$(1,883)	$(1,398)
Interest income	$2,170	$3,591	$5,750	$11,099
Interest expense	$(2,016)	$(2,105)	$(5,483)	$(7,059)
Other income, net	$340	$186	$904	$275
Direct-to-Consumer
Selling, general and administrative expenses	$(3,831)	$(1,749)	$(7,575)	$(5,877)
Interest expense	$(45)	$—	$(45)	$—
Other expense, net	$—	$—	$—	$(220)

Net income (loss) before provision for income taxes

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Net income (loss) before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$74,434	$11,439	$109,492	$12,857
Secured Lending	(386)	1,006	(712)	2,917
Direct-to-Consumer	12,732	977	20,017	(257)
	$86,780	$13,422	$128,797	$15,517

Depreciation and Amortization

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Depreciation and amortization by segment
Wholesale Sales & Ancillary Services	$(213)	$(375)	$(637)	$(1,175)
Secured Lending	(88)	(281)	(264)	(316)
Direct-to-Consumer	(1,187)	(227)	(1,593)	(726)
	$(1,488)	$(883)	$(2,494)	$(2,217)

Advertising expense

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(74)	$(294)	$(217)	$(362)
Secured Lending	(63)	(6)	(131)	(11)
Direct-to-Consumer	(821)	(456)	(1,932)	(1,192)
	$(958)	$(756)	$(2,280)	$(1,565)

Precious metals held under financing arrangements

in thousands
	March 31, 2021	June 30, 2020
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$136,289	$157,609
Secured Lending	24,699	20,968
	$160,988	$178,577

Inventories

in thousands
	March 31, 2021	June 30, 2020
Inventories by segment
Wholesale Sales & Ancillary Services	$469,998	$289,069
Secured Lending	5,838	24,057
Direct-to-Consumer	85,085	8,155
	$560,921	$321,281

in thousands
	March 31, 2021	June 30, 2020
Inventories by geographic region
United States	$530,010	$287,960
Europe	10,030	19,531
North America, excluding United States	20,800	13,735
Asia	81	55
	$560,921	$321,281

Total Assets

in thousands
	March 31, 2021	June 30, 2020
Assets by segment
Wholesale Sales & Ancillary Services	$751,336	$599,032
Secured Lending	141,660	140,622
Direct-to-Consumer	340,357	18,381
	$1,233,353	$758,035

in thousands
	March 31, 2021	June 30, 2020
Assets by geographic region
United States	$1,200,641	$723,252
Europe	11,831	20,993
North America, excluding United States	20,800	13,735
Asia	81	55
	$1,233,353	$758,035

Long-term Assets

in thousands
	March 31, 2021	June 30, 2020
Long-term assets by segment
Wholesale Sales & Ancillary Services	$34,067	$39,090
Secured Lending	1,060	1,319
Direct-to-Consumer	197,321	3,607
	$232,448	$44,016

in thousands
	March 31, 2021	June 30, 2020
Long-term assets by geographic region
United States	$232,393	$43,963
Europe	55	53
	$232,448	$44,016

Capital Expenditures for Property, Plant, and Equipment

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Capital expenditures on property, plant, and equipment by segment
Wholesale Sales & Ancillary Services	$411	$224	$1,335	$600
Secured Lending	—	4	4	76
Direct-to-Consumer	3	3	12	10
	$414	$231	$1,351	$686

Goodwill and Intangible Assets

in thousands
	March 31, 2021	June 30, 2020
Goodwill by segment
Wholesale Sales & Ancillary Services	$8,881	$8,881
Direct-to-Consumer (1)	92,792	—
	$101,673	$8,881
(1)	Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible Assets

in thousands
	March 31, 2021	June 30, 2020
Intangibles by segment
Wholesale Sales & Ancillary Services	$2,850	$2,907
Direct-to-Consumer (2)	98,666	2,067
	$101,516	$4,974

(2)	Direct-to-Consumer segment’s intangibles balance is net of $1.3 million accumulated impairment losses.

19.	SUBSEQUENT EVENTS

Effective April 1, 2021, the Company acquired the remaining 30.9% interest in AM&ST Associates, LLC (“AMST”) pursuant to an agreement with Silver Towne, L.P. As a result, the Company now owns 100% of AMST.  The purchase price for the remaining interest was $2.0 million and was funded by the Company’s cash on hand.

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

•

Results of operations.  This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the respective periods presented. Included in our analysis is a discussion of six performance metrics: (i) ounces of gold and silver sold, (ii) Wholesale Sales ticket volume, (iii) Direct-to-Consumer ticket volume, (iv) number of Direct-to-Consumer customers, (v) inventory turnover ratio, and (vi) number of secured loans at period-end.

•	Segment results of operations. This section provides an analysis of our results of operations presented for our three segments:
o	Wholesales Sales & Ancillary Services,
o	Secured Lending, and
o	Direct-to-Consumer

for the comparable periods.

•

Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of March 31, 2021. Included in this section is a discussion of our: outstanding debt, the amount of financial capacity available to fund our future commitments and other financing arrangements.

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

EXECUTIVE OVERVIEW

Our Business

We conduct our operations in three reportable segments: (i) Wholesale Sales & Ancillary Services (formerly known as Wholesale Trading & Ancillary Services), (ii) Secured Lending, and (iii) Direct-to-Consumer (formerly known as Direct Sales). The name changes of the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments had no impact on the Company's historical financial position, results of operations, cash flows, or segment level results previously reported.

Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment through A-Mark Precious Metals, Inc., and its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), and A-M Global Logistics, LLC (“AMGL” or "Logistics"), and AMGL’s subsidiary, AM&ST Associates, LLC ("AMST" or "SilverTowne" or the "Mint").

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 200 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, and a trading center in El Segundo, California.  The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to Wholesale Sales activity, A-Mark offers its customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs.  As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.

Through its wholly-owned subsidiary, AMTAG, the Company promotes A-Mark's products and services throughout the European continent. Through our wholly-owned subsidiary TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors, and collectors around the world.

The Company's wholly-owned subsidiary AMGL is based in Las Vegas, Nevada, and provides our customers an array of complementary services, including receiving, handling, inventorying, processing, packing, and shipping of precious metals and custom coins on a secure basis

Through AMST, the Company designs and produces minted silver products. Our mint operations allow us to provide greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments, which have historically created higher demand for precious metals products.  At March 31, 2021, the Company and SilverTowne, L.P. owned 69% and 31%, respectively, of AMST.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiaries Collateral Finance Corporation ("CFC") and AM Capital Funding, LLC (“AMCF”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of March 31, 2021, CFC and AMCF had, in the aggregate, approximately $100.7 million in secured loans outstanding, of which approximately 66.4% were acquired from third-parties (some of which may be customers of A-Mark) and approximately 33.6% were originated by CFC.

AMCF, a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC.  AMCF issued, administers, and owns Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98% (collectively referred to as the "Notes").  The Notes have a maturity date of December 15, 2023. See Note 14 of the notes to the Company’s condensed consolidated financial statements for additional information.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), and AMIP, LLC ("AMIP"), and through its 50%-owned subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").

JMB is an e-commerce retailer providing access to an array of gold, silver, platinum, palladium, and copper products through its websites and marketplaces. Currently, JMB operates five separately branded, company-owned websites targeting specific niches within the precious metals retail market.  The Company acquired the 79.5% interest in JMB that it did not previously own in March 2021.  See Note 1 to the Company’s condensed consolidated financial statements for additional information regarding the acquisition of JMB.

The Company acquired Goldline in August 2017 through an asset purchase transaction with Goldline, LLC, which had been in operation since 1960. Goldline is a direct retailer of precious metals to the investor community, and markets its precious metal products on television, radio, and the internet, as well as through telephonic sales efforts.

AMIP, a wholly-owned subsidiary of Goldline, manages its intellectual property.

In fiscal 2019, the Company formed and capitalized PMPP, a 50%-owned subsidiary of Goldline, pursuant to terms of a joint venture agreement, for the purpose of purchasing precious metals from the partners' retail customers, and then reselling the acquired products back to affiliates of the partners.  PMPP commenced its operations in fiscal 2020.

Acquisition of JMB

On March 19, 2021, we completed the acquisition of the 79.5% of the stockholder interest in JM Bullion, Inc. (“JMB”) that we did not previously own.  JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its own websites and marketplaces. JMB owns and operates five separately branded websites, including JMBullion.com, ProvidentMetals.com, Silver.com, GoldPrice.org, and SilverPrice.org.

By acquiring JBM, we have substantially both expanded our e-commerce channel for precious coin and metals sales and increased the diversification of our business between wholesale and retail distribution.  We believe that the acquisition will enable us to:

•	apply JMB’s proven online marketing strategies to other aspects of our direct-to-consumer business;
•	more effectively tailor our merchandising and pricing strategies to target multiple customer demographics across our combined six unique consumer-facing brands;
•	enhance our program under which we repurchase product from our customers;
•	expand our logistics footprint by adding JMB’s centrally located distribution hub in Dallas, Texas;
•	offer JMB’s customers proprietary precious metal products developed by us, as well as additional services, including distribution, storage, and logistics;
•	leverage the increased size of the combined businesses to achieve more favorable pricing and financing terms; and
•	provide JMB with opportunities for geographic expansion through our international presence.

For the three and nine months ended March 31, 2021, JMB had revenues of approximately $68.4 million and $68.4 million, respectively.  This compares with the Company’s total revenues of approximately $2,049.5 million and $5,434.4 million, respectively, and the revenues of the Company’s direct-to-consumer segment of approximately $126.2 million and $219.9 million, during these same periods.  The results of operations of JMB are included in the Company’s results beginning on March 20, 2021.

The following table compares the number of new active customers of JMB and the remainder of our direct-to-consumer segment for each of the three months and nine months ended March 31, 2021, the number of active customers of JMB and the remainder of our direct-to-consumer segment for each of the three months and nine months ended March 31, 2021, and number of total customers of JMB and the remainder of our direct-to-consumer segment at March 31, 2021.

	New Customers for the Three Months Ended March 31, 2021	New Customers for the Nine Months Ended March 31, 2021	Active Customers for the Three Months Ended March 31, 2021	Active Customers for the Three Months Ended March 31, 2021	Total Customers at March 31, 2021
JMB	12,100	12,100	32,900	32,900	1,472,000
Remaining Direct-to-Consumer	1,100	2,800	3,700	7,700	161,800

In the following table we estimate, on a pro forma basis, the revenue and net income of the Company had the acquisition of JMB and certain other transactions occurred on July 1, 2020.

in thousands, except for per share and share data	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Revenue	$2,339,148	$1,281,639	$5,974,317	$3,932,344
Net income	$80,673	$14,130	$131,717	$22,842

These estimates are based on the historical results of the Company and JMB during this period and take into account various transaction accounting adjustments.  This pro forma information is not necessarily indicative of what the combined company’s results of operations would have been had the acquisition of JMB been completed as of July 1, 2020, nor is it meant to be indicative of any anticipated future results of operations that the combined company will experience.  Also, the information is based on transaction accounting adjustments that are preliminary and subject to further adjustment.

Our Strategy

The Company was formed in 1965 and has grown into a significant participant in the bullion and coin markets, with approximately $5.5 billion in revenues for fiscal year 2020. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, and the scope of complementary products, services, and technological tools that we offer to our customers.  With our recent acquisition of JMB, we have substantially expanded our e-commerce channel for precious coin and metals sales and increased the diversification of our business between wholesale and retail distribution.

We intend to continue to grow by leveraging off the strengths of our existing integrated operations:

•	our expertise in e-commerce and marketing;
•	our expansive retail distribution network;
•	the depth of our customer relationships;
•	our access to market makers, suppliers, and sovereign and private mints;
•	our trading systems in the U.S. and Europe;
•	our network of precious metals dealers;
•	our depository relationships around the world;
•	our knowledge of secured lending;
•	our design and production of minted silver products;
•	our logistics capabilities; and
•	the quality and experience of our management team.

Our Customers

Our customers include financial institutions, bullion retailers, industrial manufacturers and fabricators, sovereign mints, refiners, coin and metal dealers, investors, collectors, and e-commerce and other retail customers. The Company makes a two-way market in its wholesale operations, which results in many customers also operating as our suppliers in that segment.  This diverse base of wholesale customers purchases a variety of products from the Company in a multitude of grades, primarily in the form of coins and bars. Our Direct-to-Consumer segment sells to (and, through JMB and PMPP, buys from) retail customers, with JMB focusing on e-commerce operations and Goldline marketing through various traditional channels to the investor community.  The Direct-to-Consumer segments offers these customers a variety of gold, silver, copper, platinum, and palladium products.

Factors Affecting Revenues, Gross Profit, Interest Income, and Interest Expense

Revenues.  The Company enters into transactions to sell and deliver gold, silver, platinum, palladium, and rhodium to industrial and commercial users, coin and bullion dealers, mints, and financial institutions. The metals are investment or industrial grade and are sold in a variety of shapes and sizes.

The Company also sells and delivers gold, silver, platinum, palladium, and copper products directly to customers and the investor community through its Direct-to Consumer segment.  Customers may place orders over the phone or online at one of the Company’s websites.

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

In addition, the Company earns revenue by providing storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors and collectors worldwide and by providing storage and order-fulfillment services to our retail customers.  The Company also earns revenue from advertisements placed on our Direct-to-Consumer websites. These revenue streams represent less than 1% the Company’s consolidated revenues.

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

Wholesale Sales Ticket Volume.  Another measure of our business that is unaffected by changes in commodity pricing, is ticket volume (or number of orders processed). Ticket volume for the Wholesale Sales & Ancillary Services segment measures the total number of wholesale orders processed during the period.  In periods of higher volatility, there is generally increased trading in the commodity markets, causing increased demand for our products, resulting in higher business volume. Generally, the ounces sold on a per-ticket basis is substantially higher for orders placed telephonically compared to those placed on our online portal platform.

Direct-to-Consumer Ticket Volume.  Ticket volume for the Direct-to-Consumer segment measures the total number of retail orders processed during the period. In periods of higher volatility, there is generally increased consumer demand for our products, resulting in higher business volume.

Direct-to-Consumer Customers.  We are focused on attracting new customers and retaining existing customers to drive revenue growth.  We use the following three metrics as revenue growth indicators when assessing our customer base:

•	New Direct-to-Consumer Customers means the number of customers that have registered or setup a new account or made a purchase for the first time.
•	Active Direct-to-Consumer Customers means the number of customers that have made a purchase during the period.
•	Total Direct-to-Consumer Customers means the aggregate number of customers that have registered or set up an account or have made a purchase in the past.

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

The period of time that inventory is held by the Company varies depending upon the nature of our inventory commitments with customers and suppliers.  (See Note 6 to our condensed consolidated financial statements for a description of our classifications of inventory by type.)  When management analyzes inventory turnover on a period over period basis, consideration is given to each inventory type and its corresponding impact on the inventory turnover calculation.  For example:

•

The Company enters into various structured borrowing arrangements that commit the Company's inventory (such as; product financing arrangements or liabilities on borrowed metals) for an unspecified period of time.  While the Company is able to obtain access to this inventory on demand, this type of inventory tends not to turn over as quickly as other types of inventory.

•

The Company enters into repurchase arrangements with customers under which A-Mark holds precious metals which are subject to repurchase for an unspecified period of time. While the Company has legal title to this inventory, the Company is required to hold this inventory (or like-kind inventory) for the customer until the arrangement is terminated or the material is repurchased by the customer.  As a result, this type of inventory tends not to turn over as quickly as other types of inventory.

Additionally, our inventory turnover ratio can be affected by hedging activity, as the period over period change of the inventory turnover ratio may be significantly impacted by a period over period change in hedging volume.  For example, if trading activity were to remain constant over two periods, but there were significantly higher forward sales in the current period compared to a prior period, the calculated inventory turnover ratio would increase notwithstanding the constancy of the trading volume.

Number of Secured Loans.  Finally, as a measure of the size of our Secured Lending segment, we look at the number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of each quarter. Typically, the number of loans increases during periods of increasing precious metal pricing and decreases during periods of declining precious metal prices.

The Company calculates a loan-to-value ("LTV") ratio for each loan as the principal amount of the loan divided by the liquidation value of the collateral, which is based on daily spot market prices of precious metal bullion. When the market price of the pledged collateral decreases and thereby increases the LTV ratio of a loan above a prescribed maximum ratio, usually 85%, the Company has the option to make a margin call on the loan.  As a result, a decline of precious metal market prices may cause a decrease in the number of loans outstanding in a period.

Non-GAAP Financial Measures

In addition to certain key operational metrics to assess the performance of our business, management uses financial performance measures that are not prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). One of these non-GAAP measures is “Adjusted net income before provision for income taxes”. We believe this non-GAAP measure provides useful information that can be used to evaluate our performance and our ability to generate cash flows. Non-GAAP measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP.  For a reconciliation of this non-GAAP measure to the amounts included in our Statements of Operations for the three months ended March 31, 2021 and 2020 and the nine months ended March 31, 2021 and 2020, and certain limitations inherent in such measures, refer to the “Non-GAAP Measures” section below.

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

Macroeconomic events have positively affected the Company’s trading revenues and gross profit as the volatility of the price of precious metals and numismatics resulted in a material increase in the spread between bid and ask prices on these products. We also experienced substantially increased demand for products in each of our coin and bar, industrial and retail businesses. We attribute this to certain customers particularly in Goldline and our recently acquired JMB retail units, seeking to assure a supply of precious metals necessary for the operation of their businesses, and other customers’ seeking the safety of investments in precious metals.  In response to the heightened demand, in certain cases prices for the products we sell have also risen.

We have also experienced certain negative effects in the precious metals market.  Through our CFC finance subsidiary, we make loans to our customers secured by coins and precious metals.  Numerous CFC loans were paid off in March 2020 when the market experienced a temporary drop in precious metal prices, which reduced collateral coverage.  This had the effect of decreasing the size of our loan portfolio and the interest earned on the portfolio.  It also required us to substitute cash and our own precious metals inventory as collateral under our AMCF securitization program, as the pool of loans securing the program declined.  While we did not experience any related losses, there is no assurance that this might not occur in the future.  In the year that followed, precious metal prices increased and the Company experienced growth in its loan portfolio.

Fiscal Year

Our fiscal year end is June 30 each year.  Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS

Overview of Results of Operations for the Three Months Ended March 31, 2021 and 2020

Condensed Consolidated Results of Operations

The operating results of our business for the three months ended March 31, 2021 and 2020 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$2,049,489	100.000%	$1,258,722	100.000%	$790,767	62.8%
Gross profit	68,171	3.326%	22,475	1.786%	$45,696	203.3%
Selling, general, and administrative expenses	(14,783)	(0.721)%	(10,388)	(0.825)%	$4,395	42.3%
Interest income	4,724	0.230%	5,968	0.474%	$(1,244)	(20.8%)
Interest expense	(5,335)	(0.260)%	(5,051)	(0.401)%	$284	5.6%
Other income, net	7,750	0.378%	463	0.037%	$7,287	1,573.9%
Remeasurement gain on pre-existing equity interest	26,306	1.284%	—	0.0%	$26,306	0.0%
Unrealized losses on foreign exchange	(53)	(0.003)%	(45)	(0.004)%	$8	17.8%
Net income before provision for income taxes	86,780	4.234%	13,422	1.066%	$73,358	546.6%
Income tax expense	(9,847)	(0.480)%	(1,814)	(0.144)%	$8,033	442.8%
Net income	76,933	3.754%	11,608	0.922%	$65,325	562.8%
Net income attributable to non-controlling interests	308	0.015%	287	0.023%	$21	7.3%
Net income attributable to the Company	$76,625	3.739%	$11,321	0.899%	$65,304	576.8%
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$9.54		$1.61		$7.93	492.5%
Diluted	$8.84		$1.61		$7.23	449.1%
Performance Metrics:(1)
Gold ounces sold(2)	771,000		508,000		263,000	51.8%
Silver ounces sold(3)	33,100,000		25,729,000		7,371,000	28.6%
Inventory turnover ratio(4)	3.7		3.7		—	0.0%
Number of secured loans at period end(5)	1,571		429		1,142	266.2%

(1)	See "Results of Segments" for additional performance metrics.
(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(4)

Inventory turnover ratio is the cost of sales divided by average inventory for the period presented above. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Nine Months Ended March 31, 2021 and 2020

Condensed Consolidated Results of Operations

The operating results of our business for the nine months ended March 31, 2021 and 2020 are as follows:

in thousands, except per share data and performance metrics
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$5,434,349	100.000%	$3,795,326	100.000%	$1,639,023	43.2%
Gross profit	123,067	2.265%	38,946	1.026%	$84,121	216.0%
Selling, general, and administrative expenses	(33,822)	(0.622)%	(26,528)	(0.699)%	$7,294	27.5%
Interest income	13,240	0.244%	17,968	0.473%	$(4,728)	(26.3%)
Interest expense	(14,665)	(0.270)%	(15,274)	(0.402)%	$(609)	(4.0%)
Other income, net	14,802	0.272%	447	0.012%	$14,355	3,211.4%
Remeasurement gain on pre-existing equity interest	26,306	0.484%	—	0.0%	$26,306	0.0%
Unrealized losses on foreign exchange	(131)	(0.002)%	(42)	(0.001)%	$89	211.9%
Net income before provision for income taxes	128,797	2.370%	15,517	0.409%	$113,280	730.0%
Income tax expense	(18,944)	(0.349)%	(2,351)	(0.062)%	$16,593	705.8%
Net income	109,853	2.021%	13,166	0.347%	$96,687	734.4%
Net income attributable to non-controlling interests	1,221	0.022%	483	0.013%	$738	152.8%
Net income attributable to the Company	$108,632	1.999%	$12,683	0.334%	$95,949	756.5%
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$14.67		$1.80		$12.87	715.0%
Diluted	$13.61		$1.80		$11.81	656.1%
Performance Metrics:(1)
Gold ounces sold(2)	1,971,000		1,512,000		459,000	30.4%
Silver ounces sold(3)	78,593,000		60,741,000		17,852,000	29.4%
Inventory turnover ratio(4)	12.0		10.6		1.4	13.2%
Number of secured loans at period end(5)	1,571		429		1,142	266.2%

(1)	See "Results of Segments" for additional performance metrics..
(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(4)

Inventory turnover ratio is the cost of sales divided by average inventory for the period presented above.  This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the consolidated balance sheets.

(5)	Number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the period.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands, except performance metrics
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$2,049,489	100.000%	$1,258,722	100.000%	$790,767	62.8%
Performance Metrics
Gold ounces sold	771,000		508,000		263,000	51.8%
Silver ounces sold	33,100,000		25,729,000		7,371,000	28.6%

Revenues for the three months ended March 31, 2021 increased $790.8 million, or 62.8%, to $2.049 billion from $1.259 billion in 2020.  Excluding an increase in forward sales of $41.3 million, revenues increased $749.5 million or 64.7%, which was primarily attributable to an increase in the total amount of gold and silver ounces sold and higher average selling prices of gold and silver.

Gold ounces sold for the three months ended March 31, 2021 increased 263,000 ounces, or 51.8%, to 771,000 ounces from 508,000 ounces in 2020.  Silver ounces sold for the three months ended March 31, 2021 increased 7,371,000 ounces, or 28.6%, to

33,100,000 ounces from 25,729,000 ounces in 2020. On average, the selling prices for gold increased by 15.7% and selling prices for silver increased by 68.4% during the three months ended March 31, 2021 as compared to 2020.

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

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands, except performance metrics
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$5,434,349	100.000%	$3,795,326	100.000%	$1,639,023	43.2%
Performance Metrics
Gold ounces sold	1,971,000		1,512,000		459,000	30.4%
Silver ounces sold	78,593,000		60,741,000		17,852,000	29.4%

Revenues for the nine months ended March 31, 2021 increased $1,639.0 million, or 43.2% to $5.434 billion from $3.795 billion in 2020.  Excluding a decrease in forward sales of $94.8 million, revenues increased $1,733.8 million, or 53.1% which was primarily attributable to an increase in the total amount of gold and silver ounces sold and higher average selling prices of gold and silver.

Gold ounces sold for the nine months ended March 31, 2021 increased 459,000 ounces, or 30.4%, to 1,971,000 ounces from 1,512,000 ounces in 2020.  Silver ounces sold for the nine months ended March 31, 2021 increased 17,852,000 ounces, or 29.4%, to 78,593,000 ounces from 60,741,000 ounces in 2020. On average, the selling prices for gold increased by 24.1% and selling prices for silver increased by 50.4% during the nine months ended March 31, 2021 as compared to 2020.

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

Gross Profit

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands, except performance metric
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$68,171	3.326%	$22,475	1.786%	$45,696	203.3%
Performance Metric
Inventory turnover ratio	3.7		3.7		—	(—%)

Gross profit for the three months ended March 31, 2021 increased by $45.7 million, or 203.3%, to $68.2 million from $22.5 million in 2020.  The overall gross profit increase was due to higher gross profits earned by the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage increased by 154.0 basis points, or 86.2% to 3.326% from 1.786% in 2020. The increase in gross margin percentage was mainly attributable to significantly wider premium spreads due to increased demand, higher trading profits primarily due to increased volatility, partially offset by the impact of higher forward sales.

Forward sales increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Our inventory turnover ratio for the three months ended March 31, 2021 remained consistent at 3.7 when compared to the same period in 2020.  Although a higher volume of inventory was sold during the current period, average inventory balances associated with product financing arrangements increased. Inventory associated with product financing arrangements is typically held for longer periods.

The impact of these two factors led to a similar inventory turnover ratio in the current period when compared to that of the prior period, in which less product was sold and the Company had lower average inventory balances associated with product financing arrangements.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands, except performance metric
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$123,067	2.265%	$38,946	1.026%	$84,121	216.0%
Performance Metric
Inventory turnover ratio	12.0		10.6		1.4	13.2%

Gross profit for the nine months ended March 31, 2021 increased by $84.1 million, or 216.0%, to $123.1 million from $38.9 million in 2020.  The overall gross profit increase was due to higher gross profits from the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage increased by 123.9 basis points, or 120.8% to 2.265% from 1.026% in 2020. The increase in gross margin percentage was mainly attributable to significantly wider premium spreads due to increased demand, higher trading profits primarily due to increased volatility, and the impact of lower forward sales.

Forward sales increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Our inventory turnover ratio for the nine months ended March 31, 2021 increased by 13.2%, to 12.0 from 10.6 in 2020.  The increase in our inventory turnover ratio was primarily due to higher volumes of product sold during the current period, partially offset by lower forward sales and higher average inventory balances related to product financing arrangements, which is a type of inventory that is typically held for longer periods.

Selling, General and Administrative Expense

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(14,783)	(0.721)%	$(10,388)	(0.825)%	$4,395	42.3%

Selling, general, and administrative expenses for the three months ended March 31, 2021 increased $4.4 million, or 42.3%, to $14.8 million from $10.4 million in 2020. The change was primarily due to increased acquisition costs of $2.2 million associated with our recent acquisition of JMB, an increase of $1.7 million related to JMB’s operations subsequent to the acquisition and now reported on a fully consolidated basis (of which $1.0 million is attributable to amortization expense), and an increase of $0.3 million associated with Goldline’s marketing activities.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(33,822)	(0.622)%	$(26,528)	(0.699)%	$7,294	27.5%

Selling, general, and administrative expenses for the nine months ended March 31, 2021 increased $7.3 million, or 27.5%, to $33.8 million from $26.5 million in 2020. The change was primarily due to increased acquisition costs of $2.6 million associated with our recent acquisition of JMB, increases in compensation expense (including performance-based accruals) of $2.1 million, an increase of $1.7 million related to JMB’s operations subsequent to the acquisition and now reported on a fully consolidated basis (of which $1.0 million is attributable to amortization expense), increased insurance costs of $0.7 million, and an increase in computer software expense of $0.2 million.

Interest Income

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands, except performance metric
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$4,724	0.230%	$5,968	0.474%	$(1,244)	(20.8%)
Performance Metric
Number of secured loans at period-end	1,571		429		1,142	266.2%

Interest income for the three months ended March 31, 2021 decreased $1.2 million, or 20.8%, to $4.7 million from $6.0 million in 2020.  The aggregate decrease in interest income was primarily due to lower interest income earned by our Secured Lending segment, partially offset by higher other finance product income.

Interest income from our Secured Lending segment decreased by $1.4 million, or by 39.6% in comparison to the same year-ago period.  The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current period as compared to the average monthly loan balances for the comparable period, and to a lesser extent, a decrease in interest rates.

The number of secured loans outstanding increased by 266.2% to 1,571 from 429 in 2020.  Typically, the number of loans increases during periods of increasing precious metal prices and decreases during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. During the year that followed, silver prices increased and the Company experienced growth in the number of loans.

The Company did not incur loan losses related to the margin calls or borrower loan liquidations during either the current or the comparable prior year period.

The interest income from our other finance product income increased by $0.2 million in comparison to the same year-ago period.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands, except performance metric
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$13,240	0.244%	$17,968	0.473%	$(4,728)	(26.3%)
Performance Metric
Number of secured loans at period-end	1,571		429		1,142	266.2%

Interest income for the nine months ended March 31, 2021 decreased $4.7 million, or 26.3%, to $13.2 million from $18.0 million in 2020.  The aggregate decrease in interest income was primarily due to lower interest income earned by our Secured Lending segment, partially offset by higher other finance product income.

The interest income from our Secured Lending segment decreased by $5.3 million or by 48.2% in comparison to the same year-ago period.  The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current period as compared to the average monthly loan balances for the comparable period, and to a lesser extent, a decrease in interest rates.

The number of secured loans outstanding increased by 266.2% to 1,571 from 429 in 2020.  Typically, the number of loans increases during periods of increasing precious metal prices and decreases during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in the margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. During the year that followed, silver prices increased and the Company experienced growth in the number of loans.

The Company did not incur loan losses related to the margin calls or borrower loan liquidations during either the current or the comparable prior year period.

The interest income from our other finance product income increased by $0.8 million in comparison to the same year-ago period.

Interest Expense

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(5,335)	(0.260)%	$(5,051)	(0.401)%	$284	5.6%

Interest expense for the three months ended March 31, 2021 increased $0.3 million, or 5.6% to $5.3 million from $5.1 million in 2020.  The increase was primarily driven by higher interest expense associated with product financing arrangements, partially offset by a reduction in loan servicing fees, lower interest and fees from liability on borrowed metals, and less interest expense related to our Trading Credit Facility.  As compared to the same year-ago period, the amount of interest expense that increased by component included: (i) $0.7 million related to product financing arrangements, offset by decreased interest expense of (ii) $0.2 million of loan servicing fees, (iii) $0.1 million from liability on borrowed metals, and (iv) $0.1 million of Trading Credit Facility interest expense (including debt amortization costs).

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(14,665)	(0.270)%	$(15,274)	(0.402)%	$(609)	(4.0%)

Interest expense for the nine months ended March 31, 2021 decreased $0.6 million, or 4.0% to $14.7 million from $15.3 million in 2020.  The decrease was primarily due to reductions in interest expense related to our Trading Credit Facility and loan servicing fees, partially offset by increases in interest expense related to product financing arrangements. As compared to the same year-ago period, the amount of interest expense that decreased, by component, included: (i) $1.0 million of Trading Credit Facility interest expense (including debt amortization costs), (ii) $0.8 million of loan servicing cost, offset by increased interest expense of (iii) $1.2 million related to product financing arrangements.

Other income, net

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$7,750	0.378%	$463	0.037%	$7,287	1,573.9%

Other income, net for the three months ended March 31, 2021 increased $7.3 million, or 1573.9% to $7.8 million from $0.5 million in 2020. The aggregate increase was primarily due to an increase of $7.1 million in the Company’s proportionate share of our equity-method investees' earnings and an increase of $0.2 million in royalties earned compared to the prior comparable quarter.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$14,802	0.272%	$447	0.012%	$14,355	3,211.4%

Other income, net for the nine months ended March 31, 2021 increased $14.4 million, or 3,211.4% to $14.8 million from $447 thousand in 2020. The aggregate increase was primarily due to an increase of $13.5 million in the Company’s proportionate share of our equity-method investees' earnings, an increase of $0.6 million in royalties earned, and $0.2 million of costs recorded as other expense associated with the settlement of our purchase of Goldline that was recognized during the nine months ended March 31, 2020.

Remeasurement gain on pre-existing equity interest

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Remeasurement gain on pre-existing equity interest	$26,306	1.284%	$—	0.0%	$26,306	0.0%

The estimated remeasurement gain on pre-existing equity interest was recognized during the Company’s fiscal third quarter in connection with the acquisition of JMB. The Company’s estimated fair value of its 20.5% pre-existing equity interest in JMB was determined to be approximately $34.1 million at the acquisition date. Based on the total consideration paid of $175.8 million, the remeasurement resulted in the recognition of a pretax gain of $26.3 million. For additional information about our most recent acquisition see Note 1 to our condensed consolidated financial statements.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Remeasurement gain on pre-existing equity interest	$26,306	0.484%	$—	0.0%	$26,306	0.0%

The estimated remeasurement gain on pre-existing equity interest was recognized during the Company’s fiscal third quarter in connection with the acquisition of JMB. The Company’s estimated fair value of its 20.5% pre-existing equity interest in JMB was determined to be approximately $34.1 million at the acquisition date. Based on the total consideration paid of $175.8 million, the remeasurement resulted in the recognition of a pretax gain of $26.3 million. For additional information about our most recent acquisition see Note 1 to our condensed consolidated financial statements.

Provision for Income Taxes

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(9,847)	(0.480)%	$(1,814)	(0.144)%	$8,033	442.8%

Our income tax expense was $9.8 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively.  Our effective tax rate was approximately 11.3% and 13.5% for the three months ended March 31, 2021 and 2020, respectively.  For the three months ended March 31, 2021, our effective tax rate differs from the federal statutory rate primarily due  to a one-time benefit related to the fair value remeasurement of our pre-existing equity investment in JMB, a one-time benefit from the reversal of the previously established deferred tax liability related to our equity investment in JMB, an exclusion of the pre-acquisition period JMB equity earnings pick-up, offset by state taxes (net of federal tax benefit) and foreign withholding taxes.

.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(18,944)	(0.349)%	$(2,351)	(0.062)%	$16,593	705.8%

Our income tax expense was $18.9 million and $2.4 million for the nine months ended March 31, 2021 and 2020, respectively.  Our effective tax rate was approximately 14.7% and 15.2% for the nine months ended March 31, 2021 and 2020, respectively.  For the nine months ended March 31, 2021, our effective tax rate differs from the federal statutory rate primarily due  to a one-time benefit related to the fair value remeasurement of our pre-existing equity investment in JMB, a one-time benefit from the reversal of the previously established deferred tax liability related to our equity investment in JMB, an exclusion of the pre-acquisition period JMB equity earnings pick-up, offset by state taxes (net of federal tax benefit) and foreign withholding taxes.

SEGMENT RESULTS OF OPERATIONS

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Secured Lending and (iii) Direct-to-Consumer. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”).

Results of Operations  — Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment through A-Mark Precious Metals, Inc., and its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), and A-M Global Logistics, LLC ("Logistics"), and its partially-owned subsidiary, AM&ST Associates, LLC ("AMST" or "Silver Towne" or the "Mint"). Also, the Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions.

Overview of Results of Operations for the Three Months Ended March 31, 2021 and 2020

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment for the three months ended March 31, 2021 and 2020 are as follows:

in thousands, except performance metrics
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,923,263	100.000%	$1,234,165	100.000%	$689,098	55.8%
Gross profit	51,563	2.681%	19,749	1.600%	$31,814	161.1%
Selling, general, and administrative expenses	(10,072)	(0.524)%	(7,973)	(0.646)%	$2,099	26.3%
Interest income	2,554	0.133%	2,377	0.193%	$177	7.4%
Interest expense	(3,274)	(0.170)%	(2,946)	(0.239)%	$328	11.1%
Other income, net	7,410	0.385%	277	0.022%	$7,133	2,575.1%
Remeasurement gain on pre-existing equity interest	26,306	1.368%	-	0.0%	$26,306	0.0%
Unrealized losses on foreign exchange	(53)	(0.003)%	(45)	(0.004)%	$8	17.8%
Net income before provision for income taxes	$74,434	3.870%	$11,439	0.927%	$62,995	550.7%
Performance Metrics:
Gold ounces sold(1)	727,000		496,000		231,000	46.6%
Silver ounces sold(2)	31,141,000		25,547,000		5,594,000	21.9%
Wholesale Sales ticket volume(3)	44,966		48,689		(3,723)	(7.6%)

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(3)	Wholesale Sales ticket volume represents the total number of product orders processed by A-Mark.

Overview of Results of Operations for the Nine Months Ended March 31, 2021 and 2020

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment for the nine months ended March 31, 2021 and 2020 are as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$5,214,460	100.000%	$3,733,252	100.000%	$1,481,208	39.7%
Gross profit	95,430	1.830%	33,106	0.887%	$62,324	188.3%
Selling, general, and administrative expenses	(24,364)	(0.467)%	(19,253)	(0.516)%	$5,111	26.5%
Interest income	7,490	0.144%	6,869	0.184%	$621	9.0%
Interest expense	(9,137)	(0.175)%	(8,215)	(0.220)%	$922	11.2%
Other income, net	13,898	0.267%	392	0.011%	$13,506	3,445.4%
Remeasurement gain on pre-existing equity interest	26,306	0.504%	0	0.0%	$26,306	0.0%
Unrealized losses on foreign exchange	(131)	(0.003)%	(42)	(0.001)%	$89	211.9%
Net income before provision for income taxes	$109,492	2.100%	$12,857	0.344%	$96,635	751.6%
Performance Metrics:
Gold ounces sold(1)	1,896,000		1,482,000		414,000	27.9%
Silver ounces sold(2)	76,031,000		60,242,000		15,789,000	26.2%
Wholesale Sales ticket volume(3)	110,104		115,491		(5,387)	(4.7%)

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(3)	Wholesale Sales ticket volume represents the total number of product orders processed by A-Mark.

Revenues — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands, except performance metrics
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,923,263	100.000%	$1,234,165	100.000%	$689,098	55.8%
Performance Metrics
Gold ounces sold	727,000		496,000		231,000	46.6%
Silver ounces sold	31,141,000		25,547,000		5,594,000	21.9%

Revenues for the three months ended March 31, 2021 increased $689.1 million, or 55.8%, to $1.923 billion from $1.234 billion in 2020.  Excluding an increase in forward sales of $41.3 million, revenues increased $647.8 million or 57.1%, which was primarily attributable to an increase in the total amount of gold and silver ounces sold and higher average selling prices of gold and silver.

Gold ounces sold for the three months ended March 31, 2021 increased 231,000 ounces, or 46.6%, to 727,000 ounces from 496,000 ounces in 2020.  Silver ounces sold for the three months ended March 31, 2021 increased 5,594,000 ounces, or 21.9%, to 31,141,000 ounces from 25,547,000 ounces in 2020. On average, the selling prices for gold increased by 15.2% and selling prices for silver increased by 68.0% during the three months ended March 31, 2021 as compared to 2020.

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

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands, except performance metrics
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$5,214,460	100.000%	$3,733,252	100.000%	$1,481,208	39.7%
Performance Metrics
Gold ounces sold	1,896,000		1,482,000		414,000	27.9%
Silver ounces sold	76,031,000		60,242,000		15,789,000	26.2%

Revenues for the nine months ended March 31, 2021 increased $1,481.2 million, or 39.7%, to $5.214 billion from $3.733 billion in 2020.  Excluding a decrease in forward sales of $94.8 million, revenues increased $1,576.0 million or by 49.2%, which was primarily attributable to an increase in the total amount of gold and silver ounces sold and higher average selling prices of gold and silver.

Gold ounces sold for the nine months ended March 31, 2021 increased 414,000 ounces, or 27.9%, to 1,896,000 ounces from 1,482,000 ounces in 2020.  Silver ounces sold for the nine months ended March 31, 2021 increased 15,789,000 ounces, or 26.2%, to 76,031,000 ounces from 60,242,000 ounces in 2020. On average, the selling prices for gold increased by 23.7% and selling prices for silver increased by 49.9% during the nine months ended March 31, 2021 as compared to 2020.
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

Gross Profit — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands, except performance metric
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$51,563	2.681%	$19,749	1.600%	$31,814	161.1%
Performance Metric
Wholesale Sales ticket volume	44,966		48,689		(3,723)	(7.6%)

Gross profit for the three months ended March 31, 2021 increased by $31.8 million, or 161.1%, to $51.6 million from $19.7 million in 2020. The overall gross profit increase was primarily due to higher sales volumes and increased spreads.

This segment’s profit margin percentage increased by 108.1 basis points, or 67.6% to 2.681% from 1.600% in 2020. The increase in gross margin percentage was mainly attributable to significantly wider premium spreads due to increased demand and higher trading profits primarily due to increased volatility, partially offset by the impact of higher forward sales.

Forward sales increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

The Wholesale Sales ticket volume for the three months ended March 31, 2021 decreased by 3,723 tickets, or 7.6%, to 44,966 tickets from 48,689 tickets in 2020.  The decrease in our Wholesale Sales ticket volume reflects that more ounces were sold per ticket compared to  2020.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands, except performance metric
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$95,430	1.830%	$33,106	0.887%	$62,324	188.3%
Performance Metric
Wholesale Sales ticket volume	110,104		115,491		(5,387)	(4.7%)

Gross profit for the nine months ended March 31, 2021 increased by $62.3 million, or 188.3%, to $95.4 million from $33.1 million in 2020.  The overall gross profit increase was primarily due to higher sales volumes and increased spreads.

This segment’s profit margin percentage increased by 94.3 basis points, or 106.3% to 1.830% from 0.887% in 2020. The increase in gross margin percentage was mainly attributable to significantly wider premium spreads due to increased demand, higher trading profits primarily due to increased volatility, and the impact of lower forward sales.

Forward sales increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

The Wholesale Sales ticket volume for the nine months ended March 31, 2021 decreased by 5,387 tickets, or 4.7%, to 110,104 tickets from 115,491 tickets in 2020.  The decrease in our Wholesale Sales ticket volume reflects that more ounces were sold per ticket compared to 2020.

Selling, General and Administrative Expenses  — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(10,072)	(0.524)%	$(7,973)	(0.646)%	$2,099	26.3%

Selling, general, and administrative expenses for the three months ended March 31, 2021 increased $2.1 million, or 26.3%, to $10.1 million from $8.0 million in 2020.  The change was primarily due to increased acquisition costs of $2.2 million associated with the Company’s recent acquisition of JMB.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(24,364)	(0.467)%	$(19,253)	(0.516)%	$5,111	26.5%

Selling, general, and administrative expenses for the nine months ended March 31, 2021 increased $5.1 million, or 26.5%, to $24.4 million from $19.3 million in 2020. The change was primarily due to increased acquisition costs of $2.6 million associated with the Company’s recent acquisition of JMB, increased compensation expense (including performance-based accruals) of $2.1 million, and higher insurance costs of $0.7 million.

Interest Income — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,554	0.133%	$2,377	0.193%	$177	7.4%

Interest income for the three months ended March 31, 2021 increased $0.2 million, or 7.4%, to $2.6 million from $2.4 million in 2020.  The overall increase is primarily due to $0.2 million interest earned from repurchase agreements.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$7,490	0.144%	$6,869	0.184%	$621	9.0%

Interest income for the nine months ended March 31, 2021 increased $0.6 million, or 9.0%, to $7.5 million from $6.9 million in 2020.  The overall increase is primarily due to $0.8 million interest earned from repurchase agreements, partially offset by a reduction of $0.1 million of interest income earned from spot deferred trade orders and lower other interest income of $0.1 million.

Interest Expense — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(3,274)	(0.170)%	$(2,946)	(0.239)%	$328	11.1%

Interest expense for the three months ended March 31, 2021 increased $0.3 million, or 11.1% to $3.3 million from $2.9 million in 2020. The increase was primarily due to greater product financing arrangements activity, which increased interest expense $0.7 million against the comparable period, partially offset by lower interest expense of $0.2 million associated with our Trading Credit Facility and notes payable, and decreased interest expense related to liability on borrowed metals of $0.1 million.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(9,137)	(0.175)%	$(8,215)	(0.220)%	$922	11.2%

Interest expense for the nine months ended March 31, 2021 increased $0.9 million, or 11.2% to $9.1 million from $8.2 million in 2020. The increase was primarily due to greater product financing arrangements activity, which increased interest expense $1.1 million, partially offset by lower interest expense of $0.2 million associated with our Trading Credit Facility and notes payable.

Other Income, net — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$7,410	0.385%	$277	0.022%	$7,133	2,575.1%

Other income, net for the three months ended March 31, 2021 increased $7.1 million or 2575.1% to $7.4 million from $0.3 million in 2020.  The aggregate increase was primarily due to an increase in the Company’s proportionate share of our equity-method investees' earnings of $7.1 million compared to the prior comparable quarter.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$13,898	0.267%	$392	0.011%	$13,506	3,445.4%

Other income, net for the nine months ended March 31, 2021 increased $13.5 million, or 3445.4% to $13.9 million from $0.4 million in 2020. The aggregate increase was primarily related to an increase in the Company’s proportionate share of our equity-method investees' earnings of $13.5 million compared to the prior comparable period.

Remeasurement gain on pre-existing equity interest — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Remeasurement gain on pre-existing equity interest	$26,306	1.368%	$—	0.0%	$26,306	0.0%

The estimated remeasurement gain on pre-existing equity interest was recognized during the Company’s fiscal third quarter in connection with the acquisition of JMB. The Company’s estimated fair value of its 20.5% pre-existing equity interest in JMB was determined to be approximately $34.1 million at the acquisition date. Based on the total consideration paid of $175.8 million, the remeasurement resulted in the recognition of a pretax gain of $26.3 million. For additional information about our most recent acquisition see Note 1 of the notes to the condensed consolidated financial statements.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Remeasurement gain on pre-existing equity interest	$26,306	0.504%	$—	0.0%	$26,306	0.0%

The estimated remeasurement gain on pre-existing equity interest was recognized during the Company’s fiscal third quarter in connection with the acquisition of JMB. The Company’s estimated fair value of its 20.5% pre-existing equity interest in JMB was determined to be approximately $34.1 million at the acquisition date. Based on the total consideration paid of $175.8 million, the remeasurement resulted in the recognition of a pretax gain of $26.3 million. For additional information about our most recent acquisition see Note 1 of the notes to the condensed consolidated financial statements.

Results of Operations  — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC. ("CFC") and AM Capital Funding, LLC (“AMCF”).  AMCF was formed in September 2018, and its financial activity was incorporated into the Secured Lending segment's results thereafter.

Overview of Results of Operations for the Three Months Ended March 31, 2021 and 2020

—  Secured Lending Segment

The operating results of our Secured Lending segment for the three months ended March 31, 2021 and 2020 are as follows:

in thousands, except performance metrics
Three Months Ended March 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,170	100.000%	$3,591	100.000%	$(1,421)	(39.6%)
Interest expense	(2,016)	(92.903)%	(2,105)	(58.619)%	$(89)	(4.2%)
Selling, general and administrative expenses	(880)	(40.553)%	(666)	(18.546)%	$214	32.1%
Other income, net	340	15.668%	186	5.180%	$154	82.8%
Net (loss) income before provision for income taxes	$(386)	(17.788)%	$1,006	28.014%	$1,392	138.4%
Performance Metric:
Number of secured loans at period end(1)	1,571		429		1,142	266.2%

(1)	Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Nine Months Ended March 31, 2021 and 2020

—  Secured Lending Segment

The operating results of our Secured Lending segment for the nine months ended March 31, 2021 and 2020 are as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$5,750	100.000%	$11,099	100.000%	$(5,349)	(48.2%)
Interest expense	(5,483)	(95.357)%	(7,059)	(63.600)%	$(1,576)	(22.3%)
Selling, general and administrative expenses	(1,883)	(32.748)%	(1,398)	(12.596)%	$485	34.7%
Other income, net	904	15.722%	275	2.478%	$629	228.7%
Net (loss) income before provision for income taxes	$(712)	(12.383)%	$2,917	26.282%	$3,629	124.4%
Performance Metric:
Number of secured loans at period end(1)	1,571		429		1,142	266.2%

(1)	Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands, except performance metric
Three Months Ended March 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,170	100.000%	$3,591	100.000%	$(1,421)	(39.6%)
Performance Metric
Number of secured loans at period-end	1,571		429		1,142	266.2%

Interest income for the three months ended March 31, 2021 decreased $1.4 million, or 39.6%, to $2.2 million from $3.6 million in 2020. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current period as compared to the average monthly loan balances for the comparable period, and to a lesser extent, a decrease in interest rates.

The number of secured loans outstanding increased by 266.2% to 1,571 from 429 in 2020.  Typically, the number of loans increases during periods of increasing precious metal prices and decrease during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. During the year that followed, silver prices increased and the Company experienced growth in the number of loans. The Company did not incur loan losses related to the margin calls or borrower loan liquidations during this or the comparable period.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands, except performance metric
Nine Months Ended March 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$5,750	100.000%	$11,099	100.000%	$(5,349)	(48.2%)
Performance Metric
Number of secured loans at period-end	1,571		429		1,142	266.2%

Interest income for the nine months ended March 31, 2021 decreased $5.3 million, or 48.2%, to $5.8 million from $11.1 million in 2020.  The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current period as compared to the average monthly loan balances for the comparable period, and to a lesser extent, a decrease in interest rates.

The number of secured loans outstanding increased by 266.2% to 1,571 from 429 in 2020.  Typically, the number of loans increases during periods of increasing precious metal prices and decrease during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. During the year that followed, silver prices increased and the Company experienced growth in the number of loans. The Company did not incur loan losses related to the margin calls or borrower loan liquidations during this or the comparable period.

Interest Expense — Secured Lending

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,016)	(92.903)%	$(2,105)	(58.619)%	$(89)	(4.2%)

Interest expense for the three months ended March 31, 2021 decreased $0.1 million, or 4.2% to $2.0 million from $2.1 million in 2020.  The change in interest expense is driven by the value of our secured loan portfolio, which is primarily financed through our notes payable and Trading Credit Facility. Although a higher number of secured loans were outstanding at the current period-end in comparison to that of the prior period, fewer loans were outstanding during the current period, leading to a decrease in loan servicing costs of $0.2 million, partially offset by an increase in interest expense of $0.1 million associated with our notes payable and Trading Credit Facility.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(5,483)	(95.357)%	$(7,059)	(63.600)%	$(1,576)	(22.3%)

Interest expense for the nine months ended March 31, 2021 decreased $1.6 million, or 22.3% to $5.5 million from $7.1 million in 2020.  The change in interest expense is driven by the value of our secured loan portfolio, which is primarily financed through our notes payable and Trading Credit Facility.  As compared to the same year-ago period, loan servicing costs decreased $0.8 million and interest expense related to our notes payable and Trading Credit Facility decreased $0.7 million.

Selling, General and Administrative Expenses — Secured Lending

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(880)	(40.553)%	$(666)	(18.546)%	$214	32.1%

Selling, general, and administrative expenses for the three months ended March 31, 2021 increased $0.2 million, or 32.1%, to  $0.9 million from $0.7 million in 2020.  The increase is mainly driven by higher professional fees of $0.3 million and increased marketing expense of $0.1 million, partially offset by lower depreciation expense of $0.2 million.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(1,883)	(32.748)%	$(1,398)	(12.596)%	$485	34.7%

Selling, general and administrative expenses for the nine months ended March 31, 2021 increased $0.5 million, or 34.7%, to $1.9 million from $1.4 million in 2020.  The increase was primarily due to an higher professional fees of $0.3 million and increased marketing expense of $0.1 million.

Other Income, net — Secured Lending

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$340	15.668%	$186	5.180%	$154	82.8%

Other income, net for the three months ended March 31, 2021 increased $0.2 million, or 82.8%, to $0.3 million from $0.2 million in 2020. The increase was primarily due to an increase in royalty income.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$904	15.722%	$275	2.478%	$629	228.7%

Other income, net for the nine months ended March 31, 2021 increased $0.6 million, or 228.7%, to $0.9 million from $0.3 million in 2020. The increase was primarily due to increase in royalty income.

Results of Operations  — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through our wholly-owned subsidiaries: JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), and AMIP, LLC ("AMIP"), and through our 50%-owned subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").  As a result of the completion of our acquisition of JMB on March 19, 2021 (see Note 1 of our condensed consolidated financial statements) we have included JMB’s financial activity since March 20, 2021 in the Direct-to-Consumer segment's fiscal 2021 results.

Overview of Results of Operations for the Three Months Ended March 31, 2021 and 2020

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer segment for the three months ended March 31, 2021 and 2020 are as follows:

in thousands, except performance metrics
Three Months Ended March 31,	2021				2020				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$126,226	(a)	100.000%		$24,557	(c)	100.000%		$101,669	414.0%
Gross profit	16,608		13.157%	(b)	2,726		11.101%	(d)	$13,882	509.2%
Selling, general and administrative expenses	(3,831)		(3.035)%		(1,749)		(7.122)%		$2,082	119.0%
Interest expense	(45)		(0.036)%		—		—		$45	0.0%
Net income before provision for income taxes	$12,732		10.087%		977		3.978%		$11,755	1203.2%
Performance Metrics:
Gold ounces sold(1)	44,000				12,000				32,000	266.7%
Silver ounces sold(2)	1,959,000				182,000				1,777,000	976.4%
Number of new customers(3)	13,200				500				12,700	2540.0%
Number of active customers(4)	36,600				2,800				33,800	1207.1%
Number of total customers(5)	1,633,800				157,200				1,476,600	939.3%
Ticket volume(6)	56,049				4,190				51,859	1237.7%

(a)	Includes $0.9 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)	Gross profit percentage realized from sales, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 13.677% for the period.
(c)	Includes $9.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)	Gross profit percentage realized from sales, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 16.783% for the period.
(1)	Gold ounces sold represents the ounces of gold product sold during the three-month period.
(2)	Silver ounces sold represents the ounces of silver product sold during the three-month period.
(3)	Number of new customers represents the number of customers that have registered or setup a new account or made a purchase for the first time.
(4)	Number of active customers represents the number of customers that have made a purchase during the three-month period.
(5)	Number of total customers represents the aggregate number of customers that have registered or set up an account or have made a purchase in the past.
(6)	Ticket volume represents the total number of product orders processed by Goldline, PMPP, and JMB during the three-month period.

Overview of Results of Operations for the Nine Months Ended March 31, 2021 and 2020

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer segment for the nine months ended March 31, 2021 and 2020 are as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2021				2020				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$219,889	(a)	100.000%		$62,074	(c)	100.000%		$157,815	254.2%
Gross profit	27,637		12.569%	(b)	5,840		9.408%	(d)	$21,797	373.2%
Selling, general and administrative expenses	(7,575)		(3.445)%		(5,877)		(9.468)%		$1,698	28.9%
Interest expense	(45)		(0.020)%		—		—		$45	—
Other expense, net	—		—		(220)		(0.354)%		$(220)	(100.0)%
Net income (loss) before provision for income taxes	$20,017		9.103%		(257)		(0.414)%		$20,274	7888.7%
Performance Metrics:
Gold ounces sold(1)	75,000				30,000				45,000	150.0%
Silver ounces sold(2)	2,562,000				499,000				2,063,000	413.4%
Number of new customers(3)	14,900				1,000				13,900	1390.0%
Number of active customers(4)	40,600				5,000				35,600	712.0%
Number of total customers(5)	1,633,800				157,200				1,476,600	939.3%
Ticket volume(6)	67,608				12,569				55,039	437.9%

(a)	Includes $7.8 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)	Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 13.072% for the period.
(c)	Includes $22.8 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)	Gross profit percentage, excluding inter-segment company sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 13.294% for the period.
(1)	Gold ounces sold represents the ounces of gold product sold during the period.
(2)	Silver ounces sold represents the ounces of silver product sold during the period.
(3)	Number of new customers represents the number of customers that have registered or setup a new account or made a purchase for the first time.
(4)	Number of active customers represents the number of customers that have made a purchase during the three-month period.
(5)	Number of total customers represents the aggregate number of customers that have registered or set up an account or have made a purchase in the past.
(6)	Ticket volume represents the total number of product orders processed by Goldline, PMPP, and JMB during the period

Revenues — Direct-to-Consumer

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands, except performance metrics
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$126,226	100.000%	$24,557	100.000%	$101,669	414.0%
Performance Metrics:
Gold ounces sold	44,000		12,000		32,000	266.7%
Silver ounces sold	1,959,000		182,000		1,777,000	976.4%
Number of new customers	13,200		500		12,700	2540.0%
Number of active customers	36,600		2,800		33,800	1207.1%
Number of total customers	1,633,800		157,200		1,476,600	939.3%

Revenues for the three months ended March 31, 2021 increased $101.7 million, or 414.0%, to $126.2 million from $24.6 million in 2020, which was primarily attributable to an increase in the total amount of gold and silver ounces sold and higher average selling prices of gold and silver. Excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, revenues for the three months ended March 31, 2021 increased $110.4 million or 740.9% to $125.3 million from $14.9 million as compared to 2019.

Gold ounces sold for the three months ended March 31, 2021 increased 32,000 ounces, or 266.7%, to 44,000 ounces from 12,000 ounces in 2020.  Silver ounces sold for the three months ended March 31, 2021 increased 1,777,000 ounces, or 976.4%, to 1,959,000 ounces from 182,000 ounces in 2020. On average, the selling prices for gold increased by 18.1% and selling prices for silver increased by 49.3% during the three months ended March 31, 2021 as compared to 2020.

The number of new customers for the three months ended March 31, 2021 increased 12,700, or 2540.0%, to 13,200 from 500 in 2020.  The number of active customers for the three months ended March 31, 2021 increased 33,800, or 1207.1%, to 36,600 from 2,800 in 2020. The number of total customers for the three months ended March 31, 2021 increased 1,476,600, or 939.3%, to 1,633,800 from 157,200 in 2020.  The increases in Direct-to-Consumer segment’s customer base is attributable to our acquisition of JMB.

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

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands, except performance metrics
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$219,889	100.000%	$62,074	100.000%	$157,815	254.2%
Performance Metrics:
Gold ounces sold	75,000		30,000		45,000	150.0%
Silver ounces sold	2,562,000		499,000		2,063,000	413.4%
Number of new customers	14,900		1,000		13,900	1390.0%
Number of active customers	40,600		5,000		35,600	712.0%
Number of total customers	1,633,800		157,200		1,476,600	939.3%

Revenues for the nine months ended March 31, 2021 increased $157.8 million, or 254.2%, to $219.9 million from $62.1 million in 2020. Excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, revenues for the nine months ended March 31, 2021 increased $172.9 million or 441.1% to $212.1 million from $39.2 million in 2020.

Gold ounces sold for the nine months ended March 31, 2021 increased 45,000 ounces, or 150.0%, to 75,000 ounces from 30,000 ounces in 2020.  Silver ounces sold for the nine months ended March 31, 2021 increased 2,063,000 ounces, or 413.4%, to 2,562,000 ounces from 499,000 ounces in 2020. On average, the selling prices for gold increased by 28.3% and selling prices for silver increased by 46.9% during the nine months ended March 31, 2021 as compared to 2020.

The number of new Direct-to-Consumer customers for the nine months ended March 31, 2021 increased 13,900, or 1390.0%, to 14,900 from 1,000 in 2020.  The number of active customers for nine months ended March 31, 2021 increased 35,600, or 712.0%, to 40,600 from 5,000 ounces in 2020. The number of total customers for the nine months ended March 31, 2021 increased 1,476,600, or 939.3%, to 1,633,800 from 157,200 in 2020. The increases in Direct-to-Consumer segment’s customer base is attributable to our acquisition of JMB.

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

Gross Profit — Direct-to-Consumer

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands, except performance metric
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$16,608	13.157%	$2,726	11.101%	$13,882	509.2%
Performance Metric:
Ticket volume	56,049		4,190		51,859	1237.7%

Gross profit for the three months ended March 31, 2021 increased by $13.9 million, or 509.2%, to $16.6 million from $2.7 million in 2020.  The Company’s profit margin percentage increased by 18.5% to 13.157% from 11.101% in 2020. Excluding the impact of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, the Direct-to-Consumer segment's gross profit margin percentage decreased by 18.5% to 13.677% from 16.783% in 2020.

The Direct-to-Consumer ticket volume for the three months ended March 31, 2021 increased by 51,859 tickets, or 1237.7%, to 56,049 tickets from 4,190 tickets in 2020.  The increase in Direct-to-Consumer ticket volume was primarily attributable to the addition of JMB’s customer base compared to 2020.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands, except performance metric
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$27,637	12.569%	$5,840	9.408%	$21,797	373.2%
Performance Metric:
Ticket volume	67,608		12,569		55,039	437.9%

Gross profit for the nine months ended March 31, 2021 increased by $21.8 million, or 373.2%, to $27.6 million from $5.8 million in 2020.  For the nine months ended March 31, 2021, the Company’s profit margin percentage increased by 33.6% to 12.569% from 9.408% in 2020. Excluding the impact of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, the Direct-to-Consumer segment's gross profit margin percentage decreased by 1.7% to 13.072% from 13.294% in 2020.

The Direct-to-Consumer ticket volume for the nine months ended March 31, 2021 increased by 55,039 tickets, or 437.9%, to 67,608 tickets from 12,569 tickets in 2020.  The increase in Direct-to-Consumer ticket volume was primarily attributable to the addition of JMB’s customer base compared to 2020.

Selling, General and Administrative Expense — Direct-to-Consumer

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(3,831)	(3.035)%	$(1,749)	(7.122)%	$2,082	119.0%

Selling, general and administrative expenses for the three months ended March 31, 2021 increased $2.1 million, or 119.0%, to $3.8 million from $1.7 million in 2020. The increase in selling, general and administrative expenses was primarily due to costs incurred by JMB’s operations of $1.7 million, which included $1.0 million of amortization expense that was related to intangible assets that were required to be marked to fair value because of the acquisition, and Goldline’s increased marketing expenses of $0.3 million.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(7,575)	(3.445)%	$(5,877)	(9.468)%	$1,698	28.9%

Selling, general and administrative expenses for the nine months ended March 31, 2021 increased $1.7 million, or 28.9%, to $7.6 million from $5.9 million in 2020.  The increase in selling, general and administrative expenses primarily due to costs incurred by JMB’s operations of $1.7 million, which included $1.0 million of amortization expense that was related to intangible assets that were required to be marked to fair value because of the acquisition, and Goldline’s increased marketing expenses of $0.5 million, offset by a decrease computer expenses of $0.3 million.

Interest Expense

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Interest expense for the three months ended March 31, 2021 increased $45,000 related to product financing arrangements compared to 2020.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

Interest expense for the nine months ended March 31, 2021 increased $45,000 related to product financing arrangements compared to 2020,

Other Expense, net

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

There was no activity for the current or comparable quarterly period.

Nine Months Ended March 31, 2021 Compared to Nine Months Ended March 31, 2020

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other expense, net	$—	—	$(220)	(0.354)%	$(220)	(100.0)%

There was no activity for the current period.  For the nine months ended March 31, 2020, the other expense activity of $0.2 million related to a one-time charge in connection with the settlement of the purchase price related to the acquisition of Goldline.

NON-GAAP MEASURES

Adjusted net income before provision for income taxes

Overview

In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe the below non‑GAAP measure is useful in evaluating our operating performance.  We use the financial measure “adjusted net income before provision for income taxes” to present our pre-tax earnings from on-going business operations.  This measure is not prepared in accordance with GAAP.  The items excluded from this financial measure may have a material impact on our financial results. Certain of those items are non-recurring, while others are non-cash in nature. Accordingly, this non-GAAP financial measure should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with GAAP.

Reconciliation

In our reconciliation from our reported GAAP “net income before provision for taxes” to our non-GAAP “adjusted net income before provision for taxes,” we eliminate the impact of the following four amounts: (i) remeasurement gains; (ii) acquisition expenses; (iii) amortization expenses related to the estimated value of the intangible assets acquired; and (iv) depreciation expense. The following tables reconcile this non-GAAP financial measure to its most closely comparable GAAP measure on our financial statements for the three months ended March 31, 2021 and 2020 and nine months ended March 31, 2021 and 2020.

in thousands
Three Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$2,049,489	100.000%	$1,258,722	100.000%	$790,767	62.8%

Net income before provision for income taxes	$86,780	4.234%	$13,422	1.066%	$73,358	546.6%
Adjustments:
Remeasurement gain on pre-existing equity interest	(26,306)	(1.284)%	—	—	$26,306	(—%)
Acquisition costs	2,196	0.107%	—	—	$2,196	(—%)
Amortization of acquired intangibles	1,140	0.056%	260	0.021%	$880	338.5%
Depreciation expense	348	0.017%	623	0.049%	$(275)	(44.1%)
Adjusted net income before provision for income taxes (Non-GAAP)	$64,158	3.130%	$14,305	1.136%	$49,853	348.5%

in thousands
Nine Months Ended March 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$5,434,349	100.000%	$3,795,326	100.000%	$1,639,023	43.2%

Net income before provision for income taxes	$128,797	2.370%	$15,517	0.409%	$113,280	730.0%
Adjustments:
Remeasurement gain on pre-existing equity interest	(26,306)	(0.484)%	—	—	$26,306	(—%)
Acquisition costs	2,576	0.047%	—	—	$2,576	(—%)
Amortization of acquired intangibles	1,457	0.027%	767	0.020%	$690	90.0%
Depreciation expense	1,037	0.019%	1,450	0.038%	$(413)	(28.5%)
Adjusted net income before provision for income taxes (Non-GAAP)	$107,561	1.979%	$17,734	0.467%	$89,827	506.5%
Adjustments

Remeasurement gains or losses.  This adjustment relates to our acquisition in March 2021 of the 79.5% of the equity interest in JMB that was not previously owned by us.  When we acquire control of a business for which we had previously owned a non-controlling equity interest, we are required to estimate the fair value of our pre-existing equity investment and record the change in its value as a remeasurement gain or loss, which we present on the face of our condensed consolidated statements income.  Remeasurement gains and losses are recorded upon the completion of an acquisition. We exclude these types of remeasurement gains and losses when we evaluate our on-going operational performance and to facilitate comparison of period-to-period operational performance. For additional information about our acquisition of JMB, see Note 1 of the notes to the condensed consolidated financial statements.

Acquisition expenses. This adjustment relates as well to the JMB acquisition. We incur expenses for professional services rendered in connection with business combinations, which is included as a component of selling, general, and administrative expenses in our condensed consolidated statements of income. Acquisition expenses are recorded in the periods in which the costs are incurred and the services are received. We exclude acquisition expenses when we evaluate our on-going operational performance and to facilitate comparison of period-to-period operational performance.

Amortization of purchased intangibles. Amortization expense of purchased intangibles is included as a component of selling, general, and administrative expenses in our condensed consolidated statements of income.  Such amortization expense varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions.  Management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business.  The use of intangible assets such as our existing customer relationships and developed technology contributed to our revenues earned during the periods presented and is expected to contribute to our revenues in future periods. Amortization of purchased intangible assets will recur in future periods. For additional information about the amortization of our purchased intangibles, see Note 8 to our condensed consolidated financial statements.

Depreciation expense.  Depreciation expense is included as a component of selling, general, and administrative expenses in our condensed consolidated statements of income. Depreciation expense is calculated using a straight-line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Due to depreciation expense being non-cash in nature, Management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business.

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers the availability to us of sufficient amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations and our Trading Credit Facility (see “Lines of Credit” below).

Our principal capital requirements are to fund (i) working capital and (ii) investing activity. Our working capital requirements fluctuate with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

A substantial portion of our assets are liquid. As of March 31, 2021, approximately 80.8% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity.  Among other things, these include our product financing arrangements and liabilities on borrowed metals.  We also generate cash from interest earned on loans to our customers secured by precious metals products originated through our CFC subsidiary.

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

We may also raise funds through the public or private offering of equity or debt securities, although there is no assurance that we will be able to do so at the times and in the amounts required.  We have an effective universal shelf registration statement, on file with the Securities and Exchange Commission for this purpose, under which we may issue approximately $69.5 million worth of securities at this time.

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

Lines of Credit

in thousands
	March 31, 2021	June 30, 2020	March 31, 2021 Compared to June 30, 2020
Lines of credit	$165,000	$135,000	$30,000

Effective March 26, 2021, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as lead lender and administrative agent and Macquarie Bank Limited acts as syndication agent for the syndicate.  As of March 31, 2021, the Trading Credit Facility provided the Company with access up to $270.0 million, featuring a $220.0 million base, with a $50.0 million accordion option. The maturity date of the credit facility is March 25, 2022. The Trading Credit Facility was initially entered into on March 31, 2016, and the Company has successfully amended and extended the terms of the Trading Credit Facility each year since its inception.

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance its lending activities.

Notes Payable

in thousands
	March 31, 2021	June 30, 2020	March 31, 2021 Compared to June 30, 2020
Notes payable	$93,060	$92,517	$543

On September 14, 2018, AM Capital Funding, LLC (“AMCF”), a wholly-owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%. The Notes have a maturity date of December 15, 2023.

As of March 31, 2021, the consolidated aggregate carrying balance of the Notes was $93.1 million (which excludes the $5.0 million Note that the Company retained), and the remaining unamortized loan cost balance was approximately $1.9 million, which is amortized using the effective interest method through the maturity date. (See Note 14 of the notes to condensed consolidated financial statements.)

Liabilities on Borrowed Metals

in thousands
	March 31, 2021	June 30, 2020	March 31, 2021 Compared to June 30, 2020
Liabilities on borrowed metals	$109,735	$168,206	$(58,471)

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

Product Financing Arrangements

in thousands
	March 31, 2021	June 30, 2020	March 31, 2021 Compared to June 30, 2020
Product financing arrangements	$250,067	$74,678	$175,389

The Company has agreements with financial institutions and other third parties that allow the Company to transfer its gold and silver inventory to the third party at an agreed-upon price based on the spot price, which provides alternative sources of liquidity. During the term of the agreement both parties intend for inventory to be returned at an agreed-upon price based on the spot price on the termination (repurchase) date. The third parties charge monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified as interest expense. These transactions do not qualify as sales and therefore are accounted for as financing arrangements and reflected in the condensed consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales.

Secured Loans Receivable

in thousands
	March 31, 2021	June 30, 2020	March 31, 2021 Compared to June 30, 2020
Secured loans receivable	$100,728	$63,710	$37,018

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

Dividends

On September 3, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on September 21, 2020.  On October 29, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on November 23, 2020.  In the aggregate, the Company paid $21.2 million in dividends during the nine months ended March 31, 2021.

Cash Flows

The majority of the Company’s trading activities involve two day value trades under which payment is received in advance of delivery or product is received in advance of payment.  The combination of sales volume, inventory turnover, and precious metals price volatility can cause material changes in the sources of cash used in or provided by operating activities on a daily basis. The Company manages these variances through its liquidity forecasts and counterparty limits by maintaining a liquidity reserve to meet the Company’s cash needs.  The Company uses various short-term financial instruments to manage the cycle of our trading activities from customer purchase order to cash collections and product delivery, which can cause material changes in the amount of cash used in or provided by financing activities on a daily basis.

The following summarizes components of our condensed consolidated statements of cash flows for the nine months ended March 31, 2021 and 2020:

in thousands
Year Ended	March 31, 2021	March 31, 2020	March 31, 2021 Compared to March 31, 2020
Net cash used in operating activities	$(155,448)	$(13,775)	$(141,673)
Net cash (used in) provided by investing activities	$(118,304)	$66,034	$(184,338)
Net cash provided by financing activities	$260,193	$34,924	$225,269

Our principal capital requirements have been to fund (i) working capital and (ii) investing activity. Our working capital requirements fluctuate with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net cash (used in) provided by operating activities

Operating activities used $155.4 million and $13.8 million in cash for the nine months ended March 31, 2021 and 2020, respectively, representing a $141.7 million decrease in the source of cash compared to the nine months ended March 31, 2020.  This period over period decrease in the source of cash was primarily due to changes in the balances of accounts payable and other current liabilities, inventories, derivative liabilities, liabilities on borrowed metals, offset by an increase in net income adjusted for noncash items, and by changes in the balances of receivables and derivative assets.

Net cash used in investing activities

Investing activities used $118.3 million and provided $66.0 million in cash for the nine months ended March 31, 2021 and 2020, respectively, representing a $184.3 million increase in the use of cash compared to the nine months ended March 31, 2020.  This period over period increase was due to the incremental acquisition of a pre-existing equity method investment of $62.2 million a $6.8 million investing cash outflow related to the acquisition of a 31.2% ownership interest in a supplier and counterparty, higher investing cash outflows of $119.3 million associated with the acquisition and origination of secured loans in the current period, partially offset by the change in the balance of other long term assets (long term loans to customers) of $4.5 million.

Net cash provided by (used in) financing activities

Financing activities provided $260.2 million and $34.9 million in cash for the nine months ended March 31, 2021 and 2020, respectively, representing a $225.3 million increase in the source of cash compared to the nine months ended March 31, 2020.  This period over period increase was primarily due to changes in the balance of product financing arrangements of $147.8 million, the net proceeds of $75.3 million the Company received in connection with its public offering of common stock, the change in the balance of the Trading Credit Facility of $22.0 million, and cash received from employee stock option exercises of $2.5  million, offset by the payment of two non-recurring special dividends of in the aggregate amount of $21.2 million and the change in debt issuance costs of $1.1 million.

CAPITAL RESOURCES

We believe that our current cash availability under the Trading Credit Facility, product financing arrangements, financing derived from borrowed metals, active shelf statement, and the cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements, and commitments through at least the next twelve months.

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

Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers.  Our forwards contracts open at March 31, 2021 are scheduled to settle within 60 days. Futures positions do not have settlement dates. The Company typically uses futures contracts for its shorter-term hedge positions and forward contracts for longer term hedge positions.

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

The Company’s net losses on derivative instruments for the three months ended March 31, 2021 and 2020, totaled $4.1 million and $13.2 million, respectively. The Company’s net losses on derivative instruments for the nine months ended March 31, 2021 and 2020, totaled $117.6 million and $10.8 million, respectively.  These net losses on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of March 31, 2021 and June 30, 2020:

in thousands
	March 31, 2021	June 30, 2020
Inventories	$560,921	$321,281
Precious metals held under financing arrangements	160,988	178,577
	721,909	499,858
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(128)	(17)
Premium on metals position	(14,760)	(3,684)
Precious metal value not hedged	(14,888)	(3,701)
	707,021	496,157
Commitments at market:
Open inventory purchase commitments	797,094	514,553
Open inventory sales commitments	(571,830)	(309,134)
Margin sale commitments	(7,490)	(14,652)
In-transit inventory no longer subject to market risk	(43,167)	(3,605)
Unhedgeable premiums on open commitment positions	6,375	2,779
Borrowed precious metals	(109,735)	(168,206)
Product financing arrangements	(250,067)	(74,678)
Advances on industrial metals	196	318
	(178,624)	(52,625)
Precious metal subject to price risk	528,397	443,532
Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	129,423	73,948
Precious metals futures contracts at market values	398,666	369,842
Total market value of derivative financial instruments	528,089	443,790

Net precious metals subject to commodity price risk	$308	$(258)

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At March 31, 2021, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

Commitments and Contingencies

Refer to Note 15 for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021 and June 30, 2020, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands
	March 31, 2021	June 30, 2020
Purchase commitments	$797,094	$514,553
Sales commitments	$(571,830)	$(309,134)
Margin sale commitments	$(7,490)	$(14,652)
Open forward contracts	$129,423	$73,948
Open futures contracts	$398,666	$369,842
Foreign exchange forward contracts	$6,609	$4,599

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

Inventories

The Company's inventory, which primarily consists of bullion and bullion coins, is acquired and initially recorded at cost and then marked to fair market value.  The fair market value of the bullion and bullion coins comprises two components: (i) published market values attributable to the cost of the raw precious metal, and (ii) the premium paid at acquisition of the metal, which is attributable to the incremental value of the product in its finished goods form. The market value attributable solely to such premium is readily determinable by reference to multiple reputable published sources. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged.

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

Business Combinations

We make certain judgments and estimates when determining the fair value of assets acquired and liabilities assumed in a business combination. Those judgments and estimates also include determining the lives assigned to acquired intangibles, the resulting amortization period, what indicators will trigger an impairment, whether those indicators are other than temporary, what economic or competitive factors affect valuation, valuation methodology, and key assumptions including discount rates and cash flow estimates.

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

Changes in Internal Control over Financial Reporting

We have not experienced any material impact to our internal control over financial reporting during the COVID-19 pandemic.  Many of our employees worked remotely during the period in which we prepared these financial statements and, accordingly, we ensured on-going related oversight and monitoring procedures continued during the financial close and reporting process.  We did not compromise our disclosure controls and procedures.   We are continually monitoring and assessing our disclosure controls to ensure disclosure controls and procedures continue to be effective.

On March 19, 2021, during the third quarter of fiscal 2021, we completed the acquisition of JMB. Prior to this acquisition, JMB was a privately-held company not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition if it is not possible to conduct an assessment of the acquired business’s internal control over financial reporting by the date of assessment. As part of our on-going integration activities, we are in the process of incorporating internal controls over significant processes specific to JMB that we believe are appropriate and necessary to account for the acquisition and to consolidate and report our financial results. We expect to complete our integration activities related to internal control over financial reporting for JMB during fiscal 2022. Accordingly, we expect to include JMB within our assessment of internal control over financial reporting as of June 30, 2022.

With the exception of internal control related integration activities associated with the Company's acquisition of JMB, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends substantially on our ability to obtain financing for our operations. The Trading Credit Facility (as further described and defined below) provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility is an uncommitted demand facility provided by a syndicate of financial institutions (the “Trading Credit Lenders”), and is currently scheduled to mature on March 25, 2022.  A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes.  Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance its lending activities.

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

We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility.  Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus 2.50%. The LIBOR was approximately 0.11% as of March 31, 2021.

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

On November 30, 2020, ICE Benchmark Administration announced a consultation on its intention to cease the publication of certain LIBOR rates, including its intention to cease the publication of the three-month U.S. Dollar LIBOR on June 30, 2023. The U.K. Financial Conduct Authority (the “FCA”) also announced its proposed approach to ensure an orderly wind-down of LIBOR. It has supported publication of three-month U.S. Dollar LIBOR tenor in a representative manner through June 30, 2023, although legislation has been introduced that would allow the FCA to accelerate the transition. The U.S. Federal Reserve, Office of Comptroller of the Currency and the Federal Deposit Insurance Company also issued a statement encouraging banks to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

The Company utilizes its Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes.  The Trading Credit Facility includes contingency provisions for the discontinuation of LIBOR.  Under these provisions, the Trading Credit Facility first looks to a replacement based on the SOFR, but if such replacement cannot be determined, Company and the administrative agent for the facility jointly select an alternative benchmark rate, giving due consideration to recommendations of replacement rates by governmental bodies and prevailing market conventions. Although alternative reference rates have been proposed, it is unknown whether these alternative reference rates will attain market acceptance as replacements of LIBOR.

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

To accomplish our growth strategy, we will require adequate sources of liquidity to fund both our existing business and our expansion activity.  Currently, our main sources of liquidity are the cash that we generate from operations, our borrowing availability under the Trading Credit Facility, and the proceeds from our securitization transaction through AMCF. There can be no assurance that these sources will be adequate to support the growth that we are hoping to achieve or that additional sources of financing for this purpose, in the form of additional debt or equity financing, will be available to us, on satisfactory terms or at all.  Also, the Trading Credit Facility contains, and any future debt financing is likely to contain, various financial and other restrictive covenants. The need to comply with these covenants may limit our ability to implement our growth initiatives.

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

The Company has experienced outsized growth in its revenues and operating profits since the onset of the COVID-19 pandemic, but there can be no assurance that this level of performance will continue, and its performance may drop as the pandemic and its related effects subside.

The recent growth of the business of the Company generally, and the business of its recently acquired JMB subsidiary in particular, may be attributed to the unprecedented uncertainties and volatility in the financial markets resulting from the COVID-19 pandemic, its effects on the economy and the related government responses. Other contemporary events and circumstances, including the presidential election, the change in administration and perceived related political polarization and instability, may also have been contributing factors to the recent growth of the business of the Company. In this environment, consumers may have sought perceived financial safety in precious coins and metals.

There can be no assurance that the recent growth in the precious metals business will continue in future periods or will not decline as the pandemic and its effects on the economy, the business environment and the responsive actions of government subside, or as the current political environment becomes less charged. Even if the effects of the COVID-19 pandemic on the domestic and world markets, or the perceived political instability, continue for an extended period of time, consumer perceptions with respect to precious coins and metals could shift, these commodities may no longer be viewed as secure investments and the demand for the Company’s products could substantially decline. We cannot predict the performance of our business and operations if and when business conditions revert to more normalized levels. A decline in our future revenues and earnings would have adverse effects on our overall results of operations and could cause our stock price to decline. Moreover, because of the unprecedented nature of the current business and financial environment, particularly in regards to the precious metal industry, it is not possible to create with any acceptable measure of precision customary financial projections and forecasts for our business over the next several years. This could adversely affect our ability to engage in financial and operational planning for the future.

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

•

We engage in transactions with numerous financial counterparties.  If these parties were to experience significant financial reversals, for example as a result of investments in sectors that have suffered severe downturns as a result of the COVID-19 pandemic, these parties may be unable to comply with their financial obligations to us, may cease transacting business with us or could curtail or terminate the credit that they extend to us. While we deal with a significant number of counterparties, we nonetheless have concentration in our customer base. To the extent that the COVID-19 pandemic were to materially and adversely affect the financial condition of customers responsible for a material portion of our revenues, our business could be correspondingly impaired.

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

Our performance is dependent on our senior management and certain other key employees. We have employment agreements with Greg Roberts, our CEO, and Brian Aquilino, our COO, which both expire on June 30, 2023, and with Thor Gjerdrum, our President, which expires on June 30, 2022. In addition, we recently entered into an employment agreement with Michael Wittmeyer, the CEO of JMB, which terminates on June 30, 2024.These and other employees have expertise in the trading markets, e-commerce operations and digital marketing; have industry-wide reputations; and perform critical functions for our business.  We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees.  Also, there is significant competition for skilled precious metals traders and other industry professionals.  The loss of our current key officers and employees, without the ability to replace them, would have a materially adverse effect on our business.

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

We have in the past, and expect to continue, to grow in part through acquisitions. We will consider potential acquisitions of varying sizes and may, on a selective basis, pursue acquisitions or consolidation opportunities involving other public companies or privately held companies. However, it is possible that we will not realize the expected benefits from our acquisitions or that our existing operations will be adversely affected as a result of acquisitions. Acquisitions entail certain risks, including: unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations; difficulty in assimilating the operations and personnel of the acquired company within our existing operations or in maintaining uniform standards; loss of key employees of the acquired company; and strains on management and other personnel time and resources both to research and integrate acquisitions.

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

The Company’s failure or inability to protect its intellectual property could harm its competitive position.

 The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect its rights in its business, services, know-how and information. JMB has one issued United States patent, and the Company has a portfolio of registered and unregistered trademarks.  The Company may apply for additional patents in the future, but there can be no assurance that any such applications will be granted, and if granted may not protect its technology. The Company’s patent, trademarks or service marks may be challenged and found by a court to be invalid or unenforceable. Even if its registrations are upheld or are not challenged, the costs of enforcing intellectual property rights can be material.

The Company generally enters into confidentiality agreements with its employees, consultants and other third parties to control and limit access to, and disclosure of, its confidential information. These contractual arrangements or other steps taken to protect its intellectual property may not prove to be sufficient to prevent misappropriation of technology or deter independent third-party development of similar technologies.

If the Company were unable to protect or enforce its intellectual property rights, its competitive position would suffer.

Third parties may assert violations of their intellectual property rights against the Company.

Third parties may currently have, or may eventually be issued, patents upon which the technologies used by the Company infringe, subjecting the Company to claims for infringement. The Company could incur significant costs and diversion of management time and resources to defend such claims, regardless of their validity. As a consequence of litigation in which JM Bullion, Inc. was accused of infringement, The Company could suffer development delays, be required to develop non-infringing technology at considerable cost and expense, or be compelled to enter into royalty or license agreements, which might not be available on economically acceptable terms, or at all.

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

Risks Related to our Wholesale Sales and Ancillary Services Segment

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

In August 2016, the Company formed a joint venture, AM&ST Associates, LLC ("AMST"), with Silver Towne, L.P., an Indiana-based fabricator of silver bullion products, for the purpose of acquiring and operating Silver Towne, L.P.'s minting business unit ("Silver Towne Mint" or the "Mint").  The Company owned a majority interest in AMST through March 31, 2021.  Effective April 1, 2021, the Company purchased the AMST minority shareholder’s interest and now owns 100% of AMST.

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

Stack’s-Bowers Numismatics, LLC ("Stack's Bowers"), which is primarily engaged in the business of auctions of high-value and rare coins and in coin retailing, is a wholly-owned subsidiary of SGI, our former parent and a related party.  We have engaged in the past, and continue to engage, in transactions with Stack’s Bowers, some of which are presently on-going.  These transactions include secured lending transactions in which Stack’s Bowers is the borrower, and other transactions involving the purchase and sale of rare coins. SGI and the Company have a common chief executive officer, and the chief executive officer and the general counsel of the Company are board members of SGI.  In addition, a majority of the board of directors of the Company has retained an ownership interest in SGI that in the aggregate represents a controlling interest in SGI.   All transactions between the Company and Stack’s Bowers are approved by our Audit Committee, and we believe that all such transactions are on terms no less favorable to the Company than would be obtained from an unaffiliated third party.  Nonetheless, these transactions could be perceived as being conflicted.

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

Risks Related to our Secured Lending Segment

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

Risks Related to our Direct-to Consumer Segment

Our Direct-to-Consumer businesses could be subject to accusations of improper sales practices.

Through JMB and Goldline subsidiaries, the Company sells precious metals and numismatics directly to the retail investor community.  Goldline markets its precious metal products on television, radio, and over the internet, and through telephonic sales efforts.  JMB markets its products over the internet.  Prior to its acquisition by the Company, Goldline had been accused of improper sales practices, and was the subject of a state enforcement action that was subsequently settled.  Other retailers of precious metal products have similarly been the subject of accusations regarding their sales practices, including claims of misrepresentation, excessive product markups, pressured sales tactics and product switching.  The Company believes that the sales practices of its Goldline subsidiary conform to applicable legal and ethical standards, and that there is no material basis for claims against Goldline in this regard.  Nevertheless, given the nature of the retail precious metals business, the possibility that investors in precious metals may lose a substantial portion of their investment as a result of adverse market trends and the vulnerability of certain retail precious metal investors to economic loss, there can be no assurance that claims will not be made regarding Goldline’s business practices or that, if made, such claims will not attract the attention of governmental and private sector consumer advocates.  Were this to occur, the Company could suffer adverse publicity, be subject to governmental enforcements actions or be forced to modify the sales and marketing practices of its direct-to-consumer business.

Our Direct-to-Consumer businesses operate in a highly competitive environment.

JMB and Goldline face competition from both traditional precious metal retail brokers and coin stores, as well as other specialty online precious metal and coin sites, such as APMEX, Inc., SD Bullion, Inc., and Bullion Exchange, LLC. In addition, certain general online merchandisers such as eBay also offer collectible coins and bullion for sale, and other major online retailers, with financial and marketing resources, name recognition and a customer base that are far greater than those that are available to JMB and Goldline, may in the future enter this market. Competition is based upon the demand and availability of coin and bullion product, price, delivery times, convenience and customer service. There can be no assurance that JMB and Goldline will be able to compete effectively with other retail sources and channels for precious coin and bullion, especially if the demand for these products were to contract from its current record high levels.

JMB relies upon paid and unpaid internet search engines to rank its product offerings and drive traffic to its website, and its website traffic may suffer if its rankings decline or its relationship with these services deteriorates.

JMB relies on paid and unpaid internet search engines to attract consumer interest in its product offerings. Search engine companies change their natural search engine algorithms periodically, and these changes may adversely affect JMB’s product offerings in paid and/or unpaid searches. JMB may also at times be subject to ranking penalties if the operators of search engines believe it is not in compliance with their guidelines. If JMB’s search engine rankings decline, and JMB is unable to timely regain its prior rankings, it may have to use more expensive marketing channels to sustain and grow its revenues, resulting in reduced profitability.

If JMB and Goldline do not respond effectively to technological and market changes, they will cease to be competitive with other channels that consumers may have for the purchase of precious coins and bullion.

 To remain competitive, JMB must continue to enhance and improve the responsiveness, functionality and features of its online operations. The internet and the electronic commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices.

The evolving nature of the internet could render JMB’s existing technology and systems obsolete. Its continuing success will depend, in part, on its ability to:

•	develop, license or acquire leading technologies useful in its business;
•	develop new features and technology that address the increasingly sophisticated preferences of its customers; and
•	respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

 With the growth of e-commerce, the pace of change in product offerings and consumer tastes in the shipping and logistics industries is faster now than in years past. This accelerated pace of change increases uncertainty and places a greater burden on management to anticipate and respond to such changes. The increased pace of change also means that the window in which a technologically advanced or sophisticated product or service can achieve and maintain partner and consumer interest is shrinking and, to the extent JMB fails to timely anticipate or respond to changes in its industry, the effects of such missteps may be amplified.

Future advances in technology may not be beneficial to, or compatible with, JMB’s or Goldline’s businesses. Furthermore, JMB and Goldline may be unsuccessful in using new technologies effectively or adapting their technology and systems to user requirements or emerging industry standards on a timely basis. Their ability to remain technologically competitive may require substantial expenditures and lead time. If JMB or Goldline is unable to adapt in a timely manner and at reasonable cost to changing market conditions or user requirements, it will cease to be competitive with other channels for the purpose of precious coins and bullion.

If JMB fails to continuously improve its website (on all relevant platforms, including mobile), it may not attract or retain customers.

JMB must continually update its website (on all relevant platforms, including mobile) to improve and enhance its content, accessibility, convenience and ease of use. Failure to do so may create a perception that the websites of JMB’s competitors are easier to use and navigate or that they are better able to service customer needs for precious metal coins and bullion. If such a perception were to gain currency, traffic to JMB’s website and its revenues would suffer.

JMB’s search engine optimization strategies have provided it with an important competitive advantage but this may not continue.

 We believe that the internally developed search engine optimization (SEO) strategies of JMB provide its business with a competitive advantage in driving traffic to its sites over other e-commerce precious metal retailers and have been a significant factor in the growth of JMB. The challenges of efficient SEO programming are continually evolving, and other e-commerce retailers in the precious metal space are constantly working to improve their own SEO capabilities. If JMB does not continue to maintain its competitive edge in SEO technology, it could lose customers and market share to its competitors.

Certain of JMB’s websites publish data concerning the precious metal markets obtained from third parties, which could be inaccurate.

 JMB’s silverprice.org and goldprice.org publish data on precious metal and cryptocurrency pricing which is obtained from third parties. While we believe that the sources of the published data are reliable, the data is not independently verified by JMB or us. If the data that JMB receives and publishes were inaccurate, and were relied upon by consumers visiting these websites, JMB could be exposed to liability and may suffer damage to its reputation.

JMB expects to profit on precious metals acquired from its customers, but that might not be the case.

One of the services that JMB provides to its customers is its program of offering to repurchase precious coins and bullion owned by its customers. We believe that this program encourages the purchase of coins and bullion as an investment because it assures JMB’s customers that their investment in the products offered by JMB will be liquid and can be monetized if the customers have a need for cash. JMB offers to repurchase coins and bullion from its customers at prices designed to reflect current market valuations, but also allows JMB to profit on the resale of the products. There can be no assurance, however, that JMB will in fact be able to resell product that it repurchases at a price that will justify the cost of repurchase. In a declining market for precious metal products, JMB could be burdened with substantial amounts of repurchased inventory that it is unable to resell at an economic price, or at all. If JMB were to suspend or discontinue its offer to repurchase coin and bullion from its customers because of adverse market conditions, it could antagonize its customers and impair the perception among its customers that precious coin and bullion is a safe and attractive investment.

The Company’s  joint venture, Precious Metals Purchasing Partners, LLC, is subject to risks which may affect our ability to successfully operate the joint venture.

The Company owns 50% of Precious Metals Purchasing Partners, LLC, ("PMPP"), a joint venture which commenced operations in the first quarter of fiscal year 2020. PMPP purchases products primarily from end-user retail customers, which are then sold to the Company, related parties of the Company or third parties.

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

In addition, because PMPP engages in transactions with retail customers, it could be subject to risks and accusations similar to those discussed above with respect to the Company’s direct-to-consumer businesses.

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

Risk Related to our Regulatory Environment

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

CFC operates under a California Finance Lenders License issued by the California Department of Financial Protection and Innovation. CFC is required to submit a finance lender law annual report to the state which summarizes certain loan portfolio and financial information regarding CFC.  The Department of Financial Protection and Innovation may audit the books and records of CFC to determine whether CFC is in compliance with the terms of its lending license.  In addition, the Commodity Futures Trading Commission and other federal and state agencies may assert oversight over aspects of CFC's operations.

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

We use lead providers and marketing affiliates to assist us in obtaining new customers and, and if lead providers or marketing affiliates do not comply with an increasing number of applicable laws and regulations, or if our ability to use such lead providers or marketing affiliates is otherwise impaired, it could adversely affect our business.

We are dependent on third parties, referred to as lead providers (or lead generators) and marketing affiliates, as a source of new customers for our Direct-to-Consumer segment and new borrowers for our Secured Lending segment. Our marketing affiliates place our advertisements on their websites that direct potential customers to our websites. Generally, lead providers operate, and also work with their own marketing affiliates who operate separate websites to attract prospective customers and then sell those “leads” to online traders and lenders. As a result, the success of our business depends substantially on the willingness and ability of lead providers or marketing affiliates to provide us customer leads at acceptable prices.

If regulatory oversight of lead providers or marketing affiliates is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use lead providers or marketing affiliates could be restricted or eliminated. For example, the Consumer Financial Protection Bureau (“CFPB”) has indicated its intention to examine compliance with federal laws and regulations by lead providers and to scrutinize the flow of non-public, private borrower information between lead providers and lead buyers, such as us. Over the past few years, several states have taken actions that have caused us to discontinue the use of lead providers in those states. While these discontinuations did not have a material adverse effect on us, other states may propose or enact similar restrictions on lead providers and potentially on marketing affiliates in the future, and if other states adopt similar restrictions, our ability to use lead providers or marketing affiliates in those states would also be interrupted.

The failure by lead providers or marketing affiliates to comply with applicable laws or regulations, or any changes in laws or regulations applicable to lead providers or marketing affiliates or changes in the interpretation or implementation of such laws or regulations, could have an adverse effect on our business and could increase negative perceptions of our business and industry. Additionally, the use of lead providers and marketing affiliates could subject us to additional regulatory cost and expense. If our ability to use lead providers or marketing affiliates were to be impaired, our business, prospects, results of operations, financial condition and cash flows could be materially adversely affected.

Judicial decisions, CFPB rulemaking or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable.

 We include arbitration provisions in our loan and financing agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. Our arbitration agreements do not generally have any impact on regulatory enforcement proceedings. We take the position that the arbitration provisions in loan and financing agreements, including class action waivers, are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, our arbitration and class action waiver provisions could be unenforceable, which could subject us to additional litigation, including additional class action litigation.

In addition, the U.S. Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts and has enacted legislation with such a prohibition with respect to certain mortgage loan agreements and also certain consumer loan agreements to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directed the CFPB to study consumer arbitration and authorized the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. In July 2017, the CFPB issued a new rule on arbitration, which would have prohibited class action waivers in certain consumer financial services contracts. However, in November 2017, President Trump signed a joint resolution passed by Congress disapproving the rule under the Congressional Review Act. Because the rule was disapproved, it cannot be reissued in substantially the same form, and the CFPB cannot issue a substantially similar rule unless the new rule is specifically authorized by a law enacted after the date of the joint resolution disapproving the original rule.

Any judicial decisions, legislation or other rules or regulations that impair our ability to enter into and enforce consumer arbitration agreements and class action waivers will increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions, which would be costly and could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

Our advertising and marketing materials and disclosures have been and continue to be subject to regulatory scrutiny.

 In the jurisdictions where we operate, our advertising and marketing activities and disclosures are subject to regulation under various industry standards, borrower protection laws, and other applicable laws and regulations. Consistent with the lending industry as a whole, our advertising and marketing materials have come under increased scrutiny.

Going forward, there can be no guarantee that we will be able to advertise and market our business units in a manner we consider effective. Any inability to do so could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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

We are required to implement standalone policies and procedures to comply with the requirements of Section 404. During the course of our testing of our internal controls and procedures, we may identify deficiencies which we may not be able to remediate in time to comply with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are also important to the operation of our business. We may not be able to conclude on an on-going basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, then investors could lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, if we do not maintain effective internal controls, we may not be able to accurately report our financial information on a timely basis, which could harm the trading price of our common stock, impair our ability to raise additional capital, or jeopardize our continued listing on the NASDAQ Global Select Market or any other stock exchange on which common stock may be listed.

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

See Note 16 for information about two non-recurring special dividends declared by the Board of Directors in fiscal 2021.

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

Members of our board and management beneficially own approximately 35% of our outstanding common stock. Acting together in their capacity as shareholders, the board members and management could exert substantial influence over matters on which a shareholder vote is required, such as the approval of business combination transactions.  Also because of the size of their beneficial ownership, the board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on shareholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public shareholders to influence the affairs of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of March 31, 2021, no shares had been repurchased under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Exhibit Table Item No.	Description of Exhibit

10.1 *	Non-Employee Director Compensation Policy, dated April 20, 2021.

10.2 *	Stock Ownership Guidelines for Directors, effective April 29, 2021.

10.3 *	Form of Restricted Stock Units Agreement for Non-Employee Directors.

10.4 *	Form of Deferred Stock Units Agreement for Non-Employee Directors.

10.5 **

Stock Purchase Agreement, dated as of February 8, 2021, by and among A-Mark Precious Metals, Inc., the other stockholders of JM Bullion, Inc. signatory thereto, and Michael R. Wittmeyer, an individual, in his capacity as the Representative. Incorporated by reference to Exhibit 2.1 to the Report on Form 8-K filed on February 11, 2021.

10.6 **	Underwriting Agreement, dated as of March 4, 2021. Incorporated by reference to Exhibit 1.1 to the Report on Form 8-K filed on March 8, 2021.

10.7 **

Sixth Amendment to Amended and Restated Uncommitted Credit Agreement and Amendment to Security Agreement, dated March 26, 2021.  Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on March 30, 2021.

31.1 *	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Calculation Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.
Date:	May 13, 2021	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	May 13, 2021	By:	/s/ Kathleen Simpson-Taylor
			Name:	Kathleen Simpson-Taylor
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	May 13, 2021
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	May 13, 2021
Kathleen Simpson-Taylor	(Principal Financial Officer)