Form 10-K
period 2021-06-30
A-Mark Precious Metals, Inc.
filed 2021-09-13
CIK 1591588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on December 31, 2020, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $124,199,762. Shares of common stock known to be owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

As of September 3, 2021, the registrant had 11,291,247 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2021

PART I — FINANCIAL INFORMATION

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

A-Mark, also referred to (together with its subsidiaries) as "we", "us" and the "Company", is a fully integrated precious metals platform that offers an array of gold, silver, platinum, palladium, and copper bullion, numismatic coins, and related products to wholesale and retail customers via a portfolio of channels. The Company conducts its operations through three complementary segments: Wholesale Sales & Ancillary Services, Secured Lending, and Direct-to-Consumer. The Company’s global customer base spans sovereign and private mints, manufacturers and fabricators, refiners, dealers, financial institutions, industrial users, investors, collectors, and e-commerce and other retail customers.

Specifically, A-Mark:

•	operates as a wholesaler of gold, silver, platinum, and palladium bullion and related products, including bars, wafers, grain, and coins;
•	distributes gold and silver coins and bars from sovereign and private mints;
•	sells to and purchases from the retail community;
•	provides financing and other services relating to the purchase and sale of bullion and numismatics;
•	offers secure storage for precious metal products;
•	provides our customers a platform of turn-key logistics services; and
•	provides a variety of custom fabricated gold and silver bullion and other specialty products through sovereign and private mint suppliers and its mint operations.

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

A-Mark believes its businesses largely function independently of the price movement of the underlying commodities. However, factors such as global economic activity or uncertainty, including as a consequence of the current COVID-19 pandemic, and inflationary trends, which affect market volatility, have the potential to impact demand, volumes, and margins.

History

A-Mark was founded in 1965 and has grown into a significant participant in the bullion and coin market. A-Mark became a wholly-owned subsidiary of Spectrum Group International, Inc. ("SGI") in 2005.  In March 2014, SGI distributed all of the shares of common stock of A-Mark to its stockholders, effecting a spinoff of A-Mark from SGI. As a result of this distribution, the Company became a publicly traded company independent from SGI.

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

In 2005, the Company launched Collateral Finance Corporation ("CFC"), a wholly-owned subsidiary, for the purpose of making secured loans primarily collateralized by bullion and numismatic material. Since then, CFC has expanded the value of its aggregate loan portfolio and number of its customers.  CFC has achieved its growth through both loan origination and acquisitions of loan portfolios from wholesale customers of A-Mark.

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

In August 2016, the Company formed a joint venture, AM&ST Associates, LLC. ("AMST"), with SilverTowne, L.P., an Indiana-based fabricator of silver bullion products, for the purpose of acquiring and operating SilverTowne, L.P.'s minting business unit ("SilverTowne Mint" or the "Mint"). Since the formation of AMST, the Company has invested in minting equipment and fabrication tools to expand output capabilities, increase production efficiencies and improve product quality, and has leveraged the Mint’s fabrication capabilities and coin die portfolio to expand our custom coin programs, as well as to introduce new custom products for individual customers.  Effective April 1, 2021, the Company purchased the 31% interest in AMST previously held by the joint venture partner and now owns 100% of AMST.

In August 2017, the Company acquired substantially all of the assets of Goldline, LLC, a direct retailer of precious metals to the investor community, and now conducts those operations through its subsidiary Goldline, Inc. ("Goldline"). Goldline LLC was formed in 1960 and became well-known to collectors and investors for its world-wide distribution of gold, silver, and platinum bullion coins and bars, in part, due to its television, radio, and internet marketing and customer service outreach. Since our acquisition, Goldline has expanded its product offerings and improved its delivery times.

In September 2018, the Company formed AM Capital Funding, LLC. (“AMCF”), a wholly owned subsidiary of CFC, for the purpose of issuing and administering privately placed notes, which are collateralized by secured loans (contributed from CFC) and bullion product (purchased from A-Mark).  The notes are Secured Senior Term Notes (collectively, the "Notes"): Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023.

In August 2019, Goldline entered into a joint venture agreement with one of the Company's related parties to form Precious Metals Purchasing Partners, LLC ("PMPP"), a 50% owned subsidiary, primarily for the purpose of purchasing precious metals from the partners' retail customers for resale back into the marketplace.  PMPP commenced operations in fiscal 2020.

In 2014, the Company made an initial equity investment in JM Bullion, Inc. (“JMB”), and in October 2016, we made an additional investment in JMB, increasing our equity interest to approximately 20.5%. On March 19, 2021, the Company acquired the 79.5% interest in JMB that we did not previously own.  JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its own websites and marketplaces. JMB owns and operates three separately branded websites targeting specific segments within the precious metals market, including JMBullion.com, ProvidentMetals.com, and Silver.com, and two websites, GoldPrice.org and SilverPrice.org that publish data on precious metal and cryptocurrency pricing and generate leads for its other websites. JMB had approximately 1.5 million total customers as of June 30, 2021, and approximately 159,000 active customers for year ended June 30, 2021. JMB also repurchases precious metal products from customers.  JMB has four wholly-owned subsidiaries, each of which is a Delaware corporation:  Gold Price Group, Inc., Silver.com, Inc., Goldline Metal Buying Corp, and Provident Metals Corp.

In the fourth quarter of fiscal 2021, CFC Alternative Investments, LLC, a newly-created wholly-owned subsidiary of CFC, formed a joint venture with a third party known as Collectible Card Partners, LLC, which was established for the purpose of making commercial loans collateralized by graded sports cards and sports memorabilia.

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

•	the ability to cost effectively acquire and retain new retail customers, with over 159,000 active customers on the JMB platform and approximately 9,000 active Goldline customers;
•	the ability to offer secured financing to customers;
•	secure storage and turn-key logistic services for precious metals products;
•	long-standing relationships with the United States Mint and other sovereign mints, including a working relationship with the United States Mint of over 35 years;
•	access to primary market makers, suppliers and refiners that, along with government mints, provide a dependable supply of precious metals and precious metal products;
•	minting operations which produce bullion and custom coins, allowing for a ready response to changing market demands;
•	the ability to design and fabricate proprietary silver products for customers;

•	the largest precious metals dealer network in North America;
•	depository relationships in major financial centers around the world;
•	experienced traders who also effectively manage A-Mark's exposure to commodity price risk; and
•	a strong management team, with over 100 years of collective industry experience.

As part of our growth strategy, we are focused on:

•

Continuing to grow our direct-to-consumer brands—We fully own six unique direct-to-consumer brands and have minority ownership interests in two additional direct-to-consumer brands. Each of these brands has a differentiated market positioning and target customer demographic, which allows us to tailor our merchandising, pricing, and advertising strategies to maximize the growth and profitability of each brand. We plan to continue to invest in the Direct-to-Consumer segment, to facilitate both the acquisition of new customers and the retention of our existing customers.

•

Cross-selling existing A-Mark products and services to JMB customers—As of June 30, 2021, JMB had over 1.5 million total customers and 159,000 active customers. We believe there is a significant opportunity to offer new products and services provided by A-Mark to this customer base, including new, proprietary minted precious metals products, secure storage and logistics, and product repurchases.

•

Leveraging our minting capabilities to sell additional proprietary products—We have long-standing relationships with the United States Mint and other major international sovereign mints. We also have ownership interests in two private mints with our wholly-owned subsidiary SilverTowne, and with our noncontrolling equity method investment. Although we already leverage our relationships with these mints to offer proprietary products to our wholesale and direct-to-consumer customers, the acquisition of JMB provides us with a significantly larger direct-to-consumer customer base, allowing us to increase the number of proprietary products we design, source, and ultimately sell.

•

Expanding our global footprint—We currently serve customers on five continents. Although the significant majority of our current sales are to customers located in the United States, we believe there is a meaningful opportunity to expand our capabilities in order to offer additional products and services to customers in Canada, Europe, and Asia.

•

Leveraging technology to deliver new products and increased services to customers—We are dedicating significant time and resources to enhance our technology platform and capabilities across all aspects of our business and believe the addition of the technology team of JMB will help enhance these efforts. We intend to develop new digital products that will allow customers to more easily buy, sell, and arrange for storage of physical metal products through a mobile interface. We also intend to continue to improve our customer interfaces to allow more seamless order processing, better cross-selling of products and services across our business units and to increase our new customer targeting and acquisition strategies.

•

Pursuing strategic investments and acquisitions—Since our initial investment in JMB in 2014, we have acquired Goldline, made minority investments in two additional direct-to-consumer precious metals retailers, acquired the entire equity interest in SilverTowne Mint and a noncontrolling interest in a private mint. We intend to continue to evaluate new investment and acquisition opportunities that allow us to broaden our product offerings, allow us to better serve our existing customer base, enter new geographic regions and target new customer demographics.

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services (formerly known as Wholesale Trading & Ancillary Services), (ii) Direct-to-Consumer (formerly known as Direct Sales), and (iii) Secured Lending.  Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification (“ASC”). (See Note 18 to the Company’s consolidated financial statements.)

The Wholesale Sales & Ancillary Services and Direct-to-Consumer segment name changes had no impact on the Company's historical financial position, results of operations, cash flow or segment level results previously reported.

Wholesale Sales & Ancillary Services

A-Mark operates through several business units that comprise the Wholesale Sales & Ancillary Services segment, including Industrial, Coin and Bar, Trading and Finance, Storage, Logistics, and Mint.

Industrial. Our Industrial unit sells gold, silver, platinum, and palladium to industrial and commercial users. Customers include coin fabricators such as mints and industrial manufacturers, encompassing electronics and component parts companies and refiners. Depending on the intended usage, the metals are either investment or industrial grade and are generally in the form of bars or grains.

Coin and Bar. Our Coin and Bar unit deals in over 1,000 different products, including gold and silver coins from around the world and gold, silver, platinum and palladium bars and ingots in a variety of weights, shapes, and sizes. Our customers include coin and bullion dealers, banks and other financial institutions, commodity brokerage houses, manufacturers, investors, investment advisors, and collectors who qualify as “eligible commercial entities” and “eligible contract participants,” as those terms are defined in the Commodity Exchange Act.

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

Our distribution and purchase agreements with the mints are non-exclusive and may be terminated by the mints at any time, although in practice our relationship with the mints are long-standing, in some cases, as with the United States Mint, extending back for over 35 years. In some cases, we have developed exclusive products with sovereign and private mints for distribution through our dealer network.

In our Industrial and Coin and Bar units, orders are taken telephonically and on an electronic trading platform that can be accessed by qualified wholesale customers at www.amark.com. Pricing is generally based on screen quotes for bullion transactions in the spot market, with two-day settlement, although special pricing and extended settlement terms are also available. Almost all customers in these units take physical delivery of the precious metal. Product is shipped upon receipt of payment, except where the purchase is financed under credit arrangements between A-Mark and the customer. We have relationships with precious metal depositories around the world to facilitate shipment of product from our inventory to these customers, in many cases for next day delivery. Product may either be shipped to the customer's location or delivered to a depository or other storage facility designated by the customer. The Company also periodically loans metals to customers on a short-term consignment basis and may charge interest fees based on the value of the metals loaned.

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

Storage. Our Transcontinental Depository Services, LLC  ("TDS") subsidiary provides storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors and collectors worldwide. TDS contracts on behalf of our clients with independent secure storage facilities in the United States, Canada, Europe, Singapore and Hong Kong, for either fully segregated or allocated storage. We assist our clients in developing appropriate storage options for their particular requirements, and we manage the operational aspects of the storage with the third party facilities on our clients' behalf.  TDS’s marketing efforts are conducted both in partnership with A-Mark and independently, including through its dedicated website www.tdsvaults.com.

Logistics. Our A-M Global Logistics, LLC ("Logistics") subsidiary, located in Las Vegas, Nevada, supports our Wholesale Sales business by providing a significant amount of the secured storage and shipping and delivery services that had historically been outsourced to third-party depositories in their various locations. By consolidating those operations into one central location under our control, we have reduced our dependence on third-party service providers while enhancing quality control and reducing operating costs.  Logistics also provides turn-key logistics services to our customers engaged in the retail business. We provide these customers inventory handling, packaging, storage, and drop-shipping services.

AMTAG. Our A-Mark Trading AG ("AMTAG") subsidiary promotes the Company's products and services to international markets.

Mint.  Through its AMST subsidiary, the Company now owns the entire minting operations of the SilverTowne Mint (or the "Mint"), providing greater product selection to our customers and greater pricing stability within the supply chain, as well as increased access to fabricated silver products during volatile market environments. A-Mark has leveraged SilverTowne Mint’s fabrication capabilities and coin-die portfolio to expand its custom coin programs, as well as to introduce new custom products for individual customers.

Although the Company and JMB are the Mint’s primary customers, the Mint also markets its products at www.silvertowne.com.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”).  The Company’s Direct-to-Consumer segment expands the Company’s distribution capabilities with a retail distribution channel and diversifies the products and services offered to the Company’s retail customers by providing them access to the Company’s wider assortment of precious metal coins and bars, as well as TDS’s storage and asset protection services.

JM Bullion

JMB, which became a wholly-owned subsidiary of the Company in March 2021, is a leading internet retailer of precious metal products that it sells through its proprietary websites.

Products.  JMB’s products consist primarily of coins, rounds, and bars. Coins are minted by a sovereign government, are legal currency and have a face value, although the face value is typically less than the value of their precious metal content.  Rounds are coin-like objects with thematic designs minted by private mints, have no face value and are not legal currency, and their value is solely based upon their precious metal content.  Bars are ingot-shaped precious metal objects that are usually produced by private mints.  Like rounds, bars have no face value, are not legal currency and are valued based on their precious metal content.  Coins, rounds and bars are made from silver, gold, platinum, or palladium and in some cases copper. JMB occasionally sells jewelry products fashioned around coins or rounds as well.

Typically, JMB offers approximately 2,000 different products, measured by stock keeping units or SKUs, on its websites. This number can vary over time, particularly when demand is high and certain SKUs may be out of stock.  As a service to its customers, JMB makes available for sale on its websites protective accessories for precious metal products, including acrylic coin holders and capsules, coin tubes and silver bar tubes.

Websites.  JMB operates five websites: JMBullion.com, ProvidentMetals.com, Silver.com, SilverPrice.org and GoldPrice.org. JMBullion.com is the original website of JMB. ProvidentMetals.com was purchased by JMB as an operational website in 2019, while JMB purchased the domain name Silver.com in 2013. SilverPrice.org and GoldPrice.org are primarily precious metals price checking websites, and these were purchased by JMB in 2017.

Customers may order product on each of the JMBullion.com, ProvidentMetals.com and Silver.com websites. While each of these sites appeals to a different customer clientele and may from time to time have slightly different product offerings, all orders are processed in the same manner. Customers may place their orders online, or they may use the toll-free telephone number available on the websites to order through a customer representative.  The SilverPrice.org and GoldPrice.org websites provide real time price information on silver, gold, and cryptocurrencies. Although customers cannot order product on these websites, the websites direct visitors to JMBullion.com for placing orders.

JMB utilizes an internally developed search engine optimization, or SEO, strategy to drive traffic to its websites, particularly to JMBullion.com. JMB also pays for placement on the major search engines, including Google, Bing, Apple, and Yahoo!, employing internally developed strategies to reach a targeted audience and to optimize the cost effectiveness of paid for searches.

Buyback Program.  JMB also offers to repurchase precious metal products through its websites. With its buyback program, JMB provides collectors of precious metal products with a means to dispose of their holdings at transparent and competitive prices. Generally, JMB will indicate on its websites the products that it is interested in repurchasing, and a collector seeking to sell such products may arrange the sale online. Alternatively, the collector may call a customer representative using the toll-free number on the website and arrange a sale by telephone.

The buyback program is a source of inventory for JMB, which is able to acquire product for resale at a discount to dealer prices.

Logistics.  Historically, the Company has provided logistics services to JMB.  With the recent opening of JMB’s distribution facility in Dallas, Texas, the backend logistics for the buyback program has been relocated to Dallas. The Company may consider migrating other logistics functions to the Dallas facility.

Goldline

Goldline, acquired by the Company in August 2017, is a direct retailer of precious metals to the investor community. Goldline markets its precious metal products on television, radio, and the internet, as well as through customer service outreach, particularly to Goldline’s repeat customers. Online orders are taken on an electronic trading platform that can be accessed by qualified retail customers at www.goldline.com.

Goldline customers are required to open an account with Goldline and enter into an account agreement.  The agreement specifies the terms and conditions of purchase and explains the availability of certain programs and services offered by Goldline to its customers.

Products: Goldline offers a variety of products from gold, silver and platinum bullion in the form of bars and coins as well as rare coins.  Many of Goldline’s coins and bars are also IRA eligible.

Buyback Purchases.  Precious Metals Purchasing Partners, LLC ("PMPP") is a joint venture with one of the Company's related parties, in which Goldline owns a 50% interest.  Through PMPP, Goldline acquires precious metals from retail customers  in order to diversify its supply chain of product offerings and prices for its affiliates.

Intellectual Property.   AM IP Assets, LLC ("AMIP"), a wholly owned subsidiary of Goldline, manages certain intellectual property of Goldline, including customer lists and a sales lead data base.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, CFC, which in turn owns AMCF.  CFC and AMCF have been operating since fiscal years 2005 and 2019, respectively.  CFC Alternative Investments, LLC (“CAI”), a newly-formed subsidiary of CFC, is a party to a joint venture known as Collectible Card Partners, LLC (“CCP”), which was formed for the purpose of making commercial loans collateralized by graded sports cards and sports memorabilia. CCP had no operations in fiscal 2021.

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2021, the aggregate balance of CFC's secured loans was approximately $113.0 million. The balance is comprised of approximately 65.4% of loans acquired from third-parties and approximately 34.6% of loans originated by CFC.

AMCF is a special purpose entity whose sole activity consists of operating, owning, and financing precious metal inventory through the issuance of notes (the “AMCF Notes”). AMCF Notes are primarily payable from, and secured by, (i) precious metals obtained by AMCF, (ii) a portfolio of loans collateralized by precious metals, which loans were originated by either CFC or acquired by CFC from third parties and conveyed by CFC to AMCF, and (iii) cash. The indenture governing the AMCF Notes requires AMCF to maintain a specified level of collateral. The indenture also provides that AMCF’s assets are not to be commingled with those of CFC or A-Mark (or any affiliate) and that AMCF is to maintain separate books and records.

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

Financing Activity. CFC has historically financed its loan origination and acquisition activity primarily through A-Mark's demand line of credit with a syndicate of several financial institutions. The AMCF Notes, which were issued by AMCF in September 2018, have provided an additional source of funding for CFC's loan originations and acquisitions of loan portfolios from third parties.

Liquidity

Our business depends substantially on our ability to obtain financing for our operations.  Sources of cash generated from operating activities include receipts upon the sales of precious metals, and cash collected from interest payments on secured loans.

Sources of cash provided by financing activities are our uncommitted line of credit, fixed interest rate notes, and other structured financing products.  The Company’s line of credit provides it with the liquidity to buy and sell billions of dollars of precious metals annually, and is used to fund a substantial portion of the operations of the Company.  As of June 30, 2021, A-Mark's uncommitted line of credit provided access up to $270.0 million, featuring a $220.0 million base with a $50.0 million accordion option. Effective July 16, 2021, the Company’s line of credit was increased to provide for a $330 million credit facility, consisting of a $280 million base and a $50 million accordion feature.  The maturity date of the credit facility is March 25, 2022.

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

Material Resources

We maintain a substantial inventory of bullion and coins in order to provide our customers with selection and prompt delivery. We acquire product for our inventory in the course of our trading activities with our customers, directly from government and private mints, mines, and refiners, and from commodities brokers and dealers, privately and in transactions on established commodity exchanges.

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

JMB markets its products over the internet through its proprietary websites, using an internally developed search optimization strategy and paid placements with major search engines. Goldline reaches its retail customer base on television, radio, and the internet, as well as through customer service outreach.

Consistent with the marketing strategy for our wholesale customers, we market our secured loan products and services to customers primarily through our dealer network and by participating in trade shows and conventions.

Operational Support

The Wholesale Sales & Ancillary Services segment maintains administrative and operational support related to its trading, hedging, and finance product operations at its headquarters in El Segundo, California. We believe that our existing administrative and operational support infrastructure has the capacity to scale up with our business activities. We store our inventories of bullion and numismatics at third party depositories in major financial centers around the world and at our secured facility in Las Vegas, Nevada.

The Direct-to-Consumer segment maintains administrative and operational support at its office in Dallas, Texas and Los Angeles, California, for originating and processing its retail orders.  The Company's Trading, Finance, and Logistics business units provide supporting services such as hedging and order fulfillment.

The Secured Lending segment maintains administrative support at its headquarters in El Segundo, California for the processing of its originated loans, including billing, managing margin calls, and tracking of precious metal collateral.  For the processing and administration of loans that are acquired from a third party (usually a customer of A-Mark), customer invoices are typically processed by the originating dealer of the loan portfolio through a fee-based servicing arrangement. Collateral custody and security is managed by our Logistics business unit.  Additionally, A-Mark provides funds to CFC to purchase additional bullion and numismatic secured loans.

Customer Concentrations

For the year ended June 30, 2021, the Company had one customer comprising more than 10% of our revenues. (See Note 17 to the Company’s consolidated financial statements.)  The Company's largest customers generally have significant forward contract sales activity (as opposed to those customers with whom we principally have physical trading activity), which are entered into in order to hedge the Company's commodity holding risks, and not for speculative purposes.

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

Our Direct-to-Consumer segment competes with numerous online and other retailers of direct-to-consumer precious metal products. The principal competitors of JMB include APMEX, SD Bullion and Bullion Exchanges. Competition is based primarily on price and customer service, including the ability to offer same day shipping. To a lesser extent, competition is also based on product availability, although all major ecommerce retailers will typically stock the products that are most in demand.

Our Secured Lending segment's market is believed to have limited direct competition. We believe factors, including access to capital, secure storage facilities, bullion and numismatic expertise, and other related services and offerings, provide us a competitive advantage in that marketplace.

Seasonality and Other Factors Influencing Demand

Our business is generally not seasonal, although demand in the retail market tends to be lower in the summer months.  On the other hand, we believe our business is directly impacted by the perception of market trends and global economic activity. Historically, higher levels of demand for precious metals are brought on during periods of macroeconomic uncertainty.  Typically, factors that impact such uncertainty and correlate with a higher level of demand for precious metals include volatility in the equity markets, increases in rates of inflation, and devaluation of the U.S. dollar.  The COVID pandemic has spurred an unprecedented demand for precious metal products, in both our wholesale and retail operations, which may not continue.

Compliance with Government Regulations

We are subject to a variety of domestic and foreign laws that relate particularly to our business.  Because of the nature and value of the precious metal products in which deal, we must be careful to assure compliance with the Foreign Corrupt Practices Act and a variety of anti-money laundering and know-your-customer rules in response to the USA Patriot Act, and similar foreign statutory regimes.

By reason of our direct-to-consumer business in particular, we collect personal data and are subject to European General Data Protection Regulation, the California Consumer Privacy Act of 2018 and similar domestic and foreign statutes that address the collection, use and monitoring of such data.  We continue to devote substantial resources to comply with these laws and regulations.

Our CFC financing subsidiary operates under a California Finance Lenders License issued by the California Department of Financial Protection and Innovation. CFC is required to submit a finance lender law annual report to the state which summarizes certain loan portfolio and financial information regarding CFC, which are subject to audit.

Although we do not believe that our activities fall within the jurisdiction of the Commodity Futures Trading Commission, we have been subject to investigation by this agency, which may in the future seek to assert control over certain of our activities.

Human Capital

The efforts and expertise of our team members are critical to our success. We are devoted to the attraction, development, and retention of our employees, which enable us to deliver a high level of service to our customers.  Because we have a small number of employees, and certain of our subsidiaries are geographically dispersed as a result of various acquisitions as well as from internal growth, our focus is on maintaining a relationship-based and collaborative work environment within each of our geographical locations.  For the most part, these operating businesses are authorized to establish specific policies and practices concerning the attraction and retention of person in their organizations, addressing, among other things: maintaining a safe work environment for employees, customers and other business partners, offering competitive compensation and benefits to employees, and hiring practices intended to identify qualified candidates and promote diversity and inclusion in the workforce.

At the same time, we recognize the importance of “Tone at the Top”, and we have adopted company-wide corporate governance policies and procedures which emphasize accountability, transparency, fairness, and responsibility. A-Mark’s senior management is responsible for establishing and monitoring A-Mark’s corporate governance practices, including monitoring governance efforts at each location, and participating in the resolution of governance-related issues as needed. A-Mark’s Code of Business Conduct and Ethics emphasizes, among other things, the commitment to ethics and compliance with the law and provides basic standards for ethical and legal behavior of all its employees.

As of June 30, 2021, the Company had 351 employees, with 349 located in North America, and two located in Europe; all except eight of these employees were considered full-time employees.  Our overall employee retention rate for the year ended June 30, 2021 (including JMB) was 24 percent; excluding the Mint and Logistics operations, which hire largely in response to fluctuating business demands, our retention rate was 76 percent.  For the companies we have owned for more than five years, the percentage of employees who have more than five years of service was 22 percent.  For the companies we have owned and operated for less than five years, the percentage of employees who have continued their employment since the respective acquisition dates was 50 percent.

A-Mark is committed to supporting our employees’ financial, mental, and physical well-being.  Across our various companies, we offer competitive pay and benefits, including annual short-term incentive awards and long-term equity awards, an employee savings 401(k) plan and company matching contributions, health insurance, disability insurance, life insurance, health savings and flexible spending accounts, wellness incentives, paid time off, family leave, parental leave, and employee assistance programs.

The Company has taken steps to support and protect its employees during the COVID-19 pandemic, including by implementing health and safety protocols and providing additional benefits.  As of June 30, 2021, many of our employees continue to work remotely under a hybrid work-from-home/work-at-the-office model. For those employees who continue to work at our facilities, we follow state and local guidelines regarding masks and have configured our various working environments to allow for social distancing to the extent feasible.

A-Mark provides equal employment opportunities to all qualified individuals without regard to race, color, religion, sex, gender identity, sexual orientation, pregnancy, age, national origin, physical or mental disability, military or veteran status, genetic information, or any other protected classification. Equal employment opportunity includes, but is not limited to, hiring, training, promotion, demotion, transfer, leaves of absence, and termination. The diversity of our workforce is essential, and we are committed to diversity and inclusion throughout the Company to ensure a wide range of experiences, perspectives, and skills to provide better solutions, drive innovation and creativity, and enhance decision making. As of June 30, 2021, approximately 40 percent of our employees identified as female, and 42 percent of our employees were made up of underrepresented minorities.

Corporate Information

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

Geographic Information

See Note 18   to the Company’s consolidated financial statements for information about Company's geographic operations.

ITEM 1A. RISK FACTORS

Risks Relating to our Operations

Our business is heavily dependent on our credit facility.

Our business depends substantially on our ability to obtain financing for our operations. The Trading Credit Facility (as further described and defined below) provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility is an uncommitted demand facility provided by a syndicate of financial institutions (the “Trading Credit Lenders”) and is currently scheduled to mature on March 25, 2022.  A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes.  Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance its lending activities.

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

We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility.  Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus 2.50%. The LIBOR was approximately 0.10% as of June 30, 2021.  The Trading Credit Facility agreement contains provisions to accommodate the replacement of the existing LIBOR-based rate with a successor Secured Overnight Financing Rate (“SOFR”) based rate upon a triggering event.

For risks related to the transition away from LIBOR, see “General Risk Factors—Uncertainty about the future of LIBOR may adversely affect our business,” below.

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
•

our ability to sell collateral upon customer defaults for amounts sufficient to offset credit losses, which can be affected by a number of factors outside of our control, including (i) changes in economic conditions, including as a consequence of the COVID-19 pandemic, (ii) increases in market rates of interest and (iii) changes in the condition or value of the collateral; and

•	the reserves we establish for loan losses, which may prove inadequate.

Liquidity constraints may limit our ability to grow our business.

We will require adequate sources of liquidity to fund both our existing business and our strategy for expansion, evidenced most recently by our acquisition of JMB.  Currently, our main sources of liquidity are the cash that we generate from operations, our borrowing availability under the Trading Credit Facility, and the proceeds from our securitization transaction through AMCF. There can be no assurance that these sources will be adequate to support the growth that we are hoping to achieve or that additional sources of financing for this purpose, in the form of additional debt or equity financing, will be available to us, on satisfactory terms or at all.  Also, the Trading Credit Facility contains, and any future debt financing is likely to contain, various financial and other restrictive covenants. The need to comply with these covenants may limit our ability to implement our growth initiatives.

We are dependent on our key management personnel and our trading experts.

Our strategic vision and performance is dependent on Greg Roberts, our Chief Executive Officer, other members of our senior management and certain other key employees. We have employment agreements with Mr. Roberts and Brian Aquilino, our Chief Operating Officer, which both expire on June 30, 2023, and with Thor Gjerdrum, our President, which expires on June 30, 2022.  The continuing integration of JMB with our other businesses relies in part on the knowledge and experience of Michael Wittmeyer, the Chief Executive Officer of JMB.  We recently entered into an employment agreement with Mr. Wittmeyer which terminates on June 30, 2024.

These and other employees have expertise in the trading markets, e-commerce operations and digital marketing; have industry-wide reputations; and perform critical functions for our business.  We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees.  Also, there is significant competition for skilled precious metals traders and other industry professionals.  The loss of our current key officers and employees, without the ability to replace them, would have a materially adverse effect on our business.

We rely extensively on computer systems to execute trades and process transactions, and we could suffer substantial damages if the operation of these systems were interrupted.

We rely on our computer and communications hardware and software systems to execute a large volume of trading transactions each year.  With the acquisition of JMB, whose sales are conducted exclusively through the internet, our dependence on computer and communications technology has further increased.  It is therefore critical that we maintain uninterrupted operation of these systems, and we have invested considerable resources to protect our systems from physical compromise and security breaches and to maintain backup and redundancy. Nevertheless, our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our ability to provide quotations or trading services in the interim, and we may face costly litigation.

Risks Related to World Events

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

Our business could also be adversely affected by the continuing COVID-19 pandemic.

The COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. While there have been positive effects of the market reaction to the outbreak on our business, as precious metals prices have experienced increased volatility resulting in enhanced pricing spreads and improved profitability, we do not know how long these effects will continue and cannot predict their future magnitude.  The continued disruption in the financial markets could have adverse effects on our businesses in the future, including with respect to the following:

•

We maintain facilities for our clients’ and our own precious metal and numismatic inventories, where we receive and store these products and from which we make shipments for physical settlement in our trading activity.  We have implemented procedures at these facilities to ensure social distancing and minimize the risk of infected personnel.  Nonetheless, there can be no assurance that we will not experience an outbreak of infection at these facilities, which could necessitate their closure or the curtailment of their activity.

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

•

We require a regular supply of newly minted coins and other numismatics in the conduct of our coin and bar and retail businesses.  We conduct the AMST joint venture, which supplies a portion of our requirements for silver products.  We are also dependent on the production of gold and silver mints around the world for the supply of the majority of our product requirements.  A number of mints, and refineries that supply gold and silver for the mints, reduced the capacity of their operations during the COVID-19 crisis, and as a result we have experienced periods when precious metals products were unavailable to us.  The uncertainty regarding the availability of coin and other products could make it difficult for us to commit to future delivery, could make it more difficult for us to forecast and plan for our coin and bar operations and could otherwise adversely impact this aspect of our business.

•

We rely on specialized, armored vehicles provided by third party commercial services to transport precious metals and numismatics to and from our customers and from the mints and our other suppliers.  If these vehicles were deemed essential to other customers in the current crisis, such that we were unable to obtain adequate use of the vehicles, our ability to make physical settlement of our trading activity, to provide storage services to our customers, and to obtain necessary inventory would be curtailed and could be suspended entirely.

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

Risks Related to our Wholesale Sales & Ancillary Services Segment

Our business is dependent on a concentrated customer base.

One of A-Mark's key assets is the customer base of its Wholesale Sales & Ancillary Services segment. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals.  If our relationships with these customers deteriorated, or if we were to lose these customers, our business would be materially adversely affected.

The loss of a government purchaser/distributorship arrangement could materially adversely affect our business.

A-Mark’s business is heavily dependent on its purchaser/distributorship arrangements with various governmental mints. Our ability to offer numismatic coins and bars to our customers on a competitive basis is based on the ability to purchase products directly from a government source. The arrangements with the governmental mints may be discontinued by them at any time. The loss of an authorized purchaser/distributor relationship, including with the U.S. Mint, could have a material adverse effect on our business.

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

Stack’s-Bowers Numismatics, LLC ("Stack's Bowers"), which is primarily engaged in the business of auctions of high-value and rare coins and in coin retailing, is a wholly-owned subsidiary of SGI, our former parent and a related party.  We have engaged in the past, and continue to engage, in transactions with Stack’s Bowers, some of which are presently on-going.  These transactions include secured lending transactions in which Stack’s Bowers is the borrower, and other transactions involving the purchase and sale of rare coins, including with JMB. SGI and the Company have a common chief executive officer, and the chief executive officer and the general counsel of the Company are board members of SGI.  In addition, a majority of the board of directors of the Company has retained an ownership interest in SGI that in the aggregate represents a controlling interest in SGI.   All transactions between the Company and

Stack’s Bowers are approved by our Audit Committee, and we believe that all such transactions are on terms no less favorable to the Company than would be obtained from an unaffiliated third party.  Nonetheless, these transactions could be perceived as being conflicted.

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

Through our JMB and Goldline subsidiaries, the Company sells precious metals and numismatics directly to the retail investor community.  JMB markets its products over the internet.  Goldline markets its precious metal products on television, radio, and over the internet, and through customer service outreach.  Prior to its acquisition by the Company, Goldline had been accused of improper sales practices, and was the subject of a state enforcement action that was subsequently settled.  Other retailers of precious metal products have similarly been the subject of accusations regarding their sales practices, including claims of misrepresentation, excessive product markups, pressured sales tactics and product switching.  The Company believes that the sales practices of its Goldline subsidiary conform to applicable legal and ethical standards, and that there is no material basis for claims against Goldline in this regard.  Nevertheless, given the nature of the retail precious metals business, the possibility that investors in precious metals may lose a substantial portion of their investment as a result of adverse market trends and the vulnerability of certain retail precious metal investors to economic loss, there can be no assurance that claims will not be made regarding business practices of Goldline or JMB or that, if made, such claims will not attract the attention of governmental and private sector consumer advocates.  Were this to occur, the Company could suffer adverse publicity, be subject to governmental enforcements actions or be forced to modify the sales and marketing practices of its direct-to-consumer business.

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

JMB’s search engine optimization strategies have provided it with an important competitive advantage, but this may not continue.

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

CFC has entered into a securitization financing whereby it has transferred, and may continue from time to time to transfer, to its subsidiary AMCF loans secured by precious metal coins or bullion. AMCF has issued 4.98% Class A Notes due 2023 and 5.98% Class B Notes due 2023 which are secured by these loans and related assets.  While the notes are non-recourse to the Company or CFC, CFC is required to provide certain warranties concerning the loans and the security interest in the metals collateral securing the loans.  In the event the warranties made with respect to any loan are breached and the breach materially and adversely affects the interests of the noteholders, CFC is required to either cure the breach or repurchase the loan within specified a timeframe.  If CFC were to default on its repurchase obligations, this could materially adversely affect the business of CFC, and could adversely affect the Company’s future ability to access the credit markets.

CFC and the Company have exposure to the performance of AM Capital Funding.

Regulation RR of the SEC requires the sponsor of an asset-backed securitization transaction, or certain of its affiliates, to retain an economic interest in the transaction.  In compliance with this rule, CFC retained the equity interest in AMCF, and the Company currently holds $5.0 million of Class B Notes, which are subordinated to the Class A Notes.  In addition, CFC and the Company may, from time to time, also contribute cash or sell precious metals to AMCF in exchange for subordinated, deferred payment obligations from AMCF.  If the performance of AMCF were to suffer such that AMCF were unable to service its notes, CFC and the Company could lose part or all of their investments in AMCF.

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

Risk Related to our Regulatory Environment

We are subject to laws and regulations.

There are various federal, state, local and foreign laws, ordinances and regulations that affect our trading business.  For example, because of the nature and value of the products in which deal, we are required to comply with the Foreign Corrupt Practices Act and a variety of anti-money laundering and know-your-customer rules in response to the USA Patriot Act.

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

CFC operates under a California Finance Lenders License issued by the California Department of Financial Protection and Innovation. CFC is required to submit a finance lender law annual report to the state which summarizes certain loan portfolio and financial information regarding CFC.  The Department of Financial Protection and Innovation may audit the books and records of CFC to determine whether CFC is in compliance with the terms of its lending license.  In addition, although we do not believe that our activities fall within the jurisdiction of the Commodity Futures Trading Commission, we have been subject to investigation by this agency, which may in the future, along with other federal and state agencies, seek to assert oversight over aspects of CFC's operations.

There can be no assurance that the regulation of our trading and lending businesses will not increase or that compliance with the applicable regulations will not become more costly or require us to modify our business practices.

For other risks related to government regulation, see “General Risk Factors— We are subject to other laws and regulations,” below.

Compliance with new data protection/privacy statutes could increase our costs and expose the Company to possible sanctions for violation.

By reason of our Direct-to-Consumer business in particular, we collect personal data.

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

The changes introduced by the CCPA and the Amendment Bill, and other similar regulations enacted by other jurisdictions, will subject the Company to additional costs and complexity of compliance, by requiring, among other things, changes to the Company’s security systems, policies, procedures and practices. In addition, a violation by the Company of the new regulations could expose us to penalties and sanctions.

One or more states or municipalities could assert that the Company is liable for sales and use, commerce, or similar type of taxes, which could adversely affect our business.

We ship product to retail customers throughout the United States.  In South Dakota v. Wayfair, Inc. et al ("Wayfair"), the U.S. Supreme Court ruled that states may charge tax on purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state.   The effect of Wayfair was to uphold economic nexus principles in determining sales and use tax nexus.  As a result of the decision, most states have adopted laws that require an out-of-state retailer to register and collect sales and use or other non-income type taxes upon meeting certain economic nexus standards regardless of whether the company has physical presence in the state.  Although the Company believes it is complying with these new requirements, our interpretation and application of the newly enacted legislation may differ from the states, which could result in the states' attempt to impose additional tax liabilities, including potential penalties and interest.  Furthermore, the requirements by state or local governments on out-of-state sellers to collect sales and use taxes could deter futures sales, which could have an impact on our business, financial condition, and results of operations.

For other risks related to taxation, see “General Risk Factors— Changes in U.S. tax law could adversely affect our business and financial condition,” below.

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

There can be no assurance that the Company will resume paying dividends on a regular basis.  If the Board of Directors were to determine not to pay dividends in the future, shareholders would not receive any further return on an investment in our capital stock in the form of dividends and may obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

Your percentage ownership in the Company could be diluted in the future.

Your percentage ownership in A-Mark potentially could be diluted in the future because of additional equity awards that we expect will be granted to our directors, officers and employees. We have established an equity incentive plan that provides for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which could dilute your percentage ownership.  For example, in the acquisition of JMB, we issued stock to the former owners of the company in partial consideration for their interests.

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

Members of our board and management beneficially own approximately 26% of our outstanding common stock. Acting together in their capacity as shareholders, the board members and management could exert substantial influence over matters on which a shareholder vote is required, such as the approval of business combination transactions.  Also because of the size of their beneficial ownership, the board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on shareholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public shareholders to influence the affairs of the Company.

General Risk Factors

Uncertainty about the future of LIBOR may adversely affect our business.

Borrowings under our revolving credit agreement bear interest at rates that are calculated based on LIBOR. On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR in its current form cannot be assured after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. In the United States, the Alternative Reference Rates Committee (the “ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR for use in contracts that are currently indexed to United States dollar LIBOR and has proposed a paced market transition plan to SOFR.  It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR.

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

Third parties may currently have, or may eventually be issued, patents upon which the technologies used by the Company infringe, subjecting the Company to claims for infringement. The Company could incur significant costs and diversion of management time and resources to defend such claims, regardless of their validity. The Company could suffer development delays, be required to develop non-infringing technology at considerable cost and expense or be compelled to enter into royalty or license agreements, which might not be available on economically acceptable terms, or at all.  For example, JMB was compelled to expend significant resources as a consequence of litigation in which it was accused of infringement prior to its acquisition by the Company.

We are subject to other laws and regulations.

In addition to the specific matters discussed above, we are subject to various laws, litigation, regulatory matters and ethical standards, and our failure to comply with or adequately address developments as they arise could adversely affect our reputation and operations. Our policies, procedures and practices and the technology we implement are designed to comply with federal, state, local and foreign laws, rules and regulations, including those imposed by the SEC and other regulatory agencies, the marketplace, the banking industry and foreign countries, as well as responsible business, social and environmental practices, all of which may change from time to time. Significant legislative changes, including those that relate to employment matters and health care reform, could impact our relationship with our workforce, which could increase our expenses and adversely affect our operations. In addition, if we fail to comply with applicable laws and regulations or implement responsible business, social and environmental practices, we could be subject to damage to our reputation, class action lawsuits, legal and settlement costs, civil and criminal liability, increased cost of regulatory compliance, restatements of our financial statements, disruption of our business and loss of customers. Any required changes to our employment practices could result in the loss of employees, reduced sales, increased employment costs, low employee morale and harm to our business and results of operations.  We are also regularly involved in various litigation matters that arise in the ordinary course of business, which could adversely affect our business and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of June 30, 2021, the Company owned or leased properties in El Segundo, California; Los Angeles, California; Dallas, Texas; Irving, Texas; Las Vegas, Nevada; Carson City, Nevada; Winchester, Indiana; and Vienna, Austria as described below:

Location	General Use of Facility	Square Footage	Ownership	Lease Term Expiration
Wholesale Sales and Ancillary Services Segment
El Segundo, California (1)	Corporate headquarters, trading desk, secured lending, marketing, and back-office operations	9,000	Leased	March-2026
Las Vegas, Nevada	Storage and fulfillment logistics operations	17,600	Leased	April-2025
Winchester, Indiana	Minting operations	11,400	Owned	—
Winchester, Indiana	Fabrication facility	17,000	Leased	May-2022
Carson City, Nevada	Die-cutting and engraving facility	2,000	Leased	June-2022
Vienna, Austria	International marketing support operations	248	Leased	every three months

Direct-to-Consumer Segment
Los Angeles, California	Corporate office and support center	21,500	Leased	February-2022
Dallas, Texas	Corporate office and support center	3,068	Leased	June-2022
Dallas, Texas	Distribution hub	10,586	Leased	November-2028
Irving, Texas	Office and warehouse	24,640	Leased	April-2031

(1) The Secured Lending segment shares office space at this facility.

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

As of September 3, 2021, there were 123 registered stockholders of record of our common stock.

The following table sets forth the range of high and low closing prices for our common stock for each full quarterly period during fiscal years 2021 and 2020, as reported by the NASDAQ Global Select Market. These quotations below reflect inter-dealer closing prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Fiscal 2021		Fiscal 2020
Quarter	High	Low	High	Low
First	$34.51	$18.99	$14.47	$11.40
Second	$37.40	$25.08	$13.26	$8.00
Third	$39.74	$26.67	$12.28	$7.85
Fourth	$56.35	$35.11	$19.56	$12.13

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

As of September 3, 2021, there have been no repurchases of equity securities under the above-referenced stock repurchase program.

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

In fiscal 2021, two special dividends were declared by the Board of Directors. See Note 16 of the Notes to Consolidated Financial Statements.

See Note 19 of the Notes to Consolidated Financial Statements for information about a special dividend declared by the Board of Directors in the first quarter of fiscal 2022.

Equity Compensation Plan Information

The following table provides information as of June 30, 2021, with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,111,749	$14.54	94,943	(1)
Equity compensation plans not approved by security holders	60,000	$39.74	—
	1,171,749	$15.83	94,943

(1)

Represents shares that are available for future issuance under A-Mark's amended and restated 2014 Stock Award and Incentive Plan ("2014 Plan").  All of the 2014 Plan shares that are available for future issuance include the following award types: stock options, stock appreciation rights, restricted stock units, restricted stock, and other "full-value" awards.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

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

In addition to the risks and uncertainties that may ordinarily influence our business, the Company remains exposed to the effects of the COVID-19 pandemic.  The pandemic has caused significant disruption in the financial markets both globally and in the United States. The resulting macroeconomic events have contributed to an increase in the business conducted by the Company, but also pose certain risks and uncertainties for the Company. The Company does not know how long the COVID-19 pandemic will continue, the extent to which the effects that the Company has experienced from the pandemic thus far will persist, or whether other effects on the Company and its businesses will materialize in the short or long term.

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

•	Segment results of operations. This section provides an analysis of our results of operations presented for our three segments:
o	Wholesale Sales & Ancillary Services
o	Direct-to-Consumer, and
o	Secured Lending

for the comparable periods.

•

Non GAAP Measures.  In addition to certain key operational metrics to assess the performance of our business, management uses the financial performance measure “adjusted net income before provision for taxes” that is not prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”)

•

Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of June 30, 2021, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.

•

Critical accounting policies. This section discusses critical accounting policies that are considered both important to our financial condition and results of operations and require management to make significant judgment and estimates. All of our significant accounting policies, including the critical accounting policies are also summarized in Note 2 to the Company’s consolidated financial statements.

•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and their expected impact on our accompanying consolidated financial statements.

EXECUTIVE OVERVIEW

Our Business

We conduct our operations in three reportable segments: (i) Wholesale Sales & Ancillary Services (formerly known as Wholesale Trading & Ancillary Services), (ii) Direct-to-Consumer (formerly known as Direct Sales) and (iii) Secured Lending.

Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment through A-Mark Precious Metals, Inc., and its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), and AM&ST Associates, LLC ("AMST" or "SilverTowne" or the "Mint").

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 1,000 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, and a trading center in El Segundo, California.  The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to Wholesale Sales activity, A-Mark offers its customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs.  As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.

Through its wholly-owned subsidiary, AMTAG, the Company promotes A-Mark's products and services to the international market. Through our wholly-owned subsidiary TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors, and collectors around the world.

The Company's wholly-owned subsidiary AMGL is based in Las Vegas, Nevada, and provides our customers an array of complementary services, including receiving, handling, inventorying, processing, packing, and shipping of precious metals and custom coins on a secure basis.

Through its wholly-owned subsidiary, AMST, the Company designs and produces minted silver products. Our mint operations allow us to provide greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments, which have historically created higher demand for precious metals products.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), AMIP, LLC ("AMIP"), and through its 50%-owned subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites and marketplaces. Currently, JMB operates five separately branded, company-owned websites targeting specific niches within the precious metals retail market.  The Company acquired the 79.5% interest in JMB that it did not previously own in March 2021.  See Note 1 to the Company’s consolidated financial statements for additional information regarding the acquisition of JMB.

The Company acquired Goldline in August 2017 through an asset purchase transaction with Goldline, LLC, which had been in operation since 1960. Goldline is a direct retailer of precious metals to the investor community, and markets its precious metal products on television, radio, and the internet, as well as through customer service outreach.

AMIP, a wholly-owned subsidiary of Goldline, manages its intellectual property.

The Company formed and capitalized PMPP in fiscal 2019, a 50%-owned subsidiary of Goldline, pursuant to terms of a joint venture agreement, for the purpose of purchasing precious metals from the partners' retail customers, and then reselling the acquired products back to affiliates of the partners.  PMPP commenced its operations in fiscal 2020.

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

By acquiring JMB, we have substantially both expanded our e-commerce channel for precious coin and metals sales and increased the diversification of our business between wholesale and retail distribution.  We believe that the acquisition will enable us to:

•	apply JMB’s proven online marketing strategies to other aspects of our direct-to-consumer business;
•	more effectively tailor our merchandising and pricing strategies to target multiple customer demographics across our combined six (including Goldline) unique consumer-facing brands;
•	enhance our program under which we repurchase product from our customers;
•	expand our logistics footprint by adding JMB’s centrally located distribution hub in Dallas, Texas;
•	offer JMB’s customers proprietary precious metal products developed by us, as well as additional services, including distribution, storage, and logistics;
•	leverage the increased size of the combined businesses to achieve more favorable pricing and financing terms; and
•	provide JMB with opportunities for geographic expansion through our international presence.

For the year ended June 30, 2021, JMB had revenues of approximately $673.3 million.  This compares with the Company’s total revenues of approximately $7,613.0 million, and the revenues of the Company’s direct-to-consumer segment of approximately $874.3 million.  The aforementioned results include JMB’s activity from March 20, 2021 through June 30, 2021.

The following table compares the number of JMB’s new customers, active customers, and total customers to the corresponding number of customers associated with the other subsidiary in our Direct-to-Consumer segment for the year ended June 30, 2021.

	Year ended				As of
	June 30, 2021				June 30, 2021
	New Customers		Active Customers		Total Customers
JMB	80,500	(1)	158,800	(1)	1,540,500
All-other Direct-to Consumer	3,800		8,900		162,600
	84,300		167,700		1,703,100

(1)	Includes JMB’s customer data from March 20, 2021 through June 30, 2021.

In the following table we estimate, on a pro forma basis, the revenue and net income of the Company had the acquisition of JMB, and certain other transactions occurred on July 1, 2019.

in thousands, except for per share and share data	Years Ended
	June 30, 2021	June 30, 2020
Revenue	$8,152,982	$5,746,116
Net income	$180,508	$53,964

These estimates are based on the historical results of the Company and JMB during this period and take into account various transaction accounting adjustments.  This pro forma information is not necessarily indicative of what the combined company’s results of operations would have been had the acquisition of JMB been completed as of July 1, 2019, nor is it meant to be indicative of any anticipated future results of operations that the combined company will experience.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC. ("CFC"), AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2021, CFC and AMCF had, in the aggregate, approximately $113.0 million in secured loans outstanding, of which approximately 65.4% were acquired from third-parties (some of which may be customers of A-Mark) and approximately 34.6% were originated by CFC.

AMCF, a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC.  AMCF issued, administers, and owns Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98% (collectively referred to as the "Notes").  The Notes have a maturity date of December 15, 2023. See Note 14 to the Company’s consolidated financial statements for additional information

CAI is a holding company that has an equity method interest in Collectible Card Partners, LLC (“CCP”). The purpose of CCP is to provide capital to fund commercial loans secured by graded sport cards and sports memorabilia.  Formed in April 2021, CCP had no operations in fiscal 2021.

Our Strategy

The Company was formed in 1965 and has grown into a significant participant in the bullion and coin markets, with approximately $7.6 billion in revenues for fiscal year 2021. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, and the scope of complementary products, services, and technological tools that we offer to our customers.  With our recent acquisition of JMB, we have substantially expanded our e-commerce channel for precious coin and metals sales and increased the diversification of our business between wholesale and retail distribution.

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

Our Customers

Our customers include financial institutions, bullion retailers, industrial manufacturers and fabricators, sovereign mints, refiners, coin and metal dealers, investors, collectors, and e-commerce and other retail customers. The Company makes a two-way market in its wholesale operations, which results in many customers also operating as our suppliers in that segment.  This diverse base of wholesale customers purchases a variety of products from the Company in a multitude of grades, primarily in the form of coins and bars. Our Direct-to-Consumer segment sells to (and, through JMB and PMPP, buys from) retail customers, with JMB focusing on e-commerce operations and Goldline marketing through various traditional channels to the investor community.  The Direct-to-Consumer segment offers these customers a variety of gold, silver, copper, platinum, and palladium products.

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

Forward sales contracts by their nature are required to be included in revenues, unlike futures contracts which do not impact the Company’s revenue. The decision to use a forward contract versus another derivative type of product (e.g., a futures contract) for hedging purposes is based on the economics of the transaction.  Since the volume of hedging can be significant, the movement in and out of forwards can substantially impact revenues, either positively or negatively, from period to period.  For this reason, the Company believes ounces sold (excluding ounces sold on forward sales contracts) is a meaningful metric to assess our top line performance.

In addition, the Company earns revenue by providing storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors and collectors worldwide and by providing storage and order-fulfillment services to our retail customers.  The Company also earns revenue from advertisements placed on our Direct-to-Consumer websites. These revenue streams represent less than 1% of the Company’s consolidated revenues.

The Company operates in a high volume/low margin industry.  Revenues are impacted by three primary factors: product volume, market prices, and market volatility. A material changes in any one or more of these factors may result in a significant change in the Company’s revenues.  A significant increase or decrease in revenues can occur simply based on changes in the underlying commodity prices and may not be reflective of an increase or decrease in the volume of products sold.

Gross Profit.  Gross profit is the difference between our revenues and the cost of our products sold.  Since we quote prices based on the current commodity market prices for precious metals, we enter into a combination of forward and futures contracts to affect a hedge position equal to the underlying precious metal commodity value, which substantially represents inventory subject to price risk.  We enter into these derivative transactions solely for the purpose of hedging our inventory, and not for speculative purposes.  Our gross profit includes the gains and losses resulting from these derivative instruments.  However, the gains and losses on the derivative instruments are substantially offset by the gains and losses on the corresponding changes in the market value of our precious metals inventory.  As a result, our results of operations generally are not materially impacted by changes in commodity prices.

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

Interest Expense.  The Company incurs interest expense associated with its: lines of credit, notes, product financing agreements for the transfer and subsequent re-acquisition of gold, silver, and platinum at a fixed price with a third-party finance company ("product financing arrangements"), and short-term precious metal borrowing arrangements with our suppliers ("liabilities on borrowed metals").

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

Wholesale Sales Ticket Volume.  Another measure of our business that is unaffected by changes in commodity pricing, is ticket volume (or number of orders processed). Ticket volume for the Wholesale Sales & Ancillary Services segment measures the total number of wholesale orders processed during the period.  In periods of higher volatility, there is generally increased trading in the commodity markets, causing increased demand for our products, resulting in higher business volume. Generally, the ounces sold on a per-ticket basis is substantially higher for orders placed telephonically compared to those placed on our online portal platform.  During periods of heightened demand order size per ticket may increase.

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

The period of time that inventory is held by the Company varies depending upon the nature of our inventory commitments with customers and suppliers.  (See Note 6 to the Company’s consolidated financial statements for a description of our classifications of inventory by type.)  When management analyzes inventory turnover on a period over period basis, consideration is given to each inventory type and its corresponding impact on the inventory turnover calculation.  For example:

•

The Company enters into various structured borrowing arrangements that commit the Company's inventory (such as product financing arrangements or liabilities on borrowed metals) for an unspecified period of time.  While the Company is able to obtain access to this inventory on demand, this type of inventory tends not to turn over as quickly as other types of inventory.

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

Non-GAAP Financial Measures

In addition to certain key operational metrics to assess the performance of our business, management uses financial performance measures that are not prepared in accordance with GAAP. One of these non-GAAP measures is “Adjusted net income before provision for income taxes”. We believe this non-GAAP measure provides useful information that can be used to evaluate our performance. Non-GAAP measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP.  For a reconciliation of this non-GAAP measure to the amounts included in our Statements of Income for the years ended June 30, 2021 and 2020, and certain limitations inherent in such measures, refer to the “Non-GAAP Measures” section below.

COVID-19

The COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. The resulting macroeconomic events contributed to an increase in the business conducted by the Company, but also pose certain risks and uncertainties for the Company. It is challenging to predict how long the COVID-19 pandemic will continue, the extent to which the effects that the Company has experienced from the pandemic thus far will persist, or whether other effects on the Company and its businesses will materialize in the short or long term.

Macroeconomic events have positively affected the Company’s trading revenues and gross profit as the volatility of the price of precious metals and numismatics resulted in a material increase in the spread between bid and ask prices on these products. We also experienced substantially increased demand for products in each of our coin and bar, industrial and retail businesses. We attribute this to certain customers, particularly in Goldline and our recently acquired JMB retail units, seeking to assure a supply of precious metals necessary for the operation of their businesses, and other customers’ seeking the safety of investments in precious metals.  In response to the heightened demand, in certain cases prices for the products we sell have also risen.

We also experienced certain negative effects in the precious metals market during fiscal year 2020.  Through our CFC finance subsidiary, we make loans to our customers secured by coins and precious metals.  Numerous CFC loans were paid off in March 2020 when the market experienced a temporary drop in precious metal prices, which reduced collateral coverage.  This had the effect of decreasing the size of our loan portfolio and the interest earned on the portfolio.  It also required us to substitute cash and our own precious metals inventory as collateral under our AMCF securitization program, as the pool of loans securing the program declined.  While we did not experience any related losses, there is no assurance that this might not occur in the future.  In the year that followed, precious metal prices increased and the Company experienced growth in its loan portfolio, which continued through the end of fiscal year 2021.

Fiscal Year

Our fiscal year end is June 30 each year.  Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS

Overview of Results of Operations for the Years Ended June 30, 2021 and 2020

Consolidated Results of Operations

The operating results of our business for the years ended June 30, 2021 and 2020 are as follows:

in thousands, except per share data and performance metrics
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$7,613,015	100.000%	$5,461,094	100.000%	$2,151,921	39.4%
Gross profit	210,198	2.761%	66,973	1.226%	$143,225	213.9%
Selling, general, and administrative expenses	(58,809)	(0.772)%	(36,756)	(0.673)%	$22,053	60.0%
Interest income	18,474	0.243%	21,237	0.389%	$(2,763)	(13.0%)
Interest expense	(19,865)	(0.261)%	(18,859)	(0.345)%	$1,006	5.3%
Earnings from equity method investments	15,547	0.204%	4,878	0.089%	$10,669	218.7%
Other income, net	1,079	0.014%	348	0.006%	$731	210.1%
Remeasurement gain on pre-existing equity interest	26,306	0.346%	—	0.0%	$26,306	0.0%
Unrealized (losses) gains on foreign exchange	(129)	(0.002)%	57	0.001%	$186	326.3%
Net income before provision for income taxes	192,801	2.533%	37,878	0.694%	$154,923	409.0%
Income tax expense	(31,877)	(0.419)%	(6,387)	(0.117)%	$25,490	399.1%
Net income	160,924	2.114%	31,491	0.577%	$129,433	411.0%
Net income attributable to noncontrolling interests	1,287	0.017%	982	0.018%	$305	31.1%
Net income attributable to the Company	$159,637	2.097%	$30,509	0.559%	$129,128	423.2%
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$19.13		$4.34		$14.79	340.8%
Diluted	$17.79		$4.31		$13.48	312.8%
Performance Metrics:(1)
Gold ounces sold(2)	2,743,000		2,181,000		562,000	25.8%
Silver ounces sold(3)	114,275,000		90,385,000		23,890,000	26.4%
Inventory turnover ratio(4)	19.0		17.6		1.4	8.0%
Number of secured loans at period end(5)	1,881		717		1,164	162.3%

(1)	See "Results of Segments" for a description of additional metrics not listed above.
(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
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
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$7,613,015	100.000%	$5,461,094	100.000%	$2,151,921	39.4%
Performance Metrics
Gold ounces sold	2,743,000		2,181,000		562,000	25.8%
Silver ounces sold	114,275,000		90,385,000		23,890,000	26.4%

Revenues for the year ended June 30, 2021 increased $2,151.9 million, or 39.4% to $7.613 billion from $5.461 billion in 2020. Excluding a decrease of $169.4 million of forward sales, our revenues increased $2.321 billion, which was due to an increase in the total amount of gold and silver ounces sold and higher selling prices of gold and silver.

Gold ounces sold for the year ended June 30, 2021 increased 562,000 ounces, or 25.8%, to 2,743,000 ounces from 2,181,000 ounces in 2020.  Silver ounces sold for the year ended June 30, 2021 increased 23,890,000 ounces, or 26.4%, to 114,275,000 ounces from 90,385,000 ounces in 2020. On average, the selling prices for gold increased by 19.0% and selling prices for silver increased by 57.5% during the year ended June 30, 2021 as compared to the prior year period.

JMB’s revenue activity represented 8.8% of the Company’s consolidated revenue for the year ended June 30, 2021. JMB’s gold and silver ounces sold represented 7.1% and 7.8%, respectively, of the Company’s consolidated total of gold and silver ounces sold for the year ended June 30, 2021.

A key factor that contributed to the increase in demand for precious metals was the volatility in precious metal prices caused by macroeconomic and other events.  A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market, having an onset during the second half of fiscal year 2020 and sustaining through the current fiscal year. We are uncertain of the duration of these conditions.

Gross Profit

in thousands, except performance metric
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$210,198	2.761%	$66,973	1.226%	$143,225	213.9%
Performance Metric
Inventory turnover ratio	19.0		17.6		1.4	8.0%

Gross profit for the year ended June 30, 2021 increased by $143.2 million, or 213.9%, to $210.2 million from $67.0 million in 2020.  The overall gross profit increase was due to higher gross profits from the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage year ended June 30, 2021 increased by 153.5 basis points to 2.761% from 1.226% in 2020. The increase in gross margin percentage was mainly attributable to significantly wider premium spreads due to increased demand, higher trading profits due to increased volatility; and lower forward sales.  Forward sales increase revenues but are associated with negligible gross margins that can significantly affect the gross margin percentage. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

JMB’s gross profit represented 22.0% of the Company’s consolidated gross profit for the year ended June 30, 2021.

Our inventory turnover rate for the year ended June 30, 2021 increased by 8.0%, to 19.0 from 17.6 in 2020.  The increase in our inventory turnover ratio was primarily due to higher volume of ounces sold of precious metals, partially offset by lower volume of ounces sold on forward contracts as well as higher average inventory balances related to product financing arrangements, which is a type of inventory that is typically held for longer periods.

Selling, General and Administrative Expense

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(58,809)	(0.772)%	$(36,756)	(0.673)%	$22,053	60.0%

Selling, general and administrative expenses for the year ended June 30, 2021 increased $22.1 million, or 60.0%, to $58.8 million from $36.8 million in 2020. The change was primarily due to $14.5 million of expenses incurred by JMB, acquisition costs of $2.6 million associated with our recent incremental acquisition of JMB, increased compensation expense (including performance-based accruals) of $2.4 million, and higher insurance costs of $1.4 million.

JMB’s selling, general, and administrative expenses represented 24.6% of the Company’s consolidated selling, general, and administrative expenses for the year ended June 30, 2021.

Interest Income

in thousands, except performance metric
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$18,474	0.243%	$21,237	0.389%	$(2,763)	(13.0%)
Performance Metric
Number of secured loans at period-end	1,881		717		1,164	162.3%

Interest income for the year ended June 30, 2021 decreased $2.8 million, or 13.0%, to $18.5 million from $21.2 million in 2020.  The aggregate decrease in interest income was primarily due to lower interest income earned by our Secured Lending Segment, partially offset by higher other finance product income.

The interest income from our Secured Lending segment decreased by $4.1 million or by 33.2% compared with the prior year.  The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current period as compared to the average monthly loan balances for the prior year period.

The number of secured loans outstanding increased by 162.3% to 1,881 as of June 30, 2021, from 717 as of June 30, 2020.  Typically, the number of loans increases during periods of increasing precious metal prices and decreases during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. Through the current fiscal year, silver prices increased and the Company experienced growth in the number of loans. The Company did not incur loan losses related to the margin calls or borrower loan liquidations during either the current or the prior year period.

The interest income from our other finance product income increased by $1.2 million in comparison to the same year-ago period.

Interest Expense

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(19,865)	(0.261)%	$(18,859)	(0.345)%	$1,006	5.3%

Interest expense for the year ended June 30, 2021 increased $1.0 million, or 5.3% to $19.9 million from $18.9 million in 2020.  The increase was primarily driven by higher interest expense associated with product financing arrangements, higher interest and fees from liability on borrowed metals, partially offset by a reduction in loan servicing fees, and less interest expense related to our Trading Credit Facility. As compared to the same year-ago period, the amount of interest expense that increased by component included: (i) $1.4 million related to product financing arrangements, (ii) $0.5 million from liability on borrowed metals, offset by decreased interest expense of (iii) $0.5 million of loan servicing fees, and (iv) $0.5 million of Trading Credit Facility interest expense (including amortization of debt issuance costs).

Earnings from equity method investments

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$15,547	0.204%	$4,878	0.089%	$10,669	218.7%

Earnings from equity method investments for the year ended June 30, 2021 increased $10.7 million or 218.7% to $15.5 million from $4.9 million in 2020.  The aggregate increase was due to increased net income recognized by each of our unconsolidated equity-method subsidiaries.

The Company’s share of JMB’s earnings in fiscal 2021(through the Acquisition Date) and fiscal 2020 totaled $11.7 million and $4.2 million, respectively.

Other income, net

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$1,079	0.014%	$348	0.006%	$731	210.1%

Other income, net for the year ended June 30, 2021 increased $0.7 million, or 210.1% to $1.1 million from $0.3 million in 2020.  The aggregate increase was primarily due to an increase of $0.5 million in royalties earned, combined with the impact of $0.2 million of costs recorded as other expense associated with the settlement of our purchase of Goldline that was recognized during 2020.

Remeasurement gain on pre-existing equity interest

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Remeasurement gain on pre-existing equity interest	$26,306	0.346%	$—	0.0%	$26,306	0.0%

The remeasurement gain on pre-existing equity interest was recognized during the Company’s fiscal third quarter in connection with the acquisition of JMB. The Company’s estimated fair value of its 20.5% pre-existing equity interest in JMB was determined to be approximately $33.9 million at the acquisition date. Based on the total consideration paid of $207.4 million, the remeasurement resulted in the recognition of a pretax gain of $26.3 million. For additional information about our most recent acquisition see Note 1 to the Company’s consolidated financial statements.

Provision for Income Taxes

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(31,877)	(0.419)%	$(6,387)	(0.117)%	$25,490	399.1%

Our income tax expense was $31.9 million and $6.4 million for the years ended June 30, 2021 and 2020, respectively.  Our effective tax rate was approximately 16.5% and 16.9% for the years ended June 30, 2021 and 2020, respectively.  For the year ended June 30, 2021, our effective tax rate differs from the federal statutory rate primarily due to the exclusion of the fair value remeasurement gain of our pre-existing equity investment in JMB, a one-time benefit from the reversal of the previously established deferred tax liability related to our equity investment in JMB, an exclusion of the fiscal 2021 pre-acquisition period JMB equity earnings, the foreign derived intangible income special deduction, and an adjustment made to pre-acquisition deferred taxes related to our investment in AMST, offset by state taxes (net of federal tax benefit), state tax rate change, and other normal course non-deductible expenditures.

SEGMENT RESULTS OF OPERATIONS

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services (formerly known as Wholesale Trading & Ancillary Services), (ii) Direct-to-Consumer (formerly known as Direct Sales), and (iii) Secured Lending. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”).

The segment name changes of Wholesale Sales & Ancillary Services and Direct-to-Consumer had no impact on the Company's historical financial position, results of operations, cash flow or segment level results previously reported.

Results of Operations  — Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment through A-Mark Precious Metals, Inc., and its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), and A-M Global Logistics, LLC ("Logistics"), and AM&ST Associates, LLC ("AMST" or "Silver Towne" or the "Mint"). Also, the Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments.

Overview of Results of Operations for the Years Ended June 30, 2021 and 2020

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment for the years ended June 30, 2021 and 2020 are as follows:

in thousands, except performance metrics
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$6,738,707	100.000%	$5,360,899	100.000%	$1,377,808	25.7%
Gross profit	138,813	2.060%	56,908	1.062%	$81,905	143.9%
Selling, general, and administrative expenses	(33,869)	(0.503)%	(27,150)	(0.506)%	$6,719	24.7%
Interest income	10,315	0.153%	9,024	0.168%	$1,291	14.3%
Interest expense	(11,666)	(0.173)%	(10,527)	(0.196)%	$1,139	10.8%
Earnings from equity method investments	15,547	0.231%	4,878	0.091%	$10,669	218.7%
Other income (expense), net	—	—	(10)	(0.000)%	$10	100.0%
Remeasurement gain on pre-existing equity interest	26,306	0.390%	—	0.0%	$26,306	0.0%
Unrealized (losses) gains on foreign exchange	(129)	(0.002)%	57	0.001%	$186	326.3%
Net income before provision for income taxes	$145,317	2.156%	$33,180	0.619%	$112,137	338.0%
Performance Metrics:
Gold ounces sold(1)	2,486,000		2,136,000		350,000	16.4%
Silver ounces sold(2)	103,812,000		89,612,000		14,200,000	15.8%
Wholesale Sales ticket volume(3)	143,439		142,690		749	0.5%

(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(3)	Trading ticket volume represents the total number of product orders processed by A-Mark.

Revenues — Wholesale Sales & Ancillary Services

in thousands, except performance metrics
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$6,738,707	100.000%	$5,360,899	100.000%	$1,377,808	25.7%
Performance Metrics
Gold ounces sold	2,486,000		2,136,000		350,000	16.4%
Silver ounces sold	103,812,000		89,612,000		14,200,000	15.8%
Wholesale Sales ticket volume	143,439		142,690		749	0.5%

Revenues for the year ended June 30, 2021 increased $1.378 billion, or 25.7%, to $6.739 billion from $5.361 billion in 2020.  Excluding a decrease of $169.4 million of forward sales, our revenues increased $1.547 billion mainly due to an increase in the total amount of gold and silver ounces sold and higher selling prices of gold and silver.

Gold ounces sold for the year ended June 30, 2021 increased 350,000 ounces, or 16.4%, to 2,486,000 ounces from 2,136,000 ounces in 2020.  Silver ounces sold for the year ended June 30, 2021 increased 14,200,000 ounces, or 15.8%, to 103,812,000 ounces from 89,612,000 ounces in 2020. On average, the selling prices for gold increased by 18.7% and selling prices for silver increased by 55.7% during the year ended June 30, 2021 as compared to the prior year period.

The Wholesale Sales ticket volume for the year ended June 30, 2021 increased by 749 tickets, or 0.5%, to 143,439 tickets from 142,690 tickets in 2020.  The current year ticket volume also reflects a higher dollar order size compared with the prior year as customers purchased in larger quantities during fiscal 2021 due to supply constraints.

A key factor that contributed to the increase in demand for precious metals was the volatility in precious metal prices caused by macroeconomic and other events.  A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market, having an onset during the second half of fiscal year 2020 and sustaining through the current fiscal year. We are uncertain of the duration of these conditions.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands, except performance metric
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$138,813	2.060%	$56,908	1.062%	$81,905	143.9%

Gross profit for the year ended June 30, 2021 increased by $81.9 million, or 143.9%, to $138.8 million from $56.9 million in 2020.  The overall gross profit increase was primarily due to higher sales volumes and increased spreads.

This segment’s profit margin percentage increased by 99.8 basis points to 2.060% from 1.062% in 2020. The increase in gross margin percentage was mainly attributable to significantly wider premium spreads due to increased demand, higher trading profits due to increased volatility, and the impact of decreased forward sales. Forward sales increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(33,869)	(0.503)%	$(27,150)	(0.506)%	$6,719	24.7%

Selling, general and administrative expenses for the year ended June 30, 2021 increased $6.7 million, or 24.7%, to $33.9 million from $27.2 million in 2020. The change was primarily due to the acquisition costs of $2.6 million associated with the Company’s recent acquisition of JMB, increased compensation expense (including performance-based accruals) of $2.4 million, and higher insurance costs of $1.4 million.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$10,315	0.153%	$9,024	0.168%	$1,291	14.3%

Interest income for the year ended June 30, 2021 increased $1.3 million, or 14.3%, to $10.3 million from $9.0 million in 2020.  The overall increase is primarily due to $1.2 million interest earned from repurchase agreements and $0.2 million of interest income earned from spot deferred trade orders.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(11,666)	(0.173)%	$(10,527)	(0.196)%	$1,139	10.8%

Interest expense for the year ended June 30, 2021 increased $1.1 million, or 10.8% to $11.7 million from $10.5 million in 2020. The increase was primarily driven by higher interest expense associated with product financing arrangements of $0.5 million, higher interest and fees from liability on borrowed metals of $0.5 million, and higher interest expense of $0.1 million related to the Trading Credit Facility.

Earnings from equity method investments— Wholesale Sales & Ancillary Services

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$15,547	0.231%	$4,878	0.091%	$10,669	218.7%

Earnings from equity method investments for the year ended June 30, 2021 increased $10.7 million, or 218.7% to $15.5 million from $4.9 million in 2020. The increase was due to increased net income recognized by each of our unconsolidated equity-method subsidiaries.

The Company’s share of JMB’s earnings in fiscal 2021(through the Acquisition Date) and fiscal 2020 totaled $11.7 million and $4.2 million, respectively.

Remeasurement gain on pre-existing equity interest — Wholesale Sales & Ancillary Services

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Remeasurement gain on pre-existing equity interest	$26,306	0.390%	$—	0.0%	$26,306	0.0%

The remeasurement gain on pre-existing equity interest was recognized during the Company’s fiscal third quarter in connection with the acquisition of JMB. The Company’s estimated fair value of its 20.5% pre-existing equity interest in JMB was determined to be approximately $33.9 million at the acquisition date. Based on the total consideration paid of $207.4 million, the remeasurement resulted in the recognition of a pretax gain of $26.3 million. For additional information about our most recent acquisition see Note 1 to the Company’s the consolidated financial statements.

Results of Operations  — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through our wholly-owned subsidiaries: JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), and AMIP, LLC ("AMIP"), and through our 50%-owned subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").  As a result of the completion of our acquisition of JMB on March 19, 2021 (see Note 1 of the Company’s consolidated financial statements) we have included JMB’s financial activity, including performance data, since March 20, 2021 in the Direct-to-Consumer segment's fiscal 2021 results.

Overview of Results of Operations for the Years Ended June 30, 2021 and 2020

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer segment for the years ended June 30, 2021 and 2020 are as follows:

in thousands, except performance metrics
Years Ended June 30,	2021				2020				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$874,308	(a)	100.000%		$100,195	(c)	100.000%		$774,113	772.6%
Gross profit	71,385		8.165%	(b)	10,065		10.045%	(d)	$61,320	609.2%
Selling, general and administrative expenses	(22,391)		(2.561)%		(7,713)		(7.698)%		$14,678	190.3%
Interest expense	(898)		(0.103)%		—		—		$898	—
Other expense, net	—		—		(219)		(0.219)%		$(219)	(100.0)%
Net income before provision for income taxes	$48,096		5.501%		2,133		2.129%		$45,963	2154.9%
Performance Metrics:
Gold ounces sold(1)	257,000				45,000				212,000	471.1%
Silver ounces sold(2)	10,463,000				773,000				9,690,000	1253.6%
Number of new customers(3)	84,300				1,900				82,400	4336.8%
Number of active customers(4)	167,700				6,200				161,500	2604.8%
Number of total customers(5)	1,703,100				158,000				1,545,100	977.9%
DTC ticket volume(6)	331,664				18,541				313,123	1688.8%

(a)	Includes $8.5 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)	Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 8.226% for the period.
(c)	Includes $26.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)	Gross profit percentage, excluding inter-segment company sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 12.549% for the period.
(1)	Gold ounces sold represents the ounces of gold product sold during the period.
(2)	Silver ounces sold represents the ounces of silver product sold during the period.
(3)	Number of new customers represents the number of customers that have registered or setup a new account or made a purchase for the first time during the period.
(4)	Number of active customers represents the number of customers that have made a purchase during the period.
(5)	Number of total customers represents the aggregate number of customers that have registered or set up an account or have made a purchase in the past.
(6)	Ticket volume represents the total number of product orders processed by JMB, Goldline, and PMPP during the period.

Segment Results — Direct-to-Consumer

Revenues — Direct-to-Consumer

in thousands, except performance metrics
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$874,308	100.000%	$100,195	100.000%	$774,113	772.6%
Performance Metrics:
Gold ounces sold	257,000		45,000		212,000	471.1%
Silver ounces sold	10,463,000		773,000		9,690,000	1253.6%
Number of new customers	84,300		1,900		82,400	4336.8%
Number of active customers	167,700		6,200		161,500	2604.8%
Number of total customers	1,703,100		158,000		1,545,100	977.9%
DTC ticket volume	331,664		18,541		313,123	1688.8%

Revenues for the year ended June 30, 2021 increased $774.1 million, or 772.6%, to $874.3 million from $100.2 million in 2020. Excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, revenues for the year ended June 30, 2021 increased $792.0 million or 1073.2% to $865.8 million from $73.8 million in 2020.

Gold ounces sold for the year ended June 30, 2021 increased 212,000 ounces, or 471.1%, to 257,000 ounces from 45,000 ounces in 2020.  Silver ounces sold for the year ended June 30, 2021 increased 9,690,000 ounces, or 1253.6%, to 10,463,000 ounces from 773,000 ounces in 2020. On average, the selling prices for gold increased by 9.9% and selling prices for silver increased by 49.5% during the year ended June 30, 2021 as compared to the prior year period.

The number of new customers for the year ended June 30, 2021 increased 82,400, or 4,336.8% to 84,300 from 1,900 in 2020. The number of active customers for the  year ended June 30, 2021 increased 161,500, or 2,604.8% to 167,700 from 6,200 in 2020.  The number of total customers as of June 30, 2021 increased 1,545,100, or 977.9% to 1,703,100 from 158,000 as of June 30, 2020.  The increases in the customer-based metrics were primarily due to our acquisition of JMB in 2021, inclusive of its customer base.

The Direct-to-Consumer ticket volume for the year ended June 30, 2021 increased by 313,123 tickets, or 1688.8%, to 331,664 tickets from 18,541 tickets in 2020.  The increase in ticket volume was primarily due to transactions generated by our newly acquired subsidiary, JMB.

A key factor that contributed to the increase in demand for precious metals was the volatility in precious metal prices caused by macroeconomic and other events.  A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market, having an onset during the second half of fiscal year 2020 and sustaining through the current fiscal year. We are uncertain of the duration of these conditions.

Gross Profit — Direct-to-Consumer

in thousands, except performance metric
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$71,385	8.165%	$10,065	10.045%	$61,320	609.2%

Gross profit for the year ended June 30, 2021 increased by $61.3 million, or 609.2%, to $71.4 million from $10.1 million in 2020.  For the year ended June 30, 2021, the Company’s profit margin percentage decreased by 188.1 basis points to 8.165% from 10.045% in 2020. Excluding the impact of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, the Direct-to-Consumer segment's gross profit margin percentage decreased by 432.3 basis points to 8.226% from 12.549% in 2020.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(22,391)	(2.561)%	$(7,713)	(7.698)%	$14,678	190.3%

Selling, general and administrative expenses for the year ended June 30, 2021 increased $14.7 million, or 190.3%, to $22.4 million from $7.7 million in 2020.  The change was primarily due to increased amortization and depreciation costs of $8.6 million, increased advertising expenses of $2.7 million and higher compensation expense (including performance-based accruals) of $2.5 million. JMB’s activity, a company that we recently acquired, accounted for approximately 98.0% of the aggregate change for this segment.

Interest expense — Direct-to-Consumer

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(898)	(0.103)%	$—	—	$898	—

Interest expense for the year ended June 30, 2021 increased $0.9 million to $0.9 million from $0.0 million in 2020.  The increase related to JMB’s product financing activity with A-Mark.

Other income (expense) — Direct-to-Consumer

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other expense, net	$—	—	$(219)	(0.219)%	$(219)	(100.0)%

There was no activity for the current period. For the year ended June 30, 2020, the other expense activity of $0.2 million related to a one-time charge in connection with the settlement of the purchase price related to the acquisition of Goldline.

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC. ("CFC"), AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”).

Overview of Results of Operations for the Years Ended June 30, 2021 and 2020

—  Secured Lending Segment

The operating results of our Secured Lending segment for the years ended June 30, 2021 and 2020 are as follows:

in thousands, except performance metrics
Years Ended June 30,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$8,159	100.000%	$12,213	100.000%	$(4,054)	(33.2%)
Interest expense	(7,301)	(89.484)%	(8,332)	(68.222)%	$(1,031)	(12.4%)
Selling, general and administrative expenses	(2,549)	(31.242)%	(1,893)	(15.500)%	$656	34.7%
Other income, net	1,079	13.225%	577	4.724%	$502	87.0%
Net (loss) income before provision for income taxes	$(612)	(7.501)%	$2,565	21.002%	$3,177	123.9%
Performance Metric:
Number of secured loans at period end(1)	1,881		717		1,164	162.3%

(1)	Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Years Ended June 30,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$8,159	100.000%	$12,213	100.000%	$(4,054)	(33.2%)
Performance Metric
Number of secured loans at period-end	1,881		717		1,164	162.3%

Interest income for the year ended June 30, 2021 decreased $4.1 million, or 33.2%, to $8.2 million from $12.2 million in 2020. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current period as compared to the average monthly loan balances for the prior year period.

The number of secured loans outstanding increased by 162.3% to 1,881 as of June 30, 2021, from 717 as of June 30, 2020.  Typically, the number of loans increases during periods of increasing precious metal prices and decreases during periods of declining precious metal prices.  Silver prices declined significantly in the quarter ended March 31, 2020, resulting in an increase in margin calls and borrower loan liquidations due to a decline in the value of the precious metals collateral. Through the current fiscal year, silver prices increased and the Company experienced growth in the number of loans.

The Company did not incur loan losses related to the margin calls or borrower loan liquidations during either the current or the prior year period.

Interest Expense — Secured Lending

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(7,301)	(89.484)%	$(8,332)	(68.222)%	$(1,031)	(12.4%)

Interest expense for the year ended June 30, 2021 decreased $1.0 million, or 12.4% to $7.3 million from $8.3 million in 2020.  The change in interest expense is driven by the value of our secured loan portfolio, which is primarily financed through our notes payable and Trading Credit Facility. As compared to the same year-ago period, loan servicing costs decreased $0.5 million and interest expense related to our notes payable and Trading Credit Facility decreased $0.5 million.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(2,549)	(31.242)%	$(1,893)	(15.500)%	$656	34.7%

Selling, general and administrative expenses for the year ended June 30, 2021 increased $0.7 million, or 34.7%, to $2.5 million from $1.9 million in 2020.  The increase was mainly driven by higher professional fees of $0.3 million, increased marketing expenses of $0.2 million, and higher storage costs of $0.1 million.

Other Income, net — Secured Lending

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$1,079	13.225%	$577	4.724%	$502	87.0%

Other income, net for the year ended June 30, 2021 increased $0.5 million, or 87.0% to $1.1 million from $0.6 million in 2020. The increase was primarily due to an increase of $0.5 million in royalty income.

NON-GAAP MEASURES

Adjusted net income before provision for income taxes

Overview

In addition to our results determined in accordance with GAAP, we believe the below non-GAAP measure is useful in evaluating our operating performance.  We use the financial measure “adjusted net income before provision for income taxes” to present our pre-tax earnings from on-going business operations.  This measure is not prepared in accordance with GAAP.  The items excluded from this financial measure may have a material impact on our financial results. Certain of those items are non-recurring, while others are non-cash in nature. Accordingly, this non-GAAP financial measure should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with GAAP.

Reconciliation

In our reconciliation from our reported GAAP “net income before provision for taxes” to our non-GAAP “adjusted net income before provision for taxes,” we eliminate the impact of the following four amounts: (i) remeasurement gains; (ii) acquisition expenses; (iii) amortization expenses related to intangible assets acquired; and (iv) depreciation expense. The following tables reconcile this non-GAAP financial measure to its most closely comparable GAAP measure on our financial statements for the years ended June 30, 2021 and 2020.

in thousands
Years Ended June 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$7,613,015	100.000%	$5,461,094	100.000%	$2,151,921	39.4%

Net income before provision for income taxes	$192,801	2.533%	$37,878	0.694%	$154,923	409.0%
Adjustments:
Remeasurement gain on pre-existing equity interest	(26,306)	(0.346)%	—	—	$26,306	(—%)
Acquisition costs	2,576	0.034%	—	—	$2,576	(—%)
Amortization of acquired intangibles	9,341	0.123%	1,028	0.019%	$8,313	808.8%
Depreciation expense	1,447	0.019%	1,872	0.034%	$(425)	(22.7%)
Adjusted net income before provision for income taxes (Non-GAAP)	$179,859	2.363%	$40,778	0.747%	$139,081	341.1%

Adjustments

Remeasurement gains or losses.  This adjustment relates to our acquisition in March 2021 of the 79.5% of the equity interest in JMB that was not previously owned by us.  When we acquire control of a business for which we had previously owned a noncontrolling equity interest, we are required to estimate the fair value of our pre-existing equity investment and record the change in its value as a remeasurement gain or loss, which we present on the face of our consolidated statements of income.  Remeasurement gains and losses are recorded upon the completion of an acquisition. We exclude these types of remeasurement gains and losses when we evaluate our on-going operational performance and to facilitate comparison of period-to-period operational performance. For additional information about our acquisition of JMB, see Note 1 to the Company’s consolidated financial statements.

Acquisition expenses. This adjustment relates as well to the JMB acquisition. We incur expenses for professional services rendered in connection with business combinations, which are included as a component of selling, general, and administrative expenses in the Company’s consolidated statements of income. Acquisition expenses are recorded in the periods in which the costs are incurred, and the services are received. We exclude acquisition expenses when we evaluate our on-going operational performance and to facilitate comparison of period-to-period operational performance.

Amortization of purchased intangibles. Amortization expense of purchased intangibles is included as a component of selling, general, and administrative expenses in the Company’s consolidated statements of income.  Such amortization expense varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions.  Management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business.  The use of intangible assets such as our existing customer relationships and developed technology contributed to our revenues earned during the periods presented and is expected to contribute to our revenues in future periods. Amortization of purchased intangible assets will recur in future periods. For additional information about the amortization of our purchased intangibles, see Note 8 to the Company’s consolidated financial statements.

Depreciation expense.  Depreciation expense is included as a component of selling, general, and administrative expenses in the Company’s consolidated statements of income.  Depreciation expense is calculated using a straight-line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Due to depreciation expense being non-cash in nature, management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business.

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of June 30, 2021, approximately 80.6% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity.  Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

In addition to selling inventory, the Company generates cash from earning interest income. The Company enters into secured loans and secured financing structures with its customers under which it charges interest.  The loans are secured by precious metals and numismatic material owned by the borrowers and held by the Company as security for the term of the loan. The Company also offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products.  Furthermore, our customers may enter into agreements whereby the customer agrees to repurchase our precious metals at the prevailing spot price for delivery of the product at a specific point in time in the future; interest income is earned from the contract date until the material is delivered and paid for in full.

We may also raise funds through the public or private offering of equity or debt securities, although there is no assurance that we will be able to do so at the times and in the amounts required.  We have an effective universal shelf registration statement, on file with the Securities and Exchange Commission for this purpose, under which we may issue approximately $66.5 million worth of securities at this time.

We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements and draws upon and pays down its lines of credit so as to minimize interest expense. (See Note 14 to the Company’s consolidated financial statements.)

Lines of Credit

in thousands
	June 30, 2021	June 30, 2020	June 30, 2021 Compared to June 30, 2020
Lines of credit	$185,000	$135,000	$50,000

Effective March 26, 2021, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as lead lender and administrative agent and Macquarie Bank Limited acts as syndication agent.  As of June 30, 2021, the Trading Credit Facility provided the Company with access up to $270.0 million, featuring a $220.0 million base, with a $50.0 million accordion option. The maturity date of the credit facility is March 25, 2022. The Trading Credit Facility was initially entered into on March 31, 2016, and the Company has successfully amended and extended the terms of the Trading Credit Facility each year since its inception. The Trading Credit Facility was amended effective July 16, 2021, and now provides for a $330 million credit facility, consisting of a $280 million base and a $50 million accordion feature. (See Note 19 to the Company’s consolidated financial statements.)

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance its lending activities.

Notes Payable

in thousands
	June 30, 2021	June 30, 2020	June 30, 2021 Compared to June 30, 2020
Notes payable	$93,249	$92,517	$732

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

As of June 30, 2021, the consolidated aggregate carrying balance of the Notes was $93.2 million (which excludes the $5.0 million Note that the Company retained), and the remaining unamortized loan cost balance was approximately $1.8 million, which is amortized using the effective interest method through the maturity date. (See Note 14 to the Company’s consolidated financial statements.)

Liabilities on Borrowed Metals

in thousands
	June 30, 2021	June 30, 2020	June 30, 2021 Compared to June 30, 2020
Liabilities on borrowed metals	$91,866	$168,206	$(76,340)

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

Product Financing Arrangements

in thousands
	June 30, 2021	June 30, 2020	June 30, 2021 Compared to June 30, 2020
Product financing arrangements	$201,028	$74,678	$126,350

The Company has agreements with financial institutions and other third parties that allow the Company to transfer its gold and silver inventory to the third party at an agreed-upon price based on the spot price, which provides alternative sources of liquidity. During the term of the agreement both parties intend for inventory to be returned at an agreed-upon price based on the spot price on the termination (repurchase) date. The third parties charge monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified as interest expense. These transactions do not qualify as sales and therefore are accounted for as financing arrangements and reflected in the Company’s consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales.

Secured Loans Receivable

in thousands
	June 30, 2021	June 30, 2020	June 30, 2021 Compared to June 30, 2020
Secured loans receivable	$112,968	$63,710	$49,258

CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins that affords our customers a convenient means of financing their inventory or collections. (See Note 5 to the Company’s consolidated financial statements.) AMCF also purchases and holds secured loans from CFC to meet its collateral requirements related to the Notes (See Note 14 to Company’s consolidated financial statements.)  Most of the Company's secured loans are short-term in nature. The renewal of these instruments is at the discretion of the Company and, as such, provides us with some flexibility in regard to our capital deployment strategies.

Dividends

On September 3, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on September 21, 2020.  On October 29, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on November 23, 2020.  In the aggregate, the Company paid $21.2 million in dividends during the year ended June 30, 2021.

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

The following summarizes components of our consolidated statements of cash flows for the years ended June 30, 2021 and 2020:

in thousands
Year Ended	June 30, 2021	June 30, 2020	June 30, 2021 Compared to June 30, 2020
Net cash (used in) provided by operating activities	$(52,654)	$47,935	$(100,589)
Net cash (used in) provided by investing activities	$(130,393)	$48,774	$(179,167)
Net cash provided by (used in) financing activities	$232,127	$(52,704)	$284,831

For the years presented, our principal capital requirements have been to fund (i) working capital and (ii) investing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.  The primary reason for the increase in net cash used in operating activities was due to increased inventory purchases during a period of increased demand and rising precious metal prices. Net cash used in investing activities increased as a result of increased loan origination and acquisition activity, which was driven by higher precious metal spot prices, as well as our acquisition of JMB.  The primary reason for the increase in net cash provided by financing activities was due to an increased use of short term debt financing to accommodate a period of high demand for precious metal products, as well as proceeds received in connection with the Company’s public offering of its common stock.

Net cash (used in) provided by operating activities

Operating activities used $52.7 million and provided $47.9 million in cash for the years ended June 30, 2021 and 2020, respectively, representing a $100.6 million increase in cash used compared to the year ended June 30, 2020.   The increase in cash used was primarily due to changes in working capital, which includes the balances of accounts payable and other current liabilities, inventories, liabilities on borrowed metals, and derivative liabilities, partially offset by increased net income as a result of increased demand, adjusted for noncash items, and by changes in the balances of derivative assets.

Net cash (used in) provided by investing activities

Investing activities used $130.4 million and provided $48.8 million in cash for the years ended June 30, 2021 and 2020, respectively, representing a $179.2 million increase in cash used compared to the year ended June 30, 2020.  This period over period increase in cash used was primarily due to the higher investing cash outflows of $110.2 million associated with the acquisition and origination of secured loans during the period, the incremental acquisition of a pre-existing equity method investment of $78.9 million, and an increase of cash outflows of $8.0 million in connection with the purchase of long term investments, partially offset by $17.5 million redemption amount upon acquisition of a pre-existing equity method investment.

Net cash provided by (used in) financing activities

Financing activities provided $232.1 million and used $52.7 million in cash for the years ended June 30, 2021 and 2020, respectively, representing a $284.8 million increase in the source of cash compared to the year ended June 30, 2020.  This period over period increase was primarily due to the change in cash provided by product financing arrangements of $146.2 million, the change in the cash provided by the Trading Credit Facility of $82.0 million, the net proceeds of $75.3 million the Company received in connection with its public offering of common stock, and cash received from employee stock option exercises of $3.6 million, partially offset by the payment of two non-recurring special dividends in the aggregate amount of $21.2 million, and the change in balance of debt issuance costs of $1.1 million.

Capital Resources

We believe that our current cash availability under the Trading Credit Facility, product financing arrangements, financing derived from borrowed metals and the cash we anticipate generating from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements, and commitments through at least the next twelve months.

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

Commodities Risk and Derivatives

We use a variety of strategies to manage our risk including fluctuations in commodity prices for precious metals. Our inventory consists of, and our trading activities involve, precious metals and precious metal products, for which prices are linked to the corresponding precious metal commodity prices. Inventory purchased or borrowed by us is subject to price changes. Inventory borrowed is a natural hedge, since changes in value of the metal held are offset by the obligation to return the metal to the supplier or deliver metals to the customer.

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

Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. We also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers.  Our forwards contracts open at June 30, 2021 are scheduled to settle within 60 days. Futures positions do not have settlement dates. The Company typically uses futures contracts for its shorter-term hedge positions and forward contracts for longer term hedge positions.

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

The Company’s net (losses) gains on derivative instruments for the years ended June 30, 2021 and 2020, totaled ($125.6) million and $8.1 million, respectively.  These net (losses) gains on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the consolidated statements of income.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of June 30, 2021 and June 30, 2020:

in thousands
	June 30, 2021	June 30, 2020
Inventories	$458,019	$321,281
Precious metals held under financing arrangements	154,742	178,577
	612,761	499,858
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(406)	(17)
Premium on metals position	(11,017)	(3,684)
Precious metal value not hedged	(11,423)	(3,701)
	601,338	496,157
Commitments at market:
Open inventory purchase commitments	987,926	514,553
Open inventory sales commitments	(590,156)	(309,134)
Margin sale commitments	(7,322)	(14,652)
In-transit inventory no longer subject to market risk	(16,707)	(3,605)
Unhedgeable premiums on open commitment positions	8,638	2,779
Borrowed precious metals	(91,866)	(168,206)
Product financing arrangements	(201,028)	(74,678)
Advances on industrial metals	287	318
	89,772	(52,625)
Precious metal subject to price risk	691,110	443,532
Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	175,352	73,948
Precious metals futures contracts at market values	514,240	369,842
Total market value of derivative financial instruments	689,592	443,790

Net precious metals subject to commodity price risk	$1,518	$(258)

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At June 30, 2021, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

Commitments and Contingencies

Refer to Note 15 to the Company’s consolidated financial statements for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021 and June 30, 2020, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands
	June 30, 2021	June 30, 2020
Purchase commitments	$987,926	$514,553
Sales commitments	$(590,156)	$(309,134)
Margin sale commitments	$(7,322)	$(14,652)
Open forward contracts	$175,352	$73,948
Open futures contracts	$514,240	$369,842
Foreign exchange forward contracts	$6,541	$4,599

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

The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. (See Note 11 to the Company’s consolidated financial statements.)

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time the Company’s consolidated financial statements are prepared. On a regular basis, we review our accounting policies, assumptions, estimates and judgments to ensure that the Company’s consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could materially differ from our estimates.

Our significant accounting policies are discussed in Note 2 to the Company’s consolidated financial statements. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

Also, the Company recognizes its storage, logistics, licensing, advertising revenue, and other services revenues in accordance with the FASB's release ASU 2014-09  Revenue From Contracts With Customers Topic 606 and subsequent related amendments ("ASC 606"),  which follows five basic  steps to determine whether revenue can be recognized: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Inventory includes amounts borrowed from suppliers and customers arising from various arrangements including unallocated metal positions held by customers in the Company’s inventory, amounts due to suppliers for the use of consigned inventory, metals held by suppliers as collateral on advanced pool metals, as well as shortages in unallocated metal positions held by the Company in the supplier’s inventory.  Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position.  Amounts under these arrangements require delivery either in the form of precious metals or cash.  The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 11 to the Company’s consolidated financial statements.)

The Company enters into product financing agreements for the transfer and subsequent option or obligation to reacquire its gold and silver inventory at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, charged by the third party finance company.  During the term of the financing agreement, the third party company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the termination (repurchase) date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified as interest expense.   These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements, and are reflected in the Company’s consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is restricted) are carried at fair value, with changes in fair value included in cost of sales in the Company’s consolidated statements of income.

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

Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s consolidated balance sheets. See Note 12 to the Company’s consolidated financial statements for more information on the Company’s accounting for income taxes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial position or results of operations, see Note 2 to the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

A-Mark Precious Metals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of A-Mark Precious Metals, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 13, 2021 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of certain intangible assets related to the Company’s acquisition of JM Bullion

As described further in Note 1 to the consolidated financial statements, the Company entered into a stock purchase agreement with the selling stockholders of JM Bullion, Inc. (“JMB”), pursuant to which it acquired the remaining 79.5% interest in JMB that it did not previously own. In accounting for this transaction, the Company performed a purchase price allocation and recorded underlying assets acquired and liabilities assumed based on their estimated fair values using the information available as of the acquisition date, with the excess of the purchase price allocated to goodwill. In performing the purchase price allocation, the Company identified and recorded a customer relationship asset and a trade name asset. We identified the valuation of these intangible assets as a critical audit matter.

The principal consideration for our determination that the valuation of these intangible assets was a critical audit matter is due to the significant measurement uncertainty in determining the fair value of these assets. The fair value determination was sensitive to significant assumptions including the discount rate and the prospective financial information, both of which are unobservable. As such, there is inherent subjectivity and high estimation uncertainty in management’s judgment in identifying and determining the significant valuation assumptions and to conclude upon the appropriate valuation. As a result, obtaining sufficient appropriate audit evidence related to the assumptions required significant auditor subjectivity.

Our audit procedures related to the valuation of the customer relationship asset and the trade name asset included the following, among others. We evaluated the methodologies and tested the significant assumptions and underlying data used by the Company. Such testing included assessing the reasonableness of the prospective financial information that was the basis of the valuation. In addition, we involved a firm valuation specialist to assist in evaluating the methodology as well as evaluating the significant assumptions in the fair value estimate by comparing the discount rate to relevant observable market data.

/s/ GRANT THORNTON LLP

Newport Beach, California

September 13, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

A-Mark Precious Metals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of A-Mark Precious Metals, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2021, and our report dated September 13, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of JM Bullion, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets, revenues, and net income before provision for income taxes constituting 25, 9, and 16 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2021. As indicated in Management’s Report, JM Bullion, Inc. was acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of JM Bullion, Inc.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Newport Beach, California

September 13, 2021

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data)

	June 30, 2021	June 30, 2020
ASSETS
Current assets:
Cash(1)	$101,405	$52,325
Receivables, net(1)	89,000	49,142
Derivative assets(1)	44,536	46,325
Secured loans receivable(1)	112,968	63,710
Precious metals held under financing arrangements(1)	154,742	178,577
Inventories:
Inventories(1)	256,991	246,603
Restricted inventories	201,028	74,678
	458,019	321,281
Prepaid expenses and other assets(1)	3,557	2,659
Total current assets	964,227	714,019
Operating lease right of use assets	5,702	4,223
Property, plant, and equipment, net	8,609	5,675
Goodwill	100,943	8,881
Intangibles, net	93,633	4,974
Long-term investments	18,467	16,763
Other long-term assets	—	3,500
Total assets	$1,191,581	$758,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	185,000	$135,000
Liabilities on borrowed metals	91,866	168,206
Product financing arrangements	201,028	74,678
Accounts payable and other current liabilities	200,351	140,930
Derivative liabilities(1)	7,539	25,414
Accrued liabilities(1)	18,785	10,397
Income tax payable	5,016	2,135
Total current liabilities	709,585	556,760
Notes payable(1)	93,249	92,517
Deferred tax liabilities	19,514	62
Other liabilities	5,291	3,802
Total liabilities	827,639	653,141
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of June 30, 2021 and June 30, 2020	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 11,229,657 and 7,031,500 shares issued and outstanding as of June 30, 2021 and June 30, 2020, respectively	113	71
Additional paid-in capital	150,420	27,289
Retained earnings	212,090	73,644
Total A-Mark Precious Metals, Inc. stockholders’ equity	362,623	101,004
Noncontrolling interests	1,319	3,890
Total stockholders’ equity	363,942	104,894
Total liabilities, noncontrolling interests and stockholders’ equity	$1,191,581	$758,035

(1)	Includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

In September 2018, AM Capital Funding, LLC. (“AMCF”), a wholly owned subsidiary of Collateral Finance Corporation (
CFC”), completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "Notes").  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023.

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

The following table presents the assets and liabilities of this VIE, which are included in the consolidated balance sheets above. The holders of the Notes have a first priority security interest in the assets as shown in the table below, which are in excess of the Notes' aggregate principal amount. Additionally, the liabilities of the VIE include intercompany balances, which are eliminated in consolidation. (See Note 14.)

	June 30, 2021	June 30, 2020
ASSETS OF THE CONSOLIDATED VIE
Cash	$2,877	$26,697
Receivables, net	—	3,005
Secured loans receivable	84,817	34,739
Precious metals held under financing arrangements	23,976	20,968
Inventories	2,532	24,057
Prepaid expenses and other assets	23	16
Total assets of the consolidated variable interest entity	$114,225	$109,482
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$20,539	$13,275
Derivative liabilities	—	541
Accrued liabilities	847	387
Notes payable(2)	98,249	97,517
Total liabilities of the consolidated variable interest entity	$119,635	$111,720

(1)	This is an intercompany balance, which is eliminated in consolidation and hence is not shown on the consolidated balance sheets.
(2)	$5.0 million of the Notes are held by the Company, which is eliminated in consolidation and hence is not shown on the consolidated balance sheets.

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Years Ended
	June 30, 2021	June 30, 2020
Revenues	$7,613,015	$5,461,094
Cost of sales	7,402,817	5,394,121
Gross profit	210,198	66,973
Selling, general, and administrative expenses	(58,809)	(36,756)
Interest income	18,474	21,237
Interest expense	(19,865)	(18,859)
Earnings from equity method investments	15,547	4,878
Other income, net	1,079	348
Remeasurement gain on pre-existing equity interest	26,306	—
Unrealized (losses) gains on foreign exchange	(129)	57
Net income before provision for income taxes	192,801	37,878
Income tax expense	(31,877)	(6,387)
Net income	160,924	31,491
Net income attributable to noncontrolling interests	1,287	982
Net income attributable to the Company	$159,637	$30,509
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$19.13	$4.34
Diluted	$17.79	$4.31

Weighted average shares outstanding:
Basic	8,343,300	7,031,500
Diluted	8,972,300	7,080,500

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2019	7,031,450	71	$26,452	$43,135	$69,658	$2,908	$72,566
Net income	—	—	—	30,509	30,509	982	31,491
Share-based compensation	—	—	953	—	953	—	953
Net settlement on issuance of common shares on exercise of options	50	—	(116)	—	(116)	—	(116)
Balance, June 30, 2020	7,031,500	71	$27,289	$73,644	$101,004	$3,890	$104,894
Net income	—	—	—	159,637	159,637	1,287	160,924
Share-based compensation	—	—	1,173	—	1,173	—	1,173
Issuance of common stock sold in public offering, net of offering costs	2,875,000	29	75,315	—	75,344	—	75,344
Common stock issued for acquisition of JMB	1,047,007	10	41,598	—	41,608	—	41,608
Net settlement on issuance of common shares on exercise of options	276,150	3	3,482	—	3,485	—	3,485
Acquisition of noncontrolling interest, net of deferred taxes	—	—	1,563	—	1,563	(3,858)	(2,295)
Dividends declared ($1.50 per common share)	—	—	—	(21,191)	(21,191)	—	(21,191)
Balance, June 30, 2021	11,229,657	113	$150,420	$212,090	$362,623	$1,319	$363,942

See accompanying Notes to Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

Years Ended June 30,	2021	2020
Cash flows from operating activities:
Net income	$160,924	$31,491
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,788	2,900
Amortization of loan cost	2,162	1,484
Deferred income taxes	(2,034)	3,225
Interest added to principal of secured loans	(13)	(19)
Share-based compensation	1,173	953
Remeasurement gain on pre-existing equity method investment	(26,306)	—
Earnings from equity method investments	(15,547)	(4,878)
Dividend received from equity method investee	343	—
Changes in assets and liabilities:
Receivables	(20,880)	(22,247)
Secured loans receivable	1,932	3,086
Secured loans made to affiliates	5,755	5,261
Derivative assets	7,447	(43,897)
Income tax receivable	—	1,473
Precious metals held under financing arrangements	23,835	30,215
Inventories	(79,031)	(28,420)
Prepaid expenses and other assets	(7)	59
Accounts payable and other current liabilities	(27,446)	78,750
Derivative liabilities	(20,194)	15,443
Liabilities on borrowed metals	(76,340)	(32,938)
Accrued liabilities	5,687	3,859
Income tax payable	(4,902)	2,135
Net cash (used in) provided by operating activities	(52,654)	47,935
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(2,113)	(836)
Purchase of long-term investments	(7,996)	—
Purchase of intangible assets	—	(150)
Secured loans receivable, net	(56,932)	53,260
Acquisition of remaining noncontrolling equity interest in joint venture	(1,950)	—
Other secured loans, net	—	(3,500)
Redemption associated with acquisition of pre-existing equity method investment	17,457	—
Incremental acquisition of pre-existing equity method investment, net of cash	(78,859)	—
Net cash (used in) provided by investing activities	(130,393)	48,774
Cash flows from financing activities:
Product financing arrangements, net	126,350	(19,827)
Dividends paid	(21,191)	—
Borrowings and repayments under lines of credit, net	50,000	(32,000)
Net proceeds from the issuance of common stock	75,344	—
Debt funding issuance costs	(1,861)	(761)
Net settlement on issuance of common shares on exercise of options	3,485	(116)
Net cash provided by (used in) financing activities	232,127	(52,704)
Net increase in cash, cash equivalents, and restricted cash	49,080	44,005
Cash, cash equivalents, and restricted cash, beginning of period	52,325	8,320
Cash, cash equivalents, and restricted cash, end of period	$101,405	$52,325
Supplemental disclosures of cash flow information:
Interest paid	$17,933	$18,160
Income taxes paid	$42,426	$447
Income taxes refunded	$3,887	$819
Non-cash investing and financing activities:
Interest added to principal of secured loans	$13	$19
Fair value of shares exchanged in acquisitions	$41,608	$—
Conversion of loan to customer to equity interest	$3,500	$—

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

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services (formerly known as Wholesale Trading & Ancillary Services), (ii) Direct-to-Consumer (formerly known as Direct Sales), and (iii) Secured Lending.  Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification (“ASC”). (See Note 18.)

The Wholesale Sales & Ancillary Services and Direct-to-Consumer segment name changes had no impact on the Company's historical financial position, results of operations, cash flow, or segment level results previously reported.

Wholesale Sales & Ancillary Services

The Company operates its Wholesale Sales & Ancillary Services segment through A-Mark Precious Metals, Inc., and its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), and AM&ST Associates, LLC ("AMST" or "SilverTowne" or the "Mint").

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 1,000 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, and a trading center in El Segundo, California.  The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to Wholesale Sales activity, A-Mark offers its customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs.  As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.

Through its wholly-owned subsidiary, AMTAG, the Company promotes A-Mark's products and services to the international market. Through our wholly-owned subsidiary TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors, and collectors around the world.

The Company's wholly-owned subsidiary AMGL is based in Las Vegas, Nevada, and provides our customers an array of complementary services, including receiving, handling, inventorying, processing, packing, and shipping of precious metals and custom coins on a secure basis.

Through its wholly-owned subsidiary, AMST, the Company designs and produces minted silver products. Our mint operations allow us to provide greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments, which have historically created higher demand for precious metals products. The Company initially operated the Mint pursuant to a joint venture agreement with Silver Towne, L.P.  As of March 31, 2021, the Company and Silver Towne L.P. owned 69% and 31%, respectively, of AMST.  On April 1, 2021, the Company acquired the remaining 31% interest in AMST, which increased the Company's ownership to 100%.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc., including its four wholly-owned subsidiaries Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“SILVER.COM”), Goldline Metal Buying Corp. (“GMBC”), and Provident Metals Corp. (“PMC”), (collectively “JMB”), and Goldline, Inc., including its two subsidiaries AMIP, LLC ("AMIP") and its 50%-owned subsidiary Precious Metals Purchasing Partners, LLC ("PMPP"), (collectedly “Goldline”).

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites and marketplaces. Currently, JMB operates five separately branded, company-owned websites targeting specific niches within the precious metals retail market.  The Company acquired the 79.5% interest in JMB that it did not previously own in March 2021.

The Company acquired Goldline in August 2017 through an asset purchase transaction with Goldline, LLC, which had been in operation since 1960. Goldline is a direct retailer of precious metals to the investor community, and markets its precious metal products on television, radio, and the internet, as well as through customer service outreach.

AMIP, a wholly-owned subsidiary of Goldline, manages its intellectual property.

The Company formed and capitalized PMPP in fiscal 2019, a 50%-owned subsidiary of Goldline, pursuant to terms of a joint venture agreement, for the purpose of purchasing precious metals from the partners' retail customers, and then reselling the acquired products back to affiliates of the partners.  PMPP commenced its operations in fiscal 2020.

Direct-to-Consumer – Incremental Acquisition of a Pre-existing Equity Method Investment

Effective March 19, 2021, JMB  became a wholly-owned subsidiary of the Company.  Management’s reasons for acquiring JMB were to: (i) expand our e-commerce channel for precious coin and metals sales; (ii) assist in leveraging proven and internally developed online marketing strategies; (iii) allow us to more effectively tailor our merchandising and pricing strategies to target multiple customer demographics across our combined six unique consumer-facing brands; (iv) enhance our ability to repurchase product from new and existing customers; (v) expand our logistics footprint by adding a centrally located distribution hub in Dallas, Texas; (vi) further diversify our business between wholesale and retail distribution; (vii) allow us to offer JMB’s customers proprietary precious metal products as well as additional services, such as distribution, storage, and logistics; (viii) enable us to leverage the increased size of our combined business to achieve more favorable pricing and financing terms; (ix) provide JMB with opportunities for geographic expansion through our international presence; and (x) and facilitate JMB’s introduction of new bullion offerings to the retail market.

Transaction Summary

On March 19, 2021 (the “Acquisition Date”), pursuant to a stock purchase agreement with the selling stockholders of JMB, the Company acquired the remaining 79.5% interest in JMB that we did not previously own for total consideration of $141.1 million.  The consideration paid consisted of $99.5 million in cash and the remainder in the form of 1,047,007 shares of the Company’s common stock with a fair value of $41.6 million.  The Company incurred transaction costs of $2.6 million related to this acquisition, which is shown as a component of selling, general, and administrative expenses in the Company’s consolidated statements of income.

Business Combination

The acquisition of JMB was accounted for as a business combination that was achieved in stages.  As a result of the change of control, the Company was required to remeasure its pre-existing equity investment in JMB at fair value prior to consolidation.  The Company estimated the fair value of its 20.5% pre-existing investment in JMB to be approximately $33.9 million. The remeasurement resulted in the recognition of a pretax gain of $26.3 million, which is presented on the face of the Company’s consolidated statements of income.

Purchase Price Allocation

The total purchase consideration was $207.4 million, consisting of $99.5 million in cash, $41.6 million of A-Mark’s common stock, $33.9 million in pre-existing equity method investment, and $32.4 million in the settlement of pre-existing net payables. This amount was allocated to the fair value of assets acquired and liabilities assumed as of the Acquisition Date, with the excess purchase price recorded as goodwill.

A third-party valuation specialist assisted the Company with our fair value estimates for the net tangible and identifiable intangible assets. Management estimated that the tangible assets acquired, and liabilities assumed were recorded at fair value as of the Acquisition Date. The trade name intangible was valued using the relief-from-royalty methodology which considers estimated future discounted cash flows derived from JMB’s website domain names that existed at the Acquisition Date.  The developed technology intangible was valued using developer's profit methodology, which estimates the costs and risks associated with developing technology applications (identified as JMB’s front end platform, customer relationship management, and back-office platform software used to fulfill orders) that was discounted to the Acquisition Date.  The customer relationships intangible was valued using attrition methodology which considers estimated future discounted cash flows to be derived from the existing number of customers that existed at the Acquisition Date.

The Company has allocated the purchase price as of the Acquisition Date as follows:

in thousands
Purchase consideration — cash, common stock, and pre-existing equity method investment		$175,000
Settlement of pre-existing net payables due to A-Mark		32,400
Total purchase consideration		207,400

Assets acquired
Current assets	$101,700
Operating lease right of use assets	2,700
Property and equipment, net	2,300
Intangibles:
Trade names	43,000
Developed Technology	10,500
Customer Relationships	44,500
Liabilities assumed
Current Liabilities (1)	(65,600)
Deferred tax liabilities(2)	(21,100)
Other liabilities (1)	(2,700)
		115,300

Goodwill		$92,100

(1) In aggregate includes $3.0 million of operating lease liabilities.
(2) Includes $20.8 million relating to the excess fair value of intangibles other than goodwill over their historical cost basis.

The purchase price allocation is based on the Company's analysis of the fair value of the assets acquired. The valuation has been completed and amounts above are considered finalized. The allocation of the tangible and identifiable intangible assets requires extensive use of accounting estimates and management judgment. Certain of these estimates are material. The fair values assigned to the assets acquired and liabilities assumed are based on estimates and assumptions from data currently available. Of the goodwill, $3.9 million is expected to be deductible for tax purposes. Refer to Note 8 to the Company’s consolidated financial statements for additional information regarding goodwill and intangible assets.

Related Agreements

At the closing of the acquisition, the Company entered into the following agreements, among others: (i) a new employment agreement with Mr. Michael Wittmeyer, pursuant to which he will continue to serve as the Chief Executive Officer of JMB through June 30, 2024; (ii) a lock-up agreement between us and each JMB selling stockholder that restricts the sale or transfer of shares for 270 days after the Acquisition Date; and (iii) a registration rights agreement with certain JMB selling stockholders.

Selected Financial Information

The Company’s consolidated financial statements include the financial results of JMB for the post-acquisition period from March 20, 2021 through June 30, 2021.  For the year ended June 30, 2021, the Company’s consolidated statements of income include $673.3 million of revenue and $30.8 million of pre-tax income that is attributable to JMB.

Pro Forma Information

The following pro forma consolidated results of operations for the years ended June 30, 2021 and 2020, assumes that the acquisition of JMB occurred as of July 1, 2019.

in thousands, except for per share and share data	Years Ended
	June 30, 2021	June 30, 2020
Revenue	$8,152,982	$5,746,116
Net income	$180,508	$53,964

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

The unaudited pro forma information accounts for: (i) eliminations of equity investment income recognized prior to the acquisition and transactions between JMB and A-Mark; and (ii) adjustments to the income tax provision, revenue for JMB sales orders that were shipped but not delivered as of period end; stock compensation expense, acquisition costs, the estimated remeasurement gain, and the amortization expense resulting from the estimated fair value of the acquired finite-lived intangible assets.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC. including its two wholly-owned subsidiaries AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”), (collectively “CFC”).

Collateral Finance Corporation, LLC. is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors.

AM Capital Funding, LLC (“AMCF”), a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC.  AMCF issued and administers the Notes. (See Note 14.)

CAI is a holding company that has a 50%-ownership stake in CCP. The purpose of CCP is to provide capital to fund commercial loans secured by graded sport cards and sports memorabilia.  Formed in April 2021, CCP had no operations in fiscal 2021.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements reflect the financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, and majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary.  The Company’s consolidated financial statements include the accounts of: A-Mark, AMTAG, TDS, AMGL, AMST, CFC, JMB, and Goldline, (collectively the “Company”).  Intercompany accounts and transactions are eliminated.

Comprehensive Income

For the years ended June 30, 2021 and 2020, there were no items that gave rise to other comprehensive income or loss, and, as a result net income equaled comprehensive income.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of fair value, allowances for doubtful accounts, impairment assessments of property, plant and equipment and intangible assets, valuation allowance determination on deferred tax assets, determining the incremental borrowing rate for calculating right of use assets and lease liabilities, and revenue recognition judgments. Significant estimates also include the Company's fair value determination with respect to its financial instruments, intangible assets, and precious metals inventory. Actual results could materially differ from these estimates.

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

Business Combination

The Company accounts for business combinations by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests, if any, in an acquired entity is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities.  Net cash paid to acquire a business is classified as investing activities on the accompanying consolidated statements of cash flow.

For a given acquisition, the Company may identify certain pre-acquisition uncertainties as of the acquisition date and may extend our review and evaluation of these pre-acquisition uncertainties throughout the measurement period in order to obtain sufficient information to assess whether we include these uncertainties as a part of the purchase price allocation and, if so, to determine the estimated amounts. If we determine that a pre-acquisition contingency (non-income tax related) is probable in nature and estimable as of the acquisition date, we record our best estimate for such an uncertain possibility as a part of the preliminary purchase price allocation. We often continue to gather information and evaluate our pre-acquisition uncertainties throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition uncertainties during the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We review these items during the measurement period as we continue to actively seek and collect information relating to facts and circumstances that existed at the acquisition date. Changes to these uncertain tax positions and tax related valuation allowances made subsequent to the measurement period, or if they relate to facts and circumstances that did not exist at the acquisition date, are recorded in the "Provision for income taxes" line of the Company’s consolidated statements of income.  (See Note 1.)

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

AMCF, a wholly owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities.  The Company has various forms of on-going involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of June 30, 2021 and June 30, 2020, are indicated on the table that follows the consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2021 and June 30, 2020.

As of June 30, 2021 and June 30, 2020, the Company had $0.0 million and $0.2 million, respectively, in a bank account that is restricted and serves as collateral against a standby letter of credit issued by the bank in favor of the landlord for our office space in Los Angeles, California.

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

These arrangements are typically terminable by either party upon 14 days' notice.  Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of June 30, 2021 and June 30, 2020, precious metals held under financing arrangements totaled $154.7 million and $178.6 million respectively.

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

Leased Right of Use Assets

We lease warehouse space, office facilities, and equipment. Our operating leases with terms longer than twelve months are recorded at the sum of the present value of the lease's fixed minimum payments as operating lease right of use assets ("ROU assets") in the Company’s consolidated balance sheets.  Our finance leases (previously considered by the Company as capital leases prior to our adoption of ASC 842) are another type of ROU asset but are classified in the Company’s consolidated balance sheets as a component of property, plant, and equipment at the present value of the lease payments.

For leases that contain termination options, where the rights to terminate are held by either of us, the lessor, or both parties and it is reasonably certain that we or the lessor will exercise that option, we factor these extended or shortened lease terms into the minimum lease payments.  The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives. We use our incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases, as our leases do not have readily determinable implicit discount rates. Our incremental borrowing rate is the rate of interest that we would incur to borrow on a collateralized basis over a similar term and amount in a similar economic environment

Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. The depreciable life of ROU assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants. Components of operating lease expense for the years ended June 30, 2021 and 2020 were as follows:

in thousands
	Years Ended
	June 30, 2021	June 30, 2020
Operating lease costs	$1,509	$1,399
Variable lease costs	426	180
Short term lease costs	91	131
Finance lease costs	21	22
Sublease income	—	(108)
Total lease costs, net	$2,047	$1,624

For the year ended June 30, 2021, we made cash payments of $1.6 million for operating lease obligations. These payments are included in operating cash flows.  At June 30, 2021, the weighted-average remaining lease term under our capitalized operating leases was 6.0 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of June 30, 2021:

Years ending June 30,	Operating Leases
2022	1,710
2023	1,240
2024	1,275
2025	1,239
2026	801
Thereafter	1,519
Total lease payments	7,784
Imputed interest	(1,078)
	$6,706	(1)
Operating lease liability - current	$1,415	(2)
Operating lease liability - long-term	5,291	(3)
	$6,706	(1)

(1)	Represents the present value of the capitalized operating lease liabilities as of June 30, 2021.

(2)	Current operating lease liabilities are presented within accrued liabilities on our consolidated balance sheets.
(3)	Long-term operating lease liabilities are presented within other liabilities on our consolidated balance sheets.

The Company has no related party leases. We do not have leases that have not yet commenced, which would create significant rights and obligations for us, including any involvement with the construction or design of the underlying asset.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated using a straight-line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Depreciation and amortization commence when the related assets are placed into service. Internal-use software development costs are capitalized during the application development stage. Internal-use software costs incurred during the preliminary project stage are expensed as incurred. Land is recorded at historical cost and is not depreciated. Repair and maintenance costs are expensed as incurred. We have no major planned maintenance activities related to our plant assets associated with our minting operations

The Company reviews the carrying value of these assets for impairment whenever events and circumstances indicate that the carrying value of the asset may not be recoverable.  In evaluating for impairment, the carrying value of each asset or group of assets is compared to the undiscounted estimated future cash flows expected to result from its use and eventual disposition. An impairment loss is recognized for the difference when the carrying value exceeds the discounted estimated future cash flows. The factors considered by the Company in performing this assessment include current and projected operating results, trends and prospects, the manner in which these assets are used, and the effects of obsolescence, demand and competition, as well as other economic factors.

Finite-lived Intangible Assets

Finite-lived intangible assets consist primarily of customer relationships, non-compete agreements, and employment contracts. Existing customer relationships intangible assets are amortized in a manner reflecting the pattern in which the economic benefits of the assets are consumed.  All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one year to fifteen years. We review our finite-lived intangible assets for impairment under the same policy described above for property, plant, and equipment; that is, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Long-Term Investments

Investments in privately-held entities are accounted for using the equity method when the Company has significant influence but not control over the investee and are accounted for using the cost method when the Company has little or no influence over the investee.  Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors are considered in determining whether the equity method of accounting is appropriate. Under the equity method, the carrying value of the investment is adjusted for the Company’s proportionate share of the investee’s earnings or losses, with the corresponding share of earnings or losses reported in other income, net. The carrying value of the investment is reduced by the amount of the dividends received from the equity-method investee, as they are considered a return of capital. Under the cost method of accounting, the investment is measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an on-going evaluation of its investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated.  None of the Company’s long-term investments are reportable VIEs as of June 30, 2021 and June 30, 2020.

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

Effective October 1, 2020, A-Mark exercised its right to convert $1.0 million of the $3.5 million outstanding convertible revolving credit facility balance and exercised our right to repay in full borrower’s third-party loan, which totaled $5.8 million at the exercise date. Effective May 17, 2021, A-Mark exercised its right to convert the remaining $2.5 million outstanding convertible revolving credit facility balance to the borrower’s common stock.  As a result of the conversions, the Company currently owns 44.9% of borrower’s outstanding common stock.  As of June 30, 2021, and June 30, 2020, the carrying value of the convertible revolving credit facility was $0.0 million and $3.5 million, respectively.

Noncontrolling interest

The Company’s consolidated financial statements include entities in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interest is reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of income, revenues, expenses and net income or loss from the less-than-wholly owned subsidiary are reported at their consolidated amounts, including both the amounts attributable to the Company and the noncontrolling interest. Income or loss is allocated to the noncontrolling interest based on its weighted average ownership percentage for the applicable period. The consolidated statements of equity include beginning balances, activity for the period and ending balances for each component of stockholders’ equity, noncontrolling interest and total equity.  The table below presents the reconciliation of changes in noncontrolling interests:

in thousands
	Total
Balance as of June 30, 2019	$2,908
Net income attributable to noncontrolling interest	982
Balance as of June 30, 2020	$3,890
Net income attributable to noncontrolling interest	1,287
Acquisition of noncontrolling interest, net of deferred taxes	(3,858)	(1)
Balance as of June 30, 2021	$1,319	(2)

(1)	On April 1, 2021, the Company acquired the remaining 31% interest in the AMST joint venture, which increased the Company's ownership to 100%.
(2)	The remaining balance represents the 50% noncontrolling interests associated with the PMPP joint venture.

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

Commodity forward, and futures contracts entered into for hedging purposes are recorded at fair value on the trade date and are marked-to-market each period. The difference between the original contract values and the market values of these contracts are reflected as derivative assets or derivative liabilities in the consolidated balance sheets at fair value, with the corresponding unrealized gains or losses included as a component of cost of sales. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures and option contracts are recorded in cost of sales.

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

The Company recognizes storage revenue as the customer simultaneously receives and consumes the storage services (e.g., fixed storage fees based on the passage of time).  The Company recognizes logistics (i.e., fulfillment) revenue when the customer receives the benefit of the services.  The Company recognizes advertising and consulting revenues when the service is performed, and the benefit of the service is received by the customer.  In aggregate, these types of service revenues account for less than 1% of the Company's consolidated revenues.

Interest Income

In accordance with the Interest Topic 835 of the ASC ("ASC 835"), the following are interest income generating activities of the Company:

•

Secured Loans —  The Company uses the effective interest method to recognize interest income on its secured loans transactions.  The Company maintains a security interest in the precious metals and records interest income over the terms of the secured loan receivable. Recognition of interest income is suspended, and the loan is placed on non-accrual status when management determines that collection of future interest income is not probable. The interest income accrual is resumed, and previously suspended interest income is recognized, when the loan becomes contractually current and/or collection doubts are resolved. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income. (See Note 5.)

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

•

Spot deferred trade orders Spot deferred orders are a special type of forward delivery order that enable customers to purchase or sell certain precious metals from/to the Company at an agreed upon price but, are allowed to delay remitting or taking delivery up to a maximum of two years from the date of order.  Even though the contract allows for physical delivery, it rarely occurs for this type of order.  As a result, revenue is not recorded from these transactions.  Spot deferred orders are considered a type of financing transaction, where the Company earns a fee (interest income) under spot deferred arrangements over the period in which the order is open.

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

Earnings from Equity Method Investments

The Company's proportional interest in the reported earnings from equity method investments is shown on the consolidated statements of income as earnings from equity method investments.  Prior to the fourth quarter of fiscal 2021, the Company presented earnings from equity method investments as a component of other income (loss), net in the statements of income. Such reclassification had no impact on current or prior years’ net income, total assets, total liabilities, stockholders’ equity or cash flows.

Other Income and Expense, Net

The Company's other income and expense is royalty income, and costs associated with the purchase of Goldline.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred.  Advertising costs totaled $5.0 million and $2.2 million for the years ended June 30, 2021 and 2020.  Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses.  Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are reflected as a reduction of revenue since generally the benefits are not sufficiently separable from the sales of the Company's products to customers.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the consolidated statements of income.  Shipping and handling costs incurred totaled $17.0 million and $8.0 million, respectively, for the years ended June 30, 2021 and 2020.

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

A reconciliation of shares used in calculating basic and diluted earnings per common share for the years ended June 30, 2021 and 2020, is presented below.

in thousands
	Years Ended
	June 30, 2021	June 30, 2020
Basic weighted average shares outstanding	8,343	7,032
Effect of common stock equivalents — stock issuable under outstanding equity awards	629	49
Diluted weighted average shares outstanding	8,972	7,081

Actual common shares outstanding totaled 11,229,657 and 7,031,500 at June 30, 2021 and June 30, 2020, respectively.

Dividends

Dividends are recorded if and when they are declared by the Board of Directors.

On September 3, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on September 21, 2020.  On October 29, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on November 23, 2020.  In the aggregate, the Company paid $21.2 million in dividends during the year ended June 30, 2021.

Recently Adopted Accounting Pronouncements and Auditing Standards

From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

We adopted ASU No. 2018-15, Intangibles—Goodwill and Other: Internal-Use Software (Subtopic 350-40), which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement. The adoption of this guidance did not have a material impact on Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for us beginning July 1, 2021, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or our internal controls over financial reporting.

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments - Credit Loss (Topic 326), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. This update is effective for the Company on July 1, 2023 (for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years).  The Company does not have a history of credit loan losses.  The adoption of this guidance will not have a material impact on the Company’s financial statements or our internal controls over financial reporting.

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

The Company’s fixed-rate notes payable is reported at its aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying consolidated balance sheets. The fair value of the notes payable is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk.  The following table presents the carrying amounts and estimated fair values of the Company’s fixed-rate notes payable of June 30, 2021 and June 30, 2020:

in thousands
	June 30, 2021		June 30, 2020
	Carrying Amount	Fair value	Carrying Amount	Fair value
Notes payable	$93,249	$100,724	$92,517	$101,017

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

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and June 30, 2020, aggregated by the level in the fair value hierarchy within which the measurements fall:

in thousands
	June 30, 2021
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$457,613	$—	$—	$457,613
Precious metals held under financing arrangements	154,742	—	—	154,742
Derivative assets — open sale and purchase commitments, net	38,340	—	—	38,340
Derivative assets — futures contracts	4,510	—	—	4,510
Derivative assets — forward contracts	1,686	—	—	1,686
Total assets, valued at fair value	$656,891	$—	$—	$656,891
Liabilities:
Liabilities on borrowed metals	$91,866	$—	$—	$91,866
Product financing arrangements	201,028	—	—	201,028
Derivative liabilities — open sale and purchase commitments, net	243	—	—	243
Derivative liabilities — margin accounts	2,806	—	—	2,806
Derivative liabilities — futures contracts	465	—	—	465
Derivative liabilities — forward contracts	4,025	—	—	4,025
Total liabilities, valued at fair value	$300,433	$—	$—	$300,433

(1)	Commemorative coin inventory totaling $406 thousand is held at lower of cost or realizable value, and thus is excluded from the inventories balance shown in this table.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an on-going basis but are subject to fair value adjustments only under certain circumstances. These include (i) investments in private companies when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets, (ii) equity method investments that are remeasured to the acquisition-date fair value upon the Company obtaining a controlling interest in the investee during a step acquisition, (iii) property, plant, and equipment and definite-lived intangibles, (iv) goodwill, or (v) indefinite-lived intangibles, all of which are written down to fair value when they are held for sale or determined to be impaired.

Non-recurring valuations use significant unobservable inputs and significant judgments and therefore fall under Level 3 of the fair value hierarchy.  The valuation inputs include assumptions on the appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples, and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective equity method investment, asset group, or reporting unit. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable transactions and comparable public company trading values.

During the year end June 30, 2021, the Company used a third-party independent valuation specialist to assist us to determine the fair value on the net assets acquired in connection with Company’s step acquisition of JMB. (See Note 1.) The following valuation techniques were used: (i) relief from royalty (ii) cost replacement and (iii) multi-period excess earnings, related to the valuation of trade names, developed technology and customer relationships, respectively.  As of March 19, 2021, the fair values of the trade names, developed technology, customer relationships, and goodwill totaled $43.0 million, $10.5 million $44.5 million, and $92.1 million, respectively.

4. RECEIVABLES

Receivables consist of the following as of June 30, 2021 and June 30, 2020:

in thousands
	June 30, 2021	June 30, 2020
Customer trade receivables	$12,197	$6,047
Wholesale trade advances	26,959	10,167
Due from brokers	49,844	32,928
	$89,000	$49,142

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans as of June 30, 2021 and June 30, 2020:

in thousands
	June 30, 2021		June 30, 2020
Secured loans originated	$36,080		$30,019
Secured loans originated - with a related party	3,042		8,797
	39,122		38,816
Secured loans acquired	73,846	(1)	24,894	(2)
	$112,968		$63,710

(1)	Includes $5 thousand of loan premium as of June 30, 2021
(2)	Includes $6 thousand of loan premium as of June 30, 2020.

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

As of June 30, 2021 and June 30, 2020, our secured loans carried weighted-average effective interest rates of 8.9% and 8.9%, respectively, and mature in periods ranging typically from on-demand to one year.

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

Class and Credit Quality of Loans

The two classes of secured loan receivables are defined by collateral type: (i) bullion items, and (ii) numismatic and semi-numismatic coins.  The Company required loan-to-value ratio varies with the class of loans. Typically, the Company requires a loan-to-value ratio of approximately 75% for bullion and 65% for numismatic and semi-numismatic collateral.  The reason for the lower loan-to-value ratio for numismatic loans is that, on a percentage basis, more of the value of the numismatic coin relates to its premium value rather than its underlying commodity value.

The Company's secured loans by portfolio class, which align with internal management reporting, are as follows:

in thousands
	June 30, 2021		June 30, 2020
Bullion	$88,332	78.2%	$36,445	57.2%
Numismatic and semi-numismatic	24,636	21.8%	27,265	42.8%
	$112,968	100.0%	$63,710	100.0%

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

in thousands
	June 30, 2021		June 30, 2020
Loan-to-value of less than 75%	$96,602	85.5%	$58,296	91.5%
Loan-to-value of 75% or more	16,366	14.5%	5,414	8.5%
	$112,968	100.0%	$63,710	100.0%

The Company had no loans with a loan-to-value ratio in excess of 100% as of June 30, 2021 and June 30, 2020.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral.  Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default before a loan becomes non-performing.  In the event a loan was to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value.  As of June 30, 2021 and June 30, 2020, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due, non-performing, or in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income. For the years ended June 30, 2021 and 2020, the Company incurred no loan impairment costs or loans placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive.  Below, our inventory is summarized by classification at June 30, 2021 and June 30, 2020:

in thousands
	June 30, 2021	June 30, 2020
Inventory held for sale	$159,319	$153,412
Repurchase arrangements with customers	75,063	70,988
Consignment arrangements with customers	1,327	2,842
Commemorative coins, held at lower of cost or net realizable value	406	17
Borrowed precious metals	20,876	19,344
Product financing arrangements, restricted	201,028	74,678
	$458,019	$321,281

Inventory Held for Sale.  Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, and product financing arrangements.  As of June 30, 2021 and June 30, 2020, the inventory held for sale totaled $159.3 million and $153.4 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice.  Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2021 and June 30, 2020, included within inventories is $75.1 million and $71.0 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers.  The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of June 30, 2021 and June 30, 2020 totaled $1.3 million and $2.8 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins.  Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and are included in inventories at the lower of cost or net realizable value and totaled $406,000 and $17,000 as of June 30, 2021 and June 30, 2020, respectively.

Borrowed Precious Metals.  Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory.  Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $20.9 million and $19.3 million as of June 30, 2021 and June 30, 2020, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the consolidated balance sheets.

Product Financing Arrangements.  This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company.  During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date.  These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligations totaled $201.0 million and $74.7 million as of June 30, 2021 and June 30, 2020, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 11.)  As of June 30, 2021 and June 30, 2020, the unrealized (losses) gains resulting from the difference between market value and cost of physical inventory were $(5.6) million and $6.5 million, respectively.

Premium component of inventory

The premium component, at market value, included in the inventory as of June 30, 2021 and June 30, 2020 totaled $11.0 million and $3.7 million, respectively.

7. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at June 30, 2021 and June 30, 2020:

in thousands
	June 30, 2021	June 30, 2020
Office furniture, and fixtures	$2,373	$2,142
Computer equipment	1,069	900
Computer software	5,387	5,288
Plant equipment	5,535	3,450
Building	505	322
Leasehold improvements	3,009	2,804
Total depreciable assets	17,878	14,906
Less: Accumulated depreciation and amortization	(10,714)	(9,267)
Property and equipment not placed in service	1,409	—
Land	36	36
Property, plant, and equipment, net	$8,609	$5,675

Depreciation and amortization expense for the years ended June 30, 2021 and 2020 was $1.4 million and $1.9 million, respectively. For the periods presented, no depreciation or amortization expense was allocated to cost of sales.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is an intangible asset that arises when a company acquires an existing business or assets (net of assumed liabilities) which comprise a business.  In general, the amount of goodwill recorded in an acquisition is calculated as the purchase price of the business minus the fair market value of the tangible assets and the identifiable intangible assets, net of the assumed liabilities. Goodwill and intangibles can also be established by push-down accounting.  Below is a summary of the significant transactions that generated goodwill and intangible assets of the Company:

•

In connection with the acquisition of A-Mark by Spectrum Group International, Inc. in July 2005, the accounts of the Company were adjusted using the push down basis of accounting to recognize the allocation of the consideration paid to the respective net assets acquired. In accordance with the push down basis of accounting, the Company's net assets were adjusted to their fair values as of the date of the acquisition based upon an independent appraisal.

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

•

In March 2021, the Company acquired 100% ownership-control of JMB, in which we previously held a 20.5% equity interest. As required, we remeasured our previously held equity interest in JMB at the acquisition-date fair value and measured our identifiable intangible assets and goodwill as if we had sold the previously held interest, recognizing an estimated remeasurement gain in earnings. We recognized a $26.3 million gain and measured the value of identifiable intangible assets and goodwill at $98.0 million and $92.1 million, respectively.

Carrying Value

The carrying value of goodwill and other purchased intangibles as of June 30, 2021 and June 30, 2020 is as described below:

dollar amounts in thousands
			June 30, 2021				June 30, 2020
	Estimated Useful Lives (Years)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	4.7	$53,498	$(15,832)	$—	$37,666	$8,998	$(7,307)	$—	$1,691
Developed technology	4	3.8	10,500	(741)	—	9,759	—	—	—	—
Non-compete and other	3 - 5	0.9	2,300	(2,256)	—	44	2,300	(2,187)	—	113
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(288)	—	7
Intangibles subject to amortization			66,593	(19,124)	—	47,469	11,593	(9,782)	—	1,811
Trade names and trademarks	Indefinite	Indefinite	47,454	—	(1,290)	46,164	4,454	—	(1,291)	3,163
Identifiable intangible assets			$114,047	$(19,124)	$(1,290)	93,633	$16,047	$(9,782)	$(1,291)	$4,974
Goodwill	Indefinite	Indefinite	$102,307	$—	$(1,364)	$100,943	$10,245	$—	$(1,364)	$8,881

The Company's intangible assets are subject to amortization except for trade names and trademarks, which have an indefinite life. Existing customer relationships intangible assets are amortized in a manner reflecting the pattern in which the economic benefits of the assets are consumed.  All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one to fifteen years.  Amortization expense related to the Company's intangible assets for the years ended June 30, 2021 and 2020 was $9.3 million and $1.0 million, respectively. For the presented periods, no amortization expense was allocated to cost of sales.

Impairment

The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to the Direct-to-Consumer segment.  No further impairment of goodwill or indefinite-lived intangible assets has occurred since fiscal 2018.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2022	25,669
2023	9,893
2024	7,382
2025	4,240
2026	47
Thereafter	238
Total	$47,469

9. LONG-TERM INVESTMENTS

As of June 30, 2021, the Company had five investments in privately-held entities. The Company has determined that it is appropriate to account for four of these investments under the equity method of accounting, and the remaining investment under the cost-basis method of accounting.

The following table shows the carrying value and ownership percentage of the Company's investment in each entity:

	June 30, 2021			June 30, 2020
Entity	Carrying Value		Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)			(in thousands)
Company A	$3,795		7.4%	$2,529	7.4%
JMB (formerly company B)	—	(1)	0.0%	13,296	20.6%
Company C	1,940	(2)	10.0%	938	10.0%
Company D	10,499		44.9%	—	0.0%
Company E	233		33.3%	—	0.0%
Company F	2,000		50.0%	—	0.0%
	$18,467			$16,763

(1)	On March 19, 2021, JMB became a consolidating entity of the Company, when we acquired 100% of JMB (See Note 1). Previously, we held a noncontrolling equity interest in JMB
(2)	After June 30, 2021, the Company increased its ownership interest to 49.0% of this privately held entity. (See Note 19)

The Company considers all of our equity method investees to be related parties.  See Note 13 for a summary of the Company's aggregate balances and activity with these related party entities.

10. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

in thousands
	June 30, 2021	June 30, 2020
Trade payables to customers	$1,561	$2,316
Other accounts payable	4,374	2,849
Deferred revenue	20,508	6,141
Advances from customers	173,908	129,624
	$200,351	$140,930

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

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments).  As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the consolidated balance sheets.  Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts.  In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of June 30, 2021 and June 30, 2020.

in thousands
	June 30, 2021				June 30, 2020
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$56,923	$(18,583)	$—	$38,340	$48,896	$(2,672)	$—	$46,224
Future contracts	4,510	—	—	4,510	—	—	—	—
Forward contracts	1,686	—	—	1,686	101	—	—	101
	$63,119	$(18,583)	$—	$44,536	$48,997	$(2,672)	$—	$46,325
Nettable derivative liabilities:
Open sale and purchase commitments	$1,410	$(1,167)	$—	$243	5,653	$(1,304)	$—	$4,349
Margin accounts	7,322	—	(4,516)	2,806	14,616	—	(9,236)	5,380
Future contracts	465	—	—	465	12,477	—	—	12,477
Forward contracts	4,025	—	—	4,025	3,208	—	—	3,208
	$13,222	$(1,167)	$(4,516)	$7,539	$35,954	$(1,304)	$(9,236)	$25,414

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

Below is a summary of the net gains (losses) on derivative instruments for the years ended June 30, 2021 and 2020.

in thousands
	Years Ended
	June 30, 2021	June 30, 2020
Gains (losses) on derivative instruments:
Unrealized gains on open future commodity and forward contracts and open sale and purchase commitments, net	$8,874	$37,163
Realized losses on future commodity contracts, net	(134,496)	(29,105)
	$(125,622)	$8,058

The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the consolidated statements of income.

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments that is subject to price risk as of June 30, 2021 and June 30, 2020.

in thousands
	June 30, 2021	June 30, 2020
Inventories	$458,019	$321,281
Precious metals held under financing arrangements	154,742	178,577
	612,761	499,858
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(406)	(17)
Premium on metals position	(11,017)	(3,684)
Precious metal value not hedged	(11,423)	(3,701)
	601,338	496,157
Commitments at market:
Open inventory purchase commitments	987,926	514,553
Open inventory sales commitments	(590,156)	(309,134)
Margin sale commitments	(7,322)	(14,652)
In-transit inventory no longer subject to market risk	(16,707)	(3,605)
Unhedgeable premiums on open commitment positions	8,638	2,779
Borrowed precious metals	(91,866)	(168,206)
Product financing arrangements	(201,028)	(74,678)
Advances on industrial metals	287	318
	89,772	(52,625)
Precious metal subject to price risk	691,110	443,532
Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	175,352	73,948
Precious metals futures contracts at market values	514,240	369,842
Total market value of derivative financial instruments	689,592	443,790

Net precious metals subject to commodity price risk	$1,518	$(258)

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of June 30, 2021 and June 30, 2020, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	June 30, 2021	June 30, 2020
Purchase commitments	$987,926	$514,553
Sales commitments	$(590,156)	$(309,134)
Margin sales commitments	$(7,322)	$(14,652)
Open forward contracts	$175,352	$73,948
Open futures contracts	$514,240	$369,842

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2021, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Foreign Currency Exchange Rate Management

The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions.  These contracts generally have maturities of less than one week.

Unrealized (losses) gains on foreign exchange derivative instruments related to open trades are shown on the face of the consolidated statements of income totaled $(129,000) and $57,000 for the years ended June 30, 2021 and 2020, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands
	June 30, 2021	June 30, 2020
Foreign exchange forward contracts	$6,541	$4,599
Open sale and purchase commitment transactions, net	$4,311	$3,475

12. INCOME TAXES

Net income from operations before provision for income taxes is shown below:

in thousands
	Years Ended
	June 30, 2021	June 30, 2020
U.S.	$192,771	$37,855
Foreign	30	23
	$192,801	$37,878

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate for the years ended June 30, 2021 and 2020 are shown below:

in thousands
	Years Ended
	June 30, 2021	June 30, 2020
Current:
Federal	$28,899	$2,916
State and local	4,954	239
Foreign	97	6
	33,950	3,161
Deferred:
Federal	(2,961)	2,704
State and local	888	522
	(2,073)	3,226
Income tax expense	$31,877	$6,387
Effective tax rate	16.5%	16.9%

Our effective tax rate was approximately 16.5% and 16.9% for the years ended June 30, 2021 and 2020, respectively.  For the year ended June 30, 2021, our effective tax rate differs from the federal statutory rate primarily due to the exclusion of the fair value remeasurement gain of our pre-existing equity investment in JMB, a one-time benefit from the reversal of the previously established deferred tax liability related to our equity investment in JMB, an exclusion of the fiscal 2021 pre-acquisition period JMB equity earnings, the foreign derived intangible income special deduction, and an adjustment made to pre-acquisition deferred taxes related to our investment in AMST, offset by state taxes (net of federal tax benefit), state tax rate change, and other normal course non-deductible expenditures.  For the year ended June 30, 2020, the Company recorded tax expense which differed from the statutory rates primarily due to state taxes (including state minimum franchise taxes net of federal tax benefit), offset by the foreign derived intangible income special deduction, NOL carrybacks, and other normal course non-deductible expenditures.

A reconciliation of the income tax provisions to the amounts computed by applying the statutory federal income tax rate to income before income tax provisions for the years ended June 30, 2021 and 2020, are set forth below:

in thousands
	June 30, 2021	June 30, 2020
Federal income tax	$40,488	$7,954
State tax, net of federal benefit	3,935	642
Derecognition and remeasurement gain in acquired noncontrolling interest	(5,524)	—
Reversal of pre-acquisition equity earnings	(2,457)	—
Foreign derived intangible income	(2,427)	(579)
Reversal of existing pre-acquisition deferred taxes in equity-method investment	(1,558)	—
Stock based compensation	(1,233)	—
Reversal of pre-acquisition deferred taxes in joint venture	(981)	—
State rate change	950	—
Transaction costs	461	—
Permanent adjustments	(195)	(184)
Foreign rate differential	91	—
Uncertain tax positions	(14)	(62)
Return to Provision	(80)	—
NOL Carryback	—	(1,492)
Other	421	108
	$31,877	$6,387

Tax Balances and Activity

Income Taxes Receivable and Payable

As of June 30, 2021, income taxes payable totaled $5.0 million compared to $2.1 million in the comparative period.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  As of June 30, 2021 and June 30, 2020, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.  A tax valuation allowance was considered unnecessary as of management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of June 30, 2021, the consolidated balance sheets reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $1.7. million and a federal deferred tax liability of $17.8 million. As of June 30, 2020, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax asset of $1.0 million primarily comprised of net operating loss carryforwards and a federal deferred tax liability of $1.1 million.

On March 19, 2021, JMB became a wholly owned subsidiary of the Company as a result of our acquisition of the remaining interest that we did not previously own.  On the Acquisition Date, the Company has considered the deferred tax impact of the excess fair value of the assets and liabilities accounted for in the business combination over their historical cost basis. Included in the June 30, 2021 balance is $21.1 million of deferred tax liabilities, $20.8 million of which relates to the excess fair value of intangibles other than goodwill over their historical cost basis and $0.3 million relating to JMB’s historical carryover deferred taxes that we assumed.

The schedule of deferred taxes presented below summarizes the components of deferred taxes that have been classified as deferred tax assets and deferred tax liabilities related to taxable and deductible temporary differences as of June 30, 2021 and June 30, 2020:

in thousands
	June 30, 2021	June 30, 2020
Accrued compensation	$189	$118
Lease liabilities	1,871	1,091
Stock-based compensation	1,067	1,025
State tax accrual	391	41
Net operating loss carry forwards	855	878
Accruals and reserves	—	17
Other	50	45
Deferred tax assets	4,423	3,215

Intangible assets	(20,834)	(416)
Fixed assets	(438)	(56)
Earnings from equity method investment	(981)	(1,679)
Investment in partnership	—	(194)
Right of use assets	(1,633)	(887)
Other	(51)	(45)
Deferred tax liabilities	(23,937)	(3,277)

Net deferred tax liability	$(19,514)	$(62)

Net Operating Loss Carryforwards

As of June 30, 2021 and June 30, 2020, the Company has approximately $12.2 million and $12.6 million, state and city net operating loss carryforwards, respectively. The Company's combined state and city tax-effected net operating loss carryforwards totaled, as of June 30, 2021 and June 30, 2020, $0.9 million and $0.9 million, respectively.  These state and city net operating loss carryforwards start to expire in the year ending June 30, 2030.

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

Below is a reconciliation of the net unrecognized tax benefits for the years ended June 30, 2021 and 2020:

in thousands
	June 30, 2021	June 30, 2020
Beginning balance	$163	$216
Reductions due to lapse of statute of limitations	(26)	(53)
Additions as a results of tax positions taken during current period	140	—
	$277	$163

In addition to the $277,000 of accrued tax expense related to unrecognized tax positions, as shown in the table above, the Company has $79,000 of interest and $69,000 of penalties accrued to date related to its uncertain tax positions. As of June 30, 2021, the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $425,000, and, if recognized, would reduce the Company's effective tax rate.

During the quarter, JMB became a wholly owned subsidiary of the Company as a result of our taxable stock purchase of the remaining interest in JMB.  We have considered JMB in our analysis of unrecognized tax benefit and increases during the year reflect certain inherited uncertain tax positions of JMB. (See Note 1.)

Tax Examinations

With exception of the open examinations noted below, either prior federal, state or local examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed for tax years through June 30, 2017.

Open Tax examinations

•

In November 2020, the Internal Revenue Service notified JMB that its tax return for the period ended December 31, 2018 had been selected for examination. The audit is in the early stage of information exchange and the Company is not aware of any related tax or assessments at this time.

13. RELATED PARTY TRANSACTIONS

Related parties are entities that the Company controls or has the ability to significantly influence. Related parties also include persons who are affiliated with related entities or the Company who are in a position to influence corporate decisions (such as owners, executives, board members and their families).  In the normal course of business, we enter into transactions with our related parties. Below is a list of related parties with whom we have had significant transactions during the presented periods:

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

2)	Silver Towne, L.P. Through March 31, 2021, Silver Towne L.P. was noncontrolling owner of AMST (i.e., the Company's minting operations).
3)	Equity method investees. As of June 30, 2021, the Company has four investments in privately-held entities, each of which each has been determined to be equity method investee.

Our related party transactions include (i) sales and purchases of precious metals (ii) financing activities (iii) repurchase arrangements, and (iv) hedging transactions.

Below is a summary of our related party transactions. Reported transactions from the comparable prior period have been updated, as needed, to include the balances and activity attributable to the related parties identified at June 30, 2021.

Balances with Related Parties

Receivables and Payables, Net

As of June 30, 2021 and June 30, 2020, the Company had related party receivables and payables balances as set forth below:

in thousands
	June 30, 2021			June 30, 2020
	Receivables		Payables	Receivables	Payables
Stack's Bowers Galleries	$3,576		$—	$7,981	$—
Equity method investees(2)	10,693	(1)	84	5,522	3,421
SilverTowne L.P.	—		36	77	—
	$14,269		$120	$13,580	$3,421

(1)	Balance primarily represents receivables, net (shown as components of receivables and derivative assets).
(2)	As of June 30, 2021, the balance excludes the net receivables or payables of JMB, as a result of it becoming a consolidated entity of the Company as of March 19, 2021. (See Note 1.)

Long-term Investments

As of June 30, 2021 and June 30, 2020, the aggregate carrying balance of the equity method investments was $18.2 million and $16.8 million, respectively. (See Note 9.)

Secured Loans Receivable

On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $5.3 million. The loan is secured by precious metals and numismatic products.  As of June 30, 2021 and June 30, 2020, the outstanding principal balance of this loan was $0.0 million and $0.7 million, respectively.

On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. As of June 30, 2021 and June 30, 2020, the outstanding principal balance of this loan was $3.0 million and $8.0 million, respectively.

Other Long-term Assets

On September 19, 2019, the Company, as lender, entered into a convertible revolving credit facility with one of its privately-held customers (the borrower) that provides the borrower an aggregate principal amount of up to $4.0 million, bearing interest at 12.0% per annum.  Effective October 1, 2020, A-Mark exercised its right to convert $1.0 million of the $3.5 million outstanding convertible revolving credit facility balance and exercised our right to repay in full borrower’s third-party loan, which totaled $5.8 million at the exercise date. Effective May 17, 2021, A-Mark exercised its right to convert the remaining $2.5 million outstanding convertible revolving credit facility balance to the borrower’s common stock.  As a result of the conversions, the Company currently owns 44.9% of borrower’s outstanding common stock.  As of June 30, 2021, and June 30, 2020, the carrying value of the convertible revolving credit facility was $0.0 million and $3.5 million, respectively. (See Note 2.)

Activity with Related Parties

Sales and Purchases

During the years ended June 30, 2021 and 2020, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Years Ended
	June 30, 2021				June 30, 2020
	Sales		Purchases		Sales	Purchases
Stack's Bowers Galleries	$59,037		$66,122		$53,783	$47,765
Equity method investees	1,622,199	(1)	17,020	(1)	1,094,195	31,847
SilverTowne L.P.	16,837		4,827		8,061	748
	$1,698,073		$87,969		$1,156,039	$80,360

(1)	Includes sales and purchases with JMB through the Acquisition Date.

Interest Income

During the years ended June 30, 2021 and 2020, the Company earned interest income related to loans made to Stack's Bowers and from financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Years Ended
	June 30, 2021		June 30, 2020
Interest income from secured loans receivables	$249		$917
Interest income from finance products and repurchase arrangements	8,042	(1)	6,341
	$8,291		$7,258

(1)	Includes JMB’s interest income from the beginning of the period through the Acquisition Date.

Equity method investments — Earnings and Dividends Received

During the years ended June 30, 2021 and 2020, the Company recorded its proportional share of its equity method investee's net income as other income that totaled $15.5 million and $4.9 million, respectively. Note that due our acquisition of JMB, the Company recorded its proportional share of JMB’s net income through to the Acquisition Date.  Beginning on March 20, 2021, JMB’s results of operations were included in the Company’s consolidated results.

During the years ended June 30, 2021 and 2020, the Company received $0.3 million and $0.0 million, respectively, of dividend payments from an equity method investee.

Other Income

During the years ended June 30, 2021 and 2020, the Company earned royalty income related to one of CFC's secured lending agreements with Stack's Bowers that totaled $1.1 million and $0.6 million, respectively.

14. FINANCING AGREEMENTS

Lines of Credit

Effective March 26, 2021, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as lead lender and administrative agent, and Macquarie Bank Limited acts as syndication agent.  The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and subsidiary guarantees, except for CFC.

As of June 30, 2021, and as a result of various amendments, the Trading Credit Facility provided the Company with access up to $270.0 million, featuring a $220.0 million base, with a $50.0 million accordion option.  The Trading Credit Facility is scheduled to mature on March 25, 2022.  Loan costs have been capitalized when incurred and are amortized over the term of the Trading Credit Facility.  As of June 30, 2021 and June 30, 2020, the remaining unamortized balance of loan costs was approximately $0.9 million and $0.5 million, respectively.

The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans. The one-month LIBOR rate was approximately 0.10% and 0.16% as of June 30, 2021 and June 30, 2020, respectively. The Trading Credit Facility agreement contains provisions to accommodate the replacement of the existing LIBOR-based rate with a successor Secured Overnight Financing Rate (“SOFR”) based rate upon a triggering event. The Trading Credit Facility was amended after June 30, 2021 and now provides for a $330 million credit facility, consisting of a $280 million base and a $50 million accordion feature. See Note 19.

Borrowings are due on demand and totaled $185.0 million and $135.0 million at June 30, 2021 and June 30, 2020, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $65.4 million and $76.3 million as determined on June 30, 2021 and June 30, 2020, respectively.

The Trading Credit Facility contains various restrictive financial covenants, all of which the Company was in compliance as of June 30, 2021.

Interest expense related to the Company’s lines of credit totaled $5.9 million and $7.0 million, which represents 29.5% and 37.1% of the total interest expense recognized, for the years ended June 30, 2021 and 2020, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.63% and 4.01%, respectively, for the years ended June 30, 2021 and 2020.

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

AMCF applied the net proceeds from the sale to the Company’s purchase loans and precious metals inventory, and to pay certain costs and expenses. CFC and A-Mark may from time to time also contribute cash or sell precious metals to AMCF in exchange for cash or subordinated, deferred payment obligations from AMCF.  In addition, AMCF may from time to time sell precious metals to A-Mark for cash.

As of June 30, 2021, the consolidated carrying balance of the Notes was $93.2 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $1.8 million, which is amortized using the effective interest method through the maturity date.  As of June 30, 2021, the balance of the interest payable was $0.2 million.  Interest on the Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the years ended June 30, 2021 and 2020, the interest expense related to the Notes (including loan amortization costs) totaled $5.7 million and $5.6 million, which represents 28.7% and 29.8% of the total interest expense recognized by the Company, respectively.  For the years ended June 30, 2021 and 2020, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed precious metals with market values totaling $91.9 million as of June 30, 2021, with corresponding metals totaling $71.0 million and $20.9 million included in precious metals held under financing arrangements and inventories, respectively, on the consolidated June 30, 2021 balance sheet.  The Company recorded liabilities on borrowed metals with market values totaling $168.2 million as of June 30, 2020 with corresponding metals totaling $148.9 million and $19.3 million included in precious metals held under financing arrangements and inventories, respectively, on the consolidated June 30, 2020 balance sheet.

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

Product Financing Arrangements

The Company has agreements with third party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the consolidated statements of income. Such obligations totaled $201.0 million and $74.7 million as of June 30, 2021 and June 30, 2020, respectively.

15. COMMITMENTS AND CONTINGENCIES

Employment and Non-Compete Agreements

At June 30, 2021, the Company was a party to various employment agreements and non-compete and/or non-solicitation agreements with its employees, including employment agreements with (a) Thor Gjerdrum, our President, which expires on June 30, 2022, (b) Greg Roberts, our Chief Executive Officer and Brian Aquilino, our Chief Operating Officer, which expire on June 30, 2023, and (c) Michael Wittmeyer, Chief Executive Officer of JMB, which expires on June 30, 2024. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Employee Benefit Plan

The Company maintains an employee retirement savings plan for United States employees under the Internal Revenue Code section 401(k).  There is an automatic default contribution for newly eligible employees in which 3% will be deducted pre-tax from the employee’s pay and invested in their default fund unless directed otherwise.   Employees are eligible to participate in the plan after three complete calendar months of service by the next plan entry date and are 21 years of age.  All contributions are immediately vested. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributes 30% of the eligible employees' contributions on the first 60% of the participants' compensation to the IRS maximum annual contribution. The Company's matching 401(k) contributions totaled $382,000 and $276,000 for the years ended June 30, 2021 and 2020, respectively.

Operational Contingencies

AMST entered into an exclusive supplier agreement, with an unrelated third-party, whereby this supplier agreed to supply all of AMST's requirements for refined silver used for producing the silver products. The term of the agreement is not explicitly defined and contains automatic two-year term renewals (unless terminated prior thereto).  Pricing under the agreement is subject to adjustments every six months.

A-Mark has also guaranteed AMST's obligations under its agreement with this supplier to lease 100,000 ounces of refined silver. The lease term maturity date is not explicitly defined and contains automatic one year renewal (unless terminated prior thereto), and the lease fees are subject to adjustments every six months.

Legal Matters

The Company is from time to time party to various lawsuits, claims and other proceedings that arise in the ordinary course of its business. In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. We review our litigation matters each quarter to assess whether loss contingency reserves are required in accordance with GAAP based on our review.

COVID-19

The Company remains exposed to the effects of the COVID-19 pandemic.  The pandemic has caused significant disruption in the financial markets both globally and in the United States. The resulting macroeconomic events have contributed to an increase in the business conducted by the Company, but also pose certain risks and uncertainties for the Company.  The Company does not know how long the COVID-19 pandemic will continue, the extent to which the effects that the Company has experienced from the pandemic thus far will persist, or whether other effects on the Company and its businesses will materialize in the short or long term.

16. STOCKHOLDERS’ EQUITY

Stock Issuances

On March 4, 2021, we entered into an underwriting agreement with D.A. Davidson & Co., as representative of the several underwriters identified therein, relating to the sale of 2,500,000 shares of our common stock, par value $0.01 per share, at a price to the public of $28.00 per share and granted the underwriters a 30-day option to purchase from the Company up to an additional 375,000 shares of our common stock, par value $0.01 per share, at a price to the public of $28.00 per share to cover over-allotments (the “Offering”).

On March 8, 2021 and March 10, 2021, the Company issued 2,500,000 shares and 375,000 shares, respectively, related to the Offering.  The Offering generated $80.5 million in gross proceeds from the sale of the shares.  The Company received approximately $75.3 million of net proceeds, after offering costs of approximately $5.2 million, which included underwriter discounts and fees, legal and professional fees, and commissions that were directly related to the Offering.  The Offering costs were charged to stockholder’s equity upon completion of the Offering.  The Company used the net proceeds from the Offering to fund a portion of the consideration payable in connection with our acquisition of stock of JMB not previously owned by us. (See Note 1.)

On March 19, 2021, the Company issued 1,047,007 shares of the Company’s common stock with a fair value of $41.6 million to the selling shareholders of JMB as partial consideration for the acquisition of JMB.  (See Note 1).

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorizes the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, and other factors.  As of June 30, 2021, no shares had been repurchased under the program.

Dividends

On September 3, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on September 21, 2020.  On October 29, 2020, the Company's Board of Directors declared a non-recurring special dividend of $1.50 per share to common stock shareholders of record at the close of business on November 23, 2020.  In the aggregate, the Company paid $21.2 million in dividends during the year ended June 30, 2021.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved by the Company's stockholders on November 2, 2017.  As of June 30, 2021, 94,943 shares were available for issuance under the 2014 Plan, which terminates in 2027.

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

Valuation and Significant Assumptions of Equity Awards Issued

The Company uses the Black-Scholes option pricing model, which uses various inputs such as the common share price and estimates that include the risk-free interest rate, volatility, expected life and dividend yield. The weighted-averages for key assumptions used in determining the fair value of options granted during the years ended June 30, 2021 and 2020 follows:

	Years Ended
	June 30, 2021	June 30, 2020
Average volatility	41.76%	36.37%
Risk-free interest rate	0.46%	1.62%
Weighted-average expected life in years	6.1	6.3
Dividend yield rate annual	0.0%	0.0%

As of June 30, 2021 there were no awards with performance conditions nor awards with market conditions.

Stock Options

During the years ended June 30, 2021 and 2020, the Company incurred $1,053,175 and $838,236 of compensation expense related to stock options, respectively.  As of June 30, 2021, there was total remaining compensation expense of $3,226,290 related to employee stock options, which will be recorded over a weighted average vesting period of approximately 2.2 years.

Two obligatory events were triggered as a result of the non-recurring special dividends declared on September 3, 2020 and October 29, 2020. In accordance with the terms of the Company’s equity award plans under which the options were issued, an adjustment was required to protect the holders of such stock options from decreases in the value of the stock options due to payment of the non-recurring special dividends. Each of these events decreased the exercise price of outstanding stock options by $1.50 per dividend, effective on the respective dates of record (September 21, 2020 and November 23, 2020).  The fair value of the options before and after these events were unchanged and therefore no incremental stock-based compensation was recorded.

The following table summarizes the stock option activity for the year ended June 30, 2021.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2020	1,249,813	$15.24	$6,061	$5.34
Granted	196,000	$35.50
Exercises	(285,185)	$13.30
Cancellations, expirations and forfeitures	(1,600)	$18.66
Outstanding at June 30, 2021	1,159,028	$16.01	$35,343	$6.88
Exercisable at June 30, 2021	692,651	$13.76	$22,675	$5.78

Following is a summary of the status of stock options outstanding as of June 30, 2021.

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$10.00	452,246	6.19	$6.58	227,092	3.93	$6.20
$10.01	$15.00	174,115	7.11	$11.42	128,892	6.96	$11.60
$15.01	$25.00	376,667	5.18	$20.01	336,667	4.70	$19.70
$25.01	$60.00	156,000	9.69	$38.79	—	—	$—
		1,159,028	6.47	$16.01	692,651	4.87	$13.76

The following table summarizes the nonvested stock option activity for the year ended June 30, 2021.

	Options	Weighted Average Grant Date Fair Value Per Award
Nonvested Outstanding at June 30, 2020	423,002	$4.14
Granted	196,000	$14.70
Vested	(152,625)	$4.32
Nonvested Outstanding at June 30, 2021	466,377	$8.52

Restricted Stock Units

RSUs granted by the Company are not transferable and automatically convert to shares of common stock on a one-for-one basis as the awards vest.

During the years ended June 30, 2021 and 2020, the Company incurred $120,100 and $114,520 of compensation expense related to RSUs, respectively. As of June 30, 2021, there is $359,736 remaining compensation expense related to RSUs.

The following table summarizes the RSU activity for the year ended June 30, 2021:

	Awards Outstanding	Weighted Average Fair Value per Unit at Grant Date
Outstanding at June 30, 2020	—	$—
Shares granted	12,721	$37.72
Outstanding at June 30, 2021	12,721	$37.72
Exercisable at June 30, 2021	—	$—

No tax benefit was recognized in the consolidated statements of income related to share-based compensation for the years ended June 30, 2021 and 2020.  No share-based compensation was capitalized for the years ended June 30, 2021 and 2020.

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

17. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentration

Customers providing 10 percent or more of the Company's revenues for the year ended June 30, 2021 are presented on a comparative basis, with their corresponding balances for the year ended June 30, 2020 in the table below:

in thousands
	Years Ended
	June 30, 2021		June 30, 2020
	Amount	Percent	Amount	Percent
Total revenue	$7,613,015	100.0%	$5,461,094	100.0%
Customer concentrations
JMB (1)	994,864	13.1%	603,572	11.1%
	$994,864	13.1%	$603,572	11.1%

(2)	Includes sales made to JMB from the beginning of the period through the Acquisition Date.

Customers providing 10 percent or more of the Company's accounts receivable as of June 30, 2021 and June 30, 2020 are presented on a comparative basis in the table below.

in thousands
	June 30, 2021		June 30, 2020
	Amount	Percent	Amount	Percent
Total accounts receivable	$89,000	100.0%	$49,142	100.0%
Customer concentrations
Customer A	$15,588	17.5%	$—	0.0%

No single customer provided 10 percent or more of the Company's secured loan receivable balances as of as of June 30, 2021.

Supplier Concentration

The Company buys precious metals from a variety of sources, including through brokers and dealers, from sovereign and private mints, from refiners and directly from customers. The Company believes that no one or small group of suppliers is critical to its business, since other sources of supply are available that provide similar products on comparable terms.

18. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company evaluates segment reporting in accordance with FASB ASC 280, Segment Reporting, each reporting period, including evaluating the organizational structure and the reporting package that is reviewed by the chief operating decision makers. The Company's operations are organized under three business segments —(i) Wholesale Sales & Ancillary Services (formerly known as Wholesale Trading & Ancillary Services), (ii) Secured Lending and (iii) Direct-to-Consumer (formerly known as Direct Sales). The Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments. (See Note 1 for a description of the types of products and services from which each reportable segment derives its revenues.)

Revenue

in thousands
	Years Ended
	June 30, 2021		June 30, 2020
Revenue by segment(1)(2)
Wholesale Sales & Ancillary Services	$7,520,111		$5,485,645
Eliminations of inter-segment sales	(781,404)		(124,746)
Wholesale Sales & Ancillary Services, net of eliminations ⁽³⁾	6,738,707		5,360,899
Direct-to-Consumer	874,308	(a)	100,195	(b)
	$7,613,015		$5,461,094

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

(3)	The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)	Includes $8.5 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)	Includes $26.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands
	Years Ended
	June 30, 2021	June 30, 2020
Revenue by geographic region(1)
United States	$4,668,324	$3,051,322
Europe	1,486,323	1,474,048
North America, excluding United States	1,342,597	874,547
Asia Pacific	62,754	44,837
Africa	14	31
Australia	53,003	16,309
	$7,613,015	$5,461,094

(1)

Presentation of amounts realigned based on current accounting policy that defines geographic area based on the delivery or settlement location.   The presentation change had no impact on the segments' operations or the Company's consolidated results.

Gross Profit and Gross Margin Percentage

in thousands
	Years Ended
	June 30, 2021	June 30, 2020
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$143,540	$56,938
Eliminations and adjustments	(4,727)	(30)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	138,813	56,908
Direct-to-Consumer	71,385	10,065
Total gross profit	$210,198	$66,973
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	1.909%	1.038%
Eliminations and adjustments	N/M	N/M
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	2.060%	1.062%
Direct-to-Consumer	8.165%	10.045%
Weighted average gross margin percentage	2.761%	1.226%

NM	Not meaningful.
(1)

The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
	Years Ended
	June 30, 2021	June 30, 2020
Operating income (expense) by segment
Wholesale Sales & Ancillary Services	$6,679	$(23,878)
Eliminations	(175)	(150)
Wholesale Sales & Ancillary Services, net of eliminations	$6,504	$(23,728)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general and administrative expenses	$(33,869)	$(27,150)
Interest income	10,315	9,024
Interest expense	(11,666)	(10,527)
Earnings from equity method investments	15,547	4,878
Other income, net	-	(10)
Remeasurement gain on pre-existing equity interest	26,306	-
Unrealized (losses) gains on foreign exchange	(129)	57
	$6,504	$(23,728)
Direct-to-Consumer
Selling, general and administrative expenses	$(22,391)	$(7,713)
Interest expense	(898)	-
Other expense, net	-	(219)
	$(23,289)	$(7,932)
Secured Lending
Selling, general and administrative expenses	$(2,549)	$(1,893)
Interest income	8,159	12,213
Interest expense	(7,301)	(8,332)
Other income, net	1,079	577
	$(612)	$2,565

Net income (loss) before provision for income taxes

in thousands
	Years Ended
	June 30, 2021	June 30, 2020
Net income (loss) before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$145,317	$33,180
Direct-to-Consumer	48,096	2,133
Secured Lending	(612)	2,565
	$192,801	$37,878

Depreciation and Amortization

in thousands
	Years Ended
	June 30, 2021	June 30, 2020
Depreciation and amortization by segment
Wholesale Sales & Ancillary Services	$(876)	$(1,554)
Direct-to-Consumer	(9,561)	(943)
Secured Lending	(351)	(403)
	$(10,788)	$(2,900)

Advertising expense

in thousands
	Years Ended
	June 30, 2021	June 30, 2020
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(343)	$(435)
Direct-to-Consumer	(4,493)	(1,745)
Secured Lending	(192)	(25)
	$(5,028)	$(2,205)

Precious metals held under financing arrangements

in thousands
	June 30, 2021	June 30, 2020
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$130,766	$157,609
Secured Lending	23,976	20,968
	$154,742	$178,577

Inventories

in thousands
	June 30, 2021	June 30, 2020
Inventories by segment
Wholesale Sales & Ancillary Services	$402,418	$289,069
Direct-to-Consumer	53,069	8,155
Secured Lending	2,532	24,057
	$458,019	$321,281

in thousands
	June 30, 2021	June 30, 2020
Inventories by geographic region
United States	$431,732	$287,960
Europe	9,451	19,531
North America, excluding United States	16,633	13,735
Asia	203	55
	$458,019	$321,281

Total Assets

in thousands
	June 30, 2021	June 30, 2020
Assets by segment
Wholesale Sales & Ancillary Services	$874,152	$600,135
Eliminations	(163,850)	(1,103)
Wholesale Sales & Ancillary Services, net of eliminations	710,302	599,032
Direct-to-Consumer	335,829	18,381
Secured Lending	145,450	140,622
	$1,191,581	$758,035

in thousands
	June 30, 2021	June 30, 2020
Assets by geographic region
United States	$1,162,195	$723,252
Europe	12,550	20,993
North America, excluding United States	16,633	13,735
Asia	203	55
	$1,191,581	$758,035

Long-term Assets

in thousands
	June 30, 2021	June 30, 2020
Long-term assets by segment
Wholesale Sales & Ancillary Services	$36,174	$39,090
Direct-to-Consumer	188,208	3,607
Secured Lending	2,972	1,319
	$227,354	$44,016

in thousands
	June 30, 2021	June 30, 2020
Long-term assets by geographic region
United States	$227,352	$43,963
Europe	2	53
	$227,354	$44,016

Capital Expenditures for Property, Plant, and Equipment

in thousands
	Years Ended
	June 30, 2021	June 30, 2020
Capital expenditures on property, plant, and equipment by segment
Wholesale Sales & Ancillary Services	$1,952	$747
Direct-to-Consumer	157	13
Secured Lending	4	76
	$2,113	$836

Goodwill and Intangible Assets

in thousands
	June 30, 2021	June 30, 2020
Goodwill by segment
Wholesale Sales & Ancillary Services	$8,881	$8,881
Direct-to-Consumer(1)	92,062	—
	$100,943	$8,881

(1)	Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	June 30, 2021	June 30, 2020
Intangibles by segment
Wholesale Sales & Ancillary Services	$2,831	$2,907
Direct-to-Consumer(1)	90,802	2,067
	$93,633	$4,974

(1)	Direct-to-Consumer segment’s intangibles balance is net of $1.3 million accumulated impairment losses.

19. SUBSEQUENT EVENTS

Trading Credit Facility

On July 16, 2021, the Company entered into an Eighth Amendment (the “Eighth Amendment”) to Amended and Restated Uncommitted Credit Agreement with Cooperative Rabobank U.A., New York Branch as Administrative Agent, and various other lenders (the “Credit Agreement.”) As so amended, the Credit Agreement now provides for a $330.0 million credit facility, consisting of a $280.0 million base and a $50.0 million accordion feature. The maturity date of the credit facility is March 25, 2022.

Increased Investment in Pinehurst Coin Exchange, Inc.

On August 27, 2021, the Company increased its ownership interest in Pinehurst Coin Exchange, Inc., a North Carolina corporation (“Pinehurst”), from 10% to 49%, for a purchase price of $9.75 million, consisting of $6.75 million in cash and 61,590 shares of the Company’s common stock.  The Company had acquired its initial minority investment in January 2019.  As part of the recent transaction, A-Mark also extended its existing exclusive supplier agreement with Pinehurst for an additional five years, to January 2029.  Pinehurst is a leading precious metals broker, servicing the wholesale and retail marketplace, and one of the nation’s largest e-commerce retailers of modern and numismatic certified coins on eBay.

Special Dividend Declared

On August 30, 2021, the Company's Board of Directors declared a special dividend of $2.00 per share to common stock shareholders of record at the close of business on September 20, 2021, payable on or about September 24, 2021. The estimated dividends to be paid total $22.6 million.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework ("2013 framework"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2021 based on criteria in Internal Control –Integrated Framework issued by the COSO.

Management's evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 did not include internal controls over financial reporting for JM Bullion, Inc. (“JMB”), which we acquired in March 2021.  JMB comprised approximately 25% of our total assets as of June 30, 2021, and approximately 9% of our total revenues and 16% of our pre-tax income for the year ended June 30, 2021.

Grant Thornton LLP, an independent registered public accounting firm, has audited the financial statements of the Company as of June 30, 2021 and June 30, 2020, and for the fiscal years then ended. Under Rule 12b-2 and Section 404 of the Sarbanes-Oxley Act, the Company is required to provide an attestation report from a registered public accounting firm of its internal control over financial reporting as of June 30, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2021.

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

10.6**

Limited Liability Company Agreement of AM&ST Associates, LLC, effective as of August 31, 2016, between A-Mark Precious Metals, Inc. and Silver Towne, L.P. Incorporated by reference to Exhibit 10.7 to the Report on Form 10-K for the year ended June 30, 2016.

10.7**

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

10.9**

Tax Separation Agreement between Spectrum Group International, Inc. and A-Marl Precious Metals, Inc. Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1; Registration Statement No. 333-192260.

10.10**	Form of 2014 Stock Award and Incentive Plan of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-1; Registration No. 333-192260.

10.11**

Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of November 21, 2014. Incorporated by reference to Exhibit 10.23 to the Report on Form 10-K for the year ended June 30, 2015.

10.12**

First Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of August 28, 2015. Incorporated by reference to Exhibit 10.24 to the Report on Form 10-K for the year ended June 30, 2015.

10.13**

Asset Purchase Agreement, dated as of August 14, 2017, by and between Goldline Acquisition Corp. and Goldline, LLC. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2017.

10.14**

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

Regulation S-K Exhibit Table Item No.	Description of Exhibit
10.15**	Employment Agreement, executed August 1, 2019, between A-Mark Precious Metals, Inc. and Thor Gjerdrum. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated August 1, 2019.

10.16**	Employment Agreement, executed November 22, 2019, between A-Mark Precious Metals, Inc. and Greg Roberts. Incorporated by Reference to Exhibit 10.1 to the Report on Form 8-K dated November 22, 2019.

10.17**

First Amendment to Amended and Restated Uncommitted Credit Agreement, dated as of January 13, 2020, by and among A-Mark Precious Metals, Inc., Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, and the Lenders named therein.  Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated January 13, 2020.

10.18**

Second Amendment to Amended and Restated Uncommitted Credit Agreement with Cooperative Rabobank U.A., New York Branch as Administrative Agent and Joint Lead Arranger; Natixis, New York Branch as Syndication Agent and Joint Lead Arranger; and the Lenders named therein.  Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated March 23, 2020.

10.19**

Third Amendment to Amended and Restated Uncommitted Credit Agreement with Cooperative Rabobank U.A., New York Branch as Administrative Agent and Joint Lead Arranger; Natixis, New York Branch as Syndication Agent and Joint Lead Arranger; and the Lenders named therein.  Incorporated by reference to Exhibit 10.22 to the Report on Form 10-K for the year ended June 30, 2020.

10.20**

Increase Agreement, dated as of September 2, 2020, by and among A-Mark Precious Metals, Inc., Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, and the Increasing Lenders named therein.  Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated September 2, 2020.

10.21**

Stock Purchase Agreement, dated as of February 8, 2021, by and among A-Mark Precious Metals, Inc., the other stockholders of JM Bullion, Inc. signatory thereto, and Michael R. Wittmeyer, an individual, in his capacity as the Representative. Incorporated by reference to Exhibit 2.1 to the Report on Form 8-K filed on February 11, 2021

10.22**

Underwriting Agreement, dated as of March 4, 2021, by and between A-Mark Precious Metals, Inc. and D.A. Davidson & Co., as representative of the several underwriters named therein. Incorporated by reference to Exhibit 1.1 to the Report on Form 8-K filed on March 8, 2021.

10.23**

Sixth Amendment to Amended and Restated Uncommitted Credit Agreement and Amendment to Security Agreement, dated March 26, 2021, by and among A-Mark Precious Metals, Inc., Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, and the Lenders named therein.  Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on March 30, 2021.

10.24**	Non-Employee Director Compensation Policy, dated April 20, 2021. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed on May 14, 2021.

10.25**	Stock Ownership Guidelines for Directors, effective April 29, 2021. Incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q filed on May 14, 2021.

10.26**	Form of Restricted Stock Units Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q filed on May 14, 2021.

10.27**	Form of Deferred Stock Units Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q filed on May 14, 2021.

10.28**

Seventh Amendment to Amended and Restated Uncommitted Credit Agreement and Amendment to Security Agreement, dated July 7, 2021, by and among A-Mark Precious Metals, Inc., Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, and the Lenders named therein.  Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed on July 20, 2021.

10.29**

Eighth Amendment to Amended and Restated Uncommitted Credit Agreement and Amendment to Security Agreement, dated July 16, 2021, by and among A-Mark Precious Metals, Inc., Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, and the Lenders named therein. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on July 20, 2021.

21*	List of Subsidiaries of A-Mark Precious Metals, Inc.

Regulation S-K Exhibit Table Item No.	Description of Exhibit
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1 *	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Calculation Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104 *	Cover Page interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.
Date:	September 13, 2021	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	September 13, 2021	By:	/s/ Kathleen Simpson-Taylor
			Name:	Kathleen Simpson-Taylor
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Chairman of the Board	September 13, 2021
Jeffrey D. Benjamin

/s/ Gregory N. Roberts	Chief Executive Officer and Director	September 13, 2021
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	September 13, 2021
Kathleen Simpson-Taylor	(Principal Financial Officer)

/s/ Ellis Landau	Director	September 13, 2021
Ellis Landau

/s/ Beverley Lepine	Director	September 13, 2021
Beverley Lepine

/s/ John U. Moorhead	Director	September 13, 2021
John U. Moorhead

/s/ Jess M. Ravich	Director	September 13, 2021
Jess M. Ravich

/s/ Monique Sanchez	Director	September 13, 2021
Monique Sanchez

/s/ Kendall Saville	Director	September 13, 2021
Kendall Saville

/s/ Michael R. Wittmeyer	Director	September 13, 2021
Michael R. Wittmeyer