Form 10-K/A
period 2021-06-30
A-Mark Precious Metals, Inc.
filed 2021-09-15
CIK 1591588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanation Note

The registrant is filing this amendment on Form 10-K/A to its Form 10-K for the year ended June 30, 2021 to replace the opinion letter of its independent registered public accounting firm with an updated letter. The opinion letter as originally filed inadvertently omitted the year when the accounting firm first served as the registrant’s auditor. The revised opinion letter (Exhibit 23.2), which includes reference to such year, is included as part of this amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.
Date: September 14, 2021	By: /s/ Gregory N. Roberts
Name: Gregory N. Roberts
Title: Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date: September 14, 2021	By: /s/ Kathleen Simpson-Taylor
Name: Kathleen Simpson-Taylor
Title: Chief Financial Officer
(Principal Financial Officer)

2