Form 10-Q
period 2021-09-30
A-Mark Precious Metals, Inc.
filed 2021-11-08
CIK 1591588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

As of October 28, 2021, the registrant had 11,352,110 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended September 30, 2021

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Index to the Condensed Consolidated Financial Statements and Notes thereof

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data)

	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash(1)	$29,609	$101,405
Receivables, net	104,522	89,000
Derivative assets	69,785	44,536
Secured loans receivable(1)	110,323	112,968
Precious metals held under financing arrangements(1)	130,618	154,742
Inventories:
Inventories(1)	346,285	256,991
Restricted inventories	219,420	201,028
	565,705	458,019
Prepaid expenses and other assets(1)	4,074	3,557
Total current assets	1,014,636	964,227
Operating lease right of use assets	7,346	5,702
Property, plant, and equipment, net	8,913	8,609
Goodwill	100,943	100,943
Intangibles, net	85,761	93,633
Long-term investments	29,683	18,467
Total assets	$1,247,282	$1,191,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$194,000	$185,000
Liabilities on borrowed metals	74,618	91,866
Product financing arrangements	219,420	201,028
Accounts payable and other current liabilities	178,798	200,351
Derivative liabilities	70,348	7,539
Accrued liabilities(1)	12,836	18,785
Income tax payable	7,140	5,016
Total current liabilities	757,160	709,585
Notes payable(1)	93,446	93,249
Deferred tax liabilities	18,091	19,514
Other liabilities	6,958	5,291
Total liabilities	875,655	827,639
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of September 30, 2021 and June 30, 2021	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 11,351,897 and 11,229,657 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	114	113
Additional paid-in capital	154,619	150,420
Retained earnings	215,475	212,090
Total A-Mark Precious Metals, Inc. stockholders’ equity	370,208	362,623
Noncontrolling interests	1,419	1,319
Total stockholders’ equity	371,627	363,942
Total liabilities, noncontrolling interests and stockholders’ equity	$1,247,282	$1,191,581

(1)	Includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

In September 2018, AM Capital Funding, LLC. (“AMCF”), a wholly owned subsidiary of Collateral Finance Corporation (CFC”), completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "Notes").  The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%.  The Notes have a maturity date of December 15, 2023.

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

	September 30, 2021	June 30, 2021
ASSETS OF THE CONSOLIDATED VIE
Cash	$5,162	$2,877
Secured loans receivable	88,631	84,817
Precious metals held under financing arrangements	17,848	23,976
Inventories	2,675	2,532
Prepaid expenses and other assets	69	23
Total assets of the consolidated variable interest entity	$114,385	$114,225
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$21,040	$20,539
Accrued liabilities	880	847
Notes payable(2)	98,446	98,249
Total liabilities of the consolidated variable interest entity	$120,366	$119,635

(1)	This is an intercompany balance, which is eliminated in consolidation and hence is not shown on the consolidated balance sheets.
(2)	$5.0 million of the Notes are held by the Company, which is eliminated in consolidation and hence is not shown on the consolidated balance sheets.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Three Months Ended
	September 30, 2021	September 30, 2020
Revenues	$2,013,971	$1,866,116
Cost of sales	1,957,962	1,829,971
Gross profit	56,009	36,145
Selling, general, and administrative expenses	(16,677)	(9,505)
Depreciation and amortization expense	(8,271)	(501)
Interest income	5,531	3,983
Interest expense	(5,473)	(4,293)
Earnings from equity method investments	1,489	4,126
Other income, net	409	359
Unrealized losses on foreign exchange	(224)	(97)
Net income before provision for income taxes	32,793	30,217
Income tax expense	(6,669)	(6,511)
Net income	26,124	23,706
Net income attributable to noncontrolling interests	100	623
Net income attributable to the Company	$26,024	$23,083
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$2.31	$3.28
Diluted	$2.17	$3.09

Weighted average shares outstanding:
Basic	11,262,600	7,034,700
Diluted	12,009,300	7,475,000

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2020	7,031,500	$71	$27,289	$73,644	$101,004	$3,890	$104,894
Net income	—	—	—	23,083	23,083	623	23,706
Share-based compensation	—	—	178	—	178	—	178
Net settlement on issuance of common shares on exercise of options	35,030	—	416	—	416	—	416
Dividends declared ($1.50 per common share)	—	—	—	(10,553)	(10,553)	—	(10,553)
Balance, September 30, 2020	7,066,530	71	$27,883	$86,174	$114,128	$4,513	$118,641

Balance, June 30, 2021	11,229,657	$113	$150,420	$212,090	$362,623	$1,319	$363,942
Net income	—	—	—	26,024	26,024	100	26,124
Share-based compensation	—	—	473	—	473	—	473
Net settlement on issuance of common shares on exercise of options	60,650	—	749	—	749	—	749
Common stock issued for increase in long term investment	61,590	1	2,977	—	2,978	—	2,978
Dividends declared ($2.00 per common share)	—	—	—	(22,639)	(22,639)	—	(22,639)
Balance, September 30, 2021	11,351,897	$114	$154,619	$215,475	$370,208	$1,419	$371,627

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

Three Months Ended September 30,	2021	2020
Cash flows from operating activities:
Net income	$26,124	$23,706
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,271	501
Amortization of loan cost	569	396
Deferred income taxes	(1,423)	—
Interest added to principal of secured loans	(5)	(4)
Share-based compensation	473	178
Earnings from equity method investments	(1,489)	(4,126)
Changes in assets and liabilities:
Receivables	(15,522)	(26,526)
Secured loans receivable	25	(358)
Secured loans made to affiliates	3,032	4,642
Derivative assets	(25,249)	(67,275)
Precious metals held under financing arrangements	24,124	19,821
Inventories	(107,686)	(91,900)
Prepaid expenses and other assets	(689)	(292)
Accounts payable and other current liabilities	(21,553)	69,992
Derivative liabilities	62,809	(11,917)
Liabilities on borrowed metals	(17,248)	(14,454)
Accrued liabilities	(6,420)	(1,227)
Income tax payable	2,124	771
Net cash used in operating activities	(69,733)	(98,072)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(709)	(476)
Purchase of long-term investments	(6,250)	—
Secured loans receivable, net	(407)	(24,793)
Net cash used in investing activities	(7,366)	(25,269)
Cash flows from financing activities:
Product financing arrangements, net	18,392	26,921
Dividends paid	(22,639)	(10,553)
Borrowings and repayments under lines of credit, net	9,000	79,000
Debt funding issuance costs	(199)	(398)
Net settlement on issuance of common shares on exercise of options	749	416
Net cash provided by financing activities	5,303	95,386
Net decrease in cash, cash equivalents, and restricted cash	(71,796)	(27,955)
Cash, cash equivalents, and restricted cash, beginning of period	101,405	52,325
Cash, cash equivalents, and restricted cash, end of period	$29,609	$24,370
Supplemental disclosures of cash flow information:
Interest paid	$5,839	$3,737
Income taxes paid	$5,967	$6,726
Income taxes refunded	$—	$(1,044)
Non-cash investing and financing activities:
Interest added to principal of secured loans	$5	$4
Fair value of shares exchanged for increase in long term investment	$2,978	$—
Addition of right of use assets under operating lease obligations	$2,013	$—

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. DESCRIPTION OF BUSINESS

Basis of Presentation

The condensed consolidated financial statements comprise those of A-Mark Precious Metals, Inc. ("A-Mark" or the "Company"), its wholly-owned condensed consolidated subsidiaries, and its joint ventures in which the Company has a controlling interest.

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

Wholesale Sales & Ancillary Services

The Company operates its Wholesale Sales & Ancillary Services segment through A-Mark Precious Metals, Inc., and its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), and AM&ST Associates, LLC ("AMST" or the "SilverTowne Mint").

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

Through its wholly-owned subsidiary AMTAG, the Company promotes A-Mark's products and services to the international market. Through our wholly-owned subsidiary TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors, and collectors around the world.

The Company's wholly-owned subsidiary AMGL is based in Las Vegas, Nevada, and provides our customers an array of complementary services, including receiving, handling, inventorying, processing, packing, and shipping of precious metals and custom coins on a secure basis.

Through its wholly-owned subsidiary AMST, the Company designs and produces minted silver products. Our SilverTowne Mint operations allow us to provide greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments, which have historically created higher demand for precious metals products.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”.)  JMB has four wholly-owned subsidiaries: Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Goldline Metal Buying Corp. (“GMBC”), and Provident Metals Corp. (“PMC”).  Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP".)  As the context requires, references in these Notes to “JMB” may include GPG, Silver.com, GMBC and PMC, and references to “Goldline” may include AMIP and PMPP.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites and marketplaces. JMB operates five separately branded, company-owned websites targeting specific niches within the precious metals retail market.  The Company acquired the 79.5% interest in JMB that it did not previously own in March 2021.

The Company acquired Goldline in August 2017 through an asset purchase transaction with Goldline, LLC, which had been in operation since 1960. Goldline is a direct retailer of precious metals to the investor community, and markets its precious metal products on television, radio, and the internet, as well as through customer service outreach. Goldline’s subsidiary AMIP manages its intellectual property. PMPP was formed in fiscal 2019 pursuant to terms of a joint venture agreement, for the purpose of purchasing precious metals from the partners' retail customers, and then reselling the acquired products back to affiliates of the partners.  PMPP commenced its operations in fiscal 2020.

Pro Forma Information for the Acquisition of JMB

The following pro forma consolidated results of operations of the Company for the three months ended September 30, 2020, assumes that the acquisition of JMB occurred as of July 1, 2019.

in thousands	Three Months Ended
September 30, 2020
Revenue	$2,013,762
Net income	$36,540

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

The unaudited pro forma information accounts for: (i) eliminations of equity investment income recognized prior to the acquisition and transactions between JMB and A-Mark; and (ii) adjustments to the income tax provision, revenue for JMB sales orders that were shipped but not delivered as of period end; stock compensation expense, and the amortization expense related to the acquired finite-lived intangible assets at fair value.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements reflect the financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, and majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary.  The Company’s condensed consolidated financial statements include the accounts of: A-Mark, AMTAG, TDS, AMGL, AMST, JMB, Goldline, and CFC (collectively the “Company”).  Intercompany accounts and transactions are eliminated.

Comprehensive Income

For the three months ended September 30, 2021 and 2020, there were no items that gave rise to other comprehensive income or loss, and, as a result net income equaled comprehensive income.

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

Reclassification

In our Condensed Consolidated Statements of Income, we present depreciation and amortization expense as a separate line item.  In prior fiscal years, depreciation and amortization expense was a component of the selling, general, and administrative expenses line item.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended 2021 (the “2021 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2021 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2021 Annual Report.

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

Concentration of Credit Risk

Cash is maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances.

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

Uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We review these items during the measurement period as we continue to actively seek and collect information relating to facts and circumstances that existed at the acquisition date. Changes to these uncertain tax positions and tax related valuation allowances made subsequent to the measurement period, or if they relate to facts and circumstances that did not exist at the acquisition date, are recorded in the "Provision for income taxes" line of the Company’s condensed consolidated statements of income.  (See Note 1.)

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

A VIE is consolidated for accounting purposes by its primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the VIEs economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates VIEs when it is deemed to be the primary beneficiary. Management regularly reviews and re-evaluates its previous determinations regarding whether it holds a variable interest in potential VIEs, the status of an entity as a VIE, and whether the Company is required to consolidate such VIEs in its condensed consolidated financial statements.

AMCF, a wholly owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities.  The Company has various forms of on-going involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of September 30, 2021 and June 30, 2021, are indicated on the table that follows the condensed consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and June 30, 2021.

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

These arrangements are typically terminable by either party upon 14 days' notice.  Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of September 30, 2021 and June 30, 2021, precious metals held under financing arrangements totaled $130.6 million and $154.7 million respectively.

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

Leased Right of Use Assets

We lease warehouse space, office facilities, and equipment. Our operating leases with terms longer than twelve months are recorded at the sum of the present value of the lease's fixed minimum payments as operating lease right of use assets ("ROU assets") in the Company’s condensed consolidated balance sheets. Lease terms include all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Our finance leases (previously considered by the Company as capital leases prior to our adoption of ASC 842) are another type of ROU asset but are classified in the Company’s condensed consolidated balance sheets as a component of property, plant, and equipment at the present value of the lease payments.

The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives. We use our incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases, as our leases do not have readily determinable implicit discount rates. Our incremental borrowing rate is the rate of interest that we would incur to borrow on a collateralized basis over a similar term and amount in a similar economic environment

Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. The depreciable life of ROU assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants. Components of operating lease expense for the three months ended September 30, 2021 and 2020 were as follows:

in thousands
	Three Months Ended
	September 30, 2021	September 30, 2020
Operating lease costs	$449	$349
Variable lease costs	115	98
Short term lease costs	22	27
Finance lease costs	5	5
Total lease costs, net	$591	$479

For the three months ended September 30, 2021, we made cash payments of $0.5 million for operating lease obligations. These payments are included in operating cash flows.  At September 30, 2021, the weighted-average remaining lease term under our capitalized operating leases was 6.0 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of September 30, 2021:

Years ending June 30,	Operating Leases
2022 (9 months remaining)	1,315
2023	1,646
2024	1,692
2025	1,669
2026	1,244
Thereafter	2,102
Total lease payments	9,668
Imputed interest	(1,357)
	$8,311	(1)
Operating lease liability - current	$1,353	(2)
Operating lease liability - long-term	6,958	(3)
	$8,311	(1)

(1)	Represents the present value of the capitalized operating lease liabilities as of September 30, 2021.
(2)	Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)	Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.

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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an on-going evaluation of its investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated.  None of the Company’s long-term investments are reportable VIEs as of September 30, 2021 and June 30, 2021.

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

Noncontrolling interest

The Company’s condensed consolidated financial statements include entities in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interest is reported on the condensed consolidated balance sheets within equity, separately from the Company’s equity. On the condensed consolidated statements of income, revenues, expenses and net income or loss from the less-than-wholly owned subsidiary are reported at their consolidated amounts, including both the amounts attributable to the Company and the noncontrolling interest. Income or loss is allocated to the noncontrolling interest based on its weighted average ownership percentage for the applicable period. The condensed consolidated statements of equity include beginning balances, activity for the period and ending balances for each component of stockholders’ equity, noncontrolling interest and total equity.

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

•

Spot deferred orders Spot deferred orders are a special type of forward delivery order that enable customers to purchase or sell certain precious metals from/to the Company at an agreed upon price but, are allowed to delay remitting or taking delivery up to a maximum of two years from the date of order.  Even though the contract allows for physical delivery, it rarely occurs for this type of order.  As a result, revenue is not recorded from these transactions.  Spot deferred orders are considered a type of financing transaction, where the Company earns a fee (interest income) under spot deferred arrangements over the period in which the order is open.

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

Earnings from Equity Method Investments

The Company's proportional interest in the reported earnings from equity method investments is shown on the condensed consolidated statements of income as earnings from equity method investments.  Prior to the fourth quarter of fiscal 2021, the Company presented earnings from equity method investments as a component of other income (loss), net in the statements of income. Such reclassification had no impact on current or prior years’ net income, total assets, total liabilities, stockholders’ equity or cash flows.

Other Income and Expense, Net

The Company's other income and expense is royalty income.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred.  Advertising costs totaled $2.8 million and $0.7 million for the three months ended September 30, 2021 and 2020.  Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses.  Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income.  Shipping and handling costs incurred totaled $5.2 million and $3.2 million, respectively, for the three months ended September 30, 2021 and 2020.

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

A reconciliation of shares used in calculating basic and diluted earnings per common share for the three months ended September 30, 2021 and 2020, is presented below.

in thousands
	Three Months Ended
	September 30, 2021	September 30, 2020
Basic weighted average shares outstanding	11,263	7,035
Effect of common stock equivalents — stock issuable under outstanding equity awards	746	440
Diluted weighted average shares outstanding	12,009	7,475

Actual common shares outstanding totaled 11,351,897 and 7,066,530 as of September 30, 2021 and September 30, 2020.

Dividends

Dividends are recorded if and when they are declared by the Board of Directors (see Note 16).

Recently Adopted Accounting Pronouncements and Auditing Standards

From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In December 2019, the FASB issued ASU 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this ASU in the first quarter of the 2022 fiscal year. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

The Company’s fixed-rate notes payable is reported at its aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying condensed consolidated balance sheets. The fair value of the notes payable is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk.  The following table presents the carrying amounts and estimated fair values of the Company’s fixed-rate notes payable of September 30, 2021 and June 30, 2021:

in thousands
	September 30, 2021		June 30, 2021
	Carrying Amount	Fair value	Carrying Amount	Fair value
Notes payable	$93,446	$100,149	$93,249	$100,724

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

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and June 30, 2021, aggregated by each fair value hierarchy level:

in thousands
	September 30, 2021
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$564,996	$—	$—	$564,996
Precious metals held under financing arrangements	130,618	—	—	130,618
Derivative assets — open sale and purchase commitments, net	15,212	—	—	15,212
Derivative assets — futures contracts	23,289	—	—	23,289
Derivative assets — forward contracts	31,284	—	—	31,284
Total assets, valued at fair value	$765,399	$—	$—	$765,399
Liabilities:
Liabilities on borrowed metals	$74,618	$—	$—	$74,618
Product financing arrangements	219,420	—	—	219,420
Derivative liabilities — open sale and purchase commitments, net	67,935	—	—	67,935
Derivative liabilities — margin accounts	2,162	—	—	2,162
Derivative liabilities — futures contracts	—	—	—	—
Derivative liabilities — forward contracts	251	—	—	251
Total liabilities, valued at fair value	$364,386	$—	$—	$364,386

(1)	Commemorative coin inventory totaling $709 thousand is held at lower of cost or realizable value, and thus is excluded from the inventories balance shown in this table.

in thousands
	June 30, 2021
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$457,613	$—	$—	$457,613
Precious metals held under financing arrangements	154,742	—	—	154,742
Derivative assets — open sale and purchase commitments, net	38,340	—	—	38,340
Derivative assets — futures contracts	4,510	—	—	4,510
Derivative assets — forward contracts	1,686	—	—	1,686
Total assets, valued at fair value	$656,891	$—	$—	$656,891
Liabilities:
Liabilities on borrowed metals	$91,866	$—	$—	$91,866
Product financing arrangements	201,028	—	—	201,028
Derivative liabilities — open sale and purchase commitments, net	243	—	—	243
Derivative liabilities — margin accounts	2,806	—	—	2,806
Derivative liabilities — futures contracts	465	—	—	465
Derivative liabilities — forward contracts	4,025	—	—	4,025
Total liabilities, valued at fair value	$300,433	$—	$—	$300,433

(1)	Commemorative coin inventory totaling $406 thousand is held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

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

The Company used a third-party independent valuation specialist to assist us to determine the fair value of the net assets acquired in connection with Company’s step acquisition of JMB. (Refer to Note 1 in our 2021 Annual Report.)

4. RECEIVABLES

Receivables consist of the following as of September 30, 2021 and June 30, 2021:

in thousands
	September 30, 2021	June 30, 2021
Customer trade receivables	$84,615	$12,197
Wholesale trade advances	17,047	26,959
Due from brokers	2,860	49,844
	$104,522	$89,000

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans as of September 30, 2021 and June 30, 2021:

in thousands
	September 30, 2021		June 30, 2021
Secured loans originated	$32,392		$36,080
Secured loans originated - with a related party	10		3,042
	32,402		39,122
Secured loans acquired	77,921	(1)	73,846	(2)
	$110,323		$112,968

(1)	Includes $4 thousand of loan premium as of September 30, 2021
(2)	Includes $5 thousand of loan premium as of June 30, 2021.

Secured Loans - Originated: Secured loans include short-term loans, which include a combination of on-demand lines and short-term facilities. These loans are fully secured by the customers' assets, which predominantly include bullion and numismatic and semi-numismatic material, and which are typically held in safekeeping by the Company.  (See Note 13 for further information regarding our secured loans made to related parties.)

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

As of September 30, 2021 and June 30, 2021, our secured loans carried weighted-average effective interest rates of 9.0% and 8.9%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The credit quality of each loan is generally determined by the collateral value assessment, loan-to-value (“LTV”) ratio (that is, the principal amount of the loan divided by the estimated value of the collateral) and the type (or class) of secured material.  All loans are fully secured by precious metal bullion, numismatic and semi-numismatic collateral, or graded sports memorabilia, which remains in the physical custody of the Company for the duration of the loan.  The term of the loans is generally 180 days, however loans are typically renewed prior to maturity and therefore remain outstanding for a longer period of time.  Interest earned on a loan is billed monthly and is typically due and payable within 20 days and, if not paid after all applicable grace periods, is added to the outstanding principal balance, and late fees and default interest rates are assessed.

When an account is in default or if a margin call has not been met on a timely basis, the Company has the right to liquidate the borrower's collateral in order to satisfy the unpaid balance of the outstanding loans, including accrued and unpaid interest.

Class and Credit Quality of Loans

The three classes of secured loan receivables are defined by collateral type: (i) bullion items, (ii) numismatic and semi-numismatic coins and (iii) graded sports memorabilia.  The Company required LTV ratio varies with the class of loans. Typically, the Company requires a LTV ratio of approximately 75% for bullion and graded sports memorabilia, and 65% for numismatic and semi-numismatic collateral.  The reason for the lower LTV ratio for numismatic loans is that, on a percentage basis, more of the value of the numismatic coin relates to its premium value rather than its underlying commodity value.

The Company's secured loans by portfolio class, which align with internal management reporting, are as follows:

in thousands
	September 30, 2021		June 30, 2021
Bullion	$91,586	83.0%	$88,332	78.2%
Numismatic and semi-numismatic	18,520	16.8%	24,636	21.8%
Graded sports memorabilia	217	0.2%	—	0.0%
	$110,323	100.0%	$112,968	100.0%

Due to the nature of market fluctuations of precious metal commodity prices, the Company monitors the bullion collateral value of each loan on a daily basis, based on spot price of precious metals.  Numismatic collateral values are updated by numismatic specialists when loan terms are renewed (typically in 180 days).

Generally, we initiate the margin call process when the outstanding loan balance is in excess of 85% of the current value of the underlying collateral.  In the event that a borrower fails to meet a margin call to reestablish the required LTV ratio, the loan is considered in default.  The collateral material (either bullion, numismatic or graded sports memorabilia) underlying such loans is then sold by the Company to satisfy all amounts due under the loan.

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with a LTV ratio of less than 75% and (ii) loans with a LTV ratio of 75% or more:

in thousands
	September 30, 2021			June 30, 2021
Loan-to-value of less than 75%	$36,548	33.1%		$96,602	85.5%
Loan-to-value of 75% or more	73,775	66.9%	(1)	16,366	14.5%
	$110,323	100.0%		$112,968	100.0%

(1)	The number of loans with LTV ratios of 75% or greater decreased subsequent to September 30, 2021, as precious metal prices have increased.

The Company had no loans with a LTV ratio in excess of 100% as of September 30, 2021 and June 30, 2021.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral.  Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default before a loan becomes non-performing.  In the event a loan was to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value.  As of September 30, 2021 and June 30, 2021, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due, non-performing, or in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income. For the three months ended September 30, 2021 and 2020, the Company incurred no loan impairment costs or loans placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive.  Below, our inventory is summarized by classification at September 30, 2021 and June 30, 2021:

in thousands
	September 30, 2021	June 30, 2021
Inventory held for sale	$204,771	$159,319
Repurchase arrangements with customers	121,298	75,063
Consignment arrangements with customers	1,252	1,327
Commemorative coins, held at lower of cost or net realizable value	709	406
Borrowed precious metals	18,255	20,876
Product financing arrangements, restricted	219,420	201,028
	$565,705	$458,019

Inventory Held for Sale.  Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, and product financing arrangements.  As of September 30, 2021 and June 30, 2021, the inventory held for sale totaled $204.8 million and $159.3 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice.  Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2021 and June 30, 2021, included within inventories is $121.3 million and $75.1 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers.  The Company periodically loans metals to customers `on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of September 30, 2021 and June 30, 2021 totaled $1.3 million and $1.3 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins.  Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and are included in inventories at the lower of cost or net realizable value and totaled $709,000 and $406,000 as of September 30, 2021 and June 30, 2021, respectively.

Borrowed Precious Metals.  Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory.  Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $18.2 million and $20.9 million as of September 30, 2021 and June 30, 2021, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements.  This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company.  During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date.  These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $219.4 million and $201.0 million as of September 30, 2021 and June 30, 2021, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 11.)  As of September 30, 2021 and June 30, 2021, the unrealized losses resulting from the difference between market value and cost of physical inventory were $17.1 million and $5.6 million, respectively.

Premium component of inventory

The premium component, at market value, included in the inventory as of September 30, 2021 and June 30, 2021 totaled $16.0 million and $11.0 million, respectively.

7. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at September 30, 2021 and June 30, 2021:

in thousands
	September 30, 2021	June 30, 2021
Office furniture, and fixtures	$2,394	$2,373
Computer equipment	1,102	1,069
Computer software	5,698	5,387
Plant equipment	5,848	5,535
Building	508	505
Leasehold improvements	3,010	3,009
Total depreciable assets	18,560	17,878
Less: Accumulated depreciation and amortization	(11,113)	(10,714)
Property and equipment not placed in service	1,430	1,409
Land	36	36
Property, plant, and equipment, net	$8,913	$8,609

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.3 million, respectively. For the periods presented, no depreciation or amortization expense was allocated to cost of sales.

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

•

In March 2021, the Company acquired 100% ownership of JMB, in which we previously held a 20.5% equity interest.  At the acquisition date we measured the value of identifiable intangible assets and goodwill at $98.0 million and $92.1 million, respectively.

Carrying Value

The carrying value of goodwill and other purchased intangibles as of September 30, 2021 and June 30, 2021 is as described below:

dollar amounts in thousands
			September 30, 2021				June 30, 2021
	Estimated Useful Lives (Years)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	4.7	$53,498	$(23,032)	$—	$30,466	$53,498	$(15,832)	$—	$37,666
Developed technology	4	3.8	10,500	(1,397)	—	9,103	10,500	(741)	—	9,759
Non-compete and other	3 - 5	0.9	2,300	(2,272)	—	28	2,300	(2,256)	—	44
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			66,593	(26,996)	—	39,597	66,593	(19,124)	—	47,469
Trade names and trademarks	Indefinite	Indefinite	47,454	—	(1,290)	46,164	47,454	—	(1,290)	46,164
Identifiable intangible assets			$114,047	$(26,996)	$(1,290)	85,761	$114,047	$(19,124)	$(1,290)	$93,633
Goodwill	Indefinite	Indefinite	$102,307	$—	$(1,364)	$100,943	$102,307	$—	$(1,364)	$100,943

The Company's intangible assets are subject to amortization except for trade names and trademarks, which have an indefinite life. Existing customer relationships intangible assets are amortized in a manner reflecting the pattern in which the economic benefits of the assets are consumed.  All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one to fifteen years.  Amortization expense related to the Company's intangible assets for the three months ended September 30, 2021 and 2020 was $7.9 million and $0.2 million, respectively. For the presented periods, no amortization expense was allocated to cost of sales.

Impairment

The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to the Direct-to-Consumer segment.  No further impairment of goodwill or indefinite-lived intangible assets has occurred since fiscal 2018.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2022 (9 months remaining)	17,797
2023	9,893
2024	7,382
2025	4,240
2026	47
Thereafter	238
Total	$39,597

9. LONG-TERM INVESTMENTS

As of September 30, 2021, the Company had five investments in privately-held entities. The Company has determined that it is appropriate to account for four of these investments under the equity method of accounting, and the remaining investment under the cost-basis method of accounting.

The following table shows the carrying value and ownership percentage of the Company's investment in each entity:

	September 30, 2021			June 30, 2021
Entity (1)	Carrying Value		Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)			(in thousands)
Company A	$4,056		7.4%	$3,795	7.4%
Company C	12,036	(2)	49.0%	1,940	10.0%
Company D	11,358		44.9%	10,499	44.9%
Company E	233		33.3%	233	33.3%
Company F	2,000		50.0%	2,000	50.0%
	$29,683			$18,467

(1)

JMB was previously reported as Company B. In March 2021, we acquired the remaining ownership interest in JMB that we did not previously own and consequently consolidated JMB as a wholly-owned subsidiary.

(2)

On August 27, 2021, the Company increased its ownership interest in Company C from 10% to 49%, for a purchase price of $9.75 million, consisting of $6.75 million in cash and 61,590 shares of the Company’s common stock.  The Company acquired its initial minority investment in January 2019.

The Company considers all of our equity method investees to be related parties. See Note 13 for a summary of the Company's aggregate balances and activity with these related party entities. Company E is a cost method investment, which is not a related party.

10. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

in thousands
	September 30, 2021	June 30, 2021
Trade payables to customers	$20,716	$1,561
Due to brokers	3,184	-
Other accounts payable	4,726	4,374
Deferred revenue	27,065	20,508
Advances from customers	123,107	173,908
	$178,798	$200,351

11. DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS

The Company is exposed to market risk, such as changes in commodity prices and foreign exchange rates.  To manage the volatility related to these exposures, the Company enters into various derivative products, such as forwards and futures contracts.  By policy, the Company historically has entered into derivative financial instruments for the purpose of hedging substantially all of Company's market exposure to precious metals prices, and not for speculative purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, both of which are recorded in cost of sales in the condensed consolidated statements of income.

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

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments).  As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets.  Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts.  In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of September 30, 2021 and June 30, 2021.

in thousands
	September 30, 2021				June 30, 2021
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$18,388	$(3,176)	$—	$15,212	$56,923	$(18,583)	$—	$38,340
Future contracts	23,289	—	—	23,289	4,510	—	—	4,510
Forward contracts	31,284	—	—	31,284	1,686	—	—	1,686
	$72,961	$(3,176)	$—	$69,785	$63,119	$(18,583)	$—	$44,536
Nettable derivative liabilities:
Open sale and purchase commitments	$68,392	$(457)	$—	$67,935	$1,410	$(1,167)	$—	$243
Margin accounts	6,257	—	(4,095)	2,162	7,322	—	(4,516)	2,806
Future contracts	—	—	—	—	465	—	—	465
Forward contracts	251	—	—	251	4,025	—	—	4,025
	$74,900	$(457)	$(4,095)	$70,348	$13,222	$(1,167)	$(4,516)	$7,539

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

Below is a summary of the net gains (losses) on derivative instruments for the three months ended September 30, 2021 and 2020.

in thousands
	Three Months Ended
	September 30, 2021	September 30, 2020
Gains (losses) on derivative instruments:
Unrealized (losses) gains on open future commodity and forward contracts and open sale and purchase commitments, net	$(38,072)	$78,277
Realized gains (losses) on future commodity contracts, net	41,181	(104,835)
	$3,109	$(26,558)

The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the condensed consolidated statements of income.

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments that is subject to price risk as of September 30, 2021 and June 30, 2021.

in thousands
	September 30, 2021	June 30, 2021
Inventories	$565,705	$458,019
Precious metals held under financing arrangements	130,618	154,742
	696,323	612,761
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(709)	(406)
Premium on metals position	(16,035)	(11,017)
Precious metal value not hedged	(16,744)	(11,423)
	679,579	601,338
Commitments at market:
Open inventory purchase commitments	598,731	987,926
Open inventory sales commitments	(383,666)	(590,156)
Margin sale commitments	(6,257)	(7,322)
In-transit inventory no longer subject to market risk	(22,674)	(16,707)
Unhedgeable premiums on open commitment positions	4,504	8,638
Borrowed precious metals	(74,618)	(91,866)
Product financing arrangements	(219,420)	(201,028)
Advances on industrial metals	289	287
	(103,111)	89,772
Precious metal subject to price risk	576,468	691,110
Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	226,868	175,352
Precious metals futures contracts at market values	347,938	514,240
Total market value of derivative financial instruments	574,806	689,592

Net precious metals subject to commodity price risk	$1,662	$1,518

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of September 30, 2021 and June 30, 2021, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	September 30, 2021	June 30, 2021
Purchase commitments	$598,731	$987,926
Sales commitments	$(383,666)	$(590,156)
Margin sales commitments	$(6,257)	$(7,322)
Open forward contracts	$226,868	$175,352
Open futures contracts	$347,938	$514,240

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At September 30, 2021, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Foreign Currency Exchange Rate Management

The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions.  These contracts generally have maturities of less than one week.

Unrealized losses on foreign exchange derivative instruments related to open trades are shown on the face of the condensed consolidated statements of income totaled $224,000 and $97,000 for the three months ended September 30, 2021 and 2020, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands
	September 30, 2021	June 30, 2021
Foreign exchange forward contracts	$13,784	$6,541
Open sale and purchase commitment transactions, net	$15,300	$4,311

12. INCOME TAXES

Net income from operations before provision for income taxes is shown below:

in thousands
	Three Months Ended
	September 30, 2021	September 30, 2020
U.S.	$32,770	$30,211
Foreign	23	6
	$32,793	$30,217

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate for the three months ended September 30, 2021 and 2020 are shown below:

in thousands
	Three Months Ended
	September 30, 2021	September 30, 2020
Federal	$5,819	$5,849
State and local	844	658
Foreign	6	4
Income tax expense	$6,669	$6,511

Effective tax rate	20.3%	21.5%

Our effective tax rate was approximately 20.3% and 21.5% for the three months ended September 30, 2021 and 2020, respectively.  For the three months ended September 30, 2021, our effective tax rate differs from the federal statutory rate primarily due to the excess tax benefit from share based compensation, the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.  For the three months ended September 30, 2020, the Company recorded tax expense which differed from the statutory rates primarily due to the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

Tax Balances and Activity

Income Taxes Receivable and Payable

As of September 30, 2021 and June 30, 2021, income tax payable totaled $7.1 million and $5.0 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  As of September 30, 2021 and June 30, 2021, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.  A tax valuation allowance was considered unnecessary as of management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of September 30, 2021, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $1.5 million and a federal deferred tax liability of $16.5 million.  As of June 30, 2021, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $1.7 million primarily comprised of net operating loss carryforwards and a federal deferred tax liability of $17.8 million.

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

Net Operating Loss Carryforwards

As of September 30, 2021 and June 30, 2021, the Company has approximately $12.2 million and $12.2 million, state and city net operating loss carryforwards, respectively. The Company's combined state and city tax-effected net operating loss carryforwards totaled, as of September 30, 2021 and June 30, 2021, $0.9 million and $0.9 million, respectively.  These state and city net operating loss carryforwards start to expire in the year ending June 30, 2030.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its condensed consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations.  For the three months ended September 30, 2021, there was no material movement in unrecognized tax benefits including interest and penalties.

In fiscal 2021, JMB became a wholly owned subsidiary of the Company as a result of our taxable stock purchase of the remaining interest in JMB.  We have considered JMB in our analysis of unrecognized tax benefit and increases during the year reflect certain inherited uncertain tax positions of JMB.

Tax Examinations

There has been no material change to our open tax examinations. Information related to open tax examinations is included in our 2021 Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

2)	Silver Towne, L.P. Through March 31, 2021, Silver Towne L.P. was a noncontrolling owner of AMST and all subsequent transactions with them are considered to be activity with an unrelated third-party.
3)	Equity method investees. As of September 30, 2021, the Company has four investments in privately-held entities, each of which has been determined to be an equity method investee and a related party.

Our related party transactions include (i) sales and purchases of precious metals (ii) financing activities (iii) repurchase arrangements, and (iv) hedging transactions.  Below is a summary of our related party transactions. The amounts presented for each period were based on each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

As of September 30, 2021 and June 30, 2021, the Company had related party receivables and payables balances as set forth below:

in thousands
	September 30, 2021			June 30, 2021
	Receivables		Payables	Receivables	Payables
Stack's Bowers Galleries	$—		$11	$3,576	$—
Equity method investees	9,809	(1)	453	10,693	84
	$9,809		$464	$14,269	$84

(1)	Balance primarily represents receivables, net (shown as components of receivables and derivative assets).

Long-term Investments

As of September 30, 2021 and June 30, 2021, the aggregate carrying balance of the equity method investments was $29.5 million and $18.2 million, respectively. (See Note 9.)

Secured Loans Receivable

On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $5.3 million. The loan is secured by precious metals and numismatic products.  As of September 30, 2021 and June 30, 2021, the outstanding principal balance of this loan was $0.0 million and $0.0 million, respectively.

On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products.  As of September 30, 2021 and June 30, 2021, the outstanding principal balance of this loan was $0.0 million and $3.0 million, respectively.

Activity with Related Parties

Sales and Purchases

During the three months ended September 30, 2021 and 2020, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended
	September 30, 2021		September 30, 2020
	Sales	Purchases	Sales		Purchases
Stack's Bowers Galleries	$6,348	$15,379	$21,954		$22,013
Equity method investees	117,666	9,253	480,500	(1)	2,546	(1)
SilverTowne L.P.	—	—	4,117		4,769
	$124,014	$24,632	$506,571		$29,328

(1)	Includes sales and purchases activity with JMB, which the Company fully acquired in March 2021.

Interest Income

During the three months ended September 30, 2021 and 2020, the Company earned interest income related to loans made to Stack's Bowers and from financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Three Months Ended
	September 30, 2021	September 30, 2020
Interest income from secured loans receivables	$58	$70
Interest income from finance products and repurchase arrangements	2,111	1,867
	$2,169	$1,937

Equity method investments — Earnings

During the three months ended September 30, 2021 and 2020, the Company recorded its proportional share of its equity method investee's net income as other income that totaled $1.5 million and $4.1 million, respectively. As a result of our acquisition of JMB in March 2021, the Company no longer accounts for the subsidiary’s earnings under the equity method. For the three months ended September 30, 2021, the Company accounted for JMB’s earnings as a wholly owned subsidiary in the Company’s consolidated results.

Other Income

During the three months ended September 30, 2021 and 2020, the Company earned royalty income related to one of CFC's secured lending agreements with Stack's Bowers that totaled $0.4 million and $0.4 million, respectively.

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

As of September 30, 2021, and as a result of various amendments, the Trading Credit Facility provided the Company with access up to $330.0 million, featuring a $280.0 million base, with a $50.0 million accordion option.  The Trading Credit Facility is scheduled to mature on March 25, 2022.  Loan costs have been capitalized when incurred and are amortized over the term of the Trading Credit Facility.  As of September 30, 2021 and June 30, 2021, the remaining unamortized balance of loan costs was approximately $0.8 million and $0.9 million, respectively.

The Company routinely uses the Trading Credit Facility to purchase and finance precious metals and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a 2.50% margin for revolving credit line loans. The one-month LIBOR rate was approximately 0.08% and 0.10% as of September 30, 2021 and June 30, 2021, respectively. The Trading Credit Facility agreement contains provisions to accommodate the replacement of the existing LIBOR-based rate with a successor Secured Overnight Financing Rate (“SOFR”) based rate upon a triggering event.

Borrowings are due on demand and totaled $194.0 million and $185.0 million at September 30, 2021 and June 30, 2021, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula.  The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $84.5 million and $65.4 million as determined on September 30, 2021 and June 30, 2021, respectively.

The Trading Credit Facility contains various restrictive financial covenants, all of which the Company was in compliance with as of September 30, 2021.

Interest expense related to the Company’s lines of credit totaled $2.0 million and $1.6 million, which represents 36.3% and 36.9% of the total interest expense recognized, for the three months ended September 30, 2021 and 2020, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.55% and 3.43%, respectively, for the three months ended September 30, 2021 and 2020.

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

As of September 30, 2021, the consolidated carrying balance of the Notes was $93.4 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $1.6 million, which is amortized using the effective interest method through the maturity date.  As of September 30, 2021, the balance of the interest payable was $0.2 million.  Interest on the Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the three months ended September 30, 2021 and 2020, the interest expense related to the Notes (including loan amortization costs) totaled $1.4 million and $1.4 million, which represents 26.3% and 33.0% of the total interest expense recognized by the Company, respectively.  For the three months ended September 30, 2021 and 2020, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed precious metals with market values totaling $74.6 million as of September 30, 2021, with corresponding metals totaling $56.4 million and $18.2 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated September 30, 2021 balance sheet.  The Company recorded liabilities on borrowed metals with market values totaling $91.9 million as of June 30, 2021 with corresponding metals totaling $71.0 million and $20.9 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated June 30, 2021 balance sheet.

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

Product Financing Arrangements

The Company has agreements with third party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $219.4 million and $201.0 million as of September 30, 2021 and June 30, 2021, respectively.

15. COMMITMENTS AND CONTINGENCIES

Refer to Note 2 for information relating to minimum rental payments under operating and finance leases.  Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2021 Annual Report for information relating to consulting and employment contracts, and other commitments.  The Company is not aware of any material changes to commitments as summarized in the 2021 Annual Report.

Legal Matters

The Company is from time to time party to various lawsuits, claims and other proceedings that arise in the ordinary course of its business. In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. We review our litigation matters each quarter to assess whether loss contingency reserves are required in accordance with GAAP.

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

16. STOCKHOLDERS’ EQUITY

Shelf Registration Statement

On September 25, 2020, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on March 4, 2021, on which the Company registered for sale up to $150 million of any combination of its debt securities, shares of common stock, shares of preferred stock, rights, warrants, units and/or purchase contracts from time to time and at prices and on terms that the Company may determine. After a public offering in March 2021, approximately $69.5 million of securities remain available for issuance under this shelf registration statement. This registration statement will remain in effect until March 2024.

Issuance of Common Stock in Connection with Increase in Long Term Investments

On August 27, 2021, the Company issued 61,590 shares of its common stock as partial consideration for its acquisition of an additional ownership interest in an equity method investment. (See Note 9).

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorizes the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, and other factors.  As of September 30, 2021, no shares had been repurchased under the program.

Dividends

On August 30, 2021, the Company's Board of Directors declared a non-recurring special dividend of $2.00 per common share to stockholders of record at the close of business on September 20, 2021.  The dividends were paid on September 24, 2021 and totaled $22.6 million.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved by the Company's stockholders on November 2, 2017.  As of September 30, 2021, 94,887 shares were available for issuance under the 2014 Plan, which terminates in 2027.

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

As of September 30, 2021 there were no awards with performance conditions nor awards with market conditions.

Stock Options

During the three months ended September 30, 2021 and 2020, the Company incurred $348,471 and $178,428 of compensation expense related to stock options, respectively.  As of September 30, 2021, there was total remaining compensation expense of $2,881,679 related to employee stock options, which will be recorded over a weighted average vesting period of approximately 2.0 years.

An obligatory event was triggered as a result of the non-recurring special dividends declared on August 30, 2021. In accordance with the terms of the Company’s equity award plans under which the options were issued, an adjustment was required to protect the holders of such stock options from decreases in the value of the stock options due to payment of the non-recurring special dividends. This event decreased the exercise price of outstanding stock options by $2.00 per dividend, effective on the date of record (September 20, 2021).  The fair value of the options before and after these events were unchanged and therefore no incremental stock-based compensation was recorded.

The following table summarizes the stock option activity for the three months ended September 30, 2021.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2021	1,159,028	$16.01	$35,343	$6.88
Exercises	(60,981)	$12.61
Outstanding at September 30, 2021	1,098,047	$14.14	$50,383	$6.89
Exercisable at September 30, 2021	678,558	$11.93	$32,629	$5.78

Following is a summary of the status of stock options outstanding as of September 30, 2021.

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$10.00	542,399	6.22	$5.31	308,911	4.73	$5.47
$10.01	$15.00	169,398	5.03	$14.09	161,064	4.89	$14.28
$15.01	$25.00	231,667	4.92	$19.68	205,000	4.40	$19.55
$25.01	$60.00	154,583	9.44	$36.87	3,583	9.08	$27.83
		1,098,047	6.22	$14.14	678,558	4.69	$11.93

The following table summarizes the nonvested stock option activity for the three months ended September 30, 2021.

	Options	Weighted Average Grant Date Fair Value Per Award
Nonvested Outstanding at June 30, 2021	466,377	$8.52
Vested	(46,888)	$7.00
Nonvested Outstanding at September 30, 2021	419,489	$8.69

Restricted Stock Units

RSUs granted by the Company are not transferable and automatically convert to shares of common stock on a one-for-one basis as the awards vest.

During the three months ended September 30, 2021 and 2020, the Company incurred $124,815 and $0 of compensation expense related to RSUs, respectively. As of September 30, 2021, there is $239,899 remaining compensation expense related to RSUs.

The following table summarizes the RSU activity for the three months ended September 30, 2021:

	Awards Outstanding		Weighted Average Fair Value per Unit at Grant Date
Outstanding at June 30, 2021	12,721		$37.72
Shares granted	56	(1)	$—
Outstanding at September 30, 2021	12,777		$37.55
Exercisable at September 30, 2021	—		$—

(1)	Award adjusted due to the special dividend declared on August 30, 2021, in order to preserve the value of the underlying award, which was required based on an existing antidilution provision.

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

17. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentration

No single customer provided 10 percent or more of the Company's revenues for three months ended September 30, 2021.

Customers providing 10 percent or more of the Company's accounts receivable as of September 30, 2021 and June 30, 2021 are presented on a comparative basis in the table below.

in thousands
	September 30, 2021		June 30, 2021
	Amount	Percent	Amount	Percent
Total accounts receivable	$104,522	100.0%	$89,000	100.0%
Customer concentrations
Customer A	$71,662	68.6%	$15,588	17.5%
	$71,662	68.6%	$15,588	17.5%

No single customer provided 10 percent or more of the Company's secured loan receivable balances as of as of September 30, 2021.

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

Revenue

in thousands
	Three Months Ended
	September 30, 2021		September 30, 2020
Revenue by segment(1)
Wholesale Sales & Ancillary Services	$1,940,843		$1,834,229
Eliminations of inter-segment sales	(440,833)		(20,521)
Wholesale Sales & Ancillary Services, net of eliminations (2)	1,500,010		1,813,708
Direct-to-Consumer	513,961	(a)	52,408	(b)
	$2,013,971		$1,866,116

(1)

The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

(2)	The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)	Includes $1.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)	Includes $4.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands
	Three Months Ended
	September 30, 2021	September 30, 2020
Revenue by geographic region(1)
United States	$1,173,124	$1,164,691
Europe	494,152	404,691
North America, excluding United States	329,685	266,748
Asia Pacific	14,244	15,165
Africa	17	-
Australia	2,749	14,821
	$2,013,971	$1,866,116

(1)

Presentation of amounts realigned based on current accounting policy that defines geographic area based on the delivery or settlement location.   The presentation change had no impact on the segments' operations or the Company's condensed consolidated results.

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended
	September 30, 2021	September 30, 2020
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$28,533	$30,581
Eliminations and adjustments	(2,984)	41
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	25,549	30,622
Direct-to-Consumer, net of eliminations	30,460	5,523
	$56,009	$36,145
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	1.470%	1.667%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	1.703%	1.688%
Direct-to-Consumer	5.927%	10.538%
Weighted average gross margin percentage	2.781%	1.937%

(1)

The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
	Three Months Ended
	September 30, 2021	September 30, 2020
Operating income (expense) by segment
Wholesale Sales & Ancillary Services	$(7,018)	$(4,047)
Eliminations	(60)	(41)
Wholesale Sales & Ancillary Services, net of eliminations	$(7,078)	$(4,088)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general and administrative expenses	$(8,682)	$(7,402)
Depreciation and amortization expense	(232)	(205)
Interest income	3,009	2,438
Interest expense	(2,438)	(2,948)
Earnings from equity method investments	1,489	4,126
Unrealized (losses) gains on foreign exchange	(224)	(97)
	$(7,078)	$(4,088)
Direct-to-Consumer
Selling, general and administrative expenses	$(7,539)	$(1,695)
Depreciation and amortization expense	(7,951)	(208)
Interest expense	(823)	-
	$(16,313)	$(1,903)
Secured Lending
Selling, general and administrative expenses	$(456)	$(408)
Depreciation and amortization expense	(88)	(88)
Interest income	2,522	1,545
Interest expense	(2,212)	(1,345)
Other income, net	409	359
	$175	$63

Net income (loss) before provision for income taxes

in thousands
	Three Months Ended
	September 30, 2021	September 30, 2020
Net income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$18,471	$26,534
Direct-to-Consumer	14,147	3,620
Secured Lending	175	63
	$32,793	$30,217

Advertising expense

in thousands
	Three Months Ended
	September 30, 2021	September 30, 2020
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(103)	$(65)
Direct-to-Consumer	(2,616)	(610)
Secured Lending	(54)	(25)
	$(2,773)	$(700)

Precious metals held under financing arrangements

in thousands
	September 30, 2021	June 30, 2021
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$112,770	$130,766
Secured Lending	17,848	23,976
	$130,618	$154,742

Inventories

in thousands
	September 30, 2021	June 30, 2021
Inventories by segment
Wholesale Sales & Ancillary Services	$476,407	$402,418
Direct-to-Consumer	86,623	53,069
Secured Lending	2,675	2,532
	$565,705	$458,019

in thousands
	September 30, 2021	June 30, 2021
Inventories by geographic region
United States	$535,180	$431,732
Europe	11,590	9,451
North America, excluding United States	18,645	16,633
Asia	290	203
	$565,705	$458,019

Total Assets

in thousands
	September 30, 2021	June 30, 2021
Assets by segment
Wholesale Sales & Ancillary Services	$859,443	$874,152
Eliminations	(84,882)	(163,850)
Wholesale Sales & Ancillary Services, net of eliminations	774,561	710,302
Direct-to-Consumer	332,569	335,829
Secured Lending	140,152	145,450
	$1,247,282	$1,191,581

in thousands
	September 30, 2021	June 30, 2021
Assets by geographic region
United States	$1,215,277	$1,162,195
Europe	13,070	12,550
North America, excluding United States	18,645	16,633
Asia	290	203
	$1,247,282	$1,191,581

Long-term Assets

in thousands
	September 30, 2021	June 30, 2021
Long-term assets by segment
Wholesale Sales & Ancillary Services	$47,360	$36,174
Direct-to-Consumer	182,402	188,208
Secured Lending	2,884	2,972
	$232,646	$227,354

in thousands
	September 30, 2021	June 30, 2021
Long-term assets by geographic region
United States	$232,644	$227,352
Europe	2	2
	$232,646	$227,354

Capital Expenditures for Property, Plant, and Equipment

in thousands
	Three Months Ended
	September 30, 2021	September 30, 2020
Capital expenditures on property, plant, and equipment by segment
Wholesale Sales & Ancillary Services	$337	$473
Direct-to-Consumer	372	3
	$709	$476

Goodwill and Intangible Assets

in thousands
	September 30, 2021	June 30, 2021
Goodwill by segment
Wholesale Sales & Ancillary Services	$8,881	$8,881
Direct-to-Consumer(1)	92,062	92,062
	$100,943	$100,943

(1)	Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	September 30, 2021	June 30, 2021
Intangibles by segment
Wholesale Sales & Ancillary Services	$2,812	$2,831
Direct-to-Consumer(1)	82,949	90,802
	$85,761	$93,633

(1)	Direct-to-Consumer segment’s intangibles balance is net of $1.3 million accumulated impairment losses.

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

for the comparable periods.

•

Non GAAP Measures.  In addition to certain key operational metrics to assess the performance of our business, management uses the financial performance measure “adjusted net income before provision for taxes” that is not prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”)

•

Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of September 30, 2021, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.

•

Critical accounting policies. This section discusses critical accounting policies that are considered both important to our financial condition and results of operations and require management to make significant judgment and estimates. All of our significant accounting policies, including the critical accounting policies are also summarized in Note 2 to the Company’s condensed consolidated financial statements.

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

Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment through A-Mark Precious Metals, Inc., and its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), and AM&ST Associates, LLC ("AMST" or the “SilverTowne Mint").

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

Through its wholly-owned subsidiary AMTAG, the Company promotes A-Mark's products and services to the international market. Through our wholly-owned subsidiary TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors, and collectors around the world.

The Company's wholly-owned subsidiary AMGL is based in Las Vegas, Nevada, and provides our customers an array of complementary services, including receiving, handling, inventorying, processing, packing, and shipping of precious metals and custom coins on a secure basis.

Through its wholly-owned subsidiary AMST, the Company designs and produces minted silver products. Our SilverTowne Mint operations allow us to provide greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments, which have historically created higher demand for precious metals products.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”). JMB has four wholly-owned subsidiaries: Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Goldline Metal Buying Corp. (“GMBC”), and Provident Metals Corp. (“PMC”).  Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP".)  As the context requires, references in this 10-Q to “JMB” may include GPG, Silver.com, GMBC and PMC, and references to “Goldline” may include AMIP and PMPP.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites and marketplaces. JMB operates five separately branded, company-owned websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, GoldPrice.org, and SilverPrice.org.

The Company acquired the 79.5% interest in JMB that it did not previously own in March 2021.  With this acquisition, we substantially expanded our e-commerce channel for precious coin and metals sales and increased the diversification of our business between wholesale and retail distribution.

The Company acquired Goldline in August 2017 through an asset purchase transaction with Goldline, LLC, which had been in operation since 1960. Goldline is a direct retailer of precious metals to the investor community, and markets its precious metal products on television, radio, and the internet, as well as through customer service outreach. AMIP manages Goldline’s intellectual property.

PMPP was formed in in fiscal 2019 pursuant to terms of a joint venture agreement, for the purpose of purchasing precious metals from the partners' retail customers, and then reselling the acquired products back to affiliates of the partners.  PMPP commenced operations in fiscal 2020.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary Collateral Finance Corporation, LLC. ("CFC").  CFC has two wholly-owned subsidiaries: AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of September 30, 2021, CFC and AMCF had, in the aggregate, approximately $110.3 million in secured loans outstanding, of which approximately 70.6% were acquired from third parties (some of which may be customers of A-Mark) and approximately 29.4% were originated by CFC.

AMCF was formed for the purpose of securitizing eligible secured loans of CFC.  AMCF issued, administers, and owns Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million.  The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98% (collectively referred to as the "Notes").  The Notes have a maturity date of December 15, 2023. See Note 14 to the Company’s condensed consolidated financial statements for additional information

CAI is a holding company that has an equity method interest in Collectible Card Partners, LLC (“CCP”). The purpose of CCP is to provide capital to fund commercial loans secured by graded sport cards and sports memorabilia.  CCP commenced operations in fiscal 2022.

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

We intend to continue to grow by leveraging off the strengths of our existing integrated operations:

•	our expertise in e-commerce and marketing;
•	our expansive retail distribution network;
•	the depth of our customer relationships;
•	our access to market makers, suppliers, and sovereign and private mints;
•	our trading systems in the U.S. and Europe;
•	our network of precious metals dealers;
•	our depository relationships around the world;
•	our knowledge of secured lending;
•	our design and production of minted silver products;
•	our ability to obtain more favorable pricing and financing terms due to our size;
•	our distribution, storage and logistics capabilities; and
•	the quality and experience of our management team.

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

Factors Affecting Revenues, Gross Profit, Interest Income, and Interest Expense

Set forth below are the key factors affecting the Company’s revenues, gross profit, interest income, and interest expense. These factors can result from both the Company’s ongoing business activities as well as from Company acquisitions. For the three months ended September 30, 2021, the Company’s results were significantly impacted by the acquisition of JMB in March 2021.

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

The period of time that inventory is held by the Company varies depending upon the nature of our inventory commitments with customers and suppliers.  (See Note 6 to the Company’s condensed consolidated financial statements for a description of our classifications of inventory by type.)  When management analyzes inventory turnover on a period over period basis, consideration is given to each inventory type and its corresponding impact on the inventory turnover calculation.  For example:

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

Non-GAAP Financial Measures

In addition to certain key operational metrics to assess the performance of our business, management uses financial performance measures that are not prepared in accordance with GAAP. One of these non-GAAP measures is “Adjusted net income before provision for income taxes”. We believe this non-GAAP measure provides useful information that can be used to evaluate our performance. Non-GAAP measures do not have standardized definitions and should not be relied upon in isolation or as a substitute for measures prepared in accordance with GAAP.  For a reconciliation of this non-GAAP measure to the amounts included in our Statements of Income for the three months ended September 30, 2021 and 2020, and certain limitations inherent in such measures, refer to the “Non-GAAP Measures” section below.

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

RESULTS OF OPERATIONS

Overview of Results of Operations for the Three Months Ended September 30, 2021 and 2020

Consolidated Results of Operations

The operating results of our business for the three months ended September 30, 2021 and 2020 are as follows:

in thousands, except per share data and performance metrics
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$2,013,971	100.000%	$1,866,116	100.000%	$147,855	7.9%
Gross profit	56,009	2.781%	36,145	1.937%	$19,864	55.0%
Selling, general, and administrative expenses	(16,677)	(0.828)%	(9,505)	(0.509)%	$7,172	75.5%
Depreciation and amortization expense	(8,271)	(0.411)%	(501)	(0.027)%	$7,770	1,550.9%
Interest income	5,531	0.275%	3,983	0.213%	$1,548	38.9%
Interest expense	(5,473)	(0.272)%	(4,293)	(0.230)%	$1,180	27.5%
Earnings from equity method investments	1,489	0.074%	4,126	0.221%	$(2,637)	(63.9%)
Other income, net	409	0.020%	359	0.019%	$50	13.9%
Unrealized losses on foreign exchange	(224)	(0.011)%	(97)	(0.005)%	$127	130.9%
Net income before provision for income taxes	32,793	1.628%	30,217	1.619%	$2,576	8.5%
Income tax expense	(6,669)	(0.331)%	(6,511)	(0.349)%	$158	2.4%
Net income	26,124	1.297%	23,706	1.270%	$2,418	10.2%
Net income attributable to noncontrolling interests	100	0.005%	623	0.033%	$(523)	(83.9%)
Net income attributable to the Company	$26,024	1.292%	$23,083	1.237%	$2,941	12.7%
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Per Share Data:
Basic	$2.31		$3.28		$(0.97)	(29.6%)
Diluted	$2.17		$3.09		$(0.92)	(29.8%)
Performance Metrics:(1)
Gold ounces sold(2)	669,000		721,000		(52,000)	(7.2%)
Silver ounces sold(3)	28,127,000		24,248,000		3,879,000	16.0%
Inventory turnover ratio(4)	3.8		5.0		(1.2)	(24.0%)
Number of secured loans at period end(5)	2,074		1,125		949	84.4%

(1)	See "Results of Segments" for a description of additional metrics not listed above.
(2)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(3)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(4)

Inventory turnover ratio is the cost of sales divided by average inventory for the period presented above.  This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the condensed consolidated balance sheets.

(5)	Number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the period.

Revenues

in thousands, except performance metrics
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$2,013,971	100.000%	$1,866,116	100.000%	$147,855	7.9%
Performance Metrics
Gold ounces sold	669,000		721,000		(52,000)	(7.2%)
Silver ounces sold	28,127,000		24,248,000		3,879,000	16.0%

Revenues for the three months ended September 30, 2021 increased $147.9 million, or 7.9% to $2.014 billion from $1.866 billion in 2020. Excluding an increase of $132.5 million of forward sales, our revenues increased $15.4 million, which was due to an increase in silver ounces sold at higher selling prices, partially offset by lower gold ounces sold at lower selling prices.

Gold ounces sold for the three months ended September 30, 2021 decreased 52,000 ounces, or 7.2%, to 669,000 ounces from 721,000 ounces in 2020.  Silver ounces sold for the three months ended September 30, 2021 increased 3,879,000 ounces, or 16.0%, to 28,127,000 ounces from 24,248,000 ounces in 2020. On average, the selling prices for gold decreased by 3.4% and selling prices for silver increased by 13.8% during the three months ended September 30, 2021 as compared to the prior year period.

JMB’s revenue activity represented 23.5% of the Company’s consolidated revenue for the three months ended September 30, 2021. JMB’s gold and silver ounces sold represented 20.1% and 22.4%, respectively, of the Company’s consolidated total of gold and silver ounces sold for the three months ended September 30, 2021.

A key factor that contributed to the increase in demand for silver was the volatility in precious metal prices caused by macroeconomic and other events.  A combination of price volatility, increased demand, and supply constraints led to a significant expansion in premium spreads in the precious metals market, having an onset during the second half of fiscal year 2020 and sustaining through the current fiscal year. We are uncertain of the duration of these conditions.

Gross Profit

in thousands, except performance metric
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$56,009	2.781%	$36,145	1.937%	$19,864	55.0%
Performance Metric
Inventory turnover ratio	3.8		5.0		(1.2)	(24.0%)

Gross profit for the three months ended September 30, 2021 increased by $19.9 million, or 55.0%, to $56.0 million from $36.1 million in 2020.  The overall gross profit increase was due to higher gross profits earned from the Direct-to-Consumer segment.

The Company’s overall gross margin percentage for the three months ended September 30, 2021 increased by 84.4 basis points to 2.781% from 1.937% in 2020.  The increase in gross margin percentage was mainly attributable to JMB’s retail market activity, which represented 44.1% of the Company’s consolidated gross profit for the three months ended September 30, 2021.

Our inventory turnover rate for the three months ended September 30, 2021 decreased by 24.0%, to 3.8 from 5.0 in 2020.  The decrease in our inventory turnover ratio was primarily due to higher average inventory balances related to product financing arrangements, which is a type of inventory that is typically held for longer periods, partially offset by higher volume of ounces sold on forward contracts.

Selling, General and Administrative Expense

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(16,677)	(0.828)%	$(9,505)	(0.509)%	$7,172	75.5%

Selling, general and administrative expenses for the three months ended September 30, 2021 increased $7.2 million, or 75.5%, to $16.7 million from $9.5 million in 2020. The change was primarily due to: (i) $6.0 million of expenses incurred by JMB (ii) $0.7 million of consulting and professional fees, (iii) higher insurance costs of $0.4 million, and (iv) increased compensation expense (including performance-based accruals) of $0.2 million.

JMB’s selling, general, and administrative expenses represented 35.8% of the Company’s consolidated selling, general, and administrative expenses for the three months ended September 30, 2021.

Depreciation and Amortization Expense

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(8,271)	(0.411)%	$(501)	(0.027)%	$7,770	1,550.9%

Depreciation and amortization expense for the three months ended September 30, 2021 increased $7.8 million, or 1,550.9%, to $8.3 million from $0.5 million in 2020. The change was primarily due to $7.7 million of JMB’s intangible asset amortization expense.

JMB’s depreciation and amortization expense represented 93.9% of the Company’s consolidated depreciation and amortization expense for the three months ended September 30, 2021.

Interest Income

in thousands, except performance metric
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$5,531	0.275%	$3,983	0.213%	$1,548	38.9%
Performance Metric
Number of secured loans at period-end	2,074		1,125		949	84.4%

Interest income for the three months ended September 30, 2021 increased $1.5 million, or 38.9%, to $5.5 million from $4.0 million in 2020.  The aggregate increase in interest income was primarily due to higher interest income earned by our Secured Lending Segment, and higher other finance product income.

The interest income from our Secured Lending segment increased by $1.0 million or by 63.2% compared with the prior year.  The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances during the current period as compared to the average monthly loan balances for the prior year period. The number of secured loans outstanding increased by 84.4% to 2,074 as of September 30, 2021, from 1,125 as of September 30, 2020.

The interest income from our other finance product income increased by $0.5 million in comparison to the same year-ago period.

Interest Expense

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(5,473)	(0.272)%	$(4,293)	(0.230)%	$1,180	27.5%

Interest expense for the three months ended September 30, 2021 increased $1.2 million, or 27.5% to $5.5 million from $4.3 million in 2020.  The increase in interest expense was primarily driven by each of the following components: (i) $0.7 million related to product financing arrangements, (ii) $0.4 million associated with our Trading Credit Facility and Notes Payable (including amortization of debt issuance costs), (iii) $0.2 million of loan servicing fees, offset by a decrease of (iv) $0.2 million in interest and fees associated with liabilities on borrowed metals.

Earnings from equity method investments

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$1,489	0.074%	$4,126	0.221%	$(2,637)	(63.9%)

Earnings from equity method investments for the three months ended September 30, 2021 decreased $2.6 million or 63.9% to $1.5 million from $4.1 million in 2020.  The aggregate decrease was primarily due to our acquisition of JMB, which occurred in March 2021 and has subsequently been reported by the Company as a wholly owned subsidiary. Prior to the acquisition and included in the comparable period above, the Company’s share of JMB’s earnings for the three months ended September 30, 2020, was $3.7 million.  The overall decrease was partially offset by increased earnings of $1.0 million associated with our other equity method investments.

Other income, net

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$409	0.020%	$359	0.019%	$50	13.9%

Other income, net for the three months ended September 30, 2021 increased $0.1 million, or 13.9% to $0.4 million from $0.4 million in 2020.  The increase was due to higher royalties earned by our Secured Lending segment.

Provision for Income Taxes

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(6,669)	(0.331)%	$(6,511)	(0.349)%	$158	2.4%

Our income tax expense was $6.7 million and $6.5 million for the three months ended September 30, 2021 and 2020, respectively.  Our effective tax rate was approximately 20.3% and 21.5% for the three months ended September 30, 2021 and 2020, respectively.  For the three months ended September 30, 2021, our effective tax rate differs from the federal statutory rate primarily due to the excess tax benefit from share based compensation, the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.  For the three months ended September 30, 2020, the Company recorded tax expense which differed from the statutory rates primarily due to the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

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

Results of Operations  — Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment through A-Mark Precious Metals, Inc., and its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), A-M Global Logistics, LLC ("Logistics"), and AM&ST Associates, LLC ("AMST" or "Silver Towne" or the "Mint"). Also, the Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments.

Overview of Results of Operations for the Three Months Ended September 30, 2021 and 2020

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment for the three months ended September 30, 2021 and 2020 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2021				2020				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,500,010	(a)	100.000%		$1,813,708	(c)	100.000%		$(313,698)	(17.3%)
Gross profit	25,549		1.703%	(b)	30,622		1.688%	(d)	$(5,073)	(16.6%)
Selling, general, and administrative expenses	(8,682)		(0.579)%		(7,402)		(0.408)%		$1,280	17.3%
Depreciation and amortization expense	(232)		(0.015)%		(205)		(0.011)%		$27	13.2%
Interest income	3,009		0.201%		2,438		0.134%		$571	23.4%
Interest expense	(2,438)		(0.163)%		(2,948)		(0.163)%		$(510)	(17.3%)
Earnings from equity method investments	1,489		0.099%		4,126		0.227%		$(2,637)	(63.9%)
Unrealized losses on foreign exchange	(224)		(0.015)%		(97)		(0.005)%		$127	130.9%
Net income before provision for income taxes	$18,471		1.231%		$26,534		1.463%		$(8,063)	(30.4%)
Performance Metrics:
Gold ounces sold(1)	522,000				704,000				(182,000)	(25.9%)
Silver ounces sold(2)	21,502,000				23,918,000				(2,416,000)	(10.1%)
Wholesale Sales ticket volume(3)	26,078				35,341				(9,263)	(26.2%)

(a)

Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $440.8 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.940 billion.

(b)	Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.470% for the period.
(c)

Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $20.5 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.834 billion.

(d)	Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.667% for the period.
(1)	Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(2)	Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(3)	Trading ticket volume represents the total number of product orders processed by A-Mark.

Revenues — Wholesale Sales & Ancillary Services

in thousands, except performance metrics
Three Months Ended September 30,	2021			2020			$	%
	$		% of revenue	$		% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,500,010	(a)	100.000%	$1,813,708	(c)	100.000%	$(313,698)	(17.3%)
Performance Metrics
Gold ounces sold	522,000			704,000			(182,000)	(25.9%)
Silver ounces sold	21,502,000			23,918,000			(2,416,000)	(10.1%)
Wholesale Sales ticket volume	26,078			35,341			(9,263)	(26.2%)

(a)

Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $440.8 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.940 billion.

(c)

Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $20.5 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.834 billion.

Revenues for the three months ended September 30, 2021 decreased $0.314 billion, or 17.3%, to $1.5 billion from $1.814 billion in 2020. Excluding an increase in forward sales of $132.5 million, our revenues decreased $446.2 million, which was due to a decrease in gold and silver ounces sold and lower gold selling prices, partially offset by higher silver selling prices.  The overall decrease in revenue and product volumes sold by the Wholesale Sales & Ancillary Services segment was primarily due to the elimination of inter-segment transactions with JMB, where no such eliminations occurred for sales to JMB during the comparable period, which was prior to its acquisition.   Since the Company’s March 2021 acquisition of JMB, the wholly owned subsidiary’s results are now included in the Direct-to-Consumer Segment. The Wholesale Sales & Ancillary Services segment’s gross sales before elimination of inter-segment activity for the three months ended September 30, 2021 increased $106.0 million, or 6.0%, to $1.940 billion from $1.834 billion in 2020, which was due to an increase in silver ounces sold at higher selling prices, partially offset by lower gold ounces sold at lower selling prices.

Gold ounces sold for the three months ended September 30, 2021 decreased 182,000 ounces, or 25.9%, to 522,000 ounces from 704,000 ounces in 2020. Silver ounces sold for the three months ended September 30, 2021 decreased 2,416,000 ounces, or 10.1%, to 21,502,000 ounces from 23,918,000 ounces in 2020. On average, the selling prices for gold decreased by 5.3% and selling prices for silver increased by 12.8% during the three months ended September 30, 2021 as compared to the prior year period.

Gold ounces sold before eliminations of inter-segment activity for the three months ended September 30, 2021 decreased 56,000 ounces, or 7.8%, to 660,000 ounces from 716,000 ounces in 2020. Silver ounces sold before eliminations of inter-segment activity for the three months ended September 30, 2021 increased 4,075,000 ounces, or 16.9%, to 28,181,000 ounces from 24,106,000 ounces in 2020.

The Wholesale Sales ticket volume for the three months ended September 30, 2021 decreased by 9,263 tickets, or 26.2%, to 26,078 tickets from 35,341 tickets in 2020. The current year ticket volume aligns with the decrease in the ounces sold as compared to the prior year period.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands, except performance metric
Three Months Ended September 30,	2021			2020			$	%
	$	% of revenue		$	% of revenue		Increase/ (decrease)	Increase/ (decrease)
Gross profit	$25,549	1.703%	(b)	$30,622	1.688%	(d)	$(5,073)	(16.6%)
Performance Metric
Wholesale Sales ticket volume	26,078			35,341			(9,263)	(26.2%)

(b)	Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.470% for the period.
(d)	Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.667% for the period.

Gross profit for the three months ended September 30, 2021 decreased by $5.1 million, or 16.6%, to $25.5 million from $30.6 million in 2020. The overall gross profit decrease was primarily due to the elimination of inter-segment transactions with JMB, as discussed in the preceding Revenues section.

This segment’s profit margin percentage increased by 1.5 basis points to 1.703% from 1.688% in 2020. The increase in gross margin percentage was mainly attributable to wider premium spreads due to increased silver demand and supply constraints and the impact of increased forward sales, offset by lower trading profits. Forward sales increase revenues but are associated with negligible gross margins. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(8,682)	(0.579)%	$(7,402)	(0.408)%	$1,280	17.3%

Selling, general and administrative expenses for the three months ended September 30, 2021 increased $1.3 million, or 17.3%, to $8.7 million from $7.4 million in 2020. The change was primarily due to increased consulting and professional fees of $0.7 million, higher insurance costs of $0.4 million, and increased compensation expense (including performance-based accruals) of $0.2 million.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$3,009	0.201%	$2,438	0.134%	$571	23.4%

Interest income for the three months ended September 30, 2021 increased $0.6 million, or 23.4%, to $3.0 million from $2.4 million in 2020.  The overall increase is primarily due to higher interest earned from repurchase agreements of $0.4 million and an increase in interest income earned from spot deferred orders of $0.2 million.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,438)	(0.163)%	$(2,948)	(0.163)%	$(510)	(17.3%)

Interest expense for the three months ended September 30, 2021 decreased $0.5 million, or 17.3% to $2.4 million from $2.9 million in 2020. The decrease was primarily driven by lower interest expense related to our Trading Credit Facility and Notes Payable of $0.2 million, liabilities on borrowed metals of $0.2 million, inter-segment eliminations related to JMB’s product financing activity with A-Mark of $0.8 million, partially offset by higher interest and fees from product financing arrangements of $0.7 million.

Earnings from equity method investments— Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$1,489	0.099%	$4,126	0.227%	$(2,637)	(63.9%)

Earnings from equity method investments for the three months ended September 30, 2021 decreased $2.6 million, or 63.9% to $1.5 million from $4.1 million in 2020. The aggregate decrease was primarily due to our acquisition of JMB, which occurred in March 2021 and has subsequently been reported by the Company as a wholly owned subsidiary. Prior to the acquisition and included in the comparable period above, the Company’s share of JMB’s earnings for the three months ended September 30, 2020, was $3.7 million.  The overall decrease was partially offset by increased earnings of $1.0 million from our other equity method investments.

Results of Operations  — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through our wholly-owned subsidiaries: JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), and through our 50%-owned subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").  As a result of the completion of our acquisition of JMB in March 2021 (see Note 1 of the Company’s condensed consolidated financial statements) JMB’s financial activity, including performance data, is included in the Direct-to-Consumer segment's current fiscal year quarterly results.

Overview of Results of Operations for the Three Months Ended September 30, 2021 and 2020

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer segment for the three months ended September 30, 2021 and 2020 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2021				2020				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$513,961	(a)	100.000%		$52,408	(c)	100.000%		$461,553	880.7%
Gross profit	30,460		5.927%	(b)	5,523		10.538%	(d)	$24,937	451.5%
Selling, general and administrative expenses	(7,539)		(1.467)%		(1,695)		(3.234)%		$5,844	344.8%
Depreciation and amortization expense	(7,951)		(1.547)%		(208)		(0.397)%		$7,743	3722.6%
Interest expense	(823)		(0.160)%		—		—		$823	—
Net income before provision for income taxes	$14,147		2.753%		3,620		6.907%		$10,527	290.8%
Performance Metrics:
Gold ounces sold(1)	147,000				17,000				130,000	764.7%
Silver ounces sold(2)	6,625,000				330,000				6,295,000	1907.6%
Number of new customers(3)	33,800				900				32,900	3655.6%
Number of active customers(4)	117,700				3,100				114,600	3696.8%
Number of total customers(5)	1,835,800				159,300				1,676,500	1052.4%
DTC ticket volume(6)	227,061				4,607				222,454	4828.6%

(a)	Includes $1.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)	Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 5.931% for the period.
(c)	Includes $4.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)	Gross profit percentage, excluding inter-segment company sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 11.563% for the period.
(1)	Gold ounces sold represents the ounces of gold product sold and delivered during the period.
(2)	Silver ounces sold represents the ounces of silver product sold and delivered during the period.
(3)	Number of new customers represents the number of customers that have registered or setup a new account or made a purchase for the first time during the period.
(4)	Number of active customers represents the number of customers that have made a purchase during the period.
(5)	Number of total customers represents the aggregate number of customers that have registered or set up an account or have made a purchase in the past.
(6)	Ticket volume represents the total number of product orders processed by JMB, Goldline, and PMPP during the period.

Segment Results — Direct-to-Consumer

Revenues — Direct-to-Consumer

in thousands, except performance metrics
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$513,961	100.000%	$52,408	100.000%	$461,553	880.7%
Performance Metrics:
Gold ounces sold	147,000		17,000		130,000	764.7%
Silver ounces sold	6,625,000		330,000		6,295,000	1907.6%
DTC ticket volume	227,061		4,607		222,454	4828.6%

Revenues for the three months ended September 30, 2021 increased $461.6 million, or 880.7%, to $514.0 million from $52.4 million in 2020. Excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, revenues for the three months ended September 30, 2021 increased $465.1 million or 975.1% to $512.8 million from $47.7 million in 2020. The increase in revenue was primarily due to JMB activity, with revenue of $472.3 million for the three months ended September 30, 2021, while Goldline and PMPP in the aggregate had decreased revenue of $10.8 million as compared to the prior year period.

Gold ounces sold for the three months ended September 30, 2021 increased 130,000 ounces, or 764.7%, to 147,000 ounces from 17,000 ounces in 2020.  Silver ounces sold for the three months ended September 30, 2021 increased 6,295,000 ounces, or 1907.6%, to 6,625,000 ounces from 330,000 ounces in 2020. The increase in the segment’s precious metals ounces sold was primarily due to JMB activity, which accounted for more than 90% of total gold and silver sales for the three months ended September 30, 2021, partially offset by Goldline and PMPP activity in the aggregate, having lower ounces of precious metals sold as compared to the prior year period.

On average, the selling prices for gold decreased by 13.0% and selling prices for silver decreased by 2.6% during the three months ended September 30, 2021 as compared to the prior year period.

The number of new customers for the three months ended September 30, 2021 increased 32,900, or 3,655.6% to 33,800 from 900 in 2020. The number of active customers for the three months ended September 30, 2021 increased 114,600, or 3,696.8% to 117,700 from 3,100 in 2020.  The number of total customers as of September 30, 2021 increased 1,676,500, or 1052.4% to 1,835,800 from 159,300 as of September 30, 2020.  The increases in the customer-based metrics were primarily due to our acquisition of JMB in 2021, inclusive of its customer base.

The Direct-to-Consumer ticket volume for the three months ended September 30, 2021 increased by 222,454 tickets, or 4828.6%, to 227,061 tickets from 4,607 tickets in 2020. The increase in ticket volume was primarily due to transactions generated by our newly acquired subsidiary, JMB.

Gross Profit — Direct-to-Consumer

in thousands, except performance metric
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$30,460	5.927%	$5,523	10.538%	$24,937	451.5%

Gross profit for the three months ended September 30, 2021 increased by $24.9 million, or 451.5%, to $30.5 million from $5.5 million in 2020.  The increase in gross profit was mainly due to JMB’s contribution, which accounted for $24.7 million or 99.0% of the increase.

For the three months ended September 30, 2021, the Company’s profit margin percentage decreased by 461.2 basis points to 5.927% from 10.538% in 2020. Excluding the impact of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, the Direct-to-Consumer segment's gross profit margin percentage decreased by 563.2 basis points to 5.931% from 11.563% in 2020.  The decrease in the profit margin percentage was mainly driven by the addition of JMB which has lower Direct-to-Consumer margins, partially offset by improved gross profit percentages at Goldline and PMPP.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(7,539)	(1.467)%	$(1,695)	(3.234)%	$5,844	344.8%

Selling, general and administrative expenses for the three months ended September 30, 2021 increased $5.8 million, or 344.8%, to $7.5 million from $1.7 million in 2020. The change was primarily due to JMB’s selling, general, and administrative activity of $6.0 million.

Depreciation and amortization expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(7,951)	(1.547)%	$(208)	(0.397)%	$7,743	3,722.6%

Depreciation and amortization expense for the three months ended September 30, 2021, increased $7.7 million, or 3,722.6%, to $8.0 million from $0.2 million in 2020. The change was primarily due to JMB’s depreciation and amortization expense of $7.8 million.

Interest expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(823)	(0.160)%	$—	—	$823	—

Interest expense for the three months ended September 30, 2021 increased $0.8 million to $0.8 million from $0.0 million in 2020. The increase related to JMB’s product financing activity with A-Mark.

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC. ("CFC"), AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”).

Overview of Results of Operations for the Three Months Ended September 30, 2021 and 2020

—  Secured Lending Segment

The operating results of our Secured Lending segment for the three months ended September 30, 2021 and 2020 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,522	100.000%	$1,545	100.000%	$977	63.2%
Interest expense	(2,212)	(87.708)%	(1,345)	(87.055)%	$867	64.5%
Selling, general and administrative expenses	(456)	(18.081)%	(408)	(26.408)%	$48	11.8%
Depreciation and amortization expense	(88)	(3.489)%	(88)	(5.696)%	$0	(—%)
Other income, net	409	16.217%	359	23.236%	$50	13.9%
Net income before provision for income taxes	$175	6.939%	$63	4.078%	$112	177.8%
Performance Metric:
Number of secured loans at period end(1)	2,074		1,125		949	84.4%

(1)	Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Three Months Ended September 30,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,522	100.000%	$1,545	100.000%	$977	63.2%
Performance Metric
Number of secured loans at period-end	2,074		1,125		949	84.4%

Interest income for the three months ended September 30, 2021 increased $1.0 million, or 63.2%, to $2.5 million from $1.5 million in 2020. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances during the current period as compared to the average monthly loan balances for the prior year period. The number of secured loans outstanding increased by 949 or 84.4% to 2,074 from 1,125 as of September 30, 2020.

Interest Expense — Secured Lending

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,212)	(87.708)%	$(1,345)	(87.055)%	$867	64.5%

Interest expense for the three months ended September 30, 2021 increased $0.9 million, or 64.5% to $2.2 million from $1.3 million in 2020.  The change in interest expense is driven by the value of our secured loan portfolio, which is primarily financed through our notes payable and Trading Credit Facility. As compared to the same year-ago period, interest expense related to our notes payable and Trading Credit Facility increased $0.6 million and loan servicing costs increased $0.2 million.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(456)	(18.081)%	$(408)	(26.408)%	$48	11.8%

Selling, general, and administrative expenses for the three months ended September 30, 2021 increased $48.0 thousand, or 11.8%, to $456.0 thousand from $408.0 thousand in 2020.  The increase was mainly driven by higher professional fees and marketing expense offset by lower compensation expense.

Other Income, net — Secured Lending

in thousands
Three Months Ended September 30,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$409	16.217%	$359	23.236%	$50	13.9%

Other income, net for the three months ended September 30, 2021 increased $50.0 thousand, or 13.9% to $409.0 thousand from $359.0 thousand in 2020. The increase was due to higher royalty income earned.

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

Reconciliation

In our reconciliation from our reported GAAP “net income before provision for taxes” to our non-GAAP “adjusted net income before provision for taxes,” we eliminate the impact of the following three amounts: (i) acquisition expenses; (ii) amortization expenses related to intangible assets acquired; and (iii) depreciation expense. The following tables reconcile this non-GAAP financial measure to its most closely comparable GAAP measure on our financial statements for the three months ended September 30, 2021 and 2020.

in thousands
Three Months Ended September 30,	2021	2020	$
	$	$	Increase/ (decrease)
Revenues	$2,013,971	$1,866,116	$147,855
Net income before provision for income taxes	$32,793	$30,217	$2,576
Adjustments:
Acquisition costs	44	—	$44
Amortization of acquired intangibles	7,872	154	$7,718
Depreciation expense	399	347	$52
Adjusted net income before provision for income taxes (Non-GAAP)	$41,108	$30,718	$10,390

Adjustments

Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included as a component of selling, general, and administrative expenses in the Company’s condensed consolidated statements of income. Acquisition expenses are recorded in the periods in which the costs are incurred, and the services are received. We exclude acquisition expenses when we evaluate our on-going operational performance and to facilitate comparison of period-to-period operational performance.

Amortization of purchased intangibles. Amortization expense of purchased intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions.  Management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business.  The use of intangible assets such as our existing customer relationships and developed technology contributed to our revenues earned during the periods presented and is expected to contribute to our revenues in future periods. Amortization of purchased intangible assets will recur in future periods. For additional information about the amortization of our purchased intangibles, see Note 8 to the Company’s condensed consolidated financial statements.

Depreciation expense. Depreciation expense is calculated using a straight-line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Due to depreciation expense being non-cash in nature, management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business.

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid.  As of September 30, 2021, approximately 81.0% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity.  Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements and draws upon and pays down its lines of credit so as to minimize interest expense. (See Note 14 to the Company’s condensed consolidated financial statements.)

Lines of Credit

in thousands
	September 30, 2021	June 30, 2021	September 30, 2021 Compared to June 30, 2021
Lines of credit	$194,000	$185,000	$9,000

Effective March 26, 2021, through an amendment and restatement of the applicable credit documents, A-Mark renewed its uncommitted demand borrowing facility ("Trading Credit Facility") with a syndicate of banks. Under the agreements, Coöperatieve Rabobank U.A. acts as lead lender and administrative agent and Macquarie Bank Limited acts as syndication agent.  As of September 30, 2021, the Trading Credit Facility provided the Company with access up to $330.0 million, featuring a $280.0 million base, with a $50.0 million accordion option. The maturity date of the credit facility is March 25, 2022. The Trading Credit Facility was initially entered into on March 31, 2016, and the Company has successfully amended and extended the terms of the Trading Credit Facility each year since its inception.

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance its lending activities.

Notes Payable

in thousands
	September 30, 2021	June 30, 2021	September 30, 2021 Compared to June 30, 2021
Notes payable	$93,446	$93,249	$197

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

As of September 30, 2021, the consolidated aggregate carrying balance of the Notes was $93.4 million (which excludes the $5.0 million Note that the Company retained), and the remaining unamortized loan cost balance was approximately $1.6 million, which is amortized using the effective interest method through the maturity date.  (See Note 14 to the Company’s condensed consolidated financial statements.)

Liabilities on Borrowed Metals

in thousands
	September 30, 2021	June 30, 2021	September 30, 2021 Compared to June 30, 2021
Liabilities on borrowed metals	$74,618	$91,866	$(17,248)

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

Product Financing Arrangements

in thousands
	September 30, 2021	June 30, 2021	September 30, 2021 Compared to June 30, 2021
Product financing arrangements	$219,420	$201,028	$18,392

The Company has agreements with financial institutions and other third parties that allow the Company to transfer its gold and silver inventory to the third party at an agreed-upon price based on the spot price, which provides alternative sources of liquidity. During the term of the agreement both parties intend for inventory to be returned at an agreed-upon price based on the spot price on the termination (repurchase) date. The third parties charge monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified as interest expense. These transactions do not qualify as sales and therefore are accounted for as financing arrangements and reflected in the Company’s condensed consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales.

Secured Loans Receivable

in thousands
	September 30, 2021	June 30, 2021	September 30, 2021 Compared to June 30, 2021
Secured loans receivable	$110,323	$112,968	$(2,645)

CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins that affords our customers a convenient means of financing their inventory or collections. (See Note 5 to the Company’s condensed consolidated financial statements.) AMCF also purchases and holds secured loans from CFC to meet its collateral requirements related to the Notes (See Note 14 to Company’s condensed consolidated financial statements.)  Most of the Company's secured loans are short-term in nature. The renewal of these instruments is at the discretion of the Company and, as such, provides us with some flexibility in regard to our capital deployment strategies.

Dividends

On August 30, 2021, the Company's Board of Directors declared a non-recurring special dividend of $2.00 per common share to stockholders of record at the close of business on September 20, 2021.  The dividends were paid on September 24, 2021 and totaled $22.6 million.

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

The following summarizes components of our condensed consolidated statements of cash flows for the three months ended September 30, 2021 and 2020:

in thousands
Year Ended	September 30, 2021	September 30, 2020	September 30, 2021 Compared to September 30, 2020
Net cash used in operating activities	$(69,733)	$(98,072)	$28,339
Net cash used in investing activities	$(7,366)	$(25,269)	$17,903
Net cash provided by financing activities	$5,303	$95,386	$(90,083)

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) investing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.  The primary reason for the decrease in net cash used in operating activities was due to changes in working capital as well as increased cash generated from net income, adjusted for noncash items.  Net cash used in investing activities decreased as a result of lower loan origination and acquisition activity, partially offset by an increase in purchases of long-term investments.  The primary reason for the decrease in net cash provided by financing activities was due to a decrease in the use of short-term debt financing as well a higher amount of dividends paid.

Net cash (used in) provided by operating activities

Operating activities used $69.7 million and $98.1 million in cash for the three months ended September 30, 2021 and 2020, respectively, representing a $28.3 million decrease in the use of cash used compared to the three months ended September 30, 2020.   The decrease in cash used was primarily due to changes in working capital, which includes the balances of derivative assets and liabilities, receivables, and precious metals held under financing arrangements, as well as increased net income, adjusted for noncash items, partially offset by changes in the balances of accounts payable and other current liabilities and inventories.

Net cash (used in) provided by investing activities

Investing activities used $7.4 million and $25.3 million in cash for the three months ended September 30, 2021 and 2020, respectively, representing a $17.9 million decrease in the use of cash compared to the three months ended September 30, 2020.  This period over period decrease in cash used was primarily due to the lower investing cash outflows of $24.4 million associated with the acquisition and origination of secured loans during the period, partially offset by an increase of cash outflows of $6.3 million in connection with the purchase of long term investments.

Net cash provided by (used in) financing activities

Financing activities provided $5.3 million and $95.4 million in cash for the three months ended September 30, 2021 and 2020, respectively, representing a $90.1 million decrease in the source of cash compared to the three months ended September 30, 2020.  This period over period decrease was primarily due to the change in cash provided by the Trading Credit Facility of $70.0 million, a higher special dividend paid by $12.1 million, and the change in cash provided by product financing arrangements of $8.5 million.

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

Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. We also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers.  Our forwards contracts open at September 30, 2021 are scheduled to settle within 60 days. Futures positions do not have settlement dates. The Company typically uses futures contracts for its shorter-term hedge positions and forward contracts for longer term hedge positions.

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

The Company’s net gains (losses) on derivative instruments for the three months ended September 30, 2021 and 2020, totaled $3.1 million and ($26.6) million, respectively.  These net gains (losses) on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of September 30, 2021 and June 30, 2021:

in thousands
	September 30, 2021	June 30, 2021
Inventories	$565,705	$458,019
Precious metals held under financing arrangements	130,618	154,742
	696,323	612,761
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(709)	(406)
Premium on metals position	(16,035)	(11,017)
Precious metal value not hedged	(16,744)	(11,423)
	679,579	601,338
Commitments at market:
Open inventory purchase commitments	598,731	987,926
Open inventory sales commitments	(383,666)	(590,156)
Margin sale commitments	(6,257)	(7,322)
In-transit inventory no longer subject to market risk	(22,674)	(16,707)
Unhedgeable premiums on open commitment positions	4,504	8,638
Borrowed precious metals	(74,618)	(91,866)
Product financing arrangements	(219,420)	(201,028)
Advances on industrial metals	289	287
	(103,111)	89,772
Precious metal subject to price risk	576,468	691,110
Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	226,868	175,352
Precious metals futures contracts at market values	347,938	514,240
Total market value of derivative financial instruments	574,806	689,592

Net precious metals subject to commodity price risk	$1,662	$1,518

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At September 30, 2021, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

Commitments and Contingencies

Refer to Note 15 to the Company’s condensed consolidated financial statements for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2021 and June 30, 2021, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands
	September 30, 2021	June 30, 2021
Purchase commitments	$598,731	$987,926
Sales commitments	$(383,666)	$(590,156)
Margin sale commitments	$(6,257)	$(7,322)
Open forward contracts	$226,868	$175,352
Open futures contracts	$347,938	$514,240
Foreign exchange forward contracts	$13,784	$6,541

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

The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. (See Note 11 to the Company’s condensed consolidated financial statements.)

CRITICAL ACCOUNTING POLICIES

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time the Company’s condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies, assumptions, estimates and judgments to ensure that the Company’s condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could materially differ from our estimates.

Our significant accounting policies are discussed in Note 2 to the Company’s condensed consolidated financial statements. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

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

Inventory includes amounts borrowed from suppliers and customers arising from various arrangements including unallocated metal positions held by customers in the Company’s inventory, amounts due to suppliers for the use of consigned inventory, metals held by suppliers as collateral on advanced pool metals, as well as shortages in unallocated metal positions held by the Company in the supplier’s inventory.  Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position.  Amounts under these arrangements require delivery either in the form of precious metals or cash.  The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 11 to the Company’s condensed consolidated financial statements.)

The Company enters into product financing agreements for the transfer and subsequent option or obligation to reacquire its gold and silver inventory at an agreed-upon price based on the spot price with a third party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, charged by the third party finance company.  During the term of the financing agreement, the third party company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the termination (repurchase) date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified as interest expense.   These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements, and are reflected in the Company’s condensed consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is restricted) are carried at fair value, with changes in fair value included in cost of sales in the Company’s condensed consolidated statements of income.

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

Business Combinations

We completed the acquisition of JMB during the third quarter of fiscal year 2021. The accounting for a business combination requires tangible and intangible assets acquired and liabilities assumed to be recorded at estimated fair value. We valued intangible assets at their estimated fair values at the acquisition date based upon assumptions related to the future cash flows and discount rates utilizing the then currently available information, and in some cases, valuation results from independent valuation specialists. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset and the expected period of time over which those cash flows will occur and to determine an appropriate discount rate.

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

Income Taxes

As part of the process of preparing the Company’s condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s condensed consolidated balance sheets. See Note 12 to the Company’s condensed consolidated financial statements for more information on the Company’s accounting for income taxes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial position or results of operations, see Note 2 to the Company’s condensed consolidated financial statements.

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

We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility.  Amounts under the Trading Credit Facility bear interest based on one month LIBOR plus 2.50%. The LIBOR was approximately 0.08% as of September 30, 2021.  The Trading Credit Facility agreement contains provisions to accommodate the replacement of the existing LIBOR-based rate with a successor Secured Overnight Financing Rate (“SOFR”) based rate upon a triggering event.

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

•

The Company operates a financing business through CFC which makes secured loans at loan-to-value ratios—principal loan amount divided by the liquidation value, as conservatively estimated by management, of the collateral—of, in most cases, 50% to 85%. These loans are both variable and fixed interest rate loans, with some maturities on-demand and others from three to twelve months.

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

•	the reserves we establish for loan losses, which may prove insufficient.

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

The COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. While there have been positive effects of the market reaction to the outbreak on our business, the continuing pandemic could have adverse effects on our businesses in the future, including with respect to the following:

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

•

We engage in transactions with numerous financial counterparties.  If these parties were to experience significant financial reversals as a result of the COVID-19 pandemic, these parties may be unable to comply with their financial obligations to us, may cease transacting business with us or could curtail or terminate the credit that they extend to us. While we deal with a significant number of counterparties, we nonetheless have concentration in our customer base.  To the extent that the COVID-19 pandemic were to materially and adversely affect the financial condition of customers responsible for a material portion of our revenues, our business could be correspondingly impaired.

•

We require a regular supply of newly minted coins and other numismatics in the conduct of our coin and bar and retail businesses.  Our AMST subsidiary supplies a portion of our requirements for silver products.  We are also dependent on the production of gold and silver mints around the world for the supply of the majority of our product requirements.  Many mints, and refineries that supply gold and silver for the mints, reduced the capacity of their operations during the COVID-19 crisis, and most major mints continue to operate at materially reduced capacity due to COVID-19 protocols and related workforce shortages. As a result we have experienced periods when precious metals products were unavailable to us.  Any uncertainty regarding the availability of coin and other products could make it difficult for us to commit to future delivery, could make it more difficult for us to forecast and plan for our coin and bar operations and could otherwise adversely impact this aspect of our business.

•

Mints and refineries, including our AMST subsidiary, rely on specialized, armored vehicles provided by third party commercial services to transport precious metals and numismatics. We also rely on these transportation services to transport our products to and from our customers and from the mints and our other suppliers.  During the COVID-19 pandemic, mints, refineries, and we have faced transportation challenges and increased transportation costs. Constraints on transportation capacity could impact product availability and higher transportation costs owing to the pandemic may in the future adversely affect our sales and profitability.

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

One of A-Mark's key assets is the customer base of its Wholesale Sales & Ancillary Services segment. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals.   In any given quarter, our sales in this segment may be derived from a small number of significant customers. If our relationships with these customers deteriorated, or if we were to lose these customers, our business could be materially adversely affected.

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

AMST depends on critical pieces of equipment which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures or business interruptions. AMST’s facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, accidents or violent weather conditions. AMST has insurance to cover certain of the risks associated with equipment damage and resulting business interruption, but there are certain events that would not be covered by insurance and there can be no assurance that insurance will continue to be available on acceptable terms. Interruptions in AMST’s processing and production capabilities and shutdowns resulting from unanticipated events could have a material adverse effect on our business.

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

A-Mark has significant quantities of high-value precious metals at its Logistics facility, at third-party depositories and in transit. There is a risk that part or all of the gold and other precious metals held by A-Mark, whether on its own behalf or on behalf of its customers, could be lost, damaged or stolen. In addition, access to A-Mark’s precious metals could be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Although we maintain insurance on terms and conditions that we consider appropriate, we may not have adequate sources of recovery if our precious metals inventory is lost, damaged, stolen or destroyed, and recovery may be limited. Among other things, our insurance policies exclude coverage in the event of loss as a result of terrorist attacks or civil unrest.

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

The Company’s interest in PMPP is subject to the risks customarily associated with the conduct of joint ventures, including the risk of (i) failure to agree on strategic decisions requiring the approval of both parties, (ii) failure of the joint venture partner to meet its obligations, and (iii) disputes between the joint venturers or litigation regarding joint venture matters. Each of these risks could have a material adverse impact on the viability of PMPP, and its potential contributions to the Company’s future cash flows and earnings.

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

This volatility may drive fluctuation of our revenues, as a consequence of which our results for any one period may not be indicative of the results to be expected for any future period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Furthermore, even if we are fully hedged as to any given position, there is the risk of default by our counterparties to the hedge. A default by a counterparty on a substantial hedge could have a material adverse effect on our business.

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

CFC operates under a California Finance Lenders License issued by the California Department of Financial Protection and Innovation. CFC is required to submit a finance lender law annual report to the state which summarizes certain loan portfolio and financial information regarding CFC.  The Department of Financial Protection and Innovation may audit the books and records of CFC to determine whether CFC is in compliance with the terms of its lending license.  In addition, although we do not believe that our activities fall within the jurisdiction of the Commodity Futures Trading Commission, we have been subject to an ongoing investigation by this agency, which may in the future, along with other federal and state agencies, seek to assert oversight over aspects of our operations.

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

In 2016, the European Union ("EU") adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which went into effect in May 2018. The EU data protection regime expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover or €20 million, and includes new rights such as the “portability” of personal data. Although the GDPR applies across the EU without a need for local implementing legislation, EU member states have the ability to interpret the GDPR opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis.

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

In 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), effective on January 1, 2020. The new law provides California consumers with a greater level of transparency and broader rights and choices with respect to their personal information than those contained in any existing state and federal laws in the U.S. The “personal information” regulated by CCPA is broadly defined to include identification or association with a California consumer or household, including demographics, usage, transactions and inquiries, preferences, inferences drawn to create a profile about a consumer, and education information. Compliance with CCPA requires the implementation of a series of operational measures such as preparing data maps, inventory, or other records of all personal information pertaining to California residents, households and devices, as well as information sources, usage, storage, and sharing, maintaining and updating detailed disclosures in privacy policies, establishing mechanisms (including, at a minimum, a toll-free telephone number and an online channel) to respond to consumers’ data access, deletion, portability, and opt-out requests, providing a clear and conspicuous “Do Not Sell My Personal Information” link on the home page of the business’ website, etc. CCPA prohibits businesses from discriminating against consumers who have opted out of the sale of their personal information, subject to a narrow exception. It allows companies to provide financial incentives to California consumers in order to obtain their consent to the collection and use of their personal information. Violations of CCPA will result in civil penalties up to $7,500 per violation. CCPA further allows consumers to file lawsuits against a business if a data breach has occurred and the California Attorney General does not prosecute the business.

In addition, effective on October 1, 2019, existing Nevada law was amended by a bill (the “Amendment Bill”) that requires operators of websites and online services to post a notice on their websites regarding their privacy practices. The Amendment Bill requires operators of internet websites or online services to establish a designated request address through which a consumer may submit a verified request directing such operators not to make any sale of covered information collected about the consumer. The “covered information” regulated by the Amendment Bill is defined to include an enumerated list of items of personally identifiable information (including names, addresses, email addresses, phone numbers, social security numbers and identifiers that allow a specific person to be contacted). Virginia and Colorado have recently passed similar data privacy laws, which come into effect in 2023.

The changes introduced by these statutes, and other similar regulations enacted by other jurisdictions, will subject the Company to additional costs and complexity of compliance, by requiring, among other things, changes to the Company’s security systems, policies, procedures and practices. In addition, a violation by the Company of the new regulations could expose us to penalties and sanctions.

One or more states or municipalities could assert that the Company is liable for sales and use, commerce, or similar type of taxes, which could adversely affect our business.

We ship product to retail customers throughout the United States.  In South Dakota v. Wayfair, Inc. et al ("Wayfair"), the U.S. Supreme Court ruled that states may charge tax on purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state.   The effect of Wayfair was to uphold economic nexus principles in determining sales and use tax nexus.  As a result of the decision, most states have adopted laws that require an out-of-state retailer to register and collect sales and use or other non-income type taxes upon meeting certain economic nexus standards regardless of whether the company has physical presence in the state.  Although the Company believes it is complying with these requirements, our interpretation and application of the newly enacted legislation may differ from the states, which could result in the states' attempt to impose additional tax liabilities, including potential penalties and interest.  Furthermore, the requirements by state or local governments on out-of-state sellers to collect sales and use taxes could deter futures sales, which could have an impact on our business, financial condition, and results of operations.

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

We are dependent on third parties, referred to as lead providers (or lead generators) and marketing affiliates, as a source of new customers for our Direct-to-Consumer segment and new borrowers for our Secured Lending segment. Our marketing affiliates place our advertisements on their websites that direct potential customers to our websites. Generally, lead providers operate, and also work with their own marketing affiliates who operate, separate websites to attract prospective customers and then sell those “leads” to online traders and lenders. As a result, the success of our Direct-to-Consumer and Secured Lending businesses depends substantially on the willingness and ability of lead providers or marketing affiliates to provide us customer leads at acceptable prices.

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

In addition, the U.S. Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts and has enacted legislation with such a prohibition with respect to certain mortgage loan agreements and also certain consumer loan agreements to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directed the CFPB to study consumer arbitration and authorized the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. In July 2017, the CFPB issued a new rule on arbitration, which would have prohibited class action waivers in certain consumer financial services contracts. However, in November 2017, a joint resolution passed by Congress was signed disapproving the rule under the Congressional Review Act. Because the rule was disapproved, it cannot be reissued in substantially the same form, and the CFPB cannot issue a substantially similar rule unless the new rule is specifically authorized by a law enacted after the date of the joint resolution disapproving the original rule.

Any judicial decisions, legislation or other rules or regulations that impair our ability to enter into and enforce consumer arbitration agreements and class action waivers will increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions, which would be costly and could have a material adverse effect on our business.

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

Going forward, there can be no guarantee that we will be able to advertise and market our business units in a manner we consider effective. Any inability to do so could have a material adverse effect on our business.

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

Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain certain anti-takeover provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company without negotiating with our board of directors. Such provisions could limit the price that certain investors might be willing to pay in the future for the Company’s securities. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the common stock, impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions and set forth rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. However, these provisions apply even if an acquisition offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our Company and our stockholders. Accordingly, in the event that our board determines that a potential business combination transaction is not in the best interests of our Company and our stockholders, but certain stockholders believe that such a transaction would be beneficial to the Company and its stockholders, such stockholders may elect to sell their shares in the Company and the trading price of our common stock could decrease.

Our board and management beneficially own a sizeable percentage of our common stock and therefore have the ability to exert substantial influence as shareholders.

Members of our board and management beneficially own approximately 25% of our outstanding common stock. Acting together in their capacity as shareholders, the board members and management could exert substantial influence over matters on which a shareholder vote is required, such as the approval of business combination transactions.  Also because of the size of their beneficial ownership, the board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on shareholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public shareholders to influence the affairs of the Company.

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

In addition to the specific matters discussed above, we are subject to various laws, litigation, regulatory matters and ethical standards, and our failure to comply with or adequately address developments as they arise could adversely affect our reputation and operations. Our policies, procedures and practices and the technology we implement are designed to comply with federal, state, local and foreign laws, rules and regulations, including those imposed by the SEC and other regulatory agencies, the marketplace, the banking industry and foreign countries, as well as responsible business, social and environmental practices, all of which may change from time to time. Significant legislative changes, including those that relate to employment matters and health care reform, could impact our relationship with our workforce, which could increase our expenses and adversely affect our operations. In addition, if we fail to comply with applicable laws and regulations or implement responsible business, environmental, social and governance practices, we could be subject to damage to our reputation, class action lawsuits, legal and settlement costs, civil and criminal liability, increased cost of regulatory compliance, restatements of our financial statements, disruption of our business and loss of customers. Any required changes to our employment practices could result in the loss of employees, reduced sales, increased employment costs, low employee morale and harm to our business and results of operations.  We are also regularly involved in various litigation matters that arise in the ordinary course of business, which could adversely affect our business.

Changes in U.S. tax law could adversely affect our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors.  As of September 30, 2021, no shares had been repurchased under the program.

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

A-MARK PRECIOUS METALS, INC.
Date:	November 5, 2021	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	November 5, 2021	By:	/s/ Kathleen Simpson-Taylor
			Name:	Kathleen Simpson-Taylor
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	November 5, 2021
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	November 5, 2021
Kathleen Simpson-Taylor	(Principal Financial Officer)