Form 10-Q
period 2021-12-31
A-Mark Precious Metals, Inc.
filed 2022-02-08
CIK 1591588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 31, 2022, the registrant had 11,409,629 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Six Months Ended December 31, 2021

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to the Condensed Consolidated Financial Statements and Notes thereof

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data)

	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash(1)	$19,352	$101,405
Receivables, net	84,994	89,000
Derivative assets	24,728	44,536
Secured loans receivable(1)	126,303	112,968
Precious metals held under financing arrangements(1)	88,620	154,742
Inventories:
Inventories(1)	402,565	256,991
Restricted inventories	155,779	201,028
	558,344	458,019
Prepaid expenses and other assets(1)	7,353	3,557
Total current assets	909,694	964,227
Operating lease right of use assets	7,063	5,702
Property, plant, and equipment, net	9,439	8,609
Goodwill	100,943	100,943
Intangibles, net	77,889	93,633
Long-term investments	30,904	18,467
Total assets	$1,135,932	$1,191,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$160,000	$185,000
Liabilities on borrowed metals	67,434	91,866
Product financing arrangements	155,779	201,028
Accounts payable and other payables	7,447	5,935
Deferred revenue and other advances	158,365	194,416
Derivative liabilities	47,751	7,539
Accrued liabilities(1)	16,419	18,785
Income tax payable	1,343	5,016
Total current liabilities	614,538	709,585
Notes payable(1)	93,650	93,249
Deferred tax liabilities	16,331	19,514
Other liabilities	6,625	5,291
Total liabilities	731,144	827,639
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of December 31, 2021 and June 30, 2021	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 11,409,629 and 11,229,657 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	115	113
Additional paid-in capital	155,840	150,420
Retained earnings	247,269	212,090
Total A-Mark Precious Metals, Inc. stockholders’ equity	403,224	362,623
Noncontrolling interests	1,564	1,319
Total stockholders’ equity	404,788	363,942
Total liabilities, noncontrolling interests and stockholders’ equity	$1,135,932	$1,191,581

(1)
Includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

In September 2018, AM Capital Funding, LLC (“AMCF”), a wholly owned subsidiary of Collateral Finance Corporation (CFC”), completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "Notes"). The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%. The Notes have a maturity date of December 15, 2023.

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

	December 31, 2021	June 30, 2021
ASSETS OF THE CONSOLIDATED VIE
Cash	$2,556	$2,877
Secured loans receivable	92,726	84,817
Precious metals held under financing arrangements	12,865	23,976
Inventories	—	2,532
Prepaid expenses and other assets	49	23
Total assets of the consolidated variable interest entity	$108,196	$114,225
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$15,065	$20,539
Accrued liabilities	963	847
Notes payable(2)	98,650	98,249
Total liabilities of the consolidated variable interest entity	$114,678	$119,635

(1)
This is an intercompany balance, which is eliminated in consolidation and hence is not shown on the consolidated balance sheets.
(2)
$5.0 million of the Notes are held by the Company, which is eliminated in consolidation and hence is not shown on the consolidated balance sheets.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Revenues	$1,946,364	$1,518,744	$3,960,335	$3,384,860
Cost of sales	1,880,441	1,499,993	3,838,403	3,329,964
Gross profit	65,923	18,751	121,932	54,896
Selling, general, and administrative expenses	(18,713)	(8,528)	(35,390)	(18,033)
Depreciation and amortization expense	(8,258)	(505)	(16,529)	(1,006)
Interest income	5,251	4,533	10,782	8,516
Interest expense	(5,395)	(5,037)	(10,868)	(9,330)
Earnings from equity method investments	1,220	2,362	2,709	6,488
Other income, net	433	205	842	564
Unrealized gains (losses) on foreign exchange	231	19	7	(78)
Net income before provision for income taxes	40,692	11,800	73,485	42,017
Income tax expense	(8,753)	(2,586)	(15,422)	(9,097)
Net income	31,939	9,214	58,063	32,920
Net income attributable to noncontrolling interests	145	289	245	912
Net income attributable to the Company	$31,794	$8,925	$57,818	$32,008
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$2.79	$1.26	$5.11	$4.53
Diluted	$2.61	$1.16	$4.78	$4.21

Weighted average shares outstanding:
Basic	11,378,400	7,063,000	11,320,500	7,064,800
Diluted	12,192,100	7,713,300	12,100,700	7,610,400

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2020	7,031,500	$71	$27,289	$73,644	$101,004	$3,890	$104,894
Net income	—	—	—	23,083	23,083	623	23,706
Share-based compensation	—	—	178	—	178	—	178
Net settlement on issuance of common shares on exercise of options	35,030	—	416	—	416	—	416
Dividends declared ($1.50 per common share)	—	—	—	(10,553)	(10,553)	-	(10,553)
Balance, September 30, 2020	7,066,530	71	27,883	86,174	114,128	4,513	118,641
Net income	—	—	—	8,925	8,925	289	9,214
Share-based compensation	—	—	210	—	210	—	210
Net settlement on issuance of common shares on exercise of options	64,932	1	1,000	—	1,001	—	1,001
Dividends declared ($1.50 per common share)	—	—	—	(10,638)	(10,638)	—	(10,638)
Balance, December 31, 2020	7,131,462	$72	$29,093	$84,461	$113,626	$4,802	$118,428

Balance, June 30, 2021	11,229,657	$113	$150,420	$212,090	$362,623	$1,319	$363,942
Net income	—	—	—	26,024	26,024	100	26,124
Share-based compensation	—	—	473	—	473	—	473
Net settlement on issuance of common shares on exercise of options	60,650	—	749	—	749	—	749
Common stock issued for increase in long term investment	61,590	1	2,977	—	2,978	—	2,978
Dividends declared ($2.00 per common share)	—	—	—	(22,639)	(22,639)	—	(22,639)
Balance, September 30, 2021	11,351,897	114	154,619	215,475	370,208	1,419	371,627
Net income	—	—	—	31,794	31,794	145	31,939
Share-based compensation	—	—	582	—	582	—	582
Net settlement on issuance of common shares on exercise of options	57,732	1	639	—	640	—	640
Balance, December 31, 2021	11,409,629	$115	$155,840	$247,269	$403,224	$1,564	$404,788

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

Six Months Ended December 31,	2021	2020
Cash flows from operating activities:
Net income	$58,063	$32,920
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,529	1,006
Amortization of loan cost	1,559	968
Deferred income taxes	(3,183)	—
Interest added to principal of secured loans	(9)	(4)
Share-based compensation	1,055	388
Earnings from equity method investments	(2,709)	(6,488)
Changes in assets and liabilities:
Receivables	4,006	(52,722)
Secured loans receivable	174	(309)
Secured loans made to affiliates	3,042	8,662
Derivative assets	19,808	(11,524)
Precious metals held under financing arrangements	66,122	18,322
Inventories	(100,325)	(196,401)
Prepaid expenses and other assets	(788)	(532)
Accounts payable and other payables	1,512	(1,515)
Deferred revenue and other advances	(36,051)	2,957
Derivative liabilities	40,212	25,395
Liabilities on borrowed metals	(24,432)	(26,410)
Accrued liabilities	(2,381)	(1,068)
Income tax payable	(3,673)	(1,420)
Net cash provided by (used in) operating activities	38,531	(207,775)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(1,627)	(937)
Purchase of long-term investments	(6,750)	(6,763)
Secured loans receivable, net	(16,542)	(40,456)
Other secured loans, net	—	1,000
Net cash used in investing activities	(24,919)	(47,156)
Cash flows from financing activities:
Product financing arrangements, net	(45,249)	197,853
Dividends paid	(22,639)	(21,191)
Borrowings and repayments under lines of credit, net	(25,000)	40,000
Debt funding issuance costs	(4,166)	(551)
Net settlement on issuance of common shares on exercise of options	1,389	1,417
Net cash (used in) provided by financing activities	(95,665)	217,528
Net decrease in cash, cash equivalents, and restricted cash	(82,053)	(37,403)
Cash, cash equivalents, and restricted cash, beginning of period	101,405	52,325
Cash, cash equivalents, and restricted cash, end of period	$19,352	$14,922
Supplemental disclosures of cash flow information:
Interest paid	$10,670	$7,721
Income taxes paid	$22,277	$11,561
Income taxes refunded	$—	$(1,044)
Non-cash investing and financing activities:
Interest added to principal of secured loans	$9	$4
Fair value of shares exchanged for increase in long term investment	$2,978	$—
Addition of right of use assets under operating lease obligations	$2,013	$—

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

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification (“ASC”). (See Note 18.)

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

Pro Forma Information for the Acquisition of JMB

The following pro forma consolidated results of operations of the Company for the three and six months ended December 31, 2020, assumes that the acquisition of JMB occurred as of July 1, 2019.

in thousands	Three Months Ended	Six Months Ended
	December 31, 2020	December 31, 2020
Revenue	$1,629,716	$3,643,478
Net income	$16,797	$64,167

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

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC including its two wholly-owned subsidiaries AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”), (collectively “CFC”).

Collateral Finance Corporation, LLC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors.

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

Comprehensive Income

For the six months ended December 31, 2021 and 2020, there were no items that gave rise to other comprehensive income or loss, and, as a result net income equaled comprehensive income.

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

Reclassification

In our condensed consolidated statements of income, we present depreciation and amortization expense as a separate line item. In prior fiscal years, depreciation and amortization expense was a component of the selling, general, and administrative expenses line item. In our condensed consolidated balance sheets and condensed consolidated statements of cash flows, we present i) accounts payable and other payables and ii) deferred revenue and other advances as a separate line items. In prior fiscal years the aggregate amounts were presented in a single line item, as accounts payable and other current liabilities.

Prior periods have been reclassified to conform to the current period presentation. These reclassifications have no impact on previously reported net income, financial position, or cash flows.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended 2021 (the “2021 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2021 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2021 Annual Report.

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

AMCF, a wholly owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities. The Company has various forms of on-going involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of December 31, 2021 and June 30, 2021, are indicated on the table that follows the condensed consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and June 30, 2021.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of December 31, 2021 and June 30, 2021, precious metals held under financing arrangements totaled $88.6 million and $154.7 million respectively.

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

The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives. We use our incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases, as our leases do not have readily determinable implicit discount rates. Our incremental borrowing rate is the rate of interest that we would incur to borrow on a collateralized basis over a similar term and amount in a similar economic environment

Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. The depreciable life of ROU assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants. Components of operating lease expense for the three and six months ended December 31, 2021 and 2020 were as follows:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Operating lease costs	$385	$350	$834	$699
Variable lease costs	121	71	236	177
Short term lease costs	25	20	47	47
Finance lease costs	5	5	10	11
	$536	$446	$1,127	$934

For the six months ended December 31, 2021, we made cash payments of $0.9 million for operating lease obligations. These payments are included in operating cash flows. At December 31, 2021, the weighted-average remaining lease term under our capitalized operating leases was 5.8 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of December 31, 2021:

Years ending June 30,	Operating Leases
2022 (6 months remaining)	827
2023	1,646
2024	1,692
2025	1,669
2026	1,244
Thereafter	2,102
Total lease payments	9,180
Imputed interest	(1,256)
	$7,924	(1)
Operating lease liability - current	$1,299	(2)
Operating lease liability - long-term	6,625	(3)
	$7,924	(1)

(1)
Represents the present value of the capitalized operating lease liabilities as of December 31, 2021.
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

Long-Term Investments

Investments in privately-held entities are accounted for using the equity method when the Company has significant influence but not control over the investee and are accounted for using the cost method when the Company has little or no influence over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors are considered in determining whether the equity method of accounting is appropriate. Under the equity method, the carrying value of the investment is adjusted for the Company’s proportionate share of the investee’s earnings or losses, with the corresponding share of earnings or losses reported in other income, net. The carrying value of the investment is reduced by the amount of the dividends received from the equity-method investee, as they are considered a return of capital. Under the cost method of accounting, the investment is measured at cost, adjusted for other-than-temporary impairments, with changes recognized in net income.

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an on-going evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments are reportable VIEs as of December 31, 2021 and June 30, 2021.

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

The Company enters into futures and forward contracts solely for the purpose of hedging our inventory holding risk and our liability on price protection programs, and not for speculative market purposes. The Company’s gains and losses on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the condensed consolidated statements of income. (See Note 11.)

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of debt have been included as a component of the carrying amount of debt, with the exception of Trading Credit Facility debt issuance costs, which are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $1.0 million and $0.6 million for the three months ended December 31, 2021 and 2020, respectively. Amortization of debt issuance costs included in interest expense was $1.6 million and $1.0 million for the six months ended December 31, 2021 and 2020, respectively.

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

Other Income and Expense, Net

The Company's other income and expense is comprised of royalty income and is recognized when earned.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $3.0 million and $0.6 million for the three months ended December 31, 2021 and 2020. Advertising costs totaled $5.8 million and $1.3 million for the six months ended December 31, 2021 and 2020. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $6.9 million and $1.8 million, respectively, for the three months ended December 31, 2021 and 2020. Shipping and handling costs incurred totaled $12.1 million and $5.0 million, respectively, for the six months ended December 31, 2021 and 2020.

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

Income Taxes

As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s condensed consolidated balance sheets. (See Note 12 for more information on the Company’s accounting for income taxes.)

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

A reconciliation of shares used in calculating basic and diluted earnings per common share for the three and six months ended December 31, 2021 and 2020, is presented below.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Basic weighted average shares outstanding	11,378	7,063	11,321	7,065
Effect of common stock equivalents — stock issuable under outstanding equity awards	814	650	780	545
Diluted weighted average shares outstanding	12,192	7,713	12,101	7,610

Actual common shares outstanding totaled 11,409,629 and 7,131,462 as of December 31, 2021 and December 31, 2020.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. This guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance is effective immediately; however, it is only available through December 31, 2022. The Company believes the amendments of ASU 2020-04 will not have a significant impact on the Company’s consolidated financial statements and related disclosures as the Company does not currently have any material contracts tied to LIBOR. Effective December 21, 2021, our new Trading Credit Facility is now tied to SOFR and the Company did not in have any material adverse consequences from this transition (see Note 14).

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments - Credit Loss (Topic 326), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. This update is effective for the Company on July 1, 2022 (for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years). The Company does not have a history of credit losses. The adoption of this guidance will not have a material impact on the Company’s financial statements or our internal controls over financial reporting.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company's condensed consolidated financial statements.

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

The Company’s fixed-rate notes payable is reported at its aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying condensed consolidated balance sheets. The fair value of the notes payable is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk. The following table presents the carrying amounts and estimated fair values of the Company’s fixed-rate notes payable of December 31, 2021 and June 30, 2021:

in thousands
	December 31, 2021		June 30, 2021
	Carrying Amount	Fair value	Carrying Amount	Fair value
Notes payable	$93,650	$97,471	$93,249	$100,724

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

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and June 30, 2021, aggregated by each fair value hierarchy level:

in thousands
	December 31, 2021
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$557,458	$—	$—	$557,458
Precious metals held under financing arrangements	88,620	—	—	88,620
Derivative assets — open sale and purchase commitments, net	12,009	—	—	12,009
Derivative assets — futures contracts	7,183	—	—	7,183
Derivative assets — forward contracts	5,536	—	—	5,536
Total assets, valued at fair value	$670,806	$—	$—	$670,806
Liabilities:
Liabilities on borrowed metals	$67,434	$—	$—	$67,434
Product financing arrangements	155,779	—	—	155,779
Derivative liabilities — open sale and purchase commitments, net	36,113	—	—	36,113
Derivative liabilities — margin accounts	4,623	—	—	4,623
Derivative liabilities — futures contracts	1,766	—	—	1,766
Derivative liabilities — forward contracts	5,249	—	—	5,249
Total liabilities, valued at fair value	$270,964	$—	$—	$270,964

(1)
Commemorative coin inventory totaling $886 thousand is held at lower of cost or realizable value, and thus is excluded from the inventories balance shown in this table.

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
4. RECEIVABLES

Receivables consist of the following as of December 31, 2021 and June 30, 2021:

in thousands
	December 31, 2021	June 30, 2021
Customer trade receivables	$46,598	$12,197
Wholesale trade advances	26,502	26,959
Due from brokers	11,894	49,844
	$84,994	$89,000

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans as of December 31, 2021 and June 30, 2021:

in thousands
	December 31, 2021	June 30, 2021
Secured loans originated	$43,019	$36,080
Secured loans originated - with a related party	—	3,042
	43,019	39,122
Secured loans acquired	83,284	73,846
	$126,303	$112,968

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

As of December 31, 2021 and June 30, 2021, our secured loans carried weighted-average effective interest rates of 8.9% and 8.9%, respectively, and mature in periods ranging typically from on-demand to one year.

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

Class and Credit Quality of Loans

The three classes of secured loan receivables are defined by collateral type: (i) bullion items, (ii) numismatic and semi-numismatic coins and (iii) graded sports memorabilia. The Company required LTV ratio varies with the class of loans. Typically, the Company requires a LTV ratio of approximately 75% for bullion, 65% for numismatic and semi-numismatic collateral, and 50.0% for graded sports memorabilia. The reason for the lower LTV ratio for numismatic loans is that, on a percentage basis, more of the value of the numismatic coin relates to its premium value rather than its underlying commodity value, and the reason for the lower LTV ratio for graded sports memorabilia is that they are not as liquid as bullion and numismatic coins.

The Company's secured loans by portfolio class, which align with internal management reporting, are as follows:

in thousands
	December 31, 2021		June 30, 2021
Bullion	$95,570	75.7%	$88,332	78.2%
Numismatic and semi-numismatic	30,328	24.0%	24,636	21.8%
Graded sports memorabilia	405	0.3%	—	0.0%
	$126,303	100.0%	$112,968	100.0%

Due to the nature of market fluctuations of precious metal commodity prices, the Company monitors the bullion collateral value of each loan on a daily basis, based on spot price of precious metals. Numismatic and graded sports memorabilia collateral values are updated by numismatic and graded sports memorabilia specialists typically within every 90 days and when loan terms are renewed.

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

in thousands
	December 31, 2021		June 30, 2021
Loan-to-value of less than 75%	$67,512	53.5%	$96,602	85.5%
Loan-to-value of 75% or more	58,791	46.5%	16,366	14.5%
	$126,303	100.0%	$112,968	100.0%

The Company had no loans with a LTV ratio in excess of 100% as of December 31, 2021 and June 30, 2021.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default before a loan becomes non-performing. In the event a loan was to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of December 31, 2021 and June 30, 2021, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due, non-performing, or in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income. For the six months ended December 31, 2021 and 2020, the Company incurred no loan impairment costs or loans placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at December 31, 2021 and June 30, 2021:

in thousands
	December 31, 2021	June 30, 2021
Inventory held for sale	$285,275	$159,319
Repurchase arrangements with customers	95,564	75,063
Consignment arrangements with customers	1,433	1,327
Commemorative coins, held at lower of cost or net realizable value	886	406
Borrowed precious metals	19,407	20,876
Product financing arrangements, restricted	155,779	201,028
	$558,344	$458,019

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, and product financing arrangements. As of December 31, 2021 and June 30, 2021, the inventory held for sale totaled $285.3 million and $159.3 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2021 and June 30, 2021, included within inventories is $95.6 million and $75.1 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers `on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of December 31, 2021 and June 30, 2021 totaled $1.4 million and $1.3 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and are included in inventories at the lower of cost or net realizable value and totaled $886,000 and $406,000 as of December 31, 2021 and June 30, 2021, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $19.4 million and $20.9 million as of December 31, 2021 and June 30, 2021, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $155.8 million and $201.0 million as of December 31, 2021 and June 30, 2021, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 11.) As of December 31, 2021 and June 30, 2021, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventory were $4.7 million and ($5.6) million, respectively.

Premium component of inventory

The premium component, at market value, included in the inventory as of December 31, 2021 and June 30, 2021 totaled $19.2 million and $11.0 million, respectively.

7. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at December 31, 2021 and June 30, 2021:

in thousands
	December 31, 2021	June 30, 2021
Office furniture, and fixtures	$2,165	$2,373
Computer equipment	1,143	1,069
Computer software	5,524	5,387
Plant equipment	6,004	5,535
Building	509	505
Leasehold improvements	3,012	3,009
Total depreciable assets	18,357	17,878
Less: Accumulated depreciation and amortization	(11,087)	(10,714)
Property and equipment not placed in service	2,133	1,409
Land	36	36
Property, plant, and equipment, net	$9,439	$8,609

Property, plant and equipment depreciation and amortization expense for the three months ended December 31, 2021 and 2020 was $0.4 million and $0.3 million respectively. Property, plant and equipment depreciation and amortization expense for the six months ended December 31, 2021 and 2020 was $0.8 million and $0.7 million, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles as of December 31, 2021 and June 30, 2021 is as described below:

dollar amounts in thousands
			December 31, 2021				June 30, 2021
	Estimated Useful Lives (Years)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	3.5	$53,498	$(30,231)	$—	$23,267	$53,498	$(15,832)	$—	$37,666
Developed technology	4	3.3	10,500	(2,053)	—	8,447	10,500	(741)	—	9,759
Non-compete and other	3 - 5	0.2	2,300	(2,289)	—	11	2,300	(2,256)	—	44
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			66,593	(34,868)	—	31,725	66,593	(19,124)	—	47,469
Trade names and trademarks	Indefinite	Indefinite	47,454	—	(1,290)	46,164	47,454	—	(1,290)	46,164
Identifiable intangible assets			$114,047	$(34,868)	$(1,290)	77,889	$114,047	$(19,124)	$(1,290)	$93,633

Goodwill	Indefinite	Indefinite	$102,307	$—	$(1,364)	$100,943	$102,307	$—	$(1,364)	$100,943

The Company's intangible assets are subject to amortization except for trade names and trademarks, which have an indefinite life. Existing customer relationships intangible assets are amortized in a manner reflecting the pattern in which the economic benefits of the assets are consumed. All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended December 31, 2021 and 2020 was $7.9 million and $0.2 million, respectively. Amortization expense related to the Company's intangible assets for the six months ended December 31, 2021 and 2020 was $15.7 million and $0.3 million, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

Impairment

The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to Goldline. No further impairment of goodwill or indefinite-lived intangible assets has occurred since fiscal 2018.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2022 (6 months remaining)	9,925
2023	9,893
2024	7,382
2025	4,240
2026	47
Thereafter	238
$31,725

9. LONG-TERM INVESTMENTS

As of December 31, 2021, the Company had five investments in privately-held entities. The Company has determined that it is appropriate to account for four of these investments under the equity method of accounting, and the remaining investment under the cost-basis method of accounting.

The following table shows the carrying value and ownership percentage of the Company's investment in each entity:

	December 31, 2021		June 30, 2021
Investee (1)(2)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
Company A	$4,494	7.4%	$3,795	7.4%
Company C (3)	12,570	49.0%	1,940	10.0%
Company D	11,607	44.9%	10,499	44.9%
Company E	233	33.3%	233	33.3%
Company F	2,000	50.0%	2,000	50.0%
	$30,904		$18,467

(1)
JMB was previously reported as Company B. In March 2021, we acquired the remaining ownership interest in JMB that we did not previously own and consequently consolidated JMB as a wholly-owned subsidiary.
(2)
With the exception of Company E, which is accounted for using the cost method, the Company has the ability to exercise significant influence but not control over the operating and financial decisions of its investees, and is accounted for using the equity method.
(3)
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

10. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

in thousands
	December 31, 2021	June 30, 2021
Trade payables to customers	$3,726	$1,561
Other accounts payable	3,721	4,374
Trade payables and other payables	$7,447	$5,935

Deferred revenue	$12,821	$20,508
Advances from customers	145,544	173,908
Deferred revenue and advances from customers	$158,365	$194,416

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

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of December 31, 2021 and June 30, 2021.

in thousands
	December 31, 2021				June 30, 2021
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$15,536	$(3,527)	$—	$12,009	$56,923	$(18,583)	$—	$38,340
Future contracts	7,183	—	—	7,183	4,510	—	—	4,510
Forward contracts	5,536	—	—	5,536	1,686	—	—	1,686
	$28,255	$(3,527)	$—	$24,728	$63,119	$(18,583)	$—	$44,536
Nettable derivative liabilities:
Open sale and purchase commitments	$39,919	$(3,806)	$—	$36,113	$1,410	$(1,167)	$—	$243
Margin accounts	15,631	—	(11,008)	4,623	7,322	—	(4,516)	2,806
Future contracts	1,766	—	—	1,766	465	—	—	465
Forward contracts	5,249	—	—	5,249	4,025	—	—	4,025
	$62,565	$(3,806)	$(11,008)	$47,751	$13,222	$(1,167)	$(4,516)	$7,539

Gains or Losses on Derivative Instruments

The Company records the derivative at the trade date with a corresponding unrealized gains or losses, shown as a component of cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, and the net realized gains and losses for futures and option contracts are recorded in cost of sales.

Below is a summary of the net (losses) gains on derivative instruments for the three and six months ended December 31, 2021 and 2020.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Gains (losses) on derivative instruments:
Unrealized (losses) on open future commodity and forward contracts and open sale and purchase commitments, net	$(20,033)	$(92,552)	$(58,105)	$(14,275)
Realized gains (losses) on future commodity contracts, net	1,631	(2,579)	42,812	(107,414)
	$(18,402)	$(95,131)	$(15,293)	$(121,689)

The Company’s net (losses) gains on derivative instruments, as shown in the table above, were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the condensed consolidated statements of income.

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments that is subject to price risk as of December 31, 2021 and June 30, 2021.

in thousands
	December 31, 2021	June 30, 2021
Inventories	$558,344	$458,019
Precious metals held under financing arrangements	88,620	154,742
	646,964	612,761
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(886)	(406)
Premium on metals position	(19,209)	(11,017)
Precious metal value not hedged	(20,095)	(11,423)

	626,869	601,338

Commitments at market:
Open inventory purchase commitments	657,483	987,926
Open inventory sales commitments	(469,035)	(590,156)
Margin sale commitments	(15,631)	(7,322)
In-transit inventory no longer subject to market risk	(9,850)	(16,707)
Unhedgeable premiums on open commitment positions	13,659	8,638
Borrowed precious metals	(67,434)	(91,866)
Product financing arrangements	(155,779)	(201,028)
Advances on industrial metals	—	287
	(46,587)	89,772

Precious metal subject to price risk	580,282	691,110

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	292,146	175,352
Precious metals futures contracts at market values	283,493	514,240
Total market value of derivative financial instruments	575,639	689,592

Net precious metals subject to commodity price risk	$4,643	$1,518

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of December 31, 2021 and June 30, 2021, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	December 31, 2021	June 30, 2021
Purchase commitments	$657,483	$987,926
Sales commitments	$(469,035)	$(590,156)
Margin sales commitments	$(15,631)	$(7,322)
Open forward contracts	$292,146	$175,352
Open futures contracts	$283,493	$514,240

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2021, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Foreign Currency Exchange Rate Management

The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week.

Unrealized gains on foreign exchange derivative instruments related to open trades are shown on the face of the condensed consolidated statements of income totaled $0.23 million and $0.02 million for the three months ended December 31, 2021 and 2020, respectively. Unrealized gains (losses) on foreign exchange derivative instruments related to open trades are shown on the face of the condensed consolidated statements of income totaled $0.01 million and $(0.08) million for the six months ended December 31, 2021 and 2020, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands
	December 31, 2021	June 30, 2021
Foreign exchange forward contracts	$10,646	$6,541
Open sale and purchase commitment transactions, net	$12,101	$4,311

12. INCOME TAXES

Net income from operations before provision for income taxes for the three and six months ended December 31, 2021 and 2020 is shown below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
U.S.	$40,691	$11,794	$73,461	$42,005
Foreign	1	6	24	12
	$40,692	$11,800	$73,485	$42,017

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate for the three and six months ended December 31, 2021 and 2020 are shown below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Federal	$7,668	$2,344	$13,487	$8,193
State and local	1,080	184	1,924	842
Foreign	5	58	11	62
Income tax expense	$8,753	$2,586	$15,422	$9,097
Effective tax rate	21.5%	21.9%	21.0%	21.7%

Our effective tax rate was approximately 21.5% and 21.9% for the three months ended December 31, 2021 and 2020, respectively. Our effective tax rate was approximately 21.0% and 21.7% for the six months ended December 31, 2021 and 2020, respectively. For the three and six months ended December 31, 2021, our effective tax rate differs from the federal statutory rate primarily due to the excess tax benefit from share based compensation, the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures. For the three and six months ended December 31, 2020, the Company recorded tax expense which differed from the statutory rates primarily due to the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

Tax Balances and Activity

Income Taxes Receivable and Payable

As of December 31, 2021 and June 30, 2021, income tax payable totaled $1.3 million and $5.0 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2021 and June 30, 2021, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary as of management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of December 31, 2021, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $1.3 million and a federal deferred tax liability of $15.0 million. As of June 30, 2021, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $1.7 million primarily comprised of net operating loss carryforwards and a federal deferred tax liability of $17.8 million. The change in the balance of the deferred tax liability is primarily due to amortization of the carrying balance of our acquired intangible assets from JMB.

Net Operating Loss Carryforwards

As of December 31, 2021 and June 30, 2021, the Company has approximately $12.2 million and $12.2 million, state and city net operating loss carryforwards, respectively. The Company's combined state and city tax-effected net operating loss carryforwards totaled, as of December 31, 2021 and June 30, 2021, $0.9 million and $0.9 million, respectively. These state and city net operating loss carryforwards start to expire in the year ending June 30, 2030.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized a tax benefit (i.e., an unrecognized tax benefit) on its condensed consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. For the six months ended December 31, 2021, there was no material movement in unrecognized tax benefits including interest and penalties.

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
3)
Equity method investees. As of December 31, 2021, the Company has 4 investments in privately-held entities, each of which has been determined to be an equity method investee and a related party.

Our related party transactions include (i) sales and purchases of precious metals (ii) financing activities (iii) repurchase arrangements, and (iv) hedging transactions. Below is a summary of our related party transactions. The amounts presented for each period were based on each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

As of December 31, 2021 and June 30, 2021, the Company had related party receivables and payables balances as set forth below:

in thousands
	December 31, 2021			June 30, 2021
	Receivables		Payables	Receivables	Payables
Stack's Bowers Galleries	$325		$—	$3,576	$—
Equity method investees	1,747	(1)	3,485	10,693	84
	$2,072		$3,485	$14,269	$84

(1)
Balance primarily represents receivables, net (shown as components of receivables and derivative assets).

Long-term Investments

As of December 31, 2021 and June 30, 2021, the aggregate carrying balance of the equity method investments was $30.7 million and $18.2 million respectively. (See Note 9.)

Secured Loans Receivable

On September 19, 2017, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit, bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $5.3 million. The loan is secured by precious metals and numismatic products. The initial term of the loan was 180 days and has been extended for additional 180 day periods by mutual agreement. As of December 31, 2021 and June 30, 2021, the outstanding principal balance of this loan was $0.0 million and $0.0 million, respectively.

On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. The initial term of the loan was 180 days and has been extended for additional 180 day periods by mutual agreement. As of December 31, 2021 and June 30, 2021, the outstanding principal balance of this loan was $0.0 million and $3.0 million, respectively.

Activity with Related Parties

Sales and Purchases

During the three and six months ended December 31, 2021 and 2020, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended						Six Months Ended
	December 31, 2021		December 31, 2020				December 31, 2021		December 31, 2020
	Sales	Purchases	Sales		Purchases		Sales	Purchases	Sales		Purchases
Stack's Bowers Galleries	$7,303	$13,931	$14,877		$14,322		$13,651	$29,310	$36,831		$36,335
Equity method investees	169,317	13,015	391,617	(1)	5,326	(1)	286,983	22,268	872,117	(1)	7,872	(1)
SilverTowne L.P.	—	—	2,720		—		—	—	6,837		4,769
	$176,620	$26,946	$409,214		$19,648		$300,634	$51,578	$915,785		$48,976

(1)
Includes sales and purchases activity with JMB, which the Company fully acquired in March 2021.

Interest Income

During the three and six months ended December 31, 2021 and 2020, the Company earned interest income related to loans made to Stack's Bowers and from financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest income from secured loans receivables	$41	$83	$99	$153
Interest income from finance products and repurchase arrangements	1,850	1,940	3,961	3,807
	$1,891	$2,023	$4,060	$3,960

Equity method investments — Earnings

During the three months ended December 31, 2021 and 2020, the Company recorded its proportional share of its equity method investee's net income as other income that totaled $1.2 million and $2.4 million, respectively. During the six months ended December 31, 2021 and 2020, the Company recorded its proportional share of its equity method investee's net income as other income that totaled $2.7 million and $6.5 million, respectively. As a result of our acquisition of JMB in March 2021, the Company no longer accounts for the subsidiary’s earnings under the equity method. For the six months ended December 31, 2021, the Company accounted for JMB’s earnings as a wholly owned subsidiary in the Company’s consolidated results.

Other Income

During the three months ended December 31, 2021 and 2020, the Company earned royalty income related to one of CFC's secured lending agreements with Stack's Bowers that totaled $0.4 million and $0.2 million, respectively. During the six months ended December 31, 2021 and 2020, the Company earned royalty income related to one of CFC's secured lending agreements with Stack's Bowers that totaled $0.8 million and $0.6 million, respectively.
14. FINANCING AGREEMENTS

Lines of Credit

On December 21, 2021, the Company entered into a new three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total current revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and subsidiary guarantees, except for AMCF. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of December 31, 2021, the interest rate was approximately 2.4%. The daily SOFR rate was approximately 0.05% as of December 31, 2021.

Also on December 21, 2021, in connection with entry into the Trading Credit Facility, all amounts outstanding under the Company’s uncommitted demand borrowing facility with a syndicate of banks (the "Prior Credit Facility”) were paid in full, and the Prior Trading Credit Facility was terminated. The amounts set forth in this Note 14 and in our condensed consolidated financial statements for all periods prior to December 21, 2021 refer to the Prior Credit Facility.

The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $160.0 million and $185.0 million at December 31, 2021 and June 30, 2021, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $109.8 million and $65.4 million as determined on December 31, 2021 and June 30, 2021, respectively. As of December 31, 2021 and June 30, 2021, the remaining unamortized balance of loan costs was approximately $3.9 million and $0.9 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of December 31, 2021.

Although the Trading Credit Facility is a committed facility, lenders holding at least 66.67% of the revolving commitments under the Trading Credit Facility may require us to repay all outstanding indebtedness under the Trading Credit Facility at any time, even if we are in compliance with the financial and other covenants under the Trading Credit Facility. After such demand, each lender with a revolving loan commitment may, but is not obligated to, make revolving loans until the termination date of the Trading Credit Facility.

Interest expense related to the Company’s lines of credit totaled $2.3 million and $2.0 million, which represents 42.7% and 39.4% of the total interest expense recognized, for the three months ended December 31, 2021 and 2020, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.54% and 3.69%, respectively, for the three months ended December 31, 2021 and 2020.

Interest expense related to the Company’s lines of credit totaled $4.3 million and $3.6 million, which represents 39.5% and 38.2% of the total interest expense recognized, for the six months ended December 31, 2021 and 2020, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.55% and 3.57%, respectively, for the six months ended December 31, 2021 and 2020.

Notes Payable

In September 2018, AM Capital Funding, LLC (“AMCF”), a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes (collectively, the "Notes"): Series 2018-1, Class A (the “Class A Notes”) in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B (the “Class B Notes” and together with the Class A Notes, the “Notes”) in the aggregate principal amount of $28.0 million. The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%. The Notes have a maturity date of December 15, 2023. The Notes were issued under a Master Indenture and the Series 2018-1 Supplement thereto between AMCF and Citibank, N.A., as trustee. The Company holds $5.0 million of the Class B Notes in order to comply with the Credit Risk Retention Rules of Section 15G of the Securities Exchange Act of 1934. The $5.0 million portion of the Class B Notes retained by the Company is eliminated in consolidation.

AMCF applied the net proceeds from the sale to the Company’s purchase loans and precious metals inventory, and to pay certain costs and expenses. CFC and A-Mark may from time to time also contribute cash or sell precious metals to AMCF in exchange for cash or subordinated, deferred payment obligations from AMCF. In addition, AMCF may from time to time sell precious metals to A-Mark for cash.

As of December 31, 2021, the consolidated carrying balance of the Notes was $93.7 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $1.3 million. As of December 31, 2021, the balance of the interest payable was $0.2 million. Interest on the Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the three months ended December 31, 2021 and 2020, the interest expense related to the Notes (including loan amortization costs) totaled $1.4 million and $1.4 million, which represents 26.8% and 28.2% of the total interest expense recognized by the Company, respectively. For the three months ended December 31, 2021 and 2020, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

For the six months ended December 31, 2021 and 2020, the interest expense related to the Notes (including loan amortization costs) totaled $2.9 million and $2.8 million, which represents 26.5% and 30.4% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2021 and 2020, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed precious metals with market values totaling $67.4 million as of December 31, 2021, with corresponding metals totaling $48.0 million and $19.4 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated December 31, 2021 balance sheet. The Company recorded liabilities on borrowed metals with market values totaling $91.9 million as of June 30, 2021 with corresponding metals totaling $71.0 million and $20.9 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated June 30, 2021 balance sheet.

For the three months ended December 31, 2021 and 2020, the interest expense related to liabilities on borrowed metals totaled $0.3 million and $0.4 million, which represents 5.7% and 8.7% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2021 and 2020, the interest expense related to liabilities on borrowed metals totaled $0.6 million and $0.9 million, which represents 5.4% and 9.8% of the total interest expense recognized by the Company, respectively.

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

Product Financing Arrangements

The Company has agreements with third party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $155.8 million and $201.0 million as of December 31, 2021 and June 30, 2021, respectively.

For the three months ended December 31, 2021 and 2020, the interest expense related to product financing arrangements totaled $0.8 million and $0.8 million, which represents 14.3% and 16.2% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2021 and 2020, the interest expense related to product financing arrangements totaled $2.0 million and $1.4 million, which represents 18.5% and 14.5% of the total interest expense recognized by the Company, respectively.

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

Legal Matters

The Company is from time to time party to various lawsuits, claims and other proceedings, that arise in the ordinary course of its business. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due.

In accordance with GAAP, we review the need to accrue for any loss contingency and establish a liability when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. We do not believe that the resolution of any currently pending lawsuits, claims and proceedings, either individually or in the aggregate, will have a material adverse effect on financial position, results of operations or liquidity. However, the outcomes of any currently pending lawsuits, claims and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

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

16. STOCKHOLDERS’ EQUITY

Shelf Registration Statement

On September 25, 2020, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on March 4, 2021, on which the Company registered for sale up to $150.0 million of any combination of its debt securities, shares of common stock, shares of preferred stock, rights, warrants, units and/or purchase contracts from time to time and at prices and on terms that the Company may determine. After a public offering in March 2021, approximately $69.5 million of securities remain available for issuance under this shelf registration statement. This registration statement will remain in effect until March 2024.

Issuance of Common Stock in Connection with Increase in Long Term Investments

On August 27, 2021, the Company issued 61,590 shares of its common stock as partial consideration for its acquisition of an additional ownership interest in an equity method investment. (See Note 9).

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorizes the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, and other factors. As of December 31, 2021, no shares had been repurchased under the program.

Dividends

On August 30, 2021, the Company's Board of Directors declared a non-recurring special dividend of $2.00 per common share to stockholders of record at the close of business on September 20, 2021. The dividend was paid on September 24, 2021 and totaled $22.6 million.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved by the Company's stockholders on November 2, 2017. As of December 31, 2021, 88,294 shares were available for issuance under the 2014 Plan, which terminates in 2027.

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

Under the 2014 Plan, the exercise price of options and base price of SARs, as set by the Compensation Committee, generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is 10 years . The 2014 Plan limits the number of share-denominated awards that may be granted to any one eligible person to 250,000 shares in any fiscal year. Also, in the case of non-employee directors, the 2014 Plan limits the maximum grant-date fair value at $300,000 of stock-denominated awards granted to a director in a given fiscal year, except for a non-employee Chairman of the Board whose grant-date fair value maximum is $600,000 per fiscal year. The 2014 Plan will terminate when no shares remain available for issuance and no awards remain outstanding; however, the authority to grant new awards will terminate on November 2, 2027.

As of December 31, 2021 there were no awards with performance conditions nor awards with market conditions.

Stock Options

During the three months ended December 31, 2021 and 2020, the Company incurred $346,429 and $209,839 of compensation expense related to stock options, respectively. During the six months ended December 31, 2021 and 2020, the Company incurred $694,900 and $388,268 of compensation expense related to stock options, respectively. As of December 31, 2021, there was total remaining compensation expense of $2,531,389 related to employee stock options, which will be recorded over a weighted average vesting period of approximately 1.8 years.

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

The following table summarizes the stock option activity for the six months ended December 31, 2021.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2021	1,159,028	$16.01	$35,343	$6.88
Exercises	(119,001)	$11.99
Outstanding at December 31, 2021	1,040,027	$14.29	$48,682	$6.93
Exercisable at December 31, 2021	627,205	$11.90	$30,861	$5.72

Following is a summary of the status of stock options outstanding as of December 31, 2021.

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$10.00	523,496	6.14	$5.35	296,675	4.76	$5.51
$10.01	$15.00	130,281	4.88	$13.85	121,947	4.69	$14.09
$15.01	$25.00	231,667	4.67	$19.68	205,000	4.14	$19.55
$25.01	$60.00	154,583	9.18	$36.87	3,583	8.82	$27.83
		1,040,027	6.11	$14.29	627,205	4.57	$11.90

The following table summarizes the nonvested stock option activity for the six months ended December 31, 2021.

	Options	Weighted Average Grant Date Fair Value Per Award
Nonvested Outstanding at June 30, 2021	466,377	$8.52
Vested	(53,555)	$6.51
Nonvested Outstanding at December 31, 2021	412,822	$8.78

Restricted Stock Units

RSUs granted by the Company are not transferable and automatically convert to shares of common stock on a one-for-one basis as the awards vest.

During the three months ended December 31, 2021 and 2020, the Company incurred $235,502 and $0 of compensation expense related to RSUs, respectively. During the six months ended December 31, 2021 and 2020, the Company incurred $360,317 and $0 of compensation expense related to RSUs, respectively. As of December 31, 2021, there is $479,125 remaining compensation expense related to RSUs, which will be recorded over a weighted average vesting period of approximately 0.6 years.

The following table summarizes the RSU activity for the six months ended December 31, 2021:

	Awards Outstanding		Weighted Average Fair Value per Unit at Grant Date
Outstanding at June 30, 2021	12,721		$37.72
Shares granted	6,649	(1)	$72.15
Outstanding at December 31, 2021	19,370		$49.54
Exercisable at December 31, 2021	—		$—

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

17. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentration

Customer providing 10 percent or more of the Company's revenues for three and six months ended December 31, 2021 are presented on a comparative basis in the table below.

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,946,364	100.0%	$1,518,744	100.0%	$3,960,335	100.0%	$3,384,860	100.0%
Customer concentrations
Morgan Stanley (1)	$246,306	12.7%	$54,355	3.6%	$418,606	10.6%	$137,714	4.1%

(1)
Sales with this trading partner includes sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product.

Customers providing 10 percent or more of the Company's accounts receivable as of December 31, 2021 are presented on a comparative basis in the table below.

in thousands
	December 31, 2021		June 30, 2021
	Amount	Percent	Amount	Percent
Total accounts receivable	$84,994	100.0%	$89,000	100.0%
Customer concentrations
Customer A	$39,880	46.9%	$15,588	17.5%
Customer C	9,458	11.1%	—	0.0%
	$49,338	58.0%	$15,588	17.5%

Customers providing 10 percent or more of the Company's secured loan receivable balances as of as of December 31, 2021 are presented on a comparative basis in the table below.

in thousands
	December 31, 2021		June 30, 2021
	Amount	Percent	Amount	Percent
Total secured loans	$126,303	100.0%	$112,968	100.0%
Customer concentrations
Customer B	$13,500	10.7%	$—	0.0%

Supplier Concentration

The Company buys precious metals from a variety of sources, including through brokers and dealers, from sovereign and private mints, from refiners and directly from customers. The Company believes that no one or small group of suppliers is critical to its business, since other sources of supply are available that provide similar products on comparable terms.

18. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company evaluates segment reporting in accordance with FASB ASC 280, Segment Reporting, each reporting period, including evaluating the organizational structure and the reporting package that is reviewed by the chief operating decision makers. The Company's operations are organized under three business segments (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. The Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments. (See Note 1 for a description of the types of products and services from which each reportable segment derives its revenues.)

Revenue

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
Revenue by segment(1)
Wholesale Sales & Ancillary Services	$1,824,467		$1,496,602		$3,765,310		$3,330,831
Eliminations of inter-segment sales	(417,721)		(19,113)		(858,554)		(39,634)
Wholesale Sales & Ancillary Services, net of eliminations (2)	1,406,746		1,477,489		2,906,756		3,291,197
Direct-to-Consumer	539,618	(a)	41,255	(b)	1,053,579	(c)	93,663	(d)
	$1,946,364		$1,518,744		$3,960,335		$3,384,860

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $0.5 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $2.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Includes $1.6 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)
Includes $6.9 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Revenue by geographic region(1)
United States	$1,202,758	$922,664	$2,375,882	$2,087,355
Europe	552,848	376,791	1,047,000	781,482
North America, excluding United States	178,604	206,127	508,289	472,875
Asia Pacific	10,750	10,970	24,994	26,135
Africa	—	—	17	—
Australia	1,404	2,192	4,153	17,013
	$1,946,364	$1,518,744	$3,960,335	$3,384,860

(1)
Presentation of amounts realigned based on current accounting policy that defines geographic area based on the delivery or settlement location. The presentation change had no impact on the segments' operations or the Company's condensed consolidated results.

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$24,939	$13,217	$53,472	$43,798
Eliminations and adjustments	4,002	28	1,018	69
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	28,941	13,245	54,490	43,867
Direct-to-Consumer, net of eliminations	36,982	5,506	67,442	11,029
	$65,923	$18,751	$121,932	$54,896
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	1.367%	0.883%	1.420%	1.315%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	2.057%	0.896%	1.875%	1.333%
Direct-to-Consumer	6.853%	13.346%	6.401%	11.775%
Weighted average gross margin percentage	3.387%	1.235%	3.079%	1.622%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Operating income (expense) by segment
Wholesale Sales & Ancillary Services	$(7,504)	$(4,693)	$(14,522)	$(8,740)
Eliminations	(71)	(28)	(131)	(69)
Wholesale Sales & Ancillary Services, net of eliminations	$(7,575)	$(4,721)	$(14,653)	$(8,809)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general and administrative expenses	$(8,863)	$(6,466)	$(17,545)	$(13,868)
Depreciation and amortization expense	(227)	(219)	(459)	(424)
Interest income	2,643	2,498	5,652	4,936
Interest expense	(2,579)	(2,915)	(5,017)	(5,863)
Earnings from equity method investments	1,220	2,362	2,709	6,488
Unrealized gains (losses) on foreign exchange	231	19	7	(78)
	$(7,575)	$(4,721)	$(14,653)	$(8,809)
Direct-to-Consumer
Selling, general and administrative expenses	$(9,455)	$(1,643)	$(16,994)	$(3,338)
Depreciation and amortization expense	(7,943)	(198)	(15,894)	(406)
Interest expense	(536)	—	(1,359)	—
	$(17,934)	$(1,841)	$(34,247)	$(3,744)
Secured Lending
Selling, general and administrative expenses	$(395)	$(419)	$(851)	$(827)
Depreciation and amortization expense	(88)	(88)	(176)	(176)
Interest income	2,608	2,035	5,130	3,580
Interest expense	(2,280)	(2,122)	(4,492)	(3,467)
Other income, net	433	205	842	564
	$278	$(389)	$453	$(326)

Net income (loss) before provision for income taxes

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$21,366	$8,524	$39,837	$35,058
Direct-to-Consumer	19,048	3,665	33,195	7,285
Secured Lending	278	(389)	453	(326)
	$40,692	$11,800	$73,485	$42,017

Advertising expense

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(140)	$(78)	$(243)	$(143)
Direct-to-Consumer	(2,800)	(501)	(5,416)	(1,111)
Secured Lending	(48)	(43)	(102)	(68)
	$(2,988)	$(622)	$(5,761)	$(1,322)

Precious metals held under financing arrangements

in thousands
	December 31, 2021	June 30, 2021
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$75,755	$130,766
Secured Lending	12,865	23,976
	$88,620	$154,742

Inventories

in thousands
	December 31, 2021	June 30, 2021
Inventories by segment
Wholesale Sales & Ancillary Services	$458,803	$402,418
Direct-to-Consumer	99,541	53,069
Secured Lending	-	2,532
	$558,344	$458,019

in thousands
	December 31, 2021	June 30, 2021
Inventories by geographic region
United States	$520,332	$431,732
North America, excluding United States	28,705	16,633
Europe	7,816	9,451
Asia	1,144	203
Australia	347	—
	$558,344	$458,019

Total Assets

in thousands
	December 31, 2021	June 30, 2021
Assets by segment
Wholesale Sales & Ancillary Services	$739,238	$874,152
Eliminations	(71,996)	(163,850)
Wholesale Sales & Ancillary Services, net of eliminations	667,242	710,302
Direct-to-Consumer	323,180	335,829
Secured Lending	145,510	145,450
	$1,135,932	$1,191,581

in thousands
	December 31, 2021	June 30, 2021
Assets by geographic region
United States	$1,095,581	$1,162,195
North America, excluding United States	28,705	16,633
Europe	10,155	12,550
Asia	1,144	203
Australia	347	—
	$1,135,932	$1,191,581

Long-term Assets

in thousands
	December 31, 2021	June 30, 2021
Long-term assets by segment
Wholesale Sales & Ancillary Services	$48,510	$36,174
Direct-to-Consumer	174,932	188,208
Secured Lending	2,796	2,972
	$226,238	$227,354

in thousands
	December 31, 2021	June 30, 2021
Long-term assets by geographic region
United States	$226,236	$227,352
Europe	2	2
	$226,238	$227,354

Capital Expenditures for Property, Plant, and Equipment

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Capital expenditures on property, plant, and equipment by segment
Wholesale Sales & Ancillary Services	$292	$451	$629	$924
Direct-to-Consumer	626	6	998	9
Secured Lending	—	4	—	4
	$918	$461	$1,627	$937

Goodwill and Intangible Assets

in thousands
	December 31, 2021	June 30, 2021
Goodwill by segment
Wholesale Sales & Ancillary Services	$8,881	$8,881
Direct-to-Consumer(1)	92,062	92,062
	$100,943	$100,943

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	December 31, 2021	June 30, 2021
Intangibles by segment
Wholesale Sales & Ancillary Services	$2,793	$2,831
Direct-to-Consumer(1)	75,096	90,802
	$77,889	$93,633

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes contained elsewhere in this Form 10-Q and in the Form 10-K for the fiscal year ended 2021. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report, particularly in “Risk Factors.”

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
•
Segment results of operations. This section provides an analysis of our results of operations presented for our three segments:
o
Wholesale Sales & Ancillary Services
o
Direct-to-Consumer, and
o
Secured Lending

for the comparable periods.

•
Non-GAAP Measures. In addition to certain key operational metrics to assess the performance of our business, management uses the financial performance measures “adjusted net income before provision for income taxes” and "adjusted net income before provision for income taxes per diluted share" that are not prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of December 31, 2021, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
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

EXECUTIVE OVERVIEW

Our Business

We conduct our operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer and (iii) Secured Lending.

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

The Company acquired the 79.5% interest in JMB that it did not previously own in March 2021. With this acquisition, we substantially expanded our e-commerce channel for precious metals product sales and increased the diversification of our business between wholesale and retail distribution.

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

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary Collateral Finance Corporation, LLC ("CFC"). CFC has two wholly-owned subsidiaries: AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of December 31, 2021, CFC and AMCF had, in the aggregate, approximately $126.3 million in secured loans outstanding, of which approximately 65.9% were acquired from third parties (some of which may be customers of A-Mark) and approximately 34.1% were originated by CFC.

AMCF was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued, administers, and owns Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million. The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98% (collectively referred to as the "Notes"). The Notes have a maturity date of December 15, 2023. See Note 14 to the Company’s condensed consolidated financial statements for additional information.

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

Factors Affecting Revenues, Gross Profit, Interest Income, and Interest Expense

Set forth below are the key factors affecting the Company’s revenues, gross profit, interest income, and interest expense. These factors can result from both the Company’s ongoing business activities as well as from Company acquisitions. For the three and six months ended December 31, 2021 and 2020, the Company’s results were significantly impacted by the acquisition of JMB in March 2021.

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

Non-GAAP Financial Measures

In addition to certain key operational metrics to assess the performance of our business, management uses financial performance measures that are not prepared in accordance with GAAP. "Adjusted net income before provision for income taxes” and "adjusted net income before provision for income taxes per diluted share" are non-GAAP measures that provide useful information that can be used to evaluate our performance. Non-GAAP measures do not have standardized definitions and should not be relied upon or as a substitute for measures that are prepared in accordance with GAAP. For a reconciliation of these non-GAAP measures to the most directly comparable GAAP measures reported in our condensed consolidated statements of income for the three and six months ended December 31, 2021 and 2020, and certain limitations inherent in such measures, refer to the “Non-GAAP Measures” section below.

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

Macroeconomic events have positively affected the Company’s trading revenues and gross profit as the volatility of the price of precious metals and numismatics resulted in a material increase in the spread between bid and ask prices on these products. We also experienced substantially increased demand for products in each of our coin and bar, industrial and retail businesses. We attribute this to certain customers, particularly in Goldline and our recently acquired JMB retail units, seeking to assure a supply of precious metals necessary for the operation of their businesses, and other customers’ seeking the safety of investments in precious metals. In response to the heightened demand, in certain cases prices for the products we sell have also risen. We are uncertain of the duration of these conditions.

Fiscal Year

Our fiscal year end is June 30 each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

RESULTS OF OPERATIONS

Overview of Results of Operations for the Three Months Ended December 31, 2021 and 2020

Consolidated Results of Operations

The operating results of our business for the three months ended December 31, 2021 and 2020 are as follows:

in thousands, except for share, per share, and performance metrics data

Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,946,364	100.000%	$1,518,744	100.000%	$427,620	28.2%
Gross profit	65,923	3.387%	18,751	1.235%	$47,172	251.6%
Selling, general, and administrative expenses	(18,713)	(0.961%)	(8,528)	(0.562%)	$10,185	119.4%
Depreciation and amortization expense	(8,258)	(0.424%)	(505)	(0.033%)	$7,753	1,535.2%
Interest income	5,251	0.270%	4,533	0.298%	$718	15.8%
Interest expense	(5,395)	(0.277%)	(5,037)	(0.332%)	$358	7.1%
Earnings from equity method investments	1,220	0.063%	2,362	0.156%	$(1,142)	(48.3%)
Other income, net	433	0.022%	205	0.013%	$228	111.2%
Unrealized gains on foreign exchange	231	0.012%	19	0.001%	$212	1,115.8%
Net income before provision for income taxes	40,692	2.091%	11,800	0.777%	$28,892	244.8%
Income tax expense	(8,753)	(0.450%)	(2,586)	(0.170%)	$6,167	238.5%
Net income	31,939	1.641%	9,214	0.607%	$22,725	246.6%
Net income attributable to noncontrolling interests	145	0.007%	289	0.019%	$(144)	(49.8%)
Net income attributable to the Company	$31,794	1.634%	$8,925	0.588%	$22,869	256.2%

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$2.79		$1.26		$1.53	121.4%
Diluted	$2.61		$1.16		$1.45	125.0%

Weighted average shares outstanding:
Basic	11,378,400		7,063,000		4,315,400	61.1%
Diluted	12,192,100		7,713,300		4,478,800	58.1%

Performance Metrics:(1)
Gold ounces sold(2)	631,000		479,000		152,000	31.7%
Silver ounces sold(3)	31,987,000		21,245,000		10,742,000	50.6%
Inventory turnover ratio(4)	3.3		3.2		0.1	3.1%
Number of secured loans at period end(5)	2,393		1,324		1,069	80.7%

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

Overview of Results of Operations for the Six Months Ended December 31, 2021 and 2020

Consolidated Results of Operations

The operating results of our business for the six months ended December 31, 2021 and 2020 are as follows:

in thousands, except for share, per share, and performance metrics data
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$3,960,335	100.000%	$3,384,860	100.000%	$575,475	17.0%
Gross profit	121,932	3.079%	54,896	1.622%	$67,036	122.1%
Selling, general, and administrative expenses	(35,390)	(0.894%)	(18,033)	(0.533%)	$17,357	96.3%
Depreciation and amortization expense	(16,529)	(0.417%)	(1,006)	(0.030%)	$15,523	1,543.0%
Interest income	10,782	0.272%	8,516	0.252%	$2,266	26.6%
Interest expense	(10,868)	(0.274%)	(9,330)	(0.276%)	$1,538	16.5%
Earnings from equity method investments	2,709	0.068%	6,488	0.192%	$(3,779)	(58.2%)
Other income, net	842	0.021%	564	0.017%	$278	49.3%
Unrealized gains (losses) on foreign exchange	7	0.000%	(78)	(0.002%)	$85	109.0%
Net income before provision for income taxes	73,485	1.856%	42,017	1.241%	$31,468	74.9%
Income tax expense	(15,422)	(0.389%)	(9,097)	(0.269%)	$6,325	69.5%
Net income	58,063	1.466%	32,920	0.973%	$25,143	76.4%
Net income attributable to noncontrolling interests	245	0.006%	912	0.027%	$(667)	(73.1%)
Net income attributable to the Company	$57,818	1.460%	$32,008	0.946%	$25,810	80.6%

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$5.11		$4.53		$0.58	12.8%
Diluted	$4.78		$4.21		$0.57	13.5%

Weighted average shares outstanding:
Basic	11,320,500		7,064,800		4,255,700	60.2%
Diluted	12,100,700		7,610,400		4,490,300	59.0%

Performance Metrics:(1)
Gold ounces sold(2)	1,300,000		1,200,000		100,000	8.3%
Silver ounces sold(3)	60,114,000		45,493,000		14,621,000	32.1%
Inventory turnover ratio(4)	7.6		7.9		(0.3)	(3.8%)
Number of secured loans at period end(5)	2,393		1,324		1,069	80.7%

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

Revenues

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands, except performance metrics
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,946,364	100.000%	$1,518,744	100.000%	$427,620	28.2%
Performance Metrics
Gold ounces sold	631,000		479,000		152,000	31.7%
Silver ounces sold	31,987,000		21,245,000		10,742,000	50.6%

Revenues for the three months ended December 31, 2021 increased $427.6 million, or 28.2% to $1.946 billion from $1.519 billion in 2020. Excluding an increase of $204.9 million of forward sales, our revenues increased $222.7 million, which was due to an increase in gold and silver ounces sold, partially offset by lower average selling prices of gold and silver.

Gold ounces sold for the three months ended December 31, 2021 increased 152,000 ounces, or 31.7%, to 631,000 ounces from 479,000 ounces in 2020. Silver ounces sold for the three months ended December 31, 2021 increased 10,742,000 ounces, or 50.6%, to 31,987,000 ounces from 21,245,000 ounces in 2020. On average, the selling prices for gold decreased by 1.2% and selling prices for silver decreased by 0.4% during the three months ended December 31, 2021 as compared to the prior year period.

JMB’s revenue activity represented 25.1% of the Company’s consolidated revenue for the three months ended December 31, 2021. JMB’s gold and silver ounces sold represented 21.1% and 22.9%, respectively, of the Company’s consolidated total of gold and silver ounces sold for the three months ended December 31, 2021.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands, except performance metrics
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$3,960,335	100.000%	$3,384,860	100.000%	$575,475	17.0%
Performance Metrics
Gold ounces sold	1,300,000		1,200,000		100,000	8.3%
Silver ounces sold	60,114,000		45,493,000		14,621,000	32.1%

Revenues for the six months ended December 31, 2021 increased $575.5 million, or 17.0% to $3.960 billion from $3.385 billion in 2020. Excluding an increase of $337.4 million of forward sales, our revenues increased $238.1 million, which was due to an increase in gold and silver ounces sold and higher average selling prices of silver, partially offset by lower average selling prices of gold.

Gold ounces sold for the six months ended December 31, 2021 increased 100,000 ounces, or 8.3%, to 1,300,000 ounces from 1,200,000 ounces in 2020. Silver ounces sold for the six months ended December 31, 2021 increased 14,621,000 ounces, or 32.1%, to 60,114,000 ounces from 45,493,000 ounces in 2020. On average, the selling prices for gold decreased by 2.4% and selling prices for silver increased by 6.4% during the six months ended December 31, 2021 as compared to the prior year period.

JMB’s revenue activity represented 24.3% of the Company’s consolidated revenue for the six months ended December 31, 2021. JMB’s gold and silver ounces sold represented 20.5% and 22.7%, respectively, of the Company’s consolidated total of gold and silver ounces sold for the six months ended December 31, 2021.

Gross Profit

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands, except performance metric
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$65,923	3.387%	$18,751	1.235%	$47,172	251.6%
Performance Metric
Inventory turnover ratio	3.3		3.2		0.1	3.1%

Gross profit for the three months ended December 31, 2021 increased by $47.2 million, or 251.6%, to $65.9 million from $18.8 million in 2020. The overall gross profit increase was due to higher gross profits earned from the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage for the three months ended December 31, 2021 increased by 215.2 basis points to 3.387% from 1.235% in 2020. Excluding an increase of $204.9 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended December 31, 2021 increased by 277.0 basis points to 4.139% from 1.369%. The increase in gross margin percentage was mainly attributable to wider spreads of the Wholesale Sales & Ancillary Services segment and JMB’s retail market activity, which represented 45.1% of the Company’s consolidated gross profit for the three months ended December 31, 2021.

Our inventory turnover rate for the three months ended December 31, 2021 increased by 3.1%, to 3.3 from 3.2 in 2020. The increase in our inventory turnover ratio was primarily due to a higher volume of ounces sold on forward contracts offset by higher average inventory balances.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands, except performance metric
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$121,932	3.079%	$54,896	1.622%	$67,036	122.1%
Performance Metric
Inventory turnover ratio	7.6		7.9		(0.3)	(3.8%)

Gross profit for the six months ended December 31, 2021 increased by $67.0 million, or 122.1%, to $121.9 million from $54.9 million in 2020. The overall gross profit increase was due to higher gross profits earned from the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage for the six months ended December 31, 2021 increased by 145.7 basis points to 3.079% from 1.622% in 2020. Excluding an increase of $337.4 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the six months ended December 31, 2021 increased by 188.7 basis points to 3.662% from 1.776%.

The increase in gross margin percentage was mainly attributable to wider spreads of the Wholesale Sales & Ancillary Services segment and JMB’s retail market activity, which represented 44.6% of the Company’s consolidated gross profit for the six months ended December 31, 2021.

Our inventory turnover rate for the six months ended December 31, 2021 decreased by 3.8%, to 7.6 from 7.9 in 2020. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances, partially offset by higher volume of ounces sold on forward contracts.

Selling, General and Administrative Expense

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(18,713)	(0.961)%	$(8,528)	(0.562%)	$10,185	119.4%

Selling, general and administrative expenses for the three months ended December 31, 2021 increased $10.2 million, or 119.4%, to $18.7 million from $8.5 million in 2020. The change was primarily due to: (i) $6.9 million of expenses incurred by JMB (ii) $2.3 million of legal consulting and professional fees, (iii) increased compensation expense (including performance-based accruals) of $0.9 million, and (iv) and higher insurance costs of $0.2 million.

JMB’s selling, general, and administrative expenses represented 37.0% of the Company’s consolidated selling, general, and administrative expenses for the three months ended December 31, 2021.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(35,390)	(0.894%)	$(18,033)	(0.533%)	$17,357	96.3%

Selling, general and administrative expenses for the six months ended December 31, 2021 increased $17.4 million, or 96.3%, to $35.4 million from $18.0 million in 2020. The change was primarily due to: (i) $12.9 million of expenses incurred by JMB (ii) $2.8 million of legal consulting and professional fees, (iii) increased compensation expense (including performance-based accruals) of $1.1 million, and (iv) and higher insurance costs of $0.6 million.

JMB’s selling, general, and administrative expenses represented 36.4% of the Company’s consolidated selling, general, and administrative expenses for the six months ended December 31, 2021.

Depreciation and Amortization Expense

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(8,258)	(0.424)%	$(505)	(0.033)%	$7,753	1,535.2%

Depreciation and amortization expense for the three months ended December 31, 2021 increased $7.8 million, or 1,535.2%, to $8.3 million from $0.5 million in 2020. The change was primarily due to $7.7 million of JMB’s intangible asset amortization expense.

JMB’s depreciation and amortization expense represented 94.0% of the Company’s consolidated depreciation and amortization expense for the three months ended December 31, 2021.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(16,529)	(0.417%)	$(1,006)	(0.030%)	$15,523	1,543.0%

Depreciation and amortization expense for the six months ended December 31, 2021 increased $15.5 million, or 1,543.0%, to $16.5 million from $1.0 million in 2020. The change was primarily due to $15.4 million of JMB’s intangible asset amortization expense.

JMB’s depreciation and amortization expense represented 94.0% of the Company’s consolidated depreciation and amortization expense for the six months ended December 31, 2021.

Interest Income

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands, except performance metric
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$5,251	0.270%	$4,533	0.298%	$718	15.8%
Performance Metric
Number of secured loans at period-end	2,393		1,324		1,069	80.7%

Interest income for the three months ended December 31, 2021 increased $0.7 million, or 15.8%, to $5.3 million from $4.5 million in 2020. The aggregate increase in interest income was primarily due to higher interest income earned by our Secured Lending segment and higher other finance product income.

The interest income from our Secured Lending segment increased by $0.6 million or by 28.2% compared with the prior year. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances during the current period as compared to the average monthly loan balances for the prior year period. The number of secured loans outstanding increased by 80.7% to 2,393 as of December 31, 2021, from 1,324 as of December 31, 2020.

The interest income from our other finance product income increased by $0.1 million in comparison to the same year-ago period.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands, except performance metric
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$10,782	0.272%	$8,516	0.252%	$2,266	26.6%
Performance Metric
Number of secured loans at period-end	2,393		1,324		1,069	80.7%

Interest income for the six months ended December 31, 2021 increased $2.3 million, or 26.6%, to $10.8 million from $8.5 million in 2020. The aggregate increase in interest income was primarily due to higher interest income earned by our Secured Lending segment and higher other finance product income.

The interest income from our Secured Lending segment increased by $1.6 million or by 43.3% compared with the prior year. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances during the current period as compared to the average monthly loan balances for the prior year period. The number of secured loans outstanding increased by 80.7% to 2,393 as of December 31, 2021, from 1,324 as of December 31, 2020.

The interest income from our other finance product income increased by $0.7 million in comparison to the same year-ago period.

Interest Expense

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(5,395)	(0.277%)	$(5,037)	(0.332%)	$358	7.1%

Interest expense for the three months ended December 31, 2021 increased $0.4 million, or 7.1% to $5.4 million from $5.0 million in 2020. The increase in interest expense was primarily driven by each of the following components: (i) $0.3 million associated with our Trading Credit Facility and Notes Payable (including amortization of debt issuance costs), (ii) $0.2 million of loan servicing fees, offset by a decrease of (iii) $0.1 million in interest associated with liabilities on borrowed metals.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(10,868)	(0.274%)	$(9,330)	(0.276%)	$1,538	16.5%

Interest expense for the six months ended December 31, 2021 increased $1.5 million, or 16.5% to $10.9 million from $9.3 million in 2020. The increase in interest expense was primarily driven by each of the following components: (i) $0.8 million associated with our Trading Credit Facility and Notes Payable (including amortization of debt issuance costs), (ii) $0.7 million related to product financing arrangements, (iii) $0.4 million of loan servicing fees, offset by a decrease of (iv) $0.3 million in interest associated with liabilities on borrowed metals.

Earnings from equity method investments

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$1,220	0.063%	$2,362	0.156%	$(1,142)	(48.3%)

Earnings from equity method investments for the three months ended December 31, 2021 decreased $1.2 million or 48.3% to $1.2 million from $2.4 million in 2020. The net decrease of $1.2 million includes a $1.9 million decrease related to JMB, a former equity method investment which is now reported by the Company as a wholly owned subsidiary, offset by increased earnings of $0.7 million from our other equity method investments.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$2,709	0.068%	$6,488	0.192%	$(3,779)	(58.2%)

Earnings from equity method investments for the six months ended December 31, 2021 decreased $3.8 million or 58.2% to $2.7 million from $6.5 million in 2020. The net decrease of $3.8 million includes a $5.6 million decrease related to JMB, a former equity method investment which is now reported by the Company as a wholly owned subsidiary, offset by increased earnings of $1.8 million from our other equity method investments.

Other income, net

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$433	0.022%	$205	0.013%	$228	111.2%

Other income, net for the three months ended December 31, 2021 increased $0.2 million, or 111.2% to $0.4 million from $0.2 million in 2020. The increase was due to higher royalties earned by our Secured Lending segment.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$842	0.021%	$564	0.017%	$278	49.3%

Other income, net for the six months ended December 31, 2021 increased $0.3 million, or 49.3% to $0.8 million from $0.6 million in 2020. The increase was due to higher royalties earned by our Secured Lending segment.

Provision for Income Taxes

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(8,753)	(0.450%)	$(2,586)	(0.170%)	$6,167	238.5%

Our income tax expense was $8.8 million and $2.6 million for the three months ended December 31, 2021 and 2020, respectively. Our effective tax rate was approximately 21.5% and 21.9% for the three months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021, our effective tax rate differs from the federal statutory rate primarily due to the excess tax benefit from share based compensation, the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures. For the three months ended December 31, 2020, the Company recorded tax expense which differed from the statutory rates primarily due to the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(15,422)	(0.389%)	$(9,097)	(0.269%)	$6,325	69.5%

Our income tax expense was $15.4 million and $9.1 million for the six months ended December 31, 2021 and 2020, respectively. Our effective tax rate was approximately 21.0% and 21.7% for the six months ended December 31, 2021 and 2020, respectively. For the six months ended December 31, 2021, our effective tax rate differs from the federal statutory rate primarily due to the excess tax benefit from share based compensation, the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures. For the six months ended December 31, 2020, the Company recorded tax expense which differed from the statutory rates primarily due to the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

SEGMENT RESULTS OF OPERATIONS

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”).

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

Overview of Results of Operations for the Three Months Ended December 31, 2021 and 2020

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services Segment for the three months ended December 31, 2021 and 2020 are as follows:

in thousands, except performance metrics
Three Months Ended December 31,	2021				2020				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,406,746	(a)	100.000%		$1,477,489	(c)	100.000%		$(70,743)	(4.8%)
Gross profit	28,941		2.057%	(b)	13,245		0.896%	(d)	$15,696	118.5%
Selling, general, and administrative expenses	(8,863)		(0.630%)		(6,466)		(0.438%)		$2,397	37.1%
Depreciation and amortization expense	(227)		(0.016%)		(219)		(0.015%)		$8	3.7%
Interest income	2,643		0.188%		2,498		0.169%		$145	5.8%
Interest expense	(2,579)		(0.183%)		(2,915)		(0.197%)		$(336)	(11.5%)
Earnings from equity method investments	1,220		0.087%		2,362		0.160%		$(1,142)	(48.3%)
Unrealized gains on foreign exchange	231		0.016%		19		0.001%		$212	1,115.8%
Net income before provision for income taxes	$21,366		1.519%		$8,524		0.577%		$12,842	150.7%
Performance Metrics:
Gold ounces sold(1)	485,000				465,000				20,000	4.3%
Silver ounces sold(2)	24,051,000				20,972,000				3,079,000	14.7%
Wholesale Sales ticket volume(3)	26,809				29,797				(2,988)	(10.0%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $417.7 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.824 billion.
(b)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.367% for the period.
(c)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $19.1 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.497 billion.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.883% for the period.
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

Overview of Results of Operations for the Six Months Ended December 31, 2021 and 2020

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services Segment for the six months ended December 31, 2021 and 2020 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2021				2020				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$2,906,756	(a)	100.000%		$3,291,197	(c)	100.000%		$(384,441)	(11.7%)
Gross profit	54,490		1.875%	(b)	43,867		1.333%	(d)	$10,623	24.2%
Selling, general, and administrative expenses	(17,545)		(0.604%)		(13,868)		(0.421%)		$3,677	26.5%
Depreciation and amortization expense	(459)		(0.016%)		(424)		(0.013%)		$35	8.3%
Interest income	5,652		0.194%		4,936		0.150%		$716	14.5%
Interest expense	(5,017)		(0.173%)		(5,863)		(0.178%)		$(846)	(14.4%)
Earnings from equity method investments	2,709		0.093%		6,488		0.197%		$(3,779)	(58.2%)
Unrealized gains (losses) on foreign exchange	7		0.000%		(78)		(0.002%)		$85	109.0%
Net income before provision for income taxes	$39,837		1.370%		$35,058		1.065%		$4,779	13.6%
Performance Metrics:
Gold ounces sold(1)	1,007,000				1,169,000				(162,000)	(13.9%)
Silver ounces sold(2)	45,553,000				44,890,000				663,000	1.5%
Wholesale Sales ticket volume(3)	52,887				65,138				(12,251)	(18.8%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $858.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $3.765 billion.
(b)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.420% for the period.
(c)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $39.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $3.331 billion.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.315% for the period.
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

Revenues — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands, except performance metrics
Three Months Ended December 31,	2021			2020			$	%
	$		% of revenue	$		% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,406,746	(a)	100.000%	$1,477,489	(c)	100.000%	$(70,743)	(4.8%)
Performance Metrics
Gold ounces sold	485,000			465,000			20,000	4.3%
Silver ounces sold	24,051,000			20,972,000			3,079,000	14.7%
Wholesale Sales ticket volume	26,809			29,797			(2,988)	(10.0%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $417.7 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.824 billion.
(c)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $19.1 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.497 billion.

Revenues for the three months ended December 31, 2021 decreased $0.071 billion, or 4.8%, to $1.407 billion from $1.477 billion in 2020. Excluding an increase in forward sales of $204.9 million, our revenues decreased $275.6 million, which was due to lower average selling prices of gold and silver, partially offset by an increase in gold and silver ounces sold.

For the three months ended December 31, 2021, Wholesale Sales & Ancillary Services segment's revenue and product volumes sold exclude transactions with JMB, since they were eliminated as inter-segment transactions. For the three months ended December 31, 2020, Wholesale Sales & Ancillary Services segment's revenue and product volumes sold include transactions with JMB, since this activity occurred prior to our acquisition of JMB. Since its acquisition in March 2021, JMB's results are included in the Direct-to-Consumer Segment. The Wholesale Sales & Ancillary Services segment’s gross sales before elimination of inter-segment activity for the three months ended December 31, 2021 increased $327.9 million, or 21.9%, to $1.824 billion from $1.497 billion in 2020, which was due to an increase in gold and silver ounces sold, partially offset by lower average selling prices of gold and silver.

Gold ounces sold for the three months ended December 31, 2021 increased 20,000 ounces, or 4.3%, to 485,000 ounces from 465,000 ounces in 2020. Silver ounces sold for the three months ended December 31, 2021 increased 3,079,000 ounces, or 14.7%, to 24,051,000 ounces from 20,972,000 ounces in 2020. On average, the selling prices for gold decreased by 4.9% and selling prices for silver decreased by 2.3% during the three months ended December 31, 2021 as compared to the prior year period.

Gold ounces sold before eliminations of inter-segment activity for the three months ended December 31, 2021 increased 136,000 ounces, or 28.6%, to 612,000 ounces from 476,000 ounces in 2020. Silver ounces sold before eliminations of inter-segment activity for the three months ended December 31, 2021 increased 9,881,000 ounces, or 46.6%, to 31,078,000 ounces from 21,197,000 ounces in 2020.

The Wholesale Sales ticket volume for the three months ended December 31, 2021 decreased by 2,988 tickets, or 10.0%, to 26,809 tickets from 29,797 tickets in 2020. The decrease in the ticket volume reflects that transactions with JMB in current period were excluded due to inter-segment eliminations, and were included in the comparable period, since they occurred prior to its acquisition.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands, except performance metrics
Six Months Ended December 31,	2021			2020			$	%
	$		% of revenue	$		% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$2,906,756	(a)	100.000%	$3,291,197	(c)	100.000%	$(384,441)	(11.7%)
Performance Metrics
Gold ounces sold	1,007,000			1,169,000			(162,000)	(13.9%)
Silver ounces sold	45,553,000			44,890,000			663,000	1.5%
Wholesale Sales ticket volume	52,887			65,138			(12,251)	(18.8%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $858.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $3.765 billion.
(c)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $39.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $3.331 billion.

Revenues for the six months ended December 31, 2021 decreased $0.384 billion, or 11.7%, to $2.907 billion from $3.291 billion in 2020. Excluding an increase in forward sales of $337.4 million, our revenues decreased $721.8 million, which was due to a decrease in gold ounces sold at lower average selling prices, partially offset by an increase in silver ounces sold at higher average selling prices.

For the six months ended December 31, 2021, Wholesale Sales & Ancillary Services segment's revenue and product volumes sold exclude transactions with JMB, since they were eliminated as inter-segment transactions. For the six months ended December 31, 2020, Wholesale Sales & Ancillary Services segment's revenue and product volumes sold include transactions with JMB, since they occurred prior to its acquisition. Since its acquisition in March 2021, JMB's results are included in the Direct-to-Consumer Segment. The Wholesale Sales & Ancillary Services segment’s gross sales before elimination of inter-segment activity for the six months ended December 31, 2021 increased $434.5 million, or 13.0%, to $3.765 billion from $3.331 billion in 2020, which was due to an increase in gold ounces sold at lower average selling prices and an increase in silver ounces sold at higher average selling prices.

Gold ounces sold for the six months ended December 31, 2021 decreased 162,000 ounces, or 13.9%, to 1,007,000 ounces from 1,169,000 ounces in 2020. Silver ounces sold for the six months ended December 31, 2021 increased 663,000 ounces, or 1.5%, to 45,553,000 ounces from 44,890,000 ounces in 2020. On average, the selling prices for gold decreased by 5.1% and selling prices for silver increased by 5.0% during the six months ended December 31, 2021 as compared to the prior year period.

Gold ounces sold before eliminations of inter-segment activity for the six months ended December 31, 2021 increased 80,000 ounces, or 6.7%, to 1,272,000 ounces from 1,192,000 ounces in 2020. Silver ounces sold before eliminations of inter-segment activity for the six months ended December 31, 2021 increased 13,957,000 ounces, or 30.8%, to 59,260,000 ounces from 45,303,000 ounces in 2020.

The Wholesale Sales ticket volume for the six months ended December 31, 2021 decreased by 12,251 tickets, or 18.8% to 52,887 tickets from 65,138 tickets in 2020. The decrease in the ticket volume reflects that transactions with JMB in current period were excluded due to inter-segment eliminations, and were included in the comparable period, since they occurred prior to its acquisition.

Gross Profit — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands, except performance metric
Three Months Ended December 31,	2021			2020			$	%
	$	% of revenue		$	% of revenue		Increase/ (decrease)	Increase/ (decrease)
Gross profit	$28,941	2.057%	(b)	$13,245	0.896%	(d)	$15,696	118.5%

(b)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.367% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.883% for the period.

Gross profit for the three months ended December 31, 2021 increased by $15.7 million, or 118.5%, to $28.9 million from $13.2 million in 2020. The overall gross profit increase was primarily due to wider product margins, offset by the elimination of inter-segment transactions with JMB, as discussed in the preceding Revenues section.

This segment’s profit margin percentage increased by 116.1 basis points to 2.057% from 0.896% in 2020. Excluding an increase of $204.9 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended December 31, 2021 increased by 175.2 basis points to 2.748% from 0.997%.

The increase in gross margin percentage was mainly attributable to wider premium spreads due to increased silver demand combined with supply constraints, offset by the impact of higher forward sales and lower trading profits. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands, except performance metric
Six Months Ended December 31,	2021			2020			$	%
	$	% of revenue		$	% of revenue		Increase/ (decrease)	Increase/ (decrease)
Gross profit	$54,490	1.875%	(b)	$43,867	1.333%	(d)	$10,623	24.2%

(b)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.420% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.315% for the period.

Gross profit for the six months ended December 31, 2021 increased by $10.6 million, or 24.2%, to $54.5 million from $43.9 million in 2020. The overall gross profit increase was primarily due to wider product margins, offset by the elimination of inter-segment transactions with JMB, as discussed in the preceding Revenues section.

This segment’s profit margin percentage increased by 54.2 basis points to 1.875% from 1.333% in 2020. Excluding an increase of $337.4 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the six months ended December 31, 2021 increased by 93.1 basis points to 2.394% from 1.463%.

The increase in gross margin percentage was mainly attributable to wider premium spreads due to increased silver demand combined with supply constraints, offset by the impact of increased forward sales and lower trading profits. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(8,863)	(0.630%)	$(6,466)	(0.438%)	$2,397	37.1%

Selling, general and administrative expenses for the three months ended December 31, 2021 increased $2.4 million, or 37.1%, to $8.9 million from $6.5 million in 2020. The change was primarily due to: (i) $1.3 million of legal consulting and professional fees, (ii) increased compensation expense (including performance-based accruals) of $1.0 million, and (iii) and higher insurance costs of $0.2 million.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(17,545)	(0.604%)	$(13,868)	(0.421%)	$3,677	26.5%

Selling, general and administrative expenses for the six months ended December 31, 2021 increased $3.7 million, or 26.5%, to $17.5 million from $13.9 million in 2020. The change was primarily due to: (i) $1.7 million of legal consulting and professional fees, (ii) increased compensation expense (including performance-based accruals) of $1.4 million, and (iii) and higher insurance costs of $0.7 million.

Interest Income — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,643	0.188%	$2,498	0.169%	$145	5.8%

Interest income for the three months ended December 31, 2021 increased $0.1 million, or 5.8%, to $2.6 million from $2.5 million in 2020. The overall increase is primarily due to higher interest earned from spot deferred orders of $0.1 million.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$5,652	0.194%	$4,936	0.150%	$716	14.5%

Interest income for the six months ended December 31, 2021 increased $0.7 million, or 14.5%, to $5.7 million from $4.9 million in 2020. The overall increase is primarily due to higher interest earned from repurchase agreements of $0.4 million and an increase in interest income earned from spot deferred orders of $0.3 million.

Interest Expense — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,579)	(0.183%)	$(2,915)	(0.197%)	$(336)	(11.5%)

Interest expense for the three months ended December 31, 2021 decreased $0.3 million, or 11.5% to $2.6 million from $2.9 million in 2020. The overall decrease was primarily driven by lower interest expense related to liabilities on borrowed metals of $0.1 million, inter-segment eliminations related to JMB’s product financing activity with A-Mark of $0.5 million, partially offset by higher interest and fees from our Trading Credit Facility and Notes Payable of $0.4 million.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(5,017)	(0.173%)	$(5,863)	(0.178%)	$(846)	(14.4%)

Interest expense for the six months ended December 31, 2021 decreased $0.8 million, or 14.4% to $5.0 million from $5.9 million in 2020. The overall decrease was primarily driven by lower interest expense related to liabilities on borrowed metals of $0.3 million, inter-segment eliminations related to JMB’s product financing activity with A-Mark of $1.4 million, partially offset by higher interest and fees from product financing arrangements of $0.7 million and our Trading Credit Facility and Notes Payable of $0.2 million.

Earnings from equity method investments— Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$1,220	0.087%	$2,362	0.160%	$(1,142)	(48.3%)

Earnings from equity method investments for the three months ended December 31, 2021 decreased $1.2 million, or 48.3% to $1.2 million from $2.4 million in 2020. The net decrease of $1.2 million includes a $1.9 million decrease related to JMB, a former equity method investment which is now reported by the Company as a wholly owned subsidiary, offset by increased earnings of $0.7 million from our other equity method investments.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$2,709	0.093%	$6,488	0.197%	$(3,779)	(58.2%)

Earnings from equity method investments for the six months ended December 31, 2021 decreased $3.8 million, or 58.2% to $2.7 million from $6.5 million in 2020. The net decrease of $3.8 million includes a $5.6 million decrease related to JMB, a former equity method investment which is now reported by the Company as a wholly owned subsidiary, offset by increased earnings of $1.8 million from our other equity method investments.

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

Overview of Results of Operations for the Three Months Ended December 31, 2021 and 2020

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer segment for the three months ended December 31, 2021 and 2020 are as follows:

in thousands, except performance metrics
Three Months Ended December 31,	2021				2020				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$539,618	(a)	100.000%		$41,255	(c)	100.000%		$498,363	1208.0%
Gross profit	36,982		6.853%	(b)	5,506		13.346%	(d)	$31,476	571.7%
Selling, general and administrative expenses	(9,455)		(1.752%)		(1,643)		(3.983%)		$7,812	475.5%
Depreciation and amortization expense	(7,943)		(1.472%)		(198)		(0.480%)		$7,745	3911.6%
Interest expense	(536)		(0.099%)		—		(—%)		$536	0.0%
Net income before provision for income taxes	$19,048		3.530%		3,665		8.884%		$15,383	419.7%
Performance Metrics:
Gold ounces sold(1)	146,000				14,000				132,000	942.9%
Silver ounces sold(2)	7,936,000				273,000				7,663,000	2,807.0%
Number of new customers(3)	39,800				800				39,000	4,875.0%
Number of active customers(4)	89,500				2,400				87,100	3,629.2%
Number of total customers(5)	1,902,900				160,300				1,742,600	1,087.1%
DTC ticket volume(6)	230,345				6,952				223,393	3213.4%

(a)
Includes $0.5 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 6.864% for the period.
(c)
Includes $2.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)
Gross profit percentage, excluding inter-segment company sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 14.082% for the period.
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

Overview of Results of Operations for the Six Months Ended December 31, 2021 and 2020

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer segment for the six months ended December 31, 2021 and 2020 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2021				2020				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,053,579	(a)	100.000%		$93,663	(c)	100.000%		$959,916	1024.9%
Gross profit	67,442		6.401%	(b)	11,029		11.775%	(d)	$56,413	511.5%
Selling, general and administrative expenses	(16,994)		(1.613%)		(3,338)		(3.564%)		$13,656	409.1%
Depreciation and amortization expense	(15,894)		(1.509%)		(406)		(0.433%)		$15,488	3,814.8%
Interest expense	(1,359)		(0.129%)		—		(—%)		$1,359	—
Net income before provision for income taxes	$33,195		3.151%		7,285		7.778%		$25,910	355.7%
Performance Metrics:
Gold ounces sold(1)	293,000				31,000				262,000	845.2%
Silver ounces sold(2)	14,561,000				603,000				13,958,000	2,314.8%
Number of new customers(3)	73,600				1,700				71,900	4,229.4%
Number of active customers(4)	207,200				5,500				201,700	3,667.3%
Number of total customers(5)	1,902,900				160,300				1,742,600	1,087.1%
DTC ticket volume(6)	457,406				11,559				445,847	3,857.1%

(a)
Includes $1.6 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 6.409% for the period.
(c)
Includes $6.9 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)
Gross profit percentage, excluding inter-segment company sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 12.801% for the period.
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

Segment Results — Direct-to-Consumer

Revenues — Direct-to-Consumer

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands, except performance metrics
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$539,618	100.000%	$41,255	100.000%	$498,363	1208.0%
Performance Metrics:
Gold ounces sold	146,000		14,000		132,000	942.9%
Silver ounces sold	7,936,000		273,000		7,663,000	2,807.0%

Revenues for the three months ended December 31, 2021 increased $498.4 million, or 1208.0%, to $539.6 million from $41.3 million in 2020. Excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, revenues for the three months ended December 31, 2021 increased $500.0 million or 1278.8% to $539.1 million from $39.1 million in 2020. For the three months ended December 31, 2021 the increase in revenue was primarily due to JMB's activity, with revenue of $489.3 million for the three months ended December 31, 2021. The revenue of Goldline and PMPP, in the aggregate, increased by $9.1 million as compared to the prior year period.

Gold ounces sold for the three months ended December 31, 2021 increased 132,000 ounces, or 942.9%, to 146,000 ounces from 14,000 ounces in 2020. Silver ounces sold for the three months ended December 31, 2021 increased 7,663,000 ounces, or 2807.0%, to 7,936,000 ounces from 273,000 ounces in 2020. The increase in the segment’s precious metals ounces sold was primarily due to JMB activity, which accounted for 91.1% and 92.4% of total gold and silver ounces sold, respectively, for the three months ended December 31, 2021. Goldline and PMPP in the aggregate accounted for a 4.3% increase in the change of silver ounces sold as compared to the prior year period. The gold ounces sold by Goldline and PMPP in the aggregate were relatively flat compared to the prior year period.

On average, the selling prices for gold decreased by 7.3% and selling prices for silver decreased by 17.2% during the three months ended December 31, 2021 as compared to the prior year period.

The number of new customers for the three months ended December 31, 2021 increased 39,000, or 4,875.0% to 39,800 from 800 in 2020. The number of active customers for the three months ended December 31, 2021 increased 87,100 or 3,629.2%, to 89,500 from 2,400 in 2020. The number of total customers as of December 31, 2021 increased 1,742,600, or 1087.1% to 1,902,900 from 160,300 as of December 31, 2020. The increases in the customer-based metrics were primarily due to our acquisition of JMB in March 2021, inclusive of its customer base.

The Direct-to-Consumer ticket volume for the three months ended December 31, 2021 increased by 223,393 tickets, or 3213.4%, to 230,345 tickets from 6,952 tickets in 2020. The increase in ticket volume was primarily due to transactions generated by our newly acquired subsidiary, JMB.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands, except performance metrics
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,053,579	100.000%	$93,663	100.000%	$959,916	1024.9%
Performance Metrics:
Gold ounces sold	293,000		31,000		262,000	845.2%
Silver ounces sold	14,561,000		603,000		13,958,000	2,314.8%
DTC ticket volume	457,406		11,559		445,847	3,857.1%

Revenues for the six months ended December 31, 2021 increased $959.9 million, or 1024.9%, to $1,053.6 million from $93.7 million in 2020. Excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, revenues for the six months ended December 31, 2021 increased $965.2 million or 1112.0% to $1,052.0 million from $86.8 million in 2020. The increase in revenue was primarily due to JMB activity, with revenue of $961.6 million for the six months ended December 31, 2021, while revenue of Goldline and PMPP, in the aggregate, decreased by $1.7 million as compared to the prior year period.

Gold ounces sold for the six months ended December 31, 2021 increased 262,000 ounces, or 845.2%, to 293,000 ounces from 31,000 ounces in 2020. Silver ounces sold for the six months ended December 31, 2021 increased 13,958,000 ounces, or 2314.8%, to 14,561,000 ounces from 603,000 ounces in 2020. The increase in the segment’s precious metals ounces sold was primarily due to JMB activity, which accounted for 91.1% and 93.8% of total gold and silver ounces sold, respectively, for the six months ended December 31, 2021. Goldline and PMPP in the aggregate accounted for a 2.2% increase in the change of silver ounces sold as compared to the prior year period. Goldline and PMPP in the aggregate accounted for a 1.8% decrease in the change of gold ounces sold as compared to the prior year period.

On average, the selling prices for gold decreased by 10.2% and selling prices for silver decreased by 10.2% during the six months ended December 31, 2021 as compared to the prior year period.

The number of new customers for the six months ended December 31, 2021 increased 71,900, or 4,229.4% to 73,600 from 1,700 in 2020. The number of active customers for the six months ended December 31, 2021 increased 201,700, or 3,667.3% to 207,200 from 5,500 in 2020. The number of total customers as of December 31, 2021 increased 1,742,600, or 1087.1% to 1,902,900 from 160,300 as of December 31, 2020. The increases in the customer-based metrics were primarily due to our acquisition of JMB in March 2021, inclusive of its customer base.

The Direct-to-Consumer ticket volume for the six months ended December 31, 2021 increased by 445,847 tickets, or 3857.1%, to 457,406 tickets from 11,559 tickets in 2020. The increase in ticket volume was primarily due to transactions generated by our newly acquired subsidiary, JMB.

Gross Profit — Direct-to-Consumer

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands, except performance metric
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$36,982	6.853%	$5,506	13.346%	$31,476	571.7%

Gross profit for the three months ended December 31, 2021 increased by $31.5 million, or 571.7%, to $37.0 million from $5.5 million in 2020. The increase in gross profit was mainly due to JMB’s contribution, which accounted for $29.7 million or 94.4% of the increase.

For the three months ended December 31, 2021, the Company’s profit margin percentage decreased by 649 basis points to 6.853% from 13.346% in 2020. Excluding the impact of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, the Direct-to-Consumer segment's gross profit margin percentage decreased by 722 basis points to 6.864% from 14.082% in 2020. The decrease in the gross profit margin percentage was mainly driven by the addition of JMB which has lower direct-to-consumer margins, partially offset by improved gross profit percentages at Goldline and PMPP.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands, except performance metric
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$67,442	6.401%	$11,029	11.775%	$56,413	511.5%

Gross profit for the six months ended December 31, 2021 increased by $56.4 million, or 511.5%, to $67.4 million from $11.0 million in 2020. The increase in gross profit was mainly due to JMB’s contribution, which accounted for $54.4 million or 96.4% of the increase.

For the six months ended December 31, 2021, the Company’s profit margin percentage decreased by 537.4 basis points to 6.401% from 11.775% in 2020. Excluding the impact of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, the Direct-to-Consumer segment's gross profit margin percentage decreased by 639 basis points to 6.409% from 12.801% in 2020. The decrease in the gross profit margin percentage was mainly driven by the addition of JMB which has lower Direct-to-Consumer margins, partially offset by improved gross profit percentages at Goldline and PMPP.

Selling, General and Administrative Expense — Direct-to-Consumer

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(9,455)	(1.752%)	$(1,643)	(3.983%)	$7,812	475.5%

Selling, general and administrative expenses for the three months ended December 31, 2021 increased $7.8 million, or 475.5%, to $9.5 million from $1.6 million in 2020. The change was primarily due to JMB’s selling, general, and administrative activity of $6.9 million and Goldline's legal consulting and professional fees of $1.0 million.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(16,994)	(1.613%)	$(3,338)	(3.564%)	$13,656	409.1%

Selling, general and administrative expenses for the six months ended December 31, 2021 increased $13.7 million, or 409.1%, to $17.0 million from $3.3 million in 2020. The change was primarily due to JMB’s selling, general, and administrative activity of $12.9 million and Goldline's legal, consulting and professional fees of $1.0 million.

Depreciation and amortization expense — Direct-to-Consumer

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(7,943)	(1.472%)	$(198)	(0.480%)	$7,745	3,911.6%

Depreciation and amortization expense for the three months ended December 31, 2021, increased $7.7 million, or 3911.6%, to $7.9 million from $0.2 million in 2020. The change was primarily due to JMB’s depreciation and amortization expense of $7.8 million.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(15,894)	(1.509%)	$(406)	(0.433%)	$15,488	3,814.8%

Depreciation and amortization expense for the six months ended December 31, 2021, increased $15.5 million, or 3,814.8%, to $15.9 million from $0.4 million in 2020. The change was primarily due to JMB’s depreciation and amortization expense of $15.5 million.

Interest expense — Direct-to-Consumer

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(536)	(0.099%)	$—	(—%)	$536	0.0%

Interest expense for the three months ended December 31, 2021 increased $0.5 million to $0.5 million from $0.0 million in 2020. The increase is related to JMB’s product financing activity with A-Mark.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(1,359)	(0.129%)	$—	(—%)	$1,359	(—%)

Interest expense for the six months ended December 31, 2021 increased $1.4 million to $1.4 million from $0.0 million in 2020. The increase is related to JMB’s product financing activity with A-Mark.

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC ("CFC"), AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”).

Overview of Results of Operations for the Three Months Ended December 31, 2021 and 2020

— Secured Lending Segment

The operating results of our Secured Lending segment for the three months ended December 31, 2021 and 2020 are as follows:

in thousands, except performance metrics
Three Months Ended December 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,608	100.000%	$2,035	100.000%	$573	28.2%
Interest expense	(2,280)	(87.423%)	(2,122)	(104.275%)	$158	7.4%
Selling, general and administrative expenses	(395)	(15.146%)	(419)	(20.590%)	$(24)	(5.7%)
Depreciation and amortization expense	(88)	(3.374%)	(88)	(4.324%)	$0	(—%)
Other income, net	433	16.603%	205	10.074%	$228	111.2%
Net income (loss) before provision for income taxes	$278	10.660%	$(389)	(19.115%)	$667	171.5%
Performance Metric:
Number of secured loans at period end(1)	2,393		1,324		1,069	80.7%

(1)
Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Six Months Ended December 31, 2021 and 2020

— Secured Lending Segment

The operating results of our Secured Lending segment for the six months ended December 31, 2021 and 2020 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$5,130	100.000%	$3,580	100.000%	$1,550	43.3%
Interest expense	(4,492)	(87.563%)	(3,467)	(96.844%)	$1,025	29.6%
Selling, general and administrative expenses	(851)	(16.589%)	(827)	(23.101%)	$24	2.9%
Depreciation and amortization expense	(176)	(3.431%)	(176)	(4.916%)	$0	(—%)
Other income, net	842	16.413%	564	15.754%	$278	49.3%
Net income (loss) before provision for income taxes	$453	8.830%	$(326)	(9.106%)	$779	239.0%
Performance Metric:
Number of secured loans at period end(1)	2,393		1,324		1,069	80.7%

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands, except performance metric
Three Months Ended December 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,608	100.000%	$2,035	100.000%	$573	28.2%
Performance Metric
Number of secured loans at period-end	2,393		1,324		1,069	80.7%

Interest income for the three months ended December 31, 2021 increased $0.6 million, or 28.2%, to $2.6 million from $2.0 million in 2020. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances during the current period as compared to the average monthly loan balances for the prior year period. The number of secured loans outstanding increased by 1,069 or 80.7% to 2,393 from 1,324 as of December 31, 2020.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands, except performance metric
Six Months Ended December 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$5,130	100.000%	$3,580	100.000%	$1,550	43.3%
Performance Metric
Number of secured loans at period-end	2,393		1,324		1,069	80.7%

Interest income for the six months ended December 31, 2021 increased $1.6 million, or 43.3%, to $5.1 million from $3.6 million in 2020. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances during the current period as compared to the average monthly loan balances for the prior year period. The number of secured loans outstanding increased by 1,069 or 80.7% to 2,393 from 1,324 as of December 31, 2020.

Interest Expense — Secured Lending

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,280)	(87.423%)	$(2,122)	(104.275%)	$158	7.4%

Interest expense for the three months ended December 31, 2021 increased $0.2 million, or 7.4% to $2.3 million from $2.1 million in 2020. The increase in interest expense is primarily due to loan servicing costs.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(4,492)	(87.563%)	$(3,467)	(96.844%)	$1,025	29.6%

Interest expense for the six months ended December 31, 2021 increased $1.0 million, or 29.6% to $4.5 million from $3.5 million in 2020. The change in interest expense is driven by the value of our secured loan portfolio, which is primarily financed through our Notes payable and Trading Credit Facility. As compared to the same year-ago period, interest expense related to our Notes payable and Trading Credit Facility increased $0.6 million and loan servicing costs increased $0.4 million.

Selling, General and Administrative Expenses — Secured Lending

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(395)	(15.146%)	$(419)	(20.590%)	$(24)	(5.7%)

Selling, general, and administrative expenses for the three months ended December 31, 2021 decreased $0.02 million, or 5.7%, to $0.4 million from $0.4 million in 2020. The decrease was mainly driven higher professional fees, computer-related expense, and marketing expense, offset by lower compensation expense.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(851)	(16.589%)	$(827)	(23.101%)	$24	2.9%

Selling, general, and administrative expenses for the six months ended December 31, 2021 increased $0.02 million, or 2.9%, to $0.9 million from $0.8 million in 2020. The increase was mainly driven by higher professional fees, computer-related expense, and marketing expense, offset by lower compensation expense.

Other Income, net — Secured Lending

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands
Three Months Ended December 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$433	16.603%	$205	10.074%	$228	111.2%

Other income, net for the three months ended December 31, 2021 increased $0.2 million, or 111.2% to $0.4 million from $0.2 million in 2020. The increase was due to higher royalty income earned.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands
Six Months Ended December 31,	2021		2020		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$842	16.413%	$564	15.754%	$278	49.3%

Other income, net for the six months ended December 31, 2021 increased $0.3 million, or 49.3% to $0.8 million from $0.6 million in 2020. The increase was due to higher royalty income earned.

NON-GAAP MEASURES

Adjusted net income before provision for income taxes and adjusted net income before provision for income taxes per diluted share

Overview

In addition to our results determined in accordance with GAAP, we believe the below non-GAAP measures are useful in evaluating our operating performance. We use the financial measures “adjusted net income before provision for income taxes” and "adjusted net income before provision for income taxes per diluted share" to present our pre-tax earnings from on-going business operations. These measures are not prepared in accordance with GAAP. The items excluded from these financial measures may have a material impact on our financial results. Certain of those items are non-recurring, while others are non-cash in nature. Accordingly, these non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with GAAP.

Reconciliation

We calculate these non-GAAP measures by eliminating from net income before provision for income taxes and diluted net income per common share the impact of items we do not consider indicative of our ongoing operations. We eliminate the impact of the following three items: (i) acquisition expenses; (ii) amortization expenses related to intangible assets acquired; and (iii) depreciation expense. The following tables reconcile this non-GAAP financial measure to its most closely comparable GAAP measure on our financial statements for the three and six months ended December 31, 2021 and 2020.

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

in thousands, except for share and per share data
Three Months Ended December 31,	2021	2020	$	%
	$	$	Increase/ (decrease)	Increase/ (decrease)
Net income before provision for income taxes	$40,692	$11,800	$28,892	244.8%
Adjustments:
Acquisition costs	9	381	$(372)	(97.6%)
Amortization of acquired intangibles	7,872	163	$7,709	4,729.4%
Depreciation expense	386	342	$44	12.9%
Adjusted net income before provision for income taxes (non-GAAP)	$48,959	$12,686	$36,273	285.9%

Net income per diluted share reconciliation:
Diluted earnings per share	$2.61	$1.16	$1.45	125.0%
Non-GAAP adjustments:
Acquisition costs	—	0.05	$(0.05)	(100.0%)
Amortization of acquired intangibles	0.65	0.02	$0.63	3,150.0%
Depreciation expense	0.03	0.04	$(0.01)	(25.0%)
Income tax expense (1)	0.72	0.33	$0.39	118.2%
Net income attributable to noncontrolling interests	0.01	0.04	$(0.03)	(75.0%)
Adjusted net income before provision for income taxes per diluted share (non-GAAP)	$4.02	$1.64	$2.38	145.1%

Weighted average shares outstanding:
Diluted	12,192,100	7,713,300	4,478,800	58.1%

(1) The income tax expense adjustment is based on the effective tax rate for the period.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

in thousands, except for share and per share data
Six Months Ended December 31,	2021	2020	$	%
	$	$	Increase/ (decrease)	Increase/ (decrease)
Net income before provision for income taxes	$73,485	$42,017	$31,468	74.9%
Adjustments:
Acquisition costs	53	381	$(328)	(86.1%)
Amortization of acquired intangibles	15,744	317	$15,427	4,866.6%
Depreciation expense	785	689	$96	13.9%
Adjusted net income before provision for income taxes (non-GAAP)	$90,067	$43,404	$46,663	107.5%

Net income per diluted share reconciliation:
Diluted earnings per share	$4.78	$4.21	$0.57	13.5%
Non-GAAP adjustments:
Acquisition costs	—	0.05	$(0.05)	(100.0%)
Amortization of acquired intangibles	1.30	0.04	$1.26	3,150.0%
Depreciation expense	0.06	0.09	$(0.03)	(33.3%)
Income tax expense (1)	1.28	1.19	$0.09	7.6%
Net income attributable to noncontrolling interests	0.02	0.12	$(0.10)	(83.3%)
Adjusted net income before provision for income taxes per diluted share (non-GAAP)	$7.44	$5.70	$1.74	30.5%

Weighted average shares outstanding:
Diluted	12,100,700	7,610,400	4,490,300	59.0%

(1) The income tax expense adjustment is based on the effective tax rate for the period.

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

Depreciation expense. Depreciation expense is calculated using a straight-line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Due to depreciation expense being non-cash in nature, management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business. See Note 7 to the Company’s condensed consolidated financial statements.

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of December 31, 2021, approximately 79.4% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

Lines of Credit

in thousands
	December 31, 2021	June 30, 2021	December 31, 2021 Compared to June 30, 2021
Lines of credit	$160,000	$185,000	$(25,000)

Effective December 21, 2021, A-Mark entered into a three-year committed borrowing facility ("Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of December 31, 2021, the Trading Credit Facility provided the Company with access up to $350.0 million. The credit facility has a termination date of December 21, 2024.

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	December 31, 2021	June 30, 2021	December 31, 2021 Compared to June 30, 2021
Notes payable	$93,650	$93,249	$401

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

As of December 31, 2021, the consolidated aggregate carrying balance of the Notes was $93.7 million (which excludes the $5.0 million Note that the Company retained), and the remaining unamortized loan cost balance was approximately $1.3 million, which is amortized using the effective interest method through the maturity date. (See Note 14 to the Company’s condensed consolidated financial statements.)

Liabilities on Borrowed Metals

in thousands
	December 31, 2021	June 30, 2021	December 31, 2021 Compared to June 30, 2021
Liabilities on borrowed metals	$67,434	$91,866	$(24,432)

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

Product Financing Arrangements

in thousands
	December 31, 2021	June 30, 2021	December 31, 2021 Compared to June 30, 2021
Product financing arrangements	$155,779	$201,028	$(45,249)

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

Secured Loans Receivable

in thousands
	December 31, 2021	June 30, 2021	December 31, 2021 Compared to June 30, 2021
Secured loans receivable	$126,303	$112,968	$13,335

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

The following summarizes components of our condensed consolidated statements of cash flows for the six months ended December 31, 2021 and 2020:

in thousands
Year Ended	December 31, 2021	December 31, 2020	December 31, 2021 Compared to December 31, 2020
Net cash provided by (used in) operating activities	$38,531	$(207,775)	$246,306
Net cash used in investing activities	$(24,919)	$(47,156)	$22,237
Net cash (used in) provided by financing activities	$(95,665)	$217,528	$(313,193)

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) investing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing. The primary reason for the increase in net cash provided by operating activities was due to changes in working capital as well as increased cash generated from net income, adjusted for noncash items. Net cash used in investing activities decreased as a result of lower loan origination and acquisition activity. The primary reason for the decrease in net cash provided by financing activities was due to a decrease in the use of short-term debt financing as well a higher amount of dividends paid.

Net cash provided by (used in) operating activities

Operating activities provided $38.5 million and used $207.8 million in cash for the six months ended December 31, 2021 and 2020, respectively, representing a $246.3 million increase in cash provided compared to the six months ended December 31, 2020. The increase in cash provided was primarily due to changes in working capital, which includes the balances of inventories, receivables, precious metals held under financing arrangements, derivative assets and liabilities, accounts payable, and as well as increased net income, adjusted for noncash items, partially offset by changes in the balances of deferred revenue and other advances, secured loans made to affiliates, and income tax payable.

Net cash used in investing activities

Investing activities used $24.9 million and $47.2 million in cash for the six months ended December 31, 2021 and 2020, respectively, representing a $22.2 million decrease in the use of cash compared to the six months ended December 31, 2020. This period over period decrease in cash used was primarily due to the lower investing cash outflows of $23.9 million associated with the acquisition and origination of secured loans during the period.

Net cash (used in) provided by financing activities

Financing activities used $95.7 million and provided $217.5 million in cash for the six months ended December 31, 2021 and 2020, respectively, representing a $313.2 million increase in the use of cash compared to the six months ended December 31, 2020. This period over period increase was primarily due to the change in cash used by product financing arrangements of $243.1 million, the Trading Credit Facility of $65.0 million, debt issuance costs of $3.6 million, and dividends paid of $1.4 million.

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

Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. We also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Our forwards contracts open at December 31, 2021 are scheduled to settle within 60 days. Futures positions do not have settlement dates. The Company typically uses futures contracts for its shorter-term hedge positions and forward contracts for longer term hedge positions.

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

The Company’s net losses on derivative instruments for the three months ended December 31, 2021 and 2020, totaled $18.4 million and $95.1 million, respectively. The Company’s net losses on derivative instruments for the six months ended December 31, 2021 and 2020, totaled $15.3 million and $121.7 million, respectively. These net gains (losses) on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of December 31, 2021 and June 30, 2021:

in thousands
	December 31, 2021	June 30, 2021
Inventories	$558,344	$458,019
Precious metals held under financing arrangements	88,620	154,742
	646,964	612,761
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(886)	(406)
Premium on metals position	(19,209)	(11,017)
Precious metal value not hedged	(20,095)	(11,423)

	626,869	601,338

Commitments at market:
Open inventory purchase commitments	657,483	987,926
Open inventory sales commitments	(469,035)	(590,156)
Margin sale commitments	(15,631)	(7,322)
In-transit inventory no longer subject to market risk	(9,850)	(16,707)
Unhedgeable premiums on open commitment positions	13,659	8,638
Borrowed precious metals	(67,434)	(91,866)
Product financing arrangements	(155,779)	(201,028)
Advances on industrial metals	—	287
	(46,587)	89,772

Precious metal subject to price risk	580,282	691,110

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	292,146	175,352
Precious metals futures contracts at market values	283,493	514,240
Total market value of derivative financial instruments	575,639	689,592

Net precious metals subject to commodity price risk	$4,643	$1,518

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At December 31, 2021, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

Commitments and Contingencies

Refer to Note 15 to the Company’s condensed consolidated financial statements for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2021 and June 30, 2021, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands
	December 31, 2021	June 30, 2021
Purchase commitments	$657,483	$987,926
Sales commitments	$(469,035)	$(590,156)
Margin sales commitments	$(15,631)	$(7,322)
Open forward contracts	$292,146	$175,352
Open futures contracts	$283,493	$514,240
Foreign exchange forward contracts	$10,646	$6,541

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

Income Taxes

As part of the process of preparing the Company’s condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s condensed consolidated balance sheets. (See Note 12 to the Company’s condensed consolidated financial statements for more information on the Company’s accounting for income taxes.)

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

Our business depends substantially on our ability to obtain financing for our operations. On December 21, 2021, we entered into a new committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total current revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

The Trading Credit Facility requires us to comply with customary affirmative and negative covenants, and with a variety of financial covenants, including a minimum working capital requirement; a fixed charge coverage ratio; a ratio of total recourse debt to consolidated tangible net worth; and limitations on the amount of ownership-based financings (as defined). Upon the occurrence of an event of default under the Trading Credit Facility that was not cured or waived pursuant to the terms of the Trading Credit Facility, the Trading Credit Lenders could elect to declare all amounts outstanding under the Trading Credit Facility to be due and payable immediately. Further, lenders holding at least 66.67% of the revolving commitments under the Trading Credit Facility may require us to repay all outstanding indebtedness under the Trading Credit Facility at any time, even if we are in compliance with the financial and other covenants under the Trading Credit Facility. After such demand, each lender with a revolving loan commitment may, but is not obligated to, make revolving loans until the termination date of the Trading Credit Facility.

If we are unable to access funds under the Trading Credit Facility, we may be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, including the Trading Credit Facility, upon demand or acceleration, or at maturity, or that we would be able to refinance or restructure the payments under the Trading Credit Facility. The failure of A-Mark to renew or replace the Trading Credit Facility under such circumstances would reduce the financing available to us and could limit our ability to conduct our business, including certain lending activity of our CFC subsidiary. There can be no assurance that we could procure replacement financing on commercially acceptable terms on a timely basis, or at all. We have pledged a significant portion of our assets as collateral under the Trading Credit Facility, and if we were unable to repay the amounts outstanding thereunder, the administrative agent under the Trading Credit Facility could proceed against the collateral granted to secure such indebtedness. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, including the Trading Credit Facility, upon demand or acceleration, or at maturity, or that we would be able to refinance or restructure the payments under the Trading Credit Facility. The failure of A-Mark to renew or replace the Trading Credit Facility under such circumstances would reduce the financing available to us and could limit our ability to conduct our business, including certain lending activity of our CFC subsidiary.

We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility.

Loans under our credit facility may bear interest based on SOFR, but experience with SOFR based loans is limited.

Revolving loans under the Trading Credit Facility are at our option either Based Rate Loans that bear interest at a base rate plus a prescribed margin, or SOFR Loans that bear interest at rates selected by us based on the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (SOFR) plus prescribed margins. The use of SOFR based rates is intended to replace rates based on LIBOR, and reflects the cessation of the publication of LIBOR rates previously announced by regulators in the United Kingdom and the discontinuation of the use of LIBOR in the financial markets. The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we experienced under our prior Trading Credit Facility, where interest rates were based on LIBOR. Also, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In particular, if the agent under the Trading Credit Facility determines that SOFR Rates cannot be determined or the agent or the lenders determine that SOFR based rates do not adequately reflect the cost of funding the SOFR Loans, outstanding SOFR Loans will be converted into Base Rate Loans. This could result in increased borrowing costs for the Company.

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

There can be no assurance that the recent growth in the precious metals business will continue in future periods or will not decline as the pandemic and its effects on the economy, the business environment and the responsive actions of government subside, or as the current political environment becomes less charged. Even if the effects of the COVID-19 pandemic on the domestic and world markets, or the perceived political instability, continue for an extended period of time, consumer perceptions with respect to precious coins and metals could shift, these commodities may no longer be viewed as secure investments and the demand for the Company’s products could substantially decline. We cannot predict the performance of our business and operations if and when business conditions revert to more normalized levels. A decline in our future revenues and earnings would have adverse effects on our overall results of operations and could cause our stock price to decline. Moreover, because of the nature of the current business and financial environment, particularly in regards to the precious metal industry, it is not possible to create with any acceptable measure of precision customary financial projections and forecasts for our business over the next several years. This could adversely affect our ability to engage in financial and operational planning for the future.

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

AMST depends on critical pieces of equipment which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures or business interruptions. AMST’s facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, accidents or violent weather conditions. AMST has insurance to cover certain of the risks associated with equipment damage and resulting business interruption, but there are certain events that would not be covered by insurance, and there can be no assurance that insurance will continue to be available on acceptable terms. Interruptions in AMST’s processing and production capabilities and shutdowns resulting from unanticipated events could have a material adverse effect on our business.

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

Our Logistics depository is subject to authorization by our lenders.

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

JMB and Goldline face competition from both traditional precious metal retail brokers and coin stores, as well as other specialty online precious metal and coin sites. In addition, certain general online merchandisers such as eBay also offer collectible coins and bullion for sale, and other major online retailers, with financial and marketing resources, name recognition and a customer base that are far greater than those that are available to JMB and Goldline, may in the future enter this market. Competition is based upon the demand and availability of coin and bullion product, price, delivery times, convenience and customer service. There can be no assurance that JMB and Goldline will be able to compete effectively with other retail sources and channels for precious coin and bullion, especially if the demand for these products were to contract from its current record high levels.

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

Future advances in technology may not be beneficial to, or compatible with, JMB’s or Goldline’s businesses. Furthermore, JMB and Goldline may be unsuccessful in using new technologies effectively or adapting their technology and systems to user requirements or emerging industry standards on a timely basis. Their ability to remain technologically competitive may require substantial expenditures and lead time. If JMB or Goldline is unable to adapt in a timely manner and at reasonable cost to changing market conditions or user requirements, it will cease to be competitive with other channels for the purchase of precious coins and bullion.

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

In addition, PMPP is subject to the risks that it will be unable to sell the product that it acquires at economic prices or at all, similar to the risks described above with respect to JMB’s repurchase program.

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

A primary driver of A-Mark’s profitability is volatility in commodities prices, which leads to wider bid and ask spreads. Among the factors that can impact the price of precious metals are supply and demand of precious metals; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators such as hedge funds. If commodity prices were to stagnate, there would likely be a reduction in trading activity, resulting in less demand for the services A-Mark provides, which could materially adversely affect our profitability.

The period to period changes in volatility may cause our revenues to fluctuate, as a consequence of which our results for any one period may not be indicative of the results to be expected for any future period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company has an office in Vienna, Austria that provides marketing support services for our international (including EU) customers. Although our international operations are currently modest compared to our business in the United States, our international business could grow over time. We have evaluated the new regulation and its requirements, and believe we are currently in compliance with the GDPR in all material respects. Going forward, however, the expansion of our international operations could require us to change our business practices and may increase the costs and complexity of compliance. Also, a violation by the Company of this regulation could expose us to penalties and sanctions under the regulation.

In 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), effective on January 1, 2020. This law provides California consumers with a greater level of transparency and broader rights and choices with respect to their personal information than those contained in any existing state and federal laws in the U.S. The “personal information” regulated by CCPA is broadly defined to include identification or association with a California consumer or household, including demographics, usage, transactions and inquiries, preferences, inferences drawn to create a profile about a consumer, and education information. Compliance with CCPA requires the implementation of a series of operational measures such as preparing data maps, inventory, or other records of all personal information pertaining to California residents, households and devices, as well as information sources, usage, storage, and sharing, maintaining and updating detailed disclosures in privacy policies, establishing mechanisms (including, at a minimum, a toll-free telephone number and an online channel) to respond to consumers’ data access, deletion, portability, and opt-out requests, providing a clear and conspicuous “Do Not Sell My Personal Information” link on the home page of the business’ website, etc. CCPA prohibits businesses from discriminating against consumers who have opted out of the sale of their personal information, subject to a narrow exception. Violations of CCPA will result in civil penalties up to $7,500 per violation. CCPA further allows consumers to file lawsuits against a business if a data breach has occurred and the California Attorney General does not prosecute the business.

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

We ship product to retail customers throughout the United States. In South Dakota v. Wayfair, Inc. et al ("Wayfair"), the U.S. Supreme Court ruled that states may charge tax on purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. The effect of Wayfair was to uphold economic nexus principles in determining sales and use tax nexus. As a result of the decision, most states have adopted laws that require an out-of-state retailer to register and collect sales and use or other non-income type taxes upon meeting certain economic nexus standards regardless of whether the company has physical presence in the state. Although the Company believes it is complying with these requirements, our interpretation and application of the newly enacted legislation may differ from the states, which could result in the states' attempt to impose additional tax liabilities, including potential penalties and interest. Furthermore, the requirements by state or local governments on out-of-state sellers to collect sales and use taxes could deter futures sales, which could have an adverse impact on our business.

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

Risk Factors of General Applicability

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. As of December 31, 2021, no shares had been repurchased under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Exhibit Table Item No.	Description of Exhibit
10.1 **

Credit Agreement (the “Credit Agreement”), dated December 21, 2021, among the Company, the other loan parties party thereto, CIBC Bank USA, as agent and joint lead arranger, Coöperatieve Rabobank U.A., Axos Bank, Brown Brothers Harriman, California Bank & Trust and First Foundation Bank as joint lead arrangers, and the various financial institutions party thereto as lenders. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated December 27, 2021.

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

A-MARK PRECIOUS METALS, INC.
Date:	February 8, 2022	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	February 8, 2022	By:	/s/ Kathleen Simpson-Taylor
			Name:	Kathleen Simpson-Taylor
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	February 8, 2022
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	February 8, 2022
Kathleen Simpson-Taylor	(Principal Financial Officer)