Form 10-Q
period 2022-03-31
A-Mark Precious Metals, Inc.
filed 2022-05-09
CIK 1591588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, the registrant had 11,514,010 shares of common stock outstanding, par value $0.01 per share.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Nine Months Ended March 31, 2022

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to the Condensed Consolidated Financial Statements and Notes thereof

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data)

	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash(1)	$28,549	$101,405
Receivables, net	65,636	89,000
Derivative assets	25,973	44,536
Secured loans receivable(1)	145,838	112,968
Precious metals held under financing arrangements(1)	87,450	154,742
Inventories:
Inventories(1)	564,816	256,991
Restricted inventories	199,447	201,028
	764,263	458,019
Prepaid expenses and other assets(1)	8,188	3,557
Total current assets	1,125,897	964,227
Operating lease right of use assets	6,774	5,702
Property, plant, and equipment, net	9,542	8,609
Goodwill	100,943	100,943
Intangibles, net	70,716	93,633
Long-term investments	32,511	18,467
Other long-term assets	200	—
Total assets	$1,346,583	$1,191,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$255,000	$185,000
Liabilities on borrowed metals	67,824	91,866
Product financing arrangements	199,447	201,028
Accounts payable and other payables	26,175	5,935
Deferred revenue and other advances	193,081	194,416
Derivative liabilities	24,783	7,539
Accrued liabilities(1)	21,399	18,785
Income tax payable	268	5,016
Total current liabilities	787,977	709,585
Notes payable(1)	93,859	93,249
Deferred tax liabilities	14,951	19,514
Other liabilities	6,304	5,291
Total liabilities	903,091	827,639
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of March 31, 2022 and June 30, 2021	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 11,514,010 and 11,229,657 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	116	113
Additional paid-in capital	156,997	150,420
Retained earnings	284,651	212,090
Total A-Mark Precious Metals, Inc. stockholders’ equity	441,764	362,623
Noncontrolling interests	1,728	1,319
Total stockholders’ equity	443,492	363,942
Total liabilities, noncontrolling interests and stockholders’ equity	$1,346,583	$1,191,581

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

The following table presents the assets and liabilities of this VIE, which are included in the condensed consolidated balance sheets above. The holders of the Notes have a first priority security interest in the assets as shown in the table below, which are in excess of the Notes' aggregate principal amount. Additionally, the liabilities of the VIE include intercompany balances, which are eliminated in consolidation. (See Note 15.)

	March 31, 2022	June 30, 2021
ASSETS OF THE CONSOLIDATED VIE
Cash	$2,829	$2,877
Secured loans receivable	101,646	84,817
Precious metals held under financing arrangements	—	23,976
Inventories	—	2,532
Prepaid expenses and other assets	28	23
Total assets of the consolidated variable interest entity	$104,503	$114,225
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$11,561	$20,539
Accrued liabilities	995	847
Notes payable(2)	98,859	98,249
Total liabilities of the consolidated variable interest entity	$111,415	$119,635

(1)
This is an intercompany balance, which is eliminated in consolidation and hence is not shown on the consolidated balance sheets.
(2)
$5.0 million of the Notes are held by the Company, which is eliminated in consolidation and hence is not shown on the consolidated balance sheets.

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenues	$2,109,115	$2,049,489	$6,069,450	$5,434,349
Cost of sales	2,037,032	1,981,318	5,875,435	5,311,282
Gross profit	72,083	68,171	194,015	123,067
Selling, general, and administrative expenses	(20,494)	(13,295)	(55,884)	(31,328)
Depreciation and amortization expense	(7,548)	(1,488)	(24,077)	(2,494)
Interest income	5,343	4,724	16,125	13,240
Interest expense	(5,429)	(5,335)	(16,297)	(14,665)
Earnings from equity method investments	1,608	7,410	4,317	13,898
Other income, net	493	340	1,335	904
Remeasurement gain on pre-existing equity interest	—	26,306	—	26,306
Unrealized losses on foreign exchange	(135)	(53)	(128)	(131)
Net income before provision for income taxes	45,921	86,780	119,406	128,797
Income tax expense	(8,375)	(9,847)	(23,797)	(18,944)
Net income	37,546	76,933	95,609	109,853
Net income attributable to noncontrolling interests	164	308	409	1,221
Net income attributable to the Company	$37,382	$76,625	$95,200	$108,632
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$3.27	$9.54	$8.38	$14.67
Diluted	$3.06	$8.84	$7.84	$13.61

Weighted average shares outstanding:
Basic	11,429,800	8,028,900	11,356,400	7,403,900
Diluted	12,212,900	8,668,300	12,137,600	7,980,700

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2020	7,031,500	$71	$27,289	$73,644	$101,004	$3,890	$104,894
Net income	—	—	—	23,083	23,083	623	23,706
Share-based compensation	—	—	178	—	178	—	178
Net settlement on issuance of common shares on exercise of options	35,030	—	416	—	416	—	416
Dividends declared ($1.50 per common share)	—	—	—	(10,553)	(10,553)	-	(10,553)
Balance, September 30, 2020	7,066,530	71	27,883	86,174	114,128	4,513	118,641
Net income	—	—	—	8,925	8,925	289	9,214
Share-based compensation	—	—	210	—	210	—	210
Net settlement on issuance of common shares on exercise of options	64,932	1	1,000	—	1,001	—	1,001
Dividends declared ($1.50 per common share)	—	—	—	(10,638)	(10,638)	—	(10,638)
Balance, December 31, 2020	7,131,462	72	29,093	84,461	113,626	4,802	118,428
Net income	—	—	—	76,625	76,625	308	76,933
Share-based compensation	—	—	271	—	271	—	271
Issuance of common stock sold in public offering, net of offering costs	2,875,000	29	75,315	—	75,344	—	75,344
Common stock issued for acquisition of JMB	1,047,007	10	41,598	—	41,608	—	41,608
Net settlement on issuance of common shares on exercise of options	82,764	1	1,093	—	1,094		1,094
Balance, March 31, 2021	11,136,233	$112	$147,370	$161,086	$308,568	$5,110	$313,678

Balance, June 30, 2021	11,229,657	$113	$150,420	$212,090	$362,623	$1,319	$363,942
Net income	—	—	—	26,024	26,024	100	26,124
Share-based compensation	—	—	473	—	473	—	473
Net settlement on issuance of common shares on exercise of options	60,650	—	749	—	749	—	749
Common stock issued for increase in long term investment	61,590	1	2,977	—	2,978	—	2,978
Dividends declared ($2.00 per common share)	—	—	—	(22,639)	(22,639)	—	(22,639)
Balance, September 30, 2021	11,351,897	114	154,619	215,475	370,208	1,419	371,627
Net income	—	—	—	31,794	31,794	145	31,939
Share-based compensation	—	—	582	—	582	—	582
Net settlement on issuance of common shares on exercise of options	57,732	1	639	—	640	—	640
Balance, December 31, 2021	11,409,629	115	155,840	247,269	403,224	1,564	404,788
Net income	—	—	—	37,382	37,382	164	37,546
Share-based compensation	—	—	573	—	573	—	573
Net settlement on issuance of common shares on exercise of options	104,381	1	584	—	585	—	585
Balance, March 31, 2022	11,514,010	$116	$156,997	$284,651	$441,764	$1,728	$443,492

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

Nine Months Ended March 31,	2022	2021
Cash flows from operating activities:
Net income	$95,609	$109,853
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,077	2,494
Amortization of loan cost	2,089	1,661
Deferred income taxes	(4,563)	(1,561)
Interest added to principal of secured loans	(13)	(9)
Share-based compensation	1,628	659
Write-down of digital assets	50	—
Remeasurement gain on pre-existing equity method investment	—	(26,306)
Earnings from equity method investments	(4,317)	(13,898)
Changes in assets and liabilities:
Receivables	23,364	3,507
Secured loans receivable	747	3,303
Secured loans made to affiliates	(1,989)	8,646
Derivative assets	18,563	(18,342)
Precious metals held under financing arrangements	67,292	17,589
Inventories	(306,244)	(181,933)
Prepaid expenses and other assets	(1,923)	(634)
Accounts payable and other payables	20,240	(63,694)
Deferred revenue and other advances	(1,335)	64,219
Derivative liabilities	17,244	(13,113)
Liabilities on borrowed metals	(24,042)	(58,471)
Accrued liabilities	2,569	4,258
Income tax payable	(4,748)	6,324
Net cash used in operating activities	(75,702)	(155,448)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(2,106)	(1,351)
Purchase of long-term investments	(6,750)	(6,763)
Secured loans receivable, net	(31,615)	(48,958)
Purchase of digital assets	(250)	—
Other secured loans, net	—	1,000
Incremental acquisition of pre-existing equity method investment, net of cash	—	(62,232)
Net cash used in investing activities	(40,721)	(118,304)
Cash flows from financing activities:
Product financing arrangements, net	(1,581)	175,389
Dividends paid	(22,639)	(21,191)
Borrowings and repayments under lines of credit, net	70,000	30,000
Net proceeds from the issuance of common stock	—	75,315
Debt funding issuance costs	(4,187)	(1,831)
Net settlement on issuance of common shares on exercise of options	1,974	2,511
Net cash provided by financing activities	43,567	260,193
Net decrease in cash, cash equivalents, and restricted cash	(72,856)	(13,559)
Cash, cash equivalents, and restricted cash, beginning of period	101,405	52,325
Cash, cash equivalents, and restricted cash, end of period	$28,549	$38,766
Supplemental disclosures of cash flow information:
Interest paid	$15,244	$12,655
Income taxes paid	$33,108	$18,086
Income taxes refunded	$—	$(3,887)
Non-cash investing and financing activities:
Interest added to principal of secured loans	$13	$9
Fair value of shares exchanged for increase in long term investment	$2,978	$41,608
Addition of right of use assets under operating lease obligations	$2,013	$—

See accompanying Notes to Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. DESCRIPTION OF BUSINESS

Basis of Presentation

The condensed consolidated financial statements comprise those of A-Mark Precious Metals, Inc. ("A-Mark" or the "Company"), its wholly-owned consolidated subsidiaries (including a wholly-owned variable interest entity), and its joint venture in which the Company has a controlling interest.

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the Accounting Standards Codification ("ASC 280"). (See Note 19.)

Wholesale Sales & Ancillary Services

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), and AM&ST Associates, LLC ("AMST" or the "SilverTowne Mint").

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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”.) JMB has five wholly-owned subsidiaries: Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Goldline Metal Buying Corp. (“GMBC”), Provident Metals Corp. (“PMC”), and Cybermetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP".) As the context requires, references in these Notes to “JMB” may include GPG, Silver.com, GMBC, PMC, and CyberMetals, and references to “Goldline” may include AMIP and PMPP.

JM Bullion, Inc.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites and marketplaces. JMB operates five separately branded, company-owned websites targeting specific niches within the precious metals retail market.

During the third quarter of fiscal 2022, JMB beta tested the CyberMetals online platform, where customers may purchase fractional ounces of digital gold, silver, platinum and palladium in a range of denominations. CyberMetals’ customers have the option to convert their digital holdings to fabricated precious metals products via an integrated redemption flow with JMB. These products may be designated for storage by the Company or shipped directly to the customer. The CyberMetals platform was commercially launched in April 2022.

Goldline, Inc.

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

Pro Forma Information for the Acquisition of JMB

The Company acquired the 79.5% interest in JMB that it did not previously own in March 2021. The following pro forma consolidated results of operations of the Company for the three and nine months ended March 31, 2021, assumes that the acquisition of JMB occurred on July 1, 2019.

in thousands	Three Months Ended	Nine Months Ended
	March 31, 2021	March 31, 2021
Revenue	$2,339,148	$5,974,317
Net income	$80,673	$131,717

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

AM Capital Funding, LLC (“AMCF”), a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued and administers the Notes. (See Note 15.)

CAI is a holding company that has a 50%-ownership stake in Collectible Card Partners, LLC ("CCP"). The purpose of CCP is to provide capital to fund commercial loans secured by graded sport cards and sports memorabilia.

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

Comprehensive Income

For the nine months ended March 31, 2022 and 2021, there were no items that gave rise to other comprehensive income or loss, and, as a result net income equaled comprehensive income.

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

Reclassification

In our condensed consolidated statements of income, we present depreciation and amortization expense as a separate line item. In prior fiscal years, depreciation and amortization expense was a component of the selling, general, and administrative expenses line item. In our condensed consolidated balance sheets and condensed consolidated statements of cash flows, we present (i) accounts payable and other payables and (ii) deferred revenue and other advances as a separate line items. In prior fiscal years the aggregate amounts were presented in a single line item, as accounts payable and other current liabilities.

Prior periods have been reclassified to conform to the current period presentation. These reclassifications have no impact on previously reported net income, financial position, or cash flows.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended 2021 (the “2021 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2021 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2021 Annual Report.

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

Business Combination

The Company accounts for business combinations by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests, if any, in an acquired entity is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities. Net cash paid to acquire a business is classified as investing activities on the accompanying condensed consolidated statements of cash flows.

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

AMCF, a wholly owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities. The Company has various forms of on-going involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of March 31, 2022 and June 30, 2021, are indicated on the table that follows the condensed consolidated balance sheets.

AMCF is considered a VIE because its initial equity investment may be insufficient to maintain its on-going collateral requirements without additional financial support from the Company. The securitization is primarily secured by bullion loans and precious metals, and the Company is required to continuously hedge the value of certain collateral and make future contributions as necessary. The Company is the primary beneficiary of this VIE because the Company has the right to determine the type of collateral (i.e., cash, secured loans, or precious metals), has the right to receive (and has received) the proceeds from the securitization transaction, earns on-going interest income from the secured loans (subject to collateral requirements), and has the obligation to absorb losses should AMCF's interest expense and other costs exceed its interest income. (See Note 15.)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and June 30, 2021.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of March 31, 2022 and June 30, 2021, precious metals held under financing arrangements totaled $87.5 million and $154.7 million respectively.

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

Leased Right of Use Assets

We lease warehouse space, office facilities, and equipment. Our operating leases with terms longer than twelve months are recorded at the sum of the present value of the lease's fixed minimum payments as operating lease right of use assets ("ROU assets") in the Company’s condensed consolidated balance sheets. Lease terms include all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants. Our finance leases (previously considered by the Company as capital leases prior to our adoption of ASU 2016-02, Leases (Topic 842) and subsequent related amendments (“ASC 842”) are another type of ROU asset but are classified in the Company’s condensed consolidated balance sheets as a component of property, plant, and equipment at the present value of the lease payments.

The ROU asset amounts include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives. We use our incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases, as our leases do not have readily determinable implicit discount rates. Our incremental borrowing rate is the rate of interest that we would incur to borrow on a collateralized basis over a similar term and amount in a similar economic environment

Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. The depreciable life of ROU assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. (See Note 7)

Property, Plant, and Equipment

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

Digital Assets

The Company has purchased certain digital assets (crypto currencies) that are held for investment purposes. The Company accounts for digital assets in accordance with Intangibles - Goodwill and Other Topic 350 of the ASC ("ASC 350"). Digital assets are shown in the other long-term assets line item on the condensed consolidated balance sheets. Digital assets are a type of intangible asset with indefinite useful lives, which are recorded at cost less impairment. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value, an impairment loss is recorded. If the fair market value at any point during the reporting period is higher than the carrying value the basis of the digital assets will not be adjusted to account for this increase. Gains on digital assets, if any, are recognized upon sale or disposal of the digital assets. Write downs and gains are shown in the condensed consolidated statement of income, as component of the line item other income, net.

As of March 31, 2022 and June 30, 2021, the carrying balance of the digital assets was $0.2 million and $0.0 million respectively, which is shown net of cumulative write-downs of $0.1 million and $0.0 million, respectively. As of March 31, 2022, the fair market value of such digital assets held was $0.3 million. For the three and nine months ended March 31, 2022, the Company recorded $0.1 million and $0.1 million, respectively, of write-downs on such digital assets. For the three and nine months ended March 31, 2022, the Company had no realized gains related to sale of digital assets. For the three and nine months ended March 31, 2021, the Company had no digital asset activity.

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

The Company evaluates its goodwill and other indefinite-lived intangibles for impairment in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with ASC 350. Goodwill is reviewed for impairment at a reporting unit level, which for the Company, corresponds to the Company’s reportable operating segments.

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

If, based on this qualitative assessment, management concludes that goodwill is more likely than not to be impaired, or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine the fair value of the business, and compare the calculated fair value of the reporting unit with its carrying amount, including goodwill. If through this quantitative analysis the Company determines the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not to be impaired. If the Company concludes that the fair value of the reporting unit is less than its carrying value, a goodwill impairment loss will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. (See Note 9.)

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

The methods used to estimate the fair value measurements of the Company’s reporting units and indefinite-lived intangible assets include those based on the income approach (including the discounted cash flow and relief-from-royalty methods) and those based on the market approach (primarily the guideline transaction and guideline public company methods). (See Note 9.)

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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an on-going evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments are reportable VIEs as of March 31, 2022 and June 30, 2021.

Noncontrolling interest

The Company’s condensed consolidated financial statements include entities in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in an entity in which the Company has a controlling financial interest that is not attributable, directly or indirectly, to the Company. Such noncontrolling interest is reported on the condensed consolidated balance sheets within equity, separately from the Company’s equity. On the condensed consolidated statements of income, revenues, expenses and net income or loss from the less-than-wholly owned subsidiary are reported at their consolidated amounts, including both the amounts attributable to the Company and the noncontrolling interest. Income or loss is allocated to the noncontrolling interest based on its weighted average ownership percentage for the applicable period. The condensed consolidated statements of equity include beginning balances, activity for the period and ending balances for each component of stockholders’ equity, noncontrolling interest and total equity.

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

In general, unshipped orders for which a customer advance has been received by the Company are classified as advances from customers. Orders that have been paid for and shipped, but not yet delivered to the customer are classified as deferred revenue. Both customer advances and deferred revenue are shown, in the aggregate, as deferred revenue and other advances in the condensed consolidated financial statements. See Note 11 for further details.

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

The Company enters into futures and forward contracts solely for the purpose of hedging our inventory holding risk and our liability on price protection programs, and not for speculative market purposes. The Company’s gains and losses on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the condensed consolidated statements of income. (See Note 12.)

Other Sources of Revenue [[

The Company recognizes its storage, logistics, licensing, and other services revenues in accordance with the FASB's release ASU 2014-09 Revenue From Contracts With Customers Topic 606 of the ASC and subsequent related amendments ("ASC 606"), which follows five basic steps to determine whether revenue can be recognized: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Interest Expense

The Company accounts for interest expense on the following arrangements in accordance with Interest Topic 835 of the ASC ("ASC 835"):

•
Borrowings — The Company incurs interest expense from its lines of credit, its debt obligations, and notes payable using the effective interest method. (See Note 15.) Additionally, the Company amortizes capitalized loan costs to interest expense over the period of the loan agreement.
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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of debt have been included as a component of the carrying amount of debt, with the exception of Trading Credit Facility debt issuance costs, which are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $0.5 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. Amortization of debt issuance costs included in interest expense was $2.1 million and $1.7 million for the nine months ended March 31, 2022 and 2021, respectively.

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

Other Income, Net

The Company's other income and expense is comprised of: (i) royalty income, which is recognized when earned, and (ii) digital asset impairment, which is recognized when the fair market value of the asset at any point during the reporting period is lower than its carrying value.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $3.3 million and $1.0 million for the three months ended March 31, 2022 and 2021. Advertising costs totaled $9.1 million and $2.3 million for the nine months ended March 31, 2022 and 2021. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $6.8 million and $5.3 million, respectively, for the three months ended March 31, 2022 and 2021. Shipping and handling costs incurred totaled $18.9 million and $10.3 million, respectively, for the nine months ended March 31, 2022 and 2021.

Share-Based Compensation

The Company accounts for equity awards under the provisions of the Compensation - Stock Compensation Topic 718 of the ASC ("ASC 718"), which establishes fair value-based accounting requirements for share-based compensation to employees. ASC 718 requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as expense over the service period in the Company's condensed consolidated financial statements. The expense is adjusted for actual forfeitures of unvested awards as they occur. (See Note 17.)

Income Taxes

As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s condensed consolidated balance sheets. (See Note 13 for more information on the Company’s accounting for income taxes.)

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

A reconciliation of shares used in calculating basic and diluted earnings per common share for the three and nine months ended March 31, 2022 and 2021, is presented below.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Basic weighted average shares outstanding	11,430	8,029	11,356	7,404
Effect of common stock equivalents — stock issuable under outstanding equity awards	783	639	782	577
Diluted weighted average shares outstanding	12,213	8,668	12,138	7,981

Actual common shares outstanding totaled 11,514,010 and 11,136,233 as of March 31, 2022 and March 31, 2021.

Dividends

Dividends are recorded if and when they are declared by the Board of Directors (see Note 17).

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU apply to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and the London interbank offered rate ("LIBOR"). This guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance is effective immediately; however, it is only available through December 31, 2022. The Company believes the amendments of ASU 2020-04 will not have a significant impact on the Company’s consolidated financial statements and related disclosures as the Company does not currently have any material contracts tied to LIBOR. Effective December 21, 2021, our new Trading Credit Facility is now tied to SOFR and the Company did not in have any material adverse consequences from this transition (see Note 15).

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments - Credit Loss (Topic 326), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. This update is effective for the Company on July 1, 2022 (for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years). The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2018-19, 2019-05, 2019-10, 2019-11, 2020-02, and 2022-02. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. The Company does not have a history of credit losses. The adoption of this guidance will not have a material impact on the Company’s financial statements or our internal controls over financial reporting.

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

The Company’s fixed-rate notes payable is reported at its aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying condensed consolidated balance sheets. The fair value of the notes payable is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk. The following table presents the carrying amounts and estimated fair values of the Company’s fixed-rate notes payable as of March 31, 2022 and June 30, 2021:

in thousands
	March 31, 2022		June 30, 2021
	Carrying Amount	Fair value	Carrying Amount	Fair value
Notes payable	$93,859	$96,047	$93,249	$100,724

Valuation Hierarchy

In determining the fair value of its financial instruments, the Company employs a fair value hierarchy that prioritizes the inputs for the valuation techniques used to measure fair value. ASC 820 established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and June 30, 2021, aggregated by each fair value hierarchy level:

in thousands
	March 31, 2022
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$763,155	$—	$—	$763,155
Precious metals held under financing arrangements	87,450	—	—	87,450
Derivative assets — open sale and purchase commitments, net	25,389	—	—	25,389
Derivative assets — futures contracts	138	—	—	138
Derivative assets — forward contracts	446	—	—	446
Total assets, valued at fair value	$876,578	$—	$—	$876,578
Liabilities:
Liabilities on borrowed metals	$67,824	$—	$—	$67,824
Product financing arrangements	199,447	—	—	199,447
Derivative liabilities — open sale and purchase commitments, net	2,522	—	—	2,522
Derivative liabilities — margin accounts	4,081	—	—	4,081
Derivative liabilities — futures contracts	1,260	—	—	1,260
Derivative liabilities — forward contracts	16,920	—	—	16,920
Total liabilities, valued at fair value	$292,054	$—	$—	$292,054

(1)
Commemorative coin inventory totaling $1,108 thousand is held at lower of cost or realizable value, and thus is excluded from the inventories balance shown in this table.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an on-going basis but are subject to fair value adjustments only under certain circumstances. These include (i) investments in private companies when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets, (ii) equity method investments that are remeasured to the acquisition-date fair value upon the Company obtaining a controlling interest in the investee during a step acquisition, (iii) property, plant, and equipment and definite-lived intangibles, (iv) digital assets, (v) goodwill, or (vi) indefinite-lived intangibles, all of which are written down to fair value when they are held for sale or determined to be impaired.

With the exception of digital assets, our non-recurring valuations use significant unobservable inputs and significant judgments and therefore fall under Level 3 of the fair value hierarchy. The valuation inputs include assumptions on the appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples, and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective equity method investment, asset group, or reporting unit. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable transactions and comparable public company trading values. The Company used a third-party independent valuation specialist to assist us to determine the fair value of the net assets acquired in connection with Company’s step acquisition of JMB. (Refer to Note 1 in our 2021 Annual Report.)

In regards to the Company's digital assets, the fair value is determined quarterly in accordance with ASC 820 and is based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). When the quoted prices on active exchanges decrease and indicate that it is more likely than not that our digital assets are impaired, we consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined. As of March 31, 2022, the carrying amounts and estimated fair values of the Company’s digital assets totaled $0.2 million and $0.3 million, respectively.

4. RECEIVABLES

Receivables consist of the following as of March 31, 2022 and June 30, 2021:

in thousands
	March 31, 2022	June 30, 2021
Customer trade receivables	$22,539	$12,197
Wholesale trade advances	24,156	26,959
Due from brokers	18,941	49,844
	$65,636	$89,000

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

Due from Brokers. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts. (See Note 12.)

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans as of March 31, 2022 and June 30, 2021:

in thousands
	March 31, 2022	June 30, 2021
Secured loans originated	$43,884	$36,080
Secured loans originated - with a related party	7,034	3,042
	50,918	39,122
Secured loans acquired	94,920	73,846
	$145,838	$112,968

Secured Loans - Originated: Secured loans include short-term loans, which include a combination of on-demand lines and short-term facilities. These loans are fully secured by the customers' assets, which predominantly include bullion and numismatic and semi-numismatic material, and which are typically held in safekeeping by the Company. (See Note 14 for further information regarding our secured loans made to related parties.)

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

As of March 31, 2022 and June 30, 2021, our secured loans carried weighted-average effective interest rates of 8.9% and 8.9%, respectively, and mature in periods ranging typically from on-demand to one year.

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

Class and Credit Quality of Loans

The three classes of secured loan receivables are defined by collateral type: (i) bullion, (ii) numismatic and semi-numismatic and (iii) graded sports memorabilia. The Company required LTV ratios vary with the class of loans. Typically, the Company requires a LTV ratio of approximately 75% for bullion, 65% for numismatic and semi-numismatic collateral, and 50.0% for graded sports memorabilia. The LTV ratio for loans collateralized by numismatic and semi-numismatic collateral is typically lower on a percentage basis than bullion collateralized loans because a higher value of the numismatic and semi-numismatic collateral relates to its premium value, rather than its underlying commodity value. The LTV ratio for loans collateralized by graded sports memorabilia is lower because the underlying collateral is not as liquid as bullion and numismatic and semi-numismatic collateral.

The Company's secured loans by portfolio class, which align with internal management reporting, are as follows:

in thousands
	March 31, 2022		June 30, 2021
Bullion	$108,253	74.2%	$88,332	78.2%
Numismatic and semi-numismatic	36,303	24.9%	24,636	21.8%
Graded sports memorabilia	1,282	0.9%	—	0.0%
	$145,838	100.0%	$112,968	100.0%

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

in thousands
	March 31, 2022		June 30, 2021
Loan-to-value of less than 75%	$105,072	72.0%	$96,602	85.5%
Loan-to-value of 75% or more	40,766	28.0%	16,366	14.5%
	$145,838	100.0%	$112,968	100.0%

The Company had no loans with a LTV ratio in excess of 100% as of March 31, 2022 and June 30, 2021.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default before a loan becomes non-performing. In the event a loan were to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of March 31, 2022 and June 30, 2021, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due or non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income. For the nine months ended March 31, 2022 and 2021, the Company incurred no loan impairment costs and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at March 31, 2022 and June 30, 2021:

in thousands
	March 31, 2022	June 30, 2021
Inventory held for sale	$435,343	$159,319
Repurchase arrangements with customers	105,196	75,063
Consignment arrangements with customers	1,001	1,327
Commemorative coins, held at lower of cost or net realizable value	1,108	406
Borrowed precious metals	22,168	20,876
Product financing arrangements, restricted	199,447	201,028
	$764,263	$458,019

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, and product financing arrangements. As of March 31, 2022 and June 30, 2021, the inventory held for sale totaled $435.3 million and $159.3 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of March 31, 2022 and June 30, 2021, included within inventories is $105.2 million and $75.1 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers `on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of March 31, 2022 and June 30, 2021 totaled $1.0 million and $1.3 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and totaled $1.1 million and $0.4 million as of March 31, 2022 and June 30, 2021, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $22.1 million and $20.9 million as of March 31, 2022 and June 30, 2021, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $199.4 million and $201.0 million as of March 31, 2022 and June 30, 2021, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of March 31, 2022 and June 30, 2021, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventory were $12.6 million and ($5.6) million, respectively.

Premium component of inventory

The premium component, at market value, included in the inventory as of March 31, 2022 and June 30, 2021 totaled $20.4 million and $11.0 million, respectively.

7. LEASES

As of March 31, 2022 and June 30, 2021, the balance of the operating lease right of use assets ("ROU") was $6.8 million and $5.7 million respectively. Components of operating lease expense for the three and nine months ended March 31, 2022 and 2021 were as follows:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Operating lease costs	$347	$361	$1,181	$1,060
Variable lease costs	143	67	379	217
Short term lease costs	23	21	70	73
Finance lease costs	6	5	16	16
	$519	$454	$1,646	$1,366

For the nine months ended March 31, 2022, we made cash payments of $1.4 million for operating lease obligations. These payments are included in operating cash flows. At March 31, 2022, the weighted-average remaining lease term under our capitalized operating leases was 5.6 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of March 31, 2022:

Years ending June 30,	Operating Leases
2022 (3 months remaining)	380
2023	1,646
2024	1,692
2025	1,669
2026	1,244
Thereafter	2,102
Total lease payments	8,733
Imputed interest	(1,159)
	$7,574	(1)
Operating lease liability - current	$1,270	(2)
Operating lease liability - long-term	6,304	(3)
	$7,574	(1)

(1)
Represents the present value of the capitalized operating lease liabilities as of March 31, 2022.
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

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at March 31, 2022 and June 30, 2021:

in thousands
	March 31, 2022	June 30, 2021
Office furniture, and fixtures	$2,177	$2,373
Computer equipment	1,222	1,069
Computer software	6,267	5,387
Plant equipment	6,135	5,535
Building	509	505
Leasehold improvements	3,012	3,009
Total depreciable assets	19,322	17,878
Less: Accumulated depreciation and amortization	(11,461)	(10,714)
Property and equipment not placed in service	1,645	1,409
Land	36	36
Property, plant, and equipment, net	$9,542	$8,609

Property, plant and equipment depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.3 million respectively. Property, plant and equipment depreciation and amortization expense for the nine months ended March 31, 2022 and 2021 was $1.2 million and $1.0 million, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

9. GOODWILL AND INTANGIBLE ASSETS

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

Carrying Value

The carrying value of goodwill and other purchased intangibles as of March 31, 2022 and June 30, 2021 is as described below:

dollar amounts in thousands
			March 31, 2022				June 30, 2021
	Estimated Useful Lives (Years)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	3.1	$53,498	$(36,736)	$—	$16,762	$53,498	$(15,832)	$—	$37,666
Developed technology	4	3.0	10,500	(2,710)	—	7,790	10,500	(741)	—	9,759
Non-compete and other	3 - 5	0.0	2,300	(2,300)	—	—	2,300	(2,256)	—	44
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			66,593	(42,041)	—	24,552	66,593	(19,124)	—	47,469
Trade names and trademarks	Indefinite	Indefinite	47,454	—	(1,290)	46,164	47,454	—	(1,290)	46,164
Identifiable intangible assets			$114,047	$(42,041)	$(1,290)	70,716	$114,047	$(19,124)	$(1,290)	$93,633

Goodwill	Indefinite	Indefinite	$102,307	$—	$(1,364)	$100,943	$102,307	$—	$(1,364)	$100,943

The Company's intangible assets are subject to amortization except for trade names and trademarks, which have an indefinite life. Existing customer relationships intangible assets are amortized in a manner reflecting the pattern in which the economic benefits of the assets are consumed. All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended March 31, 2022 and 2021 was $7.2 million and $1.1 million, respectively. Amortization expense related to the Company's intangible assets for the nine months ended March 31, 2022 and 2021 was $22.9 million and $1.5 million, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

Impairment

The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to Goldline. No further impairment of goodwill or indefinite-lived intangible assets has occurred since fiscal 2018.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2022 (3 months remaining)	2,752
2023	9,893
2024	7,382
2025	4,240
2026	47
Thereafter	238
$24,552

10. LONG-TERM INVESTMENTS

As of March 31, 2022, the Company had five investments in privately-held entities. The Company has determined that it is appropriate to account for four of these investments under the equity method of accounting, and the remaining investment under the cost-basis method of accounting.

The following table shows the carrying value and ownership percentage of the Company's investment in each entity:

	March 31, 2022		June 30, 2021
Investee (1)(2)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
Company A	$4,579	7.4%	$3,795	7.4%
Company C (3)	13,220	49.0%	1,940	10.0%
Company D	12,477	44.9%	10,499	44.9%
Company E	233	33.3%	233	33.3%
Company F	2,002	50.0%	2,000	50.0%
	$32,511		$18,467

(1)
JMB was previously reported as Company B. In March 2021, we acquired the remaining ownership interest in JMB that we did not previously own and consequently consolidated JMB as a wholly-owned subsidiary.
(2)
All of the Company's investees are accounted for using the equity method, with the exception of Company E, which is accounted for using the cost method.
(3)
On August 27, 2021, the Company increased its ownership interest in Company C from 10% to 49%, for a purchase price of $9.75 million, consisting of $6.75 million in cash and 61,590 shares of the Company’s common stock. The Company acquired its initial minority investment in January 2019.

The Company considers all of our equity method investees to be related parties. See Note 14 for a summary of the Company's aggregate balances and activity with these related party entities. Company E is a cost method investment, which is not a related party.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

in thousands
	March 31, 2022	June 30, 2021
Trade payables to customers	$21,827	$1,561
Other accounts payable	4,348	4,374
Trade payables and other payables	$26,175	$5,935

Deferred revenue	$30,974	$20,508
Advances from customers	162,107	173,908
Deferred revenue and advances from customers	$193,081	$194,416

12. DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS

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

The Company enters into derivative transactions solely for the purpose of hedging its inventory subject to price risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, whereby the gains or losses would be deferred and included as a component of other comprehensive income. Instead, gains or losses resulting from the Company's futures and forward contracts and open sale and purchase commitments are reported in the condensed consolidated statements of income as unrealized gains or losses on commodity contracts (a component of cost of sales) with the related unrealized amounts due from or to counterparties reflected as derivative assets or liabilities on the condensed consolidated balance sheets.

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

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of March 31, 2022 and June 30, 2021.

in thousands
	March 31, 2022				June 30, 2021
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$41,283	$(15,894)	$—	$25,389	$56,923	$(18,583)	$—	$38,340
Future contracts	138	—	—	138	4,510	—	—	4,510
Forward contracts	446	—	—	446	1,686	—	—	1,686
	$41,867	$(15,894)	$—	$25,973	$63,119	$(18,583)	$—	$44,536
Nettable derivative liabilities:
Open sale and purchase commitments	$3,597	$(1,075)	$—	$2,522	$1,410	$(1,167)	$—	$243
Margin accounts	12,639	—	(8,558)	4,081	7,322	—	(4,516)	2,806
Future contracts	1,260	—	—	1,260	465	—	—	465
Forward contracts	16,920	—	—	16,920	4,025	—	—	4,025
	$34,416	$(1,075)	$(8,558)	$24,783	$13,222	$(1,167)	$(4,516)	$7,539

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

Below is a summary of the net gains (losses) on derivative instruments for the three and nine months ended March 31, 2022 and 2021.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open future commodity and forward contracts and open sale and purchase commitments, net	$23,411	$42,390	$(34,694)	$28,115
Realized (losses) gains on future commodity contracts, net	(16,457)	(38,271)	26,355	(145,693)
	$6,954	$4,119	$(8,339)	$(117,578)

The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in the fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the condensed consolidated statements of income.

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of March 31, 2022 and June 30, 2021.

in thousands
	March 31, 2022	June 30, 2021
Inventories	$764,263	$458,019
Precious metals held under financing arrangements	87,450	154,742
	851,713	612,761
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(1,108)	(406)
Premium on metals position	(20,353)	(11,017)
Precious metal value not hedged	(21,461)	(11,423)

	830,252	601,338

Commitments at market:
Open inventory purchase commitments	950,825	987,926
Open inventory sales commitments	(861,977)	(590,156)
Margin sale commitments	(12,639)	(7,322)
In-transit inventory no longer subject to market risk	(23,965)	(16,707)
Unhedgeable premiums on open commitment positions	9,073	8,638
Borrowed precious metals	(67,824)	(91,866)
Product financing arrangements	(199,447)	(201,028)
Advances on industrial metals	55	287
	(205,899)	89,772

Precious metal subject to price risk	624,353	691,110

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	299,310	175,352
Precious metals futures contracts at market values	323,211	514,240
Total market value of derivative financial instruments	622,521	689,592

Net precious metals subject to commodity price risk	$1,832	$1,518

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of March 31, 2022 and June 30, 2021, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	March 31, 2022	June 30, 2021
Purchase commitments	$950,825	$987,926
Sales commitments	$(861,977)	$(590,156)
Margin sales commitments	$(12,639)	$(7,322)
Open forward contracts	$299,310	$175,352
Open futures contracts	$323,211	$514,240

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At March 31, 2022, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Foreign Currency Exchange Rate Management

The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week.

Unrealized losses on foreign exchange derivative instruments related to open trades are shown on the face of the condensed consolidated statements of income and totaled $0.14 million and $0.05 million for the three months ended March 31, 2022 and 2021, respectively, and $0.13 million and $0.13 million for the nine months ended March 31, 2022 and 2021, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands
	March 31, 2022	June 30, 2021
Foreign exchange forward contracts	$17,042	$6,541
Open sale and purchase commitment transactions, net	$16,083	$4,311

13. INCOME TAXES

Net income from operations before provision for income taxes for the three and nine months ended March 31, 2022 and 2021 is shown below:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
U.S.	$45,919	$86,774	$119,380	$128,779
Foreign	2	6	26	18
	$45,921	$86,780	$119,406	$128,797

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate for the three and nine months ended March 31, 2022 and 2021 are shown below:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Federal	$7,579	$9,643	$21,066	$17,836
State and local	790	199	2,714	1,041
Foreign	6	5	17	67
Income tax expense	$8,375	$9,847	$23,797	$18,944

Effective tax rate	18.2%	11.3%	19.9%	14.7%

Our effective tax rate was approximately 18.2% and 11.3% for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate was approximately 19.9% and 14.7% for the nine months ended March 31, 2022 and 2021, respectively. For the three and nine months ended March 31, 2022, our effective tax rate differs from the federal statutory rate primarily due to the excess tax benefit from share based compensation, the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures. For the three and nine months ended March 31, 2021, our effective tax rate differs from the federal statutory rate primarily due to the exclusion of the fair value remeasurement gain of our pre-existing equity investment in JMB, a one-time benefit from the reversal of the previously established deferred tax liability related to our equity investment in JMB, an exclusion of the fiscal 2021 pre-acquisition period JMB equity earnings, the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

Tax Balances and Activity

Income Taxes Receivable and Payable

As of March 31, 2022 and June 30, 2021, income tax payable totaled $0.3 million and $5.0 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2022 and June 30, 2021, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of March 31, 2022, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $1.2 million and a federal deferred tax liability of $13.8 million. As of June 30, 2021, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $1.7 million primarily comprised of net operating loss carryforwards and a federal deferred tax liability of $17.8 million. The change in the balance of the deferred tax liability is primarily due to amortization of the carrying balance of our acquired intangible assets from JMB.

Net Operating Loss Carryforwards

As of March 31, 2022 and June 30, 2021, the Company has approximately $12.2 million and $12.2 million of state net operating loss carryforwards, respectively. The Company's combined state tax-effected net operating loss carryforwards totaled $0.9 million and $0.9 million, as of March 31, 2022 and June 30, 2021, respectively. These state net operating loss carryforwards start to expire in the year ending June 30, 2030.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its condensed consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. For the nine months ended March 31, 2022, there was no material movement in unrecognized tax benefits including interest and penalties.

Tax Examinations

During the quarter, the Internal Revenue Service completed the examination of JMB’s 2018 income tax year and made no changes to the reported tax.

14. RELATED PARTY TRANSACTIONS

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
2)
Silver Towne, L.P. Through March 31, 2021, Silver Towne L.P. was a noncontrolling owner of AMST, and all subsequent transactions with it are considered to be activity with an unrelated third-party.
3)
Equity method investees. As of March 31, 2022, the Company has 4 investments in privately-held entities, each of which has been determined to be an equity method investee and a related party.

Our related party transactions include (i) sales and purchases of precious metals (ii) financing activities (iii) repurchase arrangements, and (iv) hedging transactions. Below is a summary of our related party transactions. The amounts presented for each period were based on each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

As of March 31, 2022 and June 30, 2021, the Company had related party receivables and payables balances as set forth below:

in thousands
	March 31, 2022				June 30, 2021
	Receivables		Payables		Receivables		Payables
Stack's Bowers Galleries	$—		$6,085	(1)	$3,576	(1)	$—
Equity method investees	2,372	(2)	1,530		10,693	(2)	84
	$2,372		$7,615		$14,269		$84

(1)
Balance includes secured loan receivables and trade and other payables, net.
(2)
Balance primarily represents receivables, net (shown as components of receivables and derivative assets).

Long-term Investments

As of March 31, 2022 and June 30, 2021, the aggregate carrying balance of the equity method investments was $32.3 million and $18.2 million respectively. (See Note 10.)

Secured Loans Receivable

On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. The initial term of the loan was 180 days and has been extended for additional 180 day periods by mutual agreement. As of March 31, 2022 and June 30, 2021, the outstanding principal balance of this loan was $5.0 million and $3.0 million, respectively.

On March 4, 2022, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit based on the collateral value of Stack's Bowers Galleries' secured customers' notes. The loan bears interest at a competitive rate per annum, with a maximum borrowing line of $3.0 million. The initial term of the loan is 180 days may be extended for additional 180 periods by mutual agreement. As of March 31, 2022, the outstanding principal balance of this loan was $ 2.0 million.

Activity with Related Parties

Sales and Purchases

During the three and nine months ended March 31, 2022 and 2021, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended						Nine Months Ended
	March 31, 2022		March 31, 2021				March 31, 2022		March 31, 2021
	Sales	Purchases	Sales		Purchases		Sales	Purchases	Sales		Purchases
Stack's Bowers Galleries	$55,519	$12,569	$17,127		$11,731		$69,170	$41,879	$53,958		$48,066
Equity method investees	244,147	8,170	591,740	(1)	4,829	(1)	531,130	30,438	1,463,857	(1)	12,701	(1)
SilverTowne L.P.	—	—	5,858		—		—	—	12,695		4,769
	$299,666	$20,739	$614,725		$16,560		$600,300	$72,317	$1,530,510		$65,536

(1)
Includes sales and purchases activity with JMB, which the Company fully acquired in March 2021.

Interest Income

During the three and nine months ended March 31, 2022 and 2021, the Company earned interest income related to loans made to Stack's Bowers and from financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Interest income from secured loans receivables	$44	$44	$143	$197
Interest income from finance products and repurchase arrangements	1,576	2,173	5,537	5,980
	$1,620	$2,217	$5,680	$6,177

Equity method investments — Earnings

During the three months ended March 31, 2022 and 2021, the Company's proportional share of our equity method investee's net income totaled $1.6 million and $7.4 million, respectively. During the nine months ended March 31, 2022 and 2021, the Company's proportional share of our equity method investee's net income totaled $4.3 million and $13.9 million, respectively. As a result of our acquisition of JMB in March 2021, the Company no longer accounts for the subsidiary’s earnings under the equity method. For the nine months ended March 31, 2022, the Company accounted for JMB’s earnings as a wholly owned subsidiary in the Company’s consolidated results.

Other Income

During the three months ended March 31, 2022 and 2021, the Company earned royalty income related to one of CFC's secured lending agreements with Stack's Bowers that totaled $0.5 million and $0.3 million, respectively. During the nine months ended March 31, 2022 and 2021, the Company earned royalty income related to one of CFC's secured lending agreements with Stack's Bowers that totaled $1.4 million and $0.9 million, respectively.

15. FINANCING AGREEMENTS

Lines of Credit

On December 21, 2021, the Company entered into a new three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total current revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and subsidiary guarantees, except for AMCF. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of March 31, 2022, the interest rate was approximately 2.7%. The daily SOFR rate was approximately 0.29% as of March 31, 2022

Also on December 21, 2021, in connection with entry into the Trading Credit Facility, all amounts outstanding under the Company’s uncommitted demand borrowing facility with a syndicate of banks (the "Prior Credit Facility”) were paid in full, and the Prior Trading Credit Facility was terminated. The amounts set forth in this Note 15 and in Note 14 to our condensed consolidated financial statements for all periods prior to December 21, 2021 refer to the Prior Credit Facility.

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

Borrowings totaled $255.0 million and $185.0 million at March 31, 2022 and June 30, 2021, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $95.0 million and $65.4 million as determined on March 31, 2022 and June 30, 2021, respectively. As of March 31, 2022 and June 30, 2021, the remaining unamortized balance of loan costs was approximately $3.6 million and $0.9 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of March 31, 2022.

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

Interest expense related to the Company’s lines of credit totaled $1.9 million and $2.0 million, which represents 34.7% and 38.2% of the total interest expense recognized, for the three months ended March 31, 2022 and 2021, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.18% and 3.82%, respectively, for the three months ended March 31, 2022 and 2021.

Interest expense related to the Company’s lines of credit totaled $6.2 million and $5.6 million, which represents 37.9% and 38.2% of the total interest expense recognized, for the nine months ended March 31, 2022 and 2021, respectively. Our lines of credit carried a daily weighted average effective interest rate of 3.42% and 3.66%, respectively, for the nine months ended March 31, 2022 and 2021.

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

As of March 31, 2022, the consolidated carrying balance of the Notes was $93.9 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $1.1 million. As of March 31, 2022, the balance of the interest payable was $0.2 million. Interest on the Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the three months ended March 31, 2022 and 2021, the interest expense related to the Notes (including loan amortization costs) totaled $1.5 million and $1.4 million, which represents 26.7% and 26.7% of the total interest expense recognized by the Company, respectively. For the three months ended March 31, 2022 and 2021, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

For the nine months ended March 31, 2022 and 2021, the interest expense related to the Notes (including loan amortization costs) totaled $4.3 million and $4.3 million, which represents 26.6% and 29.1% of the total interest expense recognized by the Company, respectively. For the nine months ended March 31, 2022 and 2021, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed precious metals with market values totaling $67.8 million as of March 31, 2022, with corresponding metals totaling $45.7 million and $22.1 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated March 31, 2022 balance sheet. The Company recorded liabilities on borrowed metals with market values totaling $91.9 million as of June 30, 2021 with corresponding metals totaling $71.0 million and $20.9 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated June 30, 2021 balance sheet.

For the three months ended March 31, 2022 and 2021, the interest expense related to liabilities on borrowed metals totaled $0.4 million and $0.3 million, which represents 6.4% and 6.2% of the total interest expense recognized by the Company, respectively. For the nine months ended March 31, 2022 and 2021, the interest expense related to liabilities on borrowed metals totaled $0.9 million and $1.2 million, which represents 5.8% and 8.5% of the total interest expense recognized by the Company, respectively.

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

Liabilities on borrowed metals — Other

Liabilities may also arise from: (i) unallocated metal positions held by customers in the Company’s inventory, (ii) amounts due to suppliers for the use of their consigned inventory, and (iii) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represent an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals, or in cash.

Product Financing Arrangements

The Company has agreements with third party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $199.4 million and $201.0 million as of March 31, 2022 and June 30, 2021, respectively.

For the three months ended March 31, 2022 and 2021, the interest expense related to product financing arrangements totaled $1.1 million and $1.1 million, which represents 20.8% and 20.7% of the total interest expense recognized by the Company, respectively. For the nine months ended March 31, 2022 and 2021, the interest expense related to product financing arrangements totaled $3.1 million and $2.5 million, which represents 19.3% and 16.7% of the total interest expense recognized by the Company, respectively.

16. COMMITMENTS AND CONTINGENCIES

Refer to Note 7 for information relating to minimum rental payments under operating and finance leases. Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2021 Annual Report for information relating to consulting and employment contracts, and other commitments. The Company is not aware of any material changes to commitments as summarized in the 2021 Annual Report.

Legal Matters

The Company is from time to time party to various lawsuits, claims and other proceedings, that arise in the ordinary course of its business. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due.

In accordance with U.S. GAAP, we review the need to accrue for any loss contingency and establish a liability when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. We do not believe that the resolution of any currently pending lawsuits, claims and proceedings, either individually or in the aggregate, will have a material adverse effect on financial position, results of operations or liquidity. However, the outcomes of any currently pending lawsuits, claims and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

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

17. STOCKHOLDERS’ EQUITY

Shelf Registration Statement

On September 25, 2020, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on March 4, 2021, on which the Company registered for sale up to $150.0 million of any combination of its debt securities, shares of common stock, shares of preferred stock, rights, warrants, units and/or purchase contracts from time to time and at prices and on terms that the Company may determine. After a public offering in March 2021, approximately $69.5 million of securities remain available for issuance under this shelf registration statement. Securities may be offered or sold under this registration statement until March 2024.

Issuance of Common Stock in Connection with Increase in Long Term Investments

On August 27, 2021, the Company issued 61,590 shares of its common stock as partial consideration for its acquisition of an additional ownership interest in an equity method investment. (See Note 10).

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorizes the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, and other factors. As of March 31, 2022, no shares had been repurchased under the program.

Dividends

On August 30, 2021, the Company's Board of Directors declared a non-recurring special dividend of $2.00 per common share to stockholders of record at the close of business on September 20, 2021. The dividend was paid on September 24, 2021 and totaled $22.6 million.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved by the Company's stockholders on November 2, 2017. As of March 31, 2022, 935,520 stock options and 19,370 restricted stock units were outstanding and 314,877 shares were available for issuance of new awards under the 2014 Plan.

Under the 2014 Plan, the Company may grant options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of the Company's stock. Awards under the 2014 Plan may be granted in the form of incentive or non-qualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), dividend equivalent rights, other stock-based awards (which may include outright grants of shares) and cash incentive awards. The 2014 Plan also authorizes grants of awards with performance-based conditions and market-based conditions. The 2014 Plan is administered by the Compensation Committee of the Board of Directors, which, in its discretion, may select officers and other employees, directors (including non-employee directors) and consultants to the Company and its subsidiaries to receive grants of awards. The Board of Directors itself may perform any of the functions of the Compensation Committee under the 2014 Plan.

Under the 2014 Plan, the exercise price of options and base price of SARs, as set by the Compensation Committee, generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is 10 years . The 2014 Plan limits the number of share-denominated awards that may be granted to any one eligible person in any fiscal year to 250,000 shares plus the participant's unused annual limit at the close of the previous year. Also, in the case of non-employee directors, the 2014 Plan limits the maximum grant-date fair value at $300,000 of stock-denominated awards granted to a director in a given fiscal year, except for a non-employee Chairman of the Board whose grant-date fair value maximum is $600,000 per fiscal year. The 2014 Plan will terminate when no shares remain available for issuance and no awards remain outstanding; however, the authority to grant new awards will terminate on November 2, 2027.

As of March 31, 2022 there were no awards with performance conditions nor awards with market conditions.

Options Granted Under Other Plans

Upon the spinoff of A-Mark from SGI in March 2014, A-Mark assumed certain outstanding SGI stock options and converted them to become option to purchase A-Mark common stock. At March 31, 2022, 31,548 of the assumed awards and converted stock options remained outstanding and exercisable, with no shares available under the former SGI plans for future awards.

Stock Options

During the three months ended March 31, 2022 and 2021, the Company incurred $0.3 million and $0.3 million of compensation expense related to stock options, respectively. During the nine months ended March 31, 2022 and 2021, the Company incurred $1.0 million and $0.7 million of compensation expense related to stock options, respectively. As of March 31, 2022, there was total remaining compensation expense of $2.2 million related to employee stock options, which will be recorded over a weighted average vesting period of approximately 1.6 years.

A required adjustment to outstanding stock options was triggered as a result of the non-recurring special dividend declared on August 30, 2021. In accordance with the terms of the Company’s equity award plans under which the options were issued, an adjustment was required to protect the holders of such stock options from decreases in the value of the stock options due to payment of the non-recurring special dividends. This event decreased the exercise price of outstanding stock options by $2.00 per dividend, effective as of the record date (September 20, 2021). The fair value of the options before and after this event was unchanged, and therefore no incremental stock-based compensation was recorded.

The following table summarizes the stock option activity for the nine months ended March 31, 2022.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2021	1,159,028	$16.01	$35,343	$6.88
Exercises	(223,508)	$9.05
Outstanding at March 31, 2022	935,520	$15.25	$58,084	$6.99
Exercisable at March 31, 2022	527,198	$13.20	$33,814	$5.61

Following is a summary of the status of stock options outstanding as of March 31, 2022.

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$10.00	438,597	6.87	$5.70	214,276	5.99	$6.31
$10.01	$15.00	110,923	4.76	$13.69	102,589	4.55	$13.96
$15.01	$25.00	231,667	4.42	$19.68	205,000	3.90	$19.55
$25.01	$60.00	154,333	8.94	$36.88	5,333	8.73	$31.55
		935,520	6.35	$15.25	527,198	4.92	$13.20

The following table summarizes the nonvested stock option activity for the nine months ended March 31, 2022.

	Options	Weighted Average Grant Date Fair Value Per Award
Nonvested Outstanding at June 30, 2021	466,377	$8.52
Vested	(58,055)	$6.79
Nonvested Outstanding at March 31, 2022	408,322	$8.77

Restricted Stock Units

RSUs granted by the Company are not transferable and automatically convert to shares of common stock on a one-for-one basis as the awards vest or at a specified date after vesting.

During the three months ended March 31, 2022 and 2021, the Company incurred $0.2 million and $0 of compensation expense related to RSUs, respectively. During the nine months ended March 31, 2022 and 2021, the Company incurred $0.6 million and $0 of compensation expense related to RSUs, respectively. As of March 31, 2022, there is $0.2 million remaining compensation expense related to RSUs, which will be recorded over a weighted average vesting period of approximately 0.6 years. RSUs granted to a non-US citizen are referred to as "deferred stock units".

The following table summarizes the RSU activity for the nine months ended March 31, 2022:

	Awards Outstanding		Weighted Average Fair Value per Unit at Grant Date
Outstanding at June 30, 2021	12,721		$37.72
Shares granted	6,649	(1)	$72.15
Outstanding at March 31, 2022	19,370		$49.54

Vested but subject to deferred settlement at March 31, 2022	—		$—

(1)
A required adjustment to certain outstanding RSUs was triggered as a result of the non-recurring special dividend declared on August 30, 2021. In accordance with the terms of the Company’s RSU agreements under which the RSUs were issued, the holders of the RSUs were entitled to credits equivalent to dividends that would have been paid had the RSUs had been outstanding shares as of the applicable record date. In the case of RSUs with terms not permitting crediting of dividend equivalents in cash, this event resulted in crediting of additional RSUs, increasing the number of RSUs by 55.848 RSUs as of the record date (September 20, 2021).

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

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentration

No single customer provided 10 percent or more of the Company's revenues for three and nine months ended March 31, 2022.

Customers providing 10 percent or more of the Company's accounts receivable as of March 31, 2022 are presented on a comparative basis (to June 30, 2021) in the table below.

in thousands
	March 31, 2022		June 30, 2021
	Amount	Percent	Amount	Percent
Total accounts receivable	$65,636	100.0%	$89,000	100.0%
Customer concentrations
Morgan Stanley	$9,190	14.0%	$—	0.0%

No single customer provided 10 percent or more of the Company's secured loan receivable balances as of March 31, 2022.

Supplier Concentration

The Company buys precious metals from a variety of sources, including through brokers and dealers, from sovereign and private mints, from refiners and directly from customers. The Company believes that no one supplier or small group of suppliers is critical to its business, since other sources of supply are available that provide similar products on comparable terms.

19. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company evaluates segment reporting in accordance with Segment Reporting Topic 280 of the ASC, each reporting period, including evaluating the organizational structure and the reporting package that is reviewed by the chief operating decision makers. The Company's operations are organized under three business segments (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. The Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments. (See Note 1 for a description of the types of products and services from which each reportable segment derives its revenues.)

Revenue

in thousands
	Three Months Ended				Nine Months Ended
	March 31, 2022		March 31, 2021		March 31, 2022		March 31, 2021
Revenue by segment(1)
Wholesale Sales & Ancillary Services	$1,966,897		$2,017,120		$5,732,207		$5,347,951
Eliminations of inter-segment sales	(447,857)		(93,857)		(1,306,411)		(133,491)
Wholesale Sales & Ancillary Services, net of eliminations (2)	1,519,040		1,923,263		4,425,796		5,214,460
Direct-to-Consumer	590,075	(a)	126,226	(b)	1,643,654	(c)	219,889	(d)
	$2,109,115		$2,049,489		$6,069,450		$5,434,349

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $0.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $0.9 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Includes $2.0 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)
Includes $7.8 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenue by geographic region(1)
United States	$1,256,092	$1,320,129	$3,631,974	$3,407,484
Europe	495,293	285,843	1,542,293	1,067,325
North America, excluding United States	342,392	394,562	850,681	867,437
Asia Pacific	9,592	17,514	34,586	43,649
Africa	—	—	17	—
Australia	5,746	31,441	9,899	48,454
	$2,109,115	$2,049,489	$6,069,450	$5,434,349

(1)
Presentation of amounts realigned based on current accounting policy that defines geographic area based on the delivery or settlement location. The presentation change had no impact on the segments' operations or the Company's condensed consolidated results.

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$32,002	$51,529	$85,474	$95,327
Eliminations and adjustments	(1,463)	34	(445)	103
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	30,539	51,563	85,029	95,430
Direct-to-Consumer, net of eliminations	41,544	16,608	108,986	27,637
	$72,083	$68,171	$194,015	$123,067
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	1.627%	2.555%	1.491%	1.782%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	2.010%	2.681%	1.921%	1.830%
Direct-to-Consumer	7.040%	13.157%	6.631%	12.569%
Weighted average gross margin percentage	3.418%	3.326%	3.197%	2.265%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Operating income (expense) by segment
Wholesale Sales & Ancillary Services	$(9,963)	$22,916	$(24,485)	$14,176
Eliminations	(60)	(45)	(191)	(114)
Wholesale Sales & Ancillary Services, net of eliminations	$(10,023)	$22,871	$(24,676)	$14,062

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general and administrative expenses	$(11,203)	$(9,859)	$(28,748)	$(23,727)
Depreciation and amortization expense	(214)	(213)	(673)	(637)
Interest income	2,300	2,554	7,952	7,490
Interest expense	(2,379)	(3,274)	(7,396)	(9,137)
Earnings from equity method investments	1,608	7,410	4,317	13,898
Remeasurement gain on pre-existing equity interest	—	26,306	—	26,306
Unrealized losses on foreign exchange	(135)	(53)	(128)	(131)
	$(10,023)	$22,871	$(24,676)	$14,062
Direct-to-Consumer
Selling, general and administrative expenses	$(8,913)	$(2,644)	$(25,906)	$(5,982)
Depreciation and amortization expense	(7,245)	(1,187)	(23,140)	(1,593)
Interest expense	(703)	(45)	(2,062)	(45)
Other expense, net	(50)	—	(50)	—
	$(16,911)	$(3,876)	$(51,158)	$(7,620)
Secured Lending
Selling, general and administrative expenses	$(379)	$(792)	$(1,230)	$(1,619)
Depreciation and amortization expense	(88)	(88)	(264)	(264)
Interest income	3,043	2,170	8,173	5,750
Interest expense	(2,347)	(2,016)	(6,839)	(5,483)
Other income, net	543	340	1,385	904
	$772	$(386)	$1,225	$(712)

Net income before provision for income taxes

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$20,516	$74,434	$60,353	$109,492
Direct-to-Consumer	24,633	12,732	57,828	20,017
Secured Lending	772	(386)	1,225	(712)
	$45,921	$86,780	$119,406	$128,797

Advertising expense

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(190)	$(74)	$(433)	$(217)
Direct-to-Consumer	(3,077)	(821)	(8,493)	(1,932)
Secured Lending	(52)	(63)	(154)	(131)
	$(3,319)	$(958)	$(9,080)	$(2,280)

Precious metals held under financing arrangements

in thousands
	March 31, 2022	June 30, 2021
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$87,450	$130,766
Secured Lending	—	23,976
	$87,450	$154,742

Inventories

in thousands
	March 31, 2022	June 30, 2021
Inventories by segment
Wholesale Sales & Ancillary Services	$623,188	$402,418
Direct-to-Consumer	141,075	53,069
Secured Lending	—	2,532
	$764,263	$458,019

in thousands
	March 31, 2022	June 30, 2021
Inventories by geographic region
United States	$706,249	$431,732
North America, excluding United States	35,329	16,633
Europe	22,098	9,451
Asia	405	203
Australia	182	—
	$764,263	$458,019

Total Assets

in thousands
	March 31, 2022	June 30, 2021
Assets by segment
Wholesale Sales & Ancillary Services	$968,591	$874,152
Eliminations	(143,462)	(163,850)
Wholesale Sales & Ancillary Services, net of eliminations	825,129	710,302
Direct-to-Consumer	368,768	335,829
Secured Lending	152,686	145,450
	$1,346,583	$1,191,581

in thousands
	March 31, 2022	June 30, 2021
Assets by geographic region
United States	$1,285,377	$1,162,195
North America, excluding United States	35,329	16,633
Europe	25,290	12,550
Asia	405	203
Australia	182	—
	$1,346,583	$1,191,581

Long-term Assets

in thousands
	March 31, 2022	June 30, 2021
Long-term assets by segment
Wholesale Sales & Ancillary Services	$49,946	$36,174
Direct-to-Consumer	168,031	188,208
Secured Lending	2,710	2,972
	$220,687	$227,354

in thousands
	March 31, 2022	June 30, 2021
Long-term assets by geographic region
United States	$220,685	$227,352
Europe	2	2
	$220,687	$227,354

Capital Expenditures for Property, Plant, and Equipment

in thousands
	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Capital expenditures on property, plant, and equipment by segment
Wholesale Sales & Ancillary Services	$183	$411	$812	$1,335
Direct-to-Consumer	296	3	1,294	12
Secured Lending	—	—	—	4
	$479	$414	$2,106	$1,351

Goodwill and Intangible Assets

in thousands
	March 31, 2022	June 30, 2021
Goodwill by segment
Wholesale Sales & Ancillary Services	$8,881	$8,881
Direct-to-Consumer(1)	92,062	92,062
	$100,943	$100,943

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	March 31, 2022	June 30, 2021
Intangibles by segment
Wholesale Sales & Ancillary Services	$2,774	$2,831
Direct-to-Consumer(1)	67,942	90,802
	$70,716	$93,633

(1)
Direct-to-Consumer segment’s intangibles balance is net of $1.3 million accumulated impairment losses.

20. SUBSEQUENT EVENTS

Stock Split in the Form of a Dividend

On April 28, 2022, the Company’s Board of Directors declared a two-for-one split of A-Mark’s common stock in the form of a stock dividend. Each stockholder of record at the close of business on May 23, 2022 will receive a dividend of one additional share of common stock for every share held on the record date, to be distributed after the close of trading on June 6, 2022.

Increased Investment In Silver Gold Bull, Inc.

On April 28, 2022, the Company entered into an agreement to increase its ownership interest in Silver Gold Bull, Inc. ("Silver Gold Bull") from 7.4% to 47.4% for a purchase price of approximately $44.0 million, consisting of $34.0 million in cash and 126,964 shares of the Company’s common stock (without giving effect to the stock dividend referred to in the preceding paragraph.) A-Mark had acquired its initial interest in Silver Gold Bull in 2014, increasing its investment to 7.4% in 2018. Founded in 2009, Silver Gold Bull is a leading e-commerce precious metals retailer in Canada.

Under the terms of the agreement, A-Mark will also extend its existing exclusive supplier agreement with Silver Gold Bull for an additional four years, to December 2026. The Company will also have the option, exercisable between months 18 and 27 following the closing, to purchase an additional 27.7% of the outstanding equity of Silver Gold Bull to bring its ownership interest to 75%.

The acquisition is expected to close in the fourth quarter of fiscal 2022, subject to customary closing conditions and regulatory approval.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes contained elsewhere in this Form 10-Q, and in the consolidated financial statements and notes contained in the Form 10-K for the fiscal year ended 2021. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report, particularly in “Risk Factors.”

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
•
Segment results of operations. This section provides an analysis of our results of operations presented for our three segments:
o
Wholesale Sales & Ancillary Services
o
Direct-to-Consumer, and
o
Secured Lending

for the comparable periods.

•
Non-GAAP Measures. In addition to certain key operational metrics to assess the performance of our business, management uses the financial performance measures “adjusted net income before provision for income taxes” and "adjusted net income before provision for income taxes per diluted share" that are not prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of March 31, 2022, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
•
Critical accounting policies. This section discusses critical accounting policies that are considered both important to our financial condition and results of operations and require management to make significant judgment and estimates. All of our significant accounting policies, including the critical accounting policies, are also summarized in Note 2 to the Company’s condensed consolidated financial statements.
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

EXECUTIVE OVERVIEW

Our Business

We conduct our operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer and (iii) Secured Lending.

Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), and AM&ST Associates, LLC ("AMST" or the “SilverTowne Mint").

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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”). JMB has five wholly-owned subsidiaries: Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Goldline Metal Buying Corp. (“GMBC”), Provident Metals Corp. (“PMC”), and Cybermetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP".) As the context requires, references in this Form 10-Q to “JMB” may include GPG, Silver.com, GMBC, PMC, and CyberMetals, and references to “Goldline” may include AMIP and PMPP.

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

During the third quarter of fiscal 2022, JMB beta tested the CyberMetals online platform, where customers may purchase fractional ounces of digital gold, silver, platinum and palladium in a range of denominations. CyberMetals’ customers have the option to convert their digital holdings to fabricated precious metals products via an integrated redemption flow with JMB. These products may be designated for storage by the Company or shipped directly to the customer. The CyberMetals platform was commercially launched in April 2022.

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

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of March 31, 2022, CFC and AMCF had, in the aggregate, approximately $145.8 million in secured loans outstanding, of which approximately 65.1% were acquired from third parties (some of which may be customers of A-Mark) and approximately 34.9% were originated by CFC.

AMCF was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued, administers, and owns Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively referred to as the "Notes"). The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98%. The Notes have a maturity date of December 15, 2023. See Note 5 to the Company’s condensed consolidated financial statements for additional information.

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

Factors Affecting Revenues, Gross Profit, Interest Income, and Interest Expense

Set forth below are the key factors affecting the Company’s revenues, gross profit, interest income, and interest expense. These factors can result from both the Company’s ongoing business activities as well as from Company acquisitions. For the three and nine months ended March 31, 2022 and 2021, the Company’s results were significantly impacted by the acquisition of JMB in March 2021.

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

Interest Expense. The Company incurs interest expense associated with its lines of credit, Notes, product financing agreements for the transfer and subsequent re-acquisition of gold, silver, and platinum at a fixed price with a third-party finance company ("product financing arrangements"), and short-term precious metal borrowing arrangements with our suppliers ("liabilities on borrowed metals").

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

The primary purpose of entering into forward sales transactions is to hedge commodity price risk. Although the revenues realized from these forward sales transactions are often significant, they generally have negligible impact on gross margins. As a result, the Company excludes the ounces recorded on forward contracts from its performance metrics, as the Company does not enter into forward sales transactions for speculative purposes.

Wholesale Sales Ticket Volume. Another measure of our business that is unaffected by changes in commodity pricing is ticket volume (or number of orders processed). Ticket volume for the Wholesale Sales & Ancillary Services segment measures the total number of wholesale orders processed during the period. In periods of higher volatility, there is generally increased trading in the commodity markets, causing increased demand for our products, resulting in higher business volume. During periods of heightened demand order size per ticket may increase.

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

Direct-to-Consumer Ticket Volume. Ticket volume for the Direct-to-Consumer (or "DTC") segment measures the number of retail orders processed during the period. In periods of higher volatility, there is generally increased consumer demand for our products, resulting in higher business volume. We use the following three metrics indicators when assessing our ticket volume:

•
Ticket Volume from new Direct-to-Consumer Customers means the number of retail orders processed from new customers (refer to the definition of new customers above).
•
Ticket Volume from Pre-existing Direct-to-Consumer Customers means the number of retail orders processed from pre-existing retail customers.
•
Total Ticket Volume from Direct-to-Consumer Customers means the aggregate number of retail orders processed during the period.

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

Non-GAAP Financial Measures

In addition to certain key operational metrics to assess the performance of our business, management uses financial performance measures that are not prepared in accordance with U.S. GAAP. "Adjusted net income before provision for income taxes” and "adjusted net income before provision for income taxes per diluted share" are non-GAAP measures that provide useful information that can be used to evaluate our performance. Non-GAAP measures do not have standardized definitions and should not be relied upon or as a substitute for measures that are prepared in accordance with U.S. GAAP. For a reconciliation of these non-GAAP measures to the most directly comparable U.S. GAAP measures reported in our condensed consolidated statements of income for the three and nine months ended March 31, 2022 and 2021, and certain limitations inherent in such measures, refer to the “Non-GAAP Measures” section below.

Fiscal Year

Our fiscal year end is June 30 each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Recent Developments

Recent events impacting our business are as follows:

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

Macroeconomic events have positively affected the Company’s trading revenues and gross profit as the volatility of the price of precious metals and numismatics resulted in a material increase in the spread between bid and ask prices on these products. We also experienced substantially increased demand for products in each of our coin and bar, industrial and retail businesses. We attribute this to certain customers seeking to assure a supply of precious metals necessary for the operation of their businesses, and other customers, particularly in Goldline and our recently acquired JMB retail units, seeking the safety of investments in precious metals. In response to the heightened demand, in certain cases prices for the products we sell have also risen. We are uncertain of the duration of these conditions.

New Credit Facility

During the second quarter of fiscal 2022, the Company closed a new three-year, committed $350 million credit facility provided by a syndicate of financial institutions, replacing its existing $280 million credit facility. The new credit facility became effective on December 21, 2021 and matures on December 20, 2024.

Launch of the CyberMetals Online Platform

During the third quarter of fiscal 2022, JMB beta tested the CyberMetals online platform, where customers may purchase fractional ounces of digital gold, silver, platinum and palladium in a range of denominations. CyberMetals’ customers have the option to convert their digital holdings to fabricated precious metals products via an integrated redemption flow with JMB. These products may be designated for storage by the Company or shipped directly to the customer. The CyberMetals platform was commercially launched in April 2022.

RESULTS OF OPERATIONS

Overview of Results of Operations for the Three Months Ended March 31, 2022 and 2021

Consolidated Results of Operations

The operating results of our business for the three months ended March 31, 2022 and 2021 are as follows:

in thousands, except for share, per share, and performance metrics data

Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$2,109,115	100.000%	$2,049,489	100.000%	$59,626	2.9%
Gross profit	72,083	3.418%	68,171	3.326%	$3,912	5.7%
Selling, general, and administrative expenses	(20,494)	(0.972%)	(13,295)	(0.649%)	$7,199	54.1%
Depreciation and amortization expense	(7,548)	(0.358%)	(1,488)	(0.073%)	$6,060	407.3%
Interest income	5,343	0.253%	4,724	0.230%	$619	13.1%
Interest expense	(5,429)	(0.257%)	(5,335)	(0.260%)	$94	1.8%
Earnings from equity method investments	1,608	0.076%	7,410	0.362%	$(5,802)	(78.3%)
Other income, net	493	0.023%	340	0.017%	$153	45.0%
Remeasurement gain on pre-existing equity interest	—	—	26,306	1.284%	$(26,306)	(100.0%)
Unrealized losses on foreign exchange	(135)	(0.006%)	(53)	(0.003%)	$82	154.7%
Net income before provision for income taxes	45,921	2.177%	86,780	4.234%	$(40,859)	(47.1%)
Income tax expense	(8,375)	(0.397%)	(9,847)	(0.480%)	$(1,472)	(14.9%)
Net income	37,546	1.780%	76,933	3.754%	$(39,387)	(51.2%)
Net income attributable to noncontrolling interests	164	0.008%	308	0.015%	$(144)	(46.8%)
Net income attributable to the Company	$37,382	1.772%	$76,625	3.739%	$(39,243)	(51.2%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$3.27		$9.54		$(6.27)	(65.7%)
Diluted	$3.06		$8.84		$(5.78)	(65.4%)

Weighted average shares outstanding:
Basic	11,429,800		8,028,900		3,400,900	42.4%
Diluted	12,212,900		8,668,300		3,544,600	40.9%

Performance Metrics:(1)
Gold ounces sold(2)	727,000		771,000		(44,000)	(5.7%)
Silver ounces sold(3)	34,498,000		33,100,000		1,398,000	4.2%
Inventory turnover ratio(4)	3.1		3.7		(0.6)	-16.2%
Number of secured loans at period end(5)	2,697		1,571		1,126	71.7%

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

Overview of Results of Operations for the Nine Months Ended March 31, 2022 and 2021

Consolidated Results of Operations

The operating results of our business for the nine months ended March 31, 2022 and 2021 are as follows:

in thousands, except for share, per share, and performance metrics data
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$6,069,450	100.000%	$5,434,349	100.000%	$635,101	11.7%
Gross profit	194,015	3.197%	123,067	2.265%	$70,948	57.6%
Selling, general, and administrative expenses	(55,884)	(0.921%)	(31,328)	(0.576%)	$24,556	78.4%
Depreciation and amortization expense	(24,077)	(0.397%)	(2,494)	(0.046%)	$21,583	865.4%
Interest income	16,125	0.266%	13,240	0.244%	$2,885	21.8%
Interest expense	(16,297)	(0.269%)	(14,665)	(0.270%)	$1,632	11.1%
Earnings from equity method investments	4,317	0.071%	13,898	0.256%	$(9,581)	(68.9%)
Other income, net	1,335	0.022%	904	0.017%	$431	47.7%
Remeasurement gain on pre-existing equity interest	—	—	26,306	0.484%	$(26,306)	(100.0%)
Unrealized losses on foreign exchange	(128)	(0.002%)	(131)	(0.002%)	$(3)	(2.3%)
Net income before provision for income taxes	119,406	1.967%	128,797	2.370%	$(9,391)	(7.3%)
Income tax expense	(23,797)	(0.392%)	(18,944)	(0.349%)	$4,853	25.6%
Net income	95,609	1.575%	109,853	2.021%	$(14,244)	(13.0%)
Net income attributable to noncontrolling interests	409	0.007%	1,221	0.022%	$(812)	(66.5%)
Net income attributable to the Company	$95,200	1.569%	$108,632	1.999%	$(13,432)	(12.4%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$8.38		$14.67		$(6.29)	(42.9%)
Diluted	$7.84		$13.61		$(5.77)	(42.4%)

Weighted average shares outstanding:
Basic	11,356,400		7,403,900		3,952,500	53.4%
Diluted	12,137,600		7,980,700		4,156,900	52.1%

Performance Metrics:(1)
Gold ounces sold(2)	2,027,000		1,971,000		56,000	2.8%
Silver ounces sold(3)	94,612,000		78,593,000		16,019,000	20.4%
Inventory turnover ratio(4)	9.6		12.0		(2.4)	(20.0%)
Number of secured loans at period end(5)	2,697		1,571		1,126	71.7%

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

Revenues

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands, except performance metrics
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$2,109,115	100.000%	$2,049,489	100.000%	$59,626	2.9%
Performance Metrics
Gold ounces sold	727,000		771,000		(44,000)	(5.7%)
Silver ounces sold	34,498,000		33,100,000		1,398,000	4.2%

Revenues for the three months ended March 31, 2022 increased $59.6 million, or 2.9% to $2.109 billion from $2.049 billion in 2021. Excluding an increase of $184.7 million of forward sales, our revenues decreased $125.1 million or 6.6%, which was due to an decrease in gold ounces sold and lower average selling prices of silver, offset by an increase in silver ounces sold and higher average selling prices of gold.

Gold ounces sold for the three months ended March 31, 2022 decreased 44,000 ounces, or 5.7%, to 727,000 ounces from 771,000 ounces in 2021. Silver ounces sold for the three months ended March 31, 2022 increased 1,398,000 ounces, or 4.2%, to 34,498,000 ounces from 33,100,000 ounces in 2021. On average, the selling prices for gold increased by 7.5% and selling prices for silver decreased by 9.7% during the three months ended March 31, 2022 as compared to the prior year period.

JMB’s revenue represented 25.7% of the Company’s consolidated revenue for the three months ended March 31, 2022. JMB’s gold and silver ounces sold represented 22.3% and 20.0%, respectively, of the Company’s consolidated total gold and silver ounces sold for the three months ended March 31, 2022. As JMB was acquired on March 19, 2021, its revenue represented 3.3% of the Company's consolidated revenue for the three months ended March 31,2021. JMB's gold and silver ounces sold represented 3.5% and 4.5%, respectively, of the Company's consolidated total gold and silver ounces sold for the three months ended March 31, 2021.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands, except performance metrics
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$6,069,450	100.000%	$5,434,349	100.000%	$635,101	11.7%
Performance Metrics
Gold ounces sold	2,027,000		1,971,000		56,000	2.8%
Silver ounces sold	94,612,000		78,593,000		16,019,000	20.4%

Revenues for the nine months ended March 31, 2022 increased $635.1 million, or 11.7% to $6.069 billion from $5.434 billion in 2021. Excluding an increase of $522.1 million of forward sales, our revenues increased $113.0 million or 2.3%, which was due to an increase in gold and silver ounces sold and higher average selling prices of gold, partially offset by lower average selling prices of silver.

Gold ounces sold for the nine months ended March 31, 2022 increased 56,000 ounces, or 2.8%, to 2,027,000 ounces from 1,971,000 ounces in 2021. Silver ounces sold for the nine months ended March 31, 2022 increased 16,019,000 ounces, or 20.4%, to 94,612,000 ounces from 78,593,000 ounces in 2021. On average, the selling prices for gold increased by 0.7% and selling prices for silver decreased by 1.4% during the nine months ended March 31, 2022 as compared to the prior year period.

JMB’s revenue represented 24.8% of the Company’s consolidated revenue for the nine months ended March 31, 2022. JMB’s gold and silver ounces sold represented 21.2% and 21.7%, respectively, of the Company’s consolidated total gold and silver ounces sold for the nine months ended March 31, 2022. As JMB was acquired on March 19, 2021, its revenue represented 1.3% of the Company's consolidated revenue for the nine months ended March 31, 2021. JMB's gold and silver ounces sold represented 1.4% and 1.9%, respectively, of the Company's consolidated total gold and silver ounces sold for the nine months ended March 31, 2021.

Gross Profit

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands, except performance metric
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$72,083	3.418%	$68,171	3.326%	$3,912	5.7%
Performance Metric
Inventory turnover ratio	3.1		3.7		(0.6)	(16.2%)

Gross profit for the three months ended March 31, 2022 increased by $3.9 million, or 5.7%, to $72.1 million from $68.2 million in 2021. The overall gross profit increase was due to higher gross profits earned from the Direct-to-Consumer segment, partially offset by lower gross profits earned from the Wholesale Sales & Ancillary Services Segment.

The Company’s overall gross margin percentage for the three months ended March 31, 2022 increased by 9.2 basis points to 3.418% from 3.326% in 2021. Excluding an increase of $184.7 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended March 31, 2022 increased by 47.0 basis points to 4.043% from 3.572%, which was partially offset by lower trading profits.

The increase in gross margin percentage was mainly attributable to JMB’s retail market activity, which represented 47.8% and 12.5%, respectively, of the Company’s consolidated gross profit for the three months ended March 31, 2022 and 2021.

Our inventory turnover rate for the three months ended March 31, 2022 decreased by 16.2% to 3.1 from 3.7 in 2021. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances partially offset by higher forward sales.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands, except performance metric
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$194,015	3.197%	$123,067	2.265%	$70,948	57.6%
Performance Metric
Inventory turnover ratio	9.6		12.0		(2.4)	(20.0%)

Gross profit for the nine months ended March 31, 2022 increased by $70.9 million, or 57.6%, to $194.0 million from $123.1 million in 2021. The overall gross profit increase was due to higher gross profits earned from the Direct-to-Consumer segment, partially offset by lower gross profits earned from the Wholesale Sales & Ancillary Services Segment.

The Company’s overall gross margin percentage for the nine months ended March 31, 2022 increased by 93.2 basis points to 3.197% from 2.265% in 2021. Excluding an increase of $522.1 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the nine months ended March 31, 2022 increased by 133.3 basis points to 3.795% from 2.462% , which was partially offset by lower trading profits.

The increase in gross margin percentage was mainly attributable to JMB’s retail market activity, which represented 45.8% and 6.9%, respectively, of the Company’s consolidated gross profit for the nine months ended March 31, 2022 and 2021.

Our inventory turnover rate for the nine months ended March 31, 2022 decreased by 20.0%, to 9.6 from 12.0 in 2021. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances partially offset by higher forward sales.

Selling, General and Administrative Expense

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(20,494)	(0.972)%	$(13,295)	(0.649%)	$7,199	54.1%

Selling, general and administrative expenses for the three months ended March 31, 2022 increased $7.2 million, or 54.1%, to $20.5 million from $13.3 million in 2021. The change was primarily due to: (i) $6.5 million of expenses incurred by JMB, (ii) increased compensation expense (including performance-based accruals) of $1.4 million, offset by lower consulting and professional fees of $0.9 million.

JMB’s selling, general, and administrative expenses represented 35.2% and 5.1%, respectively, of the Company’s consolidated selling, general, and administrative expenses for the three months ended March 31, 2022 and 2021.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(55,884)	(0.921%)	$(31,328)	(0.576%)	$24,556	78.4%

Selling, general and administrative expenses for the nine months ended March 31, 2022 increased $24.6 million, or 78.4%, to $55.9 million from $31.3 million in 2021. The change was primarily due to: (i) $19.4 million of expenses incurred by JMB, (ii) increased compensation expense (including performance-based accruals) of $2.7 million, (iii) increased consulting and professional fees of $1.6 million, and (iv) higher insurance costs of $0.9 million.

JMB’s selling, general, and administrative expenses represented 36.0% and 2.2%, respectively, of the Company’s consolidated selling, general, and administrative expenses for the nine months ended March 31, 2022 and 2021.

Depreciation and Amortization Expense

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(7,548)	(0.358)%	$(1,488)	(0.073)%	$6,060	407.3%

Depreciation and amortization expense for the three months ended March 31, 2022 increased $6.1 million, or 407.3%, to $7.5 million from $1.5 million in 2021. The change was primarily due to $6.1 million increase of JMB’s intangible asset amortization expense.

JMB’s depreciation and amortization expense represented 93.9% and 67.0%, respectively, of the Company’s consolidated depreciation and amortization expense for the three months ended March 31, 2022 and 2021.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(24,077)	(0.397%)	$(2,494)	(0.046%)	$21,583	865.4%

Depreciation and amortization expense for the nine months ended March 31, 2022 increased $21.6 million, or 865.4%, to $24.1 million from $2.5 million in 2021. The change was primarily due to $21.5 million of JMB’s intangible asset amortization expense.

JMB’s depreciation and amortization expense represented 93.9% and 39.8%, respectively, of the Company’s consolidated depreciation and amortization expense for the nine months ended March 31, 2022.

Interest Income

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands, except performance metric
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$5,343	0.253%	$4,724	0.230%	$619	13.1%
Performance Metric
Number of secured loans at period-end	2,697		1,571		1,126	71.7%

Interest income for the three months ended March 31, 2022 increased $0.6 million, or 13.1%, to $5.3 million from $4.7 million in 2021. The aggregate increase in interest income was primarily due to higher interest income earned by our Secured Lending segment offset by lower other finance product income.

The interest income from our Secured Lending segment increased by $0.9 million or by 40.2% compared with the prior year. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances during the current period as compared to the average monthly loan balances for the prior year period. The number of secured loans outstanding increased by 71.7% to 2,697 as of March 31, 2022, from 1,571 as of March 31, 2021.

The interest income from our other finance product income decreased by $0.3 million in comparison to the same year-ago period.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands, except performance metric
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$16,125	0.266%	$13,240	0.244%	$2,885	21.8%
Performance Metric
Number of secured loans at period-end	2,697		1,571		1,126	71.7%
Interest income for the nine months ended March 31, 2022 increased $2.9 million, or 21.8%, to $16.1 million from $13.2 million in 2021. The aggregate increase in interest income was primarily due to higher interest income earned by our Secured Lending segment and higher other finance product income.

The interest income from our Secured Lending segment increased by $2.4 million or by 42.1% compared with the prior year. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances during the current period as compared to the average monthly loan balances for the prior year period. The number of secured loans outstanding increased by 71.7% to 2,697 as of March 31, 2022, from 1,571 as of March 31, 2021.

The interest income from our other finance product income increased by $0.5 million in comparison to the same year-ago period.

Interest Expense

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(5,429)	(0.257%)	$(5,335)	(0.260%)	$94	1.8%

Interest expense for the three months ended March 31, 2022 increased $0.1 million, or 1.8% to $5.4 million from $5.3 million in 2021. The increase in interest expense was primarily driven by $0.2 million of loan servicing fees, offset by a decrease of $0.1 million associated with our Trading Credit Facility and the Notes (including amortization of debt issuance costs).

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(16,297)	(0.269%)	$(14,665)	(0.270%)	$1,632	11.1%

Interest expense for the nine months ended March 31, 2022 increased $1.6 million, or 11.1% to $16.3 million from $14.7 million in 2021. The increase in interest expense was primarily driven by each of the following components: (i) $0.6 million associated with our Trading Credit Facility and the Notes (including amortization of debt issuance costs), (ii) $0.7 million related to product financing arrangements, (iii) $0.6 million of loan servicing fees, offset by a decrease of (iv) $0.3 million in interest associated with liabilities on borrowed metals.

Earnings from equity method investments

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$1,608	0.076%	$7,410	0.362%	$(5,802)	(78.3%)

Earnings from equity method investments for the three months ended March 31, 2022 decreased $5.8 million or 78.3% to $1.6 million from $7.4 million in 2021. The net decrease of $5.8 million includes a $6.1 million decrease related to JMB, a former equity method investment which is now reported by the Company as a wholly owned subsidiary, offset by increased earnings of $0.3 million from our other equity method investments.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$4,317	0.071%	$13,898	0.256%	$(9,581)	(68.9%)

Earnings from equity method investments for the nine months ended March 31, 2022 decreased $9.6 million or 68.9% to $4.3 million from $13.9 million in 2021. The net decrease of $9.6 million includes a $11.7 million decrease related to JMB, a former equity method investment which is now reported by the Company as a wholly owned subsidiary, offset by increased earnings of $2.1 million from our other equity method investments.

Other income, net

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$493	0.023%	$340	0.017%	$153	45.0%

Other income, net for the three months ended March 31, 2022 increased $0.2 million, or 45.0% to $0.5 million from $0.3 million in 2021. The increase was primarily due to higher royalties earned by our Secured Lending segment.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$1,335	0.022%	$904	0.017%	$431	47.7%

Other income, net for the nine months ended March 31, 2022 increased $0.4 million, or 47.7% to $1.3 million from $0.9 million in 2021. The increase was primarily due to higher royalties earned by our Secured Lending segment.

Remeasurement gain on pre-existing equity interest

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Remeasurement gain on pre-existing equity interest	$—	(—%)	$26,306	1.284%	$(26,306)	(100.0%)

The remeasurement gain on pre-existing equity interest recognized during the Company’s prior year fiscal third quarter was in connection with the acquisition of JMB. The Company’s fair value of its 20.5% pre-existing equity interest in JMB was determined to be approximately $33.9 million at the acquisition date. Based on the total consideration paid of $207.4 million, the remeasurement resulted in the recognition of a pretax gain of $26.3 million.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Remeasurement gain on pre-existing equity interest	$—	—%	$26,306	0.484%	$(26,306)	(100.0%)

The remeasurement gain on pre-existing equity interest recognized during the Company’s prior year fiscal third quarter was in connection with the acquisition of JMB. The Company’s fair value of its 20.5% pre-existing equity interest in JMB was determined to be approximately $33.9 million at the acquisition date. Based on the total consideration paid of $207.4 million, the remeasurement resulted in the recognition of a pretax gain of $26.3 million.

Income tax expense

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(8,375)	(0.397%)	$(9,847)	(0.480%)	$(1,472)	(14.9%)

Our income tax expense was $8.4 million and $9.8 million for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate was approximately 18.2% and 11.3% for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, our effective tax rate differs from the federal statutory rate primarily due to the excess tax benefit from share based compensation, the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures. For the three months ended March 31, 2021, our effective tax rate differs from the federal statutory rate primarily due to the exclusion of the fair value remeasurement gain of our pre-existing equity investment in JMB, a one-time benefit from the reversal of the previously established deferred tax liability related to our equity investment in JMB, an exclusion of the fiscal 2021 pre-acquisition period JMB equity earnings, the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(23,797)	(0.392%)	$(18,944)	(0.349%)	$4,853	25.6%

Our income tax expense was $23.8 million and $18.9 million for the nine months ended March 31, 2022 and 2021, respectively. Our effective tax rate was approximately 19.9% and 14.7% for the nine months ended March 31, 2022 and 2021, respectively. For the nine months ended March 31, 2022, our effective tax rate differs from the federal statutory rate primarily due to the excess tax benefit from share based compensation, the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures. For the nine months ended March 31, 2021, our effective tax rate differs from the federal statutory rate primarily due to the exclusion of the fair value remeasurement gain of our pre-existing equity investment in JMB, a one-time benefit from the reversal of the previously established deferred tax liability related to our equity investment in JMB, an exclusion of the fiscal 2021 pre-acquisition period JMB equity earnings, the foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

SEGMENT RESULTS OF OPERATIONS

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. Each of these reportable segments represents an aggregation of operating segments that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the Accounting Standards Codification (“ASC 280”).

Results of Operations — Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), A-M Global Logistics, LLC ("Logistics"), and AM&ST Associates, LLC ("AMST" or "Silver Towne" or the "Mint"). Also, the Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments.

Overview of Results of Operations for the Three Months Ended March 31, 2022 and 2021

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services Segment for the three months ended March 31, 2022 and 2021 are as follows:

in thousands, except performance metrics
Three Months Ended March 31,	2022				2021				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,519,040	(a)	100.000%		$1,923,263	(c)	100.000%		$(404,223)	(21.0%)
Gross profit	30,539		2.010%	(b)	51,563		2.681%	(d)	$(21,024)	(40.8%)
Selling, general, and administrative expenses	(11,203)		(0.738%)		(9,859)		(0.513%)		$1,344	13.6%
Depreciation and amortization expense	(214)		(0.014%)		(213)		(0.011%)		$1	0.5%
Interest income	2,300		0.151%		2,554		0.133%		$(254)	(9.9%)
Interest expense	(2,379)		(0.157%)		(3,274)		(0.170%)		$(895)	(27.3%)
Earnings from equity method investments	1,608		0.106%		7,410		0.385%		$(5,802)	(78.3%)
Remeasurement gain on pre-existing equity interest	—		—		26,306		1.368%		$(26,306)	(100.0%)
Unrealized losses on foreign exchange	(135)		(0.009%)		(53)		(0.003%)		$82	154.7%
Net income before provision for income taxes	$20,516		1.351%		$74,434		3.870%		$(53,918)	(72.4%)
Performance Metrics:
Gold ounces sold(1)	552,000				727,000				(175,000)	(24.1%)
Silver ounces sold(2)	27,145,000				31,141,000				(3,996,000)	(12.8%)
Wholesale Sales ticket volume(3)	28,122				44,966				(16,844)	(37.5%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $447.9 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.967 billion.
(b)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.627% for the period.
(c)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $93.9 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.017 billion.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 2.555% for the period.
(1)
Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(2)
Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(3)
Wholesale Sales ticket volume represents the total number of product orders processed.

Overview of Results of Operations for the Nine Months Ended March 31, 2022 and 2021

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services Segment for the nine months ended March 31, 2022 and 2021 are as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2022				2021				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$4,425,796	(a)	100.000%		$5,214,460	(c)	100.000%		$(788,664)	(15.1%)
Gross profit	85,029		1.921%	(b)	95,430		1.830%	(d)	$(10,401)	(10.9%)
Selling, general, and administrative expenses	(28,748)		(0.650%)		(23,727)		(0.455%)		$5,021	21.2%
Depreciation and amortization expense	(673)		(0.015%)		(637)		(0.012%)		$36	5.7%
Interest income	7,952		0.180%		7,490		0.144%		$462	6.2%
Interest expense	(7,396)		(0.167%)		(9,137)		(0.175%)		$(1,741)	(19.1%)
Earnings from equity method investments	4,317		0.098%		13,898		0.267%		$(9,581)	(68.9%)
Remeasurement gain on pre-existing equity interest	—		—		26,306		0.504%		$(26,306)	(100.0%)
Unrealized losses on foreign exchange	(128)		(0.003%)		(131)		(0.003%)		$(3)	(2.3%)
Net income before provision for income taxes	$60,353		1.364%		$109,492		2.100%		$(49,139)	(44.9%)
Performance Metrics:
Gold ounces sold(1)	1,559,000				1,896,000				(337,000)	(17.8%)
Silver ounces sold(2)	72,698,000				76,031,000				(3,333,000)	(4.4%)
Wholesale Sales ticket volume(3)	81,009				110,104				(29,095)	(26.4%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1,306.4 million. This segment’s gross sales before eliminations of inter-segment activity totaled $5.732 billion.
(b)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.491% for the period.
(c)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $133.5 million. This segment’s gross sales before eliminations of inter-segment activity totaled $5.348 billion.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.782% for the period.
(1)
Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts.
(2)
Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts.
(3)
Wholesales Sales ticket volume represents the total number of product orders processed.

Revenues — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands, except performance metrics
Three Months Ended March 31,	2022			2021			$	%
	$		% of revenue	$		% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,519,040	(a)	100.000%	$1,923,263	(c)	100.000%	$(404,223)	(21.0%)
Performance Metrics
Gold ounces sold	552,000			727,000			(175,000)	(24.1%)
Silver ounces sold	27,145,000			31,141,000			(3,996,000)	(12.8%)
Wholesale Sales ticket volume	28,122			44,966			(16,844)	(37.5%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $447.9 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.967 billion.
(c)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $93.9 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.017 billion.

Revenues for the three months ended March 31, 2022 decreased $404.2 million, or 21.0%, to $1.519 billion from $1.923 billion in 2021. Excluding an increase in forward sales of $184.7 million, our revenues decreased $588.9 million, which was due to a decrease in gold and silver ounces sold and lower average selling prices of silver ounces sold, partially offset by higher average selling prices of gold ounces sold.

Gold ounces sold for the three months ended March 31, 2022 decreased 175,000 ounces, or 24.1%, to 552,000 ounces from 727,000 ounces in 2021. Silver ounces sold for the three months ended March 31, 2022 decreased 3,996,000 ounces, or 12.8%, to 27,145,000 ounces from 31,141,000 ounces in 2021. On average, the selling prices for gold increased by 4.6% and selling prices for silver decreased by 11.7% during the three months ended March 31, 2022 as compared to the prior year period.

For the three months ended March 31, 2022, the Wholesale Sales & Ancillary Services segment's revenue and product volumes sold exclude transactions with JMB, since they were eliminated as inter-segment transactions. For the three months ended March 31, 2021, Wholesale Sales & Ancillary Services segment's revenue and product volumes sold includes JMB's transactions from January 1, 2021 through the acquisition date (i.e., March 19, 2021). Since the acquisition date, JMB's results are included in the Direct-to-Consumer Segment. The Wholesale Sales & Ancillary Services segment’s gross sales before elimination of inter-segment activity for the three months ended March 31, 2022 decreased $50.2 million, or 2.5%, to $1.967 billion from $2.017 billion in 2021, which was due to an increase in silver ounces sold, partially offset by a decrease in gold ounces sold, and by lower average selling prices of gold and silver.

Gold ounces sold before eliminations of inter-segment activity for the three months ended March 31, 2022 decreased 85,000 ounces, or 11.2%, to 677,000 ounces from 762,000 ounces in 2021. Silver ounces sold before eliminations of inter-segment activity for the three months ended March 31, 2022 increased 1,258,000 ounces, or 3.9%, to 33,826,000 ounces from 32,568,000 ounces in 2021.

The Wholesale Sales ticket volume for the three months ended March 31, 2022 decreased by 16,844 tickets, or 37.5%, to 28,122 tickets from 44,966 tickets in 2021. The decrease in the ticket volume reflects the exclusion of transactions with JMB in the current period due to inter-segment eliminations, which were included in the comparable period through the acquisition date (i.e., March 19, 2021).

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands, except performance metrics
Nine Months Ended March 31,	2022			2021			$	%
	$		% of revenue	$		% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$4,425,796	(a)	100.000%	$5,214,460	(c)	100.000%	$(788,664)	(15.1%)
Performance Metrics
Gold ounces sold	1,559,000			1,896,000			(337,000)	(17.8%)
Silver ounces sold	72,698,000			76,031,000			(3,333,000)	(4.4%)
Wholesale Sales ticket volume	81,009			110,104			(29,095)	(26.4%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1,306.4 million. This segment’s gross sales before eliminations of inter-segment activity totaled $5.732 billion.
(c)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $133.5 million. This segment’s gross sales before eliminations of inter-segment activity totaled $5.348 billion.

Revenues for the nine months ended March 31, 2022 decreased $788.7 million, or 15.1%, to $4.426 billion from $5.214 billion in 2021. Excluding an increase in forward sales of $522.1 million, our revenues decreased $1,310.7 million, which was due to a decrease in gold and silver ounces sold and lower average selling prices of gold and silver.

Gold ounces sold for the nine months ended March 31, 2022 decreased 337,000 ounces, or 17.8%, to 1,559,000 ounces from 1,896,000 ounces in 2021. Silver ounces sold for the nine months ended March 31, 2022 decreased 3,333,000 ounces, or 4.4%, to 72,698,000 ounces from 76,031,000 ounces in 2021. On average, the selling prices for gold and silver decreased by 2.3% and 3.1%, respectively, during the nine months ended March 31, 2022 as compared to the prior year period.

For the nine months ended March 31, 2022, the Wholesale Sales & Ancillary Services segment's revenue and product volumes sold exclude transactions with JMB, since they were eliminated as inter-segment transactions. For the nine months ended March 31, 2021, Wholesale Sales & Ancillary Services segment's revenue and product volumes sold includes JMB's transactions through the acquisition date (i.e., March 19, 2021). Since the acquisition date, JMB's results are included in the Direct-to-Consumer Segment. The Wholesale Sales & Ancillary Services segment’s gross sales before elimination of inter-segment activity for the nine months ended March 31, 2022 increased $384.3 million, or 7.2%, to $5.732 billion from $5.348 billion in 2021, which was due to an increase silver ounces sold, partially offset by a decrease in gold ounces sold, and by lower average selling prices of gold and silver.

Gold ounces sold before eliminations of inter-segment activity for the nine months ended March 31, 2022 decreased 5,000 ounces, or 0.3%, to 1,949,000 ounces from 1,954,000 ounces in 2021. Silver ounces sold before eliminations of inter-segment activity for the nine months ended March 31, 2022 increased 15,215,000 ounces, or 19.5%, to 93,086,000 ounces from 77,871,000 ounces in 2021.

The Wholesale Sales ticket volume for the nine months ended March 31, 2022 decreased by 29,095 tickets, or 26.4% to 81,009 tickets from 110,104 tickets in 2021. The decrease in the ticket volume reflects the exclusion of transactions with JMB in the current period due to inter-segment eliminations, which were included in the comparable period through the acquisition date (i.e., March 19, 2021).

Gross Profit — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands, except performance metric
Three Months Ended March 31,	2022			2021			$	%
	$	% of revenue		$	% of revenue		Increase/ (decrease)	Increase/ (decrease)
Gross profit	$30,539	2.010%	(b)	$51,563	2.681%	(d)	$(21,024)	(40.8%)

(b)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.627% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 2.555% for the period.

Gross profit for the three months ended March 31, 2022 decreased by $21.0 million, or 40.8%, to $30.5 million from $51.6 million in 2021. The overall gross profit decrease was primarily due to the elimination of inter-segment transactions with JMB, as discussed in the preceding Revenues section, and lower trading profits.

This segment’s profit margin percentage decreased by 67.1 basis points to 2.010% from 2.681% in 2021. Excluding an increase of $184.7 million of forward sales that had a negligible impact to the amount of gross profit, the gross margin percentage for the three months ended March 31, 2022 decreased by 33.4 basis points to 2.560% from 2.894%.

The decrease in gross margin percentage was mainly attributable to lower premium spreads, higher forward sales, and lower trading profits. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands, except performance metric
Nine Months Ended March 31,	2022			2021			$	%
	$	% of revenue		$	% of revenue		Increase/ (decrease)	Increase/ (decrease)
Gross profit	$85,029	1.921%	(b)	$95,430	1.830%	(d)	$(10,401)	(10.9%)

(b)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.491% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.782% for the period.

Gross profit for the nine months ended March 31, 2022 decreased by $10.4 million, or 10.9%, to $85.0 million from $95.4 million in 2021. The overall gross profit decrease was primarily due to wider product margins, offset by the elimination of inter-segment transactions with JMB, as discussed in the preceding Revenues section.

This segment’s profit margin percentage increased by 9.1 basis points to 1.921% from 1.830% in 2021. Excluding an increase of $522.1 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the nine months ended March 31, 2022 increased by 45.5 basis points to 2.451% from 1.997%.

The increase in gross margin percentage was mainly attributable to wider premium spreads due to increased silver demand offset by the impact of increased forward sales and lower trading profits. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(11,203)	(0.738%)	$(9,859)	(0.513%)	$1,344	13.6%

Selling, general and administrative expenses for the three months ended March 31, 2022 increased $1.3 million, or 13.6%, to $11.2 million from $9.9 million in 2021. The change was primarily due to: (i) increased compensation expense (including performance-based accruals) of $1.5 million, (ii) increased insurance expense of $0.3 million, (iii) increased travel expense of $0.1 million, and (iv) increased computer expense of $0.1 million, offset by (v) decreased consulting and professional fees of $0.8 million.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(28,748)	(0.650%)	$(23,727)	(0.455%)	$5,021	21.2%

Selling, general and administrative expenses for the nine months ended March 31, 2022 increased $5.0 million, or 21.2%, to $28.7 million from $23.7 million in 2021. The change was primarily due to: (i) increased compensation expense (including performance-based accruals) of $2.9 million, (ii) increased insurance expense of $0.9 million, (iii) increased consulting and professional and fees of $0.8 million, (iv) increased travel expense of $0.2 million, and (v) increased computer expense of $0.1 million.

Interest Income — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,300	0.151%	$2,554	0.133%	$(254)	(9.9%)

Interest income for the three months ended March 31, 2022 decreased $0.3 million, or 9.9%, to $2.3 million from $2.6 million in 2021. The overall decrease is primarily due to lower interest earned from repurchase agreements of $0.4 million offset by higher interest income $0.1 million associated with spot deferred orders.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$7,952	0.180%	$7,490	0.144%	$462	6.2%

Interest income for the nine months ended March 31, 2022 increased $0.5 million, or 6.2%, to $8.0 million from $7.5 million in 2021. The overall increase is primarily due to higher interest earned from spot deferred orders of $0.4 million.

Interest Expense — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,379)	(0.157%)	$(3,274)	(0.170%)	$(895)	(27.3%)

Interest expense for the three months ended March 31, 2022 decreased $0.9 million, or 27.3% to $2.4 million from $3.3 million in 2021. The overall decrease was primarily driven by inter-segment eliminations related to JMB’s product financing activity with A-Mark of $0.7 million and lower interest and fees from our Trading Credit Facility and the Notes of $0.3 million.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(7,396)	(0.167%)	$(9,137)	(0.175%)	$(1,741)	(19.1%)

Interest expense for the nine months ended March 31, 2022 decreased $1.7 million, or 19.1% to $7.4 million from $9.1 million in 2021. The overall decrease was primarily driven by inter-segment eliminations related to JMB’s product financing activity with A-Mark of $2.0 million, lower interest expense related to liabilities on borrowed metals of $0.3 million, and a decrease of $0.1 million in connection with our Trading Credit Facility and the Notes, partially offset by higher interest and fees from product financing arrangements of $0.7 million.

Earnings from equity method investments— Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$1,608	0.106%	$7,410	0.385%	$(5,802)	(78.3%)

Earnings from equity method investments for the three months ended March 31, 2022 decreased $5.8 million, or 78.3% to $1.6 million from $7.4 million in 2021. The net decrease of $5.8 million includes a $6.1 million decrease related to JMB, a former equity method investment which is now reported by the Company as a wholly owned subsidiary, offset by increased earnings of $0.3 million from our other equity method investments.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$4,317	0.098%	$13,898	0.267%	$(9,581)	(68.9%)

Earnings from equity method investments for the nine months ended March 31, 2022 decreased $9.6 million, or 68.9% to $4.3 million from $13.9 million in 2020. The net decrease of $9.6 million includes an $11.7 million decrease related to JMB, a former equity method investment which is now reported by the Company as a wholly owned subsidiary, offset by increased earnings of $2.1 million from our other equity method investments.

Remeasurement gain on pre-existing equity interest— Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Remeasurement gain on pre-existing equity interest	$—	(—%)	$26,306	1.368%	$(26,306)	(100.0%)

The remeasurement gain on pre-existing equity interest recognized during the Company’s prior year fiscal third quarter was in connection with the acquisition of JMB. The Company’s fair value of its 20.5% pre-existing equity interest in JMB was determined to be approximately $33.9 million at the acquisition date. Based on the total consideration paid of $207.4 million, the remeasurement resulted in the recognition of a pretax gain of $26.3 million.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Remeasurement gain on pre-existing equity interest	$—	(—%)	$26,306	0.504%	$(26,306)	(100.0%)

The remeasurement gain on pre-existing equity interest recognized during the Company’s prior year fiscal third quarter was in connection with the acquisition of JMB. The Company’s fair value of its 20.5% pre-existing equity interest in JMB was determined to be approximately $33.9 million at the acquisition date. Based on the total consideration paid of $207.4 million, the remeasurement resulted in the recognition of a pretax gain of $26.3 million.

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

Overview of Results of Operations for the Three Months Ended March 31, 2022 and 2021

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer segment for the three months ended March 31, 2022 and 2021 are as follows:

in thousands, except performance metrics
Three Months Ended March 31,	2022				2021				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$590,075	(a)	100.000%		$126,226	(c)	100.000%		$463,849	367.5%
Gross profit	41,544		7.040%	(b)	16,608		13.157%	(d)	$24,936	150.1%
Selling, general and administrative expenses	(8,913)		(1.510%)		(2,644)		(2.095%)		$6,269	237.1%
Depreciation and amortization expense	(7,245)		(1.228%)		(1,187)		(0.940%)		$6,058	510.4%
Interest expense	(703)		(0.119%)		(45)		(0.036%)		$658	1462.2%
Other expense, net	(50)		(0.008%)		—		(—%)		$50	—
Net income before provision for income taxes	$24,633		4.175%		12,732		10.087%		$11,901	93.5%
Performance Metrics:
Gold ounces sold(1)	175,000				44,000				131,000	297.7%
Silver ounces sold(2)	7,353,000				1,959,000				5,394,000	275.3%
Number of new customers(3)	108,400				13,200				95,200	721.2%
Number of active customers(4)	284,800				36,600				248,200	678.1%
Number of total customers(5)	1,968,200				1,633,800				334,400	20.5%
DTC ticket volume from new customers(6)	49,197				11,658				37,539	322.0%
DTC ticket volume from pre-existing customers(7)	170,727				44,391				126,336	284.6%
DTC total ticket volume(8)	219,924				56,049				163,875	292.4%

(a)
Includes $0.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 7.045% for the period.
(c)
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
(6)
Ticket volume represents the number of product orders from new customer processed by JMB, Goldline, and PMPP during the period.
(7)
Ticket volume represents the total number of product orders from pre-existing customer processed by JMB, Goldline, and PMPP during the period.
(8)
Ticket volume represents the total number of product orders processed by JMB, Goldline, and PMPP during the period.

Overview of Results of Operations for the Nine Months Ended March 31, 2022 and 2021

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer segment for the nine months ended March 31, 2022 and 2021 are as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2022				2021				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,643,654	(a)	100.000%		$219,889	(c)	100.000%		$1,423,765	647.5%
Gross profit	108,986		6.631%	(b)	27,637		12.569%	(d)	$81,349	294.3%
Selling, general and administrative expenses	(25,906)		(1.576%)		(5,982)		(2.720%)		$19,924	333.1%
Depreciation and amortization expense	(23,140)		(1.408%)		(1,593)		(0.724%)		$21,547	1,352.6%
Interest expense	(2,062)		(0.125%)		(45)		(0.020%)		$2,017	4482.2%
Other expense, net	(50)		(0.003%)		—		(—%)		$50	—
Net income before provision for income taxes	$57,828		3.518%		20,017		9.103%		$37,811	188.9%
Performance Metrics:
Gold ounces sold(1)	468,000				75,000				393,000	524.0%
Silver ounces sold(2)	21,914,000				2,562,000				19,352,000	755.3%
Number of new customers(3)	182,000				14,900				167,100	1,121.5%
Number of active customers(4)	492,000				40,600				451,400	1,111.8%
Number of total customers(5)	1,968,200				1,633,800				334,400	20.5%
DTC ticket volume from new customers(6)	142,805				15,432				127,373	825.4%
DTC ticket volume from pre-existing customers(7)	534,525				52,176				482,349	924.5%
DTC total ticket volume(8)	677,330				67,608				609,722	901.8%

(a)
Includes $2.0 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 6.638% for the period.
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
(6)
Ticket volume represents the number of product orders from new customer processed by JMB, Goldline, and PMPP during the period.
(7)
Ticket volume represents the total number of product orders from pre-existing customer processed by JMB, Goldline, and PMPP during the period.
(8)
Ticket volume represents the total number of product orders processed by JMB, Goldline, and PMPP during the period.

Segment Results — Direct-to-Consumer

Revenues — Direct-to-Consumer

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands, except performance metrics
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$590,075	100.000%	$126,226	100.000%	$463,849	367.5%
Performance Metrics:
Gold ounces sold	175,000		44,000		131,000	297.7%
Silver ounces sold	7,353,000		1,959,000		5,394,000	275.3%

Revenues for the three months ended March 31, 2022 increased $463.8 million, or 367.5%, to $590.1 million from $126.2 million in 2021. Excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, revenues for the three months ended March 31, 2022 increased $464.4 million or 370.6% to $589.7 million from $125.3 million in 2021. For the three months ended March 31, 2022 the increase in revenue was primarily due to JMB's activity, with revenue of $542.7 million for the three months ended March 31, 2022. The revenue of Goldline and PMPP, in the aggregate, decreased by $10.4 million as compared to the prior year period.

Gold ounces sold for the three months ended March 31, 2022 increased 131,000 ounces, or 297.7%, to 175,000 ounces from 44,000 ounces in 2021. Silver ounces sold for the three months ended March 31, 2022 increased 5,394,000 ounces, or 275.3%, to 7,353,000 ounces from 1,959,000 ounces in 2021. The increase in the segment’s precious metals ounces sold was primarily due to JMB activity, which accounted for 92.6% and 93.9% of total gold and silver ounces sold, respectively, for the three months ended March 31, 2022. The gold and silver ounces sold by Goldline and PMPP in the aggregate were relatively flat compared to the prior year period.

On average, the selling prices for gold increased by 7.6% and selling prices for silver decreased by 6.3% during the three months ended March 31, 2022 as compared to the prior year period.

The number of new customers for the three months ended March 31, 2022 increased 95,200, or 721.2% to 108,400 from 13,200 in 2021. The number of active customers for the three months ended March 31, 2022 increased 248,200 or 678.1%, to 284,800 from 36,600 in 2021. The number of total customers as of March 31, 2022 increased 334,400, or 20.5% to 1,968,200 from 1,633,800 as of March 31, 2021. The increases in the customer-based metrics were primarily due to our acquisition of JMB, in March 2021.

For the three months ended March 31, 2022, the Direct-to-Consumer ticket volume related to new customers increased by 37,539 tickets, or 322.0%, to 49,197 tickets from 11,658 tickets in 2021. For the three months ended March 31, 2022, the Direct-to-Consumer ticket volume related to pre-existing customers increased by 126,336 tickets, or 284.6%, to 170,727 tickets from 44,391 tickets in 2021. For the three months ended March 31, 2022, the Direct-to-Consumer total ticket volume increased by 163,875 tickets, or 292.4%, to 219,924 tickets from 56,049 tickets in 2021. The increase in ticket volume was primarily due to transactions generated by JMB.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands, except performance metrics
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,643,654	100.000%	$219,889	100.000%	$1,423,765	647.5%
Performance Metrics:
Gold ounces sold	468,000		75,000		393,000	524.0%
Silver ounces sold	21,914,000		2,562,000		19,352,000	755.3%

Revenues for the nine months ended March 31, 2022 increased $1,423.8 million, or 647.5%, to $1,643.7 million from $219.9 million in 2021. Excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, revenues for the nine months ended March 31, 2022 increased $1,429.6 million or 674.0% to $1,641.7 million from $212.1 million in 2021. The increase in revenue was primarily due to JMB activity, with revenue of $1,504.3 million for the nine months ended March 31, 2022, while revenue of Goldline and PMPP, in the aggregate, decreased by $12.1 million as compared to the prior year period.

Gold ounces sold for the nine months ended March 31, 2022 increased 393,000 ounces, or 524.0%, to 468,000 ounces from 75,000 ounces in 2021. Silver ounces sold for the nine months ended March 31, 2022 increased 19,352,000 ounces, or 755.3%, to 21,914,000 ounces from 2,562,000 ounces in 2021. The increase in the segment’s precious metals ounces sold was primarily due to JMB activity, which accounted for 91.7% and 93.8% of total gold and silver ounces sold, respectively, for the nine months ended March 31, 2022. The gold and silver ounces sold by Goldline and PMPP in the aggregate were relatively flat compared to the prior year period.

On average, the selling prices for gold decreased by 0.8% and selling prices for silver decreased by 8.8% during the nine months ended March 31, 2022 as compared to the prior year period.

The number of new customers for the nine months ended March 31, 2022 increased 167,100, or 1,121.5% to 182,000 from 14,900 in 2021. The number of active customers for the nine months ended March 31, 2022 increased 451,400, or 1,111.8% to 492,000 from 40,600 in 2021. The number of total customers as of March 31, 2022 increased 334,400, or 20.5% to 1,968,200 from 1,633,800 as of March 31, 2021. The increases in the customer-based metrics were primarily due to our acquisition of JMB, in March 2021.

For the nine months ended March 31, 2022, the Direct-to-Consumer ticket volume related to new customers increased by 127,373 tickets, or 825.4%, to 142,805 tickets from 15,432 tickets in 2021. For the nine months ended March 31, 2022, Direct-to-Consumer ticket volume related to pre-existing customers increased by 482,349 tickets, or 924.5%, to 534,525 tickets from 52,176 tickets in 2021. For the nine months ended March 31, 2022, the Direct-to-Consumer ticket volume increased by 609,722 tickets, or 901.8%, to 677,330 tickets from 67,608 tickets in 2021. The increase in ticket volume was primarily due to transactions generated by JMB.

Gross Profit — Direct-to-Consumer

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands, except performance metric
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$41,544	7.040%	$16,608	13.157%	$24,936	150.1%

Gross profit for the three months ended March 31, 2022 increased by $24.9 million, or 150.1%, to $41.5 million from $16.6 million in 2021. The increase in gross profit was due to JMB’s contribution, which accounted for $25.9 million or 103.9% of the increase, offset by a decrease in Goldline's gross profit.

For the three months ended March 31, 2022, the Company’s profit margin percentage decreased by 612 basis points to 7.040% from 13.157% in 2021. Excluding the impact of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, the Direct-to-Consumer segment's gross profit margin percentage decreased by 663 basis points to 7.045% from 13.677% in 2021. The decrease in the gross profit margin percentage was mainly driven by the addition of JMB which has lower direct-to-consumer margins than Goldline and PMPP, partially offset by improved gross profit percentages at Goldline and PMPP.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands, except performance metric
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$108,986	6.631%	$27,637	12.569%	$81,349	294.3%

Gross profit for the nine months ended March 31, 2022 increased by $81.3 million, or 294.3%, to $109.0 million from $27.6 million in 2021. The increase in gross profit was mainly due to JMB’s contribution, which accounted for $80.3 million or 98.7% of the increase.

For the nine months ended March 31, 2022, the Company’s profit margin percentage decreased by 593.8 basis points to 6.631% from 12.569% in 2021. Excluding the impact of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, the Direct-to-Consumer segment's gross profit margin percentage decreased by 643 basis points to 6.638% from 13.072% in 2021. The decrease in the gross profit margin percentage was mainly driven by the addition of JMB which has lower Direct-to-Consumer margins than Goldline and PMPP, partially offset by improved gross profit percentages at Goldline and PMPP.

Selling, General and Administrative Expense — Direct-to-Consumer

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(8,913)	(1.510%)	$(2,644)	(2.095%)	$6,269	237.1%

Selling, general and administrative expenses for the three months ended March 31, 2022 increased $6.3 million, or 237.1%, to $8.9 million from $2.6 million in 2021. The change was primarily due to JMB’s selling, general, and administrative activity of $6.5 million, partially offset by lower costs incurred by Goldline and PMPP.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(25,906)	(1.576%)	$(5,982)	(2.720%)	$19,924	333.1%

Selling, general and administrative expenses for the nine months ended March 31, 2022 increased $19.9 million, or 333.1%, to $25.9 million from $6.0 million in 2021. The change was primarily due to JMB’s selling, general, and administrative activity of $19.4 million.

Depreciation and amortization expense — Direct-to-Consumer

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(7,245)	(1.228%)	$(1,187)	(0.940%)	$6,058	510.4%

Depreciation and amortization expense for the three months ended March 31, 2022, increased $6.1 million, or 510.4%, to $7.2 million from $1.2 million in 2021. The change was primarily due to JMB’s depreciation and amortization expense of $6.1 million.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(23,140)	(1.408%)	$(1,593)	(0.724%)	$21,547	1,352.6%

Depreciation and amortization expense for the nine months ended March 31, 2022, increased $21.5 million, or 1,352.6%, to $23.1 million from $1.6 million in 2021. The change was primarily due to JMB’s depreciation and amortization expense of $21.5 million.

Interest expense — Direct-to-Consumer

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(703)	(0.119%)	$(45)	(0.036%)	$658	1462.2%

Interest expense for the three months ended March 31, 2022 increased $0.7 million to $0.7 million from $0.0 million in 2021. The increase is related to JMB’s product financing activity with A-Mark.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,062)	(0.125%)	$(45)	(0.020%)	$2,017	4,482.2%

Interest expense for the nine months ended March 31, 2022 increased $2.0 million to $2.1 million from $0.1 million in 2021. The increase is related to JMB’s product financing activity with A-Mark.

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC ("CFC"), AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”).

Overview of Results of Operations for the Three Months Ended March 31, 2022 and 2021

— Secured Lending Segment

The operating results of our Secured Lending segment for the three months ended March 31, 2022 and 2021 are as follows:

in thousands, except performance metrics
Three Months Ended March 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$3,043	100.000%	$2,170	100.000%	$873	40.2%
Interest expense	(2,347)	(77.128%)	(2,016)	(92.903%)	$331	16.4%
Selling, general and administrative expenses	(379)	(12.455%)	(792)	(36.498%)	$(413)	(52.1%)
Depreciation and amortization expense	(88)	(2.892%)	(88)	(4.055%)	$0	(—%)
Other income, net	543	17.844%	340	15.668%	$203	59.7%
Net income (loss) before provision for income taxes	$772	25.370%	$(386)	(17.788%)	$1,158	300.0%
Performance Metric:
Number of secured loans at period end(1)	2,697		1,571		1,126	71.7%

(1)
Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Nine Months Ended March 31, 2022 and 2021

— Secured Lending Segment

The operating results of our Secured Lending segment for the nine months ended March 31, 2022 and 2021 are as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$8,173	100.000%	$5,750	100.000%	$2,423	42.1%
Interest expense	(6,839)	(83.678%)	(5,483)	(95.357%)	$1,356	24.7%
Selling, general and administrative expenses	(1,230)	(15.050%)	(1,619)	(28.157%)	$(389)	(24.0%)
Depreciation and amortization expense	(264)	(3.230%)	(264)	(4.591%)	$0	(—%)
Other income, net	1,385	16.946%	904	15.722%	$481	53.2%
Net income (loss) before provision for income taxes	$1,225	14.988%	$(712)	(12.383%)	$1,937	272.1%
Performance Metric:
Number of secured loans at period end(1)	2,697		1,571		1,126	71.7%

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands, except performance metric
Three Months Ended March 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$3,043	100.000%	$2,170	100.000%	$873	40.2%
Performance Metric
Number of secured loans at period-end	2,697		1,571		1,126	71.7%

Interest income for the three months ended March 31, 2022 increased $0.9 million, or 40.2%, to $3.0 million from $2.2 million in 2021. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances during the current period as compared to the average monthly loan balances for the prior year period. The number of secured loans outstanding increased by 1,126 or 71.7% to 2,697 from 1,571 as of March 31, 2021.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands, except performance metric
Nine Months Ended March 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$8,173	100.000%	$5,750	100.000%	$2,423	42.1%
Performance Metric
Number of secured loans at period-end	2,697		1,571		1,126	71.7%

Interest income for the nine months ended March 31, 2022 increased $2.4 million, or 42.1%, to $8.2 million from $5.8 million in 2021. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances during the current period as compared to the average monthly loan balances for the prior year period. The number of secured loans outstanding increased by 1,126 or 71.7% to 2,697 from 1,571 as of March 31, 2021.

Interest Expense — Secured Lending

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,347)	(77.128%)	$(2,016)	(92.903%)	$331	16.4%

Interest expense for the three months ended March 31, 2022 increased $0.3 million, or 16.4% to $2.3 million from $2.0 million in 2021. The increase in interest expense is driven by the value of our secured loan portfolio, which is primarily financed through the Notes and Trading Credit Facility. As compared to the same year-ago period, interest expense related to the Notes and our Trading Credit Facility increased $0.2 million and loan servicing costs increased $0.2 million.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(6,839)	(83.678%)	$(5,483)	(95.357%)	$1,356	24.7%

Interest expense for the nine months ended March 31, 2022 increased $1.4 million, or 24.7% to $6.8 million from $5.5 million in 2021. The change in interest expense is driven by the value of our secured loan portfolio, which is primarily financed through the Notes and our Trading Credit Facility. As compared to the same year-ago period, interest expense related to the Notes and our Trading Credit Facility increased $0.8 million and loan servicing costs increased $0.6 million.

Selling, General and Administrative Expenses — Secured Lending

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(379)	(12.455%)	$(792)	(36.498%)	$(413)	(52.1%)

Selling, general, and administrative expenses for the three months ended March 31, 2022 decreased $0.4 million, or 52.1%, to $0.4 million from $0.8 million in 2021. The decrease was mainly driven by lower compensation expense.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(1,230)	(15.050%)	$(1,619)	(28.157%)	$(389)	(24.0%)

Selling, general, and administrative expenses for the nine months ended March 31, 2022 decreased $0.4 million, or 24.0%, to $1.2 million from $1.6 million in 2021. The decrease was mainly driven by lower compensation expense.

Other Income, net — Secured Lending

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands
Three Months Ended March 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$543	17.844%	$340	15.668%	$203	59.7%

Other income, net for the three months ended March 31, 2022 increased $0.2 million, or 59.7% to $0.5 million from $0.3 million in 2021. The increase was due to higher royalty income earned.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands
Nine Months Ended March 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$1,385	16.946%	$904	15.722%	$481	53.2%

Other income, net for the nine months ended March 31, 2022 increased $0.5 million, or 53.2% to $1.4 million from $0.9 million in 2021. The increase was due to higher royalty income earned.

NON-GAAP MEASURES

Adjusted net income before provision for income taxes and adjusted net income before provision for income taxes per diluted share

Overview

In addition to our results determined in accordance with U.S. GAAP, we believe the below non-GAAP measures are useful in evaluating our operating performance. We use the financial measures “adjusted net income before provision for income taxes” and "adjusted net income before provision for income taxes per diluted share" to present our pre-tax earnings from on-going business operations. These measures do not have standardized definitions and are not prepared in accordance with U.S. GAAP. The items excluded from these financial measures may have a material impact on our financial results. Certain of those items are non-recurring, while others are non-cash in nature. Accordingly, these non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with U.S. GAAP.

Reconciliation

We calculate these non-GAAP measures by eliminating from net income before provision for income taxes and diluted net income per common share the impact of items we do not consider indicative of our ongoing operations. We eliminate the impact of the following four items: (i) remeasurement gains or losses; (ii) acquisition expenses; (iii) amortization expenses related to intangible assets acquired; and (iv) depreciation expense. The following tables reconcile this non-GAAP financial measure to its most closely comparable U.S. GAAP measure on our financial statements for the three and nine months ended March 31, 2022 and 2021.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

in thousands, except for share and per share data
Three Months Ended March 31,	2022	2021	$	%
	$	$	Increase/ (decrease)	Increase/ (decrease)
Net income before provision for income taxes	$45,921	$86,780	$(40,859)	(47.1%)
Adjustments:
Remeasurement gain on pre-existing equity interest	—	(26,306)	$(26,306)	(100.0%)
Acquisition costs	836	2,196	$(1,360)	(61.9%)
Amortization of acquired intangibles	7,188	1,140	$6,048	530.5%
Depreciation expense	360	348	$12	3.4%
Adjusted net income before provision for income taxes (non-GAAP)	$54,305	$64,158	$(9,853)	(15.4%)

Net income per diluted share reconciliation:
Diluted earnings per share	$3.06	$8.84	$(5.78)	(65.4%)
Non-GAAP adjustments:
Remeasurement gain on pre-existing equity interest	—	(3.03)	$(3.03)	(100.0%)
Acquisition costs	0.07	0.25	$(0.18)	(72.0%)
Amortization of acquired intangibles	0.59	0.13	$0.46	353.8%
Depreciation expense	0.03	0.04	$(0.01)	(25.0%)
Income tax expense (1)	0.69	1.13	$(0.44)	(38.9%)
Net income attributable to noncontrolling interests	0.01	0.04	$(0.03)	(75.0%)
Adjusted net income before provision for income taxes per diluted share (non-GAAP)	$4.45	$7.40	$(2.95)	(39.9%)

Weighted average shares outstanding:
Diluted	12,212,900	8,668,300	3,544,600	40.9%

(1) The income tax expense adjustment is based on the effective tax rate for the period.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2021

in thousands, except for share and per share data
Nine Months Ended March 31,	2022	2021	$	%
	$	$	Increase/ (decrease)	Increase/ (decrease)
Net income before provision for income taxes	$119,406	$128,797	$(9,391)	(7.3%)
Adjustments:
Remeasurement gain on pre-existing equity interest	—	(26,306)	$(26,306)	(100.0%)
Acquisition costs	889	2,576	$(1,687)	(65.5%)
Amortization of acquired intangibles	22,932	1,457	$21,475	1,473.9%
Depreciation expense	1,145	1,037	$108	10.4%
Adjusted net income before provision for income taxes (non-GAAP)	$144,372	$107,561	$36,811	34.2%

Net income per diluted share reconciliation:
Diluted earnings per share	$7.84	$13.61	$(5.77)	(42.4%)
Non-GAAP adjustments:
Remeasurement gain on pre-existing equity interest	—	(3.30)	$(3.30)	(100.0%)
Acquisition costs	0.07	0.32	$(0.25)	(78.1%)
Amortization of acquired intangibles	1.89	0.19	$1.70	894.7%
Depreciation expense	0.09	0.13	$(0.04)	(30.8%)
Income tax expense (1)	1.97	2.38	$(0.41)	(17.2%)
Net income attributable to noncontrolling interests	0.03	0.15	$(0.12)	(80.0%)
Adjusted net income before provision for income taxes per diluted share (non-GAAP)	$11.89	$13.48	$(1.59)	(11.8%)

Weighted average shares outstanding:
Diluted	12,137,600	7,980,700	4,156,900	52.1%

(1) The income tax expense adjustment is based on the effective tax rate for the period.

Adjustments

Remeasurement gains or losses. This adjustment relates to our acquisition in March 2021 of the 79.5% of the equity interest in JMB that was not previously owned by us. When we acquire control of a business for which we had previously owned a noncontrolling equity interest, we are required to estimate the fair value of our pre-existing equity investment and record the change in its value as a remeasurement gain or loss, which we present on the face of our consolidated statements of income. Remeasurement gains and losses are recorded upon the completion of an acquisition. We exclude these types of remeasurement gains and losses when we evaluate our on-going operational performance and to facilitate comparison of period-to-period operational performance. For additional information about our acquisition of JMB, see Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended 2021.

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

Amortization of purchased intangibles. Amortization expense of purchased intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions. Management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business. Amortization of purchased intangible assets will recur in future periods. For additional information about the amortization of our purchased intangibles, see Note 9 to the Company’s condensed consolidated financial statements.

Depreciation expense. Depreciation expense is calculated using a straight-line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Due to depreciation expense being non-cash in nature, management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business. See Note 8 to the Company’s condensed consolidated financial statements.

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of March 31, 2022, approximately 82.9% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

We may also raise funds through the public or private offering of equity or debt securities, although there is no assurance that we will be able to do so at the times and in the amounts required. We have an effective universal shelf registration statement, on file with the Securities and Exchange Commission for this purpose, under which we may issue approximately $69.5 million worth of securities at this time through March 2024.

We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements and draws upon and pays down its lines of credit so as to minimize interest expense. (See Note 15 to the Company’s condensed consolidated financial statements.)

Lines of Credit

in thousands
	March 31, 2022	June 30, 2021	March 31, 2022 Compared to June 30, 2021
Lines of credit	$255,000	$185,000	$70,000

Effective December 21, 2021, A-Mark entered into a three-year committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of March 31, 2022, the Trading Credit Facility provided the Company with access up to $350.0 million. The credit facility has a termination date of December 21, 2024.

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	March 31, 2022	June 30, 2021	March 31, 2022 Compared to June 30, 2021
Notes payable	$93,859	$93,249	$610

On September 14, 2018, AM Capital Funding, LLC (“AMCF”), a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "Notes".) The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%. The Notes have a maturity date of December 15, 2023.

As of March 31, 2022, the consolidated aggregate carrying balance of the Notes was $93.9 million (which excludes the $5.0 million portion of the Class B Notes that the Company retained), and the remaining unamortized loan cost balance was approximately $1.1 million, which is amortized using the effective interest method through the maturity date. (See Note 15 to the Company’s condensed consolidated financial statements.)

Liabilities on Borrowed Metals

in thousands
	March 31, 2022	June 30, 2021	March 31, 2022 Compared to June 30, 2021
Liabilities on borrowed metals	$67,824	$91,866	$(24,042)

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

Product Financing Arrangements

in thousands
	March 31, 2022	June 30, 2021	March 31, 2022 Compared to June 30, 2021
Product financing arrangements	$199,447	$201,028	$(1,581)

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

Secured Loans Receivable

in thousands
	March 31, 2022	June 30, 2021	March 31, 2022 Compared to June 30, 2021
Secured loans receivable	$145,838	$112,968	$32,870

CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins that affords our customers a convenient means of financing their inventory or collections. (See Note 5 to the Company’s condensed consolidated financial statements.) AMCF also purchases and holds secured loans from CFC to meet its collateral requirements related to the Notes (See Note 15 to Company’s condensed consolidated financial statements.) Most of the Company's secured loans are short-term in nature. The renewal of these instruments is at the discretion of the Company and, as such, provides us with some flexibility in regard to our capital deployment strategies.

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

The following summarizes components of our condensed consolidated statements of cash flows for the nine months ended March 31, 2022 and 2021:

in thousands
Year Ended	March 31, 2022	March 31, 2021	March 31, 2022 Compared to March 31, 2021
Net cash used in operating activities	$(75,702)	$(155,448)	$79,746
Net cash used in investing activities	$(40,721)	$(118,304)	$77,583
Net cash provided by financing activities	$43,567	$260,193	$(216,626)

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) investing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing. The primary reason for the decrease in net cash used in operating activities was due to increased cash generated from net income, adjusted for noncash items, and changes in working capital. Net cash used in investing activities decreased as a result of lower acquisition activity and loan originations. The primary reason for the decrease in net cash provided by financing activities was due to a decrease in the use of short-term debt financing, as well as the absence of proceeds from a public offering of common stock.

Net cash used in operating activities

Operating activities used $75.7 million and $155.4 million in cash for the nine months ended March 31, 2022 and 2021, respectively, representing a $79.7 million decrease in cash used compared to the nine months ended March 31, 2021. The decrease in cash used was primarily driven by increased net income adjusted for noncash items, and changes in working capital, which includes the balances of accounts payable, precious metals held under financing arrangements, derivative assets and liabilities, and liabilities on borrowed metals, partially offset by changes in the balances of inventories, deferred revenue and other advances, and income tax payable.

Net cash used in investing activities

Investing activities used $40.7 million and $118.3 million in cash for the nine months ended March 31, 2022 and 2021, respectively, representing a $77.6 million decrease in the use of cash compared to the nine months ended March 31, 2021. This period over period decrease in cash used was primarily due to the lower investing cash outflows associated with acquisitions during the current year, in which the prior year activity included the Company's $62.2 million incremental acquisition of JMB, and lower investing cash outflows of $17.3 million associated with the acquisition and origination of secured loans in the current period.

Net cash provided by financing activities

Financing activities provided $43.6 million and $260.2 million in cash for the nine months ended March 31, 2022 and 2021, respectively, representing a $216.6 million decrease in cash provided compared to the nine months ended March 31, 2021. This period over period decrease was primarily due to the change in cash used by product financing arrangements of $177.0 million, and the absence of proceeds from a public offering of common stock of $75.3 million, offset by higher cash inflows of $40.0 million associated with borrowings under lines of credit.

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

CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

Counterparty Risk

We face counterparty risks in our Wholesale Sales and Ancillary Services segment. We manage these risks by setting credit and position risk limits with our trading counterparties, including gross position limits for counterparties engaged in sales and purchase transactions and inventory consignment transactions with us, as well as collateral limits for different types of sale and purchase transactions that counterparties may engage in from time to time.

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

Our policy is to substantially hedge our underlying precious metal commodity inventory position. We regularly enter into metals commodity forward and futures contracts with financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. We also maintain relationships with major market makers in every major precious metals dealing center, which allows us to enter into contracts with market makers. Our forwards contracts open at March 31, 2022 are scheduled to settle within 60 days. Futures positions do not have settlement dates. The Company typically uses futures contracts for its shorter-term hedge positions and forward contracts for longer term hedge positions.

The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC 815".) Unrealized gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as derivative assets or liabilities. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures are recorded in cost of sales.

The Company’s net gains on derivative instruments for the three months ended March 31, 2022 and 2021, totaled $7.0 million and $4.1 million, respectively. The Company’s net losses on derivative instruments for the nine months ended March 31, 2022 and 2021, totaled $8.3 million and $117.6 million, respectively. These net gains and losses on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of March 31, 2022 and June 30, 2021:

in thousands
	March 31, 2022	June 30, 2021
Inventories	$764,263	$458,019
Precious metals held under financing arrangements	87,450	154,742
	851,713	612,761
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(1,108)	(406)
Premium on metals position	(20,353)	(11,017)
Precious metal value not hedged	(21,461)	(11,423)

	830,252	601,338

Commitments at market:
Open inventory purchase commitments	950,825	987,926
Open inventory sales commitments	(861,977)	(590,156)
Margin sale commitments	(12,639)	(7,322)
In-transit inventory no longer subject to market risk	(23,965)	(16,707)
Unhedgeable premiums on open commitment positions	9,073	8,638
Borrowed precious metals	(67,824)	(91,866)
Product financing arrangements	(199,447)	(201,028)
Advances on industrial metals	55	287
	(205,899)	89,772

Precious metal subject to price risk	624,353	691,110

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	299,310	175,352
Precious metals futures contracts at market values	323,211	514,240
Total market value of derivative financial instruments	622,521	689,592

Net precious metals subject to commodity price risk	$1,832	$1,518

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At March 31, 2022, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

Commitments and Contingencies

Refer to Note 16 to the Company’s condensed consolidated financial statements for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2022 and June 30, 2021, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands
	March 31, 2022	June 30, 2021
Purchase commitments	$950,825	$987,926
Sales commitments	$(861,977)	$(590,156)
Margin sales commitments	$(12,639)	$(7,322)
Open forward contracts	$299,310	$175,352
Open futures contracts	$323,211	$514,240
Foreign exchange forward contracts	$17,042	$6,541

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

The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. (See Note 12 to the Company’s condensed consolidated financial statements.)

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

Inventory includes amounts borrowed from suppliers and customers arising from various arrangements including unallocated metal positions held by customers in the Company’s inventory, amounts due to suppliers for the use of consigned inventory, metals held by suppliers as collateral on advanced pool metals, as well as shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12 to the Company’s condensed consolidated financial statements.)

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

Income Taxes

As part of the process of preparing the Company’s condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s condensed consolidated balance sheets. (See Note 13 to the Company’s condensed consolidated financial statements for more information on the Company’s accounting for income taxes.)

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

ITEM 1A. RISK FACTORS

Risks Relating to Market Trends and Global Events

The demand for our products and our profitability ultimately depends on preferences and perceptions regarding the desirability of owning precious metals, but those preferences and perceptions are subject to change.

While the Company operates at both the wholesale and direct-to-consumer levels, the demand for our products is dependent upon the perceptions and preferences in the global market regarding the ownership of precious metals and numismatics. These perceptions and preferences depend on a variety of factors, including world events (as discussed more fully below), business and economic conditions, inflationary and other currency related trends and alternative investment opportunities. All such factors may change over time and as a consequence the results of our operations, profitability and stock price may vary over both the short and the long term.

Our profitability and stock price have recently risen to historically unprecedented levels, but may in the future revert to more normalized levels.

The consequences of the COVID-19 pandemic and other global and macroeconomic events have had an overall positive effect on the demand for our products and ancillary services, the margins that we are able to realize on our products and services and our overall profitability. Our stock price has responded favorably to these unprecedented circumstances as well. While it is not possible to predict with any accuracy future market trends, our business may revert at some point to levels more closely in line with industry activity prior to the COVID-19 outbreak, particularly in the direct-to-consumer business of the Company and its recently acquired JMB subsidiary. If that were to occur our profitability and the price of our stock could return to more normalized levels as well.

We regularly seek to innovate and to anticipate market changes, but there is no assurance that we will be successful in doing so.

We are alert to the special sensitivity of our business to economic, social and political trends and events, and we attempt to project their effects on our business over the long term. So, for example, we have been placing increasing emphasis on our direct-to-consumer business, in anticipation that the economic uncertainties, market volatilities and global challenges that we face will continue to make investment in precious metals and numismatics more attractive to individual consumers. There can be no assurance, however, that we will be correct in our assessments of market trends or evolving business and consumer preferences, or that, even if our judgments are correct, our response to projected trends and preferences will be timely or effective. Moreover, because of the sensitivity of our business to macro-economic, social and political circumstances, there may be no effective strategy to insulate us from the adverse effects that these circumstances could have on our business.

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

The Trading Credit Facility requires us to comply with customary affirmative and negative covenants, and with a variety of financial covenants, including a minimum working capital requirement; a fixed charge coverage ratio; a ratio of total recourse debt to consolidated tangible net worth; and limitations on the amount of ownership-based financings (as defined). Upon the occurrence of an event of default under the Trading Credit Facility that was not cured or waived pursuant to the terms of the Trading Credit Facility, the lenders under the Trading Credit Facility could elect to declare all amounts outstanding under the Trading Credit Facility to be due and payable immediately. Further, lenders holding at least 66.67% of the revolving commitments under the Trading Credit Facility may require us to repay all outstanding indebtedness under the Trading Credit Facility at any time, even if we are in compliance with the financial and other covenants under the Trading Credit Facility. After such demand, each lender with a revolving loan commitment may, but is not obligated to, make revolving loans until the termination date of the Trading Credit Facility.

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

We are subject to fluctuations in interest rates based on the variable interest terms of the Trading Credit Facility, and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the Trading Credit Facility.

Loans under our credit facility may bear interest based on SOFR, but experience with SOFR based loans is limited.

Revolving loans under the Trading Credit Facility are at our option either Based Rate Loans that bear interest at a base rate plus a prescribed margin, or SOFR Loans that bear interest at rates selected by us based on the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (SOFR) plus prescribed margins. The use of SOFR based rates is intended to replace rates based on the London interbank offered rate ("LIBOR"), and reflects the cessation of the publication of LIBOR rates previously announced by regulators in the United Kingdom and the discontinuation of the use of LIBOR in the financial markets. The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we experienced under our prior Trading Credit Facility, where interest rates were based on LIBOR. Also, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In particular, if the agent under the Trading Credit Facility determines that SOFR Rates cannot be determined or the agent or the lenders determine that SOFR based rates do not adequately reflect the cost of funding the SOFR Loans, outstanding SOFR Loans will be converted into Base Rate Loans. This could result in increased borrowing costs for the Company.

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

We will require adequate sources of liquidity to fund both our existing business and our strategy for expansion, evidenced most recently by our acquisition of JMB. Currently, our main sources of liquidity are the cash that we generate from operations, our borrowing availability under the Trading Credit Facility, and the proceeds from our securitization transaction through our subsidiary AM Capital Funding LLC ("AMCF"). There can be no assurance that these sources will be adequate to support the growth that we are hoping to achieve or that additional sources of financing for this purpose, in the form of additional debt or equity financing, will be available to us, on satisfactory terms or at all. Also, the Trading Credit Facility contains, and any future debt financing is likely to contain, various financial and other restrictive covenants. The need to comply with these covenants may limit our ability to implement our growth initiatives.

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

Recently, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls, and could impose further sanctions and controls, against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. It is not possible to predict the broader consequences of this conflict, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy, and its impact on us. We could benefit from the resulting uncertainty and instability, as it may encourage investors to seek perceived safety in the ownership of precious metals. On the other hand, we have a sales operation in Austria and have significant business in Germany and other parts of Europe that could be materially and adversely affected by prolonged or expanded military activity in that region. More generally, a depressing effect on the global economy as a consequence of the military action in Ukraine could similarly dampen our business activity and reduce the demand for our products and services.

The Company has experienced outsized growth in its revenues and operating profits since the onset of the COVID-19 pandemic, but there can be no assurance that this level of performance will continue, and its performance may drop as the pandemic and its related effects subside.

The recent growth of the business of the Company generally, and the business of its recently acquired JMB subsidiary in particular, may be attributed to the unprecedented uncertainties and volatility in the financial markets resulting from the COVID-19 pandemic, its effects on the economy and the related government responses. Other contemporary events and circumstances, including political polarization and global instability, may also have been contributing factors to the recent growth of the business of the Company. In this environment, consumers may have sought perceived financial safety in precious coins and metals.

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
•
We require a regular supply of newly minted coins and other numismatics in the conduct of our coin and bar and retail businesses. Our AM&ST Associates, LLC ("AMST") subsidiary supplies a portion of our requirements for silver products. We are also dependent on the production of gold and silver mints around the world for the supply of the majority of our product requirements. Many mints, and refineries that supply gold and silver for the mints, reduced the capacity of their operations during the COVID-19 crisis, and most major mints continue to operate at reduced capacity due to COVID-19 protocols and related workforce shortages. As a result we have experienced periods when precious metals products were unavailable to us. Any uncertainty regarding the availability of coin and other products could make it difficult for us to commit to future delivery, could make it more difficult for us to forecast and plan for our coin and bar operations and could otherwise adversely impact this aspect of our business.
•
Mints and refineries, including our AMST subsidiary, rely on specialized, armored vehicles provided by third party commercial services to transport precious metals and numismatics. We also rely on these transportation services to transport our products to and from our customers and from the mints and our other suppliers. During the COVID-19 pandemic, mints, refineries, and we have faced transportation challenges and increased transportation costs. Constraints on transportation capacity could impact product availability and higher transportation costs may in the future adversely affect our sales and profitability.

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

Our AMST subsidiary, which operates our SilverTowne, Mint depends on critical pieces of equipment which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures or business interruptions. AMST’s facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, accidents or violent weather conditions. AMST has insurance to cover certain of the risks associated with equipment damage and resulting business interruption, but there are certain events that would not be covered by insurance, and there can be no assurance that insurance will continue to be available on acceptable terms.

AMST's ability to continue to expand the scope of its services and customer base depends in part on its ability to increase the size of its skilled labor force. The inability to employ or retain skilled technical personnel could adversely affect AMST’s operating results. In the past, the demand for skilled personnel has been high and the supply limited.

Interruptions in AMST's processing and production capabilities and shutdowns resulting from unanticipated events, or its inability to adequately staff its operations, could adversely affect our business.

We have in the past engaged, and continue to engage, in transactions with Stack’s Bowers, an affiliate of the Company, which could be perceived as not being made at arms-length.

Stack’s-Bowers Numismatics, LLC ("Stack's Bowers"), which is primarily engaged in the business of auctions of high-value and rare coins and in coin retailing, is a wholly-owned subsidiary of Spectrum Group International, Inc. ("SGI"), our former parent and a related party. We have engaged in the past, and continue to engage, in transactions with Stack’s Bowers. These transactions include secured lending transactions in which Stack’s Bowers is the borrower, and other transactions involving the purchase and sale of rare coins, including with JMB. SGI and the Company have a common chief executive officer, and the chief executive officer and the general counsel of the Company are board members of SGI. In addition, a majority of the board of directors of the Company has retained an ownership interest in SGI that in the aggregate represents a controlling interest in SGI. All transactions between the Company and Stack’s Bowers are approved by our Audit Committee, and we believe that all such transactions are on terms no less favorable to the Company than would be obtained from an unaffiliated third party. Nonetheless, these transactions could be perceived as being conflicted.

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

Our lenders under our Trading Credit Facility have approved our Logistics facility as an authorized depository. If that approval were to be withdrawn for any reason, we would no longer be able to keep inventory at that location, which would substantially limit our ability to conduct business from that facility.

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

Our Direct-to-Consumer businesses operates in a highly competitive environment.

JMB and Goldline face competition from other specialty online precious metal and coin sites, as well as from traditional precious metal retail brokers and coin stores. In addition, certain general online merchandisers such as eBay also offer collectible coins and bullion for sale, and other major online retailers, with financial and marketing resources, name recognition and a customer base that are far greater than those that are available to JMB and Goldline, may in the future enter this market. Competition is based upon the demand and availability of coin and bullion product, price, delivery times, convenience and customer service. There can be no assurance that JMB and Goldline will be able to compete effectively with other retail sources and channels for precious coin and bullion, especially if the demand for these products were to contract from its current record high levels.

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

A primary driver of A-Mark’s profitability is volatility in commodities prices, which leads to wider bid and ask spreads. Among the factors that can impact the price of precious metals are supply and demand of precious metals; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators such as hedge funds. If commodity prices were to stagnate, there would likely be a reduction in trading activity, resulting in less demand for the services A-Mark provides, and spreads would likely decrease, which could materially adversely affect our profitability.

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

A-Mark’s precious metals inventory is subject to market value changes created by changes in the underlying commodity price, as well as supply and demand of the individual products the Company trades. In addition, open sale and purchase commitments are subject to changes in value between the date the purchase or sale is fixed (the trade date) and the date metal is delivered or received (the settlement date). A-Mark seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. A-Mark’s policy is to remain substantially hedged as to its inventory position and its individual sale and purchase commitments. A-Mark’s management monitors its hedged exposure daily. However, there can be no assurance that these hedging activities will be adequate to protect the Company against commodity price risks associated with A-Mark’s business activities.

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

The Company buys and sells precious metals contracts on commodity exchanges around the world, both in support of its customer operations and to hedge its inventory and transactional exposure against fluctuations in commodity prices. The Company’s ability to engage in these activities would be compromised if the exchanges on which the Company trades or any of their clearinghouses were to discontinue operations or to experience disruptions in trading, due to computer problems, unsettled markets, sanctions against commodity exporting countries or other factors. For example, if there were to be disruptions in the supply chain for gold, silver, platinum or palladium, similar to what the market for nickel is currently experiencing as a consequence of the war in Ukraine and the Russian sanctions, our ability to buy and sell these metals on the commodity exchanges would be materially and adversely affected.

The Company may also experience disruption and risk of loss if futures commission merchants or commodity brokers with whom the Company deals were to become insolvent or bankrupt.

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

The SEC has promulgated rules mandated by the Dodd-Frank Act regarding disclosure, on an annual basis, of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo ("DRC") or an adjoining country and whether such minerals helped finance the armed conflict in the DRC.

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

For other risks related to government regulation, see “Risk Factors of General Applicability — We are subject to other laws and regulations,” below.

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

Our Direct-to-Consumer business currently has limited international operations which would subject it to the GDPR. Our Wholesale Sales and Ancillary Services segment maintains an office in Vienna, Austria that provides marketing support services for its international (including EU) customers. We have evaluated the new regulation and its requirements, and believe we are currently in compliance with the GDPR in all material respects. Going forward, however, the expansion of our international operations could require us to change our business practices and may increase the costs and complexity of compliance. Also, a violation by the Company of this regulation could expose us to penalties and sanctions under the regulation.

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

In addition, effective on October 1, 2019, existing Nevada law was amended by a bill that requires operators of websites and online services to post a notice on their websites regarding their privacy practices. The bill requires operators of internet websites or online services to establish a designated request address through which a consumer may submit a verified request directing such operators not to make any sale of covered information collected about the consumer. The “covered information” regulated by the bill is defined to include an enumerated list of items of personally identifiable information (including names, addresses, email addresses, phone numbers, social security numbers and identifiers that allow a specific person to be contacted). Virginia, Colorado, and Utah have recently passed similar data privacy laws, which come into effect in 2023.

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

For other risks related to taxation, see “Risk Factors of General Applicability — We are subject to other laws and regulations— Changes in U.S. tax law could adversely affect our business,” below.

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

The failure by lead providers or marketing affiliates to comply with applicable laws or regulations, or any changes in laws or regulations applicable to lead providers or marketing affiliates or changes in the interpretation or implementation of such laws or regulations, could have an adverse effect on our business and could increase negative perceptions of our business and industry. Additionally, the use of lead providers and marketing affiliates could subject us to additional regulatory cost and expense. If our ability to use lead providers or marketing affiliates were to be impaired, our business could be materially adversely affected.

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

Our advertising and marketing materials and disclosures related to our Direct-to-Consumer and Secured Lending segments have been and continue to be subject to regulatory scrutiny.

In the jurisdictions where our Direct-to-Consumer business operates, our advertising and marketing activities and disclosures are subject to regulation under various industry standards, borrower protection laws, and other applicable laws and regulations. Consistent with the lending industry as a whole, our advertising and marketing materials have come under increased scrutiny.

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

There can be no assurance that the Company will resume paying dividends on a regular basis. If the Board of Directors were to determine not to pay dividends in the future, stockholders would not receive any further return on an investment in our capital stock in the form of dividends and may obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

In August 2021, the Company paid a special cash dividend to our stockholders, as a consequence in part of the Company's favorable performance during the preceding periods. There is no assurance that any such special dividend will be paid in the future, and if made, the timing and amount of any such dividend.

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

Our board and management beneficially own a sizeable percentage of our common stock and therefore have the ability to exert substantial influence as stockholders.

Members of our board and management beneficially own approximately 25% of our outstanding common stock. Acting together in their capacity as stockholders, the board members and management could exert substantial influence over matters on which a stockholder vote is required, such as the approval of business combination transactions. Also because of the size of their beneficial ownership, the board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on stockholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public stockholders to influence the affairs of the Company.

Risk Factors of General Applicability

If our customer data were breached, we could suffer damages and loss of reputation.

We maintain significant amounts of customer data on our systems, and certain third party providers have access to confidential data concerning the Company. A breach of customer data maintained by the Company or third party providers could damage our reputation and result in costs, fines and lawsuits. Our procedures to protect against unauthorized access to secured data may be inadequate to safeguard against all data security breaches.

The Company’s failure or inability to protect its intellectual property could harm its competitive position.

The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to protect its business, services, know-how and information. The Company’s patent, trademarks or service marks may be challenged or found to be unenforceable, and contractual arrangements to protect our intellectual property may be insufficient to prevent its misappropriation. If that were the case, the Company’s competitive position would suffer.

Third parties may assert violations of their intellectual property rights against the Company.

Third parties may currently have, or may be issued, patents upon which the technologies used by the Company infringe. The Company could incur significant costs to defend infringements claims, regardless of their validity, or could be required to develop non-infringing technology at considerable expense or be compelled to enter into expensive royalty or license agreements. For example, JMB was compelled to expend significant resources as a consequence of litigation in which it was accused of infringement prior to its acquisition by the Company.

We are subject to other laws and regulations.

In addition to matters discussed above, we are subject to various laws, and regulations, both domestic and foreign, as well as responsible business, social and environmental practices, which may change from time to time. Failure to comply with applicable laws and regulations or implement responsible business practices could subject us to damage to our reputation, lawsuits, criminal exposure, or increased cost of regulatory compliance.

Changes in U.S. tax law could adversely affect our business.

Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws or regulations may be enacted under existing or new tax laws. This could result in an increase in our tax liability or require changes in our business in order to mitigate any adverse effects of changes in tax laws.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 500,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. As of March 31, 2022, no shares had been repurchased under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Exhibit Table Item No.	Description of Exhibit
10.1 *

First Amendment to Credit Agreement (the “Credit Agreement”), dated December 21, 2021, among the Company, the other loan parties party thereto, CIBC Bank USA, as agent and joint lead arranger, Coöperatieve Rabobank U.A., Axos Bank, Brown Brothers Harriman, California Bank & Trust and First Foundation Bank as joint lead arrangers, and the various financial institutions party thereto as lenders.

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

A-MARK PRECIOUS METALS, INC.
Date:	May 6, 2022	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	May 6, 2022	By:	/s/ Kathleen Simpson-Taylor
			Name:	Kathleen Simpson-Taylor
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	May 6, 2022
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	May 6, 2022
Kathleen Simpson-Taylor	(Principal Financial Officer)