Form 10-K
period 2022-06-30
A-Mark Precious Metals, Inc.
filed 2022-09-02
CIK 1591588

3

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-36347

A-MARK PRECIOUS METALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	11-2464169 (IRS Employer I.D. No.)

2121 Rosecrans Ave. Suite 6300
El Segundo, CA 90245

(Address of principal executive offices) (Zip Code)

(310) 587-1477

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	AMRK	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on December 31, 2021, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $522,917,978. Shares of common stock known to be owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

As of August 23, 2022, the registrant had 23,383,221 shares of common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders, scheduled to be held on October 27, 2022, are incorporated into Part III.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2022

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

A-Mark believes it has one of the largest customer bases in each of its markets and provides one of the most comprehensive offerings of products and services in the precious metals trading industry. Our global customer base, spanning five continents, includes mints, manufacturers and fabricators, refiners, coin and bullion dealers, e-commerce retailers, banks and other financial institutions, commodity brokerage houses, industrial users of precious metals, investors, collectors, and retail customers.

A-Mark believes its businesses largely function independently of the price movement of the underlying commodities. However, factors such as global economic activity or uncertainty, including as a consequence of the COVID-19 pandemic, and inflationary trends, which affect market volatility, have the potential to impact demand, volumes, and margins.

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

In 2005, the Company launched Collateral Finance Corporation ("CFC"), a wholly-owned subsidiary, for the purpose of making secured loans primarily collateralized by bullion and numismatic material. Since then, CFC has expanded the value of its aggregate loan portfolio and number of its customers and makes secured loans collateralized by graded sport cards and sports memorabilia. CFC has achieved its growth through both loan origination and acquisitions of loan portfolios from wholesale customers of A-Mark.

The Company opened an overseas office in Vienna, Austria in 2009, for the purpose of marketing A-Mark's goods and services in the international markets. The office operates through A-Mark Trading AG ("AMTAG"), a wholly-owned subsidiary of the Company. In 2012, the Company formed Transcontinental Depository Services, LLC. ("TDS"), a wholly-owned subsidiary, for the purpose of providing customers with turn-key global storage solutions for their precious metal products.

In July 2015, the Company launched its Las Vegas-based logistics fulfillment center, A-M Global Logistics, LLC. ("AMGL" or "Logistics"), a wholly-owned subsidiary, for the purpose of providing our customers a platform of complementary services, including packaging, shipping, handling, receiving, processing, and inventorying of precious metals and custom coins on a secure basis.

In August 2016, the Company formed a joint venture, AM&ST Associates, LLC. ("AMST"), with SilverTowne, L.P., an Indiana-based fabricator of silver bullion products, for the purpose of acquiring and operating SilverTowne, L.P.'s minting business unit ("SilverTowne Mint" or the "Mint"). Since the formation of AMST, the Company has invested in minting equipment and fabrication tools to expand output capabilities, increase production efficiencies and improve product quality, and has leveraged the Mint’s fabrication capabilities and coin die portfolio to expand our custom coin programs, as well as to introduce new custom products for individual customers. In April 2021, the Company purchased the 31% interest in AMST previously held by the joint venture partner and now owns 100% of AMST.

In August 2017, the Company acquired substantially all of the assets of Goldline, LLC, a direct retailer of precious metals to the investor community, and now conducts those operations through its subsidiary Goldline, Inc. ("Goldline"). Goldline LLC was formed in 1960 and became well-known to collectors and investors for its distribution of gold, silver, and platinum bullion coins and bars, in part, due to its television, radio, and internet marketing and customer service outreach. Since our acquisition, Goldline has expanded its product offerings and improved its delivery times.

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

In September 2014, the Company made an initial equity investment in JM Bullion, Inc. (“JMB”), and in October 2016, we made an additional investment in JMB, increasing our equity interest to approximately 20.5%. In March 2021, the Company acquired the 79.5% interest in JMB that we did not previously own. JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its own websites and marketplaces. In April 2022, JMB commercially launched the CyberMetals online platform, where customers can purchase fractional ounces of digital gold, silver, platinum, and palladium in a range of denominations, with the option to convert their digital holdings to fabricated precious metals products via an integrated redemption flow with JMB. JMB operates six separately branded, company-owned websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, Cybermetals.com, GoldPrice.org, and SilverPrice.org. JMB had approximately 1.8 million total customers as of June 30, 2022, and approximately 615,800 active customers for year ended June 30, 2022.

In April 2021, CFC Alternative Investments, LLC, a newly-created wholly-owned subsidiary of CFC, formed a joint venture with a third party known as Collectible Card Partners, LLC, which was established for the purpose of making commercial loans collateralized by graded sports cards and sports memorabilia.

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
•
the ability to cost effectively acquire and retain new retail customers, with over 615,800 active customers on the JMB platform and approximately 7,900 active Goldline customers;
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
•
minting operations which produce silver bullion and custom coins, allowing for a ready response to changing market demands;
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
•
Cross-selling existing A-Mark products and services to JMB customers—As of June 30, 2022, JMB had over 1.8 million total customers and 615,800 active customers. We believe there is a significant opportunity to offer new products and services provided by A-Mark to this customer base, including new, proprietary minted precious metals products, secure storage and logistics, and product repurchases.
•
Leveraging our minting capabilities to sell additional proprietary products—We have long-standing relationships with the United States Mint and other major international sovereign mints. We also own one mint, SilverTowne, and have a noncontrolling interest in another mint. We leverage our relationships with these mints to offer proprietary products to our wholesale and direct-to-consumer customers. The acquisition of JMB has provided us with a significantly larger direct-to-consumer customer base, allowing us to increase the number of proprietary products we design, source, and ultimately sell.
•
Expanding our global footprint—We currently serve customers on five continents. Although the significant majority of our current sales are to customers located in the United States, we believe there is a meaningful opportunity to expand our capabilities in order to offer additional products and services to customers in Canada, Europe, and Asia.
•
Leveraging technology to deliver new products and increased services to customers—We are dedicating significant time and resources to enhance our technology platform and capabilities across all aspects of our business and the addition of JMB is helping to enhance these efforts. We intend to develop new digital products that will allow customers to more easily buy, sell, and arrange for storage of physical metal products through a mobile interface. We also intend to continue to improve our customer interfaces to allow more seamless order processing, better cross-selling of products and services across our business units and to increase our new customer targeting and acquisition strategies.
•
Pursuing strategic investments and acquisitions—Since our initial investment in JMB in 2014, we have acquired Goldline, made minority investments in two additional direct-to-consumer precious metals retailers, acquired the entire equity interest in JMB, acquired the entire equity interest in SilverTowne Mint and acquired a noncontrolling interest in a private mint. We intend to continue to evaluate new investment and acquisition opportunities that allow us to broaden our product offerings, allow us to better serve our existing customer base, enter new geographic regions and target new customer demographics.

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services , (ii) Direct-to-Consumer, and (iii) Secured Lending. Each of these reportable segments represents an aggregation of operating units that meets the aggregation criteria set forth in the Segment Reporting Topic 280 of the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification (“ASC”). (See Note 19 to the Company’s consolidated financial statements.)

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

Coin and Bar. Our Coin and Bar unit deals in over 1,800 different products, including gold and silver coins from around the world and gold, silver, platinum and palladium bars and ingots in a variety of weights, shapes, and sizes. Our customers include coin and bullion dealers, banks and other financial institutions, commodity brokerage houses, manufacturers, investors, investment advisors, and collectors who qualify as “eligible commercial entities” and “eligible contract participants,” as those terms are defined in the Commodity Exchange Act.

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

Storage. Our Transcontinental Depository Services, LLC ("TDS") subsidiary provides storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors, and collectors worldwide. TDS contracts on behalf of our clients with independent secure storage facilities in the United States, Canada, Europe, Singapore, and Hong Kong, for either fully segregated or allocated storage. We assist our clients in developing appropriate storage options for their particular requirements, and we manage the operational aspects of the storage with the third party facilities on our clients' behalf. TDS’s marketing efforts are conducted both in partnership with A-Mark and independently, including through its dedicated website www.tdsvaults.com.

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

Mint. Through its AMST subsidiary, the Company now owns the entire minting operations of the SilverTowne Mint (or the "Mint"), providing greater product selection to our customers and greater pricing stability within the supply chain, as well as increased access to fabricated silver products during volatile market environments. A-Mark has leveraged SilverTowne Mint’s fabrication capabilities as well as to introduce new custom products for individual customers.

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

Products. JMB’s products consist primarily of coins, rounds, and bars. Coins are minted by a sovereign government, are legal currency and have a face value, although the face value is typically less than the value of their precious metal content. Rounds are coin-like objects with thematic designs minted by private mints, have no face value and are not legal currency, and their value is solely based upon their precious metal content. Bars are ingot-shaped precious metal objects that are usually produced by private mints. Like rounds, bars have no face value, are not legal currency and are valued based on their precious metal content. Coins, rounds, and bars are made from silver, gold, platinum, or palladium and in some cases copper. JMB occasionally sells jewelry products fashioned around coins or rounds as well.

Typically, JMB offers approximately 4,000 different products, measured by stock keeping units or SKUs, on its websites during a fiscal year. This number can vary over time, particularly when demand is high. As a service to its customers, JMB makes available for sale on its websites protective accessories for precious metal products, including acrylic coin holders and capsules, coin tubes and silver bar tubes.

JMB owns and operates four separately branded websites targeting specific segments within the precious metals market: JMBullion.com, ProvidentMetals.com, Silver.com, and Cybermetals.com, JMB also owns two websites, GoldPrice.org and SilverPrice.org, which publish data on precious metal and cryptocurrency pricing and generate leads for its other websites.

Through the CyberMetals online platform, customers can purchase and sell fractional shares of digital gold, silver, platinum, and palladium bars in a range of denominations. CyberMetals’ customers have the option to convert their digital holdings to fabricated precious metals products via an integrated redemption flow with JMB. These products may be designated for storage by the Company or shipped directly to the customer.

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

Logistics. Historically, the Company has provided logistics services to JMB. As of June 30, 2022, JMB's distribution facility in Dallas, Texas, handles the backend logistics for the Company's buyback program and the secured storage for CyberMetals' precious metals.

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

Products. Goldline offers a variety of products from gold, silver, and platinum bullion in the form of bars and coins, as well as rare coins. Many of Goldline’s coins and bars are also IRA eligible.

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

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2022, the aggregate balance of CFC's secured loans was approximately $126.2 million. The balance is comprised of approximately 64.7% of loans acquired from third-parties and approximately 35.3% of loans originated by CFC.

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

All loans are fully secured by bullion, numismatic coins or graded sports memorabilia (or in rare cases, by other acceptable collateral). TDS, on behalf of CFC, takes physical custody of the coins or bullion collateralizing the loans. CFC requires loan-to-value ("LTV") ratios of between 50% and 85%. LTV ratio refers to the principal amount of the loan divided by the liquidation value of the collateral, as conservatively estimated by CFC for numismatic loans and based on daily spot market prices for bullion loans. The LTV ratio varies with the nature of the collateral, with CFC requiring, for example, a higher LTV ratio for bullion than for rare coins. If, because of fluctuations in the market price of the pledged collateral, the LTV ratio on a loan increases above a prescribed maximum ratio, typically 85%, CFC can make a margin call on the loan. If the borrower does not meet the margin call, either by wiring payment or supplying additional collateral, CFC is authorized to sell the collateral, which it does through its A-Mark affiliates. CFC has never experienced losses of principal on its loans.

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

Sources of cash provided by financing activities are our uncommitted line of credit, fixed interest rate notes, and other structured financing products. The Company’s line of credit provides it with the liquidity to buy and sell billions of dollars of precious metals annually, and is used to fund a substantial portion of the operations of the Company. As of June 30, 2022, A-Mark's uncommitted line of credit provided access up to $350.0 million, featuring a $300.0 million base with a $50.0 million accordion option. The maturity date of the credit facility is December 21, 2024.

The Company issued fixed rate notes in September 2018 with an aggregate principal amount of $100.0 million, having a maturity of December 15, 2023. The proceeds upon issuance of the notes were used to fund the acquisition of CFC's secured loans and other operating activities. The Company also generates funds from other finance products that include product financing arrangements with customers, whereby the Company sells its inventory with an option to repurchase, and through precious metal borrowing and leasing arrangements with its suppliers.

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

Sales and Marketing

We market our products and services to our wholesale customers primarily through our offices in El Segundo, California, and Vienna, Austria, our websites, and our dealer network, which we believe is the largest of its kind in North America. The dealer network consists of over 900 independent precious metal and coin companies, with whom we transact on a non-exclusive basis. The arrangements with the dealers vary, but generally the dealers acquire product from us for resale to their customers. In some instances, we deliver bullion to the dealers on a consignment basis. We also participate from time to time in trade shows and conventions, at which we promote our products and services. As a vertically integrated precious metals company, a key element of our marketing strategy is being able to cross-sell our products and services to customers within our various business units.

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

The Secured Lending segment maintains administrative support at its headquarters in El Segundo, California for the processing of its originated loans, including billing, managing margin calls, and tracking of precious metal collateral. For the processing and administration of loans that are acquired from a third party (which may be a customer of A-Mark), customer invoices are typically processed by the originating dealer of the loan portfolio through a fee-based servicing arrangement. Collateral custody and security is managed by our Logistics business unit. Additionally, A-Mark provides funds to CFC to purchase additional bullion and numismatic secured loans.

Customer Concentrations

For the year ended June 30, 2022, the Company did not have any single customer that comprised more than 10% of our revenues. (See Note 18 to the Company’s consolidated financial statements.) The Company's largest customers generally have significant forward contract sales activity (as opposed to those customers with whom we principally have physical trading activity), which are entered into in order to hedge the Company's commodity holding risks, and not for speculative purposes.

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

By reason of our direct-to-consumer business in particular, we collect personal data and are subject to European General Data Protection Regulation, the California Consumer Privacy Act of 2018, and similar domestic and foreign statutes that address the collection, use and monitoring of such data. We continue to devote substantial resources to comply with these laws and regulations.

Our CFC financing subsidiary operates under a California Finance Lenders License issued by the California Department of Financial Protection and Innovation. CFC is required to submit a finance lender law annual report to the state which summarizes certain loan portfolio and financial information regarding CFC, which are subject to audit.

We have been in discussions with the Commodity Futures Trading Commission regarding its investigation relating to certain activities by Goldline. While we do not expect the outcome of this investigation to materially adversely affect our business or operations, this agency, and possibly other federal and state agencies, may seek to assert oversight over aspects of our operations.

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

As of June 30, 2022, the Company had 384 employees, with 382 located in North America, and 2 located in Europe; all except 7 of these employees were considered full-time employees. Our overall full-time employee retention rate (excluding temporary workers hired for less than 90 days) for the year ended June 30, 2022 was 46.7%; excluding the Mint and Logistics operations, which hire largely in response to fluctuating business demands, our retention rate was 74.3%. For the companies we have owned for more than five years, the percentage of employees who have more than five years of service was 25.2%. For the companies we have owned and operated for less than five years, the percentage of employees who have continued their employment since the respective acquisition dates was 37.1%.

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

The Company has taken steps to support and protect its employees during the COVID-19 pandemic, including by implementing health and safety protocols and providing additional benefits. As of June 30, 2022, many of our employees continue to work remotely under a hybrid work-from-home/work-at-the-office model. For those employees who continue to work at our facilities, we follow state and local guidelines regarding masks and have configured our various working environments to allow for social distancing to the extent feasible.

A-Mark provides equal employment opportunities to all qualified individuals without regard to race, color, religion, sex, gender identity, sexual orientation, pregnancy, age, national origin, physical or mental disability, military or veteran status, genetic information, or any other protected classification. Equal employment opportunity includes, but is not limited to, hiring, training, promotion, demotion, transfer, leaves of absence, and termination. The diversity of our workforce is essential, and we are committed to diversity and inclusion throughout the Company to ensure a wide range of experiences, perspectives, and skills to provide better solutions, drive innovation and creativity, and enhance decision making. As of June 30, 2022, approximately 35.9% of our employees identified as female, and 44.3% of our employees were made up of underrepresented minorities.

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

Geographic Information

See Note 19 to the Company’s consolidated financial statements for information about Company's geographic operations.

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

In recent times, our profitability and stock price have risen to historically unprecedented levels, but may in the future revert to more normalized levels.

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

Our strategic vision and performance are dependent on Greg Roberts, our Chief Executive Officer, other members of our senior management and certain other key employees. We have employment agreements with Mr. Roberts and Brian Aquilino, our Chief Operating Officer, which both expire on June 30, 2023, and with Thor Gjerdrum, our President, which expires on June 30, 2025. The continuing integration of JMB with our other businesses relies in part on the knowledge and experience of Michael Wittmeyer, the Chief Executive Officer of JMB. We have an employment agreement with Mr. Wittmeyer which terminates on June 30, 2024.

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

Currently, Russia is engaging in significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls, and could impose further sanctions and controls, against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. It is not possible to predict the broader consequences of this conflict, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy, and its impact on us. We could benefit from the resulting uncertainty and instability, as it may encourage investors to seek perceived safety in the ownership of precious metals. On the other hand, we have a marketing support operation in Austria and have significant business in Germany and other parts of Europe that could be materially and adversely affected by prolonged or expanded military activity in that region. More generally, a depressing effect on the global economy as a consequence of the military action in Ukraine could similarly dampen our business activity and reduce the demand for our products and services.

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
•
Mints and refineries, including our AMST subsidiary, rely on specialized, armored vehicles provided by third party commercial services to transport precious metals and numismatics. We also rely on these transportation services to transport our products to and from our customers and from the mints and our other suppliers. During the COVID-19 pandemic, mints, refineries, and we faced transportation challenges and increased transportation costs. Constraints on transportation capacity could impact product availability and higher transportation costs may in the future adversely affect our sales and profitability.

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

The current inflationary environment could adversely affect our business.

The United States and other major world economies have recently been experiencing rates of inflation that are at the highest levels in several decades. The effects that inflationary pressure may have on our business are difficult to predict. It could create increased demand for our coin and bullion products, if our customers were to believe that currency devaluation, particularly a devaluation of the U.S. dollar, will be a likely result of inflation. On the other hand, a rise in interest rates resulting from governmental efforts to control inflation could result in a flight to government debt instruments and away from investments in precious metals. If that were to occur, our business could suffer.

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

JMB and Goldline face competition from other specialty online precious metal and coin sites, as well as from traditional precious metal retail brokers and coin stores. In addition, certain general online merchandisers such as eBay also offer collectible coins and bullion for sale, and other major online retailers, with financial and marketing resources, name recognition and a customer base that are far greater than those that are available to JMB and Goldline, may in the future enter this market. Competition is based upon the availability of coin and bullion product, price, delivery times, convenience and customer service. There can be no assurance that JMB and Goldline will be able to compete effectively with other retail sources and channels for precious coin and bullion, especially if the demand for these products were to contract from its current record high levels.

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

To remain competitive, JMB and Goldline must continue to enhance and improve the responsiveness, functionality and features of its online operations. The internet and the electronic commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices.

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

With the growth of e-commerce, the pace of change in product offerings and consumer tastes in the shipping and logistics industries is faster now than in years past. This accelerated pace of change increases uncertainty and places a greater burden on management to anticipate and respond to such changes. The increased pace of change also means that the window in which a technologically advanced or sophisticated product or service can achieve and maintain partner and consumer interest is shrinking and, to the extent JMB and Goldline fail to timely anticipate or respond to changes in its industry, the effects of such missteps may be amplified.

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

If JMB fails to continuously improve its websites (on all relevant platforms, including mobile), it may not attract or retain customers.

JMB owns and operates four separately branded websites targeting specific segments within the precious metals market: JMBullion.com, ProvidentMetals.com, Silver.com, and Cybermetals.com. JMB also owns two websites, GoldPrice.org and SilverPrice.org, which publish data on precious metal and cryptocurrency pricing and generate leads for its other websites. JMB must continually update its website (on all relevant platforms, including mobile) to improve and enhance its content, accessibility, convenience and ease of use. Failure to do so may create a perception that the websites of JMB’s competitors are easier to use and navigate or that they are better able to service customer needs for precious metal coins and bullion. If such a perception were to gain currency, traffic to JMB’s website and its revenues would suffer.

Certain of JMB’s websites publish data concerning the precious metal and cryptocurrency markets obtained from third parties, which could be inaccurate.

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

The Company’s joint venture, Precious Metals Purchasing Partners, LLC, is subject to risks which may affect our ability to successfully profit from the joint venture.

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

CFC has entered into a securitization financing whereby it has transferred, and may continue from time to time to transfer, to its AMCF subsidiary loans secured by precious metal coins or bullion. AMCF has issued 4.98% Class A Notes due 2023 and 5.98% Class B Notes due 2023 which are secured by these loans and related assets. While the notes are non-recourse to the Company or CFC, CFC is required to provide certain warranties concerning the loans and the security interest in the metals collateral securing the loans. In the event the warranties made with respect to any loan are breached and the breach materially and adversely affects the interests of the noteholders, CFC is required to either cure the breach or repurchase the loan within specified a timeframe. If CFC were to default on its repurchase obligations, this could materially adversely affect the business of CFC, and could adversely affect the Company’s future ability to access the credit markets.

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

We may be exposed to other risks in the supply chain for precious metals.

As a result of various macro-economic factors, businesses in a variety of industries have experienced difficulty in obtaining the source materials required for their operations. We require coin and other bullion products, particularly products manufactured by government mints, for resale to our customers, and silver for the productions of bullion bars and rounds by our SilverTowne mint. We have multiple sources for obtaining the bullion products which we resell to our customers, and our relationships with major refiners have to date provided us with an adequate source of material for our minting operations. We also maintain a supply of metal in case we experience a shortage of raw materials for our SilverTowne mint. However, while we currently do not anticipate that our business will suffer as a consequence of the current problems in the national and global supply chains, we cannot assure you that this will continue to be the case.

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

We have been subject to an ongoing investigation by the Commodity Futures Trading Commission relating to certain activities of Goldline. While we do not expect the outcome of this investigation to materially adversely affect our business or operations, this agency, and possibly other federal and state agencies, may seek to assert oversight over aspects of our operations which could adversely affect us.

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

Colorado, Virginia, Utah, and Connecticut recently passed comprehensive privacy laws that will take effect in 2023. California also passed an update to the CCPA, called the California Privacy Rights Act, which takes effect January 1, 2023. These five new privacy laws have provisions and requirements similar to the CCPA.

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

For other risks related to taxation, see “Risk Factors of General Applicability — Changes in U.S. tax law could adversely affect our business— Changes in U.S. tax law could adversely affect our business,” below.

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

Any judicial decisions, legislation or other rules or regulations that impair our ability to enter into and enforce consumer arbitration agreements and class action waivers could increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions, which would be costly and could have a material adverse effect on our business.

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

There can be no guarantee that we will be able to continue advertising and marketing our business units in a manner we consider effective. Any inability to do so could have a material adverse effect on our business.

Risks Relating to Our Common Stock

We have suspended regular dividends in the past and may not continue to pay any dividends in the future.

The Company had suspended its regular dividend policy in the third quarter of fiscal 2019 but has recently announced an intention to resume payment of regular cash dividends of $0.20 per quarter. The initial quarterly cash dividend under the policy will be paid on October 24, 2022 to stockholders of record as of October 10, 2022. The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

Notwithstanding the recently announced intention to resume payment of regular quarterly cash dividends, there can be be no assurance that the Company will pay dividends in the future on a regular basis or otherwise. If the board of directors were to determine not to pay dividends in the future, stockholders would not receive any further return on an investment in our capital stock in the form of dividends and may obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

In August 2021, the Company paid a non-recurring special cash dividend to our stockholders, as a consequence in part of the Company's favorable performance during the preceding periods. The Company has also announced that it will pay a similar non-recurring special cash dividend on September 26, 2022 to holders of record on September 12, 2022. There is no assurance that any such non-recurring special dividend will be paid in the future, and if made, the timing or amount of any such dividend.

Your percentage ownership in the Company could be diluted in the future.

Your percentage ownership in A-Mark potentially could be diluted in the future because of additional common stock-based equity awards that we expect will be granted to our directors, officers and employees, including through our current equity incentive plan. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which could dilute your percentage ownership. For example, in the acquisition of JMB and our increased investments in Pinehurst Coin Exchange, Inc. and Silver Gold Bull, Inc., we issued stock to the selling shareholders in partial consideration for their interests.

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

Third party expectations relating to Environment, Social and Governance (“ESG”) factors may impose additional costs and expose us to new risks.

In recent years, there has been an increasing focus by stakeholders of public companies—including investors, employees, customers, suppliers, governmental and non-governmental organizations—on ESG matters. A failure, whether real or perceived, to address ESG could adversely affect our business, including by heightening other risks that we face, such as those related to consumer behavior and consumer perceptions of us. We may also face pressure from stakeholders to provide disclosure and establish commitments, targets or goals, and take actions to meet them, regarding ESG. If we fail to satisfy the expectations of investors and other stakeholders or our initiatives are not executed as planned, our reputation, results of our operations and ability to grow our business may be negatively impacted. Additionally, new legislative or regulatory initiatives related to ESG could adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of June 30, 2022, the Company owned or leased properties in El Segundo, California; Los Angeles, California; Dallas, Texas; Irving, Texas; Las Vegas, Nevada; Carson City, Nevada; Winchester, Indiana; and Vienna, Austria as described below:

Location	General Use of Facility	Square Footage	Ownership	Lease-term Expiration
Wholesale Sales and Ancillary Services Segment
El Segundo, California (1)	Corporate headquarters, trading desk, secured lending, marketing, and back-office operations	9,000	Leased	March-2026
Las Vegas, Nevada	Storage and fulfillment logistics operations	17,600	Leased	April-2025
Winchester, Indiana	Minting operations	11,400	Owned	not applicable
Winchester, Indiana	Fabrication facility	17,000	Leased	May-2023
Carson City, Nevada	Die-cutting and engraving facility	2,000	Leased	June-2025
Vienna, Austria	International marketing support operations	248	Leased	every three months

Direct-to-Consumer Segment
Los Angeles, California	Corporate office and support center	13,500	Leased	August-2027
Dallas, Texas	Corporate office and support center	3,093	Leased	December-2023
Dallas, Texas	Corporate office and support center	10,586	Leased	November-2028
Irving, Texas	Distribution hub	24,640	Leased	April-2031

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

As of August 23, 2022, there were 113 registered stockholders of record of our common stock.

The following table sets forth the range of high and low closing prices for our common stock for each full quarterly period during fiscal years 2022 and 2021, as reported by the NASDAQ Global Select Market, as adjusted for the effect of the two-for-one stock split in the form of a dividend effective June 6, 2022. These quotations below reflect inter-dealer closing prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Fiscal 2022		Fiscal 2021
Quarter	High	Low	High	Low
First	$30.55	$21.95	$17.26	$9.50
Second	$39.50	$29.00	$18.70	$12.54
Third	$41.55	$28.15	$19.87	$13.34
Fourth	$44.17	$30.37	$28.18	$17.56

Issuer Purchases of Equity Securities

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1,000,000 shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. As of August 23, 2022, there have been no repurchases of equity securities under the above-referenced stock repurchase program.

Dividend Policy

The Company suspended its regular dividend policy in the third quarter of fiscal 2019, but has recently announced an intention to resume payment of regular cash dividends of $0.20 per quarter. The initial quarterly cash dividend under the policy will be paid on October 24, 2022 to stockholders of record as of October 10, 2022. The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

In fiscal 2022, the Company issued two dividends. On April 28, 2022, the Company’s board of directors declared a two-for-one split of A-Mark’s common stock in the form of a stock dividend. Each stockholder of record at the close of business on May 23, 2022 received a dividend of one additional share of common stock for every share held on the record date that was distributed after the close of trading on June 6, 2022. This was a non cash transaction. On August 30, 2021, the Company's board of directors declared a non-recurring special dividend of $1.00 per common share (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend) to stockholders of record at the close of business on September 20, 2021. The dividend was paid on September 24, 2021 and totaled $22.6 million. (See Note 17 of the Notes to Consolidated Financial Statements.)

The Company has also recently announced that it will pay a non-recurring special cash dividend of $1.00 per common share on September 26, 2022 to holders of record on September 12, 2022. (See Note 20 to the consolidated financial statements.)

Equity Compensation Plan Information

The following table provides information as of June 30, 2022, with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and restricted stock units	(b) Weighted average exercise price of outstanding options, warrants, and restricted stock units		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,734,747	$6.74	(1)	286,847
Equity compensation plans not approved by security holders	120,000	$18.87		300,000	(2)
	1,854,747	$7.52	(1)	586,847	(3)

(1)
The weighted average exercise prices are calculated including the restricted stock units (“RSUs”) as rights to acquire shares with an exercise price assumed to be zero. The weighted average exercise price of stock options approved by stockholders, but excluding RSUs was $7.04 and for all outstanding stock options excluding RSUs was $7.84.
(2)
Represents shares that are available for future issuance to only new hires under A-Mark's amended and restated 2014 Stock Award and Incentive Plan ("2014 Plan").
(3)
Represents shares that are available for future issuance under the 2014 Plan. All of the 2014 Plan shares that are available for future issuance include the following award types: stock options, stock appreciation rights, restricted stock units, restricted stock, and other "full-value" awards.

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
•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the respective periods presented. Included in our analysis is a discussion of seven performance metrics:
o
(i) ounces of gold and silver sold,
o
(ii) Wholesale Sales ticket volume,
o
(iii) Direct-to-Consumer ticket volume:
•
(a) Direct-to-Consumer ticket volume from new customer,
•
(b) Direct-to-Consumer ticket volume from pre-existing customers,
•
(c) Direct-to-Consumer total ticket volume,

o
(iv) Direct-to-Consumer average order value,
o
(v) number of Direct-to-Consumer customers,
o
(vi) inventory turnover ratio, and
o
(vii) number of secured loans at period-end.
•
Segment results of operations. This section provides an analysis of our results of operations presented for our three segments:
o
Wholesale Sales & Ancillary Services
o
Direct-to-Consumer, and
o
Secured Lending

for the comparable periods.

•
Non-GAAP Measures. This section provides an analysis of our non-GAAP measures with a reconciliation to the most directly comparable U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) measure reported on the consolidated financial statements. The Company uses the following two non-GAAP measures:
o
“adjusted net income before provision for income taxes”, and
o
“'earnings before interest, taxes, depreciation, and amortization", or "EBITDA”.
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of June 30, 2022, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
•
Critical accounting policies. This section discusses critical accounting policies that are considered both important to our financial condition and results of operations and require management to make significant judgment and estimates. All of our significant accounting policies, including the critical accounting policies, are also summarized in Note 2 to the Company’s consolidated financial statements.
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

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 1,800 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, and a trading center in El Segundo, California. The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to Wholesale Sales activity, A-Mark offers its customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.

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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”). JMB has five wholly-owned subsidiaries: Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Goldline Metal Buying Corp. (“GMBC”), Provident Metals Corp. (“PMC”), and Cybermetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP".) As the context requires, references in this Form 10-K to “JMB” may include GPG, Silver.com, GMBC, PMC, and CyberMetals, and references to “Goldline” may include AMIP and PMPP.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites and marketplaces. JMB operates six separately branded, company-owned websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, Cybermetals.com, GoldPrice.org, and SilverPrice.org.

The Company acquired the 79.5% interest in JMB that it did not previously own in March 2021. With this acquisition, we substantially expanded our e-commerce channel for precious metals product sales and increased the diversification of our business between wholesale and retail distribution.

In April 2022, JMB commercially launched the CyberMetals online platform, where customers can purchase and sell fractional shares of digital gold, silver, platinum, and palladium bars in a range of denominations. CyberMetals’ customers have the option to convert their digital holdings to fabricated precious metals products via an integrated redemption flow with JMB. These products may be designated for storage by the Company or shipped directly to the customer.

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

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2022, CFC and AMCF had, in the aggregate, approximately $126.2 million in secured loans outstanding, of which approximately 64.7% were acquired from third parties (some of which may be customers of A-Mark) and approximately 35.3% were originated by CFC.

AMCF was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued, administers, and owns Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively referred to as the "Notes"). The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98%. The Notes have a maturity date of December 15, 2023. (See Note 5 to the Company’s consolidated financial statements for additional information.)

CAI is a holding company that has an equity method interest in Collectible Card Partners, LLC (“CCP”). CCP provides capital to fund commercial loans secured by graded sport cards and sports memorabilia. CCP commenced operations in fiscal 2022.

Our Strategy

The Company was formed in 1965 and has grown into a significant participant in the bullion and coin markets, with approximately $8.2 billion in revenues for fiscal year 2022. Our strategy continues to focus on growth, including the volume of our business, our geographic presence, and the scope of complementary products, services, and technological tools that we offer to our customers.

We intend to continue to grow by leveraging off the strengths of our existing integrated operations:

•
our expertise in e-commerce and marketing;
•
our retail distribution network;
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

Factors Affecting Revenues, Gross Profit, Interest Income, and Interest Expense

Set forth below are the key factors affecting the Company’s revenues, gross profit, interest income, and interest expense. These factors can result from both the Company’s ongoing business activities as well as from Company acquisitions. For the years ended June 30, 2022 and 2021, the Company’s results were significantly impacted by the acquisition of JMB in March 2021.

Revenues. The Company enters into transactions to sell and deliver gold, silver, platinum and palladium to industrial and commercial users, coin and bullion dealers, mints, and financial institutions. The metals are investment or industrial grade and are sold in a variety of shapes and sizes.

The Company also sells and delivers gold, silver, platinum, palladium, and copper products directly to customers and the investor community through its Direct-to Consumer segment. Customers may place orders online at one of the Company's websites or over the phone.

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

In addition, the Company earns revenue by providing storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors, and collectors worldwide and by providing storage and order-fulfillment services to our retail customers. The Company also earns revenue from advertisements placed on our Direct-to-Consumer websites. These revenue streams represent less than 1% of the Company’s consolidated revenues.

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

Performance Metrics

In addition to financial statement indicators, management also utilizes key operational metrics to assess the performance of our business.

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

Direct-to-Consumer Ticket Volume. Ticket volume for the Direct-to-Consumer segment measures the number of third-party product orders processed during the period. In periods of higher volatility, there is generally increased consumer demand for our products, resulting in higher business volume. We use the following three metrics indicators when assessing our ticket volume:

•
Ticket Volume from new Direct-to-Consumer Customers means the number of third-party product orders from new customers (refer to the definition of new customers above) processed by JMB, Goldline, and PMPP during the period.
•
Ticket Volume from Pre-existing Direct-to-Consumer Customers means the number of third-party product orders from pre-existing customers, processed by JMB, Goldline, and PMPP during the period.
•
Total Ticket Volume from Direct-to-Consumer Customers means the aggregate number of third-party product orders processed by JMB, Goldline, and PMPP during the period.

Direct-to-Consumer Average Order Value. Average order value for the Direct-to-Consumer segment measures the average dollar value of third-party product orders (excluding accumulation program orders) delivered to the customer during the period.

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

Non-GAAP Financial Measures

In addition to key operational metrics that are used to assess the performance of our business, management also uses non-GAAP financial performance and liquidity measures. We believe "adjusted net income before provision for income taxes” and "EBITDA", can provide useful information to evaluate our financial performance and liquidity position. Non-GAAP measures do not have standardized definitions and should not be a substitute for measures that are prepared in accordance with U.S. GAAP. For a reconciliation of these non-GAAP measures to the most directly comparable U.S. GAAP measure reported in our consolidated statements of income and consolidated statements of cash flows for the years ended June 30, 2022 and 2021, and certain limitations inherent in such measures, refer to the “Non-GAAP Measures” section below.

Fiscal Year

Our fiscal year end is June 30 each year.

Recent Developments

Recent events impacting our business are as follows:

•
COVID-19

The COVID-19 pandemic has caused significant disruption in the financial markets both globally and in the United States. The resulting macroeconomic events contributed to an increase in the business conducted by the Company, but also pose certain risks and uncertainties for the Company. It is challenging to predict how long the COVID-19 pandemic will continue, the extent to which the effects that the Company has experienced from the pandemic thus far will persist, or whether other effects on the Company and its businesses will materialize in the short or long term.

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

•
Increased Investment In Pinehurst Coin Exchange, Inc.

On August 27, 2021, the Company increased its ownership of Pinehurst Coin Exchange, Inc. ("Pinehurst") from 10.0% to 49.0% for a purchase price of $9.8 million, consisting of $6.8 million in cash and 123,180 shares of the Company’s common stock. A-Mark acquired its initial ownership interest of 10.0% in Pinehurst in 2019. Founded in 2005, Pinehurst services the wholesale and retail marketplace and is one of the nation's largest e-commerce retailers of modern and numismatic certified coins on eBay. The Company has appointed two representatives on Pinehurst's board of directors.

•
New Credit Facility

During the second quarter of fiscal 2022, the Company closed a new three-year, committed $350 million credit facility provided by a syndicate of financial institutions, replacing its existing $280 million credit facility. The new credit facility became effective on December 21, 2021 and matures on December 20, 2024.

•
Launch of the CyberMetals Online Platform

During the third quarter of fiscal 2022, JMB beta tested the CyberMetals online platform, where customers can purchase and sell fractional shares of digital gold, silver, platinum, and palladium bars in a range of denominations. CyberMetals’ customers have the option to convert their digital holdings to fabricated precious metals products via an integrated redemption flow with JMB. These products may be designated for storage by the Company or shipped directly to the customer. The CyberMetals platform was commercially launched in April 2022.

•
Stock Split in the Form of a Dividend

On April 28, 2022, the Company’s board of directors declared a two-for-one split of A-Mark’s common stock in the form of a stock dividend. Each stockholder of record at the close of business on May 23, 2022 received a dividend of one additional share of common stock for every share held on the record date that was distributed after the close of trading on June 6, 2022.

•
Increased Investment In Silver Gold Bull, Inc.

On June 27, 2022, the Company executed an agreement to increase its ownership interest in Silver Gold Bull, Inc. ("Silver Gold Bull") from 7.4% to 47.4% for a purchase price of approximately $42.7 million, consisting of $34.0 million in cash and 253,928 shares of the Company’s common stock. A-Mark acquired its initial 2.5% ownership interest in Silver Gold Bull in 2014, increasing its investment to 7.4% in 2018. Founded in 2009, Silver Gold Bull is a leading e-commerce precious metals retailer in Canada. The Company has appointed two representatives on Silver Gold Bull's board of directors.

Under the terms of the agreement, A-Mark extended its existing exclusive supplier agreement with Silver Gold Bull for an additional four years, to December 2026. The Company also has the option, exercisable between months 18 and 27 following the closing, to purchase an additional 27.6% of the outstanding equity of Silver Gold Bull to bring its ownership interest to 75.0%.

RESULTS OF OPERATIONS

Overview of Results of Operations for the Years Ended June 30, 2022 and 2021

Consolidated Results of Operations

The operating results of our business for the years ended June 30, 2022 and 2021 are as follows:

in thousands, except for share, per share, and performance metrics data

Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$8,159,254	100.000%	$7,613,015	100.000%	$546,239	7.2%
Gross profit	261,765	3.208%	210,198	2.761%	$51,567	24.5%
Selling, general, and administrative expenses	(76,618)	(0.939%)	(48,020)	(0.631%)	$28,598	59.6%
Depreciation and amortization expense	(27,300)	(0.335%)	(10,789)	(0.142%)	$16,511	153.0%
Interest income	21,800	0.267%	18,474	0.243%	$3,326	18.0%
Interest expense	(21,992)	(0.270%)	(19,865)	(0.261%)	$2,127	10.7%
Earnings from equity method investments	6,907	0.085%	15,547	0.204%	$(8,640)	(55.6%)
Other income, net	1,953	0.024%	1,079	0.014%	$874	81.0%
Remeasurement gain on pre-existing equity interest	—	—	26,306	0.346%	$(26,306)	(100.0%)
Unrealized losses on foreign exchange	(98)	(0.001%)	(129)	(0.002%)	$(31)	(24.0%)
Net income before provision for income taxes	166,417	2.040%	192,801	2.533%	$(26,384)	(13.7%)
Income tax expense	(33,338)	(0.409%)	(31,877)	(0.419%)	$1,461	4.6%
Net income	133,079	1.631%	160,924	2.114%	$(27,845)	(17.3%)
Net income attributable to noncontrolling interests	543	0.007%	1,287	0.017%	$(744)	(57.8%)
Net income attributable to the Company	$132,536	1.624%	$159,637	2.097%	$(27,101)	(17.0%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$5.81		$9.57		$(3.76)	(39.3%)
Diluted	$5.45		$8.90		$(3.45)	(38.8%)

Performance Metrics:(1)
Gold ounces sold(2)	2,668,000		2,743,000		(75,000)	(2.7%)
Silver ounces sold(3)	132,209,000		114,275,000		17,934,000	15.7%
Inventory turnover ratio(4)	13.2		19.0		(5.8)	(30.5%)
Number of secured loans at period end(5)	2,271		1,881		390	20.7%

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
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$8,159,254	100.000%	$7,613,015	100.000%	$546,239	7.2%
Performance Metrics
Gold ounces sold	2,668,000		2,743,000		(75,000)	(2.7%)
Silver ounces sold	132,209,000		114,275,000		17,934,000	15.7%

Revenues for the year ended June 30, 2022 increased $546.2 million, or 7.2% to $8.159 billion from $7.613 billion in 2021. Excluding an increase of $664.5 million of forward sales, our revenues decreased $118.3 million or 1.7%, which was due to a decrease in gold ounces sold and lower average selling prices of silver, partially offset by an increase in silver ounces sold and higher average selling prices of gold.

Gold ounces sold for the year ended June 30, 2022 decreased 75,000 ounces, or 2.7%, to 2,668,000 ounces from 2,743,000 ounces in 2021. Silver ounces sold for the year ended June 30, 2022 increased 17,934,000 ounces, or 15.7%, to 132,209,000 ounces from 114,275,000 ounces in 2021. On average, the selling prices for gold increased by 2.3% and selling prices for silver decreased by 4.9% during the year ended June 30, 2022 as compared to the prior year.

JMB’s revenue represented 23.8% of the Company’s consolidated revenue for the year ended June 30, 2022. JMB’s gold and silver ounces sold represented 20.9% and 19.4%, respectively, of the Company’s consolidated total gold and silver ounces sold for the year ended June 30, 2022. As JMB was acquired in March 2021, its revenue represented 8.8% of the Company's consolidated revenue for the year ended June 30, 2021. JMB's gold and silver ounces sold represented 7.1% and 7.8%, respectively, of the Company's consolidated total gold and silver ounces sold for the year ended June 30, 2021.

Gross Profit

in thousands, except performance metric
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$261,765	3.208%	$210,198	2.761%	$51,567	24.5%
Performance Metric
Inventory turnover ratio	13.2		19.0		(5.8)	(30.5%)

Gross profit for the year ended June 30, 2022 increased $51.6 million, or 24.5%, to $261.8 million from $210.2 million in 2021. The overall gross profit increase was due to higher gross profits earned from the Direct-to-Consumer segment, offset by lower gross profit earned from the Wholesale Sales & Ancillary Services Segment.

The Company’s overall gross margin percentage for the year ended June 30, 2022 increased by 44.7 basis points to 3.208% from 2.761% in 2021. Excluding an increase of $664.5 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the year ended June 30, 2022 increased by 79.9 basis points to 3.793% from 2.995%, which was partially offset by lower trading profits.

The increase in gross margin percentage was mainly attributable to JMB’s retail market activity, which represented 46.0% and 22.0%, respectively, of the Company’s consolidated gross profit for the years ended June 30, 2022 and 2021.

Our inventory turnover rate for the year ended June 30, 2022 decreased by 30.5%, to 13.2 from 19.0 in 2021. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances partially offset by higher forward sales.

Selling, General and Administrative Expense

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(76,618)	(0.939%)	$(48,020)	(0.631%)	$28,598	59.6%

Selling, general and administrative expenses for the year ended June 30, 2022 increased $28.6 million, or 59.6%, to $76.6 million from $48.0 million in 2021. The change was primarily due to: (i) an increase of $21.6 million of expenses incurred by JMB, (ii) increased compensation expense (including performance-based accruals) of $3.7 million, (iii) higher insurance costs of $2.6 million, and (iv) increased consulting and professional fees of $1.5 million, partially offset by (v) lower computer-related expense of $0.6 million.

JMB’s selling, general, and administrative expenses represented 35.6% and 11.9%, respectively, of the Company’s consolidated selling, general, and administrative expenses for the year ended years ended June 30, 2022 and 2021.

Depreciation and Amortization Expense

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(27,300)	(0.335%)	$(10,789)	(0.142%)	$16,511	153.0%
Depreciation and amortization expense for the year ended June 30, 2022 increased $16.5 million, or 153.0%, to $27.3 million from $10.8 million in 2021. The change was primarily due to $16.4 million of JMB’s intangible asset amortization expense.

JMB’s depreciation and amortization expense represented 93.0% and 81.3%, respectively, of the Company’s consolidated depreciation and amortization expense for the years ended June 30, 2022 and 2021.

Interest Income

in thousands, except performance metric
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$21,800	0.267%	$18,474	0.243%	$3,326	18.0%
Performance Metric
Number of secured loans at period-end	2,271		1,881		390	20.7%

Interest income for the year ended June 30, 2022 increased $3.3 million, or 18.0%, to $21.8 million from $18.5 million in 2021. The aggregate increase in interest income was primarily due to higher interest income earned by our Secured Lending segment and higher other finance product income.

The interest income from our Secured Lending segment increased by $2.9 million or by 36.0% compared with the prior year. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances during the current year as compared to the average monthly loan balances for the prior year. The number of secured loans outstanding increased by 20.7% to 2,271 as of June 30, 2022, from 1,881 as of June 30, 2021.

The interest income from our other finance product income increased by $0.4 million in comparison to the prior year.

Interest Expense

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(21,992)	(0.270%)	$(19,865)	(0.261%)	$2,127	10.7%

Interest expense for the year ended June 30, 2022 increased $2.1 million, or 10.7% to $22.0 million from $19.9 million in 2021. The increase in interest expense was primarily driven by each of the following components: (i) $1.3 million associated with our Trading Credit Facility and the Notes (including amortization of debt issuance costs), (ii) $1.2 million related to product financing arrangements, (iii) $0.5 million of loan servicing fees, offset by a decrease of (iv) $0.9 million in interest associated with liabilities on borrowed metals.

Earnings from equity method investments

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$6,907	0.085%	$15,547	0.204%	$(8,640)	(55.6%)

Earnings from equity method investments for the year ended June 30, 2022 decreased $8.6 million or 55.6% to $6.9 million from $15.5 million in 2021. The net decrease of $8.6 million includes a $11.7 million decrease related to JMB, a former equity method investment which is now reported by the Company as a wholly owned subsidiary, offset by increased earnings of $3.1 million from our other equity method investments.

Other income, net

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$1,953	0.024%	$1,079	0.014%	$874	81.0%

Other income, net for the year ended June 30, 2022 increased $0.9 million, or 81.0% to $2.0 million from $1.1 million in 2021. The increase was primarily due to higher royalties earned by our Secured Lending segment of $1.1 million, offset by unrealized losses from crypto currency investments of $0.2 million.

Remeasurement gain on pre-existing equity interest

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Remeasurement gain on pre-existing equity interest	$—	—%	$26,306	0.346%	$(26,306)	(100.0%)

The remeasurement gain on pre-existing equity interest recognized during the Company’s prior year fiscal year was in connection with the acquisition of JMB. The Company’s fair value of its 20.5% pre-existing equity interest in JMB was determined to be approximately $33.9 million at the acquisition date. Based on the total consideration paid of $207.4 million, the remeasurement resulted in the recognition of a pretax gain of $26.3 million.

Income tax expense

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(33,338)	(0.409%)	$(31,877)	(0.419%)	$1,461	4.6%

Our income tax expense was $33.3 million and $31.9 million for the years ended June 30, 2022 and 2021, respectively. Our effective tax rate was approximately 20.0% and 16.5% for the years ended June 30, 2022 and 2021, respectively. For the year ended June 30, 2022, our effective tax rate differs from the federal statutory rate primarily due to the excess tax benefit from share-based compensation, foreign derived intangible income special deduction, partially offset by state taxes (net of federal tax benefit). For the year ended June 30, 2021, our effective tax rate differs from the federal statutory rate primarily due to adjustments related to our acquisition of JMB, foreign derived intangible income special deduction, partially offset by state taxes (net of federal tax benefit).

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

Results of Operations — Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), A-M Global Logistics, LLC ("Logistics"), and AM&ST Associates, LLC ("AMST" or "SilverTowne" or the "Mint"). Also, the Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments.

Overview of Results of Operations for the Years Ended June 30, 2022 and 2021

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment for the years ended June 30, 2022 and 2021 are as follows:

in thousands, except performance metrics

Years Ended June 30,	2022				2021				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$6,024,742	(a)	100.000%		$6,738,707	(c)	100.000%		$(713,965)	(10.6%)
Gross profit	114,093		1.894%	(b)	138,813		2.060%	(d)	$(24,720)	(17.8%)
Selling, general, and administrative expenses	(40,844)		(0.678%)		(32,992)		(0.490%)		$7,852	23.8%
Depreciation and amortization expense	(891)		(0.015%)		(877)		(0.013%)		$14	1.6%
Interest income	10,706		0.178%		10,315		0.153%		$391	3.8%
Interest expense	(10,034)		(0.167%)		(11,666)		(0.173%)		$(1,632)	(14.0%)
Earnings from equity method investments	6,903		0.115%		15,547		0.231%		$(8,644)	(55.6%)
Remeasurement gain on pre-existing equity interest	—		—		26,306		0.390%		$(26,306)	(100.0%)
Unrealized losses on foreign exchange	(98)		(0.002%)		(129)		(0.002%)		$(31)	(24.0%)
Net income before provision for income taxes	$79,835		1.325%		$145,317		2.156%		$(65,482)	(45.1%)

Performance Metrics:
Gold ounces sold(1)	2,059,000				2,486,000				(427,000)	(17.2%)
Silver ounces sold(2)	104,598,000				103,812,000				786,000	0.8%
Wholesale Sales ticket volume(3)	107,594				143,439				(35,845)	(25.0%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.623 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $7.648 billion.
(b)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.482% for the period.
(c)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $781.4 million. This segment’s gross sales before eliminations of inter-segment activity totaled $7.520 billion.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.909% for the period.
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
Years Ended June 30,	2022			2021			$	%
	$		% of revenue	$		% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$6,024,742	(a)	100.000%	$6,738,707	(c)	100.000%	$(713,965)	(10.6%)
Performance Metrics
Gold ounces sold	2,059,000			2,486,000			(427,000)	(17.2%)
Silver ounces sold	104,598,000			103,812,000			786,000	0.8%
Wholesale Sales ticket volume	107,594			143,439			(35,845)	(25.0%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.623 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $7.648 billion.
(c)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $781.4 million. This segment’s gross sales before eliminations of inter-segment activity totaled $7.520 billion.

Revenues for the year ended June 30, 2022 decreased $714.0 million, or 10.6%, to $6.025 billion from $6.739 billion in 2021. Excluding an increase in forward sales of $664.5 million, our revenues decreased $1.379 billion, which was due to a decrease in gold ounces sold and lower average selling prices of gold and silver, partially offset by an increase in silver ounces sold.

Gold ounces sold for the year ended June 30, 2022 decreased 427,000 ounces, or 17.2%, to 2,059,000 ounces from 2,486,000 ounces in 2021. Silver ounces sold for the year ended June 30, 2022 increased 786,000 ounces, or 0.8%, to 104,598,000 ounces from 103,812,000 ounces in 2021. On average, the selling prices for gold and silver decreased by 0.7% and 5.7%, respectively, during the year ended June 30, 2022 as compared to the prior year.

For the year ended June 30, 2022, the Wholesale Sales & Ancillary Services segment's revenue and product volumes sold exclude transactions with JMB, since they were eliminated as inter-segment transactions. For the year ended June 30, 2021, Wholesale Sales & Ancillary Services segment's revenue and product volumes sold include JMB's transactions through the acquisition date (i.e., in March 2021). Since the acquisition date, JMB's results are included in the Direct-to-Consumer segment. The Wholesale Sales & Ancillary Services segment’s gross sales before elimination of inter-segment activity for the year ended June 30, 2022 increased $127.8 million, or 1.7%, to $7.648 billion from $7.520 billion in 2021, which was due to an increase in silver ounces sold, partially offset by a decrease in gold ounces sold, and by lower average selling prices of gold and silver.

Gold ounces sold before eliminations of inter-segment activity for the year ended June 30, 2022 decreased 145,000 ounces, or 5.4%, to 2,546,000 ounces from 2,691,000 ounces in 2021. Silver ounces sold before eliminations of inter-segment activity for the year ended June 30, 2022 increased 17,453,000 ounces, or 15.5%, to 129,745,000 ounces from 112,292,000 ounces in 2021.

The Wholesale Sales ticket volume for the year ended June 30, 2022 decreased by 35,845 tickets, or 25.0% to 107,594 tickets from 143,439 tickets in 2021. The decrease in the ticket volume reflects the exclusion of transactions with JMB in the current year due to inter-segment eliminations, which were included in the prior year through the acquisition date of JMB.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands, except performance metric
Years Ended June 30,	2022			2021			$	%
	$	% of revenue		$	% of revenue		Increase/ (decrease)	Increase/ (decrease)
Gross profit	$114,093	1.894%	(b)	$138,813	2.060%	(d)	$(24,720)	(17.8%)

(b)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.482% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.909% for the period.

Gross profit for the year ended June 30, 2022 decreased $24.7 million, or 17.8%, to $114.1 million from $138.8 million in 2021. The overall gross profit decrease was primarily due to narrower premium spreads, lower trading profit, and the elimination of inter-segment transactions with JMB, as discussed in the preceding Revenues section.

This segment’s profit margin percentage decreased by 16.6 basis points to 1.894% from 2.060% in 2021. Excluding an increase of $664.5 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the year ended June 30, 2022 increased by 13.5 basis points to 2.394% from 2.259%.

The decrease in gross margin percentage was mainly attributable to narrower premium spreads, lower trading profits, and the impact of increased forward sales. Forward sales increase revenues, but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(40,844)	(0.678%)	$(32,992)	(0.490%)	$7,852	23.8%

Selling, general and administrative expenses for the year ended June 30, 2022 increased $7.9 million, or 23.8%, to $40.8 million from $33.0 million in 2021. The change was primarily due to: (i) increased compensation expense (including performance-based accruals) of $4.0 million, (ii) higher insurance costs of $2.6 million, and (iii) increased consulting and professional fees of $0.5 million, and (iv) higher computer-related expense of $0.2 million.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$10,706	0.178%	$10,315	0.153%	$391	3.8%

Interest income for the year ended June 30, 2022 increased $0.4 million, or 3.8%, to $10.7 million from $10.3 million in 2021. The overall increase is primarily due to higher interest earned from spot deferred orders of $0.7 million and higher margin fees of $0.2 million, partially offset by lower interest and fees earned related to a financing arrangements with an affiliated company of $0.4 million and repurchase arrangements with customers of $0.1 million.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(10,034)	(0.167%)	$(11,666)	(0.173%)	$(1,632)	(14.0%)

Interest expense for the year ended June 30, 2022 decreased $1.6 million, or 14.0% to $10.0 million from $11.7 million in 2021. The overall decrease was primarily driven by inter-segment eliminations related to JMB’s product financing activity with A-Mark of $2.1 million, lower interest expense related to liabilities on borrowed metals of $0.9 million, and an increase of $0.1 million in connection with our Trading Credit Facility and the Notes, offset by higher interest and fees from product financing arrangements of $1.2 million.

Earnings from equity method investments— Wholesale Sales & Ancillary Services

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$6,903	0.115%	$15,547	0.231%	$(8,644)	(55.6%)

Earnings from equity method investments for the year ended June 30, 2022 decreased $8.6 million, or 55.6% to $6.9 million from $15.5 million in 2021. The net decrease of $8.6 million includes an $11.7 million decrease related to JMB, a former equity method investment which is now reported by the Company as a wholly owned subsidiary, offset by increased earnings of $3.1 million from our other equity method investments.

Remeasurement gain on pre-existing equity interest— Wholesale Sales & Ancillary Services

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Remeasurement gain on pre-existing equity interest	$—	(—%)	$26,306	0.390%	$(26,306)	(100.0%)

The remeasurement gain on pre-existing equity interest recognized during the Company’s prior year was in connection with the acquisition of JMB. The Company’s fair value of its 20.5% pre-existing equity interest in JMB was determined to be approximately $33.9 million at the acquisition date. Based on the total consideration paid of $207.4 million, the remeasurement resulted in the recognition of a pretax gain of $26.3 million.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through our wholly-owned subsidiaries: JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), and through our 50%-owned subsidiary Precious Metals Purchasing Partners, LLC ("PMPP"). As a result of the completion of our acquisition of JMB in March 2021, JMB’s financial activity, including performance data, is included in the Direct-to-Consumer segment's fiscal year annual results beginning from that date in fiscal 2021.

Overview of Results of Operations for the Years Ended June 30, 2022 and 2021

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment for the years ended June 30, 2022 and 2021 are as follows:

in thousands, except performance metrics
Years Ended June 30,	2022				2021				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$2,134,512	(a)	100.000%		$874,308	(c)	100.000%		$1,260,204	144.1%
Gross profit	147,672		6.918%	(b)	71,385		8.165%	(d)	$76,287	106.9%
Selling, general and administrative expenses	(34,152)		(1.600%)		(12,830)		(1.467%)		$21,322	166.2%
Depreciation and amortization expense	(26,057)		(1.221%)		(9,561)		(1.094%)		$16,496	172.5%
Interest expense	(2,958)		(0.139%)		(898)		(0.103%)		$2,060	229.4%
Other expense, net	(229)		(0.011%)		—		(—%)		$229	—
Net income before provision for income taxes	$84,276		3.948%		48,096		5.501%		$36,180	75.2%

Performance Metrics:
Gold ounces sold(1)	609,000				257,000				352,000	137.0%
Silver ounces sold(2)	27,611,000				10,463,000				17,148,000	163.9%
Number of new customers(3)	230,400				84,300				146,100	173.3%
Number of active customers(4)	623,700				167,700				456,000	271.9%
Number of total customers(5)	2,013,000				1,782,600				230,400	12.9%
DTC ticket volume from new customers(6)	178,086				84,300				93,786	111.3%
DTC ticket volume from pre-existing customers(7)	680,544				247,364				433,180	175.1%
DTC total ticket volume(8)	858,630				331,664				526,966	158.9%
DTC average order value(9)	$2,520				$2,773				$(253)	(9.1%)

(a)
Includes $2.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 6.911% for the period.
(c)
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
(6)
Ticket volume from new customers represents the number of third-party product orders from new customers processed by JMB, Goldline, and PMPP during the period.
(7)
Ticket volume from pre-existing customers represents the total number of third-party product orders from pre-existing customers processed by JMB, Goldline, and PMPP during the period.
(8)
Total ticket volume represents the total number of third-party product orders processed by JMB, Goldline, and PMPP during the period.
(9)
Average Order Value ("AOV") represents the average dollar value of third-party product orders (excluding accumulation program orders) delivered to the customer during the period.

Segment Results — Direct-to-Consumer

Revenues — Direct-to-Consumer

in thousands, except performance metrics
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$2,134,512	100.000%	$874,308	100.000%	$1,260,204	144.1%
Performance Metrics:
Gold ounces sold	609,000		257,000		352,000	137.0%
Silver ounces sold	27,611,000		10,463,000		17,148,000	163.9%
Number of new customers	230,400		84,300		146,100	173.3%
Number of active customers	623,700		167,700		456,000	271.9%
Number of total customers	2,013,000		1,782,600		230,400	12.9%
DTC ticket volume from new customers	178,086		84,300		93,786	111.3%
DTC ticket volume from existing customers	680,544		247,364		433,180	175.1%
DTC total ticket volume	858,630		331,664		526,966	158.9%
DTC average order value	$2,520		$2,773		$(253)	(9.1%)

Revenues for the year ended June 30, 2022 increased $1.260 billion, or 144.1%, to $2.135 billion from $874.3 million in 2021. Excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, revenues for the year ended June 30, 2022 increased $1.266 billion or 146.3% to $2.132 billion from $865.8 million in 2021. The increase in revenue was primarily due to transactions generated by JMB, for which a full year of activity is included in the current year compared to the prior year that only included activity for the post acquisition period. For the year ended June 30, 2022 JMB's revenue increased $1.270 billion to $1.943 billion from $673.3 million, while revenue of Goldline and PMPP, in the aggregate, decreased by $9.8 million as compared to the prior year.

Gold ounces sold for the year ended June 30, 2022 increased 352,000 ounces, or 137.0%, to 609,000 ounces from 257,000 ounces in 2021. Silver ounces sold for the year ended June 30, 2022 increased 17,148,000 ounces, or 163.9%, to 27,611,000 ounces from 10,463,000 ounces in 2021. The increase in the segment’s precious metals ounces sold was primarily due to JMB activity, which accounted for 103.1% and 97.5% of total change in gold and silver ounces sold, respectively, for the year ended June 30, 2022 (which included a full year of activity) compared to 2021 (which included only activity for the post acquisition period.). The gold ounces sold by Goldline and PMPP in the aggregate decreased 17.7% compared to the prior year. The silver ounces sold by Goldline and PMPP in the aggregate increased 28.4% compared to the prior year.

On average, the selling prices for gold increased by 8.5% and selling prices for silver decreased by 8.9% during the year ended June 30, 2022 as compared to the prior year.

The number of new customers for the year ended June 30, 2022 increased 146,100, or 173.3% to 230,400 from 84,300 in 2021. The number of active customers for the year ended June 30, 2022 increased 456,000, or 271.9% to 623,700 from 167,700 in 2021. The number of total customers as of June 30, 2022 increased 230,400, or 12.9% to 2,013,000 from 1,782,600 as of June 30, 2021. The increases in the customer-based metrics were primarily due to our acquisition of JMB in March 2021.

For the year ended June 30, 2022, the Direct-to-Consumer ticket volume related to new customers increased by 93,786 tickets, or 111.3%, to 178,086 tickets from 84,300 tickets in 2021. For the year ended June 30, 2022, Direct-to-Consumer ticket volume related to pre-existing customers increased by 433,180 tickets, or 175.1%, to 680,544 tickets from 247,364 tickets in 2021. For the year ended June 30, 2022, the Direct-to-Consumer ticket volume increased by 526,966 tickets, or 158.9%, to 858,630 tickets from 331,664 tickets in 2021. The increase in ticket volume was primarily due to transactions generated by JMB, for which a full year of activity is included in the current year compared to the prior year that only included activity for the post acquisition period.

For the year ended June 30, 2022, the Direct-to-Consumer average order value decreased by $253, or 9.1%, to $2,520 from $2,773 in 2021. For the year ended June 30, 2022, average order value of JMB, Goldline, and PMPP increased by 3.8%, 9.4%, and 5.3%, respectively, compared to 2021. For the year ended June 30, 2022, JMB's average order value was $2,328.

Gross Profit — Direct-to-Consumer

in thousands, except performance metric
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$147,672	6.918%	$71,385	8.165%	$76,287	106.9%

Gross profit for the year ended June 30, 2022 increased by $76.3 million, or 106.9%, to $147.7 million from $71.4 million in 2021. The increase in gross profit was mainly due to JMB’s contribution, which accounted for $74.2 million or 97.2% of the increase.

For the year ended June 30, 2022, the Direct-to-Consumer segment's profit margin percentage decreased by 124.7 basis points to 6.918% from 8.165% in 2021. Excluding the impact of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, the Direct-to-Consumer segment's gross profit margin percentage decreased by 131.5 basis points to 6.911% from 8.226% in 2021. The decrease in the gross profit margin percentage was mainly driven by the addition of JMB which has lower Direct-to-Consumer margins than Goldline and PMPP, partially offset by improved gross profit percentages at Goldline and PMPP.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(34,152)	(1.600%)	$(12,830)	(1.467%)	$21,322	166.2%

Selling, general and administrative expenses for the year ended June 30, 2022 increased $21.3 million, or 166.2%, to $34.2 million from $12.8 million in 2021. The change was primarily due to an increase in JMB’s selling, general, and administrative expenses of $21.6 million.

Depreciation and amortization expense — Direct-to-Consumer

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(26,057)	(1.221%)	$(9,561)	(1.094%)	$16,496	172.5%

Depreciation and amortization expense for the year ended June 30, 2022, increased $16.5 million, or 172.5%, to $26.1 million from $9.6 million in 2021. The change was primarily due to an increase in JMB’s depreciation and amortization expense of $16.6 million.

Interest expense — Direct-to-Consumer

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,958)	(0.139%)	$(898)	(0.103%)	$2,060	229.4%

Interest expense for the year ended June 30, 2022 increased $2.1 million to $3.0 million from $0.9 million in 2021. The increase is related to JMB’s product financing activity with A-Mark.

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC ("CFC"), AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”).

Overview of Results of Operations for the Years Ended June 30, 2022 and 2021

— Secured Lending Segment

The operating results of our Secured Lending segment for the years ended June 30, 2022 and 2021 are as follows:

in thousands, except performance metrics
Years Ended June 30,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$11,094	100.000%	$8,159	100.000%	$2,935	36.0%
Interest expense	(9,000)	(81.125%)	(7,301)	(89.484%)	$1,699	23.3%
Selling, general and administrative expenses	(1,622)	(14.621%)	(2,198)	(26.940%)	$(576)	(26.2%)
Depreciation and amortization expense	(352)	(3.173%)	(351)	(4.302%)	$1	0.3%
Earnings from equity method investments	4	0.036%	—	(—%)	$4	(—%)
Other income, net	2,182	19.668%	1,079	13.225%	$1,103	102.2%
Net income (loss) before provision for income taxes	$2,306	20.786%	$(612)	(7.501%)	$2,918	476.8%

Performance Metric:
Number of secured loans at period end(1)	2,271		1,881		390	20.7%

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Years Ended June 30,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$11,094	100.000%	$8,159	100.000%	$2,935	36.0%
Performance Metric
Number of secured loans at period-end	2,271		1,881		390	20.7%

Interest income for the year ended June 30, 2022 increased $2.9 million, or 36.0%, to $11.1 million from $8.2 million in 2021. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances during the current year as compared to the average monthly loan balances for the prior year. The number of secured loans outstanding increased by 390 or 20.7% to 2,271 from 1,881 as of June 30, 2021.

Interest Expense — Secured Lending

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(9,000)	(81.125%)	$(7,301)	(89.484%)	$1,699	23.3%

Interest expense for the year ended June 30, 2022 increased $1.7 million, or 23.3% to $9.0 million from $7.3 million in 2021. The change in interest expense is driven by the value of our secured loan portfolio, which is primarily financed through the Notes and our Trading Credit Facility. As compared to the prior year, interest expense related to the Notes and our Trading Credit Facility increased $1.2 million and loan servicing costs increased $0.5 million.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(1,622)	(14.621%)	$(2,198)	(26.940%)	$(576)	(26.2%)

Selling, general, and administrative expenses for the year ended June 30, 2022 decreased $0.6 million, or 26.2%, to $1.6 million from $2.2 million in 2021. The decrease was mainly driven by lower compensation expense.

Other Income, net — Secured Lending

in thousands
Years Ended June 30,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$2,182	19.668%	$1,079	13.225%	$1,103	102.2%

Other income, net for the year ended June 30, 2022 increased $1.1 million, or 102.2% to $2.2 million from $1.1 million in 2021. The increase was due to higher royalty income earned.

NON-GAAP MEASURES

Adjusted net income before provision for income taxes

Overview

In addition to our results determined in accordance with U.S. GAAP, we believe the below non-GAAP measure is useful in evaluating our operating performance. We use the financial measure “adjusted net income before provision for income taxes” to present our pre-tax earnings from on-going business operations. This measure does not have standardized definitions and is not prepared in accordance with U.S. GAAP. The items excluded from this financial measure may have a material impact on our financial results. Certain of those items are non-recurring, while others are non-cash in nature. Accordingly, this non-GAAP financial measure should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with U.S. GAAP.

Reconciliation

We calculate this non-GAAP performance measure by eliminating from net income before provision for income taxes the impact of items we do not consider indicative of our ongoing operations. We eliminate the impact of the following four items: (i) remeasurement gains or losses; (ii) acquisition expenses; (iii) amortization expenses related to intangible assets acquired; and (iv) depreciation expense. The following tables reconcile this non-GAAP financial measure to its most closely comparable U.S. GAAP measure on our financial statements for the years ended June 30, 2022 and 2021.

Year Ended June 30, 2022 Compared to Year Ended June 30, 2021

in thousands
Years Ended June 30,	2022	2021	$	%
Net income before provision for income taxes	$166,417	$192,801	$(26,384)	(13.7%)
Adjustments:
Remeasurement gain on pre-existing equity interest	—	(26,306)	$(26,306)	(100.0%)
Acquisition costs	1,283	2,576	$(1,293)	(50.2%)
Amortization of acquired intangibles	25,668	9,342	$16,326	174.8%
Depreciation expense	1,632	1,447	$185	12.8%
Adjusted net income before provision for income taxes (non-GAAP)	$195,000	$179,860	$15,140	8.4%

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

Amortization of purchased intangibles. Amortization expense of purchased intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions. Management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business. Amortization of purchased intangible assets will recur in future periods. For additional information about the amortization of our purchased intangibles. (See Note 9 to the Company’s consolidated financial statements.)

Depreciation expense. Depreciation expense is calculated using a straight-line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Due to depreciation expense being non-cash in nature, management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business. (See Note 8 to the Company’s consolidated financial statements.)

Earnings before interest, taxes, depreciation, and amortization

Overview

In addition to the performance non-GAAP measure discussed in the section above, we use the non-GAAP liquidity measure “earnings before interest, taxes, depreciation, and amortization” or "EBITDA" to evaluate our business operations unburdened by our capital structure, before investing activities, interest, and income taxes. Management and external users of our consolidated financial statements, such as industry analysts and investors, may use EBITDA to compare business operations with other publicly traded companies.

Reconciliation

We calculate EBITDA by eliminating from net income the following five items: (i) interest income; (ii) interest expense; (iii) amortization expenses related to intangible assets acquired; (iv) depreciation expense; and (v) income tax expense.

Management believes the most directly comparable GAAP financial measure is “net cash used in operating activities” presented in the consolidated statement of cash flows. EBITDA is reconciled directly to "net cash used in operating activities" below:

in thousands
Years Ended June 30,	2022	2021	$	%
Net income	$133,079	$160,924	$(27,845)	(17.3%)
Adjustments:
Interest income	(21,800)	(18,474)	$3,326	18.0%
Interest expense	21,992	19,865	$2,127	10.7%
Amortization of acquired intangibles	25,668	9,342	$16,326	174.8%
Depreciation expense	1,632	1,447	$185	12.8%
Income tax expense	33,338	31,877	$1,461	4.6%
	60,830	44,057	$16,773	38.1%

Earnings before interest, taxes, depreciation, and amortization (EBITDA)	$193,909	$204,981	$(11,072)	(5.4%)

Reconciliation of EBITDA to Operating Cash Flows:
Earnings before interest, taxes, depreciation, and amortization (EBITDA)	$193,909	$204,981	$(11,072)	(5.4%)
Amortization of loan cost	2,651	2,162	$489	22.6%
Deferred income taxes	(4,106)	(2,034)	$2,072	101.9%
Interest added to principal of secured loans	(14)	(13)	$1	7.7%
Share-based compensation	2,140	1,173	$967	82.4%
Write-down of digital assets	229	—	$229	(—%)
Remeasurement gain on pre-existing equity method investment	—	(26,306)	$(26,306)	(100.0%)
Earnings from equity method investments	(6,907)	(15,547)	$(8,640)	(55.6%)
Dividends received from equity method investees	1,678	343	$1,335	389.2%
Income tax expense	(33,338)	(31,877)	$1,461	4.6%
Interest income	21,800	18,474	$3,326	18.0%
Interest expense	(21,992)	(19,865)	$2,127	10.7%
Changes in operating working capital	(245,216)	(184,145)	$61,071	33.2%
Net cash used in operating activities	$(89,166)	$(52,654)	$36,512	69.3%

Cash Flow Data:
Net cash used in operating activities	$(89,166)	$(52,654)	$36,512	69.3%
Net cash used in investing activities	$(60,563)	$(130,393)	$(69,830)	(53.6%)
Net cash provided by financing activities	$86,107	$232,127	$(146,020)	(62.9%)

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of June 30, 2022, approximately 81.2% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements and draws upon and pays down its lines of credit so as to minimize interest expense. (See Note 15 to the Company’s consolidated financial statements.)

Lines of Credit

in thousands
	June 30, 2022	June 30, 2021	June 30, 2022 Compared to June 30, 2021
Lines of credit	$215,000	$185,000	$30,000

Effective December 21, 2021, A-Mark entered into a three-year committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of June 30, 2022, the Trading Credit Facility provided the Company with access up to $350.0 million. The credit facility has a termination date of December 21, 2024.

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	June 30, 2022	June 30, 2021	June 30, 2022 Compared to June 30, 2021
Notes payable	$94,073	$93,249	$824

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

As of June 30, 2022, the consolidated aggregate carrying balance of the Notes was $94.1 million (which excludes the $5.0 million portion of the Class B Notes that the Company retained), and the remaining unamortized loan cost balance was approximately $0.9 million, which is amortized using the effective interest method through the maturity date. (See Note 15 to the Company’s consolidated financial statements.)

Liabilities on Borrowed Metals

in thousands
	June 30, 2022	June 30, 2021	June 30, 2022 Compared to June 30, 2021
Liabilities on borrowed metals	$59,417	$91,866	$(32,449)

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

Product Financing Arrangements

in thousands
	June 30, 2022	June 30, 2021	June 30, 2022 Compared to June 30, 2021
Product financing arrangements	$282,671	$201,028	$81,643

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

Secured Loans Receivable

in thousands
	June 30, 2022	June 30, 2021	June 30, 2022 Compared to June 30, 2021
Secured loans receivable	$126,217	$112,968	$13,249

CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins that affords our customers a convenient means of financing their inventory or collections. (See Note 5 to the Company’s consolidated financial statements.) AMCF also purchases and holds secured loans from CFC to meet its collateral requirements related to the Notes. (See Note 15 to Company’s consolidated financial statements.) Most of the Company's secured loans are short-term in nature. The renewal of these instruments is at the discretion of the Company and, as such, provides us with some flexibility in regard to our capital deployment strategies.

Dividends

On August 30, 2021, the Company's board of directors declared a non-recurring special dividend of $1.00 per common share (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) to stockholders of record at the close of business on September 20, 2021. The dividend was paid on September 24, 2021 and totaled $22.6 million.

On April 28, 2022, the Company’s board of directors declared a two-for-one split of A-Mark’s common stock in the form of a stock dividend. Each stockholder of record at the close of business on May 23, 2022 received a dividend of one additional share of common stock for every share held on the record date that was distributed after the close of trading on June 6, 2022. This was a non cash transaction. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split in the form of a dividend for all periods presented.

The Company recently announced that its board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share. The initial quarterly cash dividend under the policy will be paid on October 24, 2022 to stockholders of record as of October 10, 2022.

The Company has also announced its board of directors has declared a non-recurring special cash dividend of $1.00 per common share, payable on September 26, 2022 to holders of record on September 12, 2022. (See Note 20 to the consolidated financial statements.)

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

The following summarizes components of our consolidated statements of cash flows for the years ended June 30, 2022 and 2021:

in thousands
Year Ended	June 30, 2022	June 30, 2021	June 30, 2022 Compared to June 30, 2021
Net cash used in operating activities	$(89,166)	$(52,654)	$(36,512)
Net cash used in investing activities	$(60,563)	$(130,393)	$69,830
Net cash provided by financing activities	$86,107	$232,127	$(146,020)

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) investing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing. The primary reason for the increase in net cash used by operating activities was due to changes in working capital, partially offset by increased cash generated from net income, adjusted for noncash items Net cash used in investing activities decreased as a result of lower acquisition activity and loan originations. Net cash used in financing activities increased as a result of a decrease in the use of short-term debt financing, as well as the absence of proceeds from a public offering of common stock, partially offset by increased borrowings from our Trading Credit Facility.

Net cash used in operating activities

Operating activities used $89.2 million and $52.7 million in cash for the years ended June 30, 2022 and 2021, respectively, representing a $36.5 million decrease in cash used compared to the year ended June 30, 2021. The increase in cash used was primarily driven by changes in the balances of inventories, deferred revenue and other advances, and derivative assets, partially offset by increased net income adjusted for noncash items and changes in working capital, which includes the balances of derivative liabilities, accounts payable, liabilities on borrowed metals, and precious metals held under financing arrangements.

Net cash used in investing activities

Investing activities used $60.6 million and $130.4 million in cash for the years ended June 30, 2022 and 2021, respectively, representing a $69.8 million decrease in the use of cash compared to the year ended June 30, 2021. This period over period decrease in cash used was primarily due to lower investing cash outflows associated with acquisitions, in which the prior year activity included the Company's $61.4 million incremental acquisition of JMB, and lower cash flows of $39.9 million associated with the acquisition and origination of secured loans in the current period, partially offset by higher cash used for the purchases long-term investments of $26.9 million, and the current year purchase an option to acquire a long-term investment valued at $5.3 million.

Net cash provided by financing activities

Financing activities provided $86.1 million and $232.1 million in cash for the years ended June 30, 2022 and 2021, respectively, representing a $146.0 million decrease in cash provided compared to the year ended June 30, 2021. This period over period decrease was primarily due to the change in cash used by product financing arrangements of $44.7 million, the absence of proceeds from a public offering of common stock of $75.3 million, and lower cash inflows of $20.0 million associated with borrowings under lines of credit.

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

Our policy is to substantially hedge our inventory position, net of open sale and purchase commitments that are subject to price risk. We regularly enter into precious metals commodity forward and futures contracts with financial institutions to hedge against this risk. We use futures contracts, which typically settle within 30 days, for our shorter-term hedge positions, and forward contracts, which may remain open for up to six months, for our longer-term hedge positions. We have access to all of the precious metals markets, allowing us to place hedges. We also maintain relationships with major market makers in every major precious metals dealing center.

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

The Company’s net gains (losses) on derivative instruments for the years ended June 30, 2022 and 2021, totaled $47.8 million and $(125.6) million, respectively. These net gains and losses on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the consolidated statements of income.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of June 30, 2022 and June 30, 2021:

in thousands
	June 30, 2022	June 30, 2021
Inventories	$741,018	$458,019
Precious metals held under financing arrangements	79,766	154,742
	820,784	612,761
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(1,434)	(406)
Premium on metals position	(27,059)	(11,017)
Precious metal value not hedged	(28,493)	(11,423)

	792,291	601,338

Commitments at market:
Open inventory purchase commitments	681,835	987,926
Open inventory sales commitments	(497,949)	(590,156)
Margin sale commitments	(26,984)	(7,322)
In-transit inventory no longer subject to market risk	(13,164)	(16,707)
Unhedgeable premiums on open commitment positions	12,933	8,638
Borrowed precious metals	(59,417)	(91,866)
Product financing arrangements	(282,671)	(201,028)
Advances on industrial metals	768	287
	(184,649)	89,772

Precious metal subject to price risk	607,642	691,110

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	278,326	175,352
Precious metals futures contracts at market values	326,713	514,240
Total market value of derivative financial instruments	605,039	689,592

Net precious metals subject to commodity price risk	$2,603	$1,518

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At June 30, 2022, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

Commitments and Contingencies

Refer to Note 16 to the Company’s consolidated financial statements for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2022 and June 30, 2021, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands
	June 30, 2022	June 30, 2021
Purchase commitments	$681,835	$987,926
Sales commitments	$(497,949)	$(590,156)
Margin sales commitments	$(26,984)	$(7,322)
Open forward contracts	$278,326	$175,352
Open futures contracts	$326,713	$514,240
Foreign exchange forward contracts	$9,738	$6,541

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

The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. (See Note 12 to the Company’s consolidated financial statements.)

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

Inventories

The Company's inventory, which primarily consists of bullion and bullion coins, is acquired and initially recorded at cost and then marked to fair market value. The fair market value of the bullion and bullion coins comprises two components: (i) published market values attributable to the cost of the raw precious metal, and (ii) the published market values attributable to the premium, which is attributable to the incremental value of the product in its finished goods form. The market value attributable solely to such premium is readily determinable by reference to multiple reputable published sources. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged.

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

Inventory includes amounts borrowed from suppliers and customers arising from various arrangements including unallocated metal positions held by customers in the Company’s inventory, amounts due to suppliers for the use of consigned inventory, metals held by suppliers as collateral on advanced pool metals, as well as shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12 to the Company’s consolidated financial statements.)

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

Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s consolidated balance sheets. (See Note 13 to the Company’s consolidated financial statements for more information on the Company’s accounting for income taxes.)

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial position or results of operations. (See Note 2 to the Company’s consolidated financial statements.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

A-Mark Precious Metals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of A-Mark Precious Metals, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 2, 2022 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Newport Beach, California

September 2, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

A-Mark Precious Metals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of A-Mark Precious Metals, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2022, and our report dated September 2, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Newport Beach, California

September 2, 2022

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data)

	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash(1)	$37,783	$101,405
Receivables, net	97,040	89,000
Derivative assets	91,743	44,536
Secured loans receivable(1)	126,217	112,968
Precious metals held under financing arrangements(1)	79,766	154,742
Inventories:
Inventories(1)	458,347	256,991
Restricted inventories	282,671	201,028
	741,018	458,019
Prepaid expenses and other assets(1)	7,558	3,557
Total current assets	1,181,125	964,227
Operating lease right of use assets	6,482	5,702
Property, plant, and equipment, net	9,845	8,609
Goodwill	100,943	100,943
Intangibles, net	67,965	93,633
Long-term investments	70,828	18,467
Other long-term assets	5,471	—
Total assets	$1,442,659	$1,191,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$215,000	$185,000
Liabilities on borrowed metals	59,417	91,866
Product financing arrangements	282,671	201,028
Accounts payable and other payables	6,127	5,935
Deferred revenue and other advances	175,545	194,416
Derivative liabilities	75,780	7,539
Accrued liabilities(1)	21,813	18,785
Income tax payable	382	5,016
Total current liabilities	836,735	709,585
Notes payable(1)	94,073	93,249
Deferred tax liabilities	15,408	19,514
Other liabilities	5,972	5,291
Total liabilities	952,188	827,639
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of June 30, 2022 and June 30, 2021	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 23,379,888 and 22,459,314 shares issued and outstanding as of June 30, 2022 and June 30, 2021, respectively	234	113
Additional paid-in capital	166,526	150,420
Retained earnings	321,849	212,090
Total A-Mark Precious Metals, Inc. stockholders’ equity	488,609	362,623
Noncontrolling interests	1,862	1,319
Total stockholders’ equity	490,471	363,942
Total liabilities, noncontrolling interests and stockholders’ equity	$1,442,659	$1,191,581

(1)
Includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

See accompanying Notes to the Consolidated Financial Statements

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

	June 30, 2022	June 30, 2021
ASSETS OF THE CONSOLIDATED VIE
Cash	$3,264	$2,877
Secured loans receivable	92,246	84,817
Precious metals held under financing arrangements	13,524	23,976
Inventories	4,752	2,532
Prepaid expenses and other assets	23	23
Total assets of the consolidated variable interest entity	$113,809	$114,225
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$21,081	$20,539
Accrued liabilities	832	847
Notes payable(2)	99,073	98,249
Total liabilities of the consolidated variable interest entity	$120,986	$119,635

(1)
This is an intercompany balance, which is eliminated in consolidation and hence is not shown on the consolidated balance sheets.
(2)
$5.0 million of the Notes are held by the Company, which is eliminated in consolidation and hence is not shown on the consolidated balance sheets.

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Years Ended
	June 30, 2022	June 30, 2021
Revenues	$8,159,254	$7,613,015
Cost of sales	7,897,489	7,402,817
Gross profit	261,765	210,198
Selling, general, and administrative expenses	(76,618)	(48,020)
Depreciation and amortization expense	(27,300)	(10,789)
Interest income	21,800	18,474
Interest expense	(21,992)	(19,865)
Earnings from equity method investments	6,907	15,547
Other income, net	1,953	1,079
Remeasurement gain on pre-existing equity interest	—	26,306
Unrealized losses on foreign exchange	(98)	(129)
Net income before provision for income taxes	166,417	192,801
Income tax expense	(33,338)	(31,877)
Net income	133,079	160,924
Net income attributable to noncontrolling interests	543	1,287
Net income attributable to the Company	$132,536	$159,637
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$5.81	$9.57
Diluted	$5.45	$8.90

Weighted average shares outstanding:
Basic	22,805,600	16,686,600
Diluted	24,329,500	17,944,600

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2020	14,063,000	$71	$27,289	$73,644	$101,004	$3,890	$104,894
Net income	—	—	—	159,637	159,637	1,287	160,924
Share-based compensation	—	—	1,173	—	1,173	—	1,173
Issuance of common stock sold in public offering, net of offering costs	5,750,000	29	75,315	—	75,344	—	75,344
Common stock issued for acquisition of JMB	2,094,014	10	41,598	—	41,608	—	41,608
Net settlement on issuance of common shares on exercise of shared-based awards	552,300	3	3,482	—	3,485	—	3,485
Acquisition of noncontrolling interest, net of deferred taxes	—	—	1,563	—	1,563	(3,858)	(2,295)
Dividends declared ($0.75 per common share)	—	—	—	(21,191)	(21,191)	—	(21,191)
Balance, June 30, 2021	22,459,314	113	150,420	212,090	362,623	1,319	363,942
Net income	—	—	—	132,536	132,536	543	133,079
Share-based compensation	—	—	2,140	—	2,140	—	2,140
Net settlement on issuance of common shares on exercise of shared-based awards	543,466	2	2,286	—	2,288	—	2,288
Common stock issued for increase in long-term investments	377,108	3	11,680	—	11,683	—	11,683
Dividends declared ($1.00 per common share)	—	—	—	(22,661)	(22,661)	—	(22,661)
Dividends declared (2:1 stock split per common share)	—	116	—	(116)	—	—	—
Balance, June 30, 2022	23,379,888	$234	$166,526	$321,849	$488,609	$1,862	$490,471

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

Years Ended June 30,	2022	2021
Cash flows from operating activities:
Net income	$133,079	$160,924
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	27,300	10,789
Amortization of loan cost	2,651	2,162
Deferred income taxes	(4,106)	(2,034)
Interest added to principal of secured loans	(14)	(13)
Share-based compensation	2,140	1,173
Write-down of digital assets	229	—
Remeasurement gain on pre-existing equity method investment	—	(26,306)
Earnings from equity method investments	(6,907)	(15,547)
Dividends received from equity method investees	1,678	343
Changes in assets and liabilities:
Receivables	(8,040)	(20,880)
Secured loans receivable	757	1,932
Secured loans made to affiliates	3,042	5,755
Derivative assets	(47,207)	7,447
Precious metals held under financing arrangements	74,976	23,835
Inventories	(282,999)	(79,031)
Prepaid expenses and other assets	(649)	(7)
Accounts payable and other payables	192	(86,097)
Deferred revenue and other advances	(18,871)	58,651
Derivative liabilities	68,241	(20,194)
Liabilities on borrowed metals	(32,449)	(76,340)
Accrued liabilities	2,425	5,686
Income tax payable	(4,634)	(4,902)
Net cash used in operating activities	(89,166)	(52,654)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(2,879)	(2,113)
Purchase of long-term investments	(34,950)	(7,996)
Purchase of an option to acquire long-term investments	(5,300)	—
Secured loans receivable, net	(17,034)	(56,932)
Acquisition of remaining noncontrolling equity interest in joint venture	—	(1,950)
Purchase of digital assets	(400)	—
Redemption associated with acquisition of pre-existing equity method investment	—	17,457
Incremental acquisition of pre-existing equity method investment, net of cash	—	(78,859)
Net cash used in investing activities	(60,563)	(130,393)
Cash flows from financing activities:
Product financing arrangements, net	81,643	126,350
Dividends paid	(22,645)	(21,191)
Borrowings and repayments under lines of credit, net	30,000	50,000
Debt funding issuance costs	(5,179)	(1,861)
Net proceeds from the issuance of common stock	—	75,344
Net settlement on issuance of common shares on exercise of options	2,288	3,485
Net cash provided by financing activities	86,107	232,127
Net (decrease) increase in cash, cash equivalents, and restricted cash	(63,622)	49,080
Cash, cash equivalents, and restricted cash, beginning of period	101,405	52,325
Cash, cash equivalents, and restricted cash, end of period	$37,783	$101,405
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$20,576	$17,933
Income taxes paid	$42,548	$42,426
Income taxes refunded	$122	$3,887
Non-cash investing and financing activities:
Interest added to principal of secured loans	$14	$13
Fair value of shares exchanged for increase in long-term investment	$11,683	$41,608
Addition of right of use assets under operating lease obligations	$2,013	$—

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 1,800 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, and a trading center in El Segundo, California. The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to Wholesale Sales activity, A-Mark offers its customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint and other sovereign mints for sale to its customers.

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

JM Bullion, Inc.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites and marketplaces. JMB operates six separately branded, company-owned websites targeting specific niches within the precious metals retail market. Typically, JMB offers approximately 4,000 different products during a fiscal year, measured by stock keeping units or SKUs, on its websites. This number can vary over time, particularly when demand is high and certain SKUs may be out of stock.

In April 2022, JMB commercially launched the CyberMetals online platform, where customers can purchase and sell fractional shares of digital gold, silver, platinum, and palladium bars in a range of denominations. CyberMetals’ customers have the option to convert their digital holdings to fabricated precious metals products via an integrated redemption flow with JMB. These products may be designated for storage by the Company or shipped directly to the customer.

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

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC including its two wholly-owned subsidiaries AM Capital Funding, LLC (“AMCF”) and CFC Alternative Investments (“CAI”), (collectively “CFC”).

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

Comprehensive Income

For the years ended June 30, 2022 and 2021, there were no items that gave rise to other comprehensive income or loss, and, as a result net income equaled comprehensive income.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of fair value (primarily, with respect to precious metal inventory, derivatives, certain financial instruments, and certain investments), impairment assessments of property, plant and equipment and intangible assets, valuation allowance determination on deferred tax assets, determining the incremental borrowing rate for calculating right of use assets and lease liabilities, and revenue recognition judgments. Actual results could materially differ from these estimates.

Reclassification

In our consolidated statements of income, we present depreciation and amortization expense as a separate line item. In prior fiscal years, depreciation and amortization expense was a component of the selling, general, and administrative expenses line item. In our consolidated balance sheets and consolidated statements of cash flows, we present (i) accounts payable and other payables and (ii) deferred revenue and other advances as a separate line items. In prior fiscal years the aggregate amounts were presented in a single line item, as accounts payable and other current liabilities.

Prior periods have been reclassified to conform to the current period presentation. These reclassifications have no impact on previously reported net income, financial position, or cash flows.

Stock Split in the Form of a Dividend

On April 28, 2022, the Company’s board of directors declared a two-for-one split of A-Mark’s common stock in the form of a stock dividend. Each stockholder of record at the close of business on May 23, 2022 received a dividend of one additional share of common stock for every share held on the record date, which was distributed on June 6, 2022. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split in the form of a stock dividend for all periods presented.

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

Business Combination

The Company accounts for business combinations by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests, if any, in an acquired entity is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities. Net cash paid to acquire a business is classified as investing activities on the accompanying consolidated statements of cash flows.

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

AMCF, a wholly owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities. The Company has various forms of on-going involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of June 30, 2022 and June 30, 2021, are indicated on the table that follows the consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and June 30, 2021.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of June 30, 2022 and June 30, 2021, precious metals held under financing arrangements totaled $79.8 million and $154.7 million respectively.

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

Leased Right of Use Assets

We lease warehouse space, office facilities, and equipment. Our operating leases with terms longer than twelve months are recorded at the sum of the present value of the lease's fixed minimum payments as operating lease right of use assets ("ROU assets") in the Company’s consolidated balance sheets. Lease terms include all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants. Our finance leases (previously considered by the Company as capital leases prior to our adoption of ASU 2016-02, Leases (Topic 842) and subsequent related amendments (“ASC 842”) are another type of ROU asset, but are classified in the Company’s consolidated balance sheets as a component of property, plant, and equipment at the present value of the lease payments.

The ROU asset amounts include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives. We use our incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases, as our leases do not have readily determinable implicit discount rates. Our incremental borrowing rate is the rate of interest that we would incur to borrow on a collateralized basis over a similar term and amount in a similar economic environment

Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. The depreciable life of ROU assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. (See Note 7.)

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

Long-Term Investments

Investments in privately-held entities are accounted for using the equity method when the Company has significant influence, but not control over the investee and are accounted for using the cost method when the Company has little or no influence over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors are considered in determining whether the equity method of accounting is appropriate. Under the equity method, the carrying value of the investment is adjusted for the Company’s proportionate share of the investee’s earnings or losses, with the corresponding share of earnings or losses reported in other income, net. The carrying value of the investment is reduced by the amount of the dividends received from the equity-method investee, as they are considered a return of capital. Under the cost method of accounting, the investment is measured at cost minus impairments, if any, with changes recognized in net income.

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an on-going evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments are reportable VIEs as of June 30, 2022 and June 30, 2021.

Other Long-Term Assets

Digital Assets

The Company has purchased certain digital assets (crypto currencies) that are held for investment purposes. The Company accounts for digital assets in accordance with Intangibles - Goodwill and Other Topic 350 of the ASC ("ASC 350"). Digital assets are shown in the other long-term assets line item on the consolidated balance sheets. Digital assets are a type of intangible asset with indefinite useful lives, which are recorded at cost less impairment. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value, an impairment loss is recorded. If the fair market value at any point during the reporting period is higher than the carrying value the basis of the digital assets will not be adjusted to account for this increase. Gains on digital assets, if any, are recognized upon sale or disposal of the digital assets. Write downs and gains are shown in the consolidated statement of income, as component of the line item other income, net.

As of June 30, 2022 and June 30, 2021, the carrying balance of the digital assets was $0.2 million and $0.0 million respectively, which is shown net of cumulative write-downs of $0.2 million and $0.0 million, respectively. As of June 30, 2022, the fair market value of such digital assets held was $0.2 million. For the year ended June 30, 2022, the Company recorded $0.2 million of write-downs on such digital assets. For the year ended June 30, 2022, the Company had no realized gains related to sale of digital assets. For the year ended June 30, 2021, the Company had no digital asset activity.

Option to Acquire Additional Interest in a Long-Term Investment

On June 27, 2022, the Company acquired an additional 40% interest in Silver Gold Bull, Inc. (See Note 10.) Also included in this acquisition was an option, which is exercisable between December 2023 and September 2024, to purchase an additional 27.6% of the outstanding equity of Silver Gold Bull, Inc. to bring the Company's ownership interest up to 75.0%. As of June 27, 2022 and as of June 30, 2022, the Company recorded the fair value of the option as determined by an independent third-party valuation firm to be $5.3 million and $5.3 million, respectively.

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

in thousands
	Total
Balance as of June 30, 2020	$3,890
Net income attributable to noncontrolling interest	1,287
Acquisition of noncontrolling interest	(3,858)	(1)
Balance as of June 30, 2021	1,319	(2)
Net income attributable to noncontrolling interest	543
Balance as of June 30, 2022	$1,862	(2)

(1)	On April 1, 2021, the Company acquired the remaining 31% interest in the AMST joint venture, which increased the Company's ownership to 100%.
(2)	The remaining balance represents the 50% noncontrolling interests associated with the PMPP joint venture.

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
•
Borrowed precious metals orders for unallocated positions — Customers may purchase unallocated metal positions in the Company's inventory, which includes precious metals held for CyberMetals' customers. The quantity and type of metal is established at the order date, but the specific product is not yet determined. Revenue is not recognized until the customer selects the specific precious metal product it wishes to purchase, full payment is received, and the product is delivered to the customer.

In general, unshipped orders for which a customer advance has been received by the Company are classified as advances from customers. Orders that have been paid for and shipped, but not yet delivered to the customer are classified as deferred revenue. Both customer advances and deferred revenue are shown, in the aggregate, as deferred revenue and other advances in the consolidated financial statements. (See Note 11.)

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

The Company enters into futures and forward contracts solely for the purpose of hedging our inventory holding risk and our liability on price protection programs, and not for speculative market purposes. The Company’s gains and losses on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the consolidated statements of income. (See Note 12.)

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
•
Borrowed and leased metals fees The Company may incur financing costs from its borrowed metal arrangements. The Company borrows precious metals (usually in the form of pool metals) from its suppliers and customers under short-term arrangements using other precious metals as collateral. Typically, during the term of these arrangements, the third party charges a monthly fee as a percentage of the market value of the metals borrowed (determined at the spot price) plus certain processing and other fees.

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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of debt have been included as a component of the carrying amount of debt, with the exception of Trading Credit Facility debt issuance costs, which are included in prepaid expenses and other assets in the Company's consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $2.7 million and $2.2 million for the years ended June 30, 2022 and 2021, respectively.

Earnings from Equity Method Investments

The Company's proportional interest in the reported earnings from equity method investments is shown on the consolidated statements of income as earnings from equity method investments. Prior to the fourth quarter of fiscal 2021, the Company presented earnings from equity method investments as a component of other income (expense), net in the statements of income. Such reclassification had no impact on current or prior years’ net income, total assets, total liabilities, stockholders’ equity, or cash flows.

Other Income, Net

The Company's other income and expense is comprised of: (i) royalty income, which is recognized when earned and (ii) digital asset impairment, which is recognized when the fair market value of the asset at any point during the reporting period is lower than its carrying value.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $12.2 million and $5.0 million for the years ended June 30, 2022 and 2021. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the consolidated statements of income. Shipping and handling costs incurred totaled $25.6 million and $17.0 million, respectively, for the years ended June 30, 2022 and 2021.

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

In April 2022, the Company’s board of directors declared a two-for-one split of A-Mark’s common stock in the form of a stock dividend. In the aggregate, the additional shares of common stock issued and distributed totaled 11,562,980 on the dividend distribution date of June 6, 2022, and as such, prior year reported basic and dilution average shares outstanding and EPS have been retroactively adjusted to reflect the additional shares issued.

A reconciliation of shares used in calculating basic and diluted earnings per common share for the years ended June 30, 2022 and 2021, is presented below.

in thousands
	Years Ended
	June 30, 2022	June 30, 2021
Basic weighted average shares outstanding	22,806	16,687
Effect of common stock equivalents — stock issuable under outstanding equity awards	1,524	1,258
Diluted weighted average shares outstanding	24,330	17,945

Actual common shares outstanding totaled 23,379,888 and 22,459,314 as of June 30, 2022 and June 30, 2021.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU apply to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and the London interbank offered rate ("LIBOR"). This guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance is effective immediately; however, it is only available through December 31, 2022. The Company believes the amendments of ASU 2020-04 will not have a significant impact on the Company’s consolidated financial statements and related disclosures as the Company does not currently have any material contracts tied to LIBOR. Effective December 21, 2021, our new Trading Credit Facility is now tied to SOFR and the Company did not have any material adverse consequences from this transition (see Note 15).

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments - Credit Loss (Topic 326), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. This update is effective for the Company on July 1, 2022 (for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years). The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2018-19, 2019-05, 2019-10, 2019-11, 2020-02, and 2022-02. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. The Company does not have a history of credit losses. The adoption of this guidance will not have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company's consolidated financial statements.

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

The Company’s fixed-rate notes payable is reported at its aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying consolidated balance sheets. The fair value of the notes payable is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk. The following table presents the carrying amounts and estimated fair values of the Company’s fixed-rate notes payable as of June 30, 2022 and June 30, 2021:

in thousands
	June 30, 2022		June 30, 2021
	Carrying Amount	Fair value	Carrying Amount	Fair value
Notes payable	$94,073	$92,398	$93,249	$100,724

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The significant assumptions used to determine the carrying value and the related fair value of the assets and liabilities measured at fair value on a recurring basis are described below:

Inventories. The Company's inventory, which consists primarily of bullion and bullion coins, is acquired and initially recorded at cost and then marked to fair market value. The fair market value of the bullion and bullion coins comprises two components: i) published market values attributable to the cost of the raw precious metal, and ii) the published market values attributable to the premium, which is attributable to the incremental value of the product in its finished goods form. The market value attributable solely to such premium is readily determinable by reference to multiple reputable published sources. Except for commemorative coin inventory, which are included in inventory at the lower of cost or net realizable value, the Company’s inventory is subsequently recorded at their fair market values on a daily basis. The fair value for commodities inventory (i.e., inventory excluding commemorative coins) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory is classified in Level 1 of the valuation hierarchy.

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

Option to Purchase Interests in a Long-term Investment. The fair value of the option to purchase additional ownership interest in Silver Gold Bull, Inc, which is exercisable between December 2023 and September 2024, was determined by an independent third-party valuation firm and was recorded as a component of other long-term assets on the consolidated balance sheets. This option is classified in Level 3 of the valuation hierarchy.

The value of the option was determined using a Monte Carlo Simulation model ("MCS model"). The MCS model includes inputs based on significant assumptions related to management’s forecasts of the investee’s earnings-before-interest-taxes-depreciation-amortization ("EBITDA") and corresponding future total equity simulations, where an early exercise multiple is calibrated to maximize the fair value of the option during the exercise period. For each simulation path, option payoffs are calculated based on the contractual terms, and then discounted at the term-matched risk-free rate, where the value of the option is calculated as the average present value over all simulated paths.

We used the historical volatility of comparable companies to make certain assumptions in the MCS model, which resulted in an expected EBITDA volatility of 70.0% and an equity volatility of 70.0%, with these two inputs having a correlation factor of 60.0%. A 3.6% risk-free interest rate was used, where the risk-free interest rate was based on U.S. treasury yields for a time period corresponding to the remaining contractual life of the option. Lastly, the MCS model included EBITDA risk premium assumption of 12.9%.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and June 30, 2021, aggregated by each fair value hierarchy level:

in thousands
	June 30, 2022
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$739,584	$—	$—	$739,584
Precious metals held under financing arrangements	79,766	—	—	79,766
Derivative assets — open sale and purchase commitments, net	27,423	—	—	27,423
Derivative assets — futures contracts	20,245	—	—	20,245
Derivative assets — forward contracts	44,075	—	—	44,075
Option to purchase interest in a long-term investment	—	—	5,300	5,300
Total assets, valued at fair value	$911,093	$—	$5,300	$916,393
Liabilities:
Liabilities on borrowed metals	$59,417	$—	$—	$59,417
Product financing arrangements	282,671	—	—	282,671
Derivative liabilities — open sale and purchase commitments, net	70,564	—	—	70,564
Derivative liabilities — margin accounts	4,686	—	—	4,686
Derivative liabilities — forward contracts	530	—	—	530
Total liabilities, valued at fair value	$417,868	$—	$—	$417,868

(1)
Commemorative coin inventory totaling $1,434 thousand is held at lower of cost or realizable value, and thus is excluded from the inventories balance shown in this table.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an on-going basis, but are subject to fair value adjustments only under certain circumstances. These include (i) investments in private companies when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets, (ii) equity method investments that are remeasured to the acquisition-date fair value upon the Company obtaining a controlling interest in the investee during a step acquisition, (iii) property, plant, and equipment and definite-lived intangibles, (iv) digital assets, (v) goodwill, or (vi) indefinite-lived intangibles, all of which are written down to fair value when they are held for sale or determined to be impaired.

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

In regards to the Company's digital assets, the fair value is determined quarterly in accordance with ASC 820 and is based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). When the quoted prices on active exchanges decrease and indicate that it is more likely than not that our digital assets are impaired, we consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined. As of June 30, 2022, the carrying amounts and estimated fair values of the Company’s digital assets totaled $0.2 million and $0.2 million, respectively.
4. RECEIVABLES

Receivables consist of the following as of June 30, 2022 and June 30, 2021:

in thousands
	June 30, 2022	June 30, 2021
Customer trade receivables	$59,066	$12,197
Wholesale trade advances	27,675	26,959
Due from brokers	10,299	49,844
	$97,040	$89,000

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans as of June 30, 2022 and June 30, 2021:

in thousands
	June 30, 2022	June 30, 2021
Secured loans originated	$44,498	$36,080
Secured loans originated - with a related party	—	3,042
	44,498	39,122
Secured loans acquired	81,719	73,846
	$126,217	$112,968

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

As of June 30, 2022 and June 30, 2021, our secured loans carried weighted-average effective interest rates of 9.4% and 8.9%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The credit quality of each loan is generally determined by the collateral value assessment, loan-to-value (“LTV”) ratio (that is, the principal amount of the loan divided by the estimated value of the collateral) and the type (or class) of secured material. All loans are fully secured by precious metal bullion, numismatic and semi-numismatic collateral, or graded sport cards and sports memorabilia, which remains in the physical custody of the Company for the duration of the loan. The term of the loans is generally 180 days, however loans are typically renewed prior to maturity and therefore remain outstanding for a longer period of time. Interest earned on a loan is billed monthly and is typically due and payable within 20 days and, if not paid after all applicable grace periods, is added to the outstanding principal balance, and late fees and default interest rates are assessed.

When an account is in default or if a margin call has not been met on a timely basis, the Company has the right to liquidate the borrower's collateral in order to satisfy the unpaid balance of the outstanding loans, including accrued and unpaid interest.

Class and Credit Quality of Loans

The three classes of secured loan receivables are defined by collateral type: (i) bullion, (ii) numismatic and semi-numismatic and (iii) graded sports cards and sports memorabilia. The Company required LTV ratios vary with the class of loans. Typically, the Company requires a LTV ratio of approximately 75% for bullion, 65% for numismatic and semi-numismatic collateral, and 50.0% for graded sport cards and sports memorabilia. The LTV ratio for loans collateralized by numismatic and semi-numismatic collateral is typically lower on a percentage basis than bullion collateralized loans because a higher value of the numismatic and semi-numismatic collateral relates to its premium value, rather than its underlying commodity value. The LTV ratio for loans collateralized by graded sport cards and sports memorabilia is lower because the underlying collateral is not as liquid as bullion and numismatic and semi-numismatic collateral.

The Company's secured loans by portfolio class, which align with internal management reporting, are as follows:

in thousands
	June 30, 2022		June 30, 2021
Bullion	$95,691	75.8%	$88,332	78.2%
Numismatic and semi-numismatic	30,231	24.0%	24,636	21.8%
Graded sport cards and sports memorabilia	295	0.2%	—	0.0%
	$126,217	100.0%	$112,968	100.0%

Due to the nature of market fluctuations of precious metal commodity prices, the Company monitors the bullion collateral value of each loan on a daily basis, based on spot price of precious metals. Numismatic and graded sport cards and sports memorabilia collateral values are updated by numismatic and graded sport cards and sports memorabilia specialists typically within every 90 days and when loan terms are renewed.

Generally, we initiate the margin call process when the outstanding loan balance is in excess of 85% of the current value of the underlying collateral. In the event that a borrower fails to meet a margin call to reestablish the required LTV ratio, the loan is considered in default. The collateral material (either bullion, numismatic or graded sport cards and sports memorabilia) underlying such loans is then sold by the Company to satisfy all amounts due under the loan.

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with a LTV ratio of less than 75% and (ii) loans with a LTV ratio of 75% or more:

in thousands
	June 30, 2022			June 30, 2021
Loan-to-value of less than 75%	$49,503	39.2%		$96,602	85.5%
Loan-to-value of 75% or more	76,714	60.8%	(1)	16,366	14.5%
	$126,217	100.0%		$112,968	100.0%

(1)
The higher percentage compared to the previous fiscal year, primarily reflects lower spot price of silver bullion prices at the end of fiscal 2022.

The Company had no loans with a LTV ratio in excess of 100% as of June 30, 2022 and June 30, 2021.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default before a loan becomes non-performing. In the event a loan were to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of June 30, 2022 and June 30, 2021, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due or non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income. For the years ended June 30, 2022 and 2021, the Company incurred no loan impairment costs and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at June 30, 2022 and June 30, 2021:

in thousands
	June 30, 2022	June 30, 2021
Inventory held for sale	$299,844	$159,319
Repurchase arrangements with customers	130,171	75,063
Consignment arrangements with customers	2,490	1,327
Commemorative coins, held at lower of cost or net realizable value	1,434	406
Borrowed precious metals	24,408	20,876
Product financing arrangements	282,671	201,028
	$741,018	$458,019

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, and product financing arrangements. As of June 30, 2022 and June 30, 2021, the inventory held for sale totaled $299.8 million and $159.3 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2022 and June 30, 2021, included within inventories is $130.2 million and $75.1 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers `on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of June 30, 2022 and June 30, 2021 totaled $2.5 million and $1.3 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and totaled $1.4 million and $0.4 million as of June 30, 2022 and June 30, 2021, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $24.4 million and $20.9 million as of June 30, 2022 and June 30, 2021, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligations totaled $282.7 million and $201.0 million as of June 30, 2022 and June 30, 2021, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of June 30, 2022 and June 30, 2021, the unrealized losses resulting from the difference between market value and cost of physical inventory were $15.4 million and $5.6 million, respectively.

Premium component of inventory

The premium component, at market value, included in the inventory as of June 30, 2022 and June 30, 2021 totaled $27.1 million and $11.0 million, respectively.

7. LEASES

As of June 30, 2022 and June 30, 2021, the balance of the operating lease right of use assets ("ROU") was $6.5 million and $5.7 million respectively. Components of operating lease expense for the years ended June 30, 2022 and 2021 were as follows:

in thousands
	Years Ended
	June 30, 2022	June 30, 2021
Operating lease costs	$1,403	$1,509
Variable lease costs	627	426
Short term lease costs	94	91
Finance lease costs	16	21
	$2,140	$2,047

For the year ended June 30, 2022, we made cash payments of $1.8 million for operating lease obligations. These payments are included in operating cash flows. As of June 30, 2022, the weighted-average remaining lease term under our capitalized operating leases was 5.4 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of June 30, 2022:

Years ending June 30,	Operating Leases
2023	1,646
2024	1,692
2025	1,669
2026	1,244
2027	940
Thereafter	1,162
Total lease payments	8,353
Imputed interest	(1,066)
	$7,287	(1)
Operating lease liability - current	$1,315	(2)
Operating lease liability - long-term	5,972	(3)
	$7,287	(1)

(1)
Represents the present value of the capitalized operating lease liabilities as of June 30, 2022.
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

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at June 30, 2022 and June 30, 2021:

in thousands
	June 30, 2022	June 30, 2021
Computer software	$6,519	$5,387
Plant equipment	6,328	5,535
Leasehold improvements	3,863	3,009
Office furniture, and fixtures	2,536	2,373
Computer equipment	1,595	1,069
Building	509	505
Total depreciable assets	21,350	17,878
Less: Accumulated depreciation and amortization	(11,932)	(10,714)
Property and equipment not placed in service	391	1,409
Land	36	36
Property, plant, and equipment, net	$9,845	$8,609

Property, plant and equipment depreciation and amortization expense for the years ended June 30, 2022 and 2021 was $1.6 million and $1.4 million, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles as of June 30, 2022 and June 30, 2021 is as described below:

dollar amounts in thousands
			June 30, 2022				June 30, 2021
	Estimated Useful Lives (Years)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	3.1	$53,498	$(38,831)	$—	$14,667	$53,498	$(15,832)	$—	$37,666
Developed technology	4	2.8	10,500	(3,366)	—	7,134	10,500	(741)	—	9,759
Non-compete and other	3 - 5	0.0	2,300	(2,300)	—	—	2,300	(2,256)	—	44
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			66,593	(44,792)	—	21,801	66,593	(19,124)	—	47,469
Trade names and trademarks	Indefinite	Indefinite	47,454	—	(1,290)	46,164	47,454	—	(1,290)	46,164
Identifiable intangible assets			$114,047	$(44,792)	$(1,290)	67,965	$114,047	$(19,124)	$(1,290)	$93,633

Goodwill	Indefinite	Indefinite	$102,307	$—	$(1,364)	$100,943	$102,307	$—	$(1,364)	$100,943

The Company's intangible assets are subject to amortization except for trade names and trademarks, which have an indefinite life. Existing customer relationships intangible assets are amortized in a manner reflecting the pattern in which the economic benefits of the assets are consumed. All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one to fifteen years. Amortization expense related to the Company's intangible assets for the years ended June 30, 2022 and 2021 was $25.7 million and $9.3 million, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

Impairment

The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to Goldline. No further impairment of goodwill or indefinite-lived intangible assets has occurred since fiscal 2018.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023	9,893
2024	7,382
2025	4,240
2026	47
2027	47
Thereafter	192
$21,801

10. LONG-TERM INVESTMENTS

As of June 30, 2022, the Company had five investments in privately-held entities. The Company has determined that it is appropriate to account for four of these investments under the equity method of accounting, and the remaining investment under the cost-basis method of accounting.

The following table shows the carrying value and ownership percentage of the Company's investment in each entity:

in thousands
	June 30, 2022		June 30, 2021
Investee (1)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Silver Gold Bull, Inc. (2)	$41,251	47.4%	$3,795	7.4%
Pinehurst Coin Exchange, Inc. (3)	13,843	49.0%	1,940	10.0%
Sunshine Minting, Inc.	13,497	44.9%	10,499	44.9%
Company A	233	33.3%	233	33.3%
Company B	2,004	50.0%	2,000	50.0%
	$70,828		$18,467

(1)
All of the Company's investees are accounted for using the equity method, with the exception of Company A, which is accounted for using the cost method.
(2)
In June 2022, the Company increased its ownership interest in Silver Gold Bull, Inc. from 7.4% to 47.4%, for a purchase price of $42.7 million, consisting of $34.0 million in cash and 253,928 shares of the Company’s common stock. In addition to our 40% increased ownership stake of Silver Gold Bull Inc., the Company received an option, which is exercisable from December 2023 to September 2024, to purchase an additional 27.6% of the outstanding equity of Silver Gold Bull, Inc. that could bring our ownership interest in Silver Gold Bull, Inc. to 75.0%. The initial fair value of the option was $5.3 million, and was recorded as an allocation to the carrying value of this investment. The Company acquired its initial minority investment in January 2014.
(3)
In August 2021, the Company increased its ownership interest in Pinehurst Coin Exchange, Inc. from 10.0% to 49.0%, for a purchase price of $9.73 million, consisting of $6.75 million in cash and 123,180 shares of the Company’s common stock. The Company acquired its initial minority investment in January 2019.

The Company considers all of our equity method investees to be related parties. See Note 14 for a summary of the Company's aggregate balances and activity with these related party entities. Company A is a cost method investment, which is not a related party.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

in thousands
	June 30, 2022	June 30, 2021
Trade payables to customers	$2,571	$1,561
Other accounts payable	3,556	4,374
Trade payables and other payables	$6,127	$5,935

Deferred revenue	$17,456	$20,508
Advances from customers	158,089	173,908
Deferred revenue and advances from customers	$175,545	$194,416

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

The Company's policy is to substantially hedge its inventory position, net of open sale and purchase commitments that are subject to price risk, and regularly enters into precious metals commodity forward and futures contracts with financial institutions to hedge against this risk. The Company uses futures contracts, which typically settle within 30 days, for its shorter-term hedge positions, and forward contracts, which may remain open for up to 6 months, for its longer-term hedge positions. The Company has access to all of the precious metals markets, allowing it to place hedges. The Company also maintains relationships with major market makers in every major precious metals dealing center.

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

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of June 30, 2022 and June 30, 2021.

in thousands
	June 30, 2022				June 30, 2021
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$34,821	$(7,398)	$—	$27,423	$56,923	$(18,583)	$—	$38,340
Future contracts	20,245	—	—	20,245	4,510	—	—	4,510
Forward contracts	44,075	—	—	44,075	1,686	—	—	1,686
	$99,141	$(7,398)	$—	$91,743	$63,119	$(18,583)	$—	$44,536
Nettable derivative liabilities:
Open sale and purchase commitments	$72,937	$(2,373)	$—	$70,564	$1,410	$(1,167)	$—	$243
Margin accounts	26,984	—	(22,298)	4,686	7,322	—	(4,516)	2,806
Future contracts	—	—	—	—	465	—	—	465
Forward contracts	530	—	—	530	4,025	—	—	4,025
	$100,451	$(2,373)	$(22,298)	$75,780	$13,222	$(1,167)	$(4,516)	$7,539

Gains or Losses on Derivative Instruments

The Company records the derivative at the trade date with a corresponding unrealized gains or losses, shown as a component of cost of sales in the consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, and the net realized gains and losses for futures and option contracts are recorded in cost of sales.

Below is a summary of the net gains (losses) on derivative instruments for the years ended June 30, 2022 and 2021.

in thousands
	Years Ended
	June 30, 2022	June 30, 2021
Gains (losses) on derivative instruments:
Unrealized (losses) gains on open future commodity and forward contracts and open sale and purchase commitments, net	$(18,799)	$8,874
Realized gains (losses) on future commodity contracts, net	66,624	(134,496)
	$47,825	$(125,622)

The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in the fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the consolidated statements of income.

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of June 30, 2022 and June 30, 2021.

in thousands
	June 30, 2022	June 30, 2021
Inventories	$741,018	$458,019
Precious metals held under financing arrangements	79,766	154,742
	820,784	612,761
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(1,434)	(406)
Premium on metals position	(27,059)	(11,017)
Precious metal value not hedged	(28,493)	(11,423)

	792,291	601,338

Commitments at market:
Open inventory purchase commitments	681,835	987,926
Open inventory sales commitments	(497,949)	(590,156)
Margin sale commitments	(26,984)	(7,322)
In-transit inventory no longer subject to market risk	(13,164)	(16,707)
Unhedgeable premiums on open commitment positions	12,933	8,638
Borrowed precious metals	(59,417)	(91,866)
Product financing arrangements	(282,671)	(201,028)
Advances on industrial metals	768	287
	(184,649)	89,772

Precious metal subject to price risk	607,642	691,110

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	278,326	175,352
Precious metals futures contracts at market values	326,713	514,240
Total market value of derivative financial instruments	605,039	689,592

Net precious metals subject to commodity price risk	$2,603	$1,518

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of June 30, 2022 and June 30, 2021, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	June 30, 2022	June 30, 2021
Purchase commitments	$681,835	$987,926
Sales commitments	$(497,949)	$(590,156)
Margin sales commitments	$(26,984)	$(7,322)
Open forward contracts	$278,326	$175,352
Open futures contracts	$326,713	$514,240

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2022, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Foreign Currency Exchange Rate Management

The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week.

Unrealized losses on foreign exchange derivative instruments related to open trades are shown on the face of the consolidated statements of income and totaled $0.10 million and $0.13 million for the years ended June 30, 2022 and 2021, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands
	June 30, 2022	June 30, 2021
Foreign exchange forward contracts	$9,738	$6,541
Open sale and purchase commitment transactions, net	$10,371	$4,311

13. INCOME TAXES

Net income from operations before provision for income taxes for the years ended June 30, 2022 and 2021 is shown below:

in thousands
	Years Ended
	June 30, 2022	June 30, 2021
U.S.	$166,379	$192,771
Foreign	38	30
	$166,417	$192,801

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate for the years ended June 30, 2022 and 2021 are shown below:

in thousands
	Years Ended
	June 30, 2022	June 30, 2021
Current:
Federal	$32,518	$28,899
State and local	4,701	4,954
Foreign	225	97
	37,444	33,950
Deferred:
Federal	(3,281)	(2,961)
State and local	(825)	888
	(4,106)	(2,073)

Income tax expense	$33,338	$31,877

Effective income tax rate	20.0%	16.5%

Our effective tax rate was approximately 20.0% and 16.5% for the years ended June 30, 2022 and 2021, respectively. For the year ended June 30, 2022, our effective tax rate differs from the federal statutory rate primarily due to the excess tax benefit from share-based compensation, foreign derived intangible income special deduction, partially offset by state taxes (net of federal tax benefit). For the year ended June 30, 2021, our effective tax rate differs from the federal statutory rate primarily due to adjustments related to our acquisition of JMB, foreign derived intangible income special deduction, partially offset by state taxes (net of federal tax benefit).

A reconciliation of the income tax provisions to the amounts computed by applying the statutory federal income tax rate to income before income tax provisions for the years ended June 30, 2022 and 2021, are set forth below:

in thousands
	June 30, 2022	June 30, 2021
Federal income tax	$34,947	$40,488
State tax, net of federal benefit	3,236	3,935
Adjustment related to JMB acquisition	—	(9,539)
Foreign derived intangible income	(1,476)	(2,427)
Stock based compensation	(3,075)	(1,233)
Reversal of pre-acquisition deferred taxes in joint venture	—	(981)
State rate change	(171)	950
Permanent adjustments	(252)	266
Foreign rate differential	217	91
Other	(88)	327
	$33,338	$31,877

Tax Balances and Activity

Income Taxes Receivable and Payable

As of June 30, 2022 and June 30, 2021, income tax payable totaled $0.4 million and $5.0 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2022 and June 30, 2021, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of June 30, 2022, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $0.9 million and a federal deferred tax liability of $14.5 million. As of June 30, 2021, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $1.7 million and a federal deferred tax liability of $17.8 million.

The schedule of deferred taxes presented below summarizes the components of deferred taxes that have been classified as deferred tax assets and deferred tax liabilities related to taxable and deductible temporary differences as of June 30, 2022 and June 30, 2021:

in thousands
	June 30, 2022	June 30, 2021
Accrued compensation	$58	$189
Lease liabilities	1,804	1,871
Stock-based compensation	1,222	1,067
State tax accrual	368	391
Net operating loss carry forwards	855	855
Other	34	50
Deferred tax assets	4,341	4,423

Intangible assets	(15,071)	(20,834)
Fixed assets	(1,000)	(438)
Earnings from equity method investment	(2,052)	(981)
Right of use assets	(1,617)	(1,633)
Other	(9)	(51)
Deferred tax liabilities	(19,749)	(23,937)

Net deferred tax liability	$(15,408)	$(19,514)

Net Operating Loss Carryforwards

As of June 30, 2022 and June 30, 2021, the Company has approximately $12.2 million and $12.2 million of state net operating loss carryforwards, respectively. The Company's state tax-effected net operating loss carryforwards totaled $0.9 million and $0.9 million, as of June 30, 2022 and June 30, 2021, respectively. These state net operating loss carryforwards start to expire in the year ending June 30, 2030.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations.

Below is a reconciliation of the net unrecognized tax benefits for the years ended June 30, 2022 and 2021:

in thousands
	June 30, 2022	June 30, 2021
Beginning balance	$277	$163
Decreases in tax positions for prior year	(93)	—
Reductions due to lapse of statute of limitations	(38)	(26)
Additions as a results of tax positions taken during current period	—	140
	$146	$277

In addition to the $146,000 of accrued tax expense, as shown in the table above, the Company has $46,000 of interest and $37,000 of penalties accrued to date related to its uncertain tax positions. As of June 30, 2022, the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $229,000, and, if recognized, would reduce the Company's effective tax rate.

Tax Examinations

During the year ended June 30, 2022, the Internal Revenue Service completed the examination of JMB’s 2018 income tax year and made no changes to the reported tax.
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
2)
SilverTowne, L.P. Through March 31, 2021, SilverTowne L.P. was a noncontrolling owner of AMST, and all subsequent transactions with it are considered to be activity with an unrelated third-party.

3)
Equity method investees. As of June 30, 2022, the Company has four investments in privately-held entities, each of which has been determined to be an equity method investee and a related party.

Our related party transactions include (i) sales and purchases of precious metals (ii) financing activities (iii) repurchase arrangements, and (iv) hedging transactions. Below is a summary of our related party transactions. The amounts presented for each period were based on each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

As of June 30, 2022 and June 30, 2021, the Company had related party receivables and payables balances as set forth below:

in thousands
	June 30, 2022				June 30, 2021
	Receivables		Payables		Receivables		Payables
Stack's Bowers Galleries	$—		$1,802	(1)	$3,576	(2)	$—
Equity method investees	3,060	(3)	173		10,693	(3)	84
	$3,060		$1,975		$14,269		$84

(1)
Balance includes trade and other payables, net
(2)
Balance includes secured loan receivables and trade and other payables, net.
(3)
Balance primarily represents receivables, net (shown as components of receivables and derivative assets).

Secured Loans Receivable

On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest (or "royalty income") equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. The initial term of the loan was 180 days and has been extended for additional 180 day periods by mutual agreement. As of June 30, 2022 and June 30, 2021, the outstanding principal balance of this loan was $0.0 million and $3.0 million, respectively.

On March 4, 2022, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit based on the collateral value of Stack's Bowers Galleries' secured customers' notes. The loan bears interest at a competitive rate per annum, with a maximum borrowing line of $3.0 million. The initial term of the loan is 180 days may be extended for additional 180 periods by mutual agreement. As of June 30, 2022, the outstanding principal balance of this loan was $ 0.0 million.

Long-term Investments

As of June 30, 2022 and June 30, 2021, the aggregate carrying balance of the equity method investments was $70.6 million and $18.2 million respectively. (See Note 10.)

Long-term Other Assets

As of June 30, 2022, the fair value of the option to purchase an additional 27.6% ownership interest in Silver Gold Bull, Inc. was $5.3 million. This option was acquired in June 2022, in conjunction with the Company’s additional 40% ownership interest in Silver Gold Bull, Inc., and is exercisable between December 2023 and September 2024. (See Note 10.)

Activity with Related Parties

Sales and Purchases

During the years ended June 30, 2022 and 2021, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Years Ended
	June 30, 2022		June 30, 2021
	Sales	Purchases	Sales		Purchases
Stack's Bowers Galleries	$95,271	$51,220	$59,037		$66,122
Equity method investees	756,583	48,529	1,622,199	(1)	17,020	(1)
SilverTowne L.P.	—	—	16,837		4,827
	$851,854	$99,749	$1,698,073		$87,969

(1)
Includes sales and purchases activity with JMB, which the Company fully acquired in March 2021.

Interest Income

During the years ended June 30, 2022 and 2021, the Company earned interest income related to loans made to Stack's Bowers and from financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Years Ended
	June 30, 2022	June 30, 2021
Interest income from secured loans receivables	$155	$249
Interest income from finance products and repurchase arrangements	6,668	8,042	(1)
	$6,823	$8,291

(1)
Includes JMB’s interest income from the beginning of the period through the acquisition date.

Equity method investments — Earnings and Dividends Received

During the years ended June 30, 2022 and 2021, the Company's proportional share of our equity method investee's net income totaled $6.9 million and $15.5 million, respectively. As a result of our acquisition of JMB in March 2021, the Company no longer accounts for this subsidiary’s earnings under the equity method since the acquisition date, when it became a wholly-owned consolidated entity of the Company. For the year ended June 30, 2022, the Company accounted for JMB’s earnings as a wholly owned subsidiary in the Company’s consolidated results.

During the years ended June 30, 2022 and 2021, the Company received dividend payments that totaled, in the aggregate, $1.7 million and $0.3 million, respectively, from our equity method investees.

Other Income

During the years ended June 30, 2022 and 2021, the Company earned royalty income related to one of CFC's secured lending agreements with Stack's Bowers that totaled $2.2 million and $1.1 million, respectively.

15. FINANCING AGREEMENTS

Lines of Credit

On December 21, 2021, the Company entered into a new three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total current revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and subsidiary guarantees, except for AMCF. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of June 30, 2022, the interest rate was approximately 3.9%. The daily SOFR rate was approximately 1.50% as of June 30, 2022.

Also on December 21, 2021, in connection with entry into the Trading Credit Facility, all amounts outstanding under the Company’s uncommitted demand borrowing facility with a syndicate of banks (the "Prior Credit Facility”) were paid in full, and the

Prior Trading Credit Facility was terminated. The amounts set forth in this Note 15 and in Note 14 to our consolidated financial statements for all periods prior to December 21, 2021 refer to the Prior Credit Facility.

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

Borrowings totaled $215.0 million and $185.0 million at June 30, 2022 and June 30, 2021, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $122.0 million and $65.4 million as determined on June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022 and June 30, 2021, the remaining unamortized balance of loan costs was approximately $3.4 million and $0.9 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of June 30, 2022.

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

Interest expense related to the Company’s lines of credit totaled $8.5 million and $5.9 million, which represents 38.6% and 29.5% of the total interest expense recognized, for the years ended June 30, 2022 and 2021, respectively. Our lines of credit carried a daily weighted average effective interest rate of 4.47% and 3.63%, respectively, for the years ended June 30, 2022 and 2021.

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

As of June 30, 2022, the consolidated carrying balance of the Notes was $94.1 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $0.9 million. As of June 30, 2022, the balance of the interest payable was $0.2 million. Interest on the Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the years ended June 30, 2022 and 2021, the interest expense related to the Notes (including loan amortization costs) totaled $5.8 million and $5.7 million, which represents 26.3% and 28.7% of the total interest expense recognized by the Company, respectively. For the years ended June 30, 2022 and 2021, the Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed metals with market values totaling $59.4 million as of June 30, 2022, with corresponding metals totaling $35.0 million and $24.4 million included in precious metals held under financing arrangements and inventories, respectively, on the consolidated June 30, 2022 balance sheet. The Company recorded liabilities on borrowed metals with market values totaling $91.9 million as of June 30, 2021 with corresponding metals totaling $71.0 million and $20.9 million included in precious metals held under financing arrangements and inventories, respectively, on the consolidated June 30, 2021 balance sheet.

For the years ended June 30, 2022 and 2021, the interest expense related to liabilities on borrowed metals totaled $1.3 million and $2.2 million, which represents 6.0% and 11.0% of the total interest expense recognized by the Company, respectively.

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

Product Financing Arrangements

The Company has agreements with third party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the consolidated statements of income. Such obligations totaled $282.7 million and $201.0 million as of June 30, 2022 and June 30, 2021, respectively.

For the years ended June 30, 2022 and 2021, the interest expense related to product financing arrangements totaled $4.3 million and $3.1 million, which represents 19.4% and 15.5% of the total interest expense recognized by the Company, respectively.

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

Employment and Non-Compete Agreements

As of June 30, 2022, the Company was a party to various employment agreements and non-compete and/or non-solicitation agreements with its employees, including employment agreements with (a) Thor Gjerdrum, our President, which expires on June 30, 2025, (b) Greg Roberts, our Chief Executive Officer and Brian Aquilino, our Chief Operating Officer, which expire on June 30, 2023, and (c) Michael Wittmeyer, Chief Executive Officer of JMB, which expires on June 30, 2024. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Employee Benefit Plan

The Company maintains an employee retirement savings plan for United States employees under the Internal Revenue Code section 401(k). There is an automatic default contribution for newly eligible employees in which 3% will be deducted pre-tax from the employee’s pay and invested in their default fund unless directed otherwise. Employees are eligible to participate in the plan after three complete calendar months of service by the next plan entry date and are 21 years of age. All contributions are immediately vested. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributes 100% of the eligible employees' contributions on the first 3% of the participants' contribution, plus 50% of the next 3% of the participants contribution up to the IRS' maximum annual contribution. The Company's matching 401(k) contributions totaled $675,000 and $382,000 for the years ended June 30, 2022 and 2021, respectively.

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

Dividends

On August 30, 2021, the Company's board of directors declared a non-recurring special dividend of $1.00 per common share (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) to stockholders of record at the close of business on September 20, 2021. The dividend was paid on September 24, 2021 and totaled $22.6 million.

On April 28, 2022, the Company’s board of directors declared a two-for-one split of A-Mark’s common stock in the form of a stock dividend. Each stockholder of record at the close of business on May 23, 2022 received a dividend of one additional share of common stock for every share held on the record date, which was distributed on June 6, 2022. In the aggregate, the additional shares of common stock issued totaled 11,562,980. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split in the form of a stock dividend for all periods presented.

Issuance of Common Stock in Connection with Increase in Long-term Investments

On August 27, 2021, the Company issued 123,180 shares of its common stock to the selling shareholders of Pinehurst Coin Exchange, Inc., and on June 27, 2022 issued 253,928 shares of its common stock to the selling shareholders of Silver Gold Bull, Inc., as partial consideration for its additional ownership interests in these two equity method investments. (See Note 10.)

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorizes the Company to purchase up to 1,000,000 shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, and other factors. As of June 30, 2022, no shares had been repurchased under the program.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved by the Company's stockholders on November 2, 2017. As of June 30, 2022, 1,779,460 stock options and 75,287 restricted stock units were outstanding and 586,847 shares were available for issuance of new awards under the 2014 Plan.

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

Under the 2014 Plan, the exercise price of options and base price of SARs, as set by the Compensation Committee, generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is 10 years. The 2014 Plan limits the number of share-denominated awards that may be granted to any one eligible person in any fiscal year to 500,000 shares plus the participant's unused annual limit at the close of the previous year. Also, in the case of non-employee directors, the 2014 Plan limits the maximum grant-date fair value at $300,000 of stock-denominated awards granted to a director in a given fiscal year, except for a non-employee Chairman of the Board whose grant-date fair value maximum is $600,000 per fiscal year. The 2014 Plan will terminate when no shares remain available for issuance and no awards remain outstanding; however, the authority to grant new awards will terminate on November 2, 2027.

Options Granted Under Other Plans

Upon the spinoff of A-Mark from SGI in March 2014, A-Mark assumed certain outstanding SGI stock options and converted them to become option to purchase A-Mark common stock. As of June 30, 2022, none of the assumed and converted stock options remained outstanding and exercisable, with no shares available under the former SGI plans for future awards.

Stock Options

The Company uses the Black-Scholes option pricing model, which uses various inputs such as the common share price and estimates that include the risk-free interest rate, volatility, expected life and dividend yield. The weighted-averages for key assumptions used in determining the fair value of options granted during the years ended June 30, 2022 and 2021 follows:

	Years Ended
	June 30, 2022	(1)	June 30, 2021
Average volatility	N/A		41.76%
Risk-free interest rate	N/A		0.46%
Weighted-average expected life in years	N/A		6.1
Dividend yield rate annual	N/A		0.0%

(1)	No stock options were issued during fiscal year 2022.
N/A	Not applicable.

As of June 30, 2022 there were no awards with performance conditions nor awards with market conditions.

During the years ended June 30, 2022 and 2021, the Company incurred $1.4 million and $1.1 million of compensation expense related to stock options, respectively. As of June 30, 2022, there was total remaining compensation expense of $1.9 million related to employee stock options, which will be recorded over a weighted average vesting period of approximately 1.4 years.

A required adjustment to outstanding stock options was triggered as a result of the non-recurring special dividend declared on August 30, 2021. In accordance with the terms of the Company’s equity award plans under which the options were issued, an adjustment was required to protect the holders of such stock options from decreases in the value of the stock options due to payment of the non-recurring special dividends. This event decreased the exercise price of outstanding stock options by $1.00 per option share (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022), effective as of the record date (September 20, 2021). The fair value of the options before and after this event was unchanged, and therefore no incremental stock-based compensation expense was recorded.

Additionally, a required adjustment to outstanding stock options was triggered as a result of the two-for-one stock split effected as a dividend declared on April 28, 2022. In accordance with the terms of the Company’s equity award plans under which the options were issued, an adjustment was required to protect the holders of such stock options from decreases in the value of the stock options due to distribution of common shares related to the two-for-one stock split effected as a dividend. The fair value of the stock options before and after this event was unchanged, and therefore no incremental stock-based compensation expense was recorded. This event decreased the exercise price of outstanding stock options by half and doubled the number of shares purchasable under each option outstanding on the distribution date (June 6, 2022), and as such, prior period reported amounts have been retroactively adjusted.

The following table summarizes the stock option activity for the year ended June 30, 2022.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2021	2,318,056	$8.01	$35,343	$3.44
Exercises	(538,596)	$4.32
Outstanding at June 30, 2022	1,779,460	$7.84	$43,433	$3.51
Exercisable at June 30, 2022	1,147,972	$6.28	$29,811	$2.65

Following is a summary of the status of stock options outstanding as of June 30, 2022.

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$5.00	813,498	7.11	$2.94	533,344	6.89	$3.23
$5.01	$7.50	195,962	4.62	$6.77	195,962	4.62	$6.77
$7.51	$12.50	461,334	4.17	$9.85	408,000	3.65	$9.78
$12.51	$30.00	308,666	8.69	$18.44	10,666	8.48	$15.77
		1,779,460	6.35	$7.84	1,147,972	5.37	$6.28

The following table summarizes the nonvested stock option activity for the year ended June 30, 2022.

	Options	Weighted Average Grant Date Fair Value Per Award
Nonvested Outstanding at June 30, 2021	932,754	$4.26
Vested	(301,266)	$2.58
Nonvested Outstanding at June 30, 2022	631,488	$5.06

Restricted Stock Units

RSUs granted by the Company are not transferable and automatically convert to shares of common stock on a one-for-one basis as the awards vest or at a specified date after vesting.

A required adjustment to certain outstanding RSUs was triggered as a result of the non-recurring special dividend declared on August 30, 2021. In accordance with the terms of the Company’s RSU agreements under which the RSUs were issued, the holders of the RSUs were entitled to credits equivalent to dividends that would have been paid had the RSUs had been outstanding shares as of the applicable record date. In the case of RSUs with terms not permitting crediting of dividend equivalents in cash, this event resulted in crediting of additional RSUs, increasing the number of RSUs by approximately 56 RSUs as of the record date (September 20, 2021). The fair value of the RSUs before and after this event was unchanged, and therefore no incremental stock-based compensation expense was recorded.

Similar to the requirement of stock options, a required adjustment to outstanding RSUs was triggered as a result of the two-for-one stock split effected as a dividend declared on April 28, 2022. In accordance with the terms of the Company’s equity award plans under which the RSUs were issued, an adjustment was required to protect the holders of such RSUs from decreases in the value of the RSUs due to the distribution of common shares in the two-for-one stock split effected as a dividend. The fair value of the stock options before and after these this event was unchanged, and therefore no incremental stock-based compensation was recorded. This event doubled the number of RSUs that were outstanding on the distribution date (June 6, 2022), and as such, prior period reported amounts have been retroactively adjusted.

During the years ended June 30, 2022 and 2021, the Company incurred $0.8 million and $0.1 million of compensation expense related to RSUs, respectively. As of June 30, 2022, there is $1.4 million remaining compensation expense related to RSUs, which will be recorded over a weighted average vesting period of approximately 2.8 years. RSUs granted to a non-US citizen are referred to as "deferred stock units" or "DSUs".

The following table summarizes the RSU activity for the year ended June 30, 2022:

	Awards Outstanding	Weighted Average Fair Value per Unit at Grant Date
Nonvested Outstanding at June 30, 2021	25,442	$18.86
Shares granted	56,205	$32.51
Vested delivered to the holder	(6,360)	$(18.86)
Vested but subject to deferred settlement (1)	(19,194)	$(18.75)
Nonvested Outstanding at June 30, 2022	56,093	$32.58
Vested but subject to deferred settlement at June 30, 2022	19,194	$18.75
Outstanding at June 30, 2022	75,287	$29.05

(1) Certain RSU holders elected to defer settlement of the RSUs to a specified date. The DSU holder is contractually obligated to defer settlement of the DSUs to a specified date following the holder’s termination of service.

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

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentration

No single customer provided 10 percent or more of the Company's revenues for year ended June 30, 2022.

The following customers provided 10 percent or more of the Company's accounts receivable as of June 30, 2022.

in thousands
	June 30, 2022		June 30, 2021
	Amount	Percent	Amount	Percent
Total accounts receivable	$97,040	100.0%	$89,000	100.0%
Customer concentrations
U.S. Mint	$65,310	67.3%	$15,588	17.5%

The following customers provided 10 percent or more of the Company's secured loans receivable as of June 30, 2022.

in thousands
	June 30, 2022		June 30, 2021
	Amount	Percent	Amount	Percent
Total secured loans	$126,217	100.0%	$112,968	100.0%
Customer concentrations
Customer B	$13,500	10.7%	$—	0.0%

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

Revenue

in thousands
	Years Ended
	June 30, 2022		June 30, 2021
Revenue by segment(1)
Wholesale Sales & Ancillary Services	$7,647,950		$7,520,111
Eliminations of inter-segment sales	(1,623,208)		(781,404)
Wholesale Sales & Ancillary Services, net of eliminations (2)	6,024,742		6,738,707
Direct-to-Consumer	2,134,512	(a)	874,308	(b)
	$8,159,254		$7,613,015

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $2.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $8.5 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands
	Years Ended
	June 30, 2022	June 30, 2021
Revenue by geographic region
United States	$5,215,858	4,668,324
Europe	1,998,105	1,486,323
North America, excluding United States	893,575	1,342,597
Asia Pacific	39,863	62,754
Africa	17	14
Australia	11,836	53,003
	$8,159,254	$7,613,015

Gross Profit and Gross Margin Percentage

in thousands
	Years Ended
	June 30, 2022	June 30, 2021
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$113,316	$143,540
Eliminations and adjustments	777	(4,727)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	114,093	138,813
Direct-to-Consumer, net of eliminations	147,672	71,385
	$261,765	$210,198
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	1.482%	1.909%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	1.894%	2.060%
Direct-to-Consumer	6.918%	8.165%
Weighted average gross margin percentage	3.208%	2.761%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
	Years Ended
	June 30, 2022	June 30, 2021
Operating income (expense) by segment
Wholesale Sales & Ancillary Services	$(34,004)	$6,679
Eliminations	(254)	(175)
Wholesale Sales & Ancillary Services, net of eliminations	$(34,258)	$6,504

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general and administrative expenses	$(40,844)	$(32,992)
Depreciation and amortization expense	(891)	(877)
Interest income	10,706	10,315
Interest expense	(10,034)	(11,666)
Earnings from equity method investments	6,903	15,547
Remeasurement gain on pre-existing equity interest	—	26,306
Unrealized losses on foreign exchange	(98)	(129)
	$(34,258)	$6,504
Direct-to-Consumer
Selling, general and administrative expenses	$(34,152)	$(12,830)
Depreciation and amortization expense	(26,057)	(9,561)
Interest expense	(2,958)	(898)
Other expense, net	(229)	—
	$(63,396)	$(23,289)
Secured Lending
Selling, general and administrative expenses	$(1,622)	$(2,198)
Depreciation and amortization expense	(352)	(351)
Interest income	11,094	8,159
Interest expense	(9,000)	(7,301)
Earnings from equity method investments	4	—
Other income, net	2,182	1,079
	$2,306	$(612)

Net income (loss) before provision for income taxes

in thousands
	Years Ended
	June 30, 2022	June 30, 2021
Net income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$79,835	$145,317
Direct-to-Consumer	84,276	48,096
Secured Lending	2,306	(612)
	$166,417	$192,801

Advertising expense

in thousands
	Years Ended
	June 30, 2022	June 30, 2021
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(627)	$(343)
Direct-to-Consumer	(11,353)	(4,493)
Secured Lending	(198)	(192)
	$(12,178)	$(5,028)

Capital Expenditures for Property, Plant, and Equipment

in thousands
	Years Ended
	June 30, 2022	June 30, 2021
Capital expenditures on property, plant, and equipment by segment
Wholesale Sales & Ancillary Services	$1,048	$1,952
Direct-to-Consumer	1,831	157
Secured Lending	—	4
	$2,879	$2,113

Precious metals held under financing arrangements

in thousands
	June 30, 2022	June 30, 2021
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$66,242	$130,766
Secured Lending	13,524	23,976
	$79,766	$154,742

Inventories

in thousands
	June 30, 2022	June 30, 2021
Inventories by segment
Wholesale Sales & Ancillary Services	$648,279	$402,418
Direct-to-Consumer	87,987	53,069
Secured Lending	4,752	2,532
	$741,018	$458,019

in thousands
	June 30, 2022	June 30, 2021
Inventories by geographic region
United States	$691,212	$431,732
North America, excluding United States	30,534	16,633
Europe	19,105	9,451
Asia	22	203
Australia	145	—
	$741,018	$458,019

Total Assets

in thousands
	June 30, 2022	June 30, 2021
Assets by segment
Wholesale Sales & Ancillary Services	$1,049,011	$874,152
Eliminations	(125,737)	(163,850)
Wholesale Sales & Ancillary Services, net of eliminations	923,274	710,302
Direct-to-Consumer	368,696	335,829
Secured Lending	150,689	145,450
	$1,442,659	$1,191,581

in thousands
	June 30, 2022	June 30, 2021
Assets by geographic region
United States	$1,390,982	$1,162,195
North America, excluding United States	30,534	16,633
Europe	20,976	12,550
Asia	22	203
Australia	145	—
	$1,442,659	$1,191,581

Long-term Assets

in thousands
	June 30, 2022	June 30, 2021
Long-term assets by segment
Wholesale Sales & Ancillary Services	$93,441	$36,174
Direct-to-Consumer	165,469	188,208
Secured Lending	2,624	2,972
	$261,534	$227,354

in thousands
	June 30, 2022	June 30, 2021
Long-term assets by geographic region
United States	$261,532	$227,352
Europe	2	2
	$261,534	$227,354

Goodwill and Intangible Assets

in thousands
	June 30, 2022	June 30, 2021
Goodwill by segment
Wholesale Sales & Ancillary Services	$8,881	$8,881
Direct-to-Consumer(1)	92,062	92,062
	$100,943	$100,943

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	June 30, 2022	June 30, 2021
Intangibles by segment
Wholesale Sales & Ancillary Services	$2,755	$2,831
Direct-to-Consumer(1)	65,210	90,802
	$67,965	$93,633

(1)
Direct-to-Consumer segment’s intangibles balance is net of $1.3 million accumulated impairment losses.
20. SUBSEQUENT EVENTS

Special Dividend

A-Mark’s board of directors has declared a non-recurring special cash dividend of $1.00 per common share. The special dividend will be paid on September 26, 2022 to stockholders of record as of September 12, 2022.

Adoption of Quarterly Cash Dividend Policy

A-Mark’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis)The initial quarterly cash dividend under the policy will be paid on October 24, 2022 to stockholders of record as of October 10, 2022. The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The financial statements were prepared by management, which is responsible for their integrity and objectivity and for establishing and maintaining adequate internal control over financial reporting.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework ("2013 framework"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2022 based on criteria in Internal Control –Integrated Framework issued by the COSO.

Grant Thornton LLP, an independent registered public accounting firm, has audited the financial statements of the Company as of June 30, 2022 and June 30, 2021, and for the fiscal years then ended. Grant Thornton LLP has issued its report on the Company’s internal control over financial reporting, which appears elsewhere in this Form 10-K.

Changes in Internal Control over Financial Reporting

During our most recent fiscal year, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

2.	Financial Statements Schedules:
None.
3.	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Index

Exhibit No.	Description of Exhibit
3.1**	Amended and Restated Certificate of Incorporation of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A; Registration No. 333-192260.

3.2**	Amended and Restated Bylaws of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1/A; Registration No. 333-192260.

10.01 **

Master Indenture, dated as of September 14, 2018, between AM Capital Funding, LLC, a limited liability company organized under the laws of the State of Delaware, and Citibank, N.A., a national banking association, as indenture trustee. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K/A as filed with the Securities and Exchange Commission on September 17, 2018.

10.02 **

Series 2018-1 Supplement, dated as of September 14, 2018, between AM Capital Funding, LLC, a limited liability company organized under the laws of the State of Delaware, and Citibank, N.A., as indenture trustee. Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K/A as filed with the Securities and Exchange Commission on September 17, 2018.

10.03 **

Transfer and Sale Agreement, dated as of September 14, 2018, by and between Collateral Finance Corporation, a Delaware corporation, and AM Capital Funding, LLC, a Delaware limited liability company. Incorporated by reference to Exhibit 10.3 to the Report on Form 8-K/A as filed with the Securities and Exchange Commission on September 17, 2018.

10.04 **

Lease Agreement, dated as of July 7, 2016, between The Plaza CP LLP and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.6 to the Report on Form 10-K for the year ended June 30, 2016.

10.05 **

Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of November 21, 2014. Incorporated by reference to Exhibit 10.23 to the Report on Form 10-K for the year ended June 30, 2015.

10.06 **

First Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of August 28, 2015. Incorporated by reference to Exhibit 10.24 to the Report on Form 10-K for the year ended June 30, 2015.

10.07 **	Employment Agreement, executed November 22, 2019, between A-Mark Precious Metals, Inc. and Greg Roberts. Incorporated by Reference to Exhibit 10.1 to the Report on Form 8-K dated November 22, 2019.

10.08 **

Stock Purchase Agreement, dated as of February 8, 2021, by and among A-Mark Precious Metals, Inc., the other stockholders of JM Bullion, Inc. signatory thereto, and Michael R. Wittmeyer, an individual, in his capacity as the Representative. Incorporated by reference to Exhibit 2.1 to the Report on Form 8-K filed on February 11, 2021.

10.09 **	Non-Employee Director Compensation Policy, dated April 20, 2021. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed on May 14, 2021.

10.10 **	Stock Ownership Guidelines for Directors, effective April 29, 2021. Incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q filed on May 14, 2021.

10.11 **	Form of Restricted Stock Units Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q filed on May 14, 2021.

10.12 *	Form of Deferred Stock Units Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q filed on May 14, 2021.

10.13 **	Amended and Restated 2014 Stock Award And Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q filed on May 9, 2022.

10.14 **	Employment Agreement, executed May 18, 2022, between A-Mark Precious Metals, Inc. and Thor Gjerdrum. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated May 20, 2022.

10.15 **

Credit Agreement (the “Credit Agreement”), dated December 21, 2021, among the Company, the other loan parties party thereto, CIBC Bank USA, as agent and joint lead arranger, Coöperatieve Rabobank U.A., Axos Bank, Brown Brothers Harriman, California Bank & Trust and First Foundation Bank as joint lead arrangers, and the various financial institutions party thereto as lenders. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on December 27, 2021.

10.16 **

First Amendment to Credit Agreement (the “Credit Agreement”), effective as of April 22, 2022, among the Company, the other loan parties party thereto, CIBC Bank USA, as agent and joint lead arranger, Coöperatieve Rabobank U.A., Axos Bank, Brown Brothers Harriman, California Bank & Trust and First Foundation Bank as joint lead arrangers, and the various financial institutions party thereto as lenders. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed on May 9, 2022.

10.17 **

Amended and Restated Employment Agreement, executed March 19, 2021, between JM Bullion, Inc. and Michael Wittmeyer. Incorporated by reference to Exhibit A to the Stock Purchase Agreement filed as Exhibit 2.1 to the Report on Form 8-K filed on February 11, 2021.

21 *	List of Subsidiaries of A-Mark Precious Metals, Inc.

23.1 *	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1 *	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Calculation Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104 *	Cover Page interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.
Date:	September 2, 2022	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	September 2, 2022	By:	/s/ Kathleen Simpson-Taylor
			Name:	Kathleen Simpson-Taylor
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Director	September 2, 2022
Jeffrey Benjamin	(Chairman of the board of directors)

/s/ Gregory N. Roberts	Chief Executive Officer and Director	September 2, 2022
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	September 2, 2022
Kathleen Simpson-Taylor	(Principal Financial Officer)

/s/ Carol Meltzer	Director	September 2, 2022
Carol Meltzer

/s/ Ellis Landau	Director	September 2, 2022
Ellis Landau

/s/ Beverley Lepine	Director	September 2, 2022
Beverley Lepine

/s/ John U. Moorhead	Director	September 2, 2022
John U. Moorhead

/s/ Jess M. Ravich	Director	September 2, 2022
Jess M. Ravich

/s/ Monique Sanchez	Director	September 2, 2022
Monique Sanchez

/s/ Kendall Saville	Director	September 2, 2022
Kendall Saville

/s/ Michael R. Wittmeyer	Director	September 2, 2022
Michael R. Wittmeyer