Form 10-Q
period 2022-09-30
A-Mark Precious Metals, Inc.
filed 2022-11-09
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 1, 2022, the registrant had 23,453,339 shares of common stock, par value $0.01 per share outstanding.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended September 30, 2022

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to the Condensed Consolidated Financial Statements and Notes thereof

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data)

	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash(1)	$64,635	$37,783
Receivables, net	110,848	97,040
Derivative assets	32,507	91,743
Secured loans receivable(1)	87,313	126,217
Precious metals held under financing arrangements(1)	49,327	79,766
Inventories:
Inventories(1)	458,487	458,347
Restricted inventories	167,009	282,671
	625,496	741,018
Prepaid expenses and other assets(1)	9,134	7,558
Total current assets	979,260	1,181,125
Operating lease right of use assets	5,981	6,482
Property, plant, and equipment, net	10,477	9,845
Goodwill	100,943	100,943
Intangibles, net	65,253	67,965
Long-term investments	73,022	70,828
Other long-term assets	5,471	5,471
Total assets	$1,240,407	$1,442,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$63,000	$215,000
Liabilities on borrowed metals	55,909	59,417
Product financing arrangements	167,009	282,671
Accounts payable and other payables	28,574	6,127
Deferred revenue and other advances	183,183	175,545
Derivative liabilities	89,899	75,780
Accrued liabilities(1)	17,663	21,813
Income tax payable	10,227	382
Total current liabilities	615,464	836,735
Notes payable(1)	98,182	94,073
Deferred tax liabilities	15,388	15,408
Other liabilities	5,483	5,972
Total liabilities	734,517	952,188
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of September 30, 2022 and June 30, 2022	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 23,453,339 and 23,379,888 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	235	234
Additional paid-in capital	165,814	166,526
Accumulated other comprehensive income	52	—
Retained earnings	338,816	321,849
Total A-Mark Precious Metals, Inc. stockholders’ equity	504,917	488,609
Noncontrolling interest	973	1,862
Total stockholders’ equity	505,890	490,471
Total liabilities, noncontrolling interest and stockholders’ equity	$1,240,407	$1,442,659

(1)
Includes amounts of the condensed consolidated variable interest entity, which is presented separately in the table below.

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

In September 2018, AM Capital Funding, LLC (“AMCF”), a wholly owned subsidiary of Collateral Finance Corporation (CFC”), completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "AMCF Notes"). The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%. The AMCF Notes have a maturity date of December 15, 2023.

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

The following table presents the assets and liabilities of this VIE, which are included in the condensed consolidated balance sheets above. The holders of the AMCF Notes have a first priority security interest in the assets as shown in the table below, which are in excess of the AMCF Notes' aggregate principal amount. Additionally, the liabilities of the VIE include intercompany balances, which are eliminated in consolidation. (See Note 15.)

	September 30, 2022	June 30, 2022
ASSETS OF THE CONSOLIDATED VIE
Cash	$22,976	$3,264
Secured loans receivable	49,394	92,246
Precious metals held under financing arrangements	18,256	13,524
Inventories	22,293	4,752
Prepaid expenses and other assets	56	23
Total assets of the consolidated variable interest entity	$112,975	$113,809
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$20,951	$21,081
Accrued liabilities	643	832
Notes payable(2)	99,295	99,073
Total liabilities of the consolidated variable interest entity	$120,889	$120,986

(1)
This is an intercompany balance, which is eliminated in consolidation and hence is not shown on the condensed consolidated balance sheets.
(2)
$5.0 million of the AMCF Notes are held by the Company, which is eliminated in consolidation and hence is not shown on the condensed consolidated balance sheets.

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Three Months Ended
	September 30, 2022	September 30, 2021
Revenues	$1,900,351	$2,013,971
Cost of sales	1,823,759	1,957,962
Gross profit	76,592	56,009
Selling, general, and administrative expenses	(17,784)	(16,677)
Depreciation and amortization expense	(3,184)	(8,271)
Interest income	5,096	5,531
Interest expense	(6,130)	(5,473)
Earnings from equity method investments	2,677	1,489
Other income, net	527	409
Unrealized gains (losses) on foreign exchange	214	(224)
Net income before provision for income taxes	58,008	32,793
Income tax expense	(12,771)	(6,669)
Net income	45,237	26,124
Net income attributable to noncontrolling interest	112	100
Net income attributable to the Company	$45,125	$26,024
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$1.93	$1.16
Diluted	$1.83	$1.08

Weighted average shares outstanding:
Basic	23,396,400	22,525,200
Diluted	24,685,200	24,018,600

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interest	Total Stockholders’ Equity
Balance, June 30, 2021	22,459,314	$113	$150,420	$212,090	$—	$362,623	$1,319	$363,942
Net income	—	—	—	26,024	—	26,024	100	26,124
Share-based compensation	—	—	473	—	—	473	—	473
Exercise of share-based awards	120,630	—	762	—	—	762	—	762
Net settlement of share-based awards	670	—	(13)	—	—	(13)	—	(13)
Common stock issued for increase in long-term investments	123,180	1	2,977	—	—	2,978	—	2,978
Dividends declared ($1.00 per common share)	—	—	—	(22,639)	—	(22,639)	—	(22,639)
Balance, September 30, 2021	22,703,794	$114	$154,619	$215,475	$—	$370,208	$1,419	$371,627

Balance, June 30, 2022	23,379,888	$234	$166,526	$321,849	$—	$488,609	$1,862	$490,471
Net income	—	—	—	45,125	—	45,125	112	45,237
Share-based compensation	—	—	535	—	—	535	—	535
Earnings distribution paid to noncontrolling interest	—	—	—	—	—	—	(1,001)	(1,001)
Cumulative translation adjustment, net of tax	—	—	—	—	52	52	—	52
Common stock issued as employee compensation	10,500	—	293	—	—	293	—	293
Exercise of share-based awards	3,333	—	63	—	—	63	—	63
Net settlement of share-based awards	59,618	1	(1,606)	—	—	(1,605)	—	(1,605)
Dividends declared ($1.00 per common share)	—	—	3	(23,468)	—	(23,465)	—	(23,465)
Dividends declared ($0.20 per common share)	—	—	—	(4,690)	—	(4,690)	—	(4,690)
Balance, September 30, 2022	23,453,339	$235	$165,814	$338,816	$52	$504,917	$973	$505,890

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

Three Months Ended September 30,	2022	2021
Cash flows from operating activities:
Net income	$45,237	$26,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,184	8,271
Amortization of loan cost	554	569
Deferred income taxes	(36)	(1,423)
Interest added to principal of secured loans	(4)	(5)
Share-based compensation	535	473
Earnings from equity method investments	(2,677)	(1,489)
Dividends received from equity method investees	551	—
Changes in assets and liabilities:
Receivables	(13,808)	(15,522)
Secured loans receivable	368	25
Secured loans made to affiliates	—	3,032
Derivative assets	59,236	(25,249)
Precious metals held under financing arrangements	30,439	24,124
Inventories	115,522	(107,686)
Prepaid expenses and other assets	(1,738)	(689)
Accounts payable and other payables	22,447	22,691
Deferred revenue and other advances	7,638	(44,244)
Derivative liabilities	14,119	62,809
Liabilities on borrowed metals	(3,508)	(17,248)
Accrued liabilities	(8,282)	(6,420)
Income tax payable	9,845	2,124
Net cash provided by (used in) operating activities	279,622	(69,733)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(927)	(709)
Purchase of long-term investments	(500)	(6,250)
Secured loans receivable, net	38,540	(407)
Net cash provided by (used in) investing activities	37,113	(7,366)
Cash flows from financing activities:
Product financing arrangements, net	(115,662)	18,392
Dividends paid	(23,394)	(22,639)
Distributions paid to noncontrolling interest	(1,001)	—
Borrowings and repayments under lines of credit, net	(152,000)	9,000
Proceeds from issuance of related party note	3,887	—
Debt funding issuance costs	(170)	(199)
Proceeds from the exercise of share-based awards	63	762
Payments for tax withholding related to net settlement of share-based awards	(1,606)	(13)
Net cash (used in) provided by financing activities	(289,883)	5,303
Net increase (decrease) in cash	26,852	(71,796)
Cash, beginning of period	37,783	101,405
Cash, end of period	$64,635	$29,609
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$5,768	$5,839
Income taxes paid	$2,968	$5,967
Non-cash investing and financing activities:
Declared distributions and unpaid dividends	$4,690	$—
Property, plant, and equipment acquired on account	$178	$—
Interest added to principal of secured loans	$4	$5
Fair value of shares exchanged for increase in long-term investment	$—	$2,978
Addition of right of use assets under operating lease obligations	$—	$2,013

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”). As of September 30, 2022, JMB had five wholly-owned subsidiaries: Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Goldline Metal Buying Corp. (“GMBC”), Provident Metals Corp. (“PMC”), and Cybermetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these Notes to “JMB” may include GPG, Silver.com, GMBC, PMC, and CyberMetals, and references to “Goldline” may include AMIP and PMPP.

JM Bullion, Inc.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites and marketplaces. As of September 30, 2022, JMB operated six separately branded, company-owned websites targeting specific niches within the precious metals retail market. Typically, JMB offers approximately 4,000 different products during a fiscal year, measured by stock keeping units or SKUs, on its websites. This number can vary over time, particularly when demand is high and certain SKUs may be out of stock.

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

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC, including its two wholly-owned subsidiaries AM Capital Funding, LLC (“AMCF”) and CFC Alternative Investments (“CAI”), (collectively “CFC”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors.

AMCF, a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued and administers the AMCF Notes. (See Note 15.)

CAI is a holding company that has a 50%-ownership stake in Collectible Card Partners, LLC ("CCP"). The purpose of CCP is to provide capital to fund commercial loans secured by graded sport cards and sports memorabilia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements reflect the financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, and majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary. The Company’s condensed consolidated financial statements include the accounts of: A-Mark, AMTAG, TDS, AMGL, AMST, JMB, Goldline, and CFC. Intercompany accounts and transactions are eliminated.

Comprehensive Income

For the three months ended September 30, 2022 and 2021, there were no items that gave rise to other comprehensive income or loss, and as a result, net income equaled comprehensive income.

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

Reclassification

In our condensed consolidated balance sheets and condensed consolidated statements of cash flows, we present (i) accounts payable and other payables and (ii) deferred revenue and other advances as a separate line-items. In prior fiscal years the aggregate amounts were presented in a single line-item, as accounts payable and other current liabilities.

In our condensed consolidated statements of stockholders' equity, we present (i) exercise of share-based awards and (ii) net settlement of share-based awards and in our condensed consolidated statements of cash flows, we present (i) proceeds from the exercise of share-based awards and (ii) payments for tax withholding related to net settlement of share-based awards as separate line-items. In prior fiscal years the aggregate amounts were presented in a single line-item, as net settlement on issuance of common shares on exercise of shared-based awards.

Prior periods have been reclassified to conform to the current period presentation. This reclassification has no impact on previously reported net income, financial position, or cash flows.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2022 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2022 Annual Report.

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

Foreign Currency

The functional currency of the Company is the United States dollar ("USD"). All transactions in foreign currencies are recorded in US dollars at the then-current exchange rate(s). Upon settlement of the underlying transaction, all amounts are remeasured to US dollars at the current exchange rate on date of settlement. All unsettled foreign currency transactions that remain in accounts receivable and trade account payables are remeasured to US dollars at the period end exchange rates. All remeasurement gains and losses are recorded in the current period net income.

The Company's wholly-owned foreign subsidiary, AMTAG, also generates remeasurement gains and losses. AMTAG functions as the Company’s international sales and marketing support and has a functional currency of USD, but maintains its books of record in the European Union Euro.

For the Company’s foreign-based equity method investments, the proportionate share of the investee’s income is translated into U.S. dollars at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. The unrealized gains and losses associated with the translation of the investment are deferred in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

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

AMCF, a wholly owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities. The Company has various forms of on-going involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of September 30, 2022 and June 30, 2022, are indicated on the table that follows the condensed consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and June 30, 2022.

Allowance for Credit Losses

On July 1, 2022, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments, as amended by ASC 326, which introduces a new credit reserving methodology known as the Current Expected Credit Loss ("CECL") model. The CECL model applies to financial assets measured at amortized costs, including accounts receivable, contract assets and held-to-maturity loan receivables. Under the CECL model, we identify allowances for credit losses based on future expected losses when accounts receivable, contract assets or held-to-maturity loan receivables are created rather than when losses are probable. We expect trends and business practices to continue in a manner consistent with historical activity.

ASC 326 provides a practical expedient for assets secured by collateral when the amount of collateral is continually adjusted as a result of changes in the fair value of the collateral. In these arrangements, a reporting entity may estimate the expected credit losses by comparing the fair value of the collateral as of the balance sheet date to the asset’s amortized cost basis. In situations when the fair value of the collateral is equal to or greater than the amortized cost, a reporting entity may determine that there are no expected credit losses. The Company applies the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for its secured loan receivables activity. The Company has not historically experienced credit losses related to its lending activity, and since it does not expect any future losses, no allowance has been recorded for this asset class.

The Company has not historically experienced credit losses related to its other receivables activity; including (i) customer trade receivables, (ii) wholesale trade advances, and (iii) due from brokers, and, accordingly, no allowance has been recorded for these asset classes.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of September 30, 2022 and June 30, 2022, precious metals held under financing arrangements totaled $49.3 million and $79.8 million respectively.

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

Leased Right of Use Assets

We lease warehouse space, office facilities, and equipment. Our operating leases with terms longer than twelve months are recorded at the sum of the present value of the lease's fixed minimum payments as operating lease right of use assets ("ROU assets") in the Company’s condensed consolidated balance sheets. Lease terms include all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants. Our finance leases (previously considered by the Company as capital leases prior to our adoption of ASU 2016-02, Leases (Topic 842) and subsequent related amendments (“ASC 842”) are another type of ROU asset, but are classified in the Company’s condensed consolidated balance sheets as a component of property, plant, and equipment at the present value of the lease payments.

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

For a lease modification, an evaluation is performed to determine if it should be treated as either a separate lease or a change in the accounting of an existing lease. Any amounts related to a modified lease are reflected as an operating lease right-of-use asset or related operating lease liability in our condensed consolidated balance sheet.

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

Long-Term Investments

Investments in privately-held entities are accounted for using the equity method when the Company has significant influence, but not control over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors are considered in determining whether the equity method of accounting is appropriate. Under the equity method, the carrying values of these investments are adjusted to reflect our proportionate share of the investee's net income or loss, any unrealized gain or loss resulting from the translation of foreign-denominated financial statements into U.S. dollars, and dividends received. We use the cumulative earnings approach for classifying dividends received in the statements of cash flows. Under the cumulative earnings approach, we compare the distributions received to cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of investment and classified in investing activities. The basis difference between the carrying value and our proportionate share of the equity method investment's book value is primarily related to consideration paid in excess of the stepped-up basis of assets and liabilities on the date of purchase.

Investments in privately-held entities for which the Company has little or no influence over the investee are initially recorded at cost. Because the investments do not have a readily determinable fair value, the Company has elected to measure the investments at cost minus impairments, if any, with changes recognized in net income. If the Company identifies observable price changes in orderly transactions for an identical or a similar investment, the Company’s investment will be measured at fair value as of the date the observable transaction occurs.

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an on-going evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments are VIEs as of September 30, 2022 and June 30, 2022.

Other Long-Term Assets

Digital Assets

The Company has purchased certain digital assets (crypto currencies) that are held for investment purposes. The Company accounts for digital assets in accordance with Intangibles - Goodwill and Other Topic 350 of the ASC ("ASC 350"). Digital assets are shown in the other long-term assets line-item on the condensed consolidated balance sheets. Digital assets are a type of intangible asset with indefinite useful lives, which are recorded at cost less impairment. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value, an impairment loss is recorded. If the fair market value at any point during the reporting period is higher than the carrying value, the basis of the digital assets will not be adjusted to account for this increase. Gains on digital assets, if any, are recognized upon sale or disposal of the digital assets. Write downs and gains are shown in the condensed consolidated statement of income, as component of the line-item other income, net.

As of September 30, 2022 and June 30, 2022, the carrying balance of the digital assets was $0.2 million and $0.2 million respectively, which is shown net of cumulative write-downs of $0.2 million and $0.2 million, respectively. As of September 30, 2022 and June 30, 2022, the fair market value of such digital assets held was $0.2 million and $0.2 million, respectively. For the three months ended September 30, 2022, the Company recorded no write-downs on such digital assets. For the three months ended September 30, 2022, the Company had no realized gains related to sale of digital assets. For the three months ended September 30, 2021, the Company had no digital asset activity.

Option to Acquire Additional Interest in a Long-Term Investment

On June 27, 2022, the Company acquired an additional 40% interest in Silver Gold Bull, Inc. (See Note 10.) Also included in this acquisition was an option, which is exercisable between December 2023 and September 2024, to purchase an additional 27.6% of the outstanding equity of Silver Gold Bull, Inc. to bring the Company's ownership interest up to 75.0%. As of September 30, 2022 and June 30, 2022, the fair value of the option was $5.3 million and $5.3 million, respectively.

Accumulated other comprehensive income

For the Company’s foreign-based equity method investments, the proportionate share of the investee’s income is translated into U.S. dollars at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) as changes in cumulative translation adjustments in the accompanying condensed consolidated balance sheets.

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

The Company recognizes revenue when (or as) it satisfies its obligation by transferring control of the good or service to the customer. This is either satisfied over time or at a point in time. A performance obligation is satisfied over time if one of the following criteria are met: (i) the customer simultaneously receives and consumes the benefits as the Company performs, (ii) the Company's performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the Company's performance does not create an asset with an alternative use to the Company, and the Company has an enforceable right for payment of performance completed-to-date. When none of those is met, a performance obligation is satisfied at a point-in-time.

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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of debt have been included as a component of the carrying amount of debt, with the exception of Trading Credit Facility debt issuance costs, which are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $0.6 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively.

Earnings from Equity Method Investments

The Company's proportional interest in the reported earnings from equity method investments is shown on the condensed consolidated statements of income as earnings from equity method investments.

Other Income, Net

The Company's other income and expense is comprised of royalty income, which is recognized when earned.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $3.5 million and $2.8 million, respectively, for the three months ended September 30, 2022 and 2021. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $6.7 million and $5.2 million, respectively, for the three months ended September 30, 2022 and 2021.

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

Earnings per Share ("EPS")

The Company computes and reports both basic EPS and diluted EPS using the two-class method. Basic EPS is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding for the period, excluding any participating securities. Diluted EPS is computed by dividing net income allocated to common shares adjusted for reallocation of undistributed earnings of unvested restricted shares by the weighted average number of common shares determined for the basic EPS plus the dilutive effect of common stock equivalents using the treasury stock method based on the average market price for the period.

All outstanding nonvested shares that contain non-forfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings. The Company’s vested restricted stock units are considered participating securities. The Company’s unvested restricted stock units are considered nonparticipating securities since they are forfeitable.

A reconciliation of shares used in calculating basic and diluted earnings per common share for the three months ended September 30, 2022 and 2021, is presented below.

in thousands
	Three Months Ended
	September 30, 2022	September 30, 2021
Basic weighted-average shares of common stock outstanding	23,396	22,525
Effect of common stock equivalents	1,289	1,494
Diluted weighted-average shares outstanding	24,685	24,019

Actual common shares outstanding totaled 23,453,339 and 22,703,794 as of September 30, 2022 and September 30, 2021.

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

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments - Credit Loss (Topic 326), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. This update is effective for the Company on July 1, 2022 (for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years). The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2018-19, 2019-05, 2019-10, 2019-11, 2020-02, and 2022-02. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. The Company does not have a history of credit losses. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU apply to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and the London interbank offered rate ("LIBOR"). This guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance is effective immediately; however, it is only available through December 31, 2022. The Company believes the amendments of ASU 2020-04 will not have a significant impact on the Company’s condensed consolidated financial statements and related disclosures as the Company does not currently have any material contracts tied to LIBOR. Effective December 21, 2021, our new Trading Credit Facility is now tied to SOFR and the Company did not have any material adverse consequences from this transition (see Note 15).

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

The Company’s AMCF Notes are reported at their aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying condensed consolidated balance sheets. The fair value of the AMCF Notes is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk. The following table presents the carrying amounts and estimated fair values of the Company’s AMCF Notes as of September 30, 2022 and June 30, 2022:

in thousands
	September 30, 2022		June 30, 2022
	Carrying Amount	Fair value	Carrying Amount	Fair value
AMCF Notes	$94,295	$90,684	$94,073	$92,398

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

Option to Purchase Interests in a Long-term Investment. The fair value of the option to purchase additional ownership interest in Silver Gold Bull, Inc, which is exercisable between December 2023 and September 2024, was determined by an independent third-party valuation firm and was recorded as a component of other long-term assets on the condensed consolidated balance sheets. This option is classified in Level 3 of the valuation hierarchy.

The value of the option was determined using a Monte Carlo Simulation model ("MCS model"). The MCS model includes inputs based on significant assumptions related to management’s forecasts of the investee’s earnings-before-interest-taxes-depreciation-amortization ("EBITDA") and corresponding future total equity simulations, where an early exercise multiple is calibrated to maximize the fair value of the option during the exercise period. For each simulation path, option payoffs are calculated based on the contractual terms, and then discounted at the term-matched risk-free rate, where the value of the option is calculated as the average present value over all simulated paths. Refer to the 2022 Annual Report for information about the certain assumptions in the MCS model that was used to determine that valuation of the option to purchase interest in a long-term investment.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and June 30, 2022, aggregated by each fair value hierarchy level:

in thousands
	September 30, 2022
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$623,950	$—	$—	$623,950
Precious metals held under financing arrangements	49,327	—	—	49,327
Derivative assets — open sale and purchase commitments, net	24,330	—	—	24,330
Derivative assets — futures contracts	1,774	—	—	1,774
Derivative assets — forward contracts	6,403	—	—	6,403
Option to purchase interest in a long-term investment	—	—	5,300	5,300
Total assets, valued at fair value	$705,784	$—	$5,300	$711,084
Liabilities:
Liabilities on borrowed metals	$55,909	$—	$—	$55,909
Product financing arrangements	167,009	—	—	167,009
Derivative liabilities — open sale and purchase commitments, net	80,453	—	—	80,453
Derivative liabilities — margin accounts	4,462	—	—	4,462
Derivative liabilities — futures contracts	25	—	—	25
Derivative liabilities — forward contracts	4,959	—	—	4,959
Total liabilities, valued at fair value	$312,817	$—	$—	$312,817

(1)
Commemorative coin inventory totaling $1,546 thousand is held at lower of cost or realizable value, and thus is excluded from the inventories balance shown in this table.

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

(1)
Commemorative coin inventory totaling $1,434 thousand is held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

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

The fair value of the Company's digital assets is determined quarterly in accordance with ASC 820 and is based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). When the quoted prices on active exchanges decrease and indicate that it is more likely than not that our digital assets are impaired, we consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined. As of September 30, 2022, the carrying amounts and estimated fair values of the Company’s digital assets totaled $0.2 million and $0.2 million, respectively. As of June 30, 2022, the carrying amounts and estimated fair values of the Company’s digital assets totaled $0.2 million and $0.2 million, respectively.

4. RECEIVABLES

Receivables consist of the following as of September 30, 2022 and June 30, 2022:

in thousands
	September 30, 2022	June 30, 2022
Customer trade receivables	$88,895	$59,066
Wholesale trade advances	15,843	27,675
Due from brokers	6,110	10,299
	$110,848	$97,040

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans as of September 30, 2022 and June 30, 2022:

in thousands
	September 30, 2022	June 30, 2022
Secured loans originated	$47,125	$44,498
Secured loans acquired	40,188	81,719
	$87,313	$126,217

Secured Loans - Originated: Secured loans include short-term loans, which include a combination of on-demand lines and short-term facilities. These loans are fully secured by the customers' assets, which predominantly include bullion and numismatic and semi-numismatic material, and which are typically held in safekeeping by the Company.

Secured Loans - Acquired: Secured loans also include short-term loans, which include a combination of on-demand lines and short-term facilities that are purchased from our customers. The Company acquires a portfolio of their loan receivables at a price that approximates the outstanding balance of each loan in the portfolio, as determined on the effective transaction date. Each loan in the portfolio is fully secured by the borrowers' assets, which include bullion and numismatic and semi-numismatic material, and which are typically held in safekeeping by the Company. The seller of the loan portfolio generally retains the responsibility for the servicing and administration of the loans.

As of September 30, 2022 and June 30, 2022, our secured loans carried weighted-average effective interest rates of 9.3% and 9.4%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The Company's secured loans by portfolio class, which align with internal management reporting, are as follows:

in thousands
	September 30, 2022		June 30, 2022
Bullion	$52,928	60.6%	$95,691	75.8%
Numismatic and semi-numismatic	29,419	33.7%	30,231	24.0%
Graded sport cards and sports memorabilia	4,966	5.7%	295	0.2%
	$87,313	100.0%	$126,217	100.0%

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

in thousands
	September 30, 2022		June 30, 2022
Loan-to-value of less than 75%	$51,213	58.7%	$49,503	39.2%
Loan-to-value of 75% or more	36,100	41.3%	76,714	60.8%
	$87,313	100.0%	$126,217	100.0%

The Company had no loans with a LTV ratio in excess of 100% as of September 30, 2022 and June 30, 2022.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default before a loan becomes non-performing. In the event a loan was to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of September 30, 2022 and June 30, 2022, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due or non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income. For the three months ended September 30, 2022 and 2021, the Company incurred no loan impairment costs and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at September 30, 2022 and June 30, 2022:

in thousands
	September 30, 2022	June 30, 2022
Inventory held for sale	$346,676	$299,844
Repurchase arrangements with customers	82,054	130,171
Consignment arrangements with customers	778	2,490
Commemorative coins, held at lower of cost or net realizable value	1,546	1,434
Borrowed precious metals	27,433	24,408
Product financing arrangements	167,009	282,671
	$625,496	$741,018

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, and product financing arrangements. As of September 30, 2022 and June 30, 2022, the inventory held for sale totaled $346.7 million and $299.8 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2022 and June 30, 2022, included within inventories is $82.1 million and $130.2 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers `on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of September 30, 2022 and June 30, 2022 totaled $0.8 million and $2.5 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and totaled $1.5 million and $1.4 million as of September 30, 2022 and June 30, 2022, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $27.4 million and $24.4 million as of September 30, 2022 and June 30, 2022, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $167.0 million and $282.7 million as of September 30, 2022 and June 30, 2022, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of September 30, 2022 and June 30, 2022, the unrealized losses resulting from the difference between market value and cost of physical inventory were $4.9 million and $15.4 million, respectively.

Premium component of inventory

The premium component, at market value, included in the inventory as of September 30, 2022 and June 30, 2022 totaled $27.6 million and $27.1 million, respectively.

7. LEASES

As of September 30, 2022 and June 30, 2022, the balances of operating lease right of use assets were $6.0 million and $6.5 million respectively. Components of operating lease expense for the three months ended September 30, 2022 and 2021 were as follows:

in thousands
	Three Months Ended
	September 30, 2022	September 30, 2021
Operating lease costs	$362	$449
Variable lease costs	104	115
Short term lease costs	25	22
Finance lease costs	—	5
	$491	$591

For the three months ended September 30, 2022, we made cash payments of $0.4 million for operating lease obligations. These payments are included in operating cash flows. As of September 30, 2022, the weighted-average remaining lease term under our capitalized operating leases was 5.3 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of September 30, 2022:

Years ending June 30,	Operating Leases
2023 (9 months remaining)	1,211
2024	1,624
2025	1,599
2026	1,171
2027	823
Thereafter	1,326
Total lease payments	7,754
Imputed interest	(1,003)
	$6,751	(1)
Operating lease liability - current	$1,268	(2)
Operating lease liability - long-term	5,483	(3)
	$6,751	(1)

(1)
Represents the present value of the capitalized operating lease liabilities as of September 30, 2022.
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

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at September 30, 2022 and June 30, 2022:

in thousands
	September 30, 2022	June 30, 2022
Computer software	$6,293	$6,519
Plant equipment	6,543	6,328
Leasehold improvements	3,959	3,863
Office furniture, and fixtures	2,681	2,536
Computer equipment	1,499	1,595
Building	509	509
Total depreciable assets	21,484	21,350
Less: Accumulated depreciation and amortization	(11,850)	(11,932)
Property and equipment not placed in service	807	391
Land	36	36
Property, plant, and equipment, net	$10,477	$9,845

Property, plant and equipment depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $0.5 million and $0.4 million, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles as of September 30, 2022 and June 30, 2022 is as described below:

dollar amounts in thousands
			September 30, 2022				June 30, 2022
	Estimated Useful Lives (Years)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	3.1	$53,498	$(40,887)	$—	$12,611	$53,498	$(38,831)	$—	$14,667
Developed technology	4	2.5	10,500	(4,022)	—	6,478	10,500	(3,366)	—	7,134
Non-compete and other	3 - 5	0.0	2,300	(2,300)	—	—	2,300	(2,300)	—	—
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			66,593	(47,504)	—	19,089	66,593	(44,792)	—	21,801
Trade names and trademarks	Indefinite	Indefinite	47,454	—	(1,290)	46,164	47,454	—	(1,290)	46,164
Identifiable intangible assets			$114,047	$(47,504)	$(1,290)	$65,253	$114,047	$(44,792)	$(1,290)	$67,965

Goodwill	Indefinite	Indefinite	$102,307	$—	$(1,364)	$100,943	$102,307	$—	$(1,364)	$100,943

The Company's intangible assets are subject to amortization except for trade names and trademarks, which have an indefinite life. Existing customer relationships intangible assets are amortized in a manner reflecting the pattern in which the economic benefits of the assets are consumed. All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended September 30, 2022 and 2021 was $2.7 million and $7.9 million, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

Impairment

The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to Goldline. No further impairment of goodwill or indefinite-lived intangible assets has occurred since fiscal 2018.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023 (9 months remaining)	7,181
2024	7,382
2025	4,240
2026	47
2027	47
Thereafter	192
$19,089

10. LONG-TERM INVESTMENTS

As of September 30, 2022, the Company had five investments in privately-held entities. The Company has determined that it is appropriate to account for four of these investments under the equity method of accounting, and the remaining investment under the cost method of accounting.

The following table shows the carrying value and ownership percentage of the Company's investment in each entity:

in thousands
	September 30, 2022		June 30, 2022
Investee (1)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Silver Gold Bull, Inc.	$41,449	47.4%	$41,251	47.4%
Pinehurst Coin Exchange, Inc.	14,331	49.0%	13,843	49.0%
Sunshine Minting, Inc.	15,003	44.9%	13,497	44.9%
Company A	233	33.3%	233	33.3%
Company B	2,006	50.0%	2,004	50.0%
	$73,022		$70,828

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

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

in thousands
	September 30, 2022	June 30, 2022
Trade payables to customers	$24,575	$2,571
Other accounts payable	3,999	3,556
Accounts payable and other payables	$28,574	$6,127

Deferred revenue	$22,078	$17,456
Advances from customers	161,105	158,089
Deferred revenue and other advances	$183,183	$175,545

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

The Company's trading inventory and purchase and sale transactions consist primarily of precious metal products. The value of these assets and liabilities are marked-to-market daily to the prevailing closing price of the underlying precious metals. The Company's precious metals inventory is subject to fluctuations in market value, resulting from changes in the underlying commodity prices. Inventory purchased or borrowed by the Company is subject to price changes. Inventory borrowed is considered a natural hedge, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.

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

The Company's policy is to substantially hedge its inventory position, net of open sale and purchase commitments that are subject to price risk, and regularly enters into precious metals commodity forward and futures contracts with financial institutions to hedge against this risk. The Company uses futures contracts, which typically settle within 30 days, for its shorter-term hedge positions, and forward contracts, which may remain open for up to 6 months, for its longer-term hedge positions. The Company has access to all of the precious metals markets, allowing it to place hedges. The Company also maintains relationships with major market makers in every major precious metal dealing center.

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

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of September 30, 2022 and June 30, 2022.

in thousands
	September 30, 2022				June 30, 2022
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$29,534	$(5,204)	$—	$24,330	$34,821	$(7,398)	$—	$27,423
Future contracts	1,774	—	—	1,774	20,245	—	—	20,245
Forward contracts	6,403	—	—	6,403	44,075	—	—	44,075
	$37,711	$(5,204)	$—	$32,507	$99,141	$(7,398)	$—	$91,743
Nettable derivative liabilities:
Open sale and purchase commitments	$82,825	$(2,372)	$—	$80,453	$72,937	$(2,373)	$—	$70,564
Margin accounts	23,878	—	(19,416)	4,462	26,984	—	(22,298)	4,686
Future contracts	25	—	—	25	—	—	—	—
Forward contracts	4,959	—	—	4,959	530	—	—	530
	$111,687	$(2,372)	$(19,416)	$89,899	$100,451	$(2,373)	$(22,298)	$75,780

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

Below is a summary of the net gains (losses) on derivative instruments for the three months ended September 30, 2022 and 2021.

in thousands
	Three Months Ended
	September 30, 2022	September 30, 2021
Gains (losses) on derivative instruments:
Unrealized losses on open future commodity and forward contracts and open sale and purchase commitments, net	$(73,557)	$(38,072)
Realized gains on future commodity contracts, net	43,401	41,181
	$(30,156)	$3,109

The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in the fair market value of the underlying precious metals inventory and open sale and purchase commitments, which were also recorded in cost of sales in the condensed consolidated statements of income.

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of September 30, 2022 and June 30, 2022.

in thousands
	September 30, 2022	June 30, 2022
Inventories	$625,496	$741,018
Precious metals held under financing arrangements	49,327	79,766
	674,823	820,784
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(1,546)	(1,434)
Premium on metals position	(27,588)	(27,059)
Precious metal value not hedged	(29,134)	(28,493)

	645,689	792,291

Commitments at market:
Open inventory purchase commitments	766,209	681,835
Open inventory sales commitments	(605,583)	(497,949)
Margin sale commitments	(23,878)	(26,984)
In-transit inventory no longer subject to market risk	(18,265)	(13,164)
Unhedgeable premiums on open commitment positions	8,829	12,933
Borrowed precious metals	(55,909)	(59,417)
Product financing arrangements	(167,009)	(282,671)
Advances on industrial metals	816	768
	(94,790)	(184,649)

Precious metal subject to price risk	550,899	607,642

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	484,585	278,326
Precious metals futures contracts at market values	59,070	326,713
Total market value of derivative financial instruments	543,655	605,039

Net precious metals subject to commodity price risk	$7,244	$2,603

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of September 30, 2022 and June 30, 2022, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	September 30, 2022	June 30, 2022
Purchase commitments	$766,209	$681,835
Sales commitments	$(605,583)	$(497,949)
Margin sales commitments	$(23,878)	$(26,984)
Open forward contracts	$484,585	$278,326
Open futures contracts	$59,070	$326,713

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. On September 30, 2022, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Foreign Currency Exchange Rate Management

The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week.

Unrealized gains (losses) on foreign exchange derivative instruments related to open trades are shown on the face of the condensed consolidated statements of income and totaled $0.21 million and ($0.22) million for the three months ended September 30, 2022 and 2021, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands
	September 30, 2022	June 30, 2022
Foreign exchange forward contracts	$10,767	$9,738
Open sale and purchase commitment transactions, net	$7,061	$10,371

13. INCOME TAXES

Net income from operations before provision for income taxes for the three months ended September 30, 2022 and 2021 is shown below:

in thousands
	Three Months Ended
	September 30, 2022	September 30, 2021
U.S.	$57,990	$32,770
Foreign	18	23
	$58,008	$32,793

The Company files a condensed consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate for the three months ended September 30, 2022 and 2021 are shown below:

in thousands
	Three Months Ended
	September 30, 2022	September 30, 2021
Current:
Federal	$11,384	$5,819
State and local	1,380	844
Foreign	7	6
Income tax expense	$12,771	$6,669

Effective income tax rate	22.0%	20.3%

Our effective tax rate was approximately 22.0% and 20.3% for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, our effective tax rate differs from the federal statutory rate primarily due to the foreign derived intangible income special deduction, the excess tax benefit from share-based compensation, partially offset by Section 162(m) executive compensation disallowance and state taxes (net of federal tax benefit). For the three months ended September 30, 2021, our effective tax rate differs from the federal statutory rate primarily due to our excess tax benefit from share-based compensation, foreign derived intangible income special deduction, partially offset by state taxes (net of federal tax benefit).

Income Taxes Receivable and Payable

As of September 30, 2022 and June 30, 2022, income tax payable totaled $10.2 million and $0.4 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2022 and June 30, 2022, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of September 30, 2022, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $0.9 million and a federal deferred tax liability of $14.5 million. As of June 30, 2022, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $0.9 million and a federal deferred tax liability of $14.5 million.

Net Operating Loss Carryforwards

As of September 30, 2022 and June 30, 2022, the Company has approximately $12.2 million and $12.2 million of state net operating loss carryforwards, respectively. The Company's state tax-effected net operating loss carryforwards totaled $0.9 million and $0.9 million, as of September 30, 2022 and June 30, 2022, respectively. These state net operating loss carryforwards start to expire in the year ending June 30, 2030.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its condensed consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. As of September 30, 2022, the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $229,000, and, if recognized, would reduce the Company's effective tax rate.

14. RELATED PARTY TRANSACTIONS

Related parties include entities which the Company controls or has the ability to significantly influence, and entities which are under common control with the Company. Related parties also include persons who are affiliated with related entities or the Company who are in a position to influence corporate decisions (such as owners, executives, board members and their families). In the normal course of business, we enter into transactions with our related parties. Below is a list of related parties with whom we have had significant transactions during the presented periods:

1)
Stack’s Bowers Numismatics, LLC ("Stack's Bowers Galleries"). Stack's Bowers Galleries is a wholly-owned subsidiary of Spectrum Group International, Inc. ("SGI"). SGI and the Company have a common chief executive officer, and the chief executive officer and the general counsel of the Company are board members of SGI.

2)
Equity method investees. As of September 30, 2022, the Company has four investments in privately-held entities, each of which has been determined to be an equity method investee and a related party.

Our related party transactions include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, and (iv) hedging transactions. Below is a summary of our related party transactions. The amounts presented for each period were based on each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

As of September 30, 2022 and June 30, 2022, the Company had related party receivables and payables balances as set forth below:

in thousands
	September 30, 2022				June 30, 2022
	Receivables		Payables		Receivables		Payables
Stack's Bowers Galleries	$—		$925	(3)	$—		$1,802	(3)
Equity method investees	4,157	(1)	4,185	(2)	3,060	(1)	173	(3)
	$4,157		$5,110		$3,060		$1,975

(1)
Balance includes trade receivables and other receivables, net
(2)
Balance includes a note payable, trade payables, and other payables, net
(3)
Balance primarily represents trade payables and other payables, net

Long-term Investments

As of September 30, 2022 and June 30, 2022, the aggregate carrying balance of the equity method investments was $72.8 million and $70.6 million respectively. (See Note 10.)

Long-term Other Assets

As of June 30, 2022, the fair value of the option to purchase an additional 27.6% ownership interest in Silver Gold Bull, Inc. was $5.3 million. This option was acquired in June 2022, in conjunction with the Company’s additional 40% ownership interest in Silver Gold Bull, Inc., and is exercisable between December 2023 and September 2024. (See Note 10.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards and sports memorabilia to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The term of the CCP Note expires on April 1, 2024 and may be extended by mutual agreement. As of September 30, 2022 and June 30, 2022 the outstanding principal balance of the CCP Note was $3.9 million and $0.0 million.

Activity with Related Parties

Sales and Purchases

During the three months ended September 30, 2022 and 2021, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended
	September 30, 2022		September 30, 2021
	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$33,923	$6,849	$6,348	$15,379
Equity method investees	222,107	9,225	117,666	9,253
	$256,030	$16,074	$124,014	$24,632

Interest Income

During the three months ended September 30, 2022 and 2021, the Company earned interest income related to loans made to Stack's Bowers and from financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Three Months Ended
	September 30, 2022	September 30, 2021
Interest income from secured loans receivables	$—	$58
Interest income from finance products and repurchase arrangements	1,805	2,111
	$1,805	$2,169

Interest Expense

During the three months ended September 30, 2022 and 2021, the Company incurred interest expense related to its note with CCP that totaled $15,000 and $0, respectively.

Equity method investments — Earnings and Dividends Received

During the three months ended September 30, 2022 and 2021, the Company's proportional share of our equity method investee's net income totaled $2.7 million and $1.5 million, respectively.

During the three months ended September 30, 2022 and 2021, the Company received dividend payments that totaled, in the aggregate, $0.6 million and $0.0 million, respectively, from our equity method investees.

Other Income

During the three months ended September 30, 2022 and 2021, the Company earned royalty income related to one of CFC's secured lending agreements and information technology consulting services income from Stack's Bowers that totaled $0.5 million and $0.4 million, respectively.

15. FINANCING AGREEMENTS

Lines of Credit

On December 21, 2021, the Company entered into a new three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total current revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and subsidiary guarantees, except for AMCF. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of September 30, 2022, the interest rate was approximately 5.3%. The daily SOFR rate was approximately 2.98% as of September 30, 2022.

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

Borrowings totaled $63.0 million and $215.0 million at September 30, 2022 and June 30, 2022, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $162.8 million and $122.0 million as determined on September 30, 2022 and June 30, 2022, respectively. As of September 30, 2022 and June 30, 2022, the remaining unamortized balance of loan costs was approximately $3.2 million and $3.4 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of September 30, 2022.

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

Interest expense related to the Company’s lines of credit totaled $2.5 million and $2.0 million, which represents 40.2% and 36.3% of the total interest expense recognized, for the three months ended September 30, 2022 and 2021, respectively. Our lines of credit carried a daily weighted average effective interest rate of 5.57% and 3.55%, respectively, for the three months ended September 30, 2022 and 2021.

Notes Payable

In September 2018, AM Capital Funding, LLC (“AMCF”), a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes (collectively, the "AMCF Notes"): Series 2018-1, Class A (the “Class A Notes”) in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B (the “Class B Notes” and together with the Class A Notes, the “AMCF Notes”) in the aggregate principal amount of $28.0 million. The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%. The AMCF Notes have a maturity date of December 15, 2023. The AMCF Notes were issued under a Master Indenture and the Series 2018-1 Supplement thereto between AMCF and Citibank, N.A., as trustee. The Company holds $5.0 million of the Class B Notes in order to comply with the Credit Risk Retention Rules of Section 15G of the Securities Exchange Act of 1934. The $5.0 million portion of the Class B Notes retained by the Company is eliminated in consolidation.

AMCF applied the net proceeds from the sale to the Company’s purchase loans and precious metals inventory, and to pay certain costs and expenses. CFC and A-Mark may from time to time also contribute cash or sell precious metals to AMCF in exchange for cash or subordinated, deferred payment obligations from AMCF. In addition, AMCF may from time to time sell precious metals to A-Mark for cash.

As of September 30, 2022, the condensed consolidated carrying balance of the AMCF Notes was $94.3 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $0.7 million. As of September 30, 2022, the balance of the interest payable was $0.2 million. Interest on the AMCF Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the three months ended September 30, 2022 and 2021, the interest expense related to the AMCF Notes (including loan amortization costs) totaled $1.5 million and $1.4 million, which represents 23.8% and 26.3% of the total interest expense recognized by the Company, respectively. For the three months ended September 30, 2022 and 2021, the AMCF Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed metals with market values totaling $55.9 million as of September 30, 2022, with corresponding metals totaling $28.5 million and $27.4 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated September 30, 2022 balance sheet. The Company recorded liabilities on borrowed metals with market values totaling $59.4 million as of June 30, 2022 with corresponding metals totaling $35.0 million and $24.4 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated June 30, 2022 balance sheet.

For the three months ended September 30, 2022 and 2021, the interest expense related to liabilities on borrowed metals totaled $0.4 million and $0.3 million, which represents 6.8% and 5.2% of the total interest expense recognized by the Company, respectively.

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

Product Financing Arrangements

The Company has agreements with third party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $167.0 million and $282.7 million as of September 30, 2022 and June 30, 2022, respectively.

For the three months ended September 30, 2022 and 2021, the interest expense related to product financing arrangements totaled $1.4 million and $1.2 million, which represents 23.3% and 22.6% of the total interest expense recognized by the Company, respectively.

16. COMMITMENTS AND CONTINGENCIES

Refer to Note 16 of the Notes to Consolidated Financial Statements in the 2022 Annual Report for information relating to employment contracts and other commitments. The Company is not aware of any material changes to commitments as summarized in the 2022 Annual Report.

Legal Matters

The Company is from time-to-time party to various lawsuits, claims and other proceedings, that arise in the ordinary course of its business.

Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future condensed consolidated financial position, results of operations, or cash flows.

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

17. STOCKHOLDERS’ EQUITY

Shelf Registration Statement

On September 25, 2020, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on March 4, 2021, on which the Company registered for sale up to $150.0 million of any combination of its debt securities, shares of common stock, shares of preferred stock, rights, warrants, units and/or purchase contracts from time to time and at prices and on terms that the Company may determine. After a public offering of common stock in March 2021, approximately $69.5 million of securities remain available for issuance under this shelf registration statement. Securities may be offered or sold under this registration statement until March 2024.

Dividends

On August 18, 2022, the Company's board of directors declared a non-recurring special dividend of $1.00 per common share to stockholders of record at the close of business on September 12, 2022. The dividend was paid on September 26, 2022 and totaled $23.4 million. On August 18, 2022, the Company's board of directors also declared the initial quarterly regular cash dividend of $0.20 per common share to stockholders of record at the close of business on October 10, 2022. The dividend totaling $4.7 million was accrued at September 30, 2022 and paid on October 24, 2022 (see Note 20).

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorizes the Company to purchase up to 1,000,000 shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, and other factors. As of September 30, 2022, no shares had been repurchased under the program.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved by the Company's stockholders on November 2, 2017. As of September 30, 2022, 1,644,126 stock options and 75,481 restricted stock units were outstanding, and 668,148 shares were available for issuance of new awards under the 2014 Plan.

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

Stock Options

The Company uses the Black-Scholes option pricing model, which uses various inputs such as the common share price and estimates that include the risk-free interest rate, volatility, expected life and dividend yield. As of September 30, 2022 there were no stock options outstanding with performance conditions or awards with market conditions.

During the three months ended September 30, 2022 and 2021, the Company incurred $0.3 million and $0.3 million of compensation expense related to stock options, respectively. As of September 30, 2022, there was total remaining compensation expense of $1.6 million related to employee stock options, which will be recorded over a weighted average vesting period of approximately 1.2 years.

A required adjustment to outstanding stock options was triggered as a result of the non-recurring special dividend declared on August 18, 2022. In accordance with the terms of the Company’s equity award plans under which the options were issued, an adjustment was required to protect the holders of such stock options from decreases in the value of the stock options due to payment of the non-recurring special dividends. This event decreased the exercise price of outstanding stock options by $1.00 per option share, effective as of the ex-dividend date (September 9, 2022). The fair value of the options before and after this event was unchanged, and therefore no incremental stock-based compensation expense was recorded.

The following table summarizes the stock option activity for the three months ended September 30, 2022.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2022	1,779,460	$7.84	$43,433	$3.51
Exercises	(135,334)	$3.50
Outstanding at September 30, 2022	1,644,126	$7.12	$34,972	$3.61
Exercisable at September 30, 2022	1,099,303	$6.24	$24,345	$3.03

Following is a summary of the status of stock options outstanding as of September 30, 2022.

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$5.00	735,898	6.96	$1.98	455,744	6.78	$2.34
$5.01	$7.50	152,894	3.82	$6.17	152,894	3.82	$6.17
$7.51	$12.50	453,334	3.93	$8.88	426,666	3.68	$8.86
$12.51	$30.00	302,000	8.44	$17.49	63,999	8.39	$16.84
		1,644,126	6.10	$7.12	1,099,303	5.26	$6.24

The following table summarizes the nonvested stock option activity for the three months ended September 30, 2022.

	Options	Weighted Average Grant Date Fair Value Per Award
Nonvested Outstanding at June 30, 2022	631,488	$5.06
Vested	(86,665)	$6.86
Nonvested Outstanding at September 30, 2022	544,823	$4.78

Restricted Stock Units

RSUs granted by the Company are not transferable and automatically convert to shares of common stock on a one-for-one basis as the awards vest or at a specified date after vesting.

A required adjustment to certain outstanding RSUs was triggered as a result of the non-recurring special dividend declared on August 18, 2022. In accordance with the terms of the Company’s RSU agreements under which the RSUs were issued, the holders of the RSUs were entitled to credits equivalent to dividends that would have been paid if the RSUs had been outstanding shares as of the applicable record date. In the case of RSUs with terms not permitting crediting of dividend equivalents in cash, this event resulted in crediting of additional RSUs, increasing the number of RSUs by approximately 194 RSUs as of the payment date (September 26, 2022). The fair value of the RSUs before and after this event was unchanged, and therefore no incremental stock-based compensation expense was recorded.

During the three months ended September 30, 2022 and 2021, the Company incurred $0.2 million and $0.1 million of compensation expense related to RSUs, respectively. As of September 30, 2022, there is $1.2 million remaining compensation expense related to RSUs, which will be recorded over a weighted average vesting period of approximately 2.7 years. RSUs granted to a non-US citizen are referred to as "deferred stock units" or "DSUs".

The following table summarizes the RSU activity for the three months ended September 30, 2022:

	Awards Outstanding	Weighted Average Fair Value per Unit at Grant Date
Nonvested Outstanding at June 30, 2022	56,093	$32.58
Shares granted	194	$—	(2)
Vested but subject to deferred settlement (1)	(129)	$—	(2)
Nonvested Outstanding at September 30, 2022	56,158	$32.54
Vested but subject to deferred settlement at September 30, 2022	19,323	$18.62
Outstanding at September 30, 2022	75,481	$28.98

(1) Certain RSU holders elected to defer settlement of the RSUs to a specified date. The DSU holder is contractually obligated to defer settlement of the DSUs to a specified date following the holder’s termination of service.

(2) These shares were granted upon deemed reinvestment of dividend equivalents, in accordance with mandatory terms of the award agreement. The measured fair value of the original award fully valued the participant’s right to deemed reinvestment of dividend equivalents, and therefore this grant resulted in no incremental compensation expense, which is reflected in the table as zero fair value for the shares.

Common Stock

In fiscal 2023, a portion of the fiscal 2022 annual bonuses was paid in the form of common stock to the Chief Executive Officer and President. The Company issued 10,500 shares (in the aggregate) of common stock, after deducting 3,184 shares of common stock to satisfy tax withholding obligations relating to the President's award.

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

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentration

The following customers provided 10 percent or more of the Company's revenues for the three months ended September 30, 2022.

in thousands
	Three Months Ended
	September 30, 2022		September 30, 2021
	Amount	Percent	Amount	Percent
Total revenue	$1,900,351	100.0%	$2,013,971	100.0%
Customer concentrations
Morgan Stanley(1)	$208,992	11.0%	$172,300	8.6%

(1) Sales with this trading partner includes sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product.

The following customers provided 10 percent or more of the Company's accounts receivable as of September 30, 2022.

in thousands
	September 30, 2022		June 30, 2022
	Amount	Percent	Amount	Percent
Total accounts receivable	$110,848	100.0%	$97,040	100.0%
Customer concentrations
U.S. Mint	$81,143	73.2%	$65,310	67.3%

The following customers provided 10 percent or more of the Company's secured loans receivable as of September 30, 2022.

in thousands
	September 30, 2022		June 30, 2022
	Amount	Percent	Amount	Percent
Total secured loans	$87,313	100.0%	$126,217	100.0%
Customer concentrations
Customer B	$13,500	15.5%	$13,500	10.7%

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

Revenue

in thousands

Three Months Ended	September 30, 2022		September 30, 2021
Revenue by segment(1)
Wholesale Sales & Ancillary Services	$1,808,759		$1,940,843
Eliminations of inter-segment sales	(336,444)		(440,833)
Wholesale Sales & Ancillary Services, net of eliminations (2)	1,472,315		1,500,010
Direct-to-Consumer	428,036	(a)	513,961	(b)
	$1,900,351		$2,013,971

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $0.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services and Secured Lending segments.
(b)
Includes $1.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services and Secured Lending segments

in thousands
	Three Months Ended
	September 30, 2022	September 30, 2021
Revenue by geographic region
United States	$1,226,308	1,173,124
Europe	484,209	494,152
North America, excluding United States	186,164	329,685
Asia Pacific	2,446	14,244
Africa	-	17
Australia	1,224	2,749
	$1,900,351	$2,013,971

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended
	September 30, 2022	September 30, 2021
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$36,025	$28,533
Eliminations and adjustments	(1,519)	(2,984)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	34,506	25,549
Direct-to-Consumer, net of eliminations	42,086	30,460
	$76,592	$56,009
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	1.992%	1.470%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	2.344%	1.703%
Direct-to-Consumer	9.832%	5.927%
Weighted average gross margin percentage	4.030%	2.781%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
	Three Months Ended
	September 30, 2022	September 30, 2021
Operating income (expense) by segment
Wholesale Sales & Ancillary Services	$(5,290)	$(7,018)
Eliminations	(58)	(60)
Wholesale Sales & Ancillary Services, net of eliminations	$(5,348)	$(7,078)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general and administrative expenses	$(7,378)	$(8,682)
Depreciation and amortization expense	(218)	(232)
Interest income	2,666	3,009
Interest expense	(3,307)	(2,438)
Earnings from equity method investments	2,675	1,489
Unrealized gains (losses) on foreign exchange	214	(224)
	$(5,348)	$(7,078)
Direct-to-Consumer
Selling, general and administrative expenses	$(10,001)	$(7,539)
Depreciation and amortization expense	(2,878)	(7,951)
Interest expense	(767)	(823)
	$(13,646)	$(16,313)
Secured Lending
Selling, general and administrative expenses	$(405)	$(456)
Depreciation and amortization expense	(88)	(88)
Interest income	2,430	2,522
Interest expense	(2,056)	(2,212)
Earnings from equity method investments	2	—
Other income, net	527	409
	$410	$175

Net income (loss) before provision for income taxes

in thousands
	Three Months Ended
	September 30, 2022	September 30, 2021
Net income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$29,158	$18,471
Direct-to-Consumer	28,440	14,147
Secured Lending	410	175
	$58,008	$32,793

Advertising expense

in thousands
	Three Months Ended
	September 30, 2022	September 30, 2021
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(211)	$(103)
Direct-to-Consumer	(3,265)	(2,616)
Secured Lending	(69)	(54)
	$(3,545)	$(2,773)

Capital Expenditures for Property, Plant, and Equipment

in thousands
	Three Months Ended
	September 30, 2022	September 30, 2021
Capital expenditures on property, plant, and equipment by segment
Wholesale Sales & Ancillary Services	$239	$337
Direct-to-Consumer	688	372
	$927	$709

Precious metals held under financing arrangements

in thousands
	September 30, 2022	June 30, 2022
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$31,071	$66,242
Secured Lending	18,256	13,524
	$49,327	$79,766

Inventories

in thousands
	September 30, 2022	June 30, 2022
Inventories by segment
Wholesale Sales & Ancillary Services	$499,619	$648,279
Direct-to-Consumer	103,584	87,987
Secured Lending	22,293	4,752
	$625,496	$741,018

in thousands
	September 30, 2022	June 30, 2022
Inventories by geographic region
United States	$586,850	$691,212
North America, excluding United States	20,278	30,534
Europe	15,846	19,105
Asia	2,447	22
Australia	75	145
	$625,496	$741,018

Total Assets

in thousands
	September 30, 2022	June 30, 2022
Assets by segment
Wholesale Sales & Ancillary Services	$904,637	$1,049,011
Eliminations	(251,343)	(125,737)
Wholesale Sales & Ancillary Services, net of eliminations	653,294	923,274
Direct-to-Consumer	431,629	368,696
Secured Lending	155,484	150,689
	$1,240,407	$1,442,659

in thousands
	September 30, 2022	June 30, 2022
Assets by geographic region
United States	$1,195,490	$1,390,982
North America, excluding United States	20,278	30,534
Europe	22,117	20,976
Asia	2,447	22
Australia	75	145
	$1,240,407	$1,442,659

Long-term Assets

in thousands
	September 30, 2022	June 30, 2022
Long-term assets by segment
Wholesale Sales & Ancillary Services	$95,514	$93,441
Direct-to-Consumer	163,094	165,469
Secured Lending	2,539	2,624
	$261,147	$261,534

in thousands
	September 30, 2022	June 30, 2022
Long-term assets by geographic region
United States	$261,145	$261,532
Europe	2	2
	$261,147	$261,534

Goodwill and Intangible Assets

in thousands
	September 30, 2022	June 30, 2022
Goodwill by segment
Wholesale Sales & Ancillary Services	$8,881	$8,881
Direct-to-Consumer(1)	92,062	92,062
	$100,943	$100,943

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	September 30, 2022	June 30, 2022
Intangibles by segment
Wholesale Sales & Ancillary Services	$2,735	$2,755
Direct-to-Consumer(1)	62,518	65,210
	$65,253	$67,965

(1)
Direct-to-Consumer segment’s intangibles balance is net of $1.3 million accumulated impairment losses.
20. SUBSEQUENT EVENTS

On October 24, 2022, the Company paid a regular cash dividend of $0.20 per share to stockholders of record as of October 10, 2022.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes contained elsewhere in this Form 10-Q, and in the consolidated financial statements and notes contained in the Form 10-K for the fiscal year ended June 30, 2022. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report, particularly in “Risk Factors.”

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
o
(i) ounces of gold and silver sold,
o
(ii) Wholesale Sales ticket volume,
o
(iii) Direct-to-Consumer ticket volume:
•
(a) Direct-to-Consumer ticket volume from new customers,
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
•
Segment results of operations. This section provides an analysis of our results of operations presented for our three segments:
o
Wholesale Sales & Ancillary Services
o
Direct-to-Consumer, and
o
Secured Lending

for the comparable periods.

•
Non-GAAP Measures. This section provides an analysis of our non-GAAP measures with a reconciliation to the most directly comparable U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) measure reported on the condensed consolidated financial statements. The Company uses the following two non-GAAP measures:
o
“adjusted net income before provision for income taxes”, and
o
“'earnings before interest, taxes, depreciation, and amortization", or "EBITDA”.
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of September 30, 2022, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”). JMB currently has six wholly-owned subsidiaries: Buy Gold and Silver Corp. ("BGASC"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Goldline Metal Buying Corp. (“GMBC”), Provident Metals Corp. (“PMC”), and Cybermetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious

Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in this Form 10-Q to “JMB” may include BGASC, GPG, Silver.com, GMBC, PMC, and CyberMetals, and references to “Goldline” may include AMIP and PMPP.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites and marketplaces. JMB currently operates seven separately branded, company-owned websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, BGASC.com, Cybermetals.com, GoldPrice.org, and SilverPrice.org.

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

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of September 30, 2022, CFC and AMCF had, in the aggregate, approximately $87.3 million in secured loans outstanding, of which approximately 46.0% were acquired from third parties (some of which may be customers of A-Mark) and approximately 54.0% were originated by CFC.

AMCF was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued, administers, and owns Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively referred to as the "AMCF Notes"). The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98%. The AMCF Notes have a maturity date of December 15, 2023. (See Note 5 to the Company’s condensed consolidated financial statements for additional information.)

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

Interest Income. The Company enters into secured loans and secured financing structures with its customers under which it charges interest. CFC acquires loan portfolios and originates loans that are secured by precious metal bullion and numismatic material owned by the borrowers and held by the Company for the term of the loan. Additionally, AMCF acquires certain loans from CFC that are secured by precious metal bullion to meet the collateral requirements of the AMCF Notes. Also, the Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products whereby the Company earns a fee based on the underlying value of the precious metal ("repurchase arrangements with customers").

Interest Expense. The Company incurs interest expense associated with its lines of credit, notes payable, product financing agreements for the transfer and subsequent re-acquisition of gold, silver, and platinum at a fixed price with a third-party finance company ("product financing arrangements"), and short-term precious metal borrowing arrangements with our suppliers ("liabilities on borrowed metals").

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

Non-GAAP Financial Measures

In addition to key operational metrics that are used to assess the performance of our business, management also uses non-GAAP financial performance and liquidity measures. We believe "adjusted net income before provision for income taxes” and "EBITDA", can provide useful information to evaluate our financial performance and liquidity position. Non-GAAP measures do not have standardized definitions and should not be a substitute for measures that are prepared in accordance with U.S. GAAP. For a reconciliation of these non-GAAP measures to the most directly comparable U.S. GAAP measure reported in our condensed consolidated statements of income and condensed consolidated statements of cash flows for the three months ended September 30, 2022 and 2021, and a discussion of certain limitations inherent in such measures, refer to the “Non-GAAP Measures” section below.

Fiscal Year

Our fiscal year end is June 30 each year.

Recent Developments

Recent events impacting our business are as follows:

•
Macroeconomic volatility

The global economy continues to face pressure from rising inflation, Russia’s war on Ukraine, persistent supply chain difficulties and expanding U.S.-China tensions, leading to economic uncertainty. Macroeconomic events have positively affected the Company’s trading revenues and gross profit as the volatility of the price of precious metals and numismatics resulted in a material increase in the spread between bid and ask prices on these products. We also experienced substantially increased demand for products in each of our coin and bar, industrial and retail businesses. We attribute this to certain customers seeking to assure a supply of precious metals necessary for the operation of their businesses, and other customers, particularly in Goldline and our JMB retail units, seeking the safety of investments in precious metals. In response to the heightened demand, in certain cases prices for the products we sell have also risen. We are uncertain of the duration of these conditions.

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

•
Special Dividend

A-Mark’s board of directors declared a non-recurring special cash dividend of $1.00 per common share, which was paid on September 26, 2022 to stockholders of record as of September 12, 2022.

•
Adoption of Quarterly Cash Dividend Policy

A-Mark’s board of directors adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The initial quarterly cash dividend under the policy was paid on October 24, 2022 to stockholders of record as of October 10, 2022. The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

RESULTS OF OPERATIONS

Overview of Results of Operations for the Three Months Ended September 30, 2022 and 2021

Condensed Consolidated Results of Operations

The operating results of our business for the three months ended September 30, 2022 and 2021 are as follows:

in thousands, except for per share and performance metrics data

Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,900,351	100.000%	$2,013,971	100.000%	$(113,620)	(5.6%)
Gross profit	76,592	4.030%	56,009	2.781%	$20,583	36.7%
Selling, general, and administrative expenses	(17,784)	(0.936%)	(16,677)	(0.828%)	$1,107	6.6%
Depreciation and amortization expense	(3,184)	(0.168%)	(8,271)	(0.411%)	$(5,087)	(61.5%)
Interest income	5,096	0.268%	5,531	0.275%	$(435)	(7.9%)
Interest expense	(6,130)	(0.323%)	(5,473)	(0.272%)	$657	12.0%
Earnings from equity method investments	2,677	0.141%	1,489	0.074%	$1,188	79.8%
Other income, net	527	0.028%	409	0.020%	$118	28.9%
Unrealized gains (losses) on foreign exchange	214	0.011%	(224)	(0.011%)	$438	195.5%
Net income before provision for income taxes	58,008	3.052%	32,793	1.628%	$25,215	76.9%
Income tax expense	(12,771)	(0.672%)	(6,669)	(0.331%)	$6,102	91.5%
Net income	45,237	2.380%	26,124	1.297%	$19,113	73.2%
Net income attributable to noncontrolling interest	112	0.006%	100	0.005%	$12	12.0%
Net income attributable to the Company	$45,125	2.375%	$26,024	1.292%	$19,101	73.4%

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$1.93		$1.16		$0.77	66.4%
Diluted	$1.83		$1.08		$0.75	69.4%

Performance Metrics:(1)
Gold ounces sold(2)	629,000		669,000		(40,000)	(6.0%)
Silver ounces sold(3)	35,917,000		28,127,000		7,790,000	27.7%
Inventory turnover ratio(4)	2.7		3.8		(1.1)	(28.9%)
Number of secured loans at period end(5)	1,082		2,074		(992)	(47.8%)

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
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,900,351	100.000%	$2,013,971	100.000%	$(113,620)	(5.6%)
Performance Metrics
Gold ounces sold	629,000		669,000		(40,000)	(6.0%)
Silver ounces sold	35,917,000		28,127,000		7,790,000	27.7%

Revenues for the three months ended September 30, 2022 decreased $113.6 million, or 5.6% to $1.900 billion from $2.014 billion in 2021. Excluding an increase of $93.5 million of forward sales, our revenues decreased $207.1 million or 11.9%, which was due to a decrease in gold ounces sold and lower average selling prices of gold and silver, partially offset by an increase in silver ounces sold.

Gold ounces sold for the three months ended September 30, 2022 decreased 40,000 ounces, or 6.0%, to 629,000 ounces from 669,000 ounces in 2021. Silver ounces sold for the three months ended September 30, 2022 increased 7,790,000 ounces, or 27.7%, to 35,917,000 ounces from 28,127,000 ounces in 2021. On average, the selling prices for gold decreased by 1.7% and selling prices for silver decreased by 22.1% during the three months ended September 30, 2022 as compared to the prior year.

Gross Profit

in thousands, except performance metric
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$76,592	4.030%	$56,009	2.781%	$20,583	36.7%
Performance Metric
Inventory turnover ratio	2.7		3.8		(1.1)	(28.9%)

Gross profit for the three months ended September 30, 2022 increased $20.6 million, or 36.7%, to $76.6 million from $56.0 million in 2021. The overall gross profit increase was due to higher gross profits earned from the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage for the three months ended September 30, 2022 increased by 124.9 basis points to 4.030% from 2.781% in 2021. Excluding an increase of $93.5 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended September 30, 2022 increased by 178.2 basis points to 5.007% from 3.225%, which was partially offset by lower trading profits.

The increase in gross margin percentage was mainly attributable to JMB’s retail market activity, which represented 47.9% and 44.1%, respectively, of the Company’s condensed consolidated gross profit for the three months ended September 30, 2022 and 2021.

Our inventory turnover rate for the three months ended September 30, 2022 decreased by 28.9%, to 2.7 from 3.8 in 2021. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances partially offset by higher forward sales.

Selling, General and Administrative Expense

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(17,784)	(0.936%)	$(16,677)	(0.828%)	$1,107	6.6%

Selling, general and administrative expenses for the three months ended September 30, 2022 increased $1.1 million, or 6.6%, to $17.8 million from $16.7 million in 2021. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $1.0 million, (ii) higher advertising cost of $0.7 million (iii) an increase in computer-related expenses of $0.2 million, partially offset by (iv) lower consulting and professional fees of $0.5 million and (iv) lower insurance costs of $0.5 million.

Depreciation and Amortization Expense

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(3,184)	(0.168%)	$(8,271)	(0.411%)	$(5,087)	(61.5%)

Depreciation and amortization expense for the three months ended September 30, 2022 decreased $5.1 million, or 61.5%, to $3.2 million from $8.3 million in 2021. The change was primarily due to $5.1 million of JMB’s intangible asset amortization expense.

Interest Income

in thousands, except performance metric
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$5,096	0.268%	$5,531	0.275%	$(435)	(7.9%)
Performance Metric
Number of secured loans at period-end	1,082		2,074		(992)	(47.8%)

Interest income for the three months ended September 30, 2022 decreased $0.4 million, or 7.9%, to $5.1 million from $5.5 million in 2021. The aggregate decrease in interest income was primarily due to lower interest income earned by our Secured Lending segment and lower other finance product income.

The interest income from our Secured Lending segment decreased by $0.1 million or by 3.6% compared with the prior year. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current year as compared to the average monthly loan balances of the prior year. The number of secured loans outstanding decreased by 47.8% to 1,082 as of September 30, 2022, from 2,074 as of September 30, 2021.

The interest income from our other finance product income decreased by $0.3 million in comparison to the prior year.

Interest Expense

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(6,130)	(0.323%)	$(5,473)	(0.272%)	$657	12.0%

Interest expense for the three months ended September 30, 2022 increased $0.7 million, or 12.0% to $6.1 million from $5.5 million in 2021. The increase in interest expense was primarily driven by each of the following components: (i) $0.5 million associated with our Trading Credit Facility and the AMCF Notes (including amortization of debt issuance costs), (ii) $0.2 million related to product financing arrangements, (iii) $0.1 million in interest associated with liabilities on borrowed metals, offset by a decrease of (iv) $0.2 million of loan servicing fees.

Earnings from equity method investments

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$2,677	0.141%	$1,489	0.074%	$1,188	79.8%

Earnings from equity method investments for the three months ended September 30, 2022 increased $1.2 million or 79.8% to $2.7 million from $1.5 million in 2021. The net increase of $1.2 million was due to increased earnings from equity method investments.

Other income, net

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$527	0.028%	$409	0.020%	$118	28.9%

Other income, net for the three months ended September 30, 2022 increased $0.1 million, or 28.9% to $0.5 million from $0.4 million in 2021. The increase was primarily due to higher royalties earned by our Secured Lending segment of $0.1 million.

Income tax expense

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(12,771)	(0.672%)	$(6,669)	(0.331%)	$6,102	91.5%

Our income tax expense was $12.8 million and $6.7 million for the three months ended September 30, 2022 and 2021, respectively. Our effective tax rate was approximately 22.0% and 20.3% for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, our effective tax rate differs from the federal statutory rate primarily due to the foreign derived intangible income special deduction, the excess tax benefit from share-based compensation, partially offset by Section 162(m) executive compensation disallowance and state taxes (net of federal tax benefit). For the three months ended September 30, 2021, our effective tax rate differs from the federal statutory rate primarily due to our excess tax benefit from share-based compensation, foreign derived intangible income special deduction, partially offset by state taxes (net of federal tax benefit).

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

Overview of Results of Operations for the Three Months Ended September 30, 2022 and 2021

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment for the three months ended September 30, 2022 and 2021 are as follows:

in thousands, except performance metrics

Three Months Ended September 30,	2022				2021				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,472,315	(a)	100.000%		$1,500,010	(c)	100.000%		$(27,695)	(1.8%)
Gross profit	34,506		2.344%	(b)	25,549		1.703%	(d)	$8,957	35.1%
Selling, general, and administrative expenses	(7,378)		(0.501%)		(8,682)		(0.579%)		$(1,304)	(15.0%)
Depreciation and amortization expense	(218)		(0.015%)		(232)		(0.015%)		$(14)	(6.0%)
Interest income	2,666		0.181%		3,009		0.201%		$(343)	(11.4%)
Interest expense	(3,307)		(0.225%)		(2,438)		(0.163%)		$869	35.6%
Earnings from equity method investments	2,675		0.182%		1,489		0.099%		$1,186	79.7%
Unrealized gains (losses) on foreign exchange	214		0.015%		(224)		(0.015%)		$438	195.5%
Net income before provision for income taxes	$29,158		1.980%		$18,471		1.231%		$10,687	57.9%

Performance Metrics:
Gold ounces sold(1)	476,000				522,000				(46,000)	(8.8%)
Silver ounces sold(2)	29,517,000				21,502,000				8,015,000	37.3%
Wholesale Sales ticket volume(3)	26,164				26,078				86	0.3%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $336.4 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.809 billion.
(b)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.992% for the period.
(c)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $440.8 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.941 billion.
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
Three Months Ended September 30,	2022			2021			$	%
	$		% of revenue	$		% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,472,315	(a)	100.000%	$1,500,010	(c)	100.000%	$(27,695)	(1.8%)
Performance Metrics
Gold ounces sold	476,000			522,000			(46,000)	(8.8%)
Silver ounces sold	29,517,000			21,502,000			8,015,000	37.3%
Wholesale Sales ticket volume	26,164			26,078			86	0.3%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $336.4 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.809 billion.
(c)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $440.8 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.941 billion.

Revenues for the three months ended September 30, 2022 decreased $27.7 million, or 1.8%, to $1.472 billion from $1.500 billion in 2021. Excluding an increase in forward sales of $93.5 million, our revenues decreased $121.2 million, which was due to a decrease in gold ounces sold and lower average selling prices of gold and silver, partially offset by an increase in silver ounces sold.

Gold ounces sold for the three months ended September 30, 2022 decreased 46,000 ounces, or 8.8%, to 476,000 ounces from 522,000 ounces in 2021. Silver ounces sold for the three months ended September 30, 2022 increased 8,015,000 ounces, or 37.3%, to 29,517,000 ounces from 21,502,000 ounces in 2021. On average, the selling prices for gold and silver decreased by 3.2% and 22.4%, respectively, during the three months ended September 30, 2022 as compared to the prior year.

The Wholesale Sales & Ancillary Services segment’s gross sales before elimination of inter-segment activity for the three months ended September 30, 2022 decreased $132.0 million, or 6.8%, to $1.809 billion from $1.941 billion in 2021, which was due to an increase in silver ounces sold, partially offset by a decrease in gold ounces sold, and by lower average selling prices of gold and silver.

Gold ounces sold before eliminations of inter-segment activity for the three months ended September 30, 2022 decreased 61,000 ounces, or 9.2%, to 599,000 ounces from 660,000 ounces in 2021. Silver ounces sold before eliminations of inter-segment activity for the three months ended September 30, 2022 increased 6,807,000 ounces, or 24.2%, to 34,988,000 ounces from 28,181,000 ounces in 2021.

The Wholesale Sales ticket volume for the three months ended September 30, 2022 increased by 86 tickets, or 0.3% to 26,164 tickets from 26,078 tickets in 2021.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands, except performance metric
Three Months Ended September 30,	2022			2021			$	%
	$	% of revenue		$	% of revenue		Increase/ (decrease)	Increase/ (decrease)
Gross profit	$34,506	2.344%	(b)	$25,549	1.703%	(d)	$8,957	35.1%

(b)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.992% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.470% for the period.

Gross profit for the three months ended September 30, 2022 increased $9.0 million, or 35.1%, to $34.5 million from $25.5 million in 2021. The overall gross profit increase was primarily due to wider premium spreads, offset by lower trading profit.

This segment’s profit margin percentage increased by 64.1 basis points to 2.344% from 1.703% in 2021. Excluding an increase of $93.5 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the three months ended September 30, 2022 increased by 104.3 basis points to 3.132% from 2.089%.

The increase in gross margin percentage was mainly attributable to wider premium spreads offset by lower trading profits and the impact of increased forward sales. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(7,378)	(0.501%)	$(8,682)	(0.579%)	$(1,304)	(15.0%)
Selling, general and administrative expenses for the three months ended September 30, 2022 decreased $1.3 million, or 15.0%, to $7.4 million from $8.7 million in 2021. The change was primarily due to: (i) a decrease of consulting and professional fees of $0.7 million, (ii) lower insurance costs of $0.6 million (iii) a decrease of compensation expense (including performance-based accruals) of $0.3 million, partially offset by (iv) higher advertising costs of $0.1 million.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,666	0.181%	$3,009	0.201%	$(343)	(11.4%)

Interest income for the three months ended September 30, 2022 decreased $0.3 million, or 11.4%, to $2.7 million from $3.0 million in 2021. The overall decrease is primarily due to lower interest earned from repurchase arrangements with customers of $0.5 million, offset by higher interest and fees earned related to margin orders of $0.1 million.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(3,307)	(0.225%)	$(2,438)	(0.163%)	$869	35.6%

Interest expense for the three months ended September 30, 2022 increased $0.9 million, or 35.6% to $3.3 million from $2.4 million in 2021. The overall increase was primarily due to an increase of $0.5 million in connection with our Trading Credit Facility and the AMCF Notes, higher interest and fees from product financing arrangements of $0.2 million, and higher interest expense related to liabilities on borrowed metals of $0.1 million.

Earnings from equity method investments— Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$2,675	0.182%	$1,489	0.099%	$1,186	79.7%

Earnings from equity method investments for the three months ended September 30, 2022 increased $1.2 million, or 79.7% to $2.7 million from $1.5 million in 2021. The net increase of $1.2 million was primarily due to increased earnings from equity method investments.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through our wholly-owned subsidiaries: JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), and through our 50%-owned subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").

Overview of Results of Operations for the Three Months Ended September 30, 2022 and 2021

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment for the three months ended September 30, 2022 and 2021 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2022				2021				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$428,036	(a)	100.000%		$513,961	(c)	100.000%		$(85,925)	(16.7)%
Gross profit	42,086		9.832%	(b)	30,460		5.927%	(d)	$11,626	38.2%
Selling, general and administrative expenses	(10,001)		(2.336%)		(7,539)		(1.467%)		$2,462	32.7%
Depreciation and amortization expense	(2,878)		(0.672%)		(7,951)		(1.547%)		$(5,073)	(63.8%)
Interest expense	(767)		(0.179%)		(823)		(0.160%)		$(56)	(6.8)%
Net income before provision for income taxes	$28,440		6.644%		$14,147		2.753%		$14,293	101.0%

Performance Metrics:
Gold ounces sold(1)	153,000				147,000				6,000	4.1%
Silver ounces sold(2)	6,400,000				6,625,000				(225,000)	(3.4%)
Number of new customers(3)	49,000				52,900				(3,900)	(7.4%)
Number of active customers(4)	139,900				117,700				22,200	18.9%
Number of total customers(5)	2,062,000				1,835,500				226,500	12.3%
DTC ticket volume from new customers(6)	36,195				33,839				2,356	7.0%
DTC ticket volume from pre-existing customers(7)	150,465				193,222				(42,757)	(22.1%)
DTC total ticket volume(8)	186,660				227,061				(40,401)	(17.8%)
DTC average order value(9)	$2,333				$2,291				$42	1.8%

(a)
Includes $0.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 9.828% for the period.
(c)
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
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$428,036	100.000%	$513,961	100.000%	$(85,925)	(16.7)%
Performance Metrics:
Gold ounces sold	153,000		147,000		6,000	4.1%
Silver ounces sold	6,400,000		6,625,000		(225,000)	(3.4)%
Number of new customers	49,000		52,900		(3,900)	(7.4%)
Number of active customers	139,900		117,700		22,200	18.9%
Number of total customers	2,062,000		1,835,500		226,500	12.3%
DTC ticket volume from new customers	36,195		33,839		2,356	7.0%
DTC ticket volume from existing customers	150,465		193,222		(42,757)	(22.1%)
DTC total ticket volume	186,660		227,061		(40,401)	(17.8%)
DTC average order value	$2,333		$2,291		$42	1.8%

Revenues for the three months ended September 30, 2022 decreased $85.9 million, or 16.7%, to $428.0 million from $514.0 million in 2021. The decrease in revenue was due to a decrease in silver ounces sold and lower average selling prices of silver, partially offset by an increase in gold ounces sold and higher average selling prices of gold. For the three months ended September 30, 2022 JMB's revenue decreased $83.3 million to $389.0 million from $472.3 million, while revenue of Goldline and PMPP, in the aggregate, decreased by $2.6 million as compared to the prior year.

Gold ounces sold for the three months ended September 30, 2022 increased 6,000 ounces, or 4.1%, to 153,000 ounces from 147,000 ounces in 2021. Silver ounces sold for the three months ended September 30, 2022 decreased 225,000 ounces, or 3.4%, to 6,400,000 ounces from 6,625,000 ounces in 2021.

The gold ounces sold by JMB increased 7,000 ounces for the three months ended September 30, 2022 compared to 2021. The gold ounces sold by Goldline and PMPP, in the aggregate, decreased 1,000 compared to 2021. The silver ounces sold by JMB decreased 382,000 ounces for the three months ended September 30, 2022 compared to 2021. The silver ounces sold by Goldline and PMPP, in the aggregate, increased 158,000 ounces compared to 2021.

On average, the selling prices for gold increased by 1.5% and selling prices for silver decreased by 19.5% during the three months ended September 30, 2022 as compared to the prior year.

The number of new customers for the three months ended September 30, 2022 decreased 3,900, or 7.4% to 49,000 from 52,900 in 2021. The number of active customers for the three months ended September 30, 2022 increased 22,200, or 18.9% to 139,900 from 117,700 in 2021. The number of total customers as of September 30, 2022 increased 226,500, or 12.3% to 2,062,000 from 1,835,500 as of September 30, 2021. The increases in the customer-based metrics were primarily due to JMB's activity.

For the three months ended September 30, 2022, the Direct-to-Consumer ticket volume related to new customers increased by 2,356 tickets, or 7.0%, to 36,195 tickets from 33,839 tickets in 2021. For the three months ended September 30, 2022, Direct-to-Consumer ticket volume related to pre-existing customers decreased by 42,757 tickets, or 22.1%, to 150,465 tickets from 193,222 tickets in 2021. For the three months ended September 30, 2022, the Direct-to-Consumer total ticket volume decreased by 40,401 tickets, or 17.8%, to 186,660 tickets from 227,061 tickets in 2021. The decrease in ticket volume coincides with a higher average order value, which reflects an increase in gold ounces sold on fewer tickets.

For the three months ended September 30, 2022, the Direct-to-Consumer average order value increased by $42, or 1.8%, to $2,333 from $2,291 in 2021.

Gross Profit — Direct-to-Consumer

in thousands, except performance metric
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$42,086	9.832%	$30,460	5.927%	$11,626	38.2%

Gross profit for the three months ended September 30, 2022 increased by $11.6 million, or 38.2%, to $42.1 million from $30.5 million in 2021. The increase in gross profit was mainly due to JMB’s contribution, which accounted for $12.0 million or 103.5% of the increase.

For the three months ended September 30, 2022, the Direct-to-Consumer segment's profit margin percentage increased by 390.5 basis points to 9.832% from 5.927% in 2021. The increase in the gross profit margin percentage was mainly due to improved gross profit percentages of JMB and PMPP, partially offset by lower gross profit percentages at Goldline.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(10,001)	(2.336%)	$(7,539)	(1.467%)	$2,462	32.7%

Selling, general and administrative expenses for the three months ended September 30, 2022 increased $2.5 million, or 32.7%, to $10.0 million from $7.5 million in 2021. The change was primarily due to (i) an increase in compensation expense (including performance-based accruals) of $1.2 million, (ii) higher advertising costs of $0.6 million, and (iii) an increase in consulting and professional fees of $0.3 million.

Depreciation and amortization expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(2,878)	(0.672%)	$(7,951)	(1.547%)	$(5,073)	(63.8%)

Depreciation and amortization expense for the three months ended September 30, 2022, decreased $5.1 million, or 63.8%, to $2.9 million from $8.0 million in 2021. The change was primarily due to a $5.1 million decrease in JMB’s intangible asset amortization expense.

Interest expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(767)	(0.179%)	$(823)	(0.160%)	$(56)	(6.8%)

Interest expense for the three months ended September 30, 2022 decreased $56 thousand to $767 thousand from $823 thousand in 2021. The decrease is related to JMB’s product financing activity with A-Mark.

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC ("CFC"), AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”).

Overview of Results of Operations for the Three Months Ended September 30, 2022 and 2021

— Secured Lending Segment

The operating results of our Secured Lending segment for the three months ended September 30, 2022 and 2021 are as follows:

in thousands, except performance metrics
Three Months Ended September 30,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,430	100.000%	$2,522	100.000%	$(92)	(3.6%)
Interest expense	(2,056)	(84.609%)	(2,212)	(87.708%)	$(156)	(7.1%)
Selling, general and administrative expenses	(405)	(16.667%)	(456)	(18.081%)	$(51)	(11.2%)
Depreciation and amortization expense	(88)	(3.621%)	(88)	(3.489%)	$—	—%
Earnings from equity method investments	2	0.082%	—	—%	$2	—%
Other income, net	527	21.687%	409	16.217%	$118	28.9%
Net income before provision for income taxes	$410	16.872%	$175	6.939%	$235	134.3%

Performance Metric:
Number of secured loans at period end(1)	1,082		2,074		(992)	(47.8%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Three Months Ended September 30,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,430	100.000%	$2,522	100.000%	$(92)	(3.6%)
Performance Metric
Number of secured loans at period-end	1,082		2,074		(992)	(47.8%)

Interest income for the three months ended September 30, 2022 decreased $0.1 million, or 3.6%, to $2.4 million from $2.5 million in 2021. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current year as compared to the average monthly loan balances for the prior year. The number of secured loans outstanding decreased by 992 or 47.8% to 1,082 from 2,074 as of September 30, 2021.

Interest Expense — Secured Lending

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(2,056)	(84.609%)	$(2,212)	(87.708%)	$(156)	(7.1%)

Interest expense for the three months ended September 30, 2022 decreased $0.2 million, or 7.1% to $2.1 million from $2.2 million in 2021. The change in interest expense was primarily due to lower loan servicing costs of $0.2 million.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(405)	(16.667%)	$(456)	(18.081%)	$(51)	(11.2%)

Selling, general, and administrative expenses for the three months ended September 30, 2022 decreased $0.1 million, or 11.2%, to $0.4 million from $0.5 million in 2021. The change in selling, general, and administrative expenses is not significant.

Other Income, net — Secured Lending

in thousands
Three Months Ended September 30,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$527	21.687%	$409	16.217%	$118	28.9%

Other income, net for the three months ended September 30, 2022 increased $0.1 million, or 28.9% to $0.5 million from $0.4 million in 2021. The increase was due to higher royalty income earned.

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

Reconciliation

We calculate this non-GAAP performance measure by eliminating from net income before provision for income taxes the impact of items we do not consider indicative of our ongoing operations. We eliminate the impact of the following three items: (i) acquisition expenses; (ii) amortization expenses related to intangible assets acquired; and (iii) depreciation expense. The following tables reconcile this non-GAAP financial measure to its most closely comparable U.S. GAAP measure on our financial statements for the three months ended September 30, 2022 and 2021.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

in thousands
Three Months Ended September 30,	2022	2021	$	%
	$	$	Increase/ (decrease)	Increase/ (decrease)
Net income before provision for income taxes	$58,008	$32,793	$25,215	76.9%
Adjustments:
Acquisition costs	82	44	$38	86.4%
Amortization of acquired intangibles	2,711	7,872	$(5,161)	(65.6%)
Depreciation expense	473	399	$74	18.5%
Adjusted net income before provision for income taxes (non-GAAP)	$61,274	$41,108	$20,166	49.1%

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

Amortization of purchased intangibles. Amortization expense of purchased intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions. Management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business. Amortization of purchased intangible assets will recur in future periods. For additional information about the amortization of our purchased intangibles. (See Note 9 to the Company’s condensed consolidated financial statements.)

Depreciation expense. Depreciation expense is calculated using a straight-line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Due to depreciation expense being non-cash in nature, management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business. (See Note 8 to the Company’s condensed consolidated financial statements.)

Earnings before interest, taxes, depreciation, and amortization

Overview

In addition to the performance non-GAAP measure discussed in the section above, we use the non-GAAP liquidity measure “earnings before interest, taxes, depreciation, and amortization” or "EBITDA" to evaluate our business operations unburdened by our capital structure, before investing activities, interest, and income taxes. Management and external users of our condensed consolidated financial statements, such as industry analysts and investors, may use EBITDA to compare business operations with other publicly traded companies.

Reconciliation

We calculate EBITDA by eliminating from net income the following five items: (i) interest income; (ii) interest expense; (iii) amortization expenses related to intangible assets acquired; (iv) depreciation expense; and (v) income tax expense.

Management believes the most directly comparable GAAP financial measure is “net cash used in operating activities” presented in the condensed consolidated statement of cash flows. EBITDA is reconciled directly to "net cash used in operating activities" below:

in thousands
Three Months Ended September 30,	2022	2021	$	%
	$	$	Increase/ (decrease)	Increase/ (decrease)
Net income	$45,237	$26,124	$19,113	73.2%
Adjustments:
Interest income	(5,096)	(5,531)	$(435)	(7.9%)
Interest expense	6,130	5,473	$657	12.0%
Amortization of acquired intangibles	2,711	7,872	$(5,161)	(65.6%)
Depreciation expense	473	399	$74	18.5%
Income tax expense	12,771	6,669	$6,102	91.5%
	16,989	14,882	$2,107	14.2%

Earnings before interest, taxes, depreciation, and amortization (EBITDA)	$62,226	$41,006	$21,220	51.7%

Reconciliation of EBITDA to Operating Cash Flows:
Earnings before interest, taxes, depreciation, and amortization (EBITDA)	$62,226	$41,006	$21,220	51.7%
Amortization of loan cost	554	569	$(15)	(2.6%)
Deferred income taxes	(36)	(1,423)	$(1,387)	(97.5%)
Interest added to principal of secured loans	(4)	(5)	$(1)	(20.0%)
Share-based compensation	535	473	$62	13.1%
Earnings from equity method investments	(2,677)	(1,489)	$1,188	79.8%
Dividends received from equity method investees	551	—	$551	—%
Income tax expense	(12,771)	(6,669)	$6,102	91.5%
Interest income	5,096	5,531	$(435)	(7.9%)
Interest expense	(6,130)	(5,473)	$657	12.0%
Changes in operating working capital	232,278	(102,253)	$334,531	327.2%
Net cash provided by (used in) operating activities	$279,622	$(69,733)	$349,355	501.0%

Cash Flow Data:
Net cash provided by (used in) operating activities	$279,622	$(69,733)	$349,355	501.0%
Net cash provided by (used in) investing activities	$37,113	$(7,366)	$44,479	603.8%
Net cash (used in) provided by financing activities	$(289,883)	$5,303	$295,186	5,566.4%

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of September 30, 2022, approximately 78.2% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

In addition to selling inventory, the Company generates cash from earning interest income. The Company enters into secured loans and secured financing structures with its customers under which it charges interest. The loans are secured by precious metals and numismatic material, and graded sports cards and sports memorabilia owned by the borrowers and held by the Company as security for the term of the loan. The Company also offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products. Furthermore, our customers may enter into agreements whereby the customer agrees to repurchase our precious metals at the prevailing spot price for delivery of the product at a specific point in time in the future; interest income is earned from the contract date until the material is delivered and paid for in full.

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

Lines of Credit

in thousands
	September 30, 2022	June 30, 2022	September 30, 2022 Compared to June 30, 2022
Lines of credit	$63,000	$215,000	$(152,000)

Effective December 21, 2021, A-Mark entered into a three-year committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of September 30, 2022, the Trading Credit Facility provided the Company with access up to $350.0 million. The credit facility has a termination date of December 21, 2024.

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	September 30, 2022	June 30, 2022	September 30, 2022 Compared to June 30, 2022
Notes payable	$98,182	$94,073	$4,109

In September 2018, AMCF, a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "AMCF Notes".) The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%. The AMCF Notes have a maturity date of December 15, 2023.

As of September 30, 2022, the condensed consolidated aggregate carrying balance of the AMCF Notes was $94.3 million (which excludes the $5.0 million portion of the Class B Notes that the Company retained), and the remaining unamortized loan cost balance was approximately $0.7 million, which is amortized using the effective interest method through the maturity date. (See Note 15 to the Company’s condensed consolidated financial statements.)

In April 2021, CCP entered into a loan agreement with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards and sports memorabilia to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The term of the CCP Note expires on April 1, 2024 and may be extended by mutual agreement. As of September 30, 2022 and June 30, 2022 the outstanding principal balance of the CCP Note was $3.9 million and $0.0 million. (See Note 14 to the Company’s condensed consolidated financial statements.)

Liabilities on Borrowed Metals

in thousands
	September 30, 2022	June 30, 2022	September 30, 2022 Compared to June 30, 2022
Liabilities on borrowed metals	$55,909	$59,417	$(3,508)

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

Product Financing Arrangements

in thousands
	September 30, 2022	June 30, 2022	September 30, 2022 Compared to June 30, 2022
Product financing arrangements	$167,009	$282,671	$(115,662)

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

Secured Loans Receivable

in thousands
	September 30, 2022	June 30, 2022	September 30, 2022 Compared to June 30, 2022
Secured loans receivable	$87,313	$126,217	$(38,904)

CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins, and graded sports cards and sports memorabilia that affords our customers a convenient means of financing their inventory or collections. (See Note 5 to the Company’s condensed consolidated financial statements.) AMCF also purchases and holds secured loans from CFC to meet its collateral requirements related to the AMCF Notes. (See Note 15 to Company’s condensed consolidated financial statements.) Most of the Company's secured loans are short-term in nature. The renewal of these instruments is at the discretion of the Company and, as such, provides us with some flexibility in regard to our capital deployment strategies.

Dividends

The Company’s Board of Directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The declaration of regular cash dividends in the future is subject to the determination each quarter by the Board of Directors.

On August 18, 2022, the Company's board of directors declared a non-recurring special dividend of $1.00 per common share to stockholders of record at the close of business on September 12, 2022. The dividend was paid on September 26, 2022 and totaled $23.4 million. On August 18, 2022, the Company's board of directors also declared the initial quarterly regular cash dividend under its new dividend policy, of $0.20 per common share to stockholders of record at the close of business on October 10, 2022. The dividend was paid on October 24, 2022 and totaled $4.7 million.

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

The following summarizes components of our condensed consolidated statements of cash flows for the three months ended September 30, 2022 and 2021:

in thousands
Three Months Ended	September 30, 2022	September 30, 2021	September 30, 2022 Compared to September 30, 2021
Net cash provided by (used in) operating activities	$279,622	$(69,733)	$349,355
Net cash provided by (used in) investing activities	$37,113	$(7,366)	$44,479
Net cash (used in) provided by financing activities	$(289,883)	$5,303	$(295,186)

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net cash provided by operating activities

Operating activities provided $279.6 million and used $69.7 million in cash for the three months ended September 30, 2022 and 2021, respectively, representing a $349.4 million increase in cash provided compared to the three months ended September 30, 2021. The increase in cash provided was primarily due to increased net income adjusted for noncash items and changes in working capital, which includes the balances of inventories, derivative assets, liabilities on borrowed metals, income tax payable, deferred revenue and other advances, and precious metals held under financing arrangements, partially offset by derivative liabilities, secured loans made to affiliates, and accrued liabilities.

Net cash provided by investing activities

Investing activities provided $37.1 million and used $7.4 million in cash for the three months ended September 30, 2022 and 2021, respectively, representing a $44.5 million increase in cash provided compared to the three months ended September 30, 2021. This period over period increase in cash provided was primarily due to higher cash flows of $38.9 million associated with the net liquidations of secured loans in the current period and lower investing cash outflows associated with the acquisition of long-term investments of $5.7 million.

Net cash used in financing activities

Financing activities used $289.9 million and provided $5.3 million in cash for the three months ended September 30, 2022 and 2021, respectively, representing a $295.2 million decrease in cash provided compared to the three months ended September 30, 2021. This period over period decrease in cash was primarily due to the change in cash used by product financing arrangements of $134.1 million, the change in cash used for the net repayments of $161.0 million associated with borrowings under lines of credit, increased payments for tax withholding related to net settlements of share-based awards of $1.6 million, distributions paid to noncontrolling interest of $1.0 million, net payments made of $0.8 million related to special dividends paid in current and prior year, and lower proceeds from the exercise of share-based awards of $0.7 million, partially offset by $3.9 million of proceeds received on issuance of related party note.

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

Commodities Risk and Derivatives

We use a variety of strategies to manage our risk including fluctuations in commodity prices for precious metals. Our inventory consists of, and our trading activities involve, precious metals and precious metal products, for which prices are linked to the corresponding precious metal commodity prices. The Company's precious metals inventory is subject to fluctuations in market value, resulting from changes in the underlying commodity prices. Inventory purchased or borrowed by us is subject to price changes. Inventory borrowed is a natural hedge, since changes in value of the metal held are offset by the obligation to return the metal to the supplier or deliver metals to the customer.

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

The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under, Derivatives and Hedging Topic 815 of the Accounting Standards Codification ("ASC 815"), Unrealized gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as derivative assets or liabilities. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures are recorded in cost of sales.

The Company’s net (losses) gains on derivative instruments for the three months ended September 30, 2022 and 2021, totaled ($30.2) million and $3.1 million, respectively. These net losses and gains on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of September 30, 2022 and June 30, 2022:

in thousands
	September 30, 2022	June 30, 2022
Inventories	$625,496	$741,018
Precious metals held under financing arrangements	49,327	79,766
	674,823	820,784
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(1,546)	(1,434)
Premium on metals position	(27,588)	(27,059)
Precious metal value not hedged	(29,134)	(28,493)

	645,689	792,291

Commitments at market:
Open inventory purchase commitments	766,209	681,835
Open inventory sales commitments	(605,583)	(497,949)
Margin sale commitments	(23,878)	(26,984)
In-transit inventory no longer subject to market risk	(18,265)	(13,164)
Unhedgeable premiums on open commitment positions	8,829	12,933
Borrowed precious metals	(55,909)	(59,417)
Product financing arrangements	(167,009)	(282,671)
Advances on industrial metals	816	768
	(94,790)	(184,649)

Precious metal subject to price risk	550,899	607,642

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	484,585	278,326
Precious metals futures contracts at market values	59,070	326,713
Total market value of derivative financial instruments	543,655	605,039

Net precious metals subject to commodity price risk	$7,244	$2,603

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At September 30, 2022, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

Commitments and Contingencies

Refer to Note 16 to the Company’s condensed consolidated financial statements for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2022 and June 30, 2022, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands
	September 30, 2022	June 30, 2022
Purchase commitments	$766,209	$681,835
Sales commitments	$(605,583)	$(497,949)
Margin sales commitments	$(23,878)	$(26,984)
Open forward contracts	$484,585	$278,326
Open futures contracts	$59,070	$326,713
Foreign exchange forward contracts	$10,767	$9,738

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

The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains and losses on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. (See Note 12 to the Company’s condensed consolidated financial statements.)

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial position or results of operations. (See Note 2 to the Company’s condensed consolidated financial statements.)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk that changes in market conditions may adversely impact the value of assets or liabilities, or otherwise negatively impact earnings. The Company is exposed to market risk related to changes in commodity prices. To manage the volatility related to this exposure, the Company enters into precious metals commodity forward and futures contracts. We enter into these derivative contracts for the purpose of hedging substantially all of our market exposure to precious metals prices, and not for speculative purposes. As a result of these hedging strategies, we do not believe we have a material exposure to market risk.

The Company's precious metals inventory is subject to fluctuations in market value, resulting from changes in the underlying commodity prices. Inventory purchased or borrowed by the Company is subject to price changes. Inventory borrowed is considered a natural hedge, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.

Open sale and purchase commitments are subject to changes in value between the date the purchase or sale price is fixed (the trade date) and the date the metal is received or delivered (the settlement date). We seek to minimize the effect of price changes of the underlying commodity through the use of forward and futures contracts.

Our policy is to substantially hedge our inventory position, net of open sale and purchase commitments that are subject to price risk. We regularly enter into precious metals commodity forward and futures contracts with financial institutions to hedge against this risk. We generally use futures contracts for our shorter-term hedge positions, and forward contracts, which may remain open for up to six months, for our longer-term hedge positions. We have access to all of the precious metals markets, allowing us to place hedges. We also maintain relationships with major market makers in every major precious metals dealing center.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. The Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

See Note 12 to the accompanying condensed consolidated financial statements, “Derivative Instruments and Hedging Transactions”.

Foreign Exchange Risk

Foreign exchange risk represents exposures to changes in the values of current holdings and future cash flows denominated in currencies other than the U.S. dollar. The types of instruments exposed to this risk include foreign currency denominated receivables and payables and future cash flows in foreign currencies arising from foreign exchange transactions.

To manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions, the Company utilizes foreign currency forward contracts with maturities of generally less than one week. Because of these hedging policies, we do not believe our exposure to foreign exchange risk is material.

See Note 12 to the accompanying condensed consolidated financial statements, “Derivative Instruments and Hedging Transactions—Foreign Currency Exchange Rate Management.”

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our Product Financing Arrangements and Trading Credit Facility. We are subject to fluctuations in interest rates based on the variable interest terms of these arrangements, and we do not utilize derivative contracts to hedge the interest rate fluctuation. See Note 15 to the accompanying condensed consolidated financial statements, "Financing Agreements".

We manage the interest rate risks related to our interest income generating activities by increasing our secured loan interest rates and finance product pricing in response to rising interest rates. We do not believe our exposure to interest rate risk is material.

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

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time involved in legal proceedings, claims, or investigations that are incidental to the conduct of our business.

Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim, we do not expect that these legal proceedings or claims will have any material adverse impact on our future condensed consolidated financial position, results of operations, or cash flows.

Without admitting or denying the findings of the Commodities Futures Trading Commission (the “CFTC”), on September 22, 2022, the Company and its wholly-owned subsidiary Goldline, entered into a settlement with the CFTC over alleged violations of the Commodity Exchange Act (the “CEA”) in the period 2018 to 2021. The Company and Goldline consented to an order in which they agreed to cease and desist from violating certain provisions of the CEA, to pay a penalty of $450,000 and to make disgorgement of $628,000.

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

In recent times, our profitability has risen to historically unprecedented levels, but may in the future revert to more normalized levels.

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

The Trading Credit Facility requires us to comply with customary affirmative and negative covenants, and with a variety of financial covenants, including a minimum working capital requirement; a fixed charge coverage ratio; a ratio of total recourse debt to condensed consolidated tangible net worth; and limitations on the amount of ownership-based financings (as defined). Upon the occurrence of an event of default under the Trading Credit Facility that was not cured or waived pursuant to the terms of the Trading Credit Facility, the lenders under the Trading Credit Facility could elect to declare all amounts outstanding under the Trading Credit Facility to be due and payable immediately. Further, lenders holding at least 66.67% of the revolving commitments under the Trading Credit Facility may require us to repay all outstanding indebtedness under the Trading Credit Facility at any time, even if we are in compliance with the financial and other covenants under the Trading Credit Facility. After such demand, each lender with a revolving loan commitment may, but is not obligated to, make revolving loans until the termination date of the Trading Credit Facility.

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

We may experience supply chain disruptions in our minting or other operations.

The COVID-19 pandemic and other macro-economic factors have led to supply chain constraints in various economic sectors. To date, we have not experienced shortages of raw materials necessary for our minting operations or of fabricated precious metal products required for our wholesale or direct-to-consumer operations which have adversely impacted our operations. However, there can be no assurance that our operations would not be adversely impacted if we did not have an adequate source of supply for our SilverTowne mint, particularly if we expand our minting operations to meet increased demand, or if supply chain disruptions significantly interfered with our sources of coin and bullion for resale. If significant supply chain constraints were to occur, we might be required to cut back on our minting operations or we might be unable to timely satisfy customer requirements for coin and bullion products. This could lead to a loss of sales or could adversely impact our reputation.

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

Currently, Russia is engaging in significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls, and could impose further sanctions and controls, against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. The conflict has also created uncertainty regarding, and potential shortages of, grain and fossil fuel supplies in Europe and elsewhere. It is not possible to predict the broader consequences of this conflict, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy, and its impact on us. We could benefit from the resulting uncertainty and instability, as it may encourage investors to seek perceived safety in the ownership of precious metals. On the other hand, we have a marketing support operation in Austria and have significant business in Germany and other parts of Europe that could be materially and adversely affected by prolonged or expanded military activity in that region. More generally, a depressing effect on the global economy as a consequence of the military action in Ukraine could similarly dampen our business activity and reduce the demand for our products and services.

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
•
We require a regular supply of newly minted coins and other numismatics in the conduct of our coin and bar and retail businesses. Our AM&ST Associates, LLC ("AMST") subsidiary supplies a portion of our requirements for silver products. We are also dependent on the production of gold and silver mints around the world for the supply of the majority of our product requirements. Many mints, and refineries that supply gold and silver for the mints, reduced the capacity of their operations during the COVID-19 crisis, and most major mints continue to operate at reduced capacity. As a result, we have experienced periods when precious metals products were unavailable to us. Any uncertainty regarding the availability of coin and other products could make it difficult for us to commit to future delivery, could make it more difficult for us to forecast and plan for our coin and bar operations and could otherwise adversely impact this aspect of our business.
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

The current inflationary and high interest rate environment may adversely affect our costs and expenses and the demand for our products.

The United States and other world economies are currently experiencing historically high levels of inflation and rising interest rates. Certain investors, including customers of our Direct-to-Consumer segment, may regard precious metal products as a hedge against inflation and rising interest rates, which could positively affect demand for our goods and services. However, inflation may also increase our expenses of operations, which because of the nature of our business we cannot generally pass along to our customers. Our Trading Credit Facility bears interest at a variable rate of interest, so that rising interest rates will also increase our cost of borrowing under that facility, and rising interest rates may also increase the costs under our product financing arrangements, and we may be unable to compensate for these increases through higher interest income received from our counterparties. Also, inflation, together with rising interest rates, may reduce discretionary spending among consumers, thereby reducing product demand in the retail sector.

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

JMB owns and operates five separately branded websites targeting specific segments within the precious metals market: JMBullion.com, ProvidentMetals.com, Silver.com, BGASC.com, and Cybermetals.com. JMB also owns two websites, GoldPrice.org and SilverPrice.org, which publish data on precious metal and cryptocurrency pricing and generate leads for its other websites. JMB must continually update its website (on all relevant platforms, including mobile) to improve and enhance its content, accessibility, convenience and ease of use. Failure to do so may create a perception that the websites of JMB’s competitors are easier to use and navigate or that they are better able to service customer needs for precious metal coins and bullion. If such a perception were to gain currency, traffic to JMB’s website and its revenues would suffer.

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

CFC has entered into a securitization financing whereby it has transferred, and may continue from time to time to transfer, to its AMCF subsidiary loans secured by precious metal coins or bullion. AMCF has issued 4.98% Class A Notes due 2023 and 5.98% Class B Notes due 2023 which are secured by these loans and related assets. While the AMCF Notes are non-recourse to the Company or CFC, CFC is required to provide certain warranties concerning the loans and the security interest in the metals collateral securing the loans. In the event the warranties made with respect to any loan are breached and the breach materially and adversely affects the interests of the noteholders, CFC is required to either cure the breach or repurchase the loan within specified a timeframe. If CFC were to default on its repurchase obligations, this could materially adversely affect the business of CFC, and could adversely affect the Company’s future ability to access the credit markets.

CFC and the Company have exposure to the performance of AMCF.

Regulation RR of the SEC requires the sponsor of an asset-backed securitization transaction, or certain of its affiliates, to retain an economic interest in the transaction. In compliance with this rule, CFC retained the equity interest in AMCF, and the Company currently holds $5.0 million of Class B Notes, which are subordinated to the Class A Notes. In addition, CFC and the Company may, from time to time, also contribute cash or sell precious metals to AMCF in exchange for subordinated, deferred payment obligations from AMCF. If the performance of AMCF were to suffer such that AMCF were unable to service its AMCF Notes, CFC and the Company could lose part or all of their investments in AMCF.

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

The Company buys and sells precious metals contracts on commodity exchanges around the world, both in support of its customer operations and to hedge its inventory and transactional exposure against fluctuations in commodity prices. The Company’s ability to engage in these activities would be compromised if the exchanges on which the Company trades or any of their clearinghouses were to discontinue operations or to experience disruptions in trading, due to computer problems, unsettled markets, sanctions against commodity exporting countries or other factors. For example, if there were to be disruptions in the supply chain for gold, silver, platinum or palladium, our ability to buy and sell these metals on the commodity exchanges would be materially and adversely affected.

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

We were previously subject to an investigation by the Commodity Futures Trading Commission relating to certain activities of Goldline. Although this matter was settled on terms satisfactory to the Company with no material financial impact, this agency, and possibly other federal and state agencies, may in the future seek to assert oversight over aspects of our operations which could adversely affect us.

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

Our Direct-to-Consumer business currently has limited international operations which would subject it to the GDPR. Our Wholesale Sales and Ancillary Services segment maintains an office in Vienna, Austria that provides marketing support services for its international (including EU) customers. We have evaluated GDPR and its requirements, and believe we are currently in compliance with the GDPR in all material respects. Going forward, however, the expansion of our international operations could require us to change our business practices and may increase the costs and complexity of compliance. Also, a violation by the Company of this regulation could expose us to penalties and sanctions under the regulation.

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

California passed an update to the CCPA, called the California Privacy Rights Act (“CPRA”), which takes effect January 1, 2023. The CPRA grants consumers new privacy rights including the rights of data correction and data portability, the right to limit the Company’s use of a new subset of personal information called “sensitive personal information” that requires heightened protections, and the right to appeal the Company’s response to an individual’s exercise of these new or existing privacy rights. As explained below, compliance with the CPRA will subject the Company to additional costs and risks once it takes effect. Failure to comply with the CPRA can result in civil penalties up to $7,500 per violation or actual damages suffered by a consumer.

Colorado, Virginia, Utah, and Connecticut also recently passed comprehensive privacy laws that will take effect in 2023. These five new U.S. privacy laws have some provisions and requirements similar to the CCPA. However, preparing to comply with the varying requirements of these laws has already subjected the Company to costs and legal fees and will subject the Company to additional costs and risks as they take effect. For example, these laws may limit the Company’s ability to use personal information for advertising purposes. These laws may also limit the Company’s ability to process sensitive personal information, which includes financial data, account information, identification card numbers, social security numbers, and precise geolocation. The Company will have to update is policies, notices, procedures, and permissions in response to these new privacy laws. The Company may also have to update its advertising practices. Failure to comply with the Virginia and Utah privacy laws can result in civil penalties up to $7,500 per violation. Failure to comply with the Connecticut privacy law can result in civil penalties up to $5,000 per violation. Failure to comply with the Colorado privacy law can result in civil penalties up to $20,000 per violation.

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

If regulatory oversight of lead providers or marketing affiliates is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use lead providers or marketing affiliates could be restricted or eliminated. For example, the CFPB has indicated its intention to examine compliance with federal laws and regulations by lead providers and to scrutinize the flow of non-public, private borrower information between lead providers and lead buyers, such as us. Over the past few years, several states have taken actions that have caused us to discontinue the use of lead providers in those states. While these discontinuations did not have a material adverse effect on us, other states may propose or enact similar restrictions on lead providers and potentially on marketing affiliates in the future, and if other states adopt similar restrictions, our ability to use lead providers or marketing affiliates in those states would also be interrupted.

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

The Company had suspended its regular dividend policy in the third quarter of fiscal 2019 but has recently announced an intention to resume payment of regular cash dividends of $0.20 per quarter. The initial quarterly cash dividend under the policy was paid on October 24, 2022 to stockholders of record as of October 10, 2022. The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

Notwithstanding the recently announced intention to resume payment of regular quarterly cash dividends, there can be no assurance that the Company will pay dividends in the future on a regular basis or otherwise. If the board of directors were to determine not to pay dividends in the future, stockholders would not receive any further return on an investment in our capital stock in the form of dividends and may obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

In August 2021 and September 2022, the Company paid non-recurring special cash dividends to our stockholders, as a consequence in part of the Company's favorable performance during the preceding periods. There is no assurance that any such non-recurring special dividend will be paid in the future, and if made, the timing or amount of any such dividend.

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

Members of our board and management beneficially own approximately 24% of our outstanding common stock. Acting together in their capacity as stockholders, the board members and management could exert substantial influence over matters on which a stockholder vote is required, such as the approval of business combination transactions. Also because of the size of their beneficial ownership, the board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on stockholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public stockholders to influence the affairs of the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's Board of Directors approved a share repurchase program which authorized the Company to purchase up to 1,000,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. As of September 30, 2022, no shares had been repurchased under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.2 **	Bylaws, as Amended and Restated on October 27, 2022. Incorporated by reference to Exhibit 3.2 to the Report on Form 8-K filed on November 1, 2022.

10.1 *

Joinder and Third Amendment to Credit Agreement, effective as of September 30, 2022, by and among A-Mark Precious Metals, Inc., the Lenders party thereto, CIBC Bank USA, as administrative agent for the Lenders, and certain other parties thereto.

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

A-MARK PRECIOUS METALS, INC.
Date:	November 8, 2022	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	November 8, 2022	By:	/s/ Kathleen Simpson-Taylor
			Name:	Kathleen Simpson-Taylor
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	November 8, 2022
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	November 8, 2022
Kathleen Simpson-Taylor	(Principal Financial Officer)