Form 10-Q
period 2022-12-31
A-Mark Precious Metals, Inc.
filed 2023-02-08
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of January 31, 2023, the registrant had 23,529,971 shares of common stock, par value $0.01 per share outstanding.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Six Months Ended December 31, 2022

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to the Condensed Consolidated Financial Statements and Notes thereof

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data)

	December 31, 2022	June 30, 2022
ASSETS
Current assets
Cash(1)	$72,499	$37,783
Receivables, net	109,588	97,040
Derivative assets	41,788	91,743
Secured loans receivable(1)	102,470	126,217
Precious metals held under financing arrangements(1)	57,287	79,766
Inventories:
Inventories(1)	575,292	458,347
Restricted inventories	347,260	282,671
	922,552	741,018
Income tax receivable	2,525	—
Prepaid expenses and other assets(1)	6,721	7,558
Total current assets	1,315,430	1,181,125
Operating lease right of use assets	5,697	6,482
Property, plant, and equipment, net	11,598	9,845
Goodwill	100,943	100,943
Intangibles, net	67,000	67,965
Long-term investments	76,251	70,828
Other long-term assets	5,459	5,471
Total assets	$1,582,378	$1,442,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Lines of credit	$247,000	$215,000
Liabilities on borrowed metals	31,109	59,417
Product financing arrangements	347,260	282,671
Accounts payable and other payables	9,321	6,127
Deferred revenue and other advances	174,204	175,545
Derivative liabilities	102,934	75,780
Accrued liabilities(1)	14,036	21,813
Income tax payable	—	382
Notes payable(1)	94,528	—
Total current liabilities	1,020,392	836,735
Notes payable (2)	1,752	94,073
Deferred tax liabilities	15,501	15,408
Other liabilities	5,153	5,972
Total liabilities	1,042,798	952,188
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of December 31, 2022 and June 30, 2022	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 23,529,971 and 23,379,888 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	236	234
Additional paid-in capital	167,009	166,526
Accumulated other comprehensive loss	(1,051)	—
Retained earnings	372,297	321,849
Total A-Mark Precious Metals, Inc. stockholders’ equity	538,491	488,609
Noncontrolling interest	1,089	1,862
Total stockholders’ equity	539,580	490,471
Total liabilities, noncontrolling interest and stockholders’ equity	$1,582,378	$1,442,659

(1)
Includes amounts of the consolidated variable interest entity, which are presented separately in the table below.
(2)
Notes payable as of June 30, 2022 includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

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

	December 31, 2022	June 30, 2022
ASSETS OF THE CONSOLIDATED VIE
Cash	$14,411	$3,264
Secured loans receivable	49,272	92,246
Precious metals held under financing arrangements	29,750	13,524
Inventories	23,545	4,752
Prepaid expenses and other assets	48	23
Total assets of the consolidated variable interest entity	$117,026	$113,809
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$25,712	$21,081
Accrued liabilities	641	832
Notes payable(2)	99,528	99,073
Total liabilities of the consolidated variable interest entity	$125,881	$120,986

(1)
This is an intercompany balance, which is eliminated in consolidation and hence is not shown on the condensed consolidated balance sheets.
(2)
$5.0 million of the AMCF Notes are held by the Company, which is eliminated in consolidation and hence is not shown on the condensed consolidated balance sheets.

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revenues	$1,949,705	$1,946,364	$3,850,056	$3,960,335
Cost of sales	1,885,736	1,880,441	3,709,495	3,838,403
Gross profit	63,969	65,923	140,561	121,932
Selling, general, and administrative expenses	(20,813)	(18,713)	(38,597)	(35,390)
Depreciation and amortization expense	(3,260)	(8,258)	(6,444)	(16,529)
Interest income	4,984	5,251	10,080	10,782
Interest expense	(7,236)	(5,395)	(13,366)	(10,868)
Earnings from equity method investments	4,669	1,220	7,346	2,709
Other income, net	833	433	1,360	842
Unrealized gains on foreign exchange	1	231	215	7
Net income before provision for income taxes	43,147	40,692	101,155	73,485
Income tax expense	(9,550)	(8,753)	(22,321)	(15,422)
Net income	33,597	31,939	78,834	58,063
Net income attributable to noncontrolling interest	116	145	228	245
Net income attributable to the Company	$33,481	$31,794	$78,606	$57,818
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$1.43	$1.40	$3.35	$2.55
Diluted	$1.35	$1.30	$3.18	$2.39

Weighted average shares outstanding:
Basic	23,489,000	22,756,800	23,442,700	22,641,000
Diluted	24,731,600	24,384,200	24,708,400	24,201,400

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data)

	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Total A-Mark Precious Metals, Inc. Stockholders' Equity	Non- Controlling Interest	Total Stockholders’ Equity
Balance, June 30, 2021	22,459,314	$113	$150,420	$212,090	$—	$362,623	$1,319	$363,942
Net income	—	—	—	26,024	—	26,024	100	26,124
Share-based compensation	—	—	473	—	—	473	—	473
Exercise of share-based awards	120,630	—	762	—	—	762	—	762
Net settlement of share-based awards	670	—	(13)	—	—	(13)	—	(13)
Common stock issued for increase in long-term investments	123,180	1	2,977	—	—	2,978	—	2,978
Dividends declared ($1.00 per common share)	—	—	—	(22,639)	—	(22,639)	—	(22,639)
Balance, September 30, 2021	22,703,794	$114	$154,619	$215,475	$—	$370,208	$1,419	$371,627
Net income	—	—	—	31,794	—	31,794	145	31,939
Share-based compensation	—	—	582	—	—	582	—	582
Exercise of share-based awards	624	—	652	—		652	—	652
Net settlement of share-based awards	114,840	1	(13)	—	—	(12)	—	(12)
Balance, December 31, 2021	22,819,258	$115	$155,840	$247,269	$—	$403,224	$1,564	$404,788

Balance, June 30, 2022	23,379,888	$234	$166,526	$321,849	$—	$488,609	$1,862	$490,471
Net income	—	—	—	45,125	—	45,125	112	45,237
Share-based compensation	—	—	535	—	—	535	—	535
Earnings distribution paid to noncontrolling interest	—	—	—	—	—	—	(1,001)	(1,001)
Cumulative translation adjustment, net of tax	—	—	—	—	52	52	—	52
Common stock issued as employee compensation	10,500	—	293	—	—	293	—	293
Exercise of share-based awards	3,333	—	63	—	—	63	—	63
Net settlement of share-based awards	59,618	1	(1,606)	—	—	(1,605)	—	(1,605)
Dividends declared ($1.00 per common share)	—	—	3	(23,468)	—	(23,465)	—	(23,465)
Dividends declared ($0.20 per common share)	—	—	—	(4,690)	—	(4,690)	—	(4,690)
Balance, September 30, 2022	23,453,339	$235	$165,814	$338,816	$52	$504,917	$973	$505,890
Net income	—	—	—	33,481	—	33,481	116	33,597
Share-based compensation	—	—	534	—	—	534	—	534
Cumulative translation adjustment, net of tax	—	—	—	—	(1,103)	(1,103)	—	(1,103)
Exercise of share-based awards	73,336	1	661	—	—	662	—	662
Net settlement of share-based awards	3,296	—	—	—	—	—	—	—
Balance, December 31, 2022	23,529,971	$236	$167,009	$372,297	$(1,051)	$538,491	$1,089	$539,580

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

Six Months Ended December 31,	2022	2021
Cash flows from operating activities:
Net income	$78,834	$58,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,444	16,529
Amortization of loan cost	1,140	1,559
Deferred income taxes	415	(3,183)
Interest added to principal of secured loans	(6)	(9)
Share-based compensation	1,069	1,055
Write-down of digital assets	12	—
Earnings from equity method investments	(7,346)	(2,709)
Dividends received from equity method investees	551	—
Changes in assets and liabilities:
Receivables	(12,548)	4,006
Secured loans receivable	1,011	174
Secured loans made to affiliates	—	3,042
Derivative assets	49,955	19,808
Income tax receivable	(2,525)	—
Precious metals held under financing arrangements	22,479	66,122
Inventories	(181,534)	(100,325)
Prepaid expenses and other assets	371	(788)
Accounts payable and other payables	3,194	1,512
Deferred revenue and other advances	(1,341)	(36,051)
Derivative liabilities	27,154	40,212
Liabilities on borrowed metals	(28,308)	(24,432)
Accrued liabilities	(7,157)	(2,381)
Income tax payable	(382)	(3,673)
Net cash (used in) provided by operating activities	(48,518)	38,531
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(2,662)	(1,627)
Purchase of long-term investments	(500)	(6,750)
Purchase of intangible assets	(4,500)	—
Secured loans receivable, net	22,742	(16,542)
Net cash provided by (used in) investing activities	15,080	(24,919)
Cash flows from financing activities:
Product financing arrangements, net	64,589	(45,249)
Dividends paid	(28,088)	(22,639)
Distributions paid to noncontrolling interest	(1,001)	—
Borrowings and repayments under lines of credit, net	32,000	(25,000)
Repayments on notes payable to related party	(2,135)	—
Proceeds from issuance of related party note	3,887	—
Debt funding issuance costs	(219)	(4,166)
Proceeds from the exercise of share-based awards	725	1,414
Payments for tax withholding related to net settlement of share-based awards	(1,604)	(25)
Net cash provided by (used in) financing activities	68,154	(95,665)
Net increase (decrease) in cash	34,716	(82,053)
Cash, beginning of period	37,783	101,405
Cash, end of period	$72,499	$19,352
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$14,015	$10,670
Income taxes paid	$24,931	$22,277
Income taxes refunded	$(117)	$—
Non-cash investing and financing activities:
Declared distributions and unpaid dividends	$67	$—
Property, plant, and equipment acquired on account	$71	$—
Interest added to principal of secured loans	$6	$9
Fair value of shares exchanged for increase in long-term investment	$—	$2,978
Addition of right of use assets under operating lease obligations	$—	$2,013

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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”). As of December 31, 2022, JMB had six wholly-owned subsidiaries: Buy Gold and Silver Corp. ("BGASC"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Goldline Metal Buying Corp. (“GMBC”), Provident Metals Corp. (“PMC”), and Cybermetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these Notes to “JMB” may include: BGASC, GPG, Silver.com, GMBC, PMC, and CyberMetals, and references to “Goldline” may include AMIP and PMPP.

JM Bullion, Inc.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites. As of December 31, 2022, JMB operated seven separately branded, company-owned websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, BGASC.com, Cybermetals.com, GoldPrice.org, and SilverPrice.org. Typically, JMB offers approximately 4,000 different products during a fiscal year, measured by stock keeping units or SKUs, on its websites. This number can vary over time, particularly when demand is high and certain SKUs may be out of stock.

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

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors.

AMCF, a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued and administers the AMCF Notes. (See Note 15.)

CAI is a holding company that has a 50%-ownership stake in Collectible Card Partners, LLC ("CCP"). The purpose of CCP is to provide capital to fund commercial loans secured by graded sports cards and sports memorabilia.

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

Comprehensive Income

For the three and six months ended December 31, 2022 and 2021, there were no items that gave rise to other comprehensive income or loss, and as a result, net income equaled comprehensive income.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2022 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2022 Annual Report.

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

Fair Value Measurement

The Fair Value Measurements and Disclosures Topic 820 of the ASC ("ASC 820") creates a single definition of fair value for financial reporting. The rules associated with ASC 820 state that valuation techniques consistent with the market approach, income approach, and/or cost approach should be used to estimate fair value. Selection of a valuation technique, or multiple valuation techniques, depends on the nature of the asset or liability being valued, as well as the availability of data. (See Note 3.)

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

Business Combination

The Company accounts for business combinations by applying the acquisition method in accordance with Business Combinations Topic 805 of the ASC (“ASC 805”). The Company evaluates each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests, if any, in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests, if any, in an acquired entity is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and liabilities. Net cash paid to acquire a business is classified as investing activities on the accompanying condensed consolidated statements of cash flows.

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

AMCF, a wholly owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities. The Company has various forms of on-going involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of December 31, 2022 and June 30, 2022, are indicated on the table that follows the condensed consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and June 30, 2022.

Allowance for Credit Losses

On July 1, 2022, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments, as amended by ASC 326, which introduces a new credit reserving methodology known as the Current Expected Credit Loss ("CECL") model. The CECL model applies to financial assets measured at amortized cost, including accounts receivable, contract assets and held-to-maturity loan receivables. Under the CECL model, we identify allowances for credit losses based on future expected losses when accounts receivable, contract assets or held-to-maturity loan receivables are created rather than when losses are probable. We expect trends and business practices to continue in a manner consistent with historical activity.

The Company sets credit and position risk limits based on management's judgements of the customer's creditworthiness and regularly monitors its credit arrangements. These limits include gross position limits for counterparties engaged in sales and purchase transactions with the Company. They also include collateral limits for different types of sale and purchase transactions that counterparties may engage in from time to time.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of December 31, 2022 and June 30, 2022, precious metals held under financing arrangements totaled $57.3 million and $79.8 million respectively.

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

Leased Right of Use Assets

We lease warehouse space, office facilities, and equipment. Our operating leases with terms longer than twelve months are recorded at the sum of the present value of the lease's fixed minimum payments as operating lease right of use assets ("ROU assets") in the Company’s condensed consolidated balance sheets. Lease terms include all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants. Our finance leases are another type of ROU asset, but are classified in the Company’s condensed consolidated balance sheets as a component of property, plant, and equipment at the present value of the lease payments. The Company has insignificant finance lease activity at this time.

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

For a lease modification, an evaluation is performed to determine if it should be treated as either a separate lease or a change in the accounting of an existing lease. Any amounts related to a modified lease are reflected as an operating lease ROU asset or related operating lease liability in our condensed consolidated balance sheet.

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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an on-going evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments are VIEs as of December 31, 2022 and June 30, 2022.

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

As of December 31, 2022 and June 30, 2022, the carrying balance of the digital assets was $0.2 million and $0.2 million respectively, which is shown net of cumulative write-downs of $0.2 million and $0.2 million, respectively. As of December 31, 2022 and June 30, 2022, the fair market value of such digital assets held was $0.2 million and $0.2 million, respectively. For the three and six months ended December 31, 2022, the Company had insignificant write-downs on such digital assets. For the three and six months ended December 31, 2022, the Company had no realized gains or losses related to sale of digital assets.

Option to Acquire Additional Interest in a Long-Term Investment

On June 27, 2022, the Company acquired an additional 40% interest in Silver Gold Bull, Inc. (See Note 10.) Also included in this acquisition was an option, which is exercisable between December 2023 and September 2024, to purchase an additional 27.6% of the outstanding equity of Silver Gold Bull, Inc. to bring the Company's ownership interest up to 75.0%. As of December 31, 2022 and June 30, 2022, the fair value of the option was $5.3 million and $5.3 million, respectively.

Accumulated other comprehensive income

For the Company’s foreign-based equity method investments, the proportionate share of the investee’s income is translated into U.S. dollars at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. Foreign currency translation gains and losses associated with this activity are deferred and included as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.

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

Revenue Recognition

Settlement Date Accounting

Substantially all of the Company’s sales of precious metals are conducted using sales contracts that meet the definition of derivative instruments in accordance with Derivatives and Hedging Topic 815 of the ASC ("ASC 815"). The contract underlying A-Mark’s commitment to deliver precious metals is referred to as a “fixed-price forward commodity contract” because the price of the commodity is fixed at the time the order is placed. Revenue is recognized on the settlement date, which is defined as the date on which: (i) the quantity, price, and specific items being purchased have been established, (ii) metals have been delivered to the customer, and (iii) payment has been received or is covered by the customer’s established credit limit with the Company.

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

Interest Income

In accordance with Interest Topic 835 of the ASC ("ASC 835"), the following are interest income generating activities of the Company:

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
•
Product financing arrangements — The Company incurs financing fees (classified as interest expense) from its product financing arrangements (also referred to as reverse-repurchase arrangements) with third-party finance companies for the transfer and subsequent option to reacquire its precious metal inventory at a later date. These arrangements are accounted for as secured borrowings. During the term of this type of agreement, the third-party charges a monthly fee as a percentage of the market value of the designated inventory, which the Company intends to reacquire in the future. No revenue is generated from these arrangements. The Company enters this type of transaction for additional liquidity.
•
Borrowed and leased metals fees — The Company may incur financing costs from its borrowed metal arrangements. The Company borrows precious metals (usually in the form of pool metals) from its suppliers and customers under short-term arrangements using other precious metals as collateral. Typically, during the term of these arrangements, the third-party charges a monthly fee as a percentage of the market value of the metals borrowed (determined at the spot price) plus certain processing and other fees.

Leased metal transactions are a similar type of transaction, except the Company is not required to pledge other precious metal as collateral for the precious metal received. The fees charged by the third-party are based on the spot value of the pool metal received.

Both borrowed and leased metal transactions provide an additional source of liquidity, as the Company usually monetizes the metals received under such arrangements. Repayment is usually in the same form as the metals advanced, but may be settled in cash.

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of the AMCF Notes have been included as a component of the carrying amount of the debt, and Trading Credit Facility debt issuance costs are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $0.6 million and $1.0 million for the three months ended December 31, 2022 and 2021, respectively. Amortization of debt issuance costs included in interest expense was $1.1 million and $1.6 million for the six months ended December 31, 2022 and 2021, respectively.

Earnings from Equity Method Investments

The Company's proportional interest in the reported earnings from equity method investments is shown on the condensed consolidated statements of income as earnings from equity method investments.

Other Income, Net

The Company's other income and expense is comprised of royalty and consulting income, which is recognized when earned.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $4.2 million and $3.0 million, respectively, for the three months ended December 31, 2022 and 2021. Advertising costs totaled $7.8 million and $5.8 million, respectively, for the six months ended December 31, 2022 and 2021. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $7.0 million and $6.9 million, respectively, for the three months ended December 31, 2022 and 2021. Shipping and handling costs incurred totaled $13.8 million and $12.1 million, respectively, for the six months ended December 31, 2022 and 2021.

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

Income Taxes

As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s condensed consolidated balance sheets. (See Note 13 for more information on the Company’s accounting for income taxes.)

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

A reconciliation of shares used in calculating basic and diluted earnings per common share for the three and six months ended December 31, 2022 and 2021, is presented below.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Basic weighted-average shares of common stock outstanding	23,489	22,757	23,443	22,641
Effect of common stock equivalents	1,243	1,627	1,265	1,560
Diluted weighted-average shares outstanding	24,732	24,384	24,708	24,201

Actual common shares outstanding totaled 23,529,971 and 22,819,258 as of December 31, 2022 and December 31, 2021.

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

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments - Credit Loss (Topic 326), which updates the guidance on recognition and measurement of credit losses for financial assets. The new guidance, known as the current expected credit loss model ("CECL"), requires entities to adopt an impairment model based on expected losses rather than incurred losses. This update is effective for the Company on July 1, 2022 (for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years). The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2018-19, 2019-05, 2019-10, 2019-11, 2020-02, and 2022-02. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. The Company does not have a history of credit losses. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In March 2020, the FASB issued ASU No. 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848), which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. The guidance is currently effective and may be applied prospectively at any point through December 31, 2022. The Company determined this standard did not have an impact on the Company's condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

The Company’s AMCF Notes are reported at their aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying condensed consolidated balance sheets. The fair value of the AMCF Notes is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk. The following table presents the carrying amounts and estimated fair values of the Company’s AMCF Notes as of December 31, 2022 and June 30, 2022:

in thousands
	December 31, 2022		June 30, 2022
	Carrying Amount	Fair value	Carrying Amount	Fair value
AMCF Notes	$94,528	$91,110	$94,073	$92,398

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

Product Financing Arrangements. Product financing arrangements consist of financing agreements for the transfer and subsequent re-acquisition of the sale of gold and silver at an agreed-upon price based on the spot price with a third-party. Such transactions allow the Company to repurchase this inventory on the termination (repurchase) date. The third-party charges monthly interest as a percentage of the market value of the outstanding obligation, which is carried at fair value. The obligation is stated at the amount required to repurchase the outstanding inventory. Fair value is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Product financing arrangements are classified in Level 1 of the valuation hierarchy.

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

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and June 30, 2022, aggregated by each fair value hierarchy level:

in thousands
	December 31, 2022
	Quoted
	Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Inventories(1)	$921,341	$—	$—	$921,341
Precious metals held under financing arrangements	57,287	—	—	57,287
Derivative assets — open sale and purchase commitments, net	41,673	—	—	41,673
Derivative assets — forward contracts	115	—	—	115
Option to purchase interest in a long-term investment	—	—	5,300	5,300
Total assets, valued at fair value	$1,020,416	$—	$5,300	$1,025,716
Liabilities:
Liabilities on borrowed metals	$31,109	$—	$—	$31,109
Product financing arrangements	347,260	—	—	347,260
Derivative liabilities — open sale and purchase commitments, net	13,473	—	—	13,473
Derivative liabilities — margin accounts	5,612	—	—	5,612
Derivative liabilities — futures contracts	9,184	—	—	9,184
Derivative liabilities — forward contracts	74,665	—	—	74,665
Total liabilities, valued at fair value	$481,303	$—	$—	$481,303

(1)
Commemorative coin inventory totaling $1.2 million is held at lower of cost or realizable value, and thus is excluded from the inventories balance shown in this table.

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

(1)
Commemorative coin inventory totaling $1.4 million is held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

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

The fair value of the Company's digital assets is determined quarterly in accordance with ASC 820 and is based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). When the quoted prices on active exchanges decrease and indicate that it is more likely than not that our digital assets are impaired, we consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined. As of December 31, 2022, the carrying amounts and estimated fair values of the Company’s digital assets totaled $0.2 million and $0.2 million, respectively. As of June 30, 2022, the carrying amounts and estimated fair values of the Company’s digital assets totaled $0.2 million and $0.2 million, respectively.

4. RECEIVABLES

Receivables consist of the following as of December 31, 2022 and June 30, 2022:

in thousands
	December 31, 2022	June 30, 2022
Customer trade receivables	$67,401	$59,066
Wholesale trade advances	13,863	27,675
Due from brokers	28,324	10,299
	$109,588	$97,040

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans as of December 31, 2022 and June 30, 2022:

in thousands
	December 31, 2022	June 30, 2022
Secured loans originated	$63,052	$44,498
Secured loans acquired	39,418	81,719
	$102,470	$126,217

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

As of December 31, 2022 and June 30, 2022, our secured loans carried weighted-average effective interest rates of 9.8% and 9.4%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The credit quality of each loan is generally determined by the collateral value assessment, loan-to-value (“LTV”) ratio (that is, the principal amount of the loan divided by the estimated value of the collateral) and the type (or class) of secured material. All loans are fully secured by precious metal bullion, numismatic and semi-numismatic collateral, or graded sports cards and sports memorabilia, which remains in the physical custody of the Company for the duration of the loan. The term of the loans is generally 180 days, however loans are typically renewed prior to maturity and therefore remain outstanding for a longer period of time. Interest earned on a loan is billed monthly and is typically due and payable within 20 days and, if not paid after all applicable grace periods, is added to the outstanding principal balance, and late fees and default interest rates are assessed.

When an account is in default or if a margin call has not been met on a timely basis, the Company has the right to liquidate the borrower's collateral in order to satisfy the unpaid balance of the outstanding loans, including accrued and unpaid interest.

Class and Credit Quality of Loans

The three classes of secured loan receivables are defined by collateral type: (i) bullion, (ii) numismatic and semi-numismatic and (iii) graded sports cards and sports memorabilia. The Company required LTV ratios vary with the class of loans. Typically, the Company requires an LTV ratio of approximately 75% for bullion, 65% for numismatic and semi-numismatic collateral, and 50% for graded sports cards and sports memorabilia. The LTV ratio for loans collateralized by numismatic and semi-numismatic collateral is typically lower on a percentage basis than bullion collateralized loans because a higher value of the numismatic and semi-numismatic collateral relates to its premium value, rather than its underlying commodity value. The LTV ratio for loans collateralized by graded sports cards and sports memorabilia is lower because the underlying collateral is not as liquid as bullion and numismatic and semi-numismatic collateral.

The Company's secured loans by portfolio class, which align with internal management reporting, are as follows:

in thousands
	December 31, 2022		June 30, 2022
Bullion	$54,288	53.0%	$95,691	75.8%
Numismatic and semi-numismatic	46,362	45.2%	30,231	24.0%
Graded sports cards and sports memorabilia	1,820	1.8%	295	0.2%
	$102,470	100.0%	$126,217	100.0%

Due to the nature of market fluctuations of precious metal commodity prices, the Company monitors the bullion collateral value of each loan on a daily basis, based on spot price of precious metals. Numismatic and graded sports cards and sports memorabilia collateral values are updated by numismatic and graded sports cards and sports memorabilia specialists typically within every 90 days and when loan terms are renewed.

Generally, we initiate the margin call process when the outstanding loan balance is in excess of 85% of the current value of the underlying collateral. In the event that a borrower fails to meet a margin call to reestablish the required LTV ratio, the loan is considered in default. The collateral material (either bullion, numismatic or graded sports cards and sports memorabilia) underlying such loans is then sold by the Company to satisfy all amounts due under the loan.

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more:

in thousands
	December 31, 2022		June 30, 2022
Loan-to-value of less than 75%	$100,229	97.8%	$49,503	39.2%
Loan-to-value of 75% or more	2,241	2.2%	76,714	60.8%
	$102,470	100.0%	$126,217	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of December 31, 2022 and June 30, 2022.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default before a loan becomes non-performing. In the event a loan was to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of December 31, 2022 and June 30, 2022, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due or non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income. For the three and six months ended December 31, 2022 and 2021, the Company incurred no loan impairment costs and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at December 31, 2022 and June 30, 2022:

in thousands
	December 31, 2022	June 30, 2022
Inventory held for sale	$414,953	$299,844
Repurchase arrangements with customers	133,468	130,171
Consignment arrangements with customers	2,790	2,490
Commemorative coins, held at lower of cost or net realizable value	1,211	1,434
Borrowed precious metals	22,870	24,408
Product financing arrangements	347,260	282,671
	$922,552	$741,018

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, or product financing arrangements. As of December 31, 2022 and June 30, 2022, the inventory held for sale totaled $415.0 million and $299.8 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2022 and June 30, 2022, included within inventories is $133.5 million and $130.2 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers `on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of December 31, 2022 and June 30, 2022 totaled $2.8 million and $2.5 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and totaled $1.2 million and $1.4 million as of December 31, 2022 and June 30, 2022, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $22.9 million and $24.4 million as of December 31, 2022 and June 30, 2022, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $347.3 million and $282.7 million as of December 31, 2022 and June 30, 2022, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of December 31, 2022 and June 30, 2022, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventory were $46.8 million and $(15.4) million, respectively.

Premium component of inventory

The premium component, at market value, included in the inventory as of December 31, 2022 and June 30, 2022 totaled $33.7 million and $27.1 million, respectively.

7. LEASES

As of December 31, 2022 and June 30, 2022, the balances of operating lease right of use assets were $5.7 million and $6.5 million respectively. Components of operating lease expense for the three and six months ended December 31, 2022 and 2021 were as follows:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Operating lease costs	$366	$385	$728	$834
Variable lease costs	115	121	219	236
Short term lease costs	24	25	49	47
Finance lease costs	—	5	—	10
	$505	$536	$996	$1,127

For the six months ended December 31, 2022, we made cash payments of $0.8 million for operating lease obligations. These payments are included in operating cash flows. As of December 31, 2022, the weighted-average remaining lease term under our capitalized operating leases was 5.1 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of December 31, 2022:

Years ending June 30,	Operating Leases
2023 (6 months remaining)	$810
2024	1,624
2025	1,599
2026	1,171
2027	823
Thereafter	1,326
Total lease payments	7,353
Imputed interest	(890)
	$6,463	(1)
Operating lease liability - current	$1,310	(2)
Operating lease liability - long-term	5,153	(3)
	$6,463	(1)

(1)
Represents the present value of the capitalized operating lease liabilities as of December 31, 2022.
(2)
Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)
Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.

The Company has one related party lease. For information on this lease refer to Note 16.

We do not have leases that have not yet commenced, which would create significant rights and obligations for us, including any involvement with the construction or design of the underlying asset.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at December 31, 2022 and June 30, 2022:

in thousands
	December 31, 2022	June 30, 2022
Computer software	$6,293	$6,519
Plant equipment	7,295	6,328
Leasehold improvements	3,994	3,863
Office furniture, and fixtures	2,691	2,536
Computer equipment	1,540	1,595
Building	634	509
Total depreciable assets	22,447	21,350
Less: Accumulated depreciation and amortization	(12,347)	(11,932)
Property and equipment not placed in service	1,092	391
Land	406	36
Property, plant, and equipment, net	$11,598	$9,845

Property, plant and equipment depreciation and amortization expense for the three months ended December 31, 2022 and 2021 was $0.5 million and $0.4 million, respectively. Property, plant and equipment depreciation and amortization expense for the six months ended December 31, 2022 and 2021 was $1.0 million and $0.8 million, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill is an intangible asset that arises when a company acquires an existing business or assets (net of assumed liabilities) which comprise a business. In general, the amount of goodwill recorded in an acquisition is calculated as the purchase price of the business minus the fair market value of the tangible assets and the identifiable intangible assets, net of the assumed liabilities. Goodwill and intangibles can also be established by push-down accounting. Below is a summary of the significant transactions that generated goodwill and intangible assets of the Company:

•
In connection with the Company's formation of AMST in August 2016, the Company recorded an additional $2.5 million and $4.3 million of identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal and represent their fair values at the acquisition date. The Company’s investment in AMST has resulted in synergies between the acquired minting operation and the Company’s established distribution network by providing a steadier and more reliable fabricated source of silver during times of market volatility. The Company considers that much of the acquired goodwill relates to the “ready state” of AMST's established minting operation with existing quality processes, procedures, and ability to scale production to meet market needs.
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
•
In October 2022, JMB acquired $4.5 million of intangible assets that included: BGASC’s website, domain name, trademarks, logos, customer list, and all intellectual property.

Carrying Value

The carrying value of goodwill and other purchased intangibles as of December 31, 2022 and June 30, 2022 is as described below:

dollar amounts in thousands
			December 31, 2022				June 30, 2022
	Estimated Useful Lives (Years)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	2.7	$55,541	$(42,968)	$—	$12,573	$53,498	$(38,831)	$—	$14,667
Developed technology	4	2.4	10,982	(4,704)	—	6,278	10,500	(3,366)	—	7,134
Non-compete and other	3 - 5	4.8	2,310	(2,300)	—	10	2,300	(2,300)	—	—
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			69,128	(50,267)	—	18,861	66,593	(44,792)	—	21,801
Trade names and trademarks	Indefinite	Indefinite	49,429	—	(1,290)	48,139	47,454	—	(1,290)	46,164
Identifiable intangible assets			$118,557	$(50,267)	$(1,290)	$67,000	$114,047	$(44,792)	$(1,290)	$67,965

Goodwill	Indefinite	Indefinite	$102,307	$—	$(1,364)	$100,943	$102,307	$—	$(1,364)	$100,943

The Company's intangible assets are subject to amortization except for trade names and trademarks, which have an indefinite life. Existing customer relationships intangible assets are amortized in a manner reflecting the pattern in which the economic benefits of the assets are consumed. All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended December 31, 2022 and 2021 was $2.8 million and $7.9 million, respectively. Amortization expense related to the Company's intangible assets for the six months ended December 31, 2022 and 2021 was $5.5 million and $15.7 million, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

Impairment

The accumulated impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) was a non-recurring charge for fiscal 2018 related to Goldline. No further impairment of goodwill or indefinite-lived intangible assets has occurred since fiscal 2018.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023 (6 months remaining)	$4,866
2024	8,015
2025	4,874
2026	681
2027	233
Thereafter	192
$18,861

10. LONG-TERM INVESTMENTS

As of December 31, 2022, the Company had five investments in privately-held entities. The Company has determined that it is appropriate to account for four of these investments under the equity method of accounting, and the remaining investment under the cost method of accounting.

The following table shows the carrying value and ownership percentage of the Company's investment in each entity:

in thousands
	December 31, 2022		June 30, 2022
Investee (1)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Silver Gold Bull, Inc.	$42,655	47.4%	$41,251	47.4%
Pinehurst Coin Exchange, Inc.	14,827	49.0%	13,843	49.0%
Sunshine Minting, Inc.	16,531	44.9%	13,497	44.9%
Company A	233	33.3%	233	33.3%
Company B	2,005	50.0%	2,004	50.0%
	$76,251		$70,828

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

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consist of the following:

in thousands
	December 31, 2022	June 30, 2022
Trade payables to customers	$3,420	$2,571
Other accounts payable	5,901	3,556
Accounts payable and other payables	$9,321	$6,127

Deferred revenue	$9,887	$17,456
Advances from customers	164,317	158,089
Deferred revenue and other advances	$174,204	$175,545

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

Derivative Assets and Liabilities

The Company's derivative assets and liabilities represent the net fair value of the difference (or intrinsic value) between market values and trade values at the trade date for open precious metals sale and purchase contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled. The Company's derivative assets and liabilities also include the net fair value of open precious metals forwards and futures contracts. The precious metals forwards and futures contracts are settled at the contract settlement date.

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. In the table below, the aggregate gross and net derivative receivables and payables balances are presented by contract type and type of hedge, as of December 31, 2022 and June 30, 2022.

in thousands
	December 31, 2022				June 30, 2022
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$61,993	$(20,320)	$—	$41,673	$34,821	$(7,398)	$—	$27,423
Future contracts	—	—	—	—	20,245	—	—	20,245
Forward contracts	115	—	—	115	44,075	—	—	44,075
	$62,108	$(20,320)	$—	$41,788	$99,141	$(7,398)	$—	$91,743
Nettable derivative liabilities:
Open sale and purchase commitments	$14,221	$(748)	$—	$13,473	$72,937	$(2,373)	$—	$70,564
Margin accounts	20,102	—	(14,490)	5,612	26,984	—	(22,298)	4,686
Future contracts	9,184	—	—	9,184	—	—	—	—
Forward contracts	74,665	—	—	74,665	530	—	—	530
	$118,172	$(748)	$(14,490)	$102,934	$100,451	$(2,373)	$(22,298)	$75,780

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

Below is a summary of the net gains (losses) on derivative instruments for the three and six months ended December 31, 2022 and 2021.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Gains (losses) on derivative instruments:
Unrealized losses on open future commodity and forward contracts and open sale and purchase commitments, net	$(3,004)	$(20,033)	$(76,561)	$(58,105)
Realized (losses) gains on future commodity contracts, net	(12,220)	1,631	31,181	42,812
	$(15,224)	$(18,402)	$(45,380)	$(15,293)

The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in the fair market value of the underlying precious metals inventory, which were also recorded in cost of sales in the condensed consolidated statements of income.

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that is subject to price risk as of December 31, 2022 and June 30, 2022.

in thousands
	December 31, 2022	June 30, 2022
Inventories	$922,552	$741,018
Precious metals held under financing arrangements	57,287	79,766
	979,839	820,784
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(1,211)	(1,434)
Premium on metals position	(33,698)	(27,059)
Precious metal value not hedged	(34,909)	(28,493)

	944,930	792,291

Commitments at market:
Open inventory purchase commitments	874,982	681,835
Open inventory sales commitments	(512,349)	(497,949)
Margin sale commitments	(20,102)	(26,984)
In-transit inventory no longer subject to market risk	(9,754)	(13,164)
Unhedgeable premiums on open commitment positions	10,786	12,933
Borrowed precious metals	(31,109)	(59,417)
Product financing arrangements	(347,260)	(282,671)
Advances on industrial metals	1,098	768
	(33,708)	(184,649)

Precious metal subject to price risk	911,222	607,642

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	612,743	278,326
Precious metals futures contracts at market values	291,750	326,713
Total market value of derivative financial instruments	904,493	605,039

Net precious metals subject to commodity price risk	$6,729	$2,603

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of December 31, 2022 and June 30, 2022, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	December 31, 2022	June 30, 2022
Purchase commitments	$874,982	$681,835
Sales commitments	$(512,349)	$(497,949)
Margin sales commitments	$(20,102)	$(26,984)
Open forward contracts	$612,743	$278,326
Open futures contracts	$291,750	$326,713

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. On December 31, 2022, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Foreign Currency Exchange Rate Management

The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week.

Unrealized gains on foreign exchange derivative instruments related to open trades are shown on the face of the condensed consolidated statements of income and totaled $0.001 million and $0.23 million for the three months ended December 31, 2022 and 2021, respectively. Unrealized gains on foreign exchange derivative instruments related to open trades are shown on the face of the condensed consolidated statements of income and totaled $0.22 million and $0.01 million for the six months ended December 31, 2022 and 2021, respectively. The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding are as follows:

in thousands
	December 31, 2022	June 30, 2022
Foreign exchange forward contracts	$7,587	$9,738
Open sale and purchase commitment transactions, net	$7,490	$10,371

13. INCOME TAXES

Net income from operations before provision for income taxes for the three and six months ended December 31, 2022 and 2021 is shown below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
U.S.	$43,139	$40,691	$101,129	$73,461
Foreign	8	1	26	24
	$43,147	$40,692	$101,155	$73,485

The Company files a condensed consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate for the three and six months ended December 31, 2022 and 2021 are shown below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Current:
Federal	$8,519	$7,668	$19,903	$13,487
State and local	1,014	1,080	2,394	1,924
Foreign	17	5	24	11
Income tax expense	$9,550	$8,753	$22,321	$15,422

Effective income tax rate	22.1%	21.5%	22.1%	21.0%

Our effective tax rate was approximately 22.1% and 21.5% for the three months ended December 31, 2022 and 2021, respectively. Our effective tax rate was approximately 22.1% and 21.0% for the six months ended December 31, 2022 and 2021, respectively. For the three and six months ended December 31, 2022, our effective tax rate differs from the federal statutory rate primarily due to the foreign derived intangible income special deduction, the excess tax benefit from share-based compensation, partially offset by Section 162(m) executive compensation disallowance and state taxes (net of federal tax benefit). For the three and six months ended December 31, 2021, our effective tax rate differs from the federal statutory rate primarily due to foreign derived intangible income special deduction, the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

Income Taxes Receivable and Payable

As of December 31, 2022 and June 30, 2022, income tax receivable totaled $2.5 million and $0.0 million, respectively. As of December 31, 2022 and June 30, 2022, income tax payable totaled $0.0 million and $0.4 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2022 and June 30, 2022, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of December 31, 2022, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $0.9 million and a federal deferred tax liability of $14.6 million. As of June 30, 2022, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $0.9 million and a federal deferred tax liability of $14.5 million.

Net Operating Loss Carryforwards

As of December 31, 2022 and June 30, 2022, the Company has approximately $12.2 million and $12.2 million of state net operating loss carryforwards, respectively. The Company's state tax-effected net operating loss carryforwards totaled $0.9 million and $0.9 million, as of December 31, 2022 and June 30, 2022, respectively. These state net operating loss carryforwards start to expire in the year ending June 30, 2030.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its condensed consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. As of December 31, 2022, the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $0.2 million, and, if recognized, would reduce the Company's effective tax rate.

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
2)
Equity method investees. As of December 31, 2022, the Company has four investments in privately-held entities, each of which has been determined to be an equity method investee and a related party.

Our related party transactions include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, and (iv) hedging transactions. Below is a summary of our related party transactions. The amounts presented for each period were based on each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

As of December 31, 2022 and June 30, 2022, the Company had related party receivables and payables balances as set forth below:

in thousands
	December 31, 2022				June 30, 2022
	Receivables		Payables		Receivables		Payables
Stack's Bowers Galleries	$185	(1)	$—		$—		$1,802	(3)
Equity method investees	1,235	(1)	2,615	(2)	3,060	(1)	173	(3)
	$1,420		$2,615		$3,060		$1,975

(1)
Balance includes trade receivables and other receivables, net
(2)
Balance includes a note payable, trade payables, and other payables, net
(3)
Balance primarily represents trade payables and other payables, net

Long-term Investments

As of December 31, 2022 and June 30, 2022, the aggregate carrying balance of the equity method investments was $76.0 million and $70.6 million respectively. (See Note 10.)

Long-term Other Assets

As of December 31, 2022 and June 30, 2022, the fair value of the option to purchase an additional 27.6% ownership interest in Silver Gold Bull, Inc. was $5.3 million and $5.3 million, respectively. This option was acquired in June 2022, in conjunction with the Company’s acquisition of an additional 40% ownership interest in Silver Gold Bull, Inc., and is exercisable between December 2023 and September 2024. (See Note 10.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards and sports memorabilia to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The term of the CCP Note expires on April 1, 2024 and may be extended by mutual agreement. As of December 31, 2022 and June 30, 2022 the outstanding principal balance of the CCP Note was $1.8 million and $0.0 million.

Activity with Related Parties

Sales and Purchases

During the three and six months ended December 31, 2022 and 2021, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$30,332	$9,255	$7,303	$13,931	$64,255	$16,104	$13,651	$29,310
Equity method investees	198,608	5,883	169,317	13,015	420,715	15,108	286,983	22,268
	$228,940	$15,138	$176,620	$26,946	$484,970	$31,212	$300,634	$51,578

Interest Income

During the three and six months ended December 31, 2022 and 2021, the Company earned interest income related to loans made to Stack's Bower Galleries and from financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest income from secured loans receivables	$—	$41	$—	$99
Interest income from finance products and repurchase arrangements	1,628	1,850	3,433	3,961
	$1,628	$1,891	$3,433	$4,060

Selling, general, and administrative

During the three months ended December 31, 2022 and 2021, the Company incurred selling general, and administrative expense related to its subleasing agreement with Stack's Bower Galleries that totaled $10,000 and $0, respectively.

During the six months ended December 31, 2022 and 2021, the Company incurred selling, general, and administrative expense related to its subleasing agreement with Stack's Bower Galleries that that totaled $10,000 and $0, respectively.

Interest Expense

During the three months ended December 31, 2022 and 2021, the Company incurred interest expense related to its note with CCP that totaled $8,000 and $0, respectively. During the six months ended December 31, 2022 and 2021, the Company incurred interest expense related to its note with CCP that totaled $23,000 and $0, respectively.

Equity method investments — Earnings and Dividends Received

During the three months ended December 31, 2022 and 2021, the Company's proportional share of our equity method investee's net income totaled $4.7 million and $1.2 million respectively. During the six months ended December 31, 2022 and 2021, the Company's proportional share of our equity method investee's net income totaled $7.3 million and $2.7 million, respectively.

During the three months ended December 31, 2022 and 2021, the Company received no dividend payments from our equity method investees. During the six months ended December 31, 2022 and 2021, the Company received dividend payments that totaled, in the aggregate, $0.6 million and $0.0 million, respectively, from our equity method investees.

Other Income

During the three months ended December 31, 2022 and 2021, the Company earned royalty income related to one of CFC's secured lending agreements and information technology consulting services income from Stack's Bower Galleries that totaled $0.8 million and $0.4 million, respectively.

During the six months ended December 31, 2022 and 2021, the Company earned royalty income related to one of CFC's secured lending agreements and information technology consulting services income from Stack's Bower Galleries that totaled $1.4 million and $0.8 million, respectively.

15. FINANCING AGREEMENTS

Lines of credit - Trading Credit Facility

On December 21, 2021, the Company entered into a new three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total current revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by all of the Company's subsidiaries, with the exception of AMCF. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of December 31, 2022, the interest rate was approximately 6.7%. The daily SOFR rate was approximately 4.30% as of December 31, 2022.

Also on December 21, 2021, in connection with entry into the Trading Credit Facility, all amounts outstanding under the Company’s uncommitted demand borrowing facility with a syndicate of banks (the "Prior Credit Facility”) were paid in full, and the Prior Trading Credit Facility was terminated. The amounts set forth in our condensed consolidated financial statements for all periods prior to December 21, 2021 refer to the Prior Credit Facility.

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

Borrowings totaled $247.0 million and $215.0 million at December 31, 2022 and June 30, 2022, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $103.0 million and $122.0 million as determined on December 31, 2022 and June 30, 2022, respectively. As of December 31, 2022 and June 30, 2022, the remaining unamortized balance of loan costs was approximately $2.9 million and $3.4 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of December 31, 2022.

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

Interest expense related to the Company’s Trading Credit Facility totaled $3.5 million and $2.3 million, which represents 49.0% and 42.7% of the total interest expense recognized, for the three months ended December 31, 2022 and 2021, respectively. The Trading Credit Facility carried a daily weighted average effective interest rate of 7.27% and 3.54%, respectively, for the three months ended December 31, 2022 and 2021.

Interest expense related to the Company’s Trading Credit Facility totaled $6.0 million and $4.3 million, which represents 45.0% and 39.5% of the total interest expense recognized, for the six months ended December 31, 2022 and 2021, respectively. The Trading Credit Facility carried a daily weighted average effective interest rate of 6.46% and 3.55%, respectively, for the six months ended December 31, 2022 and 2021.

Notes Payable - AMCF Notes

In September 2018, AM Capital Funding, LLC (“AMCF”), a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes (collectively, the "AMCF Notes"): Series 2018-1, Class A (the “Class A Notes”) in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B (the “Class B Notes”) in the aggregate principal amount of $28.0 million. The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%. The AMCF Notes have a maturity date of December 15, 2023. The AMCF Notes were issued under a Master Indenture and the Series 2018-1

Supplement thereto between AMCF and Citibank, N.A., as trustee. The Company holds $5.0 million of the Class B Notes in order to comply with the Credit Risk Retention Rules of Section 15G of the Securities Exchange Act of 1934. The $5.0 million portion of the Class B Notes retained by the Company is eliminated in consolidation.

AMCF applied the net proceeds from the sale to the Company’s purchase of loans and precious metals inventory, and to pay certain costs and expenses. CFC and A-Mark may from time to time also contribute cash or sell precious metals to AMCF in exchange for cash or subordinated, deferred payment obligations from AMCF. In addition, AMCF may from time to time sell precious metals to A-Mark for cash.

As of December 31, 2022, the condensed consolidated carrying balance of the AMCF Notes was $94.5 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $0.5 million. As of December 31, 2022, the balance of the interest payable was $0.2 million. Interest on the AMCF Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the three months ended December 31, 2022 and 2021, the interest expense related to the AMCF Notes (including loan amortization costs) totaled $1.5 million and $1.4 million, which represents 20.4% and 26.8% of the total interest expense recognized by the Company, respectively. For the three months ended December 31, 2022 and 2021, the AMCF Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

For the six months ended December 31, 2022 and 2021, the interest expense related to the AMCF Notes (including loan amortization costs) totaled $2.9 million and $2.9 million, which represents 22.0% and 26.5% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2022 and 2021, the AMCF Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed metals with market values totaling $31.1 million as of December 31, 2022, with corresponding metals totaling $8.2 million and $22.9 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated December 31, 2022 balance sheet. The Company recorded liabilities on borrowed metals with market values totaling $59.4 million as of June 30, 2022 with corresponding metals totaling $35.0 million and $24.4 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated June 30, 2022 balance sheet.

For the three months ended December 31, 2022 and 2021, the interest expense related to liabilities on borrowed metals totaled $0.5 million and $0.3 million, which represents 6.4% and 5.7% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2022 and 2021, the interest expense related to liabilities on borrowed metals totaled $0.9 million and $0.6 million, which represents 6.5% and 5.4% of the total interest expense recognized by the Company, respectively.

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

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $347.3 million and $282.7 million as of December 31, 2022 and June 30, 2022, respectively.

For the three months ended December 31, 2022 and 2021, the interest expense related to product financing arrangements totaled $1.4 million and $0.8 million, which represents 19.7% and 14.3% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2022 and 2021, the interest expense related to product financing arrangements totaled $2.9 million and $2.0 million, which represents 21.3% and 18.5% of the total interest expense recognized by the Company, respectively.

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

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorizes the Company to purchase up to 1,000,000 shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, and other factors. As of December 31, 2022, no shares had been repurchased under the program.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of December 31, 2022, 1,570,790 stock options and 88,389 restricted stock units were outstanding, and 1,756,765 shares were available for issuance of new awards under the 2014 Plan.

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

Under the 2014 Plan, the exercise price of options and base price of SARs, as set by the Compensation Committee, generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is 10 years. The 2014 Plan limits the number of share-denominated awards that may be granted to any one eligible person in any fiscal year to 500,000 shares plus the participant's unused annual limit at the close of the previous year. Also, in the case of non-employee directors, the 2014 Plan limits the maximum grant-date fair value at $300,000 of stock-denominated awards granted to a director in a given fiscal year, except for a non-employee Chairman of the Board whose grant-date fair value maximum is $600,000 per fiscal year. The 2014 Plan will terminate when no shares remain available for issuance and no awards remain outstanding; however, the authority to grant new awards will terminate on October 27, 2032.

Stock Options

The Company uses the Black-Scholes option pricing model, which uses various inputs such as the common share price and estimates that include the risk-free interest rate, volatility, expected life and dividend yield. As of December 31, 2022 there were no stock options outstanding with performance conditions or other types of awards with market conditions.

During the three months ended December 31, 2022 and 2021, the Company incurred $0.3 million and $0.3 million of compensation expense related to stock options, respectively. During the six months ended December 31, 2022 and 2021, the Company incurred $0.6 million and $0.7 million of compensation expense related to stock options, respectively. As of December 31, 2022, there was total remaining compensation expense of $1.3 million related to employee stock options, which will be recorded over a weighted average vesting period of approximately 1.1 years.

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

The following table summarizes the stock option activity for the six months ended December 31, 2022.

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2022	1,779,460	$7.84	$43,433	$3.51
Exercises	(208,670)	$5.44
Outstanding at December 31, 2022	1,570,790	$7.03	$43,511	$3.56
Exercisable at December 31, 2022	1,039,301	$5.98	$29,885	$2.90

Following is a summary of the status of stock options outstanding as of December 31, 2022.

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$5.00	722,562	6.71	$1.94	455,742	6.54	$2.25
$5.01	$7.50	112,894	3.72	$6.08	112,894	3.72	$6.08
$7.51	$12.50	453,334	3.68	$8.88	426,666	3.42	$8.86
$12.51	$30.00	282,000	8.19	$17.46	43,999	8.10	$16.37
		1,570,790	5.89	$7.03	1,039,301	5.02	$5.98

The following table summarizes the nonvested stock option activity for the six months ended December 31, 2022.

	Options	Weighted Average Grant Date Fair Value Per Award
Nonvested Outstanding at June 30, 2022	631,488	$5.06
Vested	(99,999)	$6.16
Nonvested Outstanding at December 31, 2022	531,489	$4.86

Restricted Stock Units

RSUs granted by the Company are not transferable and automatically convert to shares of common stock on a one-for-one basis as the awards vest or at a specified date after vesting.

A required adjustment to certain outstanding RSUs was triggered as a result of the non-recurring special dividend declared on August 18, 2022. In accordance with the terms of the Company’s RSU agreements under which the RSUs were issued, the holders of the RSUs were entitled to credits equivalent to dividends that would have been paid if the RSUs had been outstanding shares as of the applicable record date. In the case of RSUs with terms not permitting crediting of dividend equivalents in cash, this event resulted in crediting of additional RSUs, increasing the number of RSUs by approximately 194 and 36 RSUs as of the payment dates of September 26, and October 24, 2022, respectively. The fair values of these RSUs before and after the dividend payment dates were unchanged, and therefore no incremental stock-based compensation expense was recorded.

During the three months ended December 31, 2022 and 2021, the Company incurred $0.2 million and $0.2 million of compensation expense related to RSUs, respectively. During the six months ended December 31, 2022 and 2021, the Company incurred $0.5 million and $0.4 million of compensation expense related to RSUs, respectively. As of December 31, 2022, there is $1.4 million remaining compensation expense related to RSUs, which will be recorded over a weighted average vesting period of approximately 2.7 years. RSUs granted to a non-US citizen are referred to as "deferred stock units" or "DSUs".

The following table summarizes the RSU activity for the six months ended December 31, 2022:

	Awards Outstanding	Weighted Average Fair Value per Unit at Grant Date
Nonvested Outstanding at June 30, 2022	56,093	$32.58
Shares granted	16,398	$29.27
Vested	(13,416)	$35.76
Nonvested Outstanding at December 31, 2022	59,075	$30.94
Vested but subject to deferred settlement at December 31, 2022 (1)	29,314	$24.55
Outstanding at December 31, 2022	88,389	$28.82

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

Certain Anti-Takeover Provisions

The Company’s certificate of incorporation and by-laws contain certain anti-takeover provisions that could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of the Company without negotiating with its board of directors. Such provisions could limit the price that certain investors might be willing to pay in the future for the Company’s securities. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the common stock or impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.
18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentration

The following customer provided 10 percent or more of the Company's revenues for the three months ended December 31, 2022 and 2021.

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$1,949,705	100.0%	$1,946,364	100.0%	$3,850,056	100.0%	$3,960,335	100.0%
Customer concentrations
HSBC Bank (1)	$288,839	14.8%	$98,430	5.1%	$423,363	11.0%	$212,235	5.4%

(1) Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales and Ancillary Services segment.

The following customers provided 10 percent or more of the Company's accounts receivable as of December 31, 2022.

in thousands
	December 31, 2022		June 30, 2022
	Amount	Percent	Amount	Percent
Total accounts receivable	$109,588	100.0%	$97,040	100.0%
Customer concentrations
HSBC Bank	$33,503	30.5%	$-	0.0%
ICBC Standard Bank	14,330	13.1%	—	0.0%
	$47,833	43.6%	$—	0.0%

The following customers provided 10 percent or more of the Company's secured loans receivable as of December 31, 2022.

in thousands
	December 31, 2022		June 30, 2022
	Amount	Percent	Amount	Percent
Total secured loans	$102,470	100.0%	$126,217	100.0%
Customer concentrations
Customer A	$15,650	15.2%	$—	0.0%
Customer B	13,500	13.2%	13,500	10.7%
	$29,150	28.4%	$13,500	10.7%

Supplier Concentration

The Company buys precious metals from a variety of sources, including through brokers and dealers, from sovereign and private mints, from refiners and directly from customers. The Company believes that no one supplier or small group of suppliers is critical to its business, since other sources of supply are available that provide similar products on comparable terms.

19. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company evaluates segment reporting in accordance with Segment Reporting Topic 280 of the ASC (“ASC 280”), each reporting period, including evaluating the organizational structure and the reporting package that is reviewed by the chief operating decision makers. The Company's operations are organized under three business segments (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. The Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments. (See Note 1 for a description of the types of products and services from which each reportable segment derives its revenues.)

Revenue

in thousands
	Three Months Ended				Six Months Ended
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
Revenue by segment(1)
Wholesale Sales & Ancillary Services	$1,806,240		$1,824,467		$3,614,999		$3,765,310
Eliminations of inter-segment sales	(306,714)		(417,721)		(643,158)		(858,554)
Wholesale Sales & Ancillary Services, net of eliminations (2)	1,499,526		1,406,746		2,971,841		2,906,756
Direct-to-Consumer	450,179	(a)	539,618	(b)	878,215	(c)	1,053,579	(d)
	$1,949,705		$1,946,364		$3,850,056		$3,960,335

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $0.2 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $0.5 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Includes $0.6 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)
Includes $1.6 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revenue by geographic region
United States	$1,095,442	$1,202,758	$2,321,750	2,375,882
Europe	633,221	552,848	1,117,430	1,047,000
North America, excluding United States	208,480	178,604	394,644	508,289
Asia Pacific	7,335	10,750	9,781	24,994
Africa	—	—	—	17
Australia	5,227	1,404	6,451	4,153
	$1,949,705	$1,946,364	$3,850,056	$3,960,335

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$31,268	$24,939	$67,293	$53,472
Eliminations and adjustments	(3,852)	4,002	(5,371)	1,018
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	27,416	28,941	61,922	54,490
Direct-to-Consumer, net of eliminations	36,553	36,982	78,639	67,442
	$63,969	$65,923	$140,561	$121,932
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	1.731%	1.367%	1.861%	1.420%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	1.828%	2.057%	2.084%	1.875%
Direct-to-Consumer	8.120%	6.853%	8.954%	6.401%
Weighted average gross margin percentage	3.281%	3.387%	3.651%	3.079%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating income and (expenses)

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Operating income (expense) by segment
Wholesale Sales & Ancillary Services	$(6,609)	$(7,504)	$(11,899)	$(14,522)
Eliminations	(56)	(71)	(114)	(131)
Wholesale Sales & Ancillary Services, net of eliminations	$(6,665)	$(7,575)	$(12,013)	$(14,653)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general and administrative expenses	$(9,571)	$(8,863)	$(16,949)	$(17,545)
Depreciation and amortization expense	(238)	(227)	(456)	(459)
Interest income	2,814	2,643	5,480	5,652
Interest expense	(4,410)	(2,579)	(7,717)	(5,017)
Earnings from equity method investments	4,669	1,220	7,344	2,709
Other income, net	70	—	70	—
Unrealized gains on foreign exchange	1	231	215	7
	$(6,665)	$(7,575)	$(12,013)	$(14,653)
Direct-to-Consumer
Selling, general and administrative expenses	$(10,724)	$(9,455)	$(20,725)	$(16,994)
Depreciation and amortization expense	(2,934)	(7,943)	(5,812)	(15,894)
Interest expense	(966)	(536)	(1,733)	(1,359)
Other expense, net	(12)	—	(12)	—
	$(14,636)	$(17,934)	$(28,282)	$(34,247)
Secured Lending
Selling, general and administrative expenses	$(518)	$(395)	$(923)	$(851)
Depreciation and amortization expense	(88)	(88)	(176)	(176)
Interest income	2,170	2,608	4,600	5,130
Interest expense	(1,860)	(2,280)	(3,916)	(4,492)
Earnings from equity method investments	—	—	2	—
Other income, net	775	433	1,302	842
	$479	$278	$889	$453

Net income (loss) before provision for income taxes

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$20,751	$21,366	$49,909	$39,837
Direct-to-Consumer	21,917	19,048	50,357	33,195
Secured Lending	479	278	889	453
	$43,147	$40,692	$101,155	$73,485

Advertising expense

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(380)	$(140)	$(591)	$(243)
Direct-to-Consumer	(3,766)	(2,800)	(7,031)	(5,416)
Secured Lending	(59)	(48)	(128)	(102)
	$(4,205)	$(2,988)	$(7,750)	$(5,761)

Capital Expenditures for Property, Plant, and Equipment

in thousands
	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Capital expenditures on property, plant, and equipment by segment
Wholesale Sales & Ancillary Services	$1,275	$292	$1,514	$629
Direct-to-Consumer	460	626	1,148	998
	$1,735	$918	$2,662	$1,627

Precious metals held under financing arrangements

in thousands
	December 31, 2022	June 30, 2022
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$27,537	$66,242
Secured Lending	29,750	13,524
	$57,287	$79,766

Inventories

in thousands
	December 31, 2022	June 30, 2022
Inventories by segment
Wholesale Sales & Ancillary Services	$808,036	$648,279
Direct-to-Consumer	90,971	87,987
Secured Lending	23,545	4,752
	$922,552	$741,018

in thousands
	December 31, 2022	June 30, 2022
Inventories by geographic region
United States	$868,571	$691,212
North America, excluding United States	42,651	30,534
Europe	9,964	19,105
Asia	1,284	22
Australia	82	145
	$922,552	$741,018

Total Assets

in thousands
	December 31, 2022	June 30, 2022
Assets by segment
Wholesale Sales & Ancillary Services	$1,199,311	$1,049,011
Eliminations	(202,721)	(125,737)
Wholesale Sales & Ancillary Services, net of eliminations	996,590	923,274
Direct-to-Consumer	412,730	368,696
Secured Lending	173,058	150,689
	$1,582,378	$1,442,659

in thousands
	December 31, 2022	June 30, 2022
Assets by geographic region
United States	$1,526,139	$1,390,982
North America, excluding United States	42,651	30,534
Europe	12,222	20,976
Asia	1,284	22
Australia	82	145
	$1,582,378	$1,442,659

Long-term Assets

in thousands
	December 31, 2022	June 30, 2022
Long-term assets by segment
Wholesale Sales & Ancillary Services	$99,639	$93,441
Direct-to-Consumer	164,860	165,469
Secured Lending	2,449	2,624
	$266,948	$261,534

in thousands
	December 31, 2022	June 30, 2022
Long-term assets by geographic region
United States	$266,946	$261,532
Europe	2	2
	$266,948	$261,534

Goodwill and Intangible Assets

in thousands
	December 31, 2022	June 30, 2022
Goodwill by segment
Wholesale Sales & Ancillary Services	$8,881	$8,881
Direct-to-Consumer(1)	92,062	92,062
	$100,943	$100,943

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	December 31, 2022	June 30, 2022
Intangibles by segment
Wholesale Sales & Ancillary Services	$2,726	$2,755
Direct-to-Consumer(1)	64,274	65,210
	$67,000	$67,965

(1)
Direct-to-Consumer segment’s intangibles balance is net of $1.3 million accumulated impairment losses.

20. SUBSEQUENT EVENTS

Dividends

On January 4, 2023, the Company's board of directors declared a regular dividend of $0.20 per share, which the Company paid on January 27, 2023 to stockholders of record as of January 16, 2023.

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

In addition to the risks and uncertainties that may ordinarily influence our business, the COVID-19 pandemic has caused significant disruption in the financial markets both globally and in the United States. The resulting macroeconomic events have contributed to an increase in the business conducted by the Company, but also pose certain risks and uncertainties for the Company. The Company does not know how long the COVID-19 pandemic will continue, the extent to which the effects that the Company has experienced from the pandemic thus far will persist, or whether other effects on the Company and its businesses will materialize in the short or long term.

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
(iv) Direct-to-Consumer average order value,
o
(v) number of Direct-to-Consumer customers:

•
(a) Direct-to-Consumer number of new customers,
•
(b) Direct-to-Consumer number of active customers,
•
(c) Direct-to-Consumer total customers
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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of December 31, 2022, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
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

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of December 31, 2022, CFC and AMCF had, in the aggregate, approximately $102.5 million in secured loans outstanding, of which approximately 38.5% were acquired from third parties (some of which may be customers of A-Mark) and approximately 61.5% were originated by CFC.

AMCF was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued and administers Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively referred to as the "AMCF Notes"). The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98%. The AMCF Notes have a maturity date of December 15, 2023. (See Note 15 to the Company’s condensed consolidated financial statements for additional information.)

CAI is a holding company that has an equity method interest in Collectible Card Partners, LLC (“CCP”). CCP provides capital to fund commercial loans secured by graded sports cards and sports memorabilia. CCP commenced operations in fiscal 2022.

Our Strategy

The Company was formed in 1965 and has grown into a significant participant in the bullion and coin markets, with approximately $8.2 billion in revenues for fiscal year 2022. We have remained active in seeking investment opportunities to strategically enhance our business, and also continue to focus on growth in the volume of our business, our geographic presence, and the scope of complementary products, services, and technological tools that we offer to our customers. In doing so, we seek to leverage off the strengths of our existing integrated operations:

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

Wholesale Sales Ticket Volume. Another measure of our business that is unaffected by changes in commodity pricing is ticket volume (or number of orders processed). Ticket volume for the Wholesale Sales & Ancillary Services segment measures the total number of wholesale orders processed during the period. In periods of higher volatility, there is generally increased trading in the commodity markets, causing increased demand for our products, resulting in higher business volume. During periods of heightened demand, order size per ticket may increase.

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

Non-GAAP Financial Measures

In addition to key operational metrics that are used to assess the performance of our business, management also uses non-GAAP financial performance and liquidity measures. We believe "adjusted net income before provision for income taxes” and "EBITDA", can provide useful information to evaluate our financial performance and liquidity position. Non-GAAP measures do not have standardized definitions and should not be a substitute for measures that are prepared in accordance with U.S. GAAP. For a reconciliation of these non-GAAP measures to the most directly comparable U.S. GAAP measure reported in our condensed consolidated statements of income and condensed consolidated statements of cash flows for the three and six months ended December 31, 2022 and 2021, and a discussion of certain limitations inherent in such measures, refer to the “Non-GAAP Measures” section below.

Fiscal Year

Our fiscal year end is June 30 each year.

Macroeconomic volatility

The global economy continues to face pressure from inflation, Russia’s war on Ukraine, persistent supply chain difficulties and U.S. - China tensions, leading to economic uncertainty. Macroeconomic events have positively affected the Company’s trading revenues and gross profit as the volatility of the price of precious metals and numismatics resulted in a material increase in the spread between bid and ask prices on these products. We also experienced substantially increased demand for products in each of our coin and bar, industrial and retail businesses. We attribute this to certain customers seeking to assure a supply of precious metals necessary for the operation of their businesses, and other customers, particularly in Goldline and our JMB retail units, seeking the safety of investments in precious metals. In response to the heightened demand, in certain cases prices for the products we sell have also risen. We are uncertain of the duration of these conditions.

RESULTS OF OPERATIONS

Overview of Results of Operations for the Three Months Ended December 31, 2022 and 2021

Consolidated Results of Operations

The operating results of our business for the three months ended December 31, 2022 and 2021 are as follows:

in thousands, except per share and performance metrics data

Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,949,705	100.000%	$1,946,364	100.000%	$3,341	0.2%
Gross profit	63,969	3.281%	65,923	3.387%	$(1,954)	(3.0%)
Selling, general, and administrative expenses	(20,813)	(1.067%)	(18,713)	(0.961%)	$2,100	11.2%
Depreciation and amortization expense	(3,260)	(0.167%)	(8,258)	(0.424%)	$(4,998)	(60.5%)
Interest income	4,984	0.256%	5,251	0.270%	$(267)	(5.1%)
Interest expense	(7,236)	(0.371%)	(5,395)	(0.277%)	$1,841	34.1%
Earnings from equity method investments	4,669	0.239%	1,220	0.063%	$3,449	282.7%
Other income, net	833	0.043%	433	0.022%	$400	92.4%
Unrealized gains on foreign exchange	1	0.000%	231	0.012%	$(230)	(99.6%)
Net income before provision for income taxes	43,147	2.213%	40,692	2.091%	$2,455	6.0%
Income tax expense	(9,550)	(0.490%)	(8,753)	(0.450%)	$797	9.1%
Net income	33,597	1.723%	31,939	1.641%	$1,658	5.2%
Net income attributable to noncontrolling interest	116	0.006%	145	0.007%	$(29)	(20.0%)
Net income attributable to the Company	$33,481	1.717%	$31,794	1.634%	$1,687	5.3%

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$1.43		$1.40		$0.03	2.1%
Diluted	$1.35		$1.30		$0.05	3.8%

Performance Metrics:(1)
Gold ounces sold(2)	565,000		631,000		(66,000)	(10.5%)
Silver ounces sold(3)	38,137,000		31,987,000		6,150,000	19.2%
Inventory turnover ratio(4)	2.4		3.3		(0.9)	(27.3%)
Number of secured loans at period end(5)	1,049		2,393		(1,344)	(56.2%)

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

Overview of Results of Operations for the Six Months Ended December 31, 2022 and 2021

Condensed Consolidated Results of Operations

The operating results of our business for the six months ended December 31, 2022 and 2021 are as follows:

in thousands, except per share and performance metrics data

Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$3,850,056	100.000%	$3,960,335	100.000%	$(110,279)	(2.8%)
Gross profit	140,561	3.651%	121,932	3.079%	$18,629	15.3%
Selling, general, and administrative expenses	(38,597)	(1.003%)	(35,390)	(0.894%)	$3,207	9.1%
Depreciation and amortization expense	(6,444)	(0.167%)	(16,529)	(0.417%)	$(10,085)	(61.0%)
Interest income	10,080	0.262%	10,782	0.272%	$(702)	(6.5%)
Interest expense	(13,366)	(0.347%)	(10,868)	(0.274%)	$2,498	23.0%
Earnings from equity method investments	7,346	0.191%	2,709	0.068%	$4,637	171.2%
Other income, net	1,360	0.035%	842	0.021%	$518	61.5%
Unrealized gains on foreign exchange	215	0.006%	7	0.000%	$208	2,971.4%
Net income before provision for income taxes	101,155	2.627%	73,485	1.856%	$27,670	37.7%
Income tax expense	(22,321)	(0.580%)	(15,422)	(0.389%)	$6,899	44.7%
Net income	78,834	2.048%	58,063	1.466%	$20,771	35.8%
Net income attributable to noncontrolling interest	228	0.006%	245	0.006%	$(17)	(6.9%)
Net income attributable to the Company	$78,606	2.042%	$57,818	1.460%	$20,788	36.0%

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$3.35		$2.55		$0.80	31.4%
Diluted	$3.18		$2.39		$0.79	33.1%

Performance Metrics:(1)
Gold ounces sold(2)	1,194,000		1,300,000		(106,000)	(8.2%)
Silver ounces sold(3)	74,054,000		60,114,000		13,940,000	23.2%
Inventory turnover ratio(4)	4.5		7.6		(3.1)	(40.8%)
Number of secured loans at period end(5)	1,049		2,393		(1,344)	(56.2%)

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

Revenues

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands, except performance metrics
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,949,705	100.000%	$1,946,364	100.000%	$3,341	0.2%
Performance Metrics
Gold ounces sold	565,000		631,000		(66,000)	(10.5%)
Silver ounces sold	38,137,000		31,987,000		6,150,000	19.2%

Revenues for the three months ended December 31, 2022 increased $3.3 million, or 0.2% to $1.950 billion from $1.946 billion in 2021. Excluding an increase of $190.2 million of forward sales, our revenues decreased $186.8 million or 11.7%, which was due to a decrease in gold ounces sold and lower average selling prices of gold and silver, partially offset by an increase in silver ounces sold.

Gold ounces sold for the three months ended December 31, 2022 decreased 66,000 ounces, or 10.5%, to 565,000 ounces from 631,000 ounces in 2021. Silver ounces sold for the three months ended December 31, 2022 increased 6,150,000 ounces, or 19.2%, to 38,137,000 ounces from 31,987,000 ounces in 2021. On average, the selling prices for gold decreased by 4.4% and selling prices for silver decreased by 14.5% during the three months ended December 31, 2022 as compared to the prior year.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands, except performance metrics
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$3,850,056	100.000%	$3,960,335	100.000%	$(110,279)	(2.8%)
Performance Metrics
Gold ounces sold	1,194,000		1,300,000		(106,000)	(8.2%)
Silver ounces sold	74,054,000		60,114,000		13,940,000	23.2%

Revenues for the six months ended December 31, 2022 decreased $110.3 million, or 2.8% to $3.850 billion from $3.960 billion in 2021. Excluding an increase of $283.6 million of forward sales, our revenues decreased $393.9 million or 11.8%, which was due to a decrease in gold ounces sold and lower average selling prices of gold and silver, partially offset by an increase in silver ounces sold.

Gold ounces sold for the six months ended December 31, 2022 decreased 106,000 ounces, or 8.2%, to 1,194,000 ounces from 1,300,000 ounces in 2021. Silver ounces sold for the six months ended December 31, 2022 increased 13,940,000 ounces, or 23.2%, to 74,054,000 ounces from 60,114,000 ounces in 2021. On average, the selling prices for gold decreased by 2.2% and selling prices for silver decreased by 17.4% during the six months ended December 31, 2022 as compared to the prior year.

Gross Profit

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands, except performance metric
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$63,969	3.281%	$65,923	3.387%	$(1,954)	(3.0%)
Performance Metric
Inventory turnover ratio	2.4		3.3		(0.9)	(27.3%)

Gross profit for the three months ended December 31, 2022 decreased $2.0 million, or 3.0%, to $64.0 million from $65.9 million in 2021. The overall gross profit decrease was due to lower gross profits earned from the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage for the three months ended December 31, 2022 decreased by 10.6 basis points to 3.281% from 3.387% in 2021. Excluding an increase of $190.2 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended December 31, 2022 increased by 41.1 basis points to 4.550% from 4.139%, which was primarily due to higher trading profits and wider premium spreads.

The increase in gross margin percentage was mainly attributable to JMB’s retail market activity, which represented 50.7% and 45.1%, respectively, of the Company’s condensed consolidated gross profit for the three months ended December 31, 2022 and 2021.

Our inventory turnover rate for the three months ended December 31, 2022 decreased by 27.3%, to 2.4 from 3.3 in 2021. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances held under product financing arrangements, partially offset by higher forward sales.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands, except performance metric
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$140,561	3.651%	$121,932	3.079%	$18,629	15.3%
Performance Metric
Inventory turnover ratio	4.5		7.6		(3.1)	(40.8%)

Gross profit for the six months ended December 31, 2022 increased $18.6 million, or 15.3%, to $140.6 million from $121.9 million in 2021. The overall gross profit increase was due to higher gross profits earned from the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage for the six months ended December 31, 2022 increased by 57.2 basis points to 3.651% from 3.079% in 2021. Excluding an increase of $283.6 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the six months ended December 31, 2022 increased by 112.6 basis points to 4.788% from 3.662%, which was primarily due to higher trading profits and wider premium spreads.

The increase in gross margin percentage was mainly attributable to JMB’s retail market activity, which represented 49.2% and 44.6%, respectively, of the Company’s condensed consolidated gross profit for the six months ended December 31, 2022 and 2021.

Our inventory turnover rate for the six months ended December 31, 2022 decreased by 40.8%, to 4.5 from 7.6 in 2021. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances held under product financing arrangements, partially offset by higher forward sales.

Selling, General and Administrative Expense

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(20,813)	(1.067%)	$(18,713)	(0.961%)	$2,100	11.2%

Selling, general and administrative expenses for the three months ended December 31, 2022 increased $2.1 million, or 11.2%, to $20.8 million from $18.7 million in 2021. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $1.5 million, (ii) higher advertising costs of $1.2 million (iii) an increase in insurance costs of $0.8 million (iv) an increase in computer-related expenses of $0.3 million, partially offset by (iv) lower consulting and professional fees of $1.7 million.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(38,597)	(1.003%)	$(35,390)	(0.894%)	$3,207	9.1%

Selling, general and administrative expenses for the six months ended December 31, 2022 increased $3.2 million, or 9.1%, to $38.6 million from $35.4 million in 2021. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $2.5 million, (ii) higher advertising costs of $1.9 million (iii) an increase in computer-related expenses of $0.4 million, (iv) an increase in insurance costs of $0.2 million, partially offset by (v) lower consulting and professional fees of $2.3 million.

Depreciation and Amortization Expense

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(3,260)	(0.167)%	$(8,258)	(0.424)%	$(4,998)	(60.5%)

Depreciation and amortization expense for the three months ended December 31, 2022 decreased $5.0 million, or 60.5%, to $3.3 million from $8.3 million in 2021. The change was primarily due to a $5.0 million decrease in JMB’s intangible asset amortization expense.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(6,444)	(0.167%)	$(16,529)	(0.417%)	$(10,085)	(61.0%)

Depreciation and amortization expense for the six months ended December 31, 2022 decreased $10.1 million, or 61.0%, to $6.4 million from $16.5 million in 2021. The change was primarily due to a $10.1 million decrease in JMB’s intangible asset amortization expense.

Interest Income

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands, except performance metric
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$4,984	0.256%	$5,251	0.270%	$(267)	(5.1%)
Performance Metric
Number of secured loans at period-end	1,049		2,393		(1,344)	(56.2%)

Interest income for the three months ended December 31, 2022 decreased $0.3 million, or 5.1%, to $5.0 million from $5.3 million in 2021. The aggregate decrease in interest income was primarily due to lower interest income earned by our Secured Lending segment, partially offset by higher other finance product income.

The interest income from our Secured Lending segment decreased by $0.4 million or by 16.8% compared with the prior year. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current year as compared to the average monthly loan balances of the prior year. The number of secured loans outstanding decreased by 56.2% to 1,049 as of December 31, 2022, from 2,393 as of December 31, 2021.

The interest income from our other finance product income increased by $0.2 million in comparison to the prior year.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands, except performance metric
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$10,080	0.262%	$10,782	0.272%	$(702)	(6.5%)
Performance Metric
Number of secured loans at period-end	1,049		2,393		(1,344)	(56.2%)
Interest income for the six months ended December 31, 2022 decreased $0.7 million, or 6.5%, to $10.1 million from $10.8 million in 2021. The aggregate decrease in interest income was primarily due to lower interest income earned by our Secured Lending segment and lower other finance product income.

The interest income from our Secured Lending segment decreased by $0.5 million or by 10.3% compared with the prior year. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current year as compared to the average monthly loan balances of the prior year. The number of secured loans outstanding decreased by 56.2% to 1,049 as of December 31, 2022, from 2,393 as of December 31, 2021.

The interest income from our other finance product income decreased by $0.2 million in comparison to the prior year.

Interest Expense

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(7,236)	(0.371%)	$(5,395)	(0.277%)	$1,841	34.1%

Interest expense for the three months ended December 31, 2022 increased $1.8 million, or 34.1% to $7.2 million from $5.4 million in 2021. The increase in interest expense was primarily driven by each of the following components: (i) $1.2 million associated with our Trading Credit Facility and the AMCF Notes (including amortization of debt issuance costs), (ii) $0.7 million related to product financing arrangements, (iii) $0.2 million in interest associated with liabilities on borrowed metals, offset by a decrease of (iv) $0.2 million of loan servicing fees.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(13,366)	(0.347%)	$(10,868)	(0.274%)	$2,498	23.0%

Interest expense for the six months ended December 31, 2022 increased $2.5 million, or 23.0% to $13.4 million from $10.9 million in 2021. The increase in interest expense was primarily driven by each of the following components: (i) $1.8 million associated with our Trading Credit Facility and the AMCF Notes (including amortization of debt issuance costs), (ii) $0.8 million related to product financing arrangements, (iii) $0.3 million in interest associated with liabilities on borrowed metals, offset by a decrease of (iv) $0.4 million of loan servicing fees.

Earnings from equity method investments

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$4,669	0.239%	$1,220	0.063%	$3,449	282.7%

Earnings from equity method investments for the three months ended December 31, 2022 increased $3.4 million or 282.7% to $4.7 million from $1.2 million in 2021. The net increase of $3.4 million was primarily due to our additional 40% ownership interest in Silver Gold Bull, Inc., which was acquired in June 2022.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$7,346	0.191%	$2,709	0.068%	$4,637	171.2%

Earnings from equity method investments for the six months ended December 31, 2022 increased $4.6 million or 171.2% to $7.3 million from $2.7 million in 2021. The net increase of $4.6 million was primarily due to our additional 40% ownership interest in Silver Gold Bull, Inc., which was acquired in June 2022.

Other income, net

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$833	0.043%	$433	0.022%	$400	92.4%

Other income, net for the three months ended December 31, 2022 increased $0.4 million, or 92.4% to $0.8 million from $0.4 million in 2021. The increase was primarily due to higher royalties earned by our Secured Lending segment of $0.3 million and related-party consulting income of $0.1 million.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$1,360	0.035%	$842	0.021%	$518	61.5%

Other income, net for the six months ended December 31, 2022 increased $0.5 million, or 61.5% to $1.4 million from $0.8 million in 2021. The increase was primarily due to higher royalties earned by our Secured Lending segment of $0.5 million and related-party consulting income of $0.1 million.

Income tax expense

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(9,550)	(0.490%)	$(8,753)	(0.450%)	$797	9.1%

Our income tax expense was $9.6 million and $8.8 million for the three months ended December 31, 2022 and 2021, respectively. Our effective tax rate was approximately 22.1% and 21.5% for the three months ended December 31, 2022 and 2021, respectively. For the three months ended December 31, 2022, our effective tax rate differs from the federal statutory rate primarily due to the foreign derived intangible income special deduction, the excess tax benefit from share-based compensation, partially offset by Section 162(m)

executive compensation disallowance and state taxes (net of federal tax benefit). For the three months ended December 31, 2021, our effective tax rate differs from the federal statutory rate primarily due to foreign derived intangible income special deduction, the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Income tax expense	$(22,321)	(0.580%)	$(15,422)	(0.389%)	$6,899	44.7%

Our income tax expense was $22.3 million and $15.4 million for the six months ended December 31, 2022 and 2021, respectively. Our effective tax rate was approximately 22.1% and 21.0% for the six months ended December 31, 2022 and 2021, respectively. For the six months ended December 31, 2022, our effective tax rate differs from the federal statutory rate primarily due to the foreign derived intangible income special deduction, the excess tax benefit from share-based compensation, partially offset by Section 162(m) executive compensation disallowance and state taxes (net of federal tax benefit). For the six months ended December 31, 2021, our effective tax rate differs from the federal statutory rate primarily due to foreign derived intangible income special deduction, the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

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

Overview of Results of Operations for the Three Months Ended December 31, 2022 and 2021

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment for the three months ended December 31, 2022 and 2021 are as follows:

in thousands, except performance metrics
Three Months Ended December 31,	2022				2021				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,499,526	(a)	100.000%		$1,406,746	(b)	100.000%		$92,780	6.6%
Gross profit	27,416		1.828%	(c)	28,941		2.057%	(d)	$(1,525)	(5.3%)
Selling, general, and administrative expenses	(9,571)		(0.638%)		(8,863)		(0.630%)		$708	8.0%
Depreciation and amortization expense	(238)		(0.016%)		(227)		(0.016%)		$11	4.8%
Interest income	2,814		0.188%		2,643		0.188%		$171	6.5%
Interest expense	(4,410)		(0.294%)		(2,579)		(0.183%)		$1,831	71.0%
Earnings from equity method investments	4,669		0.311%		1,220		0.087%		$3,449	282.7%
Other income, net	70		0.005%		—		—%		$70	—%
Unrealized gains on foreign exchange	1		0.000%		231		0.016%		$(230)	(99.6%)
Net income before provision for income taxes	$20,751		1.384%		$21,366		1.519%		$(615)	(2.9%)

Performance Metrics:
Gold ounces sold(1)	435,000				485,000				(50,000)	(10.3%)
Silver ounces sold(2)	32,444,000				24,051,000				8,393,000	34.9%
Wholesale Sales ticket volume(3)	21,055				26,809				(5,754)	(21.5%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $306.7 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.806 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $417.7 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.824 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.731% for the period.
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

Overview of Results of Operations for the Six Months Ended December 31, 2022 and 2021

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment for the six months ended December 31, 2022 and 2021 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2022				2021				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$2,971,841	(a)	100.000%		$2,906,756	(b)	100.000%		$65,085	2.2%
Gross profit	61,922		2.084%	(c)	54,490		1.875%	(d)	$7,432	13.6%
Selling, general, and administrative expenses	(16,949)		(0.570%)		(17,545)		(0.604%)		$(596)	(3.4%)
Depreciation and amortization expense	(456)		(0.015%)		(459)		(0.016%)		$(3)	(0.7%)
Interest income	5,480		0.184%		5,652		0.194%		$(172)	(3.0%)
Interest expense	(7,717)		(0.260%)		(5,017)		(0.173%)		$2,700	53.8%
Earnings from equity method investments	7,344		0.247%		2,709		0.093%		$4,635	171.1%
Other income, net	70		0.002%		—		—%		$70	—%
Unrealized gains on foreign exchange	215		0.007%		7		0.000%		$208	2,971.4%
Net income before provision for income taxes	$49,909		1.679%		$39,837		1.370%		$10,072	25.3%

Performance Metrics:
Gold ounces sold(1)	911,000				1,007,000				(96,000)	(9.5%)
Silver ounces sold(2)	61,961,000				45,553,000				16,408,000	36.0%
Wholesale Sales ticket volume(3)	47,219				52,887				(5,668)	(10.7%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $643.2 million. This segment’s gross sales before eliminations of inter-segment activity totaled $3.615 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $858.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $3.765 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.861% for the period.
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

Revenues — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands, except performance metrics
Three Months Ended December 31,	2022			2021			$	%
	$		% of revenue	$		% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$1,499,526	(a)	100.000%	$1,406,746	(b)	100.000%	$92,780	6.6%
Performance Metrics
Gold ounces sold	435,000			485,000			(50,000)	(10.3%)
Silver ounces sold	32,444,000			24,051,000			8,393,000	34.9%
Wholesale Sales ticket volume	21,055			26,809			(5,754)	(21.5%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $306.7 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.806 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $417.7 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.824 billion.

Revenues for the three months ended December 31, 2022 increased $92.8 million, or 6.6%, to $1.500 billion from $1.407 billion in 2021. Excluding an increase in forward sales of $190.2 million, our revenues decreased $97.4 million, which was due to a decrease in gold ounces sold and lower average selling prices of gold and silver, partially offset by an increase in silver ounces sold.

Gold ounces sold for the three months ended December 31, 2022 decreased 50,000 ounces, or 10.3%, to 435,000 ounces from 485,000 ounces in 2021. Silver ounces sold for the three months ended December 31, 2022 increased 8,393,000 ounces, or 34.9%, to 32,444,000 ounces from 24,051,000 ounces in 2021. On average, the selling prices for gold and silver decreased by 5.0% and 15.4%, respectively, during the three months ended December 31, 2022 as compared to the prior year.

The Wholesale Sales & Ancillary Services segment’s gross sales before elimination of inter-segment activity for the three months ended December 31, 2022 decreased $18.2 million, or 1.0%, to $1.806 billion from $1.824 billion in 2021, which was due to a decrease in gold ounces sold, and by lower average selling prices of gold and silver, partially offset by an increase in silver ounces sold.

Gold ounces sold before elimination of inter-segment activity for the three months ended December 31, 2022 decreased 74,000 ounces, or 12.1%, to 538,000 ounces from 612,000 ounces in 2021. Silver ounces sold before elimination of inter-segment activity for the three months ended December 31, 2022 increased 6,490,000 ounces, or 20.9%, to 37,568,000 ounces from 31,078,000 ounces in 2021.

The Wholesale Sales ticket volume for the three months ended December 31, 2022 decreased by 5,754 tickets, or 21.5% to 21,055 tickets from 26,809 tickets in 2021.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands, except performance metrics
Six Months Ended December 31,	2022			2021			$	%
	$		% of revenue	$		% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$2,971,841	(a)	100.000%	$2,906,756	(b)	100.000%	$65,085	2.2%
Performance Metrics
Gold ounces sold	911,000			1,007,000			(96,000)	(9.5%)
Silver ounces sold	61,961,000			45,553,000			16,408,000	36.0%
Wholesale Sales ticket volume	47,219			52,887			(5,668)	(10.7%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $643.2 million. This segment’s gross sales before eliminations of inter-segment activity totaled $3.615 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $858.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $3.765 billion.

Revenues for the six months ended December 31, 2022 increased $65.1 million, or 2.2%, to $2.972 billion from $2.907 billion in 2021. Excluding an increase in forward sales of $283.6 million, our revenues decreased $218.6 million, which was due to a decrease in gold ounces sold and lower average selling prices of gold and silver, partially offset by an increase in silver ounces sold.

Gold ounces sold for the six months ended December 31, 2022 decreased 96,000 ounces, or 9.5%, to 911,000 ounces from 1,007,000 ounces in 2021. Silver ounces sold for the six months ended December 31, 2022 increased 16,408,000 ounces, or 36.0%, to 61,961,000 ounces from 45,553,000 ounces in 2021. On average, the selling prices for gold and silver decreased by 3.0% and 17.9%, respectively, during the six months ended December 31, 2022 as compared to the prior year.

The Wholesale Sales & Ancillary Services segment’s gross sales before elimination of inter-segment activity for the six months ended December 31, 2022 decreased $150.3 million, or 4.0%, to $3.615 billion from $3.765 billion in 2021, which was due to a decrease in gold ounces sold, and by lower average selling prices of gold and silver, partially offset by an increase in silver ounces sold.

Gold ounces sold before elimination of inter-segment activity for the six months ended December 31, 2022 decreased 136,000 ounces, or 10.7%, to 1,136,000 ounces from 1,272,000 ounces in 2021. Silver ounces sold before elimination of inter-segment activity for the six months ended December 31, 2022 increased 13,296,000 ounces, or 22.4%, to 72,556,000 ounces from 59,260,000 ounces in 2021.

The Wholesale Sales ticket volume for the six months ended December 31, 2022 decreased by 5,668 tickets, or 10.7% to 47,219 tickets from 52,887 tickets in 2021.

Gross Profit — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands, except performance metric
Three Months Ended December 31,	2022			2021			$	%
	$	% of revenue		$	% of revenue		Increase/ (decrease)	Increase/ (decrease)
Gross profit	$27,416	1.828%	(c)	$28,941	2.057%	(d)	$(1,525)	(5.3%)

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.731% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.367% for the period.

Gross profit for the three months ended December 31, 2022 decreased $1.5 million, or 5.3%, to $27.4 million from $28.9 million in 2021. The overall gross profit decrease was primarily due to lower premium spreads, partially offset by higher trading profit.

This segment’s profit margin percentage decreased by 22.9 basis points to 1.828% from 2.057% in 2021. Excluding an increase of $190.2 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the three months ended December 31, 2022 increased by 12.0 basis points to 2.869% from 2.748%.

The decrease in gross margin percentage was mainly attributable to lower premium spreads and the impact of increased forward sales, partially offset by higher trading profits. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands, except performance metric
Six Months Ended December 31,	2022			2021			$	%
	$	% of revenue		$	% of revenue		Increase/ (decrease)	Increase/ (decrease)
Gross profit	$61,922	2.084%	(c)	$54,490	1.875%	(d)	$7,432	13.6%

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.861% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.420% for the period.

Gross profit for the six months ended December 31, 2022 increased $7.4 million, or 13.6%, to $61.9 million from $54.5 million in 2021. The overall gross profit increase was primarily due to wider premium spreads, partially offset by lower trading profit.

This segment’s profit margin percentage increased by 20.9 basis points to 2.084% from 1.875% in 2021. Excluding an increase of $283.6 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the six months ended December 31, 2022 increased by 61.6 basis points to 3.010% from 2.394%.

The increase in gross margin percentage was mainly attributable to wider premium spreads and higher trading profits, partially offset by the impact of increased forward sales. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(9,571)	(0.638%)	$(8,863)	(0.630%)	$708	8.0%

Selling, general and administrative expenses for the three months ended December 31, 2022 increased $0.7 million, or 8.0%, to $9.6 million from $8.9 million in 2021. The change was primarily due to: (i) an increase in insurance costs of $0.7 million, (ii) an increase of compensation expense (including performance-based accruals) of $0.5 million, (iii) an increase in advertising costs of $0.2 million, (iv) an increase in computer-related expenses of $0.2 million partially offset by (v) by lower consulting and professional fees of $0.9 million.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(16,949)	(0.570%)	$(17,545)	(0.604%)	$(596)	(3.4%)

Selling, general and administrative expenses for the six months ended December 31, 2022 decreased $0.6 million, or 3.4%, to $16.9 million from $17.5 million in 2021. The change was primarily due to: (i) lower consulting and professional fees of $1.5 million partially offset by (ii) an increase in advertising costs of $0.2 million, (iii) an increase in computer-related expenses of $0.2 million, (iv) an increase of compensation expense (including performance-based accruals) of $0.2 million, and (v) an increase in insurance costs of $0.1 million.

Interest Income — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,814	0.188%	$2,643	0.188%	$171	6.5%

Interest income for the three months ended December 31, 2022 increased $0.2 million, or 6.5%, to $2.8 million from $2.6 million in 2021. The overall increase is primarily due to higher interest and fees earned related to margin orders of $0.5 million, partially offset by lower interest earned from repurchase arrangements with customers of $0.3 million.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest income	$5,480	0.184%	$5,652	0.194%	$(172)	(3.0%)

Interest income for the six months ended December 31, 2022 decreased $0.2 million, or 3.0%, to $5.5 million from $5.7 million in 2021. The overall decrease is primarily due to lower interest earned from repurchase arrangements with customers of $0.8 million, partially offset by higher interest and fees earned related to margin orders of $0.6 million.

Interest Expense — Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(4,410)	(0.294%)	$(2,579)	(0.183%)	$1,831	71.0%

Interest expense for the three months ended December 31, 2022 increased $1.8 million, or 71.0% to $4.4 million from $2.6 million in 2021. The overall increase was primarily due to an increase of $1.5 million in connection with our Trading Credit Facility and the AMCF Notes, higher interest and fees from product financing arrangements of $0.7 million, and higher interest expense related to liabilities on borrowed metals of $0.2 million, partially offset by inter-segment eliminations related to JMB’s product financing activity with A-Mark of $0.4 million.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(7,717)	(0.260%)	$(5,017)	(0.173%)	$2,700	53.8%

Interest expense for the six months ended December 31, 2022 increased $2.7 million, or 53.8% to $7.7 million from $5.0 million in 2021. The overall increase was primarily due to an increase of $2.0 million in connection with our Trading Credit Facility and the AMCF Notes, higher interest and fees from product financing arrangements of $0.8 million, and higher interest expense related to liabilities on borrowed metals of $0.3 million, partially offset by inter-segment eliminations related to JMB’s product financing activity with A-Mark of $0.4 million.

Earnings from equity method investments— Wholesale Sales & Ancillary Services

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$4,669	0.311%	$1,220	0.087%	$3,449	282.7%
Earnings from equity method investments for the three months ended December 31, 2022 increased $3.4 million, or 282.7% to $4.7 million from $1.2 million in 2021. The net increase of $3.4 million was primarily due to our additional 40% ownership interest in Silver Gold Bull, Inc., which was acquired in June 2022.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Earnings from equity method investments	$7,344	0.247%	$2,709	0.093%	$4,635	171.1%

Earnings from equity method investments for the six months ended December 31, 2022 increased $4.6 million, or 171.1% to $7.3 million from $2.7 million in 2021. The net increase of $4.6 million was primarily due to our additional 40% ownership interest in Silver Gold Bull, Inc., which was acquired in June 2022.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through our wholly-owned subsidiaries: JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), and through our 50%-owned subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").

Overview of Results of Operations for the Three Months Ended December 31, 2022 and 2021

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment for the three months ended December 31, 2022 and 2021 are as follows:

in thousands, except performance metrics
Three Months Ended December 31,	2022				2021				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$450,179	(a)	100.000%		$539,618	(b)	100.000%		$(89,439)	(16.6)%
Gross profit	36,553		8.120%	(c)	36,982		6.853%	(d)	$(429)	(1.2)%
Selling, general and administrative expenses	(10,724)		(2.382%)		(9,455)		(1.752%)		$1,269	13.4%
Depreciation and amortization expense	(2,934)		(0.652%)		(7,943)		(1.472%)		$(5,009)	(63.1)%
Interest expense	(966)		(0.215%)		(536)		(0.099%)		$430	80.2%
Other expense, net	(12)		(0.003%)		—		—%		$12	—%
Net income before provision for income taxes	$21,917		4.869%		$19,048		3.530%		$2,869	15.1%

Performance Metrics:
Gold ounces sold(1)	130,000				146,000				(16,000)	(11.0)%
Silver ounces sold(2)	5,693,000				7,936,000				(2,243,000)	(28.3)%
Number of new customers(3)	131,200				39,800				91,400	229.6%
Number of active customers(4)	116,400				89,500				26,900	30.1%
Number of total customers(5)	2,193,200				1,902,900				290,300	15.3%
DTC ticket volume from new customers(6)	45,426				59,769				(14,343)	(24.0)%
DTC ticket volume from pre-existing customers(7)	146,047				170,576				(24,529)	(14.4)%
DTC total ticket volume(8)	191,473				230,345				(38,872)	(16.9)%
DTC average order value(9)	$2,389				$2,373				$16	0.7%

(a)
Includes $0.2 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $0.5 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 8.113% for the period.
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

Overview of Results of Operations for the Six Months Ended December 31, 2022 and 2021

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment for the six months ended December 31, 2022 and 2021 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2022				2021				$	%
	$		% of revenue		$		% of revenue		Increase/ (decrease)	Increase/ (decrease)
Revenues	$878,215	(a)	100.000%		$1,053,579	(b)	100.000%		$(175,364)	(16.6)%
Gross profit	78,639		8.954%	(c)	67,442		6.401%	(d)	$11,197	16.6%
Selling, general and administrative expenses	(20,725)		(2.360%)		(16,994)		(1.613%)		$3,731	22.0%
Depreciation and amortization expense	(5,812)		(0.662%)		(15,894)		(1.509%)		$(10,082)	(63.4%)
Interest expense	(1,733)		(0.197%)		(1,359)		(0.129%)		$374	27.5%
Other expense, net	(12)		(0.001%)		—		—%		$12	—%
Net income before provision for income taxes	$50,357		5.734%		$33,195		3.151%		$17,162	51.7%

Performance Metrics:
Gold ounces sold(1)	283,000				293,000				(10,000)	(3.4)%
Silver ounces sold(2)	12,093,000				14,561,000				(2,468,000)	(16.9%)
Number of new customers(3)	180,200				73,600				106,600	144.8%
Number of active customers(4)	188,500				207,200				(18,700)	(9.0%)
Number of total customers(5)	2,193,200				1,902,900				290,300	15.3%
DTC ticket volume from new customers(6)	64,615				93,608				(28,993)	(31.0%)
DTC ticket volume from pre-existing customers(7)	313,518				363,798				(50,280)	(13.8%)
DTC total ticket volume(8)	378,133				457,406				(79,273)	(17.3%)
DTC average order value(9)	$2,361				$2,332				$29	1.2%

(a)
Includes $0.6 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $1.6 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, is 8.949% for the period.
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

Segment Results — Direct-to-Consumer

Revenues — Direct-to-Consumer

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands, except performance metrics
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$450,179	100.000%	$539,618	100.000%	$(89,439)	(16.6)%
Performance Metrics:
Gold ounces sold	130,000		146,000		(16,000)	(11.0)%
Silver ounces sold	5,693,000		7,936,000		(2,243,000)	(28.3)%
Number of new customers	131,200		39,800		91,400	229.6%
Number of active customers	116,400		89,500		26,900	30.1%
Number of total customers	2,193,200		1,902,900		290,300	15.3%
DTC ticket volume from new customers	45,426		59,769		(14,343)	(24.0)%
DTC ticket volume from existing customers	146,047		170,576		(24,529)	(14.4)%
DTC total ticket volume	191,473		230,345		(38,872)	(16.9)%
DTC average order value	$2,389		$2,373		$16	0.7%

Revenues for the three months ended December 31, 2022 decreased $89.4 million, or 16.6%, to $450.2 million from $539.6 million in 2021. The decrease in revenue was due to a decrease in gold and silver ounces sold and lower average selling prices of gold and silver. For the three months ended December 31, 2022 JMB's revenue decreased $73.2 million to $416.1 million from $489.3 million, while revenue of Goldline and PMPP, in the aggregate, decreased by $16.2 million as compared to the prior year.

Gold ounces sold for the three months ended December 31, 2022 decreased 16,000 ounces, or 11.0%, to 130,000 ounces from 146,000 ounces in 2021. Silver ounces sold for the three months ended December 31, 2022 decreased 2,243,000 ounces, or 28.3%, to 5,693,000 ounces from 7,936,000 ounces in 2021.

The gold ounces sold by JMB decreased 13,000 ounces for the three months ended December 31, 2022 compared to 2021. The gold ounces sold by Goldline and PMPP, in the aggregate, decreased 3,000 compared to 2021. The silver ounces sold by JMB decreased 2,049,000 ounces for the three months ended December 31, 2022 compared to 2021. The silver ounces sold by Goldline and PMPP, in the aggregate, decreased 195,000 ounces compared to 2021.

On average, the selling prices for gold decreased by 2.7% and selling prices for silver decreased by 4.8% during the three months ended December 31, 2022 as compared to the prior year.

The number of new customers for the three months ended December 31, 2022 increased 91,400, or 229.6% to 131,200 from 39,800 in 2021. For three months ended December 31, 2022, approximately 55% of the new customers were attributable to the acquired customer list of BGASC in October 2022. The number of active customers for the three months ended December 31, 2022 increased 26,900, or 30.1% to 116,400 from 89,500 in 2021. The number of total customers as of December 31, 2022 increased 290,300, or 15.3% to 2,193,200 from 1,902,900 as of December 31, 2021. The increases in the customer-based metrics were primarily due to JMB's activity.

As of December 31, 2022, the number of total CyberMetals customers was 12,500, and CyberMetals customer assets under management were $5.6 million.

For the three months ended December 31, 2022, the Direct-to-Consumer ticket volume related to new customers decreased by 14,343 tickets, or 24.0%, to 45,426 tickets from 59,769 tickets in 2021. For the three months ended December 31, 2022, Direct-to-Consumer ticket volume related to pre-existing customers decreased by 24,529 tickets, or 14.4%, to 146,047 tickets from 170,576 tickets in 2021. For the three months ended December 31, 2022, the Direct-to-Consumer total ticket volume decreased by 38,872 tickets, or 16.9%, to 191,473 tickets from 230,345 tickets in 2021. The decrease in ticket volume coincides with a decrease in gold and silver ounces sold.

For the three months ended December 31, 2022, the Direct-to-Consumer average order value increased by $16, or 0.7%, to $2,389 from $2,373 in 2021.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands, except performance metrics
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Revenues	$878,215	100.000%	$1,053,579	100.000%	$(175,364)	(16.6)%
Performance Metrics:
Gold ounces sold	283,000		293,000		(10,000)	(3.4)%
Silver ounces sold	12,093,000		14,561,000		(2,468,000)	(16.9)%
Number of new customers	180,200		73,600		106,600	144.8%
Number of active customers	188,500		207,200		(18,700)	(9.0%)
Number of total customers	2,193,200		1,902,900		290,300	15.3%
DTC ticket volume from new customers	64,615		93,608		(28,993)	(31.0%)
DTC ticket volume from existing customers	313,518		363,798		(50,280)	(13.8%)
DTC total ticket volume	378,133		457,406		(79,273)	(17.3%)
DTC average order value	$2,361		$2,332		$29	1.2%

Revenues for the six months ended December 31, 2022 decreased $175.4 million, or 16.6%, to $878.2 million from $1,053.6 million in 2021. The decrease in revenue was due to a decrease in gold and silver ounces sold and lower average selling prices of gold and silver. For the six months ended December 31, 2022 JMB's revenue decreased $156.6 million to $805.1 million from $961.6 million, while revenue of Goldline and PMPP, in the aggregate, decreased by $18.7 million as compared to the prior year.

Gold ounces sold for the six months ended December 31, 2022 decreased 10,000 ounces, or 3.4%, to 283,000 ounces from 293,000 ounces in 2021. Silver ounces sold for the six months ended December 31, 2022 decreased 2,468,000 ounces, or 16.9%, to 12,093,000 ounces from 14,561,000 ounces in 2021.

The gold ounces sold by JMB decreased 7,000 ounces for the six months ended December 31, 2022 compared to 2021. The gold ounces sold by Goldline and PMPP, in the aggregate, decreased 4,000 compared to 2021. The silver ounces sold by JMB decreased 2,432,000 ounces for the six months ended December 31, 2022 compared to 2021. The silver ounces sold by Goldline and PMPP, in the aggregate, decreased 37,000 ounces compared to 2021.

On average, the selling prices for gold decreased by 0.8% and selling prices for silver decreased by 12.3% during the six months ended December 31, 2022 as compared to the prior year.

The number of new customers for the six months ended December 31, 2022 increased 106,600, or 144.8% to 180,200 from 73,600 in 2021. For six months ended December 31, 2022, approximately 40% of the new customers were attributable to the acquired customer list of BGASC in October 2022. The number of active customers for the six months ended December 31, 2022 decreased 18,700, or 9.0% to 188,500 from 207,200 in 2021. The number of total customers as of December 31, 2022 increased 290,300, or 15.3% to 2,193,200 from 1,902,900 as of December 31, 2021. The increases in the customer-based metrics were primarily due to JMB's activity.

As of December 31, 2022, the number of total CyberMetals customers was 12,500, and CyberMetals customer assets under management were $5.6 million.

For the six months ended December 31, 2022, the Direct-to-Consumer ticket volume related to new customers decreased by 28,993 tickets, or 31.0%, to 64,615 tickets from 93,608 tickets in 2021. For the six months ended December 31, 2022, Direct-to-Consumer ticket volume related to pre-existing customers decreased by 50,280 tickets, or 13.8%, to 313,518 tickets from 363,798 tickets in 2021. For the six months ended December 31, 2022, the Direct-to-Consumer total ticket volume decreased by 79,273 tickets, or 17.3%, to 378,133 tickets from 457,406 tickets in 2021. The decrease in ticket volume coincides with a decrease in gold and silver ounces sold.

For the six months ended December 31, 2022, the Direct-to-Consumer average order value increased by $29, or 1.2%, to $2,361 from $2,332 in 2021.

Gross Profit — Direct-to-Consumer

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands, except performance metric
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$36,553	8.120%	$36,982	6.853%	$(429)	(1.2)%

Gross profit for the three months ended December 31, 2022 decreased by $0.4 million, or 1.2%, to $36.6 million from $37.0 million in 2021. The decrease in gross profit was mainly due to a lower ticket volume, partially offset by an increase in gross profit margin percentage.

For the three months ended December 31, 2022, the Direct-to-Consumer segment's profit margin percentage increased by 126.6 basis points to 8.120% from 6.853% in 2021. The increase in the gross profit margin percentage was mainly due to the improved gross profit percentages of JMB, partially offset by the lower gross profit percentage of Goldline and PMPP.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands, except performance metric
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Gross profit	$78,639	8.954%	$67,442	6.401%	$11,197	16.6%

Gross profit for the six months ended December 31, 2022 increased by $11.2 million, or 16.6%, to $78.6 million from $67.4 million in 2021. The increase in gross profit was mainly due to an increase gross profit margin percentage, partially offset by a lower ticket volume.

For the six months ended December 31, 2022, the Direct-to-Consumer segment's profit margin percentage increased by 255.3 basis points to 8.954% from 6.401% in 2021. The increase in the gross profit margin percentage was mainly due to the improved gross profit percentages of JMB and PMPP, partially offset by the lower gross profit percentage of Goldline.

Selling, General and Administrative Expense — Direct-to-Consumer

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(10,724)	(2.382%)	$(9,455)	(1.752%)	$1,269	13.4%

Selling, general and administrative expenses for the three months ended December 31, 2022 increased $1.3 million, or 13.4%, to $10.7 million from $9.5 million in 2021. The change was primarily due to (i) an increase in compensation expense (including performance-based accruals) of $1.0 million, (ii) higher advertising costs of $1.0 million, (iii) an increase in computer-related expenses of $0.1 million, and (ii) an increase in insurance costs of $0.1 million, partially offset by (iii) lower consulting and professional fees of $1.1 million.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Selling, general and administrative expenses	$(20,725)	(2.360%)	$(16,994)	(1.613%)	$3,731	22.0%

Selling, general and administrative expenses for the six months ended December 31, 2022 increased $3.7 million, or 22.0%, to $20.7 million from $17.0 million in 2021. The change was primarily due to (i) an increase in compensation expense (including performance-based accruals) of $2.2 million, (ii) higher advertising costs of $1.6 million, (iii) an increase in computer-related expenses of $0.2 million, and (ii) an increase in insurance costs of $0.2 million, partially offset by (iii) lower consulting and professional fees of $0.8 million.

Depreciation and amortization expense — Direct-to-Consumer

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(2,934)	(0.652%)	$(7,943)	(1.472%)	$(5,009)	(63.1)%

Depreciation and amortization expense for the three months ended December 31, 2022, decreased $5.0 million, or 63.1%, to $2.9 million from $7.9 million in 2021. The change was primarily due to a $5.0 million decrease in JMB’s intangible asset amortization expense.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Depreciation and amortization expense	$(5,812)	(0.662%)	$(15,894)	(1.509%)	$(10,082)	(63.4%)

Depreciation and amortization expense for the six months ended December 31, 2022, decreased $10.1 million, or 63.4%, to $5.8 million from $15.9 million in 2021. The change was primarily due to a $10.1 million decrease in JMB’s intangible asset amortization expense.

Interest expense — Direct-to-Consumer

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(966)	(0.215%)	$(536)	(0.099%)	$430	80.2%

Interest expense for the three months ended December 31, 2022 increased $0.4 million to $1.0 million from $0.5 million in 2021. The increase is related to JMB’s increased product financing activity with A-Mark.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of revenue	$	% of revenue	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(1,733)	(0.197%)	$(1,359)	(0.129%)	$374	27.5%

Interest expense for the six months ended December 31, 2022 increased $0.4 million to $1.7 million from $1.4 million in 2021. The increase is related to JMB’s increased product financing activity with A-Mark.

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC ("CFC"), AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”).

— Secured Lending Segment

The operating results of our Secured Lending segment for the three months ended December 31, 2022 and 2021 are as follows:

Overview of Results of Operations for the Three Months Ended December 31, 2022 and 2021

in thousands, except performance metrics
Three Months Ended December 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,170	100.000%	$2,608	100.000%	$(438)	(16.8%)
Interest expense	(1,860)	(85.714%)	(2,280)	(87.423%)	$(420)	(18.4%)
Selling, general and administrative expenses	(518)	(23.871%)	(395)	(15.146%)	$123	31.1%
Depreciation and amortization expense	(88)	(4.055%)	(88)	(3.374%)	$—	—%
Other income, net	775	35.714%	433	16.603%	$342	79.0%
Net income before provision for income taxes	$479	22.074%	$278	10.660%	$201	72.3%

Performance Metric:
Number of secured loans at period end(1)	1,049		2,393		(1,344)	(56.2%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Six Months Ended December 31, 2022 and 2021

— Secured Lending Segment

The operating results of our Secured Lending segment for the six months ended December 31, 2022 and 2021 are as follows:

in thousands, except performance metrics
Six Months Ended December 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$4,600	100.000%	$5,130	100.000%	$(530)	(10.3%)
Interest expense	(3,916)	(85.130%)	(4,492)	(87.563%)	$(576)	(12.8%)
Selling, general and administrative expenses	(923)	(20.065%)	(851)	(16.589%)	$72	8.5%
Depreciation and amortization expense	(176)	(3.826%)	(176)	(3.431%)	$—	—%
Earnings from equity method investments	2	0.043%	—	—%	$2	—%
Other income, net	1,302	28.304%	842	16.413%	$460	54.6%
Net income before provision for income taxes	$889	19.326%	$453	8.830%	$436	96.2%

Performance Metric:
Number of secured loans at period end(1)	1,049		2,393		(1,344)	(56.2%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands, except performance metric
Three Months Ended December 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$2,170	100.000%	$2,608	100.000%	$(438)	(16.8%)
Performance Metric
Number of secured loans at period-end	1,049		2,393		(1,344)	(56.2%)

Interest income for the three months ended December 31, 2022 decreased $0.4 million, or 16.8%, to $2.2 million from $2.6 million in 2021. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current year as compared to the average monthly loan balances for the prior year. The number of secured loans outstanding decreased by 1,344, or 56.2%, to 1,049 from 2,393 as of December 31, 2021.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands, except performance metric
Six Months Ended December 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest income	$4,600	100.000%	$5,130	100.000%	$(530)	(10.3%)
Performance Metric
Number of secured loans at period-end	1,049		2,393		(1,344)	(56.2%)

Interest income for the six months ended December 31, 2022 decreased $0.5 million, or 10.3%, to $4.6 million from $5.1 million in 2021. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current year as compared to the average monthly loan balances for the prior year. The number of secured loans outstanding decreased by 1,344, or 56.2% to 1,049 from 2,393 as of December 31, 2021.

Interest Expense — Secured Lending

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(1,860)	(85.714%)	$(2,280)	(87.423%)	$(420)	(18.4%)

Interest expense for the three months ended December 31, 2022 decreased $0.4 million, or 18.4%, to $1.9 million from $2.3 million in 2021. The change in interest expense was primarily due to lower loan servicing costs of $0.2 million and lower interest expense of $0.2 million associated with our Trading Credit Facility and the AMCF Notes (including amortization of debt issuance costs).

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Interest expense	$(3,916)	(85.130%)	$(4,492)	(87.563%)	$(576)	(12.8%)

Interest expense for the six months ended December 31, 2022 decreased $0.6 million, or 12.8%, to $3.9 million from $4.5 million in 2021. The change in interest expense was primarily due to lower loan servicing costs of $0.4 million and lower interest expense of $0.2 million associated with our Trading Credit Facility and the AMCF Notes (including amortization of debt issuance costs).

Selling, General and Administrative Expenses — Secured Lending

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(518)	(23.871%)	$(395)	(15.146%)	$123	31.1%

Selling, general, and administrative expenses for the three months ended December 31, 2022 increased $0.1 million, or 31.1%, to $0.5 million from $0.4 million in 2021. The change in selling, general, and administrative expenses is not significant.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Selling, general, and administrative expenses	$(923)	(20.065%)	$(851)	(16.589%)	$72	8.5%

Selling, general, and administrative expenses for the six months ended December 31, 2022 increased $0.1 million, or 8.5%, to $0.9 million from $0.9 million in 2021. The change in selling, general, and administrative expenses is not significant.

Other Income, net — Secured Lending

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$775	35.714%	$433	16.603%	$342	79.0%

Other income, net for the three months ended December 31, 2022 increased $0.3 million, or 79.0%, to $0.8 million from $0.4 million in 2021. The increase was due to higher royalty income earned.

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022		2021		$	%
	$	% of interest income	$	% of interest income	Increase/ (decrease)	Increase/ (decrease)
Other income, net	$1,302	28.304%	$842	16.413%	$460	54.6%

Other income, net for the six months ended December 31, 2022 increased $0.5 million, or 54.6%, to $1.3 million from $0.8 million in 2021. The increase was due to higher royalty income earned.

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

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

The following tables reconcile this non-GAAP financial measure to its most closely comparable U.S. GAAP measure on our financial statements for the three months ended December 31, 2022 and 2021.

in thousands
Three Months Ended December 31,	2022	2021	$	%
	$	$	Increase/ (decrease)	Increase/ (decrease)
Net income before provision for income taxes	$43,147	$40,692	$2,455	6.0%
Adjustments:
Acquisition costs	64	9	$55	611.1%
Amortization of acquired intangibles	2,763	7,872	$(5,109)	(64.9%)
Depreciation expense	497	386	$111	28.8%
Adjusted net income before provision for income taxes (non-GAAP)	$46,471	$48,959	$(2,488)	(5.1%)

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

The following tables reconcile this non-GAAP financial measure to its most closely comparable U.S. GAAP measure on our financial statements for the six months ended December 31, 2022 and 2021.

in thousands
Six Months Ended December 31,	2022	2021	$	%
	$	$	Increase/ (decrease)	Increase/ (decrease)
Net income before provision for income taxes	$101,155	$73,485	$27,670	37.7%
Adjustments:
Acquisition costs	146	53	$93	175.5%
Amortization of acquired intangibles	5,474	15,744	$(10,270)	(65.2%)
Depreciation expense	970	785	$185	23.6%
Adjusted net income before provision for income taxes (non-GAAP)	$107,745	$90,067	$17,678	19.6%

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

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

in thousands
Three Months Ended December 31,	2022	2021	$	%
	$	$	Increase/ (decrease)	Increase/ (decrease)
Net income	$33,597	$31,939	$1,658	5.2%
Adjustments:
Interest income	(4,984)	(5,251)	$(267)	(5.1%)
Interest expense	7,236	5,395	$1,841	34.1%
Amortization of acquired intangibles	2,763	7,872	$(5,109)	(64.9%)
Depreciation expense	497	386	$111	28.8%
Income tax expense	9,550	8,753	$797	9.1%
	15,062	17,155	$(2,093)	(12.2%)

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$48,659	$49,094	$(435)	(0.9%)

Reconciliation of EBITDA to Operating Cash Flows:
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$48,659	$49,094	$(435)	(0.9%)
Amortization of loan cost	586	990	$(404)	(40.8%)
Deferred income taxes	451	(1,760)	$2,211	125.6%
Interest added to principal of secured loans	(2)	(4)	$(2)	(50.0%)
Share-based compensation	534	582	$(48)	(8.2%)
Write-down of digital assets	12	—	$12	—%
Earnings from equity method investments	(4,669)	(1,220)	$3,449	282.7%
Income tax expense	(9,550)	(8,753)	$797	9.1%
Interest income	4,984	5,251	$(267)	(5.1%)
Interest expense	(7,236)	(5,395)	$1,841	34.1%
Changes in operating working capital	(361,909)	69,479	$431,388	620.9%
Net cash (used in) provided by operating activities	$(328,140)	$108,264	$436,404	403.1%

Cash Flow Data:
Net cash (used in) provided by operating activities	$(328,140)	$108,264	$436,404	403.1%
Net cash used in investing activities	$(22,033)	$(17,553)	$4,480	25.5%
Net cash provided by (used in) financing activities	$358,037	$(100,968)	$459,005	454.6%

Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

in thousands
Six Months Ended December 31,	2022	2021	$	%
	$	$	Increase/ (decrease)	Increase/ (decrease)
Net income	$78,834	$58,063	$20,771	35.8%
Adjustments:
Interest income	(10,080)	(10,782)	$(702)	(6.5%)
Interest expense	13,366	10,868	$2,498	23.0%
Amortization of acquired intangibles	5,474	15,744	$(10,270)	(65.2%)
Depreciation expense	970	785	$185	23.6%
Income tax expense	22,321	15,422	$6,899	44.7%
	32,051	32,037	$14	0.0%

Earnings before interest, taxes, depreciation, and amortization (EBITDA)	$110,885	$90,100	$20,785	23.1%

Reconciliation of EBITDA to Operating Cash Flows:
Earnings before interest, taxes, depreciation, and amortization (EBITDA)	$110,885	$90,100	$20,785	23.1%
Amortization of loan cost	1,140	1,559	$(419)	(26.9%)
Deferred income taxes	415	(3,183)	$3,598	113.0%
Interest added to principal of secured loans	(6)	(9)	$(3)	(33.3%)
Share-based compensation	1,069	1,055	$14	1.3%
Write-down of digital assets	12	—	$12	—%
Earnings from equity method investments	(7,346)	(2,709)	$4,637	171.2%
Dividends received from equity method investees	551	—	$551	—%
Income tax expense	(22,321)	(15,422)	$6,899	44.7%
Interest income	10,080	10,782	$(702)	(6.5%)
Interest expense	(13,366)	(10,868)	$2,498	23.0%
Changes in operating working capital	(129,631)	(32,774)	$96,857	295.5%
Net cash (used in) provided by operating activities	$(48,518)	$38,531	$87,049	225.9%

Cash Flow Data:
Net cash (used in) provided by operating activities	$(48,518)	$38,531	$87,049	225.9%
Net cash provided by (used in) investing activities	$15,080	$(24,919)	$39,999	160.5%
Net cash provided by (used in) financing activities	$68,154	$(95,665)	$163,819	171.2%

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of December 31, 2022, approximately 82.5% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

Lines of Credit

in thousands
	December 31, 2022	June 30, 2022	December 31, 2022 Compared to June 30, 2022
Lines of credit	$247,000	$215,000	$32,000

Effective December 21, 2021, A-Mark entered into a three-year committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of December 31, 2022, the Trading Credit Facility provided the Company with access up to $350.0 million. The credit facility has a termination date of December 21, 2024.

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	December 31, 2022	June 30, 2022	December 31, 2022 Compared to June 30, 2022
Notes payable — short-term	$94,528	$—	$94,528
Notes payable — long-term	1,752	94,073	(92,321)
	$96,280	$94,073	$2,207

In September 2018, AMCF, a wholly owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "AMCF Notes".) The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%. The AMCF Notes have a maturity date of December 15, 2023. The holders of the AMCF Notes have a first priority security interest in the AMCF's cash, secured loan receivable, precious metals held under financing arrangements, and inventory, which are in excess of the AMCF Notes' aggregate principal amount.

As of December 31, 2022, the condensed consolidated aggregate carrying balance of the AMCF Notes was $94.5 million (which excludes the $5.0 million portion of the Class B Notes that the Company retained), and the remaining unamortized loan cost balance was approximately $0.5 million, which is amortized using the effective interest method through the maturity date. (See Note 15 to the Company’s condensed consolidated financial statements.)

In April 2021, CCP entered into a loan agreement with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards and sports memorabilia to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The term of the CCP Note expires on April 1, 2024 and may be extended by mutual agreement. As of December 31, 2022 and June 30, 2022 the outstanding principal balance of the CCP Note was $1.8 million and $0.0 million. (See Note 14 to the Company’s condensed consolidated financial statements.)

Liabilities on Borrowed Metals

in thousands
	December 31, 2022	June 30, 2022	December 31, 2022 Compared to June 30, 2022
Liabilities on borrowed metals	$31,109	$59,417	$(28,308)

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

Product Financing Arrangements

in thousands
	December 31, 2022	June 30, 2022	December 31, 2022 Compared to June 30, 2022
Product financing arrangements	$347,260	$282,671	$64,589

The Company has agreements with financial institutions and other third parties that allow the Company to transfer its gold and silver inventory to the third-party at an agreed-upon price based on the spot price, which provides alternative sources of liquidity. During the term of the agreement both parties intend for inventory to be returned at an agreed-upon price based on the spot price on the termination (repurchase) date. The third parties charge monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified as interest expense. These transactions do not qualify as sales and therefore are accounted for as financing arrangements and reflected in the Company’s condensed consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales.

Secured Loans Receivable

in thousands
	December 31, 2022	June 30, 2022	December 31, 2022 Compared to June 30, 2022
Secured loans receivable	$102,470	$126,217	$(23,747)

CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins, and graded sports cards and sports memorabilia that affords our customers a convenient means of financing their inventory or collections. (See Note 5 to the Company’s condensed consolidated financial statements.) AMCF also purchases and holds secured loans from CFC to meet its collateral requirements related to the AMCF Notes. (See Note 15 to Company’s condensed consolidated financial statements.) Most of the Company's secured loans are short-term in nature. The renewal of these secured loans is at the discretion of the Company and, as such, provides us with some flexibility in regard to our capital deployment strategies.

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

Subsequent to quarter end, on January 4, 2023, the Company's board of directors also declared a quarterly regular cash dividend of $0.20 per common share to stockholders of record at the close of business on January 16, 2023. The dividend totaling $4.7 million was paid on January 27, 2023 (see Note 20).

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

The following summarizes components of our condensed consolidated statements of cash flows for the six months ended December 31, 2022 and 2021:

in thousands
Six Months Ended	December 31, 2022	December 31, 2021	December 31, 2022 Compared to December 31, 2021
Net cash (used in) provided by operating activities	$(48,518)	$38,531	$(87,049)
Net cash provided by (used in) investing activities	$15,080	$(24,919)	$39,999
Net cash provided by (used in) financing activities	$68,154	$(95,665)	$163,819

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net cash used in operating activities

Operating activities used $48.5 million and provided $38.5 million in cash for the six months ended December 31, 2022 and 2021, respectively, representing an $87.0 million increase in cash used compared to the six months ended December 31, 2021. The increase in cash used was primarily due to changes in working capital, which includes the balances of inventories, precious metals held under financing arrangements, receivables, and derivative liabilities, partially offset by increased net income adjusted for noncash items, as well as offsetting working capital balances of deferred revenue and other advances and derivative assets.

Net cash provided by investing activities

Investing activities provided $15.1 million and used $24.9 million in cash for the six months ended December 31, 2022 and 2021, respectively, representing a $40.0 million increase in cash provided compared to the six months ended December 31, 2021. This period over period increase in cash provided was primarily due to higher cash inflows of $39.3 million associated with the net liquidations of secured loans in the current period and lower current year investing cash outflows associated with equity method and other long-term investment activity of $6.3 million, partially offset by higher investing cash outflows in the current year of $4.5 million related to the acquisition of intangible assets from coin and bullion e-commerce dealer BGASC, as well $0.7 million of tool and die equipment for the Company's mint facility and $0.3 million of other capital expenditures.

Net cash provided by financing activities

Financing activities provided $68.2 million and used $95.7 million in cash for the six months ended December 31, 2022 and 2021, respectively, representing a $163.8 million increase in cash provided compared to the six months ended December 31, 2021. This period over period increase in cash was primarily due to higher inflows from net product financing arrangements of $109.8 million, increased net borrowings of $57.0 million under lines of credit, lower debt issuance costs paid in the current year of $3.9 million, partially offset by increased financing cash outflows related to higher dividends paid of $5.4 million and distributions paid to PMPP's noncontrolling interest holder of $1.0 million.

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

The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under Derivatives and Hedging Topic 815 of the ASC ("ASC 815"). Unrealized gains or losses resulting from our futures and forward contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as derivative assets or liabilities. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures are recorded in cost of sales.

The Company’s net losses on derivative instruments for the three months ended December 31, 2022 and 2021, totaled $15.2 million and $18.4 million, respectively. The Company’s net losses on derivative instruments for the six months ended December 31, 2022 and 2021, totaled $45.4 million and $15.3 million, respectively. These net losses and gains on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of December 31, 2022 and June 30, 2022:

in thousands
	December 31, 2022	June 30, 2022
Inventories	$922,552	$741,018
Precious metals held under financing arrangements	57,287	79,766
	979,839	820,784
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(1,211)	(1,434)
Premium on metals position	(33,698)	(27,059)
Precious metal value not hedged	(34,909)	(28,493)

	944,930	792,291

Commitments at market:
Open inventory purchase commitments	874,982	681,835
Open inventory sales commitments	(512,349)	(497,949)
Margin sale commitments	(20,102)	(26,984)
In-transit inventory no longer subject to market risk	(9,754)	(13,164)
Unhedgeable premiums on open commitment positions	10,786	12,933
Borrowed precious metals	(31,109)	(59,417)
Product financing arrangements	(347,260)	(282,671)
Advances on industrial metals	1,098	768
	(33,708)	(184,649)

Precious metal subject to price risk	911,222	607,642

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	612,743	278,326
Precious metals futures contracts at market values	291,750	326,713
Total market value of derivative financial instruments	904,493	605,039

Net precious metals subject to commodity price risk	$6,729	$2,603

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of December 31, 2022, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

Commitments and Contingencies

Refer to Note 16 to the Company’s condensed consolidated financial statements for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2022 and June 30, 2022, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands
	December 31, 2022	June 30, 2022
Purchase commitments	$874,982	$681,835
Sales commitments	$(512,349)	$(497,949)
Margin sales commitments	$(20,102)	$(26,984)
Open forward contracts	$612,743	$278,326
Open futures contracts	$291,750	$326,713
Foreign exchange forward contracts	$7,587	$9,738

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

Revenue Recognition

The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between the trade and settlement dates, the Company has entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC (“ASC 815”). The Company records the derivative at the trade date with any corresponding unrealized gain (loss), shown as component of cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are settled, the unrealized gains and losses are reversed, and revenue is recognized for contracts that are physically settled. For contracts that are net settled, the realized gains and losses are recorded in cost of sales, with the exception of forward contracts, where their associated realized gains and losses are recorded in revenue and cost of sales, respectively.

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

The Company enters into product financing agreements for the transfer and subsequent option or obligation to reacquire its gold and silver inventory at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, charged by the third-party finance company. During the term of the financing agreement, the third-party company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the termination (repurchase) date. The third-party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified as interest expense. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements, and are reflected in the Company’s condensed consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is restricted) are carried at fair value, with changes in fair value included in cost of sales in the Company’s condensed consolidated statements of income.

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

Goodwill and Other Purchased Intangible Assets

We evaluate goodwill and other indefinite-lived intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC (“ASC 350”). Other finite-lived intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. We may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, a quantitative impairment test is performed. This step requires us to determine the fair value of the business and compare the calculated fair value of a reporting unit with its carrying amount, including goodwill. If through this quantitative analysis the Company determines the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not to be impaired. If the Company concludes that the fair value of the reporting unit is less than its carrying value, a goodwill impairment will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

Income Taxes

As part of the process of preparing the Company’s condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s condensed consolidated balance sheets. (See Note 13 to the Company’s condensed consolidated financial statements for more information on the Company’s accounting for income taxes.)

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

The consequences of the COVID-19 pandemic and other global and macroeconomic events have had an overall positive effect on the demand for our products and ancillary services, the margins that we are able to realize on our products and services and our overall profitability. Our stock price has responded favorably to these unprecedented circumstances as well. While it is not possible to predict with any accuracy future market trends, our business may revert at some point to levels more closely in line with industry activity prior to the COVID-19 outbreak, particularly in the direct-to-consumer business of the Company and its JMB subsidiary. If that were to occur our profitability and the price of our stock could return to more normalized levels as well.

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

We will require adequate sources of liquidity to fund both our existing business and our strategy for expansion, evidenced by our acquisition of JMB and other acquisition activity. Currently, our main sources of liquidity are the cash that we generate from operations, our borrowing availability under the Trading Credit Facility, and the proceeds from our securitization transaction through our subsidiary AM Capital Funding LLC ("AMCF"). There can be no assurance that these sources will be adequate to support the growth that we are hoping to achieve or that additional sources of financing for this purpose, in the form of additional debt or equity financing, will be available to us, on satisfactory terms or at all. Also, the Trading Credit Facility contains, and any future debt financing is likely to contain, various financial and other restrictive covenants. The need to comply with these covenants may limit our ability to implement our growth initiatives.

We may experience supply chain disruptions in our operations.

As a result of various macro-economic factors, including the COVID-19 pandemic, businesses in a variety of industries have experienced difficulty in obtaining the source materials required for their operations. We require coin and other bullion products, particularly products manufactured by government mints, for resale to our customers, and silver for the productions of bullion bars and rounds by our SilverTowne mint. We have multiple sources for obtaining the bullion products which we resell to our customers, and our relationships with major refiners have to date provided us with an adequate source of material for our minting operations. We also maintain a supply of metal in case we experience a shortage of raw materials for our SilverTowne mint. However, while we do not currently anticipate that our business will suffer as a consequence of the current problems in the national and global supply chains, we cannot assure you that this will continue to be the case. Our operations could be adversely impacted if we did not have an adequate source of supply for our SilverTowne mint, particularly if we expand our minting operations to meet increased demand, or if supply chain disruptions significantly interfered with our sources of coin and bullion for resale. If significant supply chain constraints were to occur, we might be required to cut back on our minting operations or we might be unable to timely satisfy customer requirements for coin and bullion products. This could lead to a loss of sales or could adversely impact our reputation.

We are dependent on our key management personnel and our trading experts.

Our strategic vision and performance are dependent on Greg Roberts, our Chief Executive Officer, other members of our senior management and certain other key employees. We have employment agreements with Mr. Roberts and Brian Aquilino, our Chief Operating Officer, which both expire on June 30, 2023, and with Thor Gjerdrum, our President, which expires on June 30, 2025. We also have an employment agreement with Michael Wittmeyer, the Chief Executive Officer of JMB, which terminates on June 30, 2024.

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
•
We engage in transactions with numerous financial counterparties. If these parties were to experience significant financial reversals as a result of a resurgence of the COVID-19 pandemic, these parties may be unable to comply with their financial obligations to us, may cease transacting business with us or could curtail or terminate the credit that they extend to us. While we deal with a significant number of counterparties, we nonetheless have concentration in our customer base. To the extent that a resurgence of the COVID-19 pandemic were to materially and adversely affect the financial condition of customers responsible for a material portion of our revenues, our business could be correspondingly impaired.
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
•
Mints and refineries, including our AMST subsidiary, rely on specialized, armored vehicles provided by third-party commercial services to transport precious metals and numismatics. We also rely on these transportation services to transport our products to and from our customers and from the mints and our other suppliers. During the COVID-19 pandemic, mints, refineries, and we faced transportation challenges and increased transportation costs. Constraints on transportation capacity could impact product availability and higher transportation costs may in the future adversely affect our sales and profitability.

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

The United States and other world economies are currently experiencing high levels of inflation and rising interest rates. Certain investors, including customers of our Direct-to-Consumer segment, may regard precious metal products as a hedge against inflation and rising interest rates, which could positively affect demand for our goods and services. However, inflation may also increase our expenses of operations, which because of the nature of our business we cannot generally pass along to our customers. Our Trading Credit Facility bears interest at a variable rate of interest, so that rising interest rates will also increase our cost of borrowing under that facility, and rising interest rates may also increase the costs under our product financing arrangements, and we may be unable to compensate for these increases through higher interest income received from our counterparties. Also, inflation, together with rising interest rates, may reduce discretionary spending among consumers, thereby reducing product demand in the retail sector.

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

Our AMST subsidiary, which operates our SilverTowne Mint, depends on critical pieces of equipment which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures or business interruptions. AMST’s facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, accidents or violent weather conditions. AMST has insurance to cover certain of the risks associated with equipment damage and resulting business interruption, but there are certain events that would not be covered by insurance, and there can be no assurance that insurance will continue to be available on acceptable terms.

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

Stack’s-Bowers Numismatics, LLC ("Stack's Bowers"), which is primarily engaged in the business of auctions of high-value and rare coins and in coin retailing, is a wholly-owned subsidiary of Spectrum Group International, Inc. ("SGI"), our former parent and a related party. We have engaged in the past, and continue to engage, in transactions with Stack’s Bowers. These transactions include secured lending transactions in which Stack’s Bowers is the borrower, and other transactions involving the purchase and sale of rare coins, including with JMB. SGI and the Company have a common chief executive officer, and the chief executive officer and the general counsel of the Company are board members of SGI. In addition, a majority of the board of directors of the Company has retained an ownership interest in SGI that in the aggregate represents a controlling interest in SGI. All transactions between the Company and Stack’s Bowers are approved by our Audit Committee, and we believe that all such transactions are on terms no less favorable to the Company than would be obtained from an unaffiliated third-party. Nonetheless, these transactions could be perceived as being conflicted.

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

CFC has entered into a securitization financing whereby it has transferred, and may continue from time to time to transfer, to its AMCF subsidiary loans secured by precious metal coins or bullion. AMCF has issued 4.98% Class A Notes due 2023 and 5.98% Class B Notes due 2023 (collectively, the "AMCF Notes") which are secured by these loans and related assets. While the AMCF Notes are non-recourse to the Company or CFC, CFC is required to provide certain warranties concerning the loans and the security interest in the metals collateral securing the loans. In the event the warranties made with respect to any loan are breached and the breach materially and adversely affects the interests of the noteholders, CFC is required to either cure the breach or repurchase the loan within specified a timeframe. If CFC were to default on its repurchase obligations, this could materially adversely affect the business of CFC, and could adversely affect the Company’s future ability to access the credit markets.

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

Although the Company expects to refinance the AMCF Notes, there can be no assurance that it will be able to do so.

The AMCF Notes have a maturity date of December 15, 2023. The Company expects to refinance the AMCF Notes under its Trading Credit Facility, but the Company will require the consent of the lenders under such facility in order to do so, and additional lenders may need to be added to the facility for this purpose. There can be no assurance that the Company will receive the necessary consents or that additional lenders can be identified and joined to the facility. If the AMCF Notes cannot be refinanced using the Trading Credit Facility, the Company may be able to obtain alternative financing for this purpose, including by issuing replacement collateralized notes, although there can be no assurance that the Company would be successful in obtaining such alternative financing. Even if the Company were to be successful in refinancing the AMCF Notes, the interest rate on the replacement financing may be higher than the current rates of the AMCF Notes, making the financing for the Company’s bullion loans more costly. If the Company is unable to refinance the AMCF Notes, not only would it risk the exercise of remedies against the collateral for the AMCF Notes, it could also be deprived of other sources of liquidity necessary to conduct its business, including in particular by the lenders’ exercising their right of termination under the Trading Credit Facility.

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

The Company believes that its Direct-to-Consumer operations are generally conducted in a manner that does not implicate the jurisdiction of the CFTC, as it does not sell products to retail customers for future delivery.
The Commodity Exchange Act (the “CEA”) and the rules and regulations of the CFTC are drafted broadly, however, and practices that the Company does not regard as futures transactions may be regarded as such by the CFTC. The Company and Goldline recently settled an action in which the CFTC alleged, among other things, that certain financing arrangements that were made available to customers constituted off-exchange retail commodity transactions.

Although this matter was settled on terms satisfactory to the Company with no material financial impact, and Goldline has discontinued these particular arrangements and practices, there can be no assurance that the CFTC will not in the future accuse us of violating the CEA or the rules and regulations of the CFTC, or otherwise (along with other federal or state agencies) seek to assert oversight over aspects of our operations which could adversely affect us.

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

In 2020, California passed the California Privacy Rights Act (“CPRA”), effective on January 1, 2023. This law provides California consumers with a high level of transparency and broad rights and choices with respect to their personal information. For example, the CPRA grants consumers privacy rights including the rights of data correction and data portability, the right to limit the Company’s use of a new subset of personal information called “sensitive personal information” that requires heightened protections, and the right to appeal the Company’s response to an individual’s exercise of these new or existing privacy rights. The “personal information” regulated by CPRA is broadly defined to include identification or association with a California consumer or household, including demographics, usage, transactions and inquiries, preferences, inferences drawn to create a profile about a consumer, and education information. Compliance with CPRA requires the implementation of a series of operational measures such as preparing data maps, inventory, or other records of all personal information pertaining to California residents, households and devices, as well as information sources, usage, storage, and sharing, maintaining and updating detailed disclosures in privacy policies, establishing mechanisms (including, at a minimum, a toll-free telephone number and an online channel) to respond to consumers’ data access, deletion, portability, and opt-out requests, providing a clear and conspicuous “Do Not Sell My Personal Information” link on the home page of the business’ website, etc. CPRA prohibits businesses from discriminating against consumers who have opted out of the sale of their personal information, subject to a narrow exception. Failure to comply with the CPRA can result in civil penalties up to $7,500 per violation or actual damages suffered by a consumer.

Colorado, Virginia, Utah, and Connecticut also recently passed comprehensive privacy laws that will take effect in 2023. These new U.S. privacy laws have some provisions and requirements similar to the CPRA However, preparing to comply with the varying requirements of these laws has already subjected the Company to costs and legal fees and will subject the Company to additional costs and risks as they take effect. For example, these laws may limit the Company’s ability to use personal information for advertising purposes. These laws may also limit the Company’s ability to process sensitive personal information, which includes financial data, account information, identification card numbers, social security numbers, and precise geolocation. The Company will have to update is policies, notices, procedures, and permissions in response to these new privacy laws. The Company may also have to update its advertising practices. Failure to comply with the Virginia and Utah privacy laws can result in civil penalties up to $7,500 per violation. Failure to comply with the Connecticut privacy law can result in civil penalties up to $5,000 per violation. Failure to comply with the Colorado privacy law can result in civil penalties up to $20,000 per violation.

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

Risks Relating to Our Common Stock

We may not continue to pay any dividends in the future.

A-Mark’s board of directors recently adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The initial quarterly cash dividend under the policy was paid on October 24, 2022 to stockholders of record as of October 10, 2022. The most recent cash dividend under the policy was paid on January 27, 2023 to stockholders of record as of January 16, 2023. The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

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

Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain certain anti-takeover provisions that could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of the Company without negotiating with our board of directors. Such provisions could limit the price that certain investors might be willing to pay in the future for the Company’s securities. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the common stock, impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions and set forth rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings.

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

We maintain significant amounts of customer data on our systems, and certain third-party providers have access to confidential data concerning the Company. A breach of customer data maintained by the Company or third-party providers could damage our reputation and result in costs, fines and lawsuits. Our procedures to protect against unauthorized access to secured data may be inadequate to safeguard against all data security breaches.

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

Third-party expectations relating to Environment, Social and Governance (“ESG”) factors may impose additional costs and expose us to new risks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1,000,000 shares of its common stock from time to time, either in the open market or in block purchase transactions. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. As of December 31, 2022, no shares had been repurchased under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
10.1 *

Fourth Amendment to Credit Agreement, effective as of December 8, 2022, by and among A-Mark Precious Metals, Inc., the Lenders party thereto, CIBC Bank USA, as administrative agent for the Lenders, and certain other parties thereto.

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

A-MARK PRECIOUS METALS, INC.
Date:	February 7, 2023	By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	Chief Executive Officer
(Principal Executive Officer)

A-MARK PRECIOUS METALS, INC.
Date:	February 7, 2023	By:	/s/ Kathleen Simpson-Taylor
			Name:	Kathleen Simpson-Taylor
			Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	February 7, 2023
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	February 7, 2023
Kathleen Simpson-Taylor	(Principal Financial Officer)