Form 10-Q
period 2023-03-31
A-Mark Precious Metals, Inc.
filed 2023-05-10
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 23,260,606 shares of common stock, par value $0.01 per share outstanding.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2023

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to the Condensed Consolidated Financial Statements and Notes thereof

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data)

	March 31, 2023	June 30, 2022
	(unaudited)
ASSETS
Current assets
Cash(1)	$78,101	$37,783
Receivables, net	90,076	97,040
Derivative assets	58,456	91,743
Secured loans receivable(1)	96,856	126,217
Precious metals held under financing arrangements(1)	24,014	79,766
Inventories:
Inventories(1)	675,414	458,347
Restricted inventories	292,104	282,671
	967,518	741,018
Income tax receivable	861	—
Prepaid expenses and other assets(1)	8,460	7,558
Total current assets	1,324,342	1,181,125
Operating lease right of use assets	5,410	6,482
Property, plant, and equipment, net	11,473	9,845
Goodwill	100,943	100,943
Intangibles, net	64,281	67,965
Long-term investments	80,995	70,828
Other long-term assets	5,459	5,471
Total assets	$1,592,903	$1,442,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Lines of credit	$230,000	$215,000
Liabilities on borrowed metals	25,730	59,417
Product financing arrangements	292,104	282,671
Accounts payable and other payables	10,164	6,127
Deferred revenue and other advances	253,688	175,545
Derivative liabilities	83,330	75,780
Accrued liabilities(1)	19,763	21,813
Income tax payable	—	382
Notes payable(1)	94,644	—
Total current liabilities	1,009,423	836,735
Notes payable (2)	1,752	94,073
Deferred tax liabilities	14,788	15,408
Other liabilities	4,802	5,972
Total liabilities	1,030,765	952,188
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of March 31, 2023 and June 30, 2022	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 23,596,341 and 23,379,888 shares issued and 23,260,606 and 23,379,888 shares outstanding as of March 31, 2023 and June 30, 2022, respectively	236	234
Treasury stock, 335,735 and 0 shares at cost as of March 31, 2023 and June 30, 2022, respectively	(9,762)	—
Additional paid-in capital	168,253	166,526
Accumulated other comprehensive loss	(1,229)	—
Retained earnings	403,473	321,849
Total A-Mark Precious Metals, Inc. stockholders’ equity	560,971	488,609
Noncontrolling interest	1,167	1,862
Total stockholders’ equity	562,138	490,471
Total liabilities, noncontrolling interest and stockholders’ equity	$1,592,903	$1,442,659

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

(amounts in thousands; unaudited)

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

	March 31, 2023	June 30, 2022
ASSETS OF THE CONSOLIDATED VIE
Cash	$1,578	$3,264
Secured loans receivable	48,632	92,246
Precious metals held under financing arrangements	17,865	13,524
Inventories	50,106	4,752
Prepaid expenses and other assets	28	23
Total assets of the consolidated variable interest entity	$118,209	$113,809
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$27,572	$21,081
Accrued liabilities	594	832
Notes payable(2)	99,644	99,073
Total liabilities of the consolidated variable interest entity	$127,810	$120,986

(1)
This is an intercompany balance, which is eliminated in consolidation and hence is not shown on the condensed consolidated balance sheets.
(2)
$5.0 million of the AMCF Notes are held by the Company, which is eliminated in consolidation and hence is not shown on the condensed consolidated balance sheets.

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data; unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues	$2,317,150	$2,109,115	$6,167,206	$6,069,450
Cost of sales	2,241,652	2,037,032	5,951,147	5,875,435
Gross profit	75,498	72,083	216,059	194,015
Selling, general, and administrative expenses	(23,841)	(20,494)	(62,438)	(55,884)
Depreciation and amortization expense	(3,340)	(7,548)	(9,784)	(24,077)
Interest income	6,087	5,343	16,167	16,125
Interest expense	(9,237)	(5,429)	(22,603)	(16,297)
Earnings (losses) from equity method investments	(70)	1,608	7,276	4,317
Other income, net	641	493	2,001	1,335
Unrealized gains (losses) on foreign exchange	35	(135)	250	(128)
Net income before provision for income taxes	45,773	45,921	146,928	119,406
Income tax expense	(9,775)	(8,375)	(32,096)	(23,797)
Net income	35,998	37,546	114,832	95,609
Net income attributable to noncontrolling interest	78	164	306	409
Net income attributable to the Company	$35,920	$37,382	$114,526	$95,200
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$1.53	$1.64	$4.89	$4.19
Diluted	$1.46	$1.53	$4.64	$3.92

Weighted average shares outstanding:
Basic	23,421,300	22,859,600	23,435,700	22,712,800
Diluted	24,655,400	24,425,800	24,690,900	24,275,200

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data; unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Treasury Stock		Total A-Mark Precious Metals, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2021	22,459,314	$113	$150,420	$212,090	$—	—	$—	$362,623	$1,319	$363,942
Net income	—	—	—	26,024	—	—	—	26,024	100	26,124
Share-based compensation	—	—	473	—	—	—	—	473	—	473
Exercise of share-based awards	120,630	—	762	—	—	—	—	762	—	762
Net settlement of share-based awards	670	—	(13)	—	—	—	—	(13)	—	(13)
Common stock issued for increase in long-term investments	123,180	1	2,977	—	—	—	—	2,978	—	2,978
Dividends declared ($1.00 per common share)	—	—	—	(22,639)	—	—	—	(22,639)	—	(22,639)
Balance, September 30, 2021	22,703,794	114	154,619	215,475	—	—	—	370,208	1,419	371,627
Net income	—	—	—	31,794	—	—	—	31,794	145	31,939
Share-based compensation	—	—	582	—	—	—	—	582	—	582
Exercise of share-based awards	624	—	652	—	—	—	—	652	—	652
Net settlement of share-based awards	114,840	1	(13)	—	—	—	—	(12)	—	(12)
Balance, December 31, 2021	22,819,258	115	155,840	247,269	—	—	—	403,224	1,564	404,788
Net income	—	—	—	37,382	—	—	—	37,382	164	37,546
Share-based compensation	—	—	573	—	—	—	—	573	—	573
Exercise of share-based awards	208,344	1	592	—	—	—	—	593	—	593
Net settlement of share-based awards	418	—	(8)	—	—	—	—	(8)	—	(8)
Balance, March 31, 2022	23,028,020	$116	$156,997	$284,651	$—	—	$—	$441,764	$1,728	$443,492

Balance, June 30, 2022	23,379,888	$234	$166,526	$321,849	$—	—	$—	$488,609	$1,862	$490,471
Net income	—	—	—	45,125	—	—	—	45,125	112	45,237
Share-based compensation	—	—	535	—	—	—	—	535	—	535
Earnings distribution paid to noncontrolling interest	—	—	—	—	—	—	—	—	(1,001)	(1,001)
Cumulative translation adjustment, net of tax	—	—	—	—	52	—	—	52	—	52
Common stock issued as employee compensation	10,500	—	293	—	—	—	—	293	—	293
Exercise of share-based awards	3,333	—	63	—	—	—	—	63	—	63
Net settlement of share-based awards	59,618	1	(1,606)	—	—	—	—	(1,605)	—	(1,605)
Dividends declared ($1.00 per common share)	—	—	3	(23,468)	—	—	—	(23,465)	—	(23,465)
Dividends declared ($0.20 per common share)	—	—	—	(4,690)	—	—	—	(4,690)	—	(4,690)
Balance, September 30, 2022	23,453,339	235	165,814	338,816	52	—	—	504,917	973	505,890
Net income	—	—	—	33,481	—	—	—	33,481	116	33,597
Share-based compensation	—	—	534	—	—	—	—	534	—	534
Cumulative translation adjustment, net of tax	—	—	—	—	(1,103)	—	—	(1,103)	—	(1,103)
Exercise of share-based awards	73,336	1	661	—	—	—	—	662	—	662
Net settlement of share-based awards	3,296	—	—	—	—	—	—	—	—	—
Balance, December 31, 2022	23,529,971	236	167,009	372,297	(1,051)	—	—	538,491	1,089	539,580
Net income	—	—	—	35,920	—	—	—	35,920	78	35,998
Share-based compensation	—	—	538	—	—	—	—	538	—	538
Cumulative translation adjustment, net of tax	—	—	—	—	(178)	—	—	(178)	—	(178)
Exercise of share-based awards	66,370	—	700	—	—	—	—	700	—	700
Repurchases of common stock	—	—	—	—	—	(335,735)	(9,762)	(9,762)	—	(9,762)
Dividends declared ($0.20 per common share)	—	—	6	(4,744)	—	—	—	(4,738)	—	(4,738)
Balance, March 31, 2023	23,596,341	$236	$168,253	$403,473	$(1,229)	(335,735)	$(9,762)	$560,971	$1,167	$562,138
See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands; unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$114,832	$95,609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,784	24,077
Amortization of loan cost	1,628	2,089
Deferred income taxes	(251)	(4,563)
Interest added to principal of secured loans	(10)	(13)
Share-based compensation	1,607	1,628
Write-down of digital assets	12	50
Earnings from equity method investments	(7,276)	(4,317)
Dividends received from equity method investees	551	—
Changes in assets and liabilities:
Receivables	6,964	23,364
Secured loans receivable	1,012	747
Secured loans made to affiliates	—	(1,989)
Derivative assets	33,287	18,563
Income tax receivable	(861)	—
Precious metals held under financing arrangements	55,752	67,292
Inventories	(226,500)	(306,244)
Prepaid expenses and other assets	(1,488)	(1,923)
Accounts payable and other payables	4,037	20,240
Deferred revenue and other advances	78,143	(1,335)
Derivative liabilities	7,550	17,244
Liabilities on borrowed metals	(33,687)	(24,042)
Accrued liabilities	(1,455)	2,569
Income tax payable	(382)	(4,748)
Net cash provided by (used in) operating activities	43,249	(75,702)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(3,227)	(2,106)
Purchase of long-term investments	(5,540)	(6,750)
Purchase of intangible assets	(4,500)	—
Secured loans receivable, net	28,359	(31,615)
Purchase of digital assets	—	(250)
Net cash provided by (used in) investing activities	15,092	(40,721)
Cash flows from financing activities:
Product financing arrangements, net	9,433	(1,581)
Dividends paid	(32,794)	(22,639)
Distributions paid to noncontrolling interest	(1,001)	—
Net borrowings and repayments under lines of credit	15,000	70,000
Repayments on notes payable to related party	(2,135)	—
Repurchases of common stock	(9,762)	—
Proceeds from issuance of related party note	3,887	—
Debt funding issuance costs	(471)	(4,187)
Proceeds from the exercise of share-based awards	1,425	2,007
Payments for tax withholding related to net settlement of share-based awards	(1,605)	(33)
Net cash (used in) provided by financing activities	(18,023)	43,567
Net increase (decrease) in cash	40,318	(72,856)
Cash, beginning of period	37,783	101,405
Cash, end of period	$78,101	$28,549
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$20,829	$15,244
Income taxes paid	$33,725	$33,108
Income taxes refunded	$(117)	$—
Non-cash investing and financing activities:
Declared distributions and unpaid dividends	$98	$—
Fair value of shares exchanged for increase in long-term investment	$—	$2,978
Addition of right of use assets under operating lease obligations	$—	$2,013

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

Basis of Presentation

The condensed consolidated financial statements comprise those of A-Mark Precious Metals, Inc. ("A-Mark", also referred to as "we", "us", and the "Company"), its wholly-owned consolidated subsidiaries (including a wholly-owned variable interest entity), and its joint venture in which the Company has a controlling interest.

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

Wholesale Sales & Ancillary Services

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), and AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint").

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

Through its wholly-owned subsidiary AMST, the Company designs and produces minted silver products. Our Silver Towne Mint operations allow us to provide greater product selection to our customers as well as to gain increased access to silver during volatile market environments, which have historically created higher demand for precious metals products.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”). As of March 31, 2023, JMB has six wholly-owned subsidiaries: Buy Gold and Silver Corp. ("BGASC"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Goldline Metal Buying Corp. (“GMBC”), Provident Metals Corp. (“PMC”), and Cybermetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these Notes to “JMB” may include: BGASC, GPG, Silver.com, GMBC, PMC, and CyberMetals, and references to “Goldline” may include AMIP and PMPP.

JM Bullion, Inc.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites. As of March 31, 2023, JMB operated seven separately branded, company-owned websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, BGASC.com, Cybermetals.com, GoldPrice.org, and SilverPrice.org. Typically, JMB offers approximately 4,000 different products during a fiscal year, measured by stock keeping units or SKUs, on its websites. This number can vary over time, particularly when demand is high and certain SKUs may be out of stock.

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

Comprehensive Income

Our other comprehensive income and losses are comprised of unrealized gains and losses associated with the translation of foreign-based equity method investments which are shown in our condensed consolidated statements of stockholders' equity.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2022 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2022 Annual Report.

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

AMCF, a wholly owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities. The Company has various forms of on-going involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of March 31, 2023 and June 30, 2022, are indicated on the table that follows the condensed consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and June 30, 2022.

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

ASC 326 provides a practical expedient for assets secured by collateral when repayment is expected to be provided substantially through the sale of the collateral in the event of the borrower's financial difficulty. In these arrangements, a reporting entity may estimate the expected credit losses by comparing the fair value of the collateral as of the balance sheet date to the asset’s amortized cost basis. In situations when the fair value of the collateral is equal to or greater than the amortized cost, a reporting entity may determine that there are no expected credit losses. The Company applies the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for its secured loan receivables activity. The Company has not historically experienced credit losses related to its lending activity, and since it does not expect any future losses, no allowance has been recorded for this asset class.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of March 31, 2023 and June 30, 2022, precious metals held under financing arrangements totaled $24.0 million and $79.8 million respectively.

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

Evaluation of goodwill for impairment

The Company has the option to first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. A qualitative assessment includes analyzing current economic indicators associated with a particular reporting unit such as changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. If the qualitative assessment indicates it is not more likely than not that goodwill is impaired, no further testing is required.

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

Long-Term Investments

Investments in privately-held entities are accounted for using the equity method when the Company has significant influence, but not control over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors are considered in determining whether the equity method of accounting is appropriate. Under the equity method, the carrying values of these investments are adjusted to reflect our proportionate share of the investee's net income or loss, any unrealized gain or loss resulting from the translation of foreign-denominated financial statements into U.S. dollars, and dividends received. We use the cumulative earnings approach for classifying dividends received in the statements of cash flows. Under the cumulative earnings approach, we compare the distributions received to cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of capital and classified in investing activities. The basis difference between the carrying value and our proportionate share of the equity method investment's book value is primarily related to consideration paid in excess of the stepped-up basis of assets and liabilities on the date of purchase.

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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an on-going evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments were VIEs as of March 31, 2023 and June 30, 2022.

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

As of March 31, 2023 and June 30, 2022, the carrying balance of our digital assets was $0.2 million and $0.2 million respectively, which is shown net of cumulative write-downs of $0.2 million and $0.2 million, respectively. As of March 31, 2023 and June 30, 2022, the fair market value of such digital assets held was $0.2 million and $0.2 million, respectively. For the three and nine months ended March 31, 2023, the Company had insignificant write-downs on such digital assets and had no realized gains or losses related to the sale of digital assets.

Option to Acquire Additional Interest in a Long-Term Investment

On June 27, 2022, the Company acquired an additional 40% interest in Silver Gold Bull, Inc. (See Note 10.) Also included in this acquisition was an option, which is exercisable between December 2023 and September 2024, to purchase an additional 27.6% of the outstanding equity of Silver Gold Bull, Inc. to bring the Company's ownership interest up to 75.0%. As of March 31, 2023 and June 30, 2022, the fair value of the option was $5.3 million and $5.3 million, respectively.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. The direct costs incurred to acquire treasury stock are treated like stock issue costs and added to the cost of the treasury stock, which includes applicable fees and taxes. There have been no reissuances of treasury stock.

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

Hedging Activities

The value of our inventory and our purchase and sale commitments are linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity forward contracts with credit worthy financial institutions or futures contracts traded on national futures exchanges. The Company hedges by each commodity type (gold, silver, platinum, and palladium). All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions.

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

The Company enters into forward and futures contracts solely for the purpose of hedging our inventory holding risk and our liability on price protection programs, and not for speculative market purposes. The Company’s gains and losses on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the condensed consolidated statements of income. (See Note 12.)

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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of the AMCF Notes have been included as a component of the carrying amount of the debt, and Trading Credit Facility debt issuance costs are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $0.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. Amortization of debt issuance costs included in interest expense was $1.6 million and $2.1 million for the nine months ended March 31, 2023 and 2022, respectively.

Earnings (Losses) from Equity Method Investments

The Company's proportional interest in the reported earnings and losses from equity method investments is shown on the condensed consolidated statements of income as earnings (losses) from equity method investments.

Other Income, Net

The Company's other income and expense is comprised of royalty and consulting income, which is recognized when earned.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $3.9 million and $3.3 million, respectively, for the three months ended March 31, 2023 and 2022. Advertising costs totaled $11.6 million and $9.1 million, respectively, for the nine months ended March 31, 2023 and 2022. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs incurred totaled $6.8 million and $6.8 million, respectively, for the three months ended March 31, 2023 and 2022. Shipping and handling costs incurred totaled $20.6 million and $18.9 million, respectively, for the nine months ended March 31, 2023 and 2022.

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

Income Taxes

As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s condensed consolidated balance sheets. See Note 13 for more information on the Company’s accounting for income taxes.

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

A reconciliation of shares used in calculating basic and diluted earnings per common share for the three and nine months ended March 31, 2023 and 2022 is presented below.

in thousands
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Basic weighted-average shares of common stock outstanding	23,421	22,860	23,436	22,713
Effect of common stock equivalents	1,234	1,566	1,255	1,562
Diluted weighted-average shares outstanding	24,655	24,426	24,691	24,275

Actual common shares outstanding totaled 23,260,606 and 23,028,020 as of March 31, 2023 and 2022, respectively.

Recently Adopted Accounting Pronouncements and Auditing Standards

From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments - Credit Loss (Topic 326), which updates the guidance on recognition and measurement of credit losses for financial assets. The new guidance, known as the current expected credit loss model ("CECL"), requires entities to adopt an impairment model based on expected losses rather than incurred losses. This update was effective for the Company on July 1, 2022 (for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years). The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2018-19, 2019-05, 2019-10, 2019-11, 2020-02, and 2022-02. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. The Company does not have a history of credit losses. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The Company’s AMCF Notes are reported at their aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying condensed consolidated balance sheets. The fair value of the AMCF Notes is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk. The following table presents the carrying amounts and estimated fair values of the Company’s AMCF Notes as of March 31, 2023 and June 30, 2022:

in thousands
	March 31, 2023		June 30, 2022
	Carrying Amount	Fair value	Carrying Amount	Fair value
AMCF Notes	$94,644	$91,441	$94,073	$92,398

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

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and June 30, 2022, aggregated by each fair value hierarchy level:

in thousands
	March 31, 2023
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$966,564	$—	$—	$966,564
Precious metals held under financing arrangements	24,014	—	—	24,014
Derivative assets — open sale and purchase commitments, net	56,624	—	—	56,624
Derivative assets — forward contracts	1,832	—	—	1,832
Option to purchase interest in a long-term investment	—	—	5,300	5,300
Total assets, valued at fair value	$1,049,034	$—	$5,300	$1,054,334
Liabilities:
Liabilities on borrowed metals	$25,730	$—	$—	$25,730
Product financing arrangements	292,104	—	—	292,104
Derivative liabilities — open sale and purchase commitments, net	10,599	—	—	10,599
Derivative liabilities — margin accounts	5,564	—	—	5,564
Derivative liabilities — futures contracts	10,071	—	—	10,071
Derivative liabilities — forward contracts	57,096	—	—	57,096
Total liabilities, valued at fair value	$401,164	$—	$—	$401,164

(1)
Commemorative coin inventory totaling $1.0 million is held at lower of cost or realizable value, and thus is excluded from the inventories balance shown in this table.

in thousands
	June 30, 2022
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$739,584	$—	$—	$739,584
Precious metals held under financing arrangements	79,766	—	—	79,766
Derivative assets — open sale and purchase commitments, net	27,423	—	—	27,423
Derivative assets — futures contracts	20,245	—	—	20,245
Derivative assets — forward contracts	44,075	—	—	44,075
Option to purchase interest in a long-term investment	—	—	5,300	5,300
Total assets, valued at fair value	$911,093	$—	$5,300	$916,393
Liabilities:
Liabilities on borrowed metals	$59,417	$—	$—	$59,417
Product financing arrangements	282,671	—	—	282,671
Derivative liabilities — open sale and purchase commitments, net	70,564	—	—	70,564
Derivative liabilities — margin accounts	4,686	—	—	4,686
Derivative liabilities — forward contracts	530	—	—	530
Total liabilities, valued at fair value	$417,868	$—	$—	$417,868

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

The fair value of the Company's digital assets is determined quarterly in accordance with ASC 820 and is based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). When the quoted prices on active exchanges decrease and indicate that it is more likely than not that our digital assets are impaired, we consider the lowest market price of one unit of digital asset quoted on the active exchange since acquiring the digital asset. If the then current carrying value of a digital asset exceeds the fair value so determined, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the price determined. As of March 31, 2023, the carrying amounts and estimated fair values of the Company’s digital assets totaled $0.2 million and $0.2 million, respectively. As of June 30, 2022, the carrying amounts and estimated fair values of the Company’s digital assets totaled $0.2 million and $0.2 million, respectively.

4. RECEIVABLES

Receivables consisted of the following as of March 31, 2023 and June 30, 2022:

in thousands
	March 31, 2023	June 30, 2022
Customer trade receivables	$41,070	$59,066
Wholesale trade advances	19,362	27,675
Due from brokers and other	29,644	10,299
	$90,076	$97,040

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

Due from Brokers and Other. Due from brokers and other consists of the margin requirements held at brokers related to open futures contracts (see Note 12) and other receivables.

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans as of March 31, 2023 and June 30, 2022:

in thousands
	March 31, 2023	June 30, 2022
Secured loans originated	$61,617	$44,498
Secured loans acquired	35,239	81,719
	$96,856	$126,217

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

As of March 31, 2023 and June 30, 2022, our secured loans carried weighted-average effective interest rates of 10.2% and 9.4%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows:

in thousands
	March 31, 2023		June 30, 2022
Bullion	$53,445	55.2%	$95,691	75.8%
Numismatic and semi-numismatic	41,627	43.0%	30,231	24.0%
Graded sports cards and sports memorabilia	1,784	1.8%	295	0.2%
	$96,856	100.0%	$126,217	100.0%

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

in thousands
	March 31, 2023		June 30, 2022
Loan-to-value of less than 75%	$90,025	92.9%	$49,503	39.2%
Loan-to-value of 75% or more	6,831	7.1%	76,714	60.8%
	$96,856	100.0%	$126,217	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of March 31, 2023 and June 30, 2022.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default before a loan becomes non-performing. In the event a loan was to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of March 31, 2023 and June 30, 2022, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due or non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized interest income. For the three and nine months ended March 31, 2023 and 2022, the Company incurred no loan impairment costs and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification at March 31, 2023 and June 30, 2022:

in thousands
	March 31, 2023	June 30, 2022
Inventory held for sale	$506,021	$299,844
Repurchase arrangements with customers	140,120	130,171
Consignment arrangements with customers	2,589	2,490
Commemorative coins, held at lower of cost or net realizable value	954	1,434
Borrowed precious metals	25,730	24,408
Product financing arrangements	292,104	282,671
	$967,518	$741,018

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, or product financing arrangements. As of March 31, 2023 and June 30, 2022, inventory held for sale totaled $506.0 million and $299.8 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of March 31, 2023 and June 30, 2022, included within inventories is $140.1 million and $130.2 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of March 31, 2023 and June 30, 2022 totaled $2.6 million and $2.5 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and totaled $1.0 million and $1.4 million as of March 31, 2023 and June 30, 2022, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $25.7 million and $24.4 million as of March 31, 2023 and June 30, 2022, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement termination date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $292.1 million and $282.7 million as of March 31, 2023 and June 30, 2022, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of March 31, 2023 and June 30, 2022, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventory were $38.4 million and $(15.4) million, respectively.

Premium Component of Inventory

The premium component, at market value, included in the inventory as of March 31, 2023 and June 30, 2022 totaled $30.9 million and $27.1 million, respectively.

7. LEASES

As of March 31, 2023 and June 30, 2022, the balances of operating lease right of use assets were $5.4 million and $6.5 million respectively. Components of operating lease expense for the three and nine months ended March 31, 2023 and 2022 were as follows:

in thousands
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Operating lease costs	$366	$347	$1,094	$1,181
Variable lease costs	148	143	367	379
Short term lease costs	29	23	78	70
Finance lease costs	—	6	—	16
	$543	$519	$1,539	$1,646

For the nine months ended March 31, 2023, we made cash payments of $1.2 million for operating lease obligations. These payments are included in operating cash flows. As of March 31, 2023, the weighted-average remaining lease term under our capitalized operating leases was 4.9 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities as of March 31, 2023 (in thousands):

Year ending June 30,	Operating Leases
2023 (remainder of year)	$408
2024	1,624
2025	1,599
2026	1,171
2027	823
Thereafter	1,326
Total lease payments	6,951
Imputed interest	(811)
Total operating lease liability	$6,140	(1)
Operating lease liability - current	$1,338	(2)
Operating lease liability - long-term	4,802	(3)
	$6,140	(1)

(1)
Represents the present value of the capitalized operating lease liabilities as of March 31, 2023.
(2)
Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)
Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.

The Company has one related party lease; for information on this lease refer to Note 16.

We do not have leases that have not yet commenced, which would create significant rights and obligations for us, including any involvement with the construction or design of the underlying asset.
8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at March 31, 2023 and June 30, 2022:

in thousands
	March 31, 2023	June 30, 2022
Computer software	$7,282	$6,519
Plant equipment	7,534	6,328
Leasehold improvements	3,968	3,863
Office furniture, and fixtures	2,784	2,536
Computer equipment	1,590	1,595
Building	636	509
Total depreciable assets	23,794	21,350
Less: Accumulated depreciation and amortization	(12,962)	(11,932)
Property and equipment not placed in service	235	391
Land	406	36
Property, plant, and equipment, net	$11,473	$9,845

Property, plant and equipment depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.4 million, respectively. Property, plant and equipment depreciation and amortization expense for the nine months ended March 31, 2023 and 2022 was $1.6 million and $1.1 million, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles as of March 31, 2023 and June 30, 2022 was as described below:

dollar amounts in thousands
			March 31, 2023				June 30, 2022
	Estimated Useful Lives (Years)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	2.5	$55,541	$(45,001)	$—	$10,540	$53,498	$(38,831)	$—	$14,667
Developed technology	4	2.1	10,982	(5,390)	—	5,592	10,500	(3,366)	—	7,134
Non-compete and other	3 - 5	4.5	2,310	(2,300)	—	10	2,300	(2,300)	—	—
Employment agreement	1 - 3	0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			69,128	(52,986)	—	16,142	66,593	(44,792)	—	21,801
Tradenames and trademarks	Indefinite	Indefinite	49,429	—	(1,290)	48,139	47,454	—	(1,290)	46,164
Identifiable intangible assets			$118,557	$(52,986)	$(1,290)	$64,281	$114,047	$(44,792)	$(1,290)	$67,965

Goodwill	Indefinite	Indefinite	$102,307	$—	$(1,364)	$100,943	$102,307	$—	$(1,364)	$100,943

The Company's intangible assets are subject to amortization except for trade names and trademarks, which have an indefinite life. Existing customer relationships intangible assets are amortized in a manner reflecting the pattern in which the economic benefits of the assets are consumed. All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended March 31, 2023 and 2022 was $2.7 million and $7.2 million, respectively. Amortization expense related to the Company's intangible assets for the nine months ended March 31, 2023 and 2022 was $8.2 million and $22.9 million, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

Impairment

We recorded a non-recurring impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) in fiscal 2018 related to Goldline. Other than the impairment charge related to Goldline, we have not recorded any impairment of goodwill or indefinite-lived intangible assets.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023 (remainder of year)	$2,147
2024	8,015
2025	4,874
2026	681
2027	233
Thereafter	192
$16,142

10. LONG-TERM INVESTMENTS

As of March 31, 2023, the Company had six investments in privately-held entities. The following table shows the carrying value and ownership percentage of the Company's investment in each entity:

in thousands
	March 31, 2023		June 30, 2022
Investee (1)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Silver Gold Bull, Inc.	$42,377	47.4%	$41,251	47.4%
Pinehurst Coin Exchange, Inc.	15,049	49.0%	13,843	49.0%
Sunshine Minting, Inc.	16,448	44.9%	13,497	44.9%
Company A	233	33.3%	233	33.3%
Company B	2,007	50.0%	2,004	50.0%
Texas Precious Metals, LLC	4,881	12.0%	—	—%
	$80,995		$70,828

(1)
All of the Company's investees are accounted for using the equity method, with the exception of Company A, which is accounted for using the cost method.

We consider all of our equity method investees to be related parties. See Note 14 for a summary of the Company's aggregate balances and activity with these related party entities. Our investment in Company A is a recognized as a cost method investment and is not considered a related party.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following:

in thousands
	March 31, 2023	June 30, 2022
Trade payables to customers	$6,809	$2,571
Other accounts payable	3,355	3,556
Accounts payable and other payables	$10,164	$6,127

Deferred revenue	$35,882	$17,456
Advances from customers	217,806	158,089
Deferred revenue and other advances	$253,688	$175,545

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

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. The aggregate gross and net derivative receivables and payables balances by contract type and type of hedge, as of March 31, 2023 and June 30, 2022 were as follows:

in thousands
	March 31, 2023				June 30, 2022
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$70,155	$(13,531)	$—	$56,624	$34,821	$(7,398)	$—	$27,423
Future contracts	—	—	—	—	20,245	—	—	20,245
Forward contracts	1,832	—	—	1,832	44,075	—	—	44,075
	$71,987	$(13,531)	$—	$58,456	$99,141	$(7,398)	$—	$91,743
Nettable derivative liabilities:
Open sale and purchase commitments	$14,117	$(3,518)	$—	$10,599	$72,937	$(2,373)	$—	$70,564
Margin accounts	21,873	—	(16,309)	5,564	26,984	—	(22,298)	4,686
Future contracts	10,071	—	—	10,071	—	—	—	—
Forward contracts	57,096	—	—	57,096	530	—	—	530
	$103,157	$(3,518)	$(16,309)	$83,330	$100,451	$(2,373)	$(22,298)	$75,780

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

Below is a summary of the net gains (losses) on derivative instruments for the three and nine months ended March 31, 2023 and 2022:

in thousands
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open future commodity and forward contracts and open sale and purchase commitments, net	$36,654	$23,411	$(39,907)	$(34,694)
Realized gains (losses) on future commodity contracts, net	12,826	(16,457)	44,007	26,355
	$49,480	$6,954	$4,100	$(8,339)

The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in the fair market value of the underlying precious metals inventory, which were also recorded in cost of sales in the condensed consolidated statements of income.

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk as of March 31, 2023 and June 30, 2022:

in thousands
	March 31, 2023	June 30, 2022
Inventories	$967,518	$741,018
Precious metals held under financing arrangements	24,014	79,766
	991,532	820,784
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(954)	(1,434)
Premium on metals position	(30,865)	(27,059)
Precious metal value not hedged	(31,819)	(28,493)

Commitments at market:
Open inventory purchase commitments	1,075,916	681,835
Open inventory sales commitments	(753,815)	(497,949)
Margin sale commitments	(21,873)	(26,984)
In-transit inventory no longer subject to market risk	(26,449)	(13,164)
Unhedgeable premiums on open commitment positions	20,568	12,933
Borrowed precious metals	(25,730)	(59,417)
Product financing arrangements	(292,104)	(282,671)
Advances on industrial metals	1,234	768
	(22,253)	(184,649)

Precious metal subject to price risk	937,460	607,642

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	741,100	278,326
Precious metals futures contracts at market values	176,493	326,713
Total market value of derivative financial instruments	917,593	605,039

Net precious metals subject to commodity price risk	$19,867	$2,603

Net precious metals subject to commodity price risk at March 31, 2023 includes the impact of projected sales activity between market close on March 31, 2023 and market opening on the next business day.

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of March 31, 2023 and June 30, 2022, the Company had the following outstanding commitments and open forward and future contracts:

in thousands
	March 31, 2023	June 30, 2022
Purchase commitments	$1,075,916	$681,835
Sales commitments	$(753,815)	$(497,949)
Margin sales commitments	$(21,873)	$(26,984)
Open forward contracts	$741,100	$278,326
Open futures contracts	$176,493	$326,713

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. On March 31, 2023, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Foreign Currency Exchange Rate Management

The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week.

The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding were as follows:

in thousands
	March 31, 2023	June 30, 2022
Foreign exchange forward contracts	$9,596	$9,738
Open sale and purchase commitment transactions, net	$8,963	$10,371

13. INCOME TAXES

Net income from operations before provision for income taxes for the three and nine months ended March 31, 2023 and 2022 is shown below:

in thousands
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
U.S.	$45,766	$45,919	$146,895	$119,380
Foreign	7	2	33	26
	$45,773	$45,921	$146,928	$119,406

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate for the three and nine months ended March 31, 2023 and 2022 are shown below:

in thousands
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Current:
Federal	$9,171	$7,579	$29,074	$21,066
State and local	606	790	3,000	2,714
Foreign	(2)	6	22	17
Income tax expense	$9,775	$8,375	$32,096	$23,797

Effective income tax rate	21.4%	18.2%	21.8%	19.9%

For the three and nine months ended March 31, 2023, our effective tax rate differs from the federal statutory rate primarily due to the foreign derived intangible income special deduction, the excess tax benefit from share-based compensation, partially offset by

Section 162(m) executive compensation disallowance and state taxes (net of federal tax benefit). For the three and nine months ended March 31, 2022, our effective tax rate differs from the federal statutory rate primarily due to foreign derived intangible income special deduction, the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

Income Taxes Receivable and Payable

As of March 31, 2023 and June 30, 2022, income tax receivable totaled $0.9 million and $0.0 million, respectively. As of March 31, 2023 and June 30, 2022, income tax payable totaled $0.0 million and $0.4 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2023 and June 30, 2022, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of March 31, 2023, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $0.8 million and a federal deferred tax liability of $14.0 million. As of June 30, 2022, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $0.9 million and a federal deferred tax liability of $14.5 million.

Net Operating Loss Carryforwards

As of March 31, 2023 and June 30, 2022, the Company has approximately $12.2 million and $12.2 million of state net operating loss carryforwards, respectively. The Company's state tax-effected net operating loss carryforwards totaled $0.9 million and $0.9 million, as of March 31, 2023 and June 30, 2022, respectively. These state net operating loss carryforwards start to expire in the year ending June 30, 2030.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its condensed consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. As of March 31, 2023, there have been no material changes to our unrecognized tax benefits or any related interest or penalties since June 30, 2022.

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

2)
Equity method investees. As of March 31, 2023, the Company has five investments in privately-held entities which have been determined to be equity method investees and related parties.

Our related party transactions include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, and (iv) hedging transactions. Below is a summary of our related party transactions. The amounts presented for each period were based on each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

As of March 31, 2023 and June 30, 2022, the Company had related party receivables and payables balances as set forth below:

in thousands
	March 31, 2023				June 30, 2022
	Receivables		Payables		Receivables		Payables
Stack's Bowers Galleries	$164	(1)	$—		$—		$1,802	(3)
Equity method investees	1,456	(1)	4,074	(2)	3,060	(1)	173	(3)
	$1,620		$4,074		$3,060		$1,975

(1)
Balance includes trade receivables and other receivables, net
(2)
Balance includes note payables, trade payables, and other payables, net
(3)
Balance primarily represents trade payables and other payables, net

Long-term Investments

As of March 31, 2023 and June 30, 2022, the aggregate carrying balance of the equity method investments was $80.8 million and $70.6 million respectively. (See Note 10.)

Long-term Other Assets

As of March 31, 2023 and June 30, 2022, the fair value of the option to purchase an additional 27.6% ownership interest in Silver Gold Bull, Inc. was $5.3 million and $5.3 million, respectively. This option was acquired in June 2022, in conjunction with the Company’s acquisition of an additional 40% ownership interest in Silver Gold Bull, Inc., and is exercisable between December 2023 and September 2024. (See Note 10.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards and sports memorabilia to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The term of the CCP Note expires on April 1, 2024 and may be extended by mutual agreement. As of March 31, 2023 and June 30, 2022 the outstanding principal balance of the CCP Note was $1.8 million and $0.0 million.

Activity with Related Parties

Sales and Purchases

During the three and nine months ended March 31, 2023 and 2022, the Company made sales and purchases to various companies, which have been deemed to be related parties, as follows:

in thousands
	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$33,723	$6,337	$55,519	$12,569	$97,978	$22,441	$69,170	$41,879
Equity method investees	282,833	13,915	244,147	8,170	703,548	29,023	531,130	30,438
	$316,556	$20,252	$299,666	$20,739	$801,526	$51,464	$600,300	$72,317

Interest Income

During the three and nine months ended March 31, 2023 and 2022, the Company earned interest income related to loans made to Stack's Bower Galleries and from financing arrangements (including repurchase agreements) with affiliated companies, as set forth below:

in thousands
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Interest income from secured loans receivables	$—	$44	$—	$143
Interest income from finance products and repurchase arrangements	2,275	1,576	5,708	5,537
	$2,275	$1,620	$5,708	$5,680

Selling, General, and Administrative

During the three months ended March 31, 2023 and 2022, the Company incurred selling general, and administrative expense related to its subleasing agreement with Stack's Bower Galleries that totaled $12,000 and $0, respectively.

During the nine months ended March 31, 2023 and 2022, the Company incurred selling, general, and administrative expense related to its subleasing agreement with Stack's Bower Galleries that that totaled $22,000 and $0, respectively.

Interest Expense

During the three months ended March 31, 2023 and 2022, the Company incurred interest expense related to its note with CCP that totaled $9,000 and $0, respectively. During the nine months ended March 31, 2023 and 2022, the Company incurred interest expense related to its note with CCP that totaled $32,000 and $0, respectively.

Equity Method Investments — Earnings and Dividends Received

During the three months ended March 31, 2023 and 2022, the Company's proportional share of our equity method investee's earnings were net losses of $0.1 million and net income of $1.6 million, respectively. During the nine months ended March 31, 2023 and 2022, the Company's proportional share of our equity method investee's net income totaled $7.3 million and $4.3 million, respectively.

During the three months ended March 31, 2023 and 2022, the Company received no dividend payments from our equity method investees. During the nine months ended March 31, 2023 and 2022, the Company received dividend payments that totaled, in the aggregate, $0.6 million and $0.0 million, respectively, from our equity method investees.

Other Income

During the three months ended March 31, 2023 and 2022, the Company earned royalty income related to one of CFC's secured lending agreements and information technology consulting services income from Stack's Bower Galleries that totaled $0.6 million and $0.5 million, respectively, and $2.0 million and $1.4 million during the nine months ended March 31, 2023 and 2022, respectively.

15. FINANCING AGREEMENTS

Lines of credit - Trading Credit Facility

On December 21, 2021, the Company entered into a new three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total current revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by all of the Company's subsidiaries, with the exception of AMCF. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of March 31, 2023, the interest rate was approximately 7.2%. The daily SOFR rate was approximately 4.9% as of March 31, 2023.

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

Borrowings totaled $230.0 million and $215.0 million at March 31, 2023 and June 30, 2022, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $120.0 million and $122.0 million as determined on March 31, 2023 and June 30, 2022, respectively. As of March 31, 2023 and June 30, 2022, the remaining unamortized balance of loan costs was approximately $2.8 million and $3.4 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of March 31, 2023.

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

Interest expense related to the Company’s Trading Credit Facility totaled $5.1 million and $1.9 million, which represents 54.8% and 34.7% of the total interest expense recognized, for the three months ended March 31, 2023 and 2022, respectively. The Trading Credit Facility carried a daily weighted average effective interest rate of 7.46% and 3.18%, respectively, for the three months ended March 31, 2023 and 2022.

Interest expense related to the Company’s Trading Credit Facility totaled $11.1 million and $6.2 million, which represents 49.0% and 37.9% of the total interest expense recognized, for the nine months ended March 31, 2023 and 2022, respectively. The Trading Credit Facility carried a daily weighted average effective interest rate of 6.79% and 3.42%, respectively, for the nine months ended March 31, 2023 and 2022.

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

As of March 31, 2023, the condensed consolidated carrying balance of the AMCF Notes was $94.6 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $0.4 million. As of March 31, 2023, the balance of the interest payable was $0.2 million. Interest on the AMCF Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the three months ended March 31, 2023 and 2022, the interest expense related to the AMCF Notes (including loan amortization costs) totaled $1.4 million and $1.5 million, which represents 14.7% and 26.7% of the total interest expense recognized by the Company, respectively. For the three months ended March 31, 2023 and 2022, the AMCF Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

For the nine months ended March 31, 2023 and 2022, the interest expense related to the AMCF Notes (including loan amortization costs) totaled $4.3 million and $4.3 million, which represents 19.0% and 26.6% of the total interest expense recognized by the Company, respectively. For the nine months ended March 31, 2023 and 2022, the AMCF Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed metals with market values totaling $25.7 million as of March 31, 2023, with corresponding metals totaling $0.0 million and $25.7 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated March 31, 2023 balance sheet. The Company recorded liabilities on borrowed metals with market values totaling $59.4 million as of June 30, 2022 with corresponding metals totaling $35.0 million and $24.4 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated June 30, 2022 balance sheet.

For the three months ended March 31, 2023 and 2022, the interest expense related to liabilities on borrowed metals totaled $0.5 million and $0.4 million, which represents 4.9% and 6.4% of the total interest expense recognized by the Company, respectively. For the nine months ended March 31, 2023 and 2022, the interest expense related to liabilities on borrowed metals totaled $1.3 million and $0.9 million, which represents 5.9% and 5.8% of the total interest expense recognized by the Company, respectively.

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

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $292.1 million and $282.7 million as of March 31, 2023 and June 30, 2022, respectively.

For the three months ended March 31, 2023 and 2022, the interest expense related to product financing arrangements totaled $2.0 million and $1.1 million, which represents 22.2% and 20.8% of the total interest expense recognized by the Company, respectively. For the nine months ended March 31, 2023 and 2022, the interest expense related to product financing arrangements totaled $4.9 million and $3.1 million, which represents 21.7% and 19.3% of the total interest expense recognized by the Company, respectively.
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

On January 4, 2023, the Company's board of directors declared a regular dividend of $0.20 per share to stockholders of record at the close of business on January 16, 2023. The dividend was paid on January 27, 2023 and totaled $4.7 million.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorizes the Company to purchase up to 1,000,000 shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. The share repurchase program was initially announced on May 8, 2018. Pursuant to the share repurchase program, which was re-authorized effective as of December 8, 2022, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. The authorization of the share repurchase program expires on June 30, 2023. Subject to applicable corporate securities laws, repurchases may be made at such times and in amounts as management deems appropriate. We are not obligated to repurchase any shares under the program, and repurchases under the program may be discontinued if management determines that additional repurchases are not warranted. As of March 31, 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. As of June 30, 2022, no shares had been repurchased under our share repurchase program.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of March 31, 2023, 1,514,420 stock options and 88,426 restricted stock units were outstanding, and 1,746,728 shares were available for issuance of new awards under the 2014 Plan.

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

Stock Options

The Company uses the Black-Scholes option pricing model, which uses various inputs such as the common share price and estimates that include the risk-free interest rate, volatility, expected life and dividend yield. As of March 31, 2023 there were no stock options outstanding with performance conditions or other types of awards with market conditions.

During the three months ended March 31, 2023 and 2022, the Company incurred $0.3 million and $0.3 million of compensation expense related to stock options, respectively. During the nine months ended March 31, 2023 and 2022, the Company incurred $0.9 million and $1.0 million of compensation expense related to stock options, respectively. As of March 31, 2023, there was total remaining compensation expense of $1.1 million related to employee stock options, which will be recorded over a weighted average vesting period of approximately 1.0 years.

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

The following table summarizes the stock option activity for the nine months ended March 31, 2023:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Outstanding at June 30, 2022	1,779,460	$7.84	$43,433	$3.51
Granted	10,000	$39.69
Exercised	(275,040)	$6.67
Outstanding at March 31, 2023	1,514,420	$7.09	$41,786	$3.57
Exercisable at March 31, 2023	981,931	$5.70	$28,429	$2.75

The following table summarizes the status of stock options outstanding as of March 31, 2023:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$5.00	710,858	6.48	$1.91	449,038	6.30	$2.21
$5.01	$7.50	84,894	3.66	$5.98	84,894	3.66	$5.98
$7.51	$12.50	453,334	3.43	$8.88	426,666	3.18	$8.86
$12.51	$30.00	255,334	7.94	$17.42	21,333	7.73	$14.77
$30.01	$50.00	10,000	9.85	$39.69	—	—	$—
		1,514,420	5.68	$7.09	981,931	4.75	$5.70

The following table summarizes the nonvested stock option activity for the nine months ended March 31, 2023.

	Options	Weighted Average Grant Date Fair Value Per Award
Nonvested Outstanding at June 30, 2022	631,488	$5.06
Granted	10,000	$16.56
Vested	(108,999)	$6.06
Forfeitures	—	$—
Nonvested Outstanding at March 31, 2023	532,489	$5.07

Restricted Stock Units

RSUs granted by the Company are not transferable and automatically convert to shares of common stock on a one-for-one basis as the awards vest or at a specified date after vesting.

A required adjustment to certain outstanding RSUs was triggered as a result of the non-recurring special dividend declared on August 18, 2022. In accordance with the terms of the Company’s RSU agreements under which the RSUs were issued, the holders of the RSUs were entitled to credits equivalent to dividends that would have been paid if the RSUs had been outstanding shares as of the applicable record date (such credits being either in cash or additional RSUs). The fair values of these RSUs before and after the dividend payment dates were unchanged, and therefore no incremental stock-based compensation expense was recorded.

During the three months ended March 31, 2023 and 2022, the Company incurred $0.2 million and $0.2 million of compensation expense related to RSUs, respectively. During the nine months ended March 31, 2023 and 2022, the Company incurred $0.7 million and $0.6 million of compensation expense related to RSUs, respectively. As of March 31, 2023, there is $1.2 million remaining compensation expense related to RSUs, which will be recorded over a weighted average vesting period of approximately 1.9 years. RSUs granted to a non-US citizen are referred to as "deferred stock units" or "DSUs".

The following table summarizes the RSU activity for the nine months ended March 31, 2023:

	Awards Outstanding	Weighted Average Fair Value per Unit at Grant Date
Nonvested Outstanding at June 30, 2022	56,093	$32.58
Granted	16,435	$29.21
Vested & delivered	(3,296)	$36.38
Vested & deferred (1)	(10,147)	$35.46
Nonvested Outstanding at March 31, 2023	59,085	$30.93
Vested but subject to deferred settlement at March 31, 2023 (1)	29,341	$24.53
Outstanding at March 31, 2023	88,426	$28.81

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

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentration

The following customer provided 10 percent or more of the Company's revenues for the three months ended March 31, 2023 and 2022:

in thousands
	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$2,317,150	100.0%	$2,109,115	100.0%	$6,167,206	100.0%	$6,069,450	100.0%
Customer concentrations
HSBC Bank (1)	328,465	14.2%	130,855	6.2%	751,828	12.2%	343,090	5.7%

(1) Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales and Ancillary Services segment.

No single customer provided 10 percent or more of the Company's accounts receivable balances as of March 31, 2023.

The following customers accounted for 10 percent or more of the Company's secured loans receivable as of March 31, 2023:

in thousands
	March 31, 2023		June 30, 2022
	Amount	Percent	Amount	Percent
Total secured loans	$96,856	100.0%	$126,217	100.0%
Customer concentrations
Customer A	$11,500	11.9%	$—	0.0%
Customer B	13,500	13.9%	13,500	10.7%

Supplier Concentration

The Company buys precious metals from a variety of sources, including through brokers and dealers, from sovereign and private mints, from refiners and directly from customers. The Company believes that no one supplier or small group of suppliers is critical to its business, since other sources of supply are available that provide similar products on comparable terms.

19. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company evaluates segment reporting in accordance with Segment Reporting Topic 280 of the ASC (“ASC 280”), each reporting period, including evaluating the organizational structure and the reporting package that is reviewed by the chief operating decision makers. The Company's operations are organized under three business segments (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. The Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments. See Note 1 for a description of the types of products and services from which each reportable segment derives its revenues.

Revenue

in thousands
	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
Revenue by segment(1)
Wholesale Sales & Ancillary Services	$2,204,422		$1,966,897		$5,819,421		$5,732,207
Eliminations of inter-segment sales	(409,282)		(447,857)		(1,052,440)		(1,306,411)
Wholesale Sales & Ancillary Services, net of eliminations (2)	1,795,140		1,519,040		4,766,981		4,425,796
Direct-to-Consumer	522,010	(a)	590,075	(b)	1,400,225	(c)	1,643,654	(d)
	$2,317,150		$2,109,115		$6,167,206		$6,069,450

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
(c)
Includes $2.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)
Includes $2.0 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue by geographic region
United States	$1,365,078	$1,256,092	$3,686,828	$3,631,974
Europe	719,519	495,293	1,836,949	1,542,293
North America, excluding United States	218,810	342,392	613,454	850,681
Asia Pacific	13,065	9,592	22,846	34,586
Africa	—	—	—	17
Australia	678	5,746	7,129	9,899
	$2,317,150	$2,109,115	$6,167,206	$6,069,450

Gross Profit and Gross Margin Percentage

in thousands
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$25,943	$32,002	$93,236	$85,474
Eliminations and adjustments	6,343	(1,463)	972	(445)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	32,286	30,539	94,208	85,029
Direct-to-Consumer, net of eliminations	43,212	41,544	121,851	108,986
	$75,498	$72,083	$216,059	$194,015
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	1.177%	1.627%	1.602%	1.491%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	1.799%	2.010%	1.976%	1.921%
Direct-to-Consumer	8.278%	7.040%	8.702%	6.631%
Consolidated gross margin percentage	3.258%	3.418%	3.503%	3.197%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Operating income (expense) by segment
Wholesale Sales & Ancillary Services	$(14,990)	$(9,963)	$(26,889)	$(24,485)
Eliminations	(64)	(60)	(178)	(191)
Wholesale Sales & Ancillary Services, net of eliminations	$(15,054)	$(10,023)	$(27,067)	$(24,676)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general and administrative expenses	$(12,428)	$(11,203)	$(29,377)	$(28,748)
Depreciation and amortization expense	(247)	(214)	(703)	(673)
Interest income	3,601	2,300	9,081	7,952
Interest expense	(5,979)	(2,379)	(13,696)	(7,396)
Earnings (losses) from equity method investments	(72)	1,608	7,272	4,317
Other income, net	36	—	106	—
Unrealized gains (losses) on foreign exchange	35	(135)	250	(128)
	$(15,054)	$(10,023)	$(27,067)	$(24,676)
Direct-to-Consumer
Selling, general and administrative expenses	$(10,900)	$(8,912)	$(31,625)	$(25,906)
Depreciation and amortization expense	(3,005)	(7,246)	(8,817)	(23,140)
Interest expense	(1,287)	(703)	(3,020)	(2,062)
Other expense, net	—	(50)	(12)	(50)
	$(15,192)	$(16,911)	$(43,474)	$(51,158)
Secured Lending
Selling, general and administrative expenses	$(513)	$(379)	$(1,436)	$(1,230)
Depreciation and amortization expense	(88)	(88)	(264)	(264)
Interest income	2,486	3,043	7,086	8,173
Interest expense	(1,971)	(2,347)	(5,887)	(6,839)
Earnings from equity method investments	2	—	4	—
Other income, net	605	543	1,907	1,385
	$521	$772	$1,410	$1,225

Net Income Before Provision for Income Taxes

in thousands
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$17,232	$20,516	$67,141	$60,353
Direct-to-Consumer	28,020	24,633	78,377	57,828
Secured Lending	521	772	1,410	1,225
	$45,773	$45,921	$146,928	$119,406

Advertising Expense

in thousands
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Advertising expense by segment
Wholesale Sales & Ancillary Services	$384	$190	$975	$433
Direct-to-Consumer	3,424	3,077	10,455	8,493
Secured Lending	56	52	184	154
	$3,864	$3,319	$11,614	$9,080

Capital Expenditures for Property, Plant, and Equipment

in thousands
	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Capital expenditures for property, plant, and equipment by segment
Wholesale Sales & Ancillary Services	$313	$183	$1,827	$812
Direct-to-Consumer	252	296	1,400	1,294
	$565	$479	$3,227	$2,106

Precious Metals Held Under Financing Arrangements

in thousands
	March 31, 2023	June 30, 2022
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$6,149	$66,242
Secured Lending	17,865	13,524
	$24,014	$79,766

Inventories

in thousands
	March 31, 2023	June 30, 2022
Inventories by segment
Wholesale Sales & Ancillary Services	$799,071	$648,279
Direct-to-Consumer	118,341	87,987
Secured Lending	50,106	4,752
	$967,518	$741,018

in thousands
	March 31, 2023	June 30, 2022
Inventories by geographic region
United States	$914,709	$691,212
North America, excluding United States	25,624	30,534
Europe	21,265	19,105
Asia	5,831	22
Australia	89	145
	$967,518	$741,018

Total Assets

in thousands
	March 31, 2023	June 30, 2022
Total assets by segment
Wholesale Sales & Ancillary Services	$1,163,754	$1,049,011
Eliminations	(237,501)	(125,737)
Wholesale Sales & Ancillary Services, net of eliminations	926,253	923,274
Direct-to-Consumer	496,965	368,696
Secured Lending	169,685	150,689
	$1,592,903	$1,442,659

in thousands
	March 31, 2023	June 30, 2022
Total assets by geographic region
United States	$1,535,791	$1,390,982
North America, excluding United States	25,624	30,534
Europe	25,568	20,976
Asia	5,831	22
Australia	89	145
	$1,592,903	$1,442,659

Long-term Assets

in thousands
	March 31, 2023	June 30, 2022
Long-term assets by segment
Wholesale Sales & Ancillary Services	$104,339	$93,441
Direct-to-Consumer	161,858	165,469
Secured Lending	2,364	2,624
	$268,561	$261,534

in thousands
	March 31, 2023	June 30, 2022
Long-term assets by geographic region
United States	$268,559	$261,532
Europe	2	2
	$268,561	$261,534

Goodwill

in thousands
	March 31, 2023	June 30, 2022
Goodwill by segment
Wholesale Sales & Ancillary Services	$8,881	$8,881
Direct-to-Consumer(1)	92,062	92,062
	$100,943	$100,943

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	March 31, 2023	June 30, 2022
Intangible assets by segment
Wholesale Sales & Ancillary Services	$2,707	$2,755
Direct-to-Consumer(1)	61,574	65,210
	$64,281	$67,965

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.
20. SUBSEQUENT EVENTS

Dividends

On April 5, 2023, our board of directors declared a regular dividend of $0.20 per share, which we paid on April 28, 2023 to stockholders of record as of April 17, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, estimates and beliefs, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Quarterly Report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-Q.

In addition to the risks and uncertainties that may ordinarily influence our business, continued macroeconomic uncertainty and volatility in the financial markets have contributed to an increase in the business conducted by the Company, but also pose certain risks and uncertainties for the Company. The Company does not know how long these conditions will continue, the extent to which the effects that the Company has experienced from these conditions will persist, or whether other effects on the Company and its businesses will materialize in the short or long term.

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
(c) Direct-to-Consumer total customers,
o
(vi) inventory turnover ratio, and
o
(vii) number of secured loans at period-end.
•
Segment results of operations. This section provides an analysis of our results of operations presented for our three segments:
o
Wholesale Sales & Ancillary Services,
o
Direct-to-Consumer, and
o
Secured Lending

for the comparable periods.

•
Non-GAAP Measures. This section provides an analysis of our non-GAAP measures with a reconciliation to the most directly comparable U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) measure reported on the condensed consolidated financial statements. The Company uses the following two non-GAAP measures:
o
"adjusted net income before provision for income taxes", and
o
"earnings before interest, taxes, depreciation, and amortization", or "EBITDA".
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of March 31, 2023, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.

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

EXECUTIVE OVERVIEW

Our Business

We conduct our operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending.

Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), and AM&ST Associates, LLC ("AMST" or the “Silver Towne Mint").

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

Through its wholly-owned subsidiary AMST, the Company designs and produces minted silver products. Our Silver Towne Mint operations allow us to provide greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver during volatile market environments, which have historically created higher demand for precious metals products.

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

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of March 31, 2023, CFC and AMCF had, in the aggregate, approximately $96.9 million in secured loans outstanding, of which approximately 36.4% were acquired from third parties (some of which may be customers of A-Mark) and approximately 63.6% were originated by CFC.

AMCF was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued and administers Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively referred to as the "AMCF Notes"). The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98%. The AMCF Notes have a maturity date of December 15, 2023. See Note 15 to the Company’s condensed consolidated financial statements for additional information.

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

Our Customers

Our customers include financial institutions, bullion retailers, industrial manufacturers and fabricators, sovereign mints, refiners, coin and metal dealers, investors, collectors, and e-commerce and other retail customers. The Company makes a two-way market in its wholesale operations, which results in many customers also operating as our suppliers in that segment. This diverse base of wholesale customers purchases a variety of products from the Company in a multitude of grades, primarily in the form of coins and bars. Our Direct-to-Consumer segment sells to (and, through JMB and PMPP, buys from) retail customers, with JMB focusing on e-commerce operations and Goldline marketing through various traditional and e-commerce channels to the investor community. The Direct-to-Consumer segment offers these customers a variety of gold, silver, copper, platinum, and palladium products.

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

The Company sells precious metals on forward contracts at a fixed price based on current prevailing precious metal spot prices with a certain delivery date in the future (up to six months from inception date of the forward contract). The Company also uses other derivative products (primarily futures contracts) or combinations thereof to hedge commodity risks. We enter into these forward and future contracts as part of our hedging strategy to mitigate our price risk of holding inventory; they are not entered into for speculative purposes.

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

Gold and Silver Ounces Sold and Delivered to Customers. A key performance metric we utilize is the number of ounces of gold and silver sold and delivered to our customers (excluding ounces recorded on forward contracts). These metrics reflect our business volume without regard to changes in commodity pricing, which also impacts revenue, but can mask actual business trends.

The primary purpose of entering into forward sales transactions is to hedge commodity price risk. Although the revenues realized from these forward sales transactions are often significant, they generally have negligible impact on gross margins. As a result, the Company excludes the ounces recorded on forward contracts from its performance metrics as the Company does not enter into forward sales transactions for speculative purposes.

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
•
Active Direct-to-Consumer Customers means the number of customers that have made a purchase during any month during the period.
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

The period of time that inventory is held by the Company varies depending upon the nature of our inventory commitments with customers and suppliers. See Note 6 to the Company’s condensed consolidated financial statements for a description of our classifications of inventory by type. When management analyzes inventory turnover on a period over period basis, consideration is given to each inventory type and its corresponding impact on the inventory turnover calculation. For example:

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

Non-GAAP Measures

In addition to key operational metrics that are used to assess the performance of our business, management also uses non-GAAP financial performance and liquidity measures. We believe "adjusted net income before provision for income taxes” and "EBITDA" can provide useful information to evaluate our financial performance and liquidity position. Non-GAAP measures do not have standardized definitions and should not be a substitute for measures that are prepared in accordance with U.S. GAAP. For a reconciliation of these non-GAAP measures to the most directly comparable U.S. GAAP measure reported in our condensed consolidated statements of income and condensed consolidated statements of cash flows for the three and nine months ended March 31, 2023 and 2022, and a discussion of certain limitations inherent in such measures, refer to the “Non-GAAP Measures” section below.

Fiscal Year

Our fiscal year end is June 30 each year.

Macroeconomic volatility

Continued macroeconomic uncertainty and the volatility in the financial markets have positively affected the Company’s trading revenues and gross profit as the volatility of the price of precious metals and numismatics resulted in a material increase in the spread between bid and ask prices on these products. We also experienced substantially increased demand for products in each of our coin and bar, industrial and retail businesses. We attribute this to certain customers seeking to assure a supply of precious metals necessary for the operation of their businesses, and other customers, particularly in Goldline and our JMB retail units, seeking the safety of investments in precious metals. In response to the heightened demand, in certain cases prices for the products we sell have also risen. We are uncertain of the duration of these conditions.

RESULTS OF OPERATIONS

Overview of Results of Operations for the Three Months Ended March 31, 2023 and 2022

Consolidated Results of Operations

The operating results of our business for the three months ended March 31, 2023 and 2022 were as follows:

in thousands, except per share and performance metrics data

Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,317,150	100.000%	$2,109,115	100.000%	$208,035	9.9%
Gross profit	75,498	3.258%	72,083	3.418%	$3,415	4.7%
Selling, general, and administrative expenses	(23,841)	(1.029%)	(20,494)	(0.972%)	$3,347	16.3%
Depreciation and amortization expense	(3,340)	(0.144%)	(7,548)	(0.358%)	$(4,208)	(55.7%)
Interest income	6,087	0.263%	5,343	0.253%	$744	13.9%
Interest expense	(9,237)	(0.399%)	(5,429)	(0.257%)	$3,808	70.1%
Earnings (losses) from equity method investments	(70)	(0.003%)	1,608	0.076%	$(1,678)	(104.4%)
Other income, net	641	0.028%	493	0.023%	$148	30.0%
Unrealized gains (losses) on foreign exchange	35	0.002%	(135)	(0.006%)	$170	125.9%
Net income before provision for income taxes	45,773	1.975%	45,921	2.177%	$(148)	(0.3%)
Income tax expense	(9,775)	(0.422%)	(8,375)	(0.397%)	$1,400	16.7%
Net income	35,998	1.554%	37,546	1.780%	$(1,548)	(4.1%)
Net income attributable to noncontrolling interest	78	0.003%	164	0.008%	$(86)	(52.4%)
Net income attributable to the Company	$35,920	1.550%	$37,382	1.772%	$(1,462)	(3.9%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$1.53		$1.64		$(0.11)	(6.7%)
Diluted	$1.46		$1.53		$(0.07)	(4.6%)

Performance Metrics:(1)
Gold ounces sold(2)	659,000		727,000		(68,000)	(9.4%)
Silver ounces sold(3)	36,906,000		34,498,000		2,408,000	7.0%
Inventory turnover ratio(4)	2.4		3.1		(0.7)	(22.6%)
Number of secured loans at period end(5)	963		2,697		(1,734)	(64.3%)

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

Overview of Results of Operations for the Nine Months Ended March 31, 2023 and 2022

Condensed Consolidated Results of Operations

The operating results of our business for the nine months ended March 31, 2023 and 2022 were as follows:

in thousands, except per share and performance metrics data

Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$6,167,206	100.000%	$6,069,450	100.000%	$97,756	1.6%
Gross profit	216,059	3.503%	194,015	3.197%	$22,044	11.4%
Selling, general, and administrative expenses	(62,438)	(1.012%)	(55,884)	(0.921%)	$6,554	11.7%
Depreciation and amortization expense	(9,784)	(0.159%)	(24,077)	(0.397%)	$(14,293)	(59.4%)
Interest income	16,167	0.262%	16,125	0.266%	$42	0.3%
Interest expense	(22,603)	(0.367%)	(16,297)	(0.269%)	$6,306	38.7%
Earnings from equity method investments	7,276	0.118%	4,317	0.071%	$2,959	68.5%
Other income, net	2,001	0.032%	1,335	0.022%	$666	49.9%
Unrealized gains (losses) on foreign exchange	250	0.004%	(128)	(0.002%)	$378	295.3%
Net income before provision for income taxes	146,928	2.382%	119,406	1.967%	$27,522	23.0%
Income tax expense	(32,096)	(0.520%)	(23,797)	(0.392%)	$8,299	34.9%
Net income	114,832	1.862%	95,609	1.575%	$19,223	20.1%
Net income attributable to noncontrolling interest	306	0.005%	409	0.007%	$(103)	(25.2%)
Net income attributable to the Company	$114,526	1.857%	$95,200	1.569%	$19,326	20.3%

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$4.89		$4.19		$0.70	16.7%
Diluted	$4.64		$3.92		$0.72	18.4%

Performance Metrics:(1)
Gold ounces sold(2)	1,853,000		2,027,000		(174,000)	(8.6%)
Silver ounces sold(3)	110,960,000		94,612,000		16,348,000	17.3%
Inventory turnover ratio(4)	7.0		9.6		(2.6)	(27.1%)
Number of secured loans at period end(5)	963		2,697		(1,734)	(64.3%)

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

Revenues

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands, except performance metrics
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,317,150	100.000%	$2,109,115	100.000%	$208,035	9.9%
Performance Metrics
Gold ounces sold	659,000		727,000		(68,000)	(9.4%)
Silver ounces sold	36,906,000		34,498,000		2,408,000	7.0%

Revenues for the three months ended March 31, 2023 increased $208.0 million, or 9.9% to $2.317 billion from $2.109 billion in 2022. Excluding an increase of $312.5 million of forward sales, our revenues decreased $104.5 million or 5.9%, which was due to a decrease in gold ounces sold and lower average selling prices of silver, partially offset by an increase in silver ounces sold and higher average selling prices of gold.

Gold ounces sold for the three months ended March 31, 2023 decreased 68,000 ounces, or 9.4%, to 659,000 ounces from 727,000 ounces in 2022. Silver ounces sold for the three months ended March 31, 2023 increased 2,408,000 ounces, or 7.0%, to 36,906,000 ounces from 34,498,000 ounces in 2022. On average, the selling prices for gold increased by 0.2% and selling prices for silver decreased by 7.0% during the three months ended March 31, 2023 as compared to the prior year.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands, except performance metrics
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$6,167,206	100.000%	$6,069,450	100.000%	$97,756	1.6%
Performance Metrics
Gold ounces sold	1,853,000		2,027,000		(174,000)	(8.6%)
Silver ounces sold	110,960,000		94,612,000		16,348,000	17.3%

Revenues for the nine months ended March 31, 2023 increased $97.8 million, or 1.6% to $6.167 billion from $6.069 billion in 2022. Excluding an increase of $596.1 million of forward sales, our revenues decreased $498.3 million or 9.7%, which was due to a decrease in gold ounces sold and lower average selling prices of gold and silver, partially offset by an increase in silver ounces sold.

Gold ounces sold for the nine months ended March 31, 2023 decreased 174,000 ounces, or 8.6%, to 1,853,000 ounces from 2,027,000 ounces in 2022. Silver ounces sold for the nine months ended March 31, 2023 increased 16,348,000 ounces, or 17.3%, to 110,960,000 ounces from 94,612,000 ounces in 2022. On average, the selling prices for gold decreased by 1.4% and selling prices for silver decreased by 13.9% during the nine months ended March 31, 2023 as compared to the prior year.

Gross Profit

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands, except performance metric
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$75,498	3.258%	$72,083	3.418%	$3,415	4.7%
Performance Metric
Inventory turnover ratio	2.4		3.1		(0.7)	(22.6%)

Gross profit for the three months ended March 31, 2023 increased $3.4 million, or 4.7%, to $75.5 million from $72.1 million in 2022. The overall gross profit increase was due to higher gross profits earned from both the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage for the three months ended March 31, 2023 decreased by 16.0 basis points to 3.258% from 3.418% in 2022. Excluding an increase of $312.5 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended March 31, 2023 increased by 45.4 basis points to 4.497% from 4.043%, which was primarily due to higher trading profit partially offset by lower premium spreads.

The increase in gross margin percentage was mainly attributable to JMB’s retail market activity, which represented 47.1% and 47.8%, respectively, of the Company’s consolidated gross profit for the three months ended March 31, 2023 and 2022.

Our inventory turnover rate for the three months ended March 31, 2023 decreased by 22.6%, to 2.4 from 3.1 in 2022. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances held under product financing arrangements, partially offset by higher forward sales.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands, except performance metric
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$216,059	3.503%	$194,015	3.197%	$22,044	11.4%
Performance Metric
Inventory turnover ratio	7.0		9.6		(2.6)	(27.1%)

Gross profit for the nine months ended March 31, 2023 increased $22.0 million, or 11.4%, to $216.1 million from $194.0 million in 2022. The overall gross profit increase was due to higher gross profits earned from both the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage for the nine months ended March 31, 2023 increased by 30.6 basis points to 3.503% from 3.197% in 2022. Excluding an increase of $596.1 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the nine months ended March 31, 2023 increased by 88.8 basis points to 4.683% from 3.795%, which was primarily due to higher trading profits and wider premium spreads.

The increase in gross margin percentage was mainly attributable to JMB’s retail market activity, which represented 48.5% and 45.8%, respectively, of the Company’s consolidated gross profit for the nine months ended March 31, 2023 and 2022.

Our inventory turnover rate for the nine months ended March 31, 2023 decreased by 27.1%, to 7.0 from 9.6 in 2022. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances held under product financing arrangements, partially offset by higher forward sales.

Selling, General and Administrative Expense

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(23,841)	(1.029%)	$(20,494)	(0.972%)	$3,347	16.3%

Selling, general and administrative expenses for the three months ended March 31, 2023 increased $3.3 million, or 16.3%, to $23.8 million from $20.5 million in 2022. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $2.6 million, (ii) higher advertising costs of $0.5 million (iii) an increase in computer-related expenses of $0.3 million, (iv) an increase in insurance costs of $0.2 million, partially offset by (v) lower consulting and professional fees of $0.5 million.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(62,438)	(1.012%)	$(55,884)	(0.921%)	$6,554	11.7%

Selling, general and administrative expenses for the nine months ended March 31, 2023 increased $6.6 million, or 11.7%, to $62.4 million from $55.9 million in 2022. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $5.1 million, (ii) higher advertising costs of $2.4 million (iii) an increase in computer-related expenses of $0.8 million, (iv) an increase in insurance costs of $0.4 million, partially offset by (v) lower consulting and professional fees of $2.5 million.

Depreciation and Amortization Expense

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(3,340)	(0.144)%	$(7,548)	(0.358%)	$(4,208)	(55.7%)

Depreciation and amortization expense for the three months ended March 31, 2023 decreased $4.2 million, or 55.7%, to $3.3 million from $7.5 million in 2022 primarily due to a $4.3 million decrease in JMB’s intangible asset amortization expense.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(9,784)	(0.159%)	$(24,077)	(0.397%)	$(14,293)	(59.4%)

Depreciation and amortization expense for the nine months ended March 31, 2023 decreased $14.3 million, or 59.4%, to $9.8 million from $24.1 million in 2022 primarily due to a $14.4 million decrease in JMB’s intangible asset amortization expense.

Interest Income

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands, except performance metric
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$6,087	0.263%	$5,343	0.253%	$744	13.9%
Performance Metric
Number of secured loans at period-end	963		2,697		(1,734)	(64.3%)

Interest income for the three months ended March 31, 2023 increased $0.7 million, or 13.9%, to $6.1 million from $5.3 million in 2022. The aggregate increase in interest income was primarily due to higher other finance product income partially offset by lower interest income earned by our Secured Lending segment.

The interest income from our Secured Lending segment decreased by $0.6 million or by 18.3% compared with the prior year. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current year as compared to the average monthly loan balances of the prior year. The number of secured loans outstanding decreased by 64.3% to 963 as of March 31, 2023, from 2,697 as of March 31, 2022.

The interest income from our other finance product income increased by $1.3 million in comparison to the prior year.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands, except performance metric
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$16,167	0.262%	$16,125	0.266%	$42	0.3%
Performance Metric
Number of secured loans at period-end	963		2,697		(1,734)	(64.3%)
Interest income for the nine months ended March 31, 2023 increased $42 thousand, or 0.3%, to $16.2 million from $16.1 million in 2022. The aggregate increase in interest income was primarily due to an increase in other finance product income partially offset by lower interest income earned by our Secured Lending segment.

The interest income from our Secured Lending segment decreased by $1.1 million or by 13.3% compared with the prior year. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current year as compared to the average monthly loan balances of the prior year. The number of secured loans outstanding decreased by 64.3% to 963 as of March 31, 2023, from 2,697 as of March 31, 2022.

The interest income from our other finance product income increased by $1.1 million in comparison to the prior year.

Interest Expense

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(9,237)	(0.399%)	$(5,429)	(0.257%)	$3,808	70.1%

Interest expense for the three months ended March 31, 2023 increased $3.8 million, or 70.1% to $9.2 million from $5.4 million in 2022. The increase in interest expense was primarily driven by each of the following components: (i) $3.1 million associated with our Trading Credit Facility and the AMCF Notes (including amortization of debt issuance costs), (ii) $0.9 million related to product financing arrangements, partially offset by a decrease of (iii) $0.3 million of loan servicing fees.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(22,603)	(0.367%)	$(16,297)	(0.269%)	$6,306	38.7%

Interest expense for the nine months ended March 31, 2023 increased $6.3 million, or 38.7% to $22.6 million from $16.3 million in 2022. The increase in interest expense was primarily driven by each of the following components: (i) $4.9 million associated with our Trading Credit Facility and the AMCF Notes (including amortization of debt issuance costs), (ii) $1.8 million related to product financing arrangements, (iii) $0.4 million in interest associated with liabilities on borrowed metals, partially offset by (iv) a decrease of $0.7 million of loan servicing fees.

Earnings (Losses) from Equity Method Investments

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$(70)	(0.003%)	$1,608	0.076%	$(1,678)	(104.4%)

Earnings (losses) from equity method investments for the three months ended March 31, 2023 decreased $1.7 million or 104.4% to a loss of $0.1 million from earnings of $1.6 million in 2022. The net decrease of $1.7 million was primarily due to decreased earnings of our equity method investees.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$7,276	0.118%	$4,317	0.071%	$2,959	68.5%

Earnings from equity method investments for the nine months ended March 31, 2023 increased $3.0 million or 68.5% to $7.3 million from $4.3 million in 2022. The net increase of $3.0 million was primarily due to our additional 40% ownership interest in Silver Gold Bull, Inc., which was acquired in June 2022.

Other Income, Net

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$641	0.028%	$493	0.023%	$148	30.0%

Other income, net for the three months ended March 31, 2023 increased $0.1 million, or 30.0% to $0.6 million from $0.5 million in 2022. The increase was primarily due to higher royalties earned by our Secured Lending segment and related-party consulting income.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$2,001	0.032%	$1,335	0.022%	$666	49.9%

Other income, net for the nine months ended March 31, 2023 increased $0.7 million, or 49.9% to $2.0 million from $1.3 million in 2022. The increase was primarily due to higher royalties earned by our Secured Lending segment of $0.5 million and related-party consulting income of $0.1 million.

Income Tax Expense

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(9,775)	(0.422%)	$(8,375)	(0.397%)	$1,400	16.7%

Our income tax expense was $9.8 million and $8.4 million for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate was approximately 21.4% and 18.2% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, our effective tax rate differs from the federal statutory rate primarily due to the foreign derived intangible income special deduction, the excess tax benefit from share-based compensation, partially offset by Section 162(m) executive compensation disallowance and state taxes (net of federal tax benefit). For the three months ended March 31, 2022, our effective tax rate differs from the federal statutory rate primarily due to foreign derived intangible income special deduction, the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(32,096)	(0.520%)	$(23,797)	(0.392%)	$8,299	34.9%

Our income tax expense was $32.1 million and $23.8 million for the nine months ended March 31, 2023 and 2022, respectively. Our effective tax rate was approximately 21.8% and 19.9% for the nine months ended March 31, 2023 and 2022, respectively. For the nine months ended March 31, 2023, our effective tax rate differs from the federal statutory rate primarily due to the foreign derived intangible income special deduction, the excess tax benefit from share-based compensation, partially offset by Section 162(m) executive compensation disallowance and state taxes (net of federal tax benefit). For the nine months ended March 31, 2022, our effective tax rate differs from the federal statutory rate primarily due to foreign derived intangible income special deduction, the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

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

Overview of Results of Operations for the Three Months Ended March 31, 2023 and 2022

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment for the three months ended March 31, 2023 and 2022 were as follows:

in thousands, except performance metrics
Three Months Ended March 31,	2023				2022				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$1,795,140	(a)	100.000%		$1,519,040	(b)	100.000%		$276,100	18.2%
Gross profit	32,286		1.799%	(c)	30,539		2.010%	(d)	$1,747	5.7%
Selling, general, and administrative expenses	(12,428)		(0.692%)		(11,203)		(0.738%)		$1,225	10.9%
Depreciation and amortization expense	(247)		(0.014%)		(214)		(0.014%)		$33	15.4%
Interest income	3,601		0.201%		2,300		0.151%		$1,301	56.6%
Interest expense	(5,979)		(0.333%)		(2,379)		(0.157%)		$3,600	151.3%
Earnings (losses) from equity method investments	(72)		(0.004%)		1,608		0.106%		$(1,680)	(104.5%)
Other income, net	36		0.002%		—		—%		$36	—%
Unrealized gains (losses) on foreign exchange	35		0.002%		(135)		(0.009%)		$170	125.9%
Net income before provision for income taxes	$17,232		0.960%		$20,516		1.351%		$(3,284)	(16.0%)

Performance Metrics:
Gold ounces sold(1)	484,000				552,000				(68,000)	(12.3%)
Silver ounces sold(2)	30,843,000				27,145,000				3,698,000	13.6%
Wholesale Sales ticket volume(3)	28,914				28,122				792	2.8%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $409.3 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.204 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $447.9 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.967 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.177% for the period.
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

Overview of Results of Operations for the Nine Months Ended March 31, 2023 and 2022

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment for the nine months ended March 31, 2023 and 2022 were as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2023				2022				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$4,766,981	(a)	100.000%		$4,425,796	(b)	100.000%		$341,185	7.7%
Gross profit	94,208		1.976%	(c)	85,029		1.921%	(d)	$9,179	10.8%
Selling, general, and administrative expenses	(29,377)		(0.616%)		(28,748)		(0.650%)		$629	2.2%
Depreciation and amortization expense	(703)		(0.015%)		(673)		(0.015%)		$30	4.5%
Interest income	9,081		0.190%		7,952		0.180%		$1,129	14.2%
Interest expense	(13,696)		(0.287%)		(7,396)		(0.167%)		$6,300	85.2%
Earnings from equity method investments	7,272		0.153%		4,317		0.098%		$2,955	68.5%
Other income, net	106		0.002%		—		—%		$106	—%
Unrealized gains (losses) on foreign exchange	250		0.005%		(128)		(0.003%)		$378	295.3%
Net income before provision for income taxes	$67,141		1.408%		$60,353		1.364%		$6,788	11.2%

Performance Metrics:
Gold ounces sold(1)	1,395,000				1,559,000				(164,000)	(10.5%)
Silver ounces sold(2)	92,804,000				72,698,000				20,106,000	27.7%
Wholesale Sales ticket volume(3)	76,133				81,009				(4,876)	(6.0%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.052 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $5.819 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.306 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $5.732 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.602% for the period.
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

Revenues — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands, except performance metrics
Three Months Ended March 31,	2023			2022			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$1,795,140	(a)	100.000%	$1,519,040	(b)	100.000%	$276,100	18.2%
Performance Metrics
Gold ounces sold	484,000			552,000			(68,000)	(12.3%)
Silver ounces sold	30,843,000			27,145,000			3,698,000	13.6%
Wholesale Sales ticket volume	28,914			28,122			792	2.8%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $409.3 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.204 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $447.9 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.967 billion.

Revenues for the three months ended March 31, 2023 increased $276.1 million, or 18.2%, to $1.795 billion from $1.519 billion in 2022. Excluding an increase in forward sales of $312.5 million, revenues decreased $36.4 million, which was due to a decrease in gold ounces sold and lower average selling prices of gold and silver, partially offset by an increase in silver ounces sold.

Gold ounces sold for the three months ended March 31, 2023 decreased 68,000 ounces, or 12.3%, to 484,000 ounces from 552,000 ounces in 2022. Silver ounces sold for the three months ended March 31, 2023 increased 3,698,000 ounces, or 13.6%, to 30,843,000 ounces from 27,145,000 ounces in 2022. On average, the selling prices for gold and silver decreased by 1.1% and 6.6%, respectively, during the three months ended March 31, 2023 as compared to the prior year.

The Wholesale Sales ticket volume for the three months ended March 31, 2023 increased by 792 tickets, or 2.8% to 28,914 tickets from 28,122 tickets in 2022.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands, except performance metrics
Nine Months Ended March 31,	2023			2022			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$4,766,981	(a)	100.000%	$4,425,796	(b)	100.000%	$341,185	7.7%
Performance Metrics
Gold ounces sold	1,395,000			1,559,000			(164,000)	(10.5%)
Silver ounces sold	92,804,000			72,698,000			20,106,000	27.7%
Wholesale Sales ticket volume	76,133			81,009			(4,876)	(6.0%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.052 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $5.819 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.306 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $5.732 billion.

Revenues for the nine months ended March 31, 2023 increased $341.2 million, or 7.7%, to $4.767 billion from $4.426 billion in 2022. Excluding an increase in forward sales of $596.1 million, our revenues decreased $254.9 million, which was due to a decrease in gold ounces sold and lower average selling prices of gold and silver, partially offset by an increase in silver ounces sold.

Gold ounces sold for the nine months ended March 31, 2023 decreased 164,000 ounces, or 10.5%, to 1,395,000 ounces from 1,559,000 ounces in 2022. Silver ounces sold for the nine months ended March 31, 2023 increased 20,106,000 ounces, or 27.7%, to 92,804,000 ounces from 72,698,000 ounces in 2022. On average, the selling prices for gold and silver decreased by 2.3% and 14.1%, respectively, during the nine months ended March 31, 2023 as compared to the prior year.

The Wholesale Sales ticket volume for the nine months ended March 31, 2023 decreased by 4,876 tickets, or 6.0% to 76,133 tickets from 81,009 tickets in 2022.

Gross Profit — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands, except performance metric
Three Months Ended March 31,	2023			2022			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$32,286	1.799%	(c)	$30,539	2.010%	(d)	$1,747	5.7%

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.177% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.627% for the period.

Gross profit for the three months ended March 31, 2023 increased $1.7 million, or 5.7%, to $32.3 million from $30.5 million in 2022. The overall gross profit increase was primarily due to higher trading profit partially offset by lower premium spreads.

This segment’s profit margin percentage decreased by 21.1 basis points to 1.799% from 2.010% in 2022. Excluding an increase of $312.5 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the three months ended March 31, 2023 increased by 23.1 basis points to 2.791% from 2.560%.

The decrease in gross margin percentage was mainly attributable to the impact of increased forward sales and lower premium spreads, partially offset by higher trading profits. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands, except performance metric
Nine Months Ended March 31,	2023			2022			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$94,208	1.976%	(c)	$85,029	1.921%	(d)	$9,179	10.8%

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.602% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.491% for the period.

Gross profit for the nine months ended March 31, 2023 increased $9.2 million, or 10.8%, to $94.2 million from $85.0 million in 2022. The overall gross profit increase was primarily due to higher trading profit and wider premium spreads.

This segment’s profit margin percentage increased by 5.5 basis points to 1.976% from 1.921% in 2022. Excluding an increase of $596.1 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the nine months ended March 31, 2023 increased by 48.0 basis points to 2.931% from 2.451%.

The increase in gross margin percentage was mainly attributable to higher trading profits and wider premium spreads, partially offset by the impact of increased forward sales. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(12,428)	(0.692%)	$(11,203)	(0.738%)	$1,225	10.9%

Selling, general and administrative expenses for the three months ended March 31, 2023 increased $1.2 million, or 10.9%, to $12.4 million from $11.2 million in 2022. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $1.3 million, (ii) an increase in insurance costs of $0.2 million, (iii) an increase in computer-related expenses of $0.2 million, partially offset by (iv) lower consulting and professional fees of $0.6 million.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(29,377)	(0.616%)	$(28,748)	(0.650%)	$629	2.2%

Selling, general and administrative expenses for the nine months ended March 31, 2023 increased $0.6 million, or 2.2%, to $29.4 million from $28.7 million in 2022. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $1.5 million, (ii) an increase in advertising costs of $0.4 million, (iii) an increase in computer-related expenses of $0.4 million, (iv) an increase in insurance costs of $0.3 million, partially offset by (v) a decrease in consulting and professional fees of $2.2 million.

Interest Income — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$3,601	0.201%	$2,300	0.151%	$1,301	56.6%

Interest income for the three months ended March 31, 2023 increased $1.3 million, or 56.6%, to $3.6 million from $2.3 million in 2022. The overall increase is primarily due to an increase in interest earned from repurchase arrangements with customers of $0.7 million and higher interest and fees earned related to margin orders of $0.4 million.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$9,081	0.190%	$7,952	0.180%	$1,129	14.2%

Interest income for the nine months ended March 31, 2023 increased $1.1 million, or 14.2%, to $9.1 million from $8.0 million in 2022. The overall increase is primarily due to higher interest and fees earned related to margin orders of $1.0 million.

Interest Expense — Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(5,979)	(0.333%)	$(2,379)	(0.157%)	$3,600	151.3%

Interest expense for the three months ended March 31, 2023 increased $3.6 million, or 151.3% to $6.0 million from $2.4 million in 2022. The overall increase was primarily due to an increase of $3.2 million in connection with our Trading Credit Facility and the AMCF Notes, higher interest and fees from product financing arrangements of $0.9 million, and higher interest expense related to liabilities on borrowed metals of $0.1 million, partially offset by inter-segment eliminations related to JMB’s product financing activity with A-Mark of $0.6 million.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(13,696)	(0.287%)	$(7,396)	(0.167%)	$6,300	85.2%

Interest expense for the nine months ended March 31, 2023 increased $6.3 million, or 85.2% to $13.7 million from $7.4 million in 2022. The overall increase was primarily due to an increase of $5.2 million in connection with our Trading Credit Facility and the AMCF Notes, higher interest and fees from product financing arrangements of $1.8 million, and higher interest expense related to liabilities on borrowed metals of $0.4 million, partially offset by inter-segment eliminations related to JMB’s product financing activity with A-Mark of $1.0 million.

Earnings (Losses) from Equity Method Investments— Wholesale Sales & Ancillary Services

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$(72)	(0.004%)	$1,608	0.106%	$(1,680)	(104.5%)

Earnings (losses) from equity method investments for the three months ended March 31, 2023 decreased $1.7 million, or 104.5% to a loss of $0.1 million from earnings of $1.6 million in 2022. The net decrease of $1.7 million was primarily due to decreased earnings of our equity method investees.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$7,272	0.153%	$4,317	0.098%	$2,955	68.5%

Earnings from equity method investments for the nine months ended March 31, 2023 increased $3.0 million, or 68.5% to $7.3 million from $4.3 million in 2022. The net increase of $3.0 million was primarily due to our additional 40% ownership interest in Silver Gold Bull, Inc., which was acquired in June 2022.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through our wholly-owned subsidiaries: JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), and through our 50%-owned subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").

Overview of Results of Operations for the Three Months Ended March 31, 2023 and 2022

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment for the three months ended March 31, 2023 and 2022 were as follows:

in thousands, except performance metrics
Three Months Ended March 31,	2023				2022				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$522,010	(a)	100.000%		$590,075	(b)	100.000%		$(68,065)	(11.5%)
Gross profit	43,212		8.278%	(c)	41,544		7.040%	(d)	$1,668	4.0%
Selling, general and administrative expenses	(10,900)		(2.088%)		(8,912)		(1.510%)		$1,988	22.3%
Depreciation and amortization expense	(3,005)		(0.576%)		(7,246)		(1.228%)		$(4,241)	(58.5%)
Interest expense	(1,287)		(0.247%)		(703)		(0.119%)		$584	83.1%
Other expense, net	—		—%		(50)		(0.008%)		$(50)	(100.0%)
Net income before provision for income taxes	$28,020		5.368%		$24,633		4.175%		$3,387	13.7%

Performance Metrics:
Gold ounces sold(1)	175,000				175,000				—	—%
Silver ounces sold(2)	6,063,000				7,353,000				(1,290,000)	(17.5%)
Number of new customers(3)	64,700				108,400				(43,700)	(40.3%)
Number of active customers(4)	147,400				162,700				(15,300)	(9.4%)
Number of total customers(5)	2,257,900				1,968,200				289,700	14.7%
DTC ticket volume from new customers(6)	42,781				49,197				(6,416)	(13.0%)
DTC ticket volume from pre-existing customers(7)	172,906				170,727				2,179	1.3%
DTC total ticket volume(8)	215,687				219,924				(4,237)	(1.9%)
DTC average order value(9)	$2,452				$2,718				$(266)	(9.8%)

(a)
Includes $2.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $0.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 8.301% for the period.
(d)
Gross profit percentage, excluding inter-segment company sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 7.045% for the period.
(1)
Gold ounces sold represents the ounces of gold product sold and delivered during the period.
(2)
Silver ounces sold represents the ounces of silver product sold and delivered during the period.
(3)
Number of new customers represents the number of customers that have registered or setup a new account or made a purchase for the first time during the period.
(4)
Number of active customers represents the number of customers that have made a purchase during any month during the period.
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

Overview of Results of Operations for the Nine Months Ended March 31, 2023 and 2022

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment for the nine months ended March 31, 2023 and 2022 were as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2023				2022				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$1,400,225	(a)	100.000%		$1,643,654	(b)	100.000%		$(243,429)	(14.8%)
Gross profit	121,851		8.702%	(c)	108,986		6.631%	(d)	$12,865	11.8%
Selling, general and administrative expenses	(31,625)		(2.259%)		(25,906)		(1.576%)		$5,719	22.1%
Depreciation and amortization expense	(8,817)		(0.630%)		(23,140)		(1.408%)		$(14,323)	(61.9%)
Interest expense	(3,020)		(0.216%)		(2,062)		(0.125%)		$958	46.5%
Other expense, net	(12)		(0.001%)		(50)		(0.003%)		$(38)	(76.0%)
Net income before provision for income taxes	$78,377		5.597%		$57,828		3.518%		$20,549	35.5%

Performance Metrics:
Gold ounces sold(1)	458,000				468,000				(10,000)	(2.1%)
Silver ounces sold(2)	18,156,000				21,914,000				(3,758,000)	(17.1%)
Number of new customers(3)	244,900				182,000				62,900	34.6%
Number of active customers(4)	342,500				492,000				(149,500)	(30.4%)
Number of total customers(5)	2,257,900				1,968,200				289,700	14.7%
DTC ticket volume from new customers(6)	106,933				142,805				(35,872)	(25.1%)
DTC ticket volume from pre-existing customers(7)	486,887				534,525				(47,638)	(8.9%)
DTC total ticket volume(8)	593,820				677,330				(83,510)	(12.3%)
DTC average order value(9)	$2,394				$2,458				$(64)	(2.6%)

(a)
Includes $2.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $2.0 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 8.711% for the period.
(d)
Gross profit percentage, excluding inter-segment company sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 6.638% for the period.
(1)
Gold ounces sold represents the ounces of gold product sold and delivered during the period.
(2)
Silver ounces sold represents the ounces of silver product sold and delivered during the period.
(3)
Number of new customers represents the number of customers that have registered or setup a new account or made a purchase for the first time during the period.
(4)
Number of active customers represents the number of customers that have made a purchase during any month during the period.
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

Revenues — Direct-to-Consumer

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands, except performance metrics
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$522,010	100.000%	$590,075	100.000%	$(68,065)	(11.5%)
Performance Metrics:
Gold ounces sold	175,000		175,000		—	—%
Silver ounces sold	6,063,000		7,353,000		(1,290,000)	(17.5%)
Number of new customers	64,700		108,400		(43,700)	(40.3%)
Number of active customers	147,400		162,700		(15,300)	(9.4%)
Number of total customers	2,257,900		1,968,200		289,700	14.7%
DTC ticket volume from new customers	42,781		49,197		(6,416)	(13.0%)
DTC ticket volume from pre-existing customers	172,906		170,727		2,179	1.3%
DTC total ticket volume	215,687		219,924		(4,237)	(1.9%)
DTC average order value	$2,452		$2,718		$(266)	(9.8%)

Revenues for the three months ended March 31, 2023 decreased $68.1 million, or 11.5%, to $522.0 million from $590.1 million in 2022. The decrease in revenue was due to a decrease in silver ounces sold and lower average selling prices of silver, partially offset by an increase in gold ounces sold and average selling prices of gold. For the three months ended March 31, 2023, JMB's revenue decreased $70.0 million, while revenue of Goldline and PMPP, in the aggregate, increased by $2.0 million as compared to the prior year.

Gold ounces sold for the three months ended March 31, 2023 remained flat period over period at 175,000 ounces. Silver ounces sold for the three months ended March 31, 2023 decreased 1,290,000 ounces, or 17.5%, to 6,063,000 ounces from 7,353,000 ounces in 2022.

Gold ounces sold by JMB decreased 2,000 ounces for the three months ended March 31, 2023 compared to 2022. Gold ounces sold by Goldline and PMPP, in the aggregate, increased 2,000 ounces compared to 2022. Silver ounces sold by JMB decreased 1,242,000 ounces for the three months ended March 31, 2023 compared to 2022. Silver ounces sold by Goldline and PMPP, in the aggregate, decreased 48,000 ounces compared to 2022.

On average, selling prices for gold increased by 2.1% and selling prices for silver decreased by 5.7% during the three months ended March 31, 2023 as compared to the prior year.

The number of new customers for the three months ended March 31, 2023 decreased 43,700, or 40.3% to 64,700 from 108,400 in 2022. The number of active customers for the three months ended March 31, 2023 decreased 15,300, or 9.4% to 147,400 from 162,700 in 2022. The number of total customers as of March 31, 2023 increased 289,700, or 14.7% to 2,257,900 from 1,968,200 as of March 31, 2022. The changes in the customer-based metrics were primarily due to JMB's activity.

As of March 31, 2023, the number of total CyberMetals customers was 17,200, and CyberMetals customer assets under management were $6.5 million.

For the three months ended March 31, 2023, the Direct-to-Consumer ticket volume related to new customers decreased by 6,416 tickets, or 13.0%, to 42,781 tickets from 49,197 tickets in 2022. For the three months ended March 31, 2023, Direct-to-Consumer ticket volume related to pre-existing customers increased by 2,179 tickets, or 1.3%, to 172,906 tickets from 170,727 tickets in 2022. For the three months ended March 31, 2023, the Direct-to-Consumer total ticket volume decreased by 4,237 tickets, or 1.9%, to 215,687 tickets from 219,924 tickets in 2022.

For the three months ended March 31, 2023, the Direct-to-Consumer average order value decreased by $266, or 9.8%, to $2,452 from $2,718 in 2022.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands, except performance metrics
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$1,400,225	100.000%	$1,643,654	100.000%	$(243,429)	(14.8%)
Performance Metrics:
Gold ounces sold	458,000		468,000		(10,000)	(2.1%)
Silver ounces sold	18,156,000		21,914,000		(3,758,000)	(17.1%)
Number of new customers	244,900		182,000		62,900	34.6%
Number of active customers	342,500		492,000		(149,500)	(30.4%)
Number of total customers	2,257,900		1,968,200		289,700	14.7%
DTC ticket volume from new customers	106,933		142,805		(35,872)	(25.1%)
DTC ticket volume from pre-existing customers	486,887		534,525		(47,638)	(8.9%)
DTC total ticket volume	593,820		677,330		(83,510)	(12.3%)
DTC average order value	$2,394		$2,458		$(64)	(2.6%)

Revenues for the nine months ended March 31, 2023 decreased $243.4 million, or 14.8%, to $1.400 billion from $1.644 billion in 2022. The decrease in revenue was due to a decrease in gold and silver ounces sold and lower average selling prices of silver. For the nine months ended March 31, 2023, JMB's revenue decreased $226.6 million, while revenue of Goldline and PMPP, in the aggregate, decreased by $16.8 million as compared to the prior year.

Gold ounces sold for the nine months ended March 31, 2023 decreased 10,000 ounces, or 2.1%, to 458,000 ounces from 468,000 ounces in 2022. Silver ounces sold for the nine months ended March 31, 2023 decreased 3,758,000 ounces, or 17.1%, to 18,156,000 ounces from 21,914,000 ounces in 2022.

Gold ounces sold by JMB decreased 8,000 ounces for the nine months ended March 31, 2023 compared to 2022. Gold ounces sold by Goldline and PMPP, in the aggregate, decreased 2,000 ounces compared to 2022. Silver ounces sold by JMB decreased 3,673,000 ounces for the nine months ended March 31, 2023 compared to 2022. Silver ounces sold by Goldline and PMPP, in the aggregate, decreased 85,000 ounces compared to 2022.

On average, selling prices for gold increased by 0.4% and selling prices for silver decreased by 10.1% during the nine months ended March 31, 2023 as compared to the prior year.

The number of new customers for the nine months ended March 31, 2023 increased 62,900, or 34.6% to 244,900 from 182,000 in 2022. For the nine months ended March 31, 2023, approximately 30% of the new customers were attributable to the acquired customer list of BGASC in October 2022. The number of active customers for the nine months ended March 31, 2023 decreased 149,500, or 30.4% to 342,500 from 492,000 in 2022. The number of total customers as of March 31, 2023 increased 289,700, or 14.7% to 2,257,900 from 1,968,200 as of March 31, 2022. The changes in the customer-based metrics were primarily due to JMB's activity.

As of March 31, 2023, the number of total CyberMetals customers was 17,200, and CyberMetals customer assets under management were $6.5 million.

For the nine months ended March 31, 2023, the Direct-to-Consumer ticket volume related to new customers decreased by 35,872 tickets, or 25.1%, to 106,933 tickets from 142,805 tickets in 2022. For the nine months ended March 31, 2023, Direct-to-Consumer ticket volume related to pre-existing customers decreased by 47,638 tickets, or 8.9%, to 486,887 tickets from 534,525 tickets in 2022. For the nine months ended March 31, 2023, the Direct-to-Consumer total ticket volume decreased by 83,510 tickets, or 12.3%, to 593,820 tickets from 677,330 tickets in 2022. The decrease in ticket volume coincides with a decrease in gold and silver ounces sold.

For the nine months ended March 31, 2023, the Direct-to-Consumer average order value decreased by $64, or 2.6%, to $2,394 from $2,458 in 2022.

Gross Profit — Direct-to-Consumer

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands, except performance metric
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$43,212	8.278%	$41,544	7.040%	$1,668	4.0%

Gross profit for the three months ended March 31, 2023 increased by $1.7 million, or 4.0%, to $43.2 million from $41.5 million in 2022. The increase in gross profit was mainly due to a comparable ticket volume period over period and an increase in gross profit margin percentage.

For the three months ended March 31, 2023, the Direct-to-Consumer segment's profit margin percentage increased by 123.8 basis points to 8.278% from 7.040% in 2022. The increase in the gross profit margin percentage was mainly due to the improved gross profit percentages of JMB, partially offset by the lower gross profit percentage of Goldline and PMPP.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands, except performance metric
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$121,851	8.702%	$108,986	6.631%	$12,865	11.8%

Gross profit for the nine months ended March 31, 2023 increased by $12.9 million, or 11.8%, to $121.9 million from $109.0 million in 2022. The increase in gross profit was mainly due to an increase gross profit margin percentage, partially offset by a lower ticket volume.

For the nine months ended March 31, 2023, the Direct-to-Consumer segment's profit margin percentage increased by 207.1 basis points to 8.702% from 6.631% in 2022. The increase in the gross profit margin percentage was mainly due to the improved gross profit percentages of JMB, partially offset by the lower gross profit percentage of Goldline and PMPP.

Selling, General and Administrative Expense — Direct-to-Consumer

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general and administrative expenses	$(10,900)	(2.088%)	$(8,912)	(1.510%)	$1,988	22.3%

Selling, general and administrative expenses for the three months ended March 31, 2023 increased $2.0 million, or 22.3%, to $10.9 million from $8.9 million in 2022. The change was primarily due to (i) an increase in compensation expense (including performance-based accruals) of $1.3 million, (ii) higher advertising costs of $0.4 million, and (iii) an increase in computer-related expenses of $0.2 million.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general and administrative expenses	$(31,625)	(2.259%)	$(25,906)	(1.576%)	$5,719	22.1%

Selling, general and administrative expenses for the nine months ended March 31, 2023 increased $5.7 million, or 22.1%, to $31.6 million from $25.9 million in 2022. The change was primarily due to (i) an increase in compensation expense (including performance-based accruals) of $3.5 million, (ii) higher advertising costs of $2.0 million, (iii) an increase in computer-related expenses of $0.4 million, and (iv) an increase in insurance costs of $0.2 million, partially offset by (v) lower consulting and professional fees of $0.4 million.

Depreciation and Amortization Expense — Direct-to-Consumer

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(3,005)	(0.576%)	$(7,246)	(1.228%)	$(4,241)	(58.5%)

Depreciation and amortization expense for the three months ended March 31, 2023, decreased $4.2 million, or 58.5%, to $3.0 million from $7.2 million in 2022. The change was primarily due to a $4.3 million decrease in JMB’s intangible asset amortization expense.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(8,817)	(0.630%)	$(23,140)	(1.408%)	$(14,323)	(61.9%)

Depreciation and amortization expense for the nine months ended March 31, 2023, decreased $14.3 million, or 61.9%, to $8.8 million from $23.1 million in 2022. The change was primarily due to a $14.4 million decrease in JMB’s intangible asset amortization expense.

Interest expense — Direct-to-Consumer

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(1,287)	(0.247%)	$(703)	(0.119%)	$584	83.1%

Interest expense for the three months ended March 31, 2023 increased $0.6 million to $1.3 million from $0.7 million in 2022. The increase is related to JMB’s increased product financing activity with A-Mark and higher interest rates.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(3,020)	(0.216%)	$(2,062)	(0.125%)	$958	46.5%

Interest expense for the nine months ended March 31, 2023 increased $1.0 million to $3.0 million from $2.1 million in 2022. The increase is related to JMB’s increased product financing activity with A-Mark and higher interest rates.

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC ("CFC"), AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”).

Overview of Results of Operations for the Three Months Ended March 31, 2023 and 2022

— Secured Lending Segment

The operating results of our Secured Lending segment for the three months ended March 31, 2023 and 2022 were as follows:

in thousands, except performance metrics
Three Months Ended March 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,486	100.000%	$3,043	100.000%	$(557)	(18.3%)
Interest expense	(1,971)	(79.284%)	(2,347)	(77.128%)	$(376)	(16.0%)
Selling, general and administrative expenses	(513)	(20.636%)	(379)	(12.455%)	$134	35.4%
Depreciation and amortization expense	(88)	(3.540%)	(88)	(2.892%)	$—	—%
Earnings from equity method investments	2	0.080%	—	—%	$2	—%
Other income, net	605	24.336%	543	17.844%	$62	11.4%
Net income before provision for income taxes	$521	20.957%	$772	25.370%	$(251)	(32.5%)

Performance Metric:
Number of secured loans at period end(1)	963		2,697		(1,734)	(64.3%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Nine Months Ended March 31, 2023 and 2022

— Secured Lending Segment

The operating results of our Secured Lending segment for the nine months ended March 31, 2023 and 2022 were as follows:

in thousands, except performance metrics
Nine Months Ended March 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$7,086	100.000%	$8,173	100.000%	$(1,087)	(13.3%)
Interest expense	(5,887)	(83.079%)	(6,839)	(83.678%)	$(952)	(13.9%)
Selling, general and administrative expenses	(1,436)	(20.265%)	(1,230)	(15.050%)	$206	16.7%
Depreciation and amortization expense	(264)	(3.726%)	(264)	(3.230%)	$—	—%
Earnings from equity method investments	4	0.056%	—	—%	$4	—%
Other income, net	1,907	26.912%	1,385	16.946%	$522	37.7%
Net income before provision for income taxes	$1,410	19.898%	$1,225	14.988%	$185	15.1%

Performance Metric:
Number of secured loans at period end(1)	963		2,697		(1,734)	(64.3%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands, except performance metric
Three Months Ended March 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,486	100.000%	$3,043	100.000%	$(557)	(18.3%)
Performance Metric
Number of secured loans at period-end	963		2,697		(1,734)	(64.3%)

Interest income for the three months ended March 31, 2023 decreased $0.6 million, or 18.3%, to $2.5 million from $3.0 million in 2022. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current year as compared to the average monthly loan balances for the prior year. The number of secured loans outstanding decreased by 1,734, or 64.3%, to 963 from 2,697 as of March 31, 2022.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands, except performance metric
Nine Months Ended March 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$7,086	100.000%	$8,173	100.000%	$(1,087)	(13.3%)
Performance Metric
Number of secured loans at period-end	963		2,697		(1,734)	(64.3%)

Interest income for the nine months ended March 31, 2023 decreased $1.1 million, or 13.3%, to $7.1 million from $8.2 million in 2022. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances during the current year as compared to the average monthly loan balances for the prior year. The number of secured loans outstanding decreased by 1,734, or 64.3% to 963 from 2,697 as of March 31, 2022.

Interest Expense — Secured Lending

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(1,971)	(79.284%)	$(2,347)	(77.128%)	$(376)	(16.0%)

Interest expense for the three months ended March 31, 2023 decreased $0.4 million, or 16.0%, to $2.0 million from $2.3 million in 2022. The change in interest expense was primarily due to lower loan servicing costs of $0.3 million and lower interest expense of $0.1 million associated with our Trading Credit Facility and the AMCF Notes (including amortization of debt issuance costs).

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(5,887)	(83.079%)	$(6,839)	(83.678%)	$(952)	(13.9%)

Interest expense for the nine months ended March 31, 2023 decreased $1.0 million, or 13.9%, to $5.9 million from $6.8 million in 2022. The change in interest expense was primarily due to lower loan servicing costs of $0.7 million and lower interest expense of $0.3 million associated with our Trading Credit Facility and the AMCF Notes (including amortization of debt issuance costs).

Selling, General and Administrative Expenses — Secured Lending

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(513)	(20.636%)	$(379)	(12.455%)	$134	35.4%

Selling, general, and administrative expenses for the three months ended March 31, 2023 increased $0.1 million, or 35.4%, to $0.5 million from $0.4 million in 2022. The change in selling, general, and administrative expenses was not significant.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(1,436)	(20.265%)	$(1,230)	(15.050%)	$206	16.7%

Selling, general, and administrative expenses for the nine months ended March 31, 2023 increased $0.2 million, or 16.7%, to $1.4 million from $1.2 million in 2022. The change in selling, general, and administrative expenses was not significant.

Other Income, Net — Secured Lending

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Other income, net	$605	24.336%	$543	17.844%	$62	11.4%

Other income, net for the three months ended March 31, 2023 increased $0.1 million, or 11.4%, to $0.6 million from $0.5 million in 2022. The change in other income, net was not significant.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Other income, net	$1,907	26.912%	$1,385	16.946%	$522	37.7%

Other income, net for the nine months ended March 31, 2023 increased $0.5 million, or 37.7%, to $1.9 million from $1.4 million in 2022. The increase was due to higher royalty income earned.

NON-GAAP MEASURES

Adjusted net income before provision for income taxes

Overview

In addition to our results determined in accordance with U.S. GAAP, we believe the below non-GAAP measure is useful in evaluating our operating performance. We use the financial measure “adjusted net income before provision for income taxes” to present our pre-tax earnings from on-going business operations. This measure does not have standardized definitions and is not prepared in accordance with U.S. GAAP. The items excluded from this financial measure may have a material impact on our financial results. Certain of those items are non-recurring, while others are non-cash in nature. Accordingly, this non-GAAP financial performance measure should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with U.S. GAAP.

Reconciliation

We calculate this non-GAAP financial performance measure by eliminating from net income before provision for income taxes the impact of items we do not consider indicative of our ongoing operations. We eliminate the impact of the following three items: (i) acquisition expenses; (ii) amortization expenses related to intangible assets acquired; and (iii) depreciation expense.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following tables reconcile this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements for the three months ended March 31, 2023 and 2022.

in thousands
Three Months Ended March 31,	2023	2022	Change
	$	$	$	%
Net income before provision for income taxes	$45,773	$45,921	$(148)	(0.3%)
Adjustments:
Acquisition costs	38	836	$(798)	(95.5%)
Amortization of acquired intangibles	2,719	7,188	$(4,469)	(62.2%)
Depreciation expense	621	360	$261	72.5%
Adjusted net income before provision for income taxes (non-GAAP)	$49,151	$54,305	$(5,154)	(9.5%)

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

The following tables reconcile this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements for the nine months ended March 31, 2023 and 2022.

in thousands
Nine Months Ended March 31,	2023	2022	Change
	$	$	$	%
Net income before provision for income taxes	$146,928	$119,406	$27,522	23.0%
Adjustments:
Acquisition costs	184	889	$(705)	(79.3%)
Amortization of acquired intangibles	8,193	22,932	$(14,739)	(64.3%)
Depreciation expense	1,591	1,145	$446	39.0%
Adjusted net income before provision for income taxes (non-GAAP)	$156,896	$144,372	$12,524	8.7%

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

Amortization of purchased intangibles. Amortization expense of purchased intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions. Due to amortization expense being non-cash in nature, management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business. Amortization of purchased intangible assets will recur in future periods. For additional information about the amortization of our purchased intangibles. See Note 9 to the Company’s condensed consolidated financial statements.

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

Earnings Before Interest, Taxes, Depreciation, and Amortization

Overview

In addition to the non-GAAP financial performance measure discussed in the section above, we use the non-GAAP liquidity measure “earnings before interest, taxes, depreciation, and amortization” or "EBITDA" to evaluate our business operations unburdened by our capital structure, before investing activities, interest, and income taxes. Management and external users of our condensed consolidated financial statements, such as industry analysts and investors, may use EBITDA to compare business operations with other publicly traded companies.

Reconciliation

We calculate EBITDA by eliminating from net income the following five items: (i) interest income; (ii) interest expense; (iii) amortization expenses related to intangible assets acquired; (iv) depreciation expense; and (v) income tax expense.

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the condensed consolidated statement of cash flows. Below is the reconciliation of net cash provided by or used in operating activities to EBITDA:

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

in thousands
Three Months Ended March 31,	2023	2022	Change
	$	$	$	%
Net income	$35,998	$37,546	$(1,548)	(4.1%)
Adjustments:
Interest income	(6,087)	(5,343)	$744	13.9%
Interest expense	9,237	5,429	$3,808	70.1%
Amortization of acquired intangibles	2,719	7,188	$(4,469)	(62.2%)
Depreciation expense	621	360	$261	72.5%
Income tax expense	9,775	8,375	$1,400	16.7%
	16,265	16,009	$256	1.6%

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$52,263	$53,555	$(1,292)	(2.4%)

Reconciliation of Operating Cash Flows to EBITDA:
Net cash provided by (used in) operating activities	$91,767	$(114,233)	$206,000	180.3%
Changes in operating working capital	(52,003)	157,488	$(209,491)	(133.0%)
Interest expense	9,237	5,429	$3,808	70.1%
Interest income	(6,087)	(5,343)	$744	13.9%
Income tax expense	9,775	8,375	$1,400	16.7%
Earnings (losses) from equity method investments	(70)	1,608	$(1,678)	(104.4%)
Write-down of digital assets	—	(50)	$50	100.0%
Share-based compensation	(538)	(573)	$(35)	(6.1%)
Interest added to principal of secured loans	4	4	$—	—%
Deferred income taxes	666	1,380	$(714)	(51.7%)
Amortization of loan cost	(488)	(530)	$(42)	(7.9%)
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$52,263	$53,555	$(1,292)	(2.4%)

Cash Flow Data:
Net cash provided by (used in) operating activities	$91,767	$(114,233)	$206,000	180.3%
Net cash provided by (used in) investing activities	$12	$(15,802)	$15,814	100.1%
Net cash (used in) provided by financing activities	$(76,415)	$139,232	$(215,647)	(154.9%)

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

in thousands
Nine Months Ended March 31,	2023	2022	Change
	$	$	$	%
Net income	$114,832	$95,609	$19,223	20.1%
Adjustments:
Interest income	(16,167)	(16,125)	$42	0.3%
Interest expense	22,603	16,297	$6,306	38.7%
Amortization of acquired intangibles	8,193	22,932	$(14,739)	(64.3%)
Depreciation expense	1,591	1,145	$446	39.0%
Income tax expense	32,096	23,797	$8,299	34.9%
	48,316	48,046	$270	0.6%

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$163,148	$143,655	$19,493	13.6%

Reconciliation of Operating Cash Flows to EBITDA:
Net cash provided by (used in) operating activities	$43,249	$(75,702)	$118,951	157.1%
Changes in operating working capital	77,628	190,262	$(112,634)	(59.2%)
Interest expense	22,603	16,297	$6,306	38.7%
Interest income	(16,167)	(16,125)	$42	0.3%
Income tax expense	32,096	23,797	$8,299	34.9%
Dividends received from equity method investees	(551)	—	$551	—%
Earnings from equity method investments	7,276	4,317	$2,959	68.5%
Write-down of digital assets	(12)	(50)	$(38)	(76.0%)
Share-based compensation	(1,607)	(1,628)	$(21)	(1.3%)
Interest added to principal of secured loans	10	13	$(3)	(23.1%)
Deferred income taxes	251	4,563	$(4,312)	(94.5%)
Amortization of loan cost	(1,628)	(2,089)	$(461)	(22.1%)
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$163,148	$143,655	$19,493	13.6%

Cash Flow Data:
Net cash provided by (used in) operating activities	$43,249	$(75,702)	$118,951	157.1%
Net cash provided by (used in) investing activities	$15,092	$(40,721)	$55,813	137.1%
Net cash (used in) provided by financing activities	$(18,023)	$43,567	$(61,590)	(141.4%)

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of March 31, 2023, approximately 82.6% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

We may also raise funds through the public or private offering of equity or debt securities, although there is no assurance that we will be able to do so at the times and in the amounts required. We have an effective universal shelf registration statement on file with the Securities and Exchange Commission, under which we may issue approximately $69.5 million worth of securities at this time through March 2024.

We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements and draws upon and pays down its lines of credit so as to minimize interest expense. See Note 15 to the Company’s condensed consolidated financial statements.

Lines of Credit

in thousands
	March 31, 2023	June 30, 2022	Change
Lines of credit	$230,000	$215,000	$15,000

Effective December 21, 2021, A-Mark entered into a three-year committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of March 31, 2023, the Trading Credit Facility provided the Company with access up to $350.0 million. The credit facility has a termination date of December 21, 2024.

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	March 31, 2023	June 30, 2022	Change
Notes payable — short-term	$94,644	$—	$94,644
Notes payable — long-term	1,752	94,073	(92,321)
	$96,396	$94,073	$2,323

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

As of March 31, 2023, the consolidated aggregate carrying balance of the AMCF Notes was $94.6 million (which excludes the $5.0 million portion of the Class B Notes that the Company retained), and the remaining unamortized loan cost balance was approximately $0.4 million, which is amortized using the effective interest method through the maturity date. See Note 15 to the Company’s condensed consolidated financial statements.

In April 2021, CCP entered into a loan agreement with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards and sports memorabilia to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The term of the CCP Note expires on April 1, 2024 and may be extended by mutual agreement. As of March 31, 2023 and June 30, 2022 the outstanding principal balance of the CCP Note was $1.8 million and $0.0 million. See Note 14 to the Company’s condensed consolidated financial statements.

Liabilities on Borrowed Metals

in thousands
	March 31, 2023	June 30, 2022	Change
Liabilities on borrowed metals	$25,730	$59,417	$(33,687)

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

Product Financing Arrangements

in thousands
	March 31, 2023	June 30, 2022	Change
Product financing arrangements	$292,104	$282,671	$9,433

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

Secured Loans Receivable

in thousands
	March 31, 2023	June 30, 2022	Change
Secured loans receivable	$96,856	$126,217	$(29,361)

CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins, and graded sports cards and sports memorabilia that affords our customers a convenient means of financing their inventory or collections. See Note 5 to the Company’s condensed consolidated financial statements. AMCF also purchases and holds secured loans from CFC to meet its collateral requirements related to the AMCF Notes. See Note 15 to Company’s condensed consolidated financial statements. Most of the Company's secured loans are short-term in nature. The renewal of these secured loans is at the discretion of the Company and, as such, provides us with some flexibility in regard to our capital deployment strategies.

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

On January 4, 2023, the Company's board of directors declared a quarterly regular cash dividend of $0.20 per common share to stockholders of record at the close of business on January 16, 2023. The dividend totaling $4.7 million was paid on January 27, 2023.

Subsequent to quarter end, on April 5, 2023, our board of directors declared a regular dividend of $0.20 per share to shareholders of record at the close of business on April 17, 2023. The dividend totaling $4.7 million was paid on April 28, 2023 (see Note 20).

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

The following summarizes components of our condensed consolidated statements of cash flows for the nine months ended March 31, 2023 and 2022:

in thousands
Nine Months Ended	March 31, 2023	March 31, 2022	Change
Net cash provided by (used in) operating activities	$43,249	$(75,702)	$118,951
Net cash provided by (used in) investing activities	$15,092	$(40,721)	$55,813
Net cash (used in) provided by financing activities	$(18,023)	$43,567	$(61,590)

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities provided $43.2 million and used $75.7 million in cash for the nine months ended March 31, 2023 and 2022, respectively, representing an $119.0 million increase in cash provided compared to the nine months ended March 31, 2022. The increase in cash provided was primarily due to net changes in working capital, which includes the balances of inventories, precious metals held under financing arrangements, receivables, and derivative liabilities, partially offset by increased net income adjusted for noncash items.

Net Cash Flows From Investing Activities

Investing activities provided $15.1 million and used $40.7 million in cash for the nine months ended March 31, 2023 and 2022, respectively, representing a $55.8 million increase in cash provided compared to the nine months ended March 31, 2022. This period over period increase in cash provided was primarily due to higher cash inflows of $60.0 million associated with the net liquidations of secured loans in the current period, other long-term investment activity of $1.2 million, and $0.3 million from other capital expenditures, partially offset by higher investing cash outflows in the current year of $4.5 million related to the acquisition of intangible assets from coin and bullion e-commerce dealer BGASC and $1.1 million of capital expenditures for property, plant, and equipment.

Net Cash Flows From Financing Activities

Financing activities used $18.0 million and provided $43.6 million in cash for the nine months ended March 31, 2023 and 2022, respectively, representing a $61.6 million increase in cash used compared to the nine months ended March 31, 2022. This period over period increase in cash used was primarily due to increased net borrowings of $55.0 million under lines of credit, an increase in cash paid for dividends of $10.2 million, an increase of $9.8 million of cash used to repurchase our common stock under our share repurchase program, an increase of $2.2 million related to the exercise and taxes related to share-based awards, an increase of $2.1 million on repayments on notes payable to related parties, and an increase of $1.0 million in distributions paid to PMPP's noncontrolling interest holder. These increases in cash outflows were partially offset by increases in cash provided of $11.0 million related to our product financing arrangements, increased proceeds of $3.9 million from the issuance of related party notes, and lower debt issuance costs paid in the current year of $3.7 million.

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

The Company’s net gains on derivative instruments for the three months ended March 31, 2023 and 2022, totaled $49.5 million and $7.0 million, respectively. The Company’s net gains and losses on derivative instruments for the nine months ended March 31, 2023 and 2022, totaled gains of $4.1 million and losses of $8.3 million, respectively. These net gains and losses on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments as of March 31, 2023 and June 30, 2022:

in thousands
	March 31, 2023	June 30, 2022
Inventories	$967,518	$741,018
Precious metals held under financing arrangements	24,014	79,766
	991,532	820,784
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(954)	(1,434)
Premium on metals position	(30,865)	(27,059)
Precious metal value not hedged	(31,819)	(28,493)

Commitments at market:
Open inventory purchase commitments	1,075,916	681,835
Open inventory sales commitments	(753,815)	(497,949)
Margin sale commitments	(21,873)	(26,984)
In-transit inventory no longer subject to market risk	(26,449)	(13,164)
Unhedgeable premiums on open commitment positions	20,568	12,933
Borrowed precious metals	(25,730)	(59,417)
Product financing arrangements	(292,104)	(282,671)
Advances on industrial metals	1,234	768
	(22,253)	(184,649)

Precious metal subject to price risk	937,460	607,642

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	741,100	278,326
Precious metals futures contracts at market values	176,493	326,713
Total market value of derivative financial instruments	917,593	605,039

Net precious metals subject to commodity price risk	$19,867	$2,603

Net precious metals subject to commodity price risk at March 31, 2023 includes the impact of projected sales activity between market close on March 31, 2023 and market opening on the next business day.

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of March 31, 2023, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

Commitments and Contingencies

Refer to Note 16 to the Company’s condensed consolidated financial statements for information relating Company's commitments and contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2023 and June 30, 2022, we had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature:

in thousands
	March 31, 2023	June 30, 2022
Purchase commitments	$1,075,916	$681,835
Sales commitments	$(753,815)	$(497,949)
Margin sales commitments	$(21,873)	$(26,984)
Open forward contracts	$741,100	$278,326
Open futures contracts	$176,493	$326,713
Foreign exchange forward contracts	$9,596	$9,738

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

The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains and losses on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. See Note 12 to the Company’s condensed consolidated financial statements.

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

Revenue Recognition

The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between the trade and settlement dates, the Company enters into forward contracts that meet the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC (“ASC 815”). The Company records the derivative at the trade date with any corresponding unrealized gain (loss), shown as component of cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are settled, the unrealized gains and losses are reversed, and revenue is recognized for contracts that are physically settled. For contracts that are net settled, the realized gains and losses are recorded in cost of sales, with the exception of forward contracts, where their associated realized gains and losses are recorded in revenue and cost of sales, respectively.

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

Inventory includes amounts borrowed from suppliers and customers arising from various arrangements including unallocated metal positions held by customers in the Company’s inventory, amounts due to suppliers for the use of consigned inventory, metals held by suppliers as collateral on advanced pool metals, as well as shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. See Note 12 to the Company’s condensed consolidated financial statements.

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

Income Taxes

As part of the process of preparing the Company’s condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s condensed consolidated balance sheets. See Note 13 to the Company’s condensed consolidated financial statements for more information on the Company’s accounting for income taxes.

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

Global and macroeconomic events have had an overall positive effect on the demand for our products and ancillary services, the margins that we are able to realize on our products and services and our overall profitability. Our stock price has responded favorably to these unprecedented circumstances as well. While it is not possible to predict with any accuracy future market trends, our business may revert at some point to levels more closely in line with industry activity prior to such events, particularly in the direct-to-consumer business of the Company, and especially our JMB subsidiary. If that were to occur our profitability and the price of our stock could return to more normalized levels as well.

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

Revolving loans under the Trading Credit Facility are at our option either Based Rate Loans that bear interest at a base rate plus a prescribed margin, or SOFR Loans that bear interest at rates selected by us based on the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (SOFR) plus prescribed margins. The use of SOFR based rates is intended to replace rates based on the London interbank offered rate (LIBOR), and reflects the cessation of the publication of LIBOR rates previously announced by regulators in the United Kingdom and the discontinuation of the use of LIBOR in the financial markets. The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we experienced under our prior Trading Credit Facility, where interest rates were based on LIBOR. Also, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In particular, if the agent under the Trading Credit Facility determines that SOFR Rates cannot be determined or the agent or the lenders determine that SOFR based rates do not adequately reflect the cost of funding the SOFR Loans, outstanding SOFR Loans will be converted into Base Rate Loans. This could result in increased borrowing costs for the Company.

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
•
our ability to sell collateral upon customer defaults for amounts sufficient to offset credit losses, which can be affected by a number of factors outside of our control, including (i) changes in economic conditions, for example, as experienced in connection with the COVID-19 pandemic, (ii) increases in market rates of interest and (iii) changes in the condition or value of the collateral; and
•
the reserves we establish for loan losses, which may prove insufficient.

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

As a result of various macro-economic factors, including in the past few years the COVID-19 pandemic, businesses in a variety of industries have experienced difficulty in obtaining the source materials required for their operations. We require coin and other bullion products, particularly products manufactured by government mints, for resale to our customers, and silver for the productions of bullion bars and rounds by our Silver Towne mint. We have multiple sources for obtaining the bullion products which we resell to our customers, and our relationships with major refiners have to date provided us with an adequate source of material for our minting operations. We also maintain a supply of metal in case we experience a shortage of raw materials for our Silver Towne mint. However, while we do not currently anticipate that our business will suffer as a consequence of the current problems in the national and global supply chains, we cannot assure you that this will continue to be the case. Our operations could be adversely impacted if we did not have an adequate source of supply for our Silver Towne mint, particularly if we expand our minting operations to meet increased demand, or if supply chain disruptions significantly interfered with our sources of coin and bullion for resale. If significant supply chain constraints were to occur, we might be required to cut back on our minting operations or we might be unable to timely satisfy customer requirements for coin and bullion products. This could lead to a loss of sales or could adversely impact our reputation.

We are dependent on our key management personnel and our trading experts.

Our strategic vision and performance are dependent on Gregory Roberts, our Chief Executive Officer, other members of our senior management and certain other key employees. We have an employment agreement with Mr. Roberts which expires in June 2027. We also have employment agreements with Thor Gjerdrum, our President, and Brian Aquilino, our Chief Operating Officer, which expire in June 2025, and with Michael Wittmeyer, the Chief Executive Officer of JMB, which terminates on June 30, 2024.

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

We rely on our computer and communications hardware and software systems to execute a large volume of trading transactions each year. With the acquisition of JMB, whose sales are conducted exclusively through the internet, our dependence on computer and communications technology has further increased. It is therefore critical that we maintain uninterrupted operation of these systems, and we have invested considerable resources to protect our systems from physical compromise and security breaches and to maintain backup and redundancy. Nevertheless, our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our ability to provide quotations or trading services, or to conduct our e-commerce business, in the interim, and we may face costly litigation.

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

The Company has experienced outsized growth in its revenues and operating profits since the onset of the COVID-19 pandemic, but there can be no assurance that this level of performance will continue.

The recent growth of the business of the Company generally, and the business of its JMB subsidiary in particular, may be attributed to the unprecedented uncertainties and volatility in the financial markets resulting from the COVID-19 pandemic, its effects on the economy and the related government responses. Other contemporary events and circumstances, including political polarization, macroeconomic uncertainty, volatility in the financial markets and global instability, have also have been contributing factors to the recent growth of the business of the Company. In this environment, consumers may have sought perceived financial safety in precious coins and metals.

There can be no assurance that the recent growth in the precious metals business will continue in future periods. Consumer perceptions with respect to precious coins and metals could shift, these commodities may no longer be viewed as secure investments and the demand for the Company’s products could substantially decline. We cannot predict the performance of our business and operations if and when business conditions revert to more normalized levels. A decline in our future revenues and earnings would have adverse effects on our overall results of operations and could cause our stock price to decline. Moreover, because of the nature of the current business and financial environment, particularly in regards to the precious metal industry, it is difficult to create with any acceptable measure of precision customary financial projections and forecasts for our business over the next several years. This could adversely affect our ability to engage in financial and operational planning for the future.

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

Our AMST subsidiary, which operates our Silver Towne Mint, depends on critical pieces of equipment which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures or business interruptions. AMST’s facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, accidents or violent weather conditions. AMST has insurance to cover certain of the risks associated with equipment damage and resulting business interruption, but there are certain events that would not be covered by insurance, and there can be no assurance that insurance will continue to be available on acceptable terms.

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

Stack’s-Bowers Numismatics, LLC ("Stack's Bowers"), which is primarily engaged in the business of auctions of high-value and rare coins and in coin retailing, is a wholly-owned subsidiary of Spectrum Group International, Inc. ("SGI"), our former parent and a related party. We have engaged in the past, and continue to engage, in transactions with Stack’s Bowers. These transactions include secured lending transactions in which Stack’s Bowers is the borrower, and other transactions involving the purchase and sale of rare coins, including with JMB. SGI and the Company have a common chief executive officer, and the chief executive officer and the general counsel of the Company are board members of SGI. In addition, a majority of the board of directors of the Company have an ownership interest in SGI that in the aggregate represents a controlling interest in SGI. All transactions between the Company and Stack’s Bowers are approved by our Audit Committee, and we believe that all such transactions are on terms no less favorable to the Company than would be obtained from an unaffiliated third-party. Nonetheless, these transactions could be perceived as being conflicted.

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

JMB’s GoldPrice.org and SilverPrice.org publish data on precious metal and cryptocurrency pricing which is obtained from third parties. While we believe that the sources of the published data are reliable, the data is not independently verified by JMB or us. If the data that JMB receives and publishes were inaccurate, and were relied upon by consumers visiting these websites, JMB could be exposed to liability and may suffer damage to its reputation.

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

Our business is exposed to the risk of changes in commodity prices, and our hedging activity to protect our inventory is subject to risks of default by our counterparties.

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

Our Direct-to-Consumer business currently has limited international operations which would subject it to the GDPR. Our Wholesale Sales and Ancillary Services segment maintains an office in Vienna, Austria that provides marketing support services for its international (including EU) customers. We have evaluated GDPR and its requirements, and believe we are currently in compliance with GDPR in all material respects. Going forward, however, the expansion of our international operations could require us to change our business practices and may increase the costs and complexity of compliance. Also, a violation by the Company of this regulation could expose us to penalties and sanctions under the regulation.

In 2020, California passed amendments to the California Consumer Privacy Act (“CCPA”) that took effect on January 1, 2023. This law provides California consumers with a high level of transparency and broad rights and choices with respect to their personal information. For example, the CCPA grants consumers privacy rights including the rights of data correction and data portability, the right to limit the Company’s use of a new subset of personal information called “sensitive personal information” that requires heightened protections, and the right to appeal the Company’s response to an individual’s exercise of these new or existing privacy rights. The “personal information” regulated by CCPA is broadly defined to include identification or association with a California consumer or household, including demographics, usage, transactions and inquiries, preferences, inferences drawn to create a profile about a consumer, government identification numbers, and education information. Compliance with CCPA requires the implementation of a series of operational measures such as: preparing data maps, inventory, or other records of all personal information pertaining to California residents, households and devices, as well as information sources, usage, storage, and sharing; maintaining and updating detailed disclosures in privacy policies; conducting risk assessments for the use of sensitive personal information; establishing mechanisms (including, at a minimum, a toll-free telephone number and an online channel) to respond to consumers’ data access, deletion, portability, and opt-out requests; and providing clear and conspicuous links on the home page of the business’ website, where applicable, allowing residents to limit or opt-out of certain data processing activities. CCPA prohibits businesses from discriminating against consumers who have opted out of the sale of their personal information, subject to narrow exceptions. Failure to comply with the CCPA can result in civil penalties up to $7,500 per violation or actual damages suffered by a consumer.

Colorado, Virginia, Utah, and Connecticut also recently passed comprehensive privacy laws that will take effect in 2023, and Iowa's comprehensive privacy law will take effect in 2025. These new U.S. privacy laws have some provisions and requirements similar to the CCPA. However, preparing to comply with the varying requirements of these laws has already subjected the Company to costs and legal fees and will subject the Company to additional costs and risks as they take effect. For example, these laws may limit the Company’s ability to use personal information for advertising purposes, may limit the ways in which the Company may use certain categories of personal information, may require the Company to obtain additional permissions from the consumer, and may require revision of the Company's contracts with service providers with whom the Company shares personal information in the course of providing its products and services. These laws may also limit the Company’s ability to process sensitive personal information, which includes financial data, account information, identification card numbers, social security numbers, and precise geolocation. The Company will have to update is policies, notices, procedures, and permissions in response to these new privacy laws. The Company may also have to update its advertising practices. Failure to comply with the Virginia, Iowa, and Utah privacy laws can result in civil penalties up to $7,500 per violation. Failure to comply with the Connecticut privacy law can result in civil penalties up to $5,000 per violation. Failure to comply with the Colorado privacy law can result in civil penalties up to $20,000 per violation.

Nevada law requires operators of websites and online services to post a notice on their websites regarding their privacy practices. The law also requires operators of internet websites or online services to establish a designated request address through which a consumer may submit a verified request directing such operators not to make any sale of covered information collected about the consumer. The “covered information” regulated by the Nevada law is defined to include an enumerated list of items of personally identifiable information (including names, addresses, email addresses, phone numbers, social security numbers and identifiers that allow a specific person to be contacted).

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

We include arbitration provisions in our loan and financing agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. Our arbitration agreements do not generally have any impact on regulatory enforcement proceedings. We take the position that the arbitration provisions in loan and financing agreements, including class action waivers, are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, our arbitration and class action waiver provisions could be unenforceable, which could subject us to additional litigation, including class action litigation.

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

A-Mark’s board of directors recently adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The initial quarterly cash dividend under the policy was paid on October 24, 2022 to stockholders of record as of October 10, 2022. The most recent cash dividend under the policy was paid on April 28, 2023 to stockholders of record as of April 17, 2023. The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

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

Your percentage ownership in A-Mark potentially could be diluted in the future because of additional common stock-based equity awards that we expect will be granted to our directors, officers and employees, including through our current equity incentive plan. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which could dilute your percentage ownership. For example, in the acquisition of JMB and our increased investments in Pinehurst Coin Exchange, Inc. and Silver Gold Bull, Inc., we issued stock to the selling shareholders in partial consideration for their interests. We also issued stock to the public to finance, in part, the acquisition of JMB.

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

Our board and management beneficially own a sizable percentage of our common stock and therefore have the ability to exert substantial influence as stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1,000,000 shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. The share repurchase program was initially announced on May 8, 2018. Pursuant to the share repurchase program, which was re-authorized effective as of December 8, 2022, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. The authorization of the share repurchase program expires on June 30, 2023. Subject to applicable corporate securities laws, repurchases may be made at such times and in amounts as management deems appropriate. We are not obligated to repurchase any shares under the program, and repurchases under the program may be discontinued if management determines that additional repurchases are not warranted.

As of March 31, 2023, the maximum number of shares that may yet be repurchased under the share repurchase program authorized by the Board equaled 664,265 shares. The following table reflects activity related to equity securities we repurchased during the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/23-1/31/23	—	—	—	1,000,000
2/1/23-2/28/23	200,000	$29.73	200,000	800,000
3/1/23-3/31/23	135,735	$27.81	135,735	664,265
Total	335,735	$28.96	335,735

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
10.1 *	Form of Indemnification Agreement.

10.2 *	Waiver and Fifth Amendment to Credit Agreement.

10.3 **

Employment Agreement, dated February 14, 2023, between A-Mark Precious Metals, Inc. and Gregory N. Roberts. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K as filed with the Securities and Exchange Commission on February 17, 2023.

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

A-MARK PRECIOUS METALS, INC.

Date:	May 9, 2023	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ Kathleen Simpson-Taylor
Kathleen Simpson-Taylor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	Chief Executive Officer and Director	May 9, 2023
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	May 9, 2023
Kathleen Simpson-Taylor	(Principal Financial Officer and Principal Accounting Officer)