Form 10-K
period 2023-06-30
A-Mark Precious Metals, Inc.
filed 2023-09-12
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes. ☐ No. ☑

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on December 31, 2022, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $622,270,086. Shares of common stock known to be beneficially owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

As of September 1, 2023, the registrant had 23,344,221 shares of common stock, par value $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders, scheduled to be held on November 15, 2023, are incorporated into Part III.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2023

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

A-Mark, also referred to (together with its subsidiaries) as "we", "us" and the "Company", is a fully integrated precious metals platform that offers an array of gold, silver, platinum, palladium, and copper bullion, numismatic coins, and related products to wholesale and retail customers via a portfolio of channels. The Company conducts its operations through three complementary segments: Wholesale Sales & Ancillary Services, Direct-to-Consumer, and Secured Lending. A-Mark believes it has one of the largest customer bases in each of its markets and provides one of the most comprehensive offerings of products and services in the precious metals trading industry. Our global customer base, spanning four continents, includes mints, manufacturers and fabricators, refiners, coin and bullion dealers, e-commerce retailers, banks and other financial institutions, commodity brokerage houses, industrial users of precious metals, investors, collectors, and retail customers.

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

A-Mark believes its businesses largely function independently of the price movement of the underlying commodities. However, factors such as global economic activity or uncertainty and inflationary trends, which affect market volatility, have the potential to impact demand, supply, volumes, and margins.

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

In July 2015, the Company launched its Las Vegas-based logistics fulfillment center, A-M Global Logistics, LLC. ("AMGL" or "Logistics"), a wholly-owned subsidiary, for the purpose of providing our customers a platform of complementary services, including packaging, shipping, handling, receiving, processing, and inventorying of precious metals, custom coins, and sports cards and sports memorabilia on a secure basis.

In August 2016, the Company formed a joint venture, AM&ST Associates, LLC. ("AMST"), with SilverTowne, L.P., an Indiana-based fabricator of silver bullion products, for the purpose of acquiring and operating SilverTowne, L.P.'s minting business unit ("Silver Towne Mint" or the "Mint"). Since the formation of AMST, the Company has invested in minting equipment and fabrication tools to expand output capabilities, increase production efficiencies and improve product quality, and has leveraged the Mint’s fabrication capabilities and coin die portfolio to expand our custom coin programs, as well as to introduce new custom products for individual customers. In April 2021, the Company purchased the 31% interest in AMST previously held by the joint venture partner and currently owns 100% of AMST.

In August 2017, the Company acquired substantially all of the assets of Goldline, LLC, a direct retailer of precious metals to the investor community, and now conducts those operations through its subsidiary Goldline, Inc. ("Goldline"). Goldline, LLC was formed in 1960 and became well-known to collectors and investors for its distribution of gold, silver, and platinum bullion coins and bars, in part, due to its television, radio, and internet marketing and customer service outreach. Since our acquisition, Goldline has expanded its product offerings and improved its delivery times.

In August 2019, Goldline entered into a joint venture agreement with one of the Company's related parties to form Precious Metals Purchasing Partners, LLC ("PMPP"), a 50% owned subsidiary, primarily for the purpose of purchasing precious metals from the partners' retail customers for resale back into the marketplace. PMPP commenced operations in fiscal 2020.

In September 2014, the Company made an initial equity investment in JM Bullion, Inc. (“JMB”), and in October 2016, we made an additional investment in JMB, increasing our equity interest to approximately 20.5%. In March 2021, the Company acquired the 79.5% interest in JMB that we did not previously own. JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its own websites. In April 2022, JMB commercially launched the CyberMetals online platform, where customers can purchase fractional ounces of digital gold, silver, platinum, and palladium in a range of denominations, with the option to convert their digital holdings to fabricated precious metals products via an integrated redemption flow with JMB. JMB operates eight separately branded, company-owned websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, CyberMetals.com, GoldPrice.org, SilverPrice.org, BGASC.com, and BullionMax.com. JMB had approximately 2.2 million total customers as of June 30, 2023, and approximately 456,600 active customers for the year ended June 30, 2023.

In April 2021, CFC Alternative Investments, LLC, a wholly-owned subsidiary of CFC, formed a joint venture with a third party known as Collectible Card Partners, LLC, which was established for the purpose of making commercial loans collateralized by graded sports cards and sports memorabilia.

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
•
the ability to cost effectively acquire and retain new retail customers, with approximately 456,600 active customers on the JMB platform and approximately 19,700 active Goldline customers;
•
the ability to offer secured financing to customers;
•
our expertise in e-commerce and marketing;
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
•
the ability to obtain more favorable pricing and financing terms due to our size;
•
minting operations and partnerships which produce silver bullion and custom coins, allowing for a ready response to changing market demands;
•
the ability to design and fabricate proprietary silver products for customers;
•
the largest precious metals dealer network in North America;

•
depository relationships in major financial centers around the world;
•
our global trading systems, coupled with experienced traders who also effectively manage A-Mark's exposure to commodity price risk; and
•
a strong management team, with over 100 years of collective industry experience.

As part of our growth strategy, we are focused on:

•
Continuing to grow our consumer facing brands—We fully own seven unique direct-to-consumer brands and have minority ownership interests in four additional consumer facing brands. Each of these brands has a differentiated market positioning and target customer demographic, which allows us to tailor our merchandising, pricing, and advertising strategies to maximize the growth and profitability of each brand. We plan to continue to invest in the Direct-to-Consumer segment, to facilitate both the acquisition of new customers and the retention of our existing customers.
•
Cross-selling existing A-Mark products and services to JMB customers—As of June 30, 2023, JMB had approximately 2.2 million total customers and 456,600 active customers. We believe there are continued opportunities to offer new products and services provided by A-Mark to this customer base, including new, proprietary minted precious metals products, secure storage and logistics.
•
Leveraging our minting capabilities to sell additional proprietary products—We have long-standing relationships with the United States Mint and other major international sovereign mints. We also own one mint, Silver Towne, and have a noncontrolling interest in another mint. We leverage our relationships with these mints to offer proprietary products to our wholesale and direct-to-consumer customers. The acquisition of JMB has provided us with a significantly larger direct-to-consumer customer base, allowing us to increase the number of proprietary products we design, source, and ultimately sell.
•
Expanding our global footprint—We currently serve customers on four continents. Although the majority of our current sales are to customers located in the United States, we believe there is a meaningful opportunity to expand our capabilities in order to offer additional products and services to customers in Canada, Europe, and Asia.
•
Leveraging technology to deliver new products and increased services to customers—We are dedicating significant time and resources to enhance our technology platform and capabilities across all aspects of our business and the addition of JMB is helping to enhance these efforts. We intend to develop new digital products that will allow customers to more easily buy, sell, and arrange for storage of physical metal products through a mobile interface. We also intend to continue to improve our customer interfaces to allow more seamless order processing, better cross-selling of products and services across our business units, to increase our new customer targeting and acquisition strategies, and to further improve our fulfillment and inventorying capabilities.
•
Pursuing strategic investments and acquisitions—Since our initial investment in JMB in 2014, we have acquired Goldline, made minority investments in four additional consumer facing precious metals retailers, acquired the entire equity interest in JMB, acquired two new brands which we have fully integrated into JMB, acquired the entire equity interest in Silver Towne Mint and acquired a noncontrolling interest in a private mint. We intend to continue to evaluate new investment and acquisition opportunities that allow us to broaden our product offerings, allow us to better serve our existing customer base, enter new geographic regions and target new customer demographics.

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. See Note 19 to the Company’s consolidated financial statements for further information regarding our reportable segments.

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

Our distribution and purchase agreements with the mints are non-exclusive and may be terminated by the mints at any time, although in practice our relationships with the mints are long-standing, in some cases, as with the United States Mint, extending back for over 35 years. In some cases, we have developed exclusive products with sovereign and private mints for distribution through our dealer network.

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

Storage. Our Transcontinental Depository Services, LLC ("TDS") subsidiary provides storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors, and collectors worldwide. TDS contracts on behalf of our clients with independent secure storage facilities in the United States, Canada, Europe, Singapore, and Hong Kong, for either fully segregated or allocated storage. We assist our clients in developing appropriate storage options for their particular requirements, and we manage the operational aspects of the storage with the third-party facilities on our clients' behalf. TDS's marketing efforts are conducted both in conjunction with A-Mark's trading operations and independently, including through its dedicated website www.tdsvaults.com.

Logistics. Our A-M Global Logistics, LLC ("Logistics") subsidiary, located in Las Vegas, Nevada, supports our Wholesale Sales business by providing a significant amount of the secured storage and shipping and delivery services that had historically been outsourced to third-party depositories in their various locations. By consolidating those operations into one central location under our control, we reduced our dependence on third-party service providers while enhancing quality control and reducing operating costs. Logistics also provides turn-key logistics services to our customers engaged in the retail business. We provide these customers inventory handling, packaging, storage, and drop-shipping services.

AMTAG. Our A-Mark Trading AG ("AMTAG") subsidiary promotes the Company's products and services to international markets.

Mint. Through its AMST subsidiary, the Company owns the minting operations of the Silver Towne Mint (or the "Mint"), providing greater product selection to our customers and greater pricing stability within the supply chain, as well as increased access to fabricated silver products during volatile market environments. A-Mark has leveraged Silver Towne Mint’s fabrication capabilities to introduce new custom products for individual customers.

Although the Company and JMB are the Mint’s primary customers, the Mint also markets its products at www.silvertowne.com. In March 2023, the Mint achieved ISO 9000:2015 certification which allows all products produced by the Mint to be accepted into individual retirement accounts ("IRA").

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

JMB

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

JMB offers nearly 5,000 different products, measured by stock keeping units or SKUs, on its websites during a fiscal year. This number can vary over time, particularly when demand is high. As a service to its customers, JMB makes available for sale on its websites protective accessories for precious metal products, including acrylic coin holders and capsules, coin tubes and silver bar tubes.

JMB owns and operates six separately branded websites targeting specific segments within the precious metals market: JMBullion.com, ProvidentMetals.com, Silver.com, CyberMetals.com, BGASC.com, and BullionMax.com. JMB also owns two websites: GoldPrice.org and SilverPrice.org, which publish data on precious metal and cryptocurrency pricing and generate leads for its other websites.

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

JMB's Direct-to-Consumer Purchase Program. JMB also offers to purchase precious metal products through its websites. With this program, JMB provides collectors of precious metal products with a means to dispose of their holdings at transparent and competitive prices. Generally, JMB will indicate on its websites the products that it is interested in purchasing, and a collector seeking to sell such products may arrange the sale online. Alternatively, the collector may call a customer representative using the toll-free number on the website and arrange a sale by telephone.

The Direct-to-Consumer Purchase Program is a source of inventory for JMB, which enables JMB to acquire product for resale at a discount to dealer prices.

Logistics. The Company's main distribution facility in Las Vegas, Nevada, together with its ancillary facility in Dallas, Texas, handle the backend logistics for the Company's Direct-to-Consumer Purchase Program and the secured storage for CyberMetals' precious metals.

Goldline

Goldline, acquired by the Company in August 2017, is a direct retailer of precious metals to the investor community. Goldline markets its precious metal products on television, radio, podcasts, and the internet, as well as through customer service outreach, particularly to Goldline’s repeat customers. Online orders are taken on an electronic trading platform that can be accessed by qualified retail customers at www.goldline.com.

Goldline customers are required to enter into an account agreement that specifies the terms and conditions of purchase and explains the availability of certain programs and services offered by Goldline to its customers.

Products. Goldline offers a variety of products from gold, silver, and platinum bullion in the form of bars and coins, as well as rare coins.

Goldline's Direct-to-Consumer Purchase Program. Through Precious Metals Purchasing Partners, LLC ("PMPP"), a joint venture between Goldline and one of the Company's related parties, Goldline acquires precious metals from its retail customers in order to diversify its supply of product offerings and provide discounted pricing to its affiliates. This program provides Goldline's customers with a means to monetize their holdings efficiently and at competitive prices.

Intellectual Property. AM IP Assets, LLC ("AMIP"), a wholly-owned subsidiary of Goldline, manages certain intellectual property of Goldline, including customer lists and a sales lead data base.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, CFC, which in turn owns AM Capital Funding, LLC (“AMCF”). CFC and AMCF have been operating since fiscal years 2005 and 2019, respectively. CFC Alternative Investments, LLC (“CAI”), a subsidiary of CFC, is a party to a joint venture known as Collectible Card Partners, LLC (“CCP”), which was formed for the purpose of making commercial loans collateralized by graded sports cards and sports memorabilia.

CFC is a California licensed finance lender that originates and acquires commercial loans secured by bullion, numismatic coins, sports cards and sports memorabilia. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2023, the aggregate balance of CFC's secured loans was approximately $100.6 million which is comprised of approximately 32% of loans acquired from third-parties and approximately 68% of loans originated by CFC.

AMCF is a special purpose entity whose sole activity consists of operating, owning, and financing precious metal inventory through the issuance of notes (the “AMCF Notes”). AMCF Notes are primarily payable from, and secured by, (i) precious metals obtained by AMCF, (ii) a portfolio of bullion loans collateralized by precious metals, which loans were originated by either CFC or acquired by CFC from third parties and conveyed by CFC to AMCF, and (iii) cash. The indenture governing the AMCF Notes requires AMCF to maintain a specified level of collateral. The indenture also provides that AMCF’s assets are not to be commingled with those of CFC or A-Mark (or any affiliate) and that AMCF is to maintain separate books and records.

It is expected that AMCF will be liquidated shortly following the repayment of the AMCF Notes, which mature on December 15, 2023.

General. The secured loans that CFC issues consist of on-demand loans and loans with a term of three months to 364 days, with a typical term of approximately six months. Repayment of the loans can be made at any time without penalty. Because the loans are of relatively short duration, CFC does not have significant exposure to interest rate fluctuations, even in a rising interest rate environment. Loans carried by CFC range in size up to approximately $14.0 million.

All loans are fully secured by bullion, numismatic coins, graded sports memorabilia, or other eligible alternative investment assets. TDS, on behalf of CFC, takes physical custody of the coins or bullion collateralizing the loans. CFC requires loan-to-value ("LTV") ratios of between 50% and 85%. LTV ratio refers to the principal amount of the loan divided by the liquidation value of the collateral, as conservatively estimated by CFC for numismatic loans and based on daily spot market prices for bullion loans. The LTV ratio varies with the nature of the collateral, with CFC allowing, for example, a higher LTV ratio for bullion than for rare coins. If, because of fluctuations in the market price of the pledged collateral, the LTV ratio on a loan increases above a prescribed maximum ratio, typically 85%, CFC can make a margin call on the loan. If the borrower does not meet the margin call, either by wiring payment or supplying additional collateral, CFC is authorized to sell the collateral, which it does through its A-Mark affiliates. CFC has never experienced losses of principal on its loans.

Origination Activity. CFC's origination activities are complementary to the Company’s coin and bullion businesses and afford our customers a convenient means of financing their inventory or collections. CFC also attempts to leverage the worldwide storage capabilities of its TDS affiliate by offering clients TDS’s asset protection services in connection with the loans. CFC’s marketing efforts for its origination activity are conducted both in conjunction with A-Mark's trading operations, particularly with respect to dealers, and independently, including though its dedicated website www.cfcgoldloans.com. Interest rates on loans originated by CFC are determined based on current market conditions, borrower profile and type or mix of collateral. CFC also offers a variety of custom loan services to its origination clients, including renewal options, options to increase loan size, financing arrangements tailored to facilitate participation in numismatic auctions, and revolving loan arrangements. CFC services the loans that it originates.

Acquisition Activity. CFC also acquires portfolios of loans secured by bullion and numismatics coins from third-party originators. The loans acquired by CFC are sold subject to customary representations and warranties for loan portfolios of this type and must comply with CFC’s criteria for quality of collateral, LTV ratio, term and interest rate. Upon acquisition of a loan portfolio, CFC takes physical possession of the collateral securing the loans. In the event that a loan is non-performing, we will typically liquidate the collateral on behalf of the originator in order to retire the loan. Typically, loan portfolios acquired by CFC are serviced by the originator for a fee.

Financing Activity. CFC has historically financed its loan origination and acquisition activity primarily through A-Mark's demand line of credit with a syndicate of several financial institutions. The AMCF Notes, which mature on December 15, 2023, have provided an additional source of funding for CFC's loan originations and acquisitions of loan portfolios from third parties.

Liquidity

Our business depends substantially on our ability to obtain financing for our operations. Sources of cash generated from operating activities include receipts upon the sales of precious metals, and cash collected from interest payments on secured loans.

Sources of cash provided by financing activities are our uncommitted line of credit, fixed interest rate notes, and other structured financing products. The Company’s line of credit provides it with the liquidity to buy and sell billions of dollars of precious metals annually, and is used to fund a substantial portion of the operations of the Company. As of June 30, 2023, A-Mark's uncommitted line of credit provided access up to $350.0 million. The maturity date of the credit facility is December 21, 2024.

The Company issued fixed rate notes in September 2018 with an aggregate principal amount of $100.0 million, having a maturity of December 15, 2023. The proceeds upon issuance of the AMCF Notes were used to fund the acquisition of CFC's secured loans and other operating activities. The Company also generates funds from other finance products that include product financing arrangements with customers, whereby the Company sells its inventory with an option to repurchase, and through precious metal borrowing and leasing arrangements with its suppliers.

The Company is in discussions with its Trading Credit Facility lenders to refinance the AMCF Notes under this facility. If the Company is unable to refinance the AMCF Notes through the Trading Credit Facility or other alternative financing, the Company intends to generate funds to repay the AMCF Notes through the sale of inventory and/or product financing arrangements, which will reduce the Company's liquidity.

We periodically purchase our own common stock that is traded on public markets as part of our announced stock repurchase program. See more information regarding our share repurchase program in Part II, Item 5 of this Annual Report.

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

Sales and Marketing

We market our products and services to our wholesale customers primarily through our offices in El Segundo, California, and Vienna, Austria, our websites, and our dealer network, which we believe is the largest of its kind in North America. The dealer network consists of approximately 1,000 independent precious metal and coin companies, with whom we transact on a non-exclusive basis. The arrangements with the dealers vary, but generally the dealers acquire product from us for resale to their customers. In some instances, we deliver bullion to the dealers on a consignment basis. We also participate from time to time in trade shows and conventions, at which we promote our products and services. As a vertically integrated precious metals company, a key element of our marketing strategy is being able to cross-sell our products and services to customers within our various business units.

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

Operational Support

The Wholesale Sales & Ancillary Services segment maintains administrative and operational support related to its trading, hedging, and finance product operations at its headquarters in El Segundo, California. We believe that our existing administrative and operational support infrastructure has the capacity to scale with our business activities. We store our inventories of bullion and numismatics at third-party depositories in major financial centers around the world and at our secured facility in Las Vegas, Nevada.

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

Customer Concentrations

For the year ended June 30, 2023, we had one customer that comprised more than 10% of our revenues. See Note 18 to the Company’s consolidated financial statements. The Company's largest customers generally are engaged with us in significant forward contract sales activity (as opposed to those customers with whom we principally have physical trading activity), which are entered into in order to hedge the Company's commodity holding risks, and not for speculative purposes.

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

Our Direct-to-Consumer segment competes with numerous online and other retailers of direct-to-consumer precious metal products. The principal competitors of JMB include APMEX, SD Bullion, and Bullion Exchanges. Competition is based primarily on price and customer service, including the ability to offer same day shipping. To a lesser extent, competition is also based on product availability, although all major ecommerce retailers will typically stock the products that are most in demand.

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

By reason of our direct-to-consumer business in particular, we collect personal data and are subject to European General Data Protection Regulation, the California Consumer Privacy Act and similar domestic and foreign statutes that address the collection, use and monitoring of such data. We continue to devote substantial resources to comply with these laws and regulations.

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

As of June 30, 2023, the Company had 429 employees, with 427 located in North America, and 2 located in Europe; all except 16 of these employees were considered full-time employees. Our overall employee retention rate for the year ended June 30, 2023 was 74%; excluding the Mint and Logistics operations, which hire largely in response to fluctuating business demands, our retention rate was 90%. For the companies we have owned for more than five years, the percentage of employees who have more than five years of service was 29%. For the companies we have owned and operated for less than five years, the percentage of employees who have continued their employment since the respective acquisition dates was 37%.

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

A-Mark provides equal employment opportunities to all qualified individuals without regard to race, color, religion, sex, gender identity, sexual orientation, pregnancy, age, national origin, physical or mental disability, military or veteran status, genetic information, or any other protected classification. Equal employment opportunity includes, but is not limited to, hiring, training, promotion, demotion, transfer, leaves of absence, and termination. The diversity of our workforce is essential, and we are committed to diversity and inclusion throughout the Company to ensure a wide range of experiences, perspectives, and skills to provide better solutions, drive innovation and creativity, and enhance decision making. As of June 30, 2023, approximately 35% of our employees identified as female, and 42% of our employees were made up of underrepresented minorities.

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

Global and macroeconomic events have had an overall positive effect on the demand for our products and ancillary services, the margins that we are able to realize on our products and services and our overall profitability. Our stock price has responded favorably to these unprecedented circumstances as well. While it is not possible to predict with any accuracy future market trends, our business may revert at some point to levels more closely in line with industry activity prior to such events, particularly in the direct-to-consumer business of the Company. If that were to occur our profitability and the price of our stock could return to more normalized levels as well.

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

We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, including the Trading Credit Facility, upon demand or acceleration, or at maturity, or that we would be able to refinance or restructure the payments under the Trading Credit Facility. Our failure to renew or replace the Trading Credit Facility under such circumstances would reduce the financing available to us and could limit our ability to conduct our business, including certain lending activity of our CFC subsidiary. There can be no assurance that we could procure replacement financing on commercially acceptable terms on a timely basis, or at all. We have pledged a significant portion of our assets as collateral under the Trading Credit Facility, and if we were unable to repay the amounts outstanding thereunder, the administrative agent under the Trading Credit Facility could proceed against the collateral granted to secure such indebtedness.

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

Revolving loans under the Trading Credit Facility are at our option either Based Rate Loans that bear interest at a base rate plus a prescribed margin, or SOFR Loans that bear interest at rates selected by us based on the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (SOFR) plus prescribed margins. The use of SOFR based rates replaced rates based on the London interbank offered rate (LIBOR), and reflects the cessation of the publication of LIBOR rates previously announced by regulators in the United Kingdom and the discontinuation of the use of LIBOR in the financial markets. The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we experienced under our prior Trading Credit Facility, where interest rates were based on LIBOR. Also, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In particular, if the agent under the Trading Credit Facility determines that SOFR Rates cannot be determined or the agent or the lenders determine that SOFR based rates do not adequately reflect the cost of funding the SOFR Loans, outstanding SOFR Loans will be converted into Base Rate Loans. This could result in increased borrowing costs for the Company.

We could suffer losses with our financing operations.

We engage in a variety of financing activities with our customers:

•
Receivables from our customers with whom we trade in precious metal products are effectively short-term, non-interest bearing extensions of credit that are, in certain cases, secured by the related products maintained in the Company’s possession or by a letter of credit issued on behalf of the customer. On average, these receivables are outstanding up to 10 days.
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

We will require adequate sources of liquidity to fund both our existing business and our strategy for expansion, evidenced by our acquisition of JMB and other acquisition activity. Currently, our main sources of liquidity are the cash that we generate from operations, our borrowing availability under the Trading Credit Facility, and the proceeds from the issuance of the AMCF Notes, which mature on December 15, 2023. There can be no assurance that our sources of liquidity will be adequate to support the growth that we are hoping to achieve or that additional sources of financing for this purpose, in the form of additional debt or equity financing, will be available to us, on satisfactory terms or at all. Also, the Trading Credit Facility contains, and any future debt financing is likely to contain, various financial and other restrictive covenants. The need to comply with these covenants may limit our ability to implement our growth initiatives.

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

Our strategic vision and performance are dependent on Gregory Roberts, our Chief Executive Officer, other members of our senior management and certain other key employees. We have an employment agreement with Mr. Roberts which expires in June 2027. We also have employment agreements with Thor Gjerdrum, our President, and Brian Aquilino, our Chief Operating Officer, which expire in June 2025, and Robert Pacelli, Chief Executive Officer and President of JMB, which expires in June 2026.

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

We rely on our computer and communications hardware and software systems to execute a large volume of trading transactions each year. Our dependence on computer and communications technology increased with the acquisition of JMB, whose sales are conducted exclusively through the internet. It is therefore critical that we maintain uninterrupted operation of these systems, and we have invested considerable resources to protect our systems from physical compromise and security breaches and to maintain backup and redundancy. Nevertheless, our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. Breaches, damage or malfunctions affecting our systems may require significant investment for repair or replacement, and could interrupt our ability to provide quotations or trading services, or to conduct our e-commerce business. Also, if personal data were compromised, we could be subject to costly litigation.

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

Russia is continuing to engage in its military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls, and could impose further sanctions and controls, against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. The conflict has also created uncertainty regarding, and potential shortages of, grain and fossil fuel supplies in Europe and elsewhere. It is not possible to predict the broader consequences of this conflict, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy, and its impact on us. We could benefit from the resulting uncertainty and instability, as it may encourage investors to seek perceived safety in the ownership of precious metals. On the other hand, we have a marketing support operation in Austria and have significant business in Germany and other parts of Europe that could be materially and adversely affected by the continuing or expanded military activity in that region. More generally, a depressing effect on the global economy as a consequence of the military action in Ukraine could similarly dampen our business activity and reduce the demand for our products and services.

The Company has experienced outsized growth in its revenues and operating profits since the onset of the COVID-19 pandemic, but there can be no assurance that this level of performance will continue.

The recent growth of the business of the Company generally, and the business of its JMB subsidiary in particular, may be attributed to the unprecedented uncertainties and volatility in the financial markets resulting from the COVID-19 pandemic, its effects on the economy and the related government responses. Other contemporary events and circumstances, including political polarization, macroeconomic uncertainty, volatility in the financial markets and global instability, have also been contributing factors to the recent growth of the business of the Company. In this environment, consumers may have sought perceived financial safety in precious coins and metals.

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

The United States and other world economies are currently experiencing high interest rates and have recently experienced high levels of inflation, although this has eased in recent months. Certain investors, including customers of our Direct-to-Consumer segment, may regard precious metal products as a hedge against inflation and high interest rates, which could positively affect demand for our goods and services. However, inflation may also increase our expenses of operations, which because of the nature of our business we cannot generally pass along to our customers. Our Trading Credit Facility bears interest at a variable rate of interest, so that higher interest rates will also increase our cost of borrowing under that facility, and rising interest rates may also increase the costs under our product financing arrangements, and we may be unable to compensate for these increases through higher interest income received from our counterparties. Also, inflation, together with high interest rates, may reduce discretionary spending among consumers, thereby reducing product demand in the retail sector.

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

A-Mark has significant quantities of high-value precious metals at its Logistics facilities, at third-party depositories and in transit. There is a risk that part or all of the gold and other precious metals held by A-Mark, whether on its own behalf or on behalf of its customers, could be lost, damaged or stolen. In addition, access to A-Mark’s precious metals could be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Although we maintain insurance on terms and conditions that we consider appropriate, we may not have adequate sources of recovery if our precious metals inventory is lost, damaged, stolen or destroyed, and recovery may be limited. Among other things, our insurance policies exclude coverage in the event of loss as a result of terrorist attacks or civil unrest.

Our Logistics depository is subject to authorization by our lenders.

Our lenders under our Trading Credit Facility have approved our Logistics facilities as an authorized depository. If that approval were to be withdrawn for any reason, we would no longer be able to keep inventory at that location, which would substantially limit our ability to conduct business from that facility.

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

We intend to continue to pursue selective acquisitions and investments to complement our organic growth, which may not be successful.

As part of our Direct-to-Consumer operating strategy, we have sought, and in the future may seek, to supplement our organic growth through strategic acquisitions of and investments in other e-commerce retailers of coins and precious metals. We may not be able to identify suitable acquisition or investment candidates in the future. If we are unable to successfully execute on organic growth opportunities or complete acquisitions or investments in the future, or if we incur greater than anticipated costs to execute this strategy, our growth may be limited. To the extent that we grow through acquisitions or investments, we cannot ensure that we will be able to adequately or profitably manage this growth.

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

JMB owns and operates six separately branded websites targeting specific segments within the precious metals market: JMBullion.com, ProvidentMetals.com, Silver.com, BGASC.com, CyberMetals.com, and BullionMax.com. JMB also owns two websites, GoldPrice.org and SilverPrice.org, which publish data on precious metal and cryptocurrency pricing and generate leads for its other websites. JMB must continually update its websites (on all relevant platforms, including mobile) to improve and enhance its content, accessibility, convenience and ease of use. Failure to do so may create a perception that the websites of JMB’s competitors are easier to use and navigate or that they are better able to service customer needs for precious metal coins and bullion. If such a perception were to gain currency, traffic to JMB’s websites and its revenues would suffer.

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

JMB and Goldline expect to profit on precious metals acquired from their customers, but that might not be the case.

Through the Direct-to-Consumer Purchase Program, JMB and Goldline (through its affiliate, PMPP) offer to purchase precious coins and bullion owned by their customers. We believe that this program encourages the purchase of coins and bullion as an investment because it assures customers that their investment in the products offered by JMB and Goldline will be liquid and can be monetized if the customers have a need for cash. JMB and Goldline offer to purchase coins and bullion from their customers at prices designed to reflect current market valuations, but also allows JMB and Goldline to profit on the resale of the products. There can be no assurance, however, that JMB or Goldline will in fact be able to resell product that they purchase at a price that will justify the cost of purchase. In a declining market for precious metal products, JMB and Goldline could be burdened with substantial amounts of purchased inventory that they are unable to resell at an economic price, or at all. The suspension or discontinuance of the Direct-to-Consumer Purchase Program because of adverse market conditions could impair the perception among JMB's and Goldline's customers that precious coin and bullion is a safe and attractive investment.

The Company’s joint venture, Precious Metals Purchasing Partners, LLC, is subject to risks which may affect our ability to successfully profit from the joint venture.

The Company owns a 50% joint venture interest in PMPP. PMPP purchases products primarily from end-user retail customers, which are then sold to the Company or affiliated companies.

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

In addition, PMPP is subject to the risks that it will be unable to sell the product that it acquires at economic prices or at all, as described above with respect to the Company's overall Direct-to-Consumer Purchase Program.

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

The AMCF Notes have a maturity date of December 15, 2023. The Company is in discussions with its Trading Credit Facility lenders to refinance the AMCF Notes under this facility, but the Company will require the consent of the lenders in order to do so, and additional lenders may need to be added to the facility for this purpose. There can be no assurance that the Company will receive the necessary consents or that additional lenders can be identified and joined to the facility. If the AMCF Notes cannot be refinanced using the Trading Credit Facility, the Company may be able to obtain alternative financing for this purpose, including by issuing replacement collateralized notes, although there can be no assurance that the Company would be successful in obtaining such alternative financing in a timely manner. Also, the interest rate on any replacement financing will likely be higher than the current rates of the AMCF Notes, making the financing for the Company’s operations more costly.

If the Company were unable to refinance the AMCF Notes through the Trading Credit Facility or additional alternative financing, the Company will be likely required to generate funds to repay the AMCF Notes through the sale of inventory and/or product financing arrangements, reducing the Company's liquidity. Failure to repay the AMCF Notes when due may result in the exercise of remedies against the collateral for the AMCF Notes, and may cause the lenders to exercise their right of termination under the Trading Credit Facility.

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

The Company believes that its Direct-to-Consumer operations are generally conducted in a manner that does not implicate the jurisdiction of the Commodity Futures Trading Commission ("CFTC"), as it does not sell products to retail customers for future delivery. The Commodity Exchange Act (the “CEA”) and the rules and regulations of the CFTC are drafted broadly, however, and practices that the Company does not regard as futures transactions may be regarded as such by the CFTC.

During the first quarter of fiscal 2023, the Company and Goldline settled an action in which the CFTC alleged, among other things, that certain financing arrangements that were made available to customers constituted off-exchange retail commodity transactions. Although this matter was settled on terms satisfactory to the Company with no material financial impact, and Goldline has discontinued these particular arrangements and practices, there can be no assurance that the CFTC will not in the future accuse us of violating the CEA or the rules and regulations of the CFTC, or otherwise (along with other federal or state agencies) seek to assert oversight over aspects of our operations which could adversely affect us.

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

In 2016, the European Union ("EU") adopted a comprehensive overhaul of its data protection regime from a national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which went into effect in May 2018. The EU data protection regime expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover or €20 million, and includes new rights such as the “portability” of personal data. Although the GDPR applies across the EU without a need for local implementing legislation, EU member states have the ability to interpret the GDPR opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis.

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

Colorado, Virginia, and Connecticut also passed comprehensive privacy laws, modeled in part after the CCPA, that took effect in 2023. Eight other states have passed similar privacy laws that will take effect between 2023 and 2025, including Texas, Delaware, Oregon, Tennessee, Iowa, Indiana, Utah, and Montana. These U.S. privacy laws have some provisions and requirements similar to the CCPA. However, preparing to comply with the varying requirements of these laws has already subjected the Company to costs and legal fees and will subject the Company to additional costs and risks as they take effect. For example, these laws may limit the Company’s ability to use personal information for advertising purposes, may limit the ways in which the Company may use certain categories of personal information, may require the Company to obtain additional permissions from the consumer, and may require revision of the Company's contracts with service providers with whom the Company shares personal information in the course of providing its products and services. These laws may also limit the Company’s ability to process sensitive personal information, which includes financial data, account information, identification card numbers, social security numbers, and precise geolocation. The Company will have to update is policies, notices, procedures, and permissions in response to these new privacy laws. The Company may also have to update its advertising practices. Failure to comply with these privacy laws can result in civil penalties ranging from $2,500 to $20,000 per violation.

In addition, the SEC recently changed its disclosure requirements regarding cybersecurity risk management, strategy, governance and incident reporting. These changes require companies to investigate all cybersecurity incidents without unreasonable delay, determine their level of materiality, and report specific details about any material cybersecurity incidents in a separate filing within four business days. These changes also require additional information in annual disclosures regarding the Company’s cybersecurity risk management and reporting processes, as well as the cybersecurity expertise of relevant Company personnel and third-party service providers or auditors.

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

We use lead providers and marketing affiliates to assist us in obtaining new customers, and if lead providers or marketing affiliates do not comply with an increasing number of applicable laws and regulations, or if our ability to use such lead providers or marketing affiliates is otherwise impaired, it could adversely affect our business.

We are dependent on third parties, referred to as lead providers (or lead generators) and marketing affiliates, as a source of new customers for our Direct-to-Consumer segment and new borrowers for our Secured Lending segment. Our marketing affiliates place our advertisements on their websites that direct potential customers to our websites. Generally, lead providers operate, and also work with their own marketing affiliates who operate, separate websites to attract prospective customers and then sell those “leads” to online traders and lenders. As a result, the success of our Direct-to-Consumer and Secured Lending businesses depends materially on the willingness and ability of lead providers or marketing affiliates to provide us customer leads at acceptable prices.

If regulatory oversight of lead providers or marketing affiliates is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use lead providers or marketing affiliates could be restricted or eliminated. For example, the Consumer Financial Protection Bureau ("CFPB") has indicated its intention to examine compliance with federal laws and regulations by lead providers and to scrutinize the flow of non-public, private borrower information between lead providers and lead buyers, such as us. Over the past few years, several states have taken actions that have caused us to discontinue the use of lead providers in those states. While these discontinuations did not have a material adverse effect on us, other states may propose or enact similar restrictions on lead providers and potentially on marketing affiliates in the future, and if other states adopt similar restrictions, our ability to use lead providers or marketing affiliates in those states would also be interrupted.

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

A-Mark’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The initial quarterly cash dividend under the policy was paid on October 24, 2022 to stockholders of record as of October 10, 2022. The most recent cash dividend under the policy was paid on July 28, 2023 to stockholders of record as of July 17, 2023. The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

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

In September 2021 and 2022, the Company paid non-recurring special cash dividends to our stockholders, as a consequence in part of the Company's favorable performance during the preceding periods. There is no assurance that any such non-recurring special dividend will be paid in the future, and if made, the timing or amount of any such dividend.

See Note 20 to the Company’s consolidated financial statements for more information regarding our dividends.

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

In recent years, there has been an increasing focus by stakeholders of public companies—including investors, employees, customers, suppliers, and governmental and non-governmental organizations—on ESG matters. A failure, whether real or perceived, to address ESG could adversely affect our business, including by heightening other risks that we face, such as those related to consumer behavior and consumer perceptions of us. We may also face pressure from stakeholders to provide disclosure and establish commitments, targets or goals, and take actions to meet them, regarding ESG. If we fail to satisfy the expectations of investors and other stakeholders or our initiatives are not executed as planned, our reputation, results of our operations and ability to grow our business may be negatively impacted. Additionally, new legislative or regulatory initiatives related to ESG could adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of June 30, 2023, the Company owned or leased properties as described below:

Location	General Use of Facility	Square Footage	Ownership	Lease-term Expiration
Wholesale Sales and Ancillary Services Segment
El Segundo, California (1)	Corporate headquarters, trading desk, secured lending, marketing, and back-office operations	9,000	Leased	March-2026
Las Vegas, Nevada	Storage and fulfillment logistics operations	17,600	Leased	April-2025
Winchester, Indiana	Minting operations	11,400	Owned	not applicable
Winchester, Indiana	Fabrication facility	17,000	Leased	May-2024
Carson City, Nevada	Die-cutting and engraving facility	2,000	Leased	June-2025
Vienna, Austria	International marketing support operations	248	Leased	every three months

Direct-to-Consumer Segment
Los Angeles, California	Corporate office and support center	11,468	Leased	January-2028
Dallas, Texas	Corporate office and support center	3,093	Leased	December-2024
Dallas, Texas	Corporate office and support center	10,586	Leased	November-2028
Irving, Texas	Distribution hub	24,640	Leased	April-2031

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

A-Mark's shares of common stock are traded on the NASDAQ Global Select Market under the symbol "AMRK". As of September 1, 2023, there were 104 registered stockholders of record of our common stock.

Stock Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on shares of A-Mark common stock against the cumulative total return of (i) the Nasdaq Composite Index and (ii) a group of companies that are in lines of business reasonably comparable to A-Mark's businesses ("peer companies") for the five-year period from June 30, 2018 to June 30, 2023. The graph assumes that $100 was invested on June 30, 2018 in our common stock, in the Nasdaq Composite Index companies and in the peer group companies (on a market-capitalization-weighted basis), and that all dividends were reinvested in the same class of stock.

Below are the companies which comprise the peer group in the graph above, in the indicated lines of business:

Alternative Brokerage Firms	Alternative Financial Services	E-Commerce
BGC Group, Inc. (BGC)	Enova International, Inc. (ENVA)	Carvana Co. (CVNA)
IG Group Holdings plc (IGG.L)	EZCORP, Inc. (EZPW)	Stitch Fix, Inc. (SFIX)
StoneX Group Inc. (SNEX)	FirstCash Holdings, Inc. (FCFS)	The Lovesac Company (LOVE)
Swissquote Group Holding Ltd (SQN.SW)	Regional Management Corp. (RM)	Liquidity Services, Inc. (LQDT)
B. Riley Financial, Inc. (RILY)	World Acceptance Corporation (WRLD)	Overstock.Com, Inc. (OSTK)
Oppenheimer Holdings Inc. (OPY)	GreenDot Corporation (GDOT)	PC Connection, Inc. (CNXN)

Dividend Policy

The Company's board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). While we currently intend to continue paying quarterly dividends, any future determination will be subject to the discretion of our board of directors and will be dependent on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

In fiscal 2022, the Company paid the following dividends:

•
On August 30, 2021, the Company's board of directors declared a non-recurring special dividend of $1.00 per common share (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend) to stockholders of record at the close of business on September 20, 2021. The dividend was paid on September 24, 2021 and totaled $22.6 million.
•
On April 28, 2022, the Company’s board of directors declared a two-for-one split of A-Mark’s common stock in the form of a stock dividend. Each stockholder of record at the close of business on May 23, 2022 received a dividend of one additional share of common stock for every share held on the record date that was distributed after the close of trading on June 6, 2022. This was a noncash transaction.

In fiscal 2023, the Company paid the following dividends.

•
On August 18, 2022, the Company's board of directors declared a non-recurring special dividend of $1.00 per common share to stockholders of record at the close of business on September 12, 2022. The dividend was paid on September 26, 2022 and totaled $23.4 million.
•
On August 18, 2022, the Company's board of directors also declared the initial quarterly regular cash dividend under its dividend policy of $0.20 per common share to stockholders of record at the close of business on October 10, 2022. The dividend was paid on October 24, 2022 and totaled $4.7 million.

•
On January 4, 2023, the Company's board of directors declared a quarterly regular cash dividend of $0.20 per common share to stockholders of record at the close of business on January 16, 2023. The dividend totaling $4.7 million was paid on January 27, 2023.
•
On April 5, 2023, our board of directors declared a regular dividend of $0.20 per share to shareholders of record at the close of business on April 17, 2023. The dividend totaling $4.7 million was paid on April 28, 2023.

See Note 20 to the Company’s consolidated financial statements for more information regarding our dividends.

Equity Compensation Plan Information

The following table provides information as of June 30, 2023, with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and restricted stock units	(b) Weighted average exercise price of outstanding options, warrants, and restricted stock units		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,539,217	$6.68	(1)	1,727,894	(2)
Equity compensation plans not approved by security holders	—	—		—
	1,539,217	$6.68	(1)	1,727,894	(2)

(1)
The weighted average exercise prices are calculated including the restricted stock units ("RSUs") as rights to acquire shares with an exercise price assumed to be zero. The weighted average exercise price of stock options for all outstanding stock options excluding RSUs was $7.11.
(2)
Represents shares that are available for future issuance under the 2014 Plan. All of the 2014 Plan shares that are available for future issuance include the following award types: stock options, stock appreciation rights, restricted stock units, restricted stock, and other "full-value" awards.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1,000,000 shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. The share repurchase program was initially announced on May 8, 2018. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. Late in fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1,000,000 shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date of the program from June 30, 2023 to June 30, 2028. Prior to fiscal 2023, no shares had been repurchased under our share repurchase program.

Under the share repurchase program, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. Subject to applicable corporate securities laws, repurchases may be made at such times and in amounts as management deems appropriate. We are not obligated to repurchase any shares under the program, and repurchases under the program may be discontinued if management determines that additional repurchases are not warranted.

As of June 30, 2023, the maximum number of shares that may be repurchased under the share repurchase program authorized by the Board equaled 1,000,000 shares. The following table reflects activity related to equity securities we repurchased during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/23 - 4/30/23	—	—	—	664,265
5/1/23 - 5/31/23	—	—	—	1,000,000
6/1/23 - 6/30/23	—	—	—	1,000,000
Total	—	—	—

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during the period covered by this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K ("Form 10-K") contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this Annual Report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, estimates and beliefs, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Annual Report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-K.

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

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and related notes to aid in the understanding of our results of operations and financial condition. We have omitted discussion of our fiscal year 2021 results where it would be redundant to the discussion previously included in Item 7 of our fiscal year 2022 Annual Report on Form 10-K. Our discussion is organized as follows:

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
o
(iv) Direct-to-Consumer and JMB average order value,
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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of June 30, 2023, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
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
•
Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation, and their expected impact on our accompanying consolidated financial statements.

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

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 1,800 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, and a trading center in El Segundo, California. The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to Wholesale Sales activity, A-Mark offers its customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint, and it also purchases product from other sovereign mints, for sale to its customers.

Through its wholly-owned subsidiary AMTAG, the Company promotes its products and services to the international market. Through our wholly-owned subsidiary TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors, and collectors around the world.

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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”). JMB currently has six wholly-owned subsidiaries: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in this Form 10-K to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites. JMB currently operates eight separately branded, company-owned websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, BGASC.com, CyberMetals.com, BullionMax.com, GoldPrice.org, and SilverPrice.org.

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

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2023, CFC and AMCF had, in the aggregate, approximately $100.6 million in secured loans outstanding, of which approximately 31.8% were acquired from third parties (some of which may be customers of A-Mark) and approximately 68.2% were originated by CFC.

AMCF was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued and administers Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively referred to as the "AMCF Notes"). The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98%. The AMCF Notes have a maturity date of December 15, 2023. See Note 15 to the Company’s consolidated financial statements for additional information.

CAI is a holding company that has an equity method interest in Collectible Card Partners, LLC (“CCP”). CCP provides capital to fund commercial loans secured by graded sports cards and sports memorabilia. CCP commenced operations in fiscal 2022.

Our Strategy

The Company was formed in 1965 and has grown into a significant participant in the bullion and coin markets, with $9.3 billion in revenues for fiscal year 2023. We have remained active in seeking investment opportunities to strategically enhance our business, and also continue to focus on growth in the volume of our business, our geographic presence, and the scope of complementary products, services, and technological tools that we offer to our customers. In doing so, we seek to leverage off the strengths of our existing integrated operations, which span trading, distribution, logistics, minting, storage, hedging, financing, and consignment products and services:

•
our expertise in e-commerce and marketing;
•
the depth of our customer relationships and our ability to acquire and retain new customers;
•
our long-standing relationships with the United States Mint and other sovereign and private mints;
•
our access to market makers and suppliers;
•
our global trading systems;
•
our network of precious metals dealers;
•
our depository relationships around the world;
•
our knowledge of secured lending;
•
our design and production of minted silver products;
•
our ability to obtain more favorable pricing and financing terms due to our size;
•
our ability to manage exposure to commodity price risk through our experienced traders;
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

Direct-to-Consumer Ticket Volume. Ticket volume for the Direct-to-Consumer segment measures the number of product orders processed during the period. In periods of higher volatility, there is generally increased consumer demand for our products, resulting in higher business volume. We use the following three metrics indicators when assessing our ticket volume:

•
Ticket Volume from New Direct-to-Consumer Customers means the number of product orders from new customers (refer to the definition of new customers above) processed by JMB, Goldline, and PMPP during the period.
•
Ticket Volume from Pre-existing Direct-to-Consumer Customers means the number of product orders from pre-existing customers, processed by JMB, Goldline, and PMPP during the period.
•
Total Ticket Volume from Direct-to-Consumer Customers means the aggregate number of product orders processed by JMB, Goldline, and PMPP during the period.

Average Order Value. Average order value for the Direct-to-Consumer segment and JMB measures the average dollar value of product orders (excluding accumulation program orders) delivered to the customer during the period.

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

The period of time that inventory is held by the Company varies depending upon the nature of our inventory commitments with customers and suppliers. See Note 6 to the Company’s consolidated financial statements for a description of our classifications of inventory by type. When management analyzes inventory turnover on a period over period basis, consideration is given to each inventory type and its corresponding impact on the inventory turnover calculation. For example:

•
The Company enters into various structured borrowing arrangements that commit the Company's inventory (such as product financing arrangements or liabilities on borrowed metals) for an unspecified period of time. While the Company is able to obtain access to this inventory on demand, this type of inventory tends not to turn over as quickly as other types of inventory.
•
The Company enters into repurchase arrangements with customers under which it holds precious metals which are subject to repurchase for an unspecified period of time. While the Company has legal title to this inventory, the Company is required to hold this inventory (or like-kind inventory) for the customer until the arrangement is terminated or the material is repurchased by the customer. As a result, this type of inventory tends not to turn over as quickly as other types of inventory.

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

Number of Secured Loans. Finally, as a measure of the size of our Secured Lending segment, we utilize the number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of each quarter.

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

Non-GAAP Measures

In addition to key operational metrics that are used to assess the performance of our business, management also uses non-GAAP financial performance and liquidity measures. We believe "adjusted net income before provision for income taxes” and "EBITDA" can provide useful information to evaluate our financial performance and liquidity position. Non-GAAP measures do not have standardized definitions and should not be a substitute for measures that are prepared in accordance with U.S. GAAP. For a reconciliation of these non-GAAP measures to the most directly comparable U.S. GAAP measure reported in our consolidated statements of income and consolidated statements of cash flows and a discussion of certain limitations inherent in such measures, refer to the “Non-GAAP Measures” section below.

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

RESULTS OF OPERATIONS

Overview of Results of Operations for the Years Ended June 30, 2023 and 2022

Consolidated Results of Operations

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$9,286,561	100.000%	$8,159,254	100.000%	$1,127,307	13.8%
Gross profit	294,669	3.173%	261,765	3.208%	$32,904	12.6%
Selling, general, and administrative expenses	(85,282)	(0.918%)	(76,618)	(0.939%)	$8,664	11.3%
Depreciation and amortization expense	(12,525)	(0.135%)	(27,300)	(0.335%)	$(14,775)	(54.1%)
Interest income	22,231	0.239%	21,800	0.267%	$431	2.0%
Interest expense	(31,528)	(0.340%)	(21,992)	(0.270%)	$9,536	43.4%
Earnings from equity method investments	12,576	0.135%	6,907	0.085%	$5,669	82.1%
Other income, net	2,663	0.029%	1,953	0.024%	$710	36.4%
Unrealized gains (losses) on foreign exchange	366	0.004%	(98)	(0.001%)	$464	473.5%
Net income before provision for income taxes	203,170	2.188%	166,417	2.040%	$36,753	22.1%
Income tax expense	(46,401)	(0.500%)	(33,338)	(0.409%)	$13,063	39.2%
Net income	156,769	1.688%	133,079	1.631%	$23,690	17.8%
Net income attributable to noncontrolling interest	409	0.004%	543	0.007%	$(134)	(24.7%)
Net income attributable to the Company	$156,360	1.684%	$132,536	1.624%	$23,824	18.0%

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$6.68		$5.81		$0.87	15.0%
Diluted	$6.34		$5.45		$0.89	16.3%

Performance Metrics:(1)
Gold ounces sold(2)	2,667,000		2,668,000		(1,000)	(0.0%)
Silver ounces sold(3)	156,233,000		132,209,000		24,024,000	18.2%
Inventory turnover ratio(4)	10.5		13.2		(2.7)	(20.5%)
Number of secured loans at period end(5)	882		2,271		(1,389)	(61.2%)

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
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$9,286,561	100.000%	$8,159,254	100.000%	$1,127,307	13.8%
Performance Metrics
Gold ounces sold	2,667,000		2,668,000		(1,000)	(0.0%)
Silver ounces sold	156,233,000		132,209,000		24,024,000	18.2%

Revenues for the year ended June 30, 2023 increased $1.1 billion, or 13.8% to $9.287 billion from $8.159 billion in 2022. Excluding an increase of $1.2 billion of forward sales, our revenues decreased $33.3 million or 0.5%, which was due to a decrease in gold ounces sold and lower average selling prices of silver, partially offset by an increase in silver ounces sold and higher average selling prices of gold.

Gold ounces sold for the year ended June 30, 2023 decreased 1,000 ounces, or 0.0%, to 2,667,000 ounces from 2,668,000 ounces in 2022. Silver ounces sold for the year ended June 30, 2023 increased 24,024,000 ounces, or 18.2%, to 156,233,000 ounces from 132,209,000 ounces in 2022. On average, the selling prices for gold increased by 1.0% and selling prices for silver decreased by 9.5% during the year ended June 30, 2023 as compared to the prior year.

JMB's revenue represented 19.4% and 23.8% of the Company's consolidated revenue for the years ended June 30, 2023 and 2022, respectively.

Gross Profit

in thousands, except performance metric
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$294,669	3.173%	$261,765	3.208%	$32,904	12.6%
Performance Metric
Inventory turnover ratio	10.5		13.2		(2.7)	(20.5%)

Gross profit for the year ended June 30, 2023 increased $32.9 million, or 12.6%, to $294.7 million from $261.8 million in 2022. The overall gross profit increase was due to higher gross profits earned from both the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage for the year ended June 30, 2023 decreased by 3.5 basis points to 3.173% from 3.208% in 2022. Excluding an increase of $1.2 billion of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the year ended June 30, 2023 increased by 49.8 basis points to 4.291% from 3.793%, which was primarily due to higher trading profits and wider premium spreads. JMB’s retail market activity represented 48.5% and 46.0%, respectively, of the Company’s consolidated gross profit for the years ended June 30, 2023 and 2022.

Our inventory turnover ratio for the year ended June 30, 2023 decreased by 20.5%, to 10.5 from 13.2 in 2022. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances held under product financing arrangements, partially offset by higher forward sales.

Selling, General and Administrative Expense

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(85,282)	(0.918%)	$(76,618)	(0.939%)	$8,664	11.3%

Selling, general and administrative expenses for the year ended June 30, 2023 increased $8.7 million, or 11.3%, to $85.3 million from $76.6 million in 2022. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $6.4 million, (ii) higher advertising costs of $3.5 million, (iii) an increase in information technology costs of $1.7 million, partially offset by (iv) a decrease in insurance costs of $1.7 million and (v) lower consulting and professional fees of $2.0 million.

Depreciation and Amortization Expense

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(12,525)	(0.135%)	$(27,300)	(0.335%)	$(14,775)	(54.1%)

Depreciation and amortization expense for the year ended June 30, 2023 decreased $14.8 million, or 54.1%, to $12.5 million from $27.3 million in 2022 primarily due to a $14.9 million decrease in JMB’s intangible asset amortization expense.

Interest Income

in thousands, except performance metric
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$22,231	0.239%	$21,800	0.267%	$431	2.0%
Performance Metric
Number of secured loans at period-end	882		2,271		(1,389)	(61.2%)

Interest income for the year ended June 30, 2023 increased $0.4 million, or 2.0%, to $22.2 million from $21.8 million in 2022. The aggregate increase in interest income was primarily due to an increase in other finance product income of $1.8 million partially offset by lower interest income earned by our Secured Lending segment.

The interest income from our Secured Lending segment decreased by $1.4 million or by 12.5% compared with the prior year. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to fewer loans outstanding and lower average monthly loan balances during the current year as compared to the prior year, partially offset by an increase in interest rates. The number of secured loans outstanding decreased by 61.2% to 882 as of June 30, 2023, from 2,271 as of June 30, 2022.

Interest Expense

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(31,528)	(0.340%)	$(21,992)	(0.270%)	$9,536	43.4%

Interest expense for the year ended June 30, 2023 increased $9.5 million, or 43.4% to $31.5 million from $22.0 million in 2022. The increase in interest expense was primarily driven by each of the following components: (i) $7.2 million associated with our Trading Credit Facility (primarily due to an increase in interest rates) and the AMCF Notes (including amortization of debt issuance costs), (ii) $2.6 million related to product financing arrangements, (iii) $0.6 million in interest associated with liabilities on borrowed metals, partially offset by (iv) a decrease of $0.9 million of loan servicing fees.

Earnings from Equity Method Investments

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$12,576	0.135%	$6,907	0.085%	$5,669	82.1%

Earnings from equity method investments for the year ended June 30, 2023 increased $5.7 million or 82.1% to $12.6 million from $6.9 million in 2022. The increase of $5.7 million was primarily due to our additional 40% ownership interest in Silver Gold Bull, Inc., which was acquired in June 2022, as well as earnings from our other equity method investments.

Other Income, Net

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$2,663	0.029%	$1,953	0.024%	$710	36.4%

Other income, net for the year ended June 30, 2023 increased $0.7 million, or 36.4% to $2.7 million from $2.0 million in 2022. The increase was primarily due to higher royalties earned by our Secured Lending segment of $0.2 million and related-party consulting income of $0.2 million.

Income Tax Expense

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(46,401)	(0.500%)	$(33,338)	(0.409%)	$13,063	39.2%
Our income tax expense was $46.4 million and $33.3 million for the years ended June 30, 2023 and 2022, respectively. Our effective tax rate was approximately 22.8% and 20.0% for the years ended June 30, 2023 and 2022, respectively. For the years ended June 30, 2023 and 2022, our effective tax rate differs from the federal statutory rate primarily due to state taxes (net of federal tax benefit) and other normal course non-deductible expenditures, partially offset by the excess tax benefit from share-based compensation and the foreign derived intangible income special deduction.

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

Overview of Results of Operations for the Years Ended June 30, 2023 and 2022

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Year Ended June 30,	2023				2022				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$7,289,139	(a)	100.000%		$6,024,742	(b)	100.000%		$1,264,397	21.0%
Gross profit	125,678		1.724%	(c)	114,093		1.894%	(d)	$11,585	10.2%
Selling, general, and administrative expenses	(40,181)		(0.551%)		(40,844)		(0.678%)		$(663)	(1.6%)
Depreciation and amortization expense	(970)		(0.013%)		(891)		(0.015%)		$79	8.9%
Interest income	12,523		0.172%		10,706		0.178%		$1,817	17.0%
Interest expense	(19,660)		(0.270%)		(10,034)		(0.167%)		$9,626	95.9%
Earnings from equity method investments	12,575		0.173%		6,903		0.115%		$5,672	82.2%
Other income, net	161		0.002%		—		—%		$161	—%
Unrealized gains (losses) on foreign exchange	366		0.005%		(98)		(0.002%)		$464	473.5%
Net income before provision for income taxes	$90,492		1.241%		$79,835		1.325%		$10,657	13.3%

Performance Metrics:
Gold ounces sold(1)	2,038,000				2,059,000				(21,000)	(1.0%)
Silver ounces sold(2)	132,582,000				104,598,000				27,984,000	26.8%
Wholesale Sales ticket volume(3)	101,488				107,594				(6,106)	(5.7%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.464 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $8.754 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.623 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $7.648 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.449% for the period.
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
Year Ended June 30,	2023			2022			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$7,289,139	(a)	100.000%	$6,024,742	(b)	100.000%	$1,264,397	21.0%
Performance Metrics
Gold ounces sold	2,038,000			2,059,000			(21,000)	(1.0%)
Silver ounces sold	132,582,000			104,598,000			27,984,000	26.8%
Wholesale Sales ticket volume	101,488			107,594			(6,106)	(5.7%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.464 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $8.754 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.623 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $7.648 billion.

Revenues for the year ended June 30, 2023 increased $1.3 billion, or 21.0%, to $7.289 billion from $6.025 billion in 2022. Excluding an increase in forward sales of $1.2 billion, our revenues increased $103.8 million, which was due to an increase in silver ounces sold and higher average selling prices of gold, partially offset by a decrease in gold ounces sold and lower average selling prices of silver.

Gold ounces sold for the year ended June 30, 2023 decreased 21,000 ounces, or 1.0%, to 2,038,000 ounces from 2,059,000 ounces in 2022. Silver ounces sold for the year ended June 30, 2023 increased 27,984,000 ounces, or 26.8%, to 132,582,000 ounces from 104,598,000 ounces in 2022. On average, the selling prices for gold increased by 0.4% and selling prices for silver decreased by 9.5% during the year ended June 30, 2023 as compared to the prior year.

The Wholesale Sales ticket volume for the year ended June 30, 2023 decreased by 6,106 tickets, or 5.7% to 101,488 tickets from 107,594 tickets in 2022.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2023			2022			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$125,678	1.724%	(c)	$114,093	1.894%	(d)	$11,585	10.2%

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.449% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.482% for the period.

Gross profit for the year ended June 30, 2023 increased $11.6 million, or 10.2%, to $125.7 million from $114.1 million in 2022. The gross profit increase was primarily due to higher trading profit and wider premium spreads.

This segment’s profit margin percentage decreased by 17.0 basis points to 1.724% from 1.894% in 2022. The decrease in gross margin percentage was mainly attributable to the impact of increased forward sales partially offset by higher trading profits and wider premium spreads.

Excluding an increase of $1.2 billion of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the year ended June 30, 2023 increased by 18.7 basis points to 2.581% from 2.394%. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(40,181)	(0.551%)	$(40,844)	(0.678%)	$(663)	(1.6%)

Selling, general and administrative expenses for the year ended June 30, 2023 decreased $0.7 million, or 1.6%, to $40.2 million from $40.8 million in 2022. The change was primarily due to: (i) a decrease in consulting and professional fees of $2.4 million and (ii) a decrease in insurance costs of $1.9 million, partially offset by (iii) an increase in compensation expense (including performance-based accruals) of $1.7 million, (iv) an increase in advertising costs of $0.8 million, and (v) an increase in information technology costs of $0.6 million.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$12,523	0.172%	$10,706	0.178%	$1,817	17.0%

Interest income for the year ended June 30, 2023 increased $1.8 million, or 17.0%, to $12.5 million from $10.7 million in 2022. The overall increase was primarily due to higher interest and fees earned related to margin orders of $1.4 million.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(19,660)	(0.270%)	$(10,034)	(0.167%)	$9,626	95.9%

Interest expense for the year ended June 30, 2023 increased $9.6 million, or 95.9% to $19.7 million from $10.0 million in 2022. The overall increase was primarily due to an increase of $7.6 million in connection with our Trading Credit Facility (primarily due to an increase in interest rates) and the AMCF Notes, higher interest and fees from product financing arrangements of $2.6 million, and higher interest expense related to liabilities on borrowed metals of $0.6 million, partially offset by inter-segment eliminations related to JMB’s product financing activity with A-Mark of $1.1 million.

Earnings from Equity Method Investments— Wholesale Sales & Ancillary Services

Year Ended June 30, 2023 Compared to Year Ended June 30, 2022

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$12,575	0.173%	$6,903	0.115%	$5,672	82.2%

Earnings from equity method investments for the year ended June 30, 2023 increased $5.7 million, or 82.2% to $12.6 million from $6.9 million in 2022. The net increase of $5.7 million was primarily due to our additional 40% ownership interest in Silver Gold Bull, Inc., which was acquired in June 2022, as well as earnings from our other equity method investments.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through our wholly-owned subsidiaries: JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), and through our 50%-owned subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").

Overview of Results of Operations for the Years Ended June 30, 2023 and 2022

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Year Ended June 30,	2023				2022				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$1,997,422	(a)	100.000%		$2,134,512	(b)	100.000%		$(137,090)	(6.4%)
Gross profit	168,991		8.460%	(c)	147,672		6.918%	(d)	$21,319	14.4%
Selling, general and administrative expenses	(42,976)		(2.152%)		(34,152)		(1.600%)		$8,824	25.8%
Depreciation and amortization expense	(11,204)		(0.561%)		(26,057)		(1.221%)		$(14,853)	(57.0%)
Interest expense	(4,098)		(0.205%)		(2,958)		(0.139%)		$1,140	38.5%
Other income (expense), net	142		0.007%		(229)		(0.011%)		$371	162.0%
Net income before provision for income taxes	$110,855		5.550%		$84,276		3.948%		$26,579	31.5%

Performance Metrics:
Gold ounces sold(1)	629,000				609,000				20,000	3.3%
Silver ounces sold(2)	23,651,000				27,611,000				(3,960,000)	(14.3%)
Number of new customers(3)	335,300				230,400				104,900	45.5%
Number of active customers(4)	476,300				623,700				(147,400)	(23.6%)
Number of total customers(5)	2,348,300				2,013,000				335,300	16.7%
DTC ticket volume from new customers(6)	152,592				178,086				(25,494)	(14.3%)
DTC ticket volume from pre-existing customers(7)	626,248				680,544				(54,296)	(8.0%)
DTC total ticket volume(8)	778,840				858,630				(79,790)	(9.3%)
DTC average order value(9)	$2,606				$2,520				$86	3.4%
JMB average order value(9)	$2,390				$2,328				$62	2.7%

(a)
Includes $3.5 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $2.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 8.468% for the period.
(d)
Gross profit percentage, excluding inter-segment company sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 6.911% for the period.
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
(6)
Ticket volume from new customers represents the number of product orders from new customers processed by JMB, Goldline, and PMPP during the period.
(7)
Ticket volume from pre-existing customers represents the total number of product orders from pre-existing customers processed by JMB, Goldline, and PMPP during the period.
(8)
Total ticket volume represents the total number of product orders processed by JMB, Goldline, and PMPP during the period.
(9)
Average Order Value ("AOV") represents the average dollar value of product orders (excluding accumulation program orders) delivered to the customer during the period.

Revenues — Direct-to-Consumer

in thousands, except performance metrics
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$1,997,422	100.000%	$2,134,512	100.000%	$(137,090)	(6.4%)
Performance Metrics:
Gold ounces sold	629,000		609,000		20,000	3.3%
Silver ounces sold	23,651,000		27,611,000		(3,960,000)	(14.3%)
Number of new customers	335,300		230,400		104,900	45.5%
Number of active customers	476,300		623,700		(147,400)	(23.6%)
Number of total customers	2,348,300		2,013,000		335,300	16.7%
DTC ticket volume from new customers	152,592		178,086		(25,494)	(14.3%)
DTC ticket volume from pre-existing customers	626,248		680,544		(54,296)	(8.0%)
DTC total ticket volume	778,840		858,630		(79,790)	(9.3%)
DTC average order value	$2,606		$2,520		$86	3.4%
JMB average order value	$2,390		$2,328		$62	2.7%

Revenues for the year ended June 30, 2023 decreased $137.1 million, or 6.4%, to $1.997 billion from $2.135 billion in 2022. The decrease in revenue was due to a decrease in silver ounces sold and lower average selling prices of silver, partially offset by an increase in gold ounces sold and higher average selling prices of gold. For the year ended June 30, 2023, JMB's revenue decreased $139.4 million, while revenue of Goldline and PMPP, in the aggregate, increased by $2.3 million as compared to the prior year.

Gold ounces sold for the year ended June 30, 2023 increased 20,000 ounces, or 3.3%, to 629,000 ounces from 609,000 ounces in 2022. Silver ounces sold for the year ended June 30, 2023 decreased 3,960,000 ounces, or 14.3%, to 23,651,000 ounces from 27,611,000 ounces in 2022.

Gold ounces sold by JMB increased 14,000 ounces for the year ended June 30, 2023 compared to 2022. Gold ounces sold by Goldline and PMPP, in the aggregate, increased 6,000 ounces compared to 2022. Silver ounces sold by JMB decreased 3,931,000 ounces for the year ended June 30, 2023 compared to 2022. Silver ounces sold by Goldline and PMPP, in the aggregate, decreased 28,000 ounces compared to 2022.

On average, selling prices for gold increased by 2.4% and selling prices for silver decreased by 6.0% during the year ended June 30, 2023 as compared to the prior year.

The number of new customers for the year ended June 30, 2023 increased 104,900, or 45.5% to 335,300 from 230,400 in 2022. For the year ended June 30, 2023, approximately 31% of the new customers were attributable to the acquired customer lists of BGASC and BullionMax in October 2022 and June 2023, respectively. The number of active customers for the year ended June 30, 2023 decreased 147,400, or 23.6% to 476,300 from 623,700 in 2022. The number of total customers as of June 30, 2023 increased 335,300, or 16.7% to 2,348,300 from 2,013,000 as of June 30, 2022. The changes in the customer-based metrics were primarily due to JMB's activity.

As of June 30, 2023, the number of total CyberMetals customers was 22,400 and CyberMetals customer assets under management were $6.5 million.

For the year ended June 30, 2023, the Direct-to-Consumer ticket volume related to new customers decreased by 25,494 tickets, or 14.3%, to 152,592 tickets from 178,086 tickets in 2022. For the year ended June 30, 2023, Direct-to-Consumer ticket volume related to pre-existing customers decreased by 54,296 tickets, or 8.0%, to 626,248 tickets from 680,544 tickets in 2022. For the year ended June 30, 2023, the Direct-to-Consumer total ticket volume decreased by 79,790 tickets, or 9.3%, to 778,840 tickets from 858,630 tickets in 2022.

For the year ended June 30, 2023, the Direct-to-Consumer average order value increased by $86, or 3.4%, to $2,606 from $2,520 in 2022.

Gross Profit — Direct-to-Consumer

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$168,991	8.460%	$147,672	6.918%	$21,319	14.4%

Gross profit for the year ended June 30, 2023 increased by $21.3 million, or 14.4%, to $169.0 million from $147.7 million in 2022. The increase in gross profit was mainly due to an increased gross profit margin percentage, partially offset by a lower ticket volume.

For the year ended June 30, 2023, the Direct-to-Consumer segment's profit margin percentage increased by 154.2 basis points to 8.460% from 6.918% in 2022. The increase in the gross profit margin percentage was mainly due to the improved gross profit percentages of JMB, partially offset by the lower gross profit percentages of Goldline and PMPP.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general and administrative expenses	$(42,976)	(2.152%)	$(34,152)	(1.600%)	$8,824	25.8%

Selling, general and administrative expenses for the year ended June 30, 2023 increased $8.8 million, or 25.8%, to $43.0 million from $34.2 million in 2022. The change was primarily due to (i) an increase in compensation expense (including performance-based accruals) of $4.7 million, (ii) higher advertising costs of $2.6 million, (iii) an increase in information technology costs of $1.1 million, and (iv) an increase in insurance costs of $0.2 million.

Depreciation and Amortization Expense — Direct-to-Consumer

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(11,204)	(0.561%)	$(26,057)	(1.221%)	$(14,853)	(57.0%)

Depreciation and amortization expense for the year ended June 30, 2023, decreased $14.9 million, or 57.0%, to $11.2 million from $26.1 million in 2022. The change was primarily due to a $14.9 million decrease in JMB’s intangible asset amortization expense.

Interest expense — Direct-to-Consumer

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(4,098)	(0.205%)	$(2,958)	(0.139%)	$1,140	38.5%

Interest expense for the year ended June 30, 2023 increased $1.1 million to $4.1 million from $3.0 million in 2022. The increase is related to JMB’s increased product financing activity with A-Mark and higher interest rates.

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC ("CFC"), AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”).

Overview of Results of Operations for the Years Ended June 30, 2023 and 2022

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Year Ended June 30,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$9,708	100.000%	$11,094	100.000%	$(1,386)	(12.5%)
Interest expense	(7,770)	(80.037%)	(9,000)	(81.125%)	$(1,230)	(13.7%)
Selling, general and administrative expenses	(2,125)	(21.889%)	(1,622)	(14.621%)	$503	31.0%
Depreciation and amortization expense	(351)	(3.616%)	(352)	(3.173%)	$(1)	(0.3%)
Earnings from equity method investments	1	0.010%	4	0.036%	$(3)	(75.0%)
Other income, net	2,360	24.310%	2,182	19.668%	$178	8.2%
Net income before provision for income taxes	$1,823	18.778%	$2,306	20.786%	$(483)	(20.9%)

Performance Metric:
Number of secured loans at period end(1)	882		2,271		(1,389)	(61.2%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Year Ended June 30,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$9,708	100.000%	$11,094	100.000%	$(1,386)	(12.5%)
Performance Metric
Number of secured loans at period-end	882		2,271		(1,389)	(61.2%)

Interest income for the year ended June 30, 2023 decreased $1.4 million, or 12.5%, to $9.7 million from $11.1 million in 2022. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to fewer loans outstanding and lower average monthly loan balances during the current year as compared to the prior year, partially offset by an increase in interest rates. The number of secured loans outstanding decreased by 1,389, or 61.2% to 882 from 2,271 as of June 30, 2022.

Interest Expense — Secured Lending

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(7,770)	(80.037%)	$(9,000)	(81.125%)	$(1,230)	(13.7%)

Interest expense for the year ended June 30, 2023 decreased $1.2 million, or 13.7%, to $7.8 million from $9.0 million in 2022. The change in interest expense was primarily due to lower loan servicing costs of $0.9 million and lower interest expense of $0.4 million associated with our Trading Credit Facility and the AMCF Notes (including amortization of debt issuance costs).

Selling, General and Administrative Expenses — Secured Lending

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(2,125)	(21.889%)	$(1,622)	(14.621%)	$503	31.0%

Selling, general, and administrative expenses for the year ended June 30, 2023 increased $0.5 million, or 31.0%, to $2.1 million from $1.6 million in 2022. The change in selling, general, and administrative expenses was not significant.

Other Income, Net — Secured Lending

in thousands
Year Ended June 30,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Other income, net	$2,360	24.310%	$2,182	19.668%	$178	8.2%

Other income, net for the year ended June 30, 2023 increased $0.2 million, or 8.2%, to $2.4 million from $2.2 million in 2022. The change in other income, net was not significant.

NON-GAAP MEASURES

Adjusted net income before provision for income taxes

Overview

In addition to our results determined in accordance with U.S. GAAP, we believe the below non-GAAP measure is useful in evaluating our operating performance. We use the financial measure “adjusted net income before provision for income taxes” to present our pre-tax earnings from core business operations. This measure does not have standardized definitions and is not prepared in accordance with U.S. GAAP. The items excluded from this financial measure may have a material impact on our financial results. Certain of those items are non-recurring, while others are non-cash in nature. Accordingly, this non-GAAP financial performance measure should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with U.S. GAAP.

Reconciliation

We calculate this non-GAAP financial performance measure by eliminating from net income before provision for income taxes the impact of items we do not consider indicative of our core operating performance. We eliminate the impact of the following three items: (i) acquisition expenses; (ii) amortization expenses related to intangible assets acquired; and (iii) depreciation expense.

The following table reconciles this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements (in thousands):

Year Ended June 30,	2023	2022	Change
	$	$	$	%
Net income before provision for income taxes	$203,170	$166,417	$36,753	22.1%
Adjustments:
Acquisition costs	285	1,283	$(998)	(77.8%)
Amortization of acquired intangibles	10,343	25,668	$(15,325)	(59.7%)
Depreciation expense	2,182	1,632	$550	33.7%
Adjusted net income before provision for income taxes (non-GAAP)	$215,980	$195,000	$20,980	10.8%

Adjustments

Acquisition expenses. We incur expenses for professional services rendered in connection with business combinations, which are included as a component of selling, general, and administrative expenses in the Company’s consolidated statements of income. Acquisition expenses are recorded in the periods in which the costs are incurred, and the services are received. We exclude acquisition expenses when we evaluate our core operating performance and to facilitate comparison of period-to-period operating performance.

Amortization of purchased intangibles. Amortization expense of purchased intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions. Due to amortization expense being non-cash in nature, management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business. Amortization of purchased intangible assets will recur in future periods. For additional information about the amortization of our purchased intangibles. See Note 9 to the Company’s consolidated financial statements.

Depreciation expense. Depreciation expense is calculated using a straight-line method based on the estimated useful lives of the related assets, ranging from three years to twenty-five years. Due to depreciation expense being non-cash in nature, management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business. See Note 8 to the Company’s consolidated financial statements.

Earnings Before Interest, Taxes, Depreciation, and Amortization

Overview

In addition to the non-GAAP financial performance measure discussed in the section above, we use the non-GAAP liquidity measure “earnings before interest, taxes, depreciation, and amortization” or "EBITDA" to evaluate our business operations before investing activities, interest, and income taxes. Management and external users of our consolidated financial statements, such as industry analysts and investors, may use EBITDA to compare business operations with other publicly traded companies.

Reconciliation

We calculate EBITDA by eliminating from net income the following five items: (i) interest income; (ii) interest expense; (iii) amortization expenses related to intangible assets acquired; (iv) depreciation expense; and (v) income tax expense.

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the consolidated statement of cash flows. Below is the reconciliation of net cash provided by or used in operating activities to EBITDA (in thousands):

Year Ended June 30,	2023	2022	Change
	$	$	$	%
Net income	$156,769	$133,079	$23,690	17.8%
Adjustments:
Interest income	(22,231)	(21,800)	$431	2.0%
Interest expense	31,528	21,992	$9,536	43.4%
Amortization of acquired intangibles	10,343	25,668	$(15,325)	(59.7%)
Depreciation expense	2,182	1,632	$550	33.7%
Income tax expense	46,401	33,338	$13,063	39.2%
	68,223	60,830	$7,393	12.2%

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$224,992	$193,909	$31,083	16.0%

Reconciliation of Operating Cash Flows to EBITDA:
Net cash used in operating activities	$(30,323)	$(89,166)	$(58,843)	(66.0%)
Changes in operating working capital	193,738	245,216	$(51,478)	(21.0%)
Interest expense	31,528	21,992	$9,536	43.4%
Interest income	(22,231)	(21,800)	$431	2.0%
Income tax expense	46,401	33,338	$13,063	39.2%
Dividends and distributions received from equity method investees	(978)	(1,678)	$(700)	(41.7%)
Earnings from equity method investments	12,576	6,907	$5,669	82.1%
Share-based compensation	(2,176)	(2,140)	$36	1.7%
Deferred income taxes	(1,585)	4,106	$(5,691)	(138.6%)
Amortization of loan cost	(2,113)	(2,651)	$(538)	(20.3%)
Other	155	(215)	$370	172.1%
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$224,992	$193,909	$31,083	16.0%

Cash Flow Data:
Net cash used in operating activities	$(30,323)	$(89,166)	$(58,843)	(66.0%)
Net cash provided by (used in) investing activities	$6,839	$(60,563)	$67,402	111.3%
Net cash provided by financing activities	$25,019	$86,107	$(61,088)	(70.9%)

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of June 30, 2023, approximately 81.5% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements and draws upon and pays down its lines of credit so as to minimize interest expense. See Note 15 to the Company’s consolidated financial statements.

Lines of Credit

in thousands
	June 30, 2023	June 30, 2022	Change
Lines of credit	$235,000	$215,000	$20,000

Effective December 21, 2021, A-Mark entered into a three-year committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of June 30, 2023, the Trading Credit Facility provided the Company with access up to $350.0 million. The credit facility has a termination date of December 21, 2024.

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	June 30, 2023	June 30, 2022	Change
Notes payable — short-term	$95,308	$—	$95,308
Notes payable — long-term	—	94,073	(94,073)
	$95,308	$94,073	$1,235

In September 2018, AMCF, a wholly-owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "AMCF Notes".) The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%. The AMCF Notes have a maturity date of December 15, 2023. The holders of the AMCF Notes have a first priority security interest in the AMCF's cash, secured loan receivable, precious metals held under financing arrangements, and inventory, which are in excess of the AMCF Notes' aggregate principal amount.

As of June 30, 2023, the consolidated aggregate carrying balance of the AMCF Notes was $94.8 million (which excludes the $5.0 million portion of the Class B Notes that the Company retained), and the remaining unamortized loan cost balance was approximately $0.2 million, which is amortized using the effective interest method through the maturity date. See Note 15 to the Company’s consolidated financial statements.

The Company is in discussions with its Trading Credit Facility lenders to refinance the AMCF Notes under this facility. If the Company is unable to refinance the AMCF Notes through the Trading Credit Facility or other alternative financing, the Company intends to generate funds to repay the AMCF Notes through the sale of inventory and/or product financing arrangements.

In April 2021, CCP entered into a loan agreement with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards and sports memorabilia to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The term of the CCP Note expires on April 1, 2024 and may be extended by mutual agreement. As of June 30, 2023 and June 30, 2022 the outstanding principal balance of the CCP Note was $0.5 million and $0.0 million. See Note 14 to the Company’s consolidated financial statements.

Liabilities on Borrowed Metals

in thousands
	June 30, 2023	June 30, 2022	Change
Liabilities on borrowed metals	$21,642	$59,417	$(37,775)

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

Product Financing Arrangements

in thousands
	June 30, 2023	June 30, 2022	Change
Product financing arrangements	$335,831	$282,671	$53,160

The Company has agreements with financial institutions and other third parties that allow the Company to transfer its gold and silver inventory to the third-party at an agreed-upon price based on the spot price, which provides alternative sources of liquidity. During the term of the agreement both parties intend for inventory to be returned at an agreed-upon price based on the spot price on the repurchase date. The third parties charge monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified as interest expense. These transactions do not qualify as sales and therefore are accounted for as financing arrangements and reflected in the Company’s consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of sales.

Secured Loans Receivable

in thousands
	June 30, 2023	June 30, 2022	Change
Secured loans receivable	$100,620	$126,217	$(25,597)

CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins, and graded sports cards and sports memorabilia that affords our customers a convenient means of financing their inventory or collections. See Note 5 to the Company’s consolidated financial statements. AMCF also purchases and holds secured loans from CFC to meet its collateral requirements related to the AMCF Notes. See Note 15 to Company’s consolidated financial statements. Most of the Company's secured loans are short-term in nature. The renewal of these secured loans is at the discretion of the Company and, as such, provides us with some flexibility in regard to our capital deployment strategies.

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

On April 5, 2023, the Company's board of directors declared a quarterly regular cash dividend of $0.20 per common share to shareholders of record at the close of business on April 17, 2023. The dividend totaling $4.7 million was paid on April 28, 2023.

See Note 20 to the Company's consolidated financial statements for more information regarding our dividends.

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

The following summarizes components of our consolidated statements of cash flows (in thousands):

Year Ended	June 30, 2023	June 30, 2022	Change
Net cash used in operating activities	$(30,323)	$(89,166)	$(58,843)
Net cash provided by (used in) investing activities	$6,839	$(60,563)	$67,402
Net cash provided by financing activities	$25,019	$86,107	$(61,088)

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities used $30.3 million and used $89.2 million in cash for the years ended June 30, 2023 and 2022, respectively, representing a $58.8 million decrease in cash used compared to the year ended June 30, 2022. The decrease in cash used was primarily due to net changes in working capital, which includes the balances of inventories, precious metals held under financing arrangements, receivables, and derivative liabilities, partially offset by increased net income adjusted for noncash items.

Net Cash Flows From Investing Activities

Investing activities provided $6.8 million and used $60.6 million in cash for the years ended June 30, 2023 and 2022, respectively, representing a $67.4 million change in cash provided or used compared to the year ended June 30, 2022. This period over period change was primarily due to higher cash inflows of $41.6 million associated with the net liquidations of secured loans in the current period, a decrease in purchases of long-term investments primarily related to our equity method investees of $32.0 million, and $0.7 million from digital asset activity. These increases in cash inflows were partially offset by higher investing cash outflows in the current year of $5.0 million related to the acquisition of intangible assets from BGASC and BullionMax, and $1.9 million of capital expenditures for property, plant and equipment.

Net Cash Flows From Financing Activities

Financing activities provided $25.0 million and provided $86.1 million in cash for the years ended June 30, 2023 and 2022, respectively, representing a $61.1 million decrease in cash provided compared to the year ended June 30, 2022. This period over period decrease in cash provided by financing activities was primarily due to decreases in cash provided of $28.5 million related to our product financing arrangements, an increase in cash paid for dividends of $14.8 million, decreased net borrowings of $10.0 million under our lines of credit, an increase of $9.8 million of cash used to repurchase our common stock under our share repurchase program, an increase of $3.0 million on repayments on notes payable to related parties, a decrease in cash provided of $2.3 million related to the exercise and taxes related to share-based awards, and an increase of $1.0 million in distributions paid to PMPP's noncontrolling interest holder. These increases in cash outflows were partially offset by lower debt issuance costs paid in the current year of $4.7 million and increased proceeds of $3.5 million from the issuance of related party notes.

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

The Company is in discussions with its Trading Credit Facility lenders to refinance the AMCF Notes, which mature on December 15, 2023, under this facility. If the Company is unable to refinance the AMCF Notes through the Trading Credit Facility or other alternative financing, the Company intends to generate funds to repay the AMCF Notes through the sale of inventory and/or product financing arrangements, which will reduce the Company's liquidity.

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

The Company’s net gains and losses on derivative instruments for the years ended June 30, 2023 and 2022 totaled gains of $97.1 million and gains of $47.8 million, respectively. These net gains and losses on derivative instruments were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the consolidated statements of income.

The purpose of the Company's hedging policy is to substantially match the change in the value of the derivative financial instrument to the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, showing the precious metal commodity inventory position, net of open sale and purchase commitments, which is subject to price risk, compared to change in the value of the derivative instruments (in thousands):

	June 30, 2023	June 30, 2022
Inventories	$981,643	$741,018
Precious metals held under financing arrangements	25,530	79,766
	1,007,173	820,784
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(948)	(1,434)
Premium on metals position	(29,358)	(27,059)
Precious metal value not hedged	(30,306)	(28,493)

Commitments at market:
Open inventory purchase commitments	921,108	681,835
Open inventory sales commitments	(587,392)	(497,949)
Margin sale commitments	(17,682)	(26,984)
In-transit inventory no longer subject to market risk	(5,505)	(13,164)
Unhedgeable premiums on open commitment positions	11,224	12,933
Borrowed precious metals	(21,642)	(59,417)
Product financing arrangements	(335,831)	(282,671)
Advances on industrial metals	698	768
	(35,022)	(184,649)

Precious metal subject to price risk	941,845	607,642

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	767,767	278,326
Precious metals futures contracts at market values	170,466	326,713
Total market value of derivative financial instruments	938,233	605,039

Net precious metals subject to commodity price risk	$3,612	$2,603

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of June 30, 2023, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

We had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature (in thousands):

	June 30, 2023	June 30, 2022
Purchase commitments	$921,108	$681,835
Sales commitments	$(587,392)	$(497,949)
Margin sales commitments	$(17,682)	$(26,984)
Open forward contracts	$767,767	$278,326
Open futures contracts	$170,466	$326,713
Foreign exchange forward contracts	$7,101	$9,738

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

The Company enters into the derivative forward and future transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains and losses on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. See Note 12 to the Company’s consolidated financial statements.

Commitments and Contingencies

Refer to Note 16 to the Company’s consolidated financial statements for information relating Company's commitments and contingencies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Inventories

The Company's inventory, which primarily consists of bullion and bullion coins, is acquired and initially recorded at cost and then marked to fair market value. The fair market value of the bullion and bullion coins comprises two components: (i) published market values attributable to the cost of the raw precious metal, and (ii) the premium paid at acquisition of the metal, which is attributable to the incremental value of the product in its finished goods form. The market value attributable solely to such premium is readily determinable by reference to multiple sources. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged.

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

Inventory includes amounts borrowed from suppliers and customers arising from various arrangements including unallocated metal positions held by customers in the Company’s inventory, amounts due to suppliers for the use of consigned inventory, metals held by suppliers as collateral on advanced pool metals, as well as shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. See Note 12 to the Company’s consolidated financial statements.

The Company enters into product financing agreements for the transfer and subsequent option or obligation to reacquire its gold and silver inventory at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, charged by the third-party finance company. During the term of the financing agreement, the third-party company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as percentage of the market value of the outstanding obligation; such monthly charge is classified as interest expense. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements, and are reflected in the Company’s consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is restricted) are carried at fair value, with changes in fair value included in cost of sales in the Company’s consolidated statements of income.

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

Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense and the accrued interest and penalties are included in deferred and income taxes payable in the Company’s consolidated balance sheets. See Note 13 to the Company’s consolidated financial statements for more information on the Company’s accounting for income taxes.

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

To manage the volatility related to this exposure, the Company enters into precious metals commodity forward and futures contracts. Our policy is to substantially hedge our inventory position, net of open sale and purchase commitments that are subject to price risk. We similarly seek to minimize the effect of price changes on our open sale and purchase commitments through hedging activity. Inventory borrowed is considered a natural hedge, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.

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

See Note 12 to the Company's consolidated financial statements, “Derivative Instruments and Hedging Transactions”.

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

See Note 12 to the Company’s consolidated financial statements, “Derivative Instruments and Hedging Transactions—Foreign Currency Exchange Rate Management.”

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our product financing arrangements and Trading Credit Facility. We are subject to fluctuations in interest rates based on the variable interest terms of these arrangements, and we do not utilize derivative contracts to hedge the interest rate fluctuation. See Note 15 to the Company's consolidated financial statements, "Financing Agreements".

We manage the interest rate risks related to our interest income generating activities by increasing our secured loan interest rates and finance product pricing in response to rising interest rates. While our weighted-average effective interest rates on these products increased during the year, the rate increases only partially mitigated the effect of higher interest rates related to our product financing arrangements and Trading Credit Facility. We do not believe our exposure to interest rate risk is material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

A-Mark Precious Metals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of A-Mark Precious Metals, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 11, 2023 expressed an unqualified opinion.

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

September 11, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

A-Mark Precious Metals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of A-Mark Precious Metals, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2023, and our report dated September 11, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Newport Beach, California

September 11, 2023

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data)

	June 30, 2023	June 30, 2022
ASSETS
Current assets
Cash(1)	$39,318	$37,783
Receivables, net	35,243	97,040
Derivative assets	77,881	91,743
Secured loans receivable(1)	100,620	126,217
Precious metals held under financing arrangements(1)	25,530	79,766
Inventories:
Inventories(1)	645,812	458,347
Restricted inventories	335,831	282,671
	981,643	741,018
Prepaid expenses and other assets(1)	6,956	7,558
Total current assets	1,267,191	1,181,125
Operating lease right of use assets	5,119	6,482
Property, plant, and equipment, net	12,513	9,845
Goodwill	100,943	100,943
Intangibles, net	62,630	67,965
Long-term investments	88,535	70,828
Other long-term assets	8,640	5,471
Total assets	$1,545,571	$1,442,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Lines of credit	$235,000	$215,000
Liabilities on borrowed metals	21,642	59,417
Product financing arrangements	335,831	282,671
Accounts payable and other payables	25,465	6,127
Deferred revenue and other advances	181,363	175,545
Derivative liabilities	8,076	75,780
Accrued liabilities(1)	20,418	21,813
Income tax payable	958	382
Notes payable(1)	95,308	—
Total current liabilities	924,061	836,735
Notes payable (2)	—	94,073
Deferred tax liabilities	16,677	15,408
Other liabilities	4,440	5,972
Total liabilities	945,178	952,188
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of June 30, 2023 or June 30, 2022	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 23,672,122 and 23,379,888 shares issued and 23,336,387 and 23,379,888 shares outstanding as of June 30, 2023 and June 30, 2022, respectively	237	234
Treasury stock, 335,735 and 0 shares at cost as of June 30, 2023 and June 30, 2022, respectively	(9,762)	—
Additional paid-in capital	169,034	166,526
Accumulated other comprehensive loss	(1,025)	—
Retained earnings	440,639	321,849
Total A-Mark Precious Metals, Inc. stockholders’ equity	599,123	488,609
Noncontrolling interest	1,270	1,862
Total stockholders’ equity	600,393	490,471
Total liabilities, noncontrolling interest and stockholders’ equity	$1,545,571	$1,442,659

(1)
Includes amounts of the consolidated variable interest entity, which are presented separately in the table below.
(2)
Notes payable as of June 30, 2022 includes amounts of the consolidated variable interest entity, which is presented separately in the table below.

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

In September 2018, AM Capital Funding, LLC (“AMCF”), a wholly-owned subsidiary of Collateral Finance Corporation (CFC”), completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "AMCF Notes"). The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%. The AMCF Notes have a maturity date of December 15, 2023.

The Company consolidates a variable interest entity ("VIE") if the Company is considered to be the primary beneficiary. AMCF is a VIE because its equity may be insufficient to maintain its ongoing collateral requirements without additional financial support from the Company. The securitization is primarily secured by cash, bullion loans, and precious metals, and the Company is required to continuously hedge the value of certain collateral and make future contributions as necessary. The Company is the primary beneficiary of this VIE because the Company has the right to determine the type of collateral (i.e., cash, secured loans, or precious metals) placed into the entity, has the right to receive (and has received) the proceeds from the securitization transaction, earns ongoing interest income from the secured loans (subject to collateral requirements), and has the obligation to absorb losses should AMCF's interest expense and other costs exceed its interest income.

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

	June 30, 2023	June 30, 2022
ASSETS OF THE CONSOLIDATED VIE
Cash	$1,915	$3,264
Secured loans receivable	46,368	92,246
Precious metals held under financing arrangements	14,950	13,524
Inventories	56,841	4,752
Prepaid expenses and other assets	7	23
Total assets of the consolidated variable interest entity	$120,081	$113,809
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$30,083	$21,081
Accrued liabilities	551	832
Notes payable(2)	99,762	99,073
Total liabilities of the consolidated variable interest entity	$130,396	$120,986

(1)
This is an intercompany balance which is eliminated in consolidation and not shown on the consolidated balance sheets.
(2)
$5.0 million of the AMCF Notes are held by the Company which are eliminated in consolidation and not shown on the consolidated balance sheets.

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Year Ended June 30,
	2023	2022	2021
Revenues	$9,286,561	$8,159,254	$7,613,015
Cost of sales	8,991,892	7,897,489	7,402,817
Gross profit	294,669	261,765	210,198
Selling, general, and administrative expenses	(85,282)	(76,618)	(48,020)
Depreciation and amortization expense	(12,525)	(27,300)	(10,789)
Interest income	22,231	21,800	18,474
Interest expense	(31,528)	(21,992)	(19,865)
Earnings from equity method investments	12,576	6,907	15,547
Other income, net	2,663	1,953	1,079
Remeasurement gain on pre-existing equity interest	—	—	26,306
Unrealized gains (losses) on foreign exchange	366	(98)	(129)
Net income before provision for income taxes	203,170	166,417	192,801
Income tax expense	(46,401)	(33,338)	(31,877)
Net income	156,769	133,079	160,924
Net income attributable to noncontrolling interest	409	543	1,287
Net income attributable to the Company	$156,360	$132,536	$159,637
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$6.68	$5.81	$9.57
Diluted	$6.34	$5.45	$8.90

Weighted average shares outstanding:
Basic	23,400,300	22,805,600	16,686,600
Diluted	24,648,600	24,329,500	17,944,600

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Treasury Stock		Total A-Mark Precious Metals, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2020	14,063,000	$71	$27,289	$73,644	$—	—	$—	$101,004	$3,890	$104,894
Net income	—	—	—	159,637	—	—	—	159,637	1,287	160,924
Share-based compensation	—	—	1,173	—	—	—	—	1,173	—	1,173
Issuance of common stock sold in public offering, net of offering costs	5,750,000	29	75,315	—	—	—	—	75,344	—	75,344
Common stock issued for acquisition of JMB	2,094,014	10	41,598	—	—	—	—	41,608	—	41,608
Exercise of share-based awards	546,380	3	3,520	—				3,523	—	3,523
Net settlement of share-based awards	5,920	—	(38)	—	—	—	—	(38)	—	(38)
Acquisition of noncontrolling interest, net of deferred taxes	—	—	1,563	—	—	—	—	1,563	(3,858)	(2,295)
Dividends declared ($0.75 per common share)	—	—	—	(21,191)	—	—	—	(21,191)	—	(21,191)
Balance, June 30, 2021	22,459,314	113	150,420	212,090	—	—	—	362,623	1,319	363,942
Net income	—	—	—	132,536	—	—	—	132,536	543	133,079
Share-based compensation	—	—	2,140	—	—	—	—	2,140	—	2,140
Exercise of share-based awards	329,598	2	2,321	—	—	—	—	2,323	—	2,323
Net settlement of share-based awards	213,868	—	(35)	—	—	—	—	(35)	—	(35)
Common stock issued for increase in long-term investments	377,108	3	11,680	—	—	—	—	11,683	—	11,683
Dividends declared ($1.00 per common share)	—	—	—	(22,661)	—	—	—	(22,661)	—	(22,661)
Dividends declared (2:1 stock split per common share)	—	116	—	(116)	—	—	—	—	—	—
Balance, June 30, 2022	23,379,888	234	166,526	321,849	—	—	—	488,609	1,862	490,471
Net income	—	—	—	156,360	—	—	—	156,360	409	156,769
Share-based compensation	—	—	2,176	—	—	—	—	2,176	—	2,176
Earnings distribution paid to noncontrolling interest	—	—	—	—	—	—	—	—	(1,001)	(1,001)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,025)	—	—	(1,025)	—	(1,025)
Common stock issued as employee compensation	10,500	—	293	—	—	—	—	293	—	293
Exercise of share-based awards	210,999	2	1,882	—	—	—	—	1,884	—	1,884
Net settlement of share-based awards	70,735	1	(1,855)	—	—	—	—	(1,854)	—	(1,854)
Repurchases of common stock	—	—	—	—	—	(335,735)	(9,762)	(9,762)	—	(9,762)
Dividends declared ($1.00 per common share)	—	—	3	(23,468)	—	—	—	(23,465)	—	(23,465)
Dividends declared ($0.20 per common share)	—	—	9	(14,102)	—	—	—	(14,093)	—	(14,093)
Balance, June 30, 2023	23,672,122	$237	$169,034	$440,639	$(1,025)	(335,735)	$(9,762)	$599,123	$1,270	$600,393

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended June 30,
	2023	2022	2021
Cash flows from operating activities:
Net income	$156,769	$133,079	$160,924
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,525	27,300	10,789
Amortization of loan cost	2,113	2,651	2,162
Deferred income taxes	1,585	(4,106)	(2,034)
Share-based compensation	2,176	2,140	1,173
Remeasurement gain on pre-existing equity method investment	—	—	(26,306)
Earnings from equity method investments	(12,576)	(6,907)	(15,547)
Dividends and distributions received from equity method investees	978	1,678	343
Other	(155)	215	(13)
Changes in assets and liabilities:
Receivables, net	61,797	(8,040)	(20,880)
Secured loans receivable	1,012	757	1,932
Secured loans made to affiliates	—	3,042	5,755
Derivative assets	13,862	(47,207)	7,447
Precious metals held under financing arrangements	54,236	74,976	23,835
Inventories	(240,625)	(282,999)	(79,031)
Prepaid expenses and other assets	(3,336)	(649)	(7)
Accounts payable and other payables	19,338	192	(86,097)
Deferred revenue and other advances	5,818	(18,871)	58,651
Derivative liabilities	(67,704)	68,241	(20,194)
Liabilities on borrowed metals	(37,775)	(32,449)	(76,340)
Accrued liabilities	(937)	2,425	5,686
Income tax payable	576	(4,634)	(4,902)
Net cash used in operating activities	(30,323)	(89,166)	(52,654)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(4,783)	(2,879)	(2,113)
Purchase of long-term investments	(7,950)	(34,950)	(7,996)
Purchase of an option to acquire long-term investments	(340)	(5,300)	—
Purchase of intangible assets	(5,000)	—	—
Secured loans receivable, net	24,599	(17,034)	(56,932)
Acquisition of remaining noncontrolling equity interest in joint venture	—	—	(1,950)
Purchase of digital assets	—	(400)	—
Proceeds from the sale of digital assets	313	—	—
Redemption associated with acquisition of pre-existing equity method investment	—	—	17,457
Incremental acquisition of pre-existing equity method investment, net of cash	—	—	(78,859)
Net cash provided by (used in) investing activities	6,839	(60,563)	(130,393)
Cash flows from financing activities:
Product financing arrangements, net	53,160	81,643	126,350
Dividends paid	(37,468)	(22,645)	(21,191)
Distributions paid to noncontrolling interest	(1,001)	—	—
Net borrowings and repayments under lines of credit	20,000	30,000	50,000
Repayments on notes payable to related party	(2,955)	—	—
Repurchases of common stock	(9,762)	—	—
Proceeds from issuance of related party note	3,500	—	—
Debt funding issuance costs	(485)	(5,179)	(1,861)
Net proceeds from the issuance of common stock	—	—	75,344
Proceeds from the exercise of share-based awards	1,884	2,323	3,523
Payments for tax withholding related to net settlement of share-based awards	(1,854)	(35)	(38)
Net cash provided by financing activities	25,019	86,107	232,127
Net increase (decrease) in cash	1,535	(63,622)	49,080
Cash, beginning of period	37,783	101,405	52,325
Cash, end of period	$39,318	$37,783	$101,405
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$28,787	$20,576	$17,933
Income taxes paid	$44,337	$42,548	$42,426
Income taxes refunded	$124	$122	$3,887
Non-cash investing and financing activities:
Declared distributions and unpaid dividends	$90	$—	$—
Property, plant, and equipment acquired on account	$76	$—	$—
Interest added to principal of secured loans	$14	$14	$13
Fair value of shares exchanged for increase in long-term investment	$—	$11,683	$41,608
Addition of right of use assets under operating lease obligations	$—	$2,013	$—
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

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. See Note 19 for further information regarding our reportable segments.

Wholesale Sales & Ancillary Services

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), and AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint").

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 1,800 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, and a trading center in El Segundo, California. The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to Wholesale Sales activity, A-Mark offers its customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint, and it also purchases product from other sovereign mints, for sale to its customers.

Through its wholly-owned subsidiary AMTAG, the Company promotes its products and services to the international market. Through our wholly-owned subsidiary TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors, and collectors around the world.

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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”). As of June 30, 2023, JMB has six wholly-owned subsidiaries: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these Notes to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

JM Bullion, Inc.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites. As of June 30, 2023, JMB operated eight separately branded, company-owned websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, BGASC.com, CyberMetals.com, BullionMax.com, GoldPrice.org, and SilverPrice.org. Typically, JMB offers approximately 4,900 different products during a fiscal year, measured by stock keeping units or SKUs, on its websites. This number can vary over time, particularly when demand is high and certain SKUs may be out of stock.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements reflect the financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, and majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary. In addition to A-Mark, our consolidated financial statements include the accounts of: AMTAG, TDS, AMGL, AMST, JMB, Goldline, and CFC. Intercompany accounts and transactions are eliminated.

Comprehensive Income

Our other comprehensive income and losses are comprised of unrealized gains and losses associated with the translation of foreign-based equity method investments which are shown in our consolidated statements of stockholders' equity.

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

For the Company’s foreign-based equity method investments, the proportionate share of the investee’s income is translated into U.S. dollars at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. The unrealized gains and losses associated with the translation of the investment are deferred in accumulated other comprehensive income on the Company’s consolidated balance sheets.

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

AMCF, a wholly-owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities. The Company has various forms of ongoing involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of June 30, 2023 and June 30, 2022, are indicated on the table that follows the consolidated balance sheets.

AMCF is considered a VIE because its initial equity investment may be insufficient to maintain its ongoing collateral requirements without additional financial support from the Company. The securitization is primarily secured by bullion loans and precious metals, and the Company is required to continuously hedge the value of certain collateral and make future contributions as necessary. The Company is the primary beneficiary of this VIE because the Company has the right to determine the type of collateral (i.e., cash, secured loans, or precious metals), has the right to receive (and has received) the proceeds from the securitization transaction, earns ongoing interest income from the secured loans (subject to collateral requirements), and has the obligation to absorb losses should AMCF's interest expense and other costs exceed its interest income. (See Note 15.)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and June 30, 2022.

Allowance for Credit Losses

On July 1, 2022, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments ("ASC 326"), which introduces a new credit reserving methodology known as the Current Expected Credit Loss ("CECL") model. The CECL model applies to financial assets measured at amortized cost, including accounts receivable, contract assets and held-to-maturity loan receivables. Under the CECL model, we identify allowances for credit losses based on future expected losses when accounts receivable, contract assets or held-to-maturity loan receivables are created rather than when losses are probable.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of June 30, 2023 and June 30, 2022, precious metals held under financing arrangements totaled $25.5 million and $79.8 million respectively.

The Company’s precious metals held under financing arrangements are marked-to-market.

Inventories

The Company's inventory, which consists primarily of bullion and bullion coins, is acquired and initially recorded at cost and then marked to fair market value. The fair market value of the bullion and bullion coins comprises two components: (i) published market values attributable to the cost of the raw precious metal, and (ii) the premium paid at acquisition of the metal, which is attributable to the incremental value of the product in its finished goods form. The market value attributable solely to such premium is readily determinable by reference to multiple sources.

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

Leased Right of Use Assets

We lease warehouse space, office facilities, and equipment. Our operating leases with terms longer than twelve months are recorded at the sum of the present value of the lease's fixed minimum payments as operating lease right of use assets ("ROU assets") in the Company’s consolidated balance sheets. Lease terms include all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants. Our finance leases are another type of ROU asset, but are classified in the Company’s consolidated balance sheets as a component of property, plant, and equipment at the present value of the lease payments. Finance leases were not material during any period presented.

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

For a lease modification, an evaluation is performed to determine if it should be treated as either a separate lease or a change in the accounting of an existing lease. Any amounts related to a modified lease are reflected as an operating lease ROU asset or related operating lease liability in our consolidated balance sheet.

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

The Company evaluates its goodwill and other indefinite-lived intangibles for impairment in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with ASC 350. Goodwill is reviewed for impairment at a reporting unit level, which for the Company, corresponds to the Company’s operating segments.

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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an ongoing evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments were VIEs as of June 30, 2023 and June 30, 2022.

Other Long-Term Assets

Digital Assets

The Company has purchased certain digital assets (crypto currencies) that are held for investment purposes. The Company accounts for digital assets in accordance with Intangibles - Goodwill and Other Topic 350 of the ASC ("ASC 350"). Digital assets are shown in the other long-term assets line-item on the consolidated balance sheets. Digital assets are a type of intangible asset with indefinite useful lives, which are recorded at cost less impairment. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value, an impairment loss is recorded. If the fair market value at any point during the reporting period is higher than the carrying value, the basis of the digital assets will not be adjusted to account for this increase. Gains on digital assets, if any, are recognized upon sale or disposal of the digital assets. Write downs and gains are shown in the consolidated statement of income, as component of the line-item other income, net.

Option to Acquire Additional Interest in a Long-Term Investment

On June 27, 2022, the Company acquired an additional 40% interest in Silver Gold Bull, Inc. (See Note 10.) Also included in this acquisition was an option, which is exercisable between December 2023 and September 2024, to purchase an additional 27.6% of the outstanding equity of Silver Gold Bull, Inc. to bring the Company's ownership interest up to 75.0%. As of June 30, 2023 and June 30, 2022, the fair value of the option was $5.3 million and $5.3 million, respectively.

Accumulated Other Comprehensive Income

For the Company’s foreign-based equity method investments, the proportionate share of the investee’s income is translated into U.S. dollars at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. Foreign currency translation gains and losses associated with this activity are deferred and included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

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

Noncontrolling Interest

The Company’s consolidated financial statements include entities in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in an entity in which the Company has a controlling financial interest that is not attributable, directly or indirectly, to the Company. Such noncontrolling interest is reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of income, revenues, expenses and net income or loss from the less-than-wholly-owned subsidiary are reported at their consolidated amounts, including both the amounts attributable to the Company and the noncontrolling interest. Income or loss is allocated to the noncontrolling interest based on its weighted average ownership percentage for the applicable period. The consolidated statements of equity include beginning balances, activity for the period and ending balances for each component of stockholders’ equity, noncontrolling interest and total equity.

The table below presents the reconciliation of changes in noncontrolling interests (in thousands):

Balance as of June 30, 2020	$3,890
Net income attributable to noncontrolling interest	1,287
Acquisition of noncontrolling interest	(3,858)	(1)
Balance as of June 30, 2021	$1,319	(2)
Net income attributable to noncontrolling interest	543
Balance as of June 30, 2022	$1,862	(2)
Net income attributable to noncontrolling interest	409
Distributions paid to noncontrolling interest	(1,001)
Balance as of June 30, 2023	$1,270	(2)

(1)	On April 1, 2021, the Company acquired the remaining 31% interest in the AMST joint venture, which increased the Company's ownership to 100%.
(2)	The remaining balance represents the 50% noncontrolling interests associated with the PMPP joint venture.

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

Interest Expense

The Company accounts for interest expense on the following arrangements in accordance with ASC 835:

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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of the AMCF Notes have been included as a component of the carrying amount of the debt, and Trading Credit Facility debt issuance costs are included in prepaid expenses and other assets in the Company's consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $2.1 million, $2.7 million, and $2.2 million for the years ended June 30, 2023, 2022, and 2021, respectively.

Earnings from Equity Method Investments

The Company's proportional interest in the reported earnings from equity method investments is shown on the consolidated statements of income as earnings from equity method investments.

Other Income, Net

The Company's other income, net is comprised of royalty and consulting income, which is recognized when earned.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $15.9 million, $12.2 million, and $5.0 million for the years ended June 30, 2023, 2022, and 2021, respectively. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the consolidated statements of income. Shipping and handling costs totaled $28.4 million, $25.6 million, and $17.0 million for the years ended June 30, 2023, 2022, and 2021, respectively.

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

Earnings per Share ("EPS")

The Company calculates basic EPS by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares outstanding during the year, adjusted for the potentially dilutive effect of stock options, restricted stock units (“RSUs"), and deferred stock units (“DSUs") using the treasury stock method.

The Company considers participating securities in its calculation of EPS. Under the two-class method of calculating EPS, earnings are allocated to both common shares and participating securities. The Company’s participating securities include vested RSU and DSU awards. Unvested RSU and DSU awards are not considered participating securities as they are forfeitable until the vesting date.

A reconciliation of shares used in calculating basic and diluted earnings per common share is presented below (in thousands):

	Year Ended June 30,
	2023	2022	2021
Basic weighted-average shares of common stock outstanding	23,400	22,806	16,687
Effect of common stock equivalents	1,249	1,524	1,258
Diluted weighted-average shares outstanding	24,649	24,330	17,945

The anti-dilutive shares excluded from the table above for the years ended June 30, 2023, 2022, and 2021 were 29,000, 43,000 and 337,000, respectively. Actual common shares outstanding totaled 23,336,387, 23,379,888, and 22,459,314 as of June 30, 2023, 2022, and 2021, respectively.

Recently Adopted Accounting Pronouncements and Auditing Standards

From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments - Credit Loss (Topic 326), which updates the guidance on recognition and measurement of credit losses for financial assets. The new guidance, known as the current expected credit loss model ("CECL"), requires entities to adopt an impairment model based on expected losses rather than incurred losses. This update was effective for the Company on July 1, 2022 (for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years). The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2018-19, 2019-05, 2019-10, 2019-11, 2020-02, and 2022-02. These ASUs have provided for various minor technical corrections and improvements to the codification as well as other transition matters. The Company does not have a history of credit losses. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The Company’s AMCF Notes are reported at their aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying consolidated balance sheets. The fair value of the AMCF Notes is based on the present value of the expected coupon and principal payments using an estimated discount rate based on current market rates for debt with similar credit risk. The following table presents the carrying amounts and estimated fair values of the Company’s AMCF Notes (in thousands):

	June 30, 2023		June 30, 2022
	Carrying Amount	Fair value	Carrying Amount	Fair value
AMCF Notes	$94,762	$94,038	$94,073	$92,398

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The significant assumptions used to determine the carrying value and the related fair value of the assets and liabilities measured at fair value on a recurring basis are described below:

Inventories. The Company's inventory, which consists primarily of bullion and bullion coins, is acquired and initially recorded at cost and then marked to fair market value. The fair market value of the bullion and bullion coins comprises two components: i) published market values attributable to the cost of the raw precious metal, and ii) the premium paid at acquisition of the metal, which is attributable to the incremental value of the product in its finished goods form. The market value attributable solely to such premium is readily determinable by reference to multiple sources. Except for commemorative coin inventory, which are included in inventory at the lower of cost or net realizable value, the Company’s inventory is subsequently recorded at their fair market values on a daily basis. The fair value for commodities inventory (i.e., inventory excluding commemorative coins) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory is classified in Level 1 of the valuation hierarchy.

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

Product Financing Arrangements. Product financing arrangements consist of financing agreements for the transfer and subsequent re-acquisition of the sale of gold and silver at an agreed-upon price based on the spot price with a third-party. Such transactions allow the Company to repurchase this inventory upon demand. The third-party charges monthly interest as a percentage of the market value of the outstanding obligation, which is carried at fair value. The obligation is stated at the amount required to repurchase the outstanding inventory. Fair value is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Product financing arrangements are classified in Level 1 of the valuation hierarchy.

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

We used the historical volatility of comparable companies to make certain assumptions in the MCS model, which resulted in an expected EBITDA volatility of 70.0% and an equity volatility of 70.0%, with these two inputs having a correlation factor of 70.0%. A 4.1% risk-free interest rate was used, which was based on U.S. treasury yields for a time period corresponding to the remaining contractual life of the option. Lastly, the MCS model assumed a EBITDA risk premium of 12.4%.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis, aggregated by each fair value hierarchy level (in thousands):

	June 30, 2023
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$980,695	$—	$—	$980,695
Precious metals held under financing arrangements	25,530	—	—	25,530
Derivative assets — open sale and purchase commitments, net	37,957	—	—	37,957
Derivative assets — futures contracts	832	—	—	832
Derivative assets — forward contracts	39,092	—	—	39,092
Option to purchase interest in a long-term investment	—	—	5,300	5,300
Total assets, valued at fair value	$1,084,106	$—	$5,300	$1,089,406
Liabilities:
Liabilities on borrowed metals	$21,642	$—	$—	$21,642
Product financing arrangements	335,831	—	—	335,831
Derivative liabilities — open sale and purchase commitments, net	853	—	—	853
Derivative liabilities — margin accounts	4,441	—	—	4,441
Derivative liabilities — future contracts	1,161	—	—	1,161
Derivative liabilities — forward contracts	1,621	—	—	1,621
Total liabilities, valued at fair value	$365,549	$—	$—	$365,549

(1)
Commemorative coin inventory totaling $0.9 million was held at lower of cost or realizable value, and thus is excluded from the inventories balance shown in this table.

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

(1)
Commemorative coin inventory totaling $1.4 million was held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

There were no transfers in or out of Level 2 or 3 from other levels within the fair value hierarchy during the reported periods.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only under certain circumstances. These include (i) investments in private companies when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets, (ii) equity method investments that are remeasured to the acquisition-date fair value upon the Company obtaining a controlling interest in the investee during a step acquisition, (iii) property, plant, and equipment and definite-lived intangibles, (iv) digital assets, (v) goodwill, and (vi) indefinite-lived intangibles, all of which are written down to fair value when they are held for sale or determined to be impaired.

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

4. RECEIVABLES, NET

Receivables, net consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Customer trade receivables	$5,031	$59,066
Wholesale trade advances	13,679	27,675
Due from brokers and other	16,533	10,299
	$35,243	$97,040

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans (in thousands):

	June 30, 2023	June 30, 2022
Secured loans originated	$68,630	$44,498
Secured loans acquired	31,990	81,719
	$100,620	$126,217

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

As of June 30, 2023 and June 30, 2022, our secured loans carried weighted-average effective interest rates of 10.4% and 9.4%, respectively, and mature in periods ranging typically from on-demand to one year.

The secured loans that the Company generates with its active customers are reflected as an operating activity on the consolidated statements of cash flows. The secured loans that the Company generates with borrowers that are not active customers are reflected as an investing activity on the consolidated statements of cash flows as secured loans receivables, net. For the secured loans that (i) are reflected as an investing activity and have terms that allow the borrowers to increase their loan balance (at the discretion of the Company) based on the excess value of their collateral compared to their aggregate principal balance of loan, and (ii) are repayable on demand or in the short-term, the borrowings and repayments are netted on the consolidated statements of cash flows.

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

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows (in thousands):

	June 30, 2023		June 30, 2022
Bullion	$52,165	51.8%	$95,691	75.8%
Numismatic and semi-numismatic	47,856	47.6%	30,231	24.0%
Graded sports cards and sports memorabilia	599	0.6%	295	0.2%
	$100,620	100.0%	$126,217	100.0%

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

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more (in thousands):

	June 30, 2023		June 30, 2022
Loan-to-value of less than 75%	$90,378	89.8%	$49,503	39.2%
Loan-to-value of 75% or more	10,242	10.2%	76,714	60.8%
	$100,620	100.0%	$126,217	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of June 30, 2023 and June 30, 2022.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default. In the event a loan were to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of June 30, 2023 and June 30, 2022, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due or non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income. For the years ended June 30, 2023, 2022, and 2021, the Company incurred no loan impairment costs and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. Below, our inventory is summarized by classification (in thousands):

	June 30, 2023	June 30, 2022
Inventory held for sale	$437,670	$299,844
Repurchase arrangements with customers	181,751	130,171
Consignment arrangements with customers	3,801	2,490
Commemorative coins, held at lower of cost or net realizable value	948	1,434
Borrowed precious metals	21,642	24,408
Product financing arrangements	335,831	282,671
	$981,643	$741,018

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, or product financing arrangements. As of June 30, 2023 and June 30, 2022, inventory held for sale totaled $437.7 million and $299.8 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2023 and June 30, 2022, included within inventories is $181.8 million and $130.2 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of June 30, 2023 and June 30, 2022 totaled $3.8 million and $2.5 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and totaled $0.9 million and $1.4 million as of June 30, 2023 and June 30, 2022, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $21.6 million and $24.4 million as of June 30, 2023 and June 30, 2022, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement repurchase date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligations totaled $335.8 million and $282.7 million as of June 30, 2023 and June 30, 2022, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of June 30, 2023 and June 30, 2022, the unrealized gains or losses resulting from the difference between market value and cost of physical inventory were losses of $4.6 million and losses of $15.4 million, respectively.

Premium Component of Inventory

The premium component, at market value, included in the inventory as of June 30, 2023 and June 30, 2022 totaled $29.4 million and $27.1 million, respectively.

7. LEASES

Components of operating lease expense were as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Operating lease costs	$1,460	$1,403	$1,509
Variable lease costs	469	627	426
Short term lease costs	108	94	91
Finance lease costs	—	16	21
	$2,037	$2,140	$2,047

For the year ended June 30, 2023, we made cash payments of $1.6 million for operating lease obligations. These payments are included in operating cash flows. As of June 30, 2023, the weighted-average remaining lease term under our capitalized operating leases was 4.7 years, while the weighted-average discount rate for our operating leases was approximately 4.9%. As of June 30, 2022, the weighted-average remaining lease term under our capitalized operating leases was 5.4 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities as of June 30, 2023 (in thousands):

Year ending June 30,	Operating Leases
2024	$1,624
2025	1,599
2026	1,171
2027	823
2028	700
Thereafter	626
Total lease payments	6,543
Imputed interest	(737)
Total operating lease liability	$5,806	(1)
Operating lease liability - current	$1,366	(2)
Operating lease liability - long-term	4,440	(3)
	$5,806	(1)

(1)
Represents the present value of the capitalized operating lease liabilities as of June 30, 2023.
(2)
Current operating lease liabilities are presented within accrued liabilities on our consolidated balance sheets.
(3)
Long-term operating lease liabilities are presented within other liabilities on our consolidated balance sheets.

The Company has one related party lease; for information on this lease refer to Note 14. We do not have any leases that have not yet commenced which would create significant rights and obligations for us, including any involvement with the construction or design of the underlying asset.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Computer software	$7,442	$6,519
Plant equipment	8,477	6,328
Leasehold improvements	3,969	3,863
Office furniture, and fixtures	2,960	2,536
Computer equipment	1,713	1,595
Building	857	509
Total depreciable assets	25,418	21,350
Less: Accumulated depreciation and amortization	(13,553)	(11,932)
Property and equipment not placed in service	242	391
Land	406	36
Property, plant, and equipment, net	$12,513	$9,845

Property, plant and equipment depreciation and amortization expense for the years ended June 30, 2023, 2022, and 2021 was $2.2 million, $1.6 million, and $1.4 million respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles are described below (dollar amounts in thousands):

			June 30, 2023				June 30, 2022
	Estimated Useful Lives (Years)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	2.0	$55,768	$(46,465)	$—	$9,303	$53,498	$(38,831)	$—	$14,667
Developed technology	4	1.9	11,036	(6,077)	—	4,959	10,500	(3,366)	—	7,134
Non-compete and other	3 - 5	4.3	2,310	(2,300)	—	10	2,300	(2,300)	—	—
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			69,409	(55,137)	—	14,272	66,593	(44,792)	—	21,801
Trade names and trademarks	Indefinite	Indefinite	49,648	—	(1,290)	48,358	47,454	—	(1,290)	46,164
Identifiable intangible assets			$119,057	$(55,137)	$(1,290)	$62,630	$114,047	$(44,792)	$(1,290)	$67,965

Goodwill	Indefinite	Indefinite	$102,307	$—	$(1,364)	$100,943	$102,307	$—	$(1,364)	$100,943

The Company's intangible assets are subject to amortization except for trade names and trademarks, which have an indefinite life. Existing customer relationships intangible assets are amortized in a manner reflecting the pattern in which the economic benefits of the assets are consumed. All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one to fifteen years. Amortization expense related to the Company's intangible assets for the years ended June 30, 2023, 2022, and 2021 was $10.3 million, $25.7 million, and $9.3 million, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

Impairment

We recorded a non-recurring impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) in fiscal 2018 related to Goldline. Other than the impairment charge related to Goldline, we have not recorded any impairment of goodwill or indefinite-lived intangible assets.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024	$8,086
2025	4,945
2026	752
2027	304
2028	47
Thereafter	138
$14,272

10. LONG-TERM INVESTMENTS

As of June 30, 2023, the Company had seven investments in privately-held entities. The following table shows the carrying value and ownership percentage of the Company's investment in each entity (in thousands):

	June 30, 2023		June 30, 2022
Investee	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Silver Gold Bull, Inc.	$44,699	47.4%	$41,251	47.4%
Pinehurst Coin Exchange, Inc.	15,999	49.0%	13,843	49.0%
Sunshine Minting, Inc.	17,719	44.9%	13,497	44.9%
Company A	233	33.3%	233	33.3%
Company B	2,005	50.0%	2,004	50.0%
Texas Precious Metals, LLC	5,465	12.0%	—	—%
Atkinsons Bullion & Coins	2,415	25.0%	—	—%
	$88,535		$70,828

We consider all of our equity method investees to be related parties. See Note 14 for a summary of the Company's aggregate balances and activity with these related party entities. All of the Company's investees are accounted for using the equity method, with the exception of Company A, which is accounted for using the cost method and is not considered a related party.

For equity method investments with greater than 20% ownership, the carrying value at June 30, 2023 exceeded our share of the investees' book value by $40.6 million which is primarily attributable to goodwill and intangible assets.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Trade payables to customers	$20,512	$2,571
Other accounts payable	4,953	3,556
Accounts payable and other payables	$25,465	$6,127

Deferred revenue	$7,419	$17,456
Advances from customers	173,944	158,089
Deferred revenue and other advances	$181,363	$175,545

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

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forwards and margin accounts. The aggregate gross and net derivative receivables and payables balances by contract type and type of hedge, were as follows (in thousands):

	June 30, 2023				June 30, 2022
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$53,924	$(15,967)	$—	$37,957	$34,821	$(7,398)	$—	$27,423
Futures contracts	832	—	—	832	20,245	—	—	20,245
Forward contracts	39,092	—	—	39,092	44,075	—	—	44,075
	$93,848	$(15,967)	$—	$77,881	$99,141	$(7,398)	$—	$91,743
Nettable derivative liabilities:
Open sale and purchase commitments	$2,271	$(1,418)	$—	$853	$72,937	$(2,373)	$—	$70,564
Margin accounts	17,681	—	(13,240)	4,441	26,984	—	(22,298)	4,686
Futures contracts	1,161	—	—	1,161	—	—	—	—
Forward contracts	1,621	—	—	1,621	530	—	—	530
	$22,734	$(1,418)	$(13,240)	$8,076	$100,451	$(2,373)	$(22,298)	$75,780

Gains or Losses on Derivative Instruments

The Company records the derivative at the trade date with corresponding unrealized gains or losses shown as a component of cost of sales in the consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures are recorded in cost of sales.

Below is a summary of the net gains (losses) on derivative instruments (in thousands):

	Year Ended June 30,
	2023	2022	2021
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open futures commodity and forward contracts and open sale and purchase commitments, net	$53,453	$(18,799)	$8,874
Realized gains (losses) on futures commodity contracts, net	43,630	66,624	(134,496)
	$97,083	$47,825	$(125,622)

The Company’s net gains (losses) on derivative instruments, as shown in the table above, were substantially offset by the changes in the fair market value of the underlying precious metals inventory, which were also recorded in cost of sales in the consolidated statements of income.

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk (in thousands):

	June 30, 2023	June 30, 2022
Inventories	$981,643	$741,018
Precious metals held under financing arrangements	25,530	79,766
	1,007,173	820,784
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(948)	(1,434)
Premium on metals position	(29,358)	(27,059)
Precious metal value not hedged	(30,306)	(28,493)

Commitments at market:
Open inventory purchase commitments	921,108	681,835
Open inventory sales commitments	(587,392)	(497,949)
Margin sale commitments	(17,682)	(26,984)
In-transit inventory no longer subject to market risk	(5,505)	(13,164)
Unhedgeable premiums on open commitment positions	11,224	12,933
Borrowed precious metals	(21,642)	(59,417)
Product financing arrangements	(335,831)	(282,671)
Advances on industrial metals	698	768
	(35,022)	(184,649)

Precious metal subject to price risk	941,845	607,642

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	767,767	278,326
Precious metals futures contracts at market values	170,466	326,713
Total market value of derivative financial instruments	938,233	605,039

Net precious metals subject to commodity price risk	$3,612	$2,603

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of June 30, 2023 and June 30, 2022, the Company had the following outstanding commitments and open forward and future contracts (in thousands):

	June 30, 2023	June 30, 2022
Purchase commitments	$921,108	$681,835
Sales commitments	$(587,392)	$(497,949)
Margin sales commitments	$(17,682)	$(26,984)
Open forward contracts	$767,767	$278,326
Open futures contracts	$170,466	$326,713

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. On June 30, 2023, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Foreign Currency Exchange Rate Management

The Company utilizes foreign currency forward contracts to manage the effect of foreign currency exchange fluctuations on its sale and purchase transactions. These contracts generally have maturities of less than one week.

The market values (fair values) of the Company’s foreign exchange forward contracts and the net open sale and purchase commitment transactions, denominated in foreign currencies, outstanding were as follows (in thousands):

	June 30, 2023	June 30, 2022
Foreign exchange forward contracts	$7,101	$9,738
Open sale and purchase commitment transactions, net	$5,611	$10,371

13. INCOME TAXES

Net income from operations before provision for income taxes is shown below (in thousands):

	Year Ended June 30,
	2023	2022	2021
U.S.	$203,139	$166,379	$192,771
Foreign	31	38	30
	$203,170	$166,417	$192,801

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate are shown below (in thousands):

	Year Ended June 30,
	2023	2022	2021
Current:
Federal	$39,408	$32,518	$28,899
State and local	5,371	4,701	4,954
Foreign	37	225	97
	44,816	37,444	33,950
Deferred:
Federal	178	(3,281)	(2,961)
State and local	1,407	(825)	888
	1,585	(4,106)	(2,073)

Income tax expense	$46,401	$33,338	$31,877

Effective income tax rate	22.8%	20.0%	16.5%

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the years ended June 30, 2023, 2022, and 2021 primarily due to excess tax benefit from share-based compensation and foreign derived intangible income special deduction, partially offset by state taxes (net of federal tax benefit). In addition, for the year ended June 30, 2021, our effective tax rate differed from the federal statutory rate primarily due to our acquisition of the remaining 79.5% of JMB.

A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to income before tax are set forth below (in thousands):

	Year Ended June 30,
	2023	2022	2021
Federal income tax provision at statutory rate	$42,666	$34,947	$40,488
State and local tax, net of federal benefit	5,083	3,236	3,935
Adjustment related to JMB acquisition	—	—	(9,539)
Foreign derived intangible income	(791)	(1,476)	(2,427)
Stock based compensation	(1,171)	(3,075)	(1,233)
Reversal of pre-acquisition deferred taxes in joint venture	—	—	(981)
State rate change	202	(171)	950
Permanent adjustments	311	(252)	266
Foreign rate differential	30	217	91
Other	71	(88)	327
	$46,401	$33,338	$31,877

Income Taxes Receivable and Payable

As of June 30, 2023 and June 30, 2022, our income tax payable totaled $1.0 million and $0.4 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2023 and June 30, 2022, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of June 30, 2023, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $2.3 million and a federal deferred tax liability of $14.4 million. As of June 30, 2022, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $0.9 million and a federal deferred tax liability of $14.5 million.

The schedule of deferred taxes presented below summarizes the components of deferred taxes that have been classified as deferred tax assets and liabilities related to taxable and deductible temporary differences (in thousands):

	June 30, 2023	June 30, 2022
Accrued compensation	$195	$58
Lease liabilities	1,800	1,804
Stock-based compensation	1,409	1,222
State tax accrual	422	368
Net operating loss carry forwards	2	855
Other	39	34
Deferred tax assets	3,867	4,341

Intangible assets	(13,111)	(15,071)
Fixed assets	(1,036)	(1,000)
Earnings from equity method investment	(4,534)	(2,052)
Investment in partnership	(204)	—
Right of use assets	(1,637)	(1,617)
Other	(22)	(9)
Deferred tax liabilities	(20,544)	(19,749)

Net deferred tax liability	$(16,677)	$(15,408)

Net Operating Loss Carryforwards

As of June 30, 2023 and June 30, 2022, the Company has approximately $0.0 million and $12.2 million of state net operating loss carryforwards, respectively. The Company's state tax-effected net operating loss carryforwards totaled $0.0 million and $0.9 million, as of June 30, 2023 and June 30, 2022, respectively.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. Below is a reconciliation of net unrecognized tax benefits (in thousands):

	Year Ended June 30,
	2023	2022	2021
Beginning balance	$146	$277	$163
Decreases in tax positions for prior year	—	(93)	—
Reductions due to lapse of statute of limitations	—	(38)	(26)
Additions as a results of tax positions taken during current period	—	—	140
	$146	$146	$277

In addition to the $146,000 of accrued tax expense, as shown in the table above, the Company has $69,000 of interest and $37,000 of penalties accrued to date related to its uncertain tax positions. As of June 30, 2023, the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $252,000, and, if recognized, would reduce the Company's effective tax rate.

Tax Examinations

The Company files income tax returns in the United States, Austria, and various state and local jurisdictions. It is no longer subject to examination for U.S. federal, Austria, and various state income taxes for periods prior to fiscal 2020, 2019, and 2017, respectively.

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
2)
Equity method investees. As of June 30, 2023, the Company has six investments in privately-held entities which have been determined to be equity method investees and related parties.

Our related party transactions primarily include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, and (iv) hedging transactions. Below is a summary of our related party transactions. The amounts presented for each period were based on each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

Our related party net receivables and payables balances were as shown below (in thousands):

	June 30, 2023				June 30, 2022
	Receivables		Payables		Receivables		Payables
Stack's Bowers Galleries	$534	(1)	$—		$—		$1,802	(3)
Equity method investees	737	(1)	2,977	(2)	3,060	(1)	173	(3)
	$1,271		$2,977		$3,060		$1,975

(1)
Balance includes trade receivables and other receivables, net
(2)
Balance includes note payables, trade payables, and other payables, net
(3)
Balance includes trade and other payables, net

Long-term Investments

As of June 30, 2023 and June 30, 2022, the aggregate carrying balance of the equity method investments was $88.3 million and $70.6 million respectively. (See Note 10.)

Long-term Other Assets

As of June 30, 2023 and June 30, 2022, the fair value of the option to purchase an additional 27.6% ownership interest in Silver Gold Bull, Inc. was $5.3 million and $5.3 million, respectively. This option was acquired in June 2022 in conjunction with the Company’s acquisition of an additional 40% ownership interest in Silver Gold Bull, Inc., and is exercisable between December 2023 and September 2024. (See Note 10.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards and sports memorabilia to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The term of the CCP Note expires on April 1, 2024 and may be extended by mutual agreement. As of June 30, 2023 and June 30, 2022 the outstanding principal balance of the CCP Note was $0.5 million and $0.0 million, respectively.

Activity with Related Parties

Sales and Purchases

Our sales and purchases with companies deemed to be related parties were as follows (in thousands):

	Year Ended June 30,
	2023		2022		2021
	Sales	Purchases	Sales	Purchases	Sales		Purchases
Stack's Bowers Galleries	$153,409	$49,460	$95,271	$51,220	$59,037		$66,122
Equity method investees	1,212,936	45,651	756,583	48,529	1,622,199	(1)	17,020	(1)
SilverTowne L.P.	—	—	—	—	16,837		4,827
	$1,366,345	$95,111	$851,854	$99,749	$1,698,073		$87,969

(1)
Includes sales and purchases activity with JMB, which the Company fully acquired in March 2021.

Interest Income

We earned interest income on loans made to Stack's Bower Galleries and from financing arrangements (including repurchase agreements) with affiliated companies, as set forth below (in thousands):

	Year Ended June 30,
	2023	2022	2021
Interest income from secured loans receivables	$—	$155	$249
Interest income from finance products and repurchase arrangements	7,839	6,668	8,042	(1)
	$7,839	$6,823	$8,291

(1) Includes JMB's interest income from the beginning of the period through acquisition date.

Selling, General, and Administrative

During the years ended June 30, 2023, 2022, and 2021, the Company incurred selling, general, and administrative expense related to its subleasing agreement with Stack's Bower Galleries that totaled $34,000, $0, and $0, respectively.

Interest Expense

During the years ended June 30, 2023, 2022, and 2021, the Company incurred interest expense related to its note with CCP that totaled $38,000, $0, and $0, respectively.

Equity Method Investments — Earnings, Dividends and Distributions Received

During the years ended June 30, 2023, 2022, and 2021, the Company's proportional share of our equity method investee's net income totaled $12.6 million, $6.9 million, and $15.5 million, respectively. As a result of our acquisition of JMB in March 2021, we no longer account for JMB's earnings under the equity method since the acquisition date, when it became a wholly-owned consolidated entity of the Company.

The Company received dividend and distribution payments from our equity method investees that totaled, in the aggregate, $1.0 million, $1.7 million, and $0.3 million, during the years ended June 30, 2023, 2022, and 2021, respectively.

Other Income

The Company earned royalty and consulting services income from related parties that totaled $2.6 million, $2.2 million, and $1.1 million during the years ended June 30, 2023, 2022, and 2021, respectively.

15. FINANCING AGREEMENTS

Lines of Credit - Trading Credit Facility

On December 21, 2021, the Company entered into a new three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total current revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by all of the Company's subsidiaries, with the exception of AMCF. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of June 30, 2023, the interest rate was approximately 7.5%. The daily SOFR rate was approximately 5.1% as of June 30, 2023.

Also on December 21, 2021, in connection with entry into the Trading Credit Facility, all amounts outstanding under the Company’s uncommitted demand borrowing facility with a syndicate of banks (the "Prior Credit Facility”) were paid in full, and the Prior Trading Credit Facility was terminated. The amounts set forth in our consolidated financial statements for all periods prior to December 21, 2021 refer to the Prior Credit Facility.

The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. We routinely use funds drawn under the Trading Credit Facility to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $235.0 million and $215.0 million at June 30, 2023 and June 30, 2022, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $115.0 million and $122.0 million as determined on June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023 and June 30, 2022, the remaining unamortized balance of loan costs was approximately $2.4 million and $3.4 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of June 30, 2023.

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

Interest expense related to the Company’s Trading Credit Facility totaled $15.9 million, $8.5 million, and $5.9 million, which represents 50.3%, 38.6%, and 29.5% of the total interest expense recognized, for the years ended June 30, 2023, 2022, and 2021, respectively. The Trading Credit Facility carried a daily weighted average effective interest rate of 7.15%, 4.47%, and 3.63% for the years ended June 30, 2023, 2022, and 2021, respectively.

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

As of June 30, 2023, the consolidated carrying balance of the AMCF Notes was $94.8 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $0.2 million. As of June 30, 2023, the balance of the interest payable was $0.2 million. Interest on the AMCF Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the years ended June 30, 2023, 2022, and 2021, the interest expense related to the AMCF Notes (including loan amortization costs) totaled $5.7 million, $5.8 million, and $5.7 million, which represents 17.9%, 26.3%, and 28.7% of the total interest expense recognized by the Company, respectively. For the years ended June 30, 2023, 2022, and 2021, the AMCF Notes' weighted average effective interest rate was 5.88%, 5.88%, and 5.88%, respectively.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed metals with market values totaling $21.6 million as of June 30, 2023, with corresponding metals totaling $0.0 million and $21.6 million included in precious metals held under financing arrangements and inventories, respectively, on the consolidated June 30, 2023 balance sheet. The Company recorded liabilities on borrowed metals with market values totaling $59.4 million as of June 30, 2022 with corresponding metals totaling $35.0 million and $24.4 million included in precious metals held under financing arrangements and inventories, respectively, on the consolidated June 30, 2022 balance sheet.

For the years ended June 30, 2023, 2022, and 2021, the interest expense related to liabilities on borrowed metals totaled $1.9 million, $1.3 million, and $2.2 million which represents 5.9%, 6.0%, and 11.0% of the total interest expense recognized by the Company, respectively.

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

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory upon demand at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the consolidated statements of income. Such obligations totaled $335.8 million and $282.7 million as of June 30, 2023 and June 30, 2022, respectively.

For the years ended June 30, 2023, 2022, and 2021, the interest expense related to product financing arrangements totaled $6.9 million, $4.3 million, and $3.1 million, which represents 21.7%, 19.4%, and 15.5% of the total interest expense recognized by the Company, respectively.

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

Employment and Non-Compete Agreements

As of June 30, 2023, the Company was a party to various employment agreements and non-compete and/or non-solicitation agreements with its employees, including employment agreements with (a) Greg Roberts, our Chief Executive Officer, which expires in June 2027, and (b) Thor Gjerdrum, our President, and Brian Aquilino, our Chief Operating Officer, which expire in June 2025. The Company's employment agreement with Michael Wittmeyer, formerly Chief Executive Officer of JMB, was terminated as of June 30, 2023, at which time the Company and Mr. Wittmeyer entered into a consulting agreement, which expires in June 2025. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items, and the employment agreements and the consulting agreement contain various non-compete and non-solicitation provisions.

Employee Benefit Plan

The Company maintains an employee retirement savings plan for United States employees under the Internal Revenue Code section 401(k). There is an automatic default contribution for newly eligible employees in which 3% will be deducted pre-tax from the employee’s pay and invested in their default fund unless directed otherwise. Employees are eligible to participate in the plan after three complete calendar months of service by the next plan entry date and are 21 years of age. All contributions are immediately vested. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributes 100% of the eligible employees' contributions on the first 3% of the participants' contribution, plus 50% of the next 3% of the participants contribution up to the IRS' maximum annual contribution. The Company's matching 401(k) contributions totaled $1.0 million, $0.7 million, and $0.4 million for the years ended June 30, 2023, 2022, and 2021, respectively.

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

On April 5, 2023, the Company's board of directors declared a regular dividend of $0.20 per share to stockholders of record as of the close of business on April 17, 2023. The dividend was paid on April 28, 2023 and totaled $4.7 million.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1,000,000 shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. The share repurchase program was initially announced on May 8, 2018. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. Late in fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1,000,000 shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. Prior to fiscal 2023, no shares had been repurchased under our share repurchase program.

Under the share repurchase program, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. Subject to applicable corporate securities laws, repurchases may be made at such times and in amounts as management deems appropriate. We are not obligated to repurchase any shares under the program, and repurchases under the program may be discontinued if management determines that additional repurchases are not warranted.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of June 30, 2023, 1,446,260 stock options and 92,957 restricted stock units were outstanding, and 1,727,894 shares were available for issuance of new awards under the 2014 Plan.

Under the 2014 Plan, the Company may grant options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of the Company's stock. Awards under the 2014 Plan may be granted in the form of incentive or non-qualified stock options, stock appreciation rights ("SARs"), restricted stock, RSUs, dividend equivalent rights, other stock-based awards (which may include outright grants of shares) and cash incentive awards. The 2014 Plan also authorizes grants of awards with performance-based conditions and market-based conditions. The 2014 Plan is administered by the Compensation Committee of the board of directors, which, in its discretion, may select officers and other employees, directors (including non-employee directors) and consultants to the Company and its subsidiaries to receive grants of awards. The board of directors itself may perform any of the functions of the Compensation Committee under the 2014 Plan.

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

Stock Options

The Company measures the compensation cost of stock options using the Black-Scholes option pricing model, which uses various inputs such as the common share price and estimates that include the risk-free interest rate, volatility, expected life and dividend yield. The weighted-averages for key assumptions used in determining the fair value of options granted were as follows:

	Year Ended June 30,
	2023	2022	2021
Average volatility	47.96%	N/A (1)	41.76%
Risk-free interest rate	3.76%	N/A (1)	0.46%
Weighted-average expected life in years	6.0	N/A (1)	6.1
Dividend yield rate annual	2.10%	N/A (1)	0.0%

(1) Not applicable; no employee stock options were issued during the fiscal year ended June 30, 2022.

During the years ended June 30, 2023, 2022, and 2021, the Company incurred $1.2 million, $1.4 million and $1.1 million of compensation expense related to stock options, respectively. As of June 30, 2023, there was total remaining compensation expense of $0.8 million related to employee stock options, which will be recorded over a weighted average vesting period of approximately 1.1 years.

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

The following table summarizes the stock option activity for the years ended June 30, 2023, 2022, and 2021:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)		Weighted Average Grant Date Fair Value Per Award
Fiscal 2021
Outstanding at June 30, 2020	2,499,626	$7.62	$6,061		$2.67
Granted	392,000	$17.75	$—	(1)	$7.35
Exercises	(570,370)	$6.65	$7,037		$2.75
Cancellations, expirations and forfeitures	(3,200)	$9.33	$—		$3.49
Outstanding at June 30, 2021	2,318,056	$8.01	$35,343		$3.44
Exercisable at June 30, 2021	1,385,302	$6.88	$22,675		$2.89
Fiscal 2022
Outstanding at June 30, 2021	2,318,056	$8.01	$35,343		$3.44
Exercises	(538,596)	$4.32	$15,874		$3.22
Cancellations, expirations and forfeitures	—	$—	$—		$—
Outstanding at June 30, 2022	1,779,460	$7.84	$43,433		$3.51
Exercisable at June 30, 2022	1,147,972	$6.28	$29,811		$2.65
Fiscal 2023
Outstanding at June 30, 2022	1,779,460	$7.84	$43,433		$3.51
Granted	10,000	$39.69	$—	(1)	$16.56
Exercised	(343,200)	$6.68	$8,562		$3.57
Cancellations, expirations and forfeitures	—	$—	$—		$—
Outstanding at June 30, 2023	1,446,260	$7.11	$43,882		$3.58
Exercisable at June 30, 2023	1,175,591	$5.02	$38,505		$2.53

(1) The Company issued the options with an exercise price per share not less than the closing market price of common stock on the grant date.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2023:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Underlying Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$5.00	704,658	6.24	$1.90	704,658	6.24	$1.90
$5.01	$7.50	49,600	2.86	$6.37	49,600	2.86	$6.37
$7.51	$12.50	426,668	2.93	$8.86	400,000	2.64	$8.83
$12.51	$30.00	255,334	7.69	$17.42	21,333	7.48	$14.77
$30.01	$50.00	10,000	9.60	$39.69	—	—	$—
		1,446,260	5.43	$7.11	1,175,591	4.90	$5.02

The following table summarizes the nonvested stock option activity for the year ended June 30, 2023:

	Options	Weighted Average Grant Date Fair Value Per Award
Nonvested outstanding at June 30, 2022	631,488	$5.06
Granted	10,000	$16.56
Vested	(370,819)	$3.13
Nonvested outstanding at June 30, 2023	270,669	$8.14

Restricted Stock Units

RSUs granted by the Company are not transferable and automatically convert to shares of common stock on a one-for-one basis as the awards vest or at a specified date after vesting. RSUs granted to a non-US citizen are referred to as "deferred stock units" or "DSUs". The Company measures the compensation cost of RSUs based on the closing price of the underlying shares at the grant date.

A required adjustment to certain outstanding RSUs was triggered as a result of the non-recurring special dividend declared on August 18, 2022. In accordance with the terms of the 2014 Plan and the Company’s RSU agreements under which the RSUs were issued, the holders of the RSUs were entitled to credits equivalent to dividends that would have been paid if the RSUs had been outstanding shares as of the applicable record date (such credits being either in cash or additional RSUs). The fair values of these RSUs before and after the dividend payment dates were unchanged, and therefore no incremental stock-based compensation expense was recorded. RSUs also are credited with dividend equivalents when the Company pays regular dividends; these are cash credits that are paid upon settlement of the RSUs, except in the case of DSUs the dividend equivalents are converted into additional DSUs.

During the years ended June 30, 2023, 2022, and 2021, the Company incurred $0.9 million, $0.8 million and $0.1 million of compensation expense related to RSUs, respectively. As of June 30, 2023, there is $1.6 million remaining compensation expense related to RSUs, which will be recorded over a weighted average vesting period of approximately 2.0 years.

The following table summarizes RSU activity for the years ended June 30, 2023, 2022, and 2021:

	Awards Outstanding	Weighted Average Fair Value per Unit at Grant Date
Fiscal 2021
Nonvested outstanding at June 30, 2020	—	$—
Granted	25,442	$18.86
Nonvested outstanding at June 30, 2021	25,442	$18.86
Fiscal 2022
Nonvested outstanding at June 30, 2021	25,442	$18.86
Granted	56,205	$32.51
Vested & delivered	(6,360)	$18.86
Vested & deferred (1)	(19,194)	$18.75
Nonvested outstanding at June 30, 2022	56,093	$32.58
Vested but subject to deferred settlement at June 30, 2022 (1)	19,194	$18.75
Outstanding at June 30, 2022	75,287	$29.05
Fiscal 2023
Nonvested outstanding at June 30, 2022	56,093	$32.58
Granted (2)	35,269	$32.90
Vested & delivered	(17,599)	$32.34
Vested & deferred (1)	(10,176)	$35.36
Nonvested outstanding at June 30, 2023	63,587	$32.37
Vested but subject to deferred settlement at June 30, 2023 (1)	29,370	$24.50
Outstanding at June 30, 2023	92,957	$29.89

(1) Certain RSU holders elected to defer settlement of the RSUs to a specified date. The DSU holder is contractually obligated to defer settlement of the DSUs to a specified date following the holder’s termination of service.

(2) Includes 9,397 RSUs that vest based on continuous employment and achievement of non-market performance goals through June 30, 2024, 2025 and 2026.

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

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentration

The following customer provided 10 percent or more of the Company's revenues (in thousands):

	Year Ended June 30,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$9,286,561	100.0%	$8,159,254	100.0%	$7,613,015	100.0%
Customer concentrations
HSBC Bank (1)	$1,191,436	12.8%	$492,390	6.0%	$552,845	7.3%

(1) Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales and Ancillary Services segment.

No single customer provided 10 percent or more of the Company's accounts receivable balances as of June 30, 2023.

The following customers accounted for 10 percent or more of the Company's secured loans receivable as of June 30, 2023 (in thousands):

	June 30, 2023		June 30, 2022
	Amount	Percent	Amount	Percent
Total secured loans	$100,620	100.0%	$126,217	100.0%
Customer concentrations
Customer A	$11,500	11.4%	$—	0.0%
Customer B	13,500	13.4%	13,500	10.7%

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

Revenue

in thousands
	Year Ended June 30,
	2023		2022		2021
Revenue by segment(1)
Wholesale Sales & Ancillary Services	$8,753,549		$7,647,950		$7,520,111
Eliminations of inter-segment sales	(1,464,410)		(1,623,208)		(781,404)
Wholesale Sales & Ancillary Services, net of eliminations (2)	7,289,139		6,024,742		6,738,707
Direct-to-Consumer	1,997,422	(a)	2,134,512	(b)	874,308	(c)
	$9,286,561		$8,159,254		$7,613,015

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $3.5 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $2.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Includes $8.5 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services Segment.

in thousands
	Year Ended June 30,
	2023	2022	2021
Revenue by geographic region
United States	$5,634,423	$5,215,858	$4,668,324
Europe	2,780,015	1,998,105	1,486,323
North America, excluding United States	837,504	893,575	1,342,597
Asia Pacific	26,891	39,863	62,754
Africa	—	17	14
Australia	7,728	11,836	53,003
	$9,286,561	$8,159,254	$7,613,015

Gross Profit and Gross Margin Percentage

in thousands
	Year Ended June 30,
	2023	2022	2021
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$126,816	$113,316	$143,540
Eliminations and adjustments	(1,138)	777	(4,727)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	125,678	114,093	138,813
Direct-to-Consumer, net of eliminations	168,991	147,672	71,385
	$294,669	$261,765	$210,198
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	1.449%	1.482%	1.909%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	1.724%	1.894%	2.060%
Direct-to-Consumer	8.460%	6.918%	8.165%
Consolidated gross margin percentage	3.173%	3.208%	2.761%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands
	Year Ended June 30,
	2023	2022	2021
Operating income (expenses) by segment
Wholesale Sales & Ancillary Services	$(34,939)	$(34,004)	$6,679
Eliminations	(247)	(254)	(175)
Wholesale Sales & Ancillary Services, net of eliminations	$(35,186)	$(34,258)	$6,504

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general and administrative expenses	$(40,181)	$(40,844)	$(32,992)
Depreciation and amortization expense	(970)	(891)	(877)
Interest income	12,523	10,706	10,315
Interest expense	(19,660)	(10,034)	(11,666)
Earnings from equity method investments	12,575	6,903	15,547
Other income, net	161	—	—
Remeasurement gain on pre-existing equity interest	—	—	26,306
Unrealized gains (losses) on foreign exchange	366	(98)	(129)
	$(35,186)	$(34,258)	$6,504
Direct-to-Consumer
Selling, general and administrative expenses	$(42,976)	$(34,152)	$(12,830)
Depreciation and amortization expense	(11,204)	(26,057)	(9,561)
Interest expense	(4,098)	(2,958)	(898)
Other income (expense), net	142	(229)	—
	$(58,136)	$(63,396)	$(23,289)
Secured Lending
Selling, general and administrative expenses	$(2,125)	$(1,622)	$(2,198)
Depreciation and amortization expense	(351)	(352)	(351)
Interest income	9,708	11,094	8,159
Interest expense	(7,770)	(9,000)	(7,301)
Earnings from equity method investments	1	4	—
Other income, net	2,360	2,182	1,079
	$1,823	$2,306	$(612)

Net Income (Loss) Before Provision for Income Taxes

in thousands
	Year Ended June 30,
	2023	2022	2021
Net income (loss) before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$90,492	$79,835	$145,317
Direct-to-Consumer	110,855	84,276	48,096
Secured Lending	1,823	2,306	(612)
	$203,170	$166,417	$192,801

Advertising Expense

in thousands
	Year Ended June 30,
	2023	2022	2021
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(1,639)	$(627)	$(343)
Direct-to-Consumer	(14,001)	(11,353)	(4,493)
Secured Lending	(237)	(198)	(192)
	$(15,877)	$(12,178)	$(5,028)

Capital Expenditures for Property, Plant, and Equipment

in thousands
	Year Ended June 30,
	2023	2022	2021
Capital expenditures for property, plant, and equipment by segment
Wholesale Sales & Ancillary Services	$3,173	$1,048	$1,952
Direct-to-Consumer	1,610	1,831	157
Secured Lending	—	—	4
	$4,783	$2,879	$2,113

Precious Metals Held Under Financing Arrangements

in thousands
	June 30, 2023	June 30, 2022
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$10,580	$66,242
Secured Lending	14,950	13,524
	$25,530	$79,766

Inventories

in thousands
	June 30, 2023	June 30, 2022
Inventories by segment
Wholesale Sales & Ancillary Services	$815,576	$648,279
Direct-to-Consumer	109,226	87,987
Secured Lending	56,841	4,752
	$981,643	$741,018

in thousands
	June 30, 2023	June 30, 2022
Inventories by geographic region
United States	$938,177	$691,212
North America, excluding United States	20,787	30,534
Europe	18,454	19,105
Asia	4,139	22
Australia	86	145
	$981,643	$741,018

Total Assets

in thousands
	June 30, 2023	June 30, 2022
Total assets by segment
Wholesale Sales & Ancillary Services	$1,110,615	$1,049,011
Eliminations	(214,009)	(125,737)
Wholesale Sales & Ancillary Services, net of eliminations	896,606	923,274
Direct-to-Consumer	471,796	368,696
Secured Lending	177,169	150,689
	$1,545,571	$1,442,659

in thousands
	June 30, 2023	June 30, 2022
Total assets by geographic region
United States	$1,500,555	$1,390,982
North America, excluding United States	20,787	30,534
Europe	20,004	20,976
Asia	4,139	22
Australia	86	145
	$1,545,571	$1,442,659

Long-term Assets

in thousands
	June 30, 2023	June 30, 2022
Long-term assets by segment
Wholesale Sales & Ancillary Services	$116,189	$93,441
Direct-to-Consumer	159,918	165,469
Secured Lending	2,273	2,624
	$278,380	$261,534

in thousands
	June 30, 2023	June 30, 2022
Long-term assets by geographic region
United States	$278,378	$261,532
Europe	2	2
	$278,380	$261,534

Goodwill

in thousands
	June 30, 2023	June 30, 2022
Goodwill by segment
Wholesale Sales & Ancillary Services	$8,881	$8,881
Direct-to-Consumer(1)	92,062	92,062
	$100,943	$100,943

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	June 30, 2023	June 30, 2022
Intangible assets by segment
Wholesale Sales & Ancillary Services	$2,687	$2,755
Direct-to-Consumer(1)	59,943	65,210
	$62,630	$67,965

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.
20. SUBSEQUENT EVENTS

Dividends

On July 5, 2023, our board of directors declared a regular dividend of $0.20 per share, which we paid on July 28, 2023 to stockholders of record as of July 17, 2023.

On August 17, 2023, our board of directors declared a non-recurring special cash dividend of $1.00 per common share. The special dividend will be paid on September 26, 2023 to stockholders of record as of September 12, 2023. On the same date, our board of directors also declared a regular dividend of $0.20 per share, which is payable on October 24, 2023 to stockholders of record as of October 10, 2023.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework ("2013 framework"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2023 based on criteria in Internal Control –Integrated Framework issued by the COSO.

Grant Thornton LLP, an independent registered public accounting firm, has issued its report on the Company’s internal control over financial reporting as of June 30, 2023, which appears elsewhere in this Form 10-K.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2023.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

2.	Financial Statements Schedules:
None.
3.	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Index

Exhibit No.	Description of Exhibit
3.1**	Amended and Restated Certificate of Incorporation of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A; Registration No. 333-192260.

3.2**	Bylaws, as Amended and Restated on October 27, 2022. Incorporated by reference to Exhibit 3.2 to the Report on Form 8-K filed on November 1, 2022.

4.1*	Description of Securities of Registrant

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

10.07 **

Joinder and Third Amendment to Credit Agreement, effective as of September 30, 2022, by and among A-Mark Precious Metals, Inc., the Lenders party thereto, CIBC Bank USA, as administrative agent for the Lenders, and certain other parties thereto. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on November 8, 2022.

10.09 **	Non-Employee Director Compensation Policy, dated April 20, 2021. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed on May 14, 2021.

10.10 **	Stock Ownership Guidelines for Directors, effective April 29, 2021. Incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q filed on May 14, 2021.

10.11 **	Form of Restricted Stock Units Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q filed on May 14, 2021.

10.12 **	Form of Deferred Stock Units Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q filed on May 14, 2021.

10.13 **	Amended and Restated 2014 Stock Award And Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q filed on May 9, 2022.

10.14 **	Employment Agreement, executed May 18, 2022, between A-Mark Precious Metals, Inc. and Thor Gjerdrum. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated May 20, 2022.

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

10.17**

Amended and Restated Employment Agreement, dated February 14, 2023, between the Company and Gregory N. Roberts. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on February 17, 2023.

10.18**

Fourth Amendment to Credit Agreement, effective as of December 8, 2022, by and among A-Mark Precious Metals, Inc., the Lenders party thereto, CIBC Bank USA, as administrative agent for the Lenders, and certain other parties thereto. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed on February 8, 2023.

10.19**	Consulting Agreement, dated June 5, 2023, between A-Mark Precious Metals, Inc. and Michael R. Wittmeyer. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on June 7, 2023.

10.20**	Employment Agreement, dated February 1, 2023, between A-Mark Precious Metals, Inc. and Brian Aquilino. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on February 7, 2023.

10.21**	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed on May 10, 2023.

10.22**	Waiver and Fifth Amendment to Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q filed on May 10, 2023.

21*	List of Subsidiaries of A-Mark Precious Metals, Inc.

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Calculation Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Previously filed

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.

Date:	September 11, 2023	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	September 11, 2023	By:	/s/ Kathleen Simpson-Taylor
Kathleen Simpson-Taylor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Director	September 11, 2023
Jeffrey D. Benjamin	(Chairman of the board of directors)

/s/ Gregory N. Roberts	Chief Executive Officer and Director	September 11, 2023
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	September 11, 2023
Kathleen Simpson-Taylor	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ellis Landau	Director	September 11, 2023
Ellis Landau

/s/ Beverley Lepine	Director	September 11, 2023
Beverley Lepine

/s/ Carol Meltzer	Director	September 11, 2023
Carol Meltzer

/s/ John U. Moorhead	Director	September 11, 2023
John U. Moorhead

/s/ Jess M. Ravich	Director	September 11, 2023
Jess M. Ravich

/s/ Monique Sanchez	Director	September 11, 2023
Monique Sanchez

/s/ Kendall Saville	Director	September 11, 2023
Kendall Saville

/s/ Michael R. Wittmeyer	Director	September 11, 2023
Michael R. Wittmeyer