Form 10-Q
period 2023-09-30
A-Mark Precious Metals, Inc.
filed 2023-11-08
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-36347

A-MARK PRECIOUS METALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	11-2464169 (IRS Employer I.D. No.)

2121 Rosecrans Ave., Suite 6300, El Segundo, CA 90245

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

As of November 2, 2023, the registrant had 23,210,984 shares of common stock, par value $0.01 per share outstanding.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to the Condensed Consolidated Financial Statements and Notes thereof

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2023	June 30, 2023
	(unaudited)
ASSETS
Current assets
Cash(1)	$48,245	$39,318
Receivables, net	34,315	35,243
Derivative assets	87,573	77,881
Secured loans receivable(1)	99,167	100,620
Precious metals held under financing arrangements(1)	19,279	25,530
Inventories:
Inventories(1)	611,194	645,812
Restricted inventories	389,615	335,831
	1,000,809	981,643
Prepaid expenses and other assets(1)	5,535	6,956
Total current assets	1,294,923	1,267,191
Operating lease right of use assets	4,823	5,119
Property, plant, and equipment, net	13,693	12,513
Goodwill	100,943	100,943
Intangibles, net	60,465	62,630
Long-term investments	91,220	88,535
Other long-term assets	13,170	8,640
Total assets	$1,579,237	$1,545,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Lines of credit	$—	$235,000
Liabilities on borrowed metals	21,727	21,642
Product financing arrangements	389,615	335,831
Accounts payable and other payables	8,800	25,465
Deferred revenue and other advances	151,169	181,363
Derivative liabilities	20,417	8,076
Accrued liabilities(1)	14,564	20,418
Income tax payable	3,507	958
Notes payable (1)	95,179	95,308
Total current liabilities	704,978	924,061
Lines of credit	270,000	—
Deferred tax liabilities	16,735	16,677
Other liabilities	4,439	4,440
Total liabilities	996,152	945,178
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of September 30, 2023 or June 30, 2023	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 23,842,677 and 23,672,122 shares issued and 23,335,674 and 23,336,387 shares outstanding as of September 30, 2023 and June 30, 2023, respectively	239	237
Treasury stock, 507,003 and 335,735 shares at cost as of September 30, 2023 and June 30, 2023, respectively	(14,778)	(9,762)
Additional paid-in capital	170,357	169,034
Accumulated other comprehensive loss	(838)	(1,025)
Retained earnings	426,679	440,639
Total A-Mark Precious Metals, Inc. stockholders’ equity	581,659	599,123
Noncontrolling interest	1,426	1,270
Total stockholders’ equity	583,085	600,393
Total liabilities, noncontrolling interest and stockholders’ equity	$1,579,237	$1,545,571

(1)
Includes amounts of the consolidated variable interest entity, which are presented separately in the table below.

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands; unaudited)

In September 2018, AM Capital Funding, LLC (“AMCF”), a wholly-owned subsidiary of Collateral Finance Corporation ("CFC”), completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "AMCF Notes"). The Class A Notes bear interest at a rate of 4.98% and the Class B Notes bear interest at a rate of 5.98%. The AMCF Notes have a maturity date of December 15, 2023.

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

	September 30, 2023	June 30, 2023
ASSETS OF THE CONSOLIDATED VIE
Cash	$1,536	$1,915
Secured loans receivable	42,417	46,368
Precious metals held under financing arrangements	12,737	14,950
Inventories	62,562	56,841
Prepaid expenses and other assets	—	7
Total assets of the consolidated variable interest entity	$119,252	$120,081
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$29,938	$30,083
Accrued liabilities	531	551
Notes payable(2)	99,890	99,762
Total liabilities of the consolidated variable interest entity	$130,359	$130,396

(1)
This is an intercompany balance which is eliminated in consolidation and not shown on the condensed consolidated balance sheets.
(2)
$5.0 million of the AMCF Notes are held by the Company which are eliminated in consolidation and not shown on the condensed consolidated balance sheets.

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data; unaudited)

	Three Months Ended September 30,
	2023	2022
Revenues	$2,484,618	$1,900,351
Cost of sales	2,435,213	1,823,759
Gross profit	49,405	76,592
Selling, general, and administrative expenses	(21,845)	(17,784)
Depreciation and amortization expense	(2,792)	(3,184)
Interest income	6,102	5,096
Interest expense	(9,823)	(6,130)
Earnings from equity method investments	2,709	2,677
Other income, net	273	527
Unrealized (losses) gains on foreign exchange	(94)	214
Net income before provision for income taxes	23,935	58,008
Income tax expense	(4,952)	(12,771)
Net income	18,983	45,237
Net income attributable to noncontrolling interest	156	112
Net income attributable to the Company	$18,827	$45,125
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.81	$1.93
Diluted	$0.77	$1.83

Weighted average shares outstanding:
Basic	23,364,700	23,396,400
Diluted	24,532,600	24,685,200

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data; unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Treasury Stock		Total A-Mark Precious Metals, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2022	23,379,888	$234	$166,526	$321,849	$—	—	$—	$488,609	$1,862	$490,471
Net income	—	—	—	45,125	—	—	—	45,125	112	45,237
Share-based compensation	—	—	535	—	—	—	—	535	—	535
Earnings distribution paid to noncontrolling interest	—	—		—	—	—	—	—	(1,001)	(1,001)
Cumulative translation adjustment, net of tax	—	—	—	—	52	—	—	52	—	52
Common stock issued as employee compensation	10,500	—	293	—	—	—	—	293	—	293
Exercise of share-based awards	3,333	—	63	—	—	—	—	63	—	63
Net settlement of share-based awards	59,618	1	(1,606)	—	—	—	—	(1,605)	—	(1,605)
Dividends declared ($1.00 per common share)	—	—	3	(23,468)	—	—	—	(23,465)	—	(23,465)
Dividends declared ($0.20 per common share)	—	—	—	(4,690)	—	—	—	(4,690)	—	(4,690)
Balance, September 30, 2022	23,453,339	$235	$165,814	$338,816	$52	—	$—	$504,917	$973	$505,890

Balance, June 30, 2023	23,672,122	$237	$169,034	$440,639	$(1,025)	(335,735)	$(9,762)	$599,123	$1,270	$600,393
Net income	—	—	—	18,827	—	—	—	18,827	156	18,983
Share-based compensation	—	—	664	—	—	—	—	664	—	664
Cumulative translation adjustment, net of tax	—	—	—	—	187	—	—	187	—	187
Exercise of share-based awards	159,999	2	958	—	—	—	—	960	—	960
Net settlement of share-based awards	10,556	—	(307)	—	—	—	—	(307)	—	(307)
Repurchases of common stock	—	—	—	—	—	(171,268)	(5,016)	(5,016)	—	(5,016)
Dividends declared ($1.00 per common share)	—	—	7	(23,441)	—	—	—	(23,434)	—	(23,434)
Dividends declared ($0.20 per common share)	—	—	1	(9,346)	—	—	—	(9,345)	—	(9,345)
Balance, September 30, 2023	23,842,677	$239	$170,357	$426,679	$(838)	(507,003)	$(14,778)	$581,659	$1,426	$583,085

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$18,983	$45,237
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,792	3,184
Amortization of loan cost	522	554
Share-based compensation	664	535
Earnings from equity method investments	(2,709)	(2,677)
Dividends and distributions received from equity method investees	269	551
Other	344	(40)
Changes in assets and liabilities:
Receivables, net	928	(13,808)
Secured loans receivable	—	368
Derivative assets	(9,692)	59,236
Precious metals held under financing arrangements	6,251	30,439
Inventories	(19,166)	115,522
Prepaid expenses and other assets	(878)	(1,738)
Accounts payable and other payables	(16,665)	22,447
Deferred revenue and other advances	(30,194)	7,638
Derivative liabilities	12,341	14,119
Liabilities on borrowed metals	85	(3,508)
Accrued liabilities	(10,686)	(8,282)
Income tax payable	2,549	9,845
Net cash (used in) provided by operating activities	(44,262)	279,622
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(1,886)	(927)
Purchase of long-term investments	—	(500)
Secured loans receivable, net	1,458	38,540
Net cash (used in) provided by investing activities	(428)	37,113
Cash flows from financing activities:
Product financing arrangements, net	53,784	(115,662)
Dividends paid	(28,034)	(23,394)
Distributions paid to noncontrolling interest	—	(1,001)
Net borrowings and repayments under lines of credit	35,000	(152,000)
Proceeds from issuance of related party note	—	3,887
Repayments on notes payable to related party	(257)	—
Repurchases of common stock	(4,904)	—
Debt funding issuance costs	(2,625)	(170)
Proceeds from the exercise of share-based awards	960	63
Payments for tax withholding related to net settlement of share-based awards	(307)	(1,606)
Net cash provided by (used in) financing activities	53,617	(289,883)
Net increase in cash	8,927	26,852
Cash, beginning of period	39,318	37,783
Cash, end of period	$48,245	$64,635
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$8,494	$5,768
Income taxes paid	$2,757	$2,968
Income taxes refunded	$363	$—
Non-cash investing and financing activities:
Declared distributions and unpaid dividends	$4,745	$4,690
Property, plant, and equipment acquired on account	$—	$178
Interest added to principal of secured loans	$5	$4
Repurchases of common stock on account	$112	$—

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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”). As of September 30, 2023, JMB had six wholly-owned subsidiaries: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these Notes to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

JM Bullion, Inc.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites. As of September 30, 2023, JMB operated eight separately branded, company-owned websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, BGASC.com, CyberMetals.com, BullionMax.com, GoldPrice.org, and SilverPrice.org. Typically, JMB offers approximately 4,900 different products during a fiscal year, measured by stock keeping units or SKUs, on its websites. This number can vary over time, particularly when demand is high and certain SKUs may be out of stock.

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

AMCF, a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued and administers the AMCF Notes. The AMCF Notes are expected to be repaid in December 2023. (See Note 15.)

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2023 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2023 Annual Report.

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

Fair Value Measurement

The Accounting Standards Codification ("ASC") Fair Value Measurements and Disclosures Topic 820 ("ASC 820") creates a single definition of fair value for financial reporting. The rules associated with ASC 820 state that valuation techniques consistent with the market approach, income approach, and/or cost approach should be used to estimate fair value. Selection of a valuation technique, or multiple valuation techniques, depends on the nature of the asset or liability being valued, as well as the availability of data. (See Note 3.)

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

For the Company’s foreign-based equity method investments, the proportionate share of the investee’s income is translated into USD at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. The unrealized gains and losses associated with the translation of the investment are deferred in accumulated other comprehensive income on the Company’s condensed consolidated balance sheets.

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

AMCF, a wholly-owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities. The Company has various forms of ongoing involvement with AMCF, which may include (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE, as of September 30, 2023 and June 30, 2023, are indicated on the table that follows the condensed consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and June 30, 2023.

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

The Company sets credit and position risk limits based on management's judgments of the customer's creditworthiness and regularly monitors its credit arrangements. These limits include gross position limits for counterparties engaged in sales and purchase transactions with the Company. They also include collateral limits for different types of sale and purchase transactions that counterparties may engage in from time to time.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. As of September 30, 2023 and June 30, 2023, precious metals held under financing arrangements totaled $19.3 million and $25.5 million respectively.

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

While the premium component of our bullion coins included in inventory is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Neither the commemorative coin inventory nor the premium component of our inventory is hedged. (See Note 6.)

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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an ongoing evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments were VIEs as of September 30, 2023 and June 30, 2023.

Other Long-Term Assets

On June 27, 2022, the Company acquired an additional 40% interest in Silver Gold Bull, Inc. (See Note 10.) Also included in this acquisition was an option, which is exercisable between December 2023 and September 2024, to purchase an additional 27.6% of the outstanding equity of Silver Gold Bull, Inc. to bring the Company's ownership interest up to 75.0%. As of September 30, 2023 and June 30, 2023, the fair value of the option was $5.3 million and $5.3 million, respectively.

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

Other Sources of Revenue

The Company recognizes its storage, logistics, licensing, and other services revenues in accordance with ASC 606, Revenue from Contracts with Customers, which follows five basic steps to determine whether revenue can be recognized: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of the AMCF Notes have been included as a component of the carrying amount of the debt, and Trading Credit Facility debt issuance costs are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $0.5 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively.

Earnings from Equity Method Investments

The Company's proportional interest in the reported earnings from equity method investments is shown on the condensed consolidated statements of income as earnings from equity method investments.

Other Income, Net

The Company's other income, net is comprised of royalty and consulting income, which is recognized when earned.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $4.0 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs totaled $5.2 million and $6.7 million for the three months ended September 30, 2023 and 2022, respectively.

Share-Based Compensation

Equity-based awards

The Company accounts for equity awards under the provisions of Compensation - Stock Compensation Topic 718 of the ASC ("ASC 718"), which establishes fair value-based accounting requirements for share-based compensation to employees. ASC 718 requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as expense over the service period in the Company's consolidated financial statements. The expense is adjusted (excluding awards settleable in cash) for actual forfeitures of unvested awards as they occur. For equity awards that contain a performance condition other than market condition, when the outcome of the performance condition is determined to be not probable, no compensation expense is recognized, and any previously recognized compensation expense is reversed. (See Note 17.)

Liability-based awards

The Company has granted a cash-incentive award based on the total shareholder return of the Company's common stock determined at the end of the award's performance period. Because the award will be settled in cash, the Company accounts for it as a liability-based award and, as such, expense relating to this award is required to be measured at fair value at each reporting date until the date of settlement. (See Note 17.)

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

A reconciliation of shares used in calculating basic and diluted earnings per common share is presented below (in thousands):

	Three Months Ended September 30,
	2023	2022
Basic weighted-average shares of common stock outstanding	23,365	23,396
Effect of common stock equivalents	1,168	1,289
Diluted weighted-average shares outstanding	24,533	24,685

The anti-dilutive shares excluded from the table above for the three months ended September 30, 2023 and 2022 were 10,000 and 42,907, respectively. Actual common shares outstanding totaled 23,335,674 and 23,453,339 as of September 30, 2023 and 2022, respectively.

Recent Accounting Pronouncements and Auditing Standards

From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company's condensed consolidated financial statements.

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

	September 30, 2023		June 30, 2023
	Carrying Amount	Fair value	Carrying Amount	Fair value
AMCF Notes	$94,890	$94,686	$94,762	$94,038

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

The value of the option was determined using a Monte Carlo Simulation model ("MCS model"). The MCS model includes inputs based on significant assumptions related to management’s forecasts of the investee’s earnings-before-interest-taxes-depreciation-amortization ("EBITDA") and corresponding future total equity simulations, where an early exercise multiple is calibrated to maximize the fair value of the option during the exercise period. For each simulation path, option payoffs are calculated based on the contractual terms, and then discounted at the term-matched risk-free rate, where the value of the option is calculated as the average present value over all simulated paths. Refer to the 2023 Annual Report for information about certain assumptions in the MCS model that was used to determine the value of this option.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis, aggregated by each fair value hierarchy level (in thousands):

	September 30, 2023
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$1,000,087	$—	$—	$1,000,087
Precious metals held under financing arrangements	19,279	—	—	19,279
Derivative assets — open sale and purchase commitments, net	10,976	—	—	10,976
Derivative assets — futures contracts	23,264	—	—	23,264
Derivative assets — forward contracts	53,333	—	—	53,333
Option to purchase interest in a long-term investment	—	—	5,300	5,300
Total assets, valued at fair value	$1,106,939	$—	$5,300	$1,112,239
Liabilities:
Liabilities on borrowed metals	$21,727	$—	$—	$21,727
Product financing arrangements	389,615	—	—	389,615
Derivative liabilities — open sale and purchase commitments, net	16,259	—	—	16,259
Derivative liabilities — margin accounts	3,972	—	—	3,972
Derivative liabilities — forward contracts	186	—	—	186
Total liabilities, valued at fair value	$431,759	$—	$—	$431,759

(1)
Commemorative coin inventory totaling $0.7 million was held at lower of cost or realizable value, and thus is excluded from the inventories balance shown in this table.

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

(1)
Commemorative coin inventory totaling $0.9 million was held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

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
4. RECEIVABLES, NET

Receivables, net consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Customer trade receivables	$12,020	$5,031
Wholesale trade advances	21,380	13,679
Due from brokers and other	915	16,533
	$34,315	$35,243

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans (in thousands):

	September 30, 2023	June 30, 2023
Secured loans originated	$71,458	$68,630
Secured loans acquired	27,709	31,990
	$99,167	$100,620

Secured Loans - Originated: Secured loans include short-term loans, which include a combination of on-demand lines and short-term facilities. These loans are fully secured by the customer's assets, which predominantly include bullion, numismatic, and semi-numismatic material, and are typically held in safekeeping by the Company.

Secured Loans - Acquired: Secured loans also include short-term loans, which include a combination of on-demand lines and short-term facilities that are purchased from our customers. The Company acquires a portfolio of their loan receivables at a price that approximates the outstanding balance of each loan in the portfolio, as determined on the effective transaction date. Each loan in the portfolio is fully secured by the borrower's assets, which could include bullion, numismatic or semi-numismatic material, and are typically held in safekeeping by the Company. The seller of the loan portfolio generally retains the responsibility for the servicing and administration of the loans.

As of September 30, 2023 and June 30, 2023, our secured loans carried weighted-average effective interest rates of 10.4% and 10.4%, respectively, and mature in periods ranging typically from on-demand to one year.

The secured loans that the Company generates with its active customers are reflected as an operating activity on the condensed consolidated statements of cash flows. The secured loans that the Company generates with borrowers that are not active customers are reflected as an investing activity on the condensed consolidated statements of cash flows as secured loans receivables, net. For the secured loans that (i) are reflected as an investing activity and have terms that allow the borrowers to increase their loan balance (at the discretion of the Company) based on the excess value of their collateral compared to their aggregate principal balance of loan, and (ii) are repayable on demand or in the short-term, the borrowings and repayments are netted on the condensed consolidated statements of cash flows.

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

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows (in thousands):

	September 30, 2023		June 30, 2023
Bullion	$48,849	49.3%	$52,165	51.8%
Numismatic and semi-numismatic	49,977	50.4%	47,856	47.6%
Graded sports cards and sports memorabilia	341	0.3%	599	0.6%
	$99,167	100.0%	$100,620	100.0%

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

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more (in thousands):

	September 30, 2023		June 30, 2023
Loan-to-value of less than 75%	$82,950	83.6%	$90,378	89.8%
Loan-to-value of 75% or more	16,217	16.4%	10,242	10.2%
	$99,167	100.0%	$100,620	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of September 30, 2023 and June 30, 2023.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default. In the event a loan were to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of September 30, 2023 and June 30, 2023, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due or non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income. For the three months ended September 30, 2023 and 2022, the Company incurred no loan impairment costs and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. The following table summarizes the components of our inventory (in thousands):

	September 30, 2023	June 30, 2023
Inventory held for sale	$385,613	$437,670
Repurchase arrangements with customers	200,674	181,751
Consignment arrangements with customers	2,458	3,801
Commemorative coins, held at lower of cost or net realizable value	722	948
Borrowed precious metals	21,727	21,642
Product financing arrangements	389,615	335,831
	$1,000,809	$981,643

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, or product financing arrangements. As of September 30, 2023 and June 30, 2023, inventory held for sale totaled $385.6 million and $437.7 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2023 and June 30, 2023, included within inventories is $200.7 million and $181.8 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of September 30, 2023 and June 30, 2023 totaled $2.5 million and $3.8 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and totaled $0.7 million and $0.9 million as of September 30, 2023 and June 30, 2023, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $21.7 million and $21.6 million as of September 30, 2023 and June 30, 2023, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement repurchase date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $389.6 million and $335.8 million as of September 30, 2023 and June 30, 2023, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of September 30, 2023 and June 30, 2023, the unrealized gains or losses resulting from the difference between market value and cost of physical inventory were losses of $25.6 million and losses of $4.6 million, respectively.

Premium Component of Inventory

The premium component, at market value, included in the inventory as of September 30, 2023 and June 30, 2023 totaled $36.0 million and $29.4 million, respectively.

7. LEASES

Components of operating lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Operating lease costs	$366	$362
Variable lease costs	104	104
Short term lease costs	27	25
	$497	$491

For the three months ended September 30, 2023, we made cash payments of $0.4 million for operating lease obligations. These payments are included in operating cash flows. As of September 30, 2023, the weighted-average remaining lease term under our capitalized operating leases was 4.5 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities as of September 30, 2023 (in thousands):

Year ending June 30,	Operating Leases
2024 (remainder of year)	$1,229
2025	1,599
2026	1,171
2027	823
2028	700
Thereafter	626
Total lease payments	6,148
Imputed interest	(665)
Total operating lease liability	$5,483	(1)
Operating lease liability - current	$1,394	(2)
Operating lease liability - long-term	4,089	(3)
	$5,483	(1)

(1)
Represents the present value of the operating lease liabilities as of September 30, 2023.
(2)
Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)
Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.

The Company has one related party lease; for information on this lease refer to Note 14.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Computer software	$7,839	$7,442
Plant equipment	9,469	8,477
Leasehold improvements	3,969	3,969
Office furniture, and fixtures	3,076	2,960
Computer equipment	1,826	1,713
Building	1,178	857
Total depreciable assets	27,357	25,418
Less: Accumulated depreciation and amortization	(14,180)	(13,553)
Property and equipment not placed in service	110	242
Land	406	406
Property, plant, and equipment, net	$13,693	$12,513

Property, plant and equipment depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $0.6 million and $0.5 million, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles are described below (dollar amounts in thousands):

			September 30, 2023				June 30, 2023
	Estimated Useful Lives (Years)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	2.4	$55,768	$(47,940)	$—	$7,828	$55,768	$(46,465)	$—	$9,303
Developed technology	4	1.7	11,036	(6,767)	—	4,269	11,036	(6,077)	—	4,959
Non-compete and other	3 - 5	3.8	2,310	(2,300)	—	10	2,310	(2,300)	—	10
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			69,409	(57,302)	—	12,107	69,409	(55,137)	—	14,272
Trade names and trademarks	Indefinite	Indefinite	49,648	—	(1,290)	48,358	49,648	—	(1,290)	48,358
Identifiable intangible assets			$119,057	$(57,302)	$(1,290)	$60,465	$119,057	$(55,137)	$(1,290)	$62,630

Goodwill	Indefinite	Indefinite	$102,307	$—	$(1,364)	$100,943	$102,307	$—	$(1,364)	$100,943

The Company's intangible assets are subject to amortization except for trade names and trademarks, which have an indefinite life. Existing customer relationships intangible assets are amortized in a manner reflecting the pattern in which the economic benefits of the assets are consumed. All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one to fifteen years. Amortization expense related to the Company's intangible assets for the three months ended September 30, 2023 and 2022 was $2.2 million and $2.7 million, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

Impairment

We recorded a non-recurring impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) in fiscal 2018 related to Goldline. Other than the impairment charge related to Goldline, we have not recorded any impairment of goodwill or indefinite-lived intangible assets.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024 (remainder of year)	$5,920
2025	4,945
2026	752
2027	304
2028	47
Thereafter	139
$12,107

10. LONG-TERM INVESTMENTS

As of September 30, 2023, the Company had seven investments in privately-held entities. The following table shows the carrying value and ownership percentage of the Company's investment in each entity (in thousands):

	September 30, 2023		June 30, 2023
Investee	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Silver Gold Bull, Inc.	$44,927	47.4%	$44,699	47.4%
Pinehurst Coin Exchange, Inc.	16,420	49.0%	15,999	49.0%
Sunshine Minting, Inc.	19,086	44.9%	17,719	44.9%
Company A	233	33.3%	233	33.3%
Company B	1,999	50.0%	2,005	50.0%
Texas Precious Metals, LLC	6,034	12.0%	5,465	12.0%
Atkinsons Bullion & Coins	2,521	25.0%	2,415	25.0%
	$91,220		$88,535

We consider all of our equity method investees to be related parties. See Note 14 for a summary of the Company's aggregate balances and activity with these related party entities. All of the Company's investees are accounted for using the equity method, with the exception of Company A, which is accounted for using the cost method and is not considered a related party.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Trade payables to customers	$3,066	$20,512
Other accounts payable	5,734	4,953
Accounts payable and other payables	$8,800	$25,465

Deferred revenue	$9,230	$7,419
Advances from customers	141,939	173,944
Deferred revenue and other advances	$151,169	$181,363

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

	September 30, 2023				June 30, 2023
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$15,644	$(4,668)	$—	$10,976	$53,924	$(15,967)	$—	$37,957
Futures contracts	23,264	—	—	23,264	832	—	—	832
Forward contracts	53,333	—	—	53,333	39,092	—	—	39,092
	$92,241	$(4,668)	$—	$87,573	$93,848	$(15,967)	$—	$77,881
Nettable derivative liabilities:
Open sale and purchase commitments	$28,756	$(12,497)	$—	$16,259	$2,271	$(1,418)	$—	$853
Margin accounts	19,629	—	(15,657)	3,972	17,681	—	(13,240)	4,441
Futures contracts	—	—	—	—	1,161	—	—	1,161
Forward contracts	186	—	—	186	1,621	—	—	1,621
	$48,571	$(12,497)	$(15,657)	$20,417	$22,734	$(1,418)	$(13,240)	$8,076

Gains or Losses on Derivative Instruments

The Company records the derivative at the trade date with corresponding unrealized gains or losses shown as a component of cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures are recorded in cost of sales.

Below is a summary of the net gains (losses) on derivative instruments (in thousands):

	Three Months Ended September 30,
	2023	2022
Gains (losses) on derivative instruments:
Unrealized losses on open futures commodity and forward contracts and open sale and purchase commitments, net	$(3,035)	$(73,557)
Realized (losses) gains on futures commodity contracts, net	(7,471)	43,401
	$(10,506)	$(30,156)

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

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk (in thousands):

	September 30, 2023	June 30, 2023
Inventories	$1,000,809	$981,643
Precious metals held under financing arrangements	19,279	25,530
	1,020,088	1,007,173
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(722)	(948)
Premium on metals position	(35,978)	(29,358)
Precious metal value not hedged	(36,700)	(30,306)

Commitments at market:
Open inventory purchase commitments	825,946	921,108
Open inventory sales commitments	(305,624)	(587,392)
Margin sale commitments	(19,629)	(17,682)
In-transit inventory no longer subject to market risk	(7,017)	(5,505)
Unhedgeable premiums on open commitment positions	12,451	11,224
Borrowed precious metals	(21,727)	(21,642)
Product financing arrangements	(389,615)	(335,831)
Advances on industrial metals	1,033	698
	95,818	(35,022)

Precious metal subject to price risk	1,079,206	941,845

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	790,538	767,767
Precious metals futures contracts at market values	284,482	170,466
Total market value of derivative financial instruments	1,075,020	938,233

Net precious metals subject to commodity price risk	$4,186	$3,612

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of September 30, 2023 and June 30, 2023, the Company had the following outstanding commitments and open forward and future contracts (in thousands):

	September 30, 2023	June 30, 2023
Purchase commitments	$825,946	$921,108
Sales commitments	$(305,624)	$(587,392)
Margin sales commitments	$(19,629)	$(17,682)
Open forward contracts	$790,538	$767,767
Open futures contracts	$284,482	$170,466

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheet. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. On September 30, 2023, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

	September 30, 2023	June 30, 2023
Foreign exchange forward contracts	$4,118	$7,101
Open sale and purchase commitment transactions, net	$3,881	$5,611

13. INCOME TAXES

Net income from operations before provision for income taxes is shown below (in thousands):

	Three Months Ended September 30,
	2023	2022
U.S.	$23,928	$57,990
Foreign	7	18
	$23,935	$58,008

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate are shown below (in thousands):

	Three Months Ended September 30,
	2023	2022
Current:
Federal	$4,387	$11,384
State and local	560	1,380
Foreign	5	7
	$4,952	$12,771

Effective income tax rate	20.7%	22.0%

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three months ended September 30, 2023 and 2022 primarily due to the excess tax benefit from share-based compensation and foreign derived intangible income special deduction, partially offset by Section 162(m) executive compensation disallowance, state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

Income Taxes Receivable and Payable

As of September 30, 2023 and June 30, 2023, our income tax payable totaled $3.5 million and $1.0 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2023 and June 30, 2023, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of September 30, 2023, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $2.3 million and a federal deferred tax liability of $14.4 million. As of June 30, 2023, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a state deferred tax liability of $2.3 million and a federal deferred tax liability of $14.4 million.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its condensed consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. As of September 30, 2023, there have been no material changes to our unrecognized tax benefits or any related interest or penalties since June 30, 2023.

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
2)
Equity method investees. As of September 30, 2023, the Company has six investments in privately-held entities which have been determined to be equity method investees and related parties.

Our related party transactions primarily include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, and (iv) hedging transactions. Below is a summary of our related party transactions. The amounts presented for each period reflect each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

Our related party net receivables and payables balances were as shown below (in thousands):

in thousands
	September 30, 2023				June 30, 2023
	Receivables		Payables		Receivables		Payables
Stack's Bowers Galleries	$—		$562		$534	(1)	$—
Equity method investees	1,037	(1)	2,500	(2)	737	(1)	2,977	(2)
	$1,037		$3,062		$1,271		$2,977

(1)
Balance includes trade receivables and other receivables, net
(2)
Balance includes note payables, trade payables, and other payables, net

Long-term Investments

As of September 30, 2023 and June 30, 2023, the aggregate carrying balance of the equity method investments was $91.0 million and $88.3 million respectively. (See Note 10.)

Long-term Other Assets

As of September 30, 2023 and June 30, 2023, the fair value of the option to purchase an additional 27.6% ownership interest in Silver Gold Bull, Inc. was $5.3 million and $5.3 million, respectively. This option was acquired in June 2022 in conjunction with the Company’s acquisition of an additional 40% ownership interest in Silver Gold Bull, Inc., and is exercisable between December 2023 and September 2024. (See Note 10.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards and sports memorabilia to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The term of the CCP Note expires on April 1, 2024 and may be extended by mutual agreement. As of September 30, 2023 and June 30, 2023 the outstanding principal balance of the CCP Note was $0.3 million and $0.5 million, respectively.

Activity with Related Parties

Sales and Purchases

Our sales and purchases with companies deemed to be related parties were as follows (in thousands):

	Three Months Ended September 30,
	2023		2022
	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$40,183	$6,539	$33,923	$6,849
Equity method investees	345,350	12,452	222,107	9,225
	$385,533	$18,991	$256,030	$16,074

Interest Income

We earned interest income from related parties as set forth below (in thousands):

	Three Months Ended September 30,
	2023	2022
Interest income from finance products and repurchase arrangements	$2,614	$1,805

Selling, General, and Administrative

During the three months ended September 30, 2023 and 2022, the Company incurred selling, general, and administrative expense related to its subleasing agreement with Stack's Bower Galleries that totaled $12,000 and $0, respectively.

Interest Expense

During the three months ended September 30, 2023 and 2022, the Company incurred interest expense related to its note with CCP that totaled $2,000 and $15,000, respectively.

Equity Method Investments — Earnings, Dividends and Distributions Received

During the three months ended September 30, 2023 and 2022, the Company's proportional share of our equity method investee's net income totaled $2.7 million and $2.7 million, respectively.

The Company received dividend and distribution payments from our equity method investees that totaled, in the aggregate, $0.3 million and $0.6 million during the three months ended September 30, 2023 and 2022, respectively.

Other Income

The Company earned royalty and consulting services income from related parties that totaled $0.3 million and $0.5 million during the three months ended September 30, 2023 and 2022, respectively.

15. FINANCING AGREEMENTS

Lines of Credit - Trading Credit Facility

On December 21, 2021, the Company entered into a three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total current revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. In September 2023, this Trading Credit Facility was amended to add a new lender, a new subsidiary loan party and guarantor and modify certain terms and conditions of the Trading Credit Facility, including increasing the incremental facility feature to $190 million, eliminating provisions whereby lenders under certain conditions could require repayment of all obligations outstanding under the Trading Credit Facility within 10 days on demand, and updating the maturity date to September 20, 2025. As a result, the Trading Credit Facility was reclassified to long-term during the three months ended September 30, 2023.

The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by all of the Company's subsidiaries, with the exception of AMCF. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of September 30, 2023, the interest rate was approximately 7.7%. The daily SOFR rate was approximately 5.3% as of September 30, 2023.

The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. We routinely use funds drawn under the Trading Credit Facility to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $270.0 million and $235.0 million at September 30, 2023 and June 30, 2023, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $80.0 million and $115.0 million as determined on September 30, 2023 and June 30, 2023, respectively. As of September 30, 2023 and June 30, 2023, the remaining unamortized balance of loan costs was approximately $4.5 million and $2.4 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of September 30, 2023.

Interest expense related to the Company’s Trading Credit Facility totaled $5.7 million and $2.5 million which represents 58.2% and 40.2% of the total interest expense recognized for the three months ended September 30, 2023 and 2022, respectively. The Trading Credit Facility carried a daily weighted average effective interest rate of 8.21% and 5.57% for the three months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, the consolidated carrying balance of the AMCF Notes was $94.9 million (which excludes the $5.0 million note that the Company retained), and the remaining unamortized loan cost balance was approximately $0.1 million. As of September 30, 2023, the balance of the interest payable was $0.2 million. Interest on the AMCF Notes is payable monthly in arrears at the aggregate rate of 5.26% per annum.

For the three months ended September 30, 2023 and 2022, the interest expense related to the AMCF Notes (including loan amortization costs) totaled $1.4 million and $1.5 million, which represents 13.9% and 23.8% of the total interest expense recognized by the Company, respectively. For the three months ended September 30, 2023 and 2022, the AMCF Notes' weighted average effective interest rate was 5.88% and 5.88%, respectively.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed metals with market values totaling $21.7 million as of September 30, 2023, with corresponding metals totaling $0.0 million and $21.7 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated September 30, 2023 balance sheet. The Company recorded liabilities on borrowed metals with market values totaling $21.6 million as of June 30, 2023 with corresponding metals totaling $0.0 million and $21.6 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated June 30, 2023 balance sheet.

For the three months ended September 30, 2023 and 2022, the interest expense related to liabilities on borrowed metals totaled $0.5 million and $0.4 million, which represents 5.6% and 6.8% of the total interest expense recognized by the Company, respectively.

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

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory upon demand at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $389.6 million and $335.8 million as of September 30, 2023 and June 30, 2023, respectively.

For the three months ended September 30, 2023 and 2022, the interest expense related to product financing arrangements totaled $1.9 million and $1.4 million, which represents 19.7% and 23.3% of the total interest expense recognized by the Company, respectively.

16. COMMITMENTS AND CONTINGENCIES

Refer to Note 16 of the Notes to Consolidated Financial Statements in the 2023 Annual Report for information relating to employment contracts and other commitments. The Company is not aware of any material changes to commitments as summarized in the 2023 Annual Report.

Legal Matters

The Company is from time-to-time party to various lawsuits, claims and other proceedings, that arise in the ordinary course of its business.

Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of particular claims, we do not expect that these legal proceedings or claims will have any material adverse impact on our future consolidated financial position, results of operations, or cash flows.

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

Dividends

On July 5, 2023, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on July 17, 2023. The dividend was paid on July 28, 2023 and totaled $4.7 million.

On August 17, 2023, the Company's board of directors declared a non-recurring special dividend of $1.00 per share of common stock to share to stockholders of record at the close of business on September 12, 2023. The dividend was paid on September 26, 2023 and totaled $23.4 million.

On August 17, 2023, the Company's board of directors also declared a regular cash dividend of $0.20 per share of common share to stockholders of record at the close of business on October 10, 2023. The dividend was paid on October 24, 2023 and totaled $4.6 million.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1,000,000 shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. The share repurchase program was initially announced on May 8, 2018. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1,000,000 shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. Prior to fiscal 2023, no shares had been repurchased under our share repurchase program.

In the first quarter of fiscal 2024, we repurchased a total of 171,268 shares under the program for $5.0 million. As of September 30, 2023, we have repurchased a total of 507,003 shares for $14.8 million.

Under the share repurchase program, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. Subject to applicable corporate securities laws, repurchases may be made at such times and prices and in amounts as management deems appropriate. We are not obligated to repurchase any shares under the program, and repurchases under the program may be discontinued if management determines that additional repurchases are not warranted.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of September 30, 2023, 1,271,965 stock options, 86,803 restricted stock units, were outstanding, and 1,727,609 shares were available for issuance of new awards under the 2014 Plan.

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

Stock Options

The Company measures the compensation cost of stock options using the Black-Scholes option pricing model, which uses various inputs such as the market price per share of common stock and estimates that include the risk-free interest rate, volatility, expected life and dividend yield.

During the three months ended September 30, 2023 and 2022, the Company incurred $0.2 million and $0.3 million of compensation expense related to stock options, respectively. As of September 30, 2023, there was total remaining compensation expense of $0.6 million related to employee stock options, which will be recorded over a weighted average vesting period of approximately 0.8 years

The following table summarizes the stock option activity for the three months ended September 30, 2023 and 2022:

	Options	Weighted Average Exercise Price Per Share		Aggregate Intrinsic Value (in thousands)	Weighted Average Grant Date Fair Value Per Award
Fiscal 2023
Outstanding at June 30, 2022	1,779,460	$7.84	(1)	$43,433	$3.51
Exercises	(135,334)	$3.50		$3,311	$2.27
Outstanding at September 30, 2022	1,644,126	$7.12		$34,972	$3.61
Exercisable at September 30, 2022	1,099,303	$6.24		$24,345	$3.03
Fiscal 2024
Outstanding at June 30, 2023	1,446,260	$7.11		$43,882	$3.58
Exercises	(174,295)	$5.82		$4,985	$3.54
Outstanding at September 30, 2023	1,271,965	$7.29		$28,144	$3.59
Exercisable at September 30, 2023	1,087,963	$5.29		$26,150	$2.71

(1) On September 9, 2022 a required adjustment to the outstanding options was triggered as result of the non-recurring special divided that lowered the exercise strike price by $1.00.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2023:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Underlying Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$—	$5.00	585,362	5.91	$2.00	585,362	5.91	$2.00
$5.01	$7.50	44,600	2.63	$6.37	44,600	2.63	$6.37
$7.51	$12.50	416,668	2.57	$8.85	416,668	2.57	$8.85
$12.51	$30.00	215,335	7.43	$17.33	41,333	7.25	$15.07
$30.01	$50.00	10,000	9.35	$39.69	—	—	$—
		1,271,965	4.99	$7.29	1,087,963	4.55	$5.29

The following table summarizes the nonvested stock option activity for the three months ended September 30, 2023:

	Options	Weighted Average Grant Date Fair Value Per Award
Nonvested outstanding at June 30, 2023	270,669	$8.14
Vested	(86,667)	$6.86
Nonvested outstanding at September 30, 2023	184,002	$8.74

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

During the three months ended September 30, 2023 and 2022, the Company incurred $0.5 million and $0.2 million of compensation expense related to RSUs, respectively. As of September 30, 2023, there is $1.2 million remaining compensation expense related to RSUs, which will be recorded over a weighted average vesting period of approximately 2.0 years.

The following table summarizes RSU activity for the three months ended September 30, 2023 and 2022:

	Awards Outstanding	Weighted Average Fair Value per Unit at Grant Date
Fiscal 2023
Nonvested outstanding at June 30, 2022	56,093	$32.58
Granted (as deemed reinvestment of cash dividend equivalents)	194	$—	(1)
Vested & deferred (2)	(129)	$—	(1)
Nonvested outstanding at September 30, 2022	56,158	$32.54
Vested but subject to deferred settlement at September 30, 2022 (2)	19,323	$18.62
Outstanding at September 30, 2022	75,481	$28.98
Fiscal 2024
Nonvested outstanding at June 30, 2023 (3)	63,587	$32.37
Granted (as deemed reinvestment of cash dividend equivalents)	285	$—	(1)
Vested & delivered	(6,439)	$31.06
Vested & deferred (2)	(205)	$—	(1)
Nonvested outstanding at September 30, 2023 (3)	57,228	$32.48
Vested but subject to deferred settlement at September 30, 2023 (2)	29,575	$24.33
Outstanding at September 30, 2023 (3)	86,803	$29.70

(1) These shares were granted upon deemed reinvestment of dividend equivalents, in accordance with mandatory terms of the award agreement. The measured fair value of the original award fully valued the participant’s right to deemed reinvestment of dividend equivalents, and therefore this grant resulted in no incremental compensation expense, which is reflected in the table as zero fair value for the shares.

(2) Certain RSU holders elected to defer settlement of the RSUs to a specified date. The DSU holder is contractually obligated to defer settlement of the DSUs to a specified date following the holder’s termination of service.

(3) Includes 9,397 RSUs that vest based on continuous employment and achievement of non-market performance goals through June 30, 2024, 2025, and 2026.

Cash Incentive Bonus Award

Effective for the first quarter of fiscal 2024, a cash incentive bonus is payable at the end of the fiscal 2024-2027 employment term of our chief executive officer ("CEO") (subject to acceleration in the event of certain terminations of employment or a change in control) equal to two percent of the total stockholder return on the outstanding shares at June 30, 2023, including dividends paid during the employment term, minus the total salary and annual cash bonuses that were paid to our CEO for services during the employment term. This award is analogous to a cash-settled stock appreciation right with a base price that is at a premium over the market price of our shares at the grant date, such premium being measured by the direct cash compensation paid to the CEO during the four-year term. The award is generally equivalent to stock appreciation rights on 466,728 shares with a base price of $36.32, including dividend equivalents but subject to adjustment for the specified compensation offsets.

The fair value of this liability award is estimated with a valuation model that uses certain assumptions, such as expected volatility, risk-free interest rate, life of the award, and strike price. The Company also estimates the most probable aggregate total of the performance bonus to be paid over the performance period, including the aggregate dividends paid during the measurement period in determining the strike price of the award. The grant date fair value of this liability award was $5.7 million. The fair value of this liability award was $3.3 million as of September 30, 2023.

Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating due to remeasurement of fair value at the end of each reporting period because the award is classified as a liability-award. During the three months ended September 30, 2023, the Company recognized $0.2 million of compensation expense related to this cash incentive bonus award.

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

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentrations

The following customers provided 10 percent or more of the Company's revenues (in thousands):

	Three Months Ended September 30,
	2023		2022
	Amount	Percent	Amount	Percent
Total revenue	$2,484,618	100.0%	$1,900,351	100.0%
Customer concentrations
Morgan Stanley(1)	$259,161	10.4%	$208,992	11.0%
HSBC Bank (1)	$599,048	24.1%	$134,524	7.1%

(1) Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales and Ancillary Services segment.

The following customer provided 10 percent or more of the Company's accounts receivable balances (in thousands):

	September 30, 2023		June 30, 2023
	Amount	Percent	Amount	Percent
Total accounts receivable	$34,315	100.0%	$35,243	100.0%
Customer concentrations
U.S. Mint	$11,087	32.3%	$—	—%

The following customers accounted for 10 percent or more of the Company's secured loans receivable (in thousands):

	September 30, 2023		June 30, 2023
	Amount	Percent	Amount	Percent
Total secured loans	$99,167	100.0%	$100,620	100.0%
Customer concentrations
Customer A	$11,500	11.6%	$11,500	11.4%
Customer B	$13,500	13.6%	$13,500	13.4%

Supplier Concentrations

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

Revenue

in thousands	Three Months Ended September 30,
	2023		2022
Revenue by segment (1)
Wholesale Sales & Ancillary Services	$2,387,324		$1,808,759
Eliminations of inter-segment sales	(228,252)		(336,444)
Wholesale Sales & Ancillary Services, net of eliminations (2)	2,159,072		1,472,315
Direct-to-Consumer	325,546	(a)	428,036	(b)
	$2,484,618		$1,900,351

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $1.6 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $0.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands	Three Months Ended September 30,
	2023	2022
Revenue by geographic region
United States	$1,251,799	$1,226,308
Europe	1,086,706	484,209
North America, excluding United States	136,366	186,164
Asia Pacific	8,504	2,446
Australia	1,243	1,224
	$2,484,618	$1,900,351

Gross Profit and Gross Margin Percentage

in thousands	Three Months Ended September 30,
	2023	2022
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$26,082	$36,025
Eliminations and adjustments	2,265	(1,519)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	28,347	34,506
Direct-to-Consumer, net of eliminations	21,058	42,086
	$49,405	$76,592
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	1.093%	1.992%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	1.313%	2.344%
Direct-to-Consumer	6.469%	9.832%
Consolidated gross margin percentage	1.988%	4.030%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands	Three Months Ended September 30,
	2023	2022
Operating income (expenses) by segment
Wholesale Sales & Ancillary Services	$(11,537)	$(5,290)
Eliminations	(45)	(58)
Wholesale Sales & Ancillary Services, net of eliminations	$(11,582)	$(5,348)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general and administrative expenses	$(10,587)	$(7,378)
Depreciation and amortization expense	(297)	(218)
Interest income	3,408	2,666
Interest expense	(6,763)	(3,307)
Earnings from equity method investments	2,715	2,675
Other income, net	36	—
Unrealized (losses) gains on foreign exchange	(94)	214
	$(11,582)	$(5,348)
Direct-to-Consumer
Selling, general and administrative expenses	$(10,866)	$(10,001)
Depreciation and amortization expense	(2,407)	(2,878)
Interest expense	(1,102)	(767)
	$(14,375)	$(13,646)
Secured Lending
Selling, general and administrative expenses	$(392)	$(405)
Depreciation and amortization expense	(88)	(88)
Interest income	2,694	2,430
Interest expense	(1,958)	(2,056)
Earnings (losses) from equity method investments	(6)	2
Other income, net	237	527
	$487	$410

Net Income Before Provision for Income Taxes

in thousands	Three Months Ended September 30,
	2023	2022
Net income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$16,765	$29,158
Direct-to-Consumer	6,683	28,440
Secured Lending	487	410
	$23,935	$58,008

Advertising Expense

in thousands	Three Months Ended September 30,
	2023	2022
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(611)	$(211)
Direct-to-Consumer	(3,290)	(3,265)
Secured Lending	(52)	(69)
	$(3,953)	$(3,545)

Capital Expenditures for Property, Plant, and Equipment

in thousands	Three Months Ended September 30,
	2023	2022
Capital expenditures for property, plant, and equipment by segment
Wholesale Sales & Ancillary Services	$1,516	$239
Direct-to-Consumer	370	688
	$1,886	$927

Precious Metals Held Under Financing Arrangements

in thousands
	September 30, 2023	June 30, 2023
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$6,542	$10,580
Secured Lending	12,737	14,950
	$19,279	$25,530

Inventories

in thousands
	September 30, 2023	June 30, 2023
Inventories by segment
Wholesale Sales & Ancillary Services	$833,652	$815,576
Direct-to-Consumer	104,595	109,226
Secured Lending	62,562	56,841
	$1,000,809	$981,643

in thousands
	September 30, 2023	June 30, 2023
Inventories by geographic region
United States	$951,444	$938,177
North America, excluding United States	25,073	20,787
Europe	14,836	18,454
Asia	8,804	4,139
Australia	652	86
	$1,000,809	$981,643

Total Assets

in thousands
	September 30, 2023	June 30, 2023
Total assets by segment
Wholesale Sales & Ancillary Services	$1,140,545	$1,110,615
Eliminations	(227,797)	(214,009)
Wholesale Sales & Ancillary Services, net of eliminations	912,748	896,606
Direct-to-Consumer	486,860	471,796
Secured Lending	179,629	177,169
	$1,579,237	$1,545,571

in thousands
	September 30, 2023	June 30, 2023
Total assets by geographic region
United States	$1,526,418	$1,500,555
North America, excluding United States	25,073	20,787
Europe	18,290	20,004
Asia	8,804	4,139
Australia	652	86
	$1,579,237	$1,545,571

Long-term Assets

in thousands
	September 30, 2023	June 30, 2023
Long-term assets by segment
Wholesale Sales & Ancillary Services	$124,402	$116,189
Direct-to-Consumer	157,732	159,918
Secured Lending	2,180	2,273
	$284,314	$278,380

in thousands
	September 30, 2023	June 30, 2023
Long-term assets by geographic region
United States	$284,312	$278,378
Europe	2	2
	$284,314	$278,380

Goodwill

in thousands
	September 30, 2023	June 30, 2023
Goodwill by segment
Wholesale Sales & Ancillary Services	$8,881	$8,881
Direct-to-Consumer(1)	92,062	92,062
	$100,943	$100,943

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	September 30, 2023	June 30, 2023
Intangible assets by segment
Wholesale Sales & Ancillary Services	$2,668	$2,687
Direct-to-Consumer(1)	57,797	59,943
	$60,465	$62,630

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.

20. SUBSEQUENT EVENTS

Dividends

On October 24, 2023, the Company paid a regular cash dividend of $0.20 per share to stockholders of record as of October 10, 2023.

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

In addition to the risks and uncertainties that may ordinarily influence our business, continued macroeconomic uncertainty and volatility in the financial markets generally contribute to an increase in the business conducted by the Company, but also pose certain risks and uncertainties for the Company. Although conditions may fluctuate from period to period, when volatility is high, we generally experience increased demand for our products. The Company does not know how long these market conditions will continue, the extent to which the effects that the Company has experienced in recent years from these conditions will persist, or whether other effects on the Company and its businesses will materialize in the short or long term.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes contained elsewhere in this Form 10-Q, and in the consolidated financial statements and notes contained in the Form 10-K for the fiscal year ended June 30, 2023. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report, particularly in “Risk Factors.”

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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of September 30, 2023, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
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
•
Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation, and their expected impact on our accompanying condensed consolidated financial statements.

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

Through its wholly-owned subsidiary AMST, the Company designs and produces minted silver products. Our Silver Towne Mint operations allow us to provide greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to silver products during volatile market environments, which have historically created higher demand for precious metals products.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”). JMB currently has six wholly-owned subsidiaries: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

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

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of September 30, 2023, CFC and AMCF had, in the aggregate, approximately $99.2 million in secured loans outstanding, of which approximately 27.9% were acquired from third parties (some of which may be customers of A-Mark) and approximately 72.1% were originated by CFC.

AMCF was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued and administers Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively referred to as the "AMCF Notes"). The Class A Notes bear interest at a rate of 4.98%, and the Class B Notes bear interest at a rate of 5.98%. The AMCF Notes have a maturity date of December 15, 2023 and are expected to be repaid at that time. See Note 15 to the Company’s condensed consolidated financial statements for additional information.

CAI is a holding company that has an equity method interest in Collectible Card Partners, LLC (“CCP”). CCP provides capital to fund commercial loans secured by graded sports cards and sports memorabilia. CCP commenced operations in fiscal 2022.

Our Strategy

The Company was formed in 1965 and has grown into a significant participant in the bullion and coin markets, with $9.3 billion in revenues for fiscal year 2023. We have remained active in seeking investment opportunities to strategically enhance our business, and also continue to focus on growth in the volume of our business, our geographic presence, and the scope of complementary products, services, and technological tools that we offer to our customers. In doing so, we seek to leverage off the strengths of our existing integrated operations, which span trading, distribution, logistics, minting, storage, hedging, financing, and consignment products and services, including:

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
•
our knowledge of secured lending; and
•
the quality and experience of our management team.

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

Interest Income. The Company enters into secured loans and secured financing structures with its customers under which it charges interest. CFC originates loans and acquires loan portfolios that are secured by precious metal bullion and numismatic material owned by the borrowers and held by the Company for the term of the loan. Additionally, AMCF acquires certain loans from CFC that are secured by precious metal bullion to meet the collateral requirements of the AMCF Notes. Also, the Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products whereby the Company earns a fee based on the underlying value of the precious metal ("repurchase arrangements with customers").

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

Non-GAAP Measures

In addition to key operational metrics that are used to assess the performance of our business, management also uses non-GAAP financial performance and liquidity measures. We believe "adjusted net income before provision for income taxes” and "EBITDA" can provide useful information to evaluate our financial performance and liquidity position. Non-GAAP measures do not have standardized definitions and should not be a substitute for measures that are prepared in accordance with U.S. GAAP. For a reconciliation of these non-GAAP measures to the most directly comparable U.S. GAAP measure reported in our condensed consolidated statements of income and condensed consolidated statements of cash flows and a discussion of certain limitations inherent in such measures, refer to the “Non-GAAP Measures” section below.

Fiscal Year

Our fiscal year end is June 30 each year.

Macroeconomic Volatility

Continued macroeconomic uncertainty and the volatility in the financial markets in recent years have positively affected the Company’s trading revenues and gross profit as the volatility of the price of precious metals and numismatics typically results in a material increase in the spread between bid and ask prices on these products. Although conditions may fluctuate from period to period, when volatility is high, we generally experience increased demand for products in each of our coin and bar, industrial, and retail businesses. We attribute this to certain customers seeking to assure a supply of precious metals necessary for the operation of their businesses, and other customers, particularly in Goldline and our JMB retail units, seeking the safety of investments in precious metals. In response to the heightened demand, in certain cases prices for the products we sell have also risen. We are uncertain of the duration of these conditions.

RESULTS OF OPERATIONS

Overview of Results of Operations for the Three Months Ended September 30, 2023 and 2022

Consolidated Results of Operations

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,484,618	100.000%	$1,900,351	100.000%	$584,267	30.7%
Gross profit	49,405	1.988%	76,592	4.030%	$(27,187)	(35.5%)
Selling, general, and administrative expenses	(21,845)	(0.879%)	(17,784)	(0.936%)	$4,061	22.8%
Depreciation and amortization expense	(2,792)	(0.112%)	(3,184)	(0.168%)	$(392)	(12.3%)
Interest income	6,102	0.246%	5,096	0.268%	$1,006	19.7%
Interest expense	(9,823)	(0.395%)	(6,130)	(0.323%)	$3,693	60.2%
Earnings from equity method investments	2,709	0.109%	2,677	0.141%	$32	1.2%
Other income, net	273	0.011%	527	0.028%	$(254)	(48.2%)
Unrealized (losses) gains on foreign exchange	(94)	(0.004%)	214	0.011%	$(308)	(143.9%)
Net income before provision for income taxes	23,935	0.963%	58,008	3.052%	$(34,073)	(58.7%)
Income tax expense	(4,952)	(0.199%)	(12,771)	(0.672%)	$(7,819)	(61.2%)
Net income	18,983	0.764%	45,237	2.380%	$(26,254)	(58.0%)
Net income attributable to noncontrolling interest	156	0.006%	112	0.006%	$44	39.3%
Net income attributable to the Company	$18,827	0.758%	$45,125	2.375%	$(26,298)	(58.3%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$0.81		$1.93		$(1.12)	(58.0%)
Diluted	$0.77		$1.83		$(1.06)	(57.9%)

Performance Metrics:(1)
Gold ounces sold(2)	495,000		629,000		(134,000)	(21.3%)
Silver ounces sold(3)	30,378,000		35,917,000		(5,539,000)	(15.4%)
Inventory turnover ratio(4)	2.5		2.7		(0.2)	(7.4%)
Number of secured loans at period end(5)	803		1,082		(279)	(25.8%)

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
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,484,618	100.000%	$1,900,351	100.000%	$584,267	30.7%
Performance Metrics
Gold ounces sold	495,000		629,000		(134,000)	(21.3%)
Silver ounces sold	30,378,000		35,917,000		(5,539,000)	(15.4%)

Revenues for the three months ended September 30, 2023 increased $584.3 million, or 30.7%, to $2.485 billion from $1.900 billion in 2022. Excluding an increase of $660.1 million of forward sales, our revenues decreased $75.8 million or 5.0%, which was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver.

Gold ounces sold for the three months ended September 30, 2023 decreased 134,000 ounces, or 21.3%, to 495,000 ounces from 629,000 ounces in 2022. Silver ounces sold for the three months ended September 30, 2023 decreased 5,539,000 ounces, or 15.4%, to 30,378,000 ounces from 35,917,000 ounces in 2022. On average, the selling prices for gold increased by 10.2% and selling prices for silver increased by 14.7% during the three months ended September 30, 2023 as compared to the prior year.

JMB's revenue represented 11.8% and 20.5% of the Company's consolidated revenue for the three months ended September 30, 2023 and 2022, respectively.

Gross Profit

in thousands, except performance metric
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$49,405	1.988%	$76,592	4.030%	$(27,187)	(35.5%)
Performance Metric
Inventory turnover ratio	2.5		2.7		(0.2)	(7.4%)

Gross profit for the three months ended September 30, 2023 decreased $27.2 million, or 35.5%, to $49.4 million from $76.6 million in 2022. The overall gross profit decrease was due to lower gross profits earned from both the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage for the three months ended September 30, 2023 decreased by 204.2 basis points to 1.988% from 4.030% in 2022. Excluding an increase of $660.1 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended September 30, 2023 decreased by 160.9 basis points to 3.398% from 5.007%, which was primarily due to lower premium spreads, partially offset by higher trading profits. JMB’s retail market activity represented 35.6% and 47.9%, respectively, of the Company’s consolidated gross profit for the three months ended September 30, 2023 and 2022.

Our inventory turnover ratio for the three months ended September 30, 2023 decreased by 7.4%, to 2.5 from 2.7 in 2022. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances held under product financing arrangements, partially offset by higher forward sales.

Selling, General and Administrative Expense

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(21,845)	(0.879%)	$(17,784)	(0.936%)	$4,061	22.8%

Selling, general and administrative expenses for the three months ended September 30, 2023 increased $4.1 million, or 22.8%, to $21.8 million from $17.8 million in 2022. The change was primarily due to: (i) an increase in consulting and professional fees of $2.0 million, (ii) an increase in compensation expense (including performance-based accruals) of $1.2 million, (iii) higher advertising costs of $0.4 million, (iv) an increase in insurance costs of $0.3 million, and (v) an increase in information technology costs of $0.2 million.

Depreciation and Amortization Expense

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(2,792)	(0.112%)	$(3,184)	(0.168%)	$(392)	(12.3%)

Depreciation and amortization expense for the three months ended September 30, 2023 decreased $0.4 million, or 12.3%, to $2.8 million from $3.2 million in 2022 primarily due to a $0.5 million decrease in JMB’s intangible asset amortization expense.

Interest Income

in thousands, except performance metric
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$6,102	0.246%	$5,096	0.268%	$1,006	19.7%
Performance Metric
Number of secured loans at period-end	803		1,082		(279)	(25.8%)
Interest income for the three months ended September 30, 2023 increased $1.0 million, or 19.7%, to $6.1 million from $5.1 million in 2022. The aggregate increase in interest income was primarily due to an increase in other finance product income of $0.7 million and an increase in interest income earned by our Secured Lending segment of $0.3 million.

The interest income from our Secured Lending segment increased by $0.3 million, or 10.9%, compared with the prior year period. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to an increase in interest rates as compared to the prior year, partially offset by a lower average loan portfolio. The number of secured loans outstanding decreased by 25.8% to 803 as of September 30, 2023, from 1,082 as of September 30, 2022.

Interest Expense

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(9,823)	(0.395%)	$(6,130)	(0.323%)	$3,693	60.2%

Interest expense for the three months ended September 30, 2023 increased $3.7 million, or 60.2%, to $9.8 million from $6.1 million in 2022. The increase in interest expense was primarily due to an increase of $3.2 million associated with our Trading Credit Facility (due to an increase in interest rates as well as increased borrowings) and the AMCF Notes (including amortization of debt issuance costs), as well as an increase of $0.5 million related to product financing arrangements.

Earnings from Equity Method Investments

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$2,709	0.109%	$2,677	0.141%	$32	1.2%

Earnings from equity method investments for the three months ended September 30, 2023 increased $0.0 million, or 1.2%, to $2.7 million from $2.7 million in 2022. The change in earnings from equity method investments was not significant.

Other Income, Net

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$273	0.011%	$527	0.028%	$(254)	(48.2%)

Other income, net for the three months ended September 30, 2023 decreased $0.3 million, or 48.2%, to $0.3 million from $0.5 million in 2022. The change in other income, net was not significant.

Income Tax Expense

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(4,952)	(0.199%)	$(12,771)	(0.672%)	$(7,819)	(61.2%)

Our income tax expense was $5.0 million and $12.8 million for the three months ended September 30, 2023 and 2022, respectively. Our effective tax rate was approximately 20.7% and 22.0% for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, our effective tax rate differs from the federal statutory rate primarily due to the excess tax benefit from share-based compensation and foreign derived intangible income special deduction, partially offset by Section 162(m) executive compensation disallowance, state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

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

Overview of Results of Operations for the Three Months Ended September 30, 2023 and 2022

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Three Months Ended September 30,	2023				2022				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$2,159,072	(a)	100.000%		$1,472,315	(b)	100.000%		$686,757	46.6%
Gross profit	28,347		1.313%	(c)	34,506		2.344%	(d)	$(6,159)	(17.8%)
Selling, general, and administrative expenses	(10,587)		(0.490%)		(7,378)		(0.501%)		$3,209	43.5%
Depreciation and amortization expense	(297)		(0.014%)		(218)		(0.015%)		$79	36.2%
Interest income	3,408		0.158%		2,666		0.181%		$742	27.8%
Interest expense	(6,763)		(0.313%)		(3,307)		(0.225%)		$3,456	104.5%
Earnings from equity method investments	2,715		0.126%		2,675		0.182%		$40	1.5%
Other income, net	36		0.002%		—		—%		$36	—%
Unrealized (losses) gains on foreign exchange	(94)		(0.004%)		214		0.015%		$(308)	(143.9%)
Net income before provision for income taxes	$16,765		0.776%		$29,158		1.980%		$(12,393)	(42.5%)

Performance Metrics:
Gold ounces sold(1)	378,000				476,000				(98,000)	(20.6%)
Silver ounces sold(2)	27,357,000				29,517,000				(2,160,000)	(7.3%)
Wholesale Sales ticket volume(3)	22,044				26,164				(4,120)	(15.7%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $228.3 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.387 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $336.4 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.809 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.093% for the period.
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
Three Months Ended September 30,	2023			2022			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$2,159,072	(a)	100.000%	$1,472,315	(b)	100.000%	$686,757	46.6%
Performance Metrics
Gold ounces sold	378,000			476,000			(98,000)	(20.6%)
Silver ounces sold	27,357,000			29,517,000			(2,160,000)	(7.3%)
Wholesale Sales ticket volume	22,044			26,164			(4,120)	(15.7%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $228.3 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.387 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $336.4 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.809 billion.

Revenues for the three months ended September 30, 2023 increased $686.8 million, or 46.6%, to $2.159 billion from $1.472 billion in 2022. Excluding an increase in forward sales of $660.1 million, our revenues increased $26.7 million, which was due to higher average selling prices of gold and silver, partially offset by a decrease in gold and silver ounces sold.

Gold ounces sold for the three months ended September 30, 2023 decreased 98,000 ounces, or 20.6%, to 378,000 ounces from 476,000 ounces in 2022. Silver ounces sold for the three months ended September 30, 2023 decreased 2,160,000 ounces, or 7.3%, to 27,357,000 ounces from 29,517,000 ounces in 2022. On average, the selling prices for gold increased by 11.1% and selling prices for silver increased by 15.3% during the three months ended September 30, 2023 as compared to the prior year.

The Wholesale Sales ticket volume for the three months ended September 30, 2023 decreased by 4,120 tickets, or 15.7% to 22,044 tickets from 26,164 tickets in 2022.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2023			2022			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$28,347	1.313%	(c)	$34,506	2.344%	(d)	$(6,159)	(17.8%)

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.093% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.992% for the period.

Gross profit for the three months ended September 30, 2023 decreased $6.2 million, or 17.8%, to $28.3 million from $34.5 million in 2022. The gross profit decrease was primarily due to lower premium spreads, partially offset by higher trading profit.

This segment’s profit margin percentage decreased by 103.1 basis points to 1.313% from 2.344% in 2022. The decrease in gross margin percentage was mainly attributable to the impact of increased forward sales and lower premium spreads, partially offset by higher trading profits.

Excluding an increase of $660.1 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the three months ended September 30, 2023 decreased by 62.0 basis points to 2.512% from 3.132% in the prior year. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(10,587)	(0.490%)	$(7,378)	(0.501%)	$3,209	43.5%

Selling, general and administrative expenses for the three months ended September 30, 2023 increased $3.2 million, or 43.5%, to $10.6 million from $7.4 million in 2022. The change was primarily due to: (i) an increase in consulting and professional fees of $1.8 million and (ii) an increase in compensation expense (including performance-based accruals) of $0.6 million, (iii) an increase in advertising costs of $0.4 million, (iv) an increase in insurance costs of $0.3 million, and (v) an increase in information technology costs of $0.2 million.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$3,408	0.158%	$2,666	0.181%	$742	27.8%

Interest income for the three months ended September 30, 2023 increased $0.7 million, or 27.8%, to $3.4 million from $2.7 million in 2022. The overall increase was primarily due to an increase in interest earned from repurchase arrangements with customers of $0.6 million.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(6,763)	(0.313%)	$(3,307)	(0.225%)	$3,456	104.5%

Interest expense for the three months ended September 30, 2023 increased $3.5 million, or 104.5%, to $6.8 million from $3.3 million in 2022. The overall increase was primarily due to an increase of $3.1 million in connection with our Trading Credit Facility (due to an increase in interest rates as well as increased borrowings) and the AMCF Notes (including amortization of debt issuance costs) as well as higher interest and fees from product financing arrangements of $0.5 million.

Earnings from Equity Method Investments— Wholesale Sales & Ancillary Services

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$2,715	0.126%	$2,675	0.182%	$40	1.5%

Earnings from equity method investments for the three months ended September 30, 2023 increased $0.0 million, or 1.5%, to $2.7 million from $2.7 million in 2022. The change in earnings from equity method investments was not significant.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through our wholly-owned subsidiaries: JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), and through our 50%-owned subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").

Overview of Results of Operations for the Three Months Ended September 30, 2023 and 2022

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Three Months Ended September 30,	2023				2022				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$325,546	(a)	100.000%		$428,036	(b)	100.000%		$(102,490)	(23.9%)
Gross profit	21,058		6.469%	(c)	42,086		9.832%	(d)	$(21,028)	(50.0%)
Selling, general and administrative expenses	(10,866)		(3.338%)		(10,001)		(2.336%)		$865	8.6%
Depreciation and amortization expense	(2,407)		(0.739%)		(2,878)		(0.672%)		$(471)	(16.4%)
Interest expense	(1,102)		(0.339%)		(767)		(0.179%)		$335	43.7%
Net income before provision for income taxes	$6,683		2.053%		$28,440		6.644%		$(21,757)	(76.5%)

Performance Metrics:
Gold ounces sold(1)	117,000				153,000				(36,000)	(23.5%)
Silver ounces sold(2)	3,021,000				6,400,000				(3,379,000)	(52.8%)
Number of new customers(3)	39,100				49,000				(9,900)	(20.2%)
Number of active customers(4)	106,400				139,900				(33,500)	(23.9%)
Number of total customers(5)	2,387,400				2,062,000				325,400	15.8%
DTC ticket volume from new customers(6)	24,560				36,195				(11,635)	(32.1%)
DTC ticket volume from pre-existing customers(7)	111,797				150,465				(38,668)	(25.7%)
DTC total ticket volume(8)	136,357				186,660				(50,303)	(26.9%)
DTC average order value(9)	$2,440				$2,333				$107	4.6%
JMB average order value(9)	$2,239				$2,151				$88	4.1%

(a)
Includes $1.6 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $0.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 6.485% for the period.
(d)
Gross profit percentage, excluding inter-segment company sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 9.828% for the period.
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
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$325,546	100.000%	$428,036	100.000%	$(102,490)	(23.9%)
Performance Metrics:
Gold ounces sold	117,000		153,000		(36,000)	(23.5%)
Silver ounces sold	3,021,000		6,400,000		(3,379,000)	(52.8%)
Number of new customers	39,100		49,000		(9,900)	(20.2%)
Number of active customers	106,400		139,900		(33,500)	(23.9%)
Number of total customers	2,387,400		2,062,000		325,400	15.8%
DTC ticket volume from new customers	24,560		36,195		(11,635)	(32.1%)
DTC ticket volume from pre-existing customers	111,797		150,465		(38,668)	(25.7%)
DTC total ticket volume	136,357		186,660		(50,303)	(26.9%)
DTC average order value	$2,440		$2,333		$107	4.6%
JMB average order value	$2,239		$2,151		$88	4.1%

Revenues for the three months ended September 30, 2023 decreased $102.5 million, or 23.9%, to $325.5 million from $428.0 million in 2022. The decrease in revenue was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver. For the three months ended September 30, 2023, JMB's revenue decreased $95.8 million and revenue of Goldline and PMPP, in the aggregate, decreased by $6.7 million as compared to the prior year.

Gold ounces sold for the three months ended September 30, 2023 decreased 36,000 ounces, or 23.5%, to 117,000 ounces from 153,000 ounces in 2022. Silver ounces sold for the three months ended September 30, 2023 decreased 3,379,000 ounces, or 52.8%, to 3,021,000 ounces from 6,400,000 ounces in 2022.

Gold ounces sold by JMB decreased 34,000 ounces for the three months ended September 30, 2023 compared to 2022. Gold ounces sold by Goldline and PMPP, in the aggregate, decreased 2,000 ounces compared to 2022. Silver ounces sold by JMB decreased 3,159,000 ounces for the three months ended September 30, 2023 compared to 2022. Silver ounces sold by Goldline and PMPP, in the aggregate, decreased 220,000 ounces compared to 2022.

On average, selling prices for gold increased by 8.0% and selling prices for silver increased by 17.2% during the three months ended September 30, 2023 as compared to the prior year.

The number of new customers for the three months ended September 30, 2023 decreased 9,900, or 20.2%, to 39,100 from 49,000 in 2022. The number of active customers for the three months ended September 30, 2023 decreased 33,500, or 23.9% to 106,400 from 139,900 in 2022. The number of total customers as of September 30, 2023 increased 325,400, or 15.8% to 2,387,400 from 2,062,000 as of September 30, 2022. The changes in the customer-based metrics were primarily due to JMB's activity.

As of September 30, 2023, the number of total CyberMetals customers was 24,800, and CyberMetals customer assets under management were $6.0 million.

For the three months ended September 30, 2023, the Direct-to-Consumer ticket volume related to new customers decreased by 11,635 tickets, or 32.1%, to 24,560 tickets from 36,195 tickets in 2022. For the three months ended September 30, 2023, Direct-to-Consumer ticket volume related to pre-existing customers decreased by 38,668 tickets, or 25.7%, to 111,797 tickets from 150,465 tickets in 2022. For the three months ended September 30, 2023, the Direct-to-Consumer total ticket volume decreased by 50,303 tickets, or 26.9%, to 136,357 tickets from 186,660 tickets in 2022.

For the three months ended September 30, 2023, the Direct-to-Consumer average order value increased by $107, or 4.6%, to $2,440 from $2,333 in 2022.

Gross Profit — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$21,058	6.469%	$42,086	9.832%	$(21,028)	(50.0%)

Gross profit for the three months ended September 30, 2023 decreased by $21.0 million, or 50.0%, to $21.1 million from $42.1 million in 2022. The decrease in gross profit was mainly due to a decreased gross profit margin percentage as well as a lower ticket volume during the period.

For the three months ended September 30, 2023, the Direct-to-Consumer segment's profit margin percentage decreased by 336.3 basis points to 6.469% from 9.832% in 2022. The decrease in the gross profit margin percentage was due to the lower gross profit percentages of JMB as well as lower gross profit percentages of Goldline and PMPP.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general and administrative expenses	$(10,866)	(3.338%)	$(10,001)	(2.336%)	$865	8.6%

Selling, general and administrative expenses for the three months ended September 30, 2023 increased $0.9 million, or 8.6%, to $10.9 million from $10.0 million in 2022. The change was primarily due to (i) an increase in compensation expense (including performance-based accruals) of $0.6 million, (ii) an increase in information technology costs of $0.1 million, and (iii) an increase in consulting and professional fees of $0.1 million.

Depreciation and Amortization Expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(2,407)	(0.739%)	$(2,878)	(0.672%)	$(471)	(16.4%)

Depreciation and amortization expense for the three months ended September 30, 2023, decreased $0.5 million, or 16.4%, to $2.4 million from $2.9 million in 2022. The change was primarily due to a $0.5 million decrease in JMB’s intangible asset amortization expense.

Interest expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(1,102)	(0.339%)	$(767)	(0.179%)	$335	43.7%

Interest expense for the three months ended September 30, 2023 increased $0.3 million to $1.1 million from $0.8 million in 2022. The increase is related to JMB’s increased product financing activity with A-Mark and higher interest rates.

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC ("CFC"), AM Capital Funding, LLC (“AMCF”), and CFC Alternative Investments (“CAI”).

Overview of Results of Operations for the Three Months Ended September 30, 2023 and 2022

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Three Months Ended September 30,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,694	100.000%	$2,430	100.000%	$264	10.9%
Interest expense	(1,958)	(72.680%)	(2,056)	(84.609%)	$(98)	(4.8%)
Selling, general and administrative expenses	(392)	(14.551%)	(405)	(16.667%)	$(13)	(3.2%)
Depreciation and amortization expense	(88)	(3.267%)	(88)	(3.621%)	$—	—%
Earnings (losses) from equity method investments	(6)	(0.223%)	2	0.082%	$(8)	(400.0%)
Other income, net	237	8.797%	527	21.687%	$(290)	(55.0%)
Net income before provision for income taxes	$487	18.077%	$410	16.872%	$77	18.8%

Performance Metric:
Number of secured loans at period end(1)	803		1,082		(279)	(25.8%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Three Months Ended September 30,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,694	100.000%	$2,430	100.000%	$264	10.9%
Performance Metric
Number of secured loans at period-end	803		1,082		(279)	(25.8%)

Interest income for the three months ended September 30, 2023 increased $0.3 million, or 10.9%, to $2.7 million from $2.4 million in 2022. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to an increase in interest rates as compared to the prior year, partially offset by a lower average loan portfolio. The number of secured loans outstanding decreased by 279, or 25.8% to 803 from 1,082 as of September 30, 2022.

Interest Expense — Secured Lending

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(1,958)	(72.680%)	$(2,056)	(84.609%)	$(98)	(4.8%)

Interest expense for the three months ended September 30, 2023 decreased $0.1 million, or 4.8%, to $2.0 million from $2.1 million in 2022. The change in interest expense was not significant.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(392)	(14.551%)	$(405)	(16.667%)	$(13)	(3.2%)

Selling, general, and administrative expenses for the three months ended September 30, 2023 decreased $0.0 million, or 3.2%, to $0.4 million from $0.4 million in 2022. The change in selling, general, and administrative expenses was not significant.

Other Income, Net — Secured Lending

in thousands
Three Months Ended September 30,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Other income, net	$237	8.797%	$527	21.687%	$(290)	(55.0%)

Other income, net for the three months ended September 30, 2023 decreased $0.3 million, or 55.0%, to $0.2 million from $0.5 million in 2022. The change in other income, net was not significant.

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

The following table reconciles this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements (in thousands):

Three Months Ended September 30,	2023	2022	Change
	$	$	$	%
Net income before provision for income taxes	$23,935	$58,008	$(34,073)	(58.7%)
Adjustments:
Acquisition costs	52	82	$(30)	(36.6%)
Amortization of acquired intangibles	2,165	2,711	$(546)	(20.1%)
Depreciation expense	627	473	$154	32.6%
Adjusted net income before provision for income taxes (non-GAAP)	$26,779	$61,274	$(34,495)	(56.3%)

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

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the condensed consolidated statement of cash flows. Below is the reconciliation of net cash provided by or used in operating activities to EBITDA (in thousands):

Three Months Ended September 30,	2023	2022	Change
	$	$	$	%
Net income	$18,983	$45,237	$(26,254)	(58.0%)
Adjustments:
Interest income	(6,102)	(5,096)	$1,006	19.7%
Interest expense	9,823	6,130	$3,693	60.2%
Amortization of acquired intangibles	2,165	2,711	$(546)	(20.1%)
Depreciation expense	627	473	$154	32.6%
Income tax expense	4,952	12,771	$(7,819)	(61.2%)
	11,465	16,989	$(5,524)	(32.5%)

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$30,448	$62,226	$(31,778)	(51.1%)

Reconciliation of Operating Cash Flows to EBITDA:
Net cash (used in) provided by operating activities	$(44,262)	$279,622	$(323,884)	(115.8%)
Changes in operating working capital	65,127	(232,278)	$297,405	128.0%
Interest expense	9,823	6,130	$3,693	60.2%
Interest income	(6,102)	(5,096)	$1,006	19.7%
Income tax expense	4,952	12,771	$(7,819)	(61.2%)
Dividends and distributions received from equity method investees	(269)	(551)	$(282)	(51.2%)
Earnings from equity method investments	2,709	2,677	$32	1.2%
Share-based compensation	(664)	(535)	$129	24.1%
Amortization of loan cost	(522)	(554)	$(32)	(5.8%)
Other	(344)	40	$(384)	(960.0%)
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$30,448	$62,226	$(31,778)	(51.1%)

Cash Flow Data:
Net cash (used in) provided by operating activities	$(44,262)	$279,622	$(323,884)	(115.8%)
Net cash (used in) provided by investing activities	$(428)	$37,113	$(37,541)	(101.2%)
Net cash provided by (used in) financing activities	$53,617	$(289,883)	$343,500	118.5%

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of September 30, 2023, approximately 81.6% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

Lines of Credit

in thousands
	September 30, 2023	June 30, 2023	Change
Lines of credit - short term	$—	$235,000	$(235,000)
Lines of credit - long-term	270,000	—	270,000
	$270,000	$235,000	$35,000

Effective December 21, 2021, A-Mark entered into a committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of September 30, 2023, the Trading Credit Facility provided the Company with access up to $350.0 million and has a maturity date of September 20, 2025. The Trading Credit Facility was reclassified to long-term during the three months ended September 30, 2023 due to the elimination of provisions whereby lenders under certain conditions could require repayment of all obligations outstanding under the Trading Credit Facility within 10 days on demand. (See Note 15.)

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	September 30, 2023	June 30, 2023	Change
Notes payable	$95,179	$95,308	$(129)

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

As of September 30, 2023, the consolidated aggregate carrying balance of the AMCF Notes was $94.9 million (which excludes the $5.0 million portion of the Class B Notes that the Company retained), and the remaining unamortized loan cost balance was approximately $0.1 million, which is amortized using the effective interest method through the maturity date. See Note 15 to the Company’s condensed consolidated financial statements.

The AMCF Notes mature on December 15, 2023. The Company plans to repay the AMCF Notes at their maturity through the funds available under the Trading Credit Facility, sale of inventory and/or product financing arrangements.

In April 2021, CCP entered into a loan agreement with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards and sports memorabilia to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The term of the CCP Note expires on April 1, 2024 and may be extended by mutual agreement. As of September 30, 2023 and June 30, 2023 the outstanding principal balance of the CCP Note was $0.3 million and $0.5 million. See Note 14 to the Company’s condensed consolidated financial statements.

Liabilities on Borrowed Metals

in thousands
	September 30, 2023	June 30, 2023	Change
Liabilities on borrowed metals	$21,727	$21,642	$85

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

Product Financing Arrangements

in thousands
	September 30, 2023	June 30, 2023	Change
Product financing arrangements	$389,615	$335,831	$53,784

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

Secured Loans Receivable

in thousands
	September 30, 2023	June 30, 2023	Change
Secured loans receivable	$99,167	$100,620	$(1,453)

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

Dividends

The Company’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors. Below, is a summary of dividends paid to stockholders in first quarter of fiscal 2024.

•
On July 5, 2023, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on July 17, 2023. The dividend was paid to stockholders on July 28, 2023 and totaled $4.7 million.
•
On August 17, 2023, the Company's board of directors declared a non-recurring special dividend of $1.00 per share of common stock to share to stockholders of record at the close of business on September 12, 2023. The dividend to stockholders was paid on September 26, 2023 and totaled $23.4 million.

See Note 20 to the Company's condensed consolidated financial statements for more information regarding our dividends.

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

The following summarizes components of our condensed consolidated statements of cash flows (in thousands):

Three Months Ended	September 30, 2023	September 30, 2022	Change
Net cash (used in) provided by operating activities	$(44,262)	$279,622	$(323,884)
Net cash (used in) provided by investing activities	$(428)	$37,113	$(37,541)
Net cash provided by (used in) financing activities	$53,617	$(289,883)	$343,500

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities used $44.3 million and provided $279.6 million in cash for the three months ended September 30, 2023 and 2022, respectively, representing a $323.9 million change compared to the three months ended September 30, 2022. The period over period change was primarily due to net changes in working capital, which includes the balances of inventories, precious metals held under financing arrangements, receivables, and derivative liabilities, as well as a decreased net income adjusted for noncash items.

Net Cash Flows From Investing Activities

Investing activities used $0.4 million and provided $37.1 million in cash for the three months ended September 30, 2023 and 2022, respectively, representing a $37.5 million change in cash provided or used compared to the three months ended September 30, 2022. This period over period change was primarily due to higher outflows of $37.1 million associated with the net liquidations of secured loans in the current period and a $1.0 million increase in capital expenditures for property, plant and equipment, partially offset by a decrease in purchases of long-term investments of $0.5 million.

Net Cash Flows From Financing Activities

Financing activities provided $53.6 million and used $289.9 million in cash for the three months ended September 30, 2023 and 2022, respectively, representing a $343.5 million change compared to the three months ended September 30, 2022. This period over period change was primarily due to an increase in cash provided from our net borrowings and repayments of $187.0 million under our Trading Credit Facility, an increase in cash provided of $169.4 million related to our product financing arrangements, an increase in cash provided of $2.2 million related to the exercise and taxes related to share-based awards, and a $1.0 million decrease in distributions paid to PMPP's noncontrolling interest holder. These increases in cash provided were partially offset by an $5.0 million increase in cash used to repurchase of our common stock under our share repurchase program, an increase in cash paid for dividends of $4.6 million, a decrease of proceeds from issuance of a related party note of $3.9 million, and an increase in debt issuance costs paid in the current year of $2.5 million primarily related to our Trading Credit Facility.

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

The AMCF Notes mature on December 15, 2023. The Company plans to repay the AMCF Notes at their maturity through the funds available under the Trading Credit Facility, sale of inventory and/or product financing arrangements, which will reduce the Company's liquidity.

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

The Company’s net gains and losses on derivative instruments for the three months ended September 30, 2023 and 2022 totaled losses of $10.5 million and losses of $30.2 million, respectively. These were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.

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

	September 30, 2023	June 30, 2023
Inventories	$1,000,809	$981,643
Precious metals held under financing arrangements	19,279	25,530
	1,020,088	1,007,173
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(722)	(948)
Premium on metals position	(35,978)	(29,358)
Precious metal value not hedged	(36,700)	(30,306)

Commitments at market:
Open inventory purchase commitments	825,946	921,108
Open inventory sales commitments	(305,624)	(587,392)
Margin sale commitments	(19,629)	(17,682)
In-transit inventory no longer subject to market risk	(7,017)	(5,505)
Unhedgeable premiums on open commitment positions	12,451	11,224
Borrowed precious metals	(21,727)	(21,642)
Product financing arrangements	(389,615)	(335,831)
Advances on industrial metals	1,033	698
	95,818	(35,022)

Precious metal subject to price risk	1,079,206	941,845

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	790,538	767,767
Precious metals futures contracts at market values	284,482	170,466
Total market value of derivative financial instruments	1,075,020	938,233

Net precious metals subject to commodity price risk	$4,186	$3,612

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of September 30, 2023, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

We had the following outstanding sale and purchase commitments and open forward and future contracts, which are normal and recurring, in nature (in thousands):

	September 30, 2023	June 30, 2023
Purchase commitments	$825,946	$921,108
Sales commitments	$(305,624)	$(587,392)
Margin sales commitments	$(19,629)	$(17,682)
Open forward contracts	$790,538	$767,767
Open futures contracts	$284,482	$170,466
Foreign exchange forward contracts	$4,118	$7,101

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

Also, the Company recognizes its storage, logistics, licensing, advertising revenue, and other services revenues in accordance with ASC 606, Revenue from Contracts with Customers, which follows five basic steps to determine whether revenue can be recognized: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

See Note 12 to the Company's condensed consolidated financial statements, “Derivative Instruments and Hedging Transactions”.

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

See Note 12 to the Company’s condensed consolidated financial statements, “Derivative Instruments and Hedging Transactions—Foreign Currency Exchange Rate Management.”

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our product financing arrangements and Trading Credit Facility. We are subject to fluctuations in interest rates based on the variable interest terms of these arrangements, and we do not utilize derivative contracts to hedge the interest rate fluctuation. See Note 15 to the Company's condensed consolidated financial statements, "Financing Agreements".

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our "Certifying Officers"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

PART II - OTHER INFORMATION

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

Our business depends substantially on our ability to obtain financing for our operations. On December 21, 2021, we entered into a committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total current revolving commitment of up to $350.0 million and with a termination date of September 20, 2025. The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

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

We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, including the Trading Credit Facility, upon demand or acceleration, or at maturity, or that we would be able to refinance or restructure the payments under the Trading Credit Facility. Our failure to renew or replace the Trading Credit Facility under such circumstances would reduce the financing available to us and could limit our ability to conduct our business, including certain lending activity of our CFC subsidiary. There can be no assurance that we could procure replacement financing on commercially acceptable terms on a timely basis, or at all. We have pledged a significant portion of our assets as collateral under the Trading Credit Facility, and if we were unable to repay the amounts outstanding thereunder, the administrative agent under the Trading Credit Facility could proceed against the collateral securing such indebtedness.

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

We will require adequate sources of liquidity to fund both our existing business and our strategy for expansion, evidenced by our acquisition of JMB and other acquisition activity. Currently, our main sources of liquidity are the cash that we generate from operations, and our borrowing availability under the Trading Credit Facility. There can be no assurance that our sources of liquidity will be adequate to support the growth that we are hoping to achieve or that additional sources of financing for this purpose, in the form of additional debt or equity financing, will be available to us, on satisfactory terms or at all. Also, the Trading Credit Facility contains, and any future debt financing is likely to contain, various financial and other restrictive covenants. The need to comply with these covenants may limit our ability to implement our growth initiatives.

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

We rely on our computer and communications hardware and software systems to execute a large volume of trading transactions each year. Our dependence on computer and communications technology increased with the acquisition of JMB, whose sales are conducted exclusively through the internet. It is therefore critical that we maintain uninterrupted operation of these systems, and we have invested considerable resources to protect our systems from physical compromise and security breaches and to maintain backup and redundancy. Nevertheless, our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. Breaches, damage or malfunctions affecting our systems may require significant investment for repair or replacement, and could interrupt our ability to provide quotations or trading services, or to conduct our e-commerce business. We are subject to ransomware attacks, in which malicious actors seek to deprive us of access to our computer systems unless we pay them a fee, which could be substantial. Also, if personal data were compromised, we could be subject to costly litigation or government fines.

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

Russia is continuing to engage in its military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls, and could impose further sanctions and controls, against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. The conflict has also created uncertainty regarding, and potential shortages of, grain and fossil fuel supplies in Europe and elsewhere. It is not possible to predict the broader consequences of this conflict, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy, and its impact on us. We could benefit from the resulting uncertainty and instability, as it may encourage investors to seek perceived safety in the ownership of precious metals. On the other hand, we have a marketing support operation in Austria and have significant business in Germany and other parts of Europe that could be materially and adversely affected by the continuing or expanded military activity in that region. Hamas' attack on Israel and Israel's response have the potential for further disruption of economic markets, particularly if the war expands to include state and other non-state actors. The Company has no operations in the Middle East at the current time. However, events there could result in political turmoil in Europe, which could directly affect our operations there, and could adversely affect the business that we conduct with customers in the Middle East and other parts of the world. Also, the turmoil in the Middle East could have global economic effects that are the same as or more severe than those of the war in the Ukraine, with similar consequences for our business. In particular, a depressing effect on the global economy as a consequence of the military action in Ukraine and the Middle East could similarly dampen our business activity and reduce the demand for our products and services.

The Company has experienced outsized growth in its revenues and operating profits since the onset of the COVID-19 pandemic, but there can be no assurance that this level of performance will continue.

The recent growth of the business of the Company generally, and the business of its JMB subsidiary in particular, may be attributed to the unprecedented uncertainties and volatility in the financial markets resulting from the COVID-19 pandemic, its effects on the economy and the related government responses. Other contemporary events and circumstances, including political polarization, macroeconomic uncertainty, volatility in the financial markets, military activity, and global instability, have also been contributing factors to the recent growth of the business of the Company. In this environment, consumers may have sought perceived financial safety in precious coins and metals.

There can be no assurance that the recent growth in the precious metals business will continue in future periods. Consumer perceptions with respect to precious coins and metals could shift, these commodities may no longer be viewed as secure investments and the demand for the Company’s products could substantially decline. We cannot predict the performance of our business and operations if and when business conditions revert to more normalized levels. A decline in our revenues and earnings would have adverse effects on our operations and would likely cause our stock price to decline. Moreover, because of the nature of the current business and financial environment, particularly in regards to the precious metal industry, it is difficult to create with any acceptable measure of precision customary financial projections and forecasts for our business over the next several years. This could adversely affect our ability to engage in financial and operational planning for the future.

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

The United States and other world economies are currently experiencing high interest rates and have recently experienced high levels of inflation, although this has eased in recent months. Certain investors, including customers of our Direct-to-Consumer segment, may regard precious metal products as a hedge against inflation and high interest rates, which could positively affect demand for our goods and services. However, inflation may also increase our expenses of operations, which because of the nature of our business we cannot generally pass along to our customers. Our Trading Credit Facility bears interest at a variable rate of interest, so that higher interest rates will also increase our cost of borrowing under that facility, and rising interest rates may also increase the costs under our product financing arrangements, and we may be unable to compensate for these increases through higher interest income and other fees and charges received from our counterparties. Also, inflation, together with high interest rates, may reduce discretionary spending among consumers, thereby reducing product demand in the retail sector.

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

A-Mark has significant quantities of high-value precious metals at its Logistics facilities, at third-party depositories and in transit. There is a risk that gold and other precious metals held by A-Mark, whether on its own behalf or on behalf of its customers, could be lost, damaged or stolen. In addition, access to A-Mark’s precious metals could be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Although we maintain insurance on terms and conditions that we consider appropriate, we may not have adequate sources of recovery if our precious metals inventory is lost, damaged, stolen or destroyed, and recovery may be limited. Among other things, our insurance policies exclude coverage in the event of loss as a result of terrorist attacks or civil unrest.

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

Through our JMB and Goldline subsidiaries, the Company sells precious metals and numismatics directly to the retail investor community. JMB markets its products over the internet. Goldline markets its precious metal products on television, radio, and over the internet, and through customer service outreach. Prior to its acquisition by the Company, Goldline had been accused of improper sales practices, and was the subject of a state enforcement action that was subsequently settled. Other retailers of precious metal products have similarly been the subject of accusations regarding their sales practices, including claims of misrepresentation, excessive product markups, pressured sales tactics and product switching. The Company believes that the sales practices of its Goldline subsidiary conform to applicable legal and ethical standards, and that there is no material basis for claims against Goldline in this regard. Nevertheless, given the nature of the retail precious metals business, the possibility that investors in precious metals may lose a substantial portion of their investment as a result of adverse market trends and the vulnerability of certain retail precious metal investors to economic loss, there can be no assurance that claims will not be made regarding business practices of Goldline or JMB or that, if made, such claims will not attract the attention of governmental and private sector consumer advocates. Were this to occur, the Company could suffer adverse publicity, be subject to governmental enforcement actions or be forced to modify the sales and marketing practices of its direct-to-consumer business.

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

To remain competitive, JMB and Goldline must continue to enhance and improve the responsiveness, functionality and features of their online operations. The internet and the electronic commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices.

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

With the growth of e-commerce, the pace of change in product offerings and consumer tastes is faster now than in years past. This accelerated pace of change increases uncertainty and places a greater burden on management to anticipate and respond to such changes. The increased pace of change also means that the window in which a technologically advanced or sophisticated product or service can achieve and maintain partner and consumer interest is shrinking and, to the extent JMB and Goldline fail to timely anticipate or respond to changes in their industry, the effects of such missteps may be amplified.

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

Risks Related to our Secured Lending Segment

CFC is subject to certain risks under a securitization financing.

CFC entered into a securitization financing whereby it transferred to its AMCF subsidiary loans secured by precious metal coins or bullion. AMCF issued 4.98% Class A Notes due 2023 and 5.98% Class B Notes due 2023 (collectively, the "AMCF Notes") which are secured by these loans and related assets. The Company has been subject to various risks in connection with this securitization facility, including:

•
CFC’s obligations to cure breaches of warranties made with respect to the loans placed in the facility or to repurchase such loans;
•
the Company’s exposure to CFC’s retained equity interest in the transaction, as required by SEC Regulation RR;
•
the refinancing risk of the AMCF Notes at maturity; and
•
the requirement under the servicing arrangements for the facility to liquidate collateral, even if this would impair relationships with the Company’s customers.

The AMCF Notes mature on December 15, 2023. The Company has made arrangements to repay the AMCF Notes at maturity, at which time the securitization facility would terminate. While the Company has no reason to expect that repayment will not occur, unforeseen events could delay or even prevent the repayment. If that were to happen, this could result in the exercise of remedies against the collateral for the AMCF Notes, and may cause the lenders to exercise their right of termination under the Trading Credit Facility.

Our lending business depends on the ability of CFC to originate or acquire loans secured principally by bullion and numismatic coins.

The performance of our Secured Lending segment depends on its having a portfolio of loans of sufficient size and quality to justify the expenses and allocation of financial resources committed to the Company’s loan business. CFC both originates loans to customers of our wholesale and trading business and also acquires portfolios of loans originated by other parties. The Company typically stores the bullion and numismatics that serve as collateral for the loans. As CFC does not independently market its lending business, it is dependent on the interest of the customers of the Company’s wholesale and trading business in financing their acquisition of bullion and numismatics with loans made by CFC. The interest of the Company’s customers in obtaining loans from CFC is dependent on numerous factors, including the availability of other sources of financing, the interest rate environment, other alternatives for the storage of their bullion and numismatics, their business relationship with the Company and the level and types of businesses conducted by the Company’s Wholesale Sales & and Ancillary Services segment. The Secured Lending segment is also dependent on CFC’s ability to identify and acquire portfolios of loans secured by bullion and numismatics originated by third parties satisfying the Company’s standard for quality and risk. There can be no assurance the CFC will be successful in continuing to originate and acquire secured loans in amounts sufficient to justify the conduct of this business.

The number of loans and the size of CFC’s loan portfolio can vary significantly from period to period.

CFC’s loan portfolio can vary considerably from period to period, both as to the number of loans in the portfolio and the total size of the portfolio in terms of dollar amount. The variation of CFCs loan portfolio is attributable to a variety of factors, including the success of the Company in originating and acquiring loans discussed above, as well as the maturities of the loans in the portfolio and the decisions of borrowers to prepays or extend the terms of their loans. As a consequence, the performance of the Secured Lending segment in a particular financial reporting period may not be indicative of the how the segment will perform in any future period, either in the short or the long term.

The growth of the Secured Lending segment is likely to require significant resources.

Historically, the Company has originated loans almost exclusively to customers of its wholesale and trading business. The opportunity to finance purchases of bullion and numismatics with secured loans obtained from CFC is part of a suite of ancillary services that the Company provides to its customers. The Company has not actively marketed or promoted its secured lending business to a greater audience of potential borrowers. The business of the Secured Lending segment, with respect to both the origination and acquisition of loan portfolios, is constrained by the Company’s borrowing capacity under its Trading Credit Facility, on which it relies to finance the much larger business of the Wholesale Sales & Ancillary Services segment. Any significant future growth of the Secured Lending segment will require the application of significant additional resources to this business, and there can be no assurance that such resources will be available or that the Company will not determine that such resources, even if available, should be applied to other areas of the Company’s business.

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

In 2020, California passed amendments to the California Consumer Privacy Act (“CCPA”) that took effect on January 1, 2023. This law provides California consumers with a high level of transparency and broad rights and choices with respect to their personal information. For example, CCPA grants consumers privacy rights including the rights of data correction and data portability, the right to limit the Company’s use of a new subset of personal information called “sensitive personal information” that requires heightened protections, and the right to appeal the Company’s response to an individual’s exercise of these new or existing privacy rights. The “personal information” regulated by CCPA is broadly defined to include identification or association with a California consumer or household, including demographics, usage, transactions and inquiries, preferences, inferences drawn to create a profile about a consumer, government identification numbers, and education information. Compliance with CCPA requires the implementation of a series of operational measures such as: preparing data maps, inventory, or other records of all personal information pertaining to California residents, households and devices, as well as information sources, usage, storage, and sharing; maintaining and updating detailed disclosures in privacy policies; conducting risk assessments for the use of sensitive personal information; establishing mechanisms (including, at a minimum, a toll-free telephone number and an online channel) to respond to consumers’ data access, deletion, portability, and opt-out requests; and providing clear and conspicuous links on the home page of the business’ website, where applicable, allowing residents to limit or opt-out of certain data processing activities. CCPA prohibits businesses from discriminating against consumers who have opted out of the sale of their personal information, subject to narrow exceptions. Failure to comply with CCPA can result in civil penalties up to $7,500 per violation or actual damages suffered by a consumer.

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

A-Mark’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The initial quarterly cash dividend under the policy was paid on October 24, 2022 to stockholders of record as of October 10, 2022. The most recent cash dividend under the policy was paid on October 24, 2023 to stockholders of record as of October 10, 2023. The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

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

The Company has paid non-recurring special cash dividends to our stockholders as a consequence in part of the Company's favorable performance during the preceding periods. There is no assurance that any such non-recurring special dividend will be paid in the future, and if made, the timing or amount of any such dividend.

See Note 20 to the Company’s condensed consolidated financial statements for more information regarding our dividends.

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

The following table reflects activity related to equity securities we repurchased during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
7/1/23 - 7/31/23	—	$—	335,735	1,000,000
8/1/23 - 8/31/23	—	$—	335,735	1,000,000
9/1/23 - 9/30/23	171,268	$29.42	507,003	828,732
Total	171,268	$29.42

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1**	Amended and Restated Certificate of Incorporation of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A; Registration No. 333-192260.

3.2**	Bylaws, as Amended and Restated on October 27, 2022. Incorporated by reference to Exhibit 3.2 to the Report on Form 8-K filed on November 1, 2022.

4.1**	Description of Securities of Registrant. Incorporated by reference to Exhibit 4.1 to the Report on Form 10-K filed on September 12, 2023.

10.1*	A-Mark Precious Metals, Inc. Incentive-Based Compensation Recovery Policy.

10.2**

Joinder and Seventh Amendment to Credit Agreement, effective as of September 20, 2023, among the Company, the other loan parties party thereto, the lenders party thereto and CIBC Bank USA as administrative agent for the lenders. Incorporated by reference to Exhibit 10.1 to Report on Form 8-K filed on September 21, 2023.

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

**Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.

Date:	November 8, 2023	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2023	By:	/s/ Kathleen Simpson-Taylor
Kathleen Simpson-Taylor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)