Form 10-Q
period 2023-12-31
A-Mark Precious Metals, Inc.
filed 2024-02-08
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 2, 2024, the registrant had 22,854,540 shares of common stock, par value $0.01 per share outstanding.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended December 31, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to the Condensed Consolidated Financial Statements and Notes thereof

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31, 2023	June 30, 2023
	(unaudited)
ASSETS
Current assets
Cash(1)	$28,495	$39,318
Receivables, net	42,720	35,243
Derivative assets	25,745	77,881
Secured loans receivable(1)	106,565	100,620
Precious metals held under financing arrangements(1)	19,520	25,530
Inventories:
Inventories(1)	591,737	645,812
Restricted inventories	518,613	335,831
	1,110,350	981,643
Income tax receivable	1,022	—
Prepaid expenses and other assets(1)	5,864	6,956
Total current assets	1,340,281	1,267,191
Operating lease right of use assets	4,524	5,119
Property, plant, and equipment, net	14,987	12,513
Goodwill	100,943	100,943
Intangibles, net	58,299	62,630
Long-term investments	91,886	88,535
Other long-term assets	12,938	8,640
Total assets	$1,623,858	$1,545,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Lines of credit	$—	$235,000
Liabilities on borrowed metals	24,215	21,642
Product financing arrangements	518,613	335,831
Accounts payable and other payables	10,689	25,465
Deferred revenue and other advances	121,648	181,363
Derivative liabilities	28,908	8,076
Accrued liabilities(1)	12,353	20,418
Income tax payable	—	958
Notes payable (1)	3,234	95,308
Total current liabilities	719,660	924,061
Lines of credit	298,000	—
Deferred tax liabilities	16,697	16,677
Other liabilities	4,121	4,440
Total liabilities	1,038,478	945,178
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of December 31, 2023 or June 30, 2023	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 23,848,248 and 23,672,122 shares issued and 22,901,153 and 23,336,387 shares outstanding as of December 31, 2023 and June 30, 2023, respectively	239	237
Treasury stock, 947,095 and 335,735 shares at cost as of December 31, 2023 and June 30, 2023, respectively	(26,780)	(9,762)
Additional paid-in capital	170,816	169,034
Accumulated other comprehensive loss	(961)	(1,025)
Retained earnings	440,445	440,639
Total A-Mark Precious Metals, Inc. stockholders’ equity	583,759	599,123
Noncontrolling interest	1,621	1,270
Total stockholders’ equity	585,380	600,393
Total liabilities, noncontrolling interest and stockholders’ equity	$1,623,858	$1,545,571

(1)
Includes amounts of the consolidated variable interest entity as of June 30, 2023, which are presented separately in the table below.

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands; unaudited)

In September 2018, AM Capital Funding, LLC (“AMCF”), a wholly-owned subsidiary of Collateral Finance Corporation ("CFC”), completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "AMCF Notes"). In December 2023, the AMCF Notes were repaid in full, and AMCF became inactive.

The Company consolidates a variable interest entity ("VIE") if the Company is considered to be the primary beneficiary. AMCF is a VIE because its initial equity investment may be insufficient to maintain its ongoing collateral requirements without additional financial support from the Company. The Company is the primary beneficiary of this VIE because the Company has the right to determine the type of collateral (i.e., cash, secured loans, or precious metals), has the right to receive (and has received) the proceeds from the securitization transaction, earn ongoing interest income from the secured loans (subject to collateral requirements), and has the obligation to absorb losses should AMCF's interest expense and other costs exceed its interest income.

The following table presents the assets and liabilities of this VIE, which are included in the condensed consolidated balance sheets above. Due to the repayment of the AMCF Notes in December 2023, the VIE did not have assets or liabilities as of December 31, 2023. When outstanding, the holders of the AMCF Notes had a first priority security interest in the assets as shown in the table below, which were in excess of the AMCF Notes' aggregate principal amount. Additionally, the liabilities of the VIE included intercompany balances, which were eliminated in consolidation. (See Note 15.)

	December 31, 2023	June 30, 2023
ASSETS OF THE CONSOLIDATED VIE
Cash	$—	$1,915
Secured loans receivable	—	46,368
Precious metals held under financing arrangements	—	14,950
Inventories	—	56,841
Prepaid expenses and other assets	—	7
Total assets of the consolidated variable interest entity	$—	$120,081
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$—	$30,083
Accrued liabilities	—	551
Notes payable(2)	—	99,762
Total liabilities of the consolidated variable interest entity	$—	$130,396

(1)
This is an intercompany balance which is eliminated in consolidation and not shown on the condensed consolidated balance sheets.
(2)
As of June 30, 2023, $5.0 million of the AMCF Notes were held by the Company which were eliminated in consolidation and not shown on the condensed consolidated balance sheets.

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data; unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenues	$2,078,815	$1,949,705	$4,563,433	$3,850,056
Cost of sales	2,032,774	1,885,736	4,467,987	3,709,495
Gross profit	46,041	63,969	95,446	140,561
Selling, general, and administrative expenses	(22,396)	(20,813)	(44,241)	(38,597)
Depreciation and amortization expense	(2,811)	(3,260)	(5,603)	(6,444)
Interest income	6,311	4,984	12,413	10,080
Interest expense	(10,168)	(7,236)	(19,991)	(13,366)
Earnings from equity method investments	777	4,669	3,486	7,346
Other income, net	569	833	842	1,360
Unrealized gains on foreign exchange	105	1	11	215
Net income before provision for income taxes	18,428	43,147	42,363	101,155
Income tax expense	(4,467)	(9,550)	(9,419)	(22,321)
Net income	13,961	33,597	32,944	78,834
Net income attributable to noncontrolling interest	195	116	351	228
Net income attributable to the Company	$13,766	$33,481	$32,593	$78,606
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.60	$1.43	$1.40	$3.35
Diluted	$0.57	$1.35	$1.34	$3.18

Weighted-average shares outstanding:
Basic	23,079,500	23,489,000	23,222,100	23,442,700
Diluted	24,063,500	24,731,600	24,298,100	24,708,400

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data; unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Treasury Stock		Total A-Mark Precious Metals, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2022	23,379,888	$234	$166,526	$321,849	$—	—	$—	$488,609	$1,862	$490,471
Net income	—	—	—	45,125	—	—	—	45,125	112	45,237
Share-based compensation	—	—	535	—	—	—	—	535	—	535
Earnings distribution paid to noncontrolling interest	—	—		—	—	—	—	—	(1,001)	(1,001)
Cumulative translation adjustment, net of tax	—	—	—	—	52	—	—	52	—	52
Common stock issued as employee compensation	10,500	—	293	—	—	—	—	293	—	293
Exercise of share-based awards	3,333	—	63	—	—	—	—	63	—	63
Net settlement of share-based awards	59,618	1	(1,606)	—	—	—	—	(1,605)	—	(1,605)
Dividends declared ($1.00 per common share)	—	—	3	(23,468)	—	—	—	(23,465)	—	(23,465)
Dividends declared ($0.20 per common share)	—	—	—	(4,690)	—	—	—	(4,690)	—	(4,690)
Balance, September 30, 2022	23,453,339	235	165,814	338,816	52	—	—	504,917	973	505,890
Net income	—	—	—	33,481	—	—	—	33,481	116	33,597
Share-based compensation	—	—	534	—	—	—	—	534	—	534
Cumulative translation adjustment, net of tax	—	—	—	—	(1,103)	—	—	(1,103)	—	(1,103)
Exercise of share-based awards	73,336	1	661	—	—	—	—	662	—	662
Net settlement of share-based awards	3,296	—	—	—	—	—	—	—	—	—
Balance, December 31, 2022	23,529,971	$236	$167,009	$372,297	$(1,051)	—	$—	$538,491	$1,089	$539,580

Balance, June 30, 2023	23,672,122	$237	$169,034	$440,639	$(1,025)	(335,735)	$(9,762)	$599,123	$1,270	$600,393
Net income	—	—	—	18,827	—	—	—	18,827	156	18,983
Share-based compensation	—	—	664	—	—	—	—	664	—	664
Cumulative translation adjustment, net of tax	—	—	—	—	187	—	—	187	—	187
Exercise of share-based awards	159,999	2	958	—	—	—	—	960	—	960
Net settlement of share-based awards	10,556	—	(307)	—	—	—	—	(307)	—	(307)
Repurchases of common stock	—	—	—	—	—	(171,268)	(5,016)	(5,016)	—	(5,016)
Dividends declared ($1.00 per common share)	—	—	7	(23,441)	—	—	—	(23,434)	—	(23,434)
Dividends declared ($0.20 per common share)	—	—	1	(9,346)	—	—	—	(9,345)	—	(9,345)
Balance, September 30, 2023	23,842,677	239	170,357	426,679	(838)	(507,003)	(14,778)	581,659	1,426	583,085
Net income	—	—	—	13,766	—	—	—	13,766	195	13,961
Share-based compensation	—	—	482	—	—	—	—	482	—	482
Cumulative translation adjustment, net of tax	—	—	—	—	(123)	—	—	(123)	—	(123)
Net settlement of share-based awards	5,571	—	(23)	—	—	—	—	(23)	—	(23)
Repurchases of common stock	—	—	—	—	—	(440,092)	(12,002)	(12,002)	—	(12,002)
Balance, December 31, 2023	23,848,248	$239	$170,816	$440,445	$(961)	(947,095)	$(26,780)	$583,759	$1,621	$585,380

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$32,944	$78,834
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,603	6,444
Amortization of loan cost	1,214	1,140
Share-based compensation	1,146	1,069
Earnings from equity method investments	(3,486)	(7,346)
Dividends and distributions received from equity method investees	269	551
Other	157	421
Changes in assets and liabilities:
Receivables, net	(7,477)	(12,548)
Secured loans receivable	—	1,011
Derivative assets	52,136	49,955
Income tax receivable	(1,022)	(2,525)
Precious metals held under financing arrangements	6,010	22,479
Inventories	(128,707)	(181,534)
Prepaid expenses and other assets	(134)	371
Accounts payable and other payables	(14,778)	3,194
Deferred revenue and other advances	(59,715)	(1,341)
Derivative liabilities	20,832	27,154
Liabilities on borrowed metals	2,573	(28,308)
Accrued liabilities	(8,274)	(7,157)
Income tax payable	(958)	(382)
Net cash used in operating activities	(101,667)	(48,518)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(3,824)	(2,662)
Purchase of long-term investments	(50)	(500)
Purchase of intangible assets	—	(4,500)
Secured loans receivable, net	(5,937)	22,742
Other	(848)	—
Net cash (used in) provided by investing activities	(10,659)	15,080
Cash flows from financing activities:
Product financing arrangements, net	182,782	64,589
Dividends paid	(32,686)	(28,088)
Distributions paid to noncontrolling interest	—	(1,001)
Net borrowings and repayments under lines of credit	63,000	32,000
Repayment of notes	(95,000)	—
Proceeds from notes payable to related party	2,688	3,887
Repayments on notes payable to related party	—	(2,135)
Repurchases of common stock	(16,936)	—
Debt funding issuance costs	(2,975)	(219)
Proceeds from the exercise of share-based awards	962	725
Payments for tax withholding related to net settlement of share-based awards	(332)	(1,604)
Net cash provided by financing activities	101,503	68,154
Net (decrease) increase in cash	(10,823)	34,716
Cash, beginning of period	39,318	37,783
Cash, end of period	$28,495	$72,499
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$16,542	$14,015
Income taxes paid	$11,810	$24,931
Income taxes refunded	$413	$117
Non-cash investing and financing activities:
Declared distributions and unpaid dividends	$93	$67
Property, plant, and equipment acquired on account	$—	$71
Interest added to principal of secured loans	$8	$6

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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”). As of December 31, 2023, JMB had six wholly-owned subsidiaries: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these Notes to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

JM Bullion, Inc.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites. As of December 31, 2023, JMB operated eight separately branded, company-owned websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, BGASC.com, CyberMetals.com, BullionMax.com, GoldPrice.org, and SilverPrice.org. Typically, JMB offers approximately 4,900 different products during a fiscal year, measured by stock keeping units or SKUs, on its websites. This number can vary over time, particularly when demand is high and certain SKUs may be out of stock.

In April 2022, JMB commercially launched the CyberMetals online platform, where customers can purchase and sell fractional shares of digital gold, silver, platinum, and palladium bars in a range of denominations. CyberMetals’ customers have the option to convert their digital holdings to fabricated precious metals products via an integrated redemption flow with JMB. These products may be designated by the customer for storage by the Company or shipped directly to the customer.

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

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC, including its wholly-owned subsidiary, CFC Alternative Investments (“CAI”) (collectively “CFC”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors.

CAI is a holding company that has a 50%-ownership stake in Collectible Card Partners, LLC ("CCP"). CCP provides capital to fund commercial loans secured by graded sports cards and sports memorabilia. (See Note 14.)

AM Capital Funding, LLC (“AMCF”), a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued and administered the AMCF Notes; the AMCF Notes were repaid in full in December 2023. AMCF is currently inactive. (See Note 15.)

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2023 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2023 Annual Report.

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

AMCF, a wholly-owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities. Prior to the repayment of the AMCF Notes in December 2023, the Company had various forms of involvement with AMCF, which included (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE as of December 31, 2023 and June 30, 2023 are indicated on the table that follows the condensed consolidated balance sheets. AMCF had no assets or liabilities as of December 31, 2023, and is currently inactive.

AMCF is a VIE because its initial equity investment may be insufficient to maintain its ongoing collateral requirements without additional financial support from the Company. The Company is the primary beneficiary of this VIE because the Company has the right to determine the type of collateral (i.e., cash, secured loans, or precious metals), has the right to receive (and has received) the proceeds from the securitization transaction, earn ongoing interest income from the secured loans (subject to collateral requirements), and has the obligation to absorb losses should AMCF's interest expense and other costs exceed its interest income. (See Note 15.)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and June 30, 2023.

Allowance for Credit Losses

On July 1, 2022, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments ("ASC 326"), which introduced a new credit reserving methodology known as the Current Expected Credit Loss ("CECL") model. The CECL model applies to financial assets measured at amortized cost, including accounts receivable, contract assets and held-to-maturity loan receivables. Under the CECL model, we identify allowances for credit losses based on future expected losses when accounts receivable, contract assets or held-to-maturity loan receivables are created rather than when losses are probable.

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

Precious Metals Held Under Financing Arrangements

The Company enters into arrangements with certain customers under which it purchases precious metals from the customers which are subject to repurchase by the customer at the spot value of the product on the repurchase date. The precious metals purchased under these arrangements consist of rare and unique items, and therefore the Company accounts for these transactions as precious metals held under financing arrangements, which generate financing income rather than revenue earned from precious metals inventory sales. In these repurchase arrangements, the Company holds legal title to the metals and earns financing income for the duration of the agreement.

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

Long-Term Investments

Investments in privately-held entities are accounted for using the equity method when the Company has significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors are considered in determining whether the equity method of accounting is appropriate. Under the equity method, the carrying values of these investments are adjusted to reflect our proportionate share of the investee's net income or loss, any unrealized gain or loss resulting from the translation of foreign-denominated financial statements into U.S. dollars, and dividends received. We use the cumulative earnings approach for classifying dividends received in the statements of cash flows. Under the cumulative earnings approach, we compare the distributions received to cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of capital and classified in investing activities. The basis difference between the carrying value and our proportionate share of the equity method investment's book value is primarily related to consideration paid in excess of the stepped-up basis of assets and liabilities on the date of purchase.

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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an ongoing evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments were VIEs as of December 31, 2023 and June 30, 2023.

Other Long-Term Assets

On June 27, 2022, the Company acquired an additional 40% interest in Silver Gold Bull, Inc. (See Note 10.) Also included in this acquisition was an option, which is exercisable between December 2023 and September 2024, to purchase an additional 27.6% of the outstanding equity of Silver Gold Bull, Inc. to bring the Company's ownership interest up to 75.0%. As of December 31, 2023 and June 30, 2023, the fair value of the option was $5.3 million and $5.3 million, respectively. As of December 31, 2023, this option remained unexercised.

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

Noncontrolling Interest

The Company’s condensed consolidated financial statements include entities in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in an entity in which the Company has a controlling financial interest that is not attributable, directly or indirectly, to the Company. Such noncontrolling interest is reported on the condensed consolidated balance sheets within equity, separately from the Company’s equity. On the condensed consolidated statements of income, revenues, expenses and net income or loss from the less-than-wholly owned subsidiary are reported at their consolidated amounts, including both the amounts attributable to the Company and the noncontrolling interest. Income or loss is allocated to the noncontrolling interest based on its weighted-average ownership percentage for the applicable period. The condensed consolidated statements of equity include beginning balances, activity for the period and ending balances for each component of stockholders’ equity, noncontrolling interest and total equity.

Revenue Recognition

Settlement Date Accounting

Substantially all of the Company’s sales of precious metals are conducted using sales contracts that meet the definition of derivative instruments in accordance with Derivatives and Hedging Topic 815 of the ASC ("ASC 815"). The contract underlying the Company's commitment to deliver precious metals is referred to as a “fixed-price forward commodity contract” because the price of the commodity is fixed at the time the order is placed. Revenue is recognized on the settlement date, which is defined as the date on which: (i) the quantity, price, and specific items being purchased have been established, (ii) metals have been delivered to the customer, and (iii) payment has been received or is covered by the customer’s established credit limit with the Company.

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

The Company enters into forward and futures contracts solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. The Company’s gains and losses on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the condensed consolidated statements of income. (See Note 12.)

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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of the AMCF Notes have been included as a component of the carrying amount of the debt, and Trading Credit Facility debt issuance costs are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $0.7 million and $0.6 million for the three months ended December 31, 2023 and 2022, respectively, and $1.2 million and $1.1 million for the six months ended December 31, 2023 and 2022, respectively.

Earnings from Equity Method Investments

The Company's proportional interest in the reported earnings from equity method investments is shown on the condensed consolidated statements of income as earnings from equity method investments.

Other Income, Net

The Company's other income, net is comprised of royalty and consulting income, which is recognized when earned.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $3.8 million and $4.2 million for the three months ended December 31, 2023 and 2022, respectively, and $7.8 million and $7.8 million for the six months ended December 31, 2023 and 2022, respectively. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs totaled $5.6 million and $7.0 million for the three months ended December 31, 2023 and 2022, respectively, and $10.8 million and $13.8 million for the six months ended December 31, 2023 and 2022, respectively.

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

A reconciliation of shares used in calculating basic and diluted earnings per common share is presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Basic weighted-average shares of common stock outstanding	23,080	23,489	23,222	23,443
Effect of common stock equivalents	984	1,243	1,076	1,265
Diluted weighted-average shares outstanding	24,064	24,732	24,298	24,708

The anti-dilutive shares excluded from the table above were 41,082 and 16,168 for the three months ended December 31, 2023 and 2022, respectively, and 25,541 and 29,538 for the six months ended December 31, 2023 and 2022, respectively. Actual common shares outstanding totaled 22,901,153 and 23,529,971 as of December 31, 2023 and 2022, respectively.

Recent Accounting Pronouncements and Auditing Standards

From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update ("ASU").

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates the guidance on segment disclosures to require entities to disclose significant segment expenses and other segment items, as well as the title and position of its chief operating decision maker. This update will be applied retrospectively and is effective for the Company for its fiscal year beginning on July 1, 2024; early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates the guidance on income tax disclosures to require entities to disclose specific categories within the rate reconciliation, provide additional information for reconciling items that meet certain quantitative thresholds, and provide additional information about income taxes paid. This update is effective for the Company for its fiscal year beginning on July 1, 2025; early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

Derivatives. Futures contracts, forward contracts, and open sale and purchase commitments are valued at their fair values, based on the difference between the quoted market price and the contractual price (i.e., intrinsic value) and are included within Level 1 of the valuation hierarchy.

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

The value of the option was determined using a Monte Carlo Simulation model ("MCS model"). The MCS model includes inputs based on significant assumptions related to management’s forecasts of the investee’s earnings before interest, taxes, depreciation, and amortization ("EBITDA") and corresponding future total equity simulations, where an early exercise multiple is calibrated to maximize the fair value of the option during the exercise period. For each simulation path, option payoffs are calculated based on the contractual terms, and then discounted at the term-matched risk-free rate, where the value of the option is calculated as the average present value over all simulated paths. We used the historical volatility of comparable companies to make certain assumptions in the MCS model, which resulted in an expected EBITDA volatility of 70.0% and an equity volatility of 70.0%, with these two inputs having a correlation factor of 70.0%. A 4.1% risk-free interest rate was used, which was based on U.S. treasury yields for a time period corresponding to the remaining contractual life of the option. Lastly, the MCS model assumed an EBITDA risk premium of 12.4%.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis, aggregated by each fair value hierarchy level (in thousands):

	December 31, 2023
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$1,109,618	$—	$—	$1,109,618
Precious metals held under financing arrangements	19,520	—	—	19,520
Derivative assets — open sale and purchase commitments, net	18,820	—	—	18,820
Derivative assets — futures contracts	755	—	—	755
Derivative assets — forward contracts	6,170	—	—	6,170
Option to purchase interest in a long-term investment	—	—	5,300	5,300
Total assets, valued at fair value	$1,154,883	$—	$5,300	$1,160,183
Liabilities:
Liabilities on borrowed metals	$24,215	$—	$—	$24,215
Product financing arrangements	518,613	—	—	518,613
Derivative liabilities — open sale and purchase commitments, net	3,732	—	—	3,732
Derivative liabilities — margin accounts	3,563	—	—	3,563
Derivative liabilities — futures contracts	1,800	—	—	1,800
Derivative liabilities — forward contracts	19,813	—	—	19,813
Total liabilities, valued at fair value	$571,736	$—	$—	$571,736

(1)
Commemorative coin inventory totaling $0.7 million was held at lower of cost or realizable value, and thus is excluded from the inventories balance shown in this table.

	June 30, 2023
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$980,695	$—	$—	$980,695
Precious metals held under financing arrangements	25,530	—	—	25,530
Derivative assets — open sale and purchase commitments, net	37,957	—	—	37,957
Derivative assets — futures contracts	832	—	—	832
Derivative assets — forward contracts	39,092	—	—	39,092
Option to purchase interest in a long-term investment	—	—	5,300	5,300
Total assets, valued at fair value	$1,084,106	$—	$5,300	$1,089,406
Liabilities:
Liabilities on borrowed metals	$21,642	$—	$—	$21,642
Product financing arrangements	335,831	—	—	335,831
Derivative liabilities — open sale and purchase commitments, net	853	—	—	853
Derivative liabilities — margin accounts	4,441	—	—	4,441
Derivative liabilities — futures contracts	1,161	—	—	1,161
Derivative liabilities — forward contracts	1,621	—	—	1,621
Total liabilities, valued at fair value	$365,549	$—	$—	$365,549

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

4. RECEIVABLES, NET

Receivables, net consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Customer trade receivables	$21,286	$5,031
Wholesale trade advances	7,291	13,679
Due from brokers and other	14,143	16,533
	$42,720	$35,243

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans (in thousands):

	December 31, 2023	June 30, 2023
Secured loans originated	$85,055	$68,630
Secured loans acquired	21,510	31,990
	$106,565	$100,620

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

As of December 31, 2023 and June 30, 2023, our secured loans carried weighted-average effective interest rates of 10.4% and 10.4%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows (in thousands):

	December 31, 2023		June 30, 2023
Bullion	$49,745	46.7%	$52,165	51.8%
Numismatic and semi-numismatic	53,732	50.4%	47,856	47.6%
Graded sports cards and sports memorabilia	3,088	2.9%	599	0.6%
	$106,565	100.0%	$100,620	100.0%

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

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more (in thousands):

	December 31, 2023		June 30, 2023
Loan-to-value of less than 75%	$99,377	93.3%	$90,378	89.8%
Loan-to-value of 75% or more	7,188	6.7%	10,242	10.2%
	$106,565	100.0%	$100,620	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of December 31, 2023 and June 30, 2023.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default. In the event a loan were to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of December 31, 2023 and June 30, 2023, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due or non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income. For the three and six months ended December 31, 2023 and 2022, the Company incurred no loan impairment costs and no loans were placed on a non-accrual status.
6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. The following table summarizes the components of our inventory (in thousands):

	December 31, 2023	June 30, 2023
Inventory held for sale	$343,512	$437,670
Repurchase arrangements with customers	220,367	181,751
Consignment arrangements with customers	2,911	3,801
Commemorative coins, held at lower of cost or net realizable value	732	948
Borrowed precious metals	24,215	21,642
Product financing arrangements	518,613	335,831
	$1,110,350	$981,643

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, or product financing arrangements. As of December 31, 2023 and June 30, 2023, inventory held for sale totaled $343.5 million and $437.7 million, respectively.

Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which A-Mark sells and then purchases precious metals from the customer which are subject to repurchase by the customer at the fair value of the product on the repurchase date. These initial transactions with the customer do not qualify as sales and are excluded from revenue. Under these arrangements, the Company, which holds legal title to the metals, earns financing income until the time the arrangement is terminated, or the material is repurchased by the customer. In the event of a repurchase by the customer, the Company records a sale.

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2023 and June 30, 2023, included within inventories is $220.4 million and $181.8 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of December 31, 2023 and June 30, 2023 totaled $2.9 million and $3.8 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and totaled $0.7 million and $0.9 million as of December 31, 2023 and June 30, 2023, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $24.2 million and $21.6 million as of December 31, 2023 and June 30, 2023, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement repurchase date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $518.6 million and $335.8 million as of December 31, 2023 and June 30, 2023, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of December 31, 2023 and June 30, 2023, the unrealized gains or losses resulting from the difference between market value and cost of physical inventory were gains of $30.2 million and losses of $4.6 million, respectively.

Premium Component of Inventory

The premium component, at market value, included in the inventory as of December 31, 2023 and June 30, 2023 totaled $34.8 million and $29.4 million, respectively.

7. LEASES

Components of operating lease expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Operating lease costs	$366	$366	$732	$728
Variable lease costs	107	115	211	219
Short term lease costs	26	24	53	49
	$499	$505	$996	$996

For the six months ended December 31, 2023, we made cash payments of $0.8 million for operating lease obligations. These payments are included in operating cash flows. As of December 31, 2023, the weighted-average remaining lease term under our capitalized operating leases was 4.3 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities as of December 31, 2023 for our operating leases were as follows (in thousands):

Year ending June 30,	Operating Leases
2024 (remainder of year)	$833
2025	1,599
2026	1,171
2027	823
2028	700
Thereafter	626
Total lease payments	5,752
Imputed interest	(599)
Total operating lease liability	$5,153	(1)
Operating lease liability - current	$1,422	(2)
Operating lease liability - long-term	3,731	(3)
	$5,153	(1)

(1)
Represents the present value of the operating lease liabilities as of December 31, 2023.
(2)
Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)
Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.

The Company has one related party lease; for information on this lease refer to Note 14.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Computer software	$8,129	$7,442
Plant equipment	9,763	8,477
Leasehold improvements	3,981	3,969
Office furniture, and fixtures	3,127	2,960
Computer equipment	2,090	1,713
Building	1,243	857
Total depreciable assets	28,333	25,418
Less: Accumulated depreciation and amortization	(14,825)	(13,553)
Property and equipment not placed in service	1,073	242
Land	406	406
Property, plant, and equipment, net	$14,987	$12,513

Property, plant and equipment depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended December 31, 2023 and 2022, respectively, and $1.3 million and $1.0 million for the six months ended December 31, 2023 and 2022, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill is an intangible asset that arises when a company acquires an existing business or assets (net of assumed liabilities) which comprise a business. In general, the amount of goodwill recorded in an acquisition is calculated as the purchase price of the business minus the fair market value of the tangible assets and the identifiable intangible assets, net of the assumed liabilities. Goodwill and intangibles can also be established by push-down accounting. Below is a summary of the significant transactions that generated goodwill and intangible assets of the Company:

•
In connection with the Company's formation of AMST in August 2016, the Company recorded an additional $2.5 million and $4.3 million of identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal and represent their fair values at the acquisition date. The Company’s investment in AMST has resulted in synergies between the acquired minting operation and the Company’s established distribution network by providing a steadier and more reliable source of fabricated silver during times of market volatility. The Company considers that much of the acquired goodwill relates to the “ready state” of AMST's established minting operation with existing quality processes, procedures, and ability to scale production to meet market needs.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles are described below (dollar amounts in thousands):

			December 31, 2023				June 30, 2023
	Estimated Useful Lives (Years)	Remaining Weighted-Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	2.3	$55,768	$(49,417)	$—	$6,351	$55,768	$(46,465)	$—	$9,303
Developed technology	4	1.4	11,036	(7,456)	—	3,580	11,036	(6,077)	—	4,959
Non-compete and other	3 - 5	3.5	2,310	(2,300)	—	10	2,310	(2,300)	—	10
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			69,409	(59,468)	—	9,941	69,409	(55,137)	—	14,272
Trade names and trademarks	Indefinite	Indefinite	49,648	—	(1,290)	48,358	49,648	—	(1,290)	48,358
Identifiable intangible assets			$119,057	$(59,468)	$(1,290)	$58,299	$119,057	$(55,137)	$(1,290)	$62,630

Goodwill	Indefinite	Indefinite	$102,307	$—	$(1,364)	$100,943	$102,307	$—	$(1,364)	$100,943

The Company's intangible assets are subject to amortization except for trade names and trademarks, which have an indefinite life. Existing customer relationships intangible assets are amortized in a manner reflecting the pattern in which the economic benefits of the assets are consumed. All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one to fifteen years. Amortization expense related to the Company's intangible assets was $2.2 million and $2.8 million for the three months ended December 31, 2023 and 2022, respectively, and $4.3 million and $5.5 million for the six months ended December 31, 2023 and 2022, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

Impairment

We recorded a non-recurring impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) in fiscal 2018 related to Goldline. Other than the impairment charge related to Goldline, we have not recorded any impairment of goodwill or indefinite-lived intangible assets.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024 (remainder of year)	$3,753
2025	4,945
2026	752
2027	304
2028	47
Thereafter	140
$9,941

10. LONG-TERM INVESTMENTS

As of December 31, 2023, the Company had seven investments in privately-held entities. The following table shows the carrying value and ownership percentage of the Company's investment in each entity (in thousands):

	December 31, 2023		June 30, 2023
Investee	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Silver Gold Bull, Inc.	$44,523	47.4%	$44,699	47.4%
Pinehurst Coin Exchange, Inc.	16,516	49.0%	15,999	49.0%
Sunshine Minting, Inc.	19,358	44.9%	17,719	44.9%
Company A	283	33.3%	233	33.3%
Company B	1,999	50.0%	2,005	50.0%
Texas Precious Metals, LLC	6,658	12.0%	5,465	12.0%
Atkinsons Bullion & Coins	2,549	25.0%	2,415	25.0%
	$91,886		$88,535

We consider all of our equity method investees to be related parties. See Note 14 for a summary of the Company's aggregate balances and activity with these related party entities. All of the Company's investees are accounted for using the equity method, with the exception of Company A, which is accounted for using the cost method and is not considered a related party.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Trade payables to customers	$3,810	$20,512
Other accounts payable	6,879	4,953
Accounts payable and other payables	$10,689	$25,465

Deferred revenue	$7,058	$7,419
Advances from customers	114,590	173,944
Deferred revenue and other advances	$121,648	$181,363

12. DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS

The Company is exposed to market risk, such as changes in commodity prices and foreign exchange rates. To manage the volatility related to these exposures, the Company enters into various derivative products, such as forward and futures contracts. By policy, the Company historically has entered into derivative financial instruments for the purpose of hedging substantially all of Company's market exposure to precious metals prices, and not for speculative purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, both of which are recorded in cost of sales in the condensed consolidated statements of income.

Commodity Price Management

The Company manages the value of certain assets and liabilities of its trading business, including trading inventory, by employing a variety of hedging strategies. These strategies include the management of exposure to changes in the market values of the Company's trading inventory through the purchase and sale of a variety of derivative instruments, such as forward and futures contracts.

The Company enters into derivative transactions solely for the purpose of hedging its inventory subject to price risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, whereby the gains or losses would be deferred and included as a component of other comprehensive income. Instead, gains or losses resulting from the Company's forward and futures contracts and open sale and purchase commitments are reported in the condensed consolidated statements of income as unrealized gains or losses on commodity contracts (a component of cost of sales), with the related unrealized amounts due from or to counterparties reflected as derivative assets or liabilities on the condensed consolidated balance sheets.

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

Derivative Assets and Liabilities

The Company's derivative assets and liabilities represent the net fair value of the difference (or intrinsic value) between market values and trade values at the trade date for open precious metals sale and purchase contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled. The Company's derivative assets and liabilities also include the net fair value of open precious metals forward and futures contracts. The precious metals forward and futures contracts are settled at the contract settlement date.

All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions (i.e., offsetting derivative instruments). As such, for the Company's derivative contracts with the same counterparty, the receivables and payables have been netted on the condensed consolidated balance sheets. Such derivative contracts include open sale and purchase commitments, futures, forward and margin accounts. The aggregate gross and net derivative receivables and payables balances by contract type and type of hedge, were as follows (in thousands):

	December 31, 2023				June 30, 2023
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$27,177	$(8,357)	$—	$18,820	$53,924	$(15,967)	$—	$37,957
Futures contracts	755	—	—	755	832	—	—	832
Forward contracts	6,170	—	—	6,170	39,092	—	—	39,092
	$34,102	$(8,357)	$—	$25,745	$93,848	$(15,967)	$—	$77,881
Nettable derivative liabilities:
Open sale and purchase commitments	$4,274	$(542)	$—	$3,732	$2,271	$(1,418)	$—	$853
Margin accounts	20,241	—	(16,678)	3,563	17,681	—	(13,240)	4,441
Futures contracts	1,800	—	—	1,800	1,161	—	—	1,161
Forward contracts	19,813	—	—	19,813	1,621	—	—	1,621
	$46,128	$(542)	$(16,678)	$28,908	$22,734	$(1,418)	$(13,240)	$8,076

Gains or Losses on Derivative Instruments

The Company records the derivative at the trade date with corresponding unrealized gains or losses shown as a component of cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed, and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, and the net realized gains and losses for futures contracts are recorded in cost of sales.

Below is a summary of the net gains (losses) on derivative instruments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Gains (losses) on derivative instruments:
Unrealized losses on open futures commodity and forward contracts and open sale and purchase commitments, net	$(70,943)	$(3,004)	$(73,978)	$(76,561)
Realized gains (losses) on futures commodity contracts, net	13,654	(12,220)	6,183	31,181
	$(57,289)	$(15,224)	$(67,795)	$(45,380)

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

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk (in thousands):

	December 31, 2023	June 30, 2023
Inventories	$1,110,350	$981,643
Precious metals held under financing arrangements	19,520	25,530
	1,129,870	1,007,173
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(732)	(948)
Premium on metals position	(34,760)	(29,358)
Precious metal value not hedged	(35,492)	(30,306)

Commitments at market:
Open inventory purchase commitments	797,574	921,108
Open inventory sales commitments	(320,679)	(587,392)
Margin sale commitments	(20,241)	(17,682)
In-transit inventory no longer subject to market risk	(7,035)	(5,505)
Unhedgeable premiums on open commitment positions	12,887	11,224
Borrowed precious metals	(24,215)	(21,642)
Product financing arrangements	(518,613)	(335,831)
Advances on industrial metals	1,007	698
	(79,315)	(35,022)

Precious metal subject to price risk	1,015,063	941,845

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	854,084	767,767
Precious metals futures contracts at market values	158,368	170,466
Total market value of derivative financial instruments	1,012,452	938,233

Net precious metals subject to commodity price risk	$2,611	$3,612

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of December 31, 2023 and June 30, 2023, the Company had the following outstanding commitments and open forward and futures contracts (in thousands):

	December 31, 2023	June 30, 2023
Purchase commitments	$797,574	$921,108
Sales commitments	$(320,679)	$(587,392)
Margin sales commitments	$(20,241)	$(17,682)
Open forward contracts	$854,084	$767,767
Open futures contracts	$158,368	$170,466

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheets. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. As of December 31, 2023, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

	December 31, 2023	June 30, 2023
Foreign exchange forward contracts	$6,407	$7,101
Open sale and purchase commitment transactions, net	$6,850	$5,611

13. INCOME TAXES

Net income from operations before provision for income taxes is shown below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
U.S.	$18,422	$43,139	$42,350	$101,129
Foreign	6	8	13	26
	$18,428	$43,147	$42,363	$101,155

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate are shown below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Current:
Federal	$3,965	$8,519	$8,352	$19,903
State and local	497	1,014	1,057	2,394
Foreign	5	17	10	24
Income tax expense	$4,467	$9,550	$9,419	$22,321

Effective income tax rate	24.2%	22.1%	22.2%	22.1%

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three and six months ended December 31, 2023 and 2022 primarily due to the excess tax benefit from share-based compensation and the foreign derived intangible income special deduction, partially offset by Section 162(m) executive compensation disallowance, state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

Income Taxes Receivable and Payable

As of December 31, 2023 and June 30, 2023, we had an income tax receivable of $1.0 million and payable of $1.0 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2023 and June 30, 2023, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of December 31, 2023, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a federal deferred tax liability of $14.4 million and a state deferred tax liability of $2.3 million. As of June 30, 2023, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a federal deferred tax liability of $14.4 million and a state deferred tax liability of $2.3 million.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its condensed consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. As of December 31, 2023, there have been no material changes to our unrecognized tax benefits or any related interest or penalties since June 30, 2023.

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
2)
Equity method investees. As of December 31, 2023, the Company had six investments in privately-held entities which have been determined to be equity method investees and related parties.

Our related party transactions primarily include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, and (iv) hedging transactions. Below is a summary of our related party transactions. The amounts presented for each period reflect each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

Our related party net receivables and payables balances were as shown below (in thousands):

	December 31, 2023				June 30, 2023
	Receivables		Payables		Receivables		Payables
Stack's Bowers Galleries	$—		$312		$534	(1)	$—
Equity method investees	2,186	(1)	4,739	(2)	737	(1)	2,977	(2)
	$2,186		$5,051		$1,271		$2,977

(1)
Balance includes trade receivables and other receivables, net
(2)
Balance includes note payables, trade payables, and other payables, net

Long-term Investments

As of December 31, 2023 and June 30, 2023, the aggregate carrying balance of the equity method investments was $91.6 million and $88.3 million, respectively. (See Note 10.)

Other Long-term Assets

As of December 31, 2023 and June 30, 2023, the fair value of the option to purchase an additional 27.6% ownership interest in Silver Gold Bull, Inc. was $5.3 million and $5.3 million, respectively. This option was acquired in June 2022 in conjunction with the Company’s acquisition of an additional 40% ownership interest in Silver Gold Bull, Inc., and is exercisable between December 2023 and September 2024. As of December 31, 2023, this option remained unexercised. (See Note 10.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards and sports memorabilia to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The term of the CCP Note expires on April 1, 2024 and may be extended by mutual agreement. As of December 31, 2023 and June 30, 2023 the outstanding principal balance of the CCP Note was $3.2 million and $0.5 million, respectively.

Activity with Related Parties

Sales and Purchases

Our sales and purchases with companies deemed to be related parties were as follows (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$30,755	$16,331	$30,332	$9,255	$70,938	$22,870	$64,255	$16,104
Equity method investees	298,853	10,136	198,608	5,883	644,203	22,588	420,715	15,108
	$329,608	$26,467	$228,940	$15,138	$715,141	$45,458	$484,970	$31,212

Interest Income

We earned interest income from related parties as set forth below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Interest income from finance products and repurchase arrangements	$2,528	$1,628	$5,142	$3,433

Selling, General, and Administrative

The Company incurred selling, general, and administrative expense related to its subleasing agreement with Stack's Bower Galleries of $12,000 and $10,000 during the three months ended December 31, 2023 and 2022, respectively, and $24,000 and $10,000 during the six months ended December 31, 2023 and 2022, respectively.

Interest Expense

The Company incurred interest expense related to its note with CCP of $10,000 and $8,000 during the three months ended December 31, 2023 and 2022, respectively, and $12,000 and $23,000 during the six months ended December 31, 2023 and 2022, respectively.

Equity Method Investments — Earnings, Dividends and Distributions Received

The Company's proportional share of our equity method investee's net income totaled $0.8 million and $4.7 million during the three months ended December 31, 2023 and 2022, respectively, and $3.5 million and $7.3 million, during the six months ended December 31, 2023 and 2022, respectively.

The Company received dividend and distribution payments from our equity method investees that totaled, in the aggregate, $0.0 million and $0.0 million during the three months ended December 31, 2023 and 2022, respectively, and $0.3 million and $0.6 million during the six months ended December 31, 2023 and 2022, respectively.

Other Income

The Company earned royalty and consulting services income from related parties that totaled $0.4 million and $0.8 million during the three months ended December 31, 2023 and 2022, respectively, and $0.7 million and $1.4 million during the six months ended December 31, 2023 and 2022, respectively.

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

The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by all of the Company's subsidiaries, with the exception of AMCF. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of December 31, 2023, the interest rate on our Trading Credit Facility was approximately 7.8% and the daily SOFR rate was approximately 5.4%.

The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. We routinely use funds drawn under the Trading Credit Facility to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $298.0 million and $235.0 million at December 31, 2023 and June 30, 2023, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $52.0 million and $115.0 million as determined on December 31, 2023 and June 30, 2023, respectively. As of December 31, 2023 and June 30, 2023, the remaining unamortized balance of loan costs was approximately $4.3 million and $2.4 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of December 31, 2023.

Interest expense related to the Company’s Trading Credit Facility totaled $5.9 million and $3.5 million which represents 58.3% and 49.0% of the total interest expense recognized for the three months ended December 31, 2023 and 2022, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate of 8.66% and 7.27% for the three months ended December 31, 2023 and 2022, respectively.

Interest expense related to the Company’s Trading Credit Facility totaled $11.6 million and $6.0 million which represents 58.2% and 45.0% of the total interest expense recognized for the six months ended December 31, 2023 and 2022, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate of 8.43% and 6.46% for the six months ended December 31, 2023 and 2022, respectively.

Notes Payable - AMCF Notes

In September 2018, AM Capital Funding, LLC (“AMCF”), a wholly-owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes (collectively, the "AMCF Notes"): Series 2018-1, Class A (the “Class A Notes”) in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B (the “Class B Notes”) in the aggregate principal amount of $28.0 million. The Class A Notes bore interest at a rate of 4.98% and the Class B Notes bore interest at a rate of 5.98%. The AMCF Notes were repaid in full in December 2023.

For the three months ended December 31, 2023 and 2022, interest expense related to the AMCF Notes (including loan amortization costs) totaled $1.1 million and $1.5 million, which represents 11.1% and 20.4% of the total interest expense recognized by the Company, respectively. For the three months ended December 31, 2023 and 2022, the AMCF Notes' weighted-average effective interest rate was 5.88% and 5.88%, respectively.

For the six months ended December 31, 2023 and 2022, interest expense related to the AMCF Notes (including loan amortization costs) totaled $2.5 million and $2.9 million, which represents 12.5% and 22.0% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2023 and 2022, the AMCF Notes' weighted-average effective interest rate was 5.88% and 5.88%, respectively.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed metals with market values totaling $24.2 million as of December 31, 2023, with corresponding metals totaling $0.0 million and $24.2 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated December 31, 2023 balance sheet. The Company recorded liabilities on borrowed metals with market values totaling $21.6 million as of June 30, 2023 with corresponding metals totaling $0.0 million and $21.6 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated June 30, 2023 balance sheet.

For the three months ended December 31, 2023 and 2022, the interest expense related to liabilities on borrowed metals totaled $0.4 million and $0.5 million, which represents 3.6% and 6.4% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2023 and 2022, the interest expense related to liabilities on borrowed metals totaled $0.9 million and $0.9 million, which represents 4.6% and 6.5% of the total interest expense recognized by the Company, respectively.

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

Liabilities on Borrowed Metals — Other

Liabilities may also arise from: (i) unallocated metal positions held by customers in the Company’s inventory, (ii) amounts due to suppliers for the use of their consigned inventory, and (iii) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or in cash.

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory upon demand at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $518.6 million and $335.8 million as of December 31, 2023 and June 30, 2023, respectively.

For the three months ended December 31, 2023 and 2022, the interest expense related to product financing arrangements totaled $2.5 million and $1.4 million, which represents 24.9% and 19.7% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2023 and 2022, the interest expense related to product financing arrangements totaled $4.5 million and $2.9 million, which represents 22.3% and 21.3% of the total interest expense recognized by the Company, respectively.

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

On August 17, 2023, the Company's board of directors also declared a regular cash dividend of $0.20 per share of common stock to stockholders of record at the close of business on October 10, 2023. The dividend was paid on October 24, 2023 and totaled $4.6 million.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. The share repurchase program was initially announced on May 8, 2018. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of December 31, 2023, 1,052,905 remain authorized for repurchase under the program.

During the six months ended December 31, 2023, we repurchased 611,360 shares under the program for $16.9 million. From inception of the program through December 31, 2023, we repurchased a total of 947,095 shares for $26.7 million.

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

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of December 31, 2023, 1,268,132 stock options and 101,367 restricted stock units were outstanding, and 1,709,003 shares were available for issuance of new awards under the 2014 Plan.

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

The Company incurred compensation expense related to stock options of $0.2 million and $0.3 million during the three months ended December 31, 2023 and 2022, and $0.4 million and $0.6 million during the six months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was total remaining compensation expense of $0.4 million related to employee stock options, which will be recorded over a weighted-average vesting period of approximately 0.6 years.

The following table summarizes stock option activity:

	Options	Weighted-Average Exercise Price Per Share		Aggregate Intrinsic Value (in thousands)	Weighted-Average Grant Date Fair Value Per Award
Fiscal 2023
Outstanding at June 30, 2022	1,779,460	$7.84	(1)	$43,433	$3.51
Exercises	(208,670)	$5.44		$5,112	$3.11
Outstanding at December 31, 2022	1,570,790	$7.03		$43,511	$3.56
Exercisable at December 31, 2022	1,039,301	$5.98		$29,855	$2.90
Fiscal 2024
Outstanding at June 30, 2023	1,446,260	$7.11		$43,882	$3.58
Exercises	(178,128)	$5.95		$5,056	$3.58
Outstanding at December 31, 2023	1,268,132	$7.27		$29,234	$3.58
Exercisable at December 31, 2023	1,097,464	$5.43		$27,244	$2.77

(1) On September 9, 2022 a required adjustment to the outstanding options was triggered as a result of the non-recurring special divided that lowered the exercise strike price by $1.00.

The following table summarizes information about stock options:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$—	$5.00	584,862	5.66	$1.99	584,862	5.66	$1.99
$5.01	$7.50	44,600	2.37	$6.37	44,600	2.37	$6.37
$7.51	$12.50	416,668	2.32	$8.85	416,668	2.32	$8.85
$12.51	$30.00	212,002	6.91	$17.40	51,334	5.93	$15.94
$30.01	$50.00	10,000	9.10	$39.69	—	—	$—
		1,268,132	4.68	$7.27	1,097,464	4.27	$5.43

The following table summarizes nonvested stock option activity:

	Options	Weighted-Average Grant Date Fair Value Per Award
Nonvested outstanding at June 30, 2023	270,669	$8.14
Vested	(100,001)	$7.04
Nonvested outstanding at December 31, 2023	170,668	$8.78

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

The Company incurred compensation expense related to RSUs of $0.2 million and $0.2 million during the three months ended December 31, 2023 and 2022, and $0.7 million and $0.5 million during the six months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there is $1.4 million remaining compensation expense related to RSUs, which will be recorded over a weighted-average vesting period of approximately 1.5 years.

The following table summarizes RSU activity:

	Awards Outstanding	Weighted-Average Fair Value per Unit at Grant Date
Fiscal 2023
Nonvested outstanding at June 30, 2022	56,093	$32.58
Granted	16,398	$29.27
Vested & deferred (1)	(13,416)	$35.76
Nonvested outstanding at December 31, 2022	59,075	$30.94
Vested but subject to deferred settlement at December 31, 2022 (1)	29,314	$24.55
Outstanding at December 31, 2022	88,389	$28.82
Fiscal 2024
Nonvested outstanding at June 30, 2023 (2)	63,587	$32.37
Granted	18,891	$25.41
Vested & delivered	(10,481)	$30.53
Vested & deferred (1)	(12,486)	$28.83
Nonvested outstanding at December 31, 2023 (2)	59,511	$31.23
Vested but subject to deferred settlement at December 31, 2023 (1)	41,856	$25.80
Outstanding at December 31, 2023 (2)	101,367	$28.99

(1) Certain RSU holders elected to defer settlement of the RSUs to a specified date. The DSU holder is contractually obligated to defer settlement of the DSUs to a specified date following the holder’s termination of service.

(2) Includes 9,397 RSUs that vest based on continuous employment and achievement of non-market performance goals through June 30, 2024, 2025, and 2026.

Cash Incentive Bonus Award

Effective in the first quarter of fiscal 2024, a cash incentive bonus is payable at the end of the fiscal 2024-2027 employment term of our chief executive officer ("CEO") (subject to acceleration in the event of certain terminations of employment or a change in control) equal to two percent of the total stockholder return on the outstanding shares at June 30, 2023, including dividends paid during the employment term, minus the total salary and annual cash bonuses that were paid to our CEO for services during the employment term. This award is analogous to a cash-settled stock appreciation right with a base price that is at a premium over the market price of our shares at the grant date, such premium being measured by the direct cash compensation paid to the CEO during the four-year term. The award is generally equivalent to stock appreciation rights on 466,728 shares with a base price of $36.32, including dividend equivalents but subject to adjustment for the specified compensation offsets.

The fair value of this liability award is estimated with a Black-Scholes valuation model that uses certain assumptions, such as expected volatility, risk-free interest rate, life of the award, dividend rate and strike price. The Company also estimates the most probable aggregate total of the performance bonus to be paid over the performance period in determining the strike price of the award. The grant date fair value of this liability award was $5.7 million. The fair value of this liability award was $3.1 million as of December 31, 2023 resulting from the following assumptions: a performance bonus estimate of $4.0 million to be paid over the four-year term, a risk-free rate of 3.9%, and an equity volatility of 50.0%.

Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating due to remeasurement of fair value at the end of each reporting period because the award is classified as a liability. During the three and six months ended December 31, 2023, the Company recognized $0.2 million and $0.4 million of compensation expense related to this cash incentive bonus award, respectively.

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

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentrations

The following customer provided 10 percent or more of the Company's revenues (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$2,078,815	100.0%	$1,949,705	100.0%	$4,563,433	100.0%	$3,850,056	100.0%
Customer concentrations
HSBC Bank (1)	$457,363	22.0%	$288,839	14.8%	1,056,411	23.1%	423,363	11.0%

(1) Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales and Ancillary Services segment.

The following customers provided 10 percent or more of the Company's accounts receivable balances (in thousands):

	December 31, 2023		June 30, 2023
	Amount	Percent	Amount	Percent
Total accounts receivable	$42,720	100.0%	$35,243	100.0%
Customer concentrations
Bank of America	$6,570	15.4%	$—	—%
Morgan Stanley	$5,470	12.8%	$—	—%

The following customers accounted for 10 percent or more of the Company's secured loans receivable (in thousands):

	December 31, 2023		June 30, 2023
	Amount	Percent	Amount	Percent
Total secured loans	$106,565	100.0%	$100,620	100.0%
Customer concentrations
Customer A	$12,500	11.7%	$11,500	11.4%
Customer B	$13,500	12.7%	$13,500	13.4%

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

Revenue

in thousands	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
Revenue by segment (1)
Wholesale Sales & Ancillary Services	$1,961,494		$1,806,240		$4,348,817		$3,614,999
Eliminations of inter-segment sales	(253,310)		(306,714)		(481,561)		(643,158)
Wholesale Sales & Ancillary Services, net of eliminations (2)	1,708,184		1,499,526		3,867,256		2,971,841
Direct-to-Consumer	370,631	(a)	450,179	(b)	696,177	(c)	878,215	(d)
	$2,078,815		$1,949,705		$4,563,433		$3,850,056

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $1.8 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $0.2 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Includes $3.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)
Includes $0.6 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue by geographic region
United States	$1,086,895	$1,095,442	$2,338,694	$2,321,750
Europe	849,355	633,221	1,936,061	1,117,430
North America, excluding United States	127,430	208,480	263,796	394,644
Asia Pacific	13,998	7,335	22,502	9,781
Australia	1,137	5,227	2,380	6,451
	$2,078,815	$1,949,705	$4,563,433	$3,850,056

Gross Profit and Gross Margin Percentage

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$22,245	$31,268	$48,327	$67,293
Eliminations and adjustments	1,639	(3,852)	3,904	(5,371)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	23,884	27,416	52,231	61,922
Direct-to-Consumer, net of eliminations	22,157	36,553	43,215	78,639
	$46,041	$63,969	$95,446	$140,561
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	1.134%	1.731%	1.111%	1.861%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	1.398%	1.828%	1.351%	2.084%
Direct-to-Consumer	5.978%	8.120%	6.207%	8.954%
Consolidated gross margin percentage	2.215%	3.281%	2.092%	3.651%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Operating income (expenses) by segment
Wholesale Sales & Ancillary Services	$(13,112)	$(6,609)	$(24,649)	$(11,899)
Eliminations	(23)	(56)	(68)	(114)
Wholesale Sales & Ancillary Services, net of eliminations	$(13,135)	$(6,665)	$(24,717)	$(12,013)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general and administrative expenses	$(10,577)	$(9,571)	$(21,164)	$(16,949)
Depreciation and amortization expense	(313)	(238)	(610)	(456)
Interest income	3,573	2,814	6,981	5,480
Interest expense	(6,960)	(4,410)	(13,723)	(7,717)
Earnings from equity method investments	777	4,669	3,492	7,344
Other income, net	260	70	296	70
Unrealized gains on foreign exchange	105	1	11	215
	$(13,135)	$(6,665)	$(24,717)	$(12,013)
Direct-to-Consumer
Selling, general and administrative expenses	$(11,444)	$(10,724)	$(22,310)	$(20,725)
Depreciation and amortization expense	(2,410)	(2,934)	(4,817)	(5,812)
Interest expense	(793)	(966)	(1,895)	(1,733)
Other expense, net	—	(12)	—	(12)
	$(14,647)	$(14,636)	$(29,022)	$(28,282)
Secured Lending
Selling, general and administrative expenses	$(375)	$(518)	$(767)	$(923)
Depreciation and amortization expense	(88)	(88)	(176)	(176)
Interest income	2,738	2,170	5,432	4,600
Interest expense	(2,415)	(1,860)	(4,373)	(3,916)
Earnings (losses) from equity method investments	—	—	(6)	2
Other income, net	309	775	546	1,302
	$169	$479	$656	$889

Net Income Before Provision for Income Taxes

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$10,749	$20,751	$27,514	$49,909
Direct-to-Consumer	7,510	21,917	14,193	50,357
Secured Lending	169	479	656	889
	$18,428	$43,147	$42,363	$101,155

Advertising Expense

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(674)	$(380)	$(1,285)	$(591)
Direct-to-Consumer	(3,082)	(3,766)	(6,372)	(7,031)
Secured Lending	(59)	(59)	(111)	(128)
	$(3,815)	$(4,205)	$(7,768)	$(7,750)

Capital Expenditures for Property, Plant, and Equipment

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Capital expenditures for property, plant, and equipment by segment
Wholesale Sales & Ancillary Services	$1,629	$1,275	$3,145	$1,514
Direct-to-Consumer	309	460	679	1,148
	$1,938	$1,735	$3,824	$2,662

Precious Metals Held Under Financing Arrangements

in thousands
	December 31, 2023	June 30, 2023
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$19,520	$10,580
Secured Lending	—	14,950
	$19,520	$25,530

Inventories

in thousands
	December 31, 2023	June 30, 2023
Inventories by segment
Wholesale Sales & Ancillary Services	$1,003,548	$815,576
Direct-to-Consumer	106,802	109,226
Secured Lending	—	56,841
	$1,110,350	$981,643

in thousands
	December 31, 2023	June 30, 2023
Inventories by geographic region
United States	$1,039,570	$938,177
North America, excluding United States	27,889	20,787
Europe	29,144	18,454
Asia	13,747	4,139
Australia	—	86
	$1,110,350	$981,643

Total Assets

in thousands
	December 31, 2023	June 30, 2023
Total assets by segment
Wholesale Sales & Ancillary Services	$1,275,504	$1,110,615
Eliminations	(253,420)	(214,009)
Wholesale Sales & Ancillary Services, net of eliminations	1,022,084	896,606
Direct-to-Consumer	492,262	471,796
Secured Lending	109,512	177,169
	$1,623,858	$1,545,571

in thousands
	December 31, 2023	June 30, 2023
Total assets by geographic region
United States	$1,551,397	$1,500,555
North America, excluding United States	27,889	20,787
Europe	30,825	20,004
Asia	13,747	4,139
Australia	—	86
	$1,623,858	$1,545,571

Long-term Assets

in thousands
	December 31, 2023	June 30, 2023
Long-term assets by segment
Wholesale Sales & Ancillary Services	$126,000	$116,189
Direct-to-Consumer	155,485	159,918
Secured Lending	2,092	2,273
	$283,577	$278,380

in thousands
	December 31, 2023	June 30, 2023
Long-term assets by geographic region
United States	$283,575	$278,378
Europe	2	2
	$283,577	$278,380

Goodwill

in thousands
	December 31, 2023	June 30, 2023
Goodwill by segment
Wholesale Sales & Ancillary Services	$8,881	$8,881
Direct-to-Consumer(1)	92,062	92,062
	$100,943	$100,943

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	December 31, 2023	June 30, 2023
Intangible assets by segment
Wholesale Sales & Ancillary Services	$2,647	$2,687
Direct-to-Consumer(1)	55,652	59,943
	$58,299	$62,630

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.
20. SUBSEQUENT EVENTS

Dividends

On January 29, 2024, the Company paid a regular cash dividend of $0.20 per share to stockholders of record as of January 16, 2024.

Proposed Transactions

On February 1, 2024, the Company and its affiliates Pinehurst Coin Exchange, Inc. ("Pinehurst") and Stack's Bowers Numismatics, LLC ("Stack's Bowers") entered into a non-binding letter of intent (the "LOI") with AMS Holding, LLC ("AMS"). Below is a summary of the three transactions contemplated by the LOI:

(i)
A-Mark would acquire 100% of the issued and outstanding equity interests of LPM Group Limited ("LPM"), a precious metals dealer with operations in Asia and wholly-owned subsidiary of AMS, for total upfront consideration of $41.5 million, consisting of $37.5 million in cash, subject to certain closing adjustments, and $4.0 million of A-Mark's common stock. The LOI also provides AMS the opportunity to earn an additional $37.5 million in cash based on achievement of certain EBITDA milestones for 2024, 2025, and 2026.
(ii)
Pinehurst, a distributor of certified coins of which A-Mark owns 49%, would acquire all of the assets of ModernCoinMart ("MCM") from AMS for $5.5 million, subject to certain closing adjustments. Assets to be acquired from MCM will include $3.0 million of inventory, along with MCM's customer list, brand name, and related intellectual property.
(iii)
A joint venture, consisting of A-Mark, Pinehurst, and Stack's Bowers, would acquire a common equity interest in AMS equivalent to 10% of the total, fully diluted common equity interest in AMS for approximately $6.0 million.

The transactions proposed in the LOI are subject to the negotiation and execution of definitive agreements and customary closing conditions. Subject to the satisfaction of these conditions, including, in the case of the LPM transaction, the approval of the lenders under A-Mark's Trading Credit Facility, the transactions are expected to close in February 2024. No assurance can be given that the transactions contemplated by the LOI will be consummated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, estimates and beliefs, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this Quarterly Report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy, and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-Q.

In addition to the risks and uncertainties that may ordinarily influence our business, macroeconomic uncertainty and volatility in the financial markets generally have contributed to an increase in the business conducted by the Company, but also pose certain risks and uncertainties for the Company. While macroeconomic uncertainty and market volatility have continued, its effects on our business have been less pronounced in recent periods. The Company cannot predict the periods during which such increased volatility will occur or the level of such increased volatility, the effect of such volatility and macroeconomic uncertainty on the Company, or whether other effects on the Company and its businesses will materialize in the short or long term.

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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of December 31, 2023, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.

•
Critical accounting policies and estimates. This section discusses critical accounting policies that are considered both important to our financial condition and results of operations and require management to make significant judgment and estimates. All of our significant accounting policies, including the critical accounting policies, are also summarized in Note 2 to the Company’s condensed consolidated financial statements.
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

Through its wholly-owned subsidiary AMST, the Company designs and produces minted silver products. Our Silver Towne Mint operations allow us to provide greater product selection to our customers and greater pricing stability within the supply chain, as well as to gain increased access to fabricated silver products during volatile market environments, which have historically created higher demand for precious metals products.

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

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC, including its wholly-owned subsidiary, CFC Alternative Investments (“CAI”) (collectively “CFC”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of December 31, 2023, CFC had approximately $106.6 million in secured loans outstanding, of which approximately 20.2% were acquired from third parties (some of which may be customers of A-Mark) and approximately 79.8% were originated by CFC.

CAI is a holding company that has an equity method interest in Collectible Card Partners, LLC (“CCP”). CCP provides capital to fund commercial loans secured by graded sports cards and sports memorabilia. CCP commenced operations in fiscal 2022.

AM Capital Funding, LLC (“AMCF”), a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued and administered Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively referred to as the "AMCF Notes"). The AMCF Notes were repaid in full in December 2023. AMCF is currently inactive. See Note 15 to the Company’s condensed consolidated financial statements for additional information.

Our Strategy

The Company was formed in 1965 and has grown into a significant participant in the bullion and coin markets, with $9.3 billion in revenues for fiscal year 2023. We have remained active in seeking investment opportunities to strategically enhance our business, and also continue to focus on growth in the volume of our business, our geographic presence, the scope of complementary products, services, and technological tools that we offer to our customers. In doing so, we seek to leverage off the strengths of our existing integrated operations, which span trading, distribution, logistics, minting, storage, hedging, financing, and consignment products and services, including:

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

The Company sells precious metals on forward contracts at a fixed price based on current prevailing precious metal spot prices with a certain delivery date in the future (up to six months from inception date of the forward contract). The Company also uses other derivative products (primarily futures contracts) or combinations thereof to hedge commodity risks. We enter into these forward and futures contracts as part of our hedging strategy to mitigate our price risk of holding inventory; they are not entered into for speculative purposes.

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

Volatility also affects our gross profit. Although conditions may fluctuate from period to period, greater volatility typically causes the premium spreads to widen resulting in an increase in the gross profit. Product supply constraints during extended periods of higher volatility have historically resulted in a heightening of wider premium spreads and increases in gross profit.

Interest Income. The Company enters into secured loans and secured financing structures with its customers under which it charges interest. CFC originates loans and acquires loan portfolios that are secured by precious metal bullion and numismatic material owned by the borrowers and held by the Company for the term of the loan. Additionally, AMCF acquired certain loans from CFC that were secured by precious metal bullion to meet the collateral requirements of the AMCF Notes. Also, the Company offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products whereby the Company earns a fee based on the underlying value of the precious metal ("repurchase arrangements with customers").

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

Macroeconomic Volatility

Continued macroeconomic uncertainty and the volatility in the financial markets in recent years have positively affected the Company’s trading revenues and gross profit as the volatility of the price of precious metals and numismatics typically results in an increase in the spread between bid and ask prices on these products. Although conditions may fluctuate from period to period, when volatility is high, we generally experience increased demand for products in each of our coin and bar, industrial, and retail businesses. We attribute this to certain customers seeking to assure a supply of precious metals necessary for the operation of their businesses, and other customers, particularly in Goldline and our JMB retail units, seeking the safety of investments in precious metals. In response to the heightened demand, in certain cases prices for the products we sell have also risen. While macroeconomic uncertainty has continued, its effects on our business has been less pronounced in recent periods. We are uncertain of the duration of these conditions, or their continuing effects on our business.

RESULTS OF OPERATIONS

Overview of Results of Operations

Consolidated Results of Operations for the Three Months Ended December 31, 2023 and 2022

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,078,815	100.000%	$1,949,705	100.000%	$129,110	6.6%
Gross profit	46,041	2.215%	63,969	3.281%	$(17,928)	(28.0%)
Selling, general, and administrative expenses	(22,396)	(1.077%)	(20,813)	(1.067%)	$1,583	7.6%
Depreciation and amortization expense	(2,811)	(0.135%)	(3,260)	(0.167%)	$(449)	(13.8%)
Interest income	6,311	0.304%	4,984	0.256%	$1,327	26.6%
Interest expense	(10,168)	(0.489%)	(7,236)	(0.371%)	$2,932	40.5%
Earnings from equity method investments	777	0.037%	4,669	0.239%	$(3,892)	(83.4%)
Other income, net	569	0.027%	833	0.043%	$(264)	(31.7%)
Unrealized gains on foreign exchange	105	0.005%	1	0.000%	$104	10,400.0%
Net income before provision for income taxes	18,428	0.886%	43,147	2.213%	$(24,719)	(57.3%)
Income tax expense	(4,467)	(0.215%)	(9,550)	(0.490%)	$(5,083)	(53.2%)
Net income	13,961	0.672%	33,597	1.723%	$(19,636)	(58.4%)
Net income attributable to noncontrolling interest	195	0.009%	116	0.006%	$79	68.1%
Net income attributable to the Company	$13,766	0.662%	$33,481	1.717%	$(19,715)	(58.9%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$0.60		$1.43		$(0.83)	(58.0%)
Diluted	$0.57		$1.35		$(0.78)	(57.8%)

Performance Metrics:(1)
Gold ounces sold(2)	450,000		565,000		(115,000)	(20.4%)
Silver ounces sold(3)	26,575,000		38,137,000		(11,562,000)	(30.3%)
Inventory turnover ratio(4)	1.9		2.4		(0.5)	(20.8%)
Number of secured loans at period end(5)	715		1,049		(334)	(31.8%)

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
(5)
Number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the period.

Consolidated Results of Operations for the Six Months Ended December 31, 2023 and 2022

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$4,563,433	100.000%	$3,850,056	100.000%	$713,377	18.5%
Gross profit	95,446	2.092%	140,561	3.651%	$(45,115)	(32.1%)
Selling, general, and administrative expenses	(44,241)	(0.969%)	(38,597)	(1.003%)	$5,644	14.6%
Depreciation and amortization expense	(5,603)	(0.123%)	(6,444)	(0.167%)	$(841)	(13.1%)
Interest income	12,413	0.272%	10,080	0.262%	$2,333	23.1%
Interest expense	(19,991)	(0.438%)	(13,366)	(0.347%)	$6,625	49.6%
Earnings from equity method investments	3,486	0.076%	7,346	0.191%	$(3,860)	(52.5%)
Other income, net	842	0.018%	1,360	0.035%	$(518)	(38.1%)
Unrealized gains on foreign exchange	11	0.000%	215	0.006%	$(204)	(94.9%)
Net income before provision for income taxes	42,363	0.928%	101,155	2.627%	$(58,792)	(58.1%)
Income tax expense	(9,419)	(0.206%)	(22,321)	(0.580%)	$(12,902)	(57.8%)
Net income	32,944	0.722%	78,834	2.048%	$(45,890)	(58.2%)
Net income attributable to noncontrolling interest	351	0.008%	228	0.006%	$123	53.9%
Net income attributable to the Company	$32,593	0.714%	$78,606	2.042%	$(46,013)	(58.5%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$1.40		$3.35		$(1.95)	(58.2%)
Diluted	$1.34		$3.18		$(1.84)	(57.9%)

Performance Metrics:(1)
Gold ounces sold(2)	945,000		1,194,000		(249,000)	(20.9%)
Silver ounces sold(3)	56,953,000		74,054,000		(17,101,000)	(23.1%)
Inventory turnover ratio(4)	4.3		4.5		(0.2)	(4.4%)
Number of secured loans at period end(5)	715		1,049		(334)	(31.8%)

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
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,078,815	100.000%	$1,949,705	100.000%	$129,110	6.6%
Performance Metrics
Gold ounces sold	450,000		565,000		(115,000)	(20.4%)
Silver ounces sold	26,575,000		38,137,000		(11,562,000)	(30.3%)

Revenues for the three months ended December 31, 2023 increased $129.1 million, or 6.6%, to $2.079 billion from $1.950 billion in 2022. Excluding an increase of $231.6 million of forward sales, our revenues decreased $102.5 million, or 7.3%, which was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver.

Gold ounces sold for the three months ended December 31, 2023 decreased 115,000 ounces, or 20.4%, to 450,000 ounces from 565,000 ounces in 2022. Silver ounces sold for the three months ended December 31, 2023 decreased 11,562,000 ounces, or 30.3%, to 26,575,000 ounces from 38,137,000 ounces in 2022. On average, the selling prices for gold increased by 13.9% and selling prices for silver increased by 13.1% during the three months ended December 31, 2023 as compared to the prior year.

JMB's revenue represented 16.3% and 21.3% of the Company's consolidated revenue for the three months ended December 31, 2023 and 2022, respectively.

in thousands, except performance metrics
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$4,563,433	100.000%	$3,850,056	100.000%	$713,377	18.5%
Performance Metrics
Gold ounces sold	945,000		1,194,000		(249,000)	(20.9%)
Silver ounces sold	56,953,000		74,054,000		(17,101,000)	(23.1%)

Revenues for the six months ended December 31, 2023 increased $713.4 million, or 18.5%, to $4.563 billion from $3.850 billion in 2022. Excluding an increase of $891.6 million of forward sales, our revenues decreased $178.2 million, or 6.1%, which was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver.

Gold ounces sold for the six months ended December 31, 2023 decreased 249,000 ounces, or 20.9%, to 945,000 ounces from 1,194,000 ounces in 2022. Silver ounces sold for the six months ended December 31, 2023 decreased 17,101,000 ounces, or 23.1%, to 56,953,000 ounces from 74,054,000 ounces in 2022. On average, the selling prices for gold increased by 12.0% and selling prices for silver increased by 13.9% during the six months ended December 31, 2023 as compared to the prior year.

JMB's revenue represented 13.9% and 20.9% of the Company's consolidated revenue for the six months ended December 31, 2023 and 2022, respectively.

Gross Profit

in thousands, except performance metric
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$46,041	2.215%	$63,969	3.281%	$(17,928)	(28.0%)
Performance Metric
Inventory turnover ratio	1.9		2.4		(0.5)	(20.8%)

Gross profit for the three months ended December 31, 2023 decreased $17.9 million, or 28.0%, to $46.0 million from $64.0 million in 2022. The overall gross profit decrease was due to lower gross profits earned from both the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage for the three months ended December 31, 2023 decreased by 106.6 basis points to 2.215% from 3.281% in 2022. Excluding an increase of $231.6 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended December 31, 2023 decreased by 101.8 basis points to 3.532% from 4.550%, which was primarily due to lower premium spreads, partially offset by higher trading profits. JMB’s retail market activity represented 41.1% and 50.7%, respectively, of the Company’s consolidated gross profit for the three months ended December 31, 2023 and 2022.

Our inventory turnover rate for the three months ended December 31, 2023 decreased by 20.8% to 1.9 from 2.4 in 2022. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances held under product financing arrangements, partially offset by higher forward sales.

in thousands, except performance metric
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$95,446	2.092%	$140,561	3.651%	$(45,115)	(32.1%)
Performance Metric
Inventory turnover ratio	4.3		4.5		(0.2)	(4.4%)

Gross profit for the six months ended December 31, 2023 decreased $45.1 million, or 32.1%, to $95.4 million from $140.6 million in 2022. The overall gross profit decrease was due to lower gross profits earned from both the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage for the six months ended December 31, 2023 decreased by 155.9 basis points to 2.092% from 3.651% in 2022. Excluding an increase of $891.6 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the six months ended December 31, 2023 decreased by 132.6 basis points to 3.462% from 4.788%, which was primarily due to lower premium spreads, partially offset by higher trading profits. JMB’s retail market activity represented 38.3% and 49.2%, respectively, of the Company’s consolidated gross profit for the six months ended December 31, 2023 and 2022.

Our inventory turnover ratio for the six months ended December 31, 2023 decreased by 4.4% to 4.3 from 4.5 in 2022. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances held under product financing arrangements, partially offset by higher forward sales.

Selling, General and Administrative Expense

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(22,396)	(1.077%)	$(20,813)	(1.067%)	$1,583	7.6%

Selling, general and administrative expenses for the three months ended December 31, 2023 increased $1.6 million, or 7.6%, to $22.4 million from $20.8 million in 2022. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $1.4 million, (ii) higher consulting and professional fees of $0.6 million, and (iii) an increase in information technology costs of $0.4 million, partially offset by (iv) a decrease in insurance costs of $0.9 million and (v) lower advertising costs of $0.4 million.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(44,241)	(0.969%)	$(38,597)	(1.003%)	$5,644	14.6%

Selling, general and administrative expenses for the six months ended December 31, 2023 increased $5.6 million, or 14.6%, to $44.2 million from $38.6 million in 2022. The change was primarily due to: (i) an increase in consulting and professional fees of $2.6 million, (ii) an increase in compensation expense (including performance-based accruals) of $2.6 million, and (iii) an increase in information technology costs of $0.7 million, partially offset by (iv) a decrease in insurance costs of $0.5 million.

Depreciation and Amortization Expense

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(2,811)	(0.135%)	$(3,260)	(0.167%)	$(449)	(13.8%)

Depreciation and amortization expense for the three months ended December 31, 2023 decreased $0.4 million, or 13.8%, to $2.8 million from $3.3 million in 2022 primarily due to a $0.6 million decrease in JMB’s intangible asset amortization expense.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(5,603)	(0.123%)	$(6,444)	(0.167%)	$(841)	(13.1%)

Depreciation and amortization expense for the six months ended December 31, 2023 decreased $0.8 million, or 13.1%, to $5.6 million from $6.4 million in 2022 primarily due to a $1.1 million decrease in JMB’s intangible asset amortization expense.

Interest Income

in thousands, except performance metric
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$6,311	0.304%	$4,984	0.256%	$1,327	26.6%
Performance Metric
Number of secured loans at period-end	715		1,049		(334)	(31.8%)

Interest income for the three months ended December 31, 2023 increased $1.3 million, or 26.6%, to $6.3 million from $5.0 million in 2022. The aggregate increase in interest income was primarily due to a increase in other finance product income of $0.8 million and a increase in interest income earned by our Secured Lending segment of $0.6 million.

The interest income from our Secured Lending segment increased by $0.6 million, or 26.2%, compared with the prior year period. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to an increase in interest rates and higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 31.8% to 715 as of December 31, 2023, from 1,049 as of December 31, 2022.

in thousands, except performance metric
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$12,413	0.272%	$10,080	0.262%	$2,333	23.1%
Performance Metric
Number of secured loans at period-end	715		1,049		(334)	(31.8%)

Interest income for the six months ended December 31, 2023 increased $2.3 million, or 23.1%, to $12.4 million from $10.1 million in 2022. The aggregate increase in interest income was primarily due to an increase in other finance product income of $1.5 million and an increase in interest income earned by our Secured Lending segment of $0.8 million.

The interest income from our Secured Lending segment increased by $0.8 million, or 18.1%, compared with the prior year period. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to an increase in interest rates and higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 31.8% to 715 as of December 31, 2023, from 1,049 as of December 31, 2022.

Interest Expense

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(10,168)	(0.489%)	$(7,236)	(0.371%)	$2,932	40.5%

Interest expense for the three months ended December 31, 2023 increased $2.9 million, or 40.5%, to $10.2 million from $7.2 million in 2022. The increase in interest expense was primarily due to (i) an increase of $2.4 million associated with our Trading Credit Facility due to an increase in interest rates as well as increased borrowings and (ii) an increase of $1.1 million related to product financing arrangements, partially offset by (iii) a decrease of $0.3 million related to the AMCF Notes (including amortization of debt issuance costs) due to the repayment in December 2023.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(19,991)	(0.438%)	$(13,366)	(0.347%)	$6,625	49.6%

Interest expense for the six months ended December 31, 2023 increased $6.6 million, or 49.6%, to $20.0 million from $13.4 million in 2022. The increase in interest expense was primarily driven by each of the following components: (i) an increase of $5.6 million associated with our Trading Credit Facility due to an increase in interest rates as well as increased borrowings and (ii) an increase of $1.6 million related to product financing arrangements, partially offset by (iii) a decrease of $0.4 million related to the AMCF Notes (including amortization of debt issuance costs) due to the repayment in December 2023 and (iv) a $0.2 million decrease in loan servicing fees.

Earnings from Equity Method Investments

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$777	0.037%	$4,669	0.239%	$(3,892)	(83.4%)

Earnings from equity method investments for the three months ended December 31, 2023 decreased $3.9 million, or 83.4%, to $0.8 million from $4.7 million in 2022 due primarily to decreased earnings of our equity method investees.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$3,486	0.076%	$7,346	0.191%	$(3,860)	(52.5%)

Earnings from equity method investments for the six months ended December 31, 2023 decreased $3.9 million, or 52.5%, to $3.5 million from $7.3 million in 2022 due primarily to decreased earnings of our equity method investees.

Other Income, Net

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$569	0.027%	$833	0.043%	$(264)	(31.7%)

Other income, net for the three months ended December 31, 2023 decreased $0.3 million, or 31.7%, to $0.6 million from $0.8 million in 2022. The change in other income, net was not significant.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$842	0.018%	$1,360	0.035%	$(518)	(38.1%)

Other income, net for the six months ended December 31, 2023 decreased $0.5 million, or 38.1%, to $0.8 million from $1.4 million in 2022. The change in other income, net was not significant.

Income Tax Expense

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(4,467)	(0.215%)	$(9,550)	(0.490%)	$(5,083)	(53.2%)

Our income tax expense was $4.5 million and $9.6 million for the three months ended December 31, 2023 and 2022, respectively. Our effective tax rate was approximately 24.2% and 22.1% for the three months ended December 31, 2023 and 2022, respectively. For the three months ended December 31, 2023 and 2022, our effective tax rate differed from the federal statutory rate primarily due to the foreign derived intangible income special deduction and the excess tax benefit from share-based compensation, partially offset by Section 162(m) executive compensation disallowance, state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(9,419)	(0.206%)	$(22,321)	(0.580%)	$(12,902)	(57.8%)

Our income tax expense was $9.4 million and $22.3 million for the six months ended December 31, 2023 and 2022, respectively. Our effective tax rate was approximately 22.2% and 22.1% for the six months ended December 31, 2023 and 2022, respectively. For the six months ended December 31, 2023 and 2022, our effective tax rate differed from the federal statutory rate primarily due to the foreign derived intangible income special deduction and the excess tax benefit from share-based compensation, partially offset by Section 162(m) executive compensation disallowance, state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

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

Overview of Results of Operations for the Three Months Ended December 31, 2023 and 2022

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Three Months Ended December 31,	2023				2022				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$1,708,184	(a)	100.000%		$1,499,526	(b)	100.000%		$208,658	13.9%
Gross profit	23,884		1.398%	(c)	27,416		1.828%	(d)	$(3,532)	(12.9%)
Selling, general, and administrative expenses	(10,577)		(0.619%)		(9,571)		(0.638%)		$1,006	10.5%
Depreciation and amortization expense	(313)		(0.018%)		(238)		(0.016%)		$75	31.5%
Interest income	3,573		0.209%		2,814		0.188%		$759	27.0%
Interest expense	(6,960)		(0.407%)		(4,410)		(0.294%)		$2,550	57.8%
Earnings from equity method investments	777		0.045%		4,669		0.311%		$(3,892)	(83.4%)
Other income, net	260		0.015%		70		0.005%		$190	271.4%
Unrealized gains on foreign exchange	105		0.006%		1		0.000%		$104	10,400.0%
Net income before provision for income taxes	$10,749		0.629%		$20,751		1.384%		$(10,002)	(48.2%)

Performance Metrics:
Gold ounces sold(1)	334,000				435,000				(101,000)	(23.2%)
Silver ounces sold(2)	22,809,000				32,444,000				(9,635,000)	(29.7%)
Wholesale Sales ticket volume(3)	25,262				21,055				4,207	20.0%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $253.3 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.961 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $306.7 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.806 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.134% for the period.
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

Overview of Results of Operations for the Six Months Ended December 31, 2023 and 2022

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Six Months Ended December 31,	2023				2022				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$3,867,256	(a)	100.000%		$2,971,841	(b)	100.000%		$895,415	30.1%
Gross profit	52,231		1.351%	(c)	61,922		2.084%	(d)	$(9,691)	(15.7%)
Selling, general, and administrative expenses	(21,164)		(0.547%)		(16,949)		(0.570%)		$4,215	24.9%
Depreciation and amortization expense	(610)		(0.016%)		(456)		(0.015%)		$154	33.8%
Interest income	6,981		0.181%		5,480		0.184%		$1,501	27.4%
Interest expense	(13,723)		(0.355%)		(7,717)		(0.260%)		$6,006	77.8%
Earnings from equity method investments	3,492		0.090%		7,344		0.247%		$(3,852)	(52.5%)
Other income, net	296		0.008%		70		0.002%		$226	322.9%
Unrealized gains on foreign exchange	11		0.000%		215		0.007%		$(204)	(94.9%)
Net income before provision for income taxes	$27,514		0.711%		$49,909		1.679%		$(22,395)	(44.9%)

Performance Metrics:
Gold ounces sold(1)	712,000				911,000				(199,000)	(21.8%)
Silver ounces sold(2)	50,166,000				61,961,000				(11,795,000)	(19.0%)
Wholesale Sales ticket volume(3)	47,306				47,219				87	0.2%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $481.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $4.349 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $643.2 million. This segment’s gross sales before eliminations of inter-segment activity totaled $3.615 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.111% for the period.
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
Three Months Ended December 31,	2023			2022			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$1,708,184	(a)	100.000%	$1,499,526	(b)	100.000%	$208,658	13.9%
Performance Metrics
Gold ounces sold	334,000			435,000			(101,000)	(23.2%)
Silver ounces sold	22,809,000			32,444,000			(9,635,000)	(29.7%)
Wholesale Sales ticket volume	25,262			21,055			4,207	20.0%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $253.3 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.961 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $306.7 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.806 billion.

Revenues for the three months ended December 31, 2023 increased $208.7 million, or 13.9%, to $1.708 billion from $1.500 billion in 2022. Excluding an increase in forward sales of $231.6 million, our revenues decreased $22.9 million, which was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver.

Gold ounces sold for the three months ended December 31, 2023 decreased 101,000 ounces, or 23.2%, to 334,000 ounces from 435,000 ounces in 2022. Silver ounces sold for the three months ended December 31, 2023 decreased 9,635,000 ounces, or 29.7%, to 22,809,000 ounces from 32,444,000 ounces in 2022. On average, the selling prices for gold and silver increased by 14.2% and 14.5%, respectively, during the three months ended December 31, 2023 as compared to the prior year.

The Wholesale Sales ticket volume for the three months ended December 31, 2023 increased by 4,207 tickets, or 20.0% to 25,262 tickets from 21,055 tickets in 2022.

in thousands, except performance metrics
Six Months Ended December 31,	2023			2022			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$3,867,256	(a)	100.000%	$2,971,841	(b)	100.000%	$895,415	30.1%
Performance Metrics
Gold ounces sold	712,000			911,000			(199,000)	(21.8%)
Silver ounces sold	50,166,000			61,961,000			(11,795,000)	(19.0%)
Wholesale Sales ticket volume	47,306			47,219			87	0.2%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $481.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $4.349 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $643.2 million. This segment’s gross sales before eliminations of inter-segment activity totaled $3.615 billion.

Revenues for the six months ended December 31, 2023 increased $895.4 million, or 30.1%, to $3.867 billion from $2.972 billion in 2022. Excluding an increase in forward sales of $891.6 million, our revenues increased $3.8 million, which was due to higher average selling prices of gold and silver, partially offset by a decrease in gold and silver ounces sold.

Gold ounces sold for the six months ended December 31, 2023 decreased 199,000 ounces, or 21.8%, to 712,000 ounces from 911,000 ounces in 2022. Silver ounces sold for the six months ended December 31, 2023 decreased 11,795,000 ounces, or 19.0%, to 50,166,000 ounces from 61,961,000 ounces in 2022. On average, the selling prices for gold increased by 12.6% and selling prices for silver increased by 15.0% during the six months ended December 31, 2023 as compared to the prior year.

The Wholesale Sales ticket volume for the six months ended December 31, 2023 increased by 87 tickets, or 0.2% to 47,306 tickets from 47,219 tickets in 2022.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2023			2022			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$23,884	1.398%	(c)	$27,416	1.828%	(d)	$(3,532)	(12.9%)

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.134% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.731% for the period.

Gross profit for the three months ended December 31, 2023 decreased $3.5 million, or 12.9%, to $23.9 million from $27.4 million in 2022. The overall gross profit decrease was primarily due to lower premium spreads, partially offset by higher trading profit.

This segment’s profit margin percentage decreased by 43.0 basis points to 1.398% from 1.828% in 2022. The decrease in gross margin percentage was mainly attributable to lower premium spreads and the impact of increased forward sales, partially offset by higher trading profits.

Excluding an increase of $231.6 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the three months ended December 31, 2023 decreased by 30.8 basis points to 2.561% from 2.869%. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

in thousands
Six Months Ended December 31,	2023			2022			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$52,231	1.351%	(c)	$61,922	2.084%	(d)	$(9,691)	(15.7%)

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.111% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.861% for the period.

Gross profit for the six months ended December 31, 2023 decreased $9.7 million, or 15.7%, to $52.2 million from $61.9 million in 2022. The gross profit decrease was primarily due to lower premium spreads, partially offset by higher trading profits.

This segment’s profit margin percentage decreased by 73.3 basis points to 1.351% from 2.084% in 2022. The decrease in gross margin percentage was mainly attributable to the impact of increased forward sales and lower premium spreads, partially offset by higher trading profits.

Excluding an increase of $891.6 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the six months ended December 31, 2023 decreased by 47.6 basis points to 2.534% from 3.010% in the prior year. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(10,577)	(0.619%)	$(9,571)	(0.638%)	$1,006	10.5%

Selling, general and administrative expenses for the three months ended December 31, 2023 increased $1.0 million, or 10.5%, to $10.6 million from $9.6 million in 2022. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $0.8 million, (ii) higher consulting and professional fees of $0.7 million, and (iii) an increase in advertising costs of $0.3 million, partially offset by (iv) a decrease in insurance costs of $0.9 million.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(21,164)	(0.547%)	$(16,949)	(0.570%)	$4,215	24.9%

Selling, general and administrative expenses for the six months ended December 31, 2023 increased $4.2 million, or 24.9%, to $21.2 million from $16.9 million in 2022. The change was primarily due to: (i) an increase in consulting and professional fees of $2.5 million and (ii) an increase in compensation expense (including performance-based accruals) of $1.4 million, (iii) an increase in advertising costs of $0.7 million, and (iv) an increase in information technology costs of $0.2 million, partially offset by (v) a decrease in insurance costs of $0.6 million.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$3,573	0.209%	$2,814	0.188%	$759	27.0%

Interest income for the three months ended December 31, 2023 increased $0.8 million, or 27.0%, to $3.6 million from $2.8 million in 2022. The overall increase is primarily due to an increase in interest earned from repurchase arrangements with customers of $0.8 million.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$6,981	0.181%	$5,480	0.184%	$1,501	27.4%

Interest income for the six months ended December 31, 2023 increased $1.5 million, or 27.4%, to $7.0 million from $5.5 million in 2022. The overall increase was primarily due to an increase in interest earned from repurchase arrangements with customers of $1.4 million.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(6,960)	(0.407%)	$(4,410)	(0.294%)	$2,550	57.8%

Interest expense for the three months ended December 31, 2023 increased $2.6 million, or 57.8%, to $7.0 million from $4.4 million in 2022. The overall increase was primarily due to (i) an increase of $1.4 million in connection with our Trading Credit Facility (due to an increase in interest rates as well as increased borrowings) and the AMCF Notes (including amortization of debt issuance costs), (ii) higher interest and fees from product financing arrangements of $1.1 million, and (iii) inter-segment eliminations related to JMB’s product financing activity with A-Mark of $0.2 million, partially offset by (iv) lower interest expense related to liabilities on borrowed metals of $0.1 million.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(13,723)	(0.355%)	$(7,717)	(0.260%)	$6,006	77.8%

Interest expense for the six months ended December 31, 2023 increased $6.0 million, or 77.8%, to $13.7 million from $7.7 million in 2022. The overall increase was primarily due to (i) an increase of $4.5 million in connection with our Trading Credit Facility (due to an increase in interest rates as well as increased borrowings) and the AMCF Notes (including amortization of debt issuance costs) and (ii) higher interest and fees from product financing arrangements of $1.6 million, partially offset by (iii) inter-segment eliminations related to JMB’s product financing activity with A-Mark of $0.2 million.

Earnings from Equity Method Investments— Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$777	0.045%	$4,669	0.311%	$(3,892)	(83.4%)

Earnings from equity method investments for the three months ended December 31, 2023 decreased $3.9 million, or 83.4%, to a $0.8 million from $4.7 million in 2022 due to decreased earnings of our equity method investees.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$3,492	0.090%	$7,344	0.247%	$(3,852)	(52.5%)

Earnings from equity method investments for the six months ended December 31, 2023 decreased $3.9 million, or 52.5%, to $3.5 million from $7.3 million in 2022 due to decreased earnings of our equity method investees.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through our wholly-owned subsidiaries: JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), and through our 50%-owned subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").

Overview of Results of Operations for the Three Months Ended December 31, 2023 and 2022

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Three Months Ended December 31,	2023				2022				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$370,631	(a)	100.000%		$450,179	(b)	100.000%		$(79,548)	(17.7%)
Gross profit	22,157		5.978%	(c)	36,553		8.120%	(d)	$(14,396)	(39.4%)
Selling, general and administrative expenses	(11,444)		(3.088%)		(10,724)		(2.382%)		$720	6.7%
Depreciation and amortization expense	(2,410)		(0.650%)		(2,934)		(0.652%)		$(524)	(17.9%)
Interest expense	(793)		(0.214%)		(966)		(0.215%)		$(173)	(17.9%)
Other expense, net	—		—%		(12)		(0.003%)		$12	100.0%
Net income before provision for income taxes	$7,510		2.026%		$21,917		4.869%		$(14,407)	(65.7%)

Performance Metrics:
Gold ounces sold(1)	116,000				130,000				(14,000)	(10.8%)
Silver ounces sold(2)	3,766,000				5,693,000				(1,927,000)	(33.8%)
Number of new customers(3)	52,500				131,200				(78,700)	(60.0%)
Number of active customers(4)	136,400				116,400				20,000	17.2%
Number of total customers(5)	2,439,900				2,193,200				246,700	11.2%
DTC ticket volume from new customers(6)	36,418				45,426				(9,008)	(19.8%)
DTC ticket volume from pre-existing customers(7)	133,329				146,047				(12,718)	(8.7%)
DTC total ticket volume(8)	169,747				191,473				(21,726)	(11.3%)
DTC average order value(9)	$2,218				$2,389				$(171)	(7.2%)
JMB average order value(9)	$2,061				$2,238				$(177)	(7.9%)

(a)
Includes $1.8 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $0.2 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 6.001% for the period.
(d)
Gross profit percentage, excluding inter-segment company sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 8.113% for the period.
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

Overview of Results of Operations for the Six Months Ended December 31, 2023 and 2022

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Six Months Ended December 31,	2023				2022				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$696,177	(a)	100.000%		$878,215	(b)	100.000%		$(182,038)	(20.7%)
Gross profit	43,215		6.207%	(c)	78,639		8.954%	(d)	$(35,424)	(45.0%)
Selling, general and administrative expenses	(22,310)		(3.205%)		(20,725)		(2.360%)		$1,585	7.6%
Depreciation and amortization expense	(4,817)		(0.692%)		(5,812)		(0.662%)		$(995)	(17.1%)
Interest expense	(1,895)		(0.272%)		(1,733)		(0.197%)		$162	9.3%
Other expense, net	—		—%		(12)		(0.001%)		$12	100.0%
Net income before provision for income taxes	$14,193		2.039%		$50,357		5.734%		$(36,164)	(71.8%)

Performance Metrics:
Gold ounces sold(1)	233,000				283,000				(50,000)	(17.7%)
Silver ounces sold(2)	6,787,000				12,093,000				(5,306,000)	(43.9%)
Number of new customers(3)	91,600				180,200				(88,600)	(49.2%)
Number of active customers(4)	242,800				188,500				54,300	28.8%
Number of total customers(5)	2,439,900				2,193,200				246,700	11.2%
DTC ticket volume from new customers(6)	60,978				64,615				(3,637)	(5.6%)
DTC ticket volume from pre-existing customers(7)	245,126				313,518				(68,392)	(21.8%)
DTC total ticket volume(8)	306,104				378,133				(72,029)	(19.0%)
DTC average order value(9)	$2,316				$2,361				$(45)	(1.9%)
JMB average order value(9)	$2,140				$2,195				$(55)	(2.5%)

(a)
Includes $3.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $0.6 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 6.227% for the period.
(d)
Gross profit percentage, excluding inter-segment company sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 8.949% for the period.
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
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$370,631	100.000%	$450,179	100.000%	$(79,548)	(17.7%)
Performance Metrics:
Gold ounces sold	116,000		130,000		(14,000)	(10.8%)
Silver ounces sold	3,766,000		5,693,000		(1,927,000)	(33.8%)
Number of new customers	52,500		131,200		(78,700)	(60.0%)
Number of active customers	136,400		116,400		20,000	17.2%
Number of total customers	2,439,900		2,193,200		246,700	11.2%
DTC ticket volume from new customers	36,418		45,426		(9,008)	(19.8%)
DTC ticket volume from pre-existing customers	133,329		146,047		(12,718)	(8.7%)
DTC total ticket volume	169,747		191,473		(21,726)	(11.3%)
DTC average order value	$2,218		$2,389		$(171)	(7.2%)
JMB average order value	$2,061		$2,238		$(177)	(7.9%)

Revenues for the three months ended December 31, 2023 decreased $79.5 million, or 17.7%, to $370.6 million from $450.2 million in 2022. The decrease in revenue was due to a decrease in gold and silver ounces sold, partially offset by an increase in average selling prices of gold and silver. For the three months ended December 31, 2023, JMB's revenue decreased $76.7 million, while revenue of Goldline and PMPP, in the aggregate, decreased by $2.8 million as compared to the prior year.

Gold ounces sold for the three months ended December 31, 2023 decreased 14,000 ounces, or 10.8%, to 116,000 ounces from 130,000 ounces in 2022. Silver ounces sold for the three months ended December 31, 2023 decreased 1,927,000 ounces, or 33.8%, to 3,766,000 ounces from 5,693,000 ounces in 2022.

Gold ounces sold by JMB decreased 14,000 ounces for the three months ended December 31, 2023 compared to 2022. Gold ounces sold by Goldline and PMPP, in the aggregate, remained flat compared to 2022. Silver ounces sold by JMB decreased 1,780,000 ounces for the three months ended December 31, 2023 compared to 2022. Silver ounces sold by Goldline and PMPP, in the aggregate, decreased 147,000 ounces compared to 2022.

On average, selling prices for gold increased by 10.9% and selling prices for silver increased by 7.3% during the three months ended December 31, 2023 as compared to the prior year.

The number of new customers for the three months ended December 31, 2023 decreased 78,700, or 60.0% to 52,500 from 131,200 in 2022. The number of active customers for the three months ended December 31, 2023 increased 20,000, or 17.2% to 136,400 from 116,400 in 2022. The number of total customers as of December 31, 2023 increased 246,700, or 11.2% to 2,439,900 from 2,193,200 as of December 31, 2022. These changes in customer-based metrics were primarily due to JMB's activity.

As of December 31, 2023, the number of total CyberMetals customers was 26,200, and CyberMetals customer assets under management were $6.5 million.

For the three months ended December 31, 2023, the Direct-to-Consumer ticket volume related to new customers decreased by 9,008 tickets, or 19.8%, to 36,418 tickets from 45,426 tickets in 2022. For the three months ended December 31, 2023, Direct-to-Consumer ticket volume related to pre-existing customers decreased by 12,718 tickets, or 8.7%, to 133,329 tickets from 146,047 tickets in 2022. For the three months ended December 31, 2023, the Direct-to-Consumer total ticket volume decreased by 21,726 tickets, or 11.3%, to 169,747 tickets from 191,473 tickets in 2022.

For the three months ended December 31, 2023, the Direct-to-Consumer average order value decreased by $171, or 7.2%, to $2,218 from $2,389 in 2022.

in thousands, except performance metrics
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$696,177	100.000%	$878,215	100.000%	$(182,038)	(20.7%)
Performance Metrics:
Gold ounces sold	233,000		283,000		(50,000)	(17.7%)
Silver ounces sold	6,787,000		12,093,000		(5,306,000)	(43.9%)
Number of new customers	91,600		180,200		(88,600)	(49.2%)
Number of active customers	242,800		188,500		54,300	28.8%
Number of total customers	2,439,900		2,193,200		246,700	11.2%
DTC ticket volume from new customers	60,978		64,615		(3,637)	(5.6%)
DTC ticket volume from pre-existing customers	245,126		313,518		(68,392)	(21.8%)
DTC total ticket volume	306,104		378,133		(72,029)	(19.0%)
DTC average order value	$2,316		$2,361		$(45)	(1.9%)
JMB average order value	$2,140		$2,195		$(55)	(2.5%)

Revenues for the six months ended December 31, 2023 decreased $182.0 million, or 20.7%, to $696.2 million from $878.2 million in 2022. The decrease in revenue was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver. For the six months ended December 31, 2023, JMB's revenue decreased $172.5 million and revenue of Goldline and PMPP, in the aggregate, decreased by $9.5 million as compared to the prior year.

Gold ounces sold for the six months ended December 31, 2023 decreased 50,000 ounces, or 17.7%, to 233,000 ounces from 283,000 ounces in 2022. Silver ounces sold for the six months ended December 31, 2023 decreased 5,306,000 ounces, or 43.9%, to 6,787,000 ounces from 12,093,000 ounces in 2022.

Gold ounces sold by JMB decreased 48,000 ounces for the six months ended December 31, 2023 compared to 2022. Gold ounces sold by Goldline and PMPP, in the aggregate, decreased 2,000 ounces compared to 2022. Silver ounces sold by JMB decreased 4,939,000 ounces for the six months ended December 31, 2023 compared to 2022. Silver ounces sold by Goldline and PMPP, in the aggregate, decreased 367,000 ounces compared to 2022.

On average, selling prices for gold increased by 9.6% and selling prices for silver increased by 12.4% during the six months ended December 31, 2023 as compared to the prior year.

The number of new customers for the six months ended December 31, 2023 decreased 88,600, or 49.2%, to 91,600 from 180,200 in 2022. The number of active customers for the six months ended December 31, 2023 increased 54,300, or 28.8% to 242,800 from 188,500 in 2022. The number of total customers as of December 31, 2023 increased 246,700, or 11.2% to 2,439,900 from 2,193,200 as of December 31, 2022. These changes in customer-based metrics were primarily due to JMB's activity.

As of December 31, 2023, the number of total CyberMetals customers was 26,200, and CyberMetals customer assets under management were $6.5 million.

For the six months ended December 31, 2023, the Direct-to-Consumer ticket volume related to new customers decreased by 3,637 tickets, or 5.6%, to 60,978 tickets from 64,615 tickets in 2022. For the six months ended December 31, 2023, Direct-to-Consumer ticket volume related to pre-existing customers decreased by 68,392 tickets, or 21.8%, to 245,126 tickets from 313,518 tickets in 2022. For the six months ended December 31, 2023, the Direct-to-Consumer total ticket volume decreased by 72,029 tickets, or 19.0%, to 306,104 tickets from 378,133 tickets in 2022.

For the six months ended December 31, 2023, the Direct-to-Consumer average order value decreased by $45, or 1.9%, to $2,316 from $2,361 in 2022.

Gross Profit — Direct-to-Consumer

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$22,157	5.978%	$36,553	8.120%	$(14,396)	(39.4%)

Gross profit for the three months ended December 31, 2023 decreased by $14.4 million, or 39.4%, to $22.2 million from $36.6 million in 2022. The decrease in gross profit was mainly due to a decreased gross profit margin percentage as well as a lower ticket volume during the period.

For the three months ended December 31, 2023, the Direct-to-Consumer segment's profit margin percentage decreased by 214.2 basis points to 5.978% from 8.120% in 2022. The decrease in the gross profit margin percentage was primarily due to the lower gross profit percentages of JMB, but also to lower gross profit percentages of Goldline and PMPP.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$43,215	6.207%	$78,639	8.954%	$(35,424)	(45.0%)

Gross profit for the six months ended December 31, 2023 decreased by $35.4 million, or 45.0%, to $43.2 million from $78.6 million in 2022. The decrease in gross profit was mainly due to a decreased gross profit margin percentage as well as a lower ticket volume during the period.

For the six months ended December 31, 2023, the Direct-to-Consumer segment's profit margin percentage decreased by 274.7 basis points to 6.207% from 8.954% in 2022. The decrease in the gross profit margin percentage was primarily due to the lower gross profit percentages of JMB, but also to lower gross profit percentages of Goldline and PMPP.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general and administrative expenses	$(11,444)	(3.088%)	$(10,724)	(2.382%)	$720	6.7%

Selling, general and administrative expenses for the three months ended December 31, 2023 increased $0.7 million, or 6.7%, to $11.4 million from $10.7 million in 2022. The change was primarily due to (i) an increase in compensation expense (including performance-based accruals) of $0.7 million and (ii) an increase in information technology costs of $0.4 million, partially offset by (iii) lower advertising costs of $0.7 million.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general and administrative expenses	$(22,310)	(3.205%)	$(20,725)	(2.360%)	$1,585	7.6%

Selling, general and administrative expenses for the six months ended December 31, 2023 increased $1.6 million, or 7.6%, to $22.3 million from $20.7 million in 2022. The change was primarily due to (i) an increase in compensation expense (including performance-based accruals) of $1.3 million and (ii) an increase in information technology costs of $0.4 million, partially offset by (iii) a decrease in advertising costs of $0.7 million.

Depreciation and Amortization Expense — Direct-to-Consumer

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(2,410)	(0.650%)	$(2,934)	(0.652%)	$(524)	(17.9%)

Depreciation and amortization expense for the three months ended December 31, 2023, decreased $0.5 million, or 17.9%, to $2.4 million from $2.9 million in 2022 primarily due to a $0.6 million decrease in JMB’s intangible asset amortization expense.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(4,817)	(0.692%)	$(5,812)	(0.662%)	$(995)	(17.1%)

Depreciation and amortization expense for the six months ended December 31, 2023, decreased $1.0 million, or 17.1%, to $4.8 million from $5.8 million in 2022 primarily due to a $1.1 million decrease in JMB’s intangible asset amortization expense.

Interest expense — Direct-to-Consumer

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(793)	(0.214%)	$(966)	(0.215%)	$(173)	(17.9%)

Interest expense for the three months ended December 31, 2023 decreased $0.2 million to $0.8 million from $1.0 million in 2022. The decrease in interest expense was not significant.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(1,895)	(0.272%)	$(1,733)	(0.197%)	$162	9.3%

Interest expense for the six months ended December 31, 2023 increased $0.2 million to $1.9 million from $1.7 million in 2022. The increase in interest expense was not significant.

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC ("CFC")and CFC Alternative Investments (“CAI”). AM Capital Funding, LLC (“AMCF”), a wholly-owned subsidiary of CFC, was formed for the issuance of certain notes, which were repaid in December 2023. AMCF is currently inactive.

Overview of Results of Operations for the Three Months Ended December 31, 2023 and 2022

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Three Months Ended December 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,738	100.000%	$2,170	100.000%	$568	26.2%
Interest expense	(2,415)	(88.203%)	(1,860)	(85.714%)	$555	29.8%
Selling, general and administrative expenses	(375)	(13.696%)	(518)	(23.871%)	$(143)	(27.6%)
Depreciation and amortization expense	(88)	(3.214%)	(88)	(4.055%)	$—	—%
Other income, net	309	11.286%	775	35.714%	$(466)	(60.1%)
Net income before provision for income taxes	$169	6.172%	$479	22.074%	$(310)	(64.7%)

Performance Metric:
Number of secured loans at period end(1)	715		1,049		(334)	(31.8%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Six Months Ended December 31, 2023 and 2022

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Six Months Ended December 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$5,432	100.000%	$4,600	100.000%	$832	18.1%
Interest expense	(4,373)	(80.504%)	(3,916)	(85.130%)	$457	11.7%
Selling, general and administrative expenses	(767)	(14.120%)	(923)	(20.065%)	$(156)	(16.9%)
Depreciation and amortization expense	(176)	(3.240%)	(176)	(3.826%)	$—	—%
Earnings (losses) from equity method investments	(6)	(0.110%)	2	0.043%	$(8)	(400.0%)
Other income, net	546	10.052%	1,302	28.304%	$(756)	(58.1%)
Net income before provision for income taxes	$656	12.077%	$889	19.326%	$(233)	(26.2%)

Performance Metric:
Number of secured loans at period end(1)	715		1,049		(334)	(31.8%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Three Months Ended December 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,738	100.000%	$2,170	100.000%	$568	26.2%
Performance Metric
Number of secured loans at period-end	715		1,049		(334)	(31.8%)

Interest income for the three months ended December 31, 2023 increased $0.6 million, or 26.2%, to $2.7 million from $2.2 million in 2022. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to an increase in interest rates and higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 334, or 31.8%, to 715 from 1,049 as of December 31, 2022.

in thousands, except performance metric
Six Months Ended December 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$5,432	100.000%	$4,600	100.000%	$832	18.1%
Performance Metric
Number of secured loans at period-end	715		1,049		(334)	(31.8%)

Interest income for the six months ended December 31, 2023 increased $0.8 million, or 18.1%, to $5.4 million from $4.6 million in 2022. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to an increase in interest rates and higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 334, or 31.8% to 715 from 1,049 as of December 31, 2022.

Interest Expense — Secured Lending

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(2,415)	(88.203%)	$(1,860)	(85.714%)	$555	29.8%

Interest expense for the three months ended December 31, 2023 increased $0.6 million, or 29.8%, to $2.4 million from $1.9 million in 2022. The change in interest expense was not significant.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(4,373)	(80.504%)	$(3,916)	(85.130%)	$457	11.7%

Interest expense for the six months ended December 31, 2023 increased $0.5 million, or 11.7%, to $4.4 million from $3.9 million in 2022. The change in interest expense was not significant.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(375)	(13.696%)	$(518)	(23.871%)	$(143)	(27.6%)

Selling, general, and administrative expenses for the three months ended December 31, 2023 decreased $0.1 million, or 27.6%, to $0.4 million from $0.5 million in 2022. The change in selling, general, and administrative expenses was not significant.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(767)	(14.120%)	$(923)	(20.065%)	$(156)	(16.9%)

Selling, general, and administrative expenses for the six months ended December 31, 2023 decreased $0.2 million, or 16.9%, to $0.8 million from $0.9 million in 2022. The change in selling, general, and administrative expenses was not significant.

Other Income, Net — Secured Lending

in thousands
Three Months Ended December 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Other income, net	$309	11.286%	$775	35.714%	$(466)	(60.1%)

Other income, net for the three months ended December 31, 2023 decreased $0.5 million, or 60.1%, to $0.3 million from $0.8 million in 2022 primarily due to lower royalties earned.

in thousands
Six Months Ended December 31,	2023		2022		Change
	$	% of interest income	$	% of interest income	$	%
Other income, net	$546	10.052%	$1,302	28.304%	$(756)	(58.1%)

Other income, net for the six months ended December 31, 2023 decreased $0.8 million, or 58.1%, to $0.5 million from $1.3 million in 2022 primarily due to lower royalties earned.

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

The following tables reconcile this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements (in thousands):

Three Months Ended December 31,	2023	2022	Change
	$	$	$	%
Net income before provision for income taxes	$18,428	$43,147	$(24,719)	(57.3%)
Adjustments:
Acquisition costs	489	64	$425	664.1%
Amortization of acquired intangibles	2,165	2,763	$(598)	(21.6%)
Depreciation expense	646	497	$149	30.0%
Adjusted net income before provision for income taxes (non-GAAP)	$21,728	$46,471	$(24,743)	(53.2%)

Six Months Ended December 31,	2023	2022	Change
	$	$	$	%
Net income before provision for income taxes	$42,363	$101,155	$(58,792)	(58.1%)
Adjustments:
Acquisition costs	541	146	$395	270.5%
Amortization of acquired intangibles	4,330	5,474	$(1,144)	(20.9%)
Depreciation expense	1,273	970	$303	31.2%
Adjusted net income before provision for income taxes (non-GAAP)	$48,507	$107,745	$(59,238)	(55.0%)

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

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the condensed consolidated statement of cash flows. Below is the reconciliation of net cash provided by or used in operating activities to EBITDA (in thousands):

Three Months Ended December 31,	2023	2022	Change
	$	$	$	%
Net income	$13,961	$33,597	$(19,636)	(58.4%)
Adjustments:
Interest income	(6,311)	(4,984)	$1,327	26.6%
Interest expense	10,168	7,236	$2,932	40.5%
Amortization of acquired intangibles	2,165	2,763	$(598)	(21.6%)
Depreciation expense	646	497	$149	30.0%
Income tax expense	4,467	9,550	$(5,083)	(53.2%)
	11,135	15,062	$(3,927)	(26.1%)

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$25,096	$48,659	$(23,563)	(48.4%)

Reconciliation of Operating Cash Flows to EBITDA:
Net cash used in operating activities	$(57,405)	$(328,140)	$(270,735)	(82.5%)
Changes in operating working capital	74,387	361,909	$(287,522)	(79.4%)
Interest expense	10,168	7,236	$2,932	40.5%
Interest income	(6,311)	(4,984)	$1,327	26.6%
Income tax expense	4,467	9,550	$(5,083)	(53.2%)
Earnings from equity method investments	777	4,669	$(3,892)	(83.4%)
Share-based compensation	(482)	(534)	$(52)	(9.7%)
Amortization of loan cost	(692)	(586)	$106	18.1%
Other	187	(461)	$648	140.6%
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$25,096	$48,659	$(23,563)	(48.4%)

Cash Flow Data:
Net cash used in operating activities	$(57,405)	$(328,140)	$(270,735)	(82.5%)
Net cash used in investing activities	$(10,231)	$(22,033)	$(11,802)	(53.6%)
Net cash provided by financing activities	$47,886	$358,037	$(310,151)	(86.6%)

Six Months Ended December 31,	2023	2022	Change
	$	$	$	%
Net income	$32,944	$78,834	$(45,890)	(58.2%)
Adjustments:
Interest income	(12,413)	(10,080)	$2,333	23.1%
Interest expense	19,991	13,366	$6,625	49.6%
Amortization of acquired intangibles	4,330	5,474	$(1,144)	(20.9%)
Depreciation expense	1,273	970	$303	31.2%
Income tax expense	9,419	22,321	$(12,902)	(57.8%)
	22,600	32,051	$(9,451)	(29.5%)

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$55,544	$110,885	$(55,341)	(49.9%)

Reconciliation of Operating Cash Flows to EBITDA:
Net cash used in operating activities	$(101,667)	$(48,518)	$53,149	109.5%
Changes in operating working capital	139,514	129,631	$9,883	7.6%
Interest expense	19,991	13,366	$6,625	49.6%
Interest income	(12,413)	(10,080)	$2,333	23.1%
Income tax expense	9,419	22,321	$(12,902)	(57.8%)
Dividends and distributions received from equity method investees	(269)	(551)	$(282)	(51.2%)
Earnings from equity method investments	3,486	7,346	$(3,860)	(52.5%)
Share-based compensation	(1,146)	(1,069)	$77	7.2%
Amortization of loan cost	(1,214)	(1,140)	$74	6.5%
Other	(157)	(421)	$(264)	(62.7%)
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$55,544	$110,885	$(55,341)	(49.9%)

Cash Flow Data:
Net cash used in operating activities	$(101,667)	$(48,518)	$53,149	109.5%
Net cash (used in) provided by investing activities	$(10,659)	$15,080	$(25,739)	(170.7%)
Net cash provided by financing activities	$101,503	$68,154	$33,349	48.9%

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of December 31, 2023, approximately 82.1% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

Lines of Credit

in thousands
	December 31, 2023	June 30, 2023	Change
Lines of credit - short term	$—	$235,000	$(235,000)
Lines of credit - long-term	298,000	—	298,000
	$298,000	$235,000	$63,000

Effective December 21, 2021, A-Mark entered into a committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of December 31, 2023, the Trading Credit Facility provided the Company with access up to $350.0 million and has a maturity date of September 20, 2025. The Trading Credit Facility was reclassified to long-term during the three months ended September 30, 2023 due to the elimination of provisions whereby lenders under certain conditions could require repayment of all obligations outstanding under the Trading Credit Facility within 10 days on demand. (See Note 15.)

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	December 31, 2023	June 30, 2023	Change
Notes payable	$3,234	$95,308	$(92,074)

In September 2018, AMCF, a wholly-owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "AMCF Notes".) The AMCF Notes were repaid in full in December 2023.

In April 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards and sports memorabilia to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The term of the CCP Note expires on April 1, 2024 and may be extended by mutual agreement. As of December 31, 2023 and June 30, 2023 the outstanding principal balance of the CCP Note was $3.2 million and $0.5 million. See Note 14 to the Company’s condensed consolidated financial statements.

Liabilities on Borrowed Metals

in thousands
	December 31, 2023	June 30, 2023	Change
Liabilities on borrowed metals	$24,215	$21,642	$2,573

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

Product Financing Arrangements

in thousands
	December 31, 2023	June 30, 2023	Change
Product financing arrangements	$518,613	$335,831	$182,782

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

Secured Loans Receivable

in thousands
	December 31, 2023	June 30, 2023	Change
Secured loans receivable	$106,565	$100,620	$5,945

CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins, and graded sports cards and sports memorabilia that affords our customers a convenient means of financing their inventory or collections. See Note 5 to the Company’s condensed consolidated financial statements. AMCF also purchased and held secured loans from CFC to meet its collateral requirements related to the AMCF Notes. See Note 15 to Company’s condensed consolidated financial statements. Most of the Company's secured loans are short-term in nature. The renewal of these secured loans is at the discretion of the Company and, as such, provides us with some flexibility in regard to our capital deployment strategies.

Dividends

The Company’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors. Below is a summary of dividends paid to stockholders in the six months ended December 31, 2023.

•
On July 5, 2023, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on July 17, 2023. The dividend was paid to stockholders on July 28, 2023 and totaled $4.7 million.
•
On August 17, 2023, the Company's board of directors declared a non-recurring special dividend of $1.00 per share of common stock to share to stockholders of record at the close of business on September 12, 2023. The dividend to stockholders was paid on September 26, 2023 and totaled $23.4 million. On the same date, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on October 10, 2023. The dividend was paid to stockholders on October 24, 2023 and totaled $4.6 million.

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

The following summarizes components of our consolidated statements of cash flows (in thousands):

Six Months Ended	December 31, 2023	December 31, 2022	Change
Net cash used in operating activities	$(101,667)	$(48,518)	$53,149
Net cash (used in) provided by investing activities	$(10,659)	$15,080	$(25,739)
Net cash provided by financing activities	$101,503	$68,154	$33,349

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities used $101.7 million and used $48.5 million in cash for the six months ended December 31, 2023 and 2022, respectively, representing a $53.1 million change compared to the six months ended December 31, 2022. The period over period change was primarily due to net changes in working capital, which includes deferred revenue and other advances, accounts payable and other payables, precious metals held under financing arrangements, liabilities on borrowed metals, and inventories, as well as a decrease in net income adjusted for noncash items.

Net Cash Flows From Investing Activities

Investing activities used $10.7 million and provided $15.1 million in cash for the six months ended December 31, 2023 and 2022, respectively, representing a $25.7 million change compared to the six months ended December 31, 2022. This period over period change was primarily due to (i) higher outflows of $28.7 million associated with the net originations of secured loans in the current period and (ii) a $1.2 million increase in capital expenditures for property, plant and equipment, partially offset by (iii) a decrease in purchases of intangible assets and long-term investments of $5.0 million.

Net Cash Flows From Financing Activities

Financing activities provided $101.5 million and provided $68.2 million in cash for the six months ended December 31, 2023 and 2022, respectively, representing a $33.3 million change compared to the six months ended December 31, 2022. This period over period change was primarily due to (i) an increase in cash provided of $118.2 million related to our product financing arrangements, (ii) an increase in cash provided from our net borrowings and repayments of $31.0 million under our Trading Credit Facility, (iii) an increase in cash provided of $1.5 million related to the exercise and taxes related to share-based awards, (iv) a $1.0 million decrease in distributions paid to PMPP's noncontrolling interest holder, and (v) an increase of $0.9 million on net borrowings on related party notes. These increases in cash provided were partially offset by (i) the $95.0 million repayment of our AMCF Notes in December 2023, (ii) an increase of $16.9 million cash used to repurchase of our common stock under our share repurchase program, (iii) an increase in cash paid for dividends of $4.6 million, and (iv) an increase in debt issuance costs paid in the current year of $2.8 million primarily related to our Trading Credit Facility.

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

The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under Derivatives and Hedging Topic 815 of the ASC ("ASC 815"). Unrealized gains or losses resulting from our forward and futures contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as derivative assets or liabilities. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales and the net realized gains and losses for futures are recorded in cost of sales.

The Company’s net gains and losses on derivative instruments totaled losses of $57.3 million and losses of $15.2 million for the three months ended December 31, 2023 and 2022, respectively, and losses of $67.8 million and losses of $45.4 million, for the six months ended December 31, 2023 and 2022, respectively. These were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.

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

	December 31, 2023	June 30, 2023
Inventories	$1,110,350	$981,643
Precious metals held under financing arrangements	19,520	25,530
	1,129,870	1,007,173
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(732)	(948)
Premium on metals position	(34,760)	(29,358)
Precious metal value not hedged	(35,492)	(30,306)

Commitments at market:
Open inventory purchase commitments	797,574	921,108
Open inventory sales commitments	(320,679)	(587,392)
Margin sale commitments	(20,241)	(17,682)
In-transit inventory no longer subject to market risk	(7,035)	(5,505)
Unhedgeable premiums on open commitment positions	12,887	11,224
Borrowed precious metals	(24,215)	(21,642)
Product financing arrangements	(518,613)	(335,831)
Advances on industrial metals	1,007	698
	(79,315)	(35,022)

Precious metal subject to price risk	1,015,063	941,845

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	854,084	767,767
Precious metals futures contracts at market values	158,368	170,466
Total market value of derivative financial instruments	1,012,452	938,233

Net precious metals subject to commodity price risk	$2,611	$3,612

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of December 31, 2023, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

We had the following outstanding sale and purchase commitments and open forward and futures contracts, which are normal and recurring, in nature (in thousands):

	December 31, 2023	June 30, 2023
Purchase commitments	$797,574	$921,108
Sales commitments	$(320,679)	$(587,392)
Margin sales commitments	$(20,241)	$(17,682)
Open forward contracts	$854,084	$767,767
Open futures contracts	$158,368	$170,466
Foreign exchange forward contracts	$6,407	$7,101

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

Global and macroeconomic events have had an overall positive effect on the demand for our products and ancillary services, the margins that we are able to realize on our products and services and our overall profitability. Our stock price has responded favorably to these unprecedented circumstances as well. Although our profits and the price of our stock have retreated from their all time highs, our profitability and stock price remain well above their pre-pandemic levels. While it is not possible to predict with any accuracy future market trends, our business may revert at some point to levels more closely in line with industry activity prior to such events, particularly in the direct-to-consumer business of the Company. If that were to occur our profitability and the price of our stock could return to more normalized levels as well.

We regularly seek to innovate and to anticipate market changes, but there is no assurance that we will be successful in doing so.

We are alert to the special sensitivity of our business to economic, social and political trends and events, and we attempt to project their effects on our business over the long term. For example, we have placed increasing emphasis on our direct-to-consumer business, in anticipation that the economic uncertainties, market volatilities and global challenges that we face will continue to make investment in precious metals and numismatics more attractive to individual consumers. There can be no assurance, however, that we will be correct in our assessments of market trends or evolving business and consumer preferences, or that, even if our judgments are correct, our response to projected trends and preferences will be timely or effective. Moreover, because of the sensitivity of our business to macro-economic, social and political circumstances, there may be no effective strategy to insulate us from the adverse effects that these circumstances could have on our business.

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

The Trading Credit Facility requires us to comply with customary affirmative and negative covenants, and with a variety of financial covenants, including a minimum working capital requirement; a fixed charge coverage ratio; a ratio of total recourse debt to consolidated tangible net worth; and limitations on the amount of ownership-based financings (as defined). Owing to the cyclicality of our business, we sometimes are required to request limited waivers of compliance with certain financial covenants under the Trading Credit Facility. Our lenders, many of whom have been lenders to the Company for an extended period of time, understand our business and have provided such waivers in the past, but there can be no assurance that they will do so in the future. Upon the occurrence of an event of default under the Trading Credit Facility that was not cured or waived pursuant to the terms of the Trading Credit Facility, the lenders under the Trading Credit Facility could elect to declare all amounts outstanding under the Trading Credit Facility to be due and payable immediately.

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

As a result of various macro-economic factors, including in recent times the COVID-19 pandemic, businesses in a variety of industries have experienced difficulty in obtaining the source materials required for their operations. We require coin and other bullion products, particularly products manufactured by government mints, for resale to our customers, and silver for the productions of bullion bars and rounds by our Silver Towne mint. We have multiple sources for obtaining the bullion products which we resell to our customers, and our relationships with major refiners have to date provided us with an adequate source of material for our minting operations. We also maintain a supply of metal in case we experience a shortage of raw materials for our Silver Towne mint. However, while we do not currently anticipate that our business will suffer as a consequence of the current problems in the national and global supply chains, we cannot assure you that this will continue to be the case. Our operations could be adversely impacted if we did not have an adequate source of supply for our Silver Towne mint, particularly if we expand our minting operations to meet increased demand, or if supply chain disruptions significantly interfered with our sources of coin and bullion for resale. If significant supply chain constraints were to occur, we might be required to cut back on our minting operations or we might be unable to timely satisfy customer requirements for coin and bullion products. This could lead to a loss of sales and could adversely impact our reputation.

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

We rely on our computer and communications hardware and software systems to execute a large volume of trading transactions each year. Our dependence on computer and communications technology increased with the acquisition of JMB, whose sales are conducted exclusively through the internet. It is therefore critical that we maintain uninterrupted operation of these systems, and we have invested considerable resources to protect our systems from physical compromise and security breaches and to maintain backup and redundancy. Nevertheless, our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. Breaches, damage or malfunctions affecting our systems may require significant investment for repair or replacement, and could interrupt our ability to provide quotations or trading services, or to conduct our e-commerce business. We are also subject to ransomware attacks, in which malicious actors seek to deprive us of access to our computer systems unless we pay them a fee, which could be substantial. If personal data were compromised, we could be subject to costly litigation or government fines.

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

Russia is continuing to engage in its military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls, and could impose further sanctions and controls, against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. The conflict has also created uncertainty regarding, and potential shortages of, grain and fossil fuel supplies in Europe and elsewhere. It is not possible to predict the broader consequences of this conflict, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy, and its impact on us. We could benefit from the resulting uncertainty and instability, as it may encourage investors to seek perceived safety in the ownership of precious metals. On the other hand, we have a marketing support operation in Austria and have significant business in Germany and other parts of Europe that could be materially and adversely affected by the continuing or expanded military activity in that region. Hamas' attack on Israel and Israel's response have the potential for further disruption of economic markets, particularly as hostilities expand to include other state and non-state actors. The Company has no operations in the Middle East at the current time. However, events there could result in political turmoil in Europe, which could directly affect our operations there, and could adversely affect the business that we conduct with customers in the Middle East and other parts of the world. Also, the turmoil in the Middle East could have global economic effects that are the same as or more severe than those of the war in the Ukraine, with similar consequences for our business. In particular, a depressing effect on the global economy as a consequence of the military action in Ukraine and the Middle East could dampen our business activity and reduce the demand for our products and services.

The Company experienced outsized growth in its revenues and operating profits following the onset of the COVID-19 pandemic, but there can be no assurance that this level of performance is sustainable.

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

There can be no assurance that the recent growth in the precious metals business will continue in future periods. Consumer perceptions with respect to precious coins and metals could shift, these commodities may no longer be viewed as secure investments and the demand for the Company’s products could substantially decline. Our business in the past has been subject to cyclical fluctuations, and we are beginning to experience to a degree a return to cyclicality in our more recent operating results. Slower precious metals markets with lower volatility and greater supply, as we have experienced recently, have had and could continue to have the effect of decreasing the volume of products sold and also adversely impact our product premiums, which are a key driver of our overall performance. A sustained decline in our revenues and earnings would have adverse effects on our operations and would likely cause our stock price to decline. Moreover, because of the nature of the current business and financial environment, particularly in regards to the precious metal industry, it is difficult to create with any acceptable measure of precision customary financial projections and forecasts for our business over the next several years. This could adversely affect our ability to engage in financial and operational planning for the future.

We derive significant revenues from business outside the United States.

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

The United States and other world economies are currently experiencing high interest rates and have recently experienced high levels of inflation, although this has eased in recent months. Certain investors, including customers of our Direct-to-Consumer segment, may regard precious metal products as a hedge against inflation and high interest rates, which could positively affect demand for our goods and services. However, inflation may also increase our expenses of operations, which because of the nature of our business we cannot generally pass along to our customers. Our Trading Credit Facility bears interest at a variable rate of interest, so that higher interest rates will also increase our cost of borrowing under that facility, and rising interest rates may also increase the costs under our product financing arrangements. We may be unable to compensate for these increases through higher interest income and other fees and charges received from our counterparties. Also, inflation, together with high interest rates, may reduce discretionary spending among consumers, thereby reducing product demand in the retail sector.

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

The performance of our Secured Lending segment depends on having a portfolio of loans of sufficient size and quality to justify the expenses and allocation of financial resources committed to the Company’s loan business. CFC both originates loans to customers of our wholesale and trading business and also acquires portfolios of loans originated by other parties. The Company typically stores the bullion and numismatics that serve as collateral for the loans. As CFC does not independently market its lending business, it is dependent on the interest of the customers of the Company’s wholesale and trading business in financing their acquisition of bullion and numismatics with loans made by CFC. The interest of the Company’s customers in obtaining loans from CFC is dependent on numerous factors, including the availability of other sources of financing, the interest rate environment, other alternatives for the storage of their bullion and numismatics, their business relationship with the Company and the level and types of businesses conducted by the Company’s Wholesale Sales & and Ancillary Services segment. The Secured Lending segment is also dependent on CFC’s ability to identify and acquire portfolios of loans secured by bullion and numismatics originated by third parties satisfying the Company’s standard for quality and risk. There can be no assurance the CFC will be successful in continuing to originate and acquire secured loans in amounts sufficient to justify the conduct of this business.

The number of loans and the size of CFC’s loan portfolio can vary significantly from period to period.

CFC’s loan portfolio can vary considerably from period to period, both as to the number of loans in the portfolio and the total size of the portfolio in terms of dollar amount. The variation of CFCs loan portfolio is attributable to a variety of factors, including the success of the Company in originating and acquiring loans discussed above, as well as the maturities of the loans in the portfolio and the decisions of borrowers to prepay or extend the terms of their loans. As a consequence, the performance of the Secured Lending segment in a particular financial reporting period may not be indicative of the how the segment will perform in any future period, either in the short or the long term.

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

On October 7, 2023, California Governor Gavin Newsom signed into law Senate Bill ("SB") 261, Greenhouse Gases: Climate-Related Financial Risk, and SB 253, the Climate Corporate Data Accountability Act, which significantly expand climate-related disclosure requirements for companies doing business in California. As a company with operations in California, we may fall under the jurisdiction of these new laws, which impose rigorous reporting obligations regarding our climate-related financial risks and extensive requirements for the disclosure of greenhouse gas emissions.

SB 253 imposes its greenhouse gas reporting obligations on companies with annual revenues exceeding $1.0 billion. Given our current revenue levels, we are subject to the requirements of SB 253. SB 253 requires the reporting of Scope 1 greenhouse gas emissions (direct emissions from our operations) and Scope 2 greenhouse gas emissions (indirect emissions from our operations) for the prior fiscal year beginning in 2026. SB 253 requires reporting of Scope 3 greenhouse gas emissions (emission from third parties in our value chain) for the prior fiscal year beginning in 2027. Although we will not know the full requirements of this law until the California Air Resources Board issues implementing rules, the law will likely require us to report emissions from our operations in and outside of California, including our mint operations in Winchester, Indiana, and emissions from our suppliers and customers.

Commencing on January 1, 2026, and biennially thereafter, SB 261 mandates that we publicly disclose our climate-related financial risks, which may include risks to our own operations, the operations of our suppliers and customers and the precious metals markets generally. This includes detailing the strategies we have adopted to mitigate and adapt to these risks. Our compliance reports must be made publicly available on our company's website. Non-compliance with the requirements of SB 261 could expose us to a fine of up to $50,000 per reporting year and we may also be required to pay an annual filing fee.

The European Union adopted new disclosure standards and rules related to environmental, social, and corporate governance ("ESG") matters in the Corporate Sustainability Reporting Directive (CSRD) which became effective in 2023 and applies to both EU and non-EU entities. Because our operations in Europe surpass the net turnover threshold in the rule and we may be deemed to have an EU branch or subsidiary, we may be subject to CSRD reporting requirements. We will know more about the specific disclosure requirements when the EU adopts implementing regulations for the non-EU groups that are covered by the rule.

These changing rules, regulations and the stakeholder expectations related to ESG described in "Risk Factors of General Applicability – Third-party expectations relating to ESG" factors my impose additional costs and expose us to new risks, have resulted in and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations.

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

Colorado, Virginia, Utah, and Connecticut also passed comprehensive privacy laws, modeled in part after the CCPA, that took effect in 2023. Nine other states have passed similar privacy laws that will take effect between 2024 and 2026, including Florida, Texas, Delaware, Oregon, Tennessee, Iowa, Indiana, New Jersey, and Montana. These U.S. privacy laws have some provisions and requirements similar to the CCPA. However, preparing to comply with the varying requirements of these laws has already subjected the Company to costs and legal fees and will subject the Company to additional costs and risks as they take effect. For example, these laws may limit the Company’s ability to use personal information for advertising purposes, may limit the ways in which the Company may use certain categories of personal information, may require the Company to obtain additional permissions from the consumer, and may require revision of the Company's contracts with service providers with whom the Company shares personal information in the course of providing its products and services. These laws may also limit the Company’s ability to process sensitive personal information, which includes financial data, account information, identification card numbers, social security numbers, and precise geolocation. The Company will have to update is policies, notices, procedures, and permissions in response to these new privacy laws. The Company may also have to update its advertising practices. Failure to comply with these privacy laws can result in civil penalties ranging from $2,500 to $20,000 per violation.

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

We have evaluated these state privacy laws and their requirements, and believe we are currently in compliance in all material respects with those that are in effect. Going forward, however, the changes introduced by state privacy laws that will soon take effect, and other similar regulations enacted by other jurisdictions, will subject the Company to additional costs and complexity of compliance, by requiring, among other things, changes to the Company’s security systems, policies, procedures and practices. In addition, a violation by the Company of the new regulations could expose us to penalties and sanctions.

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

A-Mark’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The initial quarterly cash dividend under the policy was paid on October 24, 2022 to stockholders of record as of October 10, 2022. The most recent cash dividend under the policy was paid on January 29, 2024 to stockholders of record as of January 16, 2024. The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

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

New rules have recently become effective that will require the Company to provide disclosures regarding cybersecurity management and events.

While the Company believes it has exemplary cybersecurity risk management procedures for addressing cybersecurity events, the new rules may increase the costs of cybersecurity protection and require disclosure of cybersecurity event that the Company might not otherwise deem to be material. The SEC recently changed its disclosure requirements regarding cybersecurity risk management, strategy, governance and incident reporting. These changes require companies to investigate all cybersecurity incidents without unreasonable delay, determine their level of materiality, and report specific details about any material cybersecurity incidents in a separate filing within four business days. These changes also require additional information in annual disclosures regarding the Company’s cybersecurity risk management and reporting processes, as well as the cybersecurity expertise of relevant Company personnel and third-party service providers or auditors.

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

Third-party expectations relating to ESG factors may impose additional costs and expose us to new risks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. The share repurchase program was initially announced on May 8, 2018. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of December 31, 2023, 1,052,905 remain authorized for repurchase under the program.

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

The following table reflects activity related to equity securities we repurchased during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/2023 - 10/31/2023	128,732	$28.20	635,735	700,000
11/1/2023 - 11/30/2023	239,393	$25.93	875,128	1,124,872
12/1/2023 - 12/31/2023	71,967	$28.36	947,095	1,052,905
Total	440,092

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1*	Eighth Amendment to Credit Agreement

31.1*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases document.

104*	Cover Page interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

**Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.

Date:	February 8, 2024	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	February 8, 2024	By:	/s/ Kathleen Simpson-Taylor
Kathleen Simpson-Taylor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)