Form 10-Q
period 2024-03-31
A-Mark Precious Metals, Inc.
filed 2024-05-09
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 22,894,814 shares of common stock, par value $0.01 per share outstanding.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2024

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to the Condensed Consolidated Financial Statements and Notes thereof

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2024	June 30, 2023
	(unaudited)
ASSETS
Current assets
Cash(1)	$35,167	$39,318
Receivables, net	53,229	35,243
Derivative assets	30,875	77,881
Secured loans receivable(1)	115,645	100,620
Precious metals held under financing arrangements(1)	12,772	25,530
Inventories:
Inventories(1)	579,398	645,812
Restricted inventories	510,237	335,831
	1,089,635	981,643
Income tax receivable	4,332	—
Prepaid expenses and other assets(1)	7,536	6,956
Total current assets	1,349,191	1,267,191
Operating lease right of use assets	5,130	5,119
Property, plant, and equipment, net	16,234	12,513
Goodwill	120,956	100,943
Intangibles, net	74,917	62,630
Long-term investments	93,735	88,535
Other long-term assets	9,324	8,640
Total assets	$1,669,487	$1,545,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Lines of credit	$—	$235,000
Liabilities on borrowed metals	26,167	21,642
Product financing arrangements	510,237	335,831
Accounts payable and other payables	9,598	25,465
Deferred revenue and other advances	150,875	181,363
Derivative liabilities	51,146	8,076
Accrued liabilities(1)	16,786	20,418
Income tax payable	—	958
Notes payable (1)	—	95,308
Total current liabilities	764,809	924,061
Lines of credit	290,000	—
Notes payable	3,994	—
Deferred tax liabilities	16,717	16,677
Other liabilities	6,967	4,440
Total liabilities	1,082,487	945,178
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of March 31, 2024 or June 30, 2023	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 23,893,516 and 23,672,122 shares issued and 22,881,480 and 23,336,387 shares outstanding as of March 31, 2024 and June 30, 2023, respectively	239	237
Treasury stock, 1,012,036 and 335,735 shares at cost as of March 31, 2024 and June 30, 2023, respectively	(28,277)	(9,762)
Additional paid-in capital	171,612	169,034
Accumulated other comprehensive loss	(898)	(1,025)
Retained earnings	440,490	440,639
Total A-Mark Precious Metals, Inc. stockholders’ equity	583,166	599,123
Noncontrolling interest	3,834	1,270
Total stockholders’ equity	587,000	600,393
Total liabilities, noncontrolling interest and stockholders’ equity	$1,669,487	$1,545,571

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

The following table presents the assets and liabilities of this VIE, which are included in the condensed consolidated balance sheets above. Due to the repayment of the AMCF Notes in December 2023, the VIE did not have assets or liabilities as of March 31, 2024. When outstanding, the holders of the AMCF Notes had a first priority security interest in the assets as shown in the table below, which were in excess of the AMCF Notes' aggregate principal amount. Additionally, the liabilities of the VIE included intercompany balances, which were eliminated in consolidation. (See Note 15.)

	March 31, 2024	June 30, 2023
ASSETS OF THE CONSOLIDATED VIE
Cash	$—	$1,915
Secured loans receivable	—	46,368
Precious metals held under financing arrangements	—	14,950
Inventories	—	56,841
Prepaid expenses and other assets	—	7
Total assets of the consolidated variable interest entity	$—	$120,081
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$—	$30,083
Accrued liabilities	—	551
Notes payable(2)	—	99,762
Total liabilities of the consolidated variable interest entity	$—	$130,396

(1)
This is an intercompany balance which is eliminated in consolidation and not shown on the condensed consolidated balance sheets.
(2)
As of June 30, 2023, $5.0 million of the AMCF Notes were held by the Company which were eliminated in consolidation and not shown on the condensed consolidated balance sheets.

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data; unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenues	$2,610,651	$2,317,150	$7,174,084	$6,167,206
Cost of sales	2,575,813	2,241,652	7,043,800	5,951,147
Gross profit	34,838	75,498	130,284	216,059
Selling, general, and administrative expenses	(22,854)	(23,841)	(67,095)	(62,438)
Depreciation and amortization expense	(2,949)	(3,340)	(8,552)	(9,784)
Interest income	6,682	6,087	19,095	16,167
Interest expense	(9,907)	(9,237)	(29,898)	(22,603)
Earnings (losses) from equity method investments	(206)	(70)	3,280	7,276
Other income, net	763	641	1,605	2,001
Unrealized gains on foreign exchange	73	35	84	250
Net income before provision for income taxes	6,440	45,773	48,803	146,928
Income tax expense	(1,286)	(9,775)	(10,705)	(32,096)
Net income	5,154	35,998	38,098	114,832
Net income attributable to noncontrolling interest	141	78	492	306
Net income attributable to the Company	$5,013	$35,920	$37,606	$114,526
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.22	$1.53	$1.63	$4.89
Diluted	$0.21	$1.46	$1.56	$4.64

Weighted-average shares outstanding:
Basic	22,847,200	23,421,300	23,098,000	23,435,700
Diluted	23,822,800	24,655,400	24,140,500	24,690,900

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data; unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Treasury Stock		Total A-Mark Precious Metals, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2022	23,379,888	$234	$166,526	$321,849	$—	—	$—	$488,609	$1,862	$490,471
Net income	—	—	—	45,125	—	—	—	45,125	112	45,237
Share-based compensation	—	—	535	—	—	—	—	535	—	535
Earnings distribution paid to noncontrolling interest	—	—	—	—	—	—	—	—	(1,001)	(1,001)
Cumulative translation adjustment, net of tax	—	—	—	—	52	—	—	52	—	52
Common stock issued as employee compensation	10,500	—	293	—	—	—	—	293	—	293
Exercise of share-based awards	3,333	—	63	—	—	—	—	63	—	63
Net settlement of share-based awards	59,618	1	(1,606)	—	—	—	—	(1,605)	—	(1,605)
Dividends declared	—	—	3	(28,158)	—	—	—	(28,155)	—	(28,155)
Balance, September 30, 2022	23,453,339	235	165,814	338,816	52	—	—	504,917	973	505,890
Net income	—	—	—	33,481	—	—	—	33,481	116	33,597
Share-based compensation	—	—	534	—	—	—	—	534	—	534
Cumulative translation adjustment, net of tax	—	—	—	—	(1,103)	—	—	(1,103)	—	(1,103)
Exercise of share-based awards	73,336	1	661	—	—	—	—	662	—	662
Net settlement of share-based awards	3,296	—	—	—	—	—	—	—	—	—
Balance, December 31, 2022	23,529,971	236	167,009	372,297	(1,051)	—	—	538,491	1,089	539,580
Net income	—	—	—	35,920	—	—	—	35,920	78	35,998
Share-based compensation	—	—	538	—	—	—	—	538	—	538
Cumulative translation adjustment, net of tax	—	—	—	—	(178)	—	—	(178)	—	(178)
Exercise of share-based awards	66,370	—	700	—	—	—	—	700	—	700
Repurchases of common stock	—	—	—	—	—	(335,735)	(9,762)	(9,762)	—	(9,762)
Dividends declared	—	—	6	(4,744)	—	—	—	(4,738)	—	(4,738)
Balance, March 31, 2023	23,596,341	$236	$168,253	$403,473	$(1,229)	(335,735)	$(9,762)	$560,971	$1,167	$562,138

Balance, June 30, 2023	23,672,122	$237	$169,034	$440,639	$(1,025)	(335,735)	$(9,762)	$599,123	$1,270	$600,393
Net income	—	—	—	18,827	—	—	—	18,827	156	18,983
Share-based compensation	—	—	664	—	—	—	—	664	—	664
Cumulative translation adjustment, net of tax	—	—	—	—	187	—	—	187	—	187
Exercise of share-based awards	159,999	2	958	—	—	—	—	960	—	960
Net settlement of share-based awards	10,556	—	(307)	—	—	—	—	(307)	—	(307)
Repurchases of common stock	—	—	—	—	—	(171,268)	(5,016)	(5,016)	—	(5,016)
Dividends declared	—	—	8	(32,787)	—	—	—	(32,779)	—	(32,779)
Balance, September 30, 2023	23,842,677	239	170,357	426,679	(838)	(507,003)	(14,778)	581,659	1,426	583,085
Net income	—	—	—	13,766	—	—	—	13,766	195	13,961
Share-based compensation	—	—	482	—	—	—	—	482	—	482
Cumulative translation adjustment, net of tax	—	—	—	—	(123)	—	—	(123)	—	(123)
Net settlement of share-based awards	5,571	—	(23)	—	—	—	—	(23)	—	(23)
Repurchases of common stock	—	—	—	—	—	(440,092)	(12,002)	(12,002)	—	(12,002)
Balance, December 31, 2023	23,848,248	239	170,816	440,445	(961)	(947,095)	(26,780)	583,759	1,621	585,380
Net income	—	—	—	5,013	—	—	—	5,013	141	5,154
Share-based compensation	—	—	456	—	—	—	—	456	—	456
Common stock issued for acquisition	—	—	—	(367)	—	139,455	3,881	3,514	—	3,514
Noncontrolling ownership interest contribution	—	—	—	—	—	—	—	—	2,072	2,072
Cumulative translation adjustment, net of tax	—	—	—	—	63	—	—	63	—	63
Net settlement of share-based awards	45,268	—	338	—	—	—	—	338	—	338
Repurchases of common stock	—	—	—	—	—	(204,396)	(5,378)	(5,378)	—	(5,378)
Dividends declared	—	—	2	(4,601)	—	—	—	(4,599)	—	(4,599)
Balance, March 31, 2024	23,893,516	$239	$171,612	$440,490	$(898)	(1,012,036)	$(28,277)	$583,166	$3,834	$587,000

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$38,098	$114,832
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,552	9,784
Amortization of loan cost	1,828	1,628
Share-based compensation	1,602	1,607
Earnings from equity method investments	(3,280)	(7,276)
Dividends and distributions received from equity method investees	361	551
Other	(74)	(249)
Changes in assets and liabilities:
Receivables, net	(8,503)	6,964
Secured loans receivable	—	1,012
Secured loans made to affiliates	(5,024)	—
Derivative assets	47,048	33,287
Income tax receivable	(4,332)	(861)
Precious metals held under financing arrangements	12,758	55,752
Inventories	(91,185)	(226,500)
Prepaid expenses and other assets	(1,443)	(1,488)
Accounts payable and other payables	(16,325)	4,037
Deferred revenue and other advances	(42,049)	78,143
Derivative liabilities	42,951	7,550
Liabilities on borrowed metals	4,525	(33,687)
Accrued liabilities	(6,066)	(1,455)
Income tax payable	(1,358)	(382)
Net cash (used in) provided by operating activities	(21,916)	43,249
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(4,518)	(3,227)
Acquisition of a business, net of cash acquired	(32,888)	—
Purchase of long-term investments	(2,113)	(5,540)
Purchase of intangible assets	(8,515)	(4,500)
Secured loans receivable, net	(9,987)	28,359
Other	(487)	—
Net cash (used in) provided by investing activities	(58,508)	15,092
Cash flows from financing activities:
Product financing arrangements, net	174,406	9,433
Dividends paid	(37,265)	(32,794)
Distributions paid to noncontrolling interest	—	(1,001)
Net borrowings and repayments under lines of credit	55,000	15,000
Repayment of notes	(95,000)	—
Proceeds from notes payable to related party	3,448	3,887
Repayments on notes payable to related party	—	(2,135)
Repurchases of common stock	(22,307)	(9,762)
Debt funding issuance costs	(2,975)	(471)
Proceeds from the exercise of share-based awards	1,298	1,425
Payments for tax withholding related to net settlement of share-based awards	(332)	(1,605)
Net cash provided by (used in) financing activities	76,273	(18,023)
Net (decrease) increase in cash	(4,151)	40,318
Cash, beginning of period	39,318	37,783
Cash, end of period	$35,167	$78,101
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$25,233	$20,829
Income taxes paid	$16,388	$33,725
Income taxes refunded	$413	$117
Non-cash investing and financing activities:
Declared distributions and unpaid dividends	$111	$98
Common stock issued for acquisitions	$3,514	$—
Loss on reissuance of treasury stock	$367	$—
Addition of right of use assets under lease obligations	$957	$—
Consideration payable for acquisition of business	$2,800	$—

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

Wholesale Sales & Ancillary Services

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), and AM/LPM Ventures, LLC, which we formed in February 2024 to acquire LPM Group Limited ("LPM").

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 1,800 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, a numismatics showroom in Hong Kong, and a trading center in El Segundo, California. The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to Wholesale Sales activity, A-Mark offers its customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint, and it also purchases product from other sovereign mints, for sale to its customers.

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

LPM

On February 26, 2024 (the "Acquisition Date"), through our wholly-owned subsidiary AM/LPM Ventures, LLC, we acquired 100% of the issued and outstanding equity interests of LPM, a precious metals dealer with primary operations in Asia, for total upfront consideration of $41.4 million, consisting of $37.9 million in cash and 139,455 shares of A-Mark common stock that had a fair value of $3.5 million on the date of transfer. On the Acquisition Date, we entered into a number of related agreements, including (i) a consulting agreement with Cerberus Limited to provide consulting services to LPM through 2028, subject to earlier termination under certain circumstances, and (ii) a lock-up agreement with the selling stockholder of LPM that restricts the sale or transfer of the A-Mark common stock for 270 days after the Acquisition Date, subject to customary exceptions.

Effective as of the Acquisition Date, Aquila Holding LLC, a company affiliated with Cerberus Limited, purchased a 5% interest in AM/LPM Ventures, LLC for $2.1 million.

We incurred $2.8 million of transaction costs related to the acquisition of LPM, which are shown as a component of selling, general, and administrative expenses in our condensed consolidated statements of income. The financial results of LPM were included in our consolidated financial statements as of the Acquisition Date; these amounts were not material to our consolidated financial statements.

We may be required to pay contingent consideration up to $37.5 million in cash in connection with the acquisition of LPM if certain earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets are met for 2024, 2025, and 2026. As of the Acquisition Date, the fair value of this contingent consideration was $2.8 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected as selling, general, and administrative expense. As of March 31, 2024, the fair value of the contingent consideration remained at $2.8 million, $0.4 million of which was classified as accrued liabilities and the remainder as other liabilities on our consolidated balance sheet.

Assets acquired and liabilities assumed were recorded based on valuations derived from estimated fair value assessment and assumptions used by us. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates or assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the purchase price recorded and fair values of assets acquired and liabilities assumed through our acquisition of LPM as of the Acquisition Date (in thousands):

Cash	$37,921
Contingent consideration	2,800
Common stock	3,514
Total purchase price	$44,235

Cash	$5,033
Receivables, net	4,411
Inventories	16,807
Other current assets	359
Property, plant, and equipment, net	1,306
Trade names	3,500
Existing customer relationships	6,800
Other long-term assets	944
Total identifiable assets acquired	39,160
Accounts payable and other payables	(458)
Deferred revenue and other advances	(11,561)
Accrued liabilities	(2,275)
Other liabilities	(644)
Net identifiable assets acquired	24,222
Goodwill	20,013
Total purchase price	$44,235

Based on the guidance provided in Accounting Standards Codification ("ASC") 805, Business Combinations, we accounted for the acquisition of LPM as a business combination and determined that (i) LPM was a business which combines inputs and processes to create outputs, and (ii) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.

Our purchase price allocation for the acquisition of LPM is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to information pertaining to working capital and tax balances. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the remeasurement period, a period not to exceed 12 months from the Acquisition Date. Pro forma financial information has not been provided for our acquisition of LPM as it was not deemed to be material to these consolidated financial statements.

We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. Through the acquisition of LPM, we acquired intangible assets representing existing customer relationships and trade names. The existing customer relationships acquired were determined to have a weighted-average useful life of 7.2 years. The fair value of the customer relationships was estimated using an attrition methodology which considers the estimated future discounted cash flows to be derived from the existing customers as of the Acquisition Date. The fair value of the trade names was estimated using a relief-from-royalty approach.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of LPM resulted in the recognition of $20.0 million of goodwill, which we believe relates primarily to the resulting synergies of utilizing A-Mark's established integrated precious metals platform with LPM's underlying customer base and our ability to expand operations within the region. The goodwill created as a result of the acquisition of LPM is deductible for tax purposes.

The following unaudited pro forma consolidated results of operations for the three and nine months ended March 31, 2024 and 2023 assumes that the acquisition of LPM occurred as of July 1, 2022 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenues	$2,627,425	$2,395,531	$7,266,569	$6,484,987
Net income	$6,901	$36,967	$39,028	$115,427

The above pro forma supplemental information does not purport to be indicative of what the Company's operations would have been had these transactions occurred on July 1, 2022, and should not be considered indicative of future operating results. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the acquisition of LPM. The unaudited pro forma information accounts for: (i) the elimination of transactions between the Company and LPM, and (ii) adjustments to the amortization expense resulting from the estimated fair value of the acquired finite-lived intangible assets, acquisition costs, consulting fees, share-based compensation expense, and the resulting impact to the income tax provision.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”). As of March 31, 2024, JMB had six wholly-owned subsidiaries: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"), and has a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these Notes to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

JM Bullion, Inc.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites. As of March 31, 2024, JMB operated nine separately branded, company-owned websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, BGASC.com, CyberMetals.com, BullionMax.com, Gold.com, GoldPrice.org, and SilverPrice.org. Typically, JMB offers approximately 4,900 different products during a fiscal year, measured by stock keeping units or SKUs, on its websites. This number can vary over time, particularly when demand is high and certain SKUs may be out of stock.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements reflect the financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, and majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary. In addition to A-Mark, our consolidated financial statements include the accounts of: AMTAG, TDS, AMGL, AMST, AM/LPM Ventures, JMB, Goldline, and CFC. Intercompany accounts and transactions are eliminated.

Comprehensive Income

Our other comprehensive income and losses are comprised of unrealized gains and losses associated with the translation of foreign-based equity method investments which are shown in our condensed consolidated statements of stockholders' equity.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of fair value (primarily, with respect to precious metal inventory, derivatives, assets and liabilities acquired in business combinations, certain financial instruments, and certain investments); impairment assessments of property, plant and equipment, long-term investments, and intangible assets; valuation allowance determination on deferred tax assets; determining the incremental borrowing rate for calculating right of use assets and lease liabilities; and revenue recognition judgments. Actual results could materially differ from these estimates.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2023 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2023 Annual Report.

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

Dividends are recorded if and when they are declared by the board of directors (See Note 17.)

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

The Company has two wholly-owned foreign subsidiaries that generate remeasurement gains and losses: AMTAG and LPM. AMTAG functions as the Company’s international sales and marketing support and LPM functions as the Company's Asia headquarters. Because both entities have a functional currency of USD, remeasurement gains and losses from these foreign subsidiaries are recorded in the current period net income.

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

In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under ASC Topic 480, Distinguishing Liabilities from Equity, we recognize a liability equal to the fair value of the expected contingent payments as of the acquisition date. We remeasure this liability each reporting period, with the resulting changes recorded as selling, general, and administrative expenses. The assumptions used in estimating fair value of contingent consideration liabilities require significant judgment; the use of different assumptions and judgments could result in a materially different estimate of fair value which may have a material impact on our results from operations and financial position.

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

AMCF, a wholly-owned subsidiary of CFC, is a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities. Prior to the repayment of the AMCF Notes in December 2023, the Company had various forms of involvement with AMCF, which included (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF is required to maintain separate books and records. The assets and liabilities of this VIE as of March 31, 2024 and June 30, 2023 are indicated on the table that follows the condensed consolidated balance sheets. AMCF had no assets or liabilities as of March 31, 2024, and is currently inactive.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and June 30, 2023.

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

Finite-lived Intangible Assets

Finite-lived intangible assets consist primarily of customer relationships, non-compete agreements, and employment contracts. Certain existing customer relationships intangible assets are amortized in a non-linear manner which best reflects our estimate of the pattern in which the economic benefits of the assets are consumed. All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one year to fifteen years. We review our finite-lived intangible assets for impairment under the same policy described above for property, plant, and equipment; that is, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill and other indefinite-lived intangibles (such as trade names, trademarks, and domain names) are not subject to amortization, but are evaluated for impairment at least annually. For tax purposes, goodwill acquired in connection with a taxable asset acquisition is generally deductible.

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

Evaluation of indefinite-lived intangible assets for impairment

The Company evaluates its indefinite-lived intangible assets (i.e., trade names, trademarks, and domain names) for impairment. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is unlikely that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is unlikely that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through this quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment loss will be recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value.

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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an ongoing evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments were VIEs as of March 31, 2024 and June 30, 2023.

Other Long-Term Assets

On June 27, 2022, the Company acquired an additional 40% interest in Silver Gold Bull, Inc. (See Note 10.) Also included in this acquisition was an option, which is exercisable between December 2023 and September 2024, to purchase an additional 27.6% of the outstanding equity of Silver Gold Bull, Inc. to bring the Company's ownership interest up to 75.0%. As of March 31, 2024 and June 30, 2023, the fair value of the option was $5.3 million and $5.3 million, respectively. As of March 31, 2024, this option remained unexercised.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. The direct costs incurred to acquire treasury stock are treated like stock issue costs and added to the cost of the treasury stock, which includes applicable fees and taxes. Other than the shares issued to acquire LPM in February 2024 (see Note 1), there have been no reissuances of treasury stock.

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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of the AMCF Notes have been included as a component of the carrying amount of the debt, and Trading Credit Facility debt issuance costs are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively, and $1.8 million and $1.6 million for the nine months ended March 31, 2024 and 2023, respectively.

Earnings from Equity Method Investments

The Company's proportional interest in the reported earnings from equity method investments is shown on the condensed consolidated statements of income as earnings (losses) from equity method investments.

Other Income, Net

The Company's other income, net is comprised of royalty and consulting income, which is recognized when earned, as well as gains on other investments.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $3.5 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively, and $11.3 million and $11.6 million for the nine months ended March 31, 2024 and 2023, respectively. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs totaled $5.5 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively, and $16.2 million and $20.6 million for the nine months ended March 31, 2024 and 2023, respectively.

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

A reconciliation of shares used in calculating basic and diluted earnings per common share is presented below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Basic weighted-average shares of common stock outstanding	22,847	23,421	23,098	23,436
Effect of common stock equivalents	976	1,234	1,043	1,255
Diluted weighted-average shares outstanding	23,823	24,655	24,141	24,691

The anti-dilutive shares excluded from the table above were 30,220 and 10,000 for the three months ended March 31, 2024 and 2023, respectively, and 27,101 and 23,025 for the nine months ended March 31, 2024 and 2023, respectively. Actual common shares outstanding totaled 22,881,480 and 23,260,606 as of March 31, 2024 and 2023, respectively.

Recent Accounting Pronouncements

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

Acquisition-related Contingent Consideration. The contingent consideration liability related to our acquisition of LPM is measured at fair value at each reporting period using a MCS model with Level 3 unobservable inputs including estimated future cash flows generated by LPM, discount rates, and earnings volatility. See Note 1 for more further information regarding our contingent consideration.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis, aggregated by each fair value hierarchy level (in thousands):

	March 31, 2024
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$1,085,908	$—	$—	$1,085,908
Precious metals held under financing arrangements	12,772	—	—	12,772
Derivative assets — open sale and purchase commitments, net	29,996	—	—	29,996
Derivative assets — forward contracts	879	—	—	879
Option to purchase interest in a long-term investment	—	—	5,300	5,300
Total assets, valued at fair value	$1,129,555	$—	$5,300	$1,134,855
Liabilities:
Liabilities on borrowed metals	$26,167	$—	$—	$26,167
Product financing arrangements	510,237	—	—	510,237
Derivative liabilities — open sale and purchase commitments, net	6,081	—	—	6,081
Derivative liabilities — margin accounts	3,053	—	—	3,053
Derivative liabilities — futures contracts	4,262	—	—	4,262
Derivative liabilities — forward contracts	37,750	—	—	37,750
Acquisition-related contingent consideration	—	—	2,800	2,800
Total liabilities, valued at fair value	$587,550	$—	$2,800	$590,350

(1)
Commemorative coin inventory totaling $3.7 million was held at lower of cost or realizable value, and thus is excluded from the inventories balance shown in this table.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only under certain circumstances. These include (i) investments in private companies when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets, (ii) equity method investments that are remeasured to the acquisition-date fair value upon the Company obtaining a controlling interest in the investee during a step acquisition, (iii) property, plant, and equipment and definite-lived intangibles, (iv) goodwill, and (v) indefinite-lived intangibles, all of which are written down to fair value when they are held for sale or determined to be impaired.

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

4. RECEIVABLES, NET

Receivables, net consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Customer trade receivables	$20,606	$5,031
Wholesale trade advances	14,692	13,679
Due from brokers and other	17,931	16,533
	$53,229	$35,243

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans (in thousands):

	March 31, 2024	June 30, 2023
Secured loans originated	$92,048	$68,630
Secured loans originated - with a related party	5,024	—
	97,072	68,630
Secured loans acquired	18,573	31,990
	$115,645	$100,620

Secured Loans - Originated: Secured loans include short-term loans, which include a combination of on-demand lines and short-term facilities. These loans are fully secured by the customer's assets, which predominantly include bullion, numismatic, and semi-numismatic material, and are typically held in safekeeping by the Company. See Note 14 for further information regarding our secured loans made to related parties.

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

As of March 31, 2024 and June 30, 2023, our secured loans carried weighted-average effective interest rates of 10.4% and 10.4%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows (in thousands):

	March 31, 2024		June 30, 2023
Bullion	$59,710	51.6%	$52,165	51.8%
Numismatic and semi-numismatic	51,923	44.9%	47,856	47.6%
Graded sports cards and sports memorabilia	4,012	3.5%	599	0.6%
	$115,645	100.0%	$100,620	100.0%

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

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more (in thousands):

	March 31, 2024		June 30, 2023
Loan-to-value of less than 75%	$107,023	92.5%	$90,378	89.8%
Loan-to-value of 75% or more	8,622	7.5%	10,242	10.2%
	$115,645	100.0%	$100,620	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of March 31, 2024 and June 30, 2023.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company has liquidated the collateral to satisfy the amount due before any loan becomes non-performing or impaired.

Non-performing loans have the highest probability for credit loss. The allowance for secured loan credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default. In the event a loan were to become non-performing, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of March 31, 2024 and June 30, 2023, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due or non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income. For the three and nine months ended March 31, 2024 and 2023, the Company incurred no loan impairment costs and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. The following table summarizes the components of our inventory (in thousands):

	March 31, 2024	June 30, 2023
Inventory held for sale	$337,289	$437,670
Repurchase arrangements with customers	209,614	181,751
Consignment arrangements with customers	2,601	3,801
Commemorative coins, held at lower of cost or net realizable value	3,727	948
Borrowed precious metals	26,167	21,642
Product financing arrangements	510,237	335,831
	$1,089,635	$981,643

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, or product financing arrangements. As of March 31, 2024 and June 30, 2023, inventory held for sale totaled $337.3 million and $437.7 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of March 31, 2024 and June 30, 2023, included within inventories is $209.6 million and $181.8 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of March 31, 2024 and June 30, 2023 totaled $2.6 million and $3.8 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and totaled $3.7 million and $0.9 million as of March 31, 2024 and June 30, 2023, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $26.2 million and $21.6 million as of March 31, 2024 and June 30, 2023, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement repurchase date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $510.2 million and $335.8 million as of March 31, 2024 and June 30, 2023, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of March 31, 2024 and June 30, 2023, the unrealized gains or losses resulting from the difference between market value and cost of physical inventory were gains of $54.5 million and losses of $4.6 million, respectively.

Premium Component of Inventory

The premium component, at market value, included in the inventory as of March 31, 2024 and June 30, 2023 totaled $36.1 million and $29.4 million, respectively.

7. LEASES

Components of operating lease expense were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Operating lease costs	$401	$366	$1,133	$1,094
Variable lease costs	155	148	366	367
Short term lease costs	10	29	63	78
	$566	$543	$1,562	$1,539

For the nine months ended March 31, 2024, we made cash payments of $1.2 million for operating lease obligations. These payments are included in operating cash flows. As of March 31, 2024, the weighted-average remaining lease term under our capitalized operating leases was 3.8 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities as of March 31, 2024 for our operating leases were as follows (in thousands):

Year ending June 30,	Operating Leases
2024 (remainder of year)	$556
2025	2,045
2026	1,534
2027	823
2028	700
Thereafter	626
Total lease payments	6,284
Imputed interest	(588)
Total operating lease liability	$5,696	(1)
Operating lease liability - current	$1,749	(2)
Operating lease liability - long-term	3,947	(3)
	$5,696	(1)

(1)
Represents the present value of the operating lease liabilities as of March 31, 2024.
(2)
Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)
Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.

The Company has one related party lease; for information on this lease refer to Note 14.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Computer software	$9,229	$7,442
Plant equipment	10,090	8,477
Leasehold improvements	4,195	3,969
Office furniture, and fixtures	3,308	2,960
Computer equipment	2,253	1,713
Building	1,242	857
Total depreciable assets	30,317	25,418
Less: Accumulated depreciation and amortization	(15,577)	(13,553)
Property and equipment not placed in service	1,088	242
Land	406	406
Property, plant, and equipment, net	$16,234	$12,513

Property, plant and equipment depreciation and amortization expense was $0.8 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, and $2.0 million and $1.6 million for the nine months ended March 31, 2024 and 2023, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill is an intangible asset that arises when a company acquires an existing business or assets (net of assumed liabilities) which comprise a business. In general, the amount of goodwill recorded in an acquisition is calculated as the purchase price of the business minus the fair market value of the tangible assets and the identifiable intangible assets, net of the assumed liabilities. Goodwill and intangibles can also be established by push-down accounting. Below is a summary of the significant transactions that generated our goodwill and intangible assets:

•
In connection with the Company's formation of AMST in August 2016, the Company recorded $2.5 million and $4.3 million of identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal and represent their fair values at the acquisition date.
•
In connection with the Company's acquisition of Goldline in August 2017, the Company recorded $5.0 million and $1.4 million of additional identifiable intangible assets and goodwill, respectively; these values were based upon an independent appraisal and represent their fair values at the acquisition date.
•
In March 2021, the Company acquired 100% ownership of JMB, in which we previously held a 20.5% equity interest. At the acquisition date we measured the value of identifiable intangible assets and goodwill at $98.0 million and $92.1 million, respectively. These values represent their fair values at the acquisition date.
•
In October 2022, JMB acquired $4.5 million of intangible assets that included: BGASC’s website, domain name, trademarks, logos, customer list, and all intellectual property.
•
In connection with the Company's acquisition of LPM in February 2024, we recorded $10.3 million and $20.0 million of identifiable intangible assets and goodwill, respectively. These values represent their fair values at the acquisition date.
•
In March 2024, JMB acquired $8.5 million of intangible assets that included Gold.com's domain name.

Carrying Value

The carrying value of goodwill and other purchased intangibles are described below (dollar amounts in thousands):

			March 31, 2024				June 30, 2023
	Estimated Useful Lives (Years)	Remaining Weighted-Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	5 - 15	4.9	$62,568	$(50,924)	$—	$11,644	$55,768	$(46,465)	$—	$9,303
Developed technology	4	1.2	11,036	(8,146)	—	2,890	11,036	(6,077)	—	4,959
Non-compete and other	3 - 5	3.5	2,310	(2,300)	—	10	2,310	(2,300)	—	10
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			76,209	(61,665)	—	14,544	69,409	(55,137)	—	14,272
Trade names and trademarks	Indefinite	Indefinite	53,148	—	(1,290)	51,858	49,648	—	(1,290)	48,358
Domain name	Indefinite	Indefinite	8,515	—	—	8,515	—	—	—	—
Identifiable intangible assets			$137,872	$(61,665)	$(1,290)	$74,917	$119,057	$(55,137)	$(1,290)	$62,630

Goodwill	Indefinite	Indefinite	$122,320	$—	$(1,364)	$120,956	$102,307	$—	$(1,364)	$100,943

The Company's intangible assets are subject to amortization except for trade names, trademarks, and domain names, which have indefinite lives. Amortization expense related to the Company's intangible assets was $2.2 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively, and $6.5 million and $8.2 million for the nine months ended March 31, 2024 and 2023, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of June 30, 2023	$100,943
Goodwill acquired - LPM	20,013
Balance as of March 31, 2024	$120,956

Impairment

We recorded a non-recurring impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) in fiscal 2018 related to Goldline. Other than the impairment charge related to Goldline, we have not recorded any impairment of goodwill or indefinite-lived intangible assets.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024 (remainder of year)	$1,899
2025	5,962
2026	1,763
2027	1,339
2028	951
Thereafter	2,630
$14,544

10. LONG-TERM INVESTMENTS

As of March 31, 2024, the Company had eight investments in privately-held entities. The following table shows the carrying value and ownership percentage of the Company's investment in each entity (in thousands):

	March 31, 2024			June 30, 2023
Investee	Carrying Value	Ownership Percentage		Carrying Value	Ownership Percentage
Silver Gold Bull, Inc.	$43,753	47.4%		$44,699	47.4%
Pinehurst Coin Exchange, Inc.	16,994	49.0%		15,999	49.0%
Sunshine Minting, Inc.	19,356	44.9%		17,719	44.9%
Company A	283	33.3%		233	33.3%
Company B	2,015	50.0%		2,005	50.0%
Texas Precious Metals, LLC	6,734	12.0%		5,465	12.0%
Atkinsons Bullion & Coins	2,537	25.0%		2,415	25.0%
APS Investment, LLC	2,063	33.3%	(1)	—	—%
	$93,735			$88,535

(1)
APS Investment, LLC is a holding company that owns a 10% equity interest in AMS Holding, LLC. Pinehurst Coin Exchange, Inc. and Stack's Bowers Numismatics, LLC also each own a one-third equity interest in APS Investment, LLC.

We consider all of our equity method investees to be related parties. See Note 14 for a summary of the Company's aggregate balances and activity with these related party entities. All of the Company's investees are accounted for using the equity method, with the exception of Company A, which is accounted for using the cost method and is not considered a related party.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Trade payables to customers	$3,602	$20,512
Other accounts payable	5,996	4,953
Accounts payable and other payables	$9,598	$25,465

Deferred revenue	$10,039	$7,419
Advances from customers	140,836	173,944
Deferred revenue and other advances	$150,875	$181,363

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

	March 31, 2024				June 30, 2023
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$32,051	$(2,055)	$—	$29,996	$53,924	$(15,967)	$—	$37,957
Futures contracts	—	—	—	—	832	—	—	832
Forward contracts	879	—	—	879	39,092	—	—	39,092
	$32,930	$(2,055)	$—	$30,875	$93,848	$(15,967)	$—	$77,881
Nettable derivative liabilities:
Open sale and purchase commitments	$8,086	$(2,005)	$—	$6,081	$2,271	$(1,418)	$—	$853
Margin accounts	19,838	—	(16,785)	3,053	17,681	—	(13,240)	4,441
Futures contracts	4,262	—	—	4,262	1,161	—	—	1,161
Forward contracts	37,750	—	—	37,750	1,621	—	—	1,621
	$69,936	$(2,005)	$(16,785)	$51,146	$22,734	$(1,418)	$(13,240)	$8,076

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

Below is a summary of the net gains (losses) on derivative instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Gains (losses) on derivative instruments:
Unrealized (losses) gains on open futures commodity and forward contracts and open sale and purchase commitments, net	$(17,349)	$36,654	$(91,327)	$(39,907)
Realized (losses) gains on futures commodity contracts, net	(1,331)	12,826	4,852	44,007
	$(18,680)	$49,480	$(86,475)	$4,100

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

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk (in thousands):

	March 31, 2024	June 30, 2023
Inventories	$1,089,635	$981,643
Precious metals held under financing arrangements	12,772	25,530
	1,102,407	1,007,173
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(3,727)	(948)
Premium on metals position	(36,128)	(29,358)
Precious metal value not hedged	(39,855)	(30,306)

Commitments at market:
Open inventory purchase commitments	750,149	921,108
Open inventory sales commitments	(356,489)	(587,392)
Margin sale commitments	(19,838)	(17,682)
In-transit inventory no longer subject to market risk	(10,401)	(5,505)
Unhedgeable premiums on open commitment positions	11,863	11,224
Borrowed precious metals	(26,167)	(21,642)
Product financing arrangements	(510,237)	(335,831)
Advances on industrial metals	596	698
	(160,524)	(35,022)

Precious metal subject to price risk	902,028	941,845

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	754,420	767,767
Precious metals futures contracts at market values	149,799	170,466
Total market value of derivative financial instruments	904,219	938,233

Net precious metals subject to commodity price risk	$(2,191)	$3,612

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of March 31, 2024 and June 30, 2023, the Company had the following outstanding commitments and open forward and futures contracts (in thousands):

	March 31, 2024	June 30, 2023
Purchase commitments	$750,149	$921,108
Sales commitments	$(356,489)	$(587,392)
Margin sales commitments	$(19,838)	$(17,682)
Open forward contracts	$754,420	$767,767
Open futures contracts	$149,799	$170,466

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheets. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. As of March 31, 2024, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

	March 31, 2024	June 30, 2023
Foreign exchange forward contracts	$7,327	$7,101
Open sale and purchase commitment transactions, net	$3,788	$5,611

13. INCOME TAXES

Net income from operations before provision for income taxes is shown below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
U.S.	$6,403	$45,766	$48,753	$146,895
Foreign	37	7	50	33
	$6,440	$45,773	$48,803	$146,928

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate are shown below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Current:
Federal	$1,089	$9,171	$9,441	$29,074
State and local	182	606	1,239	3,000
Foreign	15	(2)	25	22
Income tax expense	$1,286	$9,775	$10,705	$32,096

Effective income tax rate	20.0%	21.4%	21.9%	21.8%

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three and nine months ended March 31, 2024 and 2023 primarily due to the excess tax benefit from share-based compensation and the foreign derived intangible income special deduction, partially offset by Section 162(m) executive compensation disallowance, state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

Income Taxes Receivable and Payable

As of March 31, 2024 and June 30, 2023, we had an income tax receivable of $4.3 million and payable of $1.0 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2024 and June 30, 2023, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of March 31, 2024, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a federal deferred tax liability of $14.5 million and a state deferred tax liability of $2.3 million. As of June 30, 2023, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a federal deferred tax liability of $14.4 million and a state deferred tax liability of $2.3 million.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its condensed consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. As of March 31, 2024, there have been no material changes to our unrecognized tax benefits or any related interest or penalties since June 30, 2023.

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
2)
Equity method investees. As of March 31, 2024, the Company had seven investments in privately-held entities which have been determined to be equity method investees and related parties.

Our related party transactions primarily include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, and (iv) hedging transactions. Below is a summary of our related party transactions. The amounts presented for each period reflect each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

Our related party net receivables and payables balances were as shown below (in thousands):

	March 31, 2024				June 30, 2023
	Receivables		Payables		Receivables		Payables
Stack's Bowers Galleries	$6,212	(1)	$—		$534	(2)	$—
Equity method investees	4,127	(2)	4,485	(3)	737	(2)	2,977	(3)
Other	—		54	(3)	—		—
	$10,339		$4,539		$1,271		$2,977

(1)
Balance includes trade receivables, secured loans receivables, and other receivables, net
(2)
Balance includes trade receivables and other receivables, net
(3)
Balance includes note payables, trade payables, and other payables, net

Long-term Investments

As of March 31, 2024 and June 30, 2023, the aggregate carrying balance of the equity method investments was $93.5 million and $88.3 million, respectively. (See Note 10.)

Other Long-term Assets

As of March 31, 2024 and June 30, 2023, the fair value of the option to purchase an additional 27.6% ownership interest in Silver Gold Bull, Inc. was $5.3 million and $5.3 million, respectively. This option was acquired in June 2022 in conjunction with the Company’s acquisition of an additional 40% ownership interest in Silver Gold Bull, Inc., and is exercisable between December 2023 and September 2024. As of March 31, 2024, this option remained unexercised. (See Note 10.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards and sports memorabilia to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026; the CCP Note may be further extended by mutual agreement. As of March 31, 2024 and June 30, 2023, the outstanding principal balance of the CCP Note was $4.0 million and $0.5 million, respectively.

Activity with Related Parties

Sales and Purchases

Our sales and purchases with companies deemed to be related parties were as follows (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$47,377	$16,988	$33,723	$6,337	$118,315	$39,858	$97,978	$22,441
Equity method investees	286,998	40,038	282,833	13,915	931,201	62,626	703,548	29,023
	$334,375	$57,026	$316,556	$20,252	$1,049,516	$102,484	$801,526	$51,464

Interest Income

We earned interest income from related parties as set forth below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Interest income from secured loans receivables	$24	$—	$24	$—
Interest income from finance products and repurchase arrangements	2,560	2,275	7,702	5,708
	$2,584	$2,275	$7,726	$5,708

Selling, General, and Administrative

The Company incurred selling, general, and administrative expense related to its subleasing agreement with Stack's Bowers Galleries and consulting agreement with Cerberus Limited of $66,000 and $12,000 during the three months ended March 31, 2024 and 2023, respectively, and $90,000 and $22,000 during the nine months ended March 31, 2024 and 2023, respectively.

Interest Expense

The Company incurred interest expense related to its note with CCP of $20,000 and $9,000 during the three months ended March 31, 2024 and 2023, respectively, and $32,000 and $32,000 during the nine months ended March 31, 2024 and 2023, respectively.

Equity Method Investments — Earnings, Dividends and Distributions Received

The Company's proportional share of our equity method investee's earnings were net losses of $0.2 million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively, and net income of $3.3 million and $7.3 million, during the nine months ended March 31, 2024 and 2023, respectively.

The Company received dividend and distribution payments from our equity method investees that totaled, in the aggregate, $0.1 million and $0.0 million during the three months ended March 31, 2024 and 2023, respectively, and $0.4 million and $0.6 million during the nine months ended March 31, 2024 and 2023, respectively.

Other Income

The Company earned royalty and consulting services income from related parties that totaled $0.4 million and $0.6 million during the three months ended March 31, 2024 and 2023, respectively, and $1.0 million and $2.0 million during the nine months ended March 31, 2024 and 2023, respectively.

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

The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by all of the Company's subsidiaries, with the exception of AMCF. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of March 31, 2024, the interest rate on our Trading Credit Facility was approximately 7.7% and the daily SOFR rate was approximately 5.3%.

The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. We routinely use funds drawn under the Trading Credit Facility to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $290.0 million and $235.0 million at March 31, 2024 and June 30, 2023, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $60.0 million and $115.0 million as determined on March 31, 2024 and June 30, 2023, respectively. As of March 31, 2024 and June 30, 2023, the remaining unamortized balance of loan costs was approximately $3.7 million and $2.4 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of March 31, 2024.

Interest expense related to the Company’s Trading Credit Facility totaled $6.3 million and $5.1 million which represents 63.9% and 54.8% of the total interest expense recognized for the three months ended March 31, 2024 and 2023, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate of 8.56% and 7.46% for the three months ended March 31, 2024 and 2023, respectively.

Interest expense related to the Company’s Trading Credit Facility totaled $18.0 million and $11.1 million which represents 60.1% and 49.0% of the total interest expense recognized for the nine months ended March 31, 2024 and 2023, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate of 8.48% and 6.79% for the nine months ended March 31, 2024 and 2023, respectively.

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

For the three months ended March 31, 2024 and 2023, interest expense related to the AMCF Notes (including loan amortization costs) totaled $0.0 million and $1.4 million, which represents 0.0% and 14.7% of the total interest expense recognized by the Company, respectively. For the three months ended March 31, 2024 and 2023, the AMCF Notes' weighted-average effective interest rate was 5.88% and 5.88%, respectively.

For the nine months ended March 31, 2024 and 2023, interest expense related to the AMCF Notes (including loan amortization costs) totaled $2.5 million and $4.3 million, which represents 8.3% and 19.0% of the total interest expense recognized by the Company, respectively. For the nine months ended March 31, 2024 and 2023, the AMCF Notes' weighted-average effective interest rate was 5.88% and 5.88%, respectively.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed metals with market values totaling $26.2 million as of March 31, 2024, with corresponding metals totaling $0.0 million and $26.2 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated March 31, 2024 balance sheet. The Company recorded liabilities on borrowed metals with market values totaling $21.6 million as of June 30, 2023 with corresponding metals totaling $0.0 million and $21.6 million included in precious metals held under financing arrangements and inventories, respectively, on the condensed consolidated June 30, 2023 balance sheet.

For the three months ended March 31, 2024 and 2023, the interest expense related to liabilities on borrowed metals totaled $0.5 million and $0.5 million, which represents 4.9% and 4.9% of the total interest expense recognized by the Company, respectively. For the nine months ended March 31, 2024 and 2023, the interest expense related to liabilities on borrowed metals totaled $1.4 million and $1.3 million, which represents 4.7% and 5.9% of the total interest expense recognized by the Company, respectively.

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

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory upon demand at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $510.2 million and $335.8 million as of March 31, 2024 and June 30, 2023, respectively.

For the three months ended March 31, 2024 and 2023, the interest expense related to product financing arrangements totaled $2.9 million and $2.0 million, which represents 29.2% and 22.2% of the total interest expense recognized by the Company, respectively. For the nine months ended March 31, 2024 and 2023, the interest expense related to product financing arrangements totaled $7.4 million and $4.9 million, which represents 24.6% and 21.7% of the total interest expense recognized by the Company, respectively.

16. COMMITMENTS AND CONTINGENCIES

Refer to Note 16 of the Notes to Consolidated Financial Statements in the 2023 Annual Report for information relating to employment contracts and other commitments. Other than the contingent consideration liability we recorded upon the acquisition of LPM as detailed in Note 1, the Company is not aware of any material changes to commitments as summarized in the 2023 Annual Report.

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

17. STOCKHOLDERS’ EQUITY

Shelf Registration Statement

On September 25, 2020, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on March 4, 2021, on which the Company registered for sale up to $150.0 million of any combination of its debt securities, shares of common stock, shares of preferred stock, rights, warrants, units and/or purchase contracts from time to time and at prices and on terms that the Company may determine. After a public offering of common stock in March 2021, approximately $69.5 million of securities remained available for issuance, but this shelf registration statement expired in March 2024. Therefore, no further securities may be offered or sold under this registration statement.

Dividends

On July 5, 2023, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on July 17, 2023. The dividend was paid on July 28, 2023 and totaled $4.7 million.

On August 17, 2023, the Company's board of directors declared a non-recurring special dividend of $1.00 per share of common stock to stockholders of record at the close of business on September 12, 2023. The dividend was paid on September 26, 2023 and totaled $23.4 million.

On August 17, 2023, the Company's board of directors also declared a regular cash dividend of $0.20 per share of common stock to stockholders of record at the close of business on October 10, 2023. The dividend was paid on October 24, 2023 and totaled $4.6 million.

On January 4, 2024, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on January 16, 2024. The dividend was paid on January 29, 2024 and totaled $4.6 million.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of March 31, 2024, 848,509 shares remain authorized for repurchase under the program.

During the nine months ended March 31, 2024, we repurchased 815,756 shares under the program for $22.4 million. From inception of the program through March 31, 2024, we repurchased a total of 1,151,491 shares for $32.2 million.

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

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of March 31, 2024, 1,701,243 shares were available for issuance of new awards under the 2014 Plan.

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

The Company incurred compensation expense related to stock options of $0.2 million and $0.3 million during the three months ended March 31, 2024 and 2023, and $0.6 million and $0.9 million during the nine months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was total remaining compensation expense of $0.2 million related to employee stock options, which will be recorded over a weighted-average vesting period of approximately 0.5 years.

The following table summarizes stock option activity:

	Options	Weighted-Average Exercise Price Per Share		Aggregate Intrinsic Value (in thousands)		Weighted-Average Grant Date Fair Value Per Award
Fiscal 2023
Outstanding at June 30, 2022	1,779,460	$7.84	(1)	$43,433		$3.51
Granted	10,000	$39.69		$—	(2)	$16.56
Exercises	(275,040)	$6.67		$6,511		$3.63
Outstanding at March 31, 2023	1,514,420	$7.09		$41,786		$3.57
Exercisable at March 31, 2023	981,931	$5.70		$28,429		$2.75
Fiscal 2024
Outstanding at June 30, 2023	1,446,260	$7.11		$43,882		$3.58
Exercises	(223,396)	$6.26		$5,909		$3.66
Outstanding at March 31, 2024	1,222,864	$7.26		$28,736		$3.57
Exercisable at March 31, 2024	1,056,196	$5.38		$26,728		$2.74

(1) On September 9, 2022 a required adjustment to the outstanding options was triggered as a result of the non-recurring special divided that lowered the exercise strike price by $1.00.

(2) The Company issued the options with an exercise price per share not less than the closing market price of common stock on the grant date.

The following table summarizes information about stock options as of March 31, 2024:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$—	$5.00	584,862	5.41	$1.99	584,862	5.41	$1.99
$5.01	$7.50	16,000	2.55	$6.31	16,000	2.55	$6.31
$7.51	$12.50	400,000	1.89	$8.83	400,000	1.89	$8.83
$12.51	$30.00	212,002	6.66	$17.40	55,334	5.77	$16.08
$30.01	$50.00	10,000	8.85	$39.69	—	—	$—
		1,222,864	4.46	$7.26	1,056,196	4.05	$5.38

The following table summarizes nonvested stock option activity:

	Options	Weighted-Average Grant Date Fair Value Per Award
Nonvested outstanding at June 30, 2023	270,669	$8.14
Vested	(104,001)	$7.09
Nonvested outstanding at March 31, 2024	166,668	$8.80

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

The Company incurred compensation expense related to RSUs of $0.3 million and $0.2 million during the three months ended March 31, 2024 and 2023, and $1.0 million and $0.7 million during the nine months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there is $1.3 million remaining compensation expense related to RSUs, which will be recorded over a weighted-average vesting period of approximately 1.7 years.

The following table summarizes RSU activity:

	Awards Outstanding	Weighted-Average Fair Value per Unit at Grant Date
Fiscal 2023
Nonvested outstanding at June 30, 2022	56,093	$32.58
Granted	16,435	$29.21
Vested & delivered	(3,296)	$36.38
Vested & deferred (1)	(10,147)	$35.46
Nonvested outstanding at March 31, 2023	59,085	$30.93
Vested but subject to deferred settlement at March 31, 2023 (1)	29,341	$24.53
Outstanding at March 31, 2023	88,426	$28.81
Fiscal 2024
Nonvested outstanding at June 30, 2023 (2)	63,587	$32.37
Granted	26,651	$25.28
Vested & delivered	(10,481)	$30.53
Vested & deferred (1)	(12,540)	$28.71
Nonvested outstanding at March 31, 2024 (2)	67,217	$30.53
Vested but subject to deferred settlement at March 31, 2024 (1)	41,910	$25.76
Outstanding at March 31, 2024 (2)	109,127	$28.70

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

The fair value of this liability award is estimated with a Black-Scholes valuation model that uses certain assumptions, such as expected volatility, risk-free interest rate, life of the award, dividend rate and strike price. The Company also estimates the most probable aggregate total of the performance bonus to be paid over the performance period in determining the strike price of the award. The grant date fair value of this liability award was $5.7 million. The fair value of this liability award was $3.1 million as of March 31, 2024 resulting from the following assumptions: a performance bonus estimate of $4.0 million to be paid over the four-year term, a risk-free rate of 4.4%, and an equity volatility of 50.0%.

Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating due to remeasurement of fair value at the end of each reporting period because the award is classified as a liability. During the three and nine months ended March 31, 2024, the Company recognized $0.2 million and $0.6 million of compensation expense related to this cash incentive bonus award, respectively.

Certain Anti-Takeover Provisions

The Company’s certificate of incorporation and by-laws contain certain anti-takeover provisions that could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of the Company without negotiating with its board of directors. Such provisions could limit the price that investors might be willing to pay in the future for the Company’s securities. Certain of such provisions allow the Company to issue preferred stock with rights senior to those of the common stock or impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.
18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentrations

The following customers provided 10 percent or more of the Company's revenues (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$2,610,651	100.0%	$2,317,150	100.0%	$7,174,084	100.0%	$6,167,206	100.0%
Customer concentrations
Morgan Stanley(1)	$485,924	18.6%	$205,370	8.9%	$861,693	12.0%	$545,052	8.8%
HSBC Bank (1)	$572,054	21.9%	$328,465	14.2%	$1,628,466	22.7%	$751,828	12.2%

(1) Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales and Ancillary Services segment.

The following customer provided 10 percent or more of the Company's accounts receivable balances (in thousands):

	March 31, 2024		June 30, 2023
	Amount	Percent	Amount	Percent
Total accounts receivable	$53,229	100.0%	$35,243	100.0%
Customer concentrations
Morgan Stanley	$6,960	13.1%	$—	—%

The following customer accounted for 10 percent or more of the Company's secured loans receivable (in thousands):

	March 31, 2024		June 30, 2023
	Amount	Percent	Amount	Percent
Total secured loans	$115,645	100.0%	$100,620	100.0%
Customer concentrations
Customer A	$13,500	11.7%	$13,500	13.4%

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

Revenue

in thousands	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
Revenue by segment (1)
Wholesale Sales & Ancillary Services	$2,517,536		$2,204,422		$6,866,354		$5,819,421
Eliminations of inter-segment sales	(242,559)		(409,282)		(724,121)		(1,052,440)
Wholesale Sales & Ancillary Services, net of eliminations (2)	2,274,977		1,795,140		6,142,233		4,766,981
Direct-to-Consumer	335,674	(a)	522,010	(b)	1,031,851	(c)	1,400,225	(d)
	$2,610,651		$2,317,150		$7,174,084		$6,167,206

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $2.9 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $2.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Includes $6.2 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)
Includes $2.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue by geographic region
United States	$1,130,113	$1,365,078	$3,468,807	$3,686,828
Europe	1,340,189	719,519	3,276,250	1,836,949
North America, excluding United States	127,189	218,810	390,985	613,454
Asia Pacific	12,329	13,065	34,831	22,846
Africa	12	—	12	—
Australia	819	678	3,199	7,129
	$2,610,651	$2,317,150	$7,174,084	$6,167,206

Gross Profit and Gross Margin Percentage

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$16,323	$25,943	$64,650	$93,236
Eliminations and adjustments	511	6,343	4,415	972
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	16,834	32,286	69,065	94,208
Direct-to-Consumer, net of eliminations	18,004	43,212	61,219	121,851
	$34,838	$75,498	$130,284	$216,059
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	0.648%	1.177%	0.942%	1.602%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	0.740%	1.799%	1.124%	1.976%
Direct-to-Consumer	5.364%	8.278%	5.933%	8.702%
Consolidated gross margin percentage	1.334%	3.258%	1.816%	3.503%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Operating income (expenses) by segment
Wholesale Sales & Ancillary Services	$(15,954)	$(14,990)	$(40,603)	$(26,889)
Eliminations	(22)	(64)	(90)	(178)
Wholesale Sales & Ancillary Services, net of eliminations	$(15,976)	$(15,054)	$(40,693)	$(27,067)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general, and administrative expenses	$(12,202)	$(12,428)	$(33,366)	$(29,377)
Depreciation and amortization expense	(474)	(247)	(1,084)	(703)
Interest income	3,676	3,601	10,657	9,081
Interest expense	(7,266)	(5,979)	(20,989)	(13,696)
Earnings (losses) from equity method investments	(223)	(72)	3,269	7,272
Other income, net	440	36	736	106
Unrealized gains on foreign exchange	73	35	84	250
	$(15,976)	$(15,054)	$(40,693)	$(27,067)
Direct-to-Consumer
Selling, general, and administrative expenses	$(10,259)	$(10,900)	$(32,569)	$(31,625)
Depreciation and amortization expense	(2,392)	(3,005)	(7,209)	(8,817)
Interest expense	(580)	(1,287)	(2,475)	(3,020)
Other income (expense), net	5	—	5	(12)
	$(13,226)	$(15,192)	$(42,248)	$(43,474)
Secured Lending
Selling, general, and administrative expenses	$(393)	$(513)	$(1,160)	$(1,436)
Depreciation and amortization expense	(83)	(88)	(259)	(264)
Interest income	3,006	2,486	8,438	7,086
Interest expense	(2,061)	(1,971)	(6,434)	(5,887)
Earnings from equity method investments	17	2	11	4
Other income, net	318	605	864	1,907
	$804	$521	$1,460	$1,410

Net Income Before Provision for Income Taxes

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$858	$17,232	$28,372	$67,141
Direct-to-Consumer	4,778	28,020	18,971	78,377
Secured Lending	804	521	1,460	1,410
	$6,440	$45,773	$48,803	$146,928

Advertising Expense

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(585)	$(384)	$(1,870)	$(975)
Direct-to-Consumer	(2,889)	(3,424)	(9,261)	(10,455)
Secured Lending	(59)	(56)	(170)	(184)
	$(3,533)	$(3,864)	$(11,301)	$(11,614)

Capital Expenditures for Property, Plant, and Equipment

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Capital expenditures for property, plant, and equipment by segment
Wholesale Sales & Ancillary Services	$(676)	$(313)	$(3,821)	$(1,827)
Direct-to-Consumer	(18)	(252)	(697)	(1,400)
	$(694)	$(565)	$(4,518)	$(3,227)

Precious Metals Held Under Financing Arrangements

in thousands
	March 31, 2024	June 30, 2023
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$12,772	$10,580
Secured Lending	—	14,950
	$12,772	$25,530

Inventories

in thousands
	March 31, 2024	June 30, 2023
Inventories by segment
Wholesale Sales & Ancillary Services	$965,595	$815,576
Direct-to-Consumer	124,040	109,226
Secured Lending	—	56,841
	$1,089,635	$981,643

in thousands
	March 31, 2024	June 30, 2023
Inventories by geographic region
United States	$1,010,237	$938,177
North America, excluding United States	18,470	20,787
Europe	22,621	18,454
Asia	38,307	4,139
Australia	—	86
	$1,089,635	$981,643

Total Assets

in thousands
	March 31, 2024	June 30, 2023
Total assets by segment
Wholesale Sales & Ancillary Services	$1,254,692	$1,110,615
Eliminations	(208,839)	(214,009)
Wholesale Sales & Ancillary Services, net of eliminations	1,045,853	896,606
Direct-to-Consumer	505,200	471,796
Secured Lending	118,434	177,169
	$1,669,487	$1,545,571

in thousands
	March 31, 2024	June 30, 2023
Total assets by geographic region
United States	$1,540,939	$1,500,555
North America, excluding United States	18,470	20,787
Europe	28,509	20,004
Asia	81,569	4,139
Australia	—	86
	$1,669,487	$1,545,571

Long-term Assets

in thousands
	March 31, 2024	June 30, 2023
Long-term assets by segment
Wholesale Sales & Ancillary Services	$156,810	$116,189
Direct-to-Consumer	161,461	159,918
Secured Lending	2,025	2,273
	$320,296	$278,380

in thousands
	March 31, 2024	June 30, 2023
Long-term assets by geographic region
United States	$287,905	$278,378
Europe	2	2
Asia	32,389	—
	$320,296	$278,380

Goodwill

in thousands
	March 31, 2024	June 30, 2023
Goodwill by segment
Wholesale Sales & Ancillary Services	$28,894	$8,881
Direct-to-Consumer(1)	92,062	92,062
	$120,956	$100,943

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	March 31, 2024	June 30, 2023
Intangible assets by segment
Wholesale Sales & Ancillary Services	$12,853	$2,687
Direct-to-Consumer(1)	62,064	59,943
	$74,917	$62,630

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.

20. SUBSEQUENT EVENTS

On April 29, 2024, the Company paid a regular cash dividend of $0.20 per share to stockholders of record as of April 16, 2024.

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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of March 31, 2024, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.

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

Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the “Silver Towne Mint"), and AM/LPM Ventures, LLC, which we formed in February 2024 to acquire LPM Group Limited ("LPM").

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in over 1,800 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, a numismatics showroom in Hong Kong, and a trading center in El Segundo, California. The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to Wholesale Sales activity, A-Mark offers its customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint, and it also purchases product from other sovereign mints, for sale to its customers.

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

In February 2024, the Company acquired LPM, one of Asia's largest precious metals dealers. Headquartered in Hong Kong, LPM extends A-Mark's global reach by offering its full-service precious metals products and services in Asia and internationally.

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

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites. JMB currently operates nine separately branded, company-owned websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, BGASC.com, CyberMetals.com, BullionMax.com, Gold.com, GoldPrice.org, and SilverPrice.org.

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

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of March 31, 2024, CFC had approximately $115.6 million in secured loans outstanding, of which approximately 16.1% were acquired from third parties (some of which may be customers of A-Mark) and approximately 83.9% were originated by CFC.

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

Direct-to-Consumer Customers. We are focused on attracting new customers and retaining existing customers to drive revenue growth. We use the following three metrics as revenue growth indicators when assessing our customer base:

•
New Direct-to-Consumer Customers means the number of customers that have registered or set up a new account or made a purchase for the first time during the period.
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

Macroeconomic Volatility

Continued macroeconomic uncertainty and the volatility in the financial markets in recent years have positively affected the Company’s trading revenues and gross profit as the volatility of the price of precious metals and numismatics typically results in an increase in the spread between bid and ask prices on these products. Although conditions may fluctuate from period to period, when volatility is high, we historically experience increased demand for products in each of our coin and bar, industrial, and retail businesses. While macroeconomic uncertainty continues to impact our business, its effects have been less pronounced in the current fiscal year. The Company cannot predict the periods during which such increased volatility will occur or the level of such increased volatility, the effect of such volatility and macroeconomic uncertainty on the Company, or whether other effects on the Company and its businesses will materialize in the short or long term.

Recent Development

On May 6, 2024, the Company amended A-Mark's Code of Ethics and Business Conduct applicable to directors, officers and other employees, making the following changes:

•
Stating that, when conflicts of interest arise, decisions on behalf of the Company must be made by disinterested persons having full information as to the circumstances;
•
Strengthening prohibitions on (i) misleading or coercing the Company’s independent public auditors to render financial statements inaccurate, (ii) money laundering and (iii) human rights labor violations by the Company or suppliers;
•
Authorizing the Company, when a prohibited gift has been directed to an individual, to donate it to charity;
•
Clarifying that a person running for office or engaging in public advocacy may disclose their affiliation with the Company as a credential but not state that the Company is endorsing a candidacy or policy position;
•
Stating the Company's intention to hire individuals from diverse cultures and backgrounds with wide ranging experience and academic achievement; and
•
Clarifying and making more specific the wording of various provisions consistent with the substance of those provisions.

RESULTS OF OPERATIONS

Overview of Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2024 and 2023

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,610,651	100.000%	$2,317,150	100.000%	$293,501	12.7%
Gross profit	34,838	1.334%	75,498	3.258%	$(40,660)	(53.9%)
Selling, general, and administrative expenses	(22,854)	(0.875%)	(23,841)	(1.029%)	$(987)	(4.1%)
Depreciation and amortization expense	(2,949)	(0.113%)	(3,340)	(0.144%)	$(391)	(11.7%)
Interest income	6,682	0.256%	6,087	0.263%	$595	9.8%
Interest expense	(9,907)	(0.379%)	(9,237)	(0.399%)	$670	7.3%
Losses from equity method investments	(206)	(0.008%)	(70)	(0.003%)	$136	194.3%
Other income, net	763	0.029%	641	0.028%	$122	19.0%
Unrealized gains on foreign exchange	73	0.003%	35	0.002%	$38	108.6%
Net income before provision for income taxes	6,440	0.247%	45,773	1.975%	$(39,333)	(85.9%)
Income tax expense	(1,286)	(0.049%)	(9,775)	(0.422%)	$(8,489)	(86.8%)
Net income	5,154	0.197%	35,998	1.554%	$(30,844)	(85.7%)
Net income attributable to noncontrolling interest	141	0.005%	78	0.003%	$63	80.8%
Net income attributable to the Company	$5,013	0.192%	$35,920	1.550%	$(30,907)	(86.0%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$0.22		$1.53		$(1.31)	(85.6%)
Diluted	$0.21		$1.46		$(1.25)	(85.6%)

Performance Metrics:(1)
Gold ounces sold(2)	446,000		659,000		(213,000)	(32.3%)
Silver ounces sold(3)	25,722,000		36,906,000		(11,184,000)	(30.3%)
Inventory turnover ratio(4)	2.3		2.4		(0.1)	(4.2%)
Number of secured loans at period end(5)	675		963		(288)	(29.9%)

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
(5)
Number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the period.

Consolidated Results of Operations for the Nine Months Ended March 31, 2024 and 2023

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$7,174,084	100.000%	$6,167,206	100.000%	$1,006,878	16.3%
Gross profit	130,284	1.816%	216,059	3.503%	$(85,775)	(39.7%)
Selling, general, and administrative expenses	(67,095)	(0.935%)	(62,438)	(1.012%)	$4,657	7.5%
Depreciation and amortization expense	(8,552)	(0.119%)	(9,784)	(0.159%)	$(1,232)	(12.6%)
Interest income	19,095	0.266%	16,167	0.262%	$2,928	18.1%
Interest expense	(29,898)	(0.417%)	(22,603)	(0.367%)	$7,295	32.3%
Earnings from equity method investments	3,280	0.046%	7,276	0.118%	$(3,996)	(54.9%)
Other income, net	1,605	0.022%	2,001	0.032%	$(396)	(19.8%)
Unrealized gains on foreign exchange	84	0.001%	250	0.004%	$(166)	(66.4%)
Net income before provision for income taxes	48,803	0.680%	146,928	2.382%	$(98,125)	(66.8%)
Income tax expense	(10,705)	(0.149%)	(32,096)	(0.520%)	$(21,391)	(66.6%)
Net income	38,098	0.531%	114,832	1.862%	$(76,734)	(66.8%)
Net income attributable to noncontrolling interest	492	0.007%	306	0.005%	$186	60.8%
Net income attributable to the Company	$37,606	0.524%	$114,526	1.857%	$(76,920)	(67.2%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$1.63		$4.89		$(3.26)	(66.7%)
Diluted	$1.56		$4.64		$(3.08)	(66.4%)

Performance Metrics:(1)
Gold ounces sold(2)	1,391,000		1,853,000		(462,000)	(24.9%)
Silver ounces sold(3)	82,675,000		110,960,000		(28,285,000)	(25.5%)
Inventory turnover ratio(4)	6.8		7.0		(0.2)	(2.9%)
Number of secured loans at period end(5)	675		963		(288)	(29.9%)

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
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,610,651	100.000%	$2,317,150	100.000%	$293,501	12.7%
Performance Metrics
Gold ounces sold	446,000		659,000		(213,000)	(32.3%)
Silver ounces sold	25,722,000		36,906,000		(11,184,000)	(30.3%)

Revenues for the three months ended March 31, 2024 increased $293.5 million, or 12.7%, to $2.611 billion from $2.317 billion in 2023. Excluding an increase of $622.1 million of forward sales, our revenues decreased $328.6 million, or 19.6%, which was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver.

Gold ounces sold for the three months ended March 31, 2024 decreased 213,000 ounces, or 32.3%, to 446,000 ounces from 659,000 ounces in 2023. Silver ounces sold for the three months ended March 31, 2024 decreased 11,184,000 ounces, or 30.3%, to 25,722,000 ounces from 36,906,000 ounces in 2023. On average, the selling prices for gold increased by 8.3% and selling prices for silver increased by 3.8% during the three months ended March 31, 2024 as compared to the prior year.

JMB's revenue represented 11.9% and 20.4% of the Company's consolidated revenue for the three months ended March 31, 2024 and 2023, respectively.

in thousands, except performance metrics
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$7,174,084	100.000%	$6,167,206	100.000%	$1,006,878	16.3%
Performance Metrics
Gold ounces sold	1,391,000		1,853,000		(462,000)	(24.9%)
Silver ounces sold	82,675,000		110,960,000		(28,285,000)	(25.5%)

Revenues for the nine months ended March 31, 2024 increased $1.007 billion, or 16.3%, to $7.174 billion from $6.167 billion in 2023. Excluding an increase of $1.514 billion of forward sales, our revenues decreased $506.9 million, or 11.0%, which was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver.

Gold ounces sold for the nine months ended March 31, 2024 decreased 462,000 ounces, or 24.9%, to 1,391,000 ounces from 1,853,000 ounces in 2023. Silver ounces sold for the nine months ended March 31, 2024 decreased 28,285,000 ounces, or 25.5%, to 82,675,000 ounces from 110,960,000 ounces in 2023. On average, the selling prices for gold increased by 10.4% and selling prices for silver increased by 10.3% during the nine months ended March 31, 2024 as compared to the prior year.

JMB's revenue represented 13.2% and 20.7% of the Company's consolidated revenue for the nine months ended March 31, 2024 and 2023, respectively.

Gross Profit

in thousands, except performance metric
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$34,838	1.334%	$75,498	3.258%	$(40,660)	(53.9%)
Performance Metric
Inventory turnover ratio	2.3		2.4		(0.1)	(4.2%)

Gross profit for the three months ended March 31, 2024 decreased $40.7 million, or 53.9%, to $34.8 million from $75.5 million in 2023. The overall gross profit decrease was due to lower gross profits earned from both the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage for the three months ended March 31, 2024 decreased by 192.4 basis points to 1.334% from 3.258% in 2023. Excluding an increase of $622.1 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended March 31, 2024 decreased by 191.7 basis points to 2.580% from 4.497%, which was primarily due to lower premium spreads, partially offset by higher trading profits. JMB’s retail market activity represented 45.0% and 47.1%, respectively, of the Company’s consolidated gross profit for the three months ended March 31, 2024 and 2023.

Our inventory turnover rate for the three months ended March 31, 2024 decreased by 4.2% to 2.3 from 2.4 in 2023. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances held under product financing arrangements, partially offset by higher forward sales.

in thousands, except performance metric
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$130,284	1.816%	$216,059	3.503%	$(85,775)	(39.7%)
Performance Metric
Inventory turnover ratio	6.8		7.0		(0.2)	(2.9%)
Gross profit for the nine months ended March 31, 2024 decreased $85.8 million, or 39.7%, to $130.3 million from $216.1 million in 2023. The overall gross profit decrease was due to lower gross profits earned from both the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage for the nine months ended March 31, 2024 decreased by 168.7 basis points to 1.816% from 3.503% in 2023. Excluding an increase of $1.514 billion of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the nine months ended March 31, 2024 decreased by 151.1 basis points to 3.172% from 4.683%, which was primarily due to lower premium spreads, partially offset by higher trading profits. JMB’s retail market activity represented 40.1% and 48.5%, respectively, of the Company’s consolidated gross profit for the nine months ended March 31, 2024 and 2023.

Our inventory turnover ratio for the nine months ended March 31, 2024 decreased by 2.9% to 6.8 from 7.0 in 2023. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances held under product financing arrangements, partially offset by higher forward sales.

Selling, General, and Administrative Expense

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(22,854)	(0.875%)	$(23,841)	(1.029%)	$(987)	(4.1%)

Selling, general, and administrative expenses for the three months ended March 31, 2024 decreased $1.0 million, or 4.1%, to $22.9 million from $23.8 million in 2023. The change was primarily due to: (i) a decrease in compensation expense (including performance-based accruals) of $2.2 million, (ii) a decrease in insurance costs of $0.9 million and (iii) lower advertising costs of $0.4 million, partially offset by (iv) higher consulting and professional fees of $2.2 million and (v) an increase in information technology costs of $0.2 million.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(67,095)	(0.935%)	$(62,438)	(1.012%)	$4,657	7.5%

Selling, general, and administrative expenses for the nine months ended March 31, 2024 increased $4.7 million, or 7.5%, to $67.1 million from $62.4 million in 2023. The change was primarily due to: (i) an increase in consulting and professional fees of $4.8 million, (ii) an increase in information technology costs of $0.8 million, and (iii) an increase in compensation expense (including performance-based accruals) of $0.4 million, partially offset by (iv) a decrease in insurance costs of $1.4 million.

Depreciation and Amortization Expense

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(2,949)	(0.113%)	$(3,340)	(0.144%)	$(391)	(11.7%)

Depreciation and amortization expense for the three months ended March 31, 2024 decreased $0.4 million, or 11.7%, to $2.9 million from $3.3 million in 2023 primarily due to a $0.6 million decrease in JMB’s intangible asset amortization expense.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(8,552)	(0.119%)	$(9,784)	(0.159%)	$(1,232)	(12.6%)

Depreciation and amortization expense for the nine months ended March 31, 2024 decreased $1.2 million, or 12.6%, to $8.6 million from $9.8 million in 2023 primarily due to a $1.7 million decrease in JMB’s intangible asset amortization expense.

Interest Income

in thousands, except performance metric
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$6,682	0.256%	$6,087	0.263%	$595	9.8%
Performance Metric
Number of secured loans at period-end	675		963		(288)	(29.9%)

Interest income for the three months ended March 31, 2024 increased $0.6 million, or 9.8%, to $6.7 million from $6.1 million in 2023. The aggregate increase in interest income was primarily due to a increase in other finance product income of $0.1 million and a increase in interest income earned by our Secured Lending segment of $0.5 million.

The interest income from our Secured Lending segment increased by $0.5 million, or 20.9%, compared with the prior year period. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to an increase in interest rates and higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 29.9% to 675 as of March 31, 2024, from 963 as of March 31, 2023.

in thousands, except performance metric
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$19,095	0.266%	$16,167	0.262%	$2,928	18.1%
Performance Metric
Number of secured loans at period-end	675		963		(288)	(29.9%)

Interest income for the nine months ended March 31, 2024 increased $2.9 million, or 18.1%, to $19.1 million from $16.2 million in 2023. The aggregate increase in interest income was primarily due to an increase in other finance product income of $1.6 million and an increase in interest income earned by our Secured Lending segment of $1.4 million.

The interest income from our Secured Lending segment increased by $1.4 million, or 19.1%, compared with the prior year period. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to an increase in interest rates and higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 29.9% to 675 as of March 31, 2024, from 963 as of March 31, 2023.

Interest Expense

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(9,907)	(0.379%)	$(9,237)	(0.399%)	$670	7.3%

Interest expense for the three months ended March 31, 2024 increased $0.7 million, or 7.3%, to $9.9 million from $9.2 million in 2023. The increase in interest expense was primarily due to (i) an increase of $1.3 million associated with our Trading Credit Facility due to an increase in interest rates as well as increased borrowings and (ii) an increase of $0.9 million related to product financing arrangements, partially offset by (iii) a decrease of $1.4 million related to the AMCF Notes (including amortization of debt issuance costs) due to the repayment in December 2023.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(29,898)	(0.417%)	$(22,603)	(0.367%)	$7,295	32.3%

Interest expense for the nine months ended March 31, 2024 increased $7.3 million, or 32.3%, to $29.9 million from $22.6 million in 2023. The increase in interest expense was primarily driven by each of the following components: (i) an increase of $6.9 million associated with our Trading Credit Facility due to an increase in interest rates as well as increased borrowings and (ii) an increase of $2.5 million related to product financing arrangements, partially offset by (iii) a decrease of $1.8 million related to the AMCF Notes (including amortization of debt issuance costs) due to the repayment in December 2023 and (iv) a $0.3 million decrease in loan servicing fees.

Earnings (Losses) from Equity Method Investments

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Losses from equity method investments	$(206)	(0.008%)	$(70)	(0.003%)	$136	194.3%

Losses from equity method investments for the three months ended March 31, 2024 increased $0.1 million, or 194.3%, to $0.2 million from $0.1 million in 2023 due to decreased earnings of our equity method investees.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$3,280	0.046%	$7,276	0.118%	$(3,996)	(54.9%)

Earnings from equity method investments for the nine months ended March 31, 2024 decreased $4.0 million, or 54.9%, to $3.3 million from $7.3 million in 2023 due to decreased earnings of our equity method investees.

Other Income, Net

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$763	0.029%	$641	0.028%	$122	19.0%

Other income, net for the three months ended March 31, 2024 increased $0.1 million, or 19.0%, to $0.8 million from $0.6 million in 2023. The change in other income, net was not significant.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$1,605	0.022%	$2,001	0.032%	$(396)	(19.8%)

Other income, net for the nine months ended March 31, 2024 decreased $0.4 million, or 19.8%, to $1.6 million from $2.0 million in 2023. The decrease in other income, net was primarily due to a decrease in royalties earned of $1.0 million, partially offset by a $0.6 million increase in gains on other investments.

Income Tax Expense

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(1,286)	(0.049%)	$(9,775)	(0.422%)	$(8,489)	(86.8%)

Our income tax expense was $1.3 million and $9.8 million for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate was approximately 20.0% and 21.4% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, our effective tax rate differed from the federal statutory rate primarily due to the foreign derived intangible income special deduction and the excess tax benefit from share-based compensation, partially offset by Section 162(m) executive compensation disallowance, state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(10,705)	(0.149%)	$(32,096)	(0.520%)	$(21,391)	(66.6%)

Our income tax expense was $10.7 million and $32.1 million for the nine months ended March 31, 2024 and 2023, respectively. Our effective tax rate was approximately 21.9% and 21.8% for the nine months ended March 31, 2024 and 2023, respectively. For the nine months ended March 31, 2024 and 2023, our effective tax rate differed from the federal statutory rate primarily due to the foreign derived intangible income special deduction and the excess tax benefit from share-based compensation, partially offset by Section 162(m) executive compensation disallowance, state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

SEGMENT RESULTS OF OPERATIONS

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending.

Results of Operations — Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its wholly-owned subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), A-M Global Logistics, LLC ("Logistics"), AM&ST Associates, LLC ("AMST" or "Silver Towne" or the "Mint"), and AM/LPM Ventures, LLC which we formed in February 2024 to acquire LPM Group Limited ("LPM"). The Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments.

Overview of Results of Operations for the Three Months Ended March 31, 2024 and 2023

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Three Months Ended March 31,	2024				2023				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$2,274,977	(a)	100.000%		$1,795,140	(b)	100.000%		$479,837	26.7%
Gross profit	16,834		0.740%	(c)	32,286		1.799%	(d)	$(15,452)	(47.9%)
Selling, general, and administrative expenses	(12,202)		(0.536%)		(12,428)		(0.692%)		$(226)	(1.8%)
Depreciation and amortization expense	(474)		(0.021%)		(247)		(0.014%)		$227	91.9%
Interest income	3,676		0.162%		3,601		0.201%		$75	2.1%
Interest expense	(7,266)		(0.319%)		(5,979)		(0.333%)		$1,287	21.5%
Losses from equity method investments	(223)		(0.010%)		(72)		(0.004%)		$151	209.7%
Other income, net	440		0.019%		36		0.002%		$404	1,122.2%
Unrealized gains on foreign exchange	73		0.003%		35		0.002%		$38	108.6%
Net income before provision for income taxes	$858		0.038%		$17,232		0.960%		$(16,374)	(95.0%)

Performance Metrics:
Gold ounces sold(1)	339,000				484,000				(145,000)	(30.0%)
Silver ounces sold(2)	22,545,000				30,843,000				(8,298,000)	(26.9%)
Wholesale Sales ticket volume(3)	26,150				28,914				(2,764)	(9.6%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $242.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.518 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $409.3 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.204 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.648% for the period.
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

Overview of Results of Operations for the Nine Months Ended March 31, 2024 and 2023

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Nine Months Ended March 31,	2024				2023				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$6,142,233	(a)	100.000%		$4,766,981	(b)	100.000%		$1,375,252	28.8%
Gross profit	69,065		1.124%	(c)	94,208		1.976%	(d)	$(25,143)	(26.7%)
Selling, general, and administrative expenses	(33,366)		(0.543%)		(29,377)		(0.616%)		$3,989	13.6%
Depreciation and amortization expense	(1,084)		(0.018%)		(703)		(0.015%)		$381	54.2%
Interest income	10,657		0.174%		9,081		0.190%		$1,576	17.4%
Interest expense	(20,989)		(0.342%)		(13,696)		(0.287%)		$7,293	53.2%
Earnings from equity method investments	3,269		0.053%		7,272		0.153%		$(4,003)	(55.0%)
Other income, net	736		0.012%		106		0.002%		$630	594.3%
Unrealized gains on foreign exchange	84		0.001%		250		0.005%		$(166)	(66.4%)
Net income before provision for income taxes	$28,372		0.462%		$67,141		1.408%		$(38,769)	(57.7%)

Performance Metrics:
Gold ounces sold(1)	1,051,000				1,395,000				(344,000)	(24.7%)
Silver ounces sold(2)	72,711,000				92,804,000				(20,093,000)	(21.7%)
Wholesale Sales ticket volume(3)	73,456				76,133				(2,677)	(3.5%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $724.1 million. This segment’s gross sales before eliminations of inter-segment activity totaled $6.866 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.052 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $5.819 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.942% for the period.
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
Three Months Ended March 31,	2024			2023			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$2,274,977	(a)	100.000%	$1,795,140	(b)	100.000%	$479,837	26.7%
Performance Metrics
Gold ounces sold	339,000			484,000			(145,000)	(30.0%)
Silver ounces sold	22,545,000			30,843,000			(8,298,000)	(26.9%)
Wholesale Sales ticket volume	26,150			28,914			(2,764)	(9.6%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $242.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.518 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $409.3 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.204 billion.

Revenues for the three months ended March 31, 2024 increased $479.8 million, or 26.7%, to $2.275 billion from $1.795 billion in 2023. Excluding an increase in forward sales of $622.1 million, our revenues decreased $142.3 million, which was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver.

Gold ounces sold for the three months ended March 31, 2024 decreased 145,000 ounces, or 30.0%, to 339,000 ounces from 484,000 ounces in 2023. Silver ounces sold for the three months ended March 31, 2024 decreased 8,298,000 ounces, or 26.9%, to 22,545,000 ounces from 30,843,000 ounces in 2023. On average, the selling prices for gold and silver increased by 8.8% and 4.4%, respectively, during the three months ended March 31, 2024 as compared to the prior year.

The Wholesale Sales ticket volume for the three months ended March 31, 2024 decreased by 2,764 tickets, or 9.6% to 26,150 tickets from 28,914 tickets in 2023.

in thousands, except performance metrics
Nine Months Ended March 31,	2024			2023			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$6,142,233	(a)	100.000%	$4,766,981	(b)	100.000%	$1,375,252	28.8%
Performance Metrics
Gold ounces sold	1,051,000			1,395,000			(344,000)	(24.7%)
Silver ounces sold	72,711,000			92,804,000			(20,093,000)	(21.7%)
Wholesale Sales ticket volume	73,456			76,133			(2,677)	(3.5%)

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $724.1 million. This segment’s gross sales before eliminations of inter-segment activity totaled $6.866 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.052 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $5.819 billion.

Revenues for the nine months ended March 31, 2024 increased $1.375 billion, or 28.8%, to $6.142 billion from $4.767 billion in 2023. Excluding an increase in forward sales of $1.514 billion, our revenues decreased $138.5 million, which was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver.

Gold ounces sold for the nine months ended March 31, 2024 decreased 344,000 ounces, or 24.7%, to 1,051,000 ounces from 1,395,000 ounces in 2023. Silver ounces sold for the nine months ended March 31, 2024 decreased 20,093,000 ounces, or 21.7%, to 72,711,000 ounces from 92,804,000 ounces in 2023. On average, the selling prices for gold increased by 11.1% and selling prices for silver increased by 11.3% during the nine months ended March 31, 2024 as compared to the prior year.

The Wholesale Sales ticket volume for the nine months ended March 31, 2024 decreased by 2,677 tickets, or 3.5% to 73,456 tickets from 76,133 tickets in 2023.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2024			2023			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$16,834	0.740%	(c)	$32,286	1.799%	(d)	$(15,452)	(47.9%)

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.648% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.177% for the period.

Gross profit for the three months ended March 31, 2024 decreased $15.5 million, or 47.9%, to $16.8 million from $32.3 million in 2023. The overall gross profit decrease was primarily due to lower premium spreads, partially offset by higher trading profit.

This segment’s profit margin percentage decreased by 105.9 basis points to 0.740% from 1.799% in 2023. The decrease in gross margin percentage was mainly attributable to lower premium spreads and the impact of increased forward sales, partially offset by higher trading profits.

Excluding an increase of $622.1 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the three months ended March 31, 2024 decreased by 113.1 basis points to 1.660% from 2.791%. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

in thousands
Nine Months Ended March 31,	2024			2023			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$69,065	1.124%	(c)	$94,208	1.976%	(d)	$(25,143)	(26.7%)

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.942% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.602% for the period.

Gross profit for the nine months ended March 31, 2024 decreased $25.1 million, or 26.7%, to $69.1 million from $94.2 million in 2023. The gross profit decrease was primarily due to lower premium spreads, partially offset by higher trading profits.

This segment’s profit margin percentage decreased by 85.2 basis points to 1.124% from 1.976% in 2023. The decrease in gross margin percentage was mainly attributable to the impact of increased forward sales and lower premium spreads, partially offset by higher trading profits.

Excluding an increase of $1.514 billion of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the nine months ended March 31, 2024 decreased by 68.5 basis points to 2.246% from 2.931% in the prior year. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General, and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(12,202)	(0.536%)	$(12,428)	(0.692%)	$(226)	(1.8%)

Selling, general, and administrative expenses for the three months ended March 31, 2024 decreased $0.2 million, or 1.8%, to $12.2 million from $12.4 million in 2023. The change was primarily due to: (i) a decrease in compensation expense (including performance-based accruals) of $2.0 million and (ii) a decrease in insurance costs of $0.9 million, partially offset by (iii) higher consulting and professional fees of $2.3 million and (iv) an increase in advertising costs of $0.2 million.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(33,366)	(0.543%)	$(29,377)	(0.616%)	$3,989	13.6%

Selling, general, and administrative expenses for the nine months ended March 31, 2024 increased $4.0 million, or 13.6%, to $33.4 million from $29.4 million in 2023. The change was primarily due to: (i) an increase in consulting and professional fees of $4.8 million, (ii) an increase in advertising costs of $0.9 million, and (iii) an increase in information technology costs of $0.3 million, partially offset by (iv) a decrease in insurance costs of $1.5 million and (v) a decrease in compensation expense (including performance-based accruals) of $0.6 million.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$3,676	0.162%	$3,601	0.201%	$75	2.1%

Interest income for the three months ended March 31, 2024 increased $0.1 million, or 2.1%, to $3.7 million from $3.6 million in 2023. The overall increase in interest income was not significant.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$10,657	0.174%	$9,081	0.190%	$1,576	17.4%

Interest income for the nine months ended March 31, 2024 increased $1.6 million, or 17.4%, to $10.7 million from $9.1 million in 2023. The overall increase was primarily due to an increase in interest earned from repurchase arrangements with customers of $1.7 million.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(7,266)	(0.319%)	$(5,979)	(0.333%)	$1,287	21.5%

Interest expense for the three months ended March 31, 2024 increased $1.3 million, or 21.5%, to $7.3 million from $6.0 million in 2023. The overall increase was primarily due to (i) higher interest and fees from product financing arrangements of $0.8 million, (ii) higher inter-segment eliminations related to JMB’s product financing activity with A-Mark of $0.7 million, and (iii) an increase of $0.3 million in connection with our Trading Credit Facility (due to an increase in interest rates as well as increased borrowings), partially offset by (iv) a decrease of $0.6 million related to our AMCF Notes (including amortization of debt issuance costs) due to the repayment in December 2023.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(20,989)	(0.342%)	$(13,696)	(0.287%)	$7,293	53.2%

Interest expense for the nine months ended March 31, 2024 increased $7.3 million, or 53.2%, to $21.0 million from $13.7 million in 2023. The overall increase was primarily due to (i) an increase of $4.3 million in connection with our Trading Credit Facility (due to an increase in interest rates as well as increased borrowings), (ii) higher interest and fees from product financing arrangements of $2.5 million, and (iii) an increase in inter-segment eliminations related to JMB’s product financing activity with A-Mark of $0.6 million.

Earnings (Losses) from Equity Method Investments — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Losses from equity method investments	$(223)	(0.010%)	$(72)	(0.004%)	$151	209.7%

Losses from equity method investments for the three months ended March 31, 2024 increased $0.2 million, or 209.7%, to $0.2 million from $0.1 million in 2023 due to decreased earnings of our equity method investees.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$3,269	0.053%	$7,272	0.153%	$(4,003)	(55.0%)

Earnings from equity method investments for the nine months ended March 31, 2024 decreased $4.0 million, or 55.0%, to $3.3 million from $7.3 million in 2023 due to decreased earnings of our equity method investees.

Other Income, Net — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$440	0.019%	$36	0.002%	$404	1,122.2%

Other income, net for the three months ended March 31, 2024 increased by $0.4 million primarily due to an increase in gains on other investments of $0.4 million.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$736	0.012%	$106	0.002%	$630	594.3%

Other income, net for the nine months ended March 31, 2024 increased by $0.6 million primarily due to an increase in gains on other investments of $0.6 million.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through our wholly-owned subsidiaries: JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), and through our 50%-owned subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").

Overview of Results of Operations for the Three Months Ended March 31, 2024 and 2023

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Three Months Ended March 31,	2024				2023				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$335,674	(a)	100.000%		$522,010	(b)	100.000%		$(186,336)	(35.7%)
Gross profit	18,004		5.364%	(c)	43,212		8.278%	(d)	$(25,208)	(58.3%)
Selling, general, and administrative expenses	(10,259)		(3.056%)		(10,900)		(2.088%)		$(641)	(5.9%)
Depreciation and amortization expense	(2,392)		(0.713%)		(3,005)		(0.576%)		$(613)	(20.4%)
Interest expense	(580)		(0.173%)		(1,287)		(0.247%)		$(707)	(54.9%)
Other income, net	5		0.001%		—		—%		$5	—%
Net income before provision for income taxes	$4,778		1.423%		$28,020		5.368%		$(23,242)	(82.9%)

Performance Metrics:
Gold ounces sold(1)	107,000				175,000				(68,000)	(38.9%)
Silver ounces sold(2)	3,177,000				6,063,000				(2,886,000)	(47.6%)
Number of new customers(3)	56,600				64,700				(8,100)	(12.5%)
Number of active customers(4)	126,000				147,400				(21,400)	(14.5%)
Number of total customers(5)	2,496,500				2,257,900				238,600	10.6%
DTC ticket volume from new customers(6)	39,150				42,781				(3,631)	(8.5%)
DTC ticket volume from pre-existing customers(7)	120,836				172,906				(52,070)	(30.1%)
DTC total ticket volume(8)	159,986				215,687				(55,701)	(25.8%)
DTC average order value(9)	$2,133				$2,452				$(319)	(13.0%)
JMB average order value(9)	$2,003				$2,252				$(249)	(11.1%)

(a)
Includes $2.9 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $2.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 5.390% for the period.
(d)
Gross profit percentage, excluding inter-segment company sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 8.301% for the period.
(1)
Gold ounces sold represents the ounces of gold product sold and delivered during the period.
(2)
Silver ounces sold represents the ounces of silver product sold and delivered during the period.
(3)
Number of new customers represents the number of customers that have registered or set up a new account or made a purchase for the first time during the period.
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

Overview of Results of Operations for the Nine Months Ended March 31, 2024 and 2023

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Nine Months Ended March 31,	2024				2023				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$1,031,851	(a)	100.000%		$1,400,225	(b)	100.000%		$(368,374)	(26.3%)
Gross profit	61,219		5.933%	(c)	121,851		8.702%	(d)	$(60,632)	(49.8%)
Selling, general, and administrative expenses	(32,569)		(3.156%)		(31,625)		(2.259%)		$944	3.0%
Depreciation and amortization expense	(7,209)		(0.699%)		(8,817)		(0.630%)		$(1,608)	(18.2%)
Interest expense	(2,475)		(0.240%)		(3,020)		(0.216%)		$(545)	(18.0%)
Other income (expense), net	5		0.000%		(12)		(0.001%)		$17	141.7%
Net income before provision for income taxes	$18,971		1.839%		$78,377		5.597%		$(59,406)	(75.8%)

Performance Metrics:
Gold ounces sold(1)	340,000				458,000				(118,000)	(25.8%)
Silver ounces sold(2)	9,964,000				18,156,000				(8,192,000)	(45.1%)
Number of new customers(3)	148,200				244,900				(96,700)	(39.5%)
Number of active customers(4)	368,800				342,500				26,300	7.7%
Number of total customers(5)	2,496,500				2,257,900				238,600	10.6%
DTC ticket volume from new customers(6)	100,403				106,933				(6,530)	(6.1%)
DTC ticket volume from pre-existing customers(7)	365,687				486,887				(121,200)	(24.9%)
DTC total ticket volume(8)	466,090				593,820				(127,730)	(21.5%)
DTC average order value(9)	$2,253				$2,394				$(141)	(5.9%)
JMB average order value(9)	$2,093				$2,216				$(123)	(5.6%)

(a)
Includes $6.2 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $2.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 5.956% for the period.
(d)
Gross profit percentage, excluding inter-segment company sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 8.711% for the period.
(1)
Gold ounces sold represents the ounces of gold product sold and delivered during the period.
(2)
Silver ounces sold represents the ounces of silver product sold and delivered during the period.
(3)
Number of new customers represents the number of customers that have registered or set up a new account or made a purchase for the first time during the period.
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
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$335,674	100.000%	$522,010	100.000%	$(186,336)	(35.7%)
Performance Metrics:
Gold ounces sold	107,000		175,000		(68,000)	(38.9%)
Silver ounces sold	3,177,000		6,063,000		(2,886,000)	(47.6%)
Number of new customers	56,600		64,700		(8,100)	(12.5%)
Number of active customers	126,000		147,400		(21,400)	(14.5%)
Number of total customers	2,496,500		2,257,900		238,600	10.6%
DTC ticket volume from new customers	39,150		42,781		(3,631)	(8.5%)
DTC ticket volume from pre-existing customers	120,836		172,906		(52,070)	(30.1%)
DTC total ticket volume	159,986		215,687		(55,701)	(25.8%)
DTC average order value	$2,133		$2,452		$(319)	(13.0%)
JMB average order value	$2,003		$2,252		$(249)	(11.1%)

Revenues for the three months ended March 31, 2024 decreased $186.3 million, or 35.7%, to $335.7 million from $522.0 million in 2023. The decrease in revenue was due to a decrease in gold and silver ounces sold, partially offset by an increase in average selling prices of gold and silver. For the three months ended March 31, 2024, JMB's revenue decreased $161.6 million, while revenue of Goldline and PMPP, in the aggregate, decreased by $24.7 million as compared to the prior year.

Gold ounces sold for the three months ended March 31, 2024 decreased 68,000 ounces, or 38.9%, to 107,000 ounces from 175,000 ounces in 2023. Silver ounces sold for the three months ended March 31, 2024 decreased 2,886,000 ounces, or 47.6%, to 3,177,000 ounces from 6,063,000 ounces in 2023.

Gold ounces sold by JMB decreased 61,000 ounces for the three months ended March 31, 2024 compared to 2023. Gold ounces sold by Goldline and PMPP, in the aggregate, decreased 7,000 ounces compared to 2023. Silver ounces sold by JMB decreased 2,685,000 ounces for the three months ended March 31, 2024 compared to 2023. Silver ounces sold by Goldline and PMPP, in the aggregate, decreased 201,000 ounces compared to 2023.

On average, selling prices for gold increased by 8.8% and selling prices for silver increased by 3.8% during the three months ended March 31, 2024 as compared to the prior year.

The number of new customers for the three months ended March 31, 2024 decreased 8,100, or 12.5% to 56,600 from 64,700 in 2023. The number of active customers for the three months ended March 31, 2024 decreased 21,400, or 14.5% to 126,000 from 147,400 in 2023. The number of total customers as of March 31, 2024 increased 238,600, or 10.6% to 2,496,500 from 2,257,900 as of March 31, 2023. These changes in customer-based metrics were primarily due to JMB's activity.

As of March 31, 2024, the number of total CyberMetals customers was 28,100, and CyberMetals customer assets under management were $6.8 million.

For the three months ended March 31, 2024, the Direct-to-Consumer ticket volume related to new customers decreased by 3,631 tickets, or 8.5%, to 39,150 tickets from 42,781 tickets in 2023. For the three months ended March 31, 2024, Direct-to-Consumer ticket volume related to pre-existing customers decreased by 52,070 tickets, or 30.1%, to 120,836 tickets from 172,906 tickets in 2023. For the three months ended March 31, 2024, the Direct-to-Consumer total ticket volume decreased by 55,701 tickets, or 25.8%, to 159,986 tickets from 215,687 tickets in 2023.

For the three months ended March 31, 2024, the Direct-to-Consumer average order value decreased by $319, or 13.0%, to $2,133 from $2,452 in 2023.

in thousands, except performance metrics
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$1,031,851	100.000%	$1,400,225	100.000%	$(368,374)	(26.3%)
Performance Metrics:
Gold ounces sold	340,000		458,000		(118,000)	(25.8%)
Silver ounces sold	9,964,000		18,156,000		(8,192,000)	(45.1%)
Number of new customers	148,200		244,900		(96,700)	(39.5%)
Number of active customers	368,800		342,500		26,300	7.7%
Number of total customers	2,496,500		2,257,900		238,600	10.6%
DTC ticket volume from new customers	100,403		106,933		(6,530)	(6.1%)
DTC ticket volume from pre-existing customers	365,687		486,887		(121,200)	(24.9%)
DTC total ticket volume	466,090		593,820		(127,730)	(21.5%)
DTC average order value	$2,253		$2,394		$(141)	(5.9%)
JMB average order value	$2,093		$2,216		$(123)	(5.6%)
Revenues for the nine months ended March 31, 2024 decreased $368.4 million, or 26.3%, to $1.032 billion from $1.400 billion in 2023. The decrease in revenue was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver. For the nine months ended March 31, 2024, JMB's revenue decreased $334.1 million and revenue of Goldline and PMPP, in the aggregate, decreased by $34.3 million as compared to the prior year.

Gold ounces sold for the nine months ended March 31, 2024 decreased 118,000 ounces, or 25.8%, to 340,000 ounces from 458,000 ounces in 2023. Silver ounces sold for the nine months ended March 31, 2024 decreased 8,192,000 ounces, or 45.1%, to 9,964,000 ounces from 18,156,000 ounces in 2023.

Gold ounces sold by JMB decreased 109,000 ounces for the nine months ended March 31, 2024 compared to 2023. Gold ounces sold by Goldline and PMPP, in the aggregate, decreased 9,000 ounces compared to 2023. Silver ounces sold by JMB decreased 7,624,000 ounces for the nine months ended March 31, 2024 compared to 2023. Silver ounces sold by Goldline and PMPP, in the aggregate, decreased 568,000 ounces compared to 2023.

On average, selling prices for gold increased by 8.7% and selling prices for silver increased by 9.4% during the nine months ended March 31, 2024 as compared to the prior year.

The number of new customers for the nine months ended March 31, 2024 decreased 96,700, or 39.5%, to 148,200 from 244,900 in 2023. The number of active customers for the nine months ended March 31, 2024 increased 26,300, or 7.7% to 368,800 from 342,500 in 2023. The number of total customers as of March 31, 2024 increased 238,600, or 10.6% to 2,496,500 from 2,257,900 as of March 31, 2023. These changes in customer-based metrics were primarily due to JMB's activity.

As of March 31, 2024, the number of total CyberMetals customers was 28,100, and CyberMetals customer assets under management were $6.8 million.

For the nine months ended March 31, 2024, the Direct-to-Consumer ticket volume related to new customers decreased by 6,530 tickets, or 6.1%, to 100,403 tickets from 106,933 tickets in 2023. For the nine months ended March 31, 2024, Direct-to-Consumer ticket volume related to pre-existing customers decreased by 121,200 tickets, or 24.9%, to 365,687 tickets from 486,887 tickets in 2023. For the nine months ended March 31, 2024, the Direct-to-Consumer total ticket volume decreased by 127,730 tickets, or 21.5%, to 466,090 tickets from 593,820 tickets in 2023.

For the nine months ended March 31, 2024, the Direct-to-Consumer average order value decreased by $141, or 5.9%, to $2,253 from $2,394 in 2023.

Gross Profit — Direct-to-Consumer

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$18,004	5.364%	$43,212	8.278%	$(25,208)	(58.3%)

Gross profit for the three months ended March 31, 2024 decreased by $25.2 million, or 58.3%, to $18.0 million from $43.2 million in 2023. The decrease in gross profit was mainly due to a decreased gross profit margin percentage as well as a lower ticket volume during the period.

For the three months ended March 31, 2024, the Direct-to-Consumer segment's profit margin percentage decreased by 291.4 basis points to 5.364% from 8.278% in 2023. The decrease in the gross profit margin percentage was primarily due to the lower gross profit percentages of JMB, but also to lower gross profit percentages of Goldline and PMPP.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$61,219	5.933%	$121,851	8.702%	$(60,632)	(49.8%)

Gross profit for the nine months ended March 31, 2024 decreased by $60.6 million, or 49.8%, to $61.2 million from $121.9 million in 2023. The decrease in gross profit was mainly due to a decreased gross profit margin percentage as well as a lower ticket volume during the period.

For the nine months ended March 31, 2024, the Direct-to-Consumer segment's profit margin percentage decreased by 276.9 basis points to 5.933% from 8.702% in 2023. The decrease in the gross profit margin percentage was primarily due to the lower gross profit percentages of JMB, but also to lower gross profit percentages of Goldline and PMPP.

Selling, General, and Administrative Expense — Direct-to-Consumer

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(10,259)	(3.056%)	$(10,900)	(2.088%)	$(641)	(5.9%)

Selling, general, and administrative expenses for the three months ended March 31, 2024 decreased $0.6 million, or 5.9%, to $10.3 million from $10.9 million in 2023. The change was primarily due to a decrease in advertising costs of $0.6 million.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(32,569)	(3.156%)	$(31,625)	(2.259%)	$944	3.0%

Selling, general, and administrative expenses for the nine months ended March 31, 2024 increased $0.9 million, or 3.0%, to $32.6 million from $31.6 million in 2023. The change was primarily due to (i) an increase in compensation expense (including performance-based accruals) of $1.1 million and (ii) an increase in information technology costs of $0.5 million, partially offset by (iii) a decrease in advertising costs of $1.3 million.

Depreciation and Amortization Expense — Direct-to-Consumer

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(2,392)	(0.713%)	$(3,005)	(0.576%)	$(613)	(20.4%)

Depreciation and amortization expense for the three months ended March 31, 2024, decreased $0.6 million, or 20.4%, to $2.4 million from $3.0 million in 2023 primarily due to a $0.6 million decrease in JMB’s intangible asset amortization expense.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(7,209)	(0.699%)	$(8,817)	(0.630%)	$(1,608)	(18.2%)

Depreciation and amortization expense for the nine months ended March 31, 2024, decreased $1.6 million, or 18.2%, to $7.2 million from $8.8 million in 2023 primarily due to a $1.7 million decrease in JMB’s intangible asset amortization expense.

Interest expense — Direct-to-Consumer

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(580)	(0.173%)	$(1,287)	(0.247%)	$(707)	(54.9%)

Interest expense for the three months ended March 31, 2024 decreased $0.7 million to $0.6 million from $1.3 million in 2023. The decrease is related to JMB’s reduced product financing activity with A-Mark.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(2,475)	(0.240%)	$(3,020)	(0.216%)	$(545)	(18.0%)

Interest expense for the nine months ended March 31, 2024 decreased $0.5 million to $2.5 million from $3.0 million in 2023. The decrease is related to JMB’s reduced product financing activity with A-Mark.

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC ("CFC") and CFC Alternative Investments (“CAI”). AM Capital Funding, LLC (“AMCF”), a wholly-owned subsidiary of CFC, was formed for the issuance of certain notes, which were repaid in December 2023. AMCF is currently inactive.

Overview of Results of Operations for the Three Months Ended March 31, 2024 and 2023

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Three Months Ended March 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$3,006	100.000%	$2,486	100.000%	$520	20.9%
Interest expense	(2,061)	(68.563%)	(1,971)	(79.284%)	$90	4.6%
Selling, general, and administrative expenses	(393)	(13.074%)	(513)	(20.636%)	$(120)	(23.4%)
Depreciation and amortization expense	(83)	(2.761%)	(88)	(3.540%)	$(5)	(5.7%)
Earnings from equity method investments	17	0.566%	2	0.080%	$15	750.0%
Other income, net	318	10.579%	605	24.336%	$(287)	(47.4%)
Net income before provision for income taxes	$804	26.747%	$521	20.957%	$283	54.3%

Performance Metric:
Number of secured loans at period end(1)	675		963		(288)	(29.9%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Nine Months Ended March 31, 2024 and 2023

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Nine Months Ended March 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$8,438	100.000%	$7,086	100.000%	$1,352	19.1%
Interest expense	(6,434)	(76.250%)	(5,887)	(83.079%)	$547	9.3%
Selling, general, and administrative expenses	(1,160)	(13.747%)	(1,436)	(20.265%)	$(276)	(19.2%)
Depreciation and amortization expense	(259)	(3.069%)	(264)	(3.726%)	$(5)	(1.9%)
Earnings from equity method investments	11	0.130%	4	0.056%	$7	175.0%
Other income, net	864	10.239%	1,907	26.912%	$(1,043)	(54.7%)
Net income before provision for income taxes	$1,460	17.303%	$1,410	19.898%	$50	3.5%

Performance Metric:
Number of secured loans at period end(1)	675		963		(288)	(29.9%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Three Months Ended March 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$3,006	100.000%	$2,486	100.000%	$520	20.9%
Performance Metric
Number of secured loans at period-end	675		963		(288)	(29.9%)

Interest income for the three months ended March 31, 2024 increased $0.5 million, or 20.9%, to $3.0 million from $2.5 million in 2023. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to an increase in interest rates and higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 288, or 29.9%, to 675 from 963 as of March 31, 2023.

in thousands, except performance metric
Nine Months Ended March 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$8,438	100.000%	$7,086	100.000%	$1,352	19.1%
Performance Metric
Number of secured loans at period-end	675		963		(288)	(29.9%)

Interest income for the nine months ended March 31, 2024 increased $1.4 million, or 19.1%, to $8.4 million from $7.1 million in 2023. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to an increase in interest rates and higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 288, or 29.9% to 675 from 963 as of March 31, 2023.

Interest Expense — Secured Lending

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(2,061)	(68.563%)	$(1,971)	(79.284%)	$90	4.6%

Interest expense for the three months ended March 31, 2024 increased $0.1 million, or 4.6%, to $2.1 million from $2.0 million in 2023. The change in interest expense was not significant.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(6,434)	(76.250%)	$(5,887)	(83.079%)	$547	9.3%

Interest expense for the nine months ended March 31, 2024 increased $0.5 million, or 9.3%, to $6.4 million from $5.9 million in 2023. The increase in interest expense was primarily due to (i) an increase of $2.6 million associated with our Trading Credit Facility due to an increase in interest rates as well as increased borrowings, partially offset by (ii) a decrease of $1.7 million related to the AMCF

Notes (including amortization of debt issuance costs) due to the repayment in December 2023 and (iii) a $0.3 million decrease in loan servicing fees.

Selling, General, and Administrative Expenses — Secured Lending

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(393)	(13.074%)	$(513)	(20.636%)	$(120)	(23.4%)

Selling, general, and administrative expenses for the three months ended March 31, 2024 decreased $0.1 million, or 23.4%, to $0.4 million from $0.5 million in 2023. The change in selling, general, and administrative expenses was not significant.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(1,160)	(13.747%)	$(1,436)	(20.265%)	$(276)	(19.2%)

Selling, general, and administrative expenses for the nine months ended March 31, 2024 decreased $0.3 million, or 19.2%, to $1.2 million from $1.4 million in 2023. The change in selling, general, and administrative expenses was not significant.

Other Income, Net — Secured Lending

in thousands
Three Months Ended March 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Other income, net	$318	10.579%	$605	24.336%	$(287)	(47.4%)

Other income, net for the three months ended March 31, 2024 decreased $0.3 million, or 47.4%, to $0.3 million from $0.6 million in 2023 primarily due to lower royalties earned.

in thousands
Nine Months Ended March 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Other income, net	$864	10.239%	$1,907	26.912%	$(1,043)	(54.7%)

Other income, net for the nine months ended March 31, 2024 decreased $1.0 million, or 54.7%, to $0.9 million from $1.9 million in 2023 primarily due to lower royalties earned.

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

The following tables reconcile this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements (in thousands):

Three Months Ended March 31,	2024	2023	Change
	$	$	$	%
Net income before provision for income taxes	$6,440	$45,773	$(39,333)	(85.9%)
Adjustments:
Acquisition costs	2,222	38	$2,184	5,747.4%
Amortization of acquired intangibles	2,198	2,719	$(521)	(19.2%)
Depreciation expense	751	621	$130	20.9%
Adjusted net income before provision for income taxes (non-GAAP)	$11,611	$49,151	$(37,540)	(76.4%)

Nine Months Ended March 31,	2024	2023	Change
	$	$	$	%
Net income before provision for income taxes	$48,803	$146,928	$(98,125)	(66.8%)
Adjustments:
Acquisition costs	2,763	184	$2,579	1,401.6%
Amortization of acquired intangibles	6,528	8,193	$(1,665)	(20.3%)
Depreciation expense	2,024	1,591	$433	27.2%
Adjusted net income before provision for income taxes (non-GAAP)	$60,118	$156,896	$(96,778)	(61.7%)

Adjustments

Acquisition costs. We incur expenses for professional services rendered in connection with business combinations, which are included as a component of selling, general, and administrative expenses in the Company’s condensed consolidated statements of income. Acquisition expenses are recorded in the periods in which the costs are incurred, and the services are received. We exclude acquisition expenses when we evaluate our core operating performance and to facilitate comparison of period-to-period operating performance.

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

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the condensed consolidated statement of cash flows. Below is the reconciliation of net cash provided by or used in operating activities to EBITDA (in thousands):

Three Months Ended March 31,	2024	2023	Change
	$	$	$	%
Net income	$5,154	$35,998	$(30,844)	(85.7%)
Adjustments:
Interest income	(6,682)	(6,087)	$595	9.8%
Interest expense	9,907	9,237	$670	7.3%
Amortization of acquired intangibles	2,198	2,719	$(521)	(19.2%)
Depreciation expense	751	621	$130	20.9%
Income tax expense	1,286	9,775	$(8,489)	(86.8%)
	7,460	16,265	$(8,805)	(54.1%)

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$12,614	$52,263	$(39,649)	(75.9%)

Reconciliation of Operating Cash Flows to EBITDA:
Net cash provided by operating activities	$79,751	$91,767	$(12,016)	(13.1%)
Changes in operating working capital	(70,511)	(52,003)	$18,508	35.6%
Interest expense	9,907	9,237	$670	7.3%
Interest income	(6,682)	(6,087)	$595	9.8%
Income tax expense	1,286	9,775	$(8,489)	(86.8%)
Dividends and distributions received from equity method investees	(92)	—	$92	—%
Losses from equity method investments	(206)	(70)	$136	194.3%
Share-based compensation	(456)	(538)	$(82)	(15.2%)
Amortization of loan cost	(614)	(488)	$126	25.8%
Other	231	670	$(439)	(65.5%)
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$12,614	$52,263	$(39,649)	(75.9%)

Cash Flow Data:
Net cash provided by operating activities	$79,751	$91,767	$(12,016)	(13.1%)
Net cash (used in) provided by investing activities	$(47,849)	$12	$(47,861)	(398,841.7%)
Net cash used in financing activities	$(25,230)	$(86,177)	$(60,947)	(70.7%)

Nine Months Ended March 31,	2024	2023	Change
	$	$	$	%
Net income	$38,098	$114,832	$(76,734)	(66.8%)
Adjustments:
Interest income	(19,095)	(16,167)	$2,928	18.1%
Interest expense	29,898	22,603	$7,295	32.3%
Amortization of acquired intangibles	6,528	8,193	$(1,665)	(20.3%)
Depreciation expense	2,024	1,591	$433	27.2%
Income tax expense	10,705	32,096	$(21,391)	(66.6%)
	30,060	48,316	$(18,256)	(37.8%)

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$68,158	$163,148	$(94,990)	(58.2%)

Reconciliation of Operating Cash Flows to EBITDA:
Net cash (used in) provided by operating activities	$(21,916)	$43,249	$(65,165)	(150.7%)
Changes in operating working capital	69,003	77,628	$(8,625)	(11.1%)
Interest expense	29,898	22,603	$7,295	32.3%
Interest income	(19,095)	(16,167)	$2,928	18.1%
Income tax expense	10,705	32,096	$(21,391)	(66.6%)
Dividends and distributions received from equity method investees	(361)	(551)	$(190)	(34.5%)
Earnings from equity method investments	3,280	7,276	$(3,996)	(54.9%)
Share-based compensation	(1,602)	(1,607)	$(5)	(0.3%)
Amortization of loan cost	(1,828)	(1,628)	$200	12.3%
Other	74	249	$(175)	(70.3%)
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$68,158	$163,148	$(94,990)	(58.2%)

Cash Flow Data:
Net cash (used in) provided by operating activities	$(21,916)	$43,249	$(65,165)	(150.7%)
Net cash (used in) provided by investing activities	$(58,508)	$15,092	$(73,600)	(487.7%)
Net cash provided by (used in) financing activities	$76,273	$(18,023)	$94,296	523.2%

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of March 31, 2024, approximately 80.1% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

Lines of Credit

in thousands
	March 31, 2024	June 30, 2023	Change
Lines of credit - short term	$—	$235,000	$(235,000)
Lines of credit - long-term	290,000	—	290,000
	$290,000	$235,000	$55,000

Effective December 21, 2021, A-Mark entered into a committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of March 31, 2024, the Trading Credit Facility provided the Company with access up to $350.0 million and has a maturity date of September 20, 2025. The Trading Credit Facility was reclassified to long-term during the three months ended September 30, 2023 due to the elimination of provisions whereby lenders under certain conditions could require repayment of all obligations outstanding under the Trading Credit Facility within 10 days on demand. (See Note 15.)

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	March 31, 2024	June 30, 2023	Change
Notes payable — short-term	$—	$95,308	$(95,308)
Notes payable — long-term	3,994	—	3,994
	$3,994	$95,308	$(91,314)

In September 2018, AMCF, a wholly-owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "AMCF Notes".) The AMCF Notes were repaid in full in December 2023.

In April 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards and sports memorabilia to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The term of the CCP Note expires on April 1, 2026 and may be extended by mutual agreement. As of March 31, 2024 and June 30, 2023 the outstanding principal balance of the CCP Note was $4.0 million and $0.5 million. See Note 14 to the Company’s condensed consolidated financial statements.

Liabilities on Borrowed Metals

in thousands
	March 31, 2024	June 30, 2023	Change
Liabilities on borrowed metals	$26,167	$21,642	$4,525

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

Product Financing Arrangements

in thousands
	March 31, 2024	June 30, 2023	Change
Product financing arrangements	$510,237	$335,831	$174,406

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

Secured Loans Receivable

in thousands
	March 31, 2024	June 30, 2023	Change
Secured loans receivable	$115,645	$100,620	$15,025

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

Dividends

The Company’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors. Below is a summary of dividends paid to stockholders in the nine months ended March 31, 2024.

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
•
On January 4, 2024, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on January 16, 2024. The dividend was paid to stockholders on January 29, 2024 and totaled $4.6 million.

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

The following summarizes components of our consolidated statements of cash flows (in thousands):

Nine Months Ended	March 31, 2024	March 31, 2023	Change
Net cash (used in) provided by operating activities	$(21,916)	$43,249	$(65,165)
Net cash (used in) provided by investing activities	$(58,508)	$15,092	$(73,600)
Net cash provided by (used in) financing activities	$76,273	$(18,023)	$94,296

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities used $21.9 million and provided $43.2 million in cash for the nine months ended March 31, 2024 and 2023, respectively, representing a $65.2 million change compared to the nine months ended March 31, 2023. The period over period change was primarily due to net changes in working capital, which includes deferred revenue and other advances, accounts payable and other payables, precious metals held under financing arrangements, receivables, net, liabilities on borrowed metals, and inventories, as well as a decrease in net income adjusted for noncash items.

Net Cash Flows From Investing Activities

Investing activities used $58.5 million and provided $15.1 million in cash for the nine months ended March 31, 2024 and 2023, respectively, representing a $73.6 million change compared to the nine months ended March 31, 2023. This period over period change was primarily due to (i) higher outflows of $38.3 million associated with the net originations of secured loans in the current period and (ii) $32.9 million of net cash paid to acquire LPM in February 2024, (iii) an increase in purchases of intangible assets of $4.0 million, and (iv) a $1.3 million increase in capital expenditures for property, plant and equipment, partially offset by (v) a decrease in purchases of long-term investments of $3.4 million.

Net Cash Flows From Financing Activities

Financing activities provided $76.3 million and used $18.0 million in cash for the nine months ended March 31, 2024 and 2023, respectively, representing a $94.3 million change compared to the nine months ended March 31, 2023. This period over period change was primarily due to (i) an increase in cash provided of $165.0 million related to our product financing arrangements, (ii) an increase in cash provided from our net borrowings and repayments of $40.0 million under our Trading Credit Facility, (iii) an increase of $1.7 million on net borrowings on related party notes, (iv) an increase in cash provided of $1.1 million related to the exercise and taxes related to share-based awards, and (v) a $1.0 million decrease in distributions paid to PMPP's noncontrolling interest holder. These increases in cash provided were partially offset by (i) the $95.0 million repayment of our AMCF Notes in December 2023, (ii) an increase of $12.5 million cash used to repurchase of our common stock under our share repurchase program, (iii) an increase in cash paid for dividends of $4.5 million, and (iv) an increase in debt issuance costs paid in the current year of $2.5 million primarily related to our Trading Credit Facility.

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

The Company’s net gains and losses on derivative instruments totaled losses of $18.7 million and gains of $49.5 million for the three months ended March 31, 2024 and 2023, respectively, and losses of $86.5 million and gains of $4.1 million, for the nine months ended March 31, 2024 and 2023, respectively. These were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the condensed consolidated statements of income.

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

	March 31, 2024	June 30, 2023
Inventories	$1,089,635	$981,643
Precious metals held under financing arrangements	12,772	25,530
	1,102,407	1,007,173
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(3,727)	(948)
Premium on metals position	(36,128)	(29,358)
Precious metal value not hedged	(39,855)	(30,306)

Commitments at market:
Open inventory purchase commitments	750,149	921,108
Open inventory sales commitments	(356,489)	(587,392)
Margin sale commitments	(19,838)	(17,682)
In-transit inventory no longer subject to market risk	(10,401)	(5,505)
Unhedgeable premiums on open commitment positions	11,863	11,224
Borrowed precious metals	(26,167)	(21,642)
Product financing arrangements	(510,237)	(335,831)
Advances on industrial metals	596	698
	(160,524)	(35,022)

Precious metal subject to price risk	902,028	941,845

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	754,420	767,767
Precious metals futures contracts at market values	149,799	170,466
Total market value of derivative financial instruments	904,219	938,233

Net precious metals subject to commodity price risk	$(2,191)	$3,612

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of March 31, 2024, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

We had the following outstanding sale and purchase commitments and open forward and futures contracts, which are normal and recurring, in nature (in thousands):

	March 31, 2024	June 30, 2023
Purchase commitments	$750,149	$921,108
Sales commitments	$(356,489)	$(587,392)
Margin sales commitments	$(19,838)	$(17,682)
Open forward contracts	$754,420	$767,767
Open futures contracts	$149,799	$170,466
Foreign exchange forward contracts	$7,327	$7,101

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

Business Combinations

The accounting for a business combination requires tangible and intangible assets acquired and liabilities assumed to be recorded at estimated fair value. We value intangible assets at their estimated fair values at the acquisition date based upon assumptions related to the future cash flows and discount rates utilizing the then currently available information, and in some cases, valuation results from independent valuation specialists. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset and the expected period of time over which those cash flows will occur and to determine an appropriate discount rate.

We make certain judgments and estimates when determining the fair value of assets acquired and liabilities assumed in a business combination. Those judgments and estimates also include determining the lives assigned to acquired intangibles, the resulting amortization period, what indicators will trigger an impairment, whether those indicators are other than temporary, what economic or competitive factors affect valuation, valuation methodology, and key assumptions including discount rates and cash flow estimates. In circumstances where an acquisition involves a contingent consideration arrangement, we recognize a liability equal to the fair value of the expected contingent payments as of the acquisition date. We remeasure this liability each reporting period, with the resulting changes recorded in earnings. The assumptions used in estimating fair value of contingent consideration liabilities require significant judgment; the use of different assumptions and judgments could result in a materially different estimate of fair value which may have a material impact on our results from operations and financial position.

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

The Company also performs impairment reviews on its indefinite-lived intangible assets (i.e., trade names, trademarks and domain names). In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through a quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment will be recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value.

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

In recent times, our profitability rose to historically unprecedented levels, but may in the future revert to more normalized levels.

Global and macroeconomic events have had an overall positive effect on the demand for our products and ancillary services, the margins that we are able to realize on our products and services and our overall profitability. Our stock price has responded favorably to these unprecedented circumstances as well. Although our profits and the price of our stock have retreated from their all time highs, our profitability and stock price remain well above their pre-pandemic levels. While it is not possible to predict with any accuracy future market trends, our business may revert at some point to levels more closely in line with industry activity prior to such events, particularly in the direct-to-consumer business of the Company. If that were to occur our profitability and the price of our stock could return to prior levels as well.

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

We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, including the Trading Credit Facility, upon acceleration or at maturity, or that we would be able to refinance or restructure the payments under the Trading Credit Facility. Our failure to renew or replace the Trading Credit Facility under such circumstances would reduce the financing available to us and could limit our ability to conduct our business, including certain lending activity of our CFC subsidiary. There can be no assurance that we could procure replacement financing on commercially acceptable terms on a timely basis, or at all. We have pledged a significant portion of our assets as collateral under the Trading Credit Facility, and if we were unable to repay the amounts outstanding thereunder, the administrative agent under the Trading Credit Facility could proceed against the collateral securing such indebtedness.

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

Revolving loans under the Trading Credit Facility are at our option either Based Rate Loans that bear interest at a base rate plus a prescribed margin, or SOFR Loans that bear interest at rates selected by us based on the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (SOFR) plus prescribed margins. The use of SOFR based rates replaced rates based on the London interbank offered rate (LIBOR), and reflects the cessation of the publication of LIBOR rates by regulators in the United Kingdom and the discontinuation of the use of LIBOR in the financial markets. The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we experienced under our prior Trading Credit Facility, where interest rates were based on LIBOR. Also, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In particular, if the agent under the Trading Credit Facility determines that SOFR Rates cannot be determined or the agent or the lenders determine that SOFR based rates do not adequately reflect the cost of funding the SOFR Loans, outstanding SOFR Loans will be converted into Base Rate Loans. This could result in increased borrowing costs for the Company.

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

As a result of various macro-economic factors, including in recent times the COVID-19 pandemic, businesses in a variety of industries have experienced difficulty in obtaining the source materials required for their operations. We require coin and other bullion products, particularly products manufactured by government mints, for resale to our customers, and silver for the productions of bullion bars and rounds by our Silver Towne Mint. We have multiple sources for obtaining the bullion products which we resell to our customers, and our relationships with major refiners have to date provided us with an adequate source of material for our minting operations. We also maintain a supply of metal in case we experience a shortage of raw materials for our Silver Towne Mint. However, while we do not currently anticipate that our business will suffer as a consequence of problems in the national and global supply chains, we cannot assure you that this will continue to be the case. Our operations could be adversely impacted if we did not have an adequate source of supply for our Silver Towne Mint, particularly if we expand our minting operations to meet increased demand, or if supply chain disruptions significantly interfered with our sources of coin and bullion for resale. If significant supply chain constraints were to occur, we might be required to cut back on our minting operations or we might be unable to timely satisfy customer requirements for coin and bullion products. This could lead to a loss of sales and could adversely impact our reputation.

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

We are also subject to ransomware attacks, in which malicious actors seek to deprive us of access to our computer systems unless we pay them a fee, which could be substantial. If personal data were compromised, we could be subject to costly litigation or government fines. See also “Risk Factors of General Applicability—If our customer data were breached, we could suffer damages and loss of reputation;” and “—New rules have recently become effective that will require the Company to provide disclosures regarding cybersecurity management and events.”

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

The Company’s recent acquisition of LPM, a precious metals business located in Hong Kong, reflects the Company’s efforts to increase its presence in Asia, particularly the Far East. There can be no assurance that the Company’s expansion efforts in the Far East will be successful. Moreover, there are particular regulatory and other challenges to the conduct of business in the Peoples Republic of China, and as a result certain foreign businesses have recently been decreasing their presence there. The Company may encounter similar challenges, which may impede the Company’s expansion efforts in the region.

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

Our AMST subsidiary, which operates our Silver Towne Mint, depends on critical pieces of equipment which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures or business interruptions. AMST’s facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, accidents or violent weather conditions. AMST has insurance to cover certain of the risks associated with equipment damage and resulting business interruption, but there are certain events that would not be covered by insurance, and there can be no assurance that insurance will continue to be available on acceptable terms. One such casualty event recently occurred as a result of a tornado, which although covered by insurance, temporarily interrupted operations at the mint.

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

JMB owns and operates seven separately branded websites targeting specific segments within the precious metals market: JMBullion.com, ProvidentMetals.com, Silver.com, BGASC.com, CyberMetals.com, BullionMax.com, and Gold.com. JMB also owns two websites, GoldPrice.org and SilverPrice.org, which publish data on precious metal and cryptocurrency pricing and generate leads for its other websites. JMB must continually update its websites (on all relevant platforms, including mobile) to improve and enhance its content, accessibility, convenience and ease of use. Failure to do so may create a perception that the websites of JMB’s competitors are easier to use and navigate or that they are better able to service customer needs for precious metal coins and bullion. If such a perception were to gain currency, traffic to JMB’s websites and its revenues would suffer.

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

Furthermore, even if we are fully hedged as to any given position, there is the risk of default by our counterparties to the financial instruments that we use to hedge our inventory. A default by a counterparty on a substantial hedge could have a material adverse effect on our business.

Increased commodity pricing could limit the inventory that we are able to carry.

We maintain a large and varied inventory of precious metal products, including bullion and coins, in order to support our trading and Direct-to-Consumer activities and provide our customers with superior service. The amount of inventory that we are able to carry is constrained by the borrowing limitations and working capital covenants under the Trading Credit Facility. If commodity prices were to rise substantially, and we were unable to modify the terms of the Trading Credit Facility to compensate for the increase, the quantity of product that we could finance, and hence maintain in our inventory, would fall. This would likely have a material adverse effect on our operations.

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

The CFTC may seek to assert jurisdiction over the Company’s activities.

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

Recent legislative and regulatory initiatives will require us to expend time and resources on environmental reporting.

Although our manufacturing activity is limited to the production of silver bullion products at our Silver Towne Mint, recent California legislation and new rules of the SEC will require us to make disclosures regarding environmental matters that could entail significant time and expense.

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

Commencing on January 1, 2026, and biennially thereafter, SB 261 mandates that we publicly disclose our climate-related financial risks, which may include risks to our own operations, the operations of our suppliers and customers and the precious metals markets generally. This includes detailing the strategies we have adopted to mitigate and adapt to these risks. Our compliance reports must be made publicly available on our company's website. Non-compliance with the requirements of SB 261 could expose us to a fine of up to $50,000 per reporting year and we may also be required to pay an annual filing fee. The California climate disclosure is the subject of ongoing litigation that could impact whether and when the Company is required to make the disclosures required by the regime. The Company will monitor that litigation as it prepares to comply with the rule.

On March 6, 2024 the Securities and Exchange Commission (“SEC”) issued final rules requiring public companies, such as A-Mark, to disclose both greenhouse gas emissions and climate risk. The SEC final rules overlap significantly with both the California reporting regime discussed above and the European Corporate Sustainability Directive (“CSRD”) discussed below but there are also material differences.

Like the California reporting regime, the SEC final rule would require the Company to measure and disclose both Scope 1 and Scope 2 greenhouse gas emissions from its facilities including its mint operations in Winchester, Indiana. Unlike the California reporting scheme, the final SEC rules would not require the Company to report Scope 3 greenhouse gas emissions. The SEC final rule would also require the Company to obtain attestation reports of its Scope 1 and Scope 2 greenhouse gas emissions from an independent expert in greenhouse gas emissions measurement.

Like the California reporting regime, the SEC final rule will also require the Company to track and disclose material climate related financial risks and how we manage those risks. Unlike the California rule, the SEC final rule will require the Company to track and report material capitalized costs, expenditures expensed and charged and losses incurred as a result of severe weather events and other natural conditions and any carbon reduction goal we may have along with our use of offsets or Renewable Energy Credits to achieve that goal.

Like the California reporting regime, the SEC final rule is the subject to ongoing litigation that could impact whether and when the Company is required to make the disclosures required by the rule. The Company will monitor that litigation as it prepares to comply with the rule.

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

These changing rules and regulations, and the stakeholder expectations related to ESG described in "Risk Factors of General Applicability – Third-party expectations relating to ESG factors may impose additional costs and expose us to new risks," have resulted in and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations.

Compliance with new and existing data protection/privacy statutes could increase our costs and expose the Company to possible sanctions for violation.

By reason of our Direct-to-Consumer business in particular, we collect personal data or personal information, which is broadly defined to include all information that can be related to a consumer or household, including identification information, demographics, usage, transactions and inquiries, preferences, and inferences drawn to create a profile about a consumer (“Personal Information”). We are subject to numerous data privacy and protection obligations that govern our handling of Personal Information, including: various federal, state, local and foreign laws, regulations, and guidance; industry standards; external and internal privacy notices and policies; contracts; and other obligations that apply to the handling of Personal Information by us and on our behalf. These obligations may change, are subject to differing interpretations, and may be inconsistent among relevant jurisdictions in which we operate or from which we collect Personal Information. The data privacy and protection landscape continues to evolve in jurisdictions worldwide. This evolution may create uncertainty in our business; affect us or our collaborators’, service providers’, and others’ ability to operate in certain jurisdictions or to collect, store, transfer, use, share, and otherwise process Personal Information; necessitate the acceptance of more onerous obligations in our contracts; cause us to modify our business operations; result in liabilities; or otherwise impose additional compliance costs on us. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or third parties upon whom we rely fail to comply with such obligations. For example, any failure by a service provider to comply with applicable data privacy or protection law, regulations, contractual, or other obligations could result in significant consequences against us. These consequences may include: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar activities); litigation (including class-related claims); additional reporting requirements and/or oversight; orders to destroy or not use Personal Information; damage to our reputation; loss of revenue and profits; loss of goodwill; and other adverse business impacts..

In 2016, the European Union ("EU") adopted a comprehensive overhaul of its data protection regime from a national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”), which went into effect in May 2018. The EU data protection regime expands the scope of the EU data protection law to all foreign companies processing Personal Information of EU residents, imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover or €20 million, and includes new rights such as the “portability” of Personal Information. Although the GDPR applies across the EU without a need for local implementing legislation, EU member states have the ability to interpret the GDPR opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis. The United Kingdom passed similar legislation (the “UK GDPR”) which took effect in 2021 and provides severe penalties of up to the greater of 4% of worldwide turnover or €17.5 million. We may also be subject to many other foreign privacy laws that are modeled at least in part after the GDPR, including China’s Personal Information Protection Law (PIPL), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA) and territorial Canadian privacy laws, and the Privacy Acts of Australia and New Zealand.

Our Direct-to-Consumer business currently has limited international operations which would subject it to these foreign privacy laws. Our Wholesale Sales and Ancillary Services segment maintains an office in Vienna, Austria that provides marketing support services for its international customers. We have evaluated these foreign privacy laws and their requirements, and believe we are currently in compliance in all material respects. Going forward, however, the expansion of our international operations could require us to change our business practices and may increase the costs and complexity of compliance. Also, a violation by the Company of these regulations could expose us to penalties and sanctions under the regulations.

California passed amendments to the California Consumer Privacy Act (“CCPA”) that took effect on January 1, 2023. This law provides California consumers with a high level of transparency and broad rights and choices with respect to their Personal Information. For example, CCPA grants consumers privacy rights including the rights of data correction and data portability, the right to limit the Company’s use of a subset of Personal Information called “sensitive Personal Information” that requires heightened protections, and the right to appeal the Company’s response to an individual’s exercise of these new or existing privacy rights. Compliance with CCPA requires the implementation of a series of operational measures such as: preparing data maps, inventory, or other records of all Personal Information pertaining to California residents, households and devices, as well as information sources, usage, storage, and sharing; maintaining and updating detailed disclosures in privacy policies; conducting risk assessments for the use of sensitive Personal Information; establishing mechanisms (including, at a minimum, a toll-free telephone number and an online channel) to respond to consumers’ data access, deletion, portability, and opt-out requests; and providing clear and conspicuous links on the home page of the business’ website, where applicable, allowing residents to limit or opt-out of certain data processing activities. CCPA prohibits businesses from discriminating against consumers who have opted out of the sale of their Personal Information, subject to narrow exceptions. Failure to comply with CCPA can result in civil penalties up to $7,500 per violation or actual damages suffered by a consumer.

Colorado, Virginia, Utah, and Connecticut also passed comprehensive privacy laws, modeled in part after the CCPA, that took effect in 2023. Nine other states have passed similar privacy laws that have taken or will take effect between 2024 and 2026, including Florida, Texas, Delaware, Oregon, Tennessee, Iowa, Indiana, New Hampshire, New Jersey, and Montana. These U.S. privacy laws have some provisions and requirements similar to the CCPA. However, preparing to comply with the varying requirements of these laws has already subjected the Company to costs and legal fees and will subject the Company to additional costs and risks as they take effect. For example, these laws may limit the Company’s ability to use Personal Information for advertising purposes, may limit the ways in which the Company may use certain categories of personal information, may require the Company to obtain additional permissions from the consumer, and may require revision of the Company's contracts with service providers with whom the Company shares Personal Information in the course of providing its products and services. These laws may also limit the Company’s ability to process sensitive Personal Information, which includes financial data, account information, identification card numbers, social security numbers, and precise geolocation. The Company will have to update is policies, notices, procedures, and permissions in response to these new privacy laws. The Company may also have to update its advertising practices. Failure to comply with these privacy laws can result in civil penalties ranging from $2,500 to $20,000 per violation.

All fifty U.S. states and the District of Columbia have enacted data breach notification laws that may require us to notify investors, employees, regulators and others in the event of a security breach (for example, unauthorized access to or disclosure of Personal Information experienced by us or our service providers). These laws may not be consistent, and compliance in the event of a widespread data breach may be difficult and costly. We may also be contractually required or otherwise obligated to notify investors and others of a security breach. Although we may have contractual protections against our service providers should they experience a security breach, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability and require us to expend significant resources on data security as well as in responding to any such actual or perceived breach. Any contractual protections we may have against relevant counterparties may not be sufficient to protect adequately us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

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

We are subject to other laws and regulations.

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

There can be no assurance that the regulation of our trading, Direct-to-Consumer, and lending businesses will not increase or that compliance with the applicable regulations will not become more costly or require us to modify our business practices.

For other risks related to government regulation, see below this section and see “Risk Factors of General Applicability — We are subject to other laws and regulations,” below.

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

For other risks related to taxation, see “Risk Factors of General Applicability — Changes in tax law could adversely affect our business,” below.

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

In addition, the U.S. Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts and has enacted legislation with such a prohibition with respect to certain mortgage loan agreements and also certain consumer loan agreements to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directed the CFPB to study consumer arbitration and authorized the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. In July 2017, the CFPB issued a new rule on arbitration, which would have prohibited class action waivers in certain consumer financial services contracts. However, in November 2017, a joint resolution passed by Congress was signed disapproving the rule under the Congressional Review Act. Because the rule was disapproved, it cannot be reissued in substantially the same form, and the CFPB cannot issue a substantially similar rule, unless the new rule is specifically authorized by a law enacted after the date of the joint resolution disapproving the original rule.

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

A-Mark’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The initial quarterly cash dividend under the policy was paid on October 24, 2022 to stockholders of record as of October 10, 2022. The most recent cash dividend under the policy was paid on April 29, 2024 to stockholders of record as of April 16, 2024. The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

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

Your percentage ownership in A-Mark potentially could be diluted in the future because of additional common stock-based equity awards that we expect will be granted to our directors, officers and employees, including through our current equity incentive plan. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which could dilute your percentage ownership. For example, in the acquisition of JMB, our increased investments in Pinehurst Coin Exchange, Inc. and Silver Gold Bull, Inc., and our recent acquisition of LPM, we issued stock to the sellers in partial consideration for the acquired interests. We also issued stock to the public to finance, in part, the acquisition of JMB.

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

While the Company believes it has robust cybersecurity risk management procedures for addressing cybersecurity events, the new rules may increase the costs of cybersecurity protection and require disclosure of cybersecurity events that the Company might not otherwise deem to be material. The SEC recently changed its disclosure requirements regarding cybersecurity risk management, strategy, governance and incident reporting. These changes require companies to investigate all cybersecurity incidents without unreasonable delay, determine their level of materiality, and report specific details about any material cybersecurity incidents in a separate filing within four business days. These changes also require additional information in annual disclosures regarding the Company’s cybersecurity risk management and reporting processes, as well as the cybersecurity expertise of relevant Company personnel and third-party service providers or auditors.

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

Changes in tax law could adversely affect our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of March 31, 2024, 848,509 shares remain authorized for repurchase under the program.

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

The following table reflects activity related to equity securities we repurchased during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/2024 - 1/31/2024	43,209	$27.46	990,304	1,009,696
2/1/2024 - 2/29/2024	156,692	$25.90	1,146,996	853,004
3/1/2024 - 3/31/2024	4,495	$27.00	1,151,491	848,509
Total	204,396

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

14.1*	Code of Business Conduct and Ethics

31.1*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases document.

104*	Cover Page interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.

Date:	May 9, 2024	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Kathleen Simpson-Taylor
Kathleen Simpson-Taylor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)