Form 10-K
period 2024-06-30
A-Mark Precious Metals, Inc.
filed 2024-09-13
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on December 31, 2023, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was $523.4 million. Shares of common stock known to be beneficially owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

As of September 6, 2024, the registrant had 22,953,391 shares of common stock, par value $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders, scheduled to be held on November 13, 2024, are incorporated into Part III.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2024

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

History

A-Mark was founded in 1965 and has grown into a significant participant in the bullion and coin market. Over the years, A-Mark has been steadily expanding its products and services. In 1986, A-Mark became an authorized purchaser of gold and silver bullion coins struck by the United States Mint. Similar arrangements with other sovereign mints followed, so that by the early 1990s, A-Mark had (and continues to have) relationships with all major sovereign mints offering bullion coins and bars internationally. The Company became a publicly traded company in March 2014.

In 2005, the Company launched Collateral Finance Corporation ("CFC"), a wholly-owned subsidiary, for the purpose of making secured loans primarily collateralized by bullion and numismatic material. Since then, CFC has expanded the value of its aggregate loan portfolio and number of its customers and also makes secured loans collateralized by graded sport cards. CFC has achieved its growth through both loan origination and acquisitions of loan portfolios from wholesale customers of A-Mark.

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

In July 2015, the Company launched its Las Vegas-based logistics fulfillment center, A-M Global Logistics, LLC. ("AMGL" or "Logistics"), a wholly-owned subsidiary, for the purpose of providing our customers a platform of complementary services, including packaging, shipping, handling, receiving, processing, and inventorying of precious metals, custom coins, and graded sports cards on a secure basis.

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

In August 2019, Goldline entered into a joint venture agreement with a U.S. subsidiary of Silver Gold Bull, Inc. ("SGB") to form Precious Metals Purchasing Partners, LLC ("PMPP"), primarily for the purpose of purchasing precious metals from the partners' retail customers for resale back into the marketplace. We currently own a controlling interest in PMPP, both through Goldline's 50% ownership interest and through our majority ownership interest in SGB. PMPP commenced operations in fiscal 2020.

In September 2014, the Company made an initial equity investment in JM Bullion, Inc. (“JMB”), and in October 2016, we made an additional investment in JMB, increasing our equity interest to approximately 20.5%. In March 2021, the Company acquired the 79.5% interest in JMB that we did not previously own. JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its own websites. In April 2022, JMB commercially launched the CyberMetals online platform, where customers can purchase fractional ounces of digital gold, silver, platinum, and palladium in a range of denominations, with the option to convert their digital holdings to fabricated precious metals products via an integrated redemption flow with JMB. JMB owns and operates numerous websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, CyberMetals.com, GoldPrice.org, SilverPrice.org, BGASC.com, BullionMax.com, and Gold.com. JMB had approximately 2.4 million total customers as of June 30, 2024, and approximately 466,300 active customers for the year ended June 30, 2024.

In April 2021, CFC Alternative Investments, LLC, a wholly-owned subsidiary of CFC, formed a joint venture with a third party known as Collectible Card Partners, LLC, which was established for the purpose of making commercial loans collateralized by graded sports cards.

In February 2024, AM/LPM Ventures, LLC, a consolidated subsidiary of the Company, acquired LPM Group Limited ("LPM"), one of Asia's largest precious metals dealers. AM/LPM Ventures, LLC serves as the Company's Asia headquarters. LPM extends A-Mark's global reach by offering its full-service precious metals products and services in Asia and internationally.

In 2014, the Company acquired its initial ownership interest in SGB. In 2018 and 2022, the Company made incremental investments to increase its ownership interest in SGB to 47.4% as of June 2022. In June 2024, the Company acquired an additional 8% ownership interest in SGB, increasing its ownership interest to 55.4%. Founded in 2009, SGB is a leading e-commerce precious metals retailer in Canada focused on providing online innovation, high-quality products, competitive pricing, and enhanced customer service. SGB had approximately 523,000 total customers as of June 30, 2024.

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
•
the ability to cost effectively acquire and retain new retail customers, with approximately 466,300 active customers on the JMB platform and approximately 15,600 active Goldline customers during the year ended June 30, 2024;
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
•
the largest precious metals dealer network;
•
depository relationships in major financial centers around the world;
•
our global trading systems, coupled with experienced traders who also effectively manage A-Mark's exposure to commodity price risk; and
•
a strong management team, with over 100 years of collective industry experience.

As part of our growth strategy, we are focused on:

•
Continuing to grow our consumer facing brands—We own numerous unique direct-to-consumer brands and have partial ownership interests in four additional consumer facing brands. Each of these brands has a differentiated market positioning and target customer demographic, which allows us to tailor our merchandising, pricing, and advertising strategies to maximize the growth and profitability of each brand. We plan to continue to invest in the Direct-to-Consumer segment, to facilitate both the acquisition of new customers and the retention of our existing customers.
•
Cross-selling existing A-Mark products and services to JMB customers—As of June 30, 2024, JMB had approximately 2.4 million total customers and 466,300 active customers. We believe there are continued opportunities to offer new products and services provided by A-Mark to this customer base, including new, proprietary minted precious metals products, secure storage and logistics.
•
Leveraging our minting capabilities to sell additional proprietary products—We have long-standing relationships with the United States Mint and other major international sovereign mints. We also own one mint, Silver Towne, and have a noncontrolling interest in another mint. We leverage our relationships with these mints to offer proprietary products to our wholesale and direct-to-consumer customers. The growth in our direct-to-consumer customer base allows us to increase the number of proprietary products we design, source, and ultimately sell.
•
Expanding our global footprint—We currently serve customers on four continents. Although the majority of our current sales are to customers located in the United States, in addition to acquiring LPM in February 2024 and a controlling interest in SGB in June 2024, we believe there is a meaningful opportunity to continue to expand our capabilities in order to offer additional products and services to customers in Canada, Europe, and Asia.
•
Leveraging technology to deliver new products and increased services to customers—We are dedicating significant time and resources to enhance our technology platform and capabilities across all aspects of our business. We intend to develop new digital products that will allow customers to more easily buy, sell, and arrange for storage of physical metal products through a mobile interface. We also intend to continue to improve our customer interfaces to allow more seamless order processing, better cross-selling of products and services across our business units, to increase our new customer targeting and acquisition strategies, and to further improve our fulfillment and inventorying capabilities.
•
Pursuing strategic investments and acquisitions—Since our initial investment in JMB in 2014, we have acquired Goldline, made minority investments in several additional consumer facing precious metals retailers, acquired the entire equity interest in JMB, acquired new brands which we have fully integrated into JMB, acquired the entire equity interest in Silver Towne Mint, acquired a noncontrolling interest in a private mint, and recently acquired LPM in February 2024 and a controlling interest in SGB in June 2024. We intend to continue to evaluate new investment and acquisition opportunities that allow us to broaden our product offerings, allow us to better serve our existing customer base, enter new geographic regions and target new customer demographics.

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

Coin and Bar. Our Coin and Bar unit deals in approximately 2,100 different products, including gold and silver coins from around the world and gold, silver, platinum and palladium bars and ingots in a variety of weights, shapes, and sizes. Our customers include coin and bullion dealers, banks and other financial institutions, commodity brokerage houses, manufacturers, investors, investment advisors, and collectors who qualify as “eligible commercial entities” and “eligible contract participants,” as those terms are defined in the Commodity Exchange Act.

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

In our Industrial and Coin and Bar units, orders are taken telephonically and on an electronic trading platform that can be accessed by qualified wholesale customers at www.amark.com. Pricing is generally based on screen quotes for bullion transactions in the spot market, with two-day settlement, although special pricing and extended settlement terms are also available. Almost all customers in these units take physical delivery of the precious metal. Product is shipped upon receipt of payment, except where the purchase is financed under credit arrangements between A-Mark and the customer. We have relationships with precious metal depositories around the world to facilitate shipment of product from our inventory to the customer, in many cases for next day delivery. Product may either be shipped to the customer's location or delivered to a depository or other storage facility designated by the customer. The Company also periodically loans metals to customers on a short-term consignment basis and may charge interest fees based on the value of the metals loaned.

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

AMTAG. Our A-Mark Trading AG ("AMTAG") subsidiary promotes the Company's products and services to certain international markets.

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

Although the Company is the Mint’s primary customer, the Mint also markets its products at www.silvertownemint.com. In March 2023, the Mint achieved ISO 9000:2015 certification which allows all products produced by the Mint to be accepted into individual retirement accounts ("IRA").

LPM. Based in Hong Kong, LPM serves as the Company's Asia headquarters, offering the Company's full-service precious metals products and services in Asia and internationally. LPM has a large numismatics showroom in the heart of Hong Kong's Central Financial District.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”), and through its investment in Silver Gold Bull, Inc. ("SGB"). The Company’s Direct-to-Consumer segment expands the Company’s distribution capabilities with a retail distribution channel. It diversifies the products and services offered to the Company’s retail customers by providing them access to the Company’s wider assortment of precious metal coins and bars, as well as TDS’s storage and asset protection services.

JMB

JMB is a leading internet retailer of precious metal products that it sells through its proprietary websites.

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

JMB offers over 6,000 different products, measured by stock keeping units or SKUs, on its websites during a fiscal year. This number can vary over time, particularly when demand is high. As a service to its customers, JMB makes available for sale on its websites protective accessories for precious metal products, including acrylic coin holders and capsules, coin tubes and silver bar tubes.

JMB owns and operates numerous websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, CyberMetals.com, GoldPrice.org, SilverPrice.org, BGASC.com, BullionMax.com, and Gold.com. GoldPrice.org and SilverPrice.org publish data on precious metal and cryptocurrency pricing and generate leads for its other websites.

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

Customers may order product on each of the JMBullion.com, BGASC.com, BullionMax.com, ProvidentMetals.com and Silver.com websites. While each of these sites appeals to a different customer clientele and may from time to time have slightly different product offerings, all orders are processed in the same manner. Customers may place their orders online, or they may use the toll-free telephone number available on the websites to order through a customer representative. The SilverPrice.org and GoldPrice.org websites provide real time price information on silver, gold, and cryptocurrencies. We also own the gold.com domain, one of the most recognizable domains in the precious metals industry. Although customers cannot order product on these websites, the websites direct visitors to JMBullion.com for placing orders.

JMB utilizes an internally developed search engine optimization strategy to drive traffic to its websites, particularly to JMBullion.com. JMB also pays for placement on the major search engines, including Google, Bing, Apple, and Yahoo!, employing internally developed strategies to reach a targeted audience and to optimize the cost effectiveness of paid for searches.

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

Logistics. The Company's main distribution facility in Las Vegas, Nevada, together with its ancillary facility in Dallas, Texas, handle the back end logistics for the Company's Direct-to-Consumer Purchase Program and the secured storage for CyberMetals' precious metals.

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

Goldline's and SGB's Direct-to-Consumer Purchase Program. Through Precious Metals Purchasing Partners, LLC ("PMPP"), a joint venture between Goldline and SGB, Goldline and SGB acquire precious metals from their retail customers in order to diversify their supply of product offerings and provide discounted pricing to their affiliates. This program provides Goldline's and SGB's customers with a means to monetize their holdings efficiently and at competitive prices.

Intellectual Property. AM IP Assets, LLC ("AMIP"), a wholly-owned subsidiary of Goldline, manages certain intellectual property of Goldline, including customer lists and a sales lead data base.

SGB

The Company acquired its initial ownership interest in SGB in 2014, increasing its investment to 55.4% in June 2024. SGB is a leading e-commerce precious metals retailer in Canada. The Company's investment in SGB expands the Company's direct-to-consumer footprint in the international market.

Through its website, SilverGoldBull.com, SGB offers a variety of products from gold, silver, platinum, and palladium bars, coins and rounds, as well as certified coins from mints around the world.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, CFC, which in turn owned AM Capital Funding, LLC (“AMCF”). CFC has been operating since fiscal year 2005; AMCF was dissolved in June 2024. CFC Alternative Investments, LLC (“CAI”), a subsidiary of CFC, is a party to a joint venture known as Collectible Card Partners, LLC (“CCP”), which was formed for the purpose of making commercial loans collateralized by graded sports cards.

CFC is a California licensed finance lender that, directly and through its subsidiaries, originates and acquires commercial loans secured by bullion, numismatic coins, and graded sports cards. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2024, the aggregate balance of CFC's secured loans was approximately $113.1 million which is comprised of approximately 15% of loans acquired from third-parties and approximately 85% of loans originated by CFC.

AMCF was a special purpose entity whose sole activity consisted of operating, owning, and financing precious metal inventory through the issuance of notes (the “AMCF Notes”). In December 2023, the AMCF Notes were repaid and AMCF was dissolved in June 2024. AMCF Notes were primarily payable from, and secured by, (i) precious metals obtained by AMCF, (ii) a portfolio of bullion loans collateralized by precious metals, which loans were originated by either CFC or acquired by CFC from third parties and conveyed by CFC to AMCF, and (iii) cash. The indenture governing the AMCF Notes required AMCF to maintain a specified level of collateral. The indenture also provided that AMCF’s assets were not to be commingled with those of CFC or A-Mark (or any affiliate) and that AMCF was to maintain separate books and records.

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

All loans are fully secured by bullion, numismatic coins, graded sports cards, or other eligible alternative investment assets. TDS, on behalf of CFC, takes physical custody of the coins or bullion collateralizing the loans. CFC requires loan-to-value ("LTV") ratios of between 50% and 85%. LTV ratio refers to the principal amount of the loan divided by the liquidation value of the collateral, as conservatively estimated by CFC for numismatic loans and based on daily spot market prices for bullion loans. The LTV ratio varies with the nature of the collateral, with CFC allowing, for example, a higher LTV ratio for bullion than for rare coins. If, because of fluctuations in the market price of the pledged collateral, the LTV ratio on a loan increases above a prescribed maximum ratio, typically 85%, CFC can make a margin call on the loan. If the borrower does not meet the margin call, either by wiring payment or supplying additional collateral, CFC is authorized to sell the collateral, which it does through its A-Mark affiliates. CFC has never experienced losses of principal on its loans.

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

Sources of cash provided by financing activities are our uncommitted line of credit, fixed interest rate notes, and other structured financing products. The Company’s line of credit provides it with the liquidity to buy and sell billions of dollars of precious metals annually, and is used to fund a substantial portion of the operations of the Company. As of June 30, 2024, A-Mark's uncommitted line of credit provided access up to $422.5 million. The maturity date of the credit facility is September 2025.

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

Sales and Marketing

We market our products and services to our wholesale customers primarily through our offices in El Segundo, California, Hong Kong, and Vienna, Austria, our websites, and our dealer network, which we believe is the largest of its kind. The dealer network consists of approximately 1,200 independent precious metal and coin companies, with whom we transact on a non-exclusive basis. The arrangements with the dealers vary, but generally the dealers acquire product from us for resale to their customers. In some instances, we deliver bullion to the dealers on a consignment basis. We also participate from time to time in trade shows and conventions, at which we promote our products and services. As a vertically integrated precious metals company, a key element of our marketing strategy is being able to cross-sell our products and services to customers within our various business units.

JMB and SGB market their products over the internet through their proprietary websites, using an internally developed search optimization strategy and paid placements with major search engines. Goldline reaches its retail customer base on television, radio, and the internet, as well as through customer service outreach.

We market our secured loan products and services to customers primarily through our proprietary websites, print advertising, and strategic partnerships.

Operational Support

The Wholesale Sales & Ancillary Services segment maintains administrative and operational support related to its trading, hedging, and finance product operations at its global headquarters in El Segundo, California and regional headquarters in Hong Kong. We believe that our existing administrative and operational support infrastructure has the capacity to scale with our business activities. We store our inventories of bullion and numismatics at third-party depositories in major financial centers around the world and at our secured facility in Las Vegas, Nevada.

The Direct-to-Consumer segment maintains administrative and operational support at its offices in Dallas, Texas, Los Angeles, California, and Calgary, Canada for originating and processing its retail orders. The Company's Trading, Finance, and Logistics business units provide supporting services such as hedging and order fulfillment.

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

Customer Concentrations

For the year ended June 30, 2024, we had one customer that comprised more than 10% of our revenues. See Note 18 to the Company’s consolidated financial statements. The Company's largest customers generally are engaged with us in significant forward contract sales activity (as opposed to those customers with whom we principally have physical trading activity), which are entered into in order to hedge the Company's commodity holding risks, and not for speculative purposes.

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

Seasonality and Other Factors Influencing Demand

Our business is generally not seasonal, although demand in the retail market tends to be lower in the summer months. On the other hand, we believe our business is directly impacted by the perception of market trends and global economic activity. Historically, higher levels of demand for precious metals are brought on during periods of macroeconomic uncertainty. Typically, factors that impact such uncertainty and correlate with a higher level of demand for precious metals include volatility in the equity markets, increases in rates of inflation, and the weakening of the U.S. dollar.

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

Human Capital

The efforts and expertise of our team members are critical to our success. We are devoted to the attraction, development, and retention of our employees, which enable us to deliver a high level of service to our customers. Because we have a small number of employees, and certain of our subsidiaries are geographically dispersed as a result of various acquisitions as well as from internal growth, our focus is on maintaining a relationship-based and collaborative work environment within each of our geographical locations. For the most part, our operating businesses are authorized to establish specific policies and practices concerning the attraction and retention of person in their organizations, addressing, among other things: maintaining a safe work environment for employees, customers and other business partners, offering competitive compensation and benefits to employees, and hiring practices intended to identify qualified candidates and promote diversity and inclusion in the workforce.

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

As of June 30, 2024, the Company had 489 employees, with 439 located in North America, 48 located in Asia, and 2 located in Europe; all except 7 of these employees were considered full-time employees. Our overall employee retention rate for the year ended June 30, 2024 was 83%; excluding the Mint and Logistics operations, which hire largely in response to fluctuating business demands, our retention rate was 93%. For the companies we have owned for more than five years, the percentage of employees who have more than five years of service was 36%. For the companies we have owned and operated for less than five years, the percentage of employees who have continued their employment since the respective acquisition dates was 73%.

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

A-Mark provides equal employment opportunities to all qualified individuals without regard to race, color, religion, sex, gender identity, sexual orientation, pregnancy, age, national origin, physical or mental disability, military or veteran status, genetic information, or any other protected classification. Equal employment opportunity includes, but is not limited to, hiring, training, promotion, demotion, transfer, leaves of absence, and termination. The diversity of our workforce is essential, and we are committed to diversity and inclusion throughout the Company to ensure a wide range of experiences, perspectives, and skills to provide better solutions, drive innovation and creativity, and enhance decision making. As of June 30, 2024, approximately 34% of our employees identified as female, and 46% of our employees were made up of underrepresented minorities.

Corporate Information

Our executive offices are located at 2121 Rosecrans Avenue, Suite 6300, El Segundo CA 90245. Our telephone number is (310) 587-1477, and our website is www.amark.com. Through this website, we make available, free of charge, all of our filings with the Securities and Exchange Commission ("SEC"), including those under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Such reports are made available on the same day that they are electronically filed with, or furnished to, the SEC. In addition, copies of our Code of Business Conduct and Ethics for Employees, Code of Business Conduct and Ethics for Senior Financial and Other Officers, and Code of Business Conduct and Ethics for Directors are available through our website, along with other information regarding our corporate governance policies.

Geographic Information

See Note 19 to the Company’s consolidated financial statements for information about Company's geographic operations.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

The following summary provides an overview of the material risks we are exposed to in the normal course business. This risk factor summary does not contain all of the information that may be important to you, and you should read these together with the more detailed discussion of risks set forth following this section, as well as elsewhere in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks beyond those summarized below, or discussed elsewhere in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future, or to the markets in which we currently operate or may in the future operate.

•
Preferences and perceptions regarding ownership of precious metals may change.
•
We may not be successful in responding to changing market realities, particularly in our direct-to-consumer business.
•
Our business is heavily dependent on our credit facility, and the failure to renew or replace this credit facility could limit our ability to conduct our business and have other adverse consequences.
•
We provide a variety of financing alternatives to our customers, and there is no assurance that the methods we use to minimize losses on the credit we extend will be sufficient.
•
Liquidity constraints may limit our ability to grow our business.
•
Interruptions to us in the supply of coin and bullion products that we sell or silver for our minting operations could result in our inability to satisfy our customers and loss of sales.
•
We are dependent on key management, particularly our CEO, Mr. Greg Roberts.
•
We are dependent on our computer systems for executing trades and conducting our direct-to-consumer business, and breaches, damage and malfunctions affecting these systems could interrupt our ability to conduct our business.
•
Because our business is dependent on the volatility and pricing of precious metals, we are likely to be influenced by world events more than businesses in other economic sectors.
•
The level of growth and profitability that we experienced as a consequence of the uncertainties and volatility in the financial markets during the last several years may not be attainable in future periods, as global circumstances change.
•
We derive a significant portion of our business outside the United States, and are subject to the risk of foreign operations, particularly in the Peoples Republic of China as a result of our recent LPM acquisition.
•
Our Wholesale Sales and Ancillary Services segment is dependent on our relationships with government mints.
•
Our mint operations are subject to the risk of catastrophic loss and other business interruptions.
•
Our Wholesale Sales and Ancillary Services segment is dependent on a concentrated customer base.
•
Because retail investors are more vulnerable to economic loss, we may be subject to claims of unfair business practices that could subject us to government enforcement actions.
•
Our Direct-to Consumer segment is subject to intense competition from other online retailers, traditional coin stores and general online merchandisers.
•
Our strategy for growing our direct-to-consumer business includes acquisitions that may be unsuccessful.
•
JMB’s search engine optimization (SEO) has provided it with a competitive advantage, but its competitors are improving their own SEO strategies which may reduce JMB’s advantage.

•
Our Direct-to-Consumer segment must be able to effectively respond to changes in technology and could make technological missteps.
•
The performance of our Secured Lending Segment is subject to our ability to maintain, through origination or acquisition, a loan portfolio of sufficient size, but we may not be able to do so.
•
The growth of Secured Lending segment is likely to require significant resources, that we may determine are better applied elsewhere in our business.
•
Our business is heavily influenced by volatility in commodity prices, so that our results may vary considerably from period-to-period.
•
We hedge the value of our precious metals inventory against changes in commodity prices, but the hedges may prove ineffective, and we are at risk of default by our counterparties.
•
If commodity prices were to rise significantly, we would be able to carry less inventory, which would adversely affect our ability to service our customers.
•
The Commodities Trading Futures Commission has in the past brought an action against us and may seek to regulate our business activities.
•
Recently enacted rules in California and the European Union, and by the SEC, will require us to spend considerable time and resources on environmental reporting.
•
Our direct-to-consumer business collects personal data and information, and as a consequence we are subject to a growing number of complex data protection and privacy statutes, whose violation could subject us to sanctions.
•
Because we ship products throughout the United States, we are subject to laws requiring us to collect out-of-state sales tax, and we could have liability if we fail to comply.
•
Our Direct-to-Consumer segment relies on lead providers and other marketing affiliates to generate sales, but these arrangements have been subject to regulatory challenges and in some cases have been terminated.
•
Our consumer advertising and marketing materials are subject to regulation, and consistent with the retailing industry generally are coming under increasing scrutiny.
•
Our board of directors has adopted a policy of paying regular cash dividends, but there is no assurance that dividends will be paid in the future.
•
Our shareholders’ equity interest in the Company could be diluted by future issuances of stock, including in connection with acquisitions and minority investments.
•
Our board and management own approximately 22% of our outstanding common stock, and acting together can exert substantial influence over matters submitted to stockholders for their vote.

Introductory Risks

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

Our business depends substantially on our ability to obtain financing for our operations. On December 21, 2021, we entered into a committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total current revolving commitment of up to $422.5 million and with a termination date of September 20, 2025. The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

The Trading Credit Facility requires us to comply with customary affirmative and negative covenants, and with a variety of financial covenants, including a minimum working capital requirement; a fixed charge coverage ratio; a ratio of total recourse debt to consolidated tangible net worth; and limitations on the amount of ownership-based financings (as defined). Owing to the cyclicality of our business, we may be required to request limited waivers of compliance with certain financial covenants under the Trading Credit Facility. There can be no assurance that such waivers will be granted. Upon the occurrence of an event of default under the Trading Credit Facility that was not cured or waived pursuant to the terms of the Trading Credit Facility, the lenders under the Trading Credit Facility could elect to declare all amounts outstanding under the Trading Credit Facility to be due and payable immediately.

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

The Company has minority investments in a number of entities engaged in precious metal marketing; as a minority investor the Company is not able to exercise absolute control over these entities.

We hold minority interests in entities that are engaged in the business of precious metal and numismatic sales to consumers. Although by virtue of the Company’s investment in these entities, the Company is able to exert influence, and in some cases substantial influence, on the management of the entities, the Company does not have absolute control of these entities. As a consequence, circumstances may arise in which action may be taken by the management of these entities which we believe is not in our best interest and to which we object. The value of our investment in one or more of these entities may therefore decline. Also, because these investments are illiquid, we may not be able to dispose of our ownership interests in these entities should be choose to do so, at a price that we believe reflects its fair value or at all.

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

The Company experienced outsized growth in its revenues and operating profits during periods of volatility in the financial markets over the last several years, and there can be no assurance that this level of performance will be attainable in the future.

The unprecedented growth of the business of the Company over the last several years may be attributed to a high degree of volatility in the financial markets, resulting from various geopolitical, macroeconomic, military and global uncertainties and events. In this environment, consumers may have sought perceived financial safety in precious coins and metals. Our stock price responded favorably to these unprecedented circumstances as well.

Our profits have since retreated from their all-time highs experienced during these times, and there can be no assurance that this historically unprecedented performance of the precious metals business will be attainable in future periods. Our business in the past has been subject to cyclical fluctuations, and we are beginning to experience to a degree a return to cyclicality in our more recent operating results. Consumer perceptions with respect to precious coins and metals could shift, and these commodities may no longer be viewed as secure investments. Slower precious metals markets with lower volatility and greater supply, as we have experienced more recently, have had and could continue to have the effect of decreasing the volume of products sold and also adversely impact our product premiums, which are a key driver of our overall performance. A sustained decline in our revenues and earnings would have adverse effects on our operations and would likely cause our stock price to decline. It is not possible to predict with any accuracy future market trends, and in particular whether the extremely favorable environment for our business during these volatile financial markets will return. As a result, we cannot tell, when, if at all, our profitability will once more achieve the unprecedented levels that we experienced during these periods. Moreover, because of the nature of the current business and financial environment, particularly in regards to the precious metal industry, it is difficult to create with any acceptable measure of precision customary financial projections and forecasts for our business over the next several years. This could adversely affect our ability to engage in financial and operational planning for the future.

We derive significant revenues from business outside the United States.

We derive a significant portion of our revenues from business outside the United States, including from customers in developing countries. Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries. These include risks of general applicability, such as the need to comply with multiple regulatory regimes; trade protection measures and import or export licensing requirements and tariffs; and fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates. Currently, we do not conduct substantial business with customers in developing countries. However, if our business in these areas of the world were to increase, we would also face risks that are particular to developing countries, including the difficulty of enforcing agreements, collecting receivables, protecting inventory and other assets through foreign legal systems, limitations on the repatriation of earnings, currency devaluation and manipulation of exchange rates, and high levels of inflation.

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

The United States and other world economies are currently experiencing high interest rates and have recently experienced high levels of inflation, although this has eased in recent months. Certain investors, including customers of our Direct-to-Consumer segment, may regard precious metal products as a hedge against inflation and high interest rates, which could positively affect demand for our goods and services. However, inflation may also increase our expenses of operations, which because of the nature of our business we cannot generally pass along to our customers. Our Trading Credit Facility bears interest at a variable rate of interest, so that higher interest rates will also increase our cost of borrowing under that facility, and higher interest rates may also increase the costs under our product financing arrangements. We may be unable to compensate for these increases through higher interest income and other fees and charges received from our counterparties. Also, inflation, together with high interest rates, may reduce discretionary spending among consumers, thereby reducing product demand in the retail sector.

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

AMST's ability to continue to expand the scope of its services and customer base depends in part on its ability to increase the size of its skilled labor force. In the past, the demand for skilled personnel has been high and the supply limited. The inability to employ or retain skilled technical personnel could constrain AMST’s operations and its growth opportunities.

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

Stack’s-Bowers Numismatics, LLC ("Stack's Bowers"), which is primarily engaged in the business of auctions of high-value and rare coins and in coin retailing, is a wholly-owned subsidiary of Spectrum Group International, Inc. ("SGI"), our former parent and a related party. We have engaged in the past, and continue to engage, in transactions with Stack’s Bowers. These transactions include secured lending transactions in which Stack’s Bowers is the borrower, and other transactions involving the purchase and sale of rare coins, including with JMB. SGI and the Company have a common chief executive officer, and the chief executive officer and the general counsel of the Company are board members of SGI. In addition, a majority of the board of directors of the Company have an ownership interest in SGI that in the aggregate represents a controlling interest in SGI. Transactions between the Company and Stack’s Bowers are approved by our Audit Committee, as appropriate, and we believe that all such transactions are on terms no less favorable to the Company than would be obtained from an unaffiliated third-party. Nonetheless, these transactions could be perceived as being conflicted.

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

Through our Direct-to-Consumer segment (JMB, Goldline, and our investment in SGB), the Company sells precious metals and numismatics directly to the retail investor community. JMB and SGB market their products primarily over the internet. Goldline markets its precious metal products on television, radio, and over the internet, and through customer service outreach. Prior to its acquisition by the Company, Goldline had been accused of improper sales practices, and was the subject of a state enforcement action that was subsequently settled. Other retailers of precious metal products have similarly been the subject of accusations regarding their sales practices, including claims of misrepresentation, excessive product markups, pressured sales tactics and product switching. The Company believes that the sales practices of its Goldline subsidiary conform to applicable legal and ethical standards, and that there is no material basis for claims against Goldline in this regard. Nevertheless, given the nature of the retail precious metals business, the possibility that investors in precious metals may lose a substantial portion of their investment as a result of adverse market trends and the vulnerability of certain retail precious metal investors to economic loss, there can be no assurance that claims will not be made regarding business practices of Goldline, JMB or SGB, or that, if made, such claims will not attract the attention of governmental and private sector consumer advocates. Were this to occur, the Company could suffer adverse publicity, be subject to governmental enforcement actions or be forced to modify the sales and marketing practices of its direct-to-consumer business.

Our Direct-to-Consumer businesses operate in a highly competitive environment.

JMB, Goldline, and SGB face competition from other specialty online precious metal and coin sites, as well as from traditional precious metal retail brokers and coin stores. In addition, certain general online merchandisers such as eBay also offer collectible coins and bullion for sale, and other major online retailers, with financial and marketing resources, name recognition and a customer base that are far greater than those that are available to us, may in the future enter this market. Competition is based upon the availability of coin and bullion product, price, delivery times, convenience and customer service. There can be no assurance that we will be able to compete effectively with other retail sources and channels for precious coin and bullion, especially if the demand for these products were to contract from its current record high levels.

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

JMB and SGB rely upon paid and unpaid internet search engines to rank their product offerings and drive traffic to their websites, and their website traffic may suffer if their rankings decline or their relationships with these services deteriorates.

JMB and SGB rely on paid and unpaid internet search engines to attract consumer interest in their product offerings. Search engine companies change their natural search engine algorithms periodically, and these changes may adversely affect our Direct-to-Consumer product offerings in paid and/or unpaid searches. JMB and SGB may also at times be subject to ranking penalties if the operators of search engines believe it is not in compliance with their guidelines. If our Direct-to-Consumer's search engine rankings decline, and we are unable to timely regain our prior rankings, we may have to use more expensive marketing channels to sustain and grow our Direct-to-Consumer revenues, resulting in reduced profitability.

If JMB, Goldline, and SGB do not respond effectively to technological and market changes, they will cease to be competitive with other channels that consumers may have for the purchase of precious coins and bullion.

To remain competitive, JMB, Goldline, and SGB must continue to enhance and improve the responsiveness, functionality and features of their online operations. The internet and the electronic commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices.

The evolving nature of the internet could render our Direct-to-Consumer Segment's existing technology and systems obsolete. Its continuing success will depend, in part, on its ability to:

•
develop, license or acquire leading technologies useful in its business;
•
develop new features and technology that address the increasingly sophisticated preferences of its customers; and
•
respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

With the growth of e-commerce, the pace of change in product offerings and consumer tastes is faster now than in years past. This accelerated pace of change increases uncertainty and places a greater burden on management to anticipate and respond to such changes. The increased pace of change also means that the window in which a technologically advanced or sophisticated product or service can achieve and maintain partner and consumer interest is shrinking and, to the extent our Direct-to-Consumer Segment fails to timely anticipate or respond to changes in their industry, the effects of such missteps may be amplified.

Future advances in technology may not be beneficial to, or compatible with, JMB’s, Goldline’s, or SGB's businesses. Furthermore, JMB, Goldline and SGB may be unsuccessful in using new technologies effectively or adapting their technology and systems to user requirements or emerging industry standards on a timely basis. Their ability to remain technologically competitive may require substantial expenditures and lead time. If JMB, Goldline or SGB is unable to adapt in a timely manner and at reasonable cost to changing market conditions or user requirements, they will cease to be competitive with other channels for the purchase of precious coins and bullion.

If JMB fails to continuously improve its websites (on all relevant platforms, including mobile), it may not attract or retain customers.

JMB owns and operates numerous websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, CyberMetals.com, GoldPrice.org, SilverPrice.org, BGASC.com, BullionMax.com, and Gold.com. JMB must continually update its websites (on all relevant platforms, including mobile) to improve and enhance its content, accessibility, convenience and ease of use. Failure to do so may create a perception that the websites of JMB’s competitors are easier to use and navigate or that they are better able to service customer needs for precious metal coins and bullion. If such a perception were to gain currency, traffic to JMB’s websites and its revenues would suffer.

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

JMB, Goldline, and SGB expect to profit on precious metals acquired from their customers, but that might not be the case.

Through the Direct-to-Consumer Purchase Program, JMB and, through PMPP, Goldline and SGB, offer to purchase precious coins and bullion owned by their customers. We believe that this program encourages the purchase of coins and bullion as an investment because it assures customers that their investment in the products offered by JMB, Goldline, and SGB will be liquid and can be monetized if the customers have a need for cash. JMB, Goldline, and SGB offer to purchase coins and bullion from their customers at prices designed to reflect current market valuations, but also allows JMB, Goldline, and SGB to profit on the resale of the products. There can be no assurance, however, that JMB, Goldline, or SGB will in fact be able to resell product that they purchase at a price that will justify the cost of purchase. In a declining market for precious metal products, JMB, Goldline, and SGB could be burdened with substantial amounts of purchased inventory that they are unable to resell at an economic price, or at all. The suspension or discontinuance of the Direct-to-Consumer Purchase Program because of adverse market conditions could impair the perception among JMB's, Goldline's, and SGB's customers that precious coin and bullion is a safe and attractive investment.

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

Colorado, Virginia, Utah, and Connecticut also passed comprehensive privacy laws, modeled in part after the CCPA, that took effect in 2023. Fifteen other states have passed similar privacy laws that have taken or will take effect between 2024 and 2026, including Florida, Texas, Delaware, Oregon, Tennessee, Iowa, Indiana, New Hampshire, New Jersey, Montana, Kentucky, Maryland, Minnesota, Nebraska, and Rhode Island. These U.S. privacy laws have some provisions and requirements similar to the CCPA. However, preparing to comply with the varying requirements of these laws has already subjected the Company to costs and legal fees and will subject the Company to additional costs and risks as they take effect. For example, these laws may limit the Company’s ability to use Personal Information for advertising purposes, may limit the ways in which the Company may use certain categories of personal information, may require the Company to obtain additional permissions from the consumer, and may require revision of the Company's contracts with service providers with whom the Company shares Personal Information in the course of providing its products and services. These laws may also limit the Company’s ability to process sensitive Personal Information, which includes financial data, account information, identification card numbers, social security numbers, and precise geolocation. The Company will have to update is policies, notices, procedures, and permissions in response to these new privacy laws. The Company may also have to update its advertising practices. Failure to comply with these privacy laws can result in civil penalties ranging from $2,500 to $20,000 per violation.

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

We are dependent on third parties, referred to as lead providers (or lead generators) and marketing affiliates, as a source of new customers for our Direct-to-Consumer segment. Our marketing affiliates place our advertisements on their websites that direct potential customers to our websites. Generally, lead providers operate, and also work with their own marketing affiliates who operate, separate websites to attract prospective customers and then sell those “leads” to online traders and lenders. As a result, the success of our Direct-to-Consumer business depends materially on the willingness and ability of lead providers or marketing affiliates to provide us customer leads at acceptable prices.

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

In the jurisdictions where our Direct-to-Consumer and Secured Lending businesses operate, our advertising and marketing activities and disclosures are subject to regulation under various industry standards, borrower protection laws, and other applicable laws and regulations. As a whole, our advertising and marketing materials have come under increased scrutiny.

There can be no guarantee that we will be able to continue advertising and marketing our business units in a manner we consider effective. Any inability to do so could have a material adverse effect on our business.

Risks Relating to Our Common Stock

We may not continue to pay any dividends in the future.

A-Mark’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The initial quarterly cash dividend under the policy was paid on October 24, 2022 to stockholders of record as of October 10, 2022. The most recent cash dividend under the policy was paid on July 31, 2024 to stockholders of record as of July 18, 2024. The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

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

Members of our board and management beneficially own approximately 22% of our outstanding common stock. Acting together in their capacity as stockholders, the board members and management could exert substantial influence over matters on which a stockholder vote is required, such as the approval of business combination transactions. Also because of the size of their beneficial ownership, the board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on stockholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public stockholders to influence the affairs of the Company.

Risk Factors of General Applicability

New rules have recently become effective that will require the Company to provide disclosures regarding cybersecurity management and events.

The SEC recently changed its disclosure requirements regarding cybersecurity risk management, strategy, governance and incident reporting. While the Company believes it has robust cybersecurity risk management procedures for addressing cybersecurity events, the new rules may increase the costs of cybersecurity protection and require disclosure of cybersecurity events that the Company might not otherwise deem to be material. The new rules require companies to investigate all cybersecurity incidents without unreasonable delay, determine their level of materiality, and report specific details about any material cybersecurity incidents in a separate filing within four business days. The new rules also require additional information in annual disclosures regarding the Company’s cybersecurity risk management and reporting processes, as well as the cybersecurity expertise of relevant Company personnel and third-party service providers or auditors.

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

In addition to matters discussed above, we are subject to various laws, and regulations, both domestic and foreign, as well as responsible business, social and environmental practices, which may change from time to time. Failure to comply with applicable laws and regulations or to implement responsible business practices could subject us to damage to our reputation, lawsuits, criminal exposure, or increased cost of regulatory compliance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of information security practices designed to protect the confidentiality, integrity, and availability of company information and the personal information that we process. Cybersecurity risk management is an integral part of our overall enterprise risk management efforts. We manage cybersecurity risks using a framework based on applicable regulations, industry standards and recognized best practices. Through this framework, we devote significant resources to identifying, monitoring, assessing and responding to cybersecurity threats and incidents, including those associated with our use of third-party software, applications, services, and cloud infrastructure.

Our Cybersecurity Program includes multiple policies, procedures, and other components designed to identify, analyze, and respond to cybersecurity risks, including reliance on a layered system of preventative and detective technologies and controls designed to detect, mitigate, and contain cybersecurity threats. As part of our Cybersecurity Program, we maintain a Written Information Security Plan that outline internal controls and procedures designed to protect our information systems. Our Cybersecurity Program contains a comprehensive suite of cybersecurity policies that are commensurate with companies in our industry of similar size and sophistication, and these policies are also informed by the sensitivity of our data processing activities. Our Cybersecurity Program also includes policies and procedures designed to ensure adequate business continuity, disaster recovery, and incident response. We also have access through our insurer to computer forensics firms and specialized legal counsel in case of a cybersecurity incident. While we maintain cybersecurity insurance to assist in the cost of recovery from a cybersecurity incident, such coverage may not be sufficient to cover all costs resulting from such incidents.

We leverage qualified third-party consultants, advisors, counsel, and other experts to inform, audit, and update our Cybersecurity Program throughout each year. We engage security assessors to identify vulnerabilities through both internal and external penetration tests and to perform cybersecurity maturity assessments. We perform risk assessments annually, or more frequently if circumstances require, using both internal and external resources. We may also be subject to examinations by applicable regulators. We conduct annual cybersecurity training for employees to enhance awareness of how to detect and respond to cybersecurity threats, as well as periodic phishing training and testing campaigns. We also conduct table-top exercises annually to simulate a response to a cybersecurity incident.

Our designated IT team members monitor cybersecurity threats in real time for the Company at the enterprise level, with the assistance of third-party threat detection and monitoring software. Cybersecurity threats at the subsidiary level are also monitored in real time by experienced IT professionals at those subsidiaries, including our Vice President of Digital and Technology at JM Bullion. These individuals report cybersecurity incidents immediately to our Chief Information Officer (CIO), who in turn follows approved reporting protocols, as more fully described below.

Our Cybersecurity Compliance and Disclosure Committee (CCDC), which is further described below, is chaired by our CIO and includes the General Counsel of A-Mark and other representatives from the Company and our subsidiaries, including top-level management, to ensure enterprise-wide implementation and consistent application of the Company’s data security policies and procedures. The CCDC regularly enlists subject matter experts to assist where necessary.

We also maintain a formal Vendor Management Program that provides oversight of cybersecurity risks related to our vendor and supplier relationships. During vendor onboarding, we perform risk-based due diligence on these third-parties, with heightened requirements for vendors that have access to confidential or personal information or that require access to our information systems. This Vendor Management Program includes specific cybersecurity requirements for our vendors, as well as ongoing monitoring, assessment, and contract review. Members of the CCDC are involved in and review the Vendor Management Program at least annually.

To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, the sophistication of and risks from cybersecurity threats and incidents continue to increase, and the preventative actions that we have taken and continue to take to reduce the risk of cybersecurity threats and incidents may not successfully protect against all cybersecurity threats and incidents. For more information on the risks that we face from cybersecurity threats, see “Risk Factors – Risk Factors of General Applicability—New rules have recently become effective that will require the Company to provide disclosures regarding cybersecurity management and events.” in Part 1, Item 1A of this report.

Cybersecurity Governance

The Board has overall responsibility for risk oversight and has delegated oversight of our Cybersecurity Program, including enterprise-wide risk assessment and management, to the CCDC. The CCDC’s charter requires it to monitor Company efforts to prevent, detect, mitigate, and remediate cybersecurity incidents, and to comply with cybersecurity laws and regulations. The CCDC oversees and approves all Company policies and procedures related to cybersecurity. The CCDC also ensures that significant cybersecurity issues or concerns are reported to the Board and A-Mark’s CEO, and disclosed to the public, individuals, or regulators where required by law.

The CCDC directly oversees information technology and information security risks through regular meetings, reports from management on information technology, cybersecurity, and related risk assessments, and incidents disclosed by third-party service providers as applicable. If a cybersecurity threat is identified, our Vice President of IT or other reporting individuals will immediately inform our IT service desk and notify our CIO. Once the threat has been analyzed, our CIO will inform our General Counsel of any security incidents. The General Counsel will report on the incident, as appropriate, to the CCDC, our CEO, President and CFO, and to the Board, either at the next scheduled meeting or on a current basis, depending on the severity of the incident.

The CCDC reports at least quarterly to the Board and A-Mark’s CEO on the following topics, among possible others: our current risk posture and threat landscape; new material cybersecurity threats and high-risk exposures; risk mitigations and controls; incident response readiness; and updates to cybersecurity policies and procedures. The CCDC is also authorized and directed to report to the Board and A-Mark’s CEO promptly in the event of a significant cybersecurity incident, as appropriate.

A-Mark’s Chief Information Officer (CIO) chairs the CCDC. Our CIO brings over 14 years of IT experience to A-Mark. Since joining A-Mark in 2019, he has been pivotal in enhancing our data privacy compliance program, significantly strengthening our data protection and privacy measures, particularly ensuring protection of sensitive data. The co-vice chairs of the CCDC are A-Mark’s Vice President of IT and JM Bullion’s Vice President of Digital and Technology. Our Vice President of IT has over 25 years of experience in IT working in various industries including ecommerce, health care, and financial industries focusing on IT operations, cybersecurity and compliance. Since joining the company in 2014, he has been instrumental in the creation and growth of our cybersecurity program. Our Vice President of Digital and Technology at JM Bullion has comprehensive experience in the cybersecurity field. He successfully established a 24/7 security operation center (SOC) to continuously detect and respond to security incidents, as well as implemented various advanced services to proactively detect vulnerabilities on potential attack surfaces with high accuracy spanning across assets, applications, data, endpoints and network. He also centralized the workforce identity and access management (IAM) of the various systems for improved administration and control at the subsidiary level. He joined JM Bullion in 2015 and has served in his current role as Vice President of Digital and Technology since 2021.

Other members of the CCDC include top executives and management from the Company and its subsidiaries, including A-Mark’s General Counsel, President, Chief Financial Officer, Chief Operating Officer, Senior Director of Financial Reporting, Director of Internal Audit, and Director of Enterprise Development and Administration, as well as JM Bullion’s President and Chief Executive Officer and its Chief Financial Officer. Finally, the CCDC is assisted by an external compliance consultant with over twenty years of IT experience, and A-Mark’s outside legal counsel for privacy and data security.

ITEM 2. PROPERTIES

As of June 30, 2024, the Company owned or leased properties as described below:

Location	General Use of Facility	Square Footage	Ownership	Lease-term Expiration
Wholesale Sales and Ancillary Services Segment
El Segundo, California (1)	Corporate headquarters, trading desk, secured lending, marketing, and back-office operations	9,000	Leased	March-2026
Las Vegas, Nevada	Storage and fulfillment logistics operations	24,743	Leased	April-2030
Winchester, Indiana	Minting operations	17,000	Owned	not applicable
Winchester, Indiana	Minting operations	5,000	Owned	not applicable
Winchester, Indiana	Fabrication facility	17,000	Leased	May-2025
Carson City, Nevada	Die-cutting and engraving facility	2,000	Leased	June-2025
Vienna, Austria	International marketing support operations	248	Leased	every three months
Hong Kong	Regional headquarters and back-office operations	4,599	Leased	June-2026
Hong Kong	Numismatics showroom	3,500	Leased	January-2026

Direct-to-Consumer Segment
Los Angeles, California	Corporate office and support center	11,468	Leased	January-2028
Dallas, Texas	Corporate office and support center	3,093	Leased	December-2024
Dallas, Texas	Corporate office and support center	10,586	Leased	November-2028
Irving, Texas	Distribution hub	24,640	Leased	April-2031
Calgary, Canada	Corporate office and support center	22,650	Leased	August-2028
Calgary, Canada	Corporate office and support center	4,176	Leased	August-2025

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

A-Mark's shares of common stock are traded on the NASDAQ Global Select Market under the symbol "AMRK". As of September 6, 2024, there were 104 registered stockholders of record of our common stock.

Stock Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on shares of A-Mark common stock against the cumulative total return of (i) the Nasdaq Composite Index and (ii) a group of companies that are in lines of business reasonably comparable to A-Mark's businesses ("peer companies") for the five-year period from June 30, 2019 to June 30, 2024. The graph assumes that $100 was invested on June 30, 2019 in our common stock, in the Nasdaq Composite Index companies and in the peer group companies (on a market-capitalization-weighted basis), and that all dividends were reinvested in the same class of stock.

Below are the companies which comprise the peer group in the graph above, in the indicated lines of business:

Alternative Brokerage Firms	Alternative Financial Services	E-Commerce
BGC Group, Inc. (BGC)	Enova International, Inc. (ENVA)	Carvana Co. (CVNA)
IG Group Holdings plc (IGG.L)	EZCORP, Inc. (EZPW)	Stitch Fix, Inc. (SFIX)
StoneX Group Inc. (SNEX)	FirstCash Holdings, Inc. (FCFS)	The Lovesac Company (LOVE)
Swissquote Group Holding Ltd (SQN.SW)	Regional Management Corp. (RM)	Liquidity Services, Inc. (LQDT)
B. Riley Financial, Inc. (RILY)	World Acceptance Corporation (WRLD)	Beyond, Inc. (BYON)
Oppenheimer Holdings Inc. (OPY)	GreenDot Corporation (GDOT)	PC Connection, Inc. (CNXN)

Dividend Policy

The Company's board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). While we currently intend to continue paying quarterly dividends, any future determination regarding the payment of dividends will be subject to the discretion of our board of directors and will be dependent on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

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

In fiscal 2024, the Company paid the following dividends:

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
•
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
•
On April 4, 2024, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on April 16, 2024. The dividend was paid on April 29, 2024 and totaled $4.6 million.

See Note 20 to the Company’s consolidated financial statements for more information regarding our dividends.

Equity Compensation Plan Information

The following table provides information as of June 30, 2024 with respect to the shares of our common stock that may be issued under existing equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and restricted stock units	(b) Weighted-average exercise price of outstanding options, warrants, and restricted stock units		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,261,794	$6.52	(1)	1,692,891	(2)
Equity compensation plans not approved by security holders	—	—		—
	1,261,794	$6.52	(1)	1,692,891	(2)

(1)
The weighted-average exercise prices are calculated including the restricted stock units ("RSUs") as rights to acquire shares with an exercise price assumed to be zero. The weighted-average exercise price of stock options for all outstanding stock options excluding RSUs was $7.10.
(2)
Represents shares that are available for future issuance under the Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan"). All of the 2014 Plan shares that are available for future issuance include the following award types: stock options, stock appreciation rights, restricted stock units, restricted stock, and other "full-value" awards.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of June 30, 2024, 1,151,491 shares had been repurchased and 848,509 shares remain authorized for repurchase under the program.

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

We did not repurchase any shares during the quarter ended June 30, 2024.

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

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and related notes to aid in the understanding of our results of operations and financial condition. We have omitted discussion of our fiscal year 2022 results where it would be redundant to the discussion previously included in Item 7 of our fiscal year 2023 Annual Report on Form 10-K. Our discussion is organized as follows:

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

•
Segment results of operations. This section provides an analysis of our results of operations presented for our three segments:
o
Wholesale Sales & Ancillary Services,
o
Direct-to-Consumer, and
o
Secured Lending

comparing results for the periods presented.

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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of June 30, 2024, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
•
Critical accounting policies and estimates. This section discusses critical accounting policies that are considered both important to our financial condition and results of operations and require management to make significant judgment and estimates. All of our significant accounting policies, including the critical accounting policies, are summarized in Note 2 to the Company’s consolidated financial statements.
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

Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the “Silver Towne Mint"), and AM/LPM Ventures, LLC, which we formed in February 2024 to acquire LPM Group Limited ("LPM").

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in approximately 2,100 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, a numismatics showroom in Hong Kong, and a trading center in El Segundo, California. The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to Wholesale Sales activity, A-Mark offers its customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint, and it also purchases product from other sovereign mints, for sale to its customers.

Through its wholly-owned subsidiary AMTAG, the Company promotes its products and services to certain international markets. Through our wholly-owned subsidiary TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors, and collectors around the world.

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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”), and through its investment in Silver Gold Bull, Inc. ("SGB"). JMB currently has six wholly-owned subsidiaries: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline owns 100% of AMIP, LLC ("AMIP"). SGB and Goldline each have a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals and references to Goldline may include AMIP and PMPP.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites. JMB owns and operates numerous websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, CyberMetals.com, GoldPrice.org, SilverPrice.org, BGASC.com, BullionMax.com, and Gold.com.

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

PMPP was formed in fiscal 2019 pursuant to terms of a joint venture agreement between Goldline and SGB, for the purpose of purchasing precious metals from the partners' retail customers, and then reselling the acquired products back to affiliates of the partners. PMPP commenced operations in fiscal 2020.

In 2014, the Company acquired its initial ownership interest in SGB, a leading e-commerce precious metals retailer in Canada, increasing its ownership to 55.4% in June 2024. Our investment in SGB expands our direct-to-consumer footprint in the international market. SGB's financial results and performance metrics have been included in our consolidated financial results from June 21, 2024, the date we obtained a controlling ownership interest in SGB, and SGB became a consolidated subsidiary of the Company. Through its website, SilverGoldBull.com, SGB offers a variety of products from gold, silver, platinum, and palladium bars, coins and rounds, as well as certified coins from mints around the world.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC, including its wholly-owned subsidiary, CFC Alternative Investments (“CAI”) (collectively “CFC”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2024, CFC had approximately $113.1 million in secured loans outstanding, of which approximately 14.6% were acquired from third parties (some of which may be customers of A-Mark) and approximately 85.4% were originated by CFC.

CAI is a holding company that has an equity method interest in Collectible Card Partners, LLC (“CCP”). CCP originates commercial loans secured by graded sports cards. CCP commenced operations in fiscal 2022.

AM Capital Funding, LLC (“AMCF”), previously a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued and administered Secured Senior Term Notes: Series 2018-1, Class A, with an aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively referred to as the "AMCF Notes"). The AMCF Notes were repaid in full in December 2023. AMCF was dissolved in June 2024. See Note 15 to the Company’s consolidated financial statements for additional information.

Our Strategy

The Company was formed in 1965 and has grown into a significant participant in the bullion and coin markets, with $9.7 billion in revenues for fiscal year 2024. We have remained active in seeking investment opportunities to strategically enhance our business, and also continue to focus on growth in the volume of our business, our geographic presence, and the scope of complementary products, services, and technological tools that we offer to our customers. In doing so, we seek to leverage off the strengths of our existing integrated operations, which span trading, distribution, logistics, minting, storage, hedging, financing, and consignment products and services, including:

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

Our Customers

Our customers include financial institutions, bullion retailers, industrial manufacturers and fabricators, sovereign mints, refiners, coin and metal dealers, investors, collectors, and e-commerce and other retail customers. The Company makes a two-way market in its wholesale operations, which results in many customers also operating as our suppliers in that segment. This diverse base of wholesale customers purchases a variety of products from the Company in a multitude of grades, primarily in the form of coins and bars. Our Direct-to-Consumer segment sells to (and, through JMB and PMPP, buys from) retail customers, with JMB and SGB focusing on e-commerce operations and Goldline marketing through various traditional and e-commerce channels to the investor community. The Direct-to-Consumer segment offers these customers a variety of gold, silver, copper, platinum, and palladium products.

Factors Affecting Revenues, Gross Profit, Interest Income, and Interest Expense

Set forth below are the key factors affecting the Company’s revenues, gross profit, interest income, and interest expense. These factors may be attributable to both the Company’s ongoing business activities as well as from Company acquisitions.

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

Performance Metrics

In addition to financial statement indicators, management also utilizes key operational metrics to assess the performance of our business. SGB's performance metrics have been included in our consolidated financial results from June 21, 2024, the date we obtained a controlling ownership interest in SGB, and SGB became a consolidated subsidiary of the Company.

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

Direct-to-Consumer Customers. We are focused on attracting new customers and retaining existing customers to drive revenue growth. We use the following three metrics as revenue growth indicators when assessing our customer base:

•
New Direct-to-Consumer Customers means the number of customers that have registered or set up a new account, made a purchase for the first time during the period, or acquired through investment activity.
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

Direct-to-Consumer Ticket Volume. Ticket volume for the Direct-to-Consumer segment measures the number of product orders processed during the period. In periods of higher volatility, there is generally increased consumer demand for our products, resulting in higher business volume. We use the following three metrics indicators when assessing our ticket volume:

•
Ticket Volume from New Direct-to-Consumer Customers means the number of product orders from new customers (refer to the definition of new customers above) processed by JMB, Goldline, SGB, and PMPP during the period.
•
Ticket Volume from Pre-existing Direct-to-Consumer Customers means the number of product orders from pre-existing customers, processed by JMB, Goldline, SGB, and PMPP during the period.
•
Total Ticket Volume from Direct-to-Consumer Customers means the aggregate number of product orders processed by JMB, Goldline, SGB, and PMPP during the period.

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

RESULTS OF OPERATIONS

Overview of Results of Operations

Consolidated Results of Operations for the Years Ended June 30, 2024 and 2023

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$9,699,039	100.000%	$9,286,561	100.000%	$412,478	4.4%
Gross profit	173,255	1.786%	294,669	3.173%	$(121,414)	(41.2%)
Selling, general, and administrative expenses	(89,800)	(0.926%)	(85,282)	(0.918%)	$4,518	5.3%
Depreciation and amortization expense	(11,397)	(0.118%)	(12,525)	(0.135%)	$(1,128)	(9.0%)
Interest income	27,168	0.280%	22,231	0.239%	$4,937	22.2%
Interest expense	(39,531)	(0.408%)	(31,528)	(0.340%)	$8,003	25.4%
Earnings from equity method investments	4,044	0.042%	12,576	0.135%	$(8,532)	(67.8%)
Other income, net	2,071	0.021%	2,663	0.029%	$(592)	(22.2%)
Remeasurement gain on pre-existing equity interest	16,669	0.172%	—	—%	$16,669	—%
Unrealized gains on foreign exchange	299	0.003%	366	0.004%	$(67)	(18.3%)
Net income before provision for income taxes	82,778	0.853%	203,170	2.188%	$(120,392)	(59.3%)
Income tax expense	(13,745)	(0.142%)	(46,401)	(0.500%)	$(32,656)	(70.4%)
Net income	69,033	0.712%	156,769	1.688%	$(87,736)	(56.0%)
Net income attributable to noncontrolling interests	487	0.005%	409	0.004%	$78	19.1%
Net income attributable to the Company	$68,546	0.707%	$156,360	1.684%	$(87,814)	(56.2%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$2.97		$6.68		$(3.71)	(55.5%)
Diluted	$2.84		$6.34		$(3.50)	(55.2%)

Performance Metrics:(1)
Gold ounces sold(2)	1,839,000		2,667,000		(828,000)	(31.0%)
Silver ounces sold(3)	108,096,000		156,233,000		(48,137,000)	(30.8%)
Inventory turnover ratio(4)	9.2		10.5		(1.3)	(12.4%)
Number of secured loans at period end(5)	588		882		(294)	(33.3%)

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
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$9,699,039	100.000%	$9,286,561	100.000%	$412,478	4.4%
Performance Metrics
Gold ounces sold	1,839,000		2,667,000		(828,000)	(31.0%)
Silver ounces sold	108,096,000		156,233,000		(48,137,000)	(30.8%)

Revenues for the year ended June 30, 2024 increased $412.5 million, or 4.4%, to $9.699 billion from $9.287 billion in 2023. Excluding an increase of $1.561 billion of forward sales, our revenues decreased $1.148 billion, or 16.7%, which was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver.

Gold ounces sold for the year ended June 30, 2024 decreased 828,000 ounces, or 31.0%, to 1,839,000 ounces from 2,667,000 ounces in 2023. Silver ounces sold for the year ended June 30, 2024 decreased 48,137,000 ounces, or 30.8%, to 108,096,000 ounces from 156,233,000 ounces in 2023. On average, the selling prices for gold increased by 11.4% and selling prices for silver increased by 11.0% during the year ended June 30, 2024 as compared to the prior year.

JMB's revenue represented 13.6% and 19.4% of the Company's consolidated revenue for the years ended June 30, 2024 and 2023, respectively.

Gross Profit

in thousands, except performance metric
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$173,255	1.786%	$294,669	3.173%	$(121,414)	(41.2%)
Performance Metric
Inventory turnover ratio	9.2		10.5		(1.3)	(12.4%)

Gross profit for the year ended June 30, 2024 decreased $121.4 million, or 41.2%, to $173.3 million from $294.7 million in 2023. The overall gross profit decrease was due to lower gross profits earned from both the Wholesale Sales & Ancillary Services and Direct-to-Consumer segments.

The Company’s overall gross margin percentage for the year ended June 30, 2024 decreased by 138.7 basis points to 1.786% from 3.173% in 2023. Excluding an increase of $1.561 billion of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the year ended June 30, 2024 decreased by 126.2 basis points to 3.029% from 4.291%, which was primarily due to lower premium spreads, partially offset by higher trading profits. JMB’s retail market activity represented 40.6% and 48.5%, respectively, of the Company’s consolidated gross profit for the years ended June 30, 2024 and 2023.

Our inventory turnover ratio for the year ended June 30, 2024 decreased by 12.4% to 9.2 from 10.5 in 2023. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances held under product financing arrangements, partially offset by higher forward sales.

Selling, General, and Administrative Expense

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(89,800)	(0.926%)	$(85,282)	(0.918%)	$4,518	5.3%

Selling, general, and administrative expenses for the year ended June 30, 2024 increased $4.5 million, or 5.3%, to $89.8 million from $85.3 million in 2023. The change was primarily due to: (i) an increase in consulting and professional fees of $5.3 million and (ii) an increase in information technology costs of $1.0 million, partially offset by (iii) a decrease in insurance costs of $0.9 million, (iv) a decrease in compensation expense (including performance-based accruals) of $0.7 million, and (v) a decrease in advertising costs of $0.7 million.

Depreciation and Amortization Expense

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(11,397)	(0.118%)	$(12,525)	(0.135%)	$(1,128)	(9.0%)

Depreciation and amortization expense for the year ended June 30, 2024 decreased $1.1 million, or 9.0%, to $11.4 million from $12.5 million in 2023 primarily due to (i) a $2.2 million decrease in JMB’s intangible asset amortization expense, partially offset by (ii) a $0.6 million increase in depreciation expense related to our property, plant and equipment and (iii) $0.5 million of amortization expense relating to intangible assets acquired through our acquisition of LPM and acquisition of a controlling interest in SGB.

Interest Income

in thousands, except performance metric
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$27,168	0.280%	$22,231	0.239%	$4,937	22.2%
Performance Metric
Number of secured loans at period-end	588		882		(294)	(33.3%)

Interest income for the year ended June 30, 2024 increased $4.9 million, or 22.2%, to $27.2 million from $22.2 million in 2023. The aggregate increase in interest income was primarily due to an increase in other finance product income of $3.2 million and an increase in interest income earned by our Secured Lending segment of $1.7 million.

The interest income from our Secured Lending segment increased by $1.7 million, or 17.8%, compared with the prior year period. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to an increase in interest rates and higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 33.3% to 588 as of June 30, 2024, from 882 as of June 30, 2023.

Interest Expense

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(39,531)	(0.408%)	$(31,528)	(0.340%)	$8,003	25.4%

Interest expense for the year ended June 30, 2024 increased $8.0 million, or 25.4%, to $39.5 million from $31.5 million in 2023. The increase in interest expense was primarily driven by each of the following components: (i) an increase of $8.4 million associated with our Trading Credit Facility due to an increase in interest rates as well as increased borrowings and (ii) an increase of $3.0 million related to product financing arrangements, partially offset by (iii) a decrease of $3.2 million related to the AMCF Notes (including amortization of debt issuance costs) due to the repayment in December 2023 and (iv) a $0.5 million decrease in loan servicing fees.

Earnings from Equity Method Investments

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$4,044	0.042%	$12,576	0.135%	$(8,532)	(67.8%)

Earnings from equity method investments for the year ended June 30, 2024 decreased $8.5 million, or 67.8%, to $4.0 million from $12.6 million in 2023 due to decreased earnings of our equity method investees.

Other Income, Net

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$2,071	0.021%	$2,663	0.029%	$(592)	(22.2%)

Other income, net for the year ended June 30, 2024 decreased $0.6 million, or 22.2%, to $2.1 million from $2.7 million in 2023. The decrease in other income, net was not significant.

Remeasurement Gain on Pre-Existing Equity Interest

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Remeasurement gain on pre-existing equity interest	$16,669	0.172%	$—	—%	$16,669	—%

The remeasurement gain on pre-existing equity interest was recognized in connection with the acquisition of a controlling interest in SGB in June 2024. The Company’s estimated fair value of its 47.4% pre-existing equity interest in SGB was determined to be approximately $56.8 million at the acquisition date. Based on the total consideration paid of $128.8 million, as well as adjustments to our option to acquire additional equity interest in SGB and the derecognition of our cumulative translation balances related to SGB, the remeasurement resulted in a gain of $16.7 million. For additional information about our most recent acquisition see Note 1 to the Company’s consolidated financial statements.

Income Tax Expense

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(13,745)	(0.142%)	$(46,401)	(0.500%)	$(32,656)	(70.4%)

Our income tax expense was $13.7 million and $46.4 million for the years ended June 30, 2024 and 2023, respectively. Our effective tax rate was approximately 16.6% and 22.8% for the years ended June 30, 2024 and 2023, respectively. For the year ended June 30, 2024, our effective tax rate differed from the federal statutory rate primarily due to a one-time adjustment related to the SGB step acquisition, the excess tax benefit from share-based compensation, foreign derived intangible income special deduction and partially offset by state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures. For the year ended June 30, 2023, our effective tax rate differed from the federal statutory rate primarily due to the excess tax benefit from share-based compensation, foreign derived intangible income special deduction, offset by state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

SEGMENT RESULTS OF OPERATIONS

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending.

Results of Operations — Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), A-M Global Logistics, LLC ("Logistics"), AM&ST Associates, LLC ("AMST" or "Silver Towne" or the "Mint"), and AM/LPM Ventures, LLC, which we formed in February 2024 to acquire LPM Group Limited ("LPM"). The Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments.

Overview of Results of Operations for the Years Ended June 30, 2024 and 2023

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Year Ended June 30,	2024				2023				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$8,247,370	(a)	100.000%		$7,289,139	(b)	100.000%		$958,231	13.1%
Gross profit	90,209		1.094%	(c)	125,678		1.724%	(d)	$(35,469)	(28.2%)
Selling, general, and administrative expenses	(45,968)		(0.557%)		(40,181)		(0.551%)		$5,787	14.4%
Depreciation and amortization expense	(1,860)		(0.023%)		(970)		(0.013%)		$890	91.8%
Interest income	15,730		0.191%		12,523		0.172%		$3,207	25.6%
Interest expense	(28,252)		(0.343%)		(19,660)		(0.270%)		$8,592	43.7%
Earnings from equity method investments	3,998		0.048%		12,575		0.173%		$(8,577)	(68.2%)
Other income, net	1,064		0.013%		161		0.002%		$903	560.9%
Remeasurement gain on pre-existing equity interest	16,669		0.202%		—		—%		$16,669	—%
Unrealized gains on foreign exchange	261		0.003%		366		0.005%		$(105)	(28.7%)
Net income before provision for income taxes	$51,851		0.629%		$90,492		1.241%		$(38,641)	(42.7%)

Performance Metrics:
Gold ounces sold(1)	1,385,000				2,038,000				(653,000)	(32.0%)
Silver ounces sold(2)	94,877,000				132,582,000				(37,705,000)	(28.4%)
Wholesale Sales ticket volume(3)	104,833				101,488				3,345	3.3%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.006 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $9.253 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.464 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $8.754 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.916% for the period.
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
Year Ended June 30,	2024			2023			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$8,247,370	(a)	100.000%	$7,289,139	(b)	100.000%	$958,231	13.1%
Performance Metrics
Gold ounces sold	1,385,000			2,038,000			(653,000)	(32.0%)
Silver ounces sold	94,877,000			132,582,000			(37,705,000)	(28.4%)
Wholesale Sales ticket volume	104,833			101,488			3,345	3.3%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.006 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $9.253 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.464 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $8.754 billion.

Revenues for the year ended June 30, 2024 increased $958.2 million, or 13.1%, to $8.247 billion from $7.289 billion in 2023. Excluding an increase in forward sales of $1.561 billion, our revenues decreased $602.6 million, which was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver.

Gold ounces sold for the year ended June 30, 2024 decreased 653,000 ounces, or 32.0%, to 1,385,000 ounces from 2,038,000 ounces in 2023. Silver ounces sold for the year ended June 30, 2024 decreased 37,705,000 ounces, or 28.4%, to 94,877,000 ounces from 132,582,000 ounces in 2023. On average, the selling prices for gold increased by 11.6% and selling prices for silver increased by 11.6% during the year ended June 30, 2024 as compared to the prior year.

The Wholesale Sales ticket volume for the year ended June 30, 2024 increased by 3,345 tickets, or 3.3% to 104,833 tickets from 101,488 tickets in 2023.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2024			2023			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$90,209	1.094%	(c)	$125,678	1.724%	(d)	$(35,469)	(28.2%)

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.916% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.449% for the period.

Gross profit for the year ended June 30, 2024 decreased $35.5 million, or 28.2%, to $90.2 million from $125.7 million in 2023. The gross profit decrease was primarily due to lower premium spreads, partially offset by higher trading profits.

This segment’s profit margin percentage decreased by 63.0 basis points to 1.094% from 1.724% in 2023. The decrease in gross margin percentage was mainly attributable to the impact of increased forward sales and lower premium spreads, partially offset by higher trading profits.

Excluding an increase of $1.561 billion of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the year ended June 30, 2024 decreased by 46.7 basis points to 2.114% from 2.581% in the prior year. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General, and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(45,968)	(0.557%)	$(40,181)	(0.551%)	$5,787	14.4%
Selling, general, and administrative expenses for the year ended June 30, 2024 increased $5.8 million, or 14.4%, to $46.0 million from $40.2 million in 2023. The change was primarily due to: (i) an increase in consulting and professional fees of $5.7 million, (ii) an increase in advertising costs of $0.8 million, and (iii) an increase in information technology costs of $0.4 million, partially offset by (iv) a decrease in insurance costs of $1.0 million.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$15,730	0.191%	$12,523	0.172%	$3,207	25.6%

Interest income for the year ended June 30, 2024 increased $3.2 million, or 25.6%, to $15.7 million from $12.5 million in 2023. The overall increase was primarily due to (i) an increase in interest earned from repurchase arrangements with customers of $2.3 million, (ii) a $0.4 million increase in interest income earned from spot deferred trade orders, and (iii) a $0.4 million increase in interest and fees earned related to margin orders.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(28,252)	(0.343%)	$(19,660)	(0.270%)	$8,592	43.7%

Interest expense for the year ended June 30, 2024 increased $8.6 million, or 43.7%, to $28.3 million from $19.7 million in 2023. The overall increase was primarily due to (i) an increase of $5.0 million in connection with our Trading Credit Facility due to an increase in interest rates as well as increased borrowings, (ii) higher interest and fees from product financing arrangements of $3.0 million, and (iii) an increase in inter-segment eliminations related to JMB’s product financing activity with A-Mark of $1.3 million, partially offset by (iv) a decrease of $0.8 million related to the AMCF Notes (including amortization of debt issuance costs) due to the repayment in December 2023.

Earnings from Equity Method Investments — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$3,998	0.048%	$12,575	0.173%	$(8,577)	(68.2%)

Earnings from equity method investments for the year ended June 30, 2024 decreased $8.6 million, or 68.2%, to $4.0 million from $12.6 million in 2023 due to decreased earnings of our equity method investees.

Other Income, Net — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$1,064	0.013%	$161	0.002%	$903	560.9%

Other income, net for the year ended June 30, 2024 increased by $0.9 million primarily due to an increase in gains on other investments of $0.6 million as well as an increase in gains related to fair value adjustments to our acquisition-related contingent consideration liability of $0.4 million.

Remeasurement Gain on Pre-Existing Equity Interest - Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Remeasurement gain on pre-existing equity interest	$16,669	0.202%	$—	—%	$16,669	—%

The remeasurement gain on pre-existing equity interest was recognized in connection with the acquisition of a controlling interest in SGB in June 2024. The Company’s estimated fair value of its 47.4% pre-existing equity interest in SGB was determined to be approximately $56.8 million at the acquisition date. Based on the total consideration paid of $128.8 million, as well as adjustments to our option to acquire additional equity interest in SGB and the derecognition of our cumulative translation balances related to SGB, the remeasurement resulted in a gain of $16.7 million. For additional information about our most recent acquisition see Note 1 to the Company’s consolidated financial statements.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through our wholly-owned subsidiaries: JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), through our investment in Silver Gold Bull, Inc. ("SGB"), and through our subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").

Overview of Results of Operations for the Years Ended June 30, 2024 and 2023

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Year Ended June 30,	2024				2023				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$1,451,669	(a)	100.000%		$1,997,422	(b)	100.000%		$(545,753)	(27.3%)
Gross profit	83,046		5.721%	(c)	168,991		8.460%	(d)	$(85,945)	(50.9%)
Selling, general, and administrative expenses	(42,456)		(2.925%)		(42,976)		(2.152%)		$(520)	(1.2%)
Depreciation and amortization expense	(9,273)		(0.639%)		(11,204)		(0.561%)		$(1,931)	(17.2%)
Interest income	3		0.000%		—		—%		$3	—%
Interest expense	(2,838)		(0.195%)		(4,098)		(0.205%)		$(1,260)	(30.7%)
Earnings from equity method investments	14		0.001%		—		—%		$14	—%
Other income, net	5		0.000%		142		0.007%		$(137)	(96.5%)
Unrealized gains on foreign exchange	38		0.003%		—		—%		$38	—%
Net income before provision for income taxes	$28,539		1.966%		$110,855		5.550%		$(82,316)	(74.3%)

Performance Metrics:
Gold ounces sold(1)	454,000				629,000				(175,000)	(27.8%)
Silver ounces sold(2)	13,219,000				23,651,000				(10,432,000)	(44.1%)
Number of new customers(3)	718,500				335,300				383,200	114.3%
Number of active customers(4)	483,400				476,300				7,100	1.5%
Number of total customers(5)	3,066,800				2,348,300				718,500	30.6%
DTC ticket volume from new customers(6)	134,021				152,592				(18,571)	(12.2%)
DTC ticket volume from pre-existing customers(7)	479,718				626,248				(146,530)	(23.4%)
DTC total ticket volume(8)	613,739				778,840				(165,101)	(21.2%)
DTC average order value(9)	$2,407				$2,606				$(199)	(7.6%)
JMB average order value(9)	$2,223				$2,390				$(167)	(7.0%)

(a)
Includes $14.3 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $3.5 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Gross profit percentage, excluding inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 5.758% for the period.
(d)
Gross profit percentage, excluding inter-segment company sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment, was 8.468% for the period.
(1)
Gold ounces sold represents the ounces of gold product sold and delivered during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024.
(2)
Silver ounces sold represents the ounces of silver product sold and delivered during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024.
(3)
Number of new customers represents the number of customers that have registered or set up a new account or made a purchase for the first time during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024.
(4)
Number of active customers represents the number of customers that have made a purchase during any month during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024.
(5)
Number of total customers represents the aggregate number of customers that have registered or set up an account or have made a purchase in the past. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024.
(6)
Ticket volume from new customers represents the number of product orders from new customers processed by JMB, Goldline, SGB, and PMPP during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024.
(7)
Ticket volume from pre-existing customers represents the total number of product orders from pre-existing customers processed by JMB, Goldline, SGB, and PMPP during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024.
(8)
Total ticket volume represents the total number of product orders processed by JMB, Goldline, SGB, and PMPP during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024.
(9)
Average Order Value ("AOV") represents the average dollar value of product orders (excluding accumulation program orders) delivered to the customer during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024.

Revenues — Direct-to-Consumer

in thousands, except performance metrics
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$1,451,669	100.000%	$1,997,422	100.000%	$(545,753)	(27.3%)
Performance Metrics:
Gold ounces sold	454,000		629,000		(175,000)	(27.8%)
Silver ounces sold	13,219,000		23,651,000		(10,432,000)	(44.1%)
Number of new customers	718,500		335,300		383,200	114.3%
Number of active customers	483,400		476,300		7,100	1.5%
Number of total customers	3,066,800		2,348,300		718,500	30.6%
DTC ticket volume from new customers	134,021		152,592		(18,571)	(12.2%)
DTC ticket volume from pre-existing customers	479,718		626,248		(146,530)	(23.4%)
DTC total ticket volume	613,739		778,840		(165,101)	(21.2%)
DTC average order value	$2,407		$2,606		$(199)	(7.6%)
JMB average order value	$2,223		$2,390		$(167)	(7.0%)

Revenues for the year ended June 30, 2024 decreased $545.8 million, or 27.3%, to $1.452 billion from $1.997 billion in 2023. The decrease in revenue was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver. For the year ended June 30, 2024, JMB's revenue decreased $487.1 million and revenue of Goldline, SGB and PMPP, in the aggregate, decreased by $58.7 million as compared to the prior year.

Gold ounces sold for the year ended June 30, 2024 decreased 175,000 ounces, or 27.8%, to 454,000 ounces from 629,000 ounces in 2023. Silver ounces sold for the year ended June 30, 2024 decreased 10,432,000 ounces, or 44.1%, to 13,219,000 ounces from 23,651,000 ounces in 2023.

Gold ounces sold by JMB decreased 159,000 ounces for the year ended June 30, 2024 compared to 2023. Gold ounces sold by Goldline, SGB and PMPP, in the aggregate, decreased 16,000 ounces compared to 2023. Silver ounces sold by JMB decreased 9,586,000 ounces for the year ended June 30, 2024 compared to 2023. Silver ounces sold by Goldline, SGB and PMPP, in the aggregate, decreased 846,000 ounces compared to 2023.

On average, selling prices for gold increased by 9.9% and selling prices for silver increased by 10.5% during the year ended June 30, 2024 as compared to the prior year.

The number of new customers for the year ended June 30, 2024 increased 383,200, or 114.3%, to 718,500 from 335,300 in 2023. The number of active customers for the year ended June 30, 2024 increased 7,100, or 1.5% to 483,400 from 476,300 in 2023. The number of total customers as of June 30, 2024 increased 718,500, or 30.6% to 3,066,800 from 2,348,300 as of June 30, 2023. These changes in customer-based metrics were primarily due the acquisition of SGB's 523,000 total customers as of June 30, 2024, as well as JMB's activity.

As of June 30, 2024, the number of total CyberMetals customers was 29,600, and CyberMetals customer assets under management were $7.3 million.

For the year ended June 30, 2024, the Direct-to-Consumer ticket volume related to new customers decreased by 18,571 tickets, or 12.2%, to 134,021 tickets from 152,592 tickets in 2023. For the year ended June 30, 2024, Direct-to-Consumer ticket volume related to pre-existing customers decreased by 146,530 tickets, or 23.4%, to 479,718 tickets from 626,248 tickets in 2023. For the year ended June 30, 2024, the Direct-to-Consumer total ticket volume decreased by 165,101 tickets, or 21.2%, to 613,739 tickets from 778,840 tickets in 2023.

For the year ended June 30, 2024, the Direct-to-Consumer average order value decreased by $199, or 7.6%, to $2,407 from $2,606 in 2023.

Gross Profit — Direct-to-Consumer

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$83,046	5.721%	$168,991	8.460%	$(85,945)	(50.9%)

Gross profit for the year ended June 30, 2024 decreased by $85.9 million, or 50.9%, to $83.0 million from $169.0 million in 2023. The decrease in gross profit was mainly due to a decreased gross profit margin percentage as well as a lower ticket volume during the period.

For the year ended June 30, 2024, the Direct-to-Consumer segment's profit margin percentage decreased by 273.9 basis points to 5.721% from 8.460% in 2023. The decrease in the gross profit margin percentage was primarily due to the lower gross profit percentages of JMB, but also to lower gross profit percentages of Goldline and PMPP.

Selling, General, and Administrative Expense — Direct-to-Consumer

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(42,456)	(2.925%)	$(42,976)	(2.152%)	$(520)	(1.2%)

Selling, general, and administrative expenses for the year ended June 30, 2024 decreased $0.5 million, or 1.2%, to $42.5 million from $43.0 million in 2023. The change in selling, general, and administrative expense was not significant.

Depreciation and Amortization Expense — Direct-to-Consumer

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(9,273)	(0.639%)	$(11,204)	(0.561%)	$(1,931)	(17.2%)

Depreciation and amortization expense for the year ended June 30, 2024, decreased $1.9 million, or 17.2%, to $9.3 million from $11.2 million in 2023 primarily due to a $2.2 million decrease in JMB’s intangible asset amortization expense.

Interest expense — Direct-to-Consumer

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(2,838)	(0.195%)	$(4,098)	(0.205%)	$(1,260)	(30.7%)

Interest expense for the year ended June 30, 2024 decreased $1.3 million to $2.8 million from $4.1 million in 2023. The decrease is related to JMB’s reduced product financing activity with A-Mark.

Results of Operations — Secured Lending Segment

The Company operates its Secured Lending segment through its wholly-owned subsidiaries, Collateral Finance Corporation, LLC ("CFC") and CFC Alternative Investments (“CAI”). AM Capital Funding, LLC (“AMCF”), previously a wholly-owned subsidiary of CFC, was formed for the issuance of certain notes, which were repaid in December 2023. AMCF was dissolved in June 2024.

Overview of Results of Operations for the Years Ended June 30, 2024 and 2023

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Year Ended June 30,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$11,435	100.000%	$9,708	100.000%	$1,727	17.8%
Interest expense	(8,441)	(73.817%)	(7,770)	(80.037%)	$671	8.6%
Selling, general, and administrative expenses	(1,376)	(12.033%)	(2,125)	(21.889%)	$(749)	(35.2%)
Depreciation and amortization expense	(264)	(2.309%)	(351)	(3.616%)	$(87)	(24.8%)
Earnings from equity method investments	32	0.280%	1	0.010%	$31	3,100.0%
Other income, net	1,002	8.763%	2,360	24.310%	$(1,358)	(57.5%)
Net income before provision for income taxes	$2,388	20.883%	$1,823	18.778%	$565	31.0%

Performance Metric:
Number of secured loans at period end(1)	588		882		(294)	(33.3%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Year Ended June 30,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$11,435	100.000%	$9,708	100.000%	$1,727	17.8%
Performance Metric
Number of secured loans at period-end	588		882		(294)	(33.3%)

Interest income for the year ended June 30, 2024 increased $1.7 million, or 17.8%, to $11.4 million from $9.7 million in 2023. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to an increase in interest rates and higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 294, or 33.3% to 588 from 882 as of June 30, 2023.

Interest Expense — Secured Lending

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(8,441)	(73.817%)	$(7,770)	(80.037%)	$671	8.6%

Interest expense for the year ended June 30, 2024 increased $0.7 million, or 8.6%, to $8.4 million from $7.8 million in 2023. The increase in interest expense was primarily due to (i) an increase of $3.4 million associated with our Trading Credit Facility due to an increase in interest rates as well as increased borrowings, partially offset by (ii) a decrease of $2.3 million related to the AMCF Notes (including amortization of debt issuance costs) due to the repayment in December 2023 and (iii) a $0.5 million decrease in loan servicing fees.

Selling, General, and Administrative Expenses — Secured Lending

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(1,376)	(12.033%)	$(2,125)	(21.889%)	$(749)	(35.2%)

Selling, general, and administrative expenses for the year ended June 30, 2024 decreased $0.7 million, or 35.2%, to $1.4 million from $2.1 million in 2023. The change was primarily due to a decrease in consulting and professional fees of $0.3 million and a decrease in compensation expense (including performance-based accruals) of $0.2 million.

Other Income, Net — Secured Lending

in thousands
Year Ended June 30,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Other income, net	$1,002	8.763%	$2,360	24.310%	$(1,358)	(57.5%)

Other income, net for the year ended June 30, 2024 decreased $1.4 million, or 57.5%, to $1.0 million from $2.4 million in 2023 primarily due to lower royalties earned.

NON-GAAP MEASURES

Adjusted net income before provision for income taxes

Overview

In addition to our results determined in accordance with U.S. GAAP, we believe the non-GAAP measure of “adjusted net income before provision for income taxes” is useful in evaluating our operating performance. We use this financial measure to present our pre-tax earnings from core business operations. This measure does not have standardized definitions and is not prepared in accordance with U.S. GAAP. The items excluded from this financial measure may have a material impact on our financial results. Certain of those items are non-recurring, while others are non-cash in nature. Accordingly, this non-GAAP financial performance measure should be considered in addition to, and not as a substitute for or superior to, the comparable measures prepared in accordance with U.S. GAAP.

Reconciliation

We calculate this non-GAAP financial performance measure by eliminating from net income before provision for income taxes the impact of items we do not consider indicative of our core operating performance. We eliminate the impact of the following items: (i) remeasurement gains or losses related to pre-existing equity interests, (ii) contingent consideration fair value adjustments, (iii) acquisition costs, (iv) amortization expenses related to intangible assets acquired, and (v) depreciation expense.

See below for the reconciliation of this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements (in thousands):

Year Ended June 30,	2024	2023	Change
	$	$	$	%
Net income before provision for income taxes	$82,778	$203,170	$(120,392)	(59.3%)
Adjustments:
Remeasurement gain on pre-existing equity interest	(16,669)	—	$16,669	—%
Contingent consideration fair value adjustment	(370)	—	$370	—%
Acquisition costs	3,126	285	$2,841	996.8%
Amortization of acquired intangibles	8,594	10,343	$(1,749)	(16.9%)
Depreciation expense	2,803	2,182	$621	28.5%
Adjusted net income before provision for income taxes (non-GAAP)	$80,262	$215,980	$(135,718)	(62.8%)

Adjustments

Remeasurement gains or losses. When we acquired a controlling interest in SGB in June 2024, we had previously owned a noncontrolling equity interest. We are required to estimate the fair value of our pre-existing equity investment as well as our option to acquire additional equity interests in SGB and record the change in the value as a remeasurement gain or loss in our consolidated statements of income. We exclude these remeasurement gains and losses when we evaluate our on-going operational performance and to facilitate comparison of period-to-period operational performance. For additional information, see Note 1 to the Company’s consolidated financial statements.

Contingent consideration fair value adjustments. Upon our acquisition of LPM, we recognized a contingent consideration liability representing the amount we expect to pay in connection with the achievement of certain EBITDA targets. We remeasure this liability each reporting period, with the resulting changes recorded as other income and expense in the Company’s condensed consolidated statements of income. We exclude these fair value adjustments when we evaluate our core operating performance and to facilitate comparison of period-to-period operating performance. See Note 1 to the Company’s consolidated financial statements for additional information about our acquisition of LPM.

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

Reconciliation

We calculate EBITDA by eliminating from net income the following five items: (i) interest income, (ii) interest expense, (iii) amortization expenses related to intangible assets acquired, (iv) depreciation expense, and (v) income tax expense.

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the consolidated statement of cash flows. Below is the reconciliation of net cash provided by or used in operating activities to EBITDA (in thousands):

Year Ended June 30,	2024	2023	Change
	$	$	$	%
Net income	$69,033	$156,769	$(87,736)	(56.0%)
Adjustments:
Interest income	(27,168)	(22,231)	$4,937	22.2%
Interest expense	39,531	31,528	$8,003	25.4%
Amortization of acquired intangibles	8,594	10,343	$(1,749)	(16.9%)
Depreciation expense	2,803	2,182	$621	28.5%
Income tax expense	13,745	46,401	$(32,656)	(70.4%)
	37,505	68,223	$(30,718)	(45.0%)

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$106,538	$224,992	$(118,454)	(52.6%)

Reconciliation of Operating Cash Flows to EBITDA:
Net cash provided by (used in) operating activities	$60,934	$(30,323)	$91,257	300.9%
Changes in operating working capital	939	193,738	$(192,799)	(99.5%)
Interest expense	39,531	31,528	$8,003	25.4%
Interest income	(27,168)	(22,231)	$4,937	22.2%
Income tax expense	13,745	46,401	$(32,656)	(70.4%)
Dividends and distributions received from equity method investees	(642)	(978)	$(336)	(34.4%)
Earnings from equity method investments	4,044	12,576	$(8,532)	(67.8%)
Remeasurement gain on pre-existing equity interest	16,669	—	$16,669	—%
Share-based compensation	(1,923)	(2,176)	$(253)	(11.6%)
Deferred income taxes	2,690	(1,585)	$4,275	269.7%
Amortization of loan cost	(2,447)	(2,113)	$334	15.8%
Other	166	155	$11	7.1%
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$106,538	$224,992	$(118,454)	(52.6%)

Cash Flow Data:
Net cash provided by (used in) operating activities	$60,934	$(30,323)	$91,257	300.9%
Net cash (used in) provided by investing activities	$(63,597)	$6,839	$(70,436)	(1,029.9%)
Net cash provided by financing activities	$11,981	$25,019	$(13,038)	(52.1%)

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of June 30, 2024, approximately 78.4% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

In addition to selling inventory, the Company generates cash from earning interest income. The Company enters into secured loans and secured financing structures with its customers under which it charges interest. The loans are secured by precious metals and numismatic material, and graded sports cards owned by the borrowers and held by the Company as security for the term of the loan. The Company also offers a number of secured financing options to its customers to finance their precious metals purchases including consignments and other structured inventory finance products. Furthermore, our customers may enter into agreements whereby the customer agrees to repurchase our precious metals at the prevailing spot price for delivery of the product at a specific point in time in the future; interest income is earned from the contract date until the material is delivered and paid for in full.

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

Lines of Credit

in thousands
	June 30, 2024	June 30, 2023	Change
Lines of credit - short term	$—	$235,000	$(235,000)
Lines of credit - long-term	245,000	—	245,000
	$245,000	$235,000	$10,000

Effective December 21, 2021, A-Mark entered into a committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of June 30, 2024, the Trading Credit Facility provided the Company with access up to $422.5 million and has a maturity date of September 20, 2025. The Trading Credit Facility was reclassified to long-term during the three months ended September 30, 2023 due to the elimination of provisions whereby lenders under certain conditions could require repayment of all obligations outstanding under the Trading Credit Facility within 10 days on demand. (See Note 15.)

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	June 30, 2024	June 30, 2023	Change
Notes payable — short-term	$8,367	$95,308	$(86,941)
Notes payable — long-term	3,994	—	3,994
	$12,361	$95,308	$(82,947)

In September 2018, AMCF, previously a wholly-owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "AMCF Notes".) The AMCF Notes were repaid in full in December 2023 and AMCF was dissolved in June 2024.

In April 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026 and may be extended by mutual agreement. As of June 30, 2024 and June 30, 2023 the outstanding principal balance of the CCP Note was $4.0 million and $0.5 million. See Note 14 to the Company’s consolidated financial statements.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. The dividend was paid on September 9, 2024. The dividend paid to the Company from SGB was $7.5 million which was recorded as a dividend receivable to A-Mark from SGB as of June 30, 2024 and has been eliminated upon consolidation. The remaining $8.4 million due to the other shareholders was recorded as a note payable by SGB as of June 30, 2024.

Liabilities on Borrowed Metals

in thousands
	June 30, 2024	June 30, 2023	Change
Liabilities on borrowed metals	$31,993	$21,642	$10,351

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

Product Financing Arrangements

in thousands
	June 30, 2024	June 30, 2023	Change
Product financing arrangements	$517,744	$335,831	$181,913

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

Secured Loans Receivable

in thousands
	June 30, 2024	June 30, 2023	Change
Secured loans receivable	$113,067	$100,620	$12,447

CFC is a California licensed finance lender that makes and acquires commercial loans secured by bullion and numismatic coins, and graded sports cards that affords our customers a convenient means of financing their inventory or collections. See Note 5 to the Company’s consolidated financial statements. Prior to the repayment of the AMCF Notes, AMCF also purchased and held secured loans from CFC to meet its collateral requirements related to the AMCF Notes. See Note 15 to Company’s consolidated financial statements. Most of the Company's secured loans are short-term in nature. The renewal of these secured loans is at the discretion of the Company and, as such, provides us with some flexibility in regard to our capital deployment strategies.

Dividends

The Company’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors. Below is a summary of dividends paid to stockholders in the year ended June 30, 2024.

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
•
On April 4, 2024, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on April 16, 2024. The dividend was paid on April 29, 2024 and totaled $4.6 million.

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

The following summarizes components of our consolidated statements of cash flows (in thousands):

Year Ended	June 30, 2024	June 30, 2023	Change
Net cash provided by (used in) operating activities	$60,934	$(30,323)	$91,257
Net cash (used in) provided by investing activities	$(63,597)	$6,839	$(70,436)
Net cash provided by financing activities	$11,981	$25,019	$(13,038)

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities provided $60.9 million and used $30.3 million in cash for the years ended June 30, 2024 and 2023, respectively, representing a $91.3 million change compared to the year ended June 30, 2023. The period over period change was primarily due to net changes in working capital, which includes inventories, derivative liabilities, deferred revenue and other advances, liabilities on borrowed metals, accounts payable and other payables, precious metals held under financing arrangements, and receivables, net, as well as a decrease in net income adjusted for noncash items, which includes a remeasurement gain of $16.7 million related to our acquisition of a controlling interest in SGB in June 2024.

Net Cash Flows From Investing Activities

Investing activities used $63.6 million and provided $6.8 million in cash for the years ended June 30, 2024 and 2023, respectively, representing a $70.4 million change compared to the year ended June 30, 2023. This period over period change was primarily due to (i) higher outflows of $37.1 million associated with the net originations of secured loans in the current period and (ii) $32.2 million of net cash paid to acquire LPM in February 2024 and SGB in June 2024, (iii) an increase in purchases of intangible assets of $3.5 million, and (iv) a $2.5 million increase in capital expenditures for property, plant and equipment, partially offset by (v) a decrease in purchases of long-term investments of $5.8 million.

Net Cash Flows From Financing Activities

Financing activities provided $12.0 million and provided $25.0 million in cash for the years ended June 30, 2024 and 2023, respectively, representing a $13.0 million change compared to the year ended June 30, 2023. This period over period change was primarily due to (i) the $95.0 million repayment of our AMCF Notes in December 2023, (ii) an increase of $12.5 million cash used to repurchase of our common stock under our share repurchase program, (iii) a decrease in cash provided from our net borrowings and repayments of $10.0 million under our Trading Credit Facility, (iv) an increase in cash paid for dividends of $4.4 million, and (v) an increase in debt issuance costs paid in the current year of $2.8 million primarily related to our Trading Credit Facility. These were partially offset by (i) an increase in cash provided of $104.4 million related to our product financing arrangements, (ii) an increase of $2.9 million on net borrowings on related party notes, (iii) an increase in cash provided of $1.4 million related to the exercise and taxes related to share-based awards, and (iv) a $1.0 million decrease in distributions paid to PMPP's noncontrolling interest holder.

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

The Company’s net gains and losses on derivative instruments totaled gains of $1.7 million and gains of $97.1 million for the years ended June 30, 2024 and 2023, respectively. These were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the consolidated statements of income.

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

	June 30, 2024	June 30, 2023
Inventories	$1,097,144	$981,643
Precious metals held under financing arrangements	22,066	25,530
	1,119,210	1,007,173
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(3,236)	(948)
Premium on metals position	(34,175)	(29,358)
Precious metal value not hedged	(37,411)	(30,306)

Commitments at market:
Open inventory purchase commitments	817,900	921,108
Open inventory sales commitments	(388,184)	(587,392)
Margin sale commitments	(22,316)	(17,682)
In-transit inventory no longer subject to market risk	(21,715)	(5,505)
Unhedgeable premiums on open commitment positions	10,986	11,224
Borrowed precious metals	(31,993)	(21,642)
Product financing arrangements	(517,744)	(335,831)
Advances on industrial metals	394	698
	(152,672)	(35,022)

Precious metal subject to price risk	929,127	941,845

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	843,439	767,767
Precious metals futures contracts at market values	83,214	170,466
Total market value of derivative financial instruments	926,653	938,233

Net precious metals subject to commodity price risk	$2,474	$3,612

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of June 30, 2024, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

We had the following outstanding sale and purchase commitments and open forward and futures contracts, which are normal and recurring, in nature (in thousands):

	June 30, 2024	June 30, 2023
Purchase commitments	$817,900	$921,108
Sales commitments	$(388,184)	$(587,392)
Margin sales commitments	$(22,316)	$(17,682)
Open forward contracts	$843,439	$767,767
Open futures contracts	$83,214	$170,466
Foreign exchange forward contracts	$4,793	$7,101

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

Inventories

The Company's inventory, which primarily consists of bullion and bullion coins, is acquired and initially recorded at cost and then marked to fair market value. The fair market value of the bullion and bullion coins comprises two components: (i) published market values attributable to the cost of the raw precious metal, and (ii) the market value of the premium, which is attributable to the incremental value of the product in its finished goods form. The market value attributable solely to such premium is readily determinable by reference to multiple sources. The precious metal component of the inventory may be hedged through the use of precious metal commodity positions, while the premium component of our inventory is not a commodity that may be hedged.

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

The functional currencies of our recent acquisitions LPM and SGB are U.S. dollars and therefore, we do not believe our exposure to foreign exchange risk related to these entities is material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

A-Mark Precious Metals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of A-Mark Precious Metals, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 13, 2024 expressed an unqualified opinion.

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

September 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

A-Mark Precious Metals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of A-Mark Precious Metals, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2024, and our report dated September 13, 2024 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of LPM Group Limited, a wholly-owned subsidiary, and Silver Gold Bull, Inc., a majority-owned consolidated subsidiary. LPM Group Limited comprised approximately 3% of total assets and less than 1% of total revenues of the related consolidated financial statement amounts as of and for the year ended June 30, 2024. Silver Gold Bull, Inc. comprised approximately 10% of total assets and less than 1% of total revenue of the related consolidated financial statement amounts as of and for the year ended June 30, 2024. As indicated in Management’s Report, LPM Group Limited and Silver Gold Bull, Inc. were both acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of LPM Group Limited and Silver Gold Bull, Inc.

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

/s/ GRANT THORNTON LLP

Newport Beach, California

September 13, 2024

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 30, 2024	June 30, 2023

ASSETS
Current assets
Cash(1)	$48,636	$39,318
Receivables, net	36,596	35,243
Derivative assets	114,720	77,881
Secured loans receivable(1)	113,067	100,620
Precious metals held under financing arrangements(1)	22,066	25,530
Inventories:
Inventories(1)	579,400	645,812
Restricted inventories	517,744	335,831
	1,097,144	981,643
Income tax receivable	1,562	—
Prepaid expenses and other assets(1)	8,412	6,956
Total current assets	1,442,203	1,267,191
Operating lease right of use assets	9,543	5,119
Property, plant, and equipment, net	20,263	12,513
Goodwill	199,937	100,943
Intangibles, net	101,663	62,630
Long-term investments	50,458	88,535
Other long-term assets	3,753	8,640
Total assets	$1,827,820	$1,545,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Lines of credit	$—	$235,000
Liabilities on borrowed metals	31,993	21,642
Product financing arrangements	517,744	335,831
Accounts payable and other payables	18,831	25,465
Deferred revenue and other advances	263,286	181,363
Derivative liabilities	26,751	8,076
Accrued liabilities(1)	16,798	20,418
Income tax payable	—	958
Notes payable (1)	8,367	95,308
Total current liabilities	883,770	924,061
Lines of credit	245,000	—
Notes payable	3,994	—
Deferred tax liabilities	22,187	16,677
Other liabilities	11,013	4,440
Total liabilities	1,165,964	945,178
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of June 30, 2024 or June 30, 2023	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 23,965,427 and 23,672,122 shares issued and 22,953,391 and 23,336,387 shares outstanding as of June 30, 2024 and June 30, 2023, respectively	240	237
Treasury stock, 1,012,036 and 335,735 shares at cost as of June 30, 2024 and June 30, 2023, respectively	(28,277)	(9,762)
Additional paid-in capital	168,771	169,034
Accumulated other comprehensive income (loss)	61	(1,025)
Retained earnings	466,838	440,639
Total A-Mark Precious Metals, Inc. stockholders’ equity	607,633	599,123
Noncontrolling interests	54,223	1,270
Total stockholders’ equity	661,856	600,393
Total liabilities and stockholders’ equity	$1,827,820	$1,545,571

(1)
Includes amounts of the consolidated variable interest entity as of June 30, 2023, which are presented separately in the table below.

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

In September 2018, AM Capital Funding, LLC (“AMCF”), previously a wholly-owned subsidiary of Collateral Finance Corporation ("CFC”), completed an issuance of Secured Senior Term Notes, Series 2018-1, Class A in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B in the aggregate principal amount of $28.0 million (collectively, the "AMCF Notes"). In December 2023, the AMCF Notes were repaid in full; AMCF was dissolved in June 2024.

The Company consolidates a variable interest entity ("VIE") if the Company is considered to be the primary beneficiary. Prior to dissolution, AMCF was a VIE because its initial equity investment may have been insufficient to maintain its ongoing collateral requirements without additional financial support from the Company. The Company was the primary beneficiary of this VIE because the Company had the right to determine the type of collateral (i.e., cash, secured loans, or precious metals), had the right to receive (and has received) the proceeds from the securitization transaction, earn ongoing interest income from the secured loans (subject to collateral requirements), and had the obligation to absorb losses should AMCF's interest expense and other costs have exceeded its interest income.

The following table presents the assets and liabilities of this VIE, which are included in the consolidated balance sheets above. Due to the repayment of the AMCF Notes in December 2023, the VIE did not have assets or liabilities as of June 30, 2024. When outstanding, the holders of the AMCF Notes had a first priority security interest in the assets as shown in the table below, which were in excess of the AMCF Notes' aggregate principal amount. Additionally, the liabilities of the VIE included intercompany balances, which were eliminated in consolidation. (See Note 15.)

	June 30, 2024	June 30, 2023
ASSETS OF THE CONSOLIDATED VIE
Cash	$—	$1,915
Secured loans receivable	—	46,368
Precious metals held under financing arrangements	—	14,950
Inventories	—	56,841
Prepaid expenses and other assets	—	7
Total assets of the consolidated variable interest entity	$—	$120,081
LIABILITIES OF THE CONSOLIDATED VIE
Deferred payment obligations(1)	$—	$30,083
Accrued liabilities	—	551
Notes payable(2)	—	99,762
Total liabilities of the consolidated variable interest entity	$—	$130,396

(1)
This is an intercompany balance which is eliminated in consolidation and not shown on the consolidated balance sheets.
(2)
As of June 30, 2023, $5.0 million of the AMCF Notes were held by the Company which were eliminated in consolidation and not shown on the consolidated balance sheets.

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Year Ended June 30,
	2024	2023	2022
Revenues	$9,699,039	$9,286,561	$8,159,254
Cost of sales	9,525,784	8,991,892	7,897,489
Gross profit	173,255	294,669	261,765
Selling, general, and administrative expenses	(89,800)	(85,282)	(76,618)
Depreciation and amortization expense	(11,397)	(12,525)	(27,300)
Interest income	27,168	22,231	21,800
Interest expense	(39,531)	(31,528)	(21,992)
Earnings from equity method investments	4,044	12,576	6,907
Other income, net	2,071	2,663	1,953
Remeasurement gain on pre-existing equity interest	16,669	—	—
Unrealized gains (losses) on foreign exchange	299	366	(98)
Net income before provision for income taxes	82,778	203,170	166,417
Income tax expense	(13,745)	(46,401)	(33,338)
Net income	69,033	156,769	133,079
Net income attributable to noncontrolling interests	487	409	543
Net income attributable to the Company	$68,546	$156,360	$132,536
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$2.97	$6.68	$5.81
Diluted	$2.84	$6.34	$5.45

Weighted-average shares outstanding:
Basic	23,091,700	23,400,300	22,805,600
Diluted	24,120,800	24,648,600	24,329,500

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Treasury Stock		Total A-Mark Precious Metals, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2021	22,459,314	113	150,420	212,090	—	—	—	362,623	1,319	363,942
Net income	—	—	—	132,536	—	—	—	132,536	543	133,079
Share-based compensation	—	—	2,140	—	—	—	—	2,140	—	2,140
Exercise of share-based awards	329,598	2	2,321	—	—	—	—	2,323	—	2,323
Net settlement of share-based awards	213,868	—	(35)	—	—	—	—	(35)	—	(35)
Common stock issued for increase in long-term investments	377,108	3	11,680	—	—	—	—	11,683	—	11,683
Dividends declared	—	116	—	(22,777)	—	—	—	(22,661)	—	(22,661)
Balance, June 30, 2022	23,379,888	234	166,526	321,849	—	—	—	488,609	1,862	490,471
Net income	—	—	—	156,360	—	—	—	156,360	409	156,769
Share-based compensation	—	—	2,176	—	—	—	—	2,176	—	2,176
Earnings distribution paid to noncontrolling interest	—	—	—	—	—	—	—	—	(1,001)	(1,001)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,025)	—	—	(1,025)	—	(1,025)
Common stock issued as employee compensation	10,500	—	293	—	—	—	—	293	—	293
Exercise of share-based awards	210,999	2	1,882	—	—	—	—	1,884	—	1,884
Net settlement of share-based awards	70,735	1	(1,855)	—	—	—	—	(1,854)	—	(1,854)
Repurchases of common stock	—	—	—	—	—	(335,735)	(9,762)	(9,762)	—	(9,762)
Dividends declared	—	—	12	(37,570)	—	—	—	(37,558)	—	(37,558)
Balance, June 30, 2023	23,672,122	237	169,034	440,639	(1,025)	(335,735)	(9,762)	599,123	1,270	600,393
Net income	—	—	—	68,546	—	—	—	68,546	487	69,033
Share-based compensation	—	—	1,923	—	—	—	—	1,923	—	1,923
Common stock issued for acquisition	—	—	—	(367)	—	139,455	3,881	3,514	—	3,514
Noncontrolling ownership contributions and adjustments	—	—	(3,613)	—	—	—	—	(3,613)	52,466	48,853
Cumulative translation adjustment, net of tax	—	—	—	—	1,086	—	—	1,086	—	1,086
Exercise of share-based awards	269,601	2	1,960	—	—	—	—	1,962	—	1,962
Net settlement of share-based awards	23,704	1	(547)	—	—	—	—	(546)	—	(546)
Repurchases of common stock	—	—	—	—	—	(815,756)	(22,396)	(22,396)	—	(22,396)
Dividends declared	—	—	14	(41,980)	—	—	—	(41,966)	—	(41,966)
Balance, June 30, 2024	23,965,427	$240	$168,771	$466,838	$61	(1,012,036)	$(28,277)	$607,633	$54,223	$661,856

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2024	2023	2022
Cash flows from operating activities:
Net income	$69,033	$156,769	$133,079
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,397	12,525	27,300
Amortization of loan cost	2,447	2,113	2,651
Deferred income taxes	(2,690)	1,585	(4,106)
Share-based compensation	1,923	2,176	2,140
Remeasurement gain on pre-existing equity interest	(16,669)	—	—
Earnings from equity method investments	(4,044)	(12,576)	(6,907)
Dividends and distributions received from equity method investees	642	978	1,678
Other	(166)	(155)	215
Changes in assets and liabilities:
Receivables, net	16,754	61,797	(8,040)
Secured loans receivable	—	1,012	757
Secured loans made to affiliates	56	—	3,042
Derivative assets	(36,243)	13,862	(47,207)
Precious metals held under financing arrangements	3,464	54,236	74,976
Inventories	(52,758)	(240,625)	(282,999)
Prepaid expenses and other assets	(1,168)	(3,336)	(649)
Accounts payable and other payables	(16,285)	19,338	192
Deferred revenue and other advances	65,180	5,818	(18,871)
Derivative liabilities	18,265	(67,704)	68,241
Liabilities on borrowed metals	9,878	(37,775)	(32,449)
Accrued liabilities	(7,097)	(937)	2,425
Income tax payable	(985)	576	(4,634)
Net cash provided by (used in) operating activities	60,934	(30,323)	(89,166)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(7,256)	(4,783)	(2,879)
Acquisition of businesses, net of cash acquired	(31,871)	—	—
Purchase of long-term investments	(2,113)	(7,950)	(34,950)
Purchase of an option to acquire long-term investments	—	(340)	(5,300)
Purchase of intangible assets	(8,515)	(5,000)	—
Secured loans receivable, net	(12,489)	24,599	(17,034)
Other	(1,353)	313	(400)
Net cash (used in) provided by investing activities	(63,597)	6,839	(60,563)
Cash flows from financing activities:
Product financing arrangements, net	157,541	53,160	81,643
Dividends paid	(41,845)	(37,468)	(22,645)
Noncontrolling interest contributions (distributions)	2,051	(1,001)
Net borrowings and repayments under lines of credit	10,000	20,000	30,000
Repayment of notes	(95,000)	—	—
Proceeds from notes payable to related party	3,448	3,500	—
Repayments on notes payable to related party	—	(2,955)	—
Repurchases of common stock	(22,307)	(9,762)	—
Debt funding issuance costs	(3,323)	(485)	(5,179)
Proceeds from the exercise of share-based awards	1,962	1,884	2,323
Payments for tax withholding related to net settlement of share-based awards	(546)	(1,854)	(35)
Net cash provided by financing activities	11,981	25,019	86,107
Net increase (decrease) in cash	9,318	1,535	(63,622)
Cash, beginning of period	39,318	37,783	101,405
Cash, end of period	$48,636	$39,318	$37,783
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$34,244	$28,787	$20,576
Income taxes paid	$17,926	$44,337	$42,548
Income taxes refunded	$520	$124	$122
Non-cash investing and financing activities:
Declared distributions and unpaid dividends	$121	$90	$—
Property, plant, and equipment acquired on account	$—	$76	$—
Interest added to principal of secured loans	$14	$14	$14
Common stock issued for acquisitions	$3,514	$—	$—
Loss on reissuance of treasury stock	$367	$—	$—
Fair value of shares exchanged for increase in long-term investment	$—	$—	$11,683
Addition of right of use assets under lease obligations	$5,773	$—	$2,013

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation

The consolidated financial statements comprise those of A-Mark Precious Metals, Inc. ("A-Mark", also referred to as "we", "us", and the "Company"), its consolidated subsidiaries, and its joint venture in which the Company has a controlling interest.

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. See Note 19 for further information regarding our reportable segments.

Wholesale Sales & Ancillary Services

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), and AM/LPM Ventures, LLC, which we formed in February 2024 to acquire LPM Group Limited ("LPM").

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. Our Industrial unit services manufacturers and fabricators of products utilizing or incorporating precious metals. Our Coin and Bar unit deals in approximately 2,100 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, a numismatics showroom in Hong Kong, and a trading center in El Segundo, California. The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to Wholesale Sales activity, A-Mark offers its customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint, and it also purchases product from other sovereign mints, for sale to its customers.

Through its wholly-owned subsidiary AMTAG, the Company promotes its products and services to certain international markets. Through our wholly-owned subsidiary TDS, we offer a variety of managed storage options for precious metals products to financial institutions, dealers, investors, and collectors around the world.

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

LPM

On February 26, 2024 (the "Acquisition Date"), through our subsidiary AM/LPM Ventures, LLC, we acquired 100% of the issued and outstanding equity interests of LPM, a precious metals dealer with primary operations in Asia, for total upfront consideration of $41.4 million, consisting of $37.5 million in cash, 139,455 shares of A-Mark common stock that had a fair value of $3.5 million on the date of transfer, and $0.4 million related to the settlement of pre-existing payables due to A-Mark. On the Acquisition Date, we entered into a number of related agreements, including (i) a consulting agreement with Cerberus Limited to provide consulting services to LPM through 2028, subject to earlier termination under certain circumstances, and (ii) a lock-up agreement with the selling stockholder of LPM that restricts the sale or transfer of the A-Mark common stock for 270 days after the Acquisition Date, subject to customary exceptions.

Effective as of the Acquisition Date, Aquila Holding LLC, a company affiliated with Cerberus Limited, purchased a 5% interest in AM/LPM Ventures, LLC for $2.1 million.

We incurred $2.8 million of transaction costs related to the acquisition of LPM, which are shown as a component of selling, general, and administrative expenses in our consolidated statements of income. The financial results of LPM were included in our consolidated financial statements as of the Acquisition Date.

We may be required to pay contingent consideration up to $37.5 million in cash in connection with the acquisition of LPM if certain earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets are met for 2024, 2025, and 2026. As of the Acquisition Date, the fair value of this contingent consideration was $2.8 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected as selling, general, and administrative expense. As of June 30, 2024, the fair value of the contingent consideration was $2.4 million, which was classified as other liabilities on our consolidated balance sheet.

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

Cash	$37,506
Contingent consideration	2,800
Common stock	3,514
Settlement of pre-existing payables due to A-Mark	398
Total purchase price	$44,218

Cash	$5,033
Receivables, net	4,105
Inventories	16,807
Other current assets	515
Property, plant, and equipment, net	1,306
Trade names	3,500
Existing customer relationships	6,800
Other long-term assets	956
Total identifiable assets acquired	39,022
Accounts payable and other payables	(526)
Deferred revenue and other advances	(11,361)
Accrued liabilities	(1,729)
Other liabilities	(2,222)
Net identifiable assets acquired	23,184
Goodwill	21,034
Total purchase price	$44,218

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

During the fourth fiscal quarter of 2024, we recorded adjustments to the assets acquired and liabilities assumed from the acquisition of LPM that resulted in a change in working capital balances and an increase in goodwill by $1.0 million.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of LPM resulted in the recognition of $21.0 million of goodwill, which we believe relates primarily to the resulting synergies of utilizing A-Mark's established integrated precious metals platform with LPM's underlying customer base and our ability to expand operations within the region. The goodwill created as a result of the acquisition of LPM is deductible for U.S. tax purposes.

The following unaudited pro forma consolidated results of operations for the years ended June 30, 2024 and 2023 assumes that the acquisition of LPM occurred as of July 1, 2022 (in thousands):

	Year Ended June 30,
	2024	2023
Revenues	$9,788,941	$9,674,149
Net income	$68,469	$158,658

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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”), and through its investment in Silver Gold Bull, Inc. ("SGB"). As of June 30, 2024, JMB had six wholly-owned subsidiaries: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"). SGB and Goldline each have a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these Notes to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

JM Bullion, Inc.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites. JMB owns and operates numerous websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, CyberMetals.com, GoldPrice.org, SilverPrice.org, BGASC.com, BullionMax.com, and Gold.com. Typically, JMB offers approximately 6,200 different products during a fiscal year, measured by stock keeping units or SKUs, on its websites. This number can vary over time, particularly when demand is high and certain SKUs may be out of stock.

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

Goldline, Inc.

The Company acquired Goldline in August 2017 through an asset purchase transaction with Goldline, LLC, which had been in operation since 1960. Goldline is a direct retailer of precious metals to the investor community, and markets its precious metal products on television, radio, and the internet, as well as through customer service outreach. Goldline’s subsidiary AMIP manages its intellectual property. PMPP was formed in fiscal 2019 pursuant to terms of a joint venture agreement with SGB, for the purpose of purchasing precious metals from the partners' retail customers, and then reselling the acquired products back to affiliates of the partners. PMPP commenced its operations in fiscal 2020.

Silver Gold Bull, Inc.

In 2014, the Company acquired its initial ownership interest in SGB, a leading e-commerce precious metals retailer in Canada. Through its website, SilverGoldBull.com, SGB offers a variety of products from gold, silver, platinum, and palladium bars, coins and rounds, as well as certified coins from mints around the world. In 2018 and 2022, the Company made incremental investments to increase its ownership interest in SGB to 47.4% as of June 2022. Also in June 2022, the Company acquired an option to purchase an additional 27.6% of the outstanding equity of SGB to bring the Company's ownership interest up to 75%. On June 21, 2024, the Company exercised part of its option and acquired an additional 8% ownership interest in SGB for $9.6 million, increasing its ownership interest to 55.4%, at which point SGB became a consolidated subsidiary of the Company. The increased investment in SGB allows the Company to continue its strategy to further expand internationally, particularly in Canada.

In connection with the exercise of its option in June 2024, the Company modified certain terms and conditions of its option to acquire additional ownership interest in SGB, including extending the term of the remaining unexercised option to September 2025 as well as reducing the option to increase its ownership from 75% to 70%. The Company recorded a $3.0 million adjustment to reduce the fair value of the option to purchase additional ownership in SGB to $2.3 million immediately before modification and partial exercise. This was recorded to remeasurement gain on pre-existing equity interest in our consolidated statements of income. In accordance with ASC 480, Distinguishing Liabilities from Equity, the resulting modified option was not determined to be separately exercisable from the remaining shares of SGB, and therefore the value is embedded within the noncontrolling interest of SGB.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. The dividend was paid on September 9, 2024. The dividend paid to the Company from SGB was $7.5 million which was recorded as a dividend receivable to A-Mark from SGB as of June 30, 2024 and has been eliminated upon consolidation. The dividend receivable of $7.5 million is included in the settlement of pre-existing payables in the table below; the remaining $8.4 million due to the other shareholders was recorded as a note payable by SGB.

We also entered into employment agreements with and granted equity awards to key SGB management.

The acquisition of the controlling interest in SGB was accounted for as a business combination achieved in stages. As a result of the change in control, the Company was required to remeasure its pre-existing equity investment in SGB at fair value prior to consolidation. We estimated the fair value of our 47.4% pre-existing ownership interest in SGB to be approximately $56.8 million and the fair value of the noncontrolling interest to be $50.7 million. The remeasurement resulted in a net pretax gain of $16.7 million, which is presented in the Company's consolidated statements of income as remeasurement gain on pre-existing equity interest. The net remeasurement gain also reflects the $1.3 million derecognition of accumulated other comprehensive income, net of tax, related to the currency translation adjustment of SGB upon gaining a controlling ownership interest.

The value of the pre-existing equity and noncontrolling interests as of the acquisition date were based on valuations derived from estimated fair value assessments and assumptions made by us. These fair value assessments were determined using a market approach.

We incurred $0.2 million of transaction costs related to the acquisition of a controlling interest in SGB, which are shown as a component of selling, general, and administrative expenses in our consolidated statements of income. The financial results of SGB after obtaining a controlling interest were included in our consolidated financial statements as of the acquisition date.

Assets acquired and liabilities assumed were recorded based on valuations derived from estimated fair value assessments and assumptions used by us. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates or assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the purchase price recorded and fair values of assets acquired and liabilities assumed through our acquisition of a controlling interest in SGB as of the acquisition date (in thousands):

Cash	$9,600
Pre-existing equity method investment	56,848
Option to acquire additional equity interest	2,300
Noncontrolling interests	50,652
Settlement of pre-existing payables due to A-Mark	9,418
Total purchase price	$128,818

Cash	$10,203
Receivables, net	10,968
Inventories	45,936
Other current assets	2,246
Property, plant, and equipment, net	2,071
Trade names	6,512
Existing customer relationships	13,000
Developed technology	9,300
Other long-term assets	5,809
Total identifiable assets acquired	106,045
Product financing arrangements	(24,372)
Accounts payable and other payables	(7,205)
Deferred revenue and other advances	(5,085)
Accrued liabilities	(1,231)
Notes payable	(8,367)
Deferred tax liability	(6,624)
Other liabilities	(2,303)
Net identifiable assets acquired	50,858
Goodwill	77,960
Total purchase price	$128,818

Based on the guidance provided in ASC 805, Business Combinations, we accounted for the acquisition of a controlling interest in SGB as a business combination achieved in stages and determined that (i) SGB was a business which combines inputs and processes to create outputs, and (ii) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.

Our purchase price allocation is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to information pertaining to working capital and tax balances. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the remeasurement period, a period not to exceed 12 months from the acquisition date.

We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. Through the acquisition of a controlling interest in SGB, we acquired intangible assets representing existing customer relationships, developed technology, and trade names. The existing customer relationships and developed technology acquired were determined to have a useful life of 4.0 years. The fair value of the customer relationships was estimated using an attrition methodology which considers the estimated future discounted cash flows to be derived from the existing customers as of the acquisition date. The fair value of the developed technology was estimated using the cost to recreate method. The fair value of the trade names was estimated using a relief-from-royalty approach.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of a controlling interest in SGB resulted in the recognition of $78.0 million of goodwill, which we believe relates primarily to the resulting synergies of utilizing A-Mark's established integrated precious metals platform with SGB's underlying customer base. The goodwill created as a result of the acquisition of a controlling interest in SGB is not deductible for tax purposes.

The following unaudited pro forma consolidated results of operations for the years ended June 30, 2024 and 2023 assumes that the acquisition of a controlling interest in SGB occurred as of July 1, 2022 (in thousands):

	Year Ended June 30,
	2024	2023
Revenues	$9,765,669	$9,417,104
Net income	$46,052	$181,458

The above pro forma supplemental information does not purport to be indicative of what the Company's operations would have been had the transaction occurred on July 1, 2022, and should not be considered indicative of future operating results. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the acquisition of a controlling interest in SGB. The unaudited pro forma information accounts for: (i) the elimination of transactions between the Company and SGB and (ii) adjustments to the amortization expense resulting from the estimated fair value of the acquired finite-lived intangible assets, acquisition costs, cash and share-based compensation expense, remeasurement gains, and the resulting impact to the income tax provision.

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

CAI is a holding company that has a 50%-ownership stake in Collectible Card Partners, LLC ("CCP"). CCP provides capital to fund commercial loans secured by graded sports cards. (See Note 14.)

AM Capital Funding, LLC (“AMCF”), previously a wholly-owned subsidiary of CFC, was formed for the purpose of securitizing eligible secured loans of CFC. AMCF issued and administered the AMCF Notes; the AMCF Notes were repaid in full in December 2023. AMCF was dissolved in June 2024. (See Note 15.)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements reflect the financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, and majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary. In addition to A-Mark, our consolidated financial statements include the accounts of: AMTAG, TDS, AMGL, AMST, AM/LPM Ventures, JMB, Goldline, SGB, and CFC. Intercompany accounts and transactions are eliminated.

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

Concentration of Credit Risk

Cash is maintained at financial institutions, and, at times, balances exceed federally insured limits. The Company has not experienced any losses related to these balances.

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

Foreign Currency

The functional currency of the Company is the United States dollar ("USD"). All transactions in foreign currencies are recorded in USD at the then-current exchange rate(s). Upon settlement of the underlying transaction, all amounts are remeasured to USD at the current exchange rate on date of settlement. All unsettled foreign currency transactions that remain in accounts receivable and trade account payables are remeasured to USD at the period end exchange rates. All foreign currency remeasurement gains and losses are recorded in the current period net income.

The Company has three foreign subsidiaries that generate foreign currency remeasurement gains and losses: AMTAG, LPM and SGB. Because these entities have a functional currency of USD, foreign currency remeasurement gains and losses from these foreign subsidiaries are recorded in net income.

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

AMCF, previously a wholly-owned subsidiary of CFC, was a special purpose entity ("SPE") formed as part of a securitization transaction in order to isolate certain assets and distribute the cash flows from those assets to investors. AMCF was structured to insulate investors from claims on AMCF’s assets by creditors of other entities. Prior to the repayment of the AMCF Notes in December 2023, the Company had various forms of involvement with AMCF, which included (i) holding senior or subordinated interests in AMCF; (ii) acting as loan servicer for a portfolio of loans held by AMCF; and (iii) providing administrative services to AMCF. AMCF was required to maintain separate books and records. The assets and liabilities of this VIE as of June 30, 2024 and June 30, 2023 are indicated on the table that follows the consolidated balance sheets. AMCF was dissolved in June 2024.

AMCF was a VIE because its initial equity investment may have been insufficient to maintain its ongoing collateral requirements without additional financial support from the Company. The Company was the primary beneficiary of this VIE because the Company had the right to determine the type of collateral (i.e., cash, secured loans, or precious metals), had the right to receive (and has received) the proceeds from the securitization transaction, earn ongoing interest income from the secured loans (subject to collateral requirements), and had the obligation to absorb losses should AMCF's interest expense and other costs exceed its interest income. (See Note 15.)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and June 30, 2023.

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

Inventories

The Company's inventory, which consists primarily of bullion and bullion coins, is acquired and initially recorded at cost and then marked to fair market value. The fair market value of the bullion and bullion coins comprises two components: (i) published market values attributable to the cost of the raw precious metal, and (ii) the market value of the premium, which is attributable to the incremental value of the product in its finished goods form. The market value attributable solely to such premium is readily determinable by reference to multiple sources.

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

Finite-lived Intangible Assets

Finite-lived intangible assets consist primarily of customer relationships, developed technology, and non-compete agreements. Certain existing customer relationships intangible assets are amortized in a non-linear manner which best reflects our estimate of the pattern in which the economic benefits of the assets are consumed. All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one year to fifteen years. We review our finite-lived intangible assets for impairment under the same policy described above for property, plant, and equipment; that is, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an ongoing evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments were VIEs as of June 30, 2024 and June 30, 2023.

Other Long-Term Assets

On June 27, 2022, the Company acquired an additional 40% interest in SGB. Also included in this acquisition was an option, which was exercisable between December 2023 and September 2024, to purchase an additional 27.6% of the outstanding equity of SGB to bring the Company's ownership interest up to 75.0%. In June 2024, the Company exercised a portion of its option and acquired an additional 8% ownership interest in SGB (see Note 1). At the same time, the Company modified certain terms and conditions of its option to acquire additional ownership interest in SGB, including extending the term of the remaining unexercised option to September 2025 as well as reducing the available option to increase the Company's ownership from 75% to 70%. In accordance with ASC 480, Distinguishing Liabilities from Equity, the resulting modified option was not determined to be separately exercisable from the remaining shares of SGB, and therefore the value is embedded within the noncontrolling interest of SGB. As of June 30, 2023, the fair value of the unexercised options was $5.3 million.

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

Noncontrolling Interests

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

The table below presents the reconciliation of changes in noncontrolling interests (in thousands):

Balance as of June 30, 2021	$1,319
Net income attributable to noncontrolling interest	543
Balance as of June 30, 2022	1,862	(1)
Net income attributable to noncontrolling interest	409
Distributions paid to noncontrolling interest	(1,001)
Balance as of June 30, 2023	1,270	(1)
Net income attributable to noncontrolling interests	487
Noncontrolling ownership interest contribution - AM/LPM Ventures, LLC	2,051	(2)
Noncontrolling ownership interests - SGB	50,652	(3)
Change in ownership of consolidated subsidiary	(237)
Balance as of June 30, 2024	$54,223	(4)

________________________________

(1)	Balance represents the noncontrolling interests associated with the PMPP joint venture.
(2)	In February 2024, Aquila Holding LLC purchased a 5% interest in AM/LPM Ventures, LLC for $2.1 million.
(3)	In June 2024, the Company obtained a controlling interest in SGB (see Note 1).
(4)	Balance represents the noncontrolling interests of PMPP, AM/LPM Ventures, LLC, and SGB.

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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of the AMCF Notes have been included as a component of the carrying amount of the debt, and Trading Credit Facility debt issuance costs are included in prepaid expenses and other assets in the Company's consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $2.4 million, $2.1 million, and $2.7 million for the years ended June 30, 2024, 2023, and 2022, respectively.

Earnings from Equity Method Investments

The Company's proportional interest in the reported earnings from equity method investments is shown on the consolidated statements of income as earnings from equity method investments.

Other Income, Net

The Company's other income, net is comprised of royalty and consulting income, which is recognized when earned, gains on other investments, and fair value adjustments to our acquisition-related contingent consideration liability.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $15.3 million, $15.9 million, and $12.2 million for the years ended June 30, 2024, 2023, and 2022, respectively. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the consolidated statements of income. Shipping and handling costs totaled $21.9 million, $28.4 million, and $25.6 million for the years ended June 30, 2024, 2023, and 2022, respectively.

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

A reconciliation of shares used in calculating basic and diluted earnings per common share is presented below (in thousands):

	Year Ended June 30,
	2024	2023	2022
Basic weighted-average shares of common stock outstanding	23,092	23,400	22,806
Effect of common stock equivalents	1,029	1,249	1,524
Diluted weighted-average shares outstanding	24,121	24,649	24,330

The anti-dilutive shares excluded from the table above were 23,000, 29,000, and 43,000 for the years ended June 30, 2024, 2023, and 2022, respectively. Actual common shares outstanding totaled 22,953,391, 23,336,387, and 23,379,888 as of June 30, 2024, 2023, and 2022, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The significant assumptions used to determine the carrying value and the related fair value of the assets and liabilities measured at fair value on a recurring basis are described below:

Inventories. The Company's inventory, which consists primarily of bullion and bullion coins, is acquired and initially recorded at cost and then marked to fair market value. The fair market value of the bullion and bullion coins comprises two components: (i) published market values attributable to the cost of the raw precious metal, and (ii) the market value of the premium, which is attributable to the incremental value of the product in its finished goods form. The market value attributable solely to such premium is readily determinable by reference to multiple sources. Except for commemorative coin inventory, which are included in inventory at the lower of cost or net realizable value, the Company’s inventory is subsequently recorded at their fair market values on a daily basis. The fair value for commodities inventory (i.e., inventory excluding commemorative coins) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory is classified in Level 1 of the valuation hierarchy.

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

Option to Purchase Interests in a Long-term Investment. The fair value of the option to purchase additional ownership interest in SGB was determined by an independent third-party valuation firm and was recorded as a component of other long-term assets on the consolidated balance sheets.

The value of the option as of June 30, 2023 was determined using a Monte Carlo Simulation model ("MCS model"). The MCS model includes inputs based on significant assumptions related to management’s forecasts of the investee’s earnings before interest, taxes, depreciation, and amortization ("EBITDA") and corresponding future total equity simulations, where an early exercise multiple is calibrated to maximize the fair value of the option during the exercise period. For each simulation path, option payoffs are calculated based on the contractual terms, and then discounted at the term-matched risk-free rate, where the value of the option is calculated as the average present value over all simulated paths. We used the historical volatility of comparable companies to make certain assumptions in the MCS model, which resulted in an expected EBITDA volatility of 70.0% and an equity volatility of 70.0%, with these two inputs having a correlation factor of 70.0%. A 4.1% risk-free interest rate was used, which was based on U.S. treasury yields for a time period corresponding to the remaining contractual life of the option. Lastly, the MCS model assumed an EBITDA risk premium of 12.4%. As of June 30, 2023, this option was classified in Level 3 of the valuation hierarchy. As of June 30, 2024, the value is embedded within the noncontrolling interest of SGB. During the year ended June 30, 2024, the Company recorded a $3.0 million adjustment to reduce the fair value of the option to purchase additional ownership in SGB to $2.3 million immediately before modification and partial exercise. This was recorded to remeasurement gain on pre-existing equity interest in our consolidated statements of income. The remaining $2.3 million option was recorded as purchase consideration to obtain a controlling interest in SGB during June 2024. See more details in Note 1.

Acquisition-related Contingent Consideration. The contingent consideration liability related to our acquisition of LPM is measured at fair value at each reporting period using a MCS model with Level 3 unobservable inputs including estimated future cash flows generated by LPM, discount rates, and earnings volatility. Key assumptions used in the MCS model as of June 30, 2024 were an EBITDA risk premium of 10.7%, an EBITDA volatility of 65.0%, and a risk-free rate based on the USD yield curve between 4.6% and 5.3%. During the year ended June 30, 2024, we recorded a $0.4 million reduction to our contingent consideration reflected in selling, general, and administrative expenses. See Note 1 for more further information regarding our contingent consideration.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis, aggregated by each fair value hierarchy level (in thousands):

	June 30, 2024
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$1,093,908	$—	$—	$1,093,908
Precious metals held under financing arrangements	22,066	—	—	22,066
Derivative assets — open sale and purchase commitments, net	98,012	—	—	98,012
Derivative assets — futures contracts	1,557	—	—	1,557
Derivative assets — forward contracts	15,151	—	—	15,151
Total assets, valued at fair value	$1,230,694	$—	$—	$1,230,694
Liabilities:
Liabilities on borrowed metals	$31,993	$—	$—	$31,993
Product financing arrangements	517,744	—	—	517,744
Derivative liabilities — open sale and purchase commitments, net	7,690	—	—	7,690
Derivative liabilities — margin accounts	4,766	—	—	4,766
Derivative liabilities — futures contracts	39	—	—	39
Derivative liabilities — forward contracts	14,256	—	—	14,256
Acquisition-related contingent consideration	—	—	2,430	2,430
Total liabilities, valued at fair value	$576,488	$—	$2,430	$578,918

(1)
Commemorative coin inventory totaling $3.2 million was held at lower of cost or realizable value, and thus is excluded from the inventories balance shown in this table.

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

4. RECEIVABLES, NET

Receivables, net consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Customer trade receivables	$12,373	$5,031
Wholesale trade advances	11,033	13,679
Due from brokers and other	13,190	16,533
	$36,596	$35,243

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans (in thousands):

	June 30, 2024	June 30, 2023
Secured loans originated	$96,573	$68,630
Secured loans originated - with a related party	15	—
	96,588	68,630
Secured loans acquired	16,479	31,990
	$113,067	$100,620

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

As of June 30, 2024 and June 30, 2023, our secured loans carried weighted-average effective interest rates of 10.5% and 10.4%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The credit quality of each loan is generally determined by the collateral value assessment, loan-to-value (“LTV”) ratio (that is, the principal amount of the loan divided by the estimated value of the collateral) and the type (or class) of secured material. All loans are fully secured by precious metal bullion, numismatic and semi-numismatic collateral, or graded sports cards, which remains in the physical custody of the Company for the duration of the loan. The term of the loans is generally 180 days, however loans are typically renewed prior to maturity and therefore remain outstanding for a longer period of time. Interest earned on a loan is billed monthly and is typically due and payable within 20 days and, if not paid after all applicable grace periods, is added to the outstanding principal balance, and late fees and default interest rates are assessed.

When an account is in default or if a margin call has not been met on a timely basis, the loan is considered non-performing and the Company has the right to liquidate the borrower's collateral in order to satisfy the unpaid balance of the outstanding loans, including accrued and unpaid interest.

Class and Credit Quality of Loans

The three classes of secured loan receivables are defined by collateral type: (i) bullion, (ii) numismatic and semi-numismatic and (iii) graded sports cards. The Company required LTV ratios vary with the class of loans. Typically, the Company requires an LTV ratio of approximately 75% for bullion, 65% for numismatic and semi-numismatic collateral, and 50% for graded sports cards. The LTV ratio for loans collateralized by numismatic and semi-numismatic collateral is typically lower on a percentage basis than bullion collateralized loans because a higher value of the numismatic and semi-numismatic collateral relates to its premium value, rather than its underlying commodity value. The LTV ratio for loans collateralized by graded sports cards is lower because the underlying collateral is not as liquid as bullion and numismatic and semi-numismatic collateral.

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows (in thousands):

	June 30, 2024		June 30, 2023
Bullion	$64,764	57.3%	$52,165	51.8%
Numismatic and semi-numismatic	42,588	37.7%	47,856	47.6%
Graded sports cards	5,715	5.0%	599	0.6%
	$113,067	100.0%	$100,620	100.0%

Due to the nature of market fluctuations of precious metal commodity prices, the Company monitors the bullion collateral value of each loan on a daily basis, based on spot price of precious metals. Numismatic and graded sports cards collateral values are updated by numismatic and graded sports cards specialists typically within every 90 days and when loan terms are renewed.

Generally, we initiate the margin call process when the outstanding loan balance is in excess of 85% of the current value of the underlying collateral. In the event that a borrower fails to meet a margin call to reestablish the required LTV ratio, the loan is considered in default. The collateral material (either bullion, numismatic or graded sports cards) underlying such loans is then sold by the Company to satisfy all amounts due under the loan.

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more (in thousands):

	June 30, 2024		June 30, 2023
Loan-to-value of less than 75%	$101,197	89.5%	$90,378	89.8%
Loan-to-value of 75% or more	11,870	10.5%	10,242	10.2%
	$113,067	100.0%	$100,620	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of June 30, 2024 and June 30, 2023.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company maintains sufficient collateral to satisfy amounts due.

Non-performing loans have the highest probability for credit loss. If needed, an allowance for secured loan credit losses attributable to non-performing loans is recorded based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default. In the event a loan were to become non-performing and the collateral is not sufficient to satisfy amounts due, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of June 30, 2024 and June 30, 2023, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income. For the years ended June 30, 2024, 2023, and 2022, the Company incurred no loan impairment costs and no loans were placed on a non-accrual status.
6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. The following table summarizes the components of our inventory (in thousands):

	June 30, 2024	June 30, 2023
Inventory held for sale	$342,196	$437,670
Repurchase arrangements with customers	199,559	181,751
Consignment arrangements with customers	2,416	3,801
Commemorative coins, held at lower of cost or net realizable value	3,236	948
Borrowed precious metals	31,993	21,642
Product financing arrangements	517,744	335,831
	$1,097,144	$981,643

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, or product financing arrangements. As of June 30, 2024 and June 30, 2023, inventory held for sale totaled $342.2 million and $437.7 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2024 and June 30, 2023, included within inventories is $199.6 million and $181.8 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of June 30, 2024 and June 30, 2023 totaled $2.4 million and $3.8 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than on the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and totaled $3.2 million and $0.9 million as of June 30, 2024 and June 30, 2023, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $32.0 million and $21.6 million as of June 30, 2024 and June 30, 2023, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement repurchase date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligations totaled $517.7 million and $335.8 million as of June 30, 2024 and June 30, 2023, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of June 30, 2024 and June 30, 2023, the unrealized gains or losses resulting from the difference between market value and cost of physical inventory were gains of $55.5 million and losses of $4.6 million, respectively.

Premium Component of Inventory

The premium component, at market value, included in the inventory as of June 30, 2024 and June 30, 2023 totaled $34.2 million and $29.4 million, respectively.

7. LEASES

Components of operating lease expense were as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Operating lease costs	$1,616	$1,460	$1,403
Variable lease costs	545	469	627
Short term lease costs	73	108	94
Finance lease costs	15	—	16
	$2,249	$2,037	$2,140

For the year ended June 30, 2024, we made cash payments of $1.8 million for operating lease obligations. These payments are included in operating cash flows. As of June 30, 2024, the weighted-average remaining lease term under our capitalized operating leases was 4.5 years, while the weighted-average discount rate for our operating leases was approximately 6.0%. As of June 30, 2023, the weighted-average remaining lease term under our capitalized operating leases was 4.7 years, while the weighted-average discount rate for our operating leases was approximately 4.9%.

The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities as of June 30, 2024 for our operating leases were as follows (in thousands):

Year ending June 30,	Operating Leases
2025	$2,898
2026	2,740
2027	2,047
2028	1,946
2029	1,086
Thereafter	936
Total lease payments	11,653
Imputed interest	(1,551)
Total operating lease liability	$10,102	(1)
Operating lease liability - current	$2,370	(2)
Operating lease liability - long-term	7,732	(3)
	$10,102	(1)

(1)
Represents the present value of the operating lease liabilities as of June 30, 2024.
(2)
Current operating lease liabilities are presented within accrued liabilities on our consolidated balance sheets.
(3)
Long-term operating lease liabilities are presented within other liabilities on our consolidated balance sheets.

For information regarding the Company's related party leases, refer to Note 14.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Computer software	$9,300	$7,442
Plant equipment	10,566	8,477
Leasehold improvements	4,196	3,969
Office furniture, and fixtures	4,042	2,960
Computer equipment	2,337	1,713
Building and other	2,571	857
Total depreciable assets	33,012	25,418
Less: Accumulated depreciation and amortization	(16,356)	(13,553)
Property and equipment not placed in service	3,201	242
Land	406	406
Property, plant, and equipment, net	$20,263	$12,513

Property, plant and equipment depreciation and amortization expense was $2.8 million, $2.2 million, and $1.6 million for the years ended June 30, 2024, 2023, and 2022, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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

•
In connection with the Company's acquisition of LPM in February 2024, we recorded $10.3 million and $21.0 million of identifiable intangible assets and goodwill, respectively. These values represent their fair values at the acquisition date.
•
In March 2024, JMB acquired $8.5 million of intangible assets that included Gold.com's domain name.
•
In June 2024, we obtained a controlling interest in SGB, at which point SGB became a consolidated subsidiary of the company. We measured the value of identifiable intangible assets and goodwill at $28.8 million and $78.0 million, respectively. These values represent their fair values as of the acquisition date.

Carrying Value

The carrying value of goodwill and other purchased intangibles are described below (dollar amounts in thousands):

			June 30, 2024				June 30, 2023
	Estimated Useful Lives (Years)	Remaining Weighted-Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	4 - 15	4.4	$75,568	$(52,203)	$—	$23,365	$55,768	$(46,465)	$—	$9,303
Developed technology	4	3.4	20,336	(8,933)	—	11,403	11,036	(6,077)	—	4,959
Non-compete and other	3 - 5	3.3	2,310	(2,300)	—	10	2,310	(2,300)	—	10
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			98,509	(63,731)	—	34,778	69,409	(55,137)	—	14,272
Trade names and trademarks	Indefinite	Indefinite	59,660	—	(1,290)	58,370	49,648	—	(1,290)	48,358
Domain name	Indefinite	Indefinite	8,515	—	—	8,515	—	—	—	—
Identifiable intangible assets			$166,684	$(63,731)	$(1,290)	$101,663	$119,057	$(55,137)	$(1,290)	$62,630

Goodwill	Indefinite	Indefinite	$201,301	$—	$(1,364)	$199,937	$102,307	$—	$(1,364)	$100,943

The Company's intangible assets are subject to amortization except for trade names, trademarks, and domain names, which have indefinite lives. Amortization expense related to the Company's intangible assets was $8.6 million, $10.3 million, and $25.7 million for the years ended June 30, 2024, 2023, and 2022, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of June 30, 2023	$100,943
Goodwill acquired - LPM	21,034
Goodwill acquired - SGB	77,960
Balance as of June 30, 2024	$199,937

Impairment

We recorded a non-recurring impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) in fiscal 2018 related to Goldline. Other than the impairment charge related to Goldline, we have not recorded any impairment of goodwill or indefinite-lived intangible assets.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025	13,458
2026	7,798
2027	6,059
2028	4,866
2029	734
Thereafter	1,863
$34,778

10. LONG-TERM INVESTMENTS

The following table shows the carrying value and ownership percentage of the Company's investment in each privately-held entity accounted for either under the equity or cost method (in thousands):

	June 30, 2024			June 30, 2023
Investee	Carrying Value	Ownership Percentage		Carrying Value	Ownership Percentage
Silver Gold Bull, Inc.	$—	—%	(1)	$44,699	47.4%
Pinehurst Coin Exchange, Inc.	17,503	49.0%		15,999	49.0%
Sunshine Minting, Inc.	18,603	44.9%		17,719	44.9%
Company A	283	33.3%		233	33.3%
Company B	2,036	50.0%		2,005	50.0%
Texas Precious Metals, LLC	7,236	12.0%		5,465	12.0%
Atkinsons Bullion & Coins	2,783	25.0%		2,415	25.0%
APS Investment, LLC	2,014	33.3%	(2)	—	—%
	$50,458			$88,535

(1)
In June 2024, the Company acquired a controlling interest in SGB; see Note 1 for further information.
(2)
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

For equity method investments with greater than 20% ownership, the carrying value at June 30, 2024 exceeded our share of the investees' book value by $10.4 million which is primarily attributable to goodwill and intangible assets.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Trade payables to customers	$12,005	$20,512
Other accounts payable	6,826	4,953
Accounts payable and other payables	$18,831	$25,465

Deferred revenue	$22,354	$7,419
Advances from customers	240,932	173,944
Deferred revenue and other advances	$263,286	$181,363

As of June 30, 2024 and June 30, 2023, advances from customers included $99.6 million and $79.8 million, respectively, of advances related to precious metals leases.

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

The Company enters into derivative transactions solely for the purpose of hedging its inventory subject to price risk, and not for speculative market purposes. Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, whereby the gains or losses would be deferred and included as a component of other comprehensive income. Instead, gains or losses resulting from the Company's forward and futures contracts and open sale and purchase commitments are reported in the consolidated statements of income as unrealized gains or losses on commodity contracts (a component of cost of sales), with the related unrealized amounts due from or to counterparties reflected as derivative assets or liabilities on the consolidated balance sheets.

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

	June 30, 2024				June 30, 2023
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$102,091	$(4,079)	$—	$98,012	$53,924	$(15,967)	$—	$37,957
Futures contracts	1,557	—	—	1,557	832	—	—	832
Forward contracts	15,151	—	—	15,151	39,092	—	—	39,092
	$118,799	$(4,079)	$—	$114,720	$93,848	$(15,967)	$—	$77,881
Nettable derivative liabilities:
Open sale and purchase commitments	$8,724	$(1,034)	$—	$7,690	$2,271	$(1,418)	$—	$853
Margin accounts	22,316	—	(17,550)	4,766	17,681	—	(13,240)	4,441
Futures contracts	39	—	—	39	1,161	—	—	1,161
Forward contracts	14,256	—	—	14,256	1,621	—	—	1,621
	$45,335	$(1,034)	$(17,550)	$26,751	$22,734	$(1,418)	$(13,240)	$8,076

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

Below is a summary of the net gains (losses) on derivative instruments (in thousands):

	Year Ended June 30,
	2024	2023	2022
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open futures commodity and forward contracts and open sale and purchase commitments, net	$18,225	$53,453	$(18,799)
Realized (losses) gains on futures commodity contracts, net	(16,563)	43,630	66,624
	$1,662	$97,083	$47,825

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

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk (in thousands):

	June 30, 2024	June 30, 2023
Inventories	$1,097,144	$981,643
Precious metals held under financing arrangements	22,066	25,530
	1,119,210	1,007,173
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(3,236)	(948)
Premium on metals position	(34,175)	(29,358)
Precious metal value not hedged	(37,411)	(30,306)

Commitments at market:
Open inventory purchase commitments	817,900	921,108
Open inventory sales commitments	(388,184)	(587,392)
Margin sale commitments	(22,316)	(17,682)
In-transit inventory no longer subject to market risk	(21,715)	(5,505)
Unhedgeable premiums on open commitment positions	10,986	11,224
Borrowed precious metals	(31,993)	(21,642)
Product financing arrangements	(517,744)	(335,831)
Advances on industrial metals	394	698
	(152,672)	(35,022)

Precious metal subject to price risk	929,127	941,845

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	843,439	767,767
Precious metals futures contracts at market values	83,214	170,466
Total market value of derivative financial instruments	926,653	938,233

Net precious metals subject to commodity price risk	$2,474	$3,612

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. As of June 30, 2024 and June 30, 2023, the Company had the following outstanding commitments and open forward and futures contracts (in thousands):

	June 30, 2024	June 30, 2023
Purchase commitments	$817,900	$921,108
Sales commitments	$(388,184)	$(587,392)
Margin sales commitments	$(22,316)	$(17,682)
Open forward contracts	$843,439	$767,767
Open futures contracts	$83,214	$170,466

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying consolidated balance sheets. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. As of June 30, 2024, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

	June 30, 2024	June 30, 2023
Foreign exchange forward contracts	$4,793	$7,101
Open sale and purchase commitment transactions, net	$4,705	$5,611

13. INCOME TAXES

Net income from operations before provision for income taxes is shown below (in thousands):

	Year Ended June 30,
	2024	2023	2022
U.S.	$83,317	$203,139	$166,379
Foreign	(539)	31	38
	$82,778	$203,170	$166,417

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate are shown below (in thousands):

	Year Ended June 30,
	2024	2023	2022
Current:
Federal	$14,177	$39,408	$32,518
State and local	1,847	5,371	4,701
Foreign	419	37	225
	16,443	44,816	37,444
Deferred:
Federal	(2,000)	178	(3,281)
State and local	(608)	1,407	(825)
Foreign	(90)
	(2,698)	1,585	(4,106)

Income tax expense	$13,745	$46,401	$33,338

Effective income tax rate	16.6%	22.8%	20.0%

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the years ended June 30, 2024, 2023, and 2022 primarily due to the excess tax benefit from share-based compensation and the foreign derived intangible income special deduction, partially offset by state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures. In addition, for the year ended June 30, 2024, our effective tax rate differed from the federal statutory rate due to a one-time adjustment related to our acquisition of a controlling interest in SGB.

A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to income before tax are set forth below (in thousands):

	Year Ended June 30,
	2024	2023	2022
Federal income tax provision at statutory rate	$17,383	$42,666	$34,947
State and local tax, net of federal benefit	1,188	5,083	3,236
Adjustment related to acquisition of a controlling interest in SGB	(4,544)	—	—
Foreign derived intangible income	(93)	(791)	(1,476)
Stock-based compensation	(1,095)	(1,171)	(3,075)
State rate change	(231)	202	(171)
Permanent adjustments	509	311	(252)
Foreign rate differential	66	30	217
Foreign withholding taxes	377	—	—
Other	185	71	(88)
	$13,745	$46,401	$33,338

Income Taxes Receivable and Payable

As of June 30, 2024 and June 30, 2023, we had an income tax receivable of $1.6 million and payable of $1.0 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2024 and June 30, 2023, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of June 30, 2024, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state and foreign), resulting in a federal deferred tax liability of $12.5 million, a state deferred tax liability of $1.7 million, and a foreign deferred tax liability of $8.1 million. As of June 30, 2023, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a federal deferred tax liability of $14.4 million and a state deferred tax liability of $2.3 million.

As a result of the acquisition of LPM and a controlling interest in SGB in fiscal year 2024, the Company recorded $8.1 million of net deferred tax liabilities primarily on the excess of book basis over the tax basis of the acquired intangible assets. As of June 30, 2024, the Company intends to indefinitely reinvest the cumulative undistributed earnings held by its foreign subsidiaries.

The schedule of deferred taxes presented below summarizes the components of deferred taxes that have been classified as deferred tax assets and liabilities related to taxable and deductible temporary differences (in thousands):

	June 30, 2024	June 30, 2023
Accrued compensation	$196	$195
Lease liabilities	1,737	1,800
Stock-based compensation	1,398	1,409
State tax accrual	134	422
Net operating loss carryforwards	12	2
Other	51	39
Deferred tax assets	3,528	3,867

Intangible assets	(18,657)	(13,111)
Fixed assets	(1,056)	(1,036)
Earnings from equity method investment	(3,879)	(4,534)
Investment in partnership	(442)	(204)
Right of use assets	(1,614)	(1,637)
Other	(67)	(22)
Deferred tax liabilities	(25,715)	(20,544)

Net deferred tax liability	$(22,187)	$(16,677)

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

	Year Ended June 30,
	2024	2023	2022
Beginning balance	$146	$146	$277
Decreases in tax positions for prior year	—	—	(93)
Reductions due to lapse of statute of limitations	(8)	—	(38)
Additions as a result of acquired tax positions	85	—	—
	$223	$146	$146

In addition to the $0.2 million of accrued tax expense as shown in the table above, the Company has $0.2 million of interest and penalties accrued to date related to its uncertain tax positions. As of June 30, 2024, the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $0.4 million, and, if recognized, would reduce the Company's effective tax rate.

Tax Examinations

The Company files income tax returns in the United States, and various state, local, and foreign jurisdictions. The Company is currently subject to a three year statute of limitations for federal income tax purposes and, in general, three to six year statutes of limitations for state and foreign tax purposes.

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
2)
Solid Crossing Inc. ("Solid Crossing"). SGB's corporate office space is leased from Solid Crossing, whose owners are affiliates of SGB.
3)
Equity method investees. As of June 30, 2024, the Company had six investments in privately-held entities which have been determined to be equity method investees and related parties.

Our related party transactions primarily include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, (iv) hedging transactions, and (v) related party lease arrangements. Below is a summary of our related party transactions. The amounts presented for each period reflect each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

Our related party net receivables and payables balances were as shown below (in thousands):

	June 30, 2024				June 30, 2023
	Receivables		Payables		Receivables		Payables
Stack's Bowers Galleries	$729	(1)	$—		$534	(2)	$—
Equity method investees	—		12,986	(3)	737	(2)	2,977	(3)
Other	—		8,449	(3)	—		—
	$729		$21,435		$1,271		$2,977

(1)
Balance includes trade receivables, secured loans receivables, and other receivables, net
(2)
Balance includes trade receivables and other receivables, net
(3)
Balance includes note payables, trade payables, and other payables, net

Secured Loans Receivable

On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest (or "royalty income") equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. The initial term of the loan was 180 days; thereafter, the line of credit has been extended by additional consecutive 30-day periods by mutual agreement. As of June 30, 2024 and June 30, 2023, the outstanding principal balance of this loan was $0.0 million and $0.0 million, respectively.

On March 4, 2022, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit based on the collateral value of Stack's Bowers Galleries' secured customers' notes. The loan bears interest at a competitive rate per annum, with a maximum borrowing line of $3.0 million. The initial term of the loan was 180 days; thereafter, the line of credit has been extended by additional consecutive 180-day periods by mutual agreement. As of June 30, 2024 and June 30, 2023, the outstanding principal balance of this loan was $0.0 million and $0.0 million, respectively.

Operating Lease Right of Use Assets

As of June 30, 2024 and June 30, 2023, we recorded related party right of use assets of $2.0 million and $0.0 million, respectively.

Long-term Investments

As of June 30, 2024 and June 30, 2023, the aggregate carrying balance of the equity method investments was $50.2 million and $88.3 million, respectively. (See Note 10.)

Other Long-term Assets

In June 2022, in conjunction with the Company’s acquisition of an additional 40% ownership interest in SGB, the Company acquired an option to purchase additional ownership interest in SGB. This option was partially exercised and modified in June 2024. The option is exercisable through September 2025. (See Note 1 and Note 3.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026; the CCP Note may be further extended by mutual agreement. As of June 30, 2024 and June 30, 2023, the outstanding principal balance of the CCP Note was $4.0 million and $0.5 million, respectively.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. The dividend was paid on September 9, 2024. The dividend paid to the Company from SGB was $7.5 million which was recorded as a dividend receivable to A-Mark from SGB as of June 30, 2024 and has been eliminated upon consolidation. The remaining $8.4 million due to the other shareholders was recorded as a note payable by SGB as of June 30, 2024.

Activity with Related Parties

Sales and Purchases

Our sales and purchases with companies deemed to be related parties were as follows (in thousands):

	Year Ended June 30,
	2024		2023		2022
	Sales	Purchases	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$157,917	$67,173	$153,409	$49,460	$95,271	$51,220
Equity method investees(1)	1,397,906	74,405	1,212,936	45,651	756,583	48,529
	$1,555,823	$141,578	$1,366,345	$95,111	$851,854	$99,749

(1)
Includes sales and purchases activity with SGB prior to the Company acquiring a majority ownership interest in SGB in June 2024.

Interest Income

We earned interest income from related parties as set forth below (in thousands):

	Year Ended June 30,
	2024	2023	2022
Interest income from secured loans receivables	$78	$—	$155
Interest income from finance products and repurchase arrangements	10,345	7,839	6,668
	$10,423	$7,839	$6,823

Selling, General, and Administrative

The Company incurred selling, general, and administrative expense related to its leasing agreements with Solid Crossing and Stack's Bowers Galleries and consulting agreement with Cerberus Limited of $285,000, $34,000, and $0 during the years ended June 30, 2024, 2023, and 2022, respectively.

Interest Expense

The Company incurred interest expense related to its note with CCP of $78,000, $38,000, and $0 during the years ended June 30, 2024, 2023, and 2022, respectively.

Equity Method Investments — Earnings, Dividends and Distributions Received

The Company's proportional share of our equity method investee's earnings was $4.0 million, $12.6 million, and $6.9 million during the years ended June 30, 2024, 2023, and 2022, respectively.

The Company received dividend and distribution payments from our equity method investees that totaled, in the aggregate, $0.6 million, $1.0 million, and $1.7 million during the years ended June 30, 2024, 2023, and 2022, respectively.

Other Income

The Company earned royalty and consulting services income from related parties that totaled $1.2 million, $2.6 million, and $2.2 million during the years ended June 30, 2024, 2023, and 2022, respectively.

Foreign Currency Exchange Transactions with Related Person

Jeffrey D. Benjamin, A-Mark's Chairman of the Board, engaged in foreign currency transactions through A-Mark for an aggregate dollar value of $3.1 million, $2.1 million, and $1.3 million during the years ended June 30, 2024, 2023, and 2022, respectively. The Company believes that all transactions were on an arms' length basis and on terms and conditions applicable to unaffiliated third parties.

15. FINANCING AGREEMENTS

Lines of Credit - Trading Credit Facility

On December 21, 2021, the Company entered into a three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. In September 2023, this Trading Credit Facility was amended to add a new lender, a new subsidiary loan party and guarantor and modify certain terms and conditions of the Trading Credit Facility, including increasing the incremental facility feature to $190 million, eliminating provisions whereby lenders under certain conditions could require repayment of all obligations outstanding under the Trading Credit Facility within 10 days on demand, and updating the maturity date to September 20, 2025. As a result, the Trading Credit Facility was reclassified to long-term during the three months ended September 30, 2023. In June 2024, we amended the Trading Credit Facility to increase the total facility feature to $422.5 million as well as other terms and conditions.

The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by all of the Company's subsidiaries. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of June 30, 2024, the interest rate on our Trading Credit Facility was approximately 7.7% and the daily SOFR rate was approximately 5.3%.

The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. We routinely use funds drawn under the Trading Credit Facility to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $245.0 million and $235.0 million at June 30, 2024 and June 30, 2023, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $145.5 million and $115.0 million as determined on June 30, 2024 and June 30, 2023, respectively. As of June 30, 2024 and June 30, 2023, the remaining unamortized balance of loan costs was approximately $3.4 million and $2.4 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of June 30, 2024.

Interest expense related to the Company’s Trading Credit Facility totaled $24.3 million, $15.9 million, and $8.5 million, which represents 61.4%, 50.3%, and 38.6% of the total interest expense recognized for the years ended June 30, 2024, 2023, and 2022, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate of 8.50%, 7.15%, and 4.47% for the years ended June 30, 2024, 2023, and 2022, respectively.

Notes Payable - AMCF Notes

In September 2018, AM Capital Funding, LLC (“AMCF”), previously a wholly-owned subsidiary of CFC, completed an issuance of Secured Senior Term Notes (collectively, the "AMCF Notes"): Series 2018-1, Class A (the “Class A Notes”) in the aggregate principal amount of $72.0 million and Secured Subordinated Term Notes, Series 2018-1, Class B (the “Class B Notes”) in the aggregate principal amount of $28.0 million. The Class A Notes bore interest at a rate of 4.98% and the Class B Notes bore interest at a rate of 5.98%. The AMCF Notes were repaid in full in December 2023; AMCF was dissolved in June 2024.

For the years ended June 30, 2024, 2023, and 2022, interest expense related to the AMCF Notes (including loan amortization costs) totaled $2.5 million, $5.7 million, and $5.8 million which represents 6.3%, 17.9%, and 26.3% of the total interest expense recognized by the Company, respectively. For the years ended June 30, 2024, 2023, and 2022, the AMCF Notes' weighted-average effective interest rate was 5.88%, 5.88%, and 5.88%, respectively.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed metals with market values totaling $32.0 million and $21.6 million as of June 30, 2024 and June 30, 2023, respectively, which was included in inventories on the consolidated balance sheet.

For the years ended June 30, 2024, 2023, and 2022, the interest expense related to liabilities on borrowed metals totaled $2.0 million, $1.9 million, and $1.3 million which represents 5.0%, 5.9%, and 6.0% of the total interest expense recognized by the Company, respectively.

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

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory upon demand at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the consolidated statements of income. Such obligations totaled $517.7 million and $335.8 million as of June 30, 2024 and June 30, 2023, respectively.

For the years ended June 30, 2024, 2023, and 2022, the interest expense related to product financing arrangements totaled $9.9 million, $6.9 million, and $4.3 million, which represents 25.0%, 21.7%, and 19.4% of the total interest expense recognized by the Company, respectively.

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

Employment and Non-Compete Agreements

As of June 30, 2024, the Company was a party to various employment agreements and non-compete and/or non-solicitation agreements with its employees, including employment agreements with (a) Greg Roberts, our Chief Executive Officer, which expires in June 2027, and (b) Thor Gjerdrum, our President, and (c) Brian Aquilino, our Chief Operating Officer, which expire in June 2025. The Company's employment agreement with Michael Wittmeyer, formerly Chief Executive Officer of JMB, was terminated as of June 30, 2023, at which time the Company and Mr. Wittmeyer entered into a consulting agreement, which expires in June 2025. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items, and the employment agreements and the consulting agreement contain various non-compete and non-solicitation provisions.

Employee Benefit Plan

The Company maintains an employee retirement savings plan for United States employees under the Internal Revenue Code section 401(k). There is an automatic default contribution for newly eligible employees in which 3% will be deducted pre-tax from the employee’s pay and invested in their default fund unless directed otherwise. Employees are eligible to participate in the plan after three complete calendar months of service by the next plan entry date and are 21 years of age. All contributions are immediately vested. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributes 100% of the eligible employees' contributions on the first 3% of the participants' contribution, plus 50% of the next 3% of the participants contribution up to the IRS' maximum annual contribution. The Company's matching 401(k) contributions totaled $1.2 million, $1.0 million, and $0.7 million for the years ended June 30, 2024, 2023, and 2022, respectively.

17. STOCKHOLDERS’ EQUITY

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

On April 4, 2024, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on April 16, 2024. The dividend was paid on April 29, 2024 and totaled $4.6 million.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of June 30, 2024, 848,509 shares remain authorized for repurchase under the program.

During the year ended June 30, 2024, we repurchased 815,756 shares under the program for $22.4 million. From inception of the program through June 30, 2024, we repurchased a total of 1,151,491 shares for $32.2 million.

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

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of June 30, 2024, 1,692,891 shares were available for issuance of new awards under the 2014 Plan.

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

Stock Options

The Company measures the compensation cost of stock options using the Black-Scholes option pricing model, which uses various inputs such as the market price per share of common stock and estimates that include the risk-free interest rate, volatility, expected life and dividend yield. The weighted-averages for key assumptions used in determining the fair value of options granted were as follows:

	Year Ended June 30,
	2024	2023	2022
Average volatility	n/a (1)	47.96%	n/a (1)
Risk-free interest rate	n/a (1)	3.76%	n/a (1)
Weighted-average expected life in years	n/a (1)	6.0	n/a (1)
Dividend yield rate annual	n/a (1)	2.10%	n/a (1)

(1) Not applicable; no employee stock options were issued.

The Company incurred compensation expense related to stock options of $0.7 million, $1.2 million and $1.4 million during the years ended June 30, 2024, 2023, and 2022, respectively. As of June 30, 2024, there was total remaining compensation expense of $0.1 million related to employee stock options, which will be recorded over a weighted-average vesting period of approximately 1.0 years.

The following table summarizes stock option activity:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)		Weighted-Average Grant Date Fair Value Per Award
Fiscal 2022
Outstanding at June 30, 2021	2,318,056	$8.01	$35,343		$3.44
Exercises	(538,596)	$4.32	$15,874		$3.22
Outstanding at June 30, 2022	1,779,460	$7.84	$43,433		$3.51
Exercisable at June 30, 2022	1,147,972	$6.28	$29,811		$2.65
Fiscal 2023
Outstanding at June 30, 2022	1,779,460	$7.84	$43,433		$3.51
Granted	10,000	$39.69	$—	(1)	$16.56
Exercised	(343,200)	$6.68	$8,562		$3.57
Outstanding at June 30, 2023	1,446,260	$7.11	$43,882		$3.58
Exercisable at June 30, 2023	1,175,591	$5.02	$38,505		$2.53
Fiscal 2024
Outstanding at June 30, 2023	1,446,260	$7.11	$43,882		$3.58
Exercises	(287,730)	$7.17	$7,720		$3.82
Outstanding at June 30, 2024	1,158,530	$7.10	$29,354		$3.53
Exercisable at June 30, 2024	1,116,866	$6.60	$28,822		$3.32

(1) The Company issued the options with an exercise price per share not less than the closing market price of common stock on the grant date.

The following table summarizes information about stock options as of June 30, 2024:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$—	$5.00	584,862	5.16	$2.00	584,862	5.16	$2.00
$5.01	$7.50	15,000	2.28	$6.33	15,000	2.28	$6.33
$7.51	$12.50	350,000	1.64	$8.89	350,000	1.64	$8.89
$12.51	$30.00	198,668	6.68	$17.26	162,004	6.67	$17.37
$30.01	$50.00	10,000	8.60	$39.69	5,000	8.60	$39.69
		1,158,530	4.35	$7.10	1,116,866	4.25	$6.60

The following table summarizes nonvested stock option activity:

	Options	Weighted-Average Grant Date Fair Value Per Award
Nonvested outstanding at June 30, 2023	270,669	$8.14
Vested	(229,005)	$7.94
Nonvested outstanding at June 30, 2024	41,664	$9.23

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

The Company incurred compensation expense related to RSUs of $1.2 million, $0.9 million, and $0.8 million during the years ended June 30, 2024, 2023, and 2022, respectively. As of June 30, 2024, there was $1.4 million remaining compensation expense related to RSUs, which will be recorded over a weighted-average vesting period of approximately 2.0 years.

The following table summarizes RSU activity:

	Awards Outstanding	Weighted-Average Fair Value per Unit at Grant Date
Fiscal 2022
Nonvested outstanding at June 30, 2021	25,442	$18.86
Granted	56,205	$32.51
Vested & delivered	(6,360)	$18.86
Vested & deferred (1)	(19,194)	$18.75
Nonvested outstanding at June 30, 2022	56,093	$32.58
Vested but subject to deferred settlement at June 30, 2022 (1)	19,194	$18.75
Outstanding at June 30, 2022	75,287	$29.05
Fiscal 2023
Nonvested outstanding at June 30, 2022	56,093	$32.58
Granted (2)	35,269	$32.90
Vested & delivered	(17,599)	$32.34
Vested & deferred (1)	(10,176)	$35.36
Nonvested outstanding at June 30, 2023	63,587	$32.37
Vested but subject to deferred settlement at June 30, 2023 (1)	29,370	$24.50
Outstanding at June 30, 2023	92,957	$29.89
Fiscal 2024
Nonvested outstanding at June 30, 2023 (2)	63,587	$32.37
Granted	38,135	$28.18
Vested & delivered	(24,696)	$31.69
Vested & deferred (1)	(12,577)	$29.69
Forfeited	(3,132)	$36.19
Nonvested outstanding at June 30, 2024 (2)	61,317	$30.61
Vested but subject to deferred settlement at June 30, 2024 (1)	41,947	$26.06
Outstanding at June 30, 2024 (2)	103,264	$28.76

(1) Certain RSU holders elected to defer settlement of the RSUs to a specified date. The DSU holder is contractually obligated to defer settlement of the DSUs to a specified date following the holder’s termination of service.

(2) Includes 6,265 RSUs that vest based on continuous employment and achievement of non-market performance goals through June 30, 2025, and 2026.

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

The fair value of this liability award is estimated with a Black-Scholes valuation model that uses certain assumptions, such as expected volatility, risk-free interest rate, life of the award, dividend rate and strike price. The Company also estimates the most probable aggregate total of the performance bonus to be paid over the performance period in determining the strike price of the award. The grant date fair value of this liability award was $5.7 million. The fair value of this liability award was $3.2 million as of June 30, 2024 resulting from the following assumptions: a performance bonus estimate of $4.0 million to be paid over the four-year term, a risk-free rate of 4.5%, and an equity volatility of 50.0%.

Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating due to remeasurement of fair value at the end of each reporting period because the award is classified as a liability. During the year ended June 30, 2024, the Company recognized $0.8 million of compensation expense related to this cash incentive bonus award.

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
18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentrations

The following customer provided 10 percent or more of the Company's revenues (in thousands):

	Year Ended June 30,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$9,699,039	100.0%	$9,286,561	100.0%	$8,159,254	100.0%
Customer concentrations
HSBC Bank (1)	$2,114,253	21.8%	$1,191,436	12.8%	492,390	6.0%

(1) Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales and Ancillary Services segment.

No single customer provided 10 percent or more of the Company's accounts receivable balances as of June 30, 2024.

The following customers accounted for 10 percent or more of the Company's secured loans receivable (in thousands):

	June 30, 2024		June 30, 2023
	Amount	Percent	Amount	Percent
Total secured loans	$113,067	100.0%	$100,620	100.0%
Customer concentrations
Customer A	$13,500	11.9%	$13,500	13.4%
Customer B	$17,724	15.7%	$-	0.0%

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

Revenue

in thousands	Year Ended June 30,
	2024		2023		2022
Revenue by segment (1)
Wholesale Sales & Ancillary Services	$9,253,473		$8,753,549		$7,647,950
Eliminations of inter-segment sales	(1,006,103)		(1,464,410)		(1,623,208)
Wholesale Sales & Ancillary Services, net of eliminations (2)	8,247,370		7,289,139		6,024,742
Direct-to-Consumer	1,451,669	(a)	1,997,422	(b)	2,134,512	(c)
	$9,699,039		$9,286,561		$8,159,254

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $14.3 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $3.5 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Includes $2.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands	Year Ended June 30,
	2024	2023	2022
Revenue by geographic region
United States	$4,722,191	$5,634,423	$5,215,858
Europe	4,290,701	2,780,015	1,998,105
North America, excluding United States	599,873	837,504	893,575
Asia Pacific	80,997	26,891	39,863
Africa	12	—	17
Australia	5,265	7,728	11,836
	$9,699,039	$9,286,561	$8,159,254

Gross Profit and Gross Margin Percentage

in thousands	Year Ended June 30,
	2024	2023	2022
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$84,773	$126,816	$113,316
Eliminations and adjustments	5,436	(1,138)	777
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	90,209	125,678	114,093
Direct-to-Consumer, net of eliminations	83,046	168,991	147,672
	$173,255	$294,669	$261,765
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	0.916%	1.449%	1.482%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	1.094%	1.724%	1.894%
Direct-to-Consumer	5.721%	8.460%	6.918%
Consolidated gross margin percentage	1.786%	3.173%	3.208%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands	Year Ended June 30,
	2024	2023	2022
Operating income (expenses) by segment
Wholesale Sales & Ancillary Services	$(38,235)	$(34,939)	$(34,004)
Eliminations	(123)	(247)	(254)
Wholesale Sales & Ancillary Services, net of eliminations	$(38,358)	$(35,186)	$(34,258)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general, and administrative expenses	$(45,968)	$(40,181)	$(40,844)
Depreciation and amortization expense	(1,860)	(970)	(891)
Interest income	15,730	12,523	10,706
Interest expense	(28,252)	(19,660)	(10,034)
Earnings from equity method investments	3,998	12,575	6,903
Other income, net	1,064	161	—
Remeasurement gain on pre-existing equity interest	16,669	—	—
Unrealized gains (losses) on foreign exchange	261	366	(98)
	$(38,358)	$(35,186)	$(34,258)
Direct-to-Consumer
Selling, general, and administrative expenses	$(42,456)	$(42,976)	$(34,152)
Depreciation and amortization expense	(9,273)	(11,204)	(26,057)
Interest income	3	—	—
Interest expense	(2,838)	(4,098)	(2,958)
Earnings from equity method investments	14	—	—
Other income (expense), net	5	142	(229)
Unrealized gains on foreign exchange	38	—	—
	$(54,507)	$(58,136)	$(63,396)
Secured Lending
Selling, general, and administrative expenses	$(1,376)	$(2,125)	$(1,622)
Depreciation and amortization expense	(264)	(351)	(352)
Interest income	11,435	9,708	11,094
Interest expense	(8,441)	(7,770)	(9,000)
Earnings from equity method investments	32	1	4
Other income, net	1,002	2,360	2,182
	$2,388	$1,823	$2,306

Net Income Before Provision for Income Taxes

in thousands	Year Ended June 30,
	2024	2023	2022
Net income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$51,851	$90,492	$79,835
Direct-to-Consumer	28,539	110,855	84,276
Secured Lending	2,388	1,823	2,306
	$82,778	$203,170	$166,417

Advertising Expense

in thousands	Year Ended June 30,
	2024	2023	2022
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(2,402)	$(1,639)	$(627)
Direct-to-Consumer	(12,620)	(14,001)	(11,353)
Secured Lending	(231)	(237)	(198)
	$(15,253)	$(15,877)	$(12,178)

Capital Expenditures for Long-Lived Assets

in thousands	Year Ended June 30,
	2024	2023	2022
Capital expenditures for long-lived assets by segment
Wholesale Sales & Ancillary Services	$(6,522)	$(3,173)	$(1,048)
Direct-to-Consumer	(9,249)	(6,610)	(1,831)
	$(15,771)	$(9,783)	$(2,879)

Precious Metals Held Under Financing Arrangements

in thousands
	June 30, 2024	June 30, 2023
Precious metals held under financing arrangements by segment
Wholesale Sales & Ancillary Services	$22,066	$10,580
Secured Lending	—	14,950
	$22,066	$25,530

Inventories

in thousands
	June 30, 2024	June 30, 2023
Inventories by segment
Wholesale Sales & Ancillary Services	$924,804	$815,576
Direct-to-Consumer	172,340	109,226
Secured Lending	—	56,841
	$1,097,144	$981,643

in thousands
	June 30, 2024	June 30, 2023
Inventories by geographic region
United States	$989,272	$938,177
North America, excluding United States	53,648	20,787
Europe	18,519	18,454
Asia	35,705	4,139
Australia	—	86
	$1,097,144	$981,643

Total Assets

in thousands
	June 30, 2024	June 30, 2023
Total assets by segment
Wholesale Sales & Ancillary Services (1)	$1,262,385	$1,110,615
Eliminations	(240,380)	(214,009)
Wholesale Sales & Ancillary Services, net of eliminations	1,022,005	896,606
Direct-to-Consumer	690,547	471,796
Secured Lending	115,268	177,169
	$1,827,820	$1,545,571

(1)
Our equity method investments are primarily recorded within our Wholesale Sales & Ancillary Services segment.

in thousands
	June 30, 2024	June 30, 2023
Total assets by geographic region
United States	$1,539,395	$1,500,555
North America, excluding United States	188,100	20,787
Europe	20,512	20,004
Asia	79,813	4,139
Australia	—	86
	$1,827,820	$1,545,571

Long-term Assets

in thousands
	June 30, 2024	June 30, 2023
Long-term assets by segment
Wholesale Sales & Ancillary Services	$109,643	$116,189
Direct-to-Consumer	273,933	159,918
Secured Lending	2,041	2,273
	$385,617	$278,380

in thousands
	June 30, 2024	June 30, 2023
Long-term assets by geographic region
United States	$238,169	$278,378
North America, excluding United States	114,475	$—
Europe	2	2
Asia	32,971	—
	$385,617	$278,380

Goodwill

in thousands
	June 30, 2024	June 30, 2023
Goodwill by segment
Wholesale Sales & Ancillary Services	$29,915	$8,881
Direct-to-Consumer(1)	170,022	92,062
	$199,937	$100,943

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	June 30, 2024	June 30, 2023
Intangible assets by segment
Wholesale Sales & Ancillary Services	$12,586	$2,687
Direct-to-Consumer(1)	89,077	59,943
	$101,663	$62,630

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.

20. SUBSEQUENT EVENTS

On July 31, 2024, the Company paid a regular cash dividend of $0.20 per share to stockholders of record as of July 18, 2024.

On August 20, 2024, our board of directors declared a regular dividend of $0.20 per share, which is payable on October 22, 2024 to stockholders of record as of October 8, 2024.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework ("2013 framework"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2024 based on criteria in Internal Control –Integrated Framework issued by the COSO.

Management's evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2024 did not include internal controls over financial reporting for LPM that we acquired in February 2024 or SGB for which we acquired a controlling interest in June 2024. LPM comprised approximately 3% of our total assets as of June 30, 2024 and less than 1% of our total revenues for the year ended June 30, 2024. SGB comprised approximately 10% of our total assets as of June 30, 2024 and less than 1% of our total revenues for the year ended June 30, 2024.

Grant Thornton LLP, an independent registered public accounting firm, has issued its report on the Company’s internal control over financial reporting as of June 30, 2024, which appears elsewhere in this Form 10-K.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2024.

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

10.04**

Lease Agreement, dated as of July 7, 2016, between The Plaza CP LLP and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.6 to the Report on Form 10-K for the year ended June 30, 2016.

10.05**

Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of November 21, 2014. Incorporated by reference to Exhibit 10.23 to the Report on Form 10-K for the year ended June 30, 2015.

10.06**

First Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of August 28, 2015. Incorporated by reference to Exhibit 10.24 to the Report on Form 10-K for the year ended June 30, 2015.

10.07**

Joinder and Third Amendment to Credit Agreement, effective as of September 30, 2022, by and among A-Mark Precious Metals, Inc., the Lenders party thereto, CIBC Bank USA, as administrative agent for the Lenders, and certain other parties thereto. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on November 8, 2022.

10.09*^	Non-Employee Director Compensation Policy, as amended and restated on November 15, 2023.
10.10*	Stock Ownership Guidelines for Directors, effective April 29, 2021, as amended on August 20, 2024.

10.11**	Form of Restricted Stock Units Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q filed on May 14, 2021.

10.12**	Form of Deferred Stock Units Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q filed on May 14, 2021.

10.13**	Amended and Restated 2014 Stock Award And Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q filed on May 9, 2022.

10.14**	Employment Agreement, executed May 18, 2022, between A-Mark Precious Metals, Inc. and Thor Gjerdrum. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated May 20, 2022.

10.15**

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

10.16**

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

10.17**^

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

10.19**^	Consulting Agreement, dated June 5, 2023, between A-Mark Precious Metals, Inc. and Michael R. Wittmeyer. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on June 7, 2023.

10.20**^	Employment Agreement, dated February 1, 2023, between A-Mark Precious Metals, Inc. and Brian Aquilino. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on February 7, 2023.

10.21**	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed on May 10, 2023.

10.22**	Waiver and Fifth Amendment to Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q filed on May 10, 2023.

10.23**	Eighth Amendment to Credit Agreement. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed on February 8, 2024.

10.24**

Joinder, Incremental Assumption Agreement and Ninth Amendment to Credit Agreement, effective as of June 24, 2024, by and among A-Mark Precious Metals, Inc., the other Loan Parties party thereto, the Lenders party hereto, and CIBC BANK USA, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on June 26, 2024.

10.25*	Second Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of November 20, 2015.

10.26*	Third Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of April 20, 2018.

10.27*	Fourth Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of November 17, 2023.

10.28*	Fifth Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of March 3, 2024.

10.29*	Sixth Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of June 20, 2024.

14.1**	Code of Business Conduct and Ethics, effective as of May 6, 2024. Incorporated by reference to Exhibit 14.1 to the Report on Form 10-Q filed on May 9, 2024.

19*	A-Mark Precious Metals, Inc. Insider Trading Policy, as amended May 10, 2024.

21*	List of Subsidiaries of A-Mark Precious Metals, Inc.

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

97**^	Incentive-Based Compensation Recovery Policy, adopted October 27, 2023. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed November 8, 2023.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104*	Cover Page interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Previously filed

^ Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.

Date:	September 13, 2024	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	September 13, 2024	By:	/s/ Kathleen Simpson-Taylor
Kathleen Simpson-Taylor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Director	September 13, 2024
Jeffrey D. Benjamin	(Chairman of the board of directors)

/s/ Gregory N. Roberts	Chief Executive Officer and Director	September 13, 2024
Gregory N. Roberts	(Principal Executive Officer)

/s/ Kathleen Simpson-Taylor	Chief Financial Officer	September 13, 2024
Kathleen Simpson-Taylor	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ellis Landau	Director	September 13, 2024
Ellis Landau

/s/ Beverley Lepine	Director	September 13, 2024
Beverley Lepine

/s/ Carol Meltzer	Director	September 13, 2024
Carol Meltzer

/s/ John U. Moorhead	Director	September 13, 2024
John U. Moorhead

/s/ Jess M. Ravich	Director	September 13, 2024
Jess M. Ravich

/s/ Monique Sanchez	Director	September 13, 2024
Monique Sanchez

/s/ Kendall Saville	Director	September 13, 2024
Kendall Saville

/s/ Michael R. Wittmeyer	Director	September 13, 2024
Michael R. Wittmeyer