Form 10-Q
period 2024-09-30
A-Mark Precious Metals, Inc.
filed 2024-11-08
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 23,184,059 shares of common stock, par value $0.01 per share outstanding.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2024

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to the Condensed Consolidated Financial Statements and Notes thereof

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2024	June 30, 2024
	(unaudited)
ASSETS
Current assets
Cash	$46,924	$48,636
Receivables, net	71,831	36,596
Derivative assets	108,721	114,720
Secured loans receivable	101,887	113,067
Precious metals held under financing arrangements	27,354	22,066
Inventories:
Inventories	735,555	579,400
Restricted inventories	541,744	517,744
	1,277,299	1,097,144
Income tax receivable	2,338	1,562
Prepaid expenses and other assets	9,188	8,412
Total current assets	1,645,542	1,442,203
Operating lease right of use assets	8,990	9,543
Property, plant, and equipment, net	20,008	20,263
Goodwill	199,937	199,937
Intangibles, net	97,807	101,663
Long-term investments	51,005	50,458
Other long-term assets	5,728	3,753
Total assets	$2,029,017	$1,827,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Liabilities on borrowed metals	$39,487	$31,993
Product financing arrangements	541,744	517,744
Accounts payable and other payables	10,712	18,831
Deferred revenue and other advances	327,556	263,286
Derivative liabilities	46,045	26,751
Accrued liabilities	17,378	16,798
Notes payable	6,694	8,367
Total current liabilities	989,616	883,770
Lines of credit	337,000	245,000
Notes payable	3,994	3,994
Deferred tax liabilities	22,293	22,187
Other liabilities	11,397	11,013
Total liabilities	1,364,300	1,165,964
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of September 30, 2024 or June 30, 2024	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 24,196,095 and 23,965,427 shares issued and 23,184,059 and 22,953,391 shares outstanding as of September 30, 2024 and June 30, 2024, respectively	242	240
Treasury stock, 1,012,036 and 1,012,036 shares at cost as of September 30, 2024 and June 30, 2024, respectively	(28,277)	(28,277)
Additional paid-in capital	172,372	168,771
Accumulated other comprehensive income	167	61
Retained earnings	466,556	466,838
Total A-Mark Precious Metals, Inc. stockholders’ equity	611,060	607,633
Noncontrolling interests	53,657	54,223
Total stockholders’ equity	664,717	661,856
Total liabilities and stockholders’ equity	$2,029,017	$1,827,820

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data; unaudited)

	Three Months Ended September 30,
	2024	2023
Revenues	$2,715,096	$2,484,618
Cost of sales	2,671,653	2,435,213
Gross profit	43,443	49,405
Selling, general, and administrative expenses	(26,617)	(21,845)
Depreciation and amortization expense	(4,709)	(2,792)
Interest income	7,087	6,102
Interest expense	(9,987)	(9,823)
Earnings from equity method investments	578	2,709
Other income, net	200	273
Unrealized gains (losses) on foreign exchange	178	(94)
Net income before provision for income taxes	10,173	23,935
Income tax expense	(1,755)	(4,952)
Net income	8,418	18,983
Net (loss) income attributable to noncontrolling interests	(566)	156
Net income attributable to the Company	$8,984	$18,827
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.39	$0.81
Diluted	$0.37	$0.77

Weighted-average shares outstanding:
Basic	23,028,600	23,364,700
Diluted	23,979,500	24,532,600

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data; unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Treasury Stock		Total A-Mark Precious Metals, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2023	23,672,122	$237	$169,034	$440,639	$(1,025)	(335,735)	$(9,762)	$599,123	$1,270	$600,393
Net income	—	—	—	18,827	—	—	—	18,827	156	18,983
Share-based compensation	—	—	664	—	—	—	—	664	—	664
Cumulative translation adjustment, net of tax	—	—	—	—	187	—	—	187	—	187
Exercise of share-based awards	159,999	2	958	—	—	—	—	960	—	960
Net settlement of share-based awards	10,556	—	(307)	—	—	—	—	(307)	—	(307)
Repurchases of common stock	—	—	—	—	—	(171,268)	(5,016)	(5,016)	—	(5,016)
Dividends declared	—	—	8	(32,787)	—	—	—	(32,779)	—	(32,779)
Balance, September 30, 2023	23,842,677	$239	$170,357	$426,679	$(838)	(507,003)	$(14,778)	$581,659	$1,426	$583,085

Balance, June 30, 2024	23,965,427	$240	$168,771	$466,838	$61	(1,012,036)	$(28,277)	$607,633	$54,223	$661,856
Net income	—	—	—	8,984	—	—	—	8,984	(566)	8,418
Share-based compensation	—	—	320	—	—	—	—	320	—	320
Cumulative translation adjustment, net of tax	—	—	—	—	106	—	—	106	—	106
Exercise of share-based awards	230,668	2	3,279	—	—	—	—	3,281	—	3,281
Dividends declared	—	—	2	(9,266)	—	—	—	(9,264)	—	(9,264)
Balance, September 30, 2024	24,196,095	$242	$172,372	$466,556	$167	(1,012,036)	$(28,277)	$611,060	$53,657	$664,717

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$8,418	$18,983
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,709	2,792
Amortization of loan cost	665	522
Share-based compensation	320	664
Earnings from equity method investments	(578)	(2,709)
Dividends and distributions received from equity method investees	169	269
Other	1,085	344
Changes in assets and liabilities:
Receivables, net	(35,235)	928
Secured loans made to affiliates	(4,816)	—
Derivative assets	5,999	(9,692)
Income tax receivable	(776)	—
Precious metals held under financing arrangements	(5,288)	6,251
Inventories	(180,155)	(19,166)
Prepaid expenses and other assets	(987)	(878)
Accounts payable and other payables	(8,119)	(16,665)
Deferred revenue and other advances	64,270	(30,194)
Derivative liabilities	19,294	12,341
Liabilities on borrowed metals	7,494	85
Accrued liabilities	(3,998)	(10,686)
Income tax payable	—	2,549
Net cash used in operating activities	(127,529)	(44,262)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(607)	(1,886)
Secured loans receivable, net	16,001	1,458
Other	87	—
Net cash provided by (used in) investing activities	15,481	(428)
Cash flows from financing activities:
Product financing arrangements, net	24,000	53,784
Dividends paid	(4,633)	(28,034)
Borrowings under lines of credit	542,000	584,000
Repayments under lines of credit	(450,000)	(549,000)
Repayments on notes payable to related party	(1,672)	(257)
Repurchases of common stock	—	(4,904)
Debt funding issuance costs	(2,640)	(2,625)
Proceeds from the exercise of share-based awards	3,281	960
Payments for tax withholding related to net settlement of share-based awards	—	(307)
Net cash provided by financing activities	110,336	53,617
Net (decrease) increase in cash	(1,712)	8,927
Cash, beginning of period	48,636	39,318
Cash, end of period	$46,924	$48,245
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$10,981	$8,494
Income taxes paid	$2,732	$2,757
Income taxes refunded	$200	$363
Non-cash investing and financing activities:
Declared distributions and unpaid dividends	$4,631	$4,745
Repurchases of common stock on account	$—	$112

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

Wholesale Sales & Ancillary Services

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), and AM/LPM Ventures, LLC, which we formed to acquire LPM Group Limited ("LPM").

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

The Company operates LPM, its Asia headquarters, through its subsidiary AM/LPM Ventures, LLC. Based in Hong Kong, LPM offers the Company's full-service precious metals products and services in Asia and internationally.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”), and through its investment in Silver Gold Bull, Inc. ("SGB"). As of September 30, 2024, JMB had several wholly-owned subsidiaries, including: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"). SGB and Goldline each have a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these Notes to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

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

Silver Gold Bull, Inc.

In 2014, the Company acquired its initial ownership interest in SGB, a leading e-commerce precious metals retailer in Canada. Through its website, SilverGoldBull.com, SGB offers a variety of products from gold, silver, platinum, and palladium bars, coins and rounds, as well as certified coins from mints around the world. In 2018 and 2022, the Company made incremental investments to increase its ownership interest in SGB to 47.4% as of June 2022. Also in June 2022, the Company acquired an option to purchase an additional 27.6% of the outstanding equity of SGB to bring the Company's ownership interest up to 75%. In June 2024, the Company exercised part of its option and acquired an additional 8% ownership interest in SGB for $9.6 million, increasing its ownership interest to 55.4%, at which point SGB became a consolidated subsidiary of the Company. The increased investment in SGB allows the Company to continue its strategy to further expand internationally, particularly in Canada.

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

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. $9.2 million of the dividend was paid to certain shareholders in September 2024. The dividend paid to the Company from SGB in September 2024 was $7.5 million.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2024 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2024 Annual Report.

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

For the Company’s foreign-based equity method investments, the proportionate share of the investee’s income is translated into USD at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. The unrealized gains and losses associated with the translation of the investment are deferred in accumulated other comprehensive income on the Company's condensed consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and June 30, 2024.

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

While the premium component of our bullion coins included in inventory is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than by the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Neither the commemorative coin inventory nor the premium component of our inventory is hedged. (See Note 6.)

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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an ongoing evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments were VIEs as of September 30, 2024 and June 30, 2024.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. The direct costs incurred to acquire treasury stock are treated like stock issue costs and added to the cost of the treasury stock, which includes applicable fees and taxes. Other than the shares issued to acquire LPM in February 2024, there have been no reissuances of treasury stock.

Noncontrolling Interests

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

Commodity forward and futures contracts entered into for hedging purposes are recorded at fair value on the trade date and are marked-to-market each period. The difference between the original contract values and the market values of these contracts are reflected as derivative assets or derivative liabilities in the condensed consolidated balance sheets at fair value, with the corresponding unrealized gains or losses included as a component of cost of sales. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, respectively, and the net realized gains and losses for futures are recorded in cost of sales.

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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of the AMCF Notes (see Note 15) have been included as a component of the carrying amount of the debt, and Trading Credit Facility debt issuance costs are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $0.7 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively.

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

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $4.6 million and $4.0 million for the three months ended September 30, 2024 and 2023, respectively. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the consolidated statements of income. Shipping and handling costs totaled $6.1 million and $5.2 million for the three months ended September 30, 2024 and 2023, respectively.

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

A reconciliation of shares used in calculating basic and diluted earnings per common share is presented below (in thousands):

	Three Months Ended September 30,
	2024	2023
Basic weighted-average shares of common stock outstanding	23,029	23,365
Effect of common stock equivalents	951	1,168
Diluted weighted-average shares outstanding	23,980	24,533

The anti-dilutive shares excluded from the table above were 10,000 and 10,000 for the three months ended September 30, 2024 and 2023, respectively. Actual common shares outstanding totaled 23,184,059 and 23,335,674 as of September 30, 2024 and 2023, respectively.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update ("ASU").

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates the guidance on segment disclosures to require entities to disclose significant segment expenses and other segment items, as well as the title and position of its chief operating decision maker. This update will be applied retrospectively and is effective for the Company's annual reporting period for its fiscal year which began on July 1, 2024. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements, but we expect the adoption of the standard to impact certain of our segment reporting disclosures.

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

Management does not believe that any other recently issued, but not yet effective for the Company, accounting pronouncement, if currently adopted would have a material effect on the Company's condensed consolidated financial statements.

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

Acquisition-related Contingent Consideration. We may be required to pay contingent consideration up to $37.5 million in cash in connection with the acquisition of LPM in February 2024 if certain EBITDA targets are met for 2024, 2025, and 2026. As of the acquisition date, the fair value of this contingent consideration was $2.8 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected as selling, general, and administrative expense. As of September 30, 2024, the fair value of the contingent consideration was $2.3 million, which was classified as other liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of LPM is measured at fair value at each reporting period using a Monte Carlo Simulation model ("MCS model") with Level 3 unobservable inputs including estimated future cash flows generated by LPM, discount rates, and earnings volatility. Key assumptions used in the MCS model as of September 30, 2024 were an EBITDA risk premium of 10.7%, an EBITDA volatility of 60.0%, and a risk-free rate based on the USD yield curve between 3.6% and 4.8%. During the three months ended September 30, 2024, we recorded a $0.2 million reduction to our contingent consideration reflected in selling, general, and administrative expenses.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis, aggregated by each fair value hierarchy level (in thousands):

	September 30, 2024
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$1,274,196	$—	$—	$1,274,196
Precious metals held under financing arrangements	27,354	—	—	27,354
Derivative assets — open sale and purchase commitments, net	105,083	—	—	105,083
Derivative assets — futures contracts	61	—	—	61
Derivative assets — forward contracts	3,577	—	—	3,577
Total assets, valued at fair value	$1,410,271	$—	$—	$1,410,271
Liabilities:
Liabilities on borrowed metals	$39,487	$—	$—	$39,487
Product financing arrangements	541,744	—	—	541,744
Derivative liabilities — open sale and purchase commitments, net	10,663	—	—	10,663
Derivative liabilities — margin accounts	8,770	—	—	8,770
Derivative liabilities — futures contracts	7,231	—	—	7,231
Derivative liabilities — forward contracts	19,381	—	—	19,381
Acquisition-related contingent consideration	—	—	2,280	2,280
Total liabilities, valued at fair value	$627,276	$—	$2,280	$629,556

(1)
Commemorative coin inventory totaling $3.1 million was held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

	June 30, 2024
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories (1)	$1,093,908	$—	$—	$1,093,908
Precious metals held under financing arrangements	22,066	—	—	22,066
Derivative assets — open sale and purchase commitments, net	98,012	—	—	98,012
Derivative assets — futures contracts	1,557	—	—	1,557
Derivative assets — forward contracts	15,151	—	—	15,151
Total assets, valued at fair value	$1,230,694	$—	$—	$1,230,694
Liabilities:
Liabilities on borrowed metals	$31,993	$—	$—	$31,993
Product financing arrangements	517,744	—	—	517,744
Derivative liabilities — open sale and purchase commitments, net	7,690	—	—	7,690
Derivative liabilities — margin accounts	4,766	—	—	4,766
Derivative liabilities — futures contracts	39	—	—	39
Derivative liabilities — forward contracts	14,256	—	—	14,256
Acquisition-related contingent consideration	—	—	2,430	2,430
Total liabilities, valued at fair value	$576,488	$—	$2,430	$578,918

(1)
Commemorative coin inventory totaling $3.2 million was held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

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

4. RECEIVABLES, NET

Receivables, net consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Customer trade receivables	$29,680	$12,373
Wholesale trade advances	18,644	11,033
Due from brokers and other	23,507	13,190
	$71,831	$36,596

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans (in thousands):

	September 30, 2024	June 30, 2024
Secured loans originated	$81,076	$96,573
Secured loans originated - with a related party	4,832	15
	85,908	96,588
Secured loans acquired	15,979	16,479
	$101,887	$113,067

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

As of September 30, 2024 and June 30, 2024, our secured loans carried weighted-average effective interest rates of 10.4% and 10.5%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The credit quality of each loan is generally determined by the collateral value assessment, loan-to-value (“LTV”) ratio (that is, the principal amount of the loan divided by the estimated value of the collateral) and the type (or class) of secured material. All loans are fully secured by precious metal bullion, numismatic and semi-numismatic collateral, or graded sports cards, which remains in the physical custody of the Company for the duration of the loan. The term of the loans is generally 180 days; however loans are typically renewed prior to maturity and therefore remain outstanding for a longer period of time. Interest earned on a loan is billed monthly and is typically due and payable within 20 days and, if not paid after all applicable grace periods, is added to the outstanding principal balance, and late fees and default interest rates are assessed.

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

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows (in thousands):

	September 30, 2024		June 30, 2024
Bullion	$45,481	44.6%	$64,764	57.3%
Numismatic and semi-numismatic	48,127	47.2%	42,588	37.7%
Graded sports cards	8,279	8.2%	5,715	5.0%
	$101,887	100.0%	$113,067	100.0%

Due to the nature of market fluctuations of precious metal commodity prices, we monitor the bullion collateral value of each loan on a daily basis, based on spot price of precious metals. Numismatic and graded sports cards collateral values are updated by numismatic and graded sports cards specialists typically within every 90 days and when loan terms are renewed.

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

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more (in thousands):

	September 30, 2024		June 30, 2024
Loan-to-value of less than 75%	$96,157	94.4%	$101,197	89.5%
Loan-to-value of 75% or more	5,730	5.6%	11,870	10.5%
	$101,887	100.0%	$113,067	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of September 30, 2024 and June 30, 2024.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company maintains sufficient collateral to satisfy amounts due.

Non-performing loans have the highest probability for credit loss. If needed, an allowance for secured loan credit losses attributable to non-performing loans is recorded based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default. In the event a loan were to become non-performing and the collateral is not sufficient to satisfy amounts due, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of September 30, 2024 and June 30, 2024, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income. For the three months ended September 30, 2024 and 2023, the Company incurred no loan impairment costs, and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. The following table summarizes the components of our inventory (in thousands):

	September 30, 2024	June 30, 2024
Inventory held for sale	$467,898	$342,196
Repurchase arrangements with customers	222,230	199,559
Consignment arrangements with customers	2,837	2,416
Commemorative coins, held at lower of cost or net realizable value	3,103	3,236
Borrowed precious metals	39,487	31,993
Product financing arrangements	541,744	517,744
	$1,277,299	$1,097,144

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, or product financing arrangements. As of September 30, 2024 and June 30, 2024, inventory held for sale totaled $467.9 million and $342.2 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2024 and June 30, 2024, included within inventories is $222.2 million and $199.6 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of September 30, 2024 and June 30, 2024 totaled $2.8 million and $2.4 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than by the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and totaled $3.1 million and $3.2 million as of September 30, 2024 and June 30, 2024, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $39.5 million and $32.0 million as of September 30, 2024 and June 30, 2024, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement repurchase date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligations totaled $541.7 million and $517.7 million as of September 30, 2024 and June 30, 2024, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of September 30, 2024 and June 30, 2024, the unrealized gains or losses resulting from the difference between market value and cost of physical inventory were gains of $115.2 million and gains of $55.5 million, respectively.

Premium Component of Inventory

The premium component, at market value, included in the inventory as of September 30, 2024 and June 30, 2024 totaled $36.7 million and $34.2 million, respectively.

7. LEASES

Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Operating lease costs	$709	$366
Variable lease costs	182	104
Short term lease costs	10	27
Finance lease costs	7	—
	$908	$497

For the three months ended September 30, 2024, we made cash payments of $0.7 million for operating lease obligations. These payments are included in operating cash flows. As of September 30, 2024, the weighted-average remaining lease term under our capitalized operating leases was 4.3 years, while the weighted-average discount rate for our operating leases was approximately 6.1%.

The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities as of September 30, 2024 for our operating leases were as follows (in thousands):

Fiscal Year ending June 30,	Operating Leases
2025 (remainder)	$2,201
2026	2,762
2027	2,053
2028	1,952
2029	1,086
Thereafter	936
Total lease payments	10,990
Imputed interest	(1,408)
Total operating lease liability	$9,582	(1)
Operating lease liability - current	$2,405	(2)
Operating lease liability - long-term	7,177	(3)
	$9,582	(1)

(1)
Represents the present value of the operating lease liabilities as of September 30, 2024.
(2)
Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)
Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.

For information regarding the Company's related party leases, refer to Note 14.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Computer software	$9,396	$9,300
Plant equipment	10,650	10,566
Leasehold improvements	4,196	4,196
Office furniture, and fixtures	4,037	4,042
Computer equipment	2,346	2,337
Building and other	2,575	2,571
Total depreciable assets	33,200	33,012
Less: Accumulated depreciation and amortization	(17,199)	(16,356)
Property and equipment not placed in service	3,601	3,201
Land	406	406
Property, plant, and equipment, net	$20,008	$20,263

Property, plant and equipment depreciation and amortization expense was $0.8 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles are described below (dollar amounts in thousands):

			September 30, 2024				June 30, 2024
	Estimated Useful Lives (Years)	Remaining Weighted-Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	4 - 15	4.3	$75,568	$(54,827)	$—	$20,741	$75,568	$(52,203)	$—	$23,365
Developed technology	4	3.3	20,336	(10,165)	—	10,171	20,336	(8,933)	—	11,403
Non-compete and other	3 - 5	3.0	2,310	(2,300)	—	10	2,310	(2,300)	—	10
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			98,509	(67,587)	—	30,922	98,509	(63,731)	—	34,778
Trade names and trademarks	Indefinite	Indefinite	59,660	—	(1,290)	58,370	59,660	—	(1,290)	58,370
Domain name	Indefinite	Indefinite	8,515	—	—	8,515	8,515	—	—	8,515
Identifiable intangible assets			$166,684	$(67,587)	$(1,290)	$97,807	$166,684	$(63,731)	$(1,290)	$101,663

Goodwill	Indefinite	Indefinite	$201,301	$—	$(1,364)	$199,937	$201,301	$—	$(1,364)	$199,937

The Company's intangible assets are subject to amortization except for trade names, trademarks, and domain names, which have indefinite lives. Amortization expense related to the Company's intangible assets was $3.9 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

Impairment

We recorded a non-recurring impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) in fiscal 2018 related to Goldline. Other than the impairment charge related to Goldline, we have not recorded any impairment of goodwill or indefinite-lived intangible assets.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025 (remainder)	9,624
2026	7,798
2027	6,059
2028	4,866
2029	734
Thereafter	1,841
$30,922

10. LONG-TERM INVESTMENTS

The following table shows the carrying value and ownership percentage of the Company's investment in privately-held entities accounted for either under the equity or cost method (in thousands):

	September 30, 2024		June 30, 2024
Investee	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Pinehurst Coin Exchange, Inc.	$17,998	49.0%	$17,503	49.0%
Sunshine Minting, Inc.	18,000	44.9%	18,603	44.9%
Company A	283	33.3%	283	33.3%
Company B	2,064	50.0%	2,036	50.0%
Texas Precious Metals, LLC	7,689	12.0%	7,236	12.0%
Atkinsons Bullion & Coins	2,965	25.0%	2,783	25.0%
APS Investment, LLC (1)	2,006	33.3%	2,014	33.3%
	$51,005		$50,458

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

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Trade payables to customers	$5,404	$12,005
Other accounts payable	5,308	6,826
Accounts payable and other payables	$10,712	$18,831

Deferred revenue	$12,935	$22,354
Advances from customers	314,621	240,932
Deferred revenue and other advances	$327,556	$263,286

As of September 30, 2024 and June 30, 2024, advances from customers included $123.0 million and $99.6 million, respectively, of advances related to precious metals leases.

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

	September 30, 2024				June 30, 2024
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$107,580	$(2,497)	$—	$105,083	$102,091	$(4,079)	$—	$98,012
Futures contracts	61	—	—	61	1,557	—	—	1,557
Forward contracts	3,577	—	—	3,577	15,151	—	—	15,151
	$111,218	$(2,497)	$—	$108,721	$118,799	$(4,079)	$—	$114,720
Nettable derivative liabilities:
Open sale and purchase commitments	$12,852	$(2,189)	$—	$10,663	$8,724	$(1,034)	$—	$7,690
Margin accounts	32,055	—	(23,285)	8,770	22,316	—	(17,550)	4,766
Futures contracts	7,231	—	—	7,231	39	—	—	39
Forward contracts	19,381	—	—	19,381	14,256	—	—	14,256
	$71,519	$(2,189)	$(23,285)	$46,045	$45,335	$(1,034)	$(17,550)	$26,751

Gains or Losses on Derivative Instruments

The Company records the derivative at the trade date with corresponding unrealized gains or losses shown as a component of cost of sales in the condensed consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed, and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, respectively, and the net realized gains and losses for futures contracts are recorded in cost of sales.

Below is a summary of the net gains (losses) on derivative instruments (in thousands):

	Three Months Ended September 30,
	2024	2023
Gains (losses) on derivative instruments:
Unrealized losses on open futures commodity and forward contracts and open sale and purchase commitments, net	$(21,134)	$(3,035)
Realized losses on futures commodity contracts, net	(1,129)	(7,471)
	$(22,263)	$(10,506)

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

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk (in thousands):

	September 30, 2024	June 30, 2024
Inventories	$1,277,299	$1,097,144
Precious metals held under financing arrangements	27,354	22,066
	1,304,653	1,119,210
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(3,103)	(3,236)
Premium on metals position	(36,727)	(34,175)
Precious metal value not hedged	(39,830)	(37,411)

Commitments at market:
Open inventory purchase commitments	751,031	817,900
Open inventory sales commitments	(410,010)	(388,184)
Margin sales commitments	(32,055)	(22,316)
In-transit inventory no longer subject to market risk	(14,423)	(21,715)
Unhedgeable premiums on open commitment positions	13,744	10,986
Borrowed precious metals	(39,487)	(31,993)
Product financing arrangements	(541,744)	(517,744)
Advances on industrial metals	209	394
	(272,735)	(152,672)

Precious metal subject to price risk	992,088	929,127

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	803,667	843,439
Precious metals futures contracts at market values	189,282	83,214
Total market value of derivative financial instruments	992,949	926,653

Net precious metals subject to commodity price risk	$(861)	$2,474

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. The Company had the following outstanding commitments and open forward and futures contracts (in thousands):

	September 30, 2024	June 30, 2024
Purchase commitments	$751,031	$817,900
Sales commitments	$(410,010)	$(388,184)
Margin sales commitments	$(32,055)	$(22,316)
Open forward contracts	$803,667	$843,439
Open futures contracts	$189,282	$83,214

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheets. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. As of September 30, 2024, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

	September 30, 2024	June 30, 2024
Foreign exchange forward contracts	$3,402	$4,793
Open sale and purchase commitment transactions, net	$(1,171)	$4,705

13. INCOME TAXES

Net income from operations before provision for income taxes is shown below (in thousands):

	Three Months Ended September 30,
	2024	2023
U.S.	$9,374	$23,928
Foreign	799	7
	$10,173	$23,935

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate are shown below (in thousands):

	Three Months Ended September 30,
	2024	2023
Current:
Federal	$1,325	$4,387
State and local	154	560
Foreign	276	5
	$1,755	$4,952

Effective income tax rate	17.3%	20.7%

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three months ended September 30, 2024 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), foreign tax rate differential, Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three months ended September 30, 2023 primarily due to the excess tax benefit from share-based compensation and the foreign derived intangible income special deduction, partially offset by state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

Income Taxes Receivable and Payable

As of September 30, 2024 and June 30, 2024, we had an income tax receivable of $2.3 million and $1.6 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2024 and June 30, 2024, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of September 30, 2024, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state and foreign), resulting in a federal deferred tax liability of $12.5 million, a state deferred tax liability of $1.7 million, and a foreign deferred tax liability of $8.1 million. As of June 30, 2024, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a federal deferred tax liability of $12.5 million, a state deferred tax liability of $1.7 million, and a foreign deferred tax liability of $8.1 million.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its condensed consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. As of September 30, 2024 there have been no material changes to our unrecognized tax benefits or any related interest or penalties since June 30, 2024.

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
3)
Equity method investees. As of September 30, 2024, the Company had six investments in privately-held entities which have been determined to be equity method investees and related parties.

Our related party transactions primarily include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, (iv) hedging transactions, and (v) related party lease arrangements. Below is a summary of our related party transactions. The amounts presented for each period reflect each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

Our related party net receivables and payables balances were as shown below (in thousands):

	September 30, 2024				June 30, 2024
	Receivables		Payables		Receivables		Payables
Stack's Bowers Galleries	$5,166	(1)	$—		$729	(1)	$—
Equity method investees	142	(2)	8,991	(3)	—		12,986	(3)
Other	—		6,769	(3)	—		8,449	(3)
	$5,308		$15,760		$729		$21,435

(1)
Balance includes trade receivables, secured loans receivables, and other receivables, net
(2)
Balance includes trade receivables and other receivables, net
(3)
Balance includes note payables, trade payables, and other payables, net

Secured Loans Receivable

On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest (or "royalty income") equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. The initial term of the loan was 180 days; thereafter, the line of credit has been extended by additional consecutive 30-day periods by mutual agreement. As of September 30, 2024 and June 30, 2024, the outstanding principal balance of this loan was $4.8 million and $0.0 million, respectively.

On March 4, 2022, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit based on the collateral value of Stack's Bowers Galleries' secured customers' notes. The loan bears interest at a competitive rate per annum, with a maximum borrowing line of $3.0 million. The initial term of the loan was 180 days; thereafter, the line of credit has been extended by additional consecutive 180-day periods by mutual agreement. As of September 30, 2024 and June 30, 2024, the outstanding principal balance of this loan was $0.0 million and $0.0 million, respectively.

Operating Lease Right of Use Assets

As of September 30, 2024 and June 30, 2024, our related party right of use assets were $1.9 million and $2.0 million, respectively.

Long-term Investments

As of September 30, 2024 and June 30, 2024, the aggregate carrying balance of the equity method investments was $50.7 million and $50.2 million, respectively. (See Note 10.)

Other Long-term Assets

In June 2022, the Company acquired an option to purchase additional ownership interest in SGB. This option was partially exercised and modified in June 2024. The option is exercisable through September 2025. (See Note 1.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026; the CCP Note may be further extended by mutual agreement. As of September 30, 2024 and June 30, 2024, the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million, respectively.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. $9.2 million of the dividend was paid to certain shareholders in September 2024. The dividend paid to the Company from SGB in September 2024 was $7.5 million. The remaining unpaid dividend of $6.7 million and $8.4 million due to the other shareholders as of September 30, 2024 and June 30, 2024, respectively, was recorded as a note payable by SGB.

Activity with Related Parties

Sales and Purchases

Our sales and purchases with companies deemed to be related parties were as follows (in thousands):

	Three Months Ended September 30,
	2024		2023
	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$45,457	$33,847	$40,183	$6,539
Equity method investees(1)	274,840	13,305	345,350	12,452
	$320,297	$47,152	$385,533	$18,991

(1)
Includes sales and purchases activity with SGB prior to the Company acquiring a majority ownership interest in SGB in June 2024.

Interest Income

We earned interest income from related parties as set forth below (in thousands):

	Three Months Ended September 30,
	2024	2023
Interest income from secured loans receivables	$85	$—
Interest income from finance products and repurchase arrangements	2,327	2,614
	$2,412	$2,614

Selling, General, and Administrative

The Company incurred selling, general, and administrative expense related to its leasing agreements with Solid Crossing and Stack's Bowers Galleries and its consulting agreement with Cerberus Limited of $0.4 million and $12,000, during the three months ended September 30, 2024 and 2023, respectively.

Interest Expense

The Company incurred interest expense related to its note with CCP of $47,000 and $2,000 during the three months ended September 30, 2024 and 2023, respectively.

Equity Method Investments — Earnings, Dividends and Distributions Received

The Company's proportional share of our equity method investee's earnings was $0.6 million and $2.7 million during the three months ended September 30, 2024 and 2023, respectively.

The Company received dividend and distribution payments from our equity method investees that totaled, in the aggregate, $0.2 million and $0.3 million during the three months ended September 30, 2024 and 2023, respectively.

Other Income

The Company earned royalty and consulting services income from related parties that totaled $0.2 million and $0.3 million during the three months ended September 30, 2024 and 2023, respectively.

Foreign Currency Exchange Transactions with Related Person

Jeffrey D. Benjamin, A-Mark's Chairman of the Board, engaged in foreign currency transactions through A-Mark for an aggregate dollar value of $0.1 million and $0.1 million during the three months ended September 30, 2024 and 2023, respectively. The Company believes that all transactions were on an arms' length basis and on terms and conditions applicable to unaffiliated third parties.

15. FINANCING AGREEMENTS

Lines of Credit - Trading Credit Facility

On December 21, 2021, the Company entered into a three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. The Trading Credit Facility has since been amended to add new lenders and modify certain terms and conditions, including increasing the incremental facility feature to $190 million, eliminating provisions whereby lenders under certain conditions could require repayment of all obligations outstanding under the Trading Credit Facility within 10 days on demand, extend the maturity date to September 30, 2026, and increase the total facility to $422.5 million.

The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by all of the Company's subsidiaries. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of September 30, 2024, the interest rate on our Trading Credit Facility was approximately 7.4% and the daily SOFR rate was approximately 5.0%.

The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. We routinely use funds drawn under the Trading Credit Facility to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $337.0 million and $245.0 million at September 30, 2024 and June 30, 2024, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $85.5 million and $145.5 million as determined on September 30, 2024 and June 30, 2024, respectively. As of September 30, 2024 and June 30, 2024, the remaining unamortized balance of loan costs was approximately $5.4 million and $3.4 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of September 30, 2024.

Interest expense related to the Company’s Trading Credit Facility totaled $6.4 million and $5.7 million, which represented 63.9% and 58.2% of the total interest expense recognized for the three months ended September 30, 2024 and 2023, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate of 9.1% and 8.2% for the three months ended September 30, 2024 and 2023, respectively.

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

Prior to its dissolution in June 2024, AMCF was a VIE because its initial equity investment may have been insufficient to maintain its ongoing collateral requirements without additional financial support from the Company. The Company was the primary beneficiary of this VIE because the Company had the right to determine the type of collateral (i.e., cash, secured loans, or precious metals), had the right to receive (and had received) the proceeds from the securitization transaction, earn ongoing interest income from the secured loans (subject to collateral requirements), and had the obligation to absorb losses should AMCF's interest expense and other costs have exceeded its interest income.

For the three months ended September 30, 2024 and 2023, interest expense related to the AMCF Notes (including loan amortization costs) totaled $0.0 million and $1.4 million which represented 0.0% and 13.9% of the total interest expense recognized by the Company, respectively. Prior to repayment, the AMCF Notes' weighted-average effective interest rate was 5.9%.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed metals with market values totaling $39.5 million and $32.0 million as of September 30, 2024 and June 30, 2024, respectively, which were included in inventories on the consolidated balance sheet.

For the three months ended September 30, 2024 and 2023, the interest expense related to liabilities on borrowed metals totaled $0.8 million and $0.5 million which represented 7.6% and 5.6% of the total interest expense recognized by the Company, respectively.

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

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory upon demand at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $541.7 million and $517.7 million as of September 30, 2024 and June 30, 2024, respectively.

For the three months ended September 30, 2024 and 2023, the interest expense related to product financing arrangements totaled $2.6 million and $1.9 million, which represented 26.5% and 19.7% of the total interest expense recognized by the Company, respectively.

16. COMMITMENTS AND CONTINGENCIES

Refer to Note 16 of the Notes to Consolidated Financial Statements in the 2024 Annual Report for information relating to employment contracts and other commitments. The Company is not aware of any material changes to commitments as summarized in the 2024 Annual Report.

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

On July 5, 2024, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on July 18, 2024. The dividend was paid on July 31, 2024 and totaled $4.6 million.

On August 20, 2024, the Company's board of directors declared a regular cash dividend of $ 0.20 per share of common share to stockholders of record at the close of business on October 8, 2024. The dividend was paid on October 22, 2024 and totaled $4.6 million.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of September 30, 2024, 848,509 shares remain authorized for repurchase under the program.

During the three months ended September 30, 2024, we did not repurchase any shares under the program. From inception of the program through September 30, 2024, we repurchased a total of 1,151,491 shares for $32.2 million.

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

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of September 30, 2024, 1,692,839 shares were available for issuance of new awards under the 2014 Plan.

Under the 2014 Plan, the Company may grant options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of the Company's stock. Awards under the 2014 Plan may be granted in the form of incentive or non-qualified stock options, stock appreciation rights ("SARs"), restricted stock, RSUs, dividend equivalent rights, other stock-based awards (which may include outright grants of shares) and cash incentive awards. The 2014 Plan also authorizes grants of awards with performance-based conditions and market-based conditions. The 2014 Plan is administered by the Compensation Committee of the board of directors, which, in its discretion, may select officers and other employees, directors (including non-employee directors) and consultants to the Company and its subsidiaries to receive grants of awards. The board of directors itself may perform any of the functions of the Compensation Committee under the 2014 Plan.

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

The Company incurred compensation expense related to stock options of $0.0 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was total remaining compensation expense of $0.1 million related to employee stock options, which will be recorded over a weighted-average vesting period of approximately 0.8 years.

The following table summarizes stock option activity:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Grant Date Fair Value Per Award (1)
Fiscal 2024
Outstanding at June 30, 2023	1,446,260	$7.11	$43,882	$3.58
Exercises	(174,295)	$5.82	$4,985	$3.54
Outstanding at September 30, 2023	1,271,965	$7.29	$28,144	$3.59
Exercisable at September 30, 2023	1,087,963	$5.29	$26,150	$2.71
Fiscal 2025
Outstanding at June 30, 2024	1,158,530	$7.10	$29,354	$3.53
Exercises	(230,668)	$14.23	$6,828	$6.56
Outstanding at September 30, 2024	927,862	$5.32	$36,035	$2.78
Exercisable at September 30, 2024	922,862	$5.14	$36,012	$2.70

(1) The Company issued the options with an exercise price per share not less than the closing market price of common stock on the grant date.

The following table summarizes information about stock options as of September 30, 2024:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$—	$5.00	559,862	4.91	$1.96	559,862	4.91	$1.96
$5.01	$7.50	15,000	2.03	$6.33	15,000	2.03	$6.33
$7.51	$12.50	301,000	1.39	$8.96	301,000	1.39	$8.96
$12.51	$30.00	42,000	6.28	$15.51	42,000	6.28	$15.51
$30.01	$50.00	10,000	8.35	$39.69	5,000	8.35	$39.69
		927,862	3.82	$5.32	922,862	3.80	$5.14

The following table summarizes nonvested stock option activity:

	Options	Weighted-Average Grant Date Fair Value Per Award
Nonvested outstanding at June 30, 2024	41,664	$9.23
Vested	(36,664)	$8.23
Nonvested outstanding at September 30, 2024	5,000	$16.56

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

The Company incurred compensation expense related to RSUs of $0.3 million and $0.5 million during the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $1.1 million of remaining compensation expense related to RSUs, which will be recorded over a weighted-average vesting period of approximately 2.0 years.

The following table summarizes RSU activity:

	Awards Outstanding	Weighted-Average Fair Value per Unit at Grant Date
Fiscal 2024
Nonvested outstanding at June 30, 2023	63,587	$32.37
Granted (as deemed reinvestment of cash dividend equivalents)	285	$—	(1)
Vested & delivered	(6,439)	$31.06
Vested & deferred (2)	(205)	$—	(1)
Nonvested outstanding at September 30, 2023	57,228	$32.48
Vested but subject to deferred settlement at September 30, 2023 (2)	29,575	$24.33
Outstanding at September 30, 2023	86,803	$29.70
Fiscal 2025
Nonvested outstanding at June 30, 2024 (3)	61,317	$30.61
Granted (as deemed reinvestment of cash dividend equivalents)	52	$—	(1)
Vested & deferred (2)	(40)	$—	(1)
Nonvested outstanding at September 30, 2024 (3)	61,329	$30.61
Vested but subject to deferred settlement at September 30, 2024 (2)	41,987	$26.03
Outstanding at September 30, 2024 (3)	103,316	$28.75

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

(3) Includes 6,265 RSUs that vest based on continuous employment and achievement of non-market performance goals through June 30, 2025, and 2026.

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

The fair value of this liability award is estimated with a Black-Scholes valuation model that uses certain assumptions, such as expected volatility, risk-free interest rate, life of the award, dividend rate and strike price. The Company also estimates the most probable aggregate total of the performance bonus to be paid over the performance period in determining the strike price of the award. The grant date fair value of this liability award was $5.7 million. The fair value of this liability award was $6.2 million as of September 30, 2024 resulting from the following assumptions: a performance bonus estimate of $3.3 million to be paid over the four-year term, a risk-free rate of 3.6%, and an equity volatility of 50.0%.

Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating due to remeasurement of fair value at the end of each reporting period because the award is classified as a liability. During the three months ended September 30, 2024 and 2023, the Company recognized $1.1 million and $0.2 million, respectively, of compensation expense related to this cash incentive bonus award.

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

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentrations

The following customers provided 10 percent or more of the Company's revenues (in thousands):

	Three Months Ended September 30,
	2024		2023
	Amount	Percent	Amount	Percent
Total revenue	$2,715,096	100.0%	$2,484,618	100.0%
Customer concentrations
HSBC Bank (1)	$578,783	21.3%	$599,048	24.1%
Morgan Stanley (1)	$345,058	12.7%	$259,161	10.4%

(1) Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales & Ancillary Services segment.

No single customer provided 10 percent or more of the Company's accounts receivable balances as of September 30, 2024.

The following customer accounted for 10 percent or more of the Company's secured loans receivable (in thousands):

	September 30, 2024		June 30, 2024
	Amount	Percent	Amount	Percent
Total secured loans receivable	$101,887	100.0%	$113,067	100.0%
Customer concentrations
Customer A	$13,500	13.2%	$13,500	11.9%

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

Revenue

in thousands	Three Months Ended September 30,
	2024		2023
Revenue by segment (1)
Wholesale Sales & Ancillary Services	$2,547,998		$2,387,324
Eliminations of inter-segment sales	(321,009)		(228,252)
Wholesale Sales & Ancillary Services, net of eliminations (2)	2,226,989		2,159,072
Direct-to-Consumer	488,107	(a)	325,546	(b)
	$2,715,096		$2,484,618

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $20.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $1.6 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands	Three Months Ended September 30,
	2024	2023
Revenue by geographic region
United States	$1,013,855	$1,251,799
Europe	1,323,683	1,086,706
North America, excluding United States	325,672	136,366
Asia Pacific	48,434	8,504
Australia	3,452	1,243
	$2,715,096	$2,484,618

Gross Profit and Gross Margin Percentage

in thousands	Three Months Ended September 30,
	2024	2023
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$19,809	$26,082
Eliminations and adjustments	181	2,265
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	19,990	28,347
Direct-to-Consumer, net of eliminations	23,453	21,058
	$43,443	$49,405
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	0.777%	1.093%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	0.898%	1.313%
Direct-to-Consumer	4.805%	6.469%
Consolidated gross margin percentage	1.600%	1.988%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands	Three Months Ended September 30,
	2024	2023
Operating income (expenses) by segment
Wholesale Sales & Ancillary Services	$(16,449)	$(11,537)
Eliminations	(47)	(45)
Wholesale Sales & Ancillary Services, net of eliminations	$(16,496)	$(11,582)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general, and administrative expenses	$(12,734)	$(10,587)
Depreciation and amortization expense	(802)	(297)
Interest income	4,015	3,408
Interest expense	(7,480)	(6,763)
Earnings from equity method investments	551	2,715
Other income, net	5	36
Unrealized losses on foreign exchange	(51)	(94)
	$(16,496)	$(11,582)
Direct-to-Consumer
Selling, general, and administrative expenses	$(13,591)	$(10,866)
Depreciation and amortization expense	(3,904)	(2,407)
Interest income	52	—
Interest expense	(484)	(1,102)
Unrealized gains on foreign exchange	229	—
	$(17,698)	$(14,375)
Secured Lending
Selling, general, and administrative expenses	$(292)	$(392)
Depreciation and amortization expense	(3)	(88)
Interest income	3,020	2,694
Interest expense	(2,023)	(1,958)
Earnings (losses) from equity method investments	27	(6)
Other income, net	195	237
	$924	$487

Net Income Before Provision for Income Taxes

in thousands	Three Months Ended September 30,
	2024	2023
Net income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$3,494	$16,765
Direct-to-Consumer	5,755	6,683
Secured Lending	924	487
	$10,173	$23,935

Advertising Expense

in thousands	Three Months Ended September 30,
	2024	2023
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(620)	$(611)
Direct-to-Consumer	(3,956)	(3,290)
Secured Lending	(70)	(52)
	$(4,646)	$(3,953)

Capital Expenditures for Long-Lived Assets

in thousands	Three Months Ended September 30,
	2024	2023
Capital expenditures for long-lived assets by segment
Wholesale Sales & Ancillary Services	$(505)	$(1,516)
Direct-to-Consumer	(102)	(370)
	$(607)	$(1,886)

Inventories

in thousands
	September 30, 2024	June 30, 2024
Inventories by segment
Wholesale Sales & Ancillary Services	$1,105,202	$924,804
Direct-to-Consumer	172,097	172,340
	$1,277,299	$1,097,144

in thousands
	September 30, 2024	June 30, 2024
Inventories by geographic region
United States	$1,155,881	$989,272
North America, excluding United States	48,284	53,648
Europe	27,419	18,519
Asia	45,715	35,705
	$1,277,299	$1,097,144

Total Assets

in thousands
	September 30, 2024	June 30, 2024
Total assets by segment
Wholesale Sales & Ancillary Services (1)	$1,453,608	$1,262,385
Eliminations	(225,792)	(240,380)
Wholesale Sales & Ancillary Services, net of eliminations	1,227,816	1,022,005
Direct-to-Consumer	695,601	690,547
Secured Lending	105,600	115,268
	$2,029,017	$1,827,820

(1)
Our equity method investments and precious metals held under financing arrangements are primarily recorded within our Wholesale Sales & Ancillary Services segment.

in thousands
	September 30, 2024	June 30, 2024
Total assets by geographic region
United States	$1,726,769	$1,539,395
North America, excluding United States	178,959	188,100
Europe	34,202	20,512
Asia	89,087	79,813
	$2,029,017	$1,827,820

Long-term Assets

in thousands
	September 30, 2024	June 30, 2024
Long-term assets by segment
Wholesale Sales & Ancillary Services	$111,540	$109,643
Direct-to-Consumer	269,870	273,933
Secured Lending	2,065	2,041
	$383,475	$385,617

in thousands
	September 30, 2024	June 30, 2024
Long-term assets by geographic region
United States	$238,662	$238,169
North America, excluding United States	112,365	$114,475
Europe	2	2
Asia	32,446	32,971
	$383,475	$385,617

Goodwill

in thousands
	September 30, 2024	June 30, 2024
Goodwill by segment
Wholesale Sales & Ancillary Services	$29,915	$29,915
Direct-to-Consumer(1)	170,022	170,022
	$199,937	$199,937

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	September 30, 2024	June 30, 2024
Intangible assets by segment
Wholesale Sales & Ancillary Services	$12,313	$12,586
Direct-to-Consumer(1)	85,494	89,077
	$97,807	$101,663

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.
20. SUBSEQUENT EVENTS

On October 22, 2024, the Company paid a regular cash dividend of $0.20 per share to stockholders of record as of October 8, 2024.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes contained elsewhere in this Form 10-Q, and in the audited consolidated financial statements and notes contained in the Form 10-K for the fiscal year ended June 30, 2024. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report, particularly in “Risk Factors.”

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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of September 30, 2024, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
•
Critical accounting policies and estimates. This section discusses critical accounting policies that are considered both important to our financial condition and results of operations and require management to make significant judgment and estimates. All of our significant accounting policies, including the critical accounting policies, are summarized in Note 2 to the Company’s condensed consolidated financial statements.
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

Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS" or “Storage”), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the “Silver Towne Mint"), and AM/LPM Ventures, LLC, which we formed to acquire LPM Group Limited ("LPM").

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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”), and through its investment in Silver Gold Bull, Inc. ("SGB"). JMB currently has several wholly-owned subsidiaries, including: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline owns 100% of AMIP, LLC ("AMIP"). SGB and Goldline each have a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals and references to Goldline may include AMIP and PMPP.

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

In 2014, the Company acquired its initial ownership interest in SGB, a leading e-commerce precious metals retailer in Canada, increasing its ownership to 55.4% in June 2024 at which time we obtained a controlling ownership interest in SGB, and SGB became a consolidated subsidiary of the Company. Our investment in SGB expands our direct-to-consumer footprint in the international market. Through its website, SilverGoldBull.com, SGB offers a variety of products from gold, silver, platinum, and palladium bars, coins and rounds, as well as certified coins from mints around the world.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC, including its wholly-owned subsidiary, CFC Alternative Investments (“CAI”) (collectively “CFC”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of September 30, 2024, CFC had approximately $101.9 million in secured loans outstanding, of which approximately 15.7% were acquired from third parties (some of which may be customers of A-Mark) and approximately 84.3% were originated by CFC.

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

Our Strategy

The Company was formed in 1965 and has grown into a significant participant in the bullion and coin markets, with $9.7 billion in revenues for fiscal year 2024. We have remained active in seeking investment opportunities to strategically enhance our business, and also continue to focus on growth in the volume of our business, our geographic presence, and the scope of complementary products, services, and technological tools that we offer to our customers. In doing so, we seek to leverage off the strengths of our existing integrated operations, which span trading, e-commerce, distribution, logistics, minting, storage, hedging, financing, and consignment products and services, including:

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

The period of time that inventory is held by the Company varies depending upon the nature of our inventory commitments with customers and suppliers. See Note 6 to the Company's condensed consolidated financial statements for a description of our classifications of inventory by type. When management analyzes inventory turnover on a period over period basis, consideration is given to each inventory type and its corresponding impact on the inventory turnover calculation. For example:

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

Non-GAAP Measures

In addition to key operational metrics that are used to assess the performance of our business, management also uses non-GAAP financial performance and liquidity measures. We believe "adjusted net income before provision for income taxes” and "EBITDA" can provide useful information to evaluate our financial performance and liquidity position. Non-GAAP measures do not have standardized definitions and should not be a substitute for measures that are prepared in accordance with U.S. GAAP. For a reconciliation of these non-GAAP measures to the most directly comparable U.S. GAAP measure reported in our condensed consolidated statements of income and consolidated statements of cash flows and a discussion of certain limitations inherent in such measures, refer to the “Non-GAAP Measures” section below.

Fiscal Year

Our fiscal year end is June 30 each year.

Macroeconomic Volatility

Macroeconomic uncertainty and the volatility in the financial markets in recent years have positively affected the Company’s trading revenues and gross profit as the volatility of the price of precious metals and numismatics typically results in an increase in the spread between bid and ask prices on these products. Although conditions may fluctuate from period to period, when volatility is high, we historically experience increased demand for products in each of our coin and bar, industrial, and retail businesses. While macroeconomic uncertainty continues to impact our business, its effects have been less pronounced in the current and prior fiscal year. The Company cannot predict the periods during which increased volatility will occur or the level of increased volatility, the effect of volatility and macroeconomic uncertainty on the Company, or whether other effects on the Company and its businesses will materialize in the short or long term.

RESULTS OF OPERATIONS

Overview of Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2024 and 2023

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,715,096	100.000%	$2,484,618	100.000%	$230,478	9.3%
Gross profit	43,443	1.600%	49,405	1.988%	$(5,962)	(12.1%)
Selling, general, and administrative expenses	(26,617)	(0.980%)	(21,845)	(0.879%)	$4,772	21.8%
Depreciation and amortization expense	(4,709)	(0.173%)	(2,792)	(0.112%)	$1,917	68.7%
Interest income	7,087	0.261%	6,102	0.246%	$985	16.1%
Interest expense	(9,987)	(0.368%)	(9,823)	(0.395%)	$164	1.7%
Earnings from equity method investments	578	0.021%	2,709	0.109%	$(2,131)	(78.7%)
Other income, net	200	0.007%	273	0.011%	$(73)	(26.7%)
Unrealized gains (losses) on foreign exchange	178	0.007%	(94)	(0.004%)	$272	289.4%
Net income before provision for income taxes	10,173	0.375%	23,935	0.963%	$(13,762)	(57.5%)
Income tax expense	(1,755)	(0.065%)	(4,952)	(0.199%)	$(3,197)	(64.6%)
Net income	8,418	0.310%	18,983	0.764%	$(10,565)	(55.7%)
Net (loss) income attributable to noncontrolling interests	(566)	(0.021%)	156	0.006%	$(722)	(462.8%)
Net income attributable to the Company	$8,984	0.331%	$18,827	0.758%	$(9,843)	(52.3%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$0.39		$0.81		$(0.42)	(51.9%)
Diluted	$0.37		$0.77		$(0.40)	(51.9%)

Performance Metrics:(1)
Gold ounces sold(2)	398,000		495,000		(97,000)	(19.6%)
Silver ounces sold(3)	20,449,000		30,378,000		(9,929,000)	(32.7%)
Inventory turnover ratio(4)	2.3		2.5		(0.2)	(8.0%)
Number of secured loans at period end(5)	562		803		(241)	(30.0%)

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
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,715,096	100.000%	$2,484,618	100.000%	$230,478	9.3%
Performance Metrics
Gold ounces sold	398,000		495,000		(97,000)	(19.6%)
Silver ounces sold	20,449,000		30,378,000		(9,929,000)	(32.7%)

Revenues for the three months ended September 30, 2024 increased $230.5 million, or 9.3%, to $2.715 billion from $2.485 billion in 2023. Excluding an increase of $217.4 million of forward sales, our revenues increased $13.1 million, or 0.9%, which was due to higher average selling prices of gold and silver, partially offset by a decrease in gold and silver ounces sold.

Gold ounces sold for the three months ended September 30, 2024 decreased 97,000 ounces, or 19.6%, to 398,000 ounces from 495,000 ounces in 2023. Silver ounces sold for the three months ended September 30, 2024 decreased 9,929,000 ounces, or 32.7%, to 20,449,000 ounces from 30,378,000 ounces in 2023. On average, the selling prices for gold increased by 26.5% and selling prices for silver increased by 24.5% during the three months ended September 30, 2024 as compared to the prior year.

JMB's revenue represented 11.3% and 11.8% of the Company's consolidated revenue for the three months ended September 30, 2024 and 2023, respectively.

Gross Profit

in thousands, except performance metric
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$43,443	1.600%	$49,405	1.988%	$(5,962)	(12.1%)
Performance Metric
Inventory turnover ratio	2.3		2.5		(0.2)	(8.0%)

Gross profit for the three months ended September 30, 2024 decreased $6.0 million, or 12.1%, to $43.4 million from $49.4 million in 2023. The overall gross profit decrease was due to lower gross profits earned from the Wholesale Sales & Ancillary Services segment, partially offset by an increase in gross profits earned by the Direct-to-Consumer segment.

The Company’s overall gross margin percentage for the three months ended September 30, 2024 decreased by 38.8 basis points to 1.600% from 1.988% in 2023. Excluding an increase of $217.4 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended September 30, 2024 decreased by 43.6 basis points to 2.962% from 3.398%, which was primarily due to lower premium spreads and lower trading profits. JMB’s retail market activity represented 37.1% and 35.6%, respectively, of the Company’s consolidated gross profit for the three months ended September 30, 2024 and 2023.

Our inventory turnover ratio for the three months ended September 30, 2024 decreased by 8.0% to 2.3 from 2.5 in 2023. The decrease in our inventory turnover ratio was primarily due to higher average inventory balances held under product financing arrangements, partially offset by higher forward sales.

Selling, General, and Administrative Expense

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(26,617)	(0.980%)	$(21,845)	(0.879%)	$4,772	21.8%

Selling, general, and administrative expenses for the three months ended September 30, 2024 increased $4.8 million, or 21.8%, to $26.6 million from $21.8 million in 2023. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $2.6 million, (ii) an increase in advertising costs of $0.7 million, (iii) an increase in consulting and professional fees of $0.2 million, (iv) an increase in information technology costs of $0.2 million, and (v) an increase in insurance costs of $0.2 million.

Depreciation and Amortization Expense

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(4,709)	(0.173%)	$(2,792)	(0.112%)	$1,917	68.7%

Depreciation and amortization expense for the three months ended September 30, 2024 increased $1.9 million, or 68.7%, to $4.7 million from $2.8 million in 2023 primarily due to an increase in amortization expense of $2.2 million relating to intangible assets acquired through our acquisition of LPM and acquisition of a controlling interest in SGB, partially offset by a decrease in JMB intangible asset amortization of $0.5 million.

Interest Income

in thousands, except performance metric
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$7,087	0.261%	$6,102	0.246%	$985	16.1%
Performance Metric
Number of secured loans at period-end	562		803		(241)	(30.0%)

Interest income for the three months ended September 30, 2024 increased $1.0 million, or 16.1%, to $7.1 million from $6.1 million in 2023. The aggregate increase in interest income was primarily due to an increase in other finance product income of $0.6 million and an increase in interest income earned by our Secured Lending segment of $0.3 million.

The interest income from our Secured Lending segment increased by $0.3 million, or 12.1%, compared with the prior year period. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 30.0% to 562 as of September 30, 2024, from 803 as of September 30, 2023.

Interest Expense

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(9,987)	(0.368%)	$(9,823)	(0.395%)	$164	1.7%

Interest expense for the three months ended September 30, 2024 increased $0.2 million, or 1.7%, to $10.0 million from $9.8 million in 2023. The increase in interest expense was primarily driven by each of the following components: (i) an increase of $0.7 million associated with our Trading Credit Facility due to increased borrowings as well as an increase in interest rates and (ii) an increase of $0.7 million related to product financing arrangements, partially offset by (iii) a decrease of $1.4 million related to the AMCF Notes (including amortization of debt issuance costs) due to the repayment in December 2023.

Earnings from Equity Method Investments

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$578	0.021%	$2,709	0.109%	$(2,131)	(78.7%)

Earnings from equity method investments for the three months ended September 30, 2024 decreased $2.1 million, or 78.7%, to $0.6 million from $2.7 million in 2023 due to decreased earnings of our equity method investees.

Other Income, Net

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$200	0.007%	$273	0.011%	$(73)	(26.7%)

Other income, net for the three months ended September 30, 2024 decreased $0.1 million, or 26.7%, to $0.2 million from $0.3 million in 2023. The decrease in other income, net was not significant.

Income Tax Expense

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(1,755)	(0.065%)	$(4,952)	(0.199%)	$(3,197)	(64.6%)

Our income tax expense was $1.8 million and $5.0 million for the three months ended September 30, 2024 and 2023, respectively. Our effective tax rate was approximately 17.3% and 20.7% for the three months ended September 30, 2024 and 2023, respectively. Our effective tax rate varied from the federal statutory rate for the three months ended September 30, 2024 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), foreign tax rate differential, Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures. Our effective tax rate for the three months ended September 30, 2023 varied from the tax computed at the federal statutory rate primarily due to the excess tax benefit from share-based compensation and the foreign derived intangible income special deduction, partially offset by state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

SEGMENT RESULTS OF OPERATIONS

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending.

Results of Operations — Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), A-M Global Logistics, LLC ("Logistics"), AM&ST Associates, LLC ("AMST" or "Silver Towne" or the "Mint"), and AM/LPM Ventures, LLC, which we formed to acquire LPM Group Limited ("LPM"). The Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments.

Overview of Results of Operations for the Three Months Ended September 30, 2024 and 2023

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Three Months Ended September 30,	2024				2023				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$2,226,989	(a)	100.000%		$2,159,072	(b)	100.000%		$67,917	3.1%
Gross profit	19,990		0.898%	(c)	28,347		1.313%	(d)	$(8,357)	(29.5%)
Selling, general, and administrative expenses	(12,734)		(0.572%)		(10,587)		(0.490%)		$2,147	20.3%
Depreciation and amortization expense	(802)		(0.036%)		(297)		(0.014%)		$505	170.0%
Interest income	4,015		0.180%		3,408		0.158%		$607	17.8%
Interest expense	(7,480)		(0.336%)		(6,763)		(0.313%)		$717	10.6%
Earnings from equity method investments	551		0.025%		2,715		0.126%		$(2,164)	(79.7%)
Other income, net	5		0.000%		36		0.002%		$(31)	(86.1%)
Unrealized losses on foreign exchange	(51)		(0.002%)		(94)		(0.004%)		$(43)	(45.7%)
Net income before provision for income taxes	$3,494		0.157%		$16,765		0.776%		$(13,271)	(79.2%)

Performance Metrics:
Gold ounces sold(1)	272,000				378,000				(106,000)	(28.0%)
Silver ounces sold(2)	15,960,000				27,357,000				(11,397,000)	(41.7%)
Wholesale Sales ticket volume(3)	29,655				22,044				7,611	34.5%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $321.0 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.548 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $228.3 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.387 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.777% for the period.
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
Three Months Ended September 30,	2024			2023			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$2,226,989	(a)	100.000%	$2,159,072	(b)	100.000%	$67,917	3.1%
Performance Metrics
Gold ounces sold	272,000			378,000			(106,000)	(28.0%)
Silver ounces sold	15,960,000			27,357,000			(11,397,000)	(41.7%)
Wholesale Sales ticket volume	29,655			22,044			7,611	34.5%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $321.0 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.548 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $228.3 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.387 billion.

Revenues for the three months ended September 30, 2024 increased $67.9 million, or 3.1%, to $2.227 billion from $2.159 billion in 2023. Excluding an increase in forward sales of $217.4 million, our revenues decreased $149.5 million, which was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver.

Gold ounces sold for the three months ended September 30, 2024 decreased 106,000 ounces, or 28.0%, to 272,000 ounces from 378,000 ounces in 2023. Silver ounces sold for the three months ended September 30, 2024 decreased 11,397,000 ounces, or 41.7%, to 15,960,000 ounces from 27,357,000 ounces in 2023. On average, the selling prices for gold increased by 25.5% and selling prices for silver increased by 23.1% during the three months ended September 30, 2024 as compared to the prior year.

The Wholesale Sales ticket volume for the three months ended September 30, 2024 increased by 7,611 tickets, or 34.5% to 29,655 tickets from 22,044 tickets in 2023.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2024			2023			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$19,990	0.898%	(c)	$28,347	1.313%	(d)	$(8,357)	(29.5%)

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.777% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.093% for the period.

Gross profit for the three months ended September 30, 2024 decreased $8.4 million, or 29.5%, to $20.0 million from $28.3 million in 2023. The gross profit decrease was primarily due to lower premium spreads and lower trading profits.

This segment’s profit margin percentage decreased by 41.5 basis points to 0.898% from 1.313% in 2023. The decrease in gross margin percentage was mainly attributable to the impact of increased forward sales, lower premium spreads, and lower trading profits.

Excluding an increase of $217.4 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the three months ended September 30, 2024 decreased by 47.0 basis points to 2.042% from 2.512% in the prior year. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General, and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(12,734)	(0.572%)	$(10,587)	(0.490%)	$2,147	20.3%

Selling, general, and administrative expenses for the three months ended September 30, 2024 increased $2.1 million, or 20.3%, to $12.7 million from $10.6 million in 2023. The change was primarily due to an increase in compensation expense (including performance-based accruals) of $1.5 million.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$4,015	0.180%	$3,408	0.158%	$607	17.8%

Interest income for the three months ended September 30, 2024 increased $0.6 million, or 17.8%, to $4.0 million from $3.4 million in 2023. The overall increase was primarily due to (i) a $0.4 million increase in interest income earned from spot deferred trade orders and (ii) a $0.2 million increase in interest and fees earned related to margin orders.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(7,480)	(0.336%)	$(6,763)	(0.313%)	$717	10.6%

Interest expense for the three months ended September 30, 2024 increased $0.7 million, or 10.6%, to $7.5 million from $6.8 million in 2023. The overall increase was primarily due to (i) an increase in inter-segment eliminations related to the DTC segment's product financing activity with A-Mark of $0.7 million and (ii) higher interest and fees from product financing arrangements of $0.6 million, partially offset by (iii) a decrease of $0.8 million related to the AMCF Notes (including amortization of debt issuance costs) due to the repayment in December 2023.

Earnings from Equity Method Investments — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Earnings from equity method investments	$551	0.025%	$2,715	0.126%	$(2,164)	(79.7%)

Earnings from equity method investments for the three months ended September 30, 2024 decreased $2.2 million, or 79.7%, to $0.6 million from $2.7 million in 2023 due to decreased earnings of our equity method investees.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through our wholly-owned subsidiaries: JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), through our investment in Silver Gold Bull, Inc. ("SGB"), and through our subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").

Overview of Results of Operations for the Three Months Ended September 30, 2024 and 2023

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Three Months Ended September 30,	2024			2023			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$488,107	(a)	100.000%	$325,546	(b)	100.000%	$162,561	49.9%
Gross profit	23,453		4.805%	21,058		6.469%	$2,395	11.4%
Selling, general, and administrative expenses	(13,591)		(2.784%)	(10,866)		(3.338%)	$2,725	25.1%
Depreciation and amortization expense	(3,904)		(0.800%)	(2,407)		(0.739%)	$1,497	62.2%
Interest income	52		0.011%	—		—%	$52	—%
Interest expense	(484)		(0.099%)	(1,102)		(0.339%)	$(618)	(56.1%)
Unrealized gains on foreign exchange	229		0.047%	—		—%	$229	—%
Net income before provision for income taxes	$5,755		1.179%	$6,683		2.053%	$(928)	(13.9%)

Performance Metrics:
Gold ounces sold(1)	126,000			117,000			9,000	7.7%
Silver ounces sold(2)	4,489,000			3,021,000			1,468,000	48.6%
Number of new customers(3)	55,300			39,100			16,200	41.4%
Number of active customers(4)	129,900			106,400			23,500	22.1%
Number of total customers(5)	3,122,100			2,387,400			734,700	30.8%
DTC ticket volume from new customers(6)	38,546			24,560			13,986	56.9%
DTC ticket volume from pre-existing customers(7)	128,032			111,797			16,235	14.5%
DTC total ticket volume(8)	166,578			136,357			30,221	22.2%
DTC average order value(9)	$2,967			$2,440			$527	21.6%
JMB average order value(9)	$2,198			$2,239			$(41)	(1.8%)

(a)
Includes $20.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
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
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$488,107	100.000%	$325,546	100.000%	$162,561	49.9%
Performance Metrics:
Gold ounces sold	126,000		117,000		9,000	7.7%
Silver ounces sold	4,489,000		3,021,000		1,468,000	48.6%
Number of new customers	55,300		39,100		16,200	41.4%
Number of active customers	129,900		106,400		23,500	22.1%
Number of total customers	3,122,100		2,387,400		734,700	30.8%
DTC ticket volume from new customers	38,546		24,560		13,986	56.9%
DTC ticket volume from pre-existing customers	128,032		111,797		16,235	14.5%
DTC total ticket volume	166,578		136,357		30,221	22.2%
DTC average order value	$2,967		$2,440		$527	21.6%
JMB average order value	$2,198		$2,239		$(41)	(1.8%)

Revenues for the three months ended September 30, 2024 increased $162.6 million, or 49.9%, to $488.1 million from $325.5 million in 2023. The increase in revenue was due to an increase in gold and silver ounces sold as well as by higher average selling prices of gold and silver. For the three months ended September 30, 2024, revenue of Goldline, SGB and PMPP, in the aggregate, was higher by $147.9 million as compared to the prior year, primarily related to acquiring a controlling interest in SGB in June 2024. For the three months ended September 30, 2024, JMB's revenue increased $14.7 million as compared to the prior year

Gold ounces sold for the three months ended September 30, 2024 increased 9,000 ounces, or 7.7%, to 126,000 ounces from 117,000 ounces in 2023. Silver ounces sold for the three months ended September 30, 2024 increased 1,468,000 ounces, or 48.6%, to 4,489,000 ounces from 3,021,000 ounces in 2023.

Gold ounces sold by Goldline, SGB and PMPP, in the aggregate, increased 34,500 ounces compared to 2023, primarily due to the Company acquiring a controlling interest in SGB in June 2024. Gold ounces sold by JMB decreased 25,500 ounces for the three months ended September 30, 2024 compared to 2023. Silver ounces sold by Goldline, SGB and PMPP, in the aggregate, increased 1,514,000 ounces compared to 2023, primarily due to the Company acquiring a controlling interest in SGB in June 2024. Silver ounces sold by JMB decreased 46,000 ounces for the three months ended September 30, 2024 compared to 2023.

On average, selling prices for gold increased by 24.7% and selling prices for silver increased by 22.0% during the three months ended September 30, 2024 as compared to the prior year.

The number of new customers for the three months ended September 30, 2024 increased 16,200, or 41.4%, to 55,300 from 39,100 in 2023. The number of active customers for the three months ended September 30, 2024 increased 23,500, or 22.1% to 129,900 from 106,400 in 2023. The number of total customers as of September 30, 2024 increased 734,700, or 30.8% to 3,122,100 from 2,387,400 as of September 30, 2023. These changes in customer-based metrics were primarily due the acquisition of SGB's customers upon the Company acquiring a controlling interest in June 2024, as well as JMB's activity.

As of September 30, 2024, the number of total CyberMetals customers was 31,100, and CyberMetals customer assets under management were $8.3 million.

For the three months ended September 30, 2024, the Direct-to-Consumer ticket volume related to new customers increased by 13,986 tickets, or 56.9%, to 38,546 tickets from 24,560 tickets in 2023. For the three months ended September 30, 2024, Direct-to-Consumer ticket volume related to pre-existing customers increased by 16,235 tickets, or 14.5%, to 128,032 tickets from 111,797 tickets in 2023. For the three months ended September 30, 2024, the Direct-to-Consumer total ticket volume increased by 30,221 tickets, or 22.2%, to 166,578 tickets from 136,357 tickets in 2023.

For the three months ended September 30, 2024, the Direct-to-Consumer average order value increased by $527, or 21.6%, to $2,967 from $2,440 in 2023.

Gross Profit — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$23,453	4.805%	$21,058	6.469%	$2,395	11.4%

Gross profit for the three months ended September 30, 2024 increased by $2.4 million, or 11.4%, to $23.5 million from $21.1 million in 2023. The increase in gross profit was mainly due to gross profit recognized as a result of our acquisition of a controlling interest in SGB and higher ticket volume during the period, partially offset by a lower gross profit margin percentage.

For the three months ended September 30, 2024, the Direct-to-Consumer segment's profit margin percentage decreased by 166.4 basis points to 4.805% from 6.469% in 2023. The decrease in the gross profit margin percentage was primarily due to our acquisition of a controlling interest in SGB, as well as lower gross profit percentages of JMB, Goldline and PMPP.

Selling, General, and Administrative Expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(13,591)	(2.784%)	$(10,866)	(3.338%)	$2,725	25.1%

Selling, general, and administrative expenses for the three months ended September 30, 2024 increased $2.7 million, or 25.1%, to $13.6 million from $10.9 million in 2023. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $1.0 million, (ii) an increase in advertising costs of $0.7 million, (iii) an increase in consulting and professional fees of $0.2 million, and (iv) an increase in information technology costs of $0.2 million.

Depreciation and Amortization Expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(3,904)	(0.800%)	$(2,407)	(0.739%)	$1,497	62.2%

Depreciation and amortization expense for the three months ended September 30, 2024, increased $1.5 million, or 62.2%, to $3.9 million from $2.4 million in 2023 primarily due to a $2.0 million increase in SGB's intangible asset amortization expense, partially offset by a $0.5 million decrease in JMB’s intangible asset amortization expense.

Interest expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(484)	(0.099%)	$(1,102)	(0.339%)	$(618)	(56.1%)

Interest expense for the three months ended September 30, 2024 decreased $0.6 million to $0.5 million from $1.1 million in 2023. The decrease is primarily related to the DTC segment's reduced product financing activity with A-Mark.

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

Overview of Results of Operations for the Three Months Ended September 30, 2024 and 2023

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Three Months Ended September 30,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$3,020	100.000%	$2,694	100.000%	$326	12.1%
Interest expense	(2,023)	(66.987%)	(1,958)	(72.680%)	$65	3.3%
Selling, general, and administrative expenses	(292)	(9.669%)	(392)	(14.551%)	$(100)	(25.5%)
Depreciation and amortization expense	(3)	(0.099%)	(88)	(3.267%)	$(85)	(96.6%)
Earnings (losses) from equity method investments	27	0.894%	(6)	(0.223%)	$33	550.0%
Other income, net	195	6.457%	237	8.797%	$(42)	(17.7%)
Net income before provision for income taxes	$924	30.596%	$487	18.077%	$437	89.7%

Performance Metric:
Number of secured loans at period end(1)	562		803		(241)	(30.0%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Three Months Ended September 30,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$3,020	100.000%	$2,694	100.000%	$326	12.1%
Performance Metric
Number of secured loans at period-end	562		803		(241)	(30.0%)

Interest income for the three months ended September 30, 2024 increased $0.3 million, or 12.1%, to $3.0 million from $2.7 million in 2023. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 241, or 30.0% to 562 from 803 as of September 30, 2023.

Interest Expense — Secured Lending

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(2,023)	(66.987%)	$(1,958)	(72.680%)	$65	3.3%

Interest expense for the three months ended September 30, 2024 increased $0.1 million, or 3.3%, to $2.0 million from $2.0 million in 2023. The increase in interest expense was not significant.

Selling, General, and Administrative Expenses — Secured Lending

in thousands
Three Months Ended September 30,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(292)	(9.669%)	$(392)	(14.551%)	$(100)	(25.5%)
Selling, general, and administrative expenses for the three months ended September 30, 2024 decreased $0.1 million, or 25.5%, to $0.3 million from $0.4 million in 2023. The change in selling, general, and administrative expenses was not significant.

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

Reconciliation

We calculate this non-GAAP financial performance measure by eliminating from net income before provision for income taxes the impact of items we do not consider indicative of our core operating performance. We eliminate the impact of the following items: (i) contingent consideration fair value adjustments, (ii) acquisition costs, (iii) amortization expenses related to intangible assets acquired, and (iv) depreciation expense.

See below for the reconciliation of this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements (in thousands):

Three Months Ended September 30,	2024	2023	Change
	$	$	$	%
Net income before provision for income taxes	$10,173	$23,935	$(13,762)	(57.5%)
Adjustments:
Contingent consideration fair value adjustment	(150)	—	$150	—%
Acquisition costs	52	52	$—	—%
Amortization of acquired intangibles	3,864	2,165	$1,699	78.5%
Depreciation expense	845	627	$218	34.8%
Adjusted net income before provision for income taxes (non-GAAP)	$14,784	$26,779	$(11,995)	(44.8%)

Adjustments

Contingent consideration fair value adjustments. Upon our acquisition of LPM, we recognized a contingent consideration liability representing the amount we expect to pay in connection with the achievement of certain EBITDA targets. We remeasure this liability each reporting period, with the resulting changes recorded as other income and expense in the Company’s condensed consolidated statements of income. We exclude these fair value adjustments when we evaluate our core operating performance and to facilitate comparison of period-to-period operating performance. See Note 3 to the Company's condensed consolidated financial statements for additional information.

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

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the condensed consolidated statement of cash flows. Below is the reconciliation of net cash provided by or used in operating activities to EBITDA (in thousands):

Three Months Ended September 30,	2024	2023	Change
	$	$	$	%
Net income	$8,418	$18,983	$(10,565)	(55.7%)
Adjustments:
Interest income	(7,087)	(6,102)	$985	16.1%
Interest expense	9,987	9,823	$164	1.7%
Amortization of acquired intangibles	3,864	2,165	$1,699	78.5%
Depreciation expense	845	627	$218	34.8%
Income tax expense	1,755	4,952	$(3,197)	(64.6%)
	9,364	11,465	$(2,101)	(18.3%)

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$17,782	$30,448	$(12,666)	(41.6%)

Reconciliation of Operating Cash Flows to EBITDA:
Net cash used in operating activities	$(127,529)	$(44,262)	$83,267	188.1%
Changes in operating working capital	142,317	65,127	$77,190	118.5%
Interest expense	9,987	9,823	$164	1.7%
Interest income	(7,087)	(6,102)	$985	16.1%
Income tax expense	1,755	4,952	$(3,197)	(64.6%)
Dividends and distributions received from equity method investees	(169)	(269)	$(100)	(37.2%)
Earnings from equity method investments	578	2,709	$(2,131)	(78.7%)
Share-based compensation	(320)	(664)	$(344)	(51.8%)
Amortization of loan cost	(665)	(522)	$143	27.4%
Other	(1,085)	(344)	$741	215.4%
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$17,782	$30,448	$(12,666)	(41.6%)

Cash Flow Data:
Net cash used in operating activities	$(127,529)	$(44,262)	$83,267	188.1%
Net cash provided by (used in) investing activities	$15,481	$(428)	$15,909	3,717.1%
Net cash provided by financing activities	$110,336	$53,617	$56,719	105.8%

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of September 30, 2024, approximately 81% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements and draws upon and pays down its lines of credit so as to minimize interest expense. See Note 15 to the Company's condensed consolidated financial statements.

Lines of Credit

in thousands
	September 30, 2024	June 30, 2024	Change
Lines of credit	$337,000	$245,000	$92,000

Effective December 21, 2021, A-Mark entered into a committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of September 30, 2024, the Trading Credit Facility provided the Company with access up to $422.5 million and has a maturity date of September 30, 2026. (See Note 15.)

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	September 30, 2024	June 30, 2024	Change
Notes payable — short-term	$6,694	$8,367	$(1,673)
Notes payable — long-term	3,994	3,994	—
	$10,688	$12,361	$(1,673)

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. The dividend was paid to certain shareholders in September 2024. The dividend paid to the Company from SGB in September 2024 was $7.5 million. The remaining unpaid dividend of $6.7 million and $8.4 million due to the other shareholders as of September 30, 2024 and June 30, 2024, respectively, was recorded as a note payable by SGB.

In April 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026 and may be extended by mutual agreement. As of September 30, 2024 and June 30, 2024 the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million. See Note 14 to the Company's condensed consolidated financial statements.

Liabilities on Borrowed Metals

in thousands
	September 30, 2024	June 30, 2024	Change
Liabilities on borrowed metals	$39,487	$31,993	$7,494

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

Product Financing Arrangements

in thousands
	September 30, 2024	June 30, 2024	Change
Product financing arrangements	$541,744	$517,744	$24,000

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

Secured Loans Receivable

in thousands
	September 30, 2024	June 30, 2024	Change
Secured loans receivable	$101,887	$113,067	$(11,180)

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

Dividends

The Company’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors. Below is a summary of dividends paid to stockholders in the three months ended September 30, 2024.

•
On July 5, 2024, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on July 18, 2024. The dividend was paid on July 31, 2024 and totaled $4.6 million.

See Note 17 and Note 20 to the Company's condensed consolidated financial statements for more information regarding our dividends.

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

The following summarizes components of our condensed consolidated statements of cash flows (in thousands):

Three Months Ended	September 30, 2024	September 30, 2023	Change
Net cash used in operating activities	$(127,529)	$(44,262)	$83,267
Net cash provided by (used in) investing activities	$15,481	$(428)	$15,909
Net cash provided by financing activities	$110,336	$53,617	$56,719

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities used $127.5 million and used $44.3 million in cash for the three months ended September 30, 2024 and 2023, respectively, representing a $83.3 million change compared to the three months ended September 30, 2023. The period over period change was primarily due to net changes in working capital, which includes inventories, derivative assets and liabilities, deferred revenue and other advances, liabilities on borrowed metals, accounts payable and other payables, precious metals held under financing arrangements, and receivables, net.

Net Cash Flows From Investing Activities

Investing activities provided $15.5 million and used $0.4 million in cash for the three months ended September 30, 2024 and 2023, respectively, representing a $15.9 million change compared to the three months ended September 30, 2023. This period over period change was primarily due to (i) higher inflows of $14.5 million associated with the net originations of secured loans in the current period and (ii) a $1.3 million decrease in capital expenditures for property, plant and equipment.

Net Cash Flows From Financing Activities

Financing activities provided $110.3 million and provided $53.6 million in cash for the three months ended September 30, 2024 and 2023, respectively, representing a $56.7 million change compared to the three months ended September 30, 2023. This period over period change was primarily due to (i) an increase in cash provided from our net borrowings and repayments of $57.0 million under our Trading Credit Facility, (ii) a decrease in cash paid for dividends of $23.4 million, (iii) a decrease of $4.9 million cash used to repurchase of our common stock under our share repurchase program, and (iv) an increase in cash provided of $2.6 million related to the exercise and taxes related to share-based awards. These were partially offset by a decrease in cash provided of $29.8 million related to our product financing arrangements and an increase of $1.4 million on repayments of related party notes.

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

CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

Counterparty Risk

We face counterparty risks in our Wholesale Sales & Ancillary Services segment. We manage these risks by setting credit and position risk limits with our trading counterparties, including gross position limits for counterparties engaged in sales and purchase transactions and inventory consignment transactions with us, as well as collateral limits for different types of sale and purchase transactions that counterparties may engage in from time to time.

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

The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under Derivatives and Hedging Topic 815 of the ASC ("ASC 815"). Unrealized gains or losses resulting from our forward and futures contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as derivative assets or liabilities. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, respectively, and the net realized gains and losses for futures are recorded in cost of sales.

The Company’s net gains and losses on derivative instruments totaled losses of $22.3 million and losses of $10.5 million for the three months ended September 30, 2024 and 2023, respectively. These were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the consolidated statements of income.

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

	September 30, 2024	June 30, 2024
Inventories	$1,277,299	$1,097,144
Precious metals held under financing arrangements	27,354	22,066
	1,304,653	1,119,210
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(3,103)	(3,236)
Premium on metals position	(36,727)	(34,175)
Precious metal value not hedged	(39,830)	(37,411)

Commitments at market:
Open inventory purchase commitments	751,031	817,900
Open inventory sales commitments	(410,010)	(388,184)
Margin sales commitments	(32,055)	(22,316)
In-transit inventory no longer subject to market risk	(14,423)	(21,715)
Unhedgeable premiums on open commitment positions	13,744	10,986
Borrowed precious metals	(39,487)	(31,993)
Product financing arrangements	(541,744)	(517,744)
Advances on industrial metals	209	394
	(272,735)	(152,672)

Precious metal subject to price risk	992,088	929,127

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	803,667	843,439
Precious metals futures contracts at market values	189,282	83,214
Total market value of derivative financial instruments	992,949	926,653

Net precious metals subject to commodity price risk	$(861)	$2,474

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of September 30, 2024, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

We had the following outstanding sale and purchase commitments and open forward and futures contracts, which are normal and recurring, in nature (in thousands):

	September 30, 2024	June 30, 2024
Purchase commitments	$751,031	$817,900
Sales commitments	$(410,010)	$(388,184)
Margin sales commitments	$(32,055)	$(22,316)
Open forward contracts	$803,667	$843,439
Open futures contracts	$189,282	$83,214
Foreign exchange forward contracts	$3,402	$4,793

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

The Company enters into the derivative forward and futures transactions solely for the purpose of hedging its inventory holding risk, and not for speculative market purposes. The Company’s gains and losses on derivative instruments are substantially offset by the changes in fair market value of the underlying precious metals inventory position, including our open sale and purchase commitments. The Company records the derivatives at the trade date, and any corresponding unrealized gains or losses are shown as a component of cost of sales in the condensed consolidated statements of income. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. See Note 12 to the Company’s condensed consolidated financial statements.

Commitments and Contingencies

Refer to Note 16 to the Company’s condensed consolidated financial statements for information related to the Company's commitments and contingencies.

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

While the premium component included in inventory is marked-to-market, our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than by the underlying spot price of the precious metal content of the commemorative coins. Unlike our bullion coins, the value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Additionally, neither the commemorative coin inventory nor the premium component of our inventory is hedged.

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

Income Taxes

As part of the process of preparing the Company's condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and income taxes payable in the Company's condensed consolidated balance sheets. See Note 13 to the Company's condensed consolidated financial statements for more information on the Company’s accounting for income taxes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial position or results of operations, see Note 2 to the Company's condensed consolidated financial statements.

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

See Note 12 to the Company's condensed consolidated financial statements, “Derivative Instruments and Hedging Transactions—Foreign Currency Exchange Rate Management.”

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

Our business depends substantially on our ability to obtain financing for our operations. On December 21, 2021, we entered into a committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total current revolving commitment of up to $422.5 million and with a termination date of September 30, 2026. The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

The Trading Credit Facility requires us to comply with customary affirmative and negative covenants, and with a variety of financial covenants, including a minimum working capital requirement; a fixed charge coverage ratio; a ratio of total recourse debt to consolidated tangible net worth; and limitations on the amount of ownership-based financings (as defined). Owing to the variability of our business, we may be required to request limited waivers of compliance with certain financial covenants under the Trading Credit Facility. There can be no assurance that such waivers will be granted. Upon the occurrence of an event of default under the Trading Credit Facility that was not cured or waived pursuant to the terms of the Trading Credit Facility, the lenders under the Trading Credit Facility could elect to declare all amounts outstanding under the Trading Credit Facility to be due and payable immediately.

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

We rely on our computer and communications hardware and software systems to execute a large volume of trading transactions each year. Our dependence on computer and communications technology increased with the acquisition of JMB, whose sales are conducted exclusively through the internet. It is therefore critical that we maintain uninterrupted operation of these systems, and we have invested considerable resources to protect our systems from physical compromise and security breaches and to maintain backups and redundancy. Nevertheless, our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. Breaches, damage or malfunctions affecting our systems may require significant investment for repair or replacement, and could interrupt our ability to provide quotations or trading services, or to conduct our e-commerce business.

We are also subject to ransomware attacks, in which malicious actors may seek to deprive us of access to our computer systems unless we pay substantial fees, and, if personal data were compromised, could result in costly litigation or regulatory fines. See also “Risk Factors of General Applicability—If our customer data were breached, we could suffer damages and loss of reputation;” and “—New rules have recently become effective that will require the Company to provide disclosures regarding cybersecurity management and events.”

The Company has minority investments in several entities engaged in precious metal marketing; as a minority investor the Company is not able to exercise absolute control over these entities.

We hold minority interests in entities that are engaged in the business of precious metal and numismatic sales to consumers. Although by virtue of the Company’s investment in these entities, the Company is able to exert influence, and in some cases substantial influence, on the management of the entities, the Company does not have absolute control of these entities. As a consequence, circumstances may arise in which the management of these entities may take actions which we believe is not in our best interest and to which we object. The value of our investment in one or more of these entities may therefore decline. Also, because these investments are illiquid, we may not be able to dispose of our ownership interests in these entities should we choose to do so, at a price that we believe reflects its fair value or at all.

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

Russia is continuing to engage in its military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls, and could impose further sanctions and controls, against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. The conflict has also created uncertainty regarding, and potential shortages of, grain and fossil fuel supplies in Europe and elsewhere. It is not possible to predict the broader consequences of this conflict, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy, and its impact on us. We could benefit from the resulting uncertainty and instability, as it may encourage investors to seek perceived safety in the ownership of precious metals. On the other hand, we have a marketing support operation in Austria and have significant business in Germany and other parts of Europe that could be materially and adversely affected by the continuing or expanded military activity in that region. Hamas' attack on Israel and Israel's response have the potential for further disruption of economic markets, particularly as hostilities have expanded to include Hezbolah in Lebanon and the Houthis in Yemen and Iran. The Company has no operations in the Middle East at the current time. However, events there could result in political turmoil in Europe, which could directly affect our operations there, and could adversely affect the business that we conduct with customers in the Middle East and other parts of the world. Also, the turmoil in the Middle East could have global economic effects that are the same as or more severe than those of the war in the Ukraine, with similar consequences for our business. In particular, a depressing effect on the global economy as a consequence of the military action in Ukraine and the Middle East could dampen our business activity and reduce the demand for our products and services.

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

Our profits have since retreated from their all-time highs experienced during these times, and there can be no assurance that this historically unprecedented performance of the precious metals business will be attainable in future periods. Our business in the past has been subject to fluctuations, and we are beginning to experience to a degree a return to cyclicality in our more recent operating results. Consumer perceptions with respect to precious coins and metals could shift, and these commodities may no longer be viewed as secure investments. Slower precious metals markets with lower volatility and greater supply, as we have experienced more recently, have had and could continue to have the effect of decreasing the volume of products sold and also adversely impacting our product premiums, which are a key driver of our overall performance. A sustained decline in our revenues and earnings would have adverse effects on our operations and would likely cause our stock price to decline. It is not possible to predict with any accuracy future market trends, and in particular whether the extremely favorable environment for our business during volatile financial markets will return. As a result, we cannot tell when, if at all, our profitability will once more achieve the unprecedented levels that we experienced during recent periods. Moreover, because of the nature of the current business and financial environment, particularly concerning the precious metal industry, it is difficult to create with any acceptable measure of precision customary financial projections and forecasts for our business over the next several years. This could adversely affect our ability to engage in financial and operational planning for the future.

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

The United States and other world economies are currently experiencing high interest rates and have recently experienced high levels of inflation, although this has eased in recent months. Certain investors, including customers of our Direct-to-Consumer segment, may regard precious metal products as a hedge against inflation and high interest rates, which could positively affect demand for our goods and services. However, inflation may also increase our operational expenses, which because of the nature of our business we cannot generally pass along to our customers. Our Trading Credit Facility bears interest at a variable rate of interest, so that higher interest rates will also increase our cost of borrowing under that facility, and higher interest rates may also increase the costs under our product financing arrangements. We may be unable to compensate for these increases through higher interest income and other fees and charges received from our counterparties. Also, inflation, together with high interest rates, may reduce discretionary spending among consumers, thereby reducing product demand in the retail sector.

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

The business of buying and selling precious metals is global and highly competitive. The Company competes with precious metals firms and banks throughout North America, Europe and elsewhere in the world, some of whom have greater financial and other resources, and greater name recognition, than the Company. We believe that, as a full-service firm devoted exclusively to precious metals trading and marketing, we offer pricing, product availability, execution, financing alternatives and storage options that are attractive to our customers and allow us to compete effectively. We also believe that our purchaser/distributorship arrangements with various governmental mints give us a competitive advantage in our coin distribution business. However, given the global reach of the precious metals business, the absence of intellectual property protections and the availability of numerous, evolving platforms for trading in precious metals, we cannot assure you that A-Mark will be able to continue to compete successfully or that future developments in the industry will not create additional competitive challenges.

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

Our business may at times be dependent on a concentrated customer base.

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

JMB, Goldline, and SGB face competition from other specialty online precious metal and coin sites, as well as from traditional precious metal retail brokers and coin stores. In addition, certain general online merchandisers such as eBay also offer collectible coins and bullion for sale, and other major online retailers, with financial and marketing resources, name recognition and a customer base that are far greater than those that are available to us, may in the future enter this market. Competition is based upon the availability of coin and bullion product, price, delivery times, convenience and customer service. There can be no assurance that we will be able to compete effectively with other retail sources and channels for precious coin and bullion, especially if the demand for these products were to contract.

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

JMB and SGB rely on paid and unpaid internet search engines to attract consumer interest in their product offerings. Search engine companies change their algorithms periodically, and these changes may adversely affect the display of our product offerings in paid and/or unpaid searches. JMB and SGB may also at times be subject to ranking penalties if the operators of search engines believe either is not in compliance with their guidelines. If our Direct-to-Consumer's search engine rankings decline, and we are unable to timely regain our prior rankings, we may have to use more expensive marketing channels to sustain and grow our Direct-to-Consumer revenues, resulting in reduced profitability.

If JMB, Goldline, and SGB do not respond effectively to technological and market changes, they will cease to be competitive with other channels that consumers may have for the purchase of precious coins and bullion.

To remain competitive, JMB, Goldline, and SGB must continue to enhance and improve the responsiveness, functionality and features of their online operations. The internet and the e-commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices.

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

With the growth of e-commerce, the pace of change in product offerings and consumer tastes is faster now than in years past. This accelerated pace of change increases uncertainty and places a greater burden on management to anticipate and respond to such changes. The increased pace of change also means that the window in which a technologically advanced or sophisticated product or service can achieve and maintain partner and consumer interest is shrinking and, to the extent our Direct-to-Consumer segment fails to timely anticipate or respond to changes in its industry, the effects of missteps may be amplified.

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

JMB owns and operates numerous websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, CyberMetals.com, GoldPrice.org, SilverPrice.org, BGASC.com, BullionMax.com, and Gold.com. JMB must continually update its websites (on all relevant platforms, including mobile) to improve and enhance its content, accessibility, convenience and ease of use. Failure to do so may create a perception that the websites of JMB’s competitors are easier to use and navigate or that they are better able to service customer needs for precious metal coins and bullion. If such a perception were to gain traction, traffic to JMB’s websites and its revenues would suffer.

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

Through the Direct-to-Consumer Purchase Program, JMB and, through PMPP, Goldline and SGB, offer to purchase precious coins and bullion owned by their customers. We believe that this program encourages the purchase of coins and bullion as an investment because it assures customers that their investment in the products offered by JMB, Goldline, and SGB will be liquid and can be monetized if the customers have a need for cash. JMB, Goldline, and SGB offer to purchase coins and bullion from their customers at prices designed to reflect current market valuations, but also allow JMB, Goldline, and SGB to profit on the resale of the products. There can be no assurance, however, that JMB, Goldline, or SGB will in fact be able to resell product that they purchase at a price that will justify the cost of purchase. In a declining market for precious metal products, JMB, Goldline, and SGB could be burdened with substantial amounts of purchased inventory that they are unable to resell at an economic price, or at all. The suspension or discontinuance of the Direct-to-Consumer Purchase Program because of adverse market conditions could impair the perception among JMB's, Goldline's, and SGB's customers that precious coin and bullion is a safe and attractive investment.

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

CFC’s loan portfolio can vary considerably from period to period, both as to the number of loans in the portfolio and the total size of the portfolio in terms of dollar amount. The variation of CFCs loan portfolio is attributable to a variety of factors, including the success of the Company in originating and acquiring loans discussed above, as well as the maturities of the loans in the portfolio and the decisions of borrowers to prepay or extend the terms of their loans. As a consequence, the performance of the Secured Lending segment in a particular financial reporting period may not be indicative of how the segment will perform in any future period, either in the short or the long term.

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

The period-to-period changes in volatility may cause our revenues to fluctuate, as a consequence of which our results for any one period may not be indicative of the results to be expected for any future period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our business is exposed to the risk of changes in commodity prices, and our hedging activity to protect our inventory is subject to risks of default by our counterparties.

A-Mark’s precious metals inventory is subject to market value changes created by changes in the underlying commodity prices, as well as supply and demand of the individual products the Company trades. In addition, open sale and purchase commitments are subject to changes in value between the date the purchase or sale is fixed (the trade date) and the date metal is delivered or received (the settlement date). A-Mark seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. A-Mark’s policy is to remain substantially hedged as to its inventory position and its individual sale and purchase commitments. A-Mark’s management monitors its hedged exposure daily. However, there can be no assurance that these hedging activities will be adequate to protect the Company against commodity price risks associated with A-Mark’s business activities.

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

SB 253 imposes its greenhouse gas reporting obligations on companies with annual revenues exceeding $1.0 billion. Given our revenue levels, we are subject to the requirements of SB 253. SB 253 requires the reporting of Scope 1 greenhouse gas emissions (direct emissions from our operations) and Scope 2 greenhouse gas emissions (indirect emissions from our operations) for the prior fiscal year beginning in 2026. SB 253 requires reporting of Scope 3 greenhouse gas emissions (emission from third parties in our value chain) for the prior fiscal year beginning in 2027. Although we will not know the full requirements of this law until the California Air Resources Board issues implementing rules, the law will likely require us to report emissions from our operations in and outside of California, including our mint operations in Winchester, Indiana, and emissions from our suppliers and customers. Non-compliance with these reporting requirements could expose us to administrative penalties of up to $500,000 per reporting year.

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

On March 6, 2024 the Securities and Exchange Commission (“SEC”) issued final rules requiring public companies, such as A-Mark, to disclose both greenhouse gas emissions and climate risk. The SEC final rules overlap significantly with both the California reporting regime discussed above and the European Corporate Sustainability Directive (“CSRD”) discussed below, but there are also material differences.

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

Compliance with new and existing data protection/privacy and artificial intelligence statutes could increase our costs and expose the Company to possible fines for violation.

By reason of our Direct-to-Consumer business in particular, we collect personal data or personal information, which is broadly defined to include all information that can be linked or reasonably linked to an identified or identifiable individual, including, but not limited to, identification information, demographics, transactions, preferences, and inferences drawn to create a profile about a consumer (“Personal Data”). We are subject to numerous data privacy and protection obligations that govern our handling of Personal Data, including: various federal, state, local and foreign laws, regulations, and guidance; industry standards; external and internal privacy notices and policies; contracts; and other obligations that apply to the handling of Personal Data by us and on our behalf (“Applicable Data Privacy Obligations”). These obligations may change, are subject to differing interpretations, and may be inconsistent across applicable jurisdictions in which we operate or in which we collect or process Personal Data. The data privacy and protection landscape continues to evolve in jurisdictions worldwide. This evolution may create uncertainty in our business; affect us or our service providers’ and others’ ability to operate in certain jurisdictions or to collect, store, transfer, use, share, and otherwise process Personal Data; necessitate the acceptance or imposition of more onerous obligations in our contracts; result in liabilities; or otherwise impose additional compliance costs on us. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or third parties upon whom we rely fail to comply with such obligations. For example, any failure by a service provider to comply with Applicable Data Privacy Obligations could result in significant consequences against us, including, but not limited to: government enforcement actions (e.g., investigations, fines, and similar activities); litigation (including class-related claims); additional reporting requirements and/or oversight; orders to destroy or not use Personal Data; damage to our reputation; loss of revenue and profits; loss of goodwill; and other adverse business impacts.

Applicable Data Privacy Obligations are imposed in several international jurisdictions in which we operate. For example, in 2016, the European Union ("EU") adopted the General Data Protection Regulation (“GDPR”), effective May 2018. The United Kingdom (“UK”) adopted similar privacy regulations, effective in 2021 (the “UK GDPR”). Because we offer goods and services in the EU and UK, we are likely subject to the GDPR and UK GDPR, which impose a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover or €20 million/€17.5 million. We may also be subject to many other foreign privacy laws that are modeled at least in part after the GDPR, including China’s Personal Information Protection Law (PIPL), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA) and territorial Canadian privacy laws, and the Privacy Acts of Australia and New Zealand.

Our Direct-to-Consumer business currently has limited international operations which would subject it to these foreign privacy laws. Our Wholesale Sales & Ancillary Services segment maintains an office in Vienna, Austria that provides marketing support services for its international customers. We have evaluated foreign privacy laws and regulations and their requirements, and believe we are currently in compliance in all material respects. Going forward, however, the expansion of our international operations could require us to change our business practices and may increase the costs and complexity of compliance. Also, a violation by the Company of applicable foreign laws and regulations could expose us to penalties and sanctions.

Additionally, several states in the United States have enacted consumer privacy laws and, in some instances, promulgated additional regulations and rules. These currently include California, Colorado, Connecticut, Utah, Montana, Oregon, Texas, and Virginia. These state consumer privacy laws impose significant obligations on businesses within scope: including providing and responding to certain data privacy rights (such as the right to delete, access, correct data or opt out of data sale, sharing, or targeted advertising); data mapping, minimization, and transparency; providing disclosures concerning the processing of Personal Data (such as through privacy policies); preparing risk assessments for certain processing; vendor and service provider management; and other compliance activities. Failure to comply with state consumer privacy law obligations may result in public investigations, significant fines and penalties, disgorgement of data, reputational harm, and other ramifications. Additionally, Nevada law requires operators of websites and online services to post a notice on their websites regarding their privacy practices. Several other states have passed similar consumer privacy laws, which will take effect in 2025 and 2026. Preparing to comply with the varying requirements of these laws has already subjected the Company to costs and legal fees and will subject the Company to additional costs and risks as additional laws take effect. For example, these laws may limit the Company’s ability to use Personal Data for advertising purposes, may limit the ways in which the Company may use certain categories of Personal Data, may require the Company to obtain consent from the consumer for certain processing activities, and may require revision of the Company's contracts with service providers. These laws may also limit the Company’s ability to process sensitive Personal Data, which includes financial data, account information, identification card numbers, social security numbers, biometric data, and precise geolocation. As each pending consumer privacy law takes effect, the Company will have to assess and potentially update its policies, notices, procedures, and permissions in response. The Company may also have to update its advertising practices.

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

We are also subject to various federal privacy laws, such as the Telephone Consumer Protection Act (TCPA) and the Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM), which govern certain SMS text messaging, emails, and telephone communications with consumers. Our Direct-to-Consumer business is also subject to rules and regulations promulgated by the Federal Trade Commission and State Attorney General’s Offices concerning consumer protection, privacy, and data security.

We have evaluated these state and federal privacy, data protection, and artificial intelligence laws, and believe we are currently in compliance in all material respects with those that are in effect. Going forward, however, the changes introduced by additional state privacy laws and other similar regulations enacted by other jurisdictions, will subject the Company to additional costs and complexity of compliance, by requiring, among other things, changes to the Company’s security systems, policies, procedures and practices. In addition, a violation by the Company of the new privacy obligations could expose us to fines and other penalties.

To the extent the Company deploys artificial intelligence (“AI”) or generative artificial intelligence (“GAI”) tools, we may be subject to emerging national and international laws and regulations concerning the development, training, and use of such AI and GAI tools. For example, in the state of California, several laws have been enacted concerning the use of GAI content, including requiring developers of GAI technologies to disclose summaries of datasets used in developing and training those services. Certain consumer state privacy laws include obligations and limitations concerning the use of Personal Data for automated decision making in certain instances. The EU has recently enacted the EU AI Act, which imposes significant compliance and disclosure obligations on businesses that use, design, or deploy AI systems in the EU based on risk levels associated with AI use cases. The Company is evaluating our use of AI and GAI tools on an ongoing basis and implementing policies and procedures to ensure compliance with applicable domestic and international laws related to their use. Failure to comply with applicable AI and GAI laws and regulations could result in regulatory investigations, fines, reputational harm, disgorgement of data, and other penalties to the Company.

We are subject to other laws and regulations.

There are various other federal, state, local and foreign laws, ordinances and regulations that affect our trading business. For example, because of the nature and value of the products in which deal, we are required to comply with the Foreign Corrupt Practices Act and a variety of anti-money laundering and know-your-customer rules in response to the USA Patriot Act.

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

There can be no assurance that the regulation of our trading, Direct-to-Consumer, and lending businesses will not increase or that compliance with the applicable laws and regulations will not become more costly or require us to modify our business practices.

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

We are dependent on third parties, referred to as lead providers (or lead generators) and marketing affiliates, as a source of new customers for our Direct-to-Consumer segment. Generally, lead providers operate, and also work with their own marketing affiliates who operate, separate websites to attract prospective customers and then sell those “leads” to online traders and lenders. Our marketing affiliates place our advertisements on their websites that direct potential customers to our websites. As a result, the success of our Direct-to-Consumer business depends materially on the willingness and ability of lead providers or marketing affiliates to provide us with customer leads at acceptable prices.

If regulatory oversight of lead providers or marketing affiliates is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use lead providers or marketing affiliates could be restricted or eliminated. For example, the Consumer Financial Protection Bureau ("CFPB") has indicated its intention to examine compliance with federal laws and regulations by lead providers and to scrutinize the flow of non-public, private borrower information between lead providers and lead buyers, such as us. Several states have enacted data broker registration laws that require businesses that, among other things, sell consumer Personal Data to third parties to register and honor opt-out or deletion requests by consumers. Over the past few years, several states have taken actions that have caused us to discontinue the use of lead providers in those states. While these discontinuations did not have a material adverse effect on us, other states may propose or enact similar restrictions on lead providers and potentially on marketing affiliates in the future, and if other states adopt similar restrictions, our ability to use lead providers or marketing affiliates in those states would also be interrupted.

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

A-Mark’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The initial quarterly cash dividend under the policy was paid on October 24, 2022 to stockholders of record as of October 10, 2022. The most recent cash dividend under the policy was paid on October 22, 2024 to stockholders of record as of October 8, 2024. The declaration of regular cash dividends in the future is subject to the determination each quarter by our board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

There can be no assurance that the Company will pay dividends in the future on a regular basis or otherwise. If our board of directors were to determine not to pay dividends in the future, stockholders would not receive any further return on an investment in our capital stock in the form of dividends and may obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

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

Your percentage ownership in A-Mark potentially could be diluted in the future because of additional common stock-based equity awards that we expect will be granted to our directors, officers and employees, including through our current equity incentive plan. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which could dilute your percentage ownership. For example, in the acquisition of JMB, our increased investments in Pinehurst Coin Exchange, Inc. and SGB and our recent acquisition of LPM, we issued stock to the sellers in partial consideration for the acquired interests. We also issued stock to the public to finance, in part, the acquisition of JMB.

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

Third parties may currently have, or may be issued, patents upon which the technologies used by the Company are alleged to infringe. The Company could incur significant costs to defend infringements claims, regardless of their validity, or could be required to develop non-infringing technology at considerable expense or be compelled to enter into expensive royalty or license agreements. For example, JMB was compelled to expend significant resources as a consequence of litigation in which it was accused of infringement prior to its acquisition by the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of September 30, 2024, 1,151,491 shares had been repurchased and 848,509 shares remain authorized for repurchase under the program.

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

We did not repurchase any shares during the quarter ended September 30, 2024.

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

A-MARK PRECIOUS METALS, INC.

Date:	November 8, 2024	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2024	By:	/s/ Kathleen Simpson-Taylor
Kathleen Simpson-Taylor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)