Form 10-Q
period 2024-12-31
A-Mark Precious Metals, Inc.
filed 2025-02-10
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of January 31, 2025, the registrant had 23,019,185 shares of common stock, par value $0.01 per share outstanding.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended December 31, 2024

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to the Condensed Consolidated Financial Statements and Notes thereof

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31, 2024	June 30, 2024
	(unaudited)
ASSETS
Current assets
Cash	$37,768	$48,636
Receivables, net	34,147	36,596
Derivative assets	92,840	114,720
Secured loans receivable	98,461	113,067
Precious metals held under financing arrangements	19,420	22,066
Inventories:
Inventories	642,259	579,400
Restricted inventories	551,937	517,744
	1,194,196	1,097,144
Income tax receivable	4,627	1,562
Prepaid expenses and other assets	8,238	8,412
Total current assets	1,489,697	1,442,203
Operating lease right of use assets	8,431	9,543
Property, plant, and equipment, net	23,990	20,263
Goodwill	199,937	199,937
Intangibles, net	94,076	101,663
Long-term investments	48,457	50,458
Other long-term assets	4,714	3,753
Total assets	$1,869,302	$1,827,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Liabilities on borrowed metals	$33,888	$31,993
Product financing arrangements	551,937	517,744
Accounts payable and other payables	14,890	18,831
Deferred revenue and other advances	318,156	263,286
Derivative liabilities	5,809	26,751
Accrued liabilities	15,909	16,798
Notes payable	4,020	8,367
Total current liabilities	944,609	883,770
Lines of credit	225,000	245,000
Notes payable	3,994	3,994
Deferred tax liabilities	21,867	22,187
Other liabilities	8,041	11,013
Total liabilities	1,203,511	1,165,964
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of December 31, 2024 or June 30, 2024	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 24,200,733 and 23,965,427 shares issued and 23,019,185 and 22,953,391 shares outstanding as of December 31, 2024 and June 30, 2024, respectively	243	240
Treasury stock, 1,181,548 and 1,012,036 shares at cost as of December 31, 2024 and June 30, 2024, respectively	(33,371)	(28,277)
Additional paid-in capital	172,679	168,771
Accumulated other comprehensive income	53	61
Retained earnings	473,114	466,838
Total A-Mark Precious Metals, Inc. stockholders’ equity	612,718	607,633
Noncontrolling interests	53,073	54,223
Total stockholders’ equity	665,791	661,856
Total liabilities and stockholders’ equity	$1,869,302	$1,827,820

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data; unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenues	$2,742,345	$2,078,815	$5,457,441	$4,563,433
Cost of sales	2,697,578	2,032,774	5,369,231	4,467,987
Gross profit	44,767	46,041	88,210	95,446
Selling, general, and administrative expenses	(25,754)	(22,396)	(52,371)	(44,241)
Depreciation and amortization expense	(4,639)	(2,811)	(9,348)	(5,603)
Interest income	6,794	6,311	13,881	12,413
Interest expense	(10,363)	(10,168)	(20,350)	(19,991)
Earnings (losses) from equity method investments	(2,410)	777	(1,832)	3,486
Other income, net	461	569	661	842
Unrealized (losses) gains on foreign exchange	(840)	105	(662)	11
Net income before provision for income taxes	8,016	18,428	18,189	42,363
Income tax expense	(2,042)	(4,467)	(3,797)	(9,419)
Net income	5,974	13,961	14,392	32,944
Net (loss) income attributable to noncontrolling interests	(584)	195	(1,150)	351
Net income attributable to the Company	$6,558	$13,766	$15,542	$32,593
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.28	$0.60	$0.67	$1.40
Diluted	$0.27	$0.57	$0.65	$1.34

Weighted-average shares outstanding:
Basic	23,158,300	23,079,500	23,093,400	23,222,100
Diluted	23,966,400	24,063,500	23,972,900	24,298,100

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data; unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Treasury Stock		Total A-Mark Precious Metals, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2023	23,672,122	$237	$169,034	$440,639	$(1,025)	(335,735)	$(9,762)	$599,123	$1,270	$600,393
Net income	—	—	—	18,827	—	—	—	18,827	156	18,983
Share-based compensation	—	—	664	—	—	—	—	664	—	664
Cumulative translation adjustment, net of tax	—	—	—	—	187	—	—	187	—	187
Exercise of share-based awards	159,999	2	958	—	—	—	—	960	—	960
Net settlement of share-based awards	10,556	—	(307)	—	—	—	—	(307)	—	(307)
Repurchases of common stock	—	—	—	—	—	(171,268)	(5,016)	(5,016)	—	(5,016)
Dividends declared	—	—	8	(32,787)	—	—	—	(32,779)	—	(32,779)
Balance, September 30, 2023	23,842,677	239	170,357	426,679	(838)	(507,003)	(14,778)	581,659	1,426	583,085
Net income	—	—	—	13,766	—	—	—	13,766	195	13,961
Share-based compensation	—	—	482	—	—	—	—	482	—	482
Cumulative translation adjustment, net of tax	—	—	—	—	(123)	—	—	(123)	—	(123)
Net settlement of share-based awards	5,571	—	(23)	—	—	—	—	(23)	—	(23)
Repurchases of common stock	—	—	—	—	—	(440,092)	(12,002)	(12,002)	—	(12,002)
Balance, December 31, 2023	23,848,248	$239	$170,816	$440,445	$(961)	(947,095)	$(26,780)	$583,759	$1,621	$585,380

Balance, June 30, 2024	23,965,427	$240	$168,771	$466,838	$61	(1,012,036)	$(28,277)	$607,633	$54,223	$661,856
Net income	—	—	—	8,984	—	—	—	8,984	(566)	8,418
Share-based compensation	—	—	320	—	—	—	—	320	—	320
Cumulative translation adjustment, net of tax	—	—	—	—	106	—	—	106	—	106
Exercise of share-based awards	230,668	2	3,279	—	—	—	—	3,281	—	3,281
Dividends declared	—	—	2	(9,266)	—	—	—	(9,264)	—	(9,264)
Balance, September 30, 2024	24,196,095	242	172,372	466,556	167	(1,012,036)	(28,277)	611,060	53,657	664,717
Net income	—	—	—	6,558	—	—	—	6,558	(584)	5,974
Share-based compensation	—	—	307	—	—	—	—	307	—	307
Cumulative translation adjustment, net of tax	—	—	—	—	(114)	—	—	(114)	—	(114)
Net settlement of share-based awards	4,638	1	—	—	—	—	—	1	—	1
Repurchases of common stock	—	—	—	—	—	(30,057)	(875)	(875)	—	(875)
Repurchases of common stock from related party	—	—	—	—	—	(139,455)	(4,219)	(4,219)	—	(4,219)
Balance, December 31, 2024	24,200,733	$243	$172,679	$473,114	$53	(1,181,548)	$(33,371)	$612,718	$53,073	$665,791

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$14,392	$32,944
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,348	5,603
Amortization of loan cost	1,680	1,214
Share-based compensation	627	1,146
Losses (earnings) from equity method investments	1,832	(3,486)
Dividends and distributions received from equity method investees	169	269
Other	(375)	157
Changes in assets and liabilities:
Receivables, net	2,449	(7,477)
Secured loans made to affiliates	17	—
Derivative assets	21,880	52,136
Income tax receivable	(3,065)	(1,022)
Precious metals held under financing arrangements	2,646	6,010
Inventories	(97,052)	(128,707)
Prepaid expenses and other assets	(309)	(134)
Accounts payable and other payables	(3,941)	(14,778)
Deferred revenue and other advances	54,870	(59,715)
Derivative liabilities	(20,942)	20,832
Liabilities on borrowed metals	1,895	2,573
Accrued liabilities	(3,579)	(8,274)
Income tax payable	—	(958)
Net cash used in operating activities	(17,458)	(101,667)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(4,308)	(3,824)
Purchase of long-term investments	—	(50)
Purchase of intangible assets	(100)	—
Secured loans receivable, net	14,599	(5,937)
Purchase of marketable securities	(2,550)	—
Proceeds from sale of marketable securities	2,835	—
Other	23	(848)
Net cash provided by (used in) investing activities	10,499	(10,659)
Cash flows from financing activities:
Product financing arrangements, net	34,193	182,782
Dividends paid	(9,275)	(32,686)
Borrowings under lines of credit	971,000	1,043,000
Repayments under lines of credit	(991,000)	(980,000)
Repayment of notes	—	(95,000)
Proceeds from notes payable to related party	—	2,688
Repayments on notes payable to related party	(4,347)	—
Repurchases of common stock	(901)	(16,936)
Repurchases of common stock from a related party	(4,219)	—
Debt funding issuance costs	(2,641)	(2,975)
Proceeds from the exercise of share-based awards	3,281	962
Payments for tax withholding related to net settlement of share-based awards	—	(332)
Net cash (used in) provided by financing activities	(3,909)	101,503
Net decrease in cash	(10,868)	(10,823)
Cash, beginning of period	48,636	39,318
Cash, end of period	$37,768	$28,495
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$19,830	$16,542
Income taxes paid	$7,119	$11,810
Income taxes refunded	$227	$413
Non-cash investing and financing activities:
Declared distributions and unpaid dividends	$(11)	$93
Property, plant, and equipment acquired on account	$1,132	$—

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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”) and Goldline, Inc. (“Goldline”), and through its investment in Silver Gold Bull, Inc. ("SGB"). As of December 31, 2024, JMB had several wholly-owned subsidiaries, including: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"). SGB and Goldline each have a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these Notes to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

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

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. $11.9 million of the dividend was paid to certain shareholders during the six months ended December 31, 2024, which includes a dividend paid to the Company from SGB in September 2024 of $7.5 million.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2024 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2024 Annual Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and June 30, 2024.

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

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an ongoing evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments were VIEs as of December 31, 2024 and June 30, 2024.

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

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. The direct costs incurred to acquire treasury stock are treated like stock issue costs and added to the cost of the treasury stock, which includes applicable fees and taxes. Other than the shares issued to acquire LPM in February 2024, which we subsequently repurchased in November 2024, there have been no reissuances of treasury stock.

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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of the AMCF Notes (see Note 15) have been included as a component of the carrying amount of the debt, and Trading Credit Facility debt issuance costs are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $1.0 million and $0.7 million for the three months ended December 31, 2024 and 2023, respectively, and $1.7 million and $1.2 million for the six months ended December 31, 2024 and 2023, respectively.

Earnings from Equity Method Investments

The Company's proportional interest in the reported earnings or losses from equity method investments is shown on the condensed consolidated statements of income as earnings or losses from equity method investments.

Other Income, Net

The Company's other income, net is comprised of royalty and consulting income, which is recognized when earned, gains or losses on other investments, and fair value adjustments to our acquisition-related contingent consideration liability.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $4.7 million and $3.8 million for the three months ended December 31, 2024 and 2023, respectively, and $9.4 million and $7.8 million for the six months ended December 31, 2024 and 2023, respectively. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the consolidated statements of income. Shipping and handling costs totaled $6.6 million and $5.6 million for the three months ended December 31, 2024 and 2023, respectively, and $12.6 million and $10.8 million for the six months ended December 31, 2024 and 2023, respectively.

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

A reconciliation of shares used in calculating basic and diluted earnings per common share is presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Basic weighted-average shares of common stock outstanding	23,158	23,080	23,093	23,222
Effect of common stock equivalents	808	984	880	1,076
Diluted weighted-average shares outstanding	23,966	24,064	23,973	24,298

The anti-dilutive shares excluded from the table above were 10,000 and 41,082 for the three months ended December 31, 2024 and 2023, respectively, and 10,000 and 25,541 for the six months ended December 31, 2024 and 2023, respectively. Actual common shares outstanding totaled 23,019,185 and 22,901,153 as of December 31, 2024 and 2023, respectively.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires additional disclosures, for interim and annual reporting, of expenses by nature, such as inventory purchases, employee compensation, depreciation and amortization, and selling expenses. This update is effective for the Company for its fiscal year beginning July 1, 2027 and interim periods thereafter, and may be applied either prospectively or retrospectively. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

Acquisition-related Contingent Consideration. We may be required to pay contingent consideration up to $37.5 million in cash in connection with the acquisition of LPM in February 2024 if certain EBITDA targets are met for 2024, 2025, and 2026. As of the acquisition date, the fair value of this contingent consideration was $2.8 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected as selling, general, and administrative expense. As of December 31, 2024, the fair value of the contingent consideration was $2.3 million, $1.4 million of which was classified as accrued liabilities and the remainder as other liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of LPM is measured at fair value at each reporting period using a Monte Carlo Simulation model ("MCS model") with Level 3 unobservable inputs including estimated future cash flows generated by LPM, discount rates, and earnings volatility. Key assumptions used in the MCS model as of December 31, 2024 were an EBITDA risk premium of 10.5%, an EBITDA volatility of 65.0%, and a risk-free rate based on the USD yield curve between 4.1% and 4.2%. During the three and six months ended December 31, 2024, we recorded a reduction of $0.0 million and $0.1 million, respectively, to our contingent consideration reflected in selling, general, and administrative expenses.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis, aggregated by each fair value hierarchy level (in thousands):

	December 31, 2024
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$1,191,296	$—	$—	$1,191,296
Precious metals held under financing arrangements	19,420	—	—	19,420
Derivative assets — open sale and purchase commitments, net	14,771	—	—	14,771
Derivative assets — futures contracts	8,226	—	—	8,226
Derivative assets — forward contracts	69,843	—	—	69,843
Total assets, valued at fair value	$1,303,556	$—	$—	$1,303,556
Liabilities:
Liabilities on borrowed metals	$33,888	$—	$—	$33,888
Product financing arrangements	551,937	—	—	551,937
Derivative liabilities — open sale and purchase commitments, net	1,237	—	—	1,237
Derivative liabilities — margin accounts	4,446	—	—	4,446
Derivative liabilities — futures contracts	126	—	—	126
Acquisition-related contingent consideration	—	—	2,300	2,300
Total liabilities, valued at fair value	$591,634	$—	$2,300	$593,934

(1)
Commemorative coin inventory totaling $2.9 million was held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

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

4. RECEIVABLES, NET

Receivables, net consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Customer trade receivables	$11,025	$12,373
Wholesale trade advances	11,108	11,033
Due from brokers and other	12,014	13,190
	$34,147	$36,596

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans (in thousands):

	December 31, 2024	June 30, 2024
Secured loans originated	$85,463	$96,573
Secured loans originated - with a related party	—	15
	85,463	96,588
Secured loans acquired	12,998	16,479
	$98,461	$113,067

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

As of December 31, 2024 and June 30, 2024, our secured loans carried weighted-average effective interest rates of 10.4% and 10.5%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows (in thousands):

	December 31, 2024		June 30, 2024
Bullion	$48,210	49.0%	$64,764	57.3%
Numismatic and semi-numismatic	43,106	43.8%	42,588	37.7%
Graded sports cards	7,145	7.2%	5,715	5.0%
	$98,461	100.0%	$113,067	100.0%

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

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more (in thousands):

	December 31, 2024		June 30, 2024
Loan-to-value of less than 75%	$84,664	86.0%	$101,197	89.5%
Loan-to-value of 75% or more	13,797	14.0%	11,870	10.5%
	$98,461	100.0%	$113,067	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of December 31, 2024 and June 30, 2024.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company maintains sufficient collateral to satisfy amounts due.

Non-performing loans have the highest probability for credit loss. If needed, an allowance for secured loan credit losses attributable to non-performing loans is recorded based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default. In the event a loan were to become non-performing and the collateral is not sufficient to satisfy amounts due, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of December 31, 2024 and June 30, 2024, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income. For the three and six months ended December 31, 2024, the Company incurred no loan impairment costs, and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. The following table summarizes the components of our inventory (in thousands):

	December 31, 2024	June 30, 2024
Inventory held for sale	$386,941	$342,196
Repurchase arrangements with customers	215,372	199,559
Consignment arrangements with customers	3,158	2,416
Commemorative coins, held at lower of cost or net realizable value	2,900	3,236
Borrowed precious metals	33,888	31,993
Product financing arrangements	551,937	517,744
	$1,194,196	$1,097,144

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding commemorative coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, or product financing arrangements. As of December 31, 2024 and June 30, 2024, inventory held for sale totaled $386.9 million and $342.2 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2024 and June 30, 2024, included within inventories is $215.4 million and $199.6 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of December 31, 2024 and June 30, 2024 totaled $3.2 million and $2.4 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Commemorative Coins. Our commemorative coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of commemorative coins is influenced more by supply and demand determinants than by the underlying spot price of the precious metal content of the commemorative coins. The value of commemorative coins is not subject to the same level of volatility as bullion coins because our commemorative coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our commemorative coins are not hedged and totaled $2.9 million and $3.2 million as of December 31, 2024 and June 30, 2024, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $33.9 million and $32.0 million as of December 31, 2024 and June 30, 2024, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement repurchase date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligations totaled $551.9 million and $517.7 million as of December 31, 2024 and June 30, 2024, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of December 31, 2024 and June 30, 2024, the unrealized gains or losses resulting from the difference between market value and cost of physical inventory were gains of $26.7 million and gains of $55.5 million, respectively.

Premium Component of Inventory

The premium component, at market value, included in the inventory as of December 31, 2024 and June 30, 2024 totaled $33.3 million and $34.2 million, respectively.

7. LEASES

Components of lease expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Operating lease costs	$709	$366	$1,418	$732
Variable lease costs	167	107	349	211
Short term lease costs	19	26	29	53
Finance lease costs	7	—	14	—
	$902	$499	$1,810	$996

For the six months ended December 31, 2024, we made cash payments of $1.4 million for operating lease obligations. These payments are included in operating cash flows. As of December 31, 2024, the weighted-average remaining lease term under our capitalized operating leases was 4.1 years, while the weighted-average discount rate for our operating leases was approximately 6.1%.

The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities as of December 31, 2024 for our operating leases were as follows (in thousands):

Fiscal Year ending June 30,	Operating Leases
2025 (remainder)	$1,468
2026	2,734
2027	2,022
2028	1,920
2029	1,081
Thereafter	936
Total lease payments	10,161
Imputed interest	(1,264)
Total operating lease liability	$8,897	(1)
Operating lease liability - current	$2,431	(2)
Operating lease liability - long-term	6,466	(3)
	$8,897	(1)

(1)
Represents the present value of the operating lease liabilities as of December 31, 2024.
(2)
Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)
Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.

For information regarding the Company's related party leases, refer to Note 14.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Computer software	$9,476	$9,300
Plant equipment	10,232	10,566
Leasehold improvements	4,196	4,196
Office furniture, and fixtures	4,038	4,042
Computer equipment	2,377	2,337
Building and other	2,629	2,571
Total depreciable assets	32,948	33,012
Less: Accumulated depreciation and amortization	(18,049)	(16,356)
Property and equipment not placed in service	8,685	3,201
Land	406	406
Property, plant, and equipment, net	$23,990	$20,263

Property, plant and equipment depreciation and amortization expense was $0.8 million and $0.6 million for the three months ended December 31, 2024 and 2023, respectively, and $1.7 million and $1.3 million for the six months ended December 31, 2024 and 2023, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles are described below (dollar amounts in thousands):

			December 31, 2024				June 30, 2024
	Estimated Useful Lives (Years)	Remaining Weighted-Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	4 - 15	4.1	$75,568	$(57,387)	$—	$18,181	$75,568	$(52,203)	$—	$23,365
Developed technology	4	3.0	20,336	(11,436)	—	8,900	20,336	(8,933)	—	11,403
Non-compete and other	3 - 5	2.7	2,310	(2,300)	—	10	2,310	(2,300)	—	10
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			98,509	(71,418)	—	27,091	98,509	(63,731)	—	34,778
Trade names and trademarks	Indefinite	Indefinite	59,660	—	(1,290)	58,370	59,660	—	(1,290)	58,370
Domain name	Indefinite	Indefinite	8,615	—	—	8,615	8,515	—	—	8,515
Identifiable intangible assets			$166,784	$(71,418)	$(1,290)	$94,076	$166,684	$(63,731)	$(1,290)	$101,663

Goodwill	Indefinite	Indefinite	$201,301	$—	$(1,364)	$199,937	$201,301	$—	$(1,364)	$199,937

The Company's intangible assets are subject to amortization except for trade names, trademarks, and domain names, which have indefinite lives. Amortization expense related to the Company's intangible assets was $3.8 million and $2.2 million for the three months ended December 31, 2024 and 2023, respectively, and $7.7 million and $4.3 million for the six months ended December 31, 2024 and 2023, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

Impairment

We recorded a non-recurring impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) in fiscal 2018 related to Goldline. Other than the impairment charge related to Goldline, we have not recorded any impairment of goodwill or indefinite-lived intangible assets.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025 (remainder)	5,790
2026	7,798
2027	6,059
2028	4,866
2029	734
Thereafter	1,844
$27,091

10. LONG-TERM INVESTMENTS

The following table shows the carrying value and ownership percentage of the Company's investment in privately-held entities accounted for either under the equity or cost method (in thousands):

	December 31, 2024		June 30, 2024
Investee	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Pinehurst Coin Exchange, Inc.	$14,533	49.0%	$17,503	49.0%
Sunshine Minting, Inc.	18,156	44.9%	18,603	44.9%
Company A	283	33.3%	283	33.3%
Company B	2,112	50.0%	2,036	50.0%
Texas Precious Metals, LLC	8,368	12.0%	7,236	12.0%
Atkinsons Bullion & Coins	3,066	25.0%	2,783	25.0%
APS Investment, LLC (1)	1,939	33.3%	2,014	33.3%
	$48,457		$50,458

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

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Trade payables to customers	$7,740	$12,005
Other accounts payable	7,150	6,826
Accounts payable and other payables	$14,890	$18,831

Deferred revenue	$15,710	$22,354
Advances from customers	302,446	240,932
Deferred revenue and other advances	$318,156	$263,286

As of December 31, 2024 and June 30, 2024, advances from customers included $153.9 million and $99.6 million, respectively, of advances related to precious metals leases.

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

	December 31, 2024				June 30, 2024
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$46,040	$(31,269)	$—	$14,771	$102,091	$(4,079)	$—	$98,012
Futures contracts	8,226	—	—	8,226	1,557	—	—	1,557
Forward contracts	69,843	—	—	69,843	15,151	—	—	15,151
	$124,109	$(31,269)	$—	$92,840	$118,799	$(4,079)	$—	$114,720
Nettable derivative liabilities:
Open sale and purchase commitments	$1,819	$(582)	$—	$1,237	$8,724	$(1,034)	$—	$7,690
Margin accounts	24,660	—	(20,214)	4,446	22,316	—	(17,550)	4,766
Futures contracts	126	—	—	126	39	—	—	39
Forward contracts	—	—	—	—	14,256	—	—	14,256
	$26,605	$(582)	$(20,214)	$5,809	$45,335	$(1,034)	$(17,550)	$26,751

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

Below is a summary of the net gains (losses) on derivative instruments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open futures commodity and forward contracts and open sale and purchase commitments, net	$19,895	$(70,943)	$(1,239)	$(73,978)
Realized (losses) gains on futures commodity contracts, net	(9,118)	13,654	(10,247)	6,183
	$10,777	$(57,289)	$(11,486)	$(67,795)

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

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk (in thousands):

	December 31, 2024	June 30, 2024
Inventories	$1,194,196	$1,097,144
Precious metals held under financing arrangements	19,420	22,066
	1,213,616	1,119,210
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(2,900)	(3,236)
Premium on metals position	(33,337)	(34,175)
Precious metal value not hedged	(36,237)	(37,411)

Commitments at market:
Open inventory purchase commitments	857,132	817,900
Open inventory sales commitments	(400,861)	(388,184)
Margin sales commitments	(24,661)	(22,316)
In-transit inventory no longer subject to market risk	(21,022)	(21,715)
Unhedgeable premiums on open commitment positions	13,446	10,986
Borrowed precious metals	(33,888)	(31,993)
Product financing arrangements	(551,937)	(517,744)
Advances on industrial metals	518	394
	(161,273)	(152,672)

Precious metal subject to price risk	1,016,106	929,127

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	742,863	843,439
Precious metals futures contracts at market values	269,606	83,214
Total market value of derivative financial instruments	1,012,469	926,653

Net precious metals subject to commodity price risk	$3,637	$2,474

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. The Company had the following outstanding commitments and open forward and futures contracts (in thousands):

	December 31, 2024	June 30, 2024
Purchase commitments	$857,132	$817,900
Sales commitments	$(400,861)	$(388,184)
Margin sales commitments	$(24,661)	$(22,316)
Open forward contracts	$742,863	$843,439
Open futures contracts	$269,606	$83,214

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheets. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. As of December 31, 2024, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

	December 31, 2024	June 30, 2024
Foreign exchange forward contracts	$4,810	$4,793
Open sale and purchase commitment transactions, net	$4,364	$4,705

13. INCOME TAXES

Net income from operations before provision for income taxes is shown below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
U.S.	$8,360	$18,422	$17,734	$42,350
Foreign	(344)	6	455	13
	$8,016	$18,428	$18,189	$42,363

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate are shown below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Current:
Federal	$1,593	$3,965	$2,918	$8,352
State and local	224	497	378	1,057
Foreign	225	5	501	10
	$2,042	$4,467	$3,797	$9,419

Effective income tax rate	25.5%	24.2%	20.9%	22.2%

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three and six months ended December 31, 2024 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), foreign tax rate differential, Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three and six months ended December 31, 2023 primarily due to the excess tax benefit from share-based compensation and the foreign derived intangible income special deduction, partially offset by state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

Income Taxes Receivable and Payable

As of December 31, 2024 and June 30, 2024, we had an income tax receivable of $4.6 million and $1.6 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2024 and June 30, 2024, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of December 31, 2024, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state and foreign), resulting in a federal deferred tax liability of $12.5 million, a state deferred tax liability of $1.7 million, and a foreign deferred tax liability of $7.7 million. As of June 30, 2024, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal and state), resulting in a federal deferred tax liability of $12.5 million, a state deferred tax liability of $1.7 million, and a foreign deferred tax liability of $8.1 million. Our net foreign deferred tax liability will fluctuate as the value of the U.S. dollar changes with respect to foreign currencies.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its condensed consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. As of December 31, 2024 there have been no material changes to our unrecognized tax benefits or any related interest or penalties since June 30, 2024.

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

1)
Stack’s Bowers Numismatics, LLC ("Stack's Bowers Galleries"). Stack's Bowers Galleries is a wholly-owned subsidiary of Spectrum Group International, Inc. ("SGI"). SGI and the Company have a common chief executive officer, and the chief executive officer and the general counsel of the Company constitutes a majority of the board members of SGI.
2)
Solid Crossing Inc. ("Solid Crossing"). SGB's corporate office space is leased from Solid Crossing, whose owners are affiliates of SGB.
3)
Equity method investees. As of December 31, 2024, the Company had six investments in privately-held entities which have been determined to be equity method investees and related parties.

Our related party transactions primarily include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, (iv) hedging transactions, and (v) related party lease and construction arrangements. Below is a summary of our related party transactions. The amounts presented for each period reflect each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

Our related party net receivables and payables balances were as shown below (in thousands):

	December 31, 2024				June 30, 2024
	Receivables		Payables		Receivables		Payables
Stack's Bowers Galleries	$—		$1,575	(3)	$729	(1)	$—
Equity method investees	716	(2)	4,338	(4)	—		12,986	(4)
Other	—		4,577	(4)	—		8,449	(4)
	$716		$10,490		$729		$21,435

(1)
Balance includes trade receivables, secured loans receivables, and other receivables, net
(2)
Balance includes trade receivables and other receivables, net
(3)
Balance includes trade payables and other payables, net
(4)
Balance includes note payables, trade payables, and other payables, net

Secured Loans Receivable

On March 1, 2018, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit on the wholesale value (i.e., the excess over the spot value of the metal), of numismatic products bearing interest at a competitive rate per annum, with a maximum borrowing line (subject to temporary increases) of $10.0 million. In addition to the annual rate of interest, the Company is entitled to receive a participation interest (or "royalty income") equal to 10% of the net profits realized by Stack's Bowers Galleries on the ultimate sale of the products. The initial term of the loan was 180 days; thereafter, the line of credit has been extended by additional consecutive 30-day periods by mutual agreement. As of December 31, 2024 and June 30, 2024, the outstanding principal balance of this loan was $0.0 million and $0.0 million, respectively.

On March 4, 2022, CFC entered into a loan agreement with Stack's Bowers Galleries providing a secured line of credit based on the collateral value of Stack's Bowers Galleries' secured customers' notes. The loan bears interest at a competitive rate per annum, with a maximum borrowing line of $3.0 million. The initial term of the loan was 180 days; thereafter, the line of credit has been extended by additional consecutive 180-day periods by mutual agreement. As of December 31, 2024 and June 30, 2024, the outstanding principal balance of this loan was $0.0 million and $0.0 million, respectively.

Operating Lease Right of Use Assets

As of December 31, 2024 and June 30, 2024, our related party right of use assets were $1.8 million and $2.0 million, respectively.

Property, Plant, and Equipment

AMGL entered into an agreement, effective as of July 1, 2024, with W.A. Richardson Builders, LLC (“WAR Construction”) to effectuate the build out of the Company’s Las Vegas logistics facility. The majority owner and co-manager of WAR Construction is the spouse of a member of the Board of Directors of the Company, and the other co-manager is a 10% stockholder of the Company whose family members are minority owners of WAR Construction. The Company incurred costs of $1.5 million related to this agreement during the three months ended December 31, 2024.

Long-term Investments

As of December 31, 2024 and June 30, 2024, the aggregate carrying balance of the equity method investments was $48.2 million and $50.2 million, respectively. (See Note 10.)

Other Long-term Assets

In June 2022, the Company acquired an option to purchase additional ownership interest in SGB. This option was partially exercised and modified in June 2024. The option is exercisable through September 2025. (See Note 1.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026; the CCP Note may be further extended by mutual agreement. As of December 31, 2024 and June 30, 2024, the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million, respectively.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. $11.9 million of the dividend was paid to certain shareholders during the six months ended December 31, 2024, which includes a dividend paid to the Company from SGB in September 2024 of $7.5 million. The remaining unpaid dividend of $4.0 million and $8.4 million due to the other shareholders as of December 31, 2024 and June 30, 2024, respectively, was recorded as a note payable by SGB.

Share Repurchases

In November 2024, we repurchased 139,455 shares of our common stock from a related party for $4.2 million.

Activity with Related Parties

Sales and Purchases

Our sales and purchases with companies deemed to be related parties were as follows (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries	$35,240	$17,868	$30,755	$16,331	$80,697	$51,715	$70,938	$22,870
Equity method investees(1)	284,369	11,817	298,853	10,136	559,209	25,122	644,203	22,588
	$319,609	$29,685	$329,608	$26,467	$639,906	$76,837	$715,141	$45,458

(1)
Includes sales and purchases activity with SGB prior to the Company acquiring a majority ownership interest in SGB in June 2024.

Interest Income

We earned interest income from related parties as set forth below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Interest income from secured loans receivables	$90	$—	$175	$—
Interest income from finance products and repurchase arrangements	2,319	2,528	4,646	5,142
	$2,409	$2,528	$4,821	$5,142

Selling, General, and Administrative

The Company incurred selling, general, and administrative expense related to its leasing agreements with Solid Crossing and Stack's Bowers Galleries and its consulting agreement with Cerberus Limited of $409,000 and $12,000 during the three months ended December 31, 2024 and 2023, respectively, and $770,000 and $24,000 during the six months ended December 31, 2024 and 2023, respectively.

Interest Expense

The Company incurred interest expense related to its note with CCP of $46,000 and $10,000 during the three months ended December 31, 2024 and 2023, respectively, and $93,000 and $12,000 during the six months ended December 31, 2024 and 2023, respectively.

Equity Method Investments — Earnings, Dividends and Distributions Received

The Company's proportional share of our equity method investee's earnings (losses) totaled $(2.4) million and $0.8 million during the three months ended December 31, 2024 and 2023, respectively, and $(1.8) million and $3.5 million, during the six months ended December 31, 2024 and 2023, respectively.

The Company received dividend and distribution payments from our equity method investees that totaled, in the aggregate, $0.0 million and $0.0 million during the three months ended December 31, 2024 and 2023, respectively, and $0.2 million and $0.3 million during the six months ended December 31, 2024 and 2023, respectively.

Other Income

The Company earned royalty and consulting services income from related parties that totaled $0.6 million and $0.4 million during the three months ended December 31, 2024 and 2023, respectively, and $0.8 million and $0.7 million during the six months ended December 31, 2024 and 2023, respectively.

Transactions with Directors and Officers

Directors and officers of the Company engaged in transactions through A-Mark and/or its subsidiaries for an aggregate dollar value of $1.0 million and $1.9 million during the three months ended December 31, 2024 and 2023, respectively, and $2.4 million and $1.9 million during the six months ended December 31, 2024 and 2023, respectively.

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

The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by all of the Company's subsidiaries. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of December 31, 2024, the interest rate on our Trading Credit Facility was approximately 6.9% and the daily SOFR rate was approximately 4.5%.

The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. We routinely use funds drawn under the Trading Credit Facility to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $225.0 million and $245.0 million at December 31, 2024 and June 30, 2024, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $197.5 million and $145.5 million as determined on December 31, 2024 and June 30, 2024, respectively. As of December 31, 2024 and June 30, 2024, the remaining unamortized balance of loan costs was approximately $4.4 million and $3.4 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of December 31, 2024.

Interest expense related to the Company’s Trading Credit Facility totaled $6.5 million and $5.9 million which represents 63.2% and 58.3% of the total interest expense recognized for the three months ended December 31, 2024 and 2023, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate of 8.7% and 8.7% for the three months ended December 31, 2024 and 2023, respectively.

Interest expense related to the Company’s Trading Credit Facility totaled $12.9 million and $11.6 million which represents 63.5% and 58.2% of the total interest expense recognized for the six months ended December 31, 2024 and 2023, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate of 8.9% and 8.4% for the six months ended December 31, 2024 and 2023, respectively.

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

For the three months ended December 31, 2024 and 2023, interest expense related to the AMCF Notes (including loan amortization costs) totaled $0.0 million and $1.1 million, which represents 0.0% and 11.1% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2024 and 2023, interest expense related to the AMCF Notes (including loan amortization costs) totaled $0.0 million and $2.5 million, which represents 0.0% and 12.5% of the total interest expense recognized by the Company, respectively.

Prior to repayment, the AMCF Notes' weighted-average effective interest rate was 5.9%.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed metals with market values totaling $33.9 million and $32.0 million as of December 31, 2024 and June 30, 2024, respectively, which were included in inventories on the consolidated balance sheet.

For the three months ended December 31, 2024 and 2023, the interest expense related to liabilities on borrowed metals totaled $0.9 million and $0.4 million, which represents 8.4% and 3.6% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2024 and 2023, the interest expense related to liabilities on borrowed metals totaled $1.6 million and $0.9 million, which represents 8.0% and 4.6% of the total interest expense recognized by the Company, respectively.

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

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory upon demand at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $551.9 million and $517.7 million as of December 31, 2024 and June 30, 2024, respectively.

For the three months ended December 31, 2024 and 2023, the interest expense related to product financing arrangements totaled $2.8 million and $2.5 million, which represents 26.6% and 24.9% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2024 and 2023, the interest expense related to product financing arrangements totaled $5.4 million and $4.5 million, which represents 26.6% and 22.3% of the total interest expense recognized by the Company, respectively.

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

On August 20, 2024, the Company's board of directors declared a regular cash dividend of $0.20 per share of common share to stockholders of record at the close of business on October 8, 2024. The dividend was paid on October 22, 2024 and totaled $4.6 million.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of December 31, 2024, 678,997 shares remain authorized for repurchase under the program.

During the six months ended December 31, 2024, we repurchased 169,512 shares under the program for $5.1 million, of which 139,455 were repurchased from a related party (see Note 14 for further information). From inception of the program through December 31, 2024, we repurchased a total of 1,321,003 shares for $37.3 million.

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

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of December 31, 2024, 1,676,926 shares were available for issuance of new awards under the 2014 Plan.

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

The Company incurred compensation expense related to stock options of $0.0 million and $0.2 million during the three months ended December 31, 2024 and 2023, respectively, and $0.0 million and $0.4 million during the six months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was total remaining compensation expense of $0.0 million related to employee stock options, which will be recorded over a weighted-average vesting period of approximately 0.5 years.

The following table summarizes stock option activity:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Grant Date Fair Value Per Award (1)
Fiscal 2024
Outstanding at June 30, 2023	1,446,260	$7.11	$43,882	$3.58
Exercises	(178,128)	$5.95	$5,056	$3.58
Outstanding at December 31, 2023	1,268,132	$7.27	$29,234	$3.58
Exercisable at December 31, 2023	1,097,464	$5.43	$27,244	$2.77
Fiscal 2025
Outstanding at June 30, 2024	1,158,530	$7.10	$29,354	$3.53
Exercises	(230,668)	$14.23	$6,828	$6.56
Outstanding at December 31, 2024	927,862	$5.32	$20,607	$2.78
Exercisable at December 31, 2024	922,862	$5.14	$20,607	$2.70

(1) The Company issued the options with an exercise price per share not less than the closing market price of common stock on the grant date.

The following table summarizes information about stock options as of December 31, 2024:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$—	$5.00	559,862	4.66	$1.96	559,862	4.66	$1.96
$5.01	$7.50	15,000	1.77	$6.33	15,000	1.77	$6.33
$7.51	$12.50	301,000	1.14	$8.96	301,000	1.14	$8.96
$12.51	$30.00	42,000	6.03	$15.51	42,000	6.03	$15.51
$30.01	$50.00	10,000	8.09	$39.69	5,000	8.09	$39.69
		927,862	3.57	$5.32	922,862	3.55	$5.14

The following table summarizes nonvested stock option activity:

	Options	Weighted-Average Grant Date Fair Value Per Award
Nonvested outstanding at June 30, 2024	41,664	$9.23
Vested	(36,664)	$8.23
Nonvested outstanding at December 31, 2024	5,000	$16.56

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

The Company incurred compensation expense related to RSUs of $0.3 million and $0.2 million during the three months ended December 31, 2024 and 2023, and $0.6 million and $0.7 million during the six months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $1.3 million of remaining compensation expense related to RSUs, which will be recorded over a weighted-average vesting period of approximately 1.6 years.

The following table summarizes RSU activity:

	Awards Outstanding	Weighted-Average Fair Value per Unit at Grant Date
Fiscal 2024
Nonvested outstanding at June 30, 2023	63,587	$32.37
Granted	18,891	$25.41
Vested & delivered	(10,481)	$30.53
Vested & deferred (1)	(12,486)	$28.83
Nonvested outstanding at December 31, 2023	59,511	$31.23
Vested but subject to deferred settlement at December 31, 2023 (1)	41,856	$25.80
Outstanding at December 31, 2023	101,367	$28.99
Fiscal 2025
Nonvested outstanding at June 30, 2024	61,317	$30.61
Granted	15,965	$30.06
Vested & delivered	(4,638)	$25.87
Vested & deferred (1)	(14,042)	$25.87
Nonvested outstanding at December 31, 2024 (2)	58,602	$32.02
Vested but subject to deferred settlement at December 31, 2024 (1)	55,989	$26.01
Outstanding at December 31, 2024 (2)	114,591	$29.08

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

The fair value of this liability award is estimated with a Black-Scholes valuation model that uses certain assumptions, such as expected volatility, risk-free interest rate, life of the award, dividend rate and strike price. The Company also estimates the most probable aggregate total of the performance bonus to be paid over the performance period in determining the strike price of the award. The grant date fair value of this liability award was $5.7 million. The fair value of this liability award was $1.8 million as of December 31, 2024 resulting from the following assumptions: a performance bonus estimate of $3.3 million to be paid over the four-year term, a risk-free rate of 4.3%, and an equity volatility of 50.0%.

Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating due to remeasurement of fair value at the end of each reporting period because the award is classified as a liability. The Company recognized compensation expense (income) related to this cash incentive bonus award of ($1.3 million) and $0.2 million during the three months ended December 31, 2024 and 2023, respectively, and ($0.2 million) and $0.4 million during the six months ended December 31, 2024 and 2023, respectively.

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

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentrations

The following customer provided 10 percent or more of the Company's revenues (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$2,742,345	100.0%	$2,078,815	100.0%	$5,457,441	100.0%	$4,563,433	100.0%
Customer concentrations
HSBC Bank (1)	$422,659	15.4%	$457,363	22.0%	$1,001,442	18.4%	$1,056,411	23.1%

(1) Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales & Ancillary Services segment.

No single customer provided 10 percent or more of the Company's accounts receivable balances as of December 31, 2024.

The following customer accounted for 10 percent or more of the Company's secured loans receivable (in thousands):

	December 31, 2024		June 30, 2024
	Amount	Percent	Amount	Percent
Total secured loans receivable	$98,461	100.0%	$113,067	100.0%
Customer concentrations
Customer A	$13,500	13.7%	$13,500	11.9%

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

Revenue

in thousands	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
Revenue by segment (1)
Wholesale Sales & Ancillary Services	$2,637,921		$1,961,494		$5,185,919		$4,348,817
Eliminations of inter-segment sales	(464,581)		(253,310)		(785,590)		(481,561)
Wholesale Sales & Ancillary Services, net of eliminations (2)	2,173,340		1,708,184		4,400,329		3,867,256
Direct-to-Consumer	569,005	(a)	370,631	(b)	1,057,112	(c)	696,177	(d)
	$2,742,345		$2,078,815		$5,457,441		$4,563,433

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $46.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $1.8 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Includes $67.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)
Includes $3.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue by geographic region
United States	$1,099,582	$1,086,895	$2,113,437	$2,338,694
Europe	1,047,545	849,355	2,371,228	1,936,061
North America, excluding United States	547,292	127,430	872,964	263,796
Asia Pacific	45,146	13,998	93,580	22,502
Africa	3	—	3	—
Australia	2,767	1,137	6,219	2,380
South America	10	—	10	—
	$2,742,345	$2,078,815	$5,457,441	$4,563,433

Gross Profit and Gross Margin Percentage

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$19,803	$22,245	$39,612	$48,327
Eliminations and adjustments	(69)	1,639	112	3,904
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	19,734	23,884	39,724	52,231
Direct-to-Consumer, net of eliminations	25,033	22,157	48,486	43,215
	$44,767	$46,041	$88,210	$95,446
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	0.751%	1.134%	0.764%	1.111%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	0.908%	1.398%	0.903%	1.351%
Direct-to-Consumer	4.399%	5.978%	4.587%	6.207%
Consolidated gross margin percentage	1.632%	2.215%	1.616%	2.092%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Operating income (expenses) by segment
Wholesale Sales & Ancillary Services	$(18,439)	$(13,112)	$(34,888)	$(24,649)
Eliminations	(45)	(23)	(92)	(68)
Wholesale Sales & Ancillary Services, net of eliminations	$(18,484)	$(13,135)	$(34,980)	$(24,717)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general, and administrative expenses	$(11,408)	$(10,577)	$(24,142)	$(21,164)
Depreciation and amortization expense	(806)	(313)	(1,608)	(610)
Interest income	4,124	3,573	8,139	6,981
Interest expense	(8,075)	(6,960)	(15,555)	(13,723)
Earnings (losses) from equity method investments	(2,459)	777	(1,908)	3,492
Other (expense) income, net	(70)	260	(65)	296
Unrealized gains on foreign exchange	210	105	159	11
	$(18,484)	$(13,135)	$(34,980)	$(24,717)
Direct-to-Consumer
Selling, general, and administrative expenses	$(14,058)	$(11,444)	$(27,649)	$(22,310)
Depreciation and amortization expense	(3,832)	(2,410)	(7,736)	(4,817)
Interest income	44	—	96	—
Interest expense	(697)	(793)	(1,181)	(1,895)
Unrealized losses on foreign exchange	(1,050)	—	(821)	—
	$(19,593)	$(14,647)	$(37,291)	$(29,022)
Secured Lending
Selling, general, and administrative expenses	$(288)	$(375)	$(580)	$(767)
Depreciation and amortization expense	(1)	(88)	(4)	(176)
Interest income	2,626	2,738	5,646	5,432
Interest expense	(1,591)	(2,415)	(3,614)	(4,373)
Earnings (losses) from equity method investments	49	—	76	(6)
Other income, net	531	309	726	546
	$1,326	$169	$2,250	$656

Net Income Before Provision for Income Taxes

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$1,250	$10,749	$4,744	$27,514
Direct-to-Consumer	5,440	7,510	11,195	14,193
Secured Lending	1,326	169	2,250	656
	$8,016	$18,428	$18,189	$42,363

Advertising Expense

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(526)	$(674)	$(1,146)	$(1,285)
Direct-to-Consumer	(4,165)	(3,082)	(8,121)	(6,372)
Secured Lending	(55)	(59)	(125)	(111)
	$(4,746)	$(3,815)	$(9,392)	$(7,768)

Capital Expenditures for Long-Lived Assets

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Capital expenditures for long-lived assets by segment
Wholesale Sales & Ancillary Services	$(3,607)	$(1,629)	$(4,112)	$(3,145)
Direct-to-Consumer	(194)	(309)	(296)	(679)
	$(3,801)	$(1,938)	$(4,408)	$(3,824)

Inventories

in thousands
	December 31, 2024	June 30, 2024
Inventories by segment
Wholesale Sales & Ancillary Services	$974,729	$924,804
Direct-to-Consumer	219,467	172,340
	$1,194,196	$1,097,144

in thousands
	December 31, 2024	June 30, 2024
Inventories by geographic region
United States	$1,053,397	$989,272
North America, excluding United States	78,701	53,648
Europe	20,943	18,519
Asia	41,155	35,705
	$1,194,196	$1,097,144

Total Assets

in thousands
	December 31, 2024	June 30, 2024
Total assets by segment
Wholesale Sales & Ancillary Services (1)	$1,251,167	$1,262,385
Eliminations	(207,334)	(240,380)
Wholesale Sales & Ancillary Services, net of eliminations	1,043,833	1,022,005
Direct-to-Consumer	724,776	690,547
Secured Lending	100,693	115,268
	$1,869,302	$1,827,820

(1)
Our equity method investments and precious metals held under financing arrangements are primarily recorded within our Wholesale Sales & Ancillary Services segment.

in thousands
	December 31, 2024	June 30, 2024
Total assets by geographic region
United States	$1,560,374	$1,539,395
North America, excluding United States	205,355	188,100
Europe	22,841	20,512
Asia	80,732	79,813
	$1,869,302	$1,827,820

Long-term Assets

in thousands
	December 31, 2024	June 30, 2024
Long-term assets by segment
Wholesale Sales & Ancillary Services	$111,561	$109,643
Direct-to-Consumer	265,931	273,933
Secured Lending	2,113	2,041
	$379,605	$385,617

in thousands
	December 31, 2024	June 30, 2024
Long-term assets by geographic region
United States	$237,413	$238,169
North America, excluding United States	110,277	$114,475
Europe	2	2
Asia	31,913	32,971
	$379,605	$385,617

Goodwill

in thousands
	December 31, 2024	June 30, 2024
Goodwill by segment
Wholesale Sales & Ancillary Services	$29,915	$29,915
Direct-to-Consumer(1)	170,022	170,022
	$199,937	$199,937

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	December 31, 2024	June 30, 2024
Intangible assets by segment
Wholesale Sales & Ancillary Services	$12,042	$12,586
Direct-to-Consumer(1)	82,034	89,077
	$94,076	$101,663

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.

20. SUBSEQUENT EVENTS

Dividend

On January 28, 2025, the Company paid a regular cash dividend of $0.20 per share to stockholders of record as of January 14, 2025.

Credit Agreement

On January 29, 2025, the Company entered into an Eleventh Amendment to the Trading Credit Facility which increases the total facility by $34.5 million to $457.0 million. This amendment also modifies certain requirements under the Trading Credit Facility.

Acquisition of Spectrum Group International, Inc.

On January 30, 2025, the Company entered into a merger agreement (the “SGI Agreement”) to acquire Spectrum Group International, Inc. (“SGI”). Through its subsidiary Stack’s-Bowers Numismatics LLC (d/b/a Stack’s Bowers Galleries), SGI is engaged in the businesses of in‑person, internet and specialized auctions of consigned and owned rare and other precious coins, and also sells rare coins and paper money as both a wholesale dealer to other retailers and as a direct-to-consumer marketer. The Company and SGI share a common chief executive officer, two of the Company’s executives comprise a majority of the board of SGI and several members of the board of the Company are substantial stockholders of SGI. A special committee of independent directors of the Company negotiated the transaction on behalf of the Company and recommended its approval.

Under the terms of the SGI Agreement, the Company will acquire all of the stock of SGI in a merger transaction for aggregate consideration of $92.0 million, consisting of $46.0 million in cash and $46.0 million in common stock of the Company. For purposes of the SGI Agreement, the Company’s stock will be valued at its volume weighted average price on the Nasdaq Stock Market for the five trading days ending on the date of the execution of the Agreement.

Consummation of the acquisition is subject to various closing conditions. The Company anticipates closing the acquisition in the third quarter of the current fiscal year.

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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of December 31, 2024, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
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

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of December 31, 2024, CFC had $98.5 million in secured loans outstanding, of which 13.2% were acquired from third parties (some of which may be customers of A-Mark) and approximately 86.8% were originated by CFC.

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

RESULTS OF OPERATIONS

Overview of Results of Operations

Consolidated Results of Operations for the Three Months Ended December 31, 2024 and 2023

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,742,345	100.000%	$2,078,815	100.000%	$663,530	31.9%
Gross profit	44,767	1.632%	46,041	2.215%	$(1,274)	(2.8%)
Selling, general, and administrative expenses	(25,754)	(0.939%)	(22,396)	(1.077%)	$3,358	15.0%
Depreciation and amortization expense	(4,639)	(0.169%)	(2,811)	(0.135%)	$1,828	65.0%
Interest income	6,794	0.248%	6,311	0.304%	$483	7.7%
Interest expense	(10,363)	(0.378%)	(10,168)	(0.489%)	$195	1.9%
Earnings (losses) from equity method investments	(2,410)	(0.088%)	777	0.037%	$(3,187)	(410.2%)
Other income, net	461	0.017%	569	0.027%	$(108)	(19.0%)
Unrealized (losses) gains on foreign exchange	(840)	(0.031%)	105	0.005%	$(945)	(900.0%)
Net income before provision for income taxes	8,016	0.292%	18,428	0.886%	$(10,412)	(56.5%)
Income tax expense	(2,042)	(0.074%)	(4,467)	(0.215%)	$(2,425)	(54.3%)
Net income	5,974	0.218%	13,961	0.672%	$(7,987)	(57.2%)
Net (loss) income attributable to noncontrolling interests	(584)	(0.021%)	195	0.009%	$(779)	(399.5%)
Net income attributable to the Company	$6,558	0.239%	$13,766	0.662%	$(7,208)	(52.4%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$0.28		$0.60		$(0.32)	(53.3%)
Diluted	$0.27		$0.57		$(0.30)	(52.6%)

Performance Metrics:(1)
Gold ounces sold(2)	466,000		450,000		16,000	3.6%
Silver ounces sold(3)	21,828,000		26,575,000		(4,747,000)	(17.9%)
Inventory turnover ratio(4)	2.2		1.9		0.3	15.8%
Number of secured loans at period end(5)	518		715		(197)	(27.6%)

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
(5)
Number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the period.

Consolidated Results of Operations for the Six Months Ended December 31, 2024 and 2023

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$5,457,441	100.000%	$4,563,433	100.000%	$894,008	19.6%
Gross profit	88,210	1.616%	95,446	2.092%	$(7,236)	(7.6%)
Selling, general, and administrative expenses	(52,371)	(0.960%)	(44,241)	(0.969%)	$8,130	18.4%
Depreciation and amortization expense	(9,348)	(0.171%)	(5,603)	(0.123%)	$3,745	66.8%
Interest income	13,881	0.254%	12,413	0.272%	$1,468	11.8%
Interest expense	(20,350)	(0.373%)	(19,991)	(0.438%)	$359	1.8%
Earnings (losses) from equity method investments	(1,832)	(0.034%)	3,486	0.076%	$(5,318)	(152.6%)
Other income, net	661	0.012%	842	0.018%	$(181)	(21.5%)
Unrealized (losses) gains on foreign exchange	(662)	(0.012%)	11	0.000%	$(673)	(6,118.2%)
Net income before provision for income taxes	18,189	0.333%	42,363	0.928%	$(24,174)	(57.1%)
Income tax expense	(3,797)	(0.070%)	(9,419)	(0.206%)	$(5,622)	(59.7%)
Net income	14,392	0.264%	32,944	0.722%	$(18,552)	(56.3%)
Net (loss) income attributable to noncontrolling interests	(1,150)	(0.021%)	351	0.008%	$(1,501)	(427.6%)
Net income attributable to the Company	$15,542	0.285%	$32,593	0.714%	$(17,051)	(52.3%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$0.67		$1.40		$(0.73)	(52.1%)
Diluted	$0.65		$1.34		$(0.69)	(51.5%)

Performance Metrics:(1)
Gold ounces sold(2)	864,000		945,000		(81,000)	(8.6%)
Silver ounces sold(3)	42,277,000		56,953,000		(14,676,000)	(25.8%)
Inventory turnover ratio(4)	4.7		4.3		0.4	9.3%
Number of secured loans at period end(5)	518		715		(197)	(27.6%)

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
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,742,345	100.000%	$2,078,815	100.000%	$663,530	31.9%
Performance Metrics
Gold ounces sold	466,000		450,000		16,000	3.6%
Silver ounces sold	21,828,000		26,575,000		(4,747,000)	(17.9%)

Revenues for the three months ended December 31, 2024 increased $663.5 million, or 31.9%, to $2.742 billion from $2.079 billion in 2023. Excluding an increase of $167.3 million of forward sales, our revenues increased $496.2 million, or 38.1%, which was due to an increase in gold ounces sold and higher average selling prices of gold and silver, partially offset by a decrease in silver ounces sold.

Gold ounces sold for the three months ended December 31, 2024 increased 16,000 ounces, or 3.6%, to 466,000 ounces from 450,000 ounces in 2023. Silver ounces sold for the three months ended December 31, 2024 decreased 4,747,000 ounces, or 17.9%, to 21,828,000 ounces from 26,575,000 ounces in 2023. On average, the selling prices for gold increased by 35.1% and selling prices for silver increased by 37.3% during the three months ended December 31, 2024 as compared to the prior year.

JMB's revenue represented 11.3% and 16.3% of the Company's consolidated revenue for the three months ended December 31, 2024 and 2023, respectively.

in thousands, except performance metrics
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$5,457,441	100.000%	$4,563,433	100.000%	$894,008	19.6%
Performance Metrics
Gold ounces sold	864,000		945,000		(81,000)	(8.6%)
Silver ounces sold	42,277,000		56,953,000		(14,676,000)	(25.8%)

Revenues for the six months ended December 31, 2024 increased $894.0 million, or 19.6%, to $5.457 billion from $4.563 billion in 2023. Excluding an increase of $384.7 million of forward sales, our revenues increased $509.3 million, or 18.5%, which was due to higher average selling prices of gold and silver, partially offset by a decrease in gold and silver ounces sold.

Gold ounces sold for the six months ended December 31, 2024 decreased 81,000 ounces, or 8.6%, to 864,000 ounces from 945,000 ounces in 2023. Silver ounces sold for the six months ended December 31, 2024 decreased 14,676,000 ounces, or 25.8%, to 42,277,000 ounces from 56,953,000 ounces in 2023. On average, the selling prices for gold increased by 31.4% and selling prices for silver increased by 31.0% during the six months ended December 31, 2024 as compared to the prior year.

JMB's revenue represented 11.3% and 13.9% of the Company's consolidated revenue for the six months ended December 31, 2024 and 2023, respectively.

Gross Profit

in thousands, except performance metric
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$44,767	1.632%	$46,041	2.215%	$(1,274)	(2.8%)
Performance Metric
Inventory turnover ratio	2.2		1.9		0.3	15.8%

Gross profit for the three months ended December 31, 2024 decreased $1.3 million, or 2.8%, to $44.8 million from $46.0 million in 2023. The overall gross profit decrease was due to lower gross profits earned from the Wholesale Sales & Ancillary Services segment, partially offset by an increase in gross profits earned by the Direct-to-Consumer segment.

The Company’s overall gross margin percentage for the three months ended December 31, 2024 decreased by 58.3 basis points to 1.632% from 2.215% in 2023. Excluding an increase of $167.3 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended December 31, 2024 decreased by 104.4 basis points to 2.488% from 3.532%, which was primarily due to lower premium spreads and lower trading profits. JMB’s retail market activity represented 37.9% and 41.1%, respectively, of the Company’s consolidated gross profit for the three months ended December 31, 2024 and 2023.

Our inventory turnover ratio for the three months ended December 31, 2024 increased by 15.8% to 2.2 from 1.9 in 2023. The increase in our inventory turnover ratio was primarily due to higher forward sales, partially offset by higher average inventory balances.

in thousands, except performance metric
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$88,210	1.616%	$95,446	2.092%	$(7,236)	(7.6%)
Performance Metric
Inventory turnover ratio	4.7		4.3		0.4	9.3%

Gross profit for the six months ended December 31, 2024 decreased $7.2 million, or 7.6%, to $88.2 million from $95.4 million in 2023. The overall gross profit decrease was due to lower gross profits earned from the Wholesale Sales & Ancillary Services segment, partially offset by an increase in gross profits earned by the Direct-to-Consumer segment.

The Company’s overall gross margin percentage for the six months ended December 31, 2024 decreased by 47.6 basis points to 1.616% from 2.092% in 2023. Excluding an increase of $384.7 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the six months ended December 31, 2024 decreased by 76.2 basis points to 2.700% from 3.462%, which was primarily due to lower premium spreads and lower trading profits. JMB’s retail market activity represented 37.5% and 38.3%, respectively, of the Company’s consolidated gross profit for the six months ended December 31, 2024 and 2023.

Our inventory turnover ratio for the six months ended December 31, 2024 increased by 9.3% to 4.7 from 4.3 in 2023. The increase in our inventory turnover ratio was primarily due to higher forward sales, partially offset by higher average inventory balances.

Selling, General and Administrative Expense

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(25,754)	(0.939%)	$(22,396)	(1.077%)	$3,358	15.0%

Selling, general and administrative expenses for the three months ended December 31, 2024 increased $3.4 million, or 15.0%, to $25.8 million from $22.4 million in 2023. The change was primarily due to: (i) an increase in consulting and professional fees of $1.3 million, (ii) higher advertising costs of $0.9 million, (iii) an increase in compensation expense (including performance-based accruals) of $0.6 million, and (iv) an increase in facilities expense of $0.4 million. Selling, general and administrative expenses for the three months ended December 31, 2024, include $5.2 million of expenses incurred by LPM and SGB, which were not included in the same year-ago period, as they were not yet consolidated subsidiaries.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(52,371)	(0.960%)	$(44,241)	(0.969%)	$8,130	18.4%

Selling, general, and administrative expenses for the six months ended December 31, 2024 increased $8.1 million, or 18.4%, to $52.4 million from $44.2 million in 2023. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $3.1 million, (ii) an increase in advertising costs of $1.6 million, (iii) an increase in consulting and professional fees of $1.5 million, (iv) an increase in facilities expense of $0.8 million, (v) an increase in insurance costs of $0.3 million, and (vi) an increase in information technology costs of $0.2 million. Selling, general and administrative expenses for the six months ended December 31, 2024, include $10.5 million of expenses incurred by LPM and SGB, which were not included in the same year-ago period, as they were not yet consolidated subsidiaries.

Depreciation and Amortization Expense

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(4,639)	(0.169%)	$(2,811)	(0.135%)	$1,828	65.0%

Depreciation and amortization expense for the three months ended December 31, 2024 increased $1.8 million, or 65.0%, to $4.6 million from $2.8 million in 2023 primarily due to an increase in amortization expense of $2.2 million relating to intangible assets acquired through our acquisition of LPM and acquisition of a controlling interest in SGB, partially offset by a decrease in JMB intangible asset amortization of $0.5 million.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(9,348)	(0.171%)	$(5,603)	(0.123%)	$3,745	66.8%

Depreciation and amortization expense for the six months ended December 31, 2024 increased $3.7 million, or 66.8%, to $9.3 million from $5.6 million in 2023 primarily due to an increase in amortization expense of $4.4 million relating to intangible assets acquired through our acquisition of LPM and acquisition of a controlling interest in SGB, partially offset by a decrease in JMB intangible asset amortization of $1.0 million.

Interest Income

in thousands, except performance metric
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$6,794	0.248%	$6,311	0.304%	$483	7.7%
Performance Metric
Number of secured loans at period-end	518		715		(197)	(27.6%)

Interest income for the three months ended December 31, 2024 increased $0.5 million, or 7.7%, to $6.8 million from $6.3 million in 2023. The aggregate increase in interest income was due to an increase in other finance product income of $0.6 million and a decrease in interest income earned by our Secured Lending segment of $0.1 million.

The interest income from our Secured Lending segment decreased by $0.1 million, or 4.1%, compared with the prior year period. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances and by fewer loans outstanding. The number of secured loans outstanding decreased by 27.6% to 518 as of December 31, 2024, from 715 as of December 31, 2023.

in thousands, except performance metric
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$13,881	0.254%	$12,413	0.272%	$1,468	11.8%
Performance Metric
Number of secured loans at period-end	518		715		(197)	(27.6%)

Interest income for the six months ended December 31, 2024 increased $1.5 million, or 11.8%, to $13.9 million from $12.4 million in 2023. The aggregate increase in interest income was due to an increase in other finance product income of $1.2 million and an increase in interest income earned by our Secured Lending segment of $0.2 million.

The interest income from our Secured Lending segment increased by $0.2 million, or 3.9%, compared with the prior year period. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 27.6% to 518 as of December 31, 2024, from 715 as of December 31, 2023.

Interest Expense

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(10,363)	(0.378%)	$(10,168)	(0.489%)	$195	1.9%

Interest expense for the three months ended December 31, 2024 increased $0.2 million, or 1.9%, to $10.4 million from $10.2 million in 2023. The increase in interest expense was primarily due to: (i) an increase of $0.6 million associated with our Trading Credit Facility due to increased borrowings, (ii) an increase of $0.5 million from liabilities on borrowed metals, (iii) an increase of $0.2 million related to product financing arrangements, partially offset by (iv) a decrease of $1.1 million related to the AMCF Notes (including amortization of debt issuance costs) due to their repayment in December 2023.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(20,350)	(0.373%)	$(19,991)	(0.438%)	$359	1.8%

Interest expense for the six months ended December 31, 2024 increased $0.4 million, or 1.8%, to $20.4 million from $20.0 million in 2023. The increase in interest expense was primarily due to: (i) an increase of $1.3 million associated with our Trading Credit Facility due to increased borrowings as well as an increase in the weighted-average effective interest rate, (ii) an increase of $0.9 million related to product financing arrangements, and (iii) an increase of $0.7 million from liabilities on borrowed metals, partially offset by (iv) a decrease of $2.5 million related to the AMCF Notes (including amortization of debt issuance costs) due to their repayment in December 2023.

Earnings (Losses) from Equity Method Investments

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$(2,410)	(0.088%)	$777	0.037%	$(3,187)	(410.2%)

Earnings (losses) from equity method investments for the three months ended December 31, 2024 decreased $3.2 million, or 410.2%, to a loss of $2.4 million from earnings of $0.8 million in 2023 due to decreased earnings of our equity method investees.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$(1,832)	(0.034%)	$3,486	0.076%	$(5,318)	(152.6%)

Earnings (losses) from equity method investments for the six months ended December 31, 2024 decreased $5.3 million, or 152.6%, to a loss of $1.8 million from earnings of $3.5 million in 2023 due to decreased earnings of our equity method investees.

Other Income, Net

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$461	0.017%	$569	0.027%	$(108)	(19.0%)

Other income, net for the three months ended December 31, 2024 decreased $0.1 million, or 19.0%, to $0.5 million from $0.6 million in 2023. The change in other income, net was not significant.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$661	0.012%	$842	0.018%	$(181)	(21.5%)

Other income, net for the six months ended December 31, 2024 decreased $0.2 million, or 21.5%, to $0.7 million from $0.8 million in 2023. The change in other income, net was not significant.

Income Tax Expense

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(2,042)	(0.074%)	$(4,467)	(0.215%)	$(2,425)	(54.3%)

Our income tax expense was $2.0 million and $4.5 million for the three months ended December 31, 2024 and 2023, respectively. Our effective tax rate was approximately 25.5% and 24.2% for the three months ended December 31, 2024 and 2023, respectively. Our effective tax rate varied from the federal statutory rate for the three months ended December 31, 2024 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), foreign tax rate differential, Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures. Our effective tax rate for the three months ended December 31, 2023 varied from the tax computed at the federal statutory rate primarily due to the excess tax benefit from share-based compensation and the foreign derived intangible income special deduction, partially offset by state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(3,797)	(0.070%)	$(9,419)	(0.206%)	$(5,622)	(59.7%)

Our income tax expense was $3.8 million and $9.4 million for the six months ended December 31, 2024 and 2023, respectively. Our effective tax rate was approximately 20.9% and 22.2% for the six months ended December 31, 2024 and 2023, respectively. Our effective tax rate varied from the federal statutory rate for the six months ended December 31, 2024 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), foreign tax rate differential, Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures. Our effective tax rate for the six months ended December 31, 2023 varied from the tax computed at the federal statutory rate primarily due to the excess tax benefit from share-based compensation and the foreign derived intangible income special deduction, partially offset by state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

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

Overview of Results of Operations for the Three Months Ended December 31, 2024 and 2023

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Three Months Ended December 31,	2024				2023				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$2,173,340	(a)	100.000%		$1,708,184	(b)	100.000%		$465,156	27.2%
Gross profit	19,734		0.908%	(c)	23,884		1.398%	(d)	$(4,150)	(17.4%)
Selling, general, and administrative expenses	(11,408)		(0.525%)		(10,577)		(0.619%)		$831	7.9%
Depreciation and amortization expense	(806)		(0.037%)		(313)		(0.018%)		$493	157.5%
Interest income	4,124		0.190%		3,573		0.209%		$551	15.4%
Interest expense	(8,075)		(0.372%)		(6,960)		(0.407%)		$1,115	16.0%
Earnings (losses) from equity method investments	(2,459)		(0.113%)		777		0.045%		$(3,236)	(416.5%)
Other (expense) income, net	(70)		(0.003%)		260		0.015%		$(330)	(126.9%)
Unrealized gains on foreign exchange	210		0.010%		105		0.006%		$105	100.0%
Net income before provision for income taxes	$1,250		0.058%		$10,749		0.629%		$(9,499)	(88.4%)

Performance Metrics:
Gold ounces sold(1)	346,000				334,000				12,000	3.6%
Silver ounces sold(2)	17,410,000				22,809,000				(5,399,000)	(23.7%)
Wholesale Sales ticket volume(3)	29,986				25,262				4,724	18.7%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $464.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.638 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $253.3 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.961 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.751% for the period.
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

Overview of Results of Operations for the Six Months Ended December 31, 2024 and 2023

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Six Months Ended December 31,	2024				2023				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$4,400,329	(a)	100.000%		$3,867,256	(b)	100.000%		$533,073	13.8%
Gross profit	39,724		0.903%	(c)	52,231		1.351%	(d)	$(12,507)	(23.9%)
Selling, general, and administrative expenses	(24,142)		(0.549%)		(21,164)		(0.547%)		$2,978	14.1%
Depreciation and amortization expense	(1,608)		(0.037%)		(610)		(0.016%)		$998	163.6%
Interest income	8,139		0.185%		6,981		0.181%		$1,158	16.6%
Interest expense	(15,555)		(0.353%)		(13,723)		(0.355%)		$1,832	13.3%
Earnings (losses) from equity method investments	(1,908)		(0.043%)		3,492		0.090%		$(5,400)	(154.6%)
Other (expense) income, net	(65)		(0.001%)		296		0.008%		$(361)	(122.0%)
Unrealized gains on foreign exchange	159		0.004%		11		0.000%		$148	1,345.5%
Net income before provision for income taxes	$4,744		0.108%		$27,514		0.711%		$(22,770)	(82.8%)

Performance Metrics:
Gold ounces sold(1)	618,000				712,000				(94,000)	(13.2%)
Silver ounces sold(2)	33,370,000				50,166,000				(16,796,000)	(33.5%)
Wholesale Sales ticket volume(3)	59,641				47,306				12,335	26.1%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $785.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $5.186 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $481.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $4.349 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.764% for the period.
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
Three Months Ended December 31,	2024			2023			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$2,173,340	(a)	100.000%	$1,708,184	(b)	100.000%	$465,156	27.2%
Performance Metrics
Gold ounces sold	346,000			334,000			12,000	3.6%
Silver ounces sold	17,410,000			22,809,000			(5,399,000)	(23.7%)
Wholesale Sales ticket volume	29,986			25,262			4,724	18.7%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $464.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.638 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $253.3 million. This segment’s gross sales before eliminations of inter-segment activity totaled $1.961 billion.

Revenues for the three months ended December 31, 2024 increased $465.2 million, or 27.2%, to $2.173 billion from $1.708 billion in 2023. Excluding an increase in forward sales of $167.3 million, our revenues increased $297.9 million, which was due to an increase in gold ounces sold and higher average selling prices of gold and silver, partially offset by a decrease in silver ounces sold.

Gold ounces sold for the three months ended December 31, 2024 increased 12,000 ounces, or 3.6%, to 346,000 ounces from 334,000 ounces in 2023. Silver ounces sold for the three months ended December 31, 2024 decreased 5,399,000 ounces, or 23.7%, to 17,410,000 ounces from 22,809,000 ounces in 2023. On average, the selling prices for gold and silver increased by 37.2% and 36.7%, respectively, during the three months ended December 31, 2024 as compared to the prior year.

The Wholesale Sales ticket volume for the three months ended December 31, 2024 increased by 4,724 tickets, or 18.7% to 29,986 tickets from 25,262 tickets in 2023.

in thousands, except performance metrics
Six Months Ended December 31,	2024			2023			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$4,400,329	(a)	100.000%	$3,867,256	(b)	100.000%	$533,073	13.8%
Performance Metrics
Gold ounces sold	618,000			712,000			(94,000)	(13.2%)
Silver ounces sold	33,370,000			50,166,000			(16,796,000)	(33.5%)
Wholesale Sales ticket volume	59,641			47,306			12,335	26.1%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $785.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $5.186 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $481.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $4.349 billion.

Revenues for the six months ended December 31, 2024 increased $533.1 million, or 13.8%, to $4.400 billion from $3.867 billion in 2023. Excluding an increase in forward sales of $384.7 million, our revenues increased $148.4 million, which was due to a decrease in gold and silver ounces sold, partially offset by higher average selling prices of gold and silver.

Gold ounces sold for the six months ended December 31, 2024 decreased 94,000 ounces, or 13.2%, to 618,000 ounces from 712,000 ounces in 2023. Silver ounces sold for the six months ended December 31, 2024 decreased 16,796,000 ounces, or 33.5%, to 33,370,000 ounces from 50,166,000 ounces in 2023. On average, the selling prices for gold increased by 32.1% and selling prices for silver increased by 30.0% during the six months ended December 31, 2024 as compared to the prior year.

The Wholesale Sales ticket volume for the six months ended December 31, 2024 increased by 12,335 tickets, or 26.1% to 59,641 tickets from 47,306 tickets in 2023.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2024			2023			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$19,734	0.908%	(c)	$23,884	1.398%	(d)	$(4,150)	(17.4%)

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.751% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.134% for the period.

Gross profit for the three months ended December 31, 2024 decreased $4.2 million, or 17.4%, to $19.7 million from $23.9 million in 2023. The overall gross profit decrease was primarily due to lower premium spreads and lower trading profits.

This segment’s profit margin percentage decreased by 49.0 basis points to 0.908% from 1.398% in 2023. The decrease in gross margin percentage was mainly attributable increased forward sales, lower premium spreads, and lower trading profits.

Excluding an increase of $167.3 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the three months ended December 31, 2024 decreased by 95.7 basis points to 1.604% from 2.561%. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

in thousands
Six Months Ended December 31,	2024			2023			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$39,724	0.903%	(c)	$52,231	1.351%	(d)	$(12,507)	(23.9%)

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.764% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 1.111% for the period.

Gross profit for the six months ended December 31, 2024 decreased $12.5 million, or 23.9%, to $39.7 million from $52.2 million in 2023. The gross profit decrease was primarily due to lower premium spreads and lower trading profits.

This segment’s profit margin percentage decreased by 44.8 basis points to 0.903% from 1.351% in 2023. The decrease in gross margin percentage was mainly attributable to the impact of increased forward sales, lower premium spreads, and lower trading profits.

Excluding an increase of $384.7 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the six months ended December 31, 2024 decreased by 73.6 basis points to 1.798% from 2.534% in the prior year. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(11,408)	(0.525%)	$(10,577)	(0.619%)	$831	7.9%

Selling, general and administrative expenses for the three months ended December 31, 2024 increased $0.8 million, or 7.9%, to $11.4 million from $10.6 million in 2023. The change was primarily due to: (i) higher consulting and professional fees of $0.8 million and (ii) an increase in facilities expense of $0.2 million, partially offset by (iii) a decrease in compensation expense (including performance-based accruals) of $0.3 million and (iv) a decrease in advertising costs of $0.2 million. Selling, general and administrative expenses for the three months ended December 31, 2024 include expenses incurred by LPM which were not included in the same year-ago period as LPM was not yet a consolidated subsidiary.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(24,142)	(0.549%)	$(21,164)	(0.547%)	$2,978	14.1%

Selling, general, and administrative expenses for the six months ended December 31, 2024 increased $3.0 million, or 14.1%, to $24.1 million from $21.2 million in 2023. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $1.3 million, (ii) higher consulting and professional fees of $1.0 million, (iii) an increase in facilities expense of $0.5 million, partially offset by (iv) a decrease in advertising costs of $0.2 million. Selling, general, and administrative expenses for the six months ended December 31, 2024 include expenses incurred by LPM which were not included in the same year-ago period as LPM was not yet a consolidated subsidiary.

Depreciation and Amortization Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(806)	(0.037%)	$(313)	(0.018%)	$493	157.5%

Depreciation and amortization expense for the three months ended December 31, 2024 increased $0.5 million, or 157.5%, to $0.8 million from $0.3 million in 2023 primarily due to an increase of $0.3 million related to intangible assets acquired through our acquisition of LPM.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(1,608)	(0.037%)	$(610)	(0.016%)	$998	163.6%

Depreciation and amortization expense for the six months ended December 31, 2024 increased $1.0 million, or 163.6%, to $1.6 million from $0.6 million in 2023 primarily due to an increase in amortization expense of $0.5 million related to intangible assets acquired through our acquisition of LPM as well as an increase in depreciation expense of $0.5 million due to an increase in capital expenditures.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$4,124	0.190%	$3,573	0.209%	$551	15.4%

Interest income for the three months ended December 31, 2024 increased $0.6 million, or 15.4%, to $4.1 million from $3.6 million in 2023. The overall increase is primarily due to: (i) a $0.5 million increase in interest income earned from spot deferred trade orders and (ii) a $0.2 million increase in interest and fees earned related to margin orders.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$8,139	0.185%	$6,981	0.181%	$1,158	16.6%

Interest income for the six months ended December 31, 2024 increased $1.2 million, or 16.6%, to $8.1 million from $7.0 million in 2023. The overall increase was primarily due to: (i) a $1.0 million increase in interest income earned from spot deferred trade orders and (ii) a $0.5 million increase in interest and fees earned related to margin orders.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(8,075)	(0.372%)	$(6,960)	(0.407%)	$1,115	16.0%

Interest expense for the three months ended December 31, 2024 increased $1.1 million, or 16.0%, to $8.1 million from $7.0 million in 2023. The overall increase was primarily due to: (i) an increase of $1.0 million in connection with our Trading Credit Facility due to increased borrowings, (ii) an increase of $0.5 million from liabilities on borrowed metals, and (iii) a decrease in inter-segment eliminations related to the DTC segment's product financing activity with A-Mark of $0.3 million, partially offset by (iv) a decrease of $0.7 million related to the AMCF Notes (including amortization of debt issuance costs) due to their repayment in December 2023.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(15,555)	(0.353%)	$(13,723)	(0.355%)	$1,832	13.3%

Interest expense for the six months ended December 31, 2024 increased $1.8 million, or 13.3%, to $15.6 million from $13.7 million in 2023. The overall increase was primarily due to: (i) a decrease in inter-segment eliminations related to the DTC segment's product financing activity with A-Mark of $1.0 million, (ii) an increase of $1.0 million in connection with our Trading Credit Facility due to an increase in interest rates and increased borrowings, (iii) an increase of $0.7 million from liabilities on borrowed metals, and (iv) higher interest and fees from product financing arrangements of $0.6 million, partially offset by (v) a decrease of $1.5 million related to the AMCF Notes (including amortization of debt issuance costs) due to their repayment in December 2023.

Earnings (Losses) from Equity Method Investments— Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$(2,459)	(0.113%)	$777	0.045%	$(3,236)	(416.5%)

Earnings (losses) from equity method investments for the three months ended December 31, 2024 decreased $3.2 million, or 416.5%, to a loss of $2.5 million from earnings of $0.8 million in 2023 due to decreased earnings of our equity method investees.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$(1,908)	(0.043%)	$3,492	0.090%	$(5,400)	(154.6%)

Earnings (losses) from equity method investments for the six months ended December 31, 2024 decreased $5.4 million, or 154.6%, to a loss of $1.9 million from earnings of $3.5 million in 2023 due to decreased earnings of our equity method investees.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through our wholly-owned subsidiaries: JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), through our investment in Silver Gold Bull, Inc. ("SGB"), and through our subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").

Overview of Results of Operations for the Three Months Ended December 31, 2024 and 2023

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Three Months Ended December 31,	2024			2023			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$569,005	(a)	100.000%	$370,631	(b)	100.000%	$198,374	53.5%
Gross profit	25,033		4.399%	22,157		5.978%	$2,876	13.0%
Selling, general, and administrative expenses	(14,058)		(2.471%)	(11,444)		(3.088%)	$2,614	22.8%
Depreciation and amortization expense	(3,832)		(0.673%)	(2,410)		(0.650%)	$1,422	59.0%
Interest income	44		0.008%	—		—%	$44	—%
Interest expense	(697)		(0.122%)	(793)		(0.214%)	$(96)	(12.1%)
Unrealized losses on foreign exchange	(1,050)		(0.185%)	—		—%	$(1,050)	—%
Net income before provision for income taxes	$5,440		0.956%	$7,510		2.026%	$(2,070)	(27.6%)

Performance Metrics:
Gold ounces sold(1)	120,000			116,000			4,000	3.4%
Silver ounces sold(2)	4,418,000			3,766,000			652,000	17.3%
Number of new customers(3)	65,400			52,500			12,900	24.6%
Number of active customers(4)	140,100			136,400			3,700	2.7%
Number of total customers(5)	3,187,500			2,439,900			747,600	30.6%
DTC ticket volume from new customers(6)	44,358			36,418			7,940	21.8%
DTC ticket volume from pre-existing customers(7)	136,846			133,329			3,517	2.6%
DTC total ticket volume(8)	181,204			169,747			11,457	6.7%
DTC average order value(9)	$3,178			$2,218			$960	43.3%
JMB average order value(9)	$2,043			$2,061			$(18)	(0.9%)

(a)
Includes $46.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
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

Overview of Results of Operations for the Six Months Ended December 31, 2024 and 2023

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Six Months Ended December 31,	2024			2023			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$1,057,112	(a)	100.000%	$696,177	(b)	100.000%	$360,935	51.8%
Gross profit	48,486		4.587%	43,215		6.207%	$5,271	12.2%
Selling, general, and administrative expenses	(27,649)		(2.616%)	(22,310)		(3.205%)	$5,339	23.9%
Depreciation and amortization expense	(7,736)		(0.732%)	(4,817)		(0.692%)	$2,919	60.6%
Interest income	96		0.009%	—		—%	$96	—%
Interest expense	(1,181)		(0.112%)	(1,895)		(0.272%)	$(714)	(37.7%)
Unrealized losses on foreign exchange	(821)		(0.078%)	—		—%	$(821)	—%
Net income before provision for income taxes	$11,195		1.059%	$14,193		2.039%	$(2,998)	(21.1%)

Performance Metrics:
Gold ounces sold(1)	246,000			233,000			13,000	5.6%
Silver ounces sold(2)	8,907,000			6,787,000			2,120,000	31.2%
Number of new customers(3)	120,700			91,600			29,100	31.8%
Number of active customers(4)	270,000			242,800			27,200	11.2%
Number of total customers(5)	3,187,500			2,439,900			747,600	30.6%
DTC ticket volume from new customers(6)	82,982			60,978			22,004	36.1%
DTC ticket volume from pre-existing customers(7)	264,800			245,126			19,674	8.0%
DTC total ticket volume(8)	347,782			306,104			41,678	13.6%
DTC average order value(9)	$3,077			$2,316			$761	32.9%
JMB average order value(9)	$2,117			$2,140			$(23)	(1.1%)

(a)
Includes $67.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
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
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$569,005	100.000%	$370,631	100.000%	$198,374	53.5%
Performance Metrics:
Gold ounces sold	120,000		116,000		4,000	3.4%
Silver ounces sold	4,418,000		3,766,000		652,000	17.3%
Number of new customers	65,400		52,500		12,900	24.6%
Number of active customers	140,100		136,400		3,700	2.7%
Number of total customers	3,187,500		2,439,900		747,600	30.6%
DTC ticket volume from new customers	44,358		36,418		7,940	21.8%
DTC ticket volume from pre-existing customers	136,846		133,329		3,517	2.6%
DTC total ticket volume	181,204		169,747		11,457	6.7%
DTC average order value	$3,178		$2,218		$960	43.3%
JMB average order value	$2,043		$2,061		$(18)	(0.9%)

Revenues for the three months ended December 31, 2024 increased $198.4 million, or 53.5%, to $569.0 million from $370.6 million in 2023. The increase in revenue was due to an increase in gold and silver ounces sold and an increase in average selling prices of gold and silver. For the three months ended December 31, 2024, revenue from Goldline, SGB, and PMPP, in the aggregate, was higher by $228.5 million as compared to the prior year, primarily related to acquiring a controlling interest in SGB in June 2024. For the three months ended December 31, 2024, JMB's revenue decreased $30.1 million as compared to the prior year.

Gold ounces sold for the three months ended December 31, 2024 increased 4,000 ounces, or 3.4%, to 120,000 ounces from 116,000 ounces in 2023. Silver ounces sold for the three months ended December 31, 2024 increased 652,000 ounces, or 17.3%, to 4,418,000 ounces from 3,766,000 ounces in 2023.

Gold ounces sold by Goldline, SGB and PMPP, in the aggregate, increased 43,100 ounces for the three months ended December 31, 2024 compared to 2023 primarily due to the Company acquiring a controlling interest in SGB in June 2024. Gold ounces sold by JMB decreased 39,100 ounces for the three months ended December 31, 2024 compared to 2023. Silver ounces sold by Goldline, SGB and PMPP, in the aggregate, increased 1,842,000 ounces for the three months ended December 31, 2024 compared to 2023 primarily due to the Company acquiring a controlling interest in SGB in June 2024. Silver ounces sold by JMB decreased 1,190,000 ounces for the three months ended December 31, 2024 compared to 2023.

On average, selling prices for gold increased by 30.1% and selling prices for silver increased by 33.9% during the three months ended December 31, 2024 as compared to the prior year.

The number of new customers for the three months ended December 31, 2024 increased 12,900, or 24.6% to 65,400 from 52,500 in 2023. The number of active customers for the three months ended December 31, 2024 increased 3,700, or 2.7% to 140,100 from 136,400 in 2023. The number of total customers as of December 31, 2024 increased 747,600, or 30.6% to 3,187,500 from 2,439,900 as of December 31, 2023. These changes in customer-based metrics were primarily due the acquisition of SGB's customers upon the Company acquiring a controlling interest in June 2024, as well as JMB's activity.

As of December 31, 2024, the number of total CyberMetals customers was 33,100, and CyberMetals customer assets under management were $8.2 million.

For the three months ended December 31, 2024, the Direct-to-Consumer ticket volume related to new customers increased by 7,940 tickets, or 21.8%, to 44,358 tickets from 36,418 tickets in 2023. For the three months ended December 31, 2024, Direct-to-Consumer ticket volume related to pre-existing customers increased by 3,517 tickets, or 2.6%, to 136,846 tickets from 133,329 tickets in 2023. For the three months ended December 31, 2024, the Direct-to-Consumer total ticket volume increased by 11,457 tickets, or 6.7%, to 181,204 tickets from 169,747 tickets in 2023.

For the three months ended December 31, 2024, the Direct-to-Consumer average order value increased by $960, or 43.3%, to $3,178 from $2,218 in 2023.

in thousands, except performance metrics
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$1,057,112	100.000%	$696,177	100.000%	$360,935	51.8%
Performance Metrics:
Gold ounces sold	246,000		233,000		13,000	5.6%
Silver ounces sold	8,907,000		6,787,000		2,120,000	31.2%
Number of new customers	120,700		91,600		29,100	31.8%
Number of active customers	270,000		242,800		27,200	11.2%
Number of total customers	3,187,500		2,439,900		747,600	30.6%
DTC ticket volume from new customers	82,982		60,978		22,004	36.1%
DTC ticket volume from pre-existing customers	264,800		245,126		19,674	8.0%
DTC total ticket volume	347,782		306,104		41,678	13.6%
DTC average order value	$3,077		$2,316		$761	32.9%
JMB average order value	$2,117		$2,140		$(23)	(1.1%)

Revenues for the six months ended December 31, 2024 increased $360.9 million, or 51.8%, to $1.057 billion from $696.2 million in 2023. The increase in revenue was due to an increase in gold and silver ounces sold as well as by higher average selling prices of gold and silver. For the six months ended December 31, 2024, revenue of Goldline, SGB, and PMPP, in the aggregate, was higher by $376.3 million as compared to the prior year, primarily related to acquiring a controlling interest in SGB in June 2024. For the six months ended December 31, 2024, JMB's revenue decreased $15.4 million as compared to the prior year

Gold ounces sold for the six months ended December 31, 2024 increased 13,000 ounces, or 5.6%, to 246,000 ounces from 233,000 ounces in 2023. Silver ounces sold for the six months ended December 31, 2024 increased 2,120,000 ounces, or 31.2%, to 8,907,000 ounces from 6,787,000 ounces in 2023.

Gold ounces sold by Goldline, SGB and PMPP, in the aggregate, increased 77,600 ounces compared to 2023, primarily due to the Company acquiring a controlling interest in SGB in June 2024. Gold ounces sold by JMB decreased 64,600 ounces for the six months ended December 31, 2024 compared to 2023. Silver ounces sold by Goldline, SGB and PMPP, in the aggregate, increased 3,356,000 ounces compared to 2023, primarily due to the Company acquiring a controlling interest in SGB in June 2024. Silver ounces sold by JMB decreased 1,236,000 ounces for the six months ended December 31, 2024 compared to 2023.

On average, selling prices for gold increased by 27.3% and selling prices for silver increased by 27.8% during the six months ended December 31, 2024 as compared to the prior year.

The number of new customers for the six months ended December 31, 2024 increased 29,100, or 31.8%, to 120,700 from 91,600 in 2023. The number of active customers for the six months ended December 31, 2024 increased 27,200, or 11.2% to 270,000 from 242,800 in 2023. The number of total customers as of December 31, 2024 increased 747,600, or 30.6% to 3,187,500 from 2,439,900 as of December 31, 2023. These changes in customer-based metrics were primarily due the acquisition of SGB's customers upon the Company acquiring a controlling interest in June 2024, as well as JMB's activity.

As of December 31, 2024, the number of total CyberMetals customers was 33,100, and CyberMetals customer assets under management were $8.2 million.

For the six months ended December 31, 2024, the Direct-to-Consumer ticket volume related to new customers increased by 22,004 tickets, or 36.1%, to 82,982 tickets from 60,978 tickets in 2023. For the six months ended December 31, 2024, Direct-to-Consumer ticket volume related to pre-existing customers increased by 19,674 tickets, or 8.0%, to 264,800 tickets from 245,126 tickets in 2023. For the six months ended December 31, 2024, the Direct-to-Consumer total ticket volume increased by 41,678 tickets, or 13.6%, to 347,782 tickets from 306,104 tickets in 2023.

For the six months ended December 31, 2024, the Direct-to-Consumer average order value increased by $761, or 32.9%, to $3,077 from $2,316 in 2023.

Gross Profit — Direct-to-Consumer

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$25,033	4.399%	$22,157	5.978%	$2,876	13.0%

Gross profit for the three months ended December 31, 2024 increased by $2.9 million, or 13.0%, to $25.0 million from $22.2 million in 2023. The increase in gross profit was mainly due to gross profit recognized as a result of our acquisition of a controlling interest in SGB and higher ticket volume during the period, partially offset by a lower gross profit margin percentage.

For the three months ended December 31, 2024, the Direct-to-Consumer segment's profit margin percentage decreased by 157.9 basis points to 4.399% from 5.978% in 2023. The decrease in the gross profit margin percentage was primarily due to our acquisition of a controlling interest in SGB, as well as lower gross profit percentages of JMB, Goldline and PMPP.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$48,486	4.587%	$43,215	6.207%	$5,271	12.2%

Gross profit for the six months ended December 31, 2024 increased by $5.3 million, or 12.2%, to $48.5 million from $43.2 million in 2023. The increase in gross profit was mainly due to gross profit recognized as a result of our acquisition of a controlling interest in SGB and higher ticket volume during the period, partially offset by a lower gross profit margin percentage.

For the six months ended December 31, 2024, the Direct-to-Consumer segment's profit margin percentage decreased by 162.0 basis points to 4.587% from 6.207% in 2023. The decrease in the gross profit margin percentage was primarily due to our acquisition of a controlling interest in SGB, as well as lower gross profit percentages of JMB, Goldline and PMPP.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(14,058)	(2.471%)	$(11,444)	(3.088%)	$2,614	22.8%

Selling, general and administrative expenses for the three months ended December 31, 2024 increased $2.6 million, or 22.8%, to $14.1 million from $11.4 million in 2023. The change was primarily due to: (i) an increase in advertising costs of $1.1 million, (ii) an increase in compensation expense (including performance-based accruals) of $0.8 million, (iii) higher consulting and professional fees of $0.5 million, and (iv) an increase in facilities expenses of $0.2 million. Selling, general and administrative expenses for the three months ended December 31, 2024 include expenses incurred by SGB which were not included in the same year-ago period as SGB was not yet a consolidated subsidiary.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(27,649)	(2.616%)	$(22,310)	(3.205%)	$5,339	23.9%

Selling, general, and administrative expenses for the six months ended December 31, 2024 increased $5.3 million, or 23.9%, to $27.6 million from $22.3 million in 2023. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $1.8 million, (ii) an increase in advertising costs of $1.7 million, (iii) higher consulting and professional fees of $0.7 million, (iv) an increase in facilities expenses of $0.3 million, and (v) an increase in insurance costs of $0.2 million. Selling, general and administrative expenses for the six months ended December 31, 2024 include expenses incurred by SGB which were not included in the same year-ago period as SGB was not yet a consolidated subsidiary.

Depreciation and Amortization Expense — Direct-to-Consumer

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(3,832)	(0.673%)	$(2,410)	(0.650%)	$1,422	59.0%

Depreciation and amortization expense for the three months ended December 31, 2024, increased $1.4 million, or 59.0%, to $3.8 million from $2.4 million in 2023 primarily due to an increase in amortization expense of $1.9 million relating to intangible assets acquired through our acquisition of a controlling interest in SGB, partially offset by a $0.5 million decrease in JMB’s intangible asset amortization expense.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(7,736)	(0.732%)	$(4,817)	(0.692%)	$2,919	60.6%

Depreciation and amortization expense for the six months ended December 31, 2024, increased $2.9 million, or 60.6%, to $7.7 million from $4.8 million in 2023 primarily due to an increase in amortization expense of $3.9 million relating to intangible assets acquired through our acquisition of a controlling interest in SGB, partially offset by a $1.0 million decrease in JMB’s intangible asset amortization expense.

Interest expense — Direct-to-Consumer

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(697)	(0.122%)	$(793)	(0.214%)	$(96)	(12.1%)

Interest expense for the three months ended December 31, 2024 decreased $0.1 million to $0.7 million from $0.8 million in 2023. The decrease in interest expense was not significant.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(1,181)	(0.112%)	$(1,895)	(0.272%)	$(714)	(37.7%)

Interest expense for the six months ended December 31, 2024 decreased $0.7 million to $1.2 million from $1.9 million in 2023. The decrease is primarily related to the DTC segment's reduced product financing activity with A-Mark.

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

Overview of Results of Operations for the Three Months Ended December 31, 2024 and 2023

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Three Months Ended December 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,626	100.000%	$2,738	100.000%	$(112)	(4.1%)
Interest expense	(1,591)	(60.586%)	(2,415)	(88.203%)	$(824)	(34.1%)
Selling, general, and administrative expenses	(288)	(10.967%)	(375)	(13.696%)	$(87)	(23.2%)
Depreciation and amortization expense	(1)	(0.038%)	(88)	(3.214%)	$(87)	(98.9%)
Earnings from equity method investments	49	1.866%	—	—%	$49	—%
Other income, net	531	20.221%	309	11.286%	$222	71.8%
Net income before provision for income taxes	$1,326	50.495%	$169	6.172%	$1,157	684.6%

Performance Metric:
Number of secured loans at period end(1)	518		715		(197)	(27.6%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Six Months Ended December 31, 2024 and 2023

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Six Months Ended December 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$5,646	100.000%	$5,432	100.000%	$214	3.9%
Interest expense	(3,614)	(64.010%)	(4,373)	(80.504%)	$(759)	(17.4%)
Selling, general, and administrative expenses	(580)	(10.273%)	(767)	(14.120%)	$(187)	(24.4%)
Depreciation and amortization expense	(4)	(0.071%)	(176)	(3.240%)	$(172)	(97.7%)
Earnings (losses) from equity method investments	76	1.346%	(6)	(0.110%)	$82	1,366.7%
Other income, net	726	12.859%	546	10.052%	$180	33.0%
Net income before provision for income taxes	$2,250	39.851%	$656	12.077%	$1,594	243.0%

Performance Metric:
Number of secured loans at period end(1)	518		715		(197)	(27.6%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Three Months Ended December 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,626	100.000%	$2,738	100.000%	$(112)	(4.1%)
Performance Metric
Number of secured loans at period-end	518		715		(197)	(27.6%)

Interest income for the three months ended December 31, 2024 decreased $0.1 million, or 4.1%, to $2.6 million from $2.7 million in 2023. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances as well as fewer loans outstanding. The number of secured loans outstanding decreased by 197, or 27.6%, to 518 from 715 as of December 31, 2023.

in thousands, except performance metric
Six Months Ended December 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$5,646	100.000%	$5,432	100.000%	$214	3.9%
Performance Metric
Number of secured loans at period-end	518		715		(197)	(27.6%)

Interest income for the six months ended December 31, 2024 increased $0.2 million, or 3.9%, to $5.6 million from $5.4 million in 2023. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 197, or 27.6% to 518 from 715 as of December 31, 2023.

Interest Expense — Secured Lending

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(1,591)	(60.586%)	$(2,415)	(88.203%)	$(824)	(34.1%)

Interest expense for the three months ended December 31, 2024 decreased $0.8 million, or 34.1%, to $1.6 million from $2.4 million in 2023. The change was primarily due to: (i) a decrease of $0.4 million in connection with our Trading Credit Facility and (ii) a decrease of $0.4 million related to the AMCF Notes (including amortization of debt issuance costs) due to their repayment in December 2023.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(3,614)	(64.010%)	$(4,373)	(80.504%)	$(759)	(17.4%)

Interest expense for the six months ended December 31, 2024 decreased $0.8 million, or 17.4%, to $3.6 million from $4.4 million in 2023. The change was primarily due to: (i) a decrease of $1.0 million related to the AMCF Notes (including amortization of debt issuance costs) due to their repayment in December 2023, partially offset by (ii) an increase of $0.3 million in connection with our Trading Credit Facility due to an increase in interest rates as well as increased borrowings.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Three Months Ended December 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(288)	(10.967%)	$(375)	(13.696%)	$(87)	(23.2%)

Selling, general, and administrative expenses for the three months ended December 31, 2024 decreased $0.1 million, or 23.2%, to $0.3 million from $0.4 million in 2023. The change in selling, general, and administrative expenses was not significant.

in thousands
Six Months Ended December 31,	2024		2023		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(580)	(10.273%)	$(767)	(14.120%)	$(187)	(24.4%)

Selling, general, and administrative expenses for the six months ended December 31, 2024 decreased $0.2 million, or 24.4%, to $0.6 million from $0.8 million in 2023. The change in selling, general, and administrative expenses was not significant.

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

See below for the reconciliation of this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements (in thousands):

Three Months Ended December 31,	2024	2023	Change
	$	$	$	%
Net income before provision for income taxes	$8,016	$18,428	$(10,412)	(56.5%)
Adjustments:
Contingent consideration fair value adjustment	20	—	$20	—%
Acquisition costs	688	489	$199	40.7%
Amortization of acquired intangibles	3,790	2,165	$1,625	75.1%
Depreciation expense	849	646	$203	31.4%
Adjusted net income before provision for income taxes (non-GAAP)	$13,363	$21,728	$(8,365)	(38.5%)

Six Months Ended December 31,	2024	2023	Change
	$	$	$	%
Net income before provision for income taxes	$18,189	$42,363	$(24,174)	(57.1%)
Adjustments:
Contingent consideration fair value adjustment	(130)	—	$130	—%
Acquisition costs	740	541	$199	36.8%
Amortization of acquired intangibles	7,654	4,330	$3,324	76.8%
Depreciation expense	1,694	1,273	$421	33.1%
Adjusted net income before provision for income taxes (non-GAAP)	$28,147	$48,507	$(20,360)	(42.0%)

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

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the condensed consolidated statement of cash flows. Below is the reconciliation of net cash provided by or used in operating activities to EBITDA (in thousands):

Three Months Ended December 31,	2024	2023	Change
	$	$	$	%
Net income	$5,974	$13,961	$(7,987)	(57.2%)
Adjustments:
Interest income	(6,794)	(6,311)	$483	7.7%
Interest expense	10,363	10,168	$195	1.9%
Amortization of acquired intangibles	3,790	2,165	$1,625	75.1%
Depreciation expense	849	646	$203	31.4%
Income tax expense	2,042	4,467	$(2,425)	(54.3%)
	10,250	11,135	$(885)	(7.9%)

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$16,224	$25,096	$(8,872)	(35.4%)

Reconciliation of Operating Cash Flows to EBITDA:
Net cash provided by (used in) operating activities	$110,071	$(57,405)	$167,476	291.7%
Changes in operating working capital	(97,186)	74,387	$(171,573)	(230.6%)
Interest expense	10,363	10,168	$195	1.9%
Interest income	(6,794)	(6,311)	$483	7.7%
Income tax expense	2,042	4,467	$(2,425)	(54.3%)
Earnings (losses) from equity method investments	(2,410)	777	$(3,187)	(410.2%)
Share-based compensation	(307)	(482)	$(175)	(36.3%)
Amortization of loan cost	(1,015)	(692)	$323	46.7%
Other	1,460	187	$1,273	680.7%
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$16,224	$25,096	$(8,872)	(35.4%)

Cash Flow Data:
Net cash provided by (used in) operating activities	$110,071	$(57,405)	$167,476	291.7%
Net cash used in investing activities	$(4,982)	$(10,231)	$(5,249)	(51.3%)
Net cash (used in) provided by financing activities	$(114,245)	$47,886	$(162,131)	(338.6%)

Six Months Ended December 31,	2024	2023	Change
	$	$	$	%
Net income	$14,392	$32,944	$(18,552)	(56.3%)
Adjustments:
Interest income	(13,881)	(12,413)	$1,468	11.8%
Interest expense	20,350	19,991	$359	1.8%
Amortization of acquired intangibles	7,654	4,330	$3,324	76.8%
Depreciation expense	1,694	1,273	$421	33.1%
Income tax expense	3,797	9,419	$(5,622)	(59.7%)
	19,614	22,600	$(2,986)	(13.2%)

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$34,006	$55,544	$(21,538)	(38.8%)

Reconciliation of Operating Cash Flows to EBITDA:
Net cash used in operating activities	$(17,458)	$(101,667)	$(84,209)	(82.8%)
Changes in operating working capital	45,131	139,514	$(94,383)	(67.7%)
Interest expense	20,350	19,991	$359	1.8%
Interest income	(13,881)	(12,413)	$1,468	11.8%
Income tax expense	3,797	9,419	$(5,622)	(59.7%)
Dividends and distributions received from equity method investees	(169)	(269)	$(100)	(37.2%)
Earnings (losses) from equity method investments	(1,832)	3,486	$(5,318)	(152.6%)
Share-based compensation	(627)	(1,146)	$(519)	(45.3%)
Amortization of loan cost	(1,680)	(1,214)	$466	38.4%
Other	375	(157)	$532	338.9%
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$34,006	$55,544	$(21,538)	(38.8%)

Cash Flow Data:
Net cash used in operating activities	$(17,458)	$(101,667)	$(84,209)	(82.8%)
Net cash provided by (used in) investing activities	$10,499	$(10,659)	$21,158	198.5%
Net cash (used in) provided by financing activities	$(3,909)	$101,503	$(105,412)	(103.9%)

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of December 31, 2024, approximately 79% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

Lines of Credit

in thousands
	December 31, 2024	June 30, 2024	Change
Lines of credit	$225,000	$245,000	$(20,000)

Effective December 21, 2021, A-Mark entered into a committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of December 31, 2024, the Trading Credit Facility provided the Company with access up to $422.5 million and has a maturity date of September 30, 2026. (See Note 15 and Note 20.)

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	December 31, 2024	June 30, 2024	Change
Notes payable — short-term	$4,020	$8,367	$(4,347)
Notes payable — long-term	3,994	3,994	—
	$8,014	$12,361	$(4,347)

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. The dividend was paid to certain shareholders during the six months ended December 31, 2024, including a dividend paid to the Company from SGB in September 2024 of $7.5 million. The remaining unpaid dividend of $4.0 million and $8.4 million as of December 31, 2024 and June 30, 2024, respectively, was recorded as a note payable by SGB.

In April 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026 and may be extended by mutual agreement. As of December 31, 2024 and June 30, 2024 the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million. See Note 14 to the Company's condensed consolidated financial statements.

Liabilities on Borrowed Metals

in thousands
	December 31, 2024	June 30, 2024	Change
Liabilities on borrowed metals	$33,888	$31,993	$1,895

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

Product Financing Arrangements

in thousands
	December 31, 2024	June 30, 2024	Change
Product financing arrangements	$551,937	$517,744	$34,193

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

Secured Loans Receivable

in thousands
	December 31, 2024	June 30, 2024	Change
Secured loans receivable	$98,461	$113,067	$(14,606)

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

Dividends

The Company’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors. Below is a summary of dividends paid to stockholders in the six months ended December 31, 2024.

•
On July 5, 2024, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on July 18, 2024. The dividend was paid on July 31, 2024 and totaled $4.6 million.
•
On August 20, 2024, the Company's board of directors declared a regular cash dividend of $0.20 per share of common share to stockholders of record at the close of business on October 8, 2024. The dividend was paid on October 22, 2024 and totaled $4.6 million.

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

The following summarizes components of our condensed consolidated statements of cash flows (in thousands):

Six Months Ended	December 31, 2024	December 31, 2023	Change
Net cash used in operating activities	$(17,458)	$(101,667)	$(84,209)
Net cash provided by (used in) investing activities	$10,499	$(10,659)	$21,158
Net cash (used in) provided by financing activities	$(3,909)	$101,503	$(105,412)

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities used $17.5 million and used $101.7 million in cash for the six months ended December 31, 2024 and 2023, respectively, representing a $84.2 million change compared to the six months ended December 31, 2023. The period over period change was primarily due to net changes in working capital, which includes inventories, derivative assets and liabilities, deferred revenue and other advances, liabilities on borrowed metals, accounts payable and other payables, precious metals held under financing arrangements, and receivables, net.

Net Cash Flows From Investing Activities

Investing activities provided $10.5 million and used $10.7 million in cash for the six months ended December 31, 2024 and 2023, respectively, representing a $21.2 million change compared to the six months ended December 31, 2023. This period over period change was primarily due to higher inflows of $20.5 million associated with the net originations of secured loans in the current period.

Net Cash Flows From Financing Activities

Financing activities used $3.9 million and provided $101.5 million in cash for the six months ended December 31, 2024 and 2023, respectively, representing a $105.4 million change compared to the six months ended December 31, 2023. This period over period change was primarily due to: (i) a decrease in cash provided of $148.6 million related to our product financing arrangements, (ii) a decrease in cash provided from our net borrowings and repayments of $83.0 million under our Trading Credit Facility, and (iii) an increase of $7.0 million of net repayments of related party notes. These were partially offset by: (i) a reduction of $95.0 million in repayments related to our AMCF Notes, (ii) a decrease in cash paid for dividends of $23.4 million, (iii) a decrease of $11.8 million in cash used to repurchase of our common stock under our share repurchase program, and (iv) an increase in cash provided of $2.6 million related to the exercise and taxes related to share-based awards.

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

The Company’s net gains and losses on derivative instruments totaled gains of $10.8 million and losses of $57.3 million for the three months ended December 31, 2024 and 2023, respectively, and losses of $11.5 million and losses of $67.8 million, for the six months ended December 31, 2024 and 2023, respectively. These were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the consolidated statements of income.

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

	December 31, 2024	June 30, 2024
Inventories	$1,194,196	$1,097,144
Precious metals held under financing arrangements	19,420	22,066
	1,213,616	1,119,210
Less unhedgeable inventories:
Commemorative coin inventory, held at lower of cost or net realizable value	(2,900)	(3,236)
Premium on metals position	(33,337)	(34,175)
Precious metal value not hedged	(36,237)	(37,411)

Commitments at market:
Open inventory purchase commitments	857,132	817,900
Open inventory sales commitments	(400,861)	(388,184)
Margin sales commitments	(24,661)	(22,316)
In-transit inventory no longer subject to market risk	(21,022)	(21,715)
Unhedgeable premiums on open commitment positions	13,446	10,986
Borrowed precious metals	(33,888)	(31,993)
Product financing arrangements	(551,937)	(517,744)
Advances on industrial metals	518	394
	(161,273)	(152,672)

Precious metal subject to price risk	1,016,106	929,127

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	742,863	843,439
Precious metals futures contracts at market values	269,606	83,214
Total market value of derivative financial instruments	1,012,469	926,653

Net precious metals subject to commodity price risk	$3,637	$2,474

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of December 31, 2024, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

We had the following outstanding sale and purchase commitments and open forward and futures contracts, which are normal and recurring, in nature (in thousands):

	December 31, 2024	June 30, 2024
Purchase commitments	$857,132	$817,900
Sales commitments	$(400,861)	$(388,184)
Margin sales commitments	$(24,661)	$(22,316)
Open forward contracts	$742,863	$843,439
Open futures contracts	$269,606	$83,214
Foreign exchange forward contracts	$4,810	$4,793

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

The functional currencies of LPM and SGB are U.S. dollars and therefore, we do not believe our exposure to foreign exchange risk related to these entities is material.

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

While the Company operates at both the wholesale and direct-to-consumer levels, the demand for our products is dependent upon the perceptions and preferences in the global market regarding the ownership of precious metals and numismatics. These perceptions and preferences depend on a variety of factors, including world events (as discussed more fully below), business and economic conditions, inflationary and other currency related trends, and alternative investment opportunities. All such factors may change over time and as a consequence the results of our operations, profitability and stock price may vary over both the short and the long term.

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

We are also subject to ransomware attacks, in which malicious actors may seek to deprive us of access to our computer systems unless we pay substantial fees, and, if personal data were compromised, could result in costly investigation, litigation or regulatory fines. See also “Risk Factors of General Applicability—If our customer data were breached, we could suffer damages and loss of reputation;” and “—New rules have recently become effective that will require the Company to provide disclosures regarding cybersecurity management and events.”

The Company has minority investments in several entities engaged in precious metal marketing; as a minority investor the Company is not able to exercise absolute control over these entities.

We hold minority interests in entities that are engaged in the business of precious metal and numismatic sales to consumers. Although by virtue of the Company’s investment in these entities, the Company is able to exert influence, and in some cases substantial influence, on the management of the entities, the Company does not have absolute control of these entities. As a consequence, circumstances may arise in which the management of these entities may take actions which we believe are not in our best interest and to which we object. The value of our investment in one or more of these entities may therefore decline. Also, because these investments are illiquid, we may not be able to dispose of our ownership interests in these entities should we choose to do so, at a price that we believe reflects its fair value or at all.

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

The Company experienced outsized growth in its revenues and operating profits during periods of volatility in the financial markets in recent years, and there can be no assurance that this level of performance will be attainable in the future.

The unprecedented growth of the business of the Company in recent years may be attributed to a high degree of volatility in the financial markets, resulting from various geopolitical, macroeconomic, military and global uncertainties and events. In this environment, consumers may have sought perceived financial safety in precious coins and metals. Our stock price responded favorably to these unprecedented circumstances as well.

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

We try to manage risks of doing business in foreign jurisdictions by monitoring current and anticipated political, economic, legal and regulatory developments in the countries outside the United States in which we operate or have customers and adjusting operations as appropriate, but there can be no assurance that the measures we adopt will be successful in protecting the Company’s business interests.

The Company’s acquisition of LPM, a precious metals business located in Hong Kong, reflects the Company’s efforts to increase its presence in Asia, particularly the Far East. There can be no assurance that the Company’s expansion efforts in the Far East will be successful. Moreover, there are particular regulatory, as well as other, challenges to conducting business in the Peoples Republic of China, and as a result certain foreign businesses have recently been decreasing their presence there. The Company may encounter similar challenges, which may impede the Company’s expansion efforts in the region.

Recently announced changes to U.S. trade policy, including recently announced tariffs, could adversely affect our business.

Recently, the United States announced tariffs on products manufactured in several jurisdictions, including Canada, China, and Mexico, and has made announcements regarding the potential imposition of tariffs on products from other jurisdictions, such as the European Union. The President of the United States has also directed various federal officials to evaluate other aspects of United States trade policy. While the United States has temporarily paused the imposition of tariffs on Canadian and Mexican products, the pause may be lifted in whole or in part. The United States may take other action to impose, reimpose or increase tariffs, and countries subject to such tariffs may impose reciprocal tariffs or other restrictive trade measures in response to the imposition of tariffs by the United States.

We have customers in various foreign jurisdictions. We are also an authorized distributor of gold and silver coins from all major sovereign mints, including the Royal Canadian Mint, the China Mint and Banco de Mexico. The imposition of tariffs and other trade restrictions by the United States may result in higher costs to us of the gold and silver products we sell or distribute, which we may be unable to pass on to our customers. If retaliatory tariffs are imposed by foreign jurisdictions, they may result in higher prices that our customers in those jurisdictions must pay to purchase our bullion and numismatic products, which may reduce demand there for our products. Inflationary pressures and higher interest rates that may result generally from increased trade regulation may also adversely affect us. See “The current inflationary and high interest rate environment may adversely affect our costs and expenses and the demand for our products.” Increased trade regulation may also adversely affect our strategy for expansion in international markets, particularly in China, where our LPM subsidiary conducts business, and other Far Eastern jurisdictions.

We are monitoring and evaluating any potential impacts that increased tariffs and other trade restrictions may have on our business, and considering ways in which we may offset these impacts. There is no assurance, however, that we will be successful in mitigating the effects on us of increased trade regulation in the current environment.

The current inflationary and high interest rate environment may adversely affect our costs and expenses and the demand for our products.

The United States and other world economies are currently experiencing high interest rates and have in recent years experienced high levels of inflation, although this has eased. Certain investors, including customers of our Direct-to-Consumer segment, may regard precious metal products as a hedge against inflation and high interest rates, which could positively affect demand for our goods and services. However, inflation may also increase our operational expenses, which because of the nature of our business we cannot generally pass along to our customers. Our Trading Credit Facility bears interest at a variable rate of interest, so that higher interest rates will also increase our cost of borrowing under that facility, and higher interest rates may also increase the costs under our product financing arrangements. We may be unable to compensate for these increases through higher interest income and other fees and charges received from our counterparties. Also, inflation, together with high interest rates, may reduce discretionary spending among consumers, thereby reducing product demand in the retail sector.

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

The business of buying and selling precious metals is global and highly competitive. The Company competes with precious metals firms and banks throughout North America, Europe and elsewhere in the world, some of whom have greater financial and other resources, and greater name recognition, than the Company. We believe that, as a full-service firm devoted exclusively to precious metals trading and marketing, we offer pricing, product availability, execution, financing alternatives and storage options that are attractive to our customers and allow us to compete effectively. We also believe that our purchaser/distributorship arrangements with various governmental mints give us a competitive advantage in our coin distribution business. However, given the global reach of the precious metals business, the absence of intellectual property protections, and the availability of numerous, evolving platforms for trading in precious metals, we cannot assure you that A-Mark will be able to continue to compete successfully or that future developments in the industry will not create additional competitive challenges.
The Company is subject to risks relating to its AMST operations.

Our AMST subsidiary, which operates our Silver Towne Mint, depends on critical pieces of equipment which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures or business interruptions. AMST’s facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, accidents, or violent weather conditions. AMST has insurance to cover certain of the risks associated with equipment damage and resulting business interruption, but there are certain events that would not be covered by insurance, and there can be no assurance that insurance will continue to be available on acceptable terms. One such casualty event recently occurred as a result of a tornado, which although covered by insurance, temporarily interrupted operations at the mint.

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

Stack’s-Bowers Numismatics, LLC ("Stack's Bowers"), which is primarily engaged in the business of auctions of high-value and rare coins and dealing in numismatic and bullion products, is a wholly-owned subsidiary of Spectrum Group International, Inc. ("SGI"), our former parent and a related party. We have engaged in the past, and continue to engage, in transactions with Stack’s Bowers. These transactions include secured lending transactions in which Stack’s Bowers is the borrower, and other transactions involving the purchase and sale of rare coins, including with JMB. SGI and the Company have a common chief executive officer, and the chief executive officer and the general counsel of the Company are board members of SGI. In addition, a majority of the board of directors of the Company have an ownership interest in SGI that in the aggregate represents a controlling interest in SGI. Transactions between the Company and Stack’s Bowers are approved by our Audit Committee, as appropriate, and we believe that all such transactions are on terms no less favorable to the Company than would be obtained from an unaffiliated third-party. Nonetheless, these transactions could be perceived as being conflicted.

The Company has recently entered into a merger agreement, pursuant to which SGI would be acquired by the Company. Consummation of the merger contemplated by this agreement is subject to a number of conditions, including a financing condition, such that there is no assurance that the merger will be consummated. There can also be no assurance that the Company will realize the intended benefits of the acquisition, or that the Company’s relationship with SGI will be more economically rewarding following the acquisition than it has been with SGI as a standalone business.

The materials held by A-Mark are subject to loss, damage, theft or restriction on access.

A-Mark has significant quantities of high-value precious metals at its Logistics facilities, at third-party depositories and in transit. There is a risk that gold and other precious metals held by A-Mark, whether on its own behalf or on behalf of its customers, could be lost, damaged, or stolen. In addition, access to A-Mark’s precious metals could be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Although we maintain insurance on terms and conditions that we consider appropriate, we may not have adequate sources of recovery if our precious metals inventory is lost, damaged, stolen or destroyed, and recovery may be limited. Among other things, our insurance policies exclude coverage in the event of loss as a result of terrorist attacks or civil unrest.

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

Through our Direct-to-Consumer segment (JMB, Goldline, and our investment in SGB), the Company sells precious metals and numismatics directly to the retail investor community. JMB and SGB market their products primarily over the internet. Goldline markets its precious metal products on television, radio, and over the internet, and through customer service outreach. Prior to its acquisition by the Company, Goldline had been accused of improper sales practices, and was the subject of a state enforcement action that was subsequently settled. Other retailers of precious metal products have similarly been the subject of accusations regarding their sales practices, including claims of misrepresentation, excessive product markups, pressured sales tactics and product switching. The Company believes that the sales practices of its Goldline subsidiary conform to applicable legal and ethical standards, and that there was no material basis for claims against Goldline in this regard. Nevertheless, given the nature of the retail precious metals business, the possibility that investors in precious metals may lose a substantial portion of their investment as a result of adverse market trends and the vulnerability of certain retail precious metal investors to economic loss, there can be no assurance that claims will not be made regarding business practices of Goldline, JMB or SGB, or that, if made, such claims will not attract the attention of governmental and private sector consumer advocates. Were this to occur, the Company could suffer adverse publicity, be subject to governmental enforcement actions or be forced to modify the sales and marketing practices of its direct-to-consumer business.

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

JMB’s GoldPrice.org and SilverPrice.org publish data on precious metal and cryptocurrency pricing which is obtained from third parties. While we believe that the sources of the published data are reliable, the data is not independently verified by JMB or us. If the data that JMB receives and publishes were inaccurate, and were relied upon by consumers visiting these websites, JMB could be exposed to liability and may suffer damage to its reputation. To mitigate this risk, the Terms and Conditions for these websites include investment risk disclaimers, although there can be no assurance that these disclaimers will provide the intended protection.

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

During the first quarter of fiscal 2023, the Company and Goldline settled an action in which the CFTC alleged, among other things, that certain financing arrangements that were made available to customers constituted off-exchange retail commodity transactions. Although this matter was settled on terms satisfactory to the Company with no material financial impact, and Goldline has discontinued these particular arrangements and practices, there can be no assurance that the CFTC will not in the future allege we are violating the CEA or the rules and regulations of the CFTC, or otherwise (along with other federal or state agencies) seek to oversee aspects of our operations which could adversely affect us.

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

Applicable Data Privacy Obligations are imposed in several international jurisdictions in which we operate. For example, in 2016, the European Union ("EU") adopted the General Data Protection Regulation (“GDPR”), effective May 2018. The United Kingdom (“UK”) adopted similar privacy regulations, effective in 2021 (the “UK GDPR”). Because we offer goods and services in the EU and UK, we are likely subject to the GDPR and UK GDPR, which impose a strict data protection compliance regime with severe penalties. We may also be subject to many other foreign privacy laws that are modeled at least in part after the GDPR, including, but not limited to, China’s Personal Information Protection Law (PIPL), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA) and territorial Canadian privacy laws, and the Privacy Acts of Australia and New Zealand.

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

Additionally, several states in the United States have enacted consumer privacy laws and, in some instances, promulgated additional regulations and rules. These currently include California, Colorado, Connecticut, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Utah, and Virginia. These state consumer privacy laws impose significant obligations on businesses within scope: including providing and responding to certain data privacy rights (such as the right to delete, access, correct data or opt out of data sale, sharing, or targeted advertising); data mapping, minimization, and transparency; providing disclosures concerning the processing of Personal Data (such as through privacy policies); preparing risk assessments for certain processing; vendor and service provider management; and other compliance activities. Failure to comply with state consumer privacy law obligations may result in public investigations, significant fines and penalties, disgorgement of data, reputational harm, and other ramifications. Additionally, Nevada law requires operators of websites and online services to post a notice on their websites regarding their privacy practices. Several other states have passed similar consumer privacy laws, which will take effect in 2025 and 2026. Preparing to comply with the varying requirements of these laws has already subjected the Company to costs and legal fees and will subject the Company to additional costs and risks as additional laws take effect. For example, these laws may limit the Company’s ability to use Personal Data for advertising purposes, may limit the ways in which the Company may use certain categories of Personal Data, may require the Company to obtain consent from the consumer for certain processing activities, and may require revision of the Company's contracts with service providers. These laws may also limit the Company’s ability to process sensitive Personal Data, which includes financial data, account information, identification card numbers, social security numbers, biometric data, and precise geolocation. As each pending consumer privacy law takes effect, the Company will have to assess and potentially update its policies, notices, procedures, and permissions in response. The Company may also have to update its advertising practices.

All fifty U.S. states and the District of Columbia have enacted data breach notification laws that may require us to notify investors, employees, regulators, and others in the event of a security breach (for example, unauthorized access to or disclosure of Personal Information experienced by us or our service providers). These laws may not be consistent, and compliance in the event of a widespread data breach may be difficult and costly. We may also be contractually required or otherwise obligated to notify investors and others of a security breach. Although we may have contractual protections against our service providers should they experience a security breach, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability and require us to expend significant resources on data security as well as in responding to any such actual or perceived breach. Any contractual protections we may have against relevant counterparties may not be sufficient to protect adequately us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

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

We have evaluated these state and federal privacy and data protection laws, and believe we are currently in compliance in all material respects with those that are in effect. Going forward, however, the changes introduced by additional state privacy laws and other similar regulations enacted by other jurisdictions, will subject the Company to additional costs and complexity of compliance, by requiring, among other things, changes to the Company’s security systems, policies, procedures and practices. In addition, a violation by the Company of the new privacy obligations could expose us to fines and other penalties.

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

We ship product to retail customers throughout the United States. In South Dakota v. Wayfair, Inc. et al ("Wayfair"), the U.S. Supreme Court ruled that states may charge tax on purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. The effect of Wayfair was to uphold economic nexus principles in determining sales and use tax nexus. As a result of the decision, most states have adopted laws that require an out-of-state retailer to register and collect sales and use or other non-income type taxes upon meeting certain economic nexus standards regardless of whether the company has physical presence in the state. Although the Company believes it is complying with the applicable legislative requirements, and collecting tax where obligated to do so, our interpretation and application of the legislation may differ from the states, which could result in the states' attempt to impose additional tax liabilities, including potential penalties and interest. Furthermore, the requirements by state or local governments on out-of-state sellers to collect sales and use taxes could deter futures sales, which could have an adverse impact on our business.

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

Judicial decisions, CFPB rulemaking, or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable.

We include arbitration provisions in our loan and financing agreements and to our Direct-to-Consumer terms and conditions. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. Our arbitration agreements do not generally have any impact on regulatory enforcement proceedings. We take the position that the arbitration provisions in loan and financing agreements, including class action waivers, are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, our arbitration and class action waiver provisions could be unenforceable, which could subject us to additional litigation, including class action litigation.

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

A-Mark’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The initial quarterly cash dividend under the policy was paid on October 24, 2022 to stockholders of record as of October 10, 2022. The most recent cash dividend under the policy was paid on January 28, 2025 to stockholders of record as of January 14, 2025. The declaration of regular cash dividends in the future is subject to the determination each quarter by our board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

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

Your percentage ownership in A-Mark potentially could be diluted in the future because of additional common stock-based equity awards that we expect will be granted to our directors, officers and employees, including through our current equity incentive plan. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which could dilute your percentage ownership. For example, in the acquisition of JMB and LPM and in our increased investments in Pinehurst Coin Exchange, Inc. and SGB, we issued stock to the sellers in partial consideration for the acquired interests. We also issued stock to the public to finance, in part, the acquisition of JMB.

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

The Company relies on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to protect its business, services, know-how and information. The Company’s patent, trademarks, or service marks may be challenged or found to be unenforceable, and contractual arrangements to protect our intellectual property may be insufficient to prevent its misappropriation. If that were the case, the Company’s competitive position would suffer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of December 31, 2024, 1,321,003 shares had been repurchased and 678,997 shares remain authorized for repurchase under the program.

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

The following table reflects activity related to equity securities we repurchased during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/2024 - 10/31/2024	—	$—	1,151,491	848,509
11/1/2024 - 11/30/2024	169,512	$30.20	1,321,003	678,997
12/1/2024 - 12/31/2024	—	$—	1,321,003	678,997
Total	169,512

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

A-MARK PRECIOUS METALS, INC.

Date:	February 10, 2025	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	February 10, 2025	By:	/s/ Kathleen Simpson-Taylor
Kathleen Simpson-Taylor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)