Form 10-Q
period 2025-03-31
A-Mark Precious Metals, Inc.
filed 2025-05-12
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 24,624,736 shares of common stock, par value $0.01 per share outstanding.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2025

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to the Condensed Consolidated Financial Statements and Notes thereof

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2025	June 30, 2024
	(unaudited)
ASSETS
Current assets
Cash	$114,345	$48,636
Receivables, net	124,891	36,596
Derivative assets	92,402	114,720
Secured loans receivable	86,512	113,067
Precious metals held under financing arrangements	—	22,066
Inventories:
Inventories	759,581	579,400
Restricted inventories	556,828	517,744
	1,316,409	1,097,144
Income tax receivable	9,304	1,562
Prepaid expenses and other assets	14,012	8,412
Total current assets	1,757,875	1,442,203
Operating lease right of use assets	21,441	9,543
Property, plant, and equipment, net	32,188	20,263
Goodwill	216,917	199,937
Intangibles, net	110,985	101,663
Long-term investments	38,412	50,458
Other long-term assets	5,730	3,753
Total assets	$2,183,548	$1,827,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Liabilities on borrowed metals	$44,224	$31,993
Product financing arrangements	556,828	517,744
Accounts payable and other payables	30,309	18,831
Deferred revenue and other advances	380,910	263,286
Derivative liabilities	86,478	26,751
Accrued liabilities	30,292	16,798
Notes payable	—	8,367
Total current liabilities	1,129,041	883,770
Lines of credit	310,000	245,000
Notes payable	7,351	3,994
Deferred tax liabilities	20,290	22,187
Other liabilities	19,995	11,013
Total liabilities	1,486,677	1,165,964
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of March 31, 2025 or June 30, 2024	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 24,624,736 and 23,965,427 shares issued and 24,624,736 and 22,953,391 shares outstanding as of March 31, 2025 and June 30, 2024, respectively	247	240
Treasury stock, 0 and 1,012,036 shares at cost as of March 31, 2025 and June 30, 2024, respectively	—	(28,277)
Additional paid-in capital	184,529	168,771
Accumulated other comprehensive income	93	61
Retained earnings	458,683	466,838
Total A-Mark Precious Metals, Inc. stockholders’ equity	643,552	607,633
Noncontrolling interests	53,319	54,223
Total stockholders’ equity	696,871	661,856
Total liabilities and stockholders’ equity	$2,183,548	$1,827,820

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data; unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues	$3,009,125	$2,610,651	$8,466,566	$7,174,084
Cost of sales	2,968,108	2,575,813	8,337,339	7,043,800
Gross profit	41,017	34,838	129,227	130,284
Selling, general, and administrative expenses	(33,404)	(22,854)	(85,775)	(67,095)
Depreciation and amortization expense	(4,996)	(2,949)	(14,344)	(8,552)
Interest income	6,722	6,682	20,603	19,095
Interest expense	(12,951)	(9,907)	(33,301)	(29,898)
Earnings (losses) from equity method investments	(222)	(206)	(2,054)	3,280
Other income, net	1,171	763	1,832	1,605
Remeasurement loss on pre-existing equity interest	(7,043)	—	(7,043)	—
Unrealized (losses) gains on foreign exchange	(233)	73	(895)	84
Net (loss) income before provision before income taxes	(9,939)	6,440	8,250	48,803
Income tax benefit (expense)	1,231	(1,286)	(2,566)	(10,705)
Net (loss) income	(8,708)	5,154	5,684	38,098
Net (loss) income attributable to noncontrolling interests	(162)	141	(1,312)	492
Net (loss) income attributable to the Company	$(8,546)	$5,013	$6,996	$37,606
Basic and diluted net (loss) income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$(0.36)	$0.22	$0.30	$1.63
Diluted	$(0.36)	$0.21	$0.29	$1.56

Weighted-average shares outstanding:
Basic	23,646,100	22,847,200	23,275,000	23,098,000
Diluted	23,646,100	23,822,800	24,118,100	24,140,500

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data; unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Treasury Stock		Total A-Mark Precious Metals, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2023	23,672,122	$237	$169,034	$440,639	$(1,025)	(335,735)	$(9,762)	$599,123	$1,270	$600,393
Net income	—	—	—	18,827	—	—	—	18,827	156	18,983
Share-based compensation	—	—	664	—	—	—	—	664	—	664
Cumulative translation adjustment, net of tax	—	—	—	—	187	—	—	187	—	187
Exercise of share-based awards	159,999	2	958	—	—	—	—	960	—	960
Net settlement of share-based awards	10,556	—	(307)	—	—	—	—	(307)	—	(307)
Repurchases of common stock	—	—	—	—	—	(171,268)	(5,016)	(5,016)	—	(5,016)
Dividends declared	—	—	8	(32,787)	—	—	—	(32,779)	—	(32,779)
Balance, September 30, 2023	23,842,677	239	170,357	426,679	(838)	(507,003)	(14,778)	581,659	1,426	583,085
Net income	—	—	—	13,766	—	—	—	13,766	195	13,961
Share-based compensation	—	—	482	—	—	—	—	482	—	482
Cumulative translation adjustment, net of tax	—	—	—	—	(123)	—	—	(123)	—	(123)
Net settlement of share-based awards	5,571	—	(23)	—	—	—	—	(23)	—	(23)
Repurchases of common stock	—	—	—	—	—	(440,092)	(12,002)	(12,002)	—	(12,002)
Balance, December 31, 2023	23,848,248	239	170,816	440,445	(961)	(947,095)	(26,780)	583,759	1,621	585,380
Net income	—	—	—	5,013	—	—	—	5,013	141	5,154
Share-based compensation	—	—	456	—	—	—	—	456	—	456
Common stock issued for acquisition	—	—	—	(367)	—	139,455	3,881	3,514	—	3,514
Noncontrolling ownership interest contribution	—	—	—	—	—	—	—	—	2,072	2,072
Cumulative translation adjustment, net of tax	—	—	—	—	63	—	—	63	—	63
Net settlement of share-based awards	45,268	—	338	—	—	—	—	338	—	338
Repurchases of common stock	—	—	—	—	—	(204,396)	(5,378)	(5,378)	—	(5,378)
Dividends declared	—	—	2	(4,601)	—	—	—	(4,599)	—	(4,599)
Balance, March 31, 2024	23,893,516	$239	$171,612	$440,490	$(898)	(1,012,036)	$(28,277)	$583,166	$3,834	$587,000

Balance, June 30, 2024	23,965,427	$240	$168,771	$466,838	$61	(1,012,036)	$(28,277)	$607,633	$54,223	$661,856
Net income	—	—	—	8,984	—	—	—	8,984	(566)	8,418
Share-based compensation	—	—	320	—	—	—	—	320	—	320
Cumulative translation adjustment, net of tax	—	—	—	—	106	—	—	106	—	106
Exercise of share-based awards	230,668	2	3,279	—	—	—	—	3,281	—	3,281
Dividends declared	—	—	2	(9,266)	—	—	—	(9,264)	—	(9,264)
Balance, September 30, 2024	24,196,095	242	172,372	466,556	167	(1,012,036)	(28,277)	611,060	53,657	664,717
Net income	—	—	—	6,558	—	—	—	6,558	(584)	5,974
Share-based compensation	—	—	307	—	—	—	—	307	—	307
Cumulative translation adjustment, net of tax	—	—	—	—	(114)	—	—	(114)	—	(114)
Net settlement of share-based awards	4,638	1	—	—	—	—	—	1	—	1
Repurchases of common stock	—	—	—	—	—	(30,057)	(875)	(875)	—	(875)
Repurchases of common stock - related party	—	—	—	—	—	(139,455)	(4,219)	(4,219)	—	(4,219)
Balance, December 31, 2024	24,200,733	243	172,679	473,114	53	(1,181,548)	(33,371)	612,718	53,073	665,791
Net loss	—	—	—	(8,546)	—	—	—	(8,546)	(162)	(8,708)
Share-based compensation	—	—	349	—	—	—	—	349	—	349
Common stock issued for acquisition	423,234	4	11,499	(1,256)	—	1,181,548	33,371	43,618	—	43,618
Noncontrolling ownership interest acquisition	—	—	—	—	—	—	—	—	408	408
Cumulative translation adjustment, net of tax	—	—	—	—	40	—	—	40	—	40
Net settlement of share-based awards	769	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	2	(4,629)	—	—	—	(4,627)	—	(4,627)
Balance, March 31, 2025	24,624,736	$247	$184,529	$458,683	$93	—	$-	$643,552	$53,319	$696,871

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$5,684	$38,098
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,344	8,552
Amortization of loan cost	2,846	1,828
Deferred income taxes	(1,642)	—
Share-based compensation	976	1,602
Remeasurement loss on pre-existing equity interest	7,043	—
Losses (earnings) from equity method investments	2,054	(3,280)
Other	(148)	287
Changes in assets and liabilities:
Receivables, net	(55,625)	(8,503)
Secured loans made to affiliates	16	(5,024)
Derivative assets	23,121	47,048
Income tax receivable	(5,335)	(4,332)
Precious metals held under financing arrangements	—	12,758
Inventories	(76,234)	(91,185)
Prepaid expenses and other assets	(3,622)	(1,443)
Accounts payable and other payables	(2,262)	(16,325)
Deferred revenue and other advances	106,588	(42,049)
Derivative liabilities	59,410	42,951
Liabilities on borrowed metals	12,231	4,525
Accrued liabilities	(4,064)	(6,066)
Income tax payable	—	(1,358)
Net cash provided by (used in) operating activities	85,381	(21,916)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(6,780)	(4,518)
Acquisition of businesses, net of cash acquired	(64,823)	(32,888)
Purchase of long-term investments	—	(2,113)
Purchase of intangible assets	(100)	(8,515)
Secured loans receivable, net	26,555	(9,987)
Purchase of marketable securities	(2,549)	—
Proceeds from sale of marketable securities	4,213	—
Other	23	(487)
Net cash used in investing activities	(43,461)	(58,508)
Cash flows from financing activities:
Product financing arrangements, net	(12,936)	174,406
Dividends paid	(13,883)	(37,265)
Borrowings under lines of credit	1,483,000	1,453,000
Repayments under lines of credit	(1,418,000)	(1,398,000)
Repayment of notes	—	(95,000)
Proceeds from notes payable to related party	—	3,448
Repayments on notes payable to related party	(8,367)	—
Repurchases of common stock	(901)	(22,307)
Repurchases of common stock from a related party	(4,219)	—
Debt funding issuance costs	(4,186)	(2,975)
Proceeds from the exercise of share-based awards	3,281	1,298
Payments for tax withholding related to net settlement of share-based awards	—	(332)
Net cash provided by financing activities	23,789	76,273
Net increase (decrease) in cash	65,709	(4,151)
Cash, beginning of period	48,636	39,318
Cash, end of period	$114,345	$35,167
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$31,341	$25,233
Income taxes paid	$9,819	$16,388
Income taxes refunded	$270	$413
Non-cash investing and financing activities:
Property, plant, and equipment acquired on account	$979	$—
Common stock issued for acquisitions	$43,618	$3,514
Loss on reissuance of treasury stock	$1,256	$367
Addition of right of use assets under lease obligations	$—	$957
Contingent consideration payable for acquisition of business	$700	$2,800

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

Wholesale Sales & Ancillary Services

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS"), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), and Pinehurst Coin Exchange, Inc. ("Pinehurst"), which was acquired in February 2025.

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

Spectrum Group International, LLC

In February 2025, we acquired 100% of the issued and outstanding equity interests of SGI, the parent of Stack’s-Bowers Numismatics LLC, d/b/a Stack’s Bowers Galleries ("Stack's Bowers Galleries"). Stack's Bowers Galleries is one of the world's largest rare coin and currency auction houses and a leading dealer specializing in numismatic and bullion products, and is the majority owner of Spectrum Wine, a global auctioneer, retailer, and storage provider of fine and rare wine. SGI's financial results attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment, and the financial results attributable to its auction and retail operations are included in our Direct-to-Consumer segment.

Total consideration to acquire SGI was $103.3 million, consisting of $46.0 million in cash and 1,671,654 shares of A-Mark common stock paid to the selling shareholders of SGI, repayment of debt obligations held by SGI as of the acquisition date of $11.0 million, $0.4 million related to the settlement of pre-existing payables due to A-Mark, and $0.4 million of noncontrolling interest in consolidated subsidiaries of SGI. 1,181,548 shares of the share consideration issued at the acquisition date were reissuances of our treasury stock. Of the share consideration, 66,872 shares are subject to a holdback to satisfy potential indemnification obligations, and will be issued, net of any claims, equally at the nine and 18 month anniversaries of the acquisition date.

Concurrently with the acquisition of SGI, we issued equity awards to key SGI management.

We incurred $2.0 million of transaction costs related to the acquisition of SGI, which are shown as a component of selling, general, and administrative expenses in our condensed consolidated statements of income. The financial results of SGI were included in our consolidated financial statements as of the acquisition date; these amounts were not material to our consolidated financial statements.

Assets acquired and liabilities assumed were recorded based on valuations derived from estimated fair value assessment and assumptions used by us. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates or assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the purchase price recorded and fair values of assets acquired and liabilities assumed through our acquisition of SGI as of the acquisition date (in thousands):

Cash	$46,000
Common stock	43,618
Holdback consideration - common stock	1,818
Repayment of debt	11,017
Settlement of pre-existing payables due to A-Mark	419
Noncontrolling interest	408
Total purchase price	$103,280

Cash	$11,264
Receivables, net	25,164
Inventories	102,587
Other current assets	4,558
Property, plant, and equipment, net	6,108
Operating lease right of use assets	12,047
Trade names	4,000
In-process research and development	1,500
Developed technology	1,500
Existing customer relationships	12,000
Other long-term assets	2,058
Total identifiable assets acquired	182,786
Product financing arrangements	(52,020)
Accounts payable and other payables	(9,789)
Deferred revenue and other advances	(9,381)
Accrued liabilities	(9,915)
Operating lease liability	(12,347)
Other liabilities	(532)
Net identifiable assets acquired	88,802
Goodwill	14,478
Total purchase price	$103,280

Based on the guidance provided in Accounting Standards Codification ("ASC") 805, Business Combinations, we accounted for the acquisition of SGI as a business combination and determined that (i) SGI was a business which combines inputs and processes to create outputs, and (ii) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.

Our purchase price allocation for the acquisition of SGI is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to information pertaining to working capital and tax balances. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the remeasurement period, a period not to exceed 12 months from the acquisition date.

We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. Through the acquisition of SGI, we acquired intangible assets representing existing customer relationships, developed technology, in-process research and development ("IPR&D") and trade names. The existing customer relationships and developed technology acquired were determined to have weighted-average useful lives of 5.0 years and 4.0 years, respectively. The fair value of the customer relationships was estimated using an attrition methodology which considers the estimated future discounted cash flows to be derived from the existing customers as of the acquisition date. The fair value of the developed technology and IPR&D were estimated using the cost to recreate method. The fair value of the trade names was estimated using a relief-from-royalty approach. Unfavorable lease positions are presented net of the corresponding right of use asset.

As of the acquisition date, we recorded a stock payable liability of $1.8 million representing the obligation to issue 66,872 shares that were held back to satisfy potential indemnification claims. This liability is adjusted at each reporting period based on the fair value of our common stock. As of March 31, 2025, the value of this liability was $1.7 million recorded as accrued liabilities and other liabilities on our balance sheet, with the change recorded in other income (expense), net.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of SGI resulted in the recognition of $14.5 million of goodwill, which we believe relates primarily to the resulting synergies of utilizing A-Mark's established integrated precious metals platform with SGI's underlying customer base and our ability to expand operations into adjacent markets. The goodwill created as a result of the acquisition of SGI is not deductible for tax purposes.

The following unaudited pro forma consolidated results of operations for the three and nine months ended March 31, 2025 and 2024 assumes that the acquisition of SGI occurred as of July 1, 2023 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues	$3,041,632	$2,701,112	$8,677,884	$7,425,215
Net income (loss)	$(12,411)	$4,408	$4,172	$33,277

Pinehurst

In 2019, the Company acquired its initial 10% ownership interest in Pinehurst Coin Exchange, Inc. ("Pinehurst"). In 2021, the Company made an incremental investment to increase its ownership interest in Pinehurst to 49%. In February 2025, the Company acquired the additional 51% ownership interest in Pinehurst it did not previously own for upfront consideration of $6.5 million, contingent consideration of an additional $5.3 million upon the achievement of certain performance benchmarks, repayment of debt obligations held by Pinehurst as of the acquisition date of $16.9 million, and $4.3 million related to the settlement of pre-existing receivables due from A-Mark. Founded in 2005, Pinehurst services the wholesale and retail marketplace and is one of the nation's largest e-commerce retailers of modern and numismatic certified coins on eBay. Pinehurst's financial results attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment, and the financial results attributable to its retail operations are included in our Direct-to-Consumer segment.

The acquisition of the controlling interest in Pinehurst was accounted for as a business combination achieved in stages. As a result of the change in control, the Company was required to remeasure its pre-existing equity investment in Pinehurst at fair value prior to consolidation. We estimated the fair value of our 49% pre-existing ownership interest in Pinehurst to be $6.9 million. The remeasurement resulted in a net pretax loss of $7.0 million, which is presented in the Company's consolidated statements of income as remeasurement loss on pre-existing equity interest.

The value of the pre-existing equity as of the acquisition date was based on a valuation derived from estimated fair value assessments and assumptions made by us. These fair value assessments were determined using a market approach.

Concurrently with the acquisition of Pinehurst, we assumed a promissory note for $3.1 million with the former majority owner of Pinehurst, and entered into a consulting agreement with him providing for his services through 2028.

We incurred $0.2 million of transaction costs related to the acquisition of Pinehurst, which are shown as a component of selling, general, and administrative expenses in our condensed consolidated statements of income. The financial results of Pinehurst were included in our consolidated financial statements as of the acquisition date; these amounts were not material to our consolidated financial statements.

We may be required to pay contingent consideration up to $5.3 million in cash in connection with the acquisition of Pinehurst if certain pre-tax earnings targets are met through the third anniversary of the acquisition as well as if certain net tangible asset thresholds are met as of June 30, 2025. As of the acquisition date, the fair value of this contingent consideration was $0.7 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of March 31, 2025, the fair value of the contingent consideration remained at $0.7 million, which was classified as accrued liabilities on our consolidated balance sheet.

Assets acquired and liabilities assumed were recorded based on valuations derived from estimated fair value assessment and assumptions used by us. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates or assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the purchase price recorded and fair values of assets acquired and liabilities assumed through our acquisition of Pinehurst as of the acquisition date (in thousands):

Cash	$6,500
Pre-existing equity method investment	6,933
Repayment of debt	16,903
Contingent consideration	700
Settlement of pre-existing receivables due from A-Mark	(4,325)
Total purchase price	$26,711

Cash	$4,334
Receivables, net	4,481
Inventories	18,378
Other current assets	2,665
Property, plant, and equipment, net	763
Operating lease right of use asset	1,734
Trade names	1,000
Existing customer relationships	1,000
Total identifiable assets acquired	34,355
Accounts payable and other payables	(2,380)
Deferred revenue and other advances	(1,655)
Accrued liabilities	(210)
Operating lease liability	(1,734)
Other liabilities	(4,167)
Net identifiable assets acquired	24,209
Goodwill	2,502
Total purchase price	$26,711

Based on the guidance provided in ASC 805, Business Combinations, we accounted for the acquisition of Pinehurst as a business combination and determined that (i) Pinehurst was a business which combines inputs and processes to create outputs, and (ii) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.

Our purchase price allocation for the acquisition of Pinehurst is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to information pertaining to working capital and tax balances. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the remeasurement period, a period not to exceed 12 months from the acquisition date.

We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. Through the acquisition of Pinehurst, we acquired intangible assets representing existing customer relationships and trade names. The existing customer relationships acquired were determined to have a weighted-average useful life of 4.0 years. The fair value of the customer relationships was estimated using an attrition methodology which considers the estimated future discounted cash flows to be derived from the existing customers as of the acquisition date. The fair value of the trade names was estimated using a relief-from-royalty approach.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Pinehurst resulted in the recognition of $2.5 million of goodwill, which we believe relates primarily to the resulting synergies of utilizing A-Mark's established integrated precious metals platform with Pinehurst's expanded product offering. The goodwill created as a result of the acquisition of Pinehurst is not deductible for tax purposes.

The following unaudited pro forma consolidated results of operations for the three and nine months ended March 31, 2025 and 2024 assumes that the acquisition of Pinehurst occurred as of July 1, 2023 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues	$3,005,510	$2,615,927	$8,491,777	$7,201,371
Net income (loss)	$(849)	$6,454	$12,443	$30,133

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), SGI, and Pinehurst, and through its investment in Silver Gold Bull, Inc. ("SGB"). As of March 31, 2025, JMB had several wholly-owned subsidiaries, including: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AMIP, LLC ("AMIP"). SGB and Goldline each have a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these notes to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

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

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of March 31, 2025, the dividend was paid in full, including a dividend paid to the Company from SGB in September 2024 of $7.5 million.

Spectrum Group International, LLC

SGI, which we acquired in February 2025, is the parent company of Stack's Bowers Galleries, which is one of the world's largest rare coin and currency auction houses and a leading wholesale and retail dealer specializing in numismatic and bullion products. Its auction services unit conducts in-person, internet and specialized auctions of consigned and owned items and has sold a wide range of the most important rarities and numismatic collections over its distinguished history. SGI's financial results attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment, and the financial results attributable to its auction and retail operations are included in our Direct-to-Consumer segment.

Pinehurst Coin Exchange, Inc.

Also in February 2025, the Company acquired the remaining outstanding equity interests in Pinehurst it did not previously own. Pinehurst is a leading precious metals broker that services the wholesale and retail marketplace and is one of the nation’s largest e-commerce retailers of modern and numismatic coins on eBay. Pinehurst operates the www.PinehurstCoins.com and www.ModernCoinMart.com websites. Pinehurst's financial results attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment, and the financial results attributable to its retail operations are included in our Direct-to-Consumer segment.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements reflect the financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, and majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary. In addition to A-Mark, our consolidated financial statements include the accounts of: AMTAG, TDS, AMGL, AMST, AM/LPM Ventures, SGI, Pinehurst, JMB, Goldline, SGB, and CFC. Intercompany accounts and transactions are eliminated.

Comprehensive Income

Our other comprehensive income and losses are comprised of unrealized gains and losses associated with the translation of foreign-based equity method investments which are shown in our condensed consolidated statements of stockholders' equity.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of fair value (primarily, with respect to precious metal inventory, derivatives, assets and liabilities acquired in business combinations, certain financial instruments, and certain investments); impairment assessments of property, plant and equipment, long-term investments, intangible assets, and goodwill; valuation allowance determination on deferred tax assets; determining the incremental borrowing rate for calculating right of use assets and lease liabilities; and revenue recognition judgments. Actual results could materially differ from these estimates.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2024 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2024 Annual Report.

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

Foreign Currency

The functional currency of the Company is the United States dollar ("USD"). All transactions in foreign currencies are recorded in USD at the then-current exchange rate(s). Upon settlement of the underlying transaction, all amounts are remeasured to USD at the current exchange rate on date of settlement. All unsettled foreign currency transactions that remain in accounts receivable and trade account payables are remeasured to USD at the period end exchange rates. Foreign currency remeasurement gains and losses are recorded in the current period earnings.

The Company has foreign subsidiaries that generate foreign currency remeasurement gains and losses: AMTAG, LPM, SGB, and SGI. Because these entities have a functional currency of USD, foreign currency remeasurement gains and losses from these foreign subsidiaries are recorded in the current period earnings.

For the Company’s foreign-based equity method investments, the proportionate share of the investee’s income or loss is translated into USD at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. The unrealized gains and losses associated with the translation of the investment are deferred in accumulated other comprehensive income on the Company's condensed consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and June 30, 2024.

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

While the premium component of our bullion coins included in inventory is marked-to-market, our collectible coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of collectible coins is influenced more by supply and demand determinants than by the underlying spot price of the precious metal content of the collectible coins. Unlike our bullion coins, the value of collectible coins is not subject to the same level of volatility as bullion coins because our collectible coins typically carry a substantially higher premium over the spot metal price than bullion coins. Neither the collectible coin inventory nor the premium component of our inventory is hedged. (See Note 6.)

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

Investments in privately-held entities for which the Company has little or no influence over the investee are initially recorded at cost. Because the investments do not have a readily determinable fair value, the Company has elected to measure the investments at cost minus impairments, if any, with changes recognized in earnings. If the Company identifies observable price changes in orderly transactions for an identical or a similar investment, the Company’s investment will be measured at fair value as of the date the observable transaction occurs.

We evaluate our long-term investments for impairment quarterly or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an ongoing evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments were VIEs as of March 31, 2025 and June 30, 2024.

Accumulated Other Comprehensive Income

For the Company’s foreign-based equity method investments, the proportionate share of the investee’s income or loss is translated into U.S. dollars at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. Foreign currency translation gains and losses associated with this activity are deferred and included as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.

Treasury Stock

The Company periodically purchases its own common stock that is traded on public markets as part of announced stock repurchase programs. The repurchased common stock is classified as treasury stock on the consolidated balance sheets and held at cost. The direct costs incurred to acquire treasury stock are treated like stock issue costs and added to the cost of the treasury stock, which includes applicable fees and taxes. We reissued treasury stock for the share consideration to acquire LPM in February 2024; we subsequently repurchased these shares in November 2024. We also reissued treasury stock for a portion of the share consideration to acquire SGI in February 2025. (See Note 1).

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

Revenue Recognition

Settlement Date Accounting

The majority of the Company’s sales of precious metals are conducted using sales contracts that meet the definition of derivative instruments in accordance with Derivatives and Hedging Topic 815 of the ASC ("ASC 815"). The contract underlying the Company's commitment to deliver precious metals is referred to as a “fixed-price forward commodity contract” because the price of the commodity is fixed at the time the order is placed. Revenue is recognized on the settlement date, which is defined as the date on which: (i) the quantity, price, and specific items being purchased have been established, (ii) metals have been delivered to the customer, and (iii) payment has been received or is covered by the customer’s established credit limit with the Company.

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

Other Sources of Revenue

The Company recognizes its storage, logistics, licensing, specialized auction, and other services revenues in accordance with ASC 606, Revenue from Contracts with Customers, which follows five basic steps to determine whether revenue can be recognized: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company's sales of collectible coins are recognized as revenue when the control of the goods has been transferred to the customer, generally upon delivery. The Company recognizes storage revenue as the customer simultaneously receives and consumes the storage services (e.g., fixed storage fees based on the passage of time). The Company recognizes logistics (i.e., fulfillment) revenue when the customer receives the benefit of the services. The Company recognizes advertising and consulting revenues when the service is performed, and the benefit of the service is received by the customer. The Company recognizes its auction services fees when the auction has closed and the service has been provided. In aggregate, these types of service revenues account for approximately 1% of the Company's consolidated revenues.

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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of the AMCF Notes (see Note 15) have been included as a component of the carrying amount of the debt, and Trading Credit Facility debt issuance costs are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $1.2 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively, and $2.8 million and $1.8 million for the nine months ended March 31, 2025 and 2024, respectively.

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

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $5.1 million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively, and $14.5 million and $11.3 million for the nine months ended March 31, 2025 and 2024, respectively. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the consolidated statements of income. Shipping and handling costs totaled $5.8 million and $5.5 million for the three months ended March 31, 2025 and 2024, respectively, and $18.4 million and $16.2 million for the nine months ended March 31, 2025 and 2024, respectively.

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

Earnings per Share ("EPS")

The Company calculates basic EPS by dividing net income or loss by the weighted-average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income or loss by the weighted-average number of common shares outstanding during the year, adjusted for the potentially dilutive effect of stock options, restricted stock units (“RSUs"), and deferred stock units (“DSUs") using the treasury stock method.

The Company considers participating securities in its calculation of EPS. Under the two-class method of calculating EPS, earnings are allocated to both common shares and participating securities. The Company’s participating securities include vested RSU and DSU awards. Unvested RSU and DSU awards are not considered participating securities as they are forfeitable until the vesting date.

A reconciliation of shares used in calculating basic and diluted earnings per common share is presented below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Basic weighted-average shares of common stock outstanding	23,646	22,847	23,275	23,098
Effect of common stock equivalents	—	976	843	1,043
Diluted weighted-average shares outstanding	23,646	23,823	24,118	24,141

The Company reported a net loss for the three months ended March 31, 2025, and as such, all potentially dilutive shares of common stock would have been antidilutive for such period. The anti-dilutive shares excluded from the table above were 794,607 and 30,220 for the three months ended March 31, 2025 and 2024, respectively, and 14,672 and 27,101 for the nine months ended March 31, 2025 and 2024, respectively. Actual common shares outstanding totaled 24,624,736 and 22,881,480 as of March 31, 2025 and 2024, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The significant assumptions used to determine the carrying value and the related fair value of the assets and liabilities measured at fair value on a recurring basis are described below:

Inventories. The Company's inventory, which consists primarily of bullion and bullion coins, is acquired and initially recorded at cost and then marked to fair market value. The fair market value of the bullion and bullion coins comprises two components: (i) published market values attributable to the cost of the raw precious metal, and (ii) the market value of the premium, which is attributable to the incremental value of the product in its finished goods form. The market value attributable solely to such premium is readily determinable by reference to multiple sources. Except for collectible coin inventory, which are included in inventory at the lower of cost or net realizable value, the Company’s inventory is subsequently recorded at their fair market values on a daily basis. The fair value for commodities inventory (i.e., inventory excluding collectible coins) is determined using pricing data derived from the markets on which the underlying commodities are traded. Precious metals commodities inventory is classified in Level 1 of the valuation hierarchy.

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

Product Financing Arrangements. Product financing arrangements consist of financing agreements for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party. Such transactions allow the Company to repurchase this inventory upon demand. The third-party charges monthly interest as a percentage of the market value of the outstanding obligation, which is carried at fair value. The obligation is stated at the amount required to repurchase the outstanding inventory. Fair value is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Product financing arrangements are classified in Level 1 of the valuation hierarchy.

Acquisition-related Contingent Consideration.

LPM

We may be required to pay contingent consideration up to $37.5 million in cash in connection with the acquisition of LPM in February 2024 if certain EBITDA targets are met for 2024, 2025, and 2026. As of the acquisition date, the fair value of this contingent consideration was $2.8 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of March 31, 2025, the fair value of the contingent consideration was $1.3 million, $0.4 million of which was classified as accrued liabilities and the remainder as other liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of LPM is measured at fair value at each reporting period using a Monte Carlo Simulation model ("MCS model") with Level 3 unobservable inputs including estimated future cash flows generated by LPM, discount rates, and earnings volatility. Key assumptions used in the MCS model as of March 31, 2025 were an EBITDA risk premium of 10.3%, an EBITDA volatility of 65.0%, and a risk-free rate based on the USD yield curve between 3.9% and 4.3%. During the three and nine months ended March 31, 2025, we recorded a reduction of $1.0 million and $1.1 million, respectively, to our contingent consideration reflected in earnings.

Pinehurst

The contingent consideration liability related to our acquisition of Pinehurst is measured at fair value at each reporting period primarily using an MCS model with Level 3 unobservable inputs including estimated future cash flows generated by Pinehurst, discount rates, and pre-tax earnings volatility. Key assumptions used in the MCS model as of March 31, 2025 were a pre-tax earnings risk premium of 19.8%, a pre-tax earnings volatility of 80.0% and a risk-free rate based on the USD yield curve of 4.0%. See Note 1 for more further information.

Stock Payable Liability. Stock payable liabilities relate to certain indemnification hold-backs resulting from the acquisition of SGI that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 1 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date of the business combination. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. During the three and nine months ended March 31, 2025, the change in fair value related to stock payable liabilities recorded to other income (expense), net was income of $0.1 million.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis, aggregated by each fair value hierarchy level (in thousands):

	March 31, 2025
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$1,257,640	$—	$—	$1,257,640
Derivative assets — open sale and purchase commitments, net	91,930	—	—	91,930
Derivative assets — futures contracts	12	—	—	12
Derivative assets — forward contracts	460	—	—	460
Total assets, valued at fair value	$1,350,042	$—	$—	$1,350,042
Liabilities:
Liabilities on borrowed metals	$44,224	$—	$—	$44,224
Product financing arrangements	556,828	—	—	556,828
Derivative liabilities — open sale and purchase commitments, net	18,828	—	—	18,828
Derivative liabilities — margin accounts	4,833	—	—	4,833
Derivative liabilities — futures contracts	11,615	—	—	11,615
Derivative liabilities — forward contracts	51,202	—	—	51,202
Acquisition-related contingent consideration	—	—	2,000	2,000
Stock payable liability	1,696	—	—	1,696
Total liabilities, valued at fair value	$689,226	$—	$2,000	$691,226

(1)
Collectible coin inventory totaling $58.8 million was held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

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

(1)
Collectible coin inventory totaling $3.2 million was held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

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

4. RECEIVABLES, NET

Receivables, net consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Customer trade receivables	$64,126	$12,373
Wholesale trade advances	23,212	11,033
Due from brokers and other	37,553	13,190
	$124,891	$36,596

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans (in thousands):

	March 31, 2025	June 30, 2024
Secured loans originated	$74,640	$96,573
Secured loans originated - with a related party	—	15
	74,640	96,588
Secured loans acquired	11,872	16,479
	$86,512	$113,067

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

As of March 31, 2025 and June 30, 2024, our secured loans carried weighted-average effective interest rates of 10.3% and 10.5%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows (in thousands):

	March 31, 2025		June 30, 2024
Bullion	$47,887	55.4%	$64,764	57.3%
Numismatic and semi-numismatic	31,793	36.7%	42,588	37.7%
Graded sports cards	6,832	7.9%	5,715	5.0%
	$86,512	100.0%	$113,067	100.0%

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

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more (in thousands):

	March 31, 2025		June 30, 2024
Loan-to-value of less than 75%	$81,363	94.0%	$101,197	89.5%
Loan-to-value of 75% or more	5,149	6.0%	11,870	10.5%
	$86,512	100.0%	$113,067	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of March 31, 2025 and June 30, 2024.

Non-Performing Loans/Impaired Loans

Historically, the Company has not established an allowance for any credit losses because the Company maintains sufficient collateral to satisfy amounts due.

Non-performing loans have the highest probability for credit loss. If needed, an allowance for secured loan credit losses attributable to non-performing loans is recorded based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default. In the event a loan were to become non-performing and the collateral is not sufficient to satisfy amounts due, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of March 31, 2025 and June 30, 2024, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income. For the three and nine months ended March 31, 2025, the Company incurred no loan impairment costs, and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. The following table summarizes the components of our inventory (in thousands):

	March 31, 2025	June 30, 2024
Inventory held for sale	$532,631	$342,196
Repurchase arrangements with customers	122,238	199,559
Consignment arrangements with customers	1,719	2,416
Collectible coins, held at lower of cost or net realizable value	58,769	3,236
Borrowed precious metals	44,224	31,993
Product financing arrangements	556,828	517,744
	$1,316,409	$1,097,144

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding collectible coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, or product financing arrangements. As of March 31, 2025 and June 30, 2024, inventory held for sale totaled $532.6 million and $342.2 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of March 31, 2025 and June 30, 2024, included within inventories is $122.2 million and $199.6 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of March 31, 2025 and June 30, 2024 totaled $1.7 million and $2.4 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Collectible Coins. Our collectible coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of collectible coins is influenced more by supply and demand determinants than by the underlying spot price of the precious metal content of the collectible coins. The value of collectible coins is not subject to the same level of volatility as bullion coins because our collectible coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our collectible coins are not hedged and totaled $58.8 million and $3.2 million as of March 31, 2025 and June 30, 2024, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $44.2 million and $32.0 million as of March 31, 2025 and June 30, 2024, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement repurchase date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligations totaled $556.8 million and $517.7 million as of March 31, 2025 and June 30, 2024, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of March 31, 2025 and June 30, 2024, the unrealized gains or losses resulting from the difference between market value and cost of physical inventory were gains of $114.0 million and gains of $55.5 million, respectively.

Premium Component of Inventory

The premium component, at market value, included in the inventory as of March 31, 2025 and June 30, 2024 totaled $41.7 million and $34.2 million, respectively.

7. LEASES

Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Operating lease costs	$982	$401	$2,400	$1,133
Variable lease costs	321	155	670	366
Short term lease costs	47	10	76	63
Finance lease costs	7	—	21	—
	$1,357	$566	$3,167	$1,562

For the nine months ended March 31, 2025, we made cash payments of $2.4 million for operating lease obligations. These payments are included in operating cash flows. As of March 31, 2025, the weighted-average remaining lease term under our capitalized operating leases was 5.6 years, while the weighted-average discount rate for our operating leases was approximately 6.1%.

The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities as of March 31, 2025 for our operating leases were as follows (in thousands):

Fiscal Year ending June 30,	Operating Leases
2025 (remainder)	$1,457
2026	5,913
2027	4,944
2028	6,026
2029	2,741
Thereafter	5,579
Total lease payments	26,660
Imputed interest	(4,451)
Total operating lease liability	$22,209	(1)
Operating lease liability - current	$4,785	(2)
Operating lease liability - long-term	17,424	(3)
	$22,209	(1)

(1)
Represents the present value of the operating lease liabilities as of March 31, 2025.
(2)
Current operating lease liabilities are presented within accrued liabilities on our condensed consolidated balance sheets.
(3)
Long-term operating lease liabilities are presented within other liabilities on our condensed consolidated balance sheets.

For information regarding the Company's related party leases, refer to Note 14.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Computer software	$10,766	$9,300
Plant equipment	12,262	10,566
Leasehold improvements	6,778	4,196
Office furniture, and fixtures	4,777	4,042
Computer equipment	2,438	2,337
Building and other	2,644	2,571
Total depreciable assets	39,665	33,012
Less: Accumulated depreciation and amortization	(19,039)	(16,356)
Property and equipment not placed in service	11,156	3,201
Land	406	406
Property, plant, and equipment, net	$32,188	$20,263

Property, plant and equipment depreciation and amortization expense was $1.0 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively, and $2.7 million and $2.0 million for the nine months ended March 31, 2025 and 2024, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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
•
We acquired SGI in February 2025 and as a result, we recorded $19.0 million and $14.5 million of identifiable intangible assets and goodwill, respectively. These values represent their fair values at the acquisition date.
•
In February 2025, we also acquired Pinehurst which resulted in the acquisition of $2.0 million and $2.5 million of identifiable intangible assets and goodwill, respectively. These values represent their fair values at the acquisition date.

Carrying Value

The carrying value of goodwill and other purchased intangibles are described below (dollar amounts in thousands):

			March 31, 2025				June 30, 2024
	Estimated Useful Lives (Years)	Remaining Weighted-Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	4 - 15	3.4	$88,568	$(60,256)	$—	$28,312	$75,568	$(52,203)	$—	$23,365
Developed technology	4	2.7	21,836	(12,653)	—	9,183	20,336	(8,933)	—	11,403
Non-compete and other	3 - 5	2.5	2,310	(2,305)	—	5	2,310	(2,300)	—	10
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			113,009	(75,509)	—	37,500	98,509	(63,731)	—	34,778
Trade names and trademarks	Indefinite	Indefinite	64,660	—	(1,290)	63,370	59,660	—	(1,290)	58,370
Domain name	Indefinite	Indefinite	8,615	—	—	8,615	8,515	—	—	8,515
In-process research and development	Indefinite	Indefinite	1,500	—	—	1,500	—	—	—	—
Identifiable intangible assets			$187,784	$(75,509)	$(1,290)	$110,985	$166,684	$(63,731)	$(1,290)	$101,663

Goodwill	Indefinite	Indefinite	$218,281	$—	$(1,364)	$216,917	$201,301	$—	$(1,364)	$199,937

The Company's intangible assets are subject to amortization except for trade names, trademarks, and domain names, which have indefinite lives. Amortization expense related to the Company's intangible assets was $4.0 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively, and $11.7 million and $6.5 million for the nine months ended March 31, 2025 and 2024, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of June 30, 2024	$199,937
Goodwill acquired - SGI - Wholesale Sales & Ancillary Services	7,239
Goodwill acquired - SGI - Direct-to-Consumer	7,239
Goodwill acquired - Pinehurst - Wholesale Sales & Ancillary Services	1,251
Goodwill acquired - Pinehurst - Direct-to-Consumer	1,251
Balance as of March 31, 2025	$216,917

Impairment

We recorded a non-recurring impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) in fiscal 2018 related to Goldline. Other than the impairment charge related to Goldline, we have not recorded any impairment of goodwill or indefinite-lived intangible assets.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025 (remainder)	$3,921
2026	11,937
2027	9,068
2028	7,247
2029	2,101
Thereafter	3,226
$37,500

10. LONG-TERM INVESTMENTS

The following table shows the carrying value and ownership percentage of the Company's investment in privately-held entities accounted for either under the equity or cost method (in thousands):

	March 31, 2025			June 30, 2024
Investee	Carrying Value	Ownership Percentage		Carrying Value	Ownership Percentage
Pinehurst Coin Exchange, Inc.	$—	—%	(1)	$17,503	49.0%
Sunshine Minting, Inc.	18,484	44.9%		18,603	44.9%
Company A	283	33.3%		283	33.3%
Company B	2,154	50.0%		2,036	50.0%
Texas Precious Metals, LLC	7,378	12.0%		7,236	12.0%
Atkinsons Bullion & Coins	3,256	25.0%		2,783	25.0%
AMS Holding, LLC (2)	5,421	10.0%		2,014	33.3%
Company C	73	33.3%		—	—%
Company D	1,033	20.0%		—	—%
Company E	330	5.0%		—	—%
	$38,412			$50,458

(1)
In February 2025, the Company acquired the remaining outstanding equity interests of Pinehurst; see Note 1 for further information.
(2)
APS Investment, LLC is a holding company that as of March 31, 2025 owned a 10% equity interest in AMS Holding, LLC. A-Mark, Pinehurst Coin Exchange, Inc. and Stack's Bowers Galleries each own a one-third equity interest in APS Investment, LLC. In February 2025, the Company acquired both SGI, the parent of Stack's Bowers Galleries and Pinehurst; as a result, the Company owned 100% of APS Investment, LLC and therefore a 10% equity interest of AMS Holding, LLC as of March 31, 2025. Prior to the acquisitions of SGI and Pinehurst in February 2025, the Company owned a 33.3% equity interest in APS Investment, LLC.

We consider all of our equity method investees to be related parties. See Note 14 for a summary of the Company's aggregate balances and activity with these related party entities. All of the Company's investees are accounted for using the equity method, with the exception of Company A, which is accounted for using the cost method and is not considered a related party.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Trade payables to customers	$18,617	$12,005
Other accounts payable	11,692	6,826
Accounts payable and other payables	$30,309	$18,831

Deferred revenue	$24,492	$22,354
Advances from customers	356,418	240,932
Deferred revenue and other advances	$380,910	$263,286

As of March 31, 2025 and June 30, 2024, advances from customers included $174.6 million and $99.6 million, respectively, of advances related to precious metals leases.

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

	March 31, 2025				June 30, 2024
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$93,105	$(1,175)	$—	$91,930	$102,091	$(4,079)	$—	$98,012
Futures contracts	12	—	—	12	1,557	—	—	1,557
Forward contracts	460	—	—	460	15,151	—	—	15,151
	$93,577	$(1,175)	$—	$92,402	$118,799	$(4,079)	$—	$114,720
Nettable derivative liabilities:
Open sale and purchase commitments	$21,566	$(2,738)	$—	$18,828	$8,724	$(1,034)	$—	$7,690
Margin accounts	24,852	—	(20,019)	4,833	22,316	—	(17,550)	4,766
Futures contracts	11,615	—	—	11,615	39	—	—	39
Forward contracts	51,202	—	—	51,202	14,256	—	—	14,256
	$109,235	$(2,738)	$(20,019)	$86,478	$45,335	$(1,034)	$(17,550)	$26,751

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

Below is a summary of the net gains (losses) on derivative instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Gains (losses) on derivative instruments:
Unrealized losses on open futures commodity and forward contracts and open sale and purchase commitments, net	$(68,152)	$(17,349)	$(69,391)	$(91,327)
Realized (losses) gains on futures commodity contracts, net	(26,072)	(1,331)	(36,319)	4,852
	$(94,224)	$(18,680)	$(105,710)	$(86,475)

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

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk (in thousands):

	March 31, 2025	June 30, 2024
Inventories	$1,316,409	$1,097,144
Precious metals held under financing arrangements	—	22,066
	1,316,409	1,119,210
Less unhedgeable inventories:
Collectible coin inventory, held at lower of cost or net realizable value	(58,769)	(3,236)
Premium on metals position	(41,666)	(34,175)
Precious metal value not hedged	(100,435)	(37,411)

Commitments at market:
Open inventory purchase commitments	1,203,365	817,900
Open inventory sales commitments	(463,138)	(388,184)
Margin sales commitments	(24,852)	(22,316)
In-transit inventory no longer subject to market risk	(23,296)	(21,715)
Unhedgeable premiums on open commitment positions	11,770	10,986
Borrowed precious metals	(44,224)	(31,993)
Product financing arrangements	(556,828)	(517,744)
Advances on industrial metals	718	394
	103,515	(152,672)

Precious metal subject to price risk	1,319,489	929,127

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	1,025,545	843,439
Precious metals futures contracts at market values	293,593	83,214
Total market value of derivative financial instruments	1,319,138	926,653

Net precious metals subject to commodity price risk	$351	$2,474

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. The Company had the following outstanding commitments and open forward and futures contracts (in thousands):

	March 31, 2025	June 30, 2024
Purchase commitments	$1,203,365	$817,900
Sales commitments	$(463,138)	$(388,184)
Margin sales commitments	$(24,852)	$(22,316)
Open forward contracts	$1,025,545	$843,439
Open futures contracts	$293,593	$83,214

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheets. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. As of March 31, 2025, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

	March 31, 2025	June 30, 2024
Foreign exchange forward contracts	$3,334	$4,793
Open sale and purchase commitment transactions, net	$3,541	$4,705

13. INCOME TAXES

Net income (loss) from operations before provision for income taxes is shown below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
U.S.	$(11,512)	$6,403	$6,222	$48,753
Foreign	1,573	37	2,028	50
	$(9,939)	$6,440	$8,250	$48,803

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision (benefit) for income tax expense by jurisdiction and the effective tax rate are shown below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Current:
Federal	$(1,117)	$1,089	$1,801	$9,441
State and local	(74)	182	304	1,239
Foreign	(40)	15	461	25
	$(1,231)	$1,286	$2,566	$10,705

Effective income tax rate	12.4%	20.0%	31.1%	21.9%

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three and nine months ended March 31, 2025 primarily due to the excess tax benefits from share-based compensation, partially offset by adjustments related to our acquisition of the remaining outstanding equity interests in Pinehurst, state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three and nine months ended March 31, 2024 primarily due to the excess tax benefit from share-based compensation, partially offset by Section 162(m) executive compensation disallowance, state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

Income Taxes Receivable and Payable

As of March 31, 2025 and June 30, 2024, we had an income tax receivable of $9.3 million and $1.6 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2025 and June 30, 2024, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of March 31, 2025, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state and foreign), resulting in a federal deferred tax liability of $11.9 million, a state deferred tax liability of $0.7 million, and a foreign deferred tax liability of $7.7 million. Our federal deferred tax liability decreased by $0.6 million primarily due to the one-time adjustment related to our purchase of the remaining equity interests of Pinehurst, offset by acquired deferred tax assets and liabilities from our acquisitions of SGI and Pinehurst. Our state deferred tax liability decreased by $1.0 million primarily from acquired net operating losses carryover due to our acquisition of SGI in February 2025. As of June 30, 2024, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state, and foreign), resulting in a federal deferred tax liability of $12.5 million, a state deferred tax liability of $1.7 million, and a foreign deferred tax liability of $8.1 million. Our net foreign deferred tax liability will fluctuate as the value of the U.S. dollar changes with respect to foreign currencies.

Net Operating Loss Carryforwards

We acquired federal and state net operating losses from our acquisitions of SGI and Pinehurst in February 2025. As of March 31, 2025, our federal net operating loss carryforward from Pinehurst was $1.3 million and our state and local net operating loss carryforwards from SGI and Pinehurst were $19.3 million and $1.3 million, respectively. These net operating loss carryforwards start to expire in 2030.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its condensed consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. As of March 31, 2025, our unrecognized tax benefits have increased by $0.6 million due to the acquisition of SGI in February 2025.

Tax Examinations

The Company files income tax returns in the United States, and various state, local, and foreign jurisdictions. The Company is currently subject to a three year statute of limitations for federal income tax purposes and, in general, three to six year statutes of limitations for state and foreign tax purposes.

14. RELATED PARTY TRANSACTIONS

Related parties include entities which the Company controls or has the ability to significantly influence, and entities which are under common control with the Company. Related parties also include persons who are affiliated with related entities or the Company who are in a position to influence corporate decisions (such as owners, executives, board members and their families). In the normal course of business, we enter into transactions with our related parties. In addition to our directors and officers, below is a list of related parties with whom we have had significant transactions during the presented periods:

1)
Stack’s Bowers Numismatics, LLC ("Stack's Bowers Galleries"). Stack's Bowers Galleries is a wholly-owned subsidiary of SGI. The Company acquired SGI in February 2025, however, prior to February 2025, SGI and the Company had a common chief executive officer, and the chief executive officer and the general counsel of the Company constituted a majority of the board members of SGI.
2)
Solid Crossing Inc. ("Solid Crossing") and Wade Real Estate, LLC. SGB's corporate office space is leased from Solid Crossing, whose owners are affiliates of SGB. Pinehurst's primary office space is leased from Wade Real Estate, LLC, which is owned by the former majority owner of Pinehurst, who is a related party.
3)
Equity method investees. As of March 31, 2025, the Company had eight investments in privately-held entities which have been determined to be equity method investees and related parties.

Our related party transactions primarily include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, (iv) hedging transactions, and (v) related party lease and construction arrangements. Below is a summary of our related party transactions. The amounts presented for each period reflect each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

Our related party net receivables and payables balances were as shown below (in thousands):

	March 31, 2025				June 30, 2024
	Receivables		Payables		Receivables		Payables
Stack's Bowers Galleries	$—		$—		$729	(1)	$—
Equity method investees	8,378	(2)	6,448	(3)	—		12,986	(3)
Other	401	(2)	3,358	(3)	—		8,449	(3)
	$8,779		$9,806		$729		$21,435

(1)
Balance includes trade receivables, secured loans receivables, and other receivables, net
(2)
Balance includes trade receivables and other receivables, net
(3)
Balance includes note payables, trade payables, and other payables, net

Operating Lease Right of Use Assets

As of March 31, 2025 and June 30, 2024, our related party right of use assets were $3.4 million and $2.0 million, respectively.

Property, Plant, and Equipment

AMGL entered into an agreement, effective as of July 1, 2024, with W.A. Richardson Builders, LLC (“WAR Construction”) to effectuate the build out of the Company’s Las Vegas logistics facility which has been completed. The majority owner and co-manager of WAR Construction is the spouse of a member of the Board of Directors of the Company, and the other co-manager is a 10% stockholder of the Company whose family members are minority owners of WAR Construction. The Company incurred costs of $0.4 million related to this agreement during the three months ended March 31, 2025, and $1.9 million during the nine months ended March 31, 2025.

Long-term Investments

As of March 31, 2025 and June 30, 2024, the aggregate carrying balance of the equity method investments was $38.1 million and $50.2 million, respectively. (See Note 10.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026; the CCP Note may be further extended by mutual agreement. As of March 31, 2025 and June 30, 2024, the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million, respectively.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of March 31, 2025, the dividend was paid in full, which included a dividend paid to the Company from SGB in September 2024 of $7.5 million. The remaining unpaid dividend of $0.0 million and $8.4 million due to the other shareholders as of March 31, 2025 and June 30, 2024, respectively, was recorded as a note payable by SGB.

In February 2025 in connection with the acquisition of Pinehurst, the Company assumed a promissory note with the former majority owner of Pinehurst for $3.1 million. This promissory note has a maturity date of August 1, 2026 and bears interest at a rate of 5% per annum. As of March 31, 2025, the outstanding principal balance of this promissory note was $3.1 million.

Share Repurchases

In November 2024, we repurchased 139,455 shares of our common stock from a related party for $4.2 million.

Activity with Related Parties

Sales and Purchases

Our sales and purchases with companies deemed to be related parties were as follows (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries(1)	$46,449	$49,960	$47,377	$16,988	$127,146	$101,675	$118,315	$39,858
Equity method investees(2)	117,661	12,747	286,998	40,038	676,870	37,869	931,201	62,626
	$164,110	$62,707	$334,375	$57,026	$804,016	$139,544	$1,049,516	$102,484

(1)
Includes sales and purchases activity with SGI and its subsidiaries prior to the Company acquiring SGI in February 2025.
(2)
Includes sales and purchases activity with SGB prior to the Company acquiring a majority ownership interest in SGB in June 2024 and with Pinehurst prior to the acquisition of the remaining outstanding equity interests of Pinehurst it did not previously own in February 2025.

Interest Income

We earned interest income from related parties as set forth below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Interest income from secured loans receivables	$17	$24	$192	$24
Interest income from finance products and repurchase arrangements	1,987	2,560	6,633	7,702
	$2,004	$2,584	$6,825	$7,726

Selling, General, and Administrative

The Company incurred selling, general, and administrative expense related to its related party leasing agreements and consulting agreements of $0.5 million and $66,000 during the three months ended March 31, 2025 and 2024, respectively, and $1.3 million and $90,000 during the nine months ended March 31, 2025 and 2024, respectively.

Interest Expense

The Company incurred interest expense related to its related party notes payable of $59,000 and $20,000 during the three months ended March 31, 2025 and 2024, respectively, and $152,000 and $32,000 during the nine months ended March 31, 2025 and 2024, respectively.

Equity Method Investments — Earnings, Dividends and Distributions Received

The Company's proportional share of our equity method investee's earnings (losses) totaled ($0.2) million and ($0.2) million during the three months ended March 31, 2025 and 2024, respectively, and ($2.1) million and $3.3 million, during the nine months ended March 31, 2025 and 2024, respectively.

The Company received dividend and distribution payments from our equity method investees that totaled, in the aggregate, $1.1 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively, and $1.2 million and $0.4 million during the nine months ended March 31, 2025 and 2024, respectively.

Other Income

The Company earned royalty and consulting services income from related parties that totaled $0.1 million and $0.4 million during the three months ended March 31, 2025 and 2024, respectively, and $0.8 million and $1.0 million during the nine months ended March 31, 2025 and 2024, respectively.

Transactions with Directors and Officers

Directors and officers of the Company engaged in transactions through A-Mark and/or its subsidiaries for an aggregate dollar value of $5.7 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively, and $8.0 million and $2.0 million during the nine months ended March 31, 2025 and 2024, respectively.

15. FINANCING AGREEMENTS

Lines of Credit - Trading Credit Facility

On December 21, 2021, the Company entered into a three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. The Trading Credit Facility has since been amended to add new lenders and modify certain terms and conditions, including increasing the incremental facility feature to $190 million, eliminating provisions whereby lenders under certain conditions could require repayment of all obligations outstanding under the Trading Credit Facility within 10 days on demand, extend the maturity date to September 30, 2026, and increase the total facility to $467.0 million.

The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by all of the Company's subsidiaries. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of March 31, 2025, the interest rate on our Trading Credit Facility was approximately 6.8% and the daily SOFR rate was approximately 4.4%.

The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. We routinely use funds drawn under the Trading Credit Facility to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $310.0 million and $245.0 million at March 31, 2025 and June 30, 2024, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $136.2 million and $145.5 million as determined on March 31, 2025 and June 30, 2024, respectively. As of March 31, 2025 and June 30, 2024, the remaining unamortized balance of loan costs was approximately $4.8 million and $3.4 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of March 31, 2025.

Interest expense related to the Company’s Trading Credit Facility totaled $6.4 million and $6.3 million which represents 49.3% and 63.9% of the total interest expense recognized for the three months ended March 31, 2025 and 2024, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate of 8.7% and 8.6% for the three months ended March 31, 2025 and 2024, respectively.

Interest expense related to the Company’s Trading Credit Facility totaled $19.3 million and $18.0 million which represents 58.0% and 60.1% of the total interest expense recognized for the nine months ended March 31, 2025 and 2024, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate of 8.8% and 8.5% for the nine months ended March 31, 2025 and 2024, respectively.

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

Prior to its dissolution in June 2024, AMCF was a VIE because its initial equity investment may have been insufficient to maintain its ongoing collateral requirements without additional financial support from the Company. The Company was the primary beneficiary of this VIE because the Company had the right to determine the type of collateral (i.e., cash, secured loans, or precious metals), had the right to receive (and had received) the proceeds from the securitization transaction, earned ongoing interest income from the secured loans (subject to collateral requirements), and had the obligation to absorb losses should AMCF's interest expense and other costs have exceeded its interest income.

For the three months ended March 31, 2025 and 2024, interest expense related to the AMCF Notes (including loan amortization costs) totaled $0.0 million and $0.0 million, which represents 0.0% and 0.0% of the total interest expense recognized by the Company, respectively. For the nine months ended March 31, 2025 and 2024, interest expense related to the AMCF Notes (including loan amortization costs) totaled $0.0 million and $2.5 million, which represents 0.0% and 8.3% of the total interest expense recognized by the Company, respectively.

Prior to repayment, the AMCF Notes' weighted-average effective interest rate was 5.9%.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals

The Company recorded liabilities on borrowed metals with market values totaling $44.2 million and $32.0 million as of March 31, 2025 and June 30, 2024, respectively, which were included in inventories on the consolidated balance sheet.

For the three months ended March 31, 2025 and 2024, the interest expense related to liabilities on borrowed metals totaled $1.4 million and $0.5 million, which represents 10.9% and 4.9% of the total interest expense recognized by the Company, respectively. For the nine months ended March 31, 2025 and 2024, the interest expense related to liabilities on borrowed metals totaled $3.0 million and $1.4 million, which represents 9.1% and 4.7% of the total interest expense recognized by the Company, respectively.

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

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory upon demand at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $556.8 million and $517.7 million as of March 31, 2025 and June 30, 2024, respectively.

For the three months ended March 31, 2025 and 2024, the interest expense related to product financing arrangements totaled $4.9 million and $2.9 million, which represents 37.7% and 29.2% of the total interest expense recognized by the Company, respectively. For the nine months ended March 31, 2025 and 2024, the interest expense related to product financing arrangements totaled $10.3 million and $7.4 million, which represents 30.9% and 24.6% of the total interest expense recognized by the Company, respectively.

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

On August 20, 2024, the Company's board of directors declared a regular cash dividend of $0.20 per share of common stock to stockholders of record at the close of business on October 8, 2024. The dividend was paid on October 22, 2024 and totaled $4.6 million.

On January 2, 2025, the Company's board of directors declared a regular cash dividend of $0.20 per share of common stock to stockholders of record at the close of business on January 14, 2025. The dividend was paid on January 28, 2025 and totaled $4.6 million.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of March 31, 2025, 678,997 shares remain authorized for repurchase under the program.

During the nine months ended March 31, 2025, we repurchased 169,512 shares under the program for $5.1 million, of which 139,455 were repurchased from a related party (see Note 14 for further information). From inception of the program through March 31, 2025, we repurchased a total of 1,321,003 shares for $37.3 million.

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

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of March 31, 2025, 1,636,835 shares were available for issuance of new awards under the 2014 Plan.

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

The Company incurred compensation expense related to stock options of $0.1 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively, and $0.1 million and $0.6 million during the nine months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was total remaining compensation expense of $0.4 million related to employee stock options, which will be recorded over a weighted-average vesting period of approximately 2.7 years.

The following table summarizes stock option activity:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Grant Date Fair Value Per Award (1)
Fiscal 2024
Outstanding at June 30, 2023	1,446,260	$7.11	$43,882	$3.58
Exercises	(223,396)	$6.26	$5,909	$3.66
Outstanding at March 31, 2024	1,222,864	$7.26	$28,736	$3.57
Exercisable at March 31, 2024	1,056,196	$5.38	$26,728	$2.74
Fiscal 2025
Outstanding at June 30, 2024	1,158,530	$7.10	$29,354	$3.53
Grants	40,000	$27.18	$—	$11.27
Exercises	(230,668)	$14.23	$6,828	$6.56
Outstanding at March 31, 2025	967,862	$6.23	$18,743	$3.13
Exercisable at March 31, 2025	922,862	$5.14	$18,743	$2.70

(1) The Company issued the options with an exercise price per share not less than the closing market price of common stock on the grant date.

The following table summarizes information about stock options as of March 31, 2025:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$—	$5.00	559,862	4.41	$1.96	559,862	4.41	$1.96
$5.01	$7.50	15,000	1.53	$6.33	15,000	1.53	$6.33
$7.51	$12.50	301,000	0.89	$8.96	301,000	0.89	$8.96
$12.51	$30.00	82,000	7.80	$21.20	42,000	5.78	$15.51
$30.01	$50.00	10,000	7.85	$39.69	5,000	7.85	$39.69
		967,862	3.60	$6.23	922,862	3.30	$5.14

The following table summarizes nonvested stock option activity:

	Options	Weighted-Average Grant Date Fair Value Per Award
Nonvested outstanding at June 30, 2024	41,664	$9.23
Granted	40,000	$11.27
Vested	(36,664)	$8.23
Nonvested outstanding at March 31, 2025	45,000	$11.85

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

The Company incurred compensation expense related to RSUs of $0.3 million and $0.3 million during the three months ended March 31, 2025 and 2024, and $0.9 million and $1.0 million during the nine months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $1.0 million of remaining compensation expense related to RSUs, which will be recorded over a weighted-average vesting period of approximately 1.5 years.

The following table summarizes RSU activity:

	Awards Outstanding	Weighted-Average Fair Value per Unit at Grant Date
Fiscal 2024
Nonvested outstanding at June 30, 2023	63,587	$32.37
Granted	26,651	$25.28
Vested & delivered	(10,481)	$30.53
Vested & deferred (1)	(12,540)	$28.71
Nonvested outstanding at March 31, 2024	67,217	$30.53
Vested but subject to deferred settlement at March 31, 2024 (1)	41,910	$25.76
Outstanding at March 31, 2024	109,127	$28.70
Fiscal 2025
Nonvested outstanding at June 30, 2024	61,317	$30.61
Granted	16,056	$29.92
Vested & delivered	(5,407)	$25.77
Vested & deferred (1)	(14,118)	$25.90
Nonvested outstanding at March 31, 2025 (2)	57,848	$32.11
Vested but subject to deferred settlement at March 31, 2025 (1)	56,065	$26.02
Outstanding at March 31, 2025 (2)	113,913	$29.11

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

The fair value of this liability award is estimated with a Black-Scholes valuation model that uses certain assumptions, such as expected volatility, risk-free interest rate, life of the award, dividend rate and strike price. The Company also estimates the most probable aggregate total of the performance bonus to be paid over the performance period in determining the strike price of the award. The grant date fair value of this liability award was $5.7 million. The fair value of this liability award was $1.6 million as of March 31, 2025 resulting from the following assumptions: a performance bonus estimate of $3.3 million to be paid over the four-year term, a risk-free rate of 3.9%, and an equity volatility of 50.0%.

Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating due to remeasurement of fair value at the end of each reporting period because the award is classified as a liability. The Company recognized compensation expense (income) related to this cash incentive bonus award of ($0.0 million) and $0.2 million during the three months ended March 31, 2025 and 2024, respectively, and ($0.2 million) and $0.6 million during the nine months ended March 31, 2025 and 2024, respectively.

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

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentrations

The following customer provided 10 percent or more of the Company's revenues (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$3,009,125	100.0%	$2,610,651	100.0%	$8,466,566	100.0%	$7,174,084	100.0%
Customer concentrations
HSBC Bank (1)	$763,247	25.4%	$572,054	21.9%	$1,764,689	20.8%	$1,628,466	22.7%

(1) Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales & Ancillary Services segment.

The following customer accounted for 10 percent or more of the Company's accounts receivable (in thousands):

	March 31, 2025		June 30, 2024
	Amount	Percent	Amount	Percent
Total accounts receivable	$124,891	100.0%	$36,596	100.0%
Customer concentrations
Customer A	$18,040	14.4%	$—	—%

No single customer provided 10 percent or more of the Company's secured loans receivable balances as of March 31, 2025.

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

Revenue

in thousands	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
Revenue by segment (1)
Wholesale Sales & Ancillary Services	$2,800,749		$2,517,536		$7,986,668		$6,866,354
Eliminations of inter-segment sales	(365,713)		(242,559)		(1,151,303)		(724,121)
Wholesale Sales & Ancillary Services, net of eliminations (2)	2,435,036		2,274,977		6,835,365		6,142,233
Direct-to-Consumer	574,089	(a)	335,674	(b)	1,631,201	(c)	1,031,851	(d)
	$3,009,125		$2,610,651		$8,466,566		$7,174,084

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $55.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $2.9 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Includes $122.2 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)
Includes $6.2 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue by geographic region
United States	$874,305	$1,130,113	$2,987,742	$3,468,807
Europe	1,571,513	1,340,189	3,942,741	3,276,250
North America, excluding United States	510,116	127,189	1,383,080	390,985
Asia Pacific	48,945	12,329	142,525	34,831
Africa	125	12	128	12
Australia	4,119	819	10,338	3,199
South America	2	—	12	—
	$3,009,125	$2,610,651	$8,466,566	$7,174,084

Gross Profit and Gross Margin Percentage

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$16,938	$16,323	$56,550	$64,650
Eliminations and adjustments	(1,086)	511	(974)	4,415
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	15,852	16,834	55,576	69,065
Direct-to-Consumer, net of eliminations	25,165	18,004	73,651	61,219
	$41,017	$34,838	$129,227	$130,284
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	0.605%	0.648%	0.708%	0.942%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	0.651%	0.740%	0.813%	1.124%
Direct-to-Consumer	4.383%	5.364%	4.515%	5.933%
Consolidated gross margin percentage	1.363%	1.334%	1.526%	1.816%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Operating income (expenses) by segment
Wholesale Sales & Ancillary Services	$(31,713)	$(15,954)	$(66,601)	$(40,603)
Eliminations	(195)	(22)	(287)	(90)
Wholesale Sales & Ancillary Services, net of eliminations	$(31,908)	$(15,976)	$(66,888)	$(40,693)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general, and administrative expenses	$(17,425)	$(12,202)	$(41,567)	$(33,366)
Depreciation and amortization expense	(1,084)	(474)	(2,692)	(1,084)
Interest income	4,081	3,676	12,220	10,657
Interest expense	(11,041)	(7,266)	(26,596)	(20,989)
Earnings (losses) from equity method investments	(264)	(223)	(2,172)	3,269
Other income, net	1,137	440	1,072	736
Remeasurement loss on pre-existing equity interest	(7,043)	—	(7,043)	—
Unrealized (losses) gains on foreign exchange	(269)	73	(110)	84
	$(31,908)	$(15,976)	$(66,888)	$(40,693)
Direct-to-Consumer
Selling, general, and administrative expenses	$(15,717)	$(10,259)	$(43,366)	$(32,569)
Depreciation and amortization expense	(3,912)	(2,392)	(11,648)	(7,209)
Interest income	27	—	123	—
Interest expense	(532)	(580)	(1,713)	(2,475)
Other income (expense), net	—	5	—	5
Unrealized gains (losses) on foreign exchange	36	—	(785)	—
	$(20,098)	$(13,226)	$(57,389)	$(42,248)
Secured Lending
Selling, general, and administrative expenses	$(262)	$(393)	$(842)	$(1,160)
Depreciation and amortization expense	—	(83)	(4)	(259)
Interest income	2,614	3,006	8,260	8,438
Interest expense	(1,378)	(2,061)	(4,992)	(6,434)
Earnings (losses) from equity method investments	42	17	118	11
Other income, net	34	318	760	864
	$1,050	$804	$3,300	$1,460

Net Income (Loss) Before Provision for Income Taxes

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income (loss) before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$(16,056)	$858	$(11,312)	$28,372
Direct-to-Consumer	5,067	4,778	16,262	18,971
Secured Lending	1,050	804	3,300	1,460
	$(9,939)	$6,440	$8,250	$48,803

Advertising Expense

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(1,434)	$(585)	$(2,580)	$(1,870)
Direct-to-Consumer	(3,571)	(2,889)	(11,692)	(9,261)
Secured Lending	(55)	(59)	(180)	(170)
	$(5,060)	$(3,533)	$(14,452)	$(11,301)

Capital Expenditures for Long-Lived Assets

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Capital expenditures for long-lived assets by segment
Wholesale Sales & Ancillary Services	$(2,363)	$(676)	$(6,475)	$(3,821)
Direct-to-Consumer	(109)	(8,533)	(405)	(9,212)
	$(2,472)	$(9,209)	$(6,880)	$(13,033)

Inventories

in thousands
	March 31, 2025	June 30, 2024
Inventories by segment
Wholesale Sales & Ancillary Services	$1,064,769	$924,804
Direct-to-Consumer	251,640	172,340
	$1,316,409	$1,097,144

in thousands
	March 31, 2025	June 30, 2024
Inventories by geographic region
United States	$1,201,179	$989,272
North America, excluding United States	48,377	53,648
Europe	27,937	18,519
Asia	38,916	35,705
	$1,316,409	$1,097,144

Total Assets

in thousands
	March 31, 2025	June 30, 2024
Total assets by segment
Wholesale Sales & Ancillary Services (1)	$1,488,514	$1,262,385
Eliminations	(204,935)	(240,380)
Wholesale Sales & Ancillary Services, net of eliminations	1,283,579	1,022,005
Direct-to-Consumer	808,675	690,547
Secured Lending	91,294	115,268
	$2,183,548	$1,827,820

(1)
Our equity method investments and precious metals held under financing arrangements are primarily recorded within our Wholesale Sales & Ancillary Services segment.

in thousands
	March 31, 2025	June 30, 2024
Total assets by geographic region
United States	$1,892,669	$1,539,395
North America, excluding United States	173,668	188,100
Europe	31,848	20,512
Asia	85,363	79,813
	$2,183,548	$1,827,820

Long-term Assets

in thousands
	March 31, 2025	June 30, 2024
Long-term assets by segment
Wholesale Sales & Ancillary Services	$124,720	$109,643
Direct-to-Consumer	298,799	273,933
Secured Lending	2,154	2,041
	$425,673	$385,617

in thousands
	March 31, 2025	June 30, 2024
Long-term assets by geographic region
United States	$286,070	$238,169
North America, excluding United States	108,198	114,475
Europe	2	2
Asia	31,403	32,971
	$425,673	$385,617

Goodwill

in thousands
	March 31, 2025	June 30, 2024
Goodwill by segment
Wholesale Sales & Ancillary Services	$38,405	$29,915
Direct-to-Consumer(1)	178,512	170,022
	$216,917	$199,937

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	March 31, 2025	June 30, 2024
Intangible assets by segment
Wholesale Sales & Ancillary Services	$19,214	$12,586
Direct-to-Consumer(1)	91,771	89,077
	$110,985	$101,663

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.

20. SUBSEQUENT EVENTS

Dividend

On April 29, 2025, the Company paid a regular cash dividend of $0.20 per share to stockholders of record as of April 15, 2025.

Acquisition of AMS Holding, LLC

On March 9, 2025, the Company entered into a definitive agreement (the “AMS Agreement”) to acquire the 90% of AMS Holding, LLC ("AMS") not previously owned by it, for upfront consideration of $50.0 million in cash and an additional $9.0 million in cash based upon the achievement of certain performance benchmarks. Under the AMS Agreement, selling shareholders may receive up to an additional $3.0 million in cash based upon the achievement of financial targets when certain inventory is sold. The transaction closed on April 1, 2025.

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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of March 31, 2025, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
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

Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS"), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), and Pinehurst Coin Exchange, Inc. ("Pinehurst"), which was acquired in February 2025.

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

SGI, which we acquired in February 2025, is the parent company of Stack's Bowers Galleries, which is one of the world's largest rare coin and currency auction houses and a leading wholesale and retail dealer specializing in numismatic and bullion products, and the majority owner of Spectrum Wine, a global auctioneer, retailer, and storage provider of fine and rare wine. SGI's financial results and metrics attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment and the financial results and metrics attributable to its auction and retail operations are included in our Direct-to-Consumer segment.

Also in February 2025, the Company acquired the remaining outstanding equity interests in Pinehurst Coin Exchange, Inc. ("Pinehurst") it did not previously own. Pinehurst is a leading precious metals broker that services the wholesale and retail marketplace and is one of the nation’s largest e-commerce retailers of modern and numismatic coins on eBay. Pinehurst markets a broad range of bullion and is a leader in selling coins produced by the U.S. Mint, the Royal Canadian Mint, and other highly regarded sovereign mints that have been evaluated by leading grading agencies. Pinehurst's financial results and metrics attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment and the financial results and metrics attributable to its retail operations are included in our Direct-to-Consumer segment.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), Spectrum Group International, LLC ("SGI"), and Pinehurst Coin Exchange, Inc. ("Pinehurst"), and through its investment in Silver Gold Bull, Inc. ("SGB"). JMB currently has several wholly-owned subsidiaries, including: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline owns 100% of AMIP, LLC ("AMIP"). SGB and Goldline each have a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals and references to Goldline may include AMIP and PMPP.

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

SGI, which we acquired in February 2025, is the parent company of Stack's Bowers Galleries, which is one of the world's largest rare coin and currency auction houses and a leading wholesale and retail dealer specializing in numismatic and bullion products. Its auction services unit conducts in-person, internet and specialized auctions of consigned and owned items and has sold a wide range of the most important rarities and numismatic collections over its distinguished history. SGI's financial results and metrics attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment and the financial results and metrics attributable to its auction and retail operations are included in our Direct-to-Consumer segment.

In February 2025, the Company acquired Pinehurst Coin Exchange, Inc. ("Pinehurst"). Pinehurst is a leading precious metals broker that services the wholesale and retail marketplace and is one of the nation’s largest e-commerce retailers of modern and numismatic coins on eBay. Pinehurst operates the www.PinehurstCoins.com and www.ModernCoinMart.com websites. Pinehurst's financial results and metrics attributable to wholesale operations are included in our Wholesale Sales & Ancillary Services segment and the financial results and metrics attributable to its retail operations are included in our Direct-to-Consumer segment.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC, including its wholly-owned subsidiary, CFC Alternative Investments (“CAI”) (collectively “CFC”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of March 31, 2025, CFC had $86.5 million in secured loans outstanding, of which 13.7% were acquired from third parties (some of which may be customers of A-Mark) and approximately 86.3% were originated by CFC.

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

Our Customers

Our customers include financial institutions, bullion retailers, industrial manufacturers and fabricators, sovereign mints, refiners, coin and metal dealers, investors, collectors, and e-commerce and other retail customers. The Company makes a two-way market in its wholesale operations, which results in many customers also operating as our suppliers in that segment. This diverse base of wholesale customers purchases a variety of products from the Company in a multitude of grades, primarily in the form of coins and bars. Our Direct-to-Consumer segment sells to (and, through JMB and PMPP, buys from) retail customers, with JMB, SGB and Pinehurst focusing on e-commerce operations and Goldline marketing through various traditional and e-commerce channels to the investor community. The Direct-to-Consumer segment offers these customers a variety of gold, silver, copper, platinum, and palladium products.

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

In addition, the Company earns revenue by providing storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors, and collectors worldwide and by providing storage and order-fulfillment services to our retail customers. The Company also earns fees for facilitating specialized auctions of numismatics and from advertisements placed on our Direct-to-Consumer websites. These revenue streams represent less than 1% of the Company’s consolidated revenues.

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

Gross Profit. Gross profit is the difference between our revenues and the cost of our products sold. Since we quote prices based on the current commodity market prices for precious metals, we often enter into a combination of forward and futures contracts to effect a hedge position equal to the underlying precious metal commodity value, which substantially represents inventory subject to price risk. We enter into these derivative transactions solely for the purpose of hedging our inventory, and not for speculative purposes. Our gross profit includes the gains and losses resulting from these derivative instruments. However, the gains and losses on the derivative instruments are substantially offset by the gains and losses on the corresponding changes in the market value of our precious metals inventory. As a result, our results of operations generally are not materially impacted by changes in commodity prices.

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

Performance Metrics

In addition to financial statement indicators, management also utilizes key operational metrics to assess the performance of our business. SGB's performance metrics have been included in our consolidated financial results from June 21, 2024, the date we obtained a controlling ownership interest in SGB, and SGB became a consolidated subsidiary of the Company. SGI's and Pinehurst's performance metrics have been included in our consolidated financial results as of February 28, 2025. Since SGI and Pinehurst operate in both the wholesale and retail marketplaces, performance metrics attributable to their respective wholesale operations are included in our Wholesale Sales & Ancillary Services segment and the performance metrics attributable to their respective retail operations are included in our Direct-to-Consumer segment.

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

RESULTS OF OPERATIONS

Overview of Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2025 and 2024

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$3,009,125	100.000%	$2,610,651	100.000%	$398,474	15.3%
Gross profit	41,017	1.363%	34,838	1.334%	$6,179	17.7%
Selling, general, and administrative expenses	(33,404)	(1.110%)	(22,854)	(0.875%)	$10,550	46.2%
Depreciation and amortization expense	(4,996)	(0.166%)	(2,949)	(0.113%)	$2,047	69.4%
Interest income	6,722	0.223%	6,682	0.256%	$40	0.6%
Interest expense	(12,951)	(0.430%)	(9,907)	(0.379%)	$3,044	30.7%
Losses from equity method investments	(222)	(0.007%)	(206)	(0.008%)	$16	7.8%
Other income, net	1,171	0.039%	763	0.029%	$408	53.5%
Remeasurement loss on pre-existing equity interest	(7,043)	(0.234%)	—	—%	$7,043	—%
Unrealized (losses) gains on foreign exchange	(233)	(0.008%)	73	0.003%	$(306)	(419.2%)
Net (loss) income before provision for income taxes	(9,939)	(0.330%)	6,440	0.247%	$(16,379)	(254.3%)
Income tax benefit (expense)	1,231	0.041%	(1,286)	(0.049%)	$2,517	195.7%
Net (loss) income	(8,708)	(0.289%)	5,154	0.197%	$(13,862)	(269.0%)
Net (loss) income attributable to noncontrolling interests	(162)	(0.005%)	141	0.005%	$(303)	(214.9%)
Net (loss) income attributable to the Company	$(8,546)	(0.284%)	$5,013	0.192%	$(13,559)	(270.5%)

Basic and diluted net (loss) income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$(0.36)		$0.22		$(0.58)	(263.6%)
Diluted	$(0.36)		$0.21		$(0.57)	(271.4%)

Performance Metrics:(1)
Gold ounces sold(2)	432,000		446,000		(14,000)	(3.1%)
Silver ounces sold(3)	15,702,000		25,722,000		(10,020,000)	(39.0%)
Inventory turnover ratio(4)	2.4		2.3		0.1	4.3%
Number of secured loans at period end(5)	491		675		(184)	(27.3%)

(1)
See "Results of Segments" for a description of additional metrics not listed above.
(2)
Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts. SGI's and Pinehurst's metrics are included after February 28, 2025.
(3)
Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts. SGI's and Pinehurst's metrics are included after February 28, 2025.
(4)
Inventory turnover ratio is the cost of sales divided by average inventory for the period presented above. This calculation excludes precious metals held under financing arrangements, which are not classified as inventory on the condensed consolidated balance sheets.
(5)
Number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the period.

Consolidated Results of Operations for the Nine Months Ended March 31, 2025 and 2024

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$8,466,566	100.000%	$7,174,084	100.000%	$1,292,482	18.0%
Gross profit	129,227	1.526%	130,284	1.816%	$(1,057)	(0.8%)
Selling, general, and administrative expenses	(85,775)	(1.013%)	(67,095)	(0.935%)	$18,680	27.8%
Depreciation and amortization expense	(14,344)	(0.169%)	(8,552)	(0.119%)	$5,792	67.7%
Interest income	20,603	0.243%	19,095	0.266%	$1,508	7.9%
Interest expense	(33,301)	(0.393%)	(29,898)	(0.417%)	$3,403	11.4%
Earnings (losses) from equity method investments	(2,054)	(0.024%)	3,280	0.046%	$(5,334)	(162.6%)
Other income, net	1,832	0.022%	1,605	0.022%	$227	14.1%
Remeasurement loss on pre-existing equity interest	(7,043)	(0.083%)	—	—%	$7,043	—%
Unrealized (losses) gains on foreign exchange	(895)	(0.011%)	84	0.001%	$(979)	(1,165.5%)
Net income before provision for income taxes	8,250	0.097%	48,803	0.680%	$(40,553)	(83.1%)
Income tax expense	(2,566)	(0.030%)	(10,705)	(0.149%)	$(8,139)	(76.0%)
Net income	5,684	0.067%	38,098	0.531%	$(32,414)	(85.1%)
Net (loss) income attributable to noncontrolling interests	(1,312)	(0.015%)	492	0.007%	$(1,804)	(366.7%)
Net income attributable to the Company	$6,996	0.083%	$37,606	0.524%	$(30,610)	(81.4%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$0.30		$1.63		$(1.33)	(81.6%)
Diluted	$0.29		$1.56		$(1.27)	(81.4%)

Performance Metrics:(1)
Gold ounces sold(2)	1,296,000		1,391,000		(95,000)	(6.8%)
Silver ounces sold(3)	57,979,000		82,675,000		(24,696,000)	(29.9%)
Inventory turnover ratio(4)	6.9		6.8		0.1	1.5%
Number of secured loans at period end(5)	491		675		(184)	(27.3%)

(1)
See "Results of Segments" for a description of additional metrics not listed above.
(2)
Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts. SGI's and Pinehurst's metrics are included after February 28, 2025.
(3)
Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts. SGI's and Pinehurst's metrics are included after February 28, 2025.
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
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$3,009,125	100.000%	$2,610,651	100.000%	$398,474	15.3%
Performance Metrics
Gold ounces sold	432,000		446,000		(14,000)	(3.1%)
Silver ounces sold	15,702,000		25,722,000		(10,020,000)	(39.0%)

Revenues for the three months ended March 31, 2025 increased $398.5 million, or 15.3%, to $3.009 billion from $2.611 billion in 2024. Excluding an increase of $155.8 million of forward sales, our revenues increased $242.7 million, or 18.0%, which was due to higher average selling prices of gold and silver, partially offset by a decrease in gold and silver ounces sold. Revenues also increased due to the acquisition of a controlling interest in SGB in June 2024, and the acquisitions of SGI and Pinehurst in February 2025.

Gold ounces sold for the three months ended March 31, 2025 decreased 14,000 ounces, or 3.1%, to 432,000 ounces from 446,000 ounces in 2024. Silver ounces sold for the three months ended March 31, 2025 decreased 10,020,000 ounces, or 39.0%, to 15,702,000 ounces from 25,722,000 ounces in 2024. On average, the selling prices for gold increased by 34.9% and selling prices for silver increased by 36.0% during the three months ended March 31, 2025 as compared to the prior year.

JMB's revenue represented 9.5% and 11.9% of the Company's consolidated revenue for the three months ended March 31, 2025 and 2024, respectively.

in thousands, except performance metrics
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$8,466,566	100.000%	$7,174,084	100.000%	$1,292,482	18.0%
Performance Metrics
Gold ounces sold	1,296,000		1,391,000		(95,000)	(6.8%)
Silver ounces sold	57,979,000		82,675,000		(24,696,000)	(29.9%)

Revenues for the nine months ended March 31, 2025 increased $1.292 billion, or 18.0%, to $8.467 billion from $7.174 billion in 2024. Excluding an increase of $540.5 million of forward sales, our revenues increased $752.0 million, or 18.3%, which was due to higher average selling prices of gold and silver, partially offset by a decrease in gold and silver ounces sold. Revenues also increased due to the acquisition of a controlling interest in SGB in June 2024, and the acquisitions of SGI and Pinehurst in February 2025.

Gold ounces sold for the nine months ended March 31, 2025 decreased 95,000 ounces, or 6.8%, to 1,296,000 ounces from 1,391,000 ounces in 2024. Silver ounces sold for the nine months ended March 31, 2025 decreased 24,696,000 ounces, or 29.9%, to 57,979,000 ounces from 82,675,000 ounces in 2024. On average, the selling prices for gold increased by 32.7% and selling prices for silver increased by 32.3% during the nine months ended March 31, 2025 as compared to the prior year.

JMB's revenue represented 10.7% and 13.2% of the Company's consolidated revenue for the nine months ended March 31, 2025 and 2024, respectively.

Gross Profit

in thousands, except performance metric
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$41,017	1.363%	$34,838	1.334%	$6,179	17.7%
Performance Metric
Inventory turnover ratio	2.4		2.3		0.1	4.3%

Gross profit for the three months ended March 31, 2025 increased $6.2 million, or 17.7%, to $41.0 million from $34.8 million in 2024. The overall gross profit increase was due to increased gross profits earned from the Direct-to-Consumer segment, partially offset by lower gross profits earned by the Wholesale Sales & Ancillary Services segment.

The Company’s overall gross margin percentage for the three months ended March 31, 2025 increased by 2.9 basis points to 1.363% from 1.334% in 2024. Excluding an increase of $155.8 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended March 31, 2025 decreased by 0.5 basis points to 2.575% from 2.580%, which was primarily due to higher premium spreads partially offset by lower trading profits. JMB’s retail market activity represented 39.7% and 45.0%, respectively, of the Company’s consolidated gross profit for the three months ended March 31, 2025 and 2024.

Our inventory turnover ratio for the three months ended March 31, 2025 increased by 4.3% to 2.4 from 2.3 in 2024. The increase in our inventory turnover ratio was primarily due to higher forward sales, partially offset by higher average inventory balances.

in thousands, except performance metric
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$129,227	1.526%	$130,284	1.816%	$(1,057)	(0.8%)
Performance Metric
Inventory turnover ratio	6.9		6.8		0.1	1.5%

Gross profit for the nine months ended March 31, 2025 decreased $1.1 million, or 0.8%, to $129.2 million from $130.3 million in 2024. The overall gross profit decrease was due to lower gross profits earned from the Wholesale Sales & Ancillary Services segment, partially offset by an increase in gross profits earned by the Direct-to-Consumer segment.

The Company’s overall gross margin percentage for the nine months ended March 31, 2025 decreased by 29.0 basis points to 1.526% from 1.816% in 2024. Excluding an increase of $540.5 million of forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the nine months ended March 31, 2025 decreased by 51.3 basis points to 2.659% from 3.172%, which was primarily due to lower premium spreads and lower trading profits. JMB’s retail market activity represented 38.2% and 40.1%, respectively, of the Company’s consolidated gross profit for the nine months ended March 31, 2025 and 2024.

Our inventory turnover ratio for the nine months ended March 31, 2025 increased by 1.5% to 6.9 from 6.8 in 2024. The increase in our inventory turnover ratio was primarily due to higher forward sales, partially offset by higher average inventory balances.

Selling, General and Administrative Expense

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(33,404)	(1.110%)	$(22,854)	(0.875%)	$10,550	46.2%

Selling, general and administrative expenses for the three months ended March 31, 2025 increased $10.6 million, or 46.2%, to $33.4 million from $22.9 million in 2024. The change was primarily due to: (i) an increase in consulting and professional fees of $4.4 million, (ii) an increase in compensation expense (including performance-based accruals) of $3.4 million, (iii) higher advertising costs of $1.5 million, and (iv) an increase in facilities expense of $0.7 million. Selling, general and administrative expenses for the three months ended March 31, 2025 include $8.7 million of expenses incurred by LPM, SGB, SGI, and Pinehurst, which were not included in the same year-ago period, as they were not yet consolidated subsidiaries for the full period.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(85,775)	(1.013%)	$(67,095)	(0.935%)	$18,680	27.8%

Selling, general, and administrative expenses for the nine months ended March 31, 2025 increased $18.7 million, or 27.8%, to $85.8 million from $67.1 million in 2024. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $6.5 million, (ii) an increase in consulting and professional fees of $5.9 million, (iii) an increase in advertising costs of $3.2 million, (iv) an increase in facilities expense of $1.5 million, (v) an increase in information technology costs of $0.4 million, and (vi) an increase in insurance costs of $0.2 million. Selling, general and administrative expenses for the nine months ended March 31, 2025 include $19.2 million of expenses incurred by LPM, SGB, SGI, and Pinehurst, which were not included in the same year-ago period, as they were not yet consolidated subsidiaries for the full period.

Depreciation and Amortization Expense

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(4,996)	(0.166%)	$(2,949)	(0.113%)	$2,047	69.4%

Depreciation and amortization expense for the three months ended March 31, 2025 increased $2.0 million, or 69.4%, to $5.0 million from $2.9 million in 2024 primarily due to an increase in amortization expense of $2.4 million relating to intangible assets acquired through our acquisitions of LPM, SGI, and Pinehurst and acquisition of a controlling interest in SGB, partially offset by a decrease in JMB intangible asset amortization of $0.6 million.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(14,344)	(0.169%)	$(8,552)	(0.119%)	$5,792	67.7%

Depreciation and amortization expense for the nine months ended March 31, 2025 increased $5.8 million, or 67.7%, to $14.3 million from $8.6 million in 2024 primarily due to an increase in amortization expense of $6.8 million relating to intangible assets acquired through our acquisitions of LPM, SGI, and Pinehurst and acquisition of a controlling interest in SGB, partially offset by a decrease in JMB intangible asset amortization of $1.7 million.

Interest Income

in thousands, except performance metric
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$6,722	0.223%	$6,682	0.256%	$40	0.6%
Performance Metric
Number of secured loans at period-end	491		675		(184)	(27.3%)

Interest income for the three months ended March 31, 2025 increased $0.0 million, or 0.6%, to $6.7 million from $6.7 million in 2024. The aggregate increase in interest income was due to an increase in other finance product income of $0.4 million and a decrease in interest income earned by our Secured Lending segment of $0.4 million.

The interest income from our Secured Lending segment decreased by $0.4 million, or 13.0%, compared with the prior year period. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances and by fewer loans outstanding. The number of secured loans outstanding decreased by 27.3% to 491 as of March 31, 2025, from 675 as of March 31, 2024.

in thousands, except performance metric
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$20,603	0.243%	$19,095	0.266%	$1,508	7.9%
Performance Metric
Number of secured loans at period-end	491		675		(184)	(27.3%)

Interest income for the nine months ended March 31, 2025 increased $1.5 million, or 7.9%, to $20.6 million from $19.1 million in 2024. The aggregate increase in interest income was due to an increase in other finance product income of $1.7 million and a decrease in interest income earned by our Secured Lending segment of $0.2 million.

The interest income from our Secured Lending segment decreased by $0.2 million, or 2.1%, compared with the prior year period. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 27.3% to 491 as of March 31, 2025, from 675 as of March 31, 2024.

Interest Expense

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(12,951)	(0.430%)	$(9,907)	(0.379%)	$3,044	30.7%

Interest expense for the three months ended March 31, 2025 increased $3.0 million, or 30.7%, to $13.0 million from $9.9 million in 2024. The increase in interest expense was primarily due to an increase of $2.0 million related to product financing arrangements and an increase of $0.9 million from liabilities on borrowed metals.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(33,301)	(0.393%)	$(29,898)	(0.417%)	$3,403	11.4%

Interest expense for the nine months ended March 31, 2025 increased $3.4 million, or 11.4%, to $33.3 million from $29.9 million in 2024. The increase in interest expense was primarily due to: (i) an increase of $2.9 million related to product financing arrangements, (ii) an increase of $1.6 million from liabilities on borrowed metals, and (iii) an increase of $1.3 million associated with our Trading Credit Facility due to increased borrowings as well as an increase in the weighted-average effective interest rate, partially offset by (iv) a decrease of $2.5 million related to the AMCF Notes (including amortization of debt issuance costs) due to their repayment in December 2023.

Earnings (Losses) from Equity Method Investments

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Losses from equity method investments	$(222)	(0.007%)	$(206)	(0.008%)	$16	7.8%

Earnings (losses) from equity method investments for the three months ended March 31, 2025 increased $0.0 million, or 7.8%, to a loss of $0.2 million from a loss of $0.2 million in 2024. The change in earnings (losses) from equity method investments was not significant.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$(2,054)	(0.024%)	$3,280	0.046%	$(5,334)	(162.6%)

Earnings (losses) from equity method investments for the nine months ended March 31, 2025 decreased $5.3 million, or 162.6%, to a loss of $2.1 million from earnings of $3.3 million in 2024 due to decreased earnings of our equity method investees.

Other Income, Net

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$1,171	0.039%	$763	0.029%	$408	53.5%

Other income, net for the three months ended March 31, 2025 increased $0.4 million, or 53.5%, to $1.2 million from $0.8 million in 2024. The change in other income, net was not significant.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$1,832	0.022%	$1,605	0.022%	$227	14.1%

Other income, net for the nine months ended March 31, 2025 increased $0.2 million, or 14.1%, to $1.8 million from $1.6 million in 2024. The change in other income, net was not significant.

Remeasurement Loss on Pre-Existing Equity Interest

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Remeasurement loss on pre-existing equity interest	$(7,043)	(0.234%)	$—	—%	$7,043	—%

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Remeasurement loss on pre-existing equity interest	$(7,043)	(0.083%)	$—	—%	$7,043	—%

The Company incurred a remeasurement loss on our pre-existing equity interest in Pinehurst in February 2025 through the acquisition of the remaining equity interests it did not previously own. See further details in Note 1.

Income Tax Expense

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Income tax benefit (expense)	$1,231	0.041%	$(1,286)	(0.049%)	$2,517	195.7%

Our income tax benefit (expense) was $1.2 million and ($1.3) million for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate was approximately 12.4% and 20.0% for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate varied from the federal statutory rate for the three months ended March 31, 2025 primarily due to the excess tax benefit from share-based compensation, partially offset by adjustments related to our acquisition of the remaining outstanding equity interests in Pinehurst, state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures. Our effective tax rate for the three months ended March 31, 2024 varied from the tax computed at the federal statutory rate primarily due to the excess tax benefit from share-based compensation partially offset by Section 162(m) executive compensation disallowance, state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(2,566)	(0.030%)	$(10,705)	(0.149%)	$(8,139)	(76.0%)

Our income tax expense was $2.6 million and $10.7 million for the nine months ended March 31, 2025 and 2024, respectively. Our effective tax rate was approximately 31.1% and 21.9% for the nine months ended March 31, 2025 and 2024, respectively. Our effective tax rate varied from the federal statutory rate for the nine months ended March 31, 2025 primarily due to the excess tax benefit from share-based compensation, partially offset by adjustments related to our acquisition of the remaining outstanding equity interests in Pinehurst, state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures. Our effective tax rate for the nine months ended March 31, 2024 varied from the tax computed at the federal statutory rate primarily due to the excess tax benefit from share-based compensation partially offset by Section 162(m) executive compensation disallowance, state taxes (net of federal tax benefit), and other normal course non-deductible expenditures.

SEGMENT RESULTS OF OPERATIONS

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending.

Results of Operations — Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), and Pinehurst Coin Exchange, Inc. ("Pinehurst"), which was acquired in February 2025.

Overview of Results of Operations for the Three Months Ended March 31, 2025 and 2024

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

in thousands, except performance metrics
Three Months Ended March 31,	2025				2024				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$2,435,036	(a)	100.000%		$2,274,977	(b)	100.000%		$160,059	7.0%
Gross profit	15,852		0.651%	(c)	16,834		0.740%	(d)	$(982)	(5.8%)
Selling, general, and administrative expenses	(17,425)		(0.716%)		(12,202)		(0.536%)		$5,223	42.8%
Depreciation and amortization expense	(1,084)		(0.045%)		(474)		(0.021%)		$610	128.7%
Interest income	4,081		0.168%		3,676		0.162%		$405	11.0%
Interest expense	(11,041)		(0.453%)		(7,266)		(0.319%)		$3,775	52.0%
Losses from equity method investments	(264)		(0.011%)		(223)		(0.010%)		$41	18.4%
Other income, net	1,137		0.047%		440		0.019%		$697	158.4%
Remeasurement loss on pre-existing equity interest	(7,043)		(0.289%)		—		—%		$7,043	—%
Unrealized (losses) gains on foreign exchange	(269)		(0.011%)		73		0.003%		$(342)	(468.5%)
Net (loss) income before provision for income taxes	$(16,056)		(0.659%)		$858		0.038%		$(16,914)	(1,971.3%)

Performance Metrics:
Gold ounces sold(1)	298,000				339,000				(41,000)	(12.1%)
Silver ounces sold(2)	11,931,000				22,545,000				(10,614,000)	(47.1%)
Wholesale Sales ticket volume(3)	35,653				26,150				9,503	36.3%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $365.7 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.801 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $242.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.518 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.605% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.648% for the period.
(1)
Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts. SGI's and Pinehurst's metrics are included after February 28, 2025.
(2)
Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts. SGI's and Pinehurst's metrics are included after February 28, 2025.
(3)
Wholesales Sales ticket volume represents the total number of product orders processed. SGI's and Pinehurst's metrics are included after February 28, 2025.

Overview of Results of Operations for the Nine Months Ended March 31, 2025 and 2024

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Nine Months Ended March 31,	2025				2024				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$6,835,365	(a)	100.000%		$6,142,233	(b)	100.000%		$693,132	11.3%
Gross profit	55,576		0.813%	(c)	69,065		1.124%	(d)	$(13,489)	(19.5%)
Selling, general, and administrative expenses	(41,567)		(0.608%)		(33,366)		(0.543%)		$8,201	24.6%
Depreciation and amortization expense	(2,692)		(0.039%)		(1,084)		(0.018%)		$1,608	148.3%
Interest income	12,220		0.179%		10,657		0.174%		$1,563	14.7%
Interest expense	(26,596)		(0.389%)		(20,989)		(0.342%)		$5,607	26.7%
Earnings (losses) from equity method investments	(2,172)		(0.032%)		3,269		0.053%		$(5,441)	(166.4%)
Other income, net	1,072		0.016%		736		0.012%		$336	45.7%
Remeasurement loss on pre-existing equity interest	(7,043)		(0.103%)		—		—%		$7,043	—%
Unrealized (losses) gains on foreign exchange	(110)		(0.002%)		84		0.001%		$(194)	(231.0%)
Net (loss) income before provision for income taxes	$(11,312)		(0.165%)		$28,372		0.462%		$(39,684)	(139.9%)

Performance Metrics:
Gold ounces sold(1)	916,000				1,051,000				(135,000)	(12.8%)
Silver ounces sold(2)	45,301,000				72,711,000				(27,410,000)	(37.7%)
Wholesale Sales ticket volume(3)	95,294				73,456				21,838	29.7%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.151 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $7.987 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $724.1 million. This segment’s gross sales before eliminations of inter-segment activity totaled $6.866 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.708% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.942% for the period.
(1)
Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts. SGI's and Pinehurst's metrics are included after February 28, 2025.
(2)
Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts. SGI's and Pinehurst's metrics are included after February 28, 2025.
(3)
Wholesales Sales ticket volume represents the total number of product orders processed. SGI's and Pinehurst's metrics are included after February 28, 2025.

Revenues — Wholesale Sales & Ancillary Services

in thousands, except performance metrics
Three Months Ended March 31,	2025			2024			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$2,435,036	(a)	100.000%	$2,274,977	(b)	100.000%	$160,059	7.0%
Performance Metrics
Gold ounces sold	298,000			339,000			(41,000)	(12.1%)
Silver ounces sold	11,931,000			22,545,000			(10,614,000)	(47.1%)
Wholesale Sales ticket volume	35,653			26,150			9,503	36.3%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $365.7 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.801 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $242.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.518 billion.

Revenues for the three months ended March 31, 2025 increased $160.1 million, or 7.0%, to $2.435 billion from $2.275 billion in 2024. Excluding an increase in forward sales of $155.8 million, our revenues increased $4.3 million, which was due to higher average selling prices of gold and silver, partially offset by a decrease in gold and silver ounces sold. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025.

Gold ounces sold for the three months ended March 31, 2025 decreased 41,000 ounces, or 12.1%, to 298,000 ounces from 339,000 ounces in 2024. Silver ounces sold for the three months ended March 31, 2025 decreased 10,614,000 ounces, or 47.1%, to 11,931,000 ounces from 22,545,000 ounces in 2024. On average, the selling prices for gold and silver increased by 37.8% and 34.8%, respectively, during the three months ended March 31, 2025 as compared to the prior year.

The Wholesale Sales ticket volume for the three months ended March 31, 2025 increased by 9,503 tickets, or 36.3% to 35,653 tickets from 26,150 tickets in 2024.

in thousands, except performance metrics
Nine Months Ended March 31,	2025			2024			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$6,835,365	(a)	100.000%	$6,142,233	(b)	100.000%	$693,132	11.3%
Performance Metrics
Gold ounces sold	916,000			1,051,000			(135,000)	(12.8%)
Silver ounces sold	45,301,000			72,711,000			(27,410,000)	(37.7%)
Wholesale Sales ticket volume	95,294			73,456			21,838	29.7%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.151 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $7.987 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $724.1 million. This segment’s gross sales before eliminations of inter-segment activity totaled $6.866 billion.

Revenues for the nine months ended March 31, 2025 increased $693.1 million, or 11.3%, to $6.835 billion from $6.142 billion in 2024. Excluding an increase in forward sales of $540.5 million, our revenues increased $152.6 million, which was due to higher average selling prices of gold and silver, partially offset by a decrease in gold and silver ounces sold. Revenues also increased due to the acquisition of SGI and Pinehurst in February 2025.

Gold ounces sold for the nine months ended March 31, 2025 decreased 135,000 ounces, or 12.8%, to 916,000 ounces from 1,051,000 ounces in 2024. Silver ounces sold for the nine months ended March 31, 2025 decreased 27,410,000 ounces, or 37.7%, to 45,301,000 ounces from 72,711,000 ounces in 2024. On average, the selling prices for gold increased by 34.0% and selling prices for silver increased by 31.2% during the nine months ended March 31, 2025 as compared to the prior year.

The Wholesale Sales ticket volume for the nine months ended March 31, 2025 increased by 21,838 tickets, or 29.7% to 95,294 tickets from 73,456 tickets in 2024.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2025			2024			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$15,852	0.651%	(c)	$16,834	0.740%	(d)	$(982)	(5.8%)
Performance Metric
Wholesale Sales ticket volume	35653			26150			9503	36.3%

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.605% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.648% for the period.

Gross profit for the three months ended March 31, 2025 decreased $1.0 million, or 5.8%, to $15.9 million from $16.8 million in 2024. The overall gross profit decrease was primarily due to lower trading profits partially offset by wider premium spreads.

This segment’s profit margin percentage decreased by 8.9 basis points to 0.651% from 0.740% in 2024. The decrease in gross margin percentage was mainly attributable to increased forward sales and lower trading profits, partially offset by wider premium spreads.

Excluding an increase of $155.8 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the three months ended March 31, 2025 decreased by 10.4 basis points to 1.556% from 1.660%. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

in thousands
Nine Months Ended March 31,	2025			2024			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$55,576	0.813%	(c)	$69,065	1.124%	(d)	$(13,489)	(19.5%)
Performance Metric
Wholesale Sales ticket volume	95294			73456			21838	29.7%

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.708% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.942% for the period.

Gross profit for the nine months ended March 31, 2025 decreased $13.5 million, or 19.5%, to $55.6 million from $69.1 million in 2024. The gross profit decrease was primarily due to lower premium spreads and lower trading profits.

This segment’s profit margin percentage decreased by 31.1 basis points to 0.813% from 1.124% in 2024. The decrease in gross margin percentage was mainly attributable to the impact of increased forward sales, lower premium spreads, and lower trading profits.

Excluding an increase of $540.5 million of forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the nine months ended March 31, 2025 decreased by 52.4 basis points to 1.722% from 2.246% in the prior year. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(17,425)	(0.716%)	$(12,202)	(0.536%)	$5,223	42.8%

Selling, general and administrative expenses for the three months ended March 31, 2025 increased $5.2 million, or 42.8%, to $17.4 million from $12.2 million in 2024. The change was primarily due to: (i) higher consulting and professional fees of $3.8 million, (ii) an increase in compensation expense (including performance-based accruals) of $0.8 million, (iii) an increase in advertising costs of $0.6 million, and (iv) an increase in facilities expense of $0.4 million, partially offset by (v) a decrease in insurance costs of $0.5 million. Selling, general and administrative expenses for the three months ended March 31, 2025 include expenses incurred by LPM, SGI and Pinehurst which were not included in the same year-ago period as these entities were not yet consolidated subsidiaries for the full period.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(41,567)	(0.608%)	$(33,366)	(0.543%)	$8,201	24.6%

Selling, general, and administrative expenses for the nine months ended March 31, 2025 increased $8.2 million, or 24.6%, to $41.6 million from $33.4 million in 2024. The change was primarily due to: (i) higher consulting and professional fees of $4.8 million, (ii) an increase in compensation expense (including performance-based accruals) of $2.1 million, (iii) an increase in facilities expense of $0.9 million, and (iv) an increase in advertising costs of $0.4 million. Selling, general, and administrative expenses for the nine months ended March 31, 2025 include expenses incurred by LPM, SGI and Pinehurst which were not included in the same year-ago period as these entities were not yet consolidated subsidiaries for the full period.

Depreciation and Amortization Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(1,084)	(0.045%)	$(474)	(0.021%)	$610	128.7%

Depreciation and amortization expense for the three months ended March 31, 2025 increased $0.6 million, or 128.7%, to $1.1 million from $0.5 million in 2024 primarily due to an increase of $0.4 million related to intangible assets acquired through our acquisitions of LPM, SGI, and Pinehurst.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(2,692)	(0.039%)	$(1,084)	(0.018%)	$1,608	148.3%

Depreciation and amortization expense for the nine months ended March 31, 2025 increased $1.6 million, or 148.3%, to $2.7 million from $1.1 million in 2024 primarily due to an increase in amortization expense of $0.9 million related to intangible assets acquired through our acquisitions of LPM, SGI, and Pinehurst as well as an increase in depreciation expense of $0.7 million due to an increase in capital expenditures.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$4,081	0.168%	$3,676	0.162%	$405	11.0%

Interest income for the three months ended March 31, 2025 increased $0.4 million, or 11.0%, to $4.1 million from $3.7 million in 2024. The overall increase is primarily due to a $0.3 million increase in interest income earned from spot deferred trade orders.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$12,220	0.179%	$10,657	0.174%	$1,563	14.7%

Interest income for the nine months ended March 31, 2025 increased $1.6 million, or 14.7%, to $12.2 million from $10.7 million in 2024. The overall increase was primarily due to: (i) a $1.3 million increase in interest income earned from spot deferred trade orders and (ii) a $0.6 million increase in interest and fees earned related to margin orders.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(11,041)	(0.453%)	$(7,266)	(0.319%)	$3,775	52.0%

Interest expense for the three months ended March 31, 2025 increased $3.8 million, or 52.0%, to $11.0 million from $7.3 million in 2024. The overall increase was primarily due to: (i) higher interest and fees from product financing arrangements of $1.7 million, (ii) an increase of $0.9 million from liabilities on borrowed metals, and (iii) an increase of $0.7 million in connection with our Trading Credit Facility due to increased borrowings,

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(26,596)	(0.389%)	$(20,989)	(0.342%)	$5,607	26.7%

Interest expense for the nine months ended March 31, 2025 increased $5.6 million, or 26.7%, to $26.6 million from $21.0 million in 2024. The overall increase was primarily due to: (i) higher interest and fees from product financing arrangements of $2.4 million, (ii) an increase of $1.6 million from liabilities on borrowed metals, (iii) an increase of $1.7 million in connection with our Trading Credit Facility due to an increase in interest rates and increased borrowings, (iv) a decrease in inter-segment eliminations related to the DTC segment's product financing activity with A-Mark of $1.3 million. partially offset by (v) a decrease of $1.5 million related to the AMCF Notes (including amortization of debt issuance costs) due to their repayment in December 2023.

Earnings (Losses) from Equity Method Investments— Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Losses from equity method investments	$(264)	(0.011%)	$(223)	(0.010%)	$41	18.4%

Earnings (losses) from equity method investments for the three months ended March 31, 2025 increased $0.0 million, or 18.4%, to a loss of $0.3 million from a loss of $0.2 million in 2024 due to decreased earnings of our equity method investees.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$(2,172)	(0.032%)	$3,269	0.053%	$(5,441)	(166.4%)

Earnings (losses) from equity method investments for the nine months ended March 31, 2025 decreased $5.4 million, or 166.4%, to a loss of $2.2 million from earnings of $3.3 million in 2024 due to decreased earnings of our equity method investees.

Remeasurement Loss on Pre-Existing Equity Interest

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Remeasurement loss on pre-existing equity interest	$(7,043)	(0.289%)	$—	—%	$7,043	—%

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Remeasurement loss on pre-existing equity interest	$(7,043)	(0.103%)	$—	—%	$7,043	—%

The Company incurred a remeasurement loss on our pre-existing equity interest in Pinehurst in February 2025 through the acquisition of the remaining equity interests it did not previously own. See further details in Note 1.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), Spectrum Group International, LLC ("SGI"), and Pinehurst Coin Exchange, Inc. ("Pinehurst"), through its investment in Silver Gold Bull, Inc. ("SGB"), and through our subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").

Overview of Results of Operations for the Three Months Ended March 31, 2025 and 2024

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Three Months Ended March 31,	2025			2024			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$574,089	(a)	100.000%	$335,674	(b)	100.000%	$238,415	71.0%
Gross profit	25,165		4.383%	18,004		5.364%	$7,161	39.8%
Selling, general, and administrative expenses	(15,717)		(2.738%)	(10,259)		(3.056%)	$5,458	53.2%
Depreciation and amortization expense	(3,912)		(0.681%)	(2,392)		(0.713%)	$1,520	63.5%
Interest income	27		0.005%	—		—%	$27	—%
Interest expense	(532)		(0.093%)	(580)		(0.173%)	$(48)	(8.3%)
Other income, net	—		—%	5		0.001%	$(5)	(100.0%)
Unrealized gains on foreign exchange	36		0.006%	—		—%	$36	—%
Net income before provision for income taxes	$5,067		0.883%	$4,778		1.423%	$289	6.0%

Performance Metrics:
Gold ounces sold(1)	134,000			107,000			27,000	25.2%
Silver ounces sold(2)	3,771,000			3,177,000			594,000	18.7%
Number of new customers(3)	899,600			56,600			843,000	1,489.4%
Number of active customers(4)	140,700			126,000			14,700	11.7%
Number of total customers(5)	4,087,100			2,496,500			1,590,600	63.7%
DTC ticket volume from new customers(6)	45,280			39,150			6,130	15.7%
DTC ticket volume from pre-existing customers(7)	142,491			120,836			21,655	17.9%
DTC total ticket volume(8)	187,771			159,986			27,785	17.4%
DTC average order value(9)	$3,084			$2,133			$951	44.6%
JMB average order value(9)	$1,994			$2,003			$(9)	(0.4%)

(a)
Includes $55.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $2.9 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(1)
Gold ounces sold represents the ounces of gold product sold and delivered during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. Pinehurst's metrics are included after February 28, 2025.
(2)
Silver ounces sold represents the ounces of silver product sold and delivered during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. Pinehurst's metrics are included after February 28, 2025.
(3)
Number of new customers represents the number of customers that have registered or set up a new account or made a purchase for the first time during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025.
(4)
Number of active customers represents the number of customers that have made a purchase during any month during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025.
(5)
Number of total customers represents the aggregate number of customers that have registered or set up an account or have made a purchase in the past. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025.
(6)
Ticket volume from new customers represents the number of product orders from new customers processed by JMB, Goldline, SGB, and PMPP during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025.
(7)
Ticket volume from pre-existing customers represents the total number of product orders from pre-existing customers processed by JMB, Goldline, SGB, and PMPP during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025.
(8)
Total ticket volume represents the total number of product orders processed by JMB, Goldline, SGB, SGI, Pinehurst, and PMPP during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025.
(9)
Average Order Value ("AOV") represents the average dollar value of product orders (excluding accumulation program orders) delivered to the customer during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025.

Overview of Results of Operations for the Nine Months Ended March 31, 2025 and 2024

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Nine Months Ended March 31,	2025			2024			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$1,631,201	(a)	100.000%	$1,031,851	(b)	100.000%	$599,350	58.1%
Gross profit	73,651		4.515%	61,219		5.933%	$12,432	20.3%
Selling, general, and administrative expenses	(43,366)		(2.659%)	(32,569)		(3.156%)	$10,797	33.2%
Depreciation and amortization expense	(11,648)		(0.714%)	(7,209)		(0.699%)	$4,439	61.6%
Interest income	123		0.008%	—		—%	$123	—%
Interest expense	(1,713)		(0.105%)	(2,475)		(0.240%)	$(762)	(30.8%)
Other income, net	—		—%	5		0.000%	$(5)	(100.0%)
Unrealized losses on foreign exchange	(785)		(0.048%)	—		—%	$(785)	—%
Net income before provision for income taxes	$16,262		0.997%	$18,971		1.839%	$(2,709)	(14.3%)

Performance Metrics:
Gold ounces sold(1)	380,000			340,000			40,000	11.8%
Silver ounces sold(2)	12,678,000			9,964,000			2,714,000	27.2%
Number of new customers(3)	1,020,300			148,200			872,100	588.5%
Number of active customers(4)	410,700			368,800			41,900	11.4%
Number of total customers(5)	4,087,100			2,496,500			1,590,600	63.7%
DTC ticket volume from new customers(6)	128,317			100,403			27,914	27.8%
DTC ticket volume from pre-existing customers(7)	407,236			365,687			41,549	11.4%
DTC total ticket volume(8)	535,553			466,090			69,463	14.9%
DTC average order value(9)	$3,080			$2,253			$827	36.7%
JMB average order value(9)	$2,077			$2,093			$(16)	(0.8%)

(a)
Includes $122.2 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $6.2 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(1)
Gold ounces sold represents the ounces of gold product sold and delivered during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. Pinehurst's metrics are included after February 28, 2025.
(2)
Silver ounces sold represents the ounces of silver product sold and delivered during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. Pinehurst's metrics are included after February 28, 2025.
(3)
Number of new customers represents the number of customers that have registered or set up a new account or made a purchase for the first time during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025.
(4)
Number of active customers represents the number of customers that have made a purchase during any month during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025.
(5)
Number of total customers represents the aggregate number of customers that have registered or set up an account or have made a purchase in the past. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025.
(6)
Ticket volume from new customers represents the number of product orders from new customers processed by JMB, Goldline, SGB, and PMPP during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025.
(7)
Ticket volume from pre-existing customers represents the total number of product orders from pre-existing customers processed by JMB, Goldline, SGB, and PMPP during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025.
(8)
Total ticket volume represents the total number of product orders processed by JMB, Goldline, SGB, SGI, Pinehurst, and PMPP during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025.
(9)
Average Order Value ("AOV") represents the average dollar value of product orders (excluding accumulation program orders) delivered to the customer during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025.

Revenues — Direct-to-Consumer

in thousands, except performance metrics
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$574,089	100.000%	$335,674	100.000%	$238,415	71.0%
Performance Metrics:
Gold ounces sold	134,000		107,000		27,000	25.2%
Silver ounces sold	3,771,000		3,177,000		594,000	18.7%
Number of new customers	899,600		56,600		843,000	1,489.4%
Number of active customers	140,700		126,000		14,700	11.7%
Number of total customers	4,087,100		2,496,500		1,590,600	63.7%
DTC ticket volume from new customers	45,280		39,150		6,130	15.7%
DTC ticket volume from pre-existing customers	142,491		120,836		21,655	17.9%
DTC total ticket volume	187,771		159,986		27,785	17.4%
DTC average order value	$3,084		$2,133		$951	44.6%
JMB average order value	$1,994		$2,003		$(9)	(0.4%)

Revenues for the three months ended March 31, 2025 increased $238.4 million, or 71.0%, to $574.1 million from $335.7 million in 2024. The increase in revenue was due to an increase in gold and silver ounces sold and an increase in average selling prices of gold and silver. For the three months ended March 31, 2025, revenue from Goldline, PMPP, SGB, SGI, and Pinehurst, in the aggregate, was higher by $262.8 million as compared to the prior year, primarily related to acquiring SGI and Pinehurst in February 2025 and a controlling interest in SGB in June 2024. For the three months ended March 31, 2025, JMB's revenue decreased $24.4 million as compared to the prior year.

Gold ounces sold for the three months ended March 31, 2025 increased 27,000 ounces, or 25.2%, to 134,000 ounces from 107,000 ounces in 2024. Silver ounces sold for the three months ended March 31, 2025 increased 594,000 ounces, or 18.7%, to 3,771,000 ounces from 3,177,000 ounces in 2024.

Gold ounces sold by Goldline, PMPP, SGB, and Pinehurst, in the aggregate, increased 56,500 ounces for the three months ended March 31, 2025 compared to 2024 primarily due to the Company acquiring a controlling interest in SGB in June 2024. Gold ounces sold by JMB decreased 29,500 ounces for the three months ended March 31, 2025 compared to 2024. Silver ounces sold by Goldline, PMPP, SGB, and Pinehurst, in the aggregate, increased 1,610,000 ounces for the three months ended March 31, 2025 compared to 2024 primarily due to the Company acquiring a controlling interest in SGB in June 2024 and Pinehurst in February 2025. Silver ounces sold by JMB decreased 1,016,000 ounces for the three months ended March 31, 2025 compared to 2024.

On average, selling prices for gold increased by 24.8% and selling prices for silver increased by 31.4% during the three months ended March 31, 2025 as compared to the prior year.

The number of new customers for the three months ended March 31, 2025 increased 843,000, or 1,489.4% to 899,600 from 56,600 in 2024. The number of active customers for the three months ended March 31, 2025 increased 14,700, or 11.7% to 140,700 from 126,000 in 2024. The number of total customers as of March 31, 2025 increased 1,590,600, or 63.7% to 4,087,100 from 2,496,500 as of March 31, 2024. These changes in customer-based metrics were primarily due to the acquisition of SGB's customers upon the Company acquiring a controlling interest in June 2024, the acquisitions of SGI's and Pinehurst's customers in February 2025, as well as JMB's activity.

As of March 31, 2025, the number of total CyberMetals customers was 35,100, and CyberMetals customer assets under management were $9.7 million.

For the three months ended March 31, 2025, the Direct-to-Consumer ticket volume related to new customers increased by 6,130 tickets, or 15.7%, to 45,280 tickets from 39,150 tickets in 2024. For the three months ended March 31, 2025, Direct-to-Consumer ticket volume related to pre-existing customers increased by 21,655 tickets, or 17.9%, to 142,491 tickets from 120,836 tickets in 2024. For the three months ended March 31, 2025, the Direct-to-Consumer total ticket volume increased by 27,785 tickets, or 17.4%, to 187,771 tickets from 159,986 tickets in 2024. These changes in ticket volumes were primarily due to our acquisition of a controlling interest in SGB in June 2024, the acquisitions of SGI and Pinehurst in February 2025, as well as JMB's activity.

For the three months ended March 31, 2025, the Direct-to-Consumer average order value increased by $951, or 44.6%, to $3,084 from $2,133 in 2024.

in thousands, except performance metrics
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$1,631,201	100.000%	$1,031,851	100.000%	$599,350	58.1%
Performance Metrics:
Gold ounces sold	380,000		340,000		40,000	11.8%
Silver ounces sold	12,678,000		9,964,000		2,714,000	27.2%
Number of new customers	1,020,300		148,200		872,100	588.5%
Number of active customers	410,700		368,800		41,900	11.4%
Number of total customers	4,087,100		2,496,500		1,590,600	63.7%
DTC ticket volume from new customers	128,317		100,403		27,914	27.8%
DTC ticket volume from pre-existing customers	407,236		365,687		41,549	11.4%
DTC total ticket volume	535,553		466,090		69,463	14.9%
DTC average order value	$3,080		$2,253		$827	36.7%
JMB average order value	$2,077		$2,093		$(16)	(0.8%)

Revenues for the nine months ended March 31, 2025 increased $599.4 million, or 58.1%, to $1.631 billion from $1.032 billion in 2024. The increase in revenue was due to an increase in gold and silver ounces sold as well as by higher average selling prices of gold and silver. For the nine months ended March 31, 2025, revenue of Goldline, SGB, Pinehurst, SGI, and PMPP, in the aggregate, was higher by $639.2 million as compared to the prior year, primarily related to acquiring SGI and Pinehurst in February 2025 and a controlling interest in SGB in June 2024. For the nine months ended March 31, 2025, JMB's revenue decreased $39.8 million as compared to the prior year.

Gold ounces sold for the nine months ended March 31, 2025 increased 40,000 ounces, or 11.8%, to 380,000 ounces from 340,000 ounces in 2024. Silver ounces sold for the nine months ended March 31, 2025 increased 2,714,000 ounces, or 27.2%, to 12,678,000 ounces from 9,964,000 ounces in 2024.

Gold ounces sold by Goldline, PMPP, SGB, and Pinehurst, in the aggregate, increased 134,100 ounces compared to 2024, primarily due to the Company acquiring a controlling interest in SGB in June 2024. Gold ounces sold by JMB decreased 94,100 ounces for the nine months ended March 31, 2025 compared to 2024. Silver ounces sold by Goldline, PMPP, SGB, and Pinehurst, in the aggregate, increased 4,966,000 ounces compared to 2024, primarily due to the Company acquiring a controlling interest in SGB in June 2024 and Pinehurst in February 2025. Silver ounces sold by JMB decreased 2,252,000 ounces for the nine months ended March 31, 2025 compared to 2024.

On average, selling prices for gold increased by 26.7% and selling prices for silver increased by 28.9% during the nine months ended March 31, 2025 as compared to the prior year.

The number of new customers for the nine months ended March 31, 2025 increased 872,100, or 588.5%, to 1,020,300 from 148,200 in 2024. The number of active customers for the nine months ended March 31, 2025 increased 41,900, or 11.4% to 410,700 from 368,800 in 2024. The number of total customers as of March 31, 2025 increased 1,590,600, or 63.7% to 4,087,100 from 2,496,500 as of March 31, 2024. These changes in customer-based metrics were primarily due to the acquisition of SGB's customers upon the Company acquiring a controlling interest in June 2024, the acquisitions of SGI's and Pinehurst's customers in February 2025, as well as JMB's activity.

As of March 31, 2025, the number of total CyberMetals customers was 35,100, and CyberMetals customer assets under management were $9.7 million.

For the nine months ended March 31, 2025, the Direct-to-Consumer ticket volume related to new customers increased by 27,914 tickets, or 27.8%, to 128,317 tickets from 100,403 tickets in 2024. For the nine months ended March 31, 2025, Direct-to-Consumer ticket volume related to pre-existing customers increased by 41,549 tickets, or 11.4%, to 407,236 tickets from 365,687 tickets in 2024. For the nine months ended March 31, 2025, the Direct-to-Consumer total ticket volume increased by 69,463 tickets, or 14.9%, to 535,553 tickets from 466,090 tickets in 2024. These changes in ticket volumes were primarily due to our acquisition of a controlling interest in SGB in June 2024, the acquisitions of SGI and Pinehurst in February 2025, as well as JMB's activity.

For the nine months ended March 31, 2025, the Direct-to-Consumer average order value increased by $827, or 36.7%, to $3,080 from $2,253 in 2024.

Gross Profit — Direct-to-Consumer

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$25,165	4.383%	$18,004	5.364%	$7,161	39.8%

Gross profit for the three months ended March 31, 2025 increased by $7.2 million, or 39.8%, to $25.2 million from $18.0 million in 2024. The increase in gross profit was mainly due to gross profit recognized as a result of our acquisition of a controlling interest in SGB in June 2024 and higher ticket volume during the period, partially offset by a lower gross profit margin percentage.

For the three months ended March 31, 2025, the Direct-to-Consumer segment's profit margin percentage decreased by 98.1 basis points to 4.383% from 5.364% in 2024. The decrease in the gross profit margin percentage was primarily due to our acquisition of a controlling interest in SGB.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$73,651	4.515%	$61,219	5.933%	$12,432	20.3%

Gross profit for the nine months ended March 31, 2025 increased by $12.4 million, or 20.3%, to $73.7 million from $61.2 million in 2024. The increase in gross profit was mainly due to gross profit recognized as a result of our acquisition of a controlling interest in SGB in June 2024 and higher ticket volume during the period, partially offset by a lower gross profit margin percentage.

For the nine months ended March 31, 2025, the Direct-to-Consumer segment's profit margin percentage decreased by 141.8 basis points to 4.515% from 5.933% in 2024. The decrease in the gross profit margin percentage was primarily due to our acquisition of a controlling interest in SGB, as well as lower gross profit percentages of JMB and Goldline.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(15,717)	(2.738%)	$(10,259)	(3.056%)	$5,458	53.2%

Selling, general and administrative expenses for the three months ended March 31, 2025 increased $5.5 million, or 53.2%, to $15.7 million from $10.3 million in 2024. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $2.6 million, (ii) an increase in advertising costs of $1.0 million, (iii) higher consulting and professional fees of $0.7 million, (iv) an increase in insurance costs of $0.4 million, and (v) an increase in facilities expenses of $0.3 million. Selling, general and administrative expenses for the three months ended March 31, 2025 include expenses incurred by SGB, SGI, and Pinehurst which were not included in the same year-ago period as these were not yet consolidated subsidiaries for the full period.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(43,366)	(2.659%)	$(32,569)	(3.156%)	$10,797	33.2%

Selling, general, and administrative expenses for the nine months ended March 31, 2025 increased $10.8 million, or 33.2%, to $43.4 million from $32.6 million in 2024. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $4.3 million, (ii) an increase in advertising costs of $2.8 million, (iii) higher consulting and professional fees of $1.4 million, (iv) an increase in insurance costs of $0.7 million, (v) an increase in facilities expenses of $0.6 million, and (vi) an increase in information technology costs of $0.3 million. Selling, general and administrative expenses for the nine months ended March 31, 2025 include expenses incurred by SGB, SGI, and Pinehurst which were not included in the same year-ago period as these were not yet consolidated subsidiaries for the full period.

Depreciation and Amortization Expense — Direct-to-Consumer

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(3,912)	(0.681%)	$(2,392)	(0.713%)	$1,520	63.5%

Depreciation and amortization expense for the three months ended March 31, 2025, increased $1.5 million, or 63.5%, to $3.9 million from $2.4 million in 2024 primarily due to an increase in amortization expense of $1.8 million relating to intangible assets acquired through our acquisition of a controlling interest in SGB, partially offset by a $0.6 million decrease in JMB’s intangible asset amortization expense.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(11,648)	(0.714%)	$(7,209)	(0.699%)	$4,439	61.6%

Depreciation and amortization expense for the nine months ended March 31, 2025, increased $4.4 million, or 61.6%, to $11.6 million from $7.2 million in 2024 primarily due to an increase in amortization expense of $5.7 million relating to intangible assets acquired through our acquisition of a controlling interest in SGB, partially offset by a $1.7 million decrease in JMB’s intangible asset amortization expense.

Interest expense — Direct-to-Consumer

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(532)	(0.093%)	$(580)	(0.173%)	$(48)	(8.3%)

Interest expense for the three months ended March 31, 2025 decreased $0.0 million to $0.5 million from $0.6 million in 2024. The decrease in interest expense was not significant.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(1,713)	(0.105%)	$(2,475)	(0.240%)	$(762)	(30.8%)

Interest expense for the nine months ended March 31, 2025 decreased $0.8 million to $1.7 million from $2.5 million in 2024. The decrease is primarily related to the DTC segment's reduced product financing activity with the Wholesale & Ancillary Services segment.

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

Overview of Results of Operations for the Three Months Ended March 31, 2025 and 2024

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Three Months Ended March 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,614	100.000%	$3,006	100.000%	$(392)	(13.0%)
Interest expense	(1,378)	(52.716%)	(2,061)	(68.563%)	$(683)	(33.1%)
Selling, general, and administrative expenses	(262)	(10.023%)	(393)	(13.074%)	$(131)	(33.3%)
Depreciation and amortization expense	—	—%	(83)	(2.761%)	$83	100.0%
Earnings from equity method investments	42	1.607%	17	0.566%	$25	147.1%
Other income, net	34	1.301%	318	10.579%	$(284)	(89.3%)
Net income before provision for income taxes	$1,050	40.168%	$804	26.747%	$246	30.6%

Performance Metric:
Number of secured loans at period end(1)	491		675		(184)	(27.3%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Nine Months Ended March 31, 2025 and 2024

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Nine Months Ended March 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$8,260	100.000%	$8,438	100.000%	$(178)	(2.1%)
Interest expense	(4,992)	(60.436%)	(6,434)	(76.250%)	$(1,442)	(22.4%)
Selling, general, and administrative expenses	(842)	(10.194%)	(1,160)	(13.747%)	$(318)	(27.4%)
Depreciation and amortization expense	(4)	(0.048%)	(259)	(3.069%)	$(255)	(98.5%)
Earnings from equity method investments	118	1.429%	11	0.130%	$107	972.7%
Other income, net	760	9.201%	864	10.239%	$(104)	(12.0%)
Net income before provision for income taxes	$3,300	39.952%	$1,460	17.303%	$1,840	126.0%

Performance Metric:
Number of secured loans at period end(1)	491		675		(184)	(27.3%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Three Months Ended March 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,614	100.000%	$3,006	100.000%	$(392)	(13.0%)
Performance Metric
Number of secured loans at period-end	491		675		(184)	(27.3%)

Interest income for the three months ended March 31, 2025 decreased $0.4 million, or 13.0%, to $2.6 million from $3.0 million in 2024. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances as well as fewer loans outstanding. The number of secured loans outstanding decreased by 184, or 27.3%, to 491 from 675 as of March 31, 2024.

in thousands, except performance metric
Nine Months Ended March 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$8,260	100.000%	$8,438	100.000%	$(178)	(2.1%)
Performance Metric
Number of secured loans at period-end	491		675		(184)	(27.3%)

Interest income for the nine months ended March 31, 2025 decreased $0.2 million, or 2.1%, to $8.3 million from $8.4 million in 2024. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances as well as fewer loans outstanding. The number of secured loans outstanding decreased by 184, or 27.3% to 491 from 675 as of March 31, 2024.

Interest Expense — Secured Lending

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(1,378)	(52.716%)	$(2,061)	(68.563%)	$(683)	(33.1%)

Interest expense for the three months ended March 31, 2025 decreased $0.7 million, or 33.1%, to $1.4 million from $2.1 million in 2024. The change was primarily due to a decrease of $0.6 million in connection with our Trading Credit Facility.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(4,992)	(60.436%)	$(6,434)	(76.250%)	$(1,442)	(22.4%)

Interest expense for the nine months ended March 31, 2025 decreased $1.4 million, or 22.4%, to $5.0 million from $6.4 million in 2024. The change was primarily due to: (i) a decrease of $1.0 million related to the AMCF Notes (including amortization of debt issuance costs) due to their repayment in December 2023 and by (ii) a decrease of $0.3 million in connection with our Trading Credit Facility.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Three Months Ended March 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(262)	(10.023%)	$(393)	(13.074%)	$(131)	(33.3%)

Selling, general, and administrative expenses for the three months ended March 31, 2025 decreased $0.1 million, or 33.3%, to $0.3 million from $0.4 million in 2024. The change in selling, general, and administrative expenses was not significant.

in thousands
Nine Months Ended March 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(842)	(10.194%)	$(1,160)	(13.747%)	$(318)	(27.4%)

Selling, general, and administrative expenses for the nine months ended March 31, 2025 decreased $0.3 million, or 27.4%, to $0.8 million from $1.2 million in 2024. The change in selling, general, and administrative expenses was not significant.

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

Reconciliation

We calculate this non-GAAP financial performance measure by eliminating from net income or loss before provision for income taxes the impact of items we do not consider indicative of our core operating performance. We eliminate the impact of the following items: (i) remeasurement gains or losses related to pre-existing equity interests, (ii) contingent consideration fair value adjustments, (iii) acquisition costs, (iv) amortization expenses related to intangible assets acquired, and (v) depreciation expense.

See below for the reconciliation of this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements (in thousands):

Three Months Ended March 31,	2025	2024	Change
	$	$	$	%
Net (loss) income before provision for income taxes	$(9,939)	$6,440	$(16,379)	(254.3%)
Adjustments:
Remeasurement loss on pre-existing equity interest	7,043	—	$7,043	—%
Contingent consideration fair value adjustment	(1,000)	—	$1,000	—%
Acquisition costs	4,649	2,222	$2,427	109.2%
Amortization of acquired intangibles	4,004	2,198	$1,806	82.2%
Depreciation expense	992	751	$241	32.1%
Adjusted net income before provision for income taxes (non-GAAP)	$5,749	$11,611	$(5,862)	(50.5%)

Nine Months Ended March 31,	2025	2024	Change
	$	$	$	%
Net income before provision for income taxes	$8,250	$48,803	$(40,553)	(83.1%)
Adjustments:
Remeasurement loss on pre-existing equity interest	7,043	—	$7,043	—%
Contingent consideration fair value adjustment	(1,130)	—	$1,130	—%
Acquisition costs	5,389	2,763	$2,626	95.0%
Amortization of acquired intangibles	11,658	6,528	$5,130	78.6%
Depreciation expense	2,686	2,024	$662	32.7%
Adjusted net income before provision for income taxes (non-GAAP)	$33,896	$60,118	$(26,222)	(43.6%)

Adjustments

Remeasurement gains or losses. When we acquired a controlling interest in SGB in June 2024 and the remaining outstanding equity interests of Pinehurst in February 2025, we had previously owned a noncontrolling equity interest. We are required to estimate the fair value of our pre-existing equity investment as well as any options to acquire additional equity interests and record the change in the value as a remeasurement gain or loss in our consolidated statements of income. We exclude these remeasurement gains and losses when we evaluate our on-going operational performance and to facilitate comparison of period-to-period operational performance.

Contingent consideration fair value adjustments. Upon our acquisitions of LPM and Pinehurst, we recognized contingent consideration liabilities representing the amount we expect to pay in connection with the achievement of certain financial and performance targets. We remeasure these liabilities each reporting period, with the resulting changes recorded as other income and expense in the Company’s condensed consolidated statements of income. We exclude these fair value adjustments when we evaluate our core operating performance and to facilitate comparison of period-to-period operating performance. See Note 3 to the Company's condensed consolidated financial statements for additional information.

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

Reconciliation

We calculate EBITDA by eliminating from net income or loss the following items: (i) interest income, (ii) interest expense, (iii) amortization expenses related to intangible assets acquired, (iv) depreciation expense, and (v) income tax expense.

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the condensed consolidated statement of cash flows. Below is the reconciliation of net cash provided by or used in operating activities to EBITDA (in thousands):

Three Months Ended March 31,	2025	2024	Change
	$	$	$	%
Net (loss) income	$(8,708)	$5,154	$(13,862)	(269.0%)
Adjustments:
Interest income	(6,722)	(6,682)	$40	0.6%
Interest expense	12,951	9,907	$3,044	30.7%
Amortization of acquired intangibles	4,004	2,198	$1,806	82.2%
Depreciation expense	992	751	$241	32.1%
Income tax (benefit) expense	(1,231)	1,286	$(2,517)	(195.7%)
	9,994	7,460	$2,534	34.0%

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$1,286	$12,614	$(11,328)	(89.8%)

Reconciliation of Operating Cash Flows to EBITDA:
Net cash provided by operating activities	$102,839	$79,751	$23,088	29.0%
Changes in operating working capital	(99,355)	(70,511)	$28,844	40.9%
Interest expense	12,951	9,907	$3,044	30.7%
Interest income	(6,722)	(6,682)	$40	0.6%
Income tax (benefit) expense	(1,231)	1,286	$(2,517)	(195.7%)
Losses from equity method investments	(222)	(206)	$16	7.8%
Remeasurement loss on pre-existing equity interest	(7,043)	—	$7,043	—%
Share-based compensation	(349)	(456)	$(107)	(23.5%)
Deferred income taxes	1,642	—	$1,642	—%
Amortization of loan cost	(1,166)	(614)	$552	89.9%
Other	(58)	139	$(197)	(141.7%)
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$1,286	$12,614	$(11,328)	(89.8%)

Cash Flow Data:
Net cash provided by operating activities	$102,839	$79,751	$23,088	29.0%
Net cash used in investing activities	$(53,960)	$(47,849)	$6,111	12.8%
Net cash provided by (used in) financing activities	$27,698	$(25,230)	$52,928	209.8%

Nine Months Ended March 31,	2025	2024	Change
	$	$	$	%
Net income	$5,684	$38,098	$(32,414)	(85.1%)
Adjustments:
Interest income	(20,603)	(19,095)	$1,508	7.9%
Interest expense	33,301	29,898	$3,403	11.4%
Amortization of acquired intangibles	11,658	6,528	$5,130	78.6%
Depreciation expense	2,686	2,024	$662	32.7%
Income tax expense	2,566	10,705	$(8,139)	(76.0%)
	29,608	30,060	$(452)	(1.5%)

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$35,292	$68,158	$(32,866)	(48.2%)

Reconciliation of Operating Cash Flows to EBITDA:
Net cash provided by (used in) operating activities	$85,381	$(21,916)	$107,297	489.6%
Changes in operating working capital	(54,224)	69,003	$(123,227)	(178.6%)
Interest expense	33,301	29,898	$3,403	11.4%
Interest income	(20,603)	(19,095)	$1,508	7.9%
Income tax expense	2,566	10,705	$(8,139)	(76.0%)
Earnings (losses) from equity method investments	(2,054)	3,280	$(5,334)	(162.6%)
Remeasurement loss on pre-existing equity interest	(7,043)	—	$7,043	—%
Share-based compensation	(976)	(1,602)	$(626)	(39.1%)
Deferred income taxes	1,642	—	$1,642	—%
Amortization of loan cost	(2,846)	(1,828)	$1,018	55.7%
Other	148	(287)	$435	151.6%
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$35,292	$68,158	$(32,866)	(48.2%)

Cash Flow Data:
Net cash provided by (used in) operating activities	$85,381	$(21,916)	$107,297	489.6%
Net cash used in investing activities	$(43,461)	$(58,508)	$(15,047)	(25.7%)
Net cash provided by financing activities	$23,789	$76,273	$(52,484)	(68.8%)

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of March 31, 2025, approximately 79% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements and liabilities on borrowed metals. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

Lines of Credit

in thousands
	March 31, 2025	June 30, 2024	Change
Lines of credit	$310,000	$245,000	$65,000

Effective December 21, 2021, A-Mark entered into a committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of March 31, 2025, the Trading Credit Facility provided the Company with access up to $467.0 million and has a maturity date of September 30, 2026. (See Note 15.)

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	March 31, 2025	June 30, 2024	Change
Notes payable — short-term	$—	$8,367	$(8,367)
Notes payable — long-term	7,351	3,994	3,357
	$7,351	$12,361	$(5,010)

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of March 31, 2025, the dividend was paid in full, including a dividend paid to the Company from SGB in September 2024 of $7.5 million. The unpaid dividend of $0.0 million and $8.4 million as of March 31, 2025 and June 30, 2024, respectively, was recorded as a note payable by SGB.

In February 2025 in connection with the acquisition of Pinehurst, the Company assumed a promissory note with the former majority owner of Pinehurst for $3.1 million. This promissory note has a maturity date of August 1, 2026 and bears interest at a rate of 5% per annum. As of March 31, 2025, the outstanding principal balance of this promissory note was $3.1 million.

In April 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026 and may be extended by mutual agreement. As of March 31, 2025 and June 30, 2024 the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million. See Note 14 to the Company's condensed consolidated financial statements.

Liabilities on Borrowed Metals

in thousands
	March 31, 2025	June 30, 2024	Change
Liabilities on borrowed metals	$44,224	$31,993	$12,231

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

Product Financing Arrangements

in thousands
	March 31, 2025	June 30, 2024	Change
Product financing arrangements	$556,828	$517,744	$39,084

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

Secured Loans Receivable

in thousands
	March 31, 2025	June 30, 2024	Change
Secured loans receivable	$86,512	$113,067	$(26,555)

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

Dividends

The Company’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors. Below is a summary of dividends paid to stockholders in the nine months ended March 31, 2025.

•
On July 5, 2024, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on July 18, 2024. The dividend was paid on July 31, 2024 and totaled $4.6 million.
•
On August 20, 2024, the Company's board of directors declared a regular cash dividend of $0.20 per share of common stock to stockholders of record at the close of business on October 8, 2024. The dividend was paid on October 22, 2024 and totaled $4.6 million.

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

The following summarizes components of our condensed consolidated statements of cash flows (in thousands):

Nine Months Ended	March 31, 2025	March 31, 2024	Change
Net cash provided by (used in) operating activities	$85,381	$(21,916)	$107,297
Net cash used in investing activities	$(43,461)	$(58,508)	$(15,047)
Net cash provided by financing activities	$23,789	$76,273	$(52,484)

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities provided $85.4 million and used $21.9 million in cash for the nine months ended March 31, 2025 and 2024, respectively, representing a $107.3 million change compared to the nine months ended March 31, 2024. The period over period change was primarily due to net changes in working capital, which includes inventories, derivative assets and liabilities, deferred revenue and other advances, liabilities on borrowed metals, accounts payable and other payables, precious metals held under financing arrangements, and receivables, net, as well as a decrease in net income adjusted for noncash items, including a remeasurement loss of $7.0 million related to our acquisition of Pinehurst in February 2025.

Net Cash Flows From Investing Activities

Investing activities used $43.5 million and used $58.5 million in cash for the nine months ended March 31, 2025 and 2024, respectively, representing a $15.0 million change compared to the nine months ended March 31, 2024. This period over period change was primarily due to: (i) higher inflows of $36.5 million associated with the net originations of secured loans in the current period, (ii) a decrease in purchases of intangible assets of $8.4 million, (iii) a reduction of $2.1 million in purchases of long-term investments, and (iv) net proceeds from the sale of marketable securities of $1.7 million, partially offset by (iv) a $31.9 million increase in cash paid for business acquisitions for SGI and Pinehurst in the current year period compared to LPM in the prior year period and (v) a $2.3 million increase in capital expenditures for property, plant and equipment.

Net Cash Flows From Financing Activities

Financing activities provided $23.8 million and provided $76.3 million in cash for the nine months ended March 31, 2025 and 2024, respectively, representing a $52.5 million change compared to the nine months ended March 31, 2024. This period over period change was primarily due to: (i) a decrease in cash provided of $187.3 million related to our product financing arrangements, (ii) an increase of $8.4 million of net repayments of related party notes, (iii) a reduction of $3.4 million in proceeds from notes payable issued to related parties, and (iv) a $1.2 million increase in debt issuance costs. These were partially offset by (i) a reduction of $95.0 million in repayments related to our AMCF Notes, (ii) a decrease in cash paid for dividends of $23.4 million, (iii) a decrease of $17.2 million in cash used to repurchase of our common stock under our share repurchase program, (iv) a decrease in cash provided from our net borrowings and repayments of $10.0 million under our Trading Credit Facility, and (v) an increase in cash provided of $2.3 million related to the exercise and taxes related to share-based awards.

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

The Company’s net gains and losses on derivative instruments totaled losses of $94.2 million and losses of $18.7 million for the three months ended March 31, 2025 and 2024, respectively, and losses of $105.7 million and losses of $86.5 million, for the nine months ended March 31, 2025 and 2024, respectively. These were substantially offset by the changes in fair market value of the underlying precious metals inventory and open sale and purchase commitments, which is also recorded in cost of sales in the consolidated statements of income.

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

	March 31, 2025	June 30, 2024
Inventories	$1,316,409	$1,097,144
Precious metals held under financing arrangements	—	22,066
	1,316,409	1,119,210
Less unhedgeable inventories:
Collectible coin inventory, held at lower of cost or net realizable value	(58,769)	(3,236)
Premium on metals position	(41,666)	(34,175)
Precious metal value not hedged	(100,435)	(37,411)

Commitments at market:
Open inventory purchase commitments	1,203,365	817,900
Open inventory sales commitments	(463,138)	(388,184)
Margin sales commitments	(24,852)	(22,316)
In-transit inventory no longer subject to market risk	(23,296)	(21,715)
Unhedgeable premiums on open commitment positions	11,770	10,986
Borrowed precious metals	(44,224)	(31,993)
Product financing arrangements	(556,828)	(517,744)
Advances on industrial metals	718	394
	103,515	(152,672)

Precious metal subject to price risk	1,319,489	929,127

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	1,025,545	843,439
Precious metals futures contracts at market values	293,593	83,214
Total market value of derivative financial instruments	1,319,138	926,653

Net precious metals subject to commodity price risk	$351	$2,474

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of March 31, 2025, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

We had the following outstanding sale and purchase commitments and open forward and futures contracts, which are normal and recurring, in nature (in thousands):

	March 31, 2025	June 30, 2024
Purchase commitments	$1,203,365	$817,900
Sales commitments	$(463,138)	$(388,184)
Margin sales commitments	$(24,852)	$(22,316)
Open forward contracts	$1,025,545	$843,439
Open futures contracts	$293,593	$83,214
Foreign exchange forward contracts	$3,334	$4,793

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

Also, the Company recognizes its storage, logistics, licensing, advertising revenue, specialized auction fees, and other services revenues in accordance with ASC 606, Revenue from Contracts with Customers, which follows five basic steps to determine whether revenue can be recognized: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

While the premium component included in inventory is marked-to-market, our collectible coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of collectible coins is influenced more by supply and demand determinants than by the underlying spot price of the precious metal content of the collectible coins. Unlike our bullion coins, the value of collectible coins is not subject to the same level of volatility as bullion coins because our collectible coins typically carry a substantially higher premium over the spot metal price than bullion coins. Additionally, neither the collectible coin inventory nor the premium component of our inventory is hedged.

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

Our business depends substantially on our ability to obtain financing for our operations. On December 21, 2021, we entered into a committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total current revolving commitment of up to $467.0 million and with a termination date of September 30, 2026. The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

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
•
The Company extends credit to both sellers and buyers who participate in the auctions conducted by Stack's Bowers Galleries, a subsidiary of SGI.

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

Our strategic vision and performance are dependent on Gregory Roberts, our Chief Executive Officer, other members of our senior management and certain other key employees. We have an employment agreement with Mr. Roberts which expires in June 2027. We also have employment agreements with Thor Gjerdrum, our President, and Brian Aquilino, our Chief Operating Officer, which expire in June 2028, and Robert Pacelli, Chief Executive Officer and President of JMB, which expires in June 2026.

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

The United States has recently enacted significant new tariffs and made restrictive changes to its trade policies, including with respect to Canada, China and Mexico. In response, retaliatory tariffs and other trade restrictions have been imposed by various foreign governments. In some cases, new U.S. tariffs have been announced, only to be rescinded, modified or delayed. As a consequence, concerns have been expressed regarding a depression in worldwide economic activity, lower economic growth, disruptions in supply chains and trade relationships and contraction of customer demand. This has created significant economic uncertainty and political tensions, with resulting downward pressures on domestic and international financial markets.

It is difficult to know at this time if overall we will benefit from these developments or will be negatively affected by them. The demand for precious metals and numismatics has often increased in times of economic and political uncertainty. For example, the prices per ounce of gold and silver are currently at or near all time highs, possibly reflecting a flight to safety in these commodities. On the other hand, the potential for increased costs of our products and limitation on the discretionary spend of our customers could materially and adversely affect demand for our products and services.

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

The United States and other world economies are currently experiencing high interest rates and have in recent years experienced high levels of inflation. Although inflationary pressures have recently eased, increasing tariffs and threats of a trade war have raised concerns of a period of renewed inflation. Certain investors, including customers of our Direct-to-Consumer segment, may regard precious metal products as a hedge against inflation and high interest rates, which could positively affect demand for our goods and services. However, inflation may also increase our operational expenses, which because of the nature of our business we cannot generally pass along to our customers. Our Trading Credit Facility bears interest at a variable rate of interest, so that higher interest rates would also increase our cost of borrowing under that facility, and higher interest rates may also increase the costs under our product financing arrangements. We may be unable to compensate for these increases through higher interest income and other fees and charges received from our counterparties. Also, inflation, together with high interest rates, may reduce discretionary spending among consumers, thereby reducing product demand in the retail sector.

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

The business of Stack’s Bowers Galleries may subject us to auction related risks.

Stack’s Bowers Galleries, which we recently purchased through our acquisition of its parent company SGI, is one of the leading houses for the conduct of both live and online precious metals auctions. The success of its auction business depends in substantial part on the consignment for auction to Stack’s Bowers Galleries of premier numismatic collections. Some of the largest collections of this sort have in recent years been auctioned by Stack’s Bowers Galleries, but there can be no assurance that the Company will be successful in identifying and obtaining the rights to auction of similar collections in the future. Stack’s Bowers Galleries is dependent on its numismatic experts for the authentication, valuation and cataloging of the products that it sells at auction, but these experts are in high demand, and there is no guaranty that the Company can retain the services of these experts or engage others with similar levels of expertise. Stack’s Bowers Galleries has diligence procedures for the purpose of vetting both sellers and buyers at its auctions, as a consequence of which the Company is reasonably confident that the participants in its auctions are not on a restricted list or are otherwise engaged in illegal activity. These procedures are particularly intended to assure that the buyers at auction have the financial resources to pay for items on which they have successfully bid. There can be no assurance, however, that the procedures will identify and exclude all bad actors from Stack’s Bowers Galleries auctions or that bidders at the auctions will in each case pay the hammer price on the items for which they have bid. Also, in some cases, Stack’s Bowers Galleries itself participates as a bidder in the auctions that it conducts, which can create a perception of unfairness. If the reliability and integrity of the auctions conducted by Stack’s Bowers Galleries were to be challenged, for these or any other reasons, the reputation of Stack’s Bowers Galleries may suffer, with a consequence that it may no longer be successful in attracting quality sellers and buyers to its auctions.

Risks Related to our Direct-to Consumer Segment

Our Direct-to-Consumer businesses could be subject to accusations of improper sales practices.

Through our Direct-to-Consumer segment (JMB, Goldline, Pinehurst, SGI and AMS Holding, LLC, which we acquired April 1, 2025 ("AMS"), and our investment in SGB), the Company sells precious metals and numismatics directly to the retail investor community. JMB, SGB, and Pinehurst market their products primarily over the internet. Goldline markets its precious metal products on television, radio, and over the internet, and through customer service outreach. SGI conducts its retail business through auctions of numismatic and bullion products and its retail store locations. AMS markets its products over the internet, and also has sales representatives who work closely with customers to enhance their purchase experience. Prior to its acquisition by the Company, Goldline had been accused of improper sales practices, and was the subject of a state enforcement action that was subsequently settled. Other retailers of precious metal products have similarly been the subject of accusations regarding their sales practices, including claims of misrepresentation, excessive product markups, pressured sales tactics and product switching. The Company believes that the sales practices of its Goldline subsidiary conform to applicable legal and ethical standards, and that there was no material basis for claims against Goldline in this regard. Nevertheless, given the nature of the retail precious metals business, the possibility that investors in precious metals may lose a substantial portion of their investment as a result of adverse market trends and the vulnerability of certain retail precious metal investors to economic loss, there can be no assurance that claims will not be made regarding business practices of our Direct-to-Consumer businesses or that, if made, such claims will not attract the attention of governmental and private sector consumer advocates. Were this to occur, the Company could suffer adverse publicity, be subject to governmental enforcement actions or be forced to modify the sales and marketing practices of its direct-to-consumer business.

Our Direct-to-Consumer businesses operate in a highly competitive environment.

Our Direct-to-Consumer businesses face competition from other specialty online precious metal and coin sites, as well as from traditional precious metal retail brokers and coin stores. In addition, certain general online merchandisers such as eBay also offer collectible coins and bullion for sale, and other major online retailers, with financial and marketing resources, name recognition and a customer base that are far greater than those that are available to us, may in the future enter this market. Competition is based upon the availability of coin and bullion product, price, delivery times, convenience and customer service. There can be no assurance that we will be able to compete effectively with other retail sources and channels for precious coin and bullion, especially if the demand for these products were to contract.

We intend to continue to pursue selective acquisitions and investments to complement our organic growth, which may not be successful.

As part of our Direct-to-Consumer operating strategy, we have sought, and in the future may seek, to supplement our organic growth through strategic acquisitions of and investments in other e-commerce retailers of coins and precious metals. Our recent acquisitions of SGI, and the interests in AMS and Pinehurst that we did not previously own are examples of this strategy. In the future, however, we may not be able to identify suitable acquisition or investment candidates. If we are unable to successfully execute on organic growth opportunities or complete acquisitions or investments in the future, or if we incur greater than anticipated costs to execute this strategy, our growth may be limited. For example, there is no guarantee that any of the acquisitions of SGI, AMS or Pinehurst will achieve a level of profitability that justifies the purchase price paid for these businesses or that the integration of these entities with the Company’s other businesses will not divert management time and other resources as a result of which the Company’s other businesses will suffer. Accordingly, to the extent that we grow through acquisitions or investments, we cannot ensure that we will be able to adequately or profitably manage this growth.

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

Many of our Direct-to-Consumer businesses rely upon paid and unpaid internet search engines to rank their product offerings and drive traffic to their websites, and their website traffic may suffer if their rankings decline or their relationships with these services deteriorates.

Many of our Direct-to-Consumer businesses rely on paid and unpaid internet search engines to attract consumer interest in their product offerings. Search engine companies change their algorithms periodically, and these changes may adversely affect the display of our product offerings in paid and/or unpaid searches. JMB and SGB may also at times be subject to ranking penalties if the operators of search engines believe either is not in compliance with their guidelines. If our Direct-to-Consumer's search engine rankings decline, and we are unable to timely regain our prior rankings, we may have to use more expensive marketing channels to sustain and grow our Direct-to-Consumer revenues, resulting in reduced profitability.

If our Direct-to-Consumer businesses do not respond effectively to technological and market changes, they will cease to be competitive with other channels that consumers may have for the purchase of precious coins and bullion.

To remain competitive, our Direct-to-Consumer businesses must continue to enhance and improve the responsiveness, functionality and features of their online operations. The internet and the e-commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices.

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

Future advances in technology may not be beneficial to, or compatible with, our Direct-to-Consumer businesses. Furthermore, our Direct-to-Consumer businesses may be unsuccessful in using new technologies effectively or adapting their technology and systems to user requirements or emerging industry standards on a timely basis. Their ability to remain technologically competitive may require substantial expenditures and lead time. If we are unable to adapt in a timely manner and at reasonable cost to changing market conditions or user requirements, our Direct-to-Consumer businesses will cease to be competitive with other channels for the purchase of precious coins and bullion.

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

JMB, Goldline, SGB, and SGI expect to profit on precious metals acquired from their customers, but that might not be the case.

Through the Direct-to-Consumer Purchase Program, JMB and, through PMPP, Goldline and SGB, offer to purchase precious coins and bullion owned by their customers. SGI's subsidiary Stack’s Bowers Galleries also purchases rare coins and currency from the public at its retail store locations. We believe that these programs encourage the purchase of coins and bullion as an investment because it assures customers that their investment in the products offered by JMB, Goldline, SGB, and SGI will be liquid and can be monetized if the customers have a need for cash. JMB, Goldline, SGB, and SGI offer to purchase coins and bullion from their customers at prices designed to reflect current market valuations, but also allow JMB, Goldline, SGB, and SGI to profit on the resale of the products. There can be no assurance, however, that JMB, Goldline, SGB, or SGI will in fact be able to resell product that they purchase at a price that will justify the cost of purchase. In a declining market for precious metal products, JMB, Goldline, SGB, and SGI could be burdened with substantial amounts of purchased inventory that they are unable to resell at an economic price, or at all. The suspension or discontinuance of the customer repurchase programs because of adverse market conditions could impair the perception among JMB's, Goldline's, SGB's, and SGI's customers that precious coin and bullion is a safe and attractive investment.

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

The European Union adopted new data gathering, policy implementation and disclosure standards and rules related to environmental, social, and corporate governance ("ESG") matters in the Corporate Sustainability Reporting Directive (CSRD) which became effective in 2023 and the Corporate Sustainability Due Diligence Directive (CSDDD) which became effective in 2024. Both apply to both EU and non-EU entities. Because our operations in Europe surpass the net turnover threshold in the rule and we may be deemed to have an EU branch or subsidiary, we may be subject to CSRD and CSDDD data gathering, policy development and reporting requirements. We will know more about the specific disclosure requirements when the EU adopts implementing regulations for the non-EU groups that are covered by the rule, but because of the broad scope of the requirements of these rules, ranging from environmental matters to human rights, and because of the extensive data gathering and policy implementation requirements related to not only our operations but those of our suppliers and customers, compliance with these obligations could result in significant cost and require significant management time.

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

Applicable Data Privacy Obligations are imposed in several international jurisdictions in which we operate. For example, in 2016, the European Union ("EU") adopted the General Data Protection Regulation (“GDPR”), effective May 2018. The United Kingdom (“UK”) adopted similar privacy regulations, effective in 2021 (the “UK GDPR”). Because we offer goods and services in the EU and UK, we are likely subject to the GDPR and UK GDPR, which impose a strict data protection compliance regime with severe penalties. We may also be subject to many other foreign privacy laws that are modeled at least in part after the GDPR, including, but not limited to, Singapore's Personal Data Protection Act (PDPA), Hong Kong's Personal Data (Privacy) Ordinance (PDPO), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA) and territorial Canadian privacy laws, and the Privacy Acts of Australia and New Zealand.

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

Additionally, several states in the United States have enacted consumer privacy laws and, in some instances, promulgated additional regulations and rules. These currently include California, Colorado, Connecticut, Delaware, Iowa, Indiana, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. These state consumer privacy laws impose significant obligations on businesses within scope: including providing and responding to certain data privacy rights (such as the right to delete, access, correct data or opt out of data sale, sharing, or targeted advertising); data mapping, minimization, and transparency; providing disclosures concerning the processing of Personal Data (such as through privacy policies); preparing risk assessments for certain processing; vendor and service provider management; and other compliance activities. Failure to comply with state consumer privacy law obligations may result in public investigations, significant fines and penalties, disgorgement of data, reputational harm, and other ramifications. Additionally, Nevada law requires operators of websites and online services to post a notice on their websites regarding their privacy practices. Several other states have passed similar consumer privacy laws, which will take effect in 2025 and 2026. Preparing to comply with the varying requirements of these laws has already subjected the Company to costs and legal fees and will subject the Company to additional costs and risks as additional laws take effect. For example, these laws may limit the Company’s ability to use Personal Data for advertising purposes, may limit the ways in which the Company may use certain categories of Personal Data, may require the Company to obtain consent from the consumer for certain processing activities, and may require revision of the Company's contracts with service providers. These laws may also limit the Company’s ability to process sensitive Personal Data, which includes financial data, account information, identification card numbers, social security numbers, biometric data, and precise geolocation. As each pending consumer privacy law takes effect, the Company will have to assess and potentially update its policies, notices, procedures, and permissions in response. The Company may also have to update its advertising practices.

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

If regulatory oversight of lead providers or marketing affiliates is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use lead providers or marketing affiliates could be restricted or eliminated. For example, the Consumer Financial Protection Bureau ("CFPB") has indicated its intention to examine compliance with federal laws and regulations by lead providers and to scrutinize the flow of non-public, private information between lead providers and lead buyers, such as us. Several states have enacted data broker registration laws that require businesses that, among other things, sell consumer Personal Data to third parties to register and honor opt-out or deletion requests by consumers. Over the past few years, several states have taken actions that have caused us to discontinue the use of lead providers in those states. While these discontinuations did not have a material adverse effect on us, other states may propose or enact similar restrictions on lead providers and potentially on marketing affiliates in the future, and if other states adopt similar restrictions, our ability to use lead providers or marketing affiliates in those states would also be interrupted.

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

We include arbitration provisions in our loan and financing agreements and in our Direct-to-Consumer terms and conditions. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. Our arbitration agreements do not generally have any impact on regulatory enforcement proceedings. We take the position that the arbitration provisions in loan and financing agreements, including class action waivers, are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, our arbitration and class action waiver provisions could be unenforceable, which could subject us to additional litigation, including class action litigation.

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

A-Mark’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis), beginning in October 2022. The most recent cash dividend under the policy was paid on April 29, 2025 to stockholders of record as of April 15, 2025. The declaration of regular cash dividends in the future is subject to the determination each quarter by our board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

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

Your percentage ownership in A-Mark potentially could be diluted in the future because of additional common stock-based equity awards that we expect will be granted to our directors, officers and employees, including through our current equity incentive plan. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which could dilute your percentage ownership. For example, in the acquisition of JMB, LPM, and SGI, we issued stock to the sellers in partial consideration for the acquired interests. We also issued stock to the public to finance, in part, the acquisition of JMB.

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

Members of our board and management beneficially own approximately 23% of our outstanding common stock. Acting together in their capacity as stockholders, the board members and management could exert substantial influence over matters on which a stockholder vote is required, such as the approval of business combination transactions. Also because of the size of their beneficial ownership, the board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on stockholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public stockholders to influence the affairs of the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of March 31, 2025, 1,321,003 shares had been repurchased and 678,997 shares remain authorized for repurchase under the program.

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

We did not repurchase any shares during the quarter ended March 31, 2025.

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1*

Eleventh Amendment to Credit Agreement, effective as of January 29, 2025, among the Company, the other loan parties party thereto, the lenders party thereto and CIBC Bank USA as administrative agent for the lenders.

10.2*

Waiver and Twelfth Amendment to Credit Agreement, effective as of February 28, 2025, among the Company, the other loan parties thereto, the lenders party thereto and CIBC Bank USA as administrative agent for the lenders.

10.3*	Incremental Facility Agreement, effective as of March 26, 205, among the Company, the other loan parties thereto, the lenders party thereto and CIBC Bank USA as administrative agent for the lenders.

31.1*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104*	Cover Page interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.

Date:	May 12, 2025	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2025	By:	/s/ Kathleen Simpson-Taylor
Kathleen Simpson-Taylor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)