Form 10-K
period 2025-06-30
A-Mark Precious Metals, Inc.
filed 2025-09-11
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on December 31, 2024, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was $488.7 million. Shares of common stock known to be beneficially owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

As of September 5, 2025, the registrant had 24,639,386 shares of common stock, par value $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders, scheduled to be held on November 12, 2025, are incorporated into Part III.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2025

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

A-Mark, also referred to (together with its subsidiaries) as "we", "us", and the "Company", is a fully integrated precious metals company that offers an array of gold, silver, platinum, palladium, and copper bullion, numismatic coins, and related products to wholesale and retail customers via a portfolio of channels. The Company conducts its operations through three complementary segments:

•
Wholesale Sales & Ancillary Services operates as a wholesaler of gold, silver, platinum, and palladium bullion and related products, including bars, wafers, grain, and coins. Wholesale Sales & Ancillary Services also provides customized financing programs, secure storage, and turn-key logistic services. The Company also owns its own silver mint as well as distributes gold and silver coins and bars from sovereign and private mints.
•
Direct-to-Consumer sells precious metals to domestic and international retail customers through its consumer-facing subsidiaries.
•
Secured Lending offers liquidity to customers by originating and acquiring commercial loans collateralized by bullion, numismatic coins, and graded sports cards.

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

History

A-Mark was founded in 1965 and has grown into a significant participant in the bullion and coin market. Over the years, A-Mark has been steadily expanding its products and services. In 1986, A-Mark became an authorized purchaser of gold and silver bullion coins struck by the United States Mint. Similar arrangements with other sovereign mints followed, so that by the early 1990s, A-Mark had (and continues to have) relationships with all major sovereign mints offering bullion coins and bars internationally. In 2005, 80% of A-Mark was acquired by Spectrum Group International, Inc., which acquired the balance of the Company in 2011. In 2014, the Company was then spun-off and became a publicly traded company.

The Company began to develop a range of ancillary services in 2015 that has since grown to include, among others, A-M Global Logistics, LLC (“AMGL”), our Las Vegas based precious metals depository and distribution center, which is complemented by a second facility in proximity to the Dallas Fort Worth International Airport, and through the Company’s AM&ST Associates, LLC (“AMST”) subsidiary, acquired full ownership of SilverTowne Mint in 2021.

A-Mark’s transition to a vertically integrated precious metals company began with the 2017 acquisition of Goldline, Inc. and continued with its foundational acquisition in 2021 of the remaining equity interests in JM Bullion, Inc. it did not own at the time.

The Company’s international operations have grown over the last several years through a series of organic investments and acquisitions to include Wholesale and Direct-to-Consumer operations in Canada, Europe, as well as Asia, with a specific focus on Hong Kong and Singapore.

In February 2025, A-Mark acquired the successor company to Spectrum Group International, Inc., its former parent company and the owner of Stack’s Bowers Galleries and Spectrum Wine Auctions. This acquisition expanded the Company’s operations into the collectible coin and currency market and was followed by two complementary acquisitions. (As used herein, and as the context may require, the term "SGI" refers to Spectrum Group International, Inc. and its successor company Spectrum Group International, LLC.)

Competitive Advantages

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

Growth Strategy

As we pursue strategic growth, we are focused on:

•
Continuing to grow our consumer facing brands—We own numerous unique direct-to-consumer brands and have partial ownership interests in additional consumer facing brands. Each of these brands has a differentiated market positioning and target customer demographic, which allows us to tailor our merchandising, pricing, and advertising strategies to maximize the growth and profitability of each brand. We plan to continue to invest in the Direct-to-Consumer segment, to facilitate both the acquisition of new customers and the retention of our existing customers.
•
Cross-selling existing products and services to retail customers—As of June 30, 2025, we had approximately 4.2 million total retail customers and 0.6 million active retail customers. We believe there are continued opportunities to offer new products and services provided by A-Mark to this customer base, including new, proprietary minted precious metals products, secure storage and logistics.
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
•
Leveraging technology to deliver new products and increased services to customers—We are dedicating significant time and resources to enhance our technology platform and capabilities across all aspects of our business. We intend to develop new digital products, including those that will allow customers to more easily buy, sell, and arrange for storage of physical metal products through a mobile interface. We also intend to continue to improve our customer interfaces to allow more seamless order processing, better cross-selling of products and services across our business units, to increase our new customer targeting and acquisition strategies, and to further improve our fulfillment and inventorying capabilities.
•
Pursuing strategic investments and acquisitions—Since our initial investment in JMB in 2014, we have acquired Goldline, made minority investments in several additional consumer facing precious metals retailers, acquired the entire equity interest in JMB, acquired new brands which we have fully integrated into JMB, acquired the entire equity interest in Silver Towne Mint, acquired a noncontrolling interest in a private mint, acquired LPM in February 2024, acquired a controlling interest in SGB in June 2024, and recently acquired SGI and the outstanding equity interests we did not previously own of Pinehurst and AMS. We intend to continue to evaluate new investment and acquisition opportunities that allow us to broaden our product offerings, allow us to better serve our existing customer base, enter new geographic regions and target new customer demographics.

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. See Note 19 to the Company’s consolidated financial statements for further information regarding our reportable segments.

Wholesale Sales & Ancillary Services

A-Mark operates through several business units that comprise the Wholesale Sales & Ancillary Services segment, including Wholesale Sales, Storage and Logistics, and Mint.

Wholesale Sales. We sell over 2,000 different products through our Wholesale Sales business, including gold and silver coins from around the world and gold, silver, platinum and palladium bars and ingots in a variety of weights, shapes, and sizes. Our customers include coin and bullion dealers, banks and other financial institutions, commodity brokerage houses, manufacturers, investors, investment advisors, and collectors who qualify as “eligible commercial entities” and “eligible contract participants,” as those terms are defined in the Commodity Exchange Act. We also sell gold, silver, platinum, and palladium to industrial and commercial users, including coin fabricators such as mints and industrial manufacturers, encompassing electronics and component parts companies and refiners.

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

We engage in commodity hedging as well as borrowing and lending transactions in support of our Wholesale Sales operations. We hedge the commodity risk on A-Mark's inventory in order to protect A-Mark from market price fluctuations. A-Mark maintains relationships with major market-makers and multiple futures brokers in order to provide a variety of alternatives for its hedging needs. Our traders employ a combination of future and forward contracts to hedge our market exposure. Because it seeks to substantially hedge its market exposure, A-Mark believes that its business largely functions independently of the price movements of the underlying commodities. Through its hedging activities, A-Mark may also earn contango yields, in which futures price are higher than the current spot prices, or backwardation yields, in which futures prices are lower than the spot prices. A-Mark also offers precious metals price quotes in a number of foreign currencies.

We engage in precious metals borrowing and lending transactions and other customized financial transactions with or on behalf of our customers and other counterparties. These arrangements range from simple hedging structures to complex inventory finance arrangements and forward purchase and sale structures, tailored to the needs of our customers.

We promote and sell products and services to international markets through several strategic locations:

•
We market A-Mark’s goods and services to international markets through our A-Mark Trading AG (“AMTAG”) subsidiary which has operated an overseas office in Vienna, Austria since 2009.
•
We formed our subsidiary AM/LPM Ventures, LLC, to acquire LPM Group Limited (“LPM”) in 2024. LPM is one of Asia's largest precious metals dealers and serves as the Company's Asia headquarters. LPM has a large numismatics showroom in the heart of Hong Kong's Central Financial District.
•
Our AM Precious Metals Singapore PTE Ltd. subsidiary operates a trading office located in strategically important Singapore.

We acquired SGI in February 2025. SGI is the parent company of Stack's Bowers Galleries, which is one of the world's largest rare coin and currency auction houses and a leading wholesale and retail dealer specializing in numismatic and bullion products. SGI is also the majority owner of Spectrum Wine, a global auctioneer, retailer, and storage provider of fine and rare wine. SGI's financial results and metrics attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment and the financial results and metrics attributable to its auction and retail operations are included in our Direct-to-Consumer segment.

In February 2025, the Company acquired the remaining outstanding equity interests in Pinehurst Coin Exchange, Inc. (“Pinehurst”) it did not previously own. Pinehurst is a leading precious metals broker that services the wholesale and retail marketplace and is one of the nation’s largest e-commerce retailers of modern and numismatic coins on eBay. Pinehurst markets a broad range of bullion and is a leader in selling coins produced by the U.S. Mint, the Royal Canadian Mint, and other highly regarded sovereign mints that have been evaluated by leading grading agencies. Pinehurst's financial results and metrics attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment and the financial results and metrics attributable to its retail operations are included in our Direct-to-Consumer segment.

Storage and Logistics. Through our A-M Global Logistics, LLC (“AMGL”) and Transcontinental Depository Services, LLC ("TDS") subsidiaries, we provide secured storage and logistics solutions for precious metals and numismatic coins for financial institutions, dealers, investors, and collectors worldwide. AMGL provides secure storage and comprehensive logistics solutions to our customers through our depository in Las Vegas, Nevada. Our AMGL facility, located in the Harry Reid International Airport, comprises approximately 25,000 square feet and utilizes autonomous processing to enhance operational efficiency and maintain premium quality control. TDS contracts on behalf of our clients with independent secure storage facilities in the United States, Canada, Europe, Singapore, and Hong Kong, for either fully segregated or allocated storage. TDS's marketing efforts are conducted both in conjunction with A-Mark's trading operations and independently, including through its dedicated website www.tdsvaults.com. We also operate a 25,000 square foot storage facility in Texas near the Dallas Fort Worth International Airport through our Direct-to-Consumer subsidiary JM Bullion, Inc.

Mint. Through its wholly-owned subsidiary AM&ST Associates, LLC (“AMST”), the Company owns the minting operations of the Silver Towne Mint (or the "Mint"), which is an Indiana-based fabricator of silver bullion products. We also have a noncontrolling interest in Sunshine Minting, Inc. Through these minting operations we can provide a diverse product selection to our customers and greater pricing stability within the supply chain, as well as increased access to fabricated products during volatile market environments. A-Mark has leveraged Silver Towne Mint’s fabrication capabilities to introduce new custom products for individual customers.

Although the Company is the Mint’s primary customer, the Mint also markets its products at www.silvertownemint.com. In March 2023, the Mint achieved ISO 9000:2015 certification which allows all products produced by the Mint to be accepted into individual retirement accounts ("IRA").

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), Spectrum Group International, LLC ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), AMS Holding, LLC ("AMS"), AM LPM Singapore PTE, Ltd, through its investment in Silver Gold Bull, Inc. ("SGB") and through its subsidiary Precious Metals Purchasing Partners, LLC ("PMPP"). The Company’s Direct-to-Consumer segment expands the Company’s distribution capabilities with a retail distribution channel. It diversifies the products and services offered to the Company’s retail customers by providing them access to the Company’s wider assortment of precious metal coins and bars, as well as AMGL's storage and logistic services and TDS’s storage and asset protection services.

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

JMB offers over 7,000 different products, measured by stock keeping units or SKUs, on its websites during a fiscal year. This number can vary over time, particularly when demand is high. As a service to its customers, JMB makes available for sale on its websites protective accessories for precious metal products, including acrylic coin holders and capsules, coin tubes and silver bar tubes.

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

Intellectual Property. AM IP Assets, LLC ("AMIP"), a wholly-owned subsidiary of Goldline, manages certain intellectual property of Goldline, including customer lists and a sales lead database.

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

SGI

SGI, which the Company acquired in February 2025, is the parent company of Stack's Bowers Galleries, one of the world's largest rare coin and currency auction houses and a leading wholesale and retail dealer specializing in numismatic and bullion products. Its auction services unit conducts in-person, internet and specialized auctions of consigned and owned items and has sold a wide range of the most important rarities and numismatic collections over its distinguished history. SGI's financial results and metrics attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment and the financial results and metrics attributable to its auction and retail operations are included in our Direct-to-Consumer segment.

Pinehurst

In February 2025, the Company acquired the remaining equity interests in Pinehurst it did not previously own. Pinehurst is a leading precious metals broker that services the wholesale and retail marketplace and is one of the nation’s largest e-commerce retailers of modern and numismatic coins on eBay. Pinehurst operates the www.PinehurstCoins.com and www.ModernCoinMart.com websites. Pinehurst's financial results and metrics attributable to wholesale operations are included in our Wholesale Sales & Ancillary Services segment and the financial results and metrics attributable to its retail operations are included in our Direct-to-Consumer segment.

AMS

In April 2025, A-Mark continued the expansion of its footprint into the luxury precious metals market by acquiring the 90% of the outstanding equity interests of AMS it did not previously own. A-Mark had supplied bullion and related products to AMS for over ten years. The foundation of AMS brings together four decades of collector relationships with modern technology and compelling coin offerings that are sold through the GOVMINT brand. AMS has served over 500,000 customers in its history.

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

CFC is a California licensed finance lender that, directly and through its subsidiaries, originates and acquires commercial loans secured by bullion, numismatic coins, and graded sports cards. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2025, the aggregate balance of CFC's secured loans was approximately $94.0 million which is comprised of approximately 11% of loans acquired from third-parties and approximately 89% of loans originated by CFC.

AMCF was a special purpose entity whose sole activity consisted of operating, owning, and financing precious metal inventory through the issuance of notes (the “AMCF Notes”). In December 2023, the AMCF Notes were repaid and AMCF was dissolved in June 2024.

General. The secured loans that CFC issues consist of on-demand loans and loans with a term of three months to 364 days, with a typical term of approximately six months. Repayment of the loans can be made at any time without penalty. Because the loans are of relatively short duration, CFC does not have significant exposure to interest rate fluctuations, even in a rising interest rate environment. Loans carried by CFC range in size up to approximately $8.0 million.

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

Sources of cash provided by financing activities are our uncommitted line of credit, fixed interest rate notes, and other structured financing products. The Company’s line of credit provides it with the liquidity to buy and sell billions of dollars of precious metals annually, and is used to fund a substantial portion of the operations of the Company. As of June 30, 2025, A-Mark's uncommitted line of credit provided access up to $467.0 million with a maturity date of September 2026. In August 2025, we amended the credit facility; see Note 20 for additional information.

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

A-Mark’s precious metals inventories are subject to market value changes created by change in the underlying commodity price, as well as supply and demand of the individual products the Company trades. Our inventory is marked-to-market daily for accounting and financial reporting purposes, except for our collectible coin inventory that is accounted for at lower of cost or net realizable value. A-Mark’s policy is to remain substantially hedged as to its inventory position and its individual sale and purchase commitments. A-Mark seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts.

Sales and Marketing

We market our products and services to our wholesale customers primarily through our offices in El Segundo and Costa Mesa, California, Hong Kong, Singapore, and Vienna, Austria, our websites, and our dealer network, which we believe is the largest of its kind. The dealer network consists of approximately 1,300 independent precious metal and coin companies, with whom we transact on a non-exclusive basis. The arrangements with the dealers vary, but generally the dealers acquire product from us for resale to their customers. In some instances, we deliver bullion to the dealers on a consignment basis. We also participate from time to time in trade shows and conventions, at which we promote our products and services. As a vertically integrated precious metals company, a key element of our marketing strategy is being able to cross-sell our products and services to customers within our various business units.

Our Direct-to-Consumer segment primarily markets its products over the internet through their proprietary websites, using an internally developed search optimization strategy and paid placements with major search engines. However, Goldline reaches its retail customer base on television, radio, and the internet, as well as through customer service outreach.

We market our secured loan products and services to customers primarily through our proprietary websites, print advertising, and strategic partnerships.

Operational Support

The Wholesale Sales & Ancillary Services segment maintains administrative and operational support related to its trading, hedging, and finance product operations primarily at its offices in El Segundo and Costa Mesa, California and in Hong Kong. We believe that our existing administrative and operational support infrastructure has the capacity to scale with our business activities. We store our inventories of bullion and numismatics at third-party depositories in major financial centers around the world and at our secured facilities in Las Vegas, Nevada and Dallas, Texas.

The Direct-to-Consumer segment maintains administrative and operational support at its offices in Dallas, Texas, Los Angeles, California, Eagan, Minnesota, Pinehurst, North Carolina, Calgary, Canada, and Singapore for originating and processing its retail orders. The Company's Trading, Finance, and Logistics business units provide supporting services such as hedging and order fulfillment.

The Secured Lending segment maintains administrative support at its headquarters in El Segundo and its offices in California for the processing of its originated loans, including billing, managing margin calls, and tracking of precious metal collateral. For the processing and administration of loans that are acquired from a third party (which may be a customer of A-Mark), customer invoices are typically processed by the originating dealer of the loan portfolio through a fee-based servicing arrangement. Collateral custody and security is managed by our Logistics business unit.

Customer Concentrations

For the year ended June 30, 2025, we had one customer that comprised more than 10% of our revenues. See Note 18 to the Company’s consolidated financial statements. The Company's largest customers generally are engaged with us in significant forward contract sales activity (as opposed to those customers with whom we principally have physical trading activity), which are entered into in order to hedge the Company's commodity holding risks, and not for speculative purposes.

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

As of June 30, 2025, the Company had 993 employees, with 941 located in North America, 50 located in Asia, and 2 located in Europe; all except 37 of these employees were considered full-time employees. Our overall employee retention rate for the year ended June 30, 2025 was 84%; excluding the Mint and Logistics operations, which hire largely in response to fluctuating business demands, our retention rate was 87%. For the companies we have owned for more than five years, the percentage of employees who have more than five years of service was 37%. For the companies we have owned and operated for less than five years, the percentage of employees who have continued their employment since the respective acquisition dates was 80%.

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

A-Mark provides equal employment opportunities to all qualified individuals without regard to race, color, religion, sex, gender identity, sexual orientation, pregnancy, age, national origin, physical or mental disability, military or veteran status, genetic information, or any other protected classification. Equal employment opportunity includes, but is not limited to, hiring, training, promotion, demotion, transfer, leaves of absence, and termination. The diversity of our workforce is essential, and we are committed to diversity and inclusion throughout the Company to ensure a wide range of experiences, perspectives, and skills to provide better solutions, drive innovation and creativity, and enhance decision making. As of June 30, 2025, approximately 35% of our employees identified as female, and 39% of our employees were made up of underrepresented minorities.

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
•
Interruptions in the supply of coin and bullion products that we sell or silver for our minting operations could result in our inability to satisfy our customers and could result in loss of sales.
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
•
The level of growth and profitability that we experienced as a consequence of the uncertainties and volatility in the financial markets in recent years may not be attainable in future periods, as global circumstances change.
•
We derive a significant portion of our business outside the United States, and are subject to the risk of foreign operations, particularly in the Peoples Republic of China as a result of our acquisition of LPM.
•
Tariffs that have recently been announced or threatened may result in higher costs to us of gold and silver products, and if reciprocal tariffs were enacted, may increase prices for our foreign customers.

•
Our Wholesale Sales and Ancillary Services segment is dependent on our relationships with government mints.
•
Our mint operations are subject to the risk of catastrophic loss and other business interruptions.
•
Our Wholesale Sales and Ancillary Services segment is at times dependent on a concentrated customer base.
•
We recently acquired the Stack’s Bowers Gallery auction business, but there is no assurance that it will obtain rights to auction major collections needed to make the business successful.
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
•
Members of our board and management own approximately 23% of our outstanding common stock, and acting together can exert substantial influence over matters submitted to stockholders for their vote.

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

Our business depends substantially on our ability to obtain financing for our operations. On December 21, 2021, we entered into a committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), which, as of June 30, 2025, provided for a total revolving commitment of up to $467.0 million and a termination date of September 30, 2026. The Trading Credit Facility was amended and restated in August 2025; see Note 17 for additional information. The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

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

Russia is continuing to engage in its military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls, and could impose further sanctions and controls, against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. The conflict has also created uncertainty regarding, and potential shortages of, grain and fossil fuel supplies in Europe and elsewhere. It is not possible to predict the broader consequences of this conflict, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy, and its impact on us. We could benefit from the resulting uncertainty and instability, as it may encourage investors to seek perceived safety in the ownership of precious metals. On the other hand, we have a marketing support operation in Austria and have significant business in Germany and other parts of Europe that could be materially and adversely affected by the continuing or expanded military activity in that region. Israel’s military action against Hamas in Gaza, the hostilities between Israel and Iran, particularly with respect to Iran’s nuclear program, and the attacks by the Houthis in Yemen against Israel and commercial shipping in the Red Sea have the potential for further disruption of the economic markets. The Company has no operations in the Middle East at the current time. However, events there could result in political turmoil in Europe, which could directly affect our operations there, and could adversely affect the business that we conduct with customers in the Middle East and other parts of the world. Also, the turmoil in the Middle East could have global economic effects that are the same as or more severe than those of the war in the Ukraine, with similar consequences for our business. In particular, a depressing effect on the global economy as a consequence of the military action in Ukraine and the Middle East could dampen our business activity and reduce the demand for our products and services.

The Company’s recent acquisition of the precious metals business of LPM in Hong Kong and its strategy to expand its presence in the Far East may be adversely affected by escalating diplomatic tensions between the United States and the Peoples Republic of China. Also, the conflicting claims and military presence of the Peoples Republic of China and other countries, including the United States, in the South China Sea may have negative repercussions both for the Company’s operations in the Far East region as well as the precious metals markets more broadly.

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

On April 2, 2025, a date called by President Trump “Liberation Day,” President Trump issued Executive Order 14257, which imposed a 10% “baseline” tariff for nearly all U.S. trading partners, and additional country specific “reciprocal tariffs” ranging between 11% and 50%. In response to adverse global market reactions, the President suspended the country specific tariff increases to allow time for negotiations with trading partners. Except for countries that have reached trade deals with the United States, the reciprocal tariffs resumed on August 7, 2025. On August 12, 2025, President suspended the increased tariffs on Chinese goods for an additional 90 days. On August 29, 2025, a federal appeals court invalidated the “Liberation Day” tariffs, but stayed the effectiveness of its decision until October 14, 2025.

As a consequence of the increased tariffs, concerns have been expressed regarding inflationary pressures, depression in worldwide economic activity, lower economic growth, disruptions in supply chains and trade relationships and contraction of customer demand. This has created significant economic uncertainty and political tensions, with resulting downward pressures on domestic and international financial markets.

It is difficult to know at this time if overall we will benefit from these developments or will be negatively affected by them. The demand for precious metals and numismatics has often increased in times of economic and political uncertainty. For example, the prices per ounce of gold and silver are currently at or near all-time highs, possibly reflecting a flight to safety in these commodities. On the other hand, the potential for increased costs of our products and limitation on the discretionary spend of our customers could materially and adversely affect demand for our products and services.

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

Inflation and high interest rates may adversely affect our costs and expenses and the demand for our products.

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

Through our Direct-to-Consumer segment (JMB, Goldline, Pinehurst, SGI, AMS Holding, LLC ("AMS"), AM LPM Singapore PTE Ltd., and our investment in SGB), the Company sells precious metals and numismatics directly to the retail investor community. JMB, SGB, and Pinehurst market their products primarily over the internet. Goldline markets its precious metal products on television, radio, and over the internet, and through customer service outreach. SGI conducts its retail business through auctions of numismatic and bullion products and its retail store locations. AMS markets its products over the internet, and also has sales representatives who work closely with customers to enhance their purchase experience. Prior to its acquisition by the Company, Goldline had been accused of improper sales practices, and was the subject of a state enforcement action that was subsequently settled. Other retailers of precious metal products have similarly been the subject of accusations regarding their sales practices, including claims of misrepresentation, excessive product markups, pressured sales tactics and product switching. The Company believes that the sales practices of its Goldline subsidiary conform to applicable legal and ethical standards, and that there was no material basis for claims against Goldline in this regard. Nevertheless, given the nature of the retail precious metals business, the possibility that investors in precious metals may lose a substantial portion of their investment as a result of adverse market trends and the vulnerability of certain retail precious metal investors to economic loss, there can be no assurance that claims will not be made regarding business practices of our Direct-to-Consumer businesses or that, if made, such claims will not attract the attention of governmental and private sector consumer advocates. Were this to occur, the Company could suffer adverse publicity, be subject to governmental enforcement actions or be forced to modify the sales and marketing practices of its direct-to-consumer business.

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

The performance of our Secured Lending segment depends on having a portfolio of loans of sufficient size and quality to justify the expenses and allocation of financial resources committed to the Company’s loan business. CFC both originates loans to customers of our wholesale and trading business and also acquires portfolios of loans originated by other parties. The Company typically stores the bullion and numismatics that serve as collateral for the loans. As CFC does not independently market its lending business, it is dependent on the interest of the customers of the Company’s wholesale and trading business in financing their acquisition of bullion and numismatics with loans made by CFC. The interest of the Company’s customers in obtaining loans from CFC is dependent on numerous factors, including the availability of other sources of financing, the interest rate environment, other alternatives for the storage of their bullion and numismatics, their business relationship with the Company and the level and types of businesses conducted by the Company’s Wholesale Sales & and Ancillary Services segment. The Secured Lending segment is also dependent on CFC’s ability to identify and acquire portfolios of loans secured by bullion and numismatics originated by third parties satisfying the Company’s standard for quality and risk. There can be no assurance that CFC will be successful in continuing to originate and acquire secured loans in amounts sufficient to justify the conduct of this business.

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

On March 6, 2024, the Securities and Exchange Commission (“SEC”) issued final rules requiring public companies, such as A-Mark, to disclose both greenhouse gas emissions and climate risk. The SEC final rules overlap significantly with both the California reporting regime discussed above and the European Corporate Sustainability Directive (“CSRD”) discussed below, but there are also material differences.

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

Our Direct-to-Consumer business currently has limited international operations which would subject it to these foreign privacy laws. Our Wholesale Sales & Ancillary Services segment maintains offices in Vienna, Austria and Singapore that provide marketing support services and executes trades for its international customers. We have evaluated foreign privacy laws and regulations and their requirements, and believe we are currently in compliance in all material respects. Going forward, however, the expansion of our international operations could require us to change our business practices and may increase the costs and complexity of compliance. Also, a violation by the Company of applicable foreign laws and regulations could expose us to penalties and sanctions.

Additionally, several states in the United States have enacted consumer privacy laws and, in some instances, promulgated additional regulations and rules. These currently include California, Colorado, Connecticut, Delaware, Iowa, Indiana, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. These state consumer privacy laws impose significant obligations on businesses within scope: including providing and responding to certain data privacy rights (such as the right to delete, access, correct data or opt out of data sale, sharing, or targeted advertising); data mapping, minimization, and transparency; providing disclosures concerning the processing of Personal Data (such as through privacy policies); preparing risk assessments for certain processing; vendor and service provider management; and other compliance activities. Failure to comply with state consumer privacy law obligations may result in public investigations, significant fines and penalties, disgorgement of data, reputational harm, and other ramifications. Additionally, Nevada law requires operators of websites and online services to post a notice on their websites regarding their privacy practices. Several other states have passed similar consumer privacy laws, which will take effect in 2025 and 2026. Preparing to comply with the varying requirements of these laws has already subjected the Company to costs and legal fees and will subject the Company to additional costs and risks as additional laws take effect. For example, these laws may limit the Company’s ability to use Personal Data for advertising purposes, may limit the ways in which the Company may use certain categories of Personal Data, may require the Company to obtain consent from the consumer for certain processing activities, and may require revision of the Company's contracts with service providers. These laws may also limit the Company’s ability to process sensitive Personal Data, which includes financial data, account information, identification card numbers, social security numbers, biometric data, and precise geolocation. As each pending consumer privacy law takes effect, the Company will have to assess and potentially update its policies, notices, procedures, and permissions in response. The Company may also have to update its advertising and marketing practices.

All fifty U.S. states and the District of Columbia have enacted data breach notification laws that may require us to notify investors, employees, regulators, and others in the event of a security breach (for example, unauthorized access to or disclosure of Personal Information experienced by us or our service providers). These laws may not be consistent, and compliance in the event of a widespread data breach may be difficult and costly. We may also be contractually required or otherwise obligated to notify investors and others of a security breach. Although we may have contractual protections against our service providers should they experience a security breach, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability and require us to expend significant resources on data security as well as in responding to any such actual or perceived breach. Any contractual protections we may have against relevant counterparties may not be sufficient to protect us adequately from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

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

To the extent the Company deploys artificial intelligence (“AI”) or generative artificial intelligence (“GAI”) tools, we may be subject to emerging national and international laws and regulations concerning the development, training, and use of such AI and GAI tools. For example, in the state of California, several laws have been enacted concerning the use of GAI content, including requiring developers of GAI technologies to disclose summaries of datasets used in developing and training those services. Certain consumer state privacy laws include obligations and limitations concerning the use of Personal Data for training GAI tools or underlying models or for automated decision making in certain instances. The EU has recently enacted the EU AI Act, which imposes significant compliance and disclosure obligations on businesses that use, design, or deploy AI systems in the EU based on risk levels associated with AI use cases. The Company is evaluating our use of AI and GAI tools on an ongoing basis and has implemented policies and procedures to ensure compliance with applicable domestic and international laws related to their use. Failure to comply with applicable AI and GAI laws and regulations could result in regulatory investigations, fines, reputational harm, disgorgement of data, and other penalties to the Company. Use of AI and GAI tools without proper vetting and authorization could expose the Company to risks associated with improper processing of Personal Data, leakage or misuse of Company confidential data, breaches of contractual obligations, as well as fines and other penalties if such uses violate applicable laws and regulations.

We are subject to other laws and regulations.

There are various other federal, state, local and foreign laws, ordinances and regulations that affect our trading business. For example, because of the nature and value of the products in which we deal, we are required to comply with the Foreign Corrupt Practices Act and a variety of anti-money laundering and know-your-customer rules in response to the USA Patriot Act.

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

A-Mark’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis), beginning in October 2022. The most recent cash dividend under the policy was paid on August 1, 2025 to stockholders of record as of July 18, 2025. The declaration of regular cash dividends in the future is subject to the determination each quarter by our board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

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

See Note 17 and Note 20 to the Company's consolidated financial statements for more information regarding our dividends.

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

Risk Factors of General Applicability

Legislatures and regulators continue to scrutinize cybersecurity management and incident reporting.

Legislatures and regulators continue to scrutinize and mandate disclosures concerning cybersecurity risk management, strategy, governance, and incident reporting. In addition to the California Privacy Protection Agency’s (CPPA) recent passage of regulations that require businesses within scope of the California Consumer Privacy Act (CCPA) and meeting other criteria to engage in cybersecurity audits of over a dozen cybersecurity program components commencing as early as April 2028, other regulators and legislatures remain focused on cybersecurity and data protection. For example, the SEC has adopted rules requiring public companies to disclose material cybersecurity incidents and detail their risk management practices, while the Federal Trade Commission (FTC) actively brings enforcement actions against organizations that fail to implement reasonable security measures or that misrepresent their cybersecurity posture. While the Company believes it has robust cybersecurity risk management procedures for addressing cybersecurity events, this new audit requirement and existing cybersecurity rules and disclosure obligations may increase the costs of cybersecurity protection and require disclosure of cybersecurity events that the Company might not otherwise deem to be material.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of information security practices designed to protect the confidentiality, integrity, and availability of company information and the personal information that we process. Cybersecurity risk management is an integral part of our overall enterprise risk management efforts. We manage cybersecurity risks using a framework based on applicable regulations, industry standards, and recognized best practices. Through this framework, we devote significant resources to identifying, monitoring, assessing, and responding to cybersecurity threats and incidents, including those associated with our use of third-party software, applications, services, and cloud infrastructure.

Our Cybersecurity Program includes multiple policies, procedures, and other components designed to identify, analyze, and respond to cybersecurity risks, including reliance on a layered system of preventative and detective technologies and controls designed to detect, mitigate, and contain cybersecurity threats. As part of our Cybersecurity Program, we maintain a Written Information Security Plan that outlines internal controls and procedures designed to protect our information systems. Our Cybersecurity Program contains a comprehensive suite of cybersecurity policies that are commensurate with companies in our industry of similar size and sophistication, and these policies are also informed by the sensitivity of our data processing activities. Our Cybersecurity Program also includes policies and procedures designed to ensure adequate business continuity, disaster recovery, and incident response. We also have access through our insurer to computer forensics firms and specialized legal counsel in case of a cybersecurity incident. While we maintain cybersecurity insurance to assist in the cost of recovery from a cybersecurity incident, such coverage may not be sufficient to cover all costs resulting from such incidents.

We leverage qualified third-party consultants, advisors, counsel, and other experts to inform, audit, and update our Cybersecurity Program throughout each year. We engage security assessors to identify vulnerabilities through both internal and external penetration tests and to perform cybersecurity maturity assessments. We perform risk assessments annually, or more frequently if circumstances require, using both internal and external resources. We may also be subject to examinations or disclosures by applicable regulators. We conduct annual cybersecurity training for employees to enhance awareness of how to detect and respond to cybersecurity threats, as well as periodic phishing training and testing campaigns. We also conduct periodic table-top exercises to simulate a response to a cybersecurity incident.

Our designated IT team members monitor cybersecurity threats in real time for the Company at the enterprise level, with the assistance of third-party threat detection and monitoring software. Cybersecurity threats at the subsidiary level are also monitored in real time by experienced IT professionals at those subsidiaries, including our IT leadership at JM Bullion, AMS, Pinehurst, LPM, and SGI. These individuals report cybersecurity incidents immediately to our Chief Information Officer ("CIO") and Chief Privacy Officer ("CPO"), who in turn follow approved incident response and reporting protocols, as more fully described below.

Our Cybersecurity Compliance and Disclosure Committee ("CCDC"), which is further described below, is chaired by our CIO and includes the General Counsel and the CPO of A-Mark and other representatives from the Company and our subsidiaries, including top-level management, to ensure enterprise-wide implementation and consistent application of the Company’s data security, privacy, and artificial intelligence policies and procedures. The CCDC regularly enlists internal and external subject matter experts to assist where necessary.

We also maintain a formal Vendor Management Program that provides oversight of cybersecurity risks related to our vendor and supplier relationships. During vendor onboarding, we perform risk-based due diligence on these third-parties, with heightened requirements for vendors that have access to confidential enterprise information, personal data, or that require access to our information systems. This Vendor Management Program includes specific cybersecurity requirements for our vendors, as well as ongoing monitoring, assessment, and contract review. Members of the CCDC are involved in and review the Vendor Management Program annually.

We also maintain a formal Generative Artificial Intelligence ("GAI") Policy and Program that provides oversight of cybersecurity, privacy, and contractual risks related to enterprise use of GAI. All GAI tools and use cases must be submitted for review and approval by a subcommittee of CCDC members based on specific cybersecurity, privacy, and contractual requirements.

To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, the sophistication of and risks from cybersecurity threats and incidents continue to increase, and the preventative actions that we have taken and continue to take to reduce the risk of cybersecurity threats and incidents may not successfully protect against all cybersecurity threats and incidents. For more information on the risks that we face from cybersecurity threats, see “Risk Factors – Risk Factors of General Applicability—Legislatures and regulators continue to scrutinize cybersecurity management and incident reporting.” in Part 1, Item 1A of this report.

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

The CCDC directly oversees information technology and information security risks through regular meetings, reports from management on information technology, cybersecurity, and related risk assessments, and incidents disclosed by third-party service providers as applicable. If a cybersecurity threat is identified, our Vice President of IT or other reporting individuals will immediately inform our IT service desk and notify our CIO and CPO. Once the threat has been analyzed, our CIO and CPO will inform our General Counsel of any security incidents. The General Counsel or her delegate will report on the incident, as appropriate, to the CCDC, our CEO, President, CFO, and to the Board, either at the next scheduled meeting or on a current basis, depending on the severity of the incident. Each quarter, the enterprise CPO presents legal and regulatory updates concerning cybersecurity, security incident response and notification, privacy, and artificial intelligence. A-Mark’s CPO is certified by the International Association of Privacy Professionals as an EU, US, and management privacy professional, as well as an artificial intelligence governance professional. Our CPO has over a decade of privacy, data protection, and information management experience.

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

A-Mark’s CIO chairs the CCDC. Our CIO brings over 15 years of IT experience to A-Mark. Since joining A-Mark in 2019, he has been pivotal in enhancing our data privacy compliance program, significantly strengthening our data protection and privacy measures, particularly ensuring protection of sensitive data. The co-vice chairs of the CCDC are A-Mark’s Vice President of IT and JM Bullion’s Vice President of Digital and Technology. Our Vice President of IT has over 25 years of experience in IT working in various industries including ecommerce, health care, and financial industries focusing on IT operations, cybersecurity and compliance. Since joining the company in 2014, he has been instrumental in the creation and growth of our cybersecurity program. Our Vice President of Digital and Technology at JM Bullion has comprehensive experience in the cybersecurity field. He successfully established a 24/7 security operation center (SOC) to continuously detect and respond to security incidents, as well as implemented various advanced services to proactively detect vulnerabilities on potential attack surfaces with high accuracy spanning across assets, applications, data, endpoints and network. He also centralized the workforce identity and access management (IAM) of the various systems for improved administration and control at the subsidiary level. He joined JM Bullion in 2015 and has served in his current role as Vice President of Digital and Technology since 2021.

Other members of the CCDC include top executives and management from the Company and its subsidiaries, including A-Mark’s General Counsel and Assistant General Counsel, CPO, President, Chief Financial Officer, Chief Operating Officer, Senior Director of Financial Reporting, Senior Director of Internal Audit, and Director of Enterprise Development and Administration, as well as JM Bullion’s President and Chief Executive Officer and its Chief Financial Officer. Finally, the CCDC is assisted by an external compliance consultant with over twenty years of IT experience, and A-Mark’s outside legal counsel for privacy and data security.

ITEM 2. PROPERTIES

As of June 30, 2025, the Company owned or leased properties as described below:

Location	General Use of Facility	Square Footage	Ownership	Lease-term Expiration
Wholesale Sales and Ancillary Services Segment
El Segundo, California (1)	Corporate headquarters, trading desk, secured lending, marketing, and back-office operations	9,000	Leased	March-2026
Las Vegas, Nevada	Storage and fulfillment logistics operations	24,743	Leased	April-2030
Las Vegas, Nevada	Warehouse	14,614	Leased	September-2030
Winchester, Indiana	Minting operations	17,000	Owned	not applicable
Winchester, Indiana	Minting operations	5,000	Owned	not applicable
Winchester, Indiana	Fabrication facility	17,000	Leased	May-2026
Carson City, Nevada	Die-cutting and engraving facility	2,000	Leased	month-to-month
Vienna, Austria	International marketing support operations	248	Leased	every three months
Hong Kong	Regional headquarters and back-office operations	4,599	Leased	June-2026
Hong Kong	Numismatics showroom	3,500	Leased	January-2026
Costa Mesa, California (2)	Corporate office and support center	27,973	Leased	August-2027
Pinehurst, North Carolina (2)	Corporate office and support center	10,000	Leased	November-2025

Direct-to-Consumer Segment
Los Angeles, California	Corporate office and support center	11,468	Leased	January-2028
Dallas, Texas	Corporate office and support center	3,093	Leased	December-2024
Dallas, Texas	Corporate office and support center	10,586	Leased	November-2028
Irving, Texas	Distribution hub	24,640	Leased	April-2031
Calgary, Canada	Corporate office and support center	22,650	Leased	August-2028
Calgary, Canada	Corporate office and support center	4,176	Leased	August-2026
Burnsville, Minnesota	Warehouse	23,319	Leased	June-2027
Eagan, Minnesota	Corporate office and support center	44,298	Leased	August-2039
Tulsa, Oklahoma	Retail office and support center	3,200	Leased	May-2030
Hong Kong	Retail office and support center	4,684	Leased	June-2026
Miami, Florida	Retail office, walk-in showroom	3,500	Leased	August-2034
Costa Mesa, California	Corporate office, auction and event venue	12,691	Leased	August-2027
Santa Ana, California	Warehouse	41,722	Leased	April-2030
Philadelphia, Pennsylvania	Retail office and support center	3,128	Leased	September-2028
San Francisco, California	Retail office and support center	4,839	Leased	June-2035
New York, New York	Retail, auction and event venue	2,150	Leased	October-2029
Boston, Massachusetts	Retail office and support center	5,662	Leased	April-2032
Newport Beach, California	Warehouse	3,025	Leased	February-2027
Wolfboro, New Hampshire	Retail office and support center	2,000	Leased	month-to-month
Paris, France	Retail office and support center	250	Leased	month-to-month
Copenhagen, Denmark	Retail office	1,851	Leased	month-to-month
Singapore	Corporate office and support center	2,020	Leased	March-2027

(1) The Secured Lending segment shares office space at this facility.
(2) The Direct-to-Consumer segment shares office space at this facility.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

A-Mark's shares of common stock are traded on the NASDAQ Global Select Market under the symbol "AMRK". As of September 5, 2025, there were 139 registered stockholders of record of our common stock.

Stock Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on shares of A-Mark common stock against the cumulative total return of (i) the Nasdaq Composite Index and (ii) a group of companies that are in lines of business reasonably comparable to A-Mark's businesses ("peer companies") for the five-year period from June 30, 2020 to June 30, 2025. The graph assumes that $100 was invested on June 30, 2020 in our common stock, in the Nasdaq Composite Index companies and in the peer group companies (on a market-capitalization-weighted basis), and that all dividends were reinvested in the same class of stock.

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

In fiscal 2025, the Company paid the following dividends.

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
•
On January 2, 2025, the Company's board of directors declared a regular cash dividend of $0.20 per share of common stock to stockholders of record at the close of business on January 14, 2025. The dividend was paid on January 28, 2025 and totaled $4.6 million.
•
On April 3, 2025, our board of directors declared a regular dividend of $0.20 per share to shareholders of record at the close of business on April 15, 2025. The dividend totaling $4.9 million was paid on April 29, 2025.

See Note 20 to the Company’s consolidated financial statements for more information regarding our dividends.

Equity Compensation Plan Information

The following table provides information as of June 30, 2025 with respect to the shares of our common stock that may be issued under existing equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and restricted stock units	(b) Weighted-average exercise price of outstanding options, warrants, and restricted stock units		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,316,702	$8.66	(1)	1,379,222	(2)
Equity compensation plans not approved by security holders	—	—		—
	1,316,702	$8.66	(1)	1,379,222	(2)

1.
The weighted-average exercise prices are calculated including the restricted stock units ("RSUs") as rights to acquire shares with an exercise price assumed to be zero. The weighted-average exercise price of stock options for all outstanding stock options excluding RSUs was $9.68.
2.
Represents shares that are available for future issuance under the Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan"). All of the 2014 Plan shares that are available for future issuance include the following award types: stock options, stock appreciation rights, restricted stock units, restricted stock, and other "full-value" awards.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of June 30, 2025, 1,321,003 shares had been repurchased and 678,997 shares remain authorized for repurchase under the program.

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

We did not repurchase any shares during the quarter ended June 30, 2025.

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

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and related notes to aid in the understanding of our results of operations and financial condition. We have omitted discussion of our fiscal year 2023 results where it would be redundant to the discussion previously included in Item 7 of our fiscal year 2024 Annual Report on Form 10-K. Our discussion is organized as follows:

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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of June 30, 2025, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
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

Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS"), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), which was acquired in February 2025, and AM Precious Metals Singapore PTE Ltd.

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. We sell more than 2,000 products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, a numismatics showroom in Hong Kong, and a trading center in El Segundo, California. The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to Wholesale Sales activity, A-Mark offers its customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint, and it also purchases product from other sovereign mints, for sale to its customers.

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

We expanded our product portfolio in February 2025 through our acquisition of SGI, which is the parent company of Stack's Bowers Galleries, one of the world's largest rare coin and currency auction houses and a leading wholesale and retail dealer specializing in numismatic and bullion products. SGI also is the majority owner of Spectrum Wine, a global auctioneer, retailer, and storage provider of fine and rare wine. SGI's financial results and metrics attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment, and the financial results and metrics attributable to its auction and retail operations are included in our Direct-to-Consumer segment. (As used herein, and as the context may require, the term "SGI" refers to Spectrum Group International, Inc. and its successor company Spectrum Group International, LLC.)

Also in February 2025, A-Mark continued its expansion into the bullion adjacent collectible coin market through the acquisition of the remaining outstanding equity interests in Pinehurst Coin Exchange, Inc. ("Pinehurst") it did not previously own. Pinehurst is a leading precious metals broker that services the wholesale and retail marketplace and is one of the nation’s largest e-commerce retailers of modern and numismatic coins on eBay. Pinehurst markets a broad range of bullion and is a leader in selling coins produced by the U.S. Mint, the Royal Canadian Mint, and other highly regarded sovereign mints that have been evaluated by leading grading agencies. Pinehurst's financial results and metrics attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment, and the financial results and metrics attributable to its retail operations are included in our Direct-to-Consumer segment.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), Spectrum Group International, LLC ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), AMS Holding, LLC ("AMS"), AM LPM Singapore PTE Ltd., and through its investment in Silver Gold Bull, Inc. ("SGB"). JMB currently has several wholly-owned subsidiaries, including: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline owns 100% of AM IP Assets, LLC ("AMIP"). SGB and Goldline each have a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals and references to Goldline may include AMIP and PMPP.

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

SGI, which we acquired in February 2025, is the parent company of Stack's Bowers Galleries, one of the world's largest rare coin and currency auction houses and a leading wholesale and retail dealer specializing in numismatic and bullion products. Its auction services unit conducts in-person, internet and specialized auctions of consigned and owned items and has sold a wide range of the most important rarities and numismatic collections over its distinguished history. SGI's financial results and metrics attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment and the financial results and metrics attributable to its auction and retail operations are included in our Direct-to-Consumer segment.

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

A-Mark, in connection with its acquisition of LPM in February 2024, formed a joint venture with Stack's Bowers Galleries and Pinehurst to acquire a 10% interest in AMS Holding, LLC ("AMS"). In April 2025, A-Mark acquired the remaining 90% of its outstanding equity interests it did not previously own. A-Mark had supplied bullion and related products to AMS for over ten years. The foundation of AMS brings together four decades of collector relationships with modern technology and compelling coin offerings that are sold through the GOVMINT brand and continues the Company's strategy to expand its footprint into the luxury market. AMS has served over 500,000 customers in its history.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC, including its wholly-owned subsidiary, CFC Alternative Investments (“CAI”) (collectively “CFC”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2025, CFC had $94.0 million in secured loans outstanding, of which 11% were acquired from third parties (some of which may be customers of A-Mark) and approximately 89% were originated by CFC.

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

Our Strategy

The Company was formed in 1965 and has grown into a significant participant in the bullion and coin markets, with $11.0 billion in revenues for fiscal year 2025. We have remained active in seeking investment opportunities to strategically enhance our business, and also continue to focus on growth in the volume of our business, our geographic presence, and the scope of complementary products, services, and technological tools that we offer to our customers. In doing so, we seek to leverage off the strengths of our existing integrated operations, which span trading, e-commerce, distribution, logistics, minting, storage, hedging, financing, and consignment products and services, including:

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

Our Customers

Our customers include financial institutions, bullion retailers, industrial manufacturers and fabricators, sovereign mints, refiners, coin and metal dealers, investors, collectors, and e-commerce and other retail customers. The Company makes a two-way market in its wholesale operations, which results in many customers also operating as our suppliers in that segment. This diverse base of wholesale customers purchases a variety of products from the Company in a multitude of grades, primarily in the form of coins and bars. Our Direct-to-Consumer segment sells to (and, through JMB and PMPP, buys from) retail customers, with JMB, SGB, Pinehurst, and AMS focusing on e-commerce operations and Goldline marketing through various traditional and e-commerce channels to the investor community. The Direct-to-Consumer segment offers these customers a variety of gold, silver, copper, platinum, and palladium products.

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

In addition, the Company earns revenue by providing storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors, and collectors worldwide and by providing storage and order-fulfillment services to our retail customers. The Company also earns fees for facilitating specialized auctions of numismatics, and from advertisements placed on our Direct-to-Consumer websites. These revenue streams represent approximately 2% of the Company’s consolidated revenues.

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

Performance Metrics

In addition to financial statement indicators, management also utilizes key operational metrics to assess the performance of our business. SGI's and Pinehurst's performance metrics have been included in our consolidated financial results as of February 28, 2025. Since SGI and Pinehurst operate in both the wholesale and retail marketplaces, performance metrics attributable to their respective wholesale operations are included in our Wholesale Sales & Ancillary Services segment, and the performance metrics attributable to their respective retail operations are included in our Direct-to-Consumer segment. AMS's performance metrics have been included in our consolidated and Direct-to-Consumer segment financial results from April 1, 2025.

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

Direct-to-Consumer Ticket Volume. Ticket volume for the Direct-to-Consumer segment measures the number of product orders processed during the period. In periods of higher volatility, there is generally increased consumer demand for our products, resulting in higher business volume. We use the following three metrics indicators when assessing our ticket volume:

•
Ticket Volume from New Direct-to-Consumer Customers means the number of product orders from new Direct-to-Consumer customers (refer to the definition of new customers above) processed during the period.
•
Ticket Volume from Pre-existing Direct-to-Consumer Customers means the number of product orders from pre-existing Direct-to-Consumer customers processed during the period.
•
Total Ticket Volume from Direct-to-Consumer Customers means the aggregate number of Direct-to-Consumer product orders processed during the period.

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

The period of time that inventory is held by the Company varies depending upon the nature of our inventory commitments with customers and suppliers. See Note 6 to the Company's consolidated financial statements for a description of our classifications of inventory by type. When management analyzes inventory turnover on a period over period basis, consideration is given to each inventory type and its corresponding impact on the inventory turnover calculation. For example:

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

RESULTS OF OPERATIONS

Overview of Results of Operations

Consolidated Results of Operations for the Years Ended June 30, 2025 and 2024

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$10,978,614	100.000%	$9,699,039	100.000%	$1,279,575	13.2%
Gross profit	210,916	1.921%	173,255	1.786%	$37,661	21.7%
Selling, general, and administrative expenses	(139,193)	(1.268%)	(89,800)	(0.926%)	$49,393	55.0%
Depreciation and amortization expense	(22,920)	(0.209%)	(11,397)	(0.118%)	$11,523	101.1%
Interest income	25,948	0.236%	27,168	0.280%	$(1,220)	(4.5%)
Interest expense	(46,203)	(0.421%)	(39,531)	(0.408%)	$6,672	16.9%
Earnings (losses) from equity method investments	(2,825)	(0.026%)	4,044	0.042%	$(6,869)	(169.9%)
Other income, net	2,031	0.018%	2,071	0.021%	$(40)	(1.9%)
Remeasurement (loss) gain on pre-existing equity interests	(5,143)	(0.047%)	16,669	0.172%	$(21,812)	(130.9%)
Unrealized (losses) gains on foreign exchange	(1,341)	(0.012%)	299	0.003%	$(1,640)	(548.5%)
Net income before provision for income taxes	21,270	0.194%	82,778	0.853%	$(61,508)	(74.3%)
Income tax expense	(5,426)	(0.049%)	(13,745)	(0.142%)	$(8,319)	(60.5%)
Net income	15,844	0.144%	69,033	0.712%	$(53,189)	(77.0%)
Net (loss) income attributable to noncontrolling interests	(1,476)	(0.013%)	487	0.005%	$(1,963)	(403.1%)
Net income attributable to the Company	$17,320	0.158%	$68,546	0.707%	$(51,226)	(74.7%)

Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$0.73		$2.97		$(2.24)	(75.4%)
Diluted	$0.71		$2.84		$(2.13)	(75.0%)

Performance Metrics:(1)
Gold ounces sold(2)	1,642,000		1,839,000		(197,000)	(10.7%)
Silver ounces sold(3)	73,643,000		108,096,000		(34,453,000)	(31.9%)
Inventory turnover ratio(4)	9.1		9.2		(0.1)	(1.1%)
Number of secured loans at period end(5)	445		588		(143)	(24.3%)

(1)
See "Results of Segments" for a description of additional metrics not listed above.
(2)
Gold ounces sold represents the ounces of gold product sold and delivered to the customer during the period, excluding ounces of gold recorded on forward contracts. SGI's and Pinehurst's performance metrics are included after February 28, 2025. AMS's performance metrics are included after April 1, 2025.
(3)
Silver ounces sold represents the ounces of silver product sold and delivered to the customer during the period, excluding ounces of silver recorded on forward contracts. SGI's and Pinehurst's performance metrics are included after February 28, 2025. AMS's performance metrics are included after April 1, 2025.
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
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$10,978,614	100.000%	$9,699,039	100.000%	$1,279,575	13.2%
Performance Metrics
Gold ounces sold	1,642,000		1,839,000		(197,000)	(10.7%)
Silver ounces sold	73,643,000		108,096,000		(34,453,000)	(31.9%)

Revenues for the year ended June 30, 2025 increased $1.280 billion, or 13.2%, to $10.979 billion from $9.699 billion in 2024. Excluding an increase of $446.7 million of forward sales, our revenues increased $832.9 million, or 14.6%, which was due to higher average selling prices of gold and silver, partially offset by a decrease in gold and silver ounces sold. Revenues also increased due to the acquisition of a controlling interest in SGB in June 2024, the acquisitions of SGI and Pinehurst in February 2025, and the acquisition of AMS in April 2025.

Gold ounces sold for the year ended June 30, 2025 decreased 197,000 ounces, or 10.7%, to 1,642,000 ounces from 1,839,000 ounces in 2024. Silver ounces sold for the year ended June 30, 2025 decreased 34,453,000 ounces, or 31.9%, to 73,643,000 ounces from 108,096,000 ounces in 2024. On average, the selling prices for gold increased by 32.7% and selling prices for silver increased by 28.9% during the year ended June 30, 2025 as compared to the prior year.

JMB's revenue represented 11.2% and 13.6% of the Company's consolidated revenue for the year ended June 30, 2025 and 2024, respectively.

Gross Profit

in thousands, except performance metric
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$210,916	1.921%	$173,255	1.786%	$37,661	21.7%
Performance Metric
Inventory turnover ratio	9.1		9.2		(0.1)	(1.1%)

Gross profit for the year ended June 30, 2025 increased $37.7 million, or 21.7%, to $210.9 million from $173.3 million in 2024. The overall gross profit increase was due to an increase in gross profits earned by the Direct-to-Consumer segment, partially offset by lower gross profits earned from the Wholesale Sales & Ancillary Services segment.

The Company’s overall gross margin percentage for the year ended June 30, 2025 increased by 13.5 basis points to 1.921% from 1.786% in 2024. Excluding forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the year ended June 30, 2025 increased by 19.0 basis points to 3.219% from 3.029%, which was primarily due to an increase in our retail market activity and higher premium spreads, partially offset by lower trading profits. JMB’s retail market activity represented 31.1% and 40.6%, respectively, of the Company’s consolidated gross profit for the years ended June 30, 2025 and 2024.

Our inventory turnover ratio for the year ended June 30, 2025 decreased by 1.1% to 9.1 from 9.2 in 2024. The decrease in our inventory turnover ratio was not significant.

Selling, General and Administrative Expense

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(139,193)	(1.268%)	$(89,800)	(0.926%)	$49,393	55.0%

Selling, general, and administrative expenses for the year ended June 30, 2025 increased $49.4 million, or 55.0%, to $139.2 million from $89.8 million in 2024. The change was primarily due to: (i) an increase in compensation expense of $24.1 million, (ii) an increase in consulting and professional fees of $9.1 million, (iii) an increase in advertising costs of $8.4 million, (iv) an increase in facilities expense of $3.0 million, (v) an increase in bank service and credit card fees of $2.0 million, (vi) an increase in insurance costs of $0.6 million, and (vii) an increase in information technology costs of $0.5 million. Selling, general and administrative expenses for the year ended June 30, 2025 include expenses incurred by LPM, SGB, SGI, and Pinehurst, and AMS which were not included, or only partially included, in the same year-ago period, as these were not consolidated subsidiaries for the full period.

Depreciation and Amortization Expense

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(22,920)	(0.209%)	$(11,397)	(0.118%)	$11,523	101.1%

Depreciation and amortization expense for the year ended June 30, 2025 increased $11.5 million, or 101.1%, to $22.9 million from $11.4 million in 2024 primarily due to (i) an increase in amortization expense of $12.9 million relating to intangible assets acquired through our acquisitions of LPM, SGI, Pinehurst, AMS, and acquisition of a controlling interest in SGB, (ii) an increase of $1.8 million of depreciation expense due to an increase in capital expenditures, partially offset by (iii) a decrease in JMB intangible asset amortization of $3.1 million.

Interest Income

in thousands, except performance metric
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$25,948	0.236%	$27,168	0.280%	$(1,220)	(4.5%)
Performance Metric
Number of secured loans at period-end	445		588		(143)	(24.3%)

Interest income for the year ended June 30, 2025 decreased $1.2 million, or 4.5%, to $25.9 million from $27.2 million in 2024. The aggregate decrease in interest income was due to a decrease in interest income earned by our Secured Lending segment of $0.8 million and a decrease in other finance product income of $0.5 million.

The interest income from our Secured Lending segment decreased by $0.8 million, or 6.7%, compared with the prior year period. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances and fewer loans outstanding. The number of secured loans outstanding decreased by 24.3% to 445 as of June 30, 2025, from 588 as of June 30, 2024.

Interest Expense

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(46,203)	(0.421%)	$(39,531)	(0.408%)	$6,672	16.9%

Interest expense for the year ended June 30, 2025 increased $6.7 million, or 16.9%, to $46.2 million from $39.5 million in 2024. The increase in interest expense was primarily due to: (i) an increase of $3.7 million related to product financing arrangements, (ii) an increase of $3.2 million related to precious metals leases, and (iii) an increase of $2.3 million associated with our Trading Credit Facility due to increased borrowings as well as an increase in the weighted-average effective interest rate, partially offset by (iv) a decrease of $2.5 million related to the AMCF Notes (including amortization of debt issuance costs) due to their repayment in December 2023.

Earnings (Losses) from Equity Method Investments

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$(2,825)	(0.026%)	$4,044	0.042%	$(6,869)	(169.9%)

Earnings (losses) from equity method investments for the year ended June 30, 2025 decreased $6.9 million, or 169.9%, to a loss of $2.8 million from earnings of $4.0 million in 2024 due to decreased earnings of our equity method investees.

Other Income, Net

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$2,031	0.018%	$2,071	0.021%	$(40)	(1.9%)

Other income, net for the year ended June 30, 2025 decreased $0.0 million, or 1.9%, to $2.0 million from $2.1 million in 2024. The change in other income, net was not significant.

Remeasurement Gain (Loss) on Pre-Existing Equity Interests

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Remeasurement (loss) gain on pre-existing equity interests	$(5,143)	(0.047%)	$16,669	0.172%	$(21,812)	(130.9%)

The Company incurred remeasurement gains and losses on our pre-existing equity interest in Pinehurst in February 2025, AMS in April 2025, and SGB in June 2024. See further details in Note 1.

Income Tax Expense

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(5,426)	(0.049%)	$(13,745)	(0.142%)	$(8,319)	(60.5%)

Our income tax expense was $5.4 million and $13.7 million for the years ended June 30, 2025 and 2024, respectively. Our effective tax rate was approximately 25.5% and 16.6% for the years ended June 30, 2025 and 2024, respectively. Our effective tax rate varied from the federal statutory rate for the year ended June 30, 2025 primarily due to the excess tax benefit from share-based compensation, foreign derived intangible income deduction, offset by state taxes (net of federal tax benefit), one-time adjustments related to our PCE and AMS step acquisitions, transaction costs, and other normal course non-deductible items. For the year ended June 30, 2024, our effective tax rate differed from the federal statutory rate primarily due to a one-time adjustment related to the SGB step acquisition, the excess tax benefit from share-based compensation, foreign derived intangible income special deduction and partially offset by state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

SEGMENT RESULTS OF OPERATIONS

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending.

Results of Operations — Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), which was acquired in February 2025, and AM Precious Metals Singapore PTE, Ltd. The Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments.

Overview of Results of Operations for the Years Ended June 30, 2025 and 2024

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Year Ended June 30,	2025				2024				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$8,695,357	(a)	100.000%		$8,247,370	(b)	100.000%		$447,987	5.4%
Gross profit	85,875		0.988%	(c)	90,209		1.094%	(d)	$(4,334)	(4.8%)
Selling, general, and administrative expenses	(59,019)		(0.679%)		(45,968)		(0.557%)		$13,051	28.4%
Depreciation and amortization expense	(3,909)		(0.045%)		(1,860)		(0.023%)		$2,049	110.2%
Interest income	15,134		0.174%		15,730		0.191%		$(596)	(3.8%)
Interest expense	(37,709)		(0.434%)		(28,252)		(0.343%)		$9,457	33.5%
Earnings (losses) from equity method investments	(2,982)		(0.034%)		3,998		0.048%		$(6,980)	(174.6%)
Other income, net	1,299		0.015%		1,064		0.013%		$235	22.1%
Remeasurement (loss) gain on pre-existing equity interests	(5,143)		(0.059%)		16,669		0.202%		$(21,812)	(130.9%)
Unrealized (losses) gains on foreign exchange	(806)		(0.009%)		261		0.003%		$(1,067)	(408.8%)
Net (loss) income before provision for income taxes	$(7,260)		(0.083%)		$51,851		0.629%		$(59,111)	(114.0%)

Performance Metrics:
Gold ounces sold(1)	1,145,000				1,385,000				(240,000)	(17.3%)
Silver ounces sold(2)	56,611,000				94,877,000				(38,266,000)	(40.3%)
Wholesale Sales ticket volume(3)	130,606				104,833				25,773	24.6%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.564 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $10.259 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.006 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $9.253 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.828% for the period.
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
Year Ended June 30,	2025			2024			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$8,695,357	(a)	100.000%	$8,247,370	(b)	100.000%	$447,987	5.4%
Performance Metrics
Gold ounces sold	1,145,000			1,385,000			(240,000)	(17.3%)
Silver ounces sold	56,611,000			94,877,000			(38,266,000)	(40.3%)
Wholesale Sales ticket volume	130,606			104,833			25,773	24.6%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.564 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $10.259 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.006 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $9.253 billion.

Revenues for the year ended June 30, 2025 increased $448.0 million, or 5.4%, to $8.695 billion from $8.247 billion in 2024. Excluding an increase in forward sales of $446.7 million, our revenues increased $1.3 million, which was due to higher average selling prices of gold and silver, partially offset by a decrease in gold and silver ounces sold. Revenues also increased due to the acquisition of LPM in February 2024 and SGI and Pinehurst in February 2025.

Gold ounces sold for the year ended June 30, 2025 decreased 240,000 ounces, or 17.3%, to 1,145,000 ounces from 1,385,000 ounces in 2024. Silver ounces sold for the year ended June 30, 2025 decreased 38,266,000 ounces, or 40.3%, to 56,611,000 ounces from 94,877,000 ounces in 2024. On average, the selling prices for gold increased by 34.1% and selling prices for silver increased by 27.2% during the year ended June 30, 2025 as compared to the prior year.

The Wholesale Sales ticket volume for the year ended June 30, 2025 increased by 25,773 tickets, or 24.6% to 130,606 tickets from 104,833 tickets in 2024.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2025			2024			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$85,875	0.988%	(c)	$90,209	1.094%	(d)	$(4,334)	(4.8%)

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.828% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.916% for the period.

Gross profit for the year ended June 30, 2025 decreased $4.3 million, or 4.8%, to $85.9 million from $90.2 million in 2024. The gross profit decrease was primarily due to lower trading profits, partially offset by higher premium spreads.

This segment’s profit margin percentage decreased by 10.6 basis points to 0.988% from 1.094% in 2024. The decrease in gross margin percentage was mainly attributable to the impact of increased forward sales and lower trading profits, partially offset by higher premium spreads.

Excluding forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the year ended June 30, 2025 decreased by 10.2 basis points to 2.012% from 2.114% in the prior year. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(59,019)	(0.679%)	$(45,968)	(0.557%)	$13,051	28.4%

Selling, general, and administrative expenses for the year ended June 30, 2025 increased $13.1 million, or 28.4%, to $59.0 million from $46.0 million in 2024. The change was primarily due to: (i) higher consulting and professional fees of $5.4 million, (ii) an increase in compensation expense of $4.1 million, (iii) an increase in facilities expense of $1.6 million, and (iv) an increase in advertising costs of $1.4 million. Selling, general, and administrative expenses for the year ended June 30, 2025 include expenses incurred by LPM, SGI and Pinehurst which were not included, or only partially included, in the same year-ago period, as these were not consolidated subsidiaries for the full period.

Depreciation and Amortization Expense — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(3,909)	(0.045%)	$(1,860)	(0.023%)	$2,049	110.2%

Depreciation and amortization expense for the year ended June 30, 2025 increased $2.0 million, or 110.2%, to $3.9 million from $1.9 million in 2024 primarily due to an increase in amortization expense of $1.0 million related to intangible assets acquired through our acquisitions of LPM, SGI, and Pinehurst as well as an increase in depreciation expense of $1.0 million due to an increase in capital expenditures.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$15,134	0.174%	$15,730	0.191%	$(596)	(3.8%)

Interest income for the year ended June 30, 2025 decreased $0.6 million, or 3.8%, to $15.1 million from $15.7 million in 2024. The overall decrease was primarily due to: (i) a decrease in interest earned from repurchase arrangements with customers of $1.4 million, partially offset by (ii) a $1.2 million increase in interest income earned from spot deferred trade orders.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(37,709)	(0.434%)	$(28,252)	(0.343%)	$9,457	33.5%

Interest expense for the year ended June 30, 2025 increased $9.5 million, or 33.5%, to $37.7 million from $28.3 million in 2024. The overall increase was primarily due to: (i) an increase of $3.3 million in connection with our Trading Credit Facility due to an increase in interest rates and increased borrowings, (ii) an increase of $3.2 million from precious metals leases, (iii) higher interest and fees from product financing arrangements of $3.0 million, (iv) a decrease in inter-segment eliminations related to the DTC segment's product financing activity with A-Mark of $1.5 million, partially offset by (v) a decrease of $1.5 million related to the AMCF Notes (including amortization of debt issuance costs) due to their repayment in December 2023.

Earnings (Losses) from Equity Method Investments— Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$(2,982)	(0.034%)	$3,998	0.048%	$(6,980)	(174.6%)

Earnings (losses) from equity method investments for the year ended June 30, 2025 decreased $7.0 million, or 174.6%, to a loss of $3.0 million from earnings of $4.0 million in 2024 due to decreased earnings of our equity method investees.

Remeasurement Gain (Loss) on Pre-Existing Equity Interests— Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Remeasurement (loss) gain on pre-existing equity interests	$(5,143)	(0.059%)	$16,669	0.202%	$(21,812)	(130.9%)

The Company incurred remeasurement gains and losses on our pre-existing equity interests in Pinehurst in February 2025, AMS in April 2025, and SGB in June 2024. See further details in Note 1.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), Spectrum Group International, LLC ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), AMS Holding, LLC ("AMS"), through its investment in Silver Gold Bull, Inc. ("SGB"), and through its subsidiaries Precious Metals Purchasing Partners, LLC ("PMPP") and AM LPM Singapore PTE Ltd.

Overview of Results of Operations for the Years Ended June 30, 2025 and 2024

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Year Ended June 30,	2025			2024			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$2,283,257	(a)	100.000%	$1,451,669	(b)	100.000%	$831,588	57.3%
Gross profit	125,041		5.476%	83,046		5.721%	$41,995	50.6%
Selling, general, and administrative expenses	(78,995)		(3.460%)	(42,456)		(2.925%)	$36,539	86.1%
Depreciation and amortization expense	(19,007)		(0.832%)	(9,273)		(0.639%)	$9,734	105.0%
Interest income	146		0.006%	3		0.000%	$143	4,766.7%
Interest expense	(2,255)		(0.099%)	(2,838)		(0.195%)	$(583)	(20.5%)
Earnings from equity method investments	—		—%	14		0.001%	$(14)	(100.0%)
Other income, net	—		—%	5		0.001%	$(5)	(100.0%)
Unrealized (losses) gains on foreign exchange	(535)		(0.023%)	38		0.003%	$(573)	(1,507.9%)
Net income before provision for income taxes	$24,395		1.068%	$28,539		1.966%	$(4,144)	(14.5%)

Performance Metrics:
Gold ounces sold(1)	497,000			454,000			43,000	9.5%
Silver ounces sold(2)	17,032,000			13,219,000			3,813,000	28.8%
Number of new customers(3)	1,129,200			718,500			410,700	57.2%
Number of active customers(4)	581,300			483,400			97,900	20.3%
Number of total customers(5)	4,196,000			3,066,800			1,129,200	36.8%
DTC ticket volume from new customers(6)	197,894			134,021			63,873	47.7%
DTC ticket volume from pre-existing customers(7)	606,511			479,718			126,793	26.4%
DTC total ticket volume(8)	804,405			613,739			190,666	31.1%
DTC average order value(9)	$2,866			$2,407			$459	19.1%
JMB average order value(9)	$2,156			$2,223			$(67)	(3.0%)

(a)
Includes $138.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $14.3 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(1)
Gold ounces sold represents the ounces of gold product sold and delivered during the period. Pinehurst's metrics are included after February 28, 2025. AMS's metrics are included after April 1, 2025.
(2)
Silver ounces sold represents the ounces of silver product sold and delivered during the period. Pinehurst's metrics are included after February 28, 2025. AMS's metrics are included after April 1, 2025.
(3)
Number of new customers represents the number of customers that have registered or set up a new account or made a purchase for the first time during the period. SGI's and Pinehurst's metrics are included after February 28, 2025. AMS's metrics are included after April 1, 2025.
(4)
Number of active customers represents the number of customers that have made a purchase during any month during the period. SGI's and Pinehurst's metrics are included after February 28, 2025. AMS's metrics are included after April 1, 2025.
(5)
Number of total customers represents the aggregate number of customers that have registered or set up an account or have made a purchase in the past. SGI's and Pinehurst's metrics are included after February 28, 2025. AMS's metrics are included after April 1, 2025.
(6)
Ticket volume from new customers represents the number of product orders from new customers processed by JMB, Goldline, SGB, AMS, and PMPP during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025. AMS's metrics are included after April 1, 2025.
(7)
Ticket volume from pre-existing customers represents the total number of product orders from pre-existing customers processed by JMB, Goldline, SGB, Pinehurst, AMS, and PMPP during the period. SGI's and Pinehurst's metrics are included after February 28, 2025. AMS's metrics are included after April 1, 2025.
(8)
Total ticket volume represents the total number of product orders processed by JMB, Goldline, SGB, Pinehurst, AMS, and PMPP during the period. SGI's and Pinehurst's metrics are included after February 28, 2025. AMS's metrics are included after April 1, 2025.
(9)
Average Order Value ("AOV") represents the average dollar value of product orders (excluding accumulation program orders) delivered to the customer during the period. SGB's metrics are included after the Company acquired a controlling interest on June 21, 2024. SGI's and Pinehurst's metrics are included after February 28, 2025. AMS's metrics are included after April 1, 2025.

Revenues — Direct-to-Consumer

in thousands, except performance metrics
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,283,257	100.000%	$1,451,669	100.000%	$831,588	57.3%
Performance Metrics:
Gold ounces sold	497,000		454,000		43,000	9.5%
Silver ounces sold	17,032,000		13,219,000		3,813,000	28.8%
Number of new customers	1,129,200		718,500		410,700	57.2%
Number of active customers	581,300		483,400		97,900	20.3%
Number of total customers	4,196,000		3,066,800		1,129,200	36.8%
DTC ticket volume from new customers	197,894		134,021		63,873	47.7%
DTC ticket volume from pre-existing customers	606,511		479,718		126,793	26.4%
DTC total ticket volume	804,405		613,739		190,666	31.1%
DTC average order value	$2,866		$2,407		$459	19.1%
JMB average order value	$2,156		$2,223		$(67)	(3.0%)

Revenues for the year ended June 30, 2025 increased $831.6 million, or 57.3%, to $2.283 billion from $1.452 billion in 2024. The increase in revenue was due to an increase in gold and silver ounces sold as well as by higher average selling prices of gold and silver. For the year ended June 30, 2025, revenue of Goldline, PMPP, SGB, Pinehurst, SGI, and AMS, in the aggregate, was higher by $924.3 million as compared to the prior year, primarily related to acquiring a controlling interest in SGB in June 2024, acquiring SGI and Pinehurst in February 2025, and acquiring AMS in April 2025. For the year ended June 30, 2025, JMB's revenue decreased $92.7 million as compared to the prior year.

Gold ounces sold for the year ended June 30, 2025 increased 43,000 ounces, or 9.5%, to 497,000 ounces from 454,000 ounces in 2024. Silver ounces sold for the year ended June 30, 2025 increased 3,813,000 ounces, or 28.8%, to 17,032,000 ounces from 13,219,000 ounces in 2024.

Gold ounces sold by Goldline, PMPP, SGB, Pinehurst, and AMS, in the aggregate, increased 176,300 ounces compared to 2024, primarily due to the Company acquiring a controlling interest in SGB in June 2024. Gold ounces sold by JMB decreased 133,300 ounces for the year ended June 30, 2025 compared to 2024. Silver ounces sold by Goldline, PMPP, SGB, Pinehurst, and AMS, in the aggregate, increased 6,822,100 ounces compared to 2024, primarily due to the Company acquiring a controlling interest in SGB in June 2024 and the acquisitions of Pinehurst in February 2025 and AMS in April 2025. Silver ounces sold by JMB decreased 3,009,100 ounces for the year ended June 30, 2025 compared to 2024.

On average, selling prices for gold increased by 26.4% and selling prices for silver increased by 26.3% during the year ended June 30, 2025 as compared to the prior year.

The number of new customers for the year ended June 30, 2025 increased 410,700, or 57.2%, to 1,129,200 from 718,500 in 2024. The number of active customers for the year ended June 30, 2025 increased 97,900, or 20.3% to 581,300 from 483,400 in 2024. The number of total customers as of June 30, 2025 increased 1,129,200, or 36.8% to 4,196,000 from 3,066,800 as of June 30, 2024. These changes in customer-based metrics were primarily due to the acquisition of Pinehurst in February 2025, JMB's activity, the acquisition of a controlling interest in SGB in June 2024, and the acquisitions of SGI and AMS in February 2025 and April 2025, respectively.

As of June 30, 2025, the number of total CyberMetals customers was 37,000, and CyberMetals customer assets under management were $10.7 million.

For the year ended June 30, 2025, the Direct-to-Consumer ticket volume related to new customers increased by 63,873 tickets, or 47.7%, to 197,894 tickets from 134,021 tickets in 2024. For the year ended June 30, 2025, Direct-to-Consumer ticket volume related to pre-existing customers increased by 126,793 tickets, or 26.4%, to 606,511 tickets from 479,718 tickets in 2024. For the year ended June 30, 2025, the Direct-to-Consumer total ticket volume increased by 190,666 tickets, or 31.1%, to 804,405 tickets from 613,739 tickets in 2024. These changes in ticket volumes were primarily due to our acquisition of a controlling interest in SGB in June 2024, the acquisitions of SGI and Pinehurst in February 2025, and the acquisition of AMS in April 2025, partially offset by JMB's activity.

For the year ended June 30, 2025, the Direct-to-Consumer average order value increased by $459, or 19.1%, to $2,866 from $2,407 in 2024.

Gross Profit — Direct-to-Consumer

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$125,041	5.476%	$83,046	5.721%	$41,995	50.6%

Gross profit for the year ended June 30, 2025 increased by $42.0 million, or 50.6%, to $125.0 million from $83.0 million in 2024. The increase in gross profit was primarily driven by recently acquired subsidiaries, including SGB, SGI, Pinehurst, and AMS, partially offset by lower gross profits from JMB and Goldline.

For the year ended June 30, 2025, the Direct-to-Consumer segment's profit margin percentage decreased by 24.5 basis points to 5.476% from 5.721% in 2024. The decrease in the gross profit margin percentage was primarily due to our acquisition of a controlling interest in SGB and lower gross profit margin percentages of Goldline, partially offset by higher gross profit margin percentages of SGI and AMS.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(78,995)	(3.460%)	$(42,456)	(2.925%)	$36,539	86.1%

Selling, general, and administrative expenses for the year ended June 30, 2025 increased $36.5 million, or 86.1%, to $79.0 million from $42.5 million in 2024. The change was primarily due to: (i) an increase in compensation expense of $19.9 million, (ii) an increase in advertising costs of $7.0 million, (iii) higher consulting and professional fees of $4.0 million, (iv) an increase in bank service and credit card fees of $1.9 million, (v) an increase in facilities expenses of $1.4 million, (vi) an increase in insurance costs of $1.0 million, and (vii) an increase in information technology costs of $0.4 million. Selling, general and administrative expenses for the year ended June 30, 2025 include expenses incurred by SGB, SGI, Pinehurst, and AMS which were not included, or only partially included, in the same year-ago period, as these were not consolidated subsidiaries for the full period.

Depreciation and Amortization Expense — Direct-to-Consumer

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(19,007)	(0.832%)	$(9,273)	(0.639%)	$9,734	105.0%

Depreciation and amortization expense for the year ended June 30, 2025, increased $9.7 million, or 105.0%, to $19.0 million from $9.3 million in 2024 primarily due to an increase in amortization expense of $11.8 million relating to intangible assets acquired through our acquisition of a controlling interest in SGB and the acquisitions of SGI and AMS, an increase in depreciation expense of $1.1 million due to an increase in capital expenditures, partially offset by a $3.1 million decrease in JMB’s intangible asset amortization expense.

Interest expense — Direct-to-Consumer

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(2,255)	(0.099%)	$(2,838)	(0.195%)	$(583)	(20.5%)

Interest expense for the year ended June 30, 2025 decreased $0.6 million to $2.3 million from $2.8 million in 2024. The decrease is primarily related to the DTC segment's reduced product financing activity with the Wholesale & Ancillary Services segment.

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

Overview of Results of Operations for the Years Ended June 30, 2025 and 2024

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Year Ended June 30,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$10,668	100.000%	$11,435	100.000%	$(767)	(6.7%)
Interest expense	(6,239)	(58.483%)	(8,441)	(73.817%)	$(2,202)	(26.1%)
Selling, general, and administrative expenses	(1,179)	(11.052%)	(1,376)	(12.033%)	$(197)	(14.3%)
Depreciation and amortization expense	(4)	(0.037%)	(264)	(2.309%)	$(260)	(98.5%)
Earnings from equity method investments	157	1.472%	32	0.280%	$125	390.6%
Other income, net	732	6.862%	1,002	8.763%	$(270)	(26.9%)
Net income before provision for income taxes	$4,135	38.761%	$2,388	20.883%	$1,747	73.2%

Performance Metric:
Number of secured loans at period end(1)	445		588		(143)	(24.3%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Year Ended June 30,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$10,668	100.000%	$11,435	100.000%	$(767)	(6.7%)
Performance Metric
Number of secured loans at period-end	445		588		(143)	(24.3%)

Interest income for the year ended June 30, 2025 decreased $0.8 million, or 6.7%, to $10.7 million from $11.4 million in 2024. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances as well as fewer loans outstanding. The number of secured loans outstanding decreased by 143, or 24.3% to 445 from 588 as of June 30, 2024.

Interest Expense — Secured Lending

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(6,239)	(58.483%)	$(8,441)	(73.817%)	$(2,202)	(26.1%)

Interest expense for the year ended June 30, 2025 decreased $2.2 million, or 26.1%, to $6.2 million from $8.4 million in 2024. The change was primarily due to: (i) a decrease of $1.1 million in connection with our Trading Credit Facility and (ii) a decrease of $1.0 million related to the AMCF Notes (including amortization of debt issuance costs) due to their repayment in December 2023.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Year Ended June 30,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(1,179)	(11.052%)	$(1,376)	(12.033%)	$(197)	(14.3%)

Selling, general, and administrative expenses for the year ended June 30, 2025 decreased $0.2 million, or 14.3%, to $1.2 million from $1.4 million in 2024. The change in selling, general, and administrative expenses was not significant.

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

See below for the reconciliation of this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements (in thousands):

Year Ended June 30,	2025	2024	Change
	$	$	$	%
Net income before provision for income taxes	$21,270	$82,778	$(61,508)	(74.3%)
Adjustments:
Remeasurement loss (gain) on pre-existing equity interests	5,143	(16,669)	$21,812	130.9%
Contingent consideration fair value adjustment	(1,140)	(370)	$770	208.1%
Acquisition costs	4,866	3,126	$1,740	55.7%
Amortization of acquired intangibles	18,316	8,594	$9,722	113.1%
Depreciation expense	4,604	2,803	$1,801	64.3%
Adjusted net income before provision for income taxes (non-GAAP)	$53,059	$80,262	$(27,203)	(33.9%)

Adjustments

Remeasurement gains or losses. When we acquired a controlling interest in SGB in June 2024 and the remaining outstanding equity interests of Pinehurst in February 2025 and AMS in April 2025, we had previously owned a noncontrolling equity interest. We are required to estimate the fair value of our pre-existing equity investment as well as any options to acquire additional equity interests and record the change in the value as a remeasurement gain or loss in our consolidated statements of income. We exclude these remeasurement gains and losses when we evaluate our on-going operational performance and to facilitate comparison of period-to-period operational performance.

Contingent consideration fair value adjustments. Upon our acquisitions of LPM, Pinehurst, and AMS, we recognized contingent consideration liabilities representing the amount we expect to pay in connection with the achievement of certain financial and performance targets. We remeasure these liabilities each reporting period, with the resulting changes recorded as other income and expense in the Company’s consolidated statements of income. We exclude these fair value adjustments when we evaluate our core operating performance and to facilitate comparison of period-to-period operating performance. See Note 3 to the Company's consolidated financial statements for additional information.

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

Amortization of purchased intangibles. Amortization expense of purchased intangibles varies in amount and frequency and is significantly impacted by the timing and size of our acquisitions. Due to amortization expense being non-cash in nature, management finds it useful to exclude these charges from our operating expenses to assist in the review of a measure that more closely corresponds to cash operating income generated from our business. Amortization of purchased intangible assets will recur in future periods. For additional information about the amortization of our purchased intangibles, see Note 9 to the Company’s consolidated financial statements.

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

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the consolidated statement of cash flows. Below is the reconciliation of net cash provided by or used in operating activities to EBITDA (in thousands):

Year Ended June 30,	2025	2024	Change
	$	$	$	%
Net income	$15,844	$69,033	$(53,189)	(77.0%)
Adjustments:
Interest income	(25,948)	(27,168)	$(1,220)	(4.5%)
Interest expense	46,203	39,531	$6,672	16.9%
Amortization of acquired intangibles	18,316	8,594	$9,722	113.1%
Depreciation expense	4,604	2,803	$1,801	64.3%
Income tax expense	5,426	13,745	$(8,319)	(60.5%)
	48,601	37,505	$11,096	29.6%

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$64,445	$106,538	$(42,093)	(39.5%)

Reconciliation of Operating Cash Flows to EBITDA:
Net cash provided by operating activities	$152,347	$60,934	$91,413	150.0%
Changes in operating working capital	(103,889)	939	$(104,828)	(11,163.8%)
Interest expense	46,203	39,531	$6,672	16.9%
Interest income	(25,948)	(27,168)	$(1,220)	(4.5%)
Income tax expense	5,426	13,745	$(8,319)	(60.5%)
Earnings (losses) from equity method investments	(2,825)	4,044	$(6,869)	(169.9%)
Remeasurement (loss) gain on pre-existing equity interests	(5,143)	16,669	$(21,812)	(130.9%)
Share-based compensation	(1,594)	(1,923)	$(329)	(17.1%)
Deferred income taxes	3,918	2,690	$1,228	45.7%
Amortization of loan cost	(4,092)	(2,447)	$1,645	67.2%
Other	42	(476)	$518	108.8%
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$64,445	$106,538	$(42,093)	(39.5%)

Cash Flow Data:
Net cash provided by operating activities	$152,347	$60,934	$91,413	150.0%
Net cash used in investing activities	$(104,665)	$(63,597)	$41,068	64.6%
Net cash (used in) provided by financing activities	$(18,577)	$11,981	$(30,558)	(255.1%)

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability to the Company of amounts of cash to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of June 30, 2025, approximately 78% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements, liabilities on borrowed metals, and precious metals leases. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements and draws upon and pays down its lines of credit so as to minimize interest expense. See Note 15 to the Company's consolidated financial statements.

Lines of Credit

in thousands
	June 30, 2025	June 30, 2024	Change
Lines of credit	$345,000	$245,000	$100,000

Effective December 21, 2021, A-Mark entered into a committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of June 30, 2025, the Trading Credit Facility provided the Company with access up to $467.0 million and has a maturity date of September 30, 2026. (See Note 15.) In August 2025, we further amended the credit facility; see Note 20 for additional information.

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	June 30, 2025	June 30, 2024	Change
Notes payable — short-term	$3,994	$8,367	$(4,373)
Notes payable — long-term	3,349	3,994	(645)
	$7,343	$12,361	$(5,018)

In April 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026 and may be extended by mutual agreement. As of June 30, 2025 and June 30, 2024 the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million. See Note 14 to the Company's consolidated financial statements.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of June 30, 2025, the dividend was paid in full, including a dividend paid to the Company from SGB in September 2024 of $7.5 million. The unpaid dividend of $0.0 million and $8.4 million as of June 30, 2025 and June 30, 2024, respectively, was recorded as a note payable by SGB.

In February 2025 in connection with the acquisition of Pinehurst, the Company assumed a promissory note with the former majority owner of Pinehurst for $3.1 million. This promissory note has a maturity date of August 1, 2026 and bears interest at a rate of 5% per annum. As of June 30, 2025, the outstanding principal balance of this promissory note was $3.1 million.

Liabilities on Borrowed Metals and Precious Metals Leases

in thousands
	June 30, 2025	June 30, 2024	Change
Liabilities on borrowed metals	$46,051	$31,993	$14,058

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

We also lease precious metals from our suppliers and customers under short-term arrangements, in which the lease terms and interest rates are established at lease inception. Precious metals leases valued at $246.5 million and $99.6 million as of June 30, 2025 and June 30, 2024, respectively, were included in deferred revenue and other advances on the consolidated balance sheet. Amounts under these arrangements may be settled in precious metals or cash.

Product Financing Arrangements

in thousands
	June 30, 2025	June 30, 2024	Change
Product financing arrangements	$484,733	$517,744	$(33,011)

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

Secured Loans Receivable

in thousands
	June 30, 2025	June 30, 2024	Change
Secured loans receivable	$94,037	$113,067	$(19,030)

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

Dividends

The Company’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors. Below is a summary of dividends paid to stockholders in the year ended June 30, 2025.

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
•
On January 2, 2025, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on January 14, 2025. The dividend was paid to stockholders on January 28, 2025 and totaled $4.6 million.
•
On April 3, 2025, our board of directors declared a regular dividend of $0.20 per share to shareholders of record at the close of business on April 15, 2025. The dividend totaling $4.9 million was paid on April 29, 2025.

See Note 17 and Note 20 to the Company's consolidated financial statements for more information regarding our dividends.

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

The following summarizes components of our consolidated statements of cash flows (in thousands):

Year Ended	June 30, 2025	June 30, 2024	Change
Net cash provided by operating activities	$152,347	$60,934	$91,413
Net cash used in investing activities	$(104,665)	$(63,597)	$41,068
Net cash (used in) provided by financing activities	$(18,577)	$11,981	$(30,558)

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities provided $152.3 million and provided $60.9 million in cash for the years ended June 30, 2025 and 2024, respectively, representing a $91.4 million change compared to the year ended June 30, 2024. The period over period change was primarily due to net changes in working capital, which includes inventories, derivative assets and liabilities, deferred revenue and other advances, liabilities on borrowed metals, accounts payable and other payables, precious metals held under financing arrangements, and receivables, net, as well as a decrease in net income adjusted for noncash items.

Net Cash Flows From Investing Activities

Investing activities used $104.7 million and used $63.6 million in cash for the years ended June 30, 2025 and 2024, respectively, representing a $41.1 million change compared to the year ended June 30, 2024. This period over period change was primarily due to: (i) a $82.7 million increase in cash paid for business acquisitions for SGI, Pinehurst, and AMS in the current year period compared to LPM and SGB in the prior year period and (ii) a $3.4 million increase in capital expenditures for property, plant and equipment, partially offset by (iii) higher inflows of $31.5 million associated with the net repayments of secured loans in the current period, (iv) a decrease in purchases of intangible assets of $8.5 million, (v) a reduction of $2.1 million in purchases of long-term investments, and (vi) net proceeds from the sale of marketable securities of $1.7 million.

Net Cash Flows From Financing Activities

Financing activities used $18.6 million and provided $12.0 million in cash for the years ended June 30, 2025 and 2024, respectively, representing a $30.6 million change compared to the year ended June 30, 2024. This period over period change was primarily due to: (i) a decrease in cash provided of $242.6 million related to our product financing arrangements, (ii) an increase of $8.4 million of net repayments of related party notes, (iii) a reduction of $3.4 million in proceeds from notes payable issued to related parties, (iv) a decrease of $2.0 million related to noncontrolling interest contributions, and (v) a $0.9 million increase in debt issuance costs. These were partially offset by (i) a reduction of $94.9 million in repayments of notes primarily related to our AMCF Notes, (ii) an increase in cash provided from our net borrowings and repayments of $90.0 million under our Trading Credit Facility, (iii) a decrease in cash paid for dividends of $23.0 million, (iv) a decrease of $17.2 million in cash used to repurchase of our common stock under our share repurchase program, and (v) an increase in cash provided of $1.7 million related to the exercise and taxes related to share-based awards.

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

Commodities Risk and Derivatives

We use a variety of strategies to manage our risk including fluctuations in commodity prices for precious metals. Our inventory consists of, and our trading activities involve, precious metals and precious metal products, for which prices are linked to the corresponding precious metal commodity prices. The Company's precious metals inventory is subject to fluctuations in market value, resulting from changes in the underlying commodity prices. Inventory purchased or borrowed by us is subject to price changes. Inventory borrowed is a natural hedge since changes in the value of the metal held are offset by the obligation to return the metal to the supplier or deliver metals to the customer.

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

The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under ASC Topic 815 Derivatives and Hedging ("ASC 815"). Unrealized gains or losses resulting from our forward and futures contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as derivative assets or liabilities. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, respectively, and the net realized gains and losses for futures are recorded in cost of sales.

The Company’s net gains and losses on derivative instruments totaled losses of $101.0 million and gains of $1.7 million, for the years ended June 30, 2025 and 2024, respectively. These were substantially offset by the changes in fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the consolidated statements of income.

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

	June 30, 2025	June 30, 2024
Inventories	$1,279,545	$1,097,144
Precious metals held under financing arrangements	—	22,066
	1,279,545	1,119,210
Less unhedgeable inventories:
Collectible coin inventory, held at lower of cost or net realizable value	(68,193)	(3,236)
Premium on metals position	(35,295)	(34,175)
Precious metal value not hedged	(103,488)	(37,411)

Commitments at market:
Open inventory purchase commitments	1,149,622	817,900
Open inventory sales commitments	(521,442)	(388,184)
Margin sales commitments	(27,446)	(22,316)
In-transit inventory no longer subject to market risk	(18,801)	(21,715)
Unhedgeable premiums on open commitment positions	10,345	10,986
Borrowed precious metals	(46,051)	(31,993)
Product financing arrangements	(484,733)	(517,744)
Advances on industrial metals	584	394
	62,078	(152,672)

Precious metal subject to price risk	1,238,135	929,127

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	927,990	843,439
Precious metals futures contracts at market values	310,645	83,214
Total market value of derivative financial instruments	1,238,635	926,653

Net precious metals subject to commodity price risk	$(500)	$2,474

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of June 30, 2025, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

We had the following outstanding sale and purchase commitments and open forward and futures contracts, which are normal and recurring, in nature (in thousands):

	June 30, 2025	June 30, 2024
Purchase commitments	$1,149,622	$817,900
Sales commitments	$(521,442)	$(388,184)
Margin sales commitments	$(27,446)	$(22,316)
Open forward contracts	$927,990	$843,439
Open futures contracts	$310,645	$83,214
Foreign exchange forward contracts	$6,618	$4,793

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

Commitments and Contingencies

Refer to Note 16 to the Company’s consolidated financial statements for information related to the Company's commitments and contingencies.

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

Revenue Recognition

The Company accounts for a majority of its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between the trade and settlement dates, the Company enters into forward contracts that meet the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC (“ASC 815”). The Company records the derivative at the trade date with any corresponding unrealized gain (loss), shown as component of cost of sales in the consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are settled, the unrealized gains and losses are reversed, and revenue is recognized for contracts that are physically settled. For contracts that are net settled, the realized gains and losses are recorded in cost of sales, with the exception of forward contracts, where their associated realized gains and losses are recorded in revenue and cost of sales, respectively.

Also, the Company recognizes its storage, logistics, licensing, advertising revenue, specialized auction fees, sales of collectible coins, and other services revenues in accordance with ASC 606, Revenue from Contracts with Customers, which follows five basic steps to determine whether revenue can be recognized: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company enters into product financing agreements with third-party finance companies for the transfer and subsequent option or obligation to reacquire its precious metals inventory at a later date. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, charged by the third-party finance company. During the term of the financing agreement, the third-party company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charge is classified as interest expense. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements, and are reflected in the Company’s consolidated balance sheets as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing and the underlying inventory (which is restricted) are carried at fair value, with changes in fair value included in cost of sales in the Company’s consolidated statements of income.

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

In the Company's fiscal 3rd quarter of 2025, the Company experienced a sustained decline in its stock price, which resulted in a market capitalization that was below the Company’s book value. The Company considered this a triggering event for interim impairment testing of the related goodwill, definite-live intangible assets and property for its material reporting units.

The Company performed a quantitative assessment for these reporting units and concluded that the fair value of the reporting units exceeded their carrying value. Therefore, no impairment was recorded. The Company determined the fair value of the reporting unit using a discounted cash flow (DCF) model. The Company also used a market-based approach, which considered economic and comparable company metrics, to corroborate the fair value results. The determination of fair value using the DCF model requires significant judgment including the projection of cash flows and the selection of appropriate discount rates. The cash flows for each reporting unit are based on the Company’s internal forecast. The discount rate used in the DCF model is an estimate of the weighted average cost of capital for the reporting units, which takes into account the relative risk of the cash flows and the time value of money.

If the Company’s future results or the anticipated timing of the recovery do not meet current expectations, it could result in a future impairment charge. There can be no assurance that the Company’s estimates and assumptions regarding the projected cash flows and discount rates made for purposes of the impairment tests will prove to be accurate predictions of the future.

Income Taxes

As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognizes the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and income taxes payable in the Company's consolidated balance sheets. See Note 13 to the Company's consolidated financial statements for more information on the Company’s accounting for income taxes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial position or results of operations, see Note 2 to the Company's consolidated financial statements.

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

See Note 12 to the Company's consolidated financial statements, “Derivative Instruments and Hedging Transactions—Foreign Currency Exchange Rate Management.”

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

A-Mark Precious Metals, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of A-Mark Precious Metals, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 10, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

September 10, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

A-Mark Precious Metals, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of A-Mark Precious Metals, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2025, and our report dated September 10, 2025 expressed an unqualified opinion on those financial statements.

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

Our audit of , and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Spectrum Group International, LLC, a wholly-owned subsidiary, Pinehurst Coin Exchange, Inc., a wholly-owned subsidiary, and AMS Holding, LLC, a wholly-owned subsidiary. Spectrum Group International, LLC comprised approximately 6% of total assets and less than 2% of total revenues of the related consolidated financial statement amounts as of and for the year ended June 30, 2025. Pinehurst Coin Exchange, Inc. comprised approximately 2% of total assets and less than 1% of total revenue of the related consolidated financial statement amounts as of and for the year ended June 30, 2025. AMS Holding, LLC comprised approximately 4% of total assets and less than 1% of total revenue of the related consolidated financial statement amounts as of and for the year ended June 30, 2025. As indicated in Management’s Report, Spectrum Group International, LLC, Pinehurst Coin Exchange, Inc., and AMS Holding, LLC were each acquired during 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Spectrum Group International, LLC, Pinehurst Coin Exchange, Inc., and AMS Holding, LLC.

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

/s/ GRANT THORNTON LLP

Newport Beach, California

September 10, 2025

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 30, 2025	June 30, 2024

ASSETS
Current assets
Cash	$77,741	$48,636
Receivables, net	137,723	36,596
Derivative assets	134,515	114,720
Secured loans receivable	94,037	113,067
Precious metals held under financing arrangements	—	22,066
Inventories:
Inventories	794,812	579,400
Restricted inventories	484,733	517,744
	1,279,545	1,097,144
Income tax receivable	4,575	1,562
Prepaid expenses and other assets	15,359	8,412
Total current assets	1,743,495	1,442,203
Operating lease right of use assets	22,843	9,543
Property, plant, and equipment, net	45,509	20,263
Goodwill	228,650	199,937
Intangibles, net	137,314	101,663
Long-term investments	33,015	50,458
Other long-term assets	4,605	3,753
Total assets	$2,215,431	$1,827,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Liabilities on borrowed metals	$46,051	$31,993
Product financing arrangements	484,733	517,744
Accounts payable and other payables	22,248	18,831
Deferred revenue and other advances	426,904	263,286
Derivative liabilities	96,177	26,751
Accrued liabilities	34,021	16,798
Notes payable	3,994	8,367
Total current liabilities	1,114,128	883,770
Lines of credit	345,000	245,000
Notes payable	3,349	3,994
Deferred tax liabilities	18,335	22,187
Other liabilities	31,948	11,013
Total liabilities	1,512,760	1,165,964
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of June 30, 2025 or June 30, 2024	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 24,639,386 and 23,965,427 shares issued and 24,639,386 and 22,953,391 shares outstanding as of June 30, 2025 and June 30, 2024, respectively	247	240
Treasury stock, 0 and 1,012,036 shares at cost as of June 30, 2025 and June 30, 2024, respectively	—	(28,277)
Additional paid-in capital	184,998	168,771
Accumulated other comprehensive income	212	61
Retained earnings	464,059	466,838
Total A-Mark Precious Metals, Inc. stockholders’ equity	649,516	607,633
Noncontrolling interests	53,155	54,223
Total stockholders’ equity	702,671	661,856
Total liabilities and stockholders’ equity	$2,215,431	$1,827,820

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Year Ended June 30,
	2025	2024	2023
Revenues	$10,978,614	$9,699,039	$9,286,561
Cost of sales	10,767,698	9,525,784	8,991,892
Gross profit	210,916	173,255	294,669
Selling, general, and administrative expenses	(139,193)	(89,800)	(85,282)
Depreciation and amortization expense	(22,920)	(11,397)	(12,525)
Interest income	25,948	27,168	22,231
Interest expense	(46,203)	(39,531)	(31,528)
(Losses) Earnings from equity method investments	(2,825)	4,044	12,576
Other income, net	2,031	2,071	2,663
Remeasurement (loss) gain on pre-existing equity interests	(5,143)	16,669	—
Unrealized (losses) gains on foreign exchange	(1,341)	299	366
Net income before provision for income taxes	21,270	82,778	203,170
Income tax expense	(5,426)	(13,745)	(46,401)
Net income	15,844	69,033	156,769
Net (loss) income attributable to noncontrolling interests	(1,476)	487	409
Net income attributable to the Company	$17,320	$68,546	$156,360
Basic and diluted net income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$0.73	$2.97	$6.68
Diluted	$0.71	$2.84	$6.34

Weighted-average shares outstanding:
Basic	23,625,900	23,091,700	23,400,300
Diluted	24,441,500	24,120,800	24,648,600

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Treasury Stock		Total A-Mark Precious Metals, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2022	23,379,888	$234	166,526	$321,849	$—	—	$—	$488,609	$1,862	$490,471
Net income	—	—	—	156,360	—	—	—	156,360	409	156,769
Share-based compensation	—	—	2,176	—	—	—	—	2,176	—	2,176
Earnings distribution paid to noncontrolling interest	—	—	—	—	—	—	—	—	(1,001)	(1,001)
Cumulative translation adjustment, net of tax	—	—	—	—	(1,025)	—	—	(1,025)	—	(1,025)
Common stock issued as employee compensation	10,500	—	293	—	—	—	—	293	—	293
Exercise of share-based awards	210,999	2	1,882	—	—	—	—	1,884	—	1,884
Net settlement of share-based awards	70,735	1	(1,855)	—	—	—	—	(1,854)	—	(1,854)
Repurchases of common stock	—	—	—	—	—	(335,735)	(9,762)	(9,762)	—	(9,762)
Dividends declared	—	—	12	(37,570)	—	—	—	(37,558)	—	(37,558)
Balance, June 30, 2023	23,672,122	237	169,034	440,639	(1,025)	(335,735)	(9,762)	599,123	1,270	600,393
Net income	—	—	—	68,546	—	—	—	68,546	487	69,033
Share-based compensation	—	—	1,923	—	—	—	—	1,923	—	1,923
Common stock issued for acquisition	—	—	—	(367)	—	139,455	3,881	3,514	—	3,514
Noncontrolling ownership contributions and adjustments	—	—	(3,613)	—	—	—	—	(3,613)	52,466	48,853
Cumulative translation adjustment, net of tax	—	—	—	—	1,086	—	—	1,086	—	1,086
Exercise of share-based awards	269,601	2	1,960	—	—	—	—	1,962	—	1,962
Net settlement of share-based awards	23,704	1	(547)	—	—	—	—	(546)	—	(546)
Repurchases of common stock	—	—	—	—	—	(815,756)	(22,396)	(22,396)	—	(22,396)
Dividends declared	—	—	14	(41,980)	—	—	—	(41,966)	—	(41,966)
Balance, June 30, 2024	23,965,427	240	168,771	466,838	61	(1,012,036)	(28,277)	607,633	54,223	661,856
Net income	—	—	—	17,320	—	—	—	17,320	(1,476)	15,844
Share-based compensation	—	—	1,594	—	—	—	—	1,594	—	1,594
Common stock issued for acquisition	423,234	4	11,499	(1,256)	—	1,181,548	33,371	43,618	—	43,618
Noncontrolling ownership interest acquisition	—	—	—	—	—	—	—	—	408	408
Cumulative translation adjustment, net of tax	—	—	—	—	151	—	—	151	—	151
Exercise of share-based awards	235,668	2	3,303	—	—	—	—	3,305	—	3,305
Net settlement of share-based awards	15,057	1	(178)	—	—	—	—	(177)	—	(177)
Repurchases of common stock	—	—	—	—	—	(30,057)	(875)	(875)	—	(875)
Repurchases of common stock - related party	—	—	—	—	—	(139,455)	(4,219)	(4,219)	—	(4,219)
Dividends declared	—	—	9	(18,843)	—	—	—	(18,834)	—	(18,834)
Balance, June 30, 2025	24,639,386	$247	$184,998	$464,059	$212	—	$—	$649,516	$53,155	$702,671

See accompanying Notes to the Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2025	2024	2023
Cash flows from operating activities:
Net income	$15,844	$69,033	$156,769
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	22,920	11,397	12,525
Amortization of loan cost	4,092	2,447	2,113
Deferred income taxes	(3,918)	(2,690)	1,585
Share-based compensation	1,594	1,923	2,176
Remeasurement loss (gain) on pre-existing equity interests	5,143	(16,669)	—
Losses (earnings) from equity method investments	2,825	(4,044)	(12,576)
Other	(42)	476	823
Changes in assets and liabilities:
Receivables, net	(57,604)	16,754	61,797
Secured loans receivable	—	—	1,012
Secured loans made to affiliates	16	56	—
Derivative assets	(18,992)	(36,243)	13,862
Income tax receivable	(606)	—	—
Precious metals held under financing arrangements	—	3,464	54,236
Inventories	(22,072)	(52,758)	(240,625)
Prepaid expenses and other assets	(3,386)	(1,168)	(3,336)
Accounts payable and other payables	(17,354)	(16,285)	19,338
Deferred revenue and other advances	150,156	65,180	5,818
Derivative liabilities	69,109	18,265	(67,704)
Liabilities on borrowed metals	14,058	9,878	(37,775)
Accrued liabilities	(9,436)	(7,097)	(937)
Income tax payable	—	(985)	576
Net cash provided by (used in) operating activities	152,347	60,934	(30,323)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(10,678)	(7,256)	(4,783)
Acquisition of businesses, net of cash acquired	(114,609)	(31,871)	—
Purchase of long-term investments	—	(2,113)	(7,950)
Purchase of intangible assets	—	(8,515)	(5,000)
Secured loans receivable, net	19,035	(12,489)	24,599
Purchase of marketable securities	(2,549)	—	—
Proceeds from sale of marketable securities	4,213	—	—
Other	(77)	(1,353)	(27)
Net cash (used in) provided by investing activities	(104,665)	(63,597)	6,839
Cash flows from financing activities:
Product financing arrangements, net	(85,031)	157,541	53,160
Dividends paid	(18,804)	(41,845)	(37,468)
Noncontrolling interest contributions (distributions)	—	2,051	(1,001)
Borrowings under lines of credit	1,960,000	1,893,000	2,026,000
Repayments under lines of credit	(1,860,000)	(1,883,000)	(2,006,000)
Repayment of notes	(197)	(95,000)	—
Proceeds from notes payable to related party	—	3,448	3,500
Repayments on notes payable to related party	(8,367)	—	(2,955)
Repurchases of common stock	(901)	(22,307)	(9,762)
Repurchases of common stock from a related party	(4,219)	—	—
Debt funding issuance costs	(4,186)	(3,323)	(485)
Proceeds from the exercise of share-based awards	3,305	1,962	1,884
Payments for tax withholding related to net settlement of share-based awards	(177)	(546)	(1,854)
Net cash (used in) provided by financing activities	(18,577)	11,981	25,019
Net increase in cash	29,105	9,318	1,535
Cash, beginning of period	48,636	39,318	37,783
Cash, end of period	$77,741	$48,636	$39,318
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$42,608	$34,244	$28,787
Income taxes paid	$10,394	$17,926	$44,337
Income taxes refunded	$467	$520	$124
Non-cash investing and financing activities:
Property, plant, and equipment acquired on account	$39	$—	$76
Common stock issued for acquisitions	$43,618	$3,514	$—
Loss on reissuance of treasury stock	$1,256	$367	$—
Addition of right of use assets under lease obligations	$2,160	$5,773	$—
Contingent consideration payable for acquisition of business	$6,600	$2,800	$—

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

Wholesale Sales & Ancillary Services

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS"), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), which was acquired in February 2025, and AM Precious Metals Singapore PTE Ltd.

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. We sell more than 2,000 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, a numismatics showroom in Hong Kong, and a trading center in El Segundo, California. The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. A-Mark offers its customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, A-Mark purchases product directly from the U.S. Mint, and it also purchases product from other sovereign mints, for sale to its customers.

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

LPM

On February 26, 2024, through our subsidiary AM/LPM Ventures, LLC, we acquired 100% of the issued and outstanding equity interests of LPM, a precious metals dealer with primary operations in Asia, for total upfront consideration of $41.4 million, consisting of $37.5 million in cash, 139,455 shares of A-Mark common stock that had a fair value of $3.5 million on the date of transfer, and $0.4 million related to the settlement of pre-existing payables due to A-Mark. We entered into a number of related agreements, including (i) a consulting agreement with Cerberus Limited to provide consulting services to LPM through 2028, subject to earlier termination under certain circumstances, and (ii) a lock-up agreement with the selling stockholder of LPM that restricts the sale or transfer of the A-Mark common stock for 270 days after the acquisition date, subject to customary exceptions.

Effective February 2024, Aquila Holding LLC, a company affiliated with Cerberus Limited, purchased a 5% interest in AM/LPM Ventures, LLC for $2.1 million.

We incurred $2.8 million of transaction costs related to the acquisition of LPM, which are shown as a component of selling, general, and administrative expenses in our consolidated statements of income. The financial results of LPM were included in our consolidated financial statements as of the acquisition date.

We may be required to pay contingent consideration up to $37.5 million in cash in connection with the acquisition of LPM if certain earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets are met for 2024, 2025, and 2026. As of the acquisition date, the fair value of this contingent consideration was $2.8 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected as selling, general, and administrative expense. As of June 30, 2025, the fair value of the contingent consideration was $1.2 million, with $0.5 million classified as short-term and recorded under accrued liabilities on our consolidated balance sheet. As of June 30, 2024, the fair value was $2.4 million, entirely classified under other liabilities on the consolidated balance sheet.

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

Spectrum Group International, LLC

In February 2025, we acquired 100% of the issued and outstanding equity interests of SGI, a related party, and the parent of Stack’s-Bowers Numismatics LLC, d/b/a Stack’s Bowers Galleries ("Stack's Bowers Galleries"). Stack's Bowers Galleries is one of the world's largest rare coin and currency auction houses and a leading dealer specializing in numismatic and bullion products. SGI is also the majority owner of Spectrum Wine, a global auctioneer, retailer, and storage provider of fine and rare wine. SGI's financial results in periods following the acquisition attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment, and the financial results in periods following the acquisition attributable to its auction and retail operations are included in our Direct-to-Consumer segment. (As used herein, and as the context may require, the term "SGI" refers to Spectrum Group International, Inc. and its successor company Spectrum Group International, LLC.)

Total consideration to acquire SGI was $103.3 million, consisting of $46.0 million in cash and 1,671,654 shares of A-Mark common stock paid to the selling shareholders of SGI (of which the selling shareholders allocated $1.3 million as transaction bonuses to our CEO and our General Counsel in their capacities as officers of SGI), repayment of debt obligations held by SGI as of the acquisition date of $11.0 million, $0.4 million related to the settlement of pre-existing payables due to A-Mark, and $0.4 million of noncontrolling interest in consolidated subsidiaries of SGI. 1,181,548 shares of the share consideration issued at the acquisition date were reissuances of our treasury stock. Of the share consideration, 66,872 shares are subject to a holdback to satisfy potential indemnification obligations, and will be issued, net of any claims, in equal parts at the nine and 18 month anniversaries of the acquisition date.

Concurrently with the acquisition of SGI, we issued equity awards to key SGI management.

We incurred $1.7 million of transaction costs related to the acquisition of SGI, which are shown as a component of selling, general, and administrative expenses in our consolidated statements of income. The financial results of SGI in periods following the acquisition were included in our consolidated financial statements; these amounts were not material to our consolidated financial statements.

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

Cash	$46,000
Common stock	43,618
Holdback consideration - common stock	1,818
Repayment of debt	11,017
Settlement of pre-existing payables due to A-Mark	419
Noncontrolling interest	408
Total purchase price	$103,280

Cash	$11,264
Receivables, net	25,164
Inventories	102,587
Other current assets	4,559
Property, plant, and equipment, net	6,108
Operating lease right of use assets	12,047
Trade names	4,000
In-process research and development	1,500
Developed technology	1,500
Existing customer relationships	12,000
Other long-term assets	2,698
Total identifiable assets acquired	183,427
Product financing arrangements	(52,020)
Accounts payable and other payables	(9,789)
Deferred revenue and other advances	(9,381)
Accrued liabilities	(9,935)
Operating lease liability	(12,347)
Other liabilities	(513)
Net identifiable assets acquired	89,442
Goodwill	13,838
Total purchase price	$103,280

Based on the guidance provided in ASC 805, Business Combinations, we accounted for the acquisition of SGI as a business combination and determined that (i) SGI was a business which combines inputs and processes to create outputs, and (ii) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.

Our purchase price allocation for the acquisition of SGI is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to information pertaining to working capital and tax balances. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the remeasurement period, a period not to exceed 12 months from the acquisition date. During the three months ended June 30, 2025, our goodwill decreased by $0.6 million related to measurement period adjustments from SGI with an offsetting impact to our acquired deferred taxes.

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

As of the acquisition date, we recorded a stock payable liability of $1.8 million representing the obligation to issue 66,872 shares that were held back to satisfy potential indemnification claims. This liability is adjusted at each reporting period based on the fair value of our common stock. As of June 30, 2025, the value of this liability was $1.5 million recorded as accrued liabilities and other liabilities on our balance sheet, with the change recorded in other income (expense), net.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of SGI resulted in the recognition of $13.8 million of goodwill, which we believe relates primarily to the resulting synergies of utilizing A-Mark's established integrated precious metals platform with SGI's underlying customer base and our ability to expand operations into adjacent markets. The goodwill created as a result of the acquisition of SGI is not deductible for tax purposes.

The following unaudited pro forma consolidated results of operations for the years ended June 30, 2025 and 2024 assumes that the acquisition of SGI occurred as of July 1, 2023 (in thousands):

	Year Ended June 30,
	2025	2024
Revenues	$11,189,932	$10,010,311
Net income	$14,133	$65,372

The above pro forma supplemental information does not purport to be indicative of what the Company's operations would have been had the acquisition occurred on July 1, 2023, and should not be considered indicative of future operating results. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the acquisition of SGI. The unaudited pro forma information accounts for: (i) the elimination of transactions between the Company and SGI, and (ii) adjustments to the amortization expense resulting from the estimated fair value of the acquired finite-lived intangible assets, acquisition costs, compensation expenses, and the resulting impact to the income tax provision.

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

The acquisition of the controlling interest in Pinehurst was accounted for as a business combination achieved in stages. As a result of the change in control, the Company was required to remeasure its pre-existing equity investment in Pinehurst at fair value prior to consolidation. We estimated the fair value of our 49% pre-existing ownership interest in Pinehurst to be $6.9 million. The remeasurement resulted in a net pretax loss of $7.0 million, which is presented in the Company's consolidated statements of income as remeasurement gain or loss on pre-existing equity interest. The value of the pre-existing equity as of the acquisition date was based on a valuation derived from estimated fair value assessments and assumptions made by us. These fair value assessments were determined using a market approach.

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

We may be required to pay contingent consideration up to $5.3 million in cash in connection with the acquisition of Pinehurst if certain pre-tax earnings targets are met through the third anniversary of the acquisition as well as if certain net tangible asset thresholds were met as of June 30, 2025. As of the acquisition date, the fair value of this contingent consideration was $0.7 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of June 30, 2025, the fair value of the contingent consideration was $0.8 million, which was classified as accrued liabilities on our consolidated balance sheet.

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

Cash	$6,500
Pre-existing equity method investment	6,933
Repayment of debt	16,903
Contingent consideration	700
Settlement of pre-existing receivables due from A-Mark	(4,325)
Total purchase price	$26,711

Cash	$4,334
Receivables, net	4,481
Inventories	17,767
Other current assets	1,962
Property, plant, and equipment, net	763
Operating lease right of use asset	1,734
Trade names	1,000
Existing customer relationships	1,000
Total identifiable assets acquired	33,041
Accounts payable and other payables	(2,380)
Deferred revenue and other advances	(1,655)
Accrued liabilities	(210)
Operating lease liability	(1,734)
Other liabilities	(3,104)
Net identifiable assets acquired	23,958
Goodwill	2,753
Total purchase price	$26,711

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

Our purchase price allocation for the acquisition of Pinehurst is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to information pertaining to working capital and tax balances. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the remeasurement period, a period not to exceed 12 months from the acquisition date. During the three months ended June 30, 2025, our goodwill and net deferred tax balances each increased by $0.3 million related to measurement period adjustments from PCE with offsetting impacts to our acquired inventory.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Pinehurst resulted in the recognition of $2.8 million of goodwill, which we believe relates primarily to the resulting synergies of utilizing A-Mark's established integrated precious metals platform with Pinehurst's expanded product offering. The goodwill created as a result of the acquisition of Pinehurst is not deductible for tax purposes.

The following unaudited pro forma consolidated results of operations for the years ended June 30, 2025 and 2024 assumes that the acquisition of Pinehurst occurred as of July 1, 2023 (in thousands):

	Year Ended June 30,
	2025	2024
Revenues	$11,003,825	$9,739,962
Net income	$17,552	$66,048

The above pro forma supplemental information does not purport to be indicative of what the Company's operations would have been had the acquisition occurred on July 1, 2023, and should not be considered indicative of future operating results. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the acquisition of Pinehurst. The unaudited pro forma information accounts for: (i) the elimination of transactions between the Company and Pinehurst, and (ii) adjustments to the amortization expense resulting from the estimated fair value of the acquired finite-lived intangible assets, acquisition costs, compensation expenses, remeasurement losses, and the resulting impact to the income tax provision.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), SGI, Pinehurst, AMS Holding, LLC ("AMS"), AM LPM Singapore PTE Ltd., and through its investment in Silver Gold Bull, Inc. ("SGB"). As of June 30, 2025, JMB had several wholly-owned subsidiaries, including: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AM IP Assets, LLC ("AMIP"). SGB and Goldline each have a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these notes to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

JM Bullion, Inc.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites. JMB owns and operates numerous websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, CyberMetals.com, GoldPrice.org, SilverPrice.org, BGASC.com, BullionMax.com, and Gold.com. Typically, JMB offers approximately 7,000 different products during a fiscal year, measured by stock keeping units or SKUs, on its websites. This number can vary over time, particularly when demand is high and certain SKUs may be out of stock.

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

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of June 30, 2024, $7.5 million of the dividend that was due from SGB to the Company was eliminated in consolidation, while the remaining $8.4 million due to other shareholders was recorded as a note payable in the Company's consolidated balance sheet. As of June 30, 2025, the dividend was paid in full, including a dividend paid to the Company from SGB in September 2024 of $7.5 million.

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

AMS Holding, LLC

On April 1, 2025, the Company acquired the 90% of AMS it did not previously own, for upfront consideration of $51.0 million in cash, contingent consideration with a fair value of $5.9 million, and $13.9 million related to the settlement of pre-existing liabilities due to A-Mark. The foundation of AMS is a sales and marketing engine that brings together four decades of collector relationships with modern technology and compelling coin offerings that are sold through the GOVMINT brand.

The acquisition of the controlling interest in AMS was accounted for as a business combination achieved in stages. As a result of the change in control, the Company was required to remeasure its pre-existing equity investment in AMS at fair value prior to consolidation. We estimated the fair value of our 10% pre-existing ownership interest in AMS to be $6.3 million. The remeasurement resulted in a net pretax gain of $1.9 million, which is presented in the Company's consolidated statements of income as remeasurement gain (loss) on pre-existing equity interest. The value of the pre-existing equity as of the acquisition date was based on a valuation derived from estimated fair value assessments and assumptions made by us. These fair value assessments were determined using a market approach.

Concurrent with the acquisition of AMS, we issued equity awards to key AMS management.

We incurred $2.4 million of transaction costs related to the acquisition of AMS, which are shown as a component of selling, general, and administrative expenses in our consolidated statements of income. The financial results of AMS were included in our consolidated financial statements as of the acquisition date; these amounts were not material to our consolidated financial statements.

We may be required to pay contingent consideration of up to an additional $9.0 million in cash based upon the achievement of certain performance benchmarks. Selling shareholders may also receive up to an additional $3.0 million in cash based upon the achievement of financial targets when certain inventory is sold. As of the acquisition date, the fair value of this contingent consideration was $5.9 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of June 30, 2025, the fair value of the contingent consideration remained at $5.9 million, of which $3.2 million was classified as accrued liabilities, with the remainder classified as other liabilities on our consolidated balance sheet.

Assets acquired and liabilities assumed were recorded based on valuations derived from estimated fair value assessment and assumptions used by us. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates or assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the purchase price recorded and fair values of assets acquired and liabilities assumed through our acquisition of AMS as of the acquisition date (in thousands):

Cash	$50,958
Pre-existing equity method investment	6,318
Contingent consideration	5,900
Settlement of pre-existing liabilities due to A-Mark	13,911
Total purchase price	$77,087

Cash	$1,172
Receivables, net	10,755
Inventories	28,708
Other current assets	1,602
Property, plant, and equipment, net	12,306
Operating lease right of use asset	511
Trade names	5,000
Existing customer relationships	28,000
Other assets	135
Total identifiable assets acquired	88,189
Accounts payable and other payables	(3,962)
Deferred revenue and other advances	(2,426)
Accrued liabilities	(6,680)
Operating lease liability	(514)
Other liabilities	(9,642)
Net identifiable assets acquired	64,965
Goodwill	12,122
Total purchase price	$77,087

Based on the guidance provided in ASC 805, Business Combinations, we accounted for the acquisition of AMS as a business combination and determined that (i) AMS was a business which combines inputs and processes to create outputs, and (ii) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.

Our purchase price allocation for the acquisition of AMS is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to information pertaining to working capital and tax balances. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the remeasurement period, a period not to exceed 12 months from the acquisition date.

We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. Through the acquisition of AMS, we acquired intangible assets representing existing customer relationships and trade names. The existing customer relationships acquired were determined to have a useful life of 5 years. The fair value of the customer relationships was estimated using an attrition methodology which considers the estimated future discounted cash flows to be derived from the existing customers as of the acquisition date. The fair value of the trade names was estimated using a relief-from-royalty approach.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of AMS resulted in the recognition of $12.1 million of goodwill, which we believe relates primarily to the resulting synergies of utilizing A-Mark's established integrated precious metals platform with AMS's expanded product offering. Of the goodwill created as a result of the acquisition of AMS, $4.3 million is expected to be deductible for tax purposes.

The following unaudited pro forma consolidated results of operations for the years ended June 30, 2025 and 2024 assumes that the acquisition of AMS occurred as of July 1, 2023 (in thousands):

	Year Ended June 30,
	2025	2024
Revenues	$11,092,466	$9,885,444
Net (loss) income	$(2,393)	$56,910

The above pro forma supplemental information does not purport to be indicative of what the Company's operations would have been had the transaction occurred on July 1, 2023, and should not be considered indicative of future operating results. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the acquisition of AMS. The unaudited pro forma information accounts for: (i) the elimination of transactions between the Company and AMS and (ii) adjustments to the amortization expense resulting from the estimated fair value of the acquired finite-lived intangible assets, acquisition costs, cash and share-based compensation expense, remeasurement gains, and the resulting impact to the income tax provision.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements reflect the financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, and majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary. In addition to A-Mark, our consolidated financial statements include the accounts of: AMTAG, TDS, AMGL, AMST, AM/LPM Ventures, SGI, Pinehurst, JMB, Goldline, SGB, AMS, and CFC. Intercompany accounts and transactions are eliminated.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications include changes to the presentation of dividends and distributions received from equity method investees and the gross presentation of borrowings and repayments under lines of credit. These changes had no impact on the previously reported net cash flows from operating, investing, or financing activities in the consolidated statements of cash flows.

Fair Value Measurement

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") creates a single definition of fair value for financial reporting. The rules associated with ASC 820 state that valuation techniques consistent with the market approach, income approach, and/or cost approach should be used to estimate fair value. Selection of a valuation technique, or multiple valuation techniques, depends on the nature of the asset or liability being valued, as well as the availability of data. (See Note 3.)

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

The Company has foreign subsidiaries that generate foreign currency remeasurement gains and losses. Because these entities have a functional currency of USD, foreign currency remeasurement gains and losses from these foreign subsidiaries are recorded in the current period earnings.

For the Company’s foreign-based equity method investments, the proportionate share of the investee’s income or loss is translated into USD at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. The unrealized gains and losses associated with the translation of the investment are deferred in accumulated other comprehensive income on the Company's consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and June 30, 2024.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s right to repurchase any remaining precious metal is forfeited, and the related precious metals are reclassified as inventory held for sale. The Company’s precious metals held under financing arrangements are marked-to-market. As of June 30, 2025, there are no precious metals held under financing arrangements, as these were fully settled in connection with the SGI acquisition.

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

While the premium component of our bullion coins included in inventory is marked-to-market, our collectible coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of collectible coins is influenced more by supply and demand determinants than by the underlying spot price of the precious metal content of the collectible coins. Cost is determined using various methods, including the first-in, first-out (FIFO) method and the specific identification method, depending on the nature of the inventory. Unlike our bullion coins, the value of collectible coins is not subject to the same level of volatility as bullion coins because our collectible coins typically carry a substantially higher premium over the spot metal price than bullion coins. Neither the collectible coin inventory nor the premium component of our inventory is hedged. (See Note 6.)

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

The Company has made an accounting policy election not to separate lease and non-lease components for its real estate leases and to exclude short-term leases with a term of twelve months or less from its ROU assets and lease liabilities.

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

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using a straight-line method based on the estimated useful lives of the related assets, ranging from three years to 39 years. Depreciation and amortization commence when the related assets are placed into service. Land is recorded at historical cost and is not depreciated. Repair and maintenance costs are expensed as incurred.

Internal-use software development costs are capitalized during the application development stage. Internal-use software costs incurred during the preliminary project stage are expensed as incurred. Capitalization ceases once the software is ready for its intended use and placed into service.

Assets associated with failed sale-leaseback transactions are accounted for as property, plant, and equipment in accordance with ASC Topic 842 – Leases. These assets remain on the balance sheet and continue to be depreciated over their useful lives, as the criteria for sale accounting were not met.

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

The Company considered the decline in its stock price and market capitalization during its fiscal third quarter of 2025 as a triggering event for interim impairment testing of the related goodwill and indefinite-lived intangible assets, and other long lived assets for its material reporting units. The Company performed a quantitative assessment for certain material reporting units as of March 31, 2025. For these indefinite-lived intangible assets and reporting units, the Company compared their fair value to the carrying value. The fair values of indefinite-lived intangibles were estimated using the relief-from-royalty method under the income approach. The fair value of these reporting units was determined using a discounted cash flow (DCF) model. The Company also used a market-based approach, which considered economic and comparable company metrics, to corroborate the fair value results. As a result of the quantitative assessment, the Company concluded that the fair value of these indefinite-lived intangibles and reporting units exceeded their carrying value and therefore, no impairment charges were recorded during the year ended June 30, 2025. The Company also evaluated the recoverability of other long-lived assets for these reporting units as of March 31, 2025 and determined the carrying amounts of such assets were recoverable.

Long-Term Investments

Investments in privately-held entities are accounted for using the equity method when the Company has significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company’s ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors are considered in determining whether the equity method of accounting is appropriate. Under the equity method, the carrying values of these investments are adjusted to reflect our proportionate share of the investee's net income or loss, any unrealized gain or loss resulting from the translation of foreign-denominated financial statements into U.S. dollars, and dividends received. We use the cumulative earnings approach for classifying dividends received in the statements of cash flows. Under the cumulative earnings approach, we compare the distributions received to cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of capital and classified in investing activities. The basis difference between the carrying value of our equity method investment and our proportionate share of the investee’s book value primarily arises from the recognition of intangible assets and goodwill. This reflects the excess of purchase consideration over the fair value of the investee’s identifiable net assets at the acquisition date.

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

We evaluate our long-term investments for impairment annually or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an ongoing evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments were VIEs as of June 30, 2025 and June 30, 2024.

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

The table below presents the reconciliation of changes in noncontrolling interests (in thousands):

Balance as of June 30, 2022	$1,862	(1)
Net income attributable to noncontrolling interest	409
Distributions paid to noncontrolling interest	(1,001)
Balance as of June 30, 2023	1,270	(1)
Net income attributable to noncontrolling interests	487
Noncontrolling ownership interest contribution - AM/LPM Ventures, LLC	2,051	(2)
Noncontrolling ownership interests - SGB	50,652	(3)
Change in ownership of consolidated subsidiary	(237)
Balance as of June 30, 2024	54,223	(4)
Net income attributable to noncontrolling interests	(1,476)
Noncontrolling ownership interests - SGI	408	(5)
Balance as of June 30, 2025	$53,155	(6)

________________________________

(1)	Balance represents the noncontrolling interests associated with the PMPP joint venture.
(2)	In February 2024, Aquila Holding LLC purchased a 5% interest in AM/LPM Ventures, LLC for $2.1 million.
(3) (4) (5)

In June 2024, the Company obtained a controlling interest in SGB.

Balance represents the noncontrolling interests of PMPP, AM/LPM Ventures, LLC, and SGB.

In February 2025, in connection with its acquisition of SGI, the Company acquired certain minority investments.

(6)	Balance represents the noncontrolling interests of PMPP, AM/LPM Ventures, LLC, SGB, and certain investments acquired through our acquisition of SGI in February 2025.

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

Revenue recognition from contracts with customers

The Company recognizes its sale of collectible coins and storage, logistics, licensing, specialized auction, and other services revenues in accordance with ASC 606, Revenue from Contracts with Customers. In aggregate, these types of service revenues account for approximately 2% or $176.9 million as of June 2025 of the Company's consolidated revenues.

Approximately 98% of the Company’s revenue from contracts with customers under ASC 606 consist of sales of numismatic products. The Company has two main methods of delivering numismatic product to the customers which would dictate how and when the revenue would be recognized:

(1)
E-commerce, wholesale, physical retail and phone sales (Pinehurst, SGI and AMS)
(2)
Auctions (SGI)

Each of the Company’s primary sources of revenue and their respective revenue policies are discussed further below.

(1) E-commerce, wholesale, physical retail and phone sales — the contract is normally established once the order is placed by the customer, which can be through email, e-commerce order or verbally with a sales representative. These contracts contain one performance obligation / promise in the contract which is to deliver each product ordered to the customer. The title to the product transfers to the customer at the time of delivery. There is no variable consideration relating to this type of revenue.

Collectability is deemed probable as majority of the sales are prepaid and product is shipped after complete payment has been received. However, there are instances where prolonged credit terms to certain credit-worthy customers are offered which allow customers to split their payments over a set number of installments. The Company determined that the collectability is still probable as these terms are offered only to qualified customers. Normally, there is no difference between the amount the customer pays when they select the option to split their payments or if they have paid in full as there is no interest or financing fees charged. The Company elected to use a practical expedient and not adjust the amount of consideration for the effects of a significant financing component as the Company expects these to be collected within the 12 month period.

The Company offers returns to its customers under a stated return policy where the customer can return the product within the allotted timeline and receive a refund. Revenue is recorded, net of a provision for anticipated returns, which is recorded at each reporting period based on historical experience and current expectations.

Costs to obtain the contract with the customer, such as sales commissions paid to internal sales representatives and related wages, are expensed as incurred as they are not expected to be recovered or are not incremental to the Company.

The Company is acting as the principal in these transactions.

Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, these taxes are excluded from revenue. The Company elected to account for shipping and handling as activities to fulfill the promise to transfer the goods. Therefore, shipping and handling fees that are billed to the customer are recognized in revenue and the associated shipping and handling costs are recognized in cost of product sold as soon as control of the goods transfers to the customer.

(2) Auctions — For a single auction transaction, there are normally two contracts established with two separate customers, resulting in two different revenue streams (sellers commission and buyer’s premium) earned from two different parties – the seller (or consignor) and the buyer. As the Company does not control the underlying inventory and its responsibility is to facilitate a buy-and-sell transaction, revenue is recorded on a net basis.

The Company’s performance obligation towards the seller is to sell the consigned product through the auction platform. As part of auctioning the consigned item, the Company will provide services (marketing, cataloging and others) which are not distinct and are highly dependent and interrelated within the context of the auction contract and as such are treated as a single performance obligation. The costs for these services are capitalized and expensed once the auction is completed. Note that contract assets are not material as of June 30, 2025. The Company holds the consigned item as an agent for consignor until title of the consigned item passes directly from the consignor to the buyer. The transaction price is determined based on the hammer price and as a percentage of the winning bid as outlined in the consignor contract. There are no variable considerations relating to seller’s commissions. As the Company is remitting the payment to the seller after collection from the buyer, collection is deemed probable. Once the product is delivered to the buyer – the performance obligation is satisfied and revenue and related expenses are recognized.

The Company’s performance obligation towards the buyer is to deliver the consigned product to the bidder that won the product at an auction. At the end of an auction, the Company will invoice the winning bidder and once the payment is received from the winning bidder, the Company will package and deliver the items to the winning bidder. The transaction price is determined by the published buyer’s premium amount (normally 20% of the hammer price). The revenue the Company earns is the premium amount as the remainder of the price (the hammer price) is forwarded to the seller. There is no variable consideration on the sales. Customers with established credit will receive the items before payment is collected. Once the product is delivered – the performance obligation is satisfied. Based on the payment prior to shipment and established credit policies, the collection is deemed probable.

The Company does not offer returns relating to auction sales.

Costs involved with fulfilling the contracts in auctions (cataloging, appraising, preparation and performance of an auction, and delivery of goods to winning bidders) are recorded as a prepaid assets and expensed at the conclusion of the related auctions.

The Company is acting as the agent in the auction transactions.

Contract liabilities — Contract liabilities consist of deferred revenue resulting from unfulfilled performance obligations, such as items shipped but not delivered, and partial payments received from the customers that are paying for their orders in installments (note that the order is not shipped until completely paid for). Contract liabilities are $6.9 million and $0 as of June 30, 2025 and 2024, respectively. All of the contract liabilities are expected to be recognized into revenue within next 12 months.

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
•
Product financing arrangements — The Company incurs financing fees (classified as interest expense) from its product financing arrangements (also referred to as reverse-repurchase arrangements) with third-party finance companies for the transfer and subsequent option or obligation to reacquire its precious metal inventory at a later date. These arrangements are accounted for as secured borrowings. During the term of this type of agreement, the third-party charges a monthly fee as a percentage of the market value of the designated inventory, which the Company intends to reacquire in the future. No revenue is generated from these arrangements. The Company enters this type of transaction for additional liquidity.
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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the Trading Credit Facility are included in prepaid expenses and other assets in the Company's consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $4.1 million, $2.4 million, and $2.1 million for the years ended June 30, 2025, 2024, and 2023, respectively.

Earnings from Equity Method Investments

The Company's proportional interest in the reported earnings or losses from equity method investments is shown on the consolidated statements of income as earnings (losses) from equity method investments.

Other Income, Net

The Company's other income, net is comprised of royalty and consulting income, which is recognized when earned, gains or losses on other investments, and fair value adjustments to our acquisition-related contingent consideration liability.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $23.7 million, $15.3 million, and $15.9 million for the years ended June 30, 2025, 2024, and 2023, respectively. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the consolidated statements of income. Shipping and handling costs totaled $26.5 million, $21.9 million, and $28.4 million for the years ended June 30, 2025, 2024, and 2023, respectively.

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

A reconciliation of shares used in calculating basic and diluted earnings per common share is presented below (in thousands):

	Year Ended June 30,
	2025	2024	2023
Basic weighted-average shares of common stock outstanding	23,626	23,092	23,400
Effect of common stock equivalents	816	1,029	1,249
Diluted weighted-average shares outstanding	24,442	24,121	24,649

The anti-dilutive shares excluded from the table above were 279,000, 23,000 and 29,000 for the years ended June 30, 2025, 2024, and 2023, respectively. Actual common shares outstanding totaled 24,639,386, 22,953,391, and 23,336,387 as of June 30, 2025, 2024, and 2023, respectively.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update ("ASU").

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. The Company adopted the guidance during the year ended June 30, 2025 and the adoption did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates the guidance on income tax disclosures to require entities to disclose specific categories within the rate reconciliation, provide additional information for reconciling items that meet certain quantitative thresholds, and provide additional information about income taxes paid. This update is effective for the Company for its 2026 fiscal year; early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

Management does not believe that any other recently issued, but not yet effective for the Company, accounting pronouncement, if currently adopted would have a material effect on the Company's consolidated financial statements.

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

Acquisition-related Contingent Consideration.

LPM

We may be required to pay contingent consideration up to $37.5 million in cash in connection with the acquisition of LPM if certain EBITDA targets are met for 2024, 2025, and 2026. As of the acquisition date, the fair value of this contingent consideration was $2.8 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, include the timing and likelihood of achieving the related EBITDA targets, which are based on management’s prospective financial information and are reassessed at each reporting date, with changes reflected in earnings. As of June 30, 2025, the fair value of the contingent consideration was $1.2 million, $0.5 million of which was classified as accrued liabilities and the remainder as other liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of LPM is measured at fair value at each reporting period using a Monte Carlo Simulation model ("MCS model") with Level 3 unobservable inputs including estimated future cash flows generated by LPM, discount rates, and earnings volatility. Key assumptions used in the MCS model as of June 30, 2025 were an EBITDA risk premium of 10.5%, an EBITDA volatility of 60.0%, and a risk-free rate based on the USD yield curve between 3.8% and 4.3%. During the years ended June 30, 2025 and 2024, we recorded a reduction of $1.2 million and $0.4 million, respectively, to our contingent consideration reflected in earnings.

Pinehurst

The contingent consideration liability related to our acquisition of Pinehurst is measured at fair value at each reporting period primarily using an MCS model with Level 3 unobservable inputs including estimated future cash flows generated by Pinehurst, discount rates, and pre-tax earnings volatility. Key assumptions used in the MCS model as of June 30, 2025 were a pre-tax earnings risk premium of 20.3%, a pre-tax earnings volatility of 80.0%, and a risk-free rate based on the USD yield curve between 3.7% and 4.3%. See Note 1 for more further information.

AMS

The contingent consideration liability related to our acquisition of AMS is measured at fair value at each reporting period primarily using an MCS model with Level 3 unobservable inputs including estimated future cash flows generated by AMS, discount rates, and EBITDA volatility. Key assumptions used in the MCS model as of June 30, 2025 were an EBITDA risk premium of 12.5%, an EBITDA volatility of 60.0%, and and a risk-free rate based on the USD yield curve between 3.8% and 4.2%. See Note 1 for more further information.

Stock Payable Liability. Stock payable liabilities relate to certain indemnification hold-backs resulting from the acquisition of SGI that are settled in shares of our common stock. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 1 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date of the business combination. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. During the year ended June 30, 2025, the change in fair value related to stock payable liabilities recorded to other income (expense), net was income of $0.3 million. The stock payable liability will be settled in two tranches: the first on November 30, 2025 and the second on August 31, 2026, in each case less a number of shares equal in value to any indemnification claims as of the respective dates.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis, aggregated by each fair value hierarchy level (in thousands):

	June 30, 2025
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$1,211,352	$—	$—	$1,211,352
Derivative assets — open sale and purchase commitments, net	129,784	—	—	129,784
Derivative assets — futures contracts	4,326	—	—	4,326
Derivative assets — forward contracts	405	—	—	405
Total assets, valued at fair value	$1,345,867	$—	$—	$1,345,867
Liabilities:
Liabilities on borrowed metals	$46,051	$—	$—	$46,051
Product financing arrangements	484,733	—	—	484,733
Derivative liabilities — open sale and purchase commitments, net	15,495	—	—	15,495
Derivative liabilities — margin accounts	4,169	—	—	4,169
Derivative liabilities — futures contracts	109	—	—	109
Derivative liabilities — forward contracts	76,404	—	—	76,404
Acquisition-related contingent consideration	—	—	7,890	7,890
Stock payable liability	1,484	—	—	1,484
Total liabilities, valued at fair value	$628,445	$—	$7,890	$636,335

(1)
Collectible coin inventory totaling $68.2 million was held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

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

4. RECEIVABLES, NET

Receivables, net consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Customer trade receivables	$88,135	$12,373
Wholesale trade advances	25,008	11,033
Due from brokers and other	24,580	13,190
	$137,723	$36,596

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans (in thousands):

	June 30, 2025	June 30, 2024
Secured loans originated	$83,360	$96,573
Secured loans originated - with a related party	—	15
	83,360	96,588
Secured loans acquired	10,677	16,479
	$94,037	$113,067

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

As of June 30, 2025 and June 30, 2024, our secured loans carried weighted-average effective interest rates of 10.2% and 10.5%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The credit quality of each loan is generally determined by the collateral value assessment, loan-to-value (“LTV”) ratio (that is, the principal amount of the loan divided by the estimated value of the collateral) and the type (or class) of secured material. All loans are fully secured by precious metal bullion, numismatic and semi-numismatic collateral, or graded sports cards, which remains in the physical custody of the Company for the duration of the loan. The term of the loans is generally 180 days; however, loans are typically renewed prior to maturity and therefore remain outstanding for a longer period of time. Interest earned on a loan is billed monthly and is typically due and payable within 20 days and, if not paid after all applicable grace periods, is added to the outstanding principal balance, and late fees and default interest rates are assessed.

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

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows (in thousands):

	June 30, 2025		June 30, 2024
Bullion	$54,843	58.3%	$64,764	57.3%
Numismatic and semi-numismatic	32,439	34.5%	42,588	37.7%
Graded sports cards	6,755	7.2%	5,715	5.0%
	$94,037	100.0%	$113,067	100.0%

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

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more (in thousands):

	June 30, 2025		June 30, 2024
Loan-to-value of less than 75%	$82,936	88.2%	$101,197	89.5%
Loan-to-value of 75% or more	11,101	11.8%	11,870	10.5%
	$94,037	100.0%	$113,067	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of June 30, 2025 and June 30, 2024.

Non-Performing Loans/Impaired Loans

Allowance for secured loan credit losses attributable to non-performing loans is recorded based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default. In the event a loan were to become non-performing and the collateral is not sufficient to satisfy amounts due, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of June 30, 2025 and June 30, 2024, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Historically, the Company has not established an allowance for any credit losses because the Company maintains sufficient collateral to satisfy amounts due. Customer loans are reviewed for impairment and include loans that are non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income. For the years ended June 30, 2025, 2024, and 2023, the Company incurred no loan impairment costs, and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. The following table summarizes the components of our inventory (in thousands):

	June 30, 2025	June 30, 2024
Inventory held for sale	$558,024	$342,196
Repurchase arrangements with customers	116,546	199,559
Consignment arrangements with customers	5,998	2,416
Collectible coins, held at lower of cost or net realizable value	68,193	3,236
Borrowed precious metals	46,051	31,993
Product financing arrangements	484,733	517,744
	$1,279,545	$1,097,144

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding collectible coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, or product financing arrangements. As of June 30, 2025 and June 30, 2024, inventory held for sale totaled $558.0 million and $342.2 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of June 30, 2025 and June 30, 2024, included within inventories is $116.5 million and $199.6 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of June 30, 2025 and June 30, 2024 totaled $6.0 million and $2.4 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Collectible Coins. Our collectible coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of collectible coins is influenced more by supply and demand determinants than by the underlying spot price of the precious metal content of the collectible coins. The value of collectible coins is not subject to the same level of volatility as bullion coins because our collectible coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our collectible coins are not hedged and totaled $68.2 million and $3.2 million as of June 30, 2025 and June 30, 2024, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $46.1 million and $32.0 million as of June 30, 2025 and June 30, 2024, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement repurchase date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the consolidated statements of income. Such obligations totaled $484.7 million and $517.7 million as of June 30, 2025 and June 30, 2024, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of June 30, 2025 and June 30, 2024, the unrealized gains or losses resulting from the difference between market value and cost of physical inventory, excluding collectible coin inventory, were gains of $94.8 million and gains of $55.5 million, respectively.

Premium Component of Inventory

The premium component, at market value, included in the inventory as of June 30, 2025 and June 30, 2024 totaled $35.3 million and $34.2 million, respectively.

7. LEASES

Components of lease expense were as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Operating lease costs	$4,019	$1,616	$1,460
Variable lease costs	1,203	545	469
Short term lease costs	103	73	108
Finance lease costs	36	15	—
	$5,361	$2,249	$2,037

For the year ended June 30, 2025, we made cash payments of $3.9 million for operating lease obligations. These payments are included in operating cash flows. As of June 30, 2025, the weighted-average remaining lease term under our capitalized operating leases was 5.4 years, while the weighted-average discount rate for our operating leases was approximately 6.1%. As of June 30, 2024, the weighted-average remaining lease term under our capitalized operating leases was 4.5 years, while the weighted-average discount rate for our operating leases was approximately 6.0%.

The future undiscounted cash flows for each of the next five years and thereafter, and reconciliation to the lease liabilities as of June 30, 2025 for our operating leases were as follows (in thousands):

Fiscal Year ending June 30,	Operating Leases
2026	$6,626
2027	5,702
2028	6,155
2029	3,179
2030	1,863
Thereafter	4,566
Total lease payments	28,091
Imputed interest	(4,499)
Total operating lease liability	$23,592	(1)
Operating lease liability - current	$5,318	(2)
Operating lease liability - long-term	18,274	(3)
	$23,592	(1)

(1)
Represents the present value of the operating lease liabilities as of June 30, 2025.
(2)
Current operating lease liabilities are presented within accrued liabilities on our consolidated balance sheets.
(3)
Long-term operating lease liabilities are presented within other liabilities on our consolidated balance sheets.

The lease payments presented in the table above exclude amounts related to a failed sale-leaseback transaction. For information regarding the failed sale-leaseback transaction, refer to Note 15.

For information regarding the Company's related party leases, refer to Note 14.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Computer software	$16,915	$9,300
Plant equipment	12,501	10,566
Leasehold improvements	7,605	4,196
Office furniture, and fixtures	5,766	4,042
Computer equipment	6,208	2,337
Building and other	9,707	2,571
Total depreciable assets	58,702	33,012
Less: Accumulated depreciation and amortization	(30,013)	(16,356)
Property and equipment not placed in service	14,101	3,201
Land	2,719	406
Property, plant, and equipment, net	$45,509	$20,263

Property, plant and equipment depreciation and amortization expense was $4.6 million, $2.8 million, and $2.2 million for the years ended June 30, 2025, 2024, and 2023, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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
•
We acquired SGI in February 2025 and as a result, we recorded $19.0 million and $13.8 million of identifiable intangible assets and goodwill, respectively. These values represent their fair values at the acquisition date.
•
In February 2025, we also acquired 100% ownership of Pinehurst which resulted in the acquisition of $2.0 million and $2.8 million of identifiable intangible assets and goodwill, respectively. These values represent their fair values at the acquisition date.
•
Our acquisition of AMS in April 2025 resulted in the acquisition of $33.0 million and $12.1 million of identifiable intangible assets and goodwill, respectively. These values represent their fair values at the acquisition date.

Carrying Value

The carrying value of goodwill and other purchased intangibles are described below (dollar amounts in thousands):

			June 30, 2025				June 30, 2024
	Estimated Useful Lives (Years)	Remaining Weighted-Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	4 - 15	4.6	$116,568	$(66,215)	$—	$50,353	$75,568	$(52,203)	$—	$23,365
Developed technology	4	3.1	21,836	(13,362)	—	8,474	20,336	(8,933)	—	11,403
Non-compete and other	3 - 5	2.3	2,310	(2,306)	—	4	2,310	(2,300)	—	10
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			141,009	(82,178)	—	58,831	98,509	(63,731)	—	34,778
Trade names and trademarks	Indefinite	Indefinite	69,658	—	(1,290)	68,368	59,660	—	(1,290)	58,370
Domain name	Indefinite	Indefinite	8,615	—	—	8,615	8,515	—	—	8,515
In-process research and development	Indefinite	Indefinite	1,500	—	—	1,500	—	—	—	—
Identifiable intangible assets			$220,782	$(82,178)	$(1,290)	$137,314	$166,684	$(63,731)	$(1,290)	$101,663

Goodwill	Indefinite	Indefinite	$230,014	$—	$(1,364)	$228,650	$201,301	$—	$(1,364)	$199,937

The Company's intangible assets are subject to amortization except for trade names, trademarks, domain names and IPR&D, which have indefinite lives. Amortization expense related to the Company's intangible assets was $18.3 million, $8.6 million, and $10.3 million for the years ended June 30, 2025, 2024, and 2023, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of June 30, 2023	$100,943
Goodwill acquired - LPM - Wholesale Sales & Ancillary Services	21,034
Goodwill acquired - SGB - Direct-to-Consumer	77,960
Balance as of June 30, 2024	199,937
Goodwill acquired - SGI - Wholesale Sales & Ancillary Services	6,919
Goodwill acquired - SGI - Direct-to-Consumer	6,919
Goodwill acquired - Pinehurst - Wholesale Sales & Ancillary Services	1,377
Goodwill acquired - Pinehurst - Direct-to-Consumer	1,377
Goodwill acquired - AMS - Direct-to-Consumer	12,122
Balance as of June 30, 2025	$228,650

Impairment

We recorded a non-recurring impairment charge of $2.7 million (goodwill and indefinite-lived intangible assets) in fiscal 2018 related to Goldline. Other than the impairment charge related to Goldline, we have not recorded any impairment of goodwill or indefinite-lived intangible assets.

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years and thereafter is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026	$20,591
2027	15,564
2028	12,013
2029	5,613
2030	2,896
Thereafter	2,154
$58,831

10. LONG-TERM INVESTMENTS

The following table shows the carrying value and ownership percentage of the Company's investment in privately-held entities accounted for either under the equity or cost method (in thousands):

	June 30, 2025			June 30, 2024
Investee	Carrying Value	Ownership Percentage		Carrying Value	Ownership Percentage
Pinehurst Coin Exchange, Inc.	$—	—%	(1)	$17,503	49.0%
Sunshine Minting, Inc.	17,876	44.9%		18,603	44.9%
Company A	283	33.3%		283	33.3%
Company B	2,194	50.0%		2,036	50.0%
Texas Precious Metals, LLC	7,547	12.0%		7,236	12.0%
Atkinsons Bullion & Coins	3,733	25.0%		2,783	25.0%
APS Investment, LLC (2)	—	—%		2,014	33.3%
Company C	43	33.3%		—	—%
Company D	1,009	20.0%		—	—%
Company E	330	5.0%		—	—%
	$33,015			$50,458

(1)
In February 2025, the Company acquired the remaining outstanding equity interests of Pinehurst; see Note 1 for further information.
(2)
APS Investment, LLC is a holding company that as of June 30, 2024 owned a 10% equity interest in AMS Holding, LLC. A-Mark, Pinehurst Coin Exchange, Inc. and Stack's Bowers Galleries each own a one-third equity interest in APS Investment, LLC. In February 2025, the Company acquired both SGI, the parent of Stack's Bowers Galleries, and Pinehurst; as a result, the Company owned 100% of APS Investment, LLC. In April 2025, the Company acquired the remaining 90% of AMS Holding, LLC it did not previously own.

We consider all of our equity method investees to be related parties. See Note 14 for a summary of the Company's aggregate balances and activity with these related party entities. All of the Company's investees are accounted for using the equity method, with the exception of Company A, which is accounted for using the cost method and is not considered a related party.

For equity method investments with greater than 20% ownership, the carrying value at June 30, 2025 exceeded our share of the investees' book value by $5.5 million which is primarily attributable to goodwill and intangible assets.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Trade payables to customers	$12,814	$12,005
Other accounts payable	9,434	6,826
Accounts payable and other payables	$22,248	$18,831

Deferred revenue	$19,866	$22,354
Advances from customers	407,038	240,932
Deferred revenue and other advances	$426,904	$263,286

As of June 30, 2025 and June 30, 2024, advances from customers included $246.5 million and $99.6 million, respectively, of advances related to precious metals leases.

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

	June 30, 2025				June 30, 2024
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$130,609	$(825)	$—	$129,784	$102,091	$(4,079)	$—	$98,012
Futures contracts	4,326	—	—	4,326	1,557	—	—	1,557
Forward contracts	405	—	—	405	15,151	—	—	15,151
	$135,340	$(825)	$—	$134,515	$118,799	$(4,079)	$—	$114,720
Nettable derivative liabilities:
Open sale and purchase commitments	$18,170	$(2,675)	$—	$15,495	$8,724	$(1,034)	$—	$7,690
Margin accounts	(23,276)	—	27,445	4,169	22,316	—	(17,550)	4,766
Futures contracts	109	—	—	109	39	—	—	39
Forward contracts	76,404	—	—	76,404	14,256	—	—	14,256
	$71,407	$(2,675)	$27,445	$96,177	$45,335	$(1,034)	$(17,550)	$26,751

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

Below is a summary of the net gains (losses) on derivative instruments (in thousands):

	Year Ended June 30,
	2025	2024	2023
Gains (losses) on derivative instruments:
Unrealized (losses) gains on open futures commodity and forward contracts and open sale and purchase commitments, net	$(50,496)	$18,225	$53,453
Realized (losses) gains on futures commodity contracts, net	(50,524)	(16,563)	43,630
	$(101,020)	$1,662	$97,083

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

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk (in thousands):

	June 30, 2025	June 30, 2024
Inventories	$1,279,545	$1,097,144
Precious metals held under financing arrangements	—	22,066
	1,279,545	1,119,210
Less unhedgeable inventories:
Collectible coin inventory, held at lower of cost or net realizable value	(68,193)	(3,236)
Premium on metals position	(35,295)	(34,175)
Precious metal value not hedged	(103,488)	(37,411)

Commitments at market:
Open inventory purchase commitments	1,149,622	817,900
Open inventory sales commitments	(521,442)	(388,184)
Margin sales commitments	(27,446)	(22,316)
In-transit inventory no longer subject to market risk	(18,801)	(21,715)
Unhedgeable premiums on open commitment positions	10,345	10,986
Borrowed precious metals	(46,051)	(31,993)
Product financing arrangements	(484,733)	(517,744)
Advances on industrial metals	584	394
	62,078	(152,672)

Precious metal subject to price risk	1,238,135	929,127

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	927,990	843,439
Precious metals futures contracts at market values	310,645	83,214
Total market value of derivative financial instruments	1,238,635	926,653

Net precious metals subject to commodity price risk	$(500)	$2,474

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. The Company had the following outstanding commitments and open forward and futures contracts (in thousands):

	June 30, 2025	June 30, 2024
Purchase commitments	$1,149,622	$817,900
Sales commitments	$(521,442)	$(388,184)
Margin sales commitments	$(27,446)	$(22,316)
Open forward contracts	$927,990	$843,439
Open futures contracts	$310,645	$83,214

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying consolidated balance sheets. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. As of June 30, 2025, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

	June 30, 2025	June 30, 2024
Foreign exchange forward contracts	$6,618	$4,793
Open sale and purchase commitment transactions, net	$2,056	$4,705

13. INCOME TAXES

Net income from operations before provision for income taxes is shown below (in thousands):

	Year Ended June 30,
	2025	2024	2023
U.S.	$21,888	$83,317	$203,139
Foreign	(618)	(539)	31
	$21,270	$82,778	$203,170

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate are shown below (in thousands):

	Year Ended June 30,
	2025	2024	2023
Current:
Federal	$6,663	$14,177	$39,408
State and local	1,228	1,847	5,371
Foreign	1,454	419	37
	9,345	16,443	44,816
Deferred:
Federal	(1,884)	(2,000)	178
State and local	(148)	(608)	1,407
Foreign	(1,887)	(90)	—
	(3,919)	(2,698)	1,585

Income tax expense	$5,426	$13,745	$46,401

Effective income tax rate	25.5%	16.6%	22.8%

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the year ended June 30, 2025, 2024, and 2023 primarily due to the excess tax benefit from share-based compensation, foreign derived intangible income deduction, offset by state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible items. In addition, for the years ended June 30, 2025, our effective tax rate differed from the federal statutory rate due to the one-time adjustments related to our PCE and AMS step acquisitions and transaction costs. Furthermore, for the year ended June 30, 2024, our effective tax rate differed from the federal statutory rate due to a one-time adjustment related to our step acquisition of SGB.

A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to income before tax are set forth below (in thousands):

	Year Ended June 30,
	2025	2024	2023
Federal income tax provision at statutory rate	$4,467	$17,383	$42,666
State and local tax, net of federal benefit	772	1,188	5,083
Adjustment related to acquisitions	308	(4,544)	—
Foreign derived intangible income	(305)	(93)	(791)
Stock-based compensation	(551)	(1,095)	(1,171)
State rate change	135	(231)	202
Permanent adjustments	1,064	509	311
Foreign rate differential	(304)	66	30
Foreign withholding taxes	—	377	—
Other	(160)	185	71
	$5,426	$13,745	$46,401

Income Taxes Receivable and Payable

As of June 30, 2025 and June 30, 2024, we had an income tax receivable of $4.6 million and $1.6 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2025 and June 30, 2024, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of June 30, 2025, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state and foreign), resulting in a federal deferred tax liability of $12.0 million, a state deferred tax liability of $0.1 million, and a foreign deferred tax liability of $6.2 million. As of June 30, 2024, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state, and foreign), resulting in a federal deferred tax liability of $12.5 million, a state deferred tax liability of $1.7 million, and a foreign deferred tax liability of $8.1 million. Our net foreign deferred tax liability will fluctuate as the value of the U.S. dollar changes with respect to foreign currencies. The Company intends to indefinitely reinvest the cumulative undistributed earnings held by its foreign subsidiaries.

The schedule of deferred taxes presented below summarizes the components of deferred taxes that have been classified as deferred tax assets and liabilities related to taxable and deductible temporary differences (in thousands):

	June 30, 2025	June 30, 2024
Accruals and reserves	$1,606	$196
Lease liabilities	4,548	1,737
Stock-based compensation	1,055	1,398
State tax accrual	72	134
Net operating loss carryforwards	1,371	12
Business interest expense disallowance	1,375	—
Capitalized costs	633	—
Other	285	51
Deferred tax assets	10,945	3,528

Intangible assets	(19,432)	(18,657)
Fixed assets	(1,544)	(1,056)
Earnings from equity method investment	(2,334)	(3,879)
Investment in partnership	(1,553)	(442)
Right of use assets	(4,368)	(1,614)
Other	(49)	(67)
Deferred tax liabilities	(29,280)	(25,715)

Net deferred tax liability	$(18,335)	$(22,187)

Net Operating Loss Carryforwards

We acquired federal and state net operating losses from our acquisitions of SGI and Pinehurst in February 2025. As of June 30, 2025, our federal net operating loss carryforward from Pinehurst was $0.2 million and our state and local net operating loss carryforwards from SGI and Pinehurst were $19.3 million and $0.2 million, respectively. The federal net operating losses carry forward indefinitely; the state net operating loss carryforwards start to expire in 2030.

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

	Year Ended June 30,
	2025	2024	2023
Beginning balance	$223	$146	$146
Reductions due to lapse of statute of limitations	(15)	(8)	—
Additions as a result of acquired tax positions	386	85	—
	$594	$223	$146

In addition to the $0.6 million of accrued tax expense as shown in the table above, the Company has $0.4 million of interest and penalties accrued to date related to its uncertain tax positions. As of June 30, 2025, the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $1.0 million, and, if recognized, would reduce the Company's effective tax rate.

Tax Examinations

The Company files income tax returns in the United States, and various state, local, and foreign jurisdictions. The Company is currently subject to a three year statute of limitations for federal income tax purposes and, in general, three to six year statutes of limitations for state and foreign tax purposes.

Tax Reform

On July 4, 2025, the One Big Beautiful Bill Act ("2025 U.S. tax reform") was enacted into law. The 2025 U.S. tax reform contains several key tax laws, including extensions and modifications of the Tax Cuts and Jobs Act. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring estimated U.S. deferred tax assets and liabilities. The Company is still in the process of assessing the impact from the 2025 U.S. tax reform.

14. RELATED PARTY TRANSACTIONS

Related parties include entities which the Company controls or has the ability to significantly influence, and entities which are under common control with the Company. Related parties also include persons who are affiliated with related entities or the Company who are in a position to influence corporate decisions (such as owners, executives, board members and their families). In the normal course of business, we enter into transactions with our related parties. In addition to our directors and officers and one individual who is the beneficial owner of more than ten percent of our outstanding common stock, below is a list of related parties with whom we have had significant transactions during the presented periods:

1)
Spectrum Group International, Inc.("SGI") and Stack’s Bowers Numismatics, LLC ("Stack's Bowers Galleries"). The Company acquired SGI in February 2025. However, prior to February 2025, SGI and its wholly owned subsidiary Stack's Bowers Galleries were considered to be related parties of the Company. SGI and the Company had a common chief executive officer, and the chief executive officer and the general counsel of the Company constituted a majority of the board members of SGI. Information included below relating to SGI and Stack's Bowers Galleries pertains to transactions prior to the Company's acquisition of SGI in February 2025. Also, as discussed below, certain directors and officers of the Company and the Company's largest stockholder owned a majority of the equity interests of SGI prior to the acquisition.
2)
Solid Crossing Inc. ("Solid Crossing") and Wade Real Estate, LLC. SGB's corporate office space is leased from Solid Crossing, whose owners are affiliates of SGB. Pinehurst's primary office space is leased from Wade Real Estate, LLC, which is owned by the former majority owner of Pinehurst, who is a related party.
3)
Equity method investees. As of June 30, 2025, the Company had seven investments in privately-held entities which have been determined to be equity method investees and related parties.

Our related party transactions primarily include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, (iv) hedging transactions, and (v) related party lease and construction arrangements. Below is a summary of our related party transactions. The amounts presented for each period reflect each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

Our related party net receivables and payables balances were as shown below (in thousands):

	June 30, 2025				June 30, 2024
	Receivables		Payables		Receivables		Payables
Stack's Bowers Galleries	$—		$—		$729	(1)	$—
Equity method investees	3,088	(2)	4,290	(3)	—		12,986	(3)
Other	398	(2)	3,270	(3)	—		8,449	(3)
	$3,486		$7,560		$729		$21,435

(1)
Balance includes trade receivables, secured loans receivables, and other receivables, net
(2)
Balance includes trade receivables and other receivables, net
(3)
Balance includes note payables, trade payables, and other payables, net

Operating Lease Right of Use Assets

As of June 30, 2025 and June 30, 2024, our related party right of use assets were $3.2 million and $2.0 million, respectively.

Property, Plant, and Equipment

AMGL entered into an agreement, effective as of July 1, 2024, with W.A. Richardson Builders, LLC (“WAR Construction”) to effectuate the build out of the Company’s Las Vegas logistics facility. The majority owner and co-manager of WAR Construction is the spouse of a non-employee member of the Board of Directors of the Company, and the other co-manager is a 10% stockholder of the Company whose family members are minority owners of WAR Construction. The Company incurred costs of $1.9 million during the year ended June 30, 2025.

Long-term Investments

As of June 30, 2025 and June 30, 2024, the aggregate carrying balance of the equity method investments was $32.7 million and $50.2 million, respectively. (See Note 10.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026; the CCP Note may be further extended by mutual agreement. As of June 30, 2025 and June 30, 2024, the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million, respectively.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of June 30, 2025, the dividend was paid in full, which included a dividend paid to the Company from SGB in September 2024 of $7.5 million. The remaining unpaid dividend of $0.0 million and $8.4 million due to the other shareholders as of June 30, 2025 and June 30, 2024, respectively, was recorded as a note payable by SGB.

In February 2025 in connection with the acquisition of Pinehurst, the Company assumed a promissory note with the former majority owner of Pinehurst for $3.1 million. This promissory note has a maturity date of August 1, 2026 and bears interest at a rate of 5% per annum. As of June 30, 2025, the outstanding principal balance of this promissory note was $3.1 million.

Share Repurchases

In November 2024, we repurchased 139,455 shares of our common stock from the former owner of AMS and LPM, a related party, for $4.2 million.

Acquisition of SGI

On February 28, 2025, the Company consummated the acquisition of SGI under the terms of a Merger Agreement entered into on January 30, 2025. A special committee of independent A-Mark directors negotiated the transaction on behalf of A-Mark and recommended its approval by our Board of Directors.

Certain A-Mark directors, executive officers and greater than five percent stockholders who had interests in SGI at the time of the Merger received stock and cash consideration in the Merger.

Upon completion of the Merger, SGI paid a transaction bonus of $800,000 to Mr. Roberts and $500,000 to Ms. Meltzer for their services to SGI in the successful completion of the Merger. These payments were distributed out of the aggregate cash consideration paid by A-Mark.

Certain major stockholders of SGI agreed to indemnify the Company for breaches by SGI of its representations and covenants under the SGI Agreement. In the absence of fraud, the indemnification obligations of these stockholders for a breach of representations are limited to a holdback of up to two percent of the stock consideration in the accounts subject to the holdback. At November 30 2025, 50% of the shares subject to the holdback will be issued to the major stockholders, reduced by the value of indemnifiable claims through that date, with the remainder of the holdback shares to be issued at August 31, 2026 reduced by the value of any further indemnifiable claims. The indemnification obligation of the major stockholders is subject to a deductible of $250,000. The Company has agreed to indemnify the major stockholders for breaches by the Company of its representations and covenants under the Merger Agreement, subject to similar qualifications and limitations.

Activity with Related Parties

Sales and Purchases

Our sales and purchases with companies deemed to be related parties were as follows (in thousands):

	Year Ended June 30,
	2025		2024		2023
	Sales	Purchases	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries(1)	$127,146	$101,675	$157,917	$67,173	$153,409	$49,460
Equity method investees(2)	816,094	40,291	1,397,906	74,405	1,212,936	45,651
	$943,240	$141,966	$1,555,823	$141,578	$1,366,345	$95,111

(1)
Includes sales and purchases activity with SGI and its subsidiaries only for periods prior to the Company acquiring SGI in February 2025.
(2)
Includes sales and purchases activity with SGB prior to the Company acquiring a majority ownership interest in SGB in June 2024, with Pinehurst prior to the acquisition of the remaining outstanding equity interests of Pinehurst it did not previously own in February 2025, and with AMS prior to the acquisition of the remaining outstanding equity interests of AMS it did not previously own in April 2025.

Interest Income

We earned interest income from related parties as set forth below (in thousands):

	Year Ended June 30,
	2025	2024	2023
Interest income from secured loans receivables	$192	$78	$—
Interest income from finance products and repurchase arrangements	6,955	10,345	7,839
	$7,147	$10,423	$7,839

Selling, General, and Administrative

The Company incurred selling, general, and administrative expense related to its related party leasing agreements and consulting agreements of $1.8 million and $0.3 million, and $34,000 during the years ended June 30, 2025, 2024, and 2023, respectively.

Interest Expense

The Company incurred interest expense related to its related party notes payable of $237,000 and $78,000, and $38,000 during the years ended June 30, 2025, 2024, and 2023, respectively.

Equity Method Investments — Earnings, Dividends and Distributions Received

The Company's proportional share of our equity method investee's earnings (losses) totaled ($2.8) million, $4.0 million, and $12.6 million during the years ended June 30, 2025, 2024, and 2023, respectively.

The Company received dividend and distribution payments from our equity method investees that totaled, in the aggregate, $1.3 million, $0.6 million, and $1.0 million during the years ended June 30, 2025, 2024, and 2023, respectively.

Other Income

The Company earned royalty and consulting services income from related parties that totaled $0.8 million, $1.2 million, and $2.6 million during the years ended June 30, 2025, 2024, and 2023, respectively.

Transactions with Directors and Officers

Directors and officers of the Company engaged in transactions through A-Mark and/or its subsidiaries for an aggregate dollar value of $10.5 million, $3.1 million, and $2.1 million during the years ended June 30, 2025, 2024, and 2023, respectively.

15. FINANCING AGREEMENTS

Lines of Credit - Trading Credit Facility

On December 21, 2021, the Company entered into a three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. As of June 30, 2025, the Trading Credit Facility has since been amended to add new lenders and modify certain terms and conditions, including increasing the incremental facility feature to $190 million, eliminating provisions whereby lenders under certain conditions could require repayment of all obligations outstanding under the Trading Credit Facility within 10 days on demand, extend the maturity date to September 30, 2026, and increase the total facility to $467.0 million. In August 2025, the Trading Credit Facility was further amended; see Note 20 for additional information.

The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by all of the Company's subsidiaries. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of June 30, 2025, the interest rate on our Trading Credit Facility was approximately 6.9% and the daily SOFR rate was approximately 4.5%.

The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. We routinely use funds drawn under the Trading Credit Facility to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $345.0 million and $245.0 million at June 30, 2025 and June 30, 2024, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $99.1 million and $145.5 million as determined on June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025 and June 30, 2024, the remaining unamortized balance of loan costs was approximately $3.5 million and $3.4 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of June 30, 2025.

Interest expense related to the Company’s Trading Credit Facility totaled $26.6 million, $24.3 million, and $15.9 million, which represents 57.5%, 61.4%, and 50.3% of the total interest expense recognized for the years ended June 30, 2025, 2024, and 2023, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate of 8.7%, 8.5%, and 7.2% for the years ended June 30, 2025, 2024, and 2023, respectively.

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

For the years ended June 30, 2025, 2024, and 2023, interest expense related to the AMCF Notes (including loan amortization costs) totaled $0.0 million, $2.5 million, and $5.7 million, which represents 0.0%, 6.3%, and 17.9% of the total interest expense recognized by the Company, respectively.

Prior to repayment, the AMCF Notes' weighted-average effective interest rate was 5.9%.

Leaseback Financing Obligation

As part of the acquisition of AMS in April 2025, the Company assumed a leaseback financing obligation related to AMS's offices in Eagan, Minnesota. The original transaction, entered into by AMS in August 2024, involved the sale of the property followed by a leaseback arrangement. Due to certain economic terms of the lease, the transaction did not qualify for sale-leaseback accounting. Under a failed sale-leaseback arrangement, the property is accounted for as property, plant, and equipment, and the lease is accounted for as a financing obligation.

The carrying amount of the leaseback financing obligation as of June 30, 2025 was $7.6 million, with a remaining term of 15 years and an effective interest rate of 8.6%. The obligation is secured by the underlying property, which had a net book value of $8.3 million as of June 30, 2025. Future minimum payments under the arrangement total $12.6 million, with $0.7 million due within the next 12 months and the remainder spread over the subsequent 14 years. These payments include both principal and interest components, consistent with the terms of the financing obligation. The Company has recorded the current portion of this obligation within accrued liabilities and the noncurrent portion within other liabilities in its consolidated balance sheet, with related interest expense recognized in the consolidated statement of operations. The total interest expense incurred during the year ended June 30, 2025 was $0.2 million.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals and Precious Metals Leases

The Company recorded liabilities on borrowed metals with market values totaling $46.1 million and $32.0 million as of June 30, 2025 and June 30, 2024, respectively, which were included in inventories on the consolidated balance sheet.

Precious metals leases valued at $246.5 million and $99.6 million as of June 30, 2025 and June 30, 2024, respectively, were included in deferred revenue and other advances on the consolidated balance sheet.

For the years ended June 30, 2025, 2024, and 2023, the interest expense related to liabilities on borrowed metals and precious metals leases totaled $5.2 million, $2.0 million, and $1.9 million, which represents 11.2%, 5.0%, and 5.9% of the total interest expense recognized by the Company, respectively. The weighted-average effective interest rate related to liabilities on borrowed metals and precious metals leases was 3.4%, 2.9%, and 3.0% for the years ended June 30, 2025, 2024, and 2023, respectively.

Liabilities on Borrowed Metals

Liabilities may also arise from: (i) unallocated metal positions held by customers in the Company’s inventory, (ii) amounts due to suppliers for the use of their consigned inventory, and (iii) shortages in unallocated metal positions held by the Company in the supplier’s inventory, and (iv) advanced pool metals borrowed under short-term agreements using other precious metals from its inventory as collateral. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or in cash.

Precious Metals Leases

The Company leases precious metals from its suppliers and customers under short-term arrangements, in which the lease terms and interest rates are established at lease inception. The Company has the ability to sell the pool metals advanced. These arrangements can be settled by repayment in similar metals or in cash.

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory upon demand at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the consolidated statements of income. Such obligations totaled $484.7 million and $517.7 million as of June 30, 2025 and June 30, 2024, respectively.

For the years ended June 30, 2025, 2024, and 2023, the interest expense related to product financing arrangements totaled $13.6 million, $9.9 million, and $6.9 million, which represents 29.3%, 25.0%, and 21.7% of the total interest expense recognized by the Company, respectively.

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

Employment and Non-Compete Agreements

As of June 30, 2025, the Company was a party to various employment agreements and non-compete and/or non-solicitation agreements with its employees, including employment agreements with (a) Greg Roberts, our Chief Executive Officer, which expires in June 2027, (b) Thor Gjerdrum, our President, which expires in June 2028, (c) Brian Aquilino, our Chief Operating Officer, which expires in June 2028, and (d) Cary Dickson, our Chief Financial Officer, which expires in June 2026. The Company's employment agreement with Michael Wittmeyer, formerly Chief Executive Officer of JMB, was terminated as of June 30, 2023, at which time the Company and Mr. Wittmeyer entered into a consulting agreement, which expires in June 2027. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items, and the employment agreements and the consulting agreement contain various non-compete and non-solicitation provisions.

Employee Benefit Plan

The Company maintains an employee retirement savings plan for United States employees under the Internal Revenue Code section 401(k). The Company matches a percentage of each employee's contributions in accordance with plan terms. The Company's matching 401(k) contributions totaled $1.5 million, $1.2 million, and $1.0 million for the years ended June 30, 2025, 2024, and 2023, respectively.

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

On April 3, 2025, the Company's board of directors declared a regular cash dividend of $0.20 per share of common stock to stockholders of record at the close of business on April 15, 2025. The dividend was paid on April 29, 2025 and totaled $4.9 million.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of June 30, 2025, 678,997 shares remain authorized for repurchase under the program.

During the year ended June 30, 2025, we repurchased 169,512 shares under the program for $5.1 million, of which 139,455 were repurchased from a related party (see Note 14 for further information). From inception of the program through June 30, 2025, we repurchased a total of 1,321,003 shares for $37.3 million.

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

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of June 30, 2025, 1,379,222 shares were available for issuance of new awards under the 2014 Plan.

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

Stock Options

The Company measures the compensation cost of stock options using the Black-Scholes option pricing model, which uses various inputs such as the market price per share of common stock and estimates that include the risk-free interest rate, volatility, expected life and dividend yield. The weighted-averages for key assumptions used in determining the fair value of options granted were as follows:

	Year Ended June 30,
	2025	2024	2023
Average volatility	50.07%	n/a (1)	47.96%
Risk-free interest rate	4.01%	n/a (1)	3.76%
Weighted-average expected life in years	6.6	n/a (1)	6.0
Dividend yield rate annual	3.15%	n/a (1)	2.10%

(1)
Not applicable; no employee stock options were issued.

The expected volatility was based on a combination of the historical volatility of the Company’s common stock over a period commensurate with the expected term and the implied volatility derived from the market prices of the Company’s traded options. The risk-free interest rate was derived from the average U.S. Treasury yields with a term matching the expected life of the option. The Company uses the simplified method to estimate the expected term as sufficient historical exercise data is not available. The simplified method calculates the expected term as the midpoint between the vesting and contractual terms. The dividend yield was based on the historical and expected dividend payouts as of the respective award grant dates.

The Company incurred compensation expense related to stock options of $0.4 million, $0.7 million and $1.2 million during the years ended June 30, 2025, 2024, and 2023, respectively. As of June 30, 2025, there was total remaining compensation expense of $2.3 million related to employee stock options, which will be recorded over a weighted-average vesting period of approximately 2.9 years. The Company recognizes forfeitures as they occur.

The following table summarizes stock option activity:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)		Weighted-Average Grant Date Fair Value Per Award (1)
Fiscal 2023
Outstanding at June 30, 2022	1,779,460	$7.84	$43,433		$3.51
Granted	10,000	$39.69	$—	(1)	$16.56
Exercised	(343,200)	$6.68	$8,562		$3.57
Outstanding at June 30, 2023	1,446,260	$7.11	$43,882		$3.58
Exercisable at June 30, 2023	1,175,591	$5.02	$38,505		$2.53
Fiscal 2024
Outstanding at June 30, 2023	1,446,260	$7.11	$43,882		$3.58
Exercises	(287,730)	$7.17	$7,720		$3.82
Outstanding at June 30, 2024	1,158,530	$7.10	$29,354		$3.53
Exercisable at June 30, 2024	1,116,866	$6.60	$28,822		$3.32
Fiscal 2025
Outstanding at June 30, 2024	1,158,530	$7.10	$29,354		$3.53
Grants	255,000	$25.43	$—		$10.22
Exercises	(235,668)	$14.03	$6,909		$6.47
Outstanding at June 30, 2025	1,177,862	$9.68	$15,728		$4.39
Exercisable at June 30, 2025	934,529	$5.60	$15,728		$2.88

(1)
The Company issued the options with an exercise price per share not less than the closing market price of common stock on the grant date.

The following table summarizes information about stock options as of June 30, 2025:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$—	$5.00	554,862	4.18	$1.94	554,862	4.18	$1.94
$5.01	$7.50	15,000	1.28	$6.33	15,000	1.28	$6.33
$7.51	$12.50	301,000	0.64	$8.96	301,000	0.64	$8.96
$12.51	$30.00	297,000	9.15	$24.03	53,667	6.43	$18.05
$30.01	$50.00	10,000	7.60	$39.69	10,000	7.60	$39.69
		1,177,862	4.52	$9.68	934,529	3.16	$5.60

The following table summarizes nonvested stock option activity:

	Options	Weighted-Average Grant Date Fair Value Per Award
Nonvested outstanding at June 30, 2024	41,664	$9.23
Granted	255,000	$10.22
Vested	(53,331)	$9.63
Nonvested outstanding at June 30, 2025	243,333	$10.17

Restricted Stock Units

RSUs granted by the Company are not transferable and automatically convert to shares of common stock on a one-for-one basis as the awards vest or at a specified date after vesting. RSUs granted to a non-U.S. citizen are referred to as "deferred stock units" or "DSUs". The Company measures the compensation cost of RSUs based on the closing price of the underlying shares at the grant date. The Company recognizes forfeitures as they occur.

The Company incurred compensation expense related to RSUs of $1.2 million, $1.2 million, and $0.9 million during the years ended June 30, 2025, 2024, and 2023, respectively. As of June 30, 2025, there was $1.6 million of remaining compensation expense related to RSUs, which will be recorded over a weighted-average vesting period of approximately 2.3 years.

The following table summarizes RSU activity:

	Awards Outstanding	Weighted-Average Fair Value per Unit at Grant Date
Fiscal 2023
Nonvested outstanding at June 30, 2022	56,093	$32.58
Granted	35,269	$32.90
Vested & delivered	(17,599)	$32.34
Vested & deferred (1)	(10,176)	$35.36
Nonvested outstanding at June 30, 2023	63,587	$32.37
Vested but subject to deferred settlement at June 30, 2023 (1)	29,370	$24.50
Outstanding at June 30, 2023	92,957	$29.89
Fiscal 2024
Nonvested outstanding at June 30, 2023	63,587	$32.37
Granted	38,135	$28.18
Vested & delivered	(24,696)	$31.69
Vested & deferred (1)	(12,577)	$29.69
Forfeited	(3,132)	$36.19
Nonvested outstanding at June 30, 2024	61,317	$30.61
Vested but subject to deferred settlement at June 30, 2024 (1)	41,947	$26.06
Outstanding at June 30, 2024	103,264	$28.76
Fiscal 2025
Nonvested outstanding at June 30, 2024	61,317	$30.61
Granted	60,235	$24.31
Vested & delivered	(23,093)	$23.64
Vested & deferred (1)	(14,203)	$28.90
Forfeited	(1,566)	$36.19
Nonvested outstanding at June 30, 2025 (2)	82,690	$26.59
Vested but subject to deferred settlement at June 30, 2025 (1)	56,150	$26.78
Outstanding at June 30, 2025 (2)	138,840	$26.67

(1)
Certain RSU holders elected to defer settlement of the RSUs to a specified date. The DSU holder is contractually obligated to defer settlement of the DSUs to a specified date following the holder’s termination of service.
(2)
Includes 3,133 RSUs that vest based on continuous employment and achievement of non-market performance goals through June 30, 2026.

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

The fair value of this liability award is estimated with a Black-Scholes valuation model that uses certain assumptions, such as expected volatility, risk-free interest rate, life of the award, dividend rate and strike price. The Company also estimates the most probable aggregate total of the performance bonus to be paid over the performance period in determining the strike price of the award. The grant date fair value of this liability award was $5.7 million. The fair value of this liability award was $0.9 million as of June 30, 2025 resulting from the following assumptions: a performance bonus estimate of $2.5 million to be paid over the four-year term, a risk-free rate of 3.7%, and an equity volatility of 50.0%.

Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating due to remeasurement of fair value at the end of each reporting period because the award is classified as a liability. The Company recognized compensation expense (income) related to this cash incentive bonus award of ($0.3 million) and $0.8 million during the years ended June 30, 2025 and 2024, respectively.

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

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentrations

The following customer provided 10 percent or more of the Company's revenues (in thousands):

	Year Ended June 30,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$10,978,614	100.0%	$9,699,039	100.0%	$9,286,561	100.0%
Customer concentrations
HSBC Bank (1)	$2,043,128	18.6%	$2,114,253	21.8%	$1,191,436	12.8%

(1)
Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales & Ancillary Services segment.

The following customer accounted for 10 percent or more of the Company's accounts receivable (in thousands):

	June 30, 2025		June 30, 2024
	Amount	Percent	Amount	Percent
Total accounts receivable	$137,723	100.0%	$36,596	100.0%
Customer concentrations
Deutsche Bank AG	$27,700	20.1%	$—	—%

No single customer provided 10 percent or more of the Company's secured loans receivable balances as of June 30, 2025.

Supplier Concentrations

The Company buys precious metals from a variety of sources, including through brokers and dealers, from sovereign and private mints, from refiners and directly from customers. The Company believes that no one supplier or small group of suppliers is critical to its business, since other sources of supply are available that provide similar products on comparable terms.

19. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company identifies its reportable segments based on a management approach as described in Topic 280 Segment Reporting, together with additional factors such as nature of products or services, customer types, and certain economic characteristics of the underlying business. Our Chief Operating Decision Maker ("CODM") is our CEO, Gregory Roberts. Our CODM uses segment net income before provision for income taxes to allocate resources to our segments in our annual planning process and to assess the performance of our segments, primarily by monitoring actual results versus the annual plan. Our operating segments are not evaluated using asset information.

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

Revenue

in thousands	Year Ended June 30,
	2025		2024		2023
Revenue by segment (1)
Wholesale Sales & Ancillary Services	$10,259,300		$9,253,473		$8,753,549
Eliminations of inter-segment sales	(1,563,943)		(1,006,103)		(1,464,410)
Wholesale Sales & Ancillary Services, net of eliminations (2)	8,695,357		8,247,370		7,289,139
Direct-to-Consumer	2,283,257	(a)	1,451,669	(b)	1,997,422	(c)
	$10,978,614		$9,699,039		$9,286,561

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $138.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $14.3 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Includes $3.5 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands	Year Ended June 30,
	2025	2024	2023
Revenue by geographic region
United States	$4,004,172	$4,722,191	$5,634,423
Europe	4,910,399	4,290,701	2,780,015
Canada	1,790,972	599,873	837,504
Asia Pacific	258,098	80,997	26,891
Africa	260	12	-
Australia	14,698	5,265	7,728
South America	15	-	-
	$10,978,614	$9,699,039	$9,286,561

Cost of Sales

in thousands	Year Ended June 30,
	2025	2024	2023
Cost of sales by segment(1)
Wholesale Sales & Ancillary Services	$10,174,345	$9,168,700	$8,626,733
Eliminations and adjustments	(1,564,863)	(1,011,539)	(1,463,272)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	8,609,482	8,157,161	7,163,461
Direct-to-Consumer, net of eliminations	2,158,216	1,368,623	1,828,431
	$10,767,698	$9,525,784	$8,991,892

(1)
The Secured Lending segment earns interest income from its lending activity and has no cost of sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Gross Profit and Gross Margin Percentage

in thousands	Year Ended June 30,
	2025	2024	2023
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$84,955	$84,773	$126,816
Eliminations and adjustments	920	5,436	(1,138)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	85,875	90,209	125,678
Direct-to-Consumer, net of eliminations	125,041	83,046	168,991
	$210,916	$173,255	$294,669
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	0.828%	0.916%	1.449%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	0.988%	1.094%	1.724%
Direct-to-Consumer	5.476%	5.721%	8.460%
Consolidated gross margin percentage	1.921%	1.786%	3.173%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands	Year Ended June 30,
	2025	2024	2023
Operating income (expenses) by segment
Wholesale Sales & Ancillary Services	$(92,627)	$(38,235)	$(34,939)
Eliminations	(508)	(123)	(247)
Wholesale Sales & Ancillary Services, net of eliminations	$(93,135)	$(38,358)	$(35,186)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general, and administrative expenses	$(59,019)	$(45,968)	$(40,181)
Depreciation and amortization expense	(3,909)	(1,860)	(970)
Interest income	15,134	15,730	12,523
Interest expense	(37,709)	(28,252)	(19,660)
Earnings (losses) from equity method investments	(2,982)	3,998	12,575
Other income, net	1,299	1,064	161
Remeasurement gain (loss) on pre-existing equity interests	(5,143)	16,669	—
Unrealized (losses) gains on foreign exchange	(806)	261	366
	$(93,135)	$(38,358)	$(35,186)
Direct-to-Consumer
Selling, general, and administrative expenses	$(78,995)	$(42,456)	$(42,976)
Depreciation and amortization expense	(19,007)	(9,273)	(11,204)
Interest income	146	3	—
Interest expense	(2,255)	(2,838)	(4,098)
Earnings from equity method investments	—	14	—
Other income, net	—	5	142
Unrealized gains (losses) on foreign exchange	(535)	38	—
	$(100,646)	$(54,507)	$(58,136)
Secured Lending
Selling, general, and administrative expenses	$(1,179)	$(1,376)	$(2,125)
Depreciation and amortization expense	(4)	(264)	(351)
Interest income	10,668	11,435	9,708
Interest expense	(6,239)	(8,441)	(7,770)
Earnings from equity method investments	157	32	1
Other income, net	732	1,002	2,360
	$4,135	$2,388	$1,823

Net Income Before Provision for Income Taxes

in thousands	Year Ended June 30,
	2025	2024	2023
Net income (loss) before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$(7,260)	$51,851	$90,492
Direct-to-Consumer	24,395	28,539	110,855
Secured Lending	4,135	2,388	1,823
	$21,270	$82,778	$203,170

Advertising Expense

in thousands	Year Ended June 30,
	2025	2024	2023
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(3,849)	$(2,402)	$(1,639)
Direct-to-Consumer	(19,625)	(12,620)	(14,001)
Secured Lending	(224)	(231)	(237)
	$(23,698)	$(15,253)	$(15,877)

Capital Expenditures for Long-Lived Assets

in thousands	Year Ended June 30,
	2025	2024	2023
Capital expenditures for long-lived assets by segment
Wholesale Sales & Ancillary Services	$(8,973)	$(6,522)	$(3,173)
Direct-to-Consumer	(1,705)	(9,249)	(6,610)
	$(10,678)	$(15,771)	$(9,783)

Inventories

in thousands
	June 30, 2025	June 30, 2024
Inventories by segment
Wholesale Sales & Ancillary Services	$1,049,200	$924,804
Direct-to-Consumer	230,345	172,340
	$1,279,545	$1,097,144

in thousands
	June 30, 2025	June 30, 2024
Inventories by geographic region
United States	$1,150,678	$989,272
North America, excluding United States	52,225	53,648
Europe	32,987	18,519
Asia	43,655	35,705
	$1,279,545	$1,097,144

Total Assets

in thousands
	June 30, 2025	June 30, 2024
Total assets by segment
Wholesale Sales & Ancillary Services (1)	$1,485,370	$1,262,385
Eliminations	(211,144)	(240,380)
Wholesale Sales & Ancillary Services, net of eliminations	1,274,226	1,022,005
Direct-to-Consumer	844,760	690,547
Secured Lending	96,445	115,268
	$2,215,431	$1,827,820

(1)
Our equity method investments and precious metals held under financing arrangements are primarily recorded within our Wholesale Sales & Ancillary Services segment.

in thousands
	June 30, 2025	June 30, 2024
Total assets by geographic region
United States	$1,917,452	$1,539,395
North America, excluding United States	169,864	188,100
Europe	40,625	20,512
Asia	87,490	79,813
	$2,215,431	$1,827,820

Long-term Assets

in thousands
	June 30, 2025	June 30, 2024
Long-term assets by segment
Wholesale Sales & Ancillary Services	$120,348	$109,643
Direct-to-Consumer	349,394	273,933
Secured Lending	2,194	2,041
	$471,936	$385,617

in thousands
	June 30, 2025	June 30, 2024
Long-term assets by geographic region
United States	$334,199	$238,169
North America, excluding United States	106,405	114,475
Europe	2	2
Asia	31,330	32,971
	$471,936	$385,617

Goodwill

in thousands
	June 30, 2025	June 30, 2024
Goodwill by segment
Wholesale Sales & Ancillary Services	$39,191	$29,915
Direct-to-Consumer(1)	189,459	170,022
	$228,650	$199,937

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	June 30, 2025	June 30, 2024
Intangible assets by segment
Wholesale Sales & Ancillary Services	$18,322	$12,586
Direct-to-Consumer(1)	118,992	89,077
	$137,314	$101,663

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.

20. SUBSEQUENT EVENTS

Dividend

On August 1, 2025, the Company paid a regular cash dividend of $0.20 per share to stockholders of record as of July 18, 2025.

Credit Agreement

On August 21, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with the other loan parties thereto, the lenders party thereto and CIBC Bank USA as administrative agent for the lenders. The A&R Credit Agreement amends and restates in its entirety the Company’s Credit Agreement, dated December 21, 2021, as amended, which provides the Company with a revolving credit facility (the “Original Credit Agreement”).

The A&R Credit Agreement, among other things: (a) extends the Termination Date of the Original Credit Agreement to the earlier to occur of September 30, 2027 or such other date on which the Commitments (as defined) terminate pursuant to Section 5 or Section 13 of the A&R Credit Agreement, (b) decreases the Revolving Commitment (as defined) from $467,000,000 to $422,500,000, and (c) increases the amount of the Permitted Secured Lease Obligations (as defined) from $200,000,000 to $400,000,000. The A&R Credit Agreement also modifies certain covenants of the Original Credit Agreement.

This description is qualified by reference to the text of the Amended and Restated Credit Agreement, which is filed as Exhibit 10.24 to this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and President (our "Certifying Officers"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework ("2013 framework"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2025 based on criteria in Internal Control –Integrated Framework issued by the COSO.

Management's evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2025 did not include internal controls over financial reporting for SGI or Pinehurst that we acquired in February 2025 or AMS that we acquired in April 2025. SGI comprised approximately 6% of our total assets as of June 30, 2025 and less than 2% of our total revenues for the year ended June 30, 2025. Pinehurst comprised approximately 2% of our total assets as of June 30, 2025 and less than 1% of our total revenues for the year ended June 30, 2025. AMS comprised approximately 4% of our total assets as of June 30, 2025 and less than 1% of our total revenues for the year ended June 30, 2025.

Grant Thornton LLP, an independent registered public accounting firm, has issued its report on the Company’s internal control over financial reporting as of June 30, 2025, which appears elsewhere in this Form 10-K.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2025.

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

3.3**^

Agreement and Plan of Merger by and among A-Mark Precious Metals, Inc. and SGI Acquisition I Corp., et al, dated January 30, 2025. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on February 4, 2025

4.1**	Description of Securities of Registrant. Incorporated by reference to Exhibit 4.1 to the Report on Form 10-K filed on September 12, 2023.

10.04**

Lease Agreement, dated as of July 7, 2016, between The Plaza CP LLP and A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 10.6 to the Report on Form 10-K for the year ended June 30, 2016.

10.05**^	Non-Employee Director Compensation Policy, as amended and restated on November 15, 2023. Incorporated by reference to Exhibit 10.9 to the Report on Form 10-K for the year ended June 30, 2024.

10.06^

Stock Ownership Guidelines for Directors, effective April 29, 2021, as amended on August 20, 2024. Incorporated by reference to Exhibit 10.10 to the Report on Form 10-K for the year ended June 30, 2024.

10.07^	Form of Restricted Stock Units Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q filed on May 14, 2021.

10.08^	Form of Deferred Stock Units Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q filed on May 14, 2021.
10.09*^	Amended and Restated 2014 Stock Award And Incentive Plan.

10.10**^

Amended and Restated Employment Agreement, dated February 14, 2023, between the Company and Gregory N. Roberts. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on February 17, 2023.

10.11*^	Employment Agreement, dated April 10, 2025, between A-Mark Precious Metals, Inc. and Thor Gjerdrum.

10.12*^	Employment Agreement, dated April 10, 2025, between A-Mark Precious Metals, Inc. and Brian Aquilino.

10.13*^	Employment Agreement, dated April 10, 2025, between A-Mark Precious Metals, Inc. and Cary Dickson.

10.14*^	Consulting Agreement, as amended and restated June 16, 2025, between A-Mark Precious Metals, Inc. and Michael R. Wittmeyer.

10.15^	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed on May 10, 2023.

10.16**

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

10.17**

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

10.18**

Joinder and Third Amendment to Credit Agreement, effective as of September 30, 2022, by and among A-Mark Precious Metals, Inc., the Lenders party thereto, CIBC Bank USA, as administrative agent for the Lenders, and certain other parties thereto. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on November 8, 2022

10.19**

Fourth Amendment to Credit Agreement, effective as of December 8, 2022, by and among A-Mark Precious Metals, Inc., the Lenders party thereto, CIBC Bank USA, as administrative agent for the Lenders, and certain other parties thereto. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed on February 8, 2023.

10.20**	Waiver and Fifth Amendment to Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q filed on May 10, 2023.

10.21**	Eighth Amendment to Credit Agreement. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed on February 8, 2024.

10.22**

Joinder, Incremental Assumption Agreement and Ninth Amendment to Credit Agreement, effective as of June 24, 2024, by and among A-Mark Precious Metals, Inc., the other Loan Parties party thereto, the Lenders party hereto, and CIBC BANK USA, as administrative agent for the Lenders. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on June 26, 2024.

10.23*	Joinder to Guaranty and Collateral Agreement, dated as of April 18, 2025 with CIBC Bank USA as administrative agent for the Company's lenders

10.24*

Amended and Restated Credit Agreement, dated August 21, 2025, between A-Mark Precious Metals, Inc., as Borrower, and Cooperatieve Rabobank U.A., New York Branch, as Joint Lead Arranger, Brown Brothers Harriman as Joint Lead Arranger, California Bank & Trust, as Joint Lead Arranger, CIBC Bank USA, as Agent and Joint Lead Arranger, and various financial institutions party thereto as Lenders.

10.25**

Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of November 21, 2014. Incorporated by reference to Exhibit 10.23 to the Report on Form 10-K for the year ended June 30, 2015.

10.26**

First Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of August 28, 2015. Incorporated by reference to Exhibit 10.24 to the Report on Form 10-K for the year ended June 30, 2015.

10.27**	Second Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of November 20, 2015.

10.28**	Third Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of April 20, 2018.

10.29**	Fourth Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of November 17, 2023.

10.30**	Fifth Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of March 3, 2024.

10.31**	Sixth Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of June 20, 2024.

10.32*^	Form of Stock Option Agreement for senior executives.

14.1**	Code of Business Conduct and Ethics, effective as of May 6, 2024. Incorporated by reference to Exhibit 14.1 to the Report on Form 10-Q filed on May 9, 2024.

19**	A-Mark Precious Metals, Inc. Insider Trading Policy, as amended May 10, 2024.

21*	List of Subsidiaries of A-Mark Precious Metals, Inc.

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

97**^	Incentive-Based Compensation Recovery Policy, adopted October 27, 2023. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed November 8, 2023.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104*	Cover Page interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Previously filed

^ Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.

Date:	September 10, 2025	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	September 10, 2025	By:	/s/ Thor Gjerdrum
Thor Gjerdrum
President
(Acting Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Director	September 10, 2025
Jeffrey D. Benjamin	(Chairman of the Board of Directors)

/s/ Gregory N. Roberts	Chief Executive Officer and Director	September 10, 2025
Gregory N. Roberts	(Principal Executive Officer)

/s/ Thor Gjerdrum	President	September 10, 2025
Thor Gjerdrum	(Acting Principal Financial Officer and Principal Accounting Officer)

/s/ Ellis Landau	Director	September 10, 2025
Ellis Landau

/s/ Beverley Lepine	Director	September 10, 2025
Beverley Lepine

/s/ Carol Meltzer	Director	September 10, 2025
Carol Meltzer

/s/ John U. Moorhead	Director	September 10, 2025
John U. Moorhead

/s/ Jess M. Ravich	Director	September 10, 2025
Jess M. Ravich

/s/ Monique Sanchez	Director	September 10, 2025
Monique Sanchez

/s/ Kendall Saville	Director	September 10, 2025
Kendall Saville

/s/ Michael R. Wittmeyer	Director	September 10, 2025
Michael R. Wittmeyer