Form 10-Q
period 2025-09-30
A-Mark Precious Metals, Inc.
filed 2025-11-07
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 24,644,386 shares of common stock, par value $0.01 per share outstanding.

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2025

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to the Condensed Consolidated Financial Statements and Notes thereof

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2025	June 30, 2025
	(unaudited)
ASSETS
Current assets
Cash	$89,221	$77,741
Receivables, net	283,140	137,723
Derivative assets	390,174	134,515
Secured loans receivable	103,633	94,037
Inventories:
Inventories	846,066	794,812
Restricted inventories	377,028	484,733
	1,223,094	1,279,545
Income tax receivable	4,572	4,575
Prepaid expenses and other assets	17,468	15,359
Total current assets	2,111,302	1,743,495
Operating lease right of use assets	21,517	22,843
Property, plant, and equipment, net	45,519	45,509
Goodwill	228,696	228,650
Intangibles, net	132,107	137,314
Long-term investments	31,659	33,015
Other long-term assets	8,571	4,605
Total assets	$2,579,371	$2,215,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Liabilities on borrowed metals	$58,649	$46,051
Product financing arrangements	377,028	484,733
Accounts payable and other payables	80,021	22,248
Deferred revenue and other advances	779,621	426,904
Derivative liabilities	213,853	96,177
Accrued liabilities	29,716	34,021
Notes payable	4,194	3,994
Total current liabilities	1,543,082	1,114,128
Lines of credit	290,000	345,000
Notes payable	3,339	3,349
Deferred tax liabilities	18,202	18,335
Other liabilities	27,653	31,948
Total liabilities	1,882,276	1,512,760
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of September 30, 2025 or June 30, 2025	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 24,644,386 and 24,639,386 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	247	247
Additional paid-in capital	185,382	184,998
Accumulated other comprehensive income	206	212
Retained earnings	458,137	464,059
Total A-Mark Precious Metals, Inc. stockholders’ equity	643,972	649,516
Noncontrolling interests	53,123	53,155
Total stockholders’ equity	697,095	702,671
Total liabilities and stockholders’ equity	$2,579,371	$2,215,431

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data; unaudited)

	Three Months Ended September 30,
	2025	2024
Revenues	$3,680,766	$2,715,096
Cost of sales	3,607,869	2,671,653
Gross profit	72,897	43,443
Selling, general, and administrative expenses	(59,822)	(26,617)
Depreciation and amortization expense	(7,583)	(4,709)
Interest income	5,571	7,087
Interest expense	(12,600)	(9,987)
Earnings (losses) from equity method investments	(908)	578
Other income, net	2,233	200
Unrealized (losses) gains on foreign exchange	(99)	178
Net (loss) income before provision before income taxes	(311)	10,173
Income tax expense	(660)	(1,755)
Net (loss) income	(971)	8,418
Net loss attributable to noncontrolling interests	(32)	(566)
Net (loss) income attributable to the Company	$(939)	$8,984
Basic and diluted net (loss) income per share attributable to A-Mark Precious Metals, Inc.:
Basic	$(0.04)	$0.39
Diluted	$(0.04)	$0.37

Weighted-average shares outstanding:
Basic	24,696,600	23,028,600
Diluted	24,696,600	23,979,500

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data; unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Treasury Stock		Total A-Mark Precious Metals, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2024	23,965,427	$240	$168,771	$466,838	$61	(1,012,036)	$(28,277)	$607,633	$54,223	$661,856
Net income	—	—	—	8,984	—	—	—	8,984	(566)	8,418
Share-based compensation	—	—	320	—	—	—	—	320	—	320
Cumulative translation adjustment, net of tax	—	—	—	—	106	—	—	106	—	106
Exercise of share-based awards	230,668	2	3,279	—	—	—	—	3,281	—	3,281
Dividends declared	—	—	2	(9,266)	—	—	—	(9,264)	—	(9,264)
Balance, September 30, 2024	24,196,095	$242	$172,372	$466,556	$167	(1,012,036)	$(28,277)	$611,060	$53,657	$664,717

Balance, June 30, 2025	24,639,386	$247	184,998	$464,059	$212	—	$—	$649,516	$53,155	$702,671
Net loss	—	—	—	(939)	—	—	—	(939)	(32)	(971)
Share-based compensation	—	—	375	—	—	—	—	375	—	375
Cumulative translation adjustment, net of tax	—	—	—	—	(6)	—	—	(6)	—	(6)
Exercise of share-based awards	5,000	—	6	—	—	—	—	6	—	6
Dividends declared	—	—	3	(4,983)	—	—	—	(4,980)	—	(4,980)
Balance, September 30, 2025	24,644,386	$247	$185,382	$458,137	$206	—	$—	$643,972	$53,123	$697,095

See accompanying Notes to the Condensed Consolidated Financial Statements

A-MARK PRECIOUS METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(971)	$8,418
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	7,583	4,709
Amortization of loan cost	1,635	665
Share-based compensation	375	320
Losses (earnings) from equity method investments	908	(578)
Other	(1,796)	1,254
Changes in assets and liabilities:
Receivables, net	(148,477)	(35,235)
Secured loans made to affiliates	—	(4,816)
Derivative assets	(255,659)	5,999
Income tax receivable	3	(776)
Precious metals held under financing arrangements	—	(5,288)
Inventories	56,451	(180,155)
Prepaid expenses and other assets	(2,118)	(987)
Accounts payable and other payables	57,772	(8,119)
Deferred revenue and other advances	352,717	64,270
Derivative liabilities	117,676	19,294
Liabilities on borrowed metals	12,598	7,494
Accrued liabilities	(3,280)	(3,998)
Net cash provided by (used in) operating activities	195,417	(127,529)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(1,974)	(607)
Secured loans receivable, net	(9,590)	16,001
Other	155	87
Net cash (used in) provided by investing activities	(11,409)	15,481
Cash flows from financing activities:
Product financing arrangements, net	(107,705)	24,000
Dividends paid	(4,984)	(4,633)
Borrowings under lines of credit	371,000	542,000
Repayments under lines of credit	(426,000)	(450,000)
Proceeds from notes payable to related party	200	—
Repayments on notes payable to related party	—	(1,672)
Debt funding issuance costs	(2,641)	(2,640)
Proceeds from the exercise of share-based awards	6	3,281
Other	(2,404)	—
Net cash (used in) provided by financing activities	(172,528)	110,336
Net increase (decrease) in cash	11,480	(1,712)
Cash, beginning of period	77,741	48,636
Cash, end of period	$89,221	$46,924
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$10,594	$10,981
Income taxes paid	$697	$2,732
Income taxes refunded	$58	$200
Non-cash investing and financing activities:
Declared distributions and unpaid dividends	$1	$4,631
Property, plant, and equipment acquired on account	$(464)	$—

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

Through its wholly-owned subsidiary TDS, the Company offers a variety of managed storage options for precious metals products to financial institutions, dealers, investors, and collectors around the world.

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

The Company acquired SGI in February 2025. SGI is the parent of Stack’s-Bowers Numismatics LLC, d/b/a Stack’s Bowers Galleries ("Stack's Bowers Galleries"), one of the world's largest rare coin and currency auction houses and a leading dealer specializing in numismatic and bullion products. SGI is also the majority owner of Spectrum Wine, a global auctioneer, retailer, and storage provider of fine and rare wine. SGI's financial results in periods following the acquisition attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment, and the financial results in periods following the acquisition attributable to its auction and retail operations are included in our Direct-to-Consumer segment. (As used herein, and as the context may require, the term "SGI" refers to Spectrum Group International, Inc. and its successor company Spectrum Group International, LLC.)

In 2019, the Company acquired its initial 10% ownership interest in Pinehurst. In 2021, the Company made an incremental investment to increase its ownership interest in Pinehurst to 49%. In February 2025, the Company acquired the additional 51% ownership interest in Pinehurst it did not previously own. Founded in 2005, Pinehurst services the wholesale and retail marketplace and is one of the nation's largest e-commerce retailers of modern and numismatic certified coins on eBay. Pinehurst's financial results attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment, and the financial results attributable to its retail operations are included in our Direct-to-Consumer segment.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), SGI, Pinehurst, AMS Holding, LLC ("AMS"), AM LPM Singapore PTE Ltd., and through its investment in Silver Gold Bull, Inc. ("SGB"). As of September 30, 2025, JMB had several wholly-owned subsidiaries, including: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AM IP Assets, LLC ("AMIP"). SGB and Goldline each have a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these notes to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

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

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of September 30, 2025, the dividend was paid in full, including a dividend paid to the Company from SGB in September 2024 of $7.5 million.

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

AMS

A-Mark, in connection with its acquisition of LPM in February 2024, formed a joint venture with Stack's Bowers Galleries and Pinehurst to acquire a 10% interest in AMS Holding, LLC ("AMS"). In April 2025, A-Mark acquired the remaining 90% of its outstanding equity interests it did not previously own. A-Mark had supplied bullion and related products to AMS for over ten years. The foundation of AMS brings together four decades of collector relationships with modern technology and compelling coin offerings that are sold through the GOVMINT brand and continues the Company's strategy to expand its footprint into the luxury precious metals market.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements reflect the financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, and majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary. In addition to A-Mark, our consolidated financial statements include the accounts of: AMTAG, TDS, AMGL, AMST, AM/LPM Ventures, SGI, Pinehurst, AM Precious Metals Singapore PTE Ltd., JMB, Goldline, SGB, AMS, AM LPM Singapore PTE Ltd., and CFC. Intercompany accounts and transactions are eliminated.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2025 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2025 Annual Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and June 30, 2025.

Allowance for Credit Losses

ASC 326 prescribes a credit reserving methodology known as the Current Expected Credit Loss ("CECL") model which applies to financial assets measured at amortized cost, including accounts receivable, contract assets and held-to-maturity loan receivables. Under the CECL model, we identify allowances for credit losses based on future expected losses when accounts receivable, contract assets or held-to-maturity loan receivables are created rather than when losses are probable.

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

We evaluate our long-term investments for impairment annually or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an ongoing evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments were VIEs as of September 30, 2025 and June 30, 2025.

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

Revenue from Contracts with Customers

The Company recognizes its sale of collectible coins, storage, logistics, licensing, specialized auction, and other services revenues in accordance with ASC 606, Revenue from Contracts with Customers. In aggregate, these types of revenues account for approximately 3% of the Company's consolidated revenues, or approximately $122.4 million during the three months ended September 30, 2025.

Approximately 99% of the Company’s revenue from contracts with customers under ASC 606 consist of sales of numismatic products. Set forth below are the Company's two main methods of delivering numismatic product to customers which dictate how and when revenue is recognized:

E-commerce, wholesale, physical retail and phone sales (Pinehurst, SGI and AMS). Under these arrangements, the contract is normally established once the order is placed by the customer, which can be through email, e-commerce order or verbally with a sales representative. Within each contract, each item ordered represents a distinct performance obligation, and revenue is recognized upon delivery of each item. The title to the product transfers to the customer at the time of delivery. There is no variable consideration relating to this type of revenue.

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

The Company offers returns to its customers under a stated return policy where the customer can return the product within an allotted timeline and receive a refund. Revenue is recorded, net of a provision for anticipated returns, which is recorded at each reporting period based on historical experience and current expectations.

Costs to obtain the contract with the customer, such as sales commissions paid to internal sales representatives and related wages, are expensed as incurred as they are not expected to be recovered.

The Company acts as the principal in these transactions.

Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities and are excluded from revenue. The Company elected to account for shipping and handling as activities to fulfill the promise to transfer the goods. Therefore, shipping and handling fees that are billed to the customer are recognized in revenue and the associated shipping and handling costs are recognized in cost of sales when control of the goods transfers to the customer.

Auctions (SGI). For a single auction transaction, there are normally two contracts established with two separate customers resulting in two different revenue streams (sellers commission and buyer’s premium) earned from two different parties – the seller (or consignor) and the buyer. As the Company does not control the underlying inventory and its responsibility is to facilitate a buy-and-sell transaction, the Company is acting as an agent in auction transactions, and revenue is recorded on a net basis.

The Company’s performance obligation to the seller is to sell the consigned product through the auction platform. As part of auctioning the consigned item, the Company provides services (marketing, cataloging and others) that are treated as a single performance obligation since they are not distinct and are highly dependent and interrelated within the context of the auction contract. The costs for these services are capitalized and expensed once the auction is completed. Contract assets were not material for any period presented. The Company holds the consigned item as an agent for consignor until title of the consigned item passes directly from the consignor to the buyer. The transaction price is determined based on the hammer price and as a percentage of the winning bid as outlined in the consignor contract. There is no variable consideration relating to the seller’s commission. As the Company is paid by the buyer before the seller can be paid, collection is deemed probable. Once the product is delivered to the buyer, the performance obligation is satisfied and revenue and related expenses are recognized.

The Company’s performance obligation to the buyer is to deliver the consigned product to the bidder that won the product at an auction. At the end of an auction, the Company invoices the winning bidder and upon receipt of payment, the Company packages and delivers the items to the winning bidder. The transaction price is determined by the published buyer’s premium amount (typically 20% of the hammer price). The revenue the Company earns is the buyer's premium and the remainder of the price (the hammer price) is forwarded to the seller. There is no variable consideration on the sales. Customers with established credit may receive the items before payment is collected. Once the product is delivered, the performance obligation is satisfied. Based on the payment prior to shipment and established credit policies, collection is deemed probable.

The Company does not offer returns relating to auction sales. Costs involved with fulfilling the contracts in auctions (cataloging, appraising, preparation and performance of an auction, and delivery of goods to winning bidders) are recorded as prepaid assets and expensed at the conclusion of the related auctions.

Contract Liabilities

Contract liabilities consist of deferred revenue resulting from unfulfilled performance obligations, such as items shipped but not delivered and orders paid or partially paid from certain customers prior to shipment. Contract liabilities were $9.1 million and $6.9 million as of September 30, 2025 and June 30, 2025, respectively. Our contract liabilities are expected to be recognized as revenue within next 12 months.

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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the Trading Credit Facility are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $1.6 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively.

Earnings from Equity Method Investments

The Company's proportional interest in the reported earnings or losses from equity method investments is shown on the condensed consolidated statements of income as earnings (losses) from equity method investments.

Other Income, Net

The Company's other income, net is comprised of royalty and consulting income, which is recognized when earned, gains or losses on other investments, and fair value adjustments to our acquisition-related contingent consideration liabilities.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $9.8 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs totaled $7.2 million and $6.1 million for the three months ended September 30, 2025 and 2024, respectively.

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

A reconciliation of shares used in calculating basic and diluted earnings per common share is presented below (in thousands):

	Three Months Ended September 30,
	2025	2024
Basic weighted-average shares of common stock outstanding	24,697	23,029
Effect of common stock equivalents	—	951
Diluted weighted-average shares outstanding	24,697	23,980

Since the Company reported a net loss for the three months ended September 30, 2025, all potentially dilutive shares of common stock would have been antidilutive for the period. The anti-dilutive shares excluded from the table above were 745,047 and 10,000 for the three months ended September 30, 2025 and 2024, respectively. Actual common shares outstanding totaled 24,644,386 and 23,184,059 as of September 30, 2025 and 2024, respectively.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update ("ASU").

Recently Issued Accounting Standards not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates the guidance on income tax disclosures to require entities to disclose specific categories within the rate reconciliation, provide additional information for reconciling items that meet certain quantitative thresholds, and provide additional information about income taxes paid. This update is effective for our 2026 fiscal year Form 10-K; early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This ASU will be effective for the Company for the first fiscal quarter of 2029, and may be adopted either prospectively, retrospectively, or through modified retrospective application. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

Acquisition-related Contingent Consideration.

LPM

We may be required to pay contingent consideration up to $37.5 million in cash in connection with the acquisition of LPM if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets are met for 2024, 2025, and 2026. As of the acquisition date, the fair value of this contingent consideration was $2.8 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, include the timing and likelihood of achieving the related EBITDA targets, which are based on management’s prospective financial information and are reassessed at each reporting date, with changes reflected in earnings. As of September 30, 2025, the fair value of the contingent consideration was $1.4 million, $1.3 million of which was classified as accrued liabilities and the remainder as other liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of LPM is measured at fair value at each reporting period using a Monte Carlo Simulation model ("MCS model") with Level 3 unobservable inputs including estimated future cash flows generated by LPM, discount rates, and earnings volatility. Key assumptions used in the MCS model as of September 30, 2025 were an EBITDA risk premium of 10.0%, an EBITDA volatility of 60.0%, and a risk-free rate based on the USD yield curve between 3.6% and 4.2%. During the three months ended September 30, 2025 and 2024, we recorded an increase (reduction) of $0.2 million and ($0.2 million), respectively, to our contingent consideration reflected in earnings.

Pinehurst

We may be required to pay contingent consideration up to $5.3 million in cash in connection with the acquisition of Pinehurst if certain pre-tax earnings targets are met through the third anniversary of the acquisition as well as if certain net tangible asset thresholds were met as of June 30, 2025. As of the acquisition date, the fair value of this contingent consideration was $0.7 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of September 30, 2025, the fair value of the contingent consideration was $0.4 million, which was classified as other liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of Pinehurst is measured at fair value at each reporting period primarily using an MCS model with Level 3 unobservable inputs including estimated future cash flows generated by Pinehurst, discount rates, and pre-tax earnings volatility. Key assumptions used in the MCS model as of September 30, 2025 were a pre-tax earnings risk premium of 19.6%, a pre-tax earnings volatility of 80.0%, and a risk-free rate based on the USD yield curve between 3.6% and 4.0%. During the three months ended September 30, 2025, we recorded a reduction of $0.4 million to our contingent consideration reflected in earnings.

AMS

We may be required to pay contingent consideration of up to an additional $9.0 million in cash based upon the achievement of certain performance benchmarks. Selling shareholders may also receive up to an additional $3.0 million in cash based upon the achievement of financial targets when certain inventory is sold. As of the acquisition date, the fair value of this contingent consideration was $5.9 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of September 30, 2025, the fair value of the contingent consideration was $1.2 million, of which $0.6 million was classified as accrued liabilities, with the remainder classified as other liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of AMS is measured at fair value at each reporting period primarily using an MCS model with Level 3 unobservable inputs including estimated future cash flows generated by AMS, discount rates, and EBITDA volatility. Key assumptions used in the MCS model as of September 30, 2025 were an EBITDA risk premium of 12.7%, an EBITDA volatility of 60.0%, and a risk-free rate based on the USD yield curve between 3.6% and 3.8%. During the three months ended September 30, 2025, we recorded a reduction of $2.3 million to our contingent consideration reflected in earnings as well as remitted a contingent consideration payment to the former owners of AMS of $2.4 million related to the sale of certain inventory.

Stock Payable Liability. In February 2025, the Company consummated the acquisition of SGI, formerly a related party, under the terms of a merger agreement. Certain major stockholders of SGI agreed to indemnify the Company for breaches by SGI of its representations and covenants under the merger agreement. Stock payable liabilities relate to shares held back from these major stockholders of SGI. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 1 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date of the business combination. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. During the three months ended September 30, 2025, the change in fair value related to stock payable liabilities recorded to other income (expense), net was expense of $0.2 million. The stock payable liability will be settled in two tranches: the first on November 30, 2025 and the second on August 31, 2026, in each case less a number of shares equal in value to any indemnification claims as of the respective dates.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis, aggregated by each fair value hierarchy level (in thousands):

	September 30, 2025
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$1,142,812	$—	$—	$1,142,812
Derivative assets — open sale and purchase commitments, net	390,126	—	—	390,126
Derivative assets — futures contracts	7	—	—	7
Derivative assets — forward contracts	41	—	—	41
Total assets, valued at fair value	$1,532,986	$—	$—	$1,532,986
Liabilities:
Liabilities on borrowed metals	$58,649	$—	$—	$58,649
Product financing arrangements	377,028	—	—	377,028
Derivative liabilities — open sale and purchase commitments, net	51,228	—	—	51,228
Derivative liabilities — margin accounts	8,333	—	—	8,333
Derivative liabilities — futures contracts	53,388	—	—	53,388
Derivative liabilities — forward contracts	100,904	—	—	100,904
Acquisition-related contingent consideration	—	—	3,059	3,059
Stock payable liability	1,730	—	—	1,730
Total liabilities, valued at fair value	$651,260	$—	$3,059	$654,319

(1)
Collectible coin inventory totaling $80.3 million was held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

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

4. RECEIVABLES, NET

Receivables, net consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Customer trade receivables	$150,913	$88,135
Wholesale trade advances	22,422	25,008
Due from brokers and other	109,805	24,580
	$283,140	$137,723

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans (in thousands):

	September 30, 2025	June 30, 2025
Secured loans originated	$94,911	$83,360
Secured loans acquired	8,722	10,677
	$103,633	$94,037

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

As of September 30, 2025 and June 30, 2025, our secured loans carried weighted-average effective interest rates of 10.1% and 10.2%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows (in thousands):

	September 30, 2025		June 30, 2025
Bullion	$62,590	60.4%	$54,843	58.3%
Numismatic and semi-numismatic	32,946	31.8%	32,439	34.5%
Graded sports cards	8,097	7.8%	6,755	7.2%
	$103,633	100.0%	$94,037	100.0%

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

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more (in thousands):

	September 30, 2025		June 30, 2025
Loan-to-value of less than 75%	$97,103	93.7%	$82,936	88.2%
Loan-to-value of 75% or more	6,530	6.3%	11,101	11.8%
	$103,633	100.0%	$94,037	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of September 30, 2025 and June 30, 2025.

Non-Performing Loans/Impaired Loans

Allowance for secured loan credit losses attributable to non-performing loans is recorded based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default. In the event a loan were to become non-performing and the collateral is not sufficient to satisfy amounts due, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of September 30, 2025 and June 30, 2025, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Historically, the Company has not established an allowance for any credit losses because the Company maintains sufficient collateral to satisfy amounts due. Customer loans are reviewed for impairment and include loans that are non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income. For the three months ended September 30, 2025 and 2024, the Company incurred no loan impairment costs, and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. The following table summarizes the components of our inventory (in thousands):

	September 30, 2025	June 30, 2025
Inventory held for sale	$574,866	$558,024
Repurchase arrangements with customers	130,007	116,546
Consignment arrangements with customers	2,262	5,998
Collectible coins, held at lower of cost or net realizable value	80,282	68,193
Borrowed precious metals	58,649	46,051
Product financing arrangements	377,028	484,733
	$1,223,094	$1,279,545

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding collectible coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, or product financing arrangements. As of September 30, 2025 and June 30, 2025, inventory held for sale totaled $574.9 million and $558.0 million, respectively.

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

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of September 30, 2025 and June 30, 2025, included within inventories is $130.0 million and $116.5 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of September 30, 2025 and June 30, 2025 totaled $2.3 million and $6.0 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Collectible Coins. Our collectible coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of collectible coins is influenced more by supply and demand determinants than by the underlying spot price of the precious metal content of the collectible coins. The value of collectible coins is not subject to the same level of volatility as bullion coins because our collectible coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our collectible coins are not hedged and totaled $80.3 million and $68.2 million as of September 30, 2025 and June 30, 2025, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $58.6 million and $46.1 million as of September 30, 2025 and June 30, 2025, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement repurchase date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $377.0 million and $484.7 million as of September 30, 2025 and June 30, 2025, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of September 30, 2025 and June 30, 2025, the unrealized gains or losses resulting from the difference between market value and cost of physical inventory, excluding collectible coin inventory, were gains of $150.0 million and gains of $94.8 million, respectively.

Premium Component of Inventory

The premium component, at market value, included in the inventory as of September 30, 2025 and June 30, 2025 totaled $29.6 million and $35.3 million, respectively.

7. LEASES

Components of lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Operating lease costs	$1,663	$709
Variable lease costs	487	182
Short term lease costs	73	10
Finance lease costs	28	7
	$2,251	$908

For the three months ended September 30, 2025, we made cash payments of $1.6 million for operating lease obligations. These payments are included in operating cash flows. As of September 30, 2025, the weighted-average remaining lease term under our capitalized operating leases was 5.2 years, while the weighted-average discount rate for our operating leases was approximately 6.1%.

The future undiscounted cash flows for each of the next five years and thereafter, and reconciliation to the lease liabilities as of September 30, 2025 for our operating leases were as follows (in thousands):

Fiscal Year ending June 30,	Operating Leases
2026 (remainder)	$4,956
2027	5,669
2028	4,710
2029	3,612
2030	2,891
Thereafter	4,498
Total lease payments	26,336
Imputed interest	(3,959)
Total operating lease liability	$22,377	(1)
Operating lease liability - current	$5,196	(2)
Operating lease liability - long-term	17,181	(3)
	$22,377	(1)

(1)
Represents the present value of the operating lease liabilities as of September 30, 2025.
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

For information regarding the Company's related party leases, refer to Note 14.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Computer software	$18,981	$16,915
Plant equipment	15,053	12,501
Leasehold improvements	10,687	7,605
Office furniture, and fixtures	6,378	5,766
Computer equipment	6,996	6,208
Building and other	9,707	9,707
Total depreciable assets	67,802	58,702
Less: Accumulated depreciation and amortization	(32,423)	(30,013)
Property and equipment not placed in service	7,420	14,101
Land	2,720	2,719
Property, plant, and equipment, net	$45,519	$45,509

Property, plant and equipment depreciation and amortization expense was $2.4 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles are described below (dollar amounts in thousands):

			September 30, 2025				June 30, 2025
	Estimated Useful Lives (Years)	Remaining Weighted-Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	4 - 15	4.4	$116,568	$(70,714)	$—	$45,854	$116,568	$(66,215)	$—	$50,353
Developed technology	4	2.8	21,836	(14,070)	—	7,766	21,836	(13,362)	—	8,474
Non-compete and other	3 - 5	2.0	2,310	(2,306)	—	4	2,310	(2,306)	—	4
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			141,009	(87,385)	—	53,624	141,009	(82,178)	—	58,831
Trade names and trademarks	Indefinite	Indefinite	69,658	—	(1,290)	68,368	69,658	—	(1,290)	68,368
Domain name	Indefinite	Indefinite	8,615	—	—	8,615	8,615	—	—	8,615
In-process research and development	Indefinite	Indefinite	1,500	—	—	1,500	1,500	—	—	1,500
Identifiable intangible assets			$220,782	$(87,385)	$(1,290)	$132,107	$220,782	$(82,178)	$(1,290)	$137,314

Goodwill	Indefinite	Indefinite	$230,060	$—	$(1,364)	$228,696	$230,014	$—	$(1,364)	$228,650

The Company's intangible assets are subject to amortization except for trade names, trademarks, domain names and in-process research and development assets, which have indefinite lives. Amortization expense related to the Company's intangible assets was $5.2 million and $3.9 million for the three months ended September 30, 2025 and 2024, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

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

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years and thereafter is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026 (remainder)	$15,385
2027	15,564
2028	12,013
2029	5,613
2030	2,896
Thereafter	2,153
$53,624

10. LONG-TERM INVESTMENTS

The following table shows the carrying value and ownership percentage of the Company's investment in privately-held entities accounted for either under the equity or cost method (in thousands):

	September 30, 2025		June 30, 2025
Investee	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Sunshine Minting, Inc.	16,564	44.9%	17,876	44.9%
Company A	—	—%	283	33.3%
Company B	2,230	50.0%	2,194	50.0%
Texas Precious Metals, LLC	7,673	12.0%	7,547	12.0%
Atkinsons Bullion & Coins	3,919	25.0%	3,733	25.0%
Company C	15	33.3%	43	33.3%
Company D	975	20.0%	1,009	20.0%
Company E	283	5.0%	330	5.0%
	$31,659		$33,015

We consider all of our equity method investees to be related parties. See Note 14 for a summary of the Company's aggregate balances and activity with these related party entities. All of the Company's investees are accounted for using the equity method, with the exception of Company A, which was accounted for using the cost method and is not considered a related party.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Trade payables to customers	$69,105	$12,814
Other accounts payable	10,916	9,434
Accounts payable and other payables	$80,021	$22,248

Deferred revenue	$34,917	$19,866
Advances from customers	744,704	407,038
Deferred revenue and other advances	$779,621	$426,904

As of September 30, 2025 and June 30, 2025, advances from customers included $255.2 million and $246.5 million, respectively, of advances related to precious metals leases.

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

	September 30, 2025				June 30, 2025
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$393,335	$(3,209)	$—	$390,126	$130,609	$(825)	$—	$129,784
Futures contracts	7	—	—	7	4,326	—	—	4,326
Forward contracts	41	—	—	41	405	—	—	405
	$393,383	$(3,209)	$—	$390,174	$135,340	$(825)	$—	$134,515
Nettable derivative liabilities:
Open sale and purchase commitments	$54,770	$(3,542)	$—	$51,228	$18,170	$(2,675)	$—	$15,495
Margin accounts	32,955	—	(24,622)	8,333	(23,276)	—	27,445	4,169
Futures contracts	53,388	—	—	53,388	109	—	—	109
Forward contracts	100,904	—	—	100,904	76,404	—	—	76,404
	$242,017	$(3,542)	$(24,622)	$213,853	$71,407	$(2,675)	$27,445	$96,177

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

Below is a summary of the net gains (losses) on derivative instruments (in thousands):

	Three Months Ended September 30,
	2025	2024
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open futures commodity and forward contracts and open sale and purchase commitments, net	$143,360	$(21,134)
Realized gains (losses) on futures commodity contracts, net	(30,134)	(1,129)
	$113,226	$(22,263)

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

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk (in thousands):

	September 30, 2025	June 30, 2025
Inventories	$1,223,094	$1,279,545

Less unhedgeable inventories:
Collectible coin inventory, held at lower of cost or net realizable value	(80,282)	(68,193)
Premium on metals position	(29,604)	(35,295)
Precious metal value not hedged	(109,886)	(103,488)

Commitments at market:
Open inventory purchase commitments	1,571,851	1,149,622
Open inventory sales commitments	(868,263)	(521,442)
Margin sales commitments	(32,955)	(27,446)
In-transit inventory no longer subject to market risk	(52,927)	(18,801)
Unhedgeable premiums on open commitment positions	12,154	10,345
Borrowed precious metals	(58,649)	(46,051)
Product financing arrangements	(377,028)	(484,733)
Advances on industrial metals	790	584
	194,973	62,078

Precious metal subject to price risk	1,308,181	1,238,135

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	705,927	927,990
Precious metals futures contracts at market values	598,122	310,645
Total market value of derivative financial instruments	1,304,049	1,238,635

Net precious metals subject to commodity price risk	$4,132	$(500)

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. The Company had the following outstanding commitments and open forward and futures contracts (in thousands):

	September 30, 2025	June 30, 2025
Purchase commitments	$1,571,851	$1,149,622
Sales commitments	$(868,263)	$(521,442)
Margin sales commitments	$(32,955)	$(27,446)
Open forward contracts	$705,927	$927,990
Open futures contracts	$598,122	$310,645

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheets. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. As of September 30, 2025, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

	September 30, 2025	June 30, 2025
Foreign exchange forward contracts	$15,884	$6,618
Open sale and purchase commitment transactions, net	$8,034	$2,056

13. INCOME TAXES

Net (loss) income from operations before provision for income taxes is shown below (in thousands):

	Three Months Ended September 30,
	2025	2024
U.S.	$(1,206)	$9,374
Foreign	895	799
	$(311)	$10,173

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate are shown below (in thousands):

	Three Months Ended September 30,
	2025	2024
Current:
Federal	$(90)	$1,325
State and local	26	154
Foreign	724	276
	$660	$1,755

Effective income tax rate	-212.2%	17.3%

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three months ended September 30, 2025 primarily due to state taxes (net of federal tax benefit), non-taxable and non-deductible items, separate U.S. filing jurisdictions, and foreign taxes in jurisdictions that are based on results realized through the period. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three months ended September 30, 2024 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), foreign tax rate differential, Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

Income Taxes Receivable and Payable

As of September 30, 2025 and June 30, 2025, we had an income tax receivable of $4.6 million and $4.6 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2025 and June 30, 2025, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of September 30, 2025, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state and foreign), resulting in a federal deferred tax liability of $12.0 million, a state deferred tax liability of $0.1 million, and a foreign deferred tax liability of $6.0 million. As of June 30, 2025, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state and foreign), resulting in a federal deferred tax liability of $12.0 million, a state deferred tax liability of $0.1 million, and a foreign deferred tax liability of $6.2 million. Our net foreign deferred tax liability will fluctuate as the value of the U.S. dollar changes with respect to foreign currencies. The Company intends to indefinitely reinvest the cumulative undistributed earnings held by its foreign subsidiaries.

Net Operating Loss Carryforwards

We acquired federal and state net operating losses from our acquisitions of SGI and Pinehurst in February 2025. As of September 30, 2025, our federal net operating loss carryforward from Pinehurst was $0.2 million and our state and local net operating loss carryforwards from SGI and Pinehurst were $19.3 million and $0.2 million, respectively. The federal net operating losses carry forward indefinitely; the state net operating loss carryforwards start to expire in 2030.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its condensed consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. As of September 30, 2025, there have been no material changes to our unrecognized tax benefits or any related interest or penalties since June 30, 2025.

Tax Examinations

The Company files income tax returns in the United States, and various state, local, and foreign jurisdictions. The Company is currently subject to a three year statute of limitations for federal income tax purposes and, in general, three to six year statutes of limitations for state and foreign tax purposes.

Tax Reform

On July 4, 2025, the One Big Beautiful Bill Act ("2025 U.S. tax reform") was enacted into law. The 2025 U.S. tax reform contains several key tax laws, including extensions and modifications of the Tax Cuts and Jobs Act. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring estimated U.S. deferred tax assets and liabilities. We have evaluated the impact from the 2025 U.S. tax reform and the resulting adjustments are temporary in nature and did not have a material impact on the Company's consolidated financial statements or effective tax rate for any periods presented.

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

1)
Spectrum Group International, Inc. ("SGI") and Stack’s Bowers Numismatics, LLC ("Stack's Bowers Galleries"). The Company acquired SGI in February 2025. However, prior to February 2025, SGI and its wholly owned subsidiary Stack's Bowers Galleries were considered to be related parties of the Company. SGI and the Company had a common chief executive officer, and the chief executive officer and the general counsel of the Company constituted a majority of the board members of SGI. Information included below relating to SGI and Stack's Bowers Galleries pertains to transactions prior to the Company's acquisition of SGI in February 2025. Also, as discussed below, certain directors and officers of the Company and the Company's largest stockholder owned a majority of the equity interests of SGI prior to the acquisition.
2)
Solid Crossing Inc. ("Solid Crossing") and Wade Real Estate, LLC. SGB's corporate office space is leased from Solid Crossing, whose owners are affiliates of SGB. Pinehurst's primary office space is leased from Wade Real Estate, LLC, which is owned by the former majority owner of Pinehurst, who is a related party.

3)
Equity method investees. As of September 30, 2025, the Company had seven investments in privately-held entities which have been determined to be equity method investees and related parties.

Our related party transactions primarily include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, (iv) hedging transactions, and (v) related party lease and construction arrangements. Below is a summary of our related party transactions. The amounts presented for each period reflect each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

Our related party net receivables and payables balances were as shown below (in thousands):

	September 30, 2025				June 30, 2025
	Receivables		Payables		Receivables		Payables
Equity method investees	3,036	(1)	7,645	(2)	3,088	(1)	4,290	(2)
Other	394	(1)	3,314	(2)	398	(1)	3,270	(2)
	$3,430		$10,959		$3,486		$7,560

(1)
Balance includes trade receivables and other receivables, net
(2)
Balance includes note payables, trade payables, and other payables, net

Operating Lease Right of Use Assets

As of September 30, 2025 and June 30, 2025, our related party right of use assets were $3.1 million and $3.2 million, respectively.

Property, Plant, and Equipment

AMGL entered into an agreement, effective as of July 1, 2024, with W.A. Richardson Builders, LLC (“WAR Construction”) to effectuate the build out of the Company’s Las Vegas logistics facility which was completed in fiscal 2025. The majority owner and co-manager of WAR Construction is the spouse of a non-employee member of the Board of Directors of the Company, and the other co-manager is a 10% stockholder of the Company whose family members are minority owners of WAR Construction. The Company incurred costs of $1.9 million during the year ended June 30, 2025.

Long-term Investments

As of September 30, 2025 and June 30, 2025, the aggregate carrying balance of our equity method investments was $31.7 million and $32.7 million, respectively. (See Note 10.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026; the CCP Note may be further extended by mutual agreement. As of September 30, 2025 and June 30, 2025, the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million, respectively.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of September 30, 2025, the dividend was paid in full, which included a dividend paid to the Company from SGB in September 2024 of $7.5 million.

In February 2025 in connection with the acquisition of Pinehurst, the Company assumed a promissory note with the former majority owner of Pinehurst for $3.1 million. This promissory note has a maturity date of August 1, 2026 and bears interest at a rate of 5% per annum. As of September 30, 2025, the outstanding principal balance of this promissory note was $3.1 million.

Share Repurchases

In November 2024, we repurchased 139,455 shares of our common stock from the former owner of AMS and LPM, a related party, for $4.2 million.

Activity with Related Parties

Sales and Purchases

Our sales and purchases with companies deemed to be related parties were as follows (in thousands):

	Three Months Ended September 30,
	2025		2024
	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries(1)	$—	$—	$45,457	$33,847
Equity method investees(2)	65,219	3,099	274,840	13,305
	$65,219	$3,099	$320,297	$47,152

(1)
Includes sales and purchases activity with SGI and its subsidiaries only for periods prior to the Company acquiring SGI in February 2025.
(2)
Includes sales and purchases activity with Pinehurst prior to the acquisition of the remaining outstanding equity interests of Pinehurst it did not previously own in February 2025 and with AMS prior to the acquisition of the remaining outstanding equity interests of AMS it did not previously own in April 2025.

Interest Income

We earned interest income from related parties as set forth below (in thousands):

	Three Months Ended September 30,
	2025	2024
Interest income from secured loans receivables	$—	$85
Interest income from finance products and repurchase arrangements	121	2,327
	$121	$2,412

Selling, General, and Administrative

The Company incurred selling, general, and administrative expense related to its related party leasing agreements and consulting agreements of $0.5 million and $0.4 million during the three months ended September 30, 2025 and 2024, respectively.

Interest Expense

The Company incurred interest expense related to its related party notes payable of $8,000 and $47,000 during the three months ended September 30, 2025 and 2024, respectively.

Equity Method Investments — Earnings, Dividends and Distributions Received

The Company's proportional share of our equity method investee's earnings (losses) totaled ($0.9) million and $0.6 million during the three months ended September 30, 2025 and 2024, respectively.

The Company received dividend and distribution payments from our equity method investees that totaled, in the aggregate, $49,000 and $0.2 million during the three months ended September 30, 2025 and 2024, respectively.

Other Income

The Company earned royalty and consulting services income from related parties that totaled $19,000 and $0.2 million during the three months ended September 30, 2025 and 2024, respectively.

Transactions with Directors and Officers

Directors and officers of the Company engaged in transactions through A-Mark and/or its subsidiaries for an aggregate dollar value of $0.3 million and $0.1 million during the three months ended September 30, 2025 and 2024, respectively.

15. FINANCING AGREEMENTS

Lines of Credit - Trading Credit Facility

On December 21, 2021, the Company entered into a three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. As of September 30, 2025, the Trading Credit Facility has since been amended and restated to modify certain terms and conditions, including eliminating provisions whereby lenders under certain conditions could require repayment of all obligations outstanding under the Trading Credit Facility within 10 days on demand, extending the maturity date to September 30, 2027, and revising the total facility to $422.5 million. There is also an incremental revolving loan feature that is available under certain conditions up to an aggregate additional $73.0 million.

The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by all of the Company's subsidiaries. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of September 30, 2025, the interest rate on our Trading Credit Facility was approximately 6.6% and the daily SOFR rate was approximately 4.2%.

The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. We routinely use funds drawn under the Trading Credit Facility to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $290.0 million and $345.0 million at September 30, 2025 and June 30, 2025, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $102.2 million and $99.1 million as determined on September 30, 2025 and June 30, 2025, respectively. As of September 30, 2025 and June 30, 2025, the remaining unamortized balance of loan costs was approximately $4.5 million and $3.5 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of September 30, 2025.

Interest expense related to the Company’s Trading Credit Facility totaled $7.0 million and $6.4 million, which represents 55.5% and 63.9% of the total interest expense recognized for the three months ended September 30, 2025 and 2024, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate (inclusive of amortization of debt issuance costs) of 9.1% and 9.1% for the three months ended September 30, 2025 and 2024, respectively.

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

The carrying amount of the leaseback financing obligation as of September 30, 2025 was $7.6 million, with a remaining term of 14 years and an effective interest rate of 8.6%. The obligation is secured by the underlying property, which had a net book value of $8.1 million as of September 30, 2025. Future minimum payments under the arrangement are as follows (in thousands):

Fiscal Year ending June 30,	Financing Payments (Undiscounted)
2026 (remainder)	$564
2027	768
2028	787
2029	807
2030	827
Thereafter	8,612
Total future payments	12,365
Imputed interest	(6,569)
Present value (1)	$5,796

(1)
The difference between the carrying amount of the leaseback financing obligation and the present value of the financing payments reflects the difference between the total contractual payments required under the leaseback arrangement and the fair value of the financing obligations assumed at the acquisition date.

The Company has recorded the current portion of this obligation within accrued liabilities and the noncurrent portion within other liabilities in its condensed consolidated balance sheet, with related interest expense recognized in the consolidated statement of operations. The total interest expense incurred during the three months ended September 30, 2025 was $0.2 million.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals and Precious Metals Leases

The Company recorded liabilities on borrowed metals with market values totaling $58.6 million and $46.1 million as of September 30, 2025 and June 30, 2025, respectively, which were included in inventories on the condensed consolidated balance sheet.

Precious metals leases valued at $255.2 million and $246.5 million as of September 30, 2025 and June 30, 2025, respectively, were included in deferred revenue and other advances on the condensed consolidated balance sheet.

For the three months ended September 30, 2025 and 2024, the interest expense related to liabilities on borrowed metals and precious metals leases totaled $2.1 million and $0.8 million, which represents 16.6% and 7.6% of the total interest expense recognized by the Company, respectively. The weighted-average effective interest rate related to liabilities on borrowed metals and precious metals leases was 3.2% and 2.6% for the three months ended September 30, 2025 and 2024, respectively.

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

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory upon demand at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $377.0 million and $484.7 million as of September 30, 2025 and June 30, 2025, respectively.

For the three months ended September 30, 2025 and 2024, the interest expense related to product financing arrangements totaled $3.2 million and $2.6 million, which represents 25.1% and 26.5% of the total interest expense recognized by the Company, respectively.

16. COMMITMENTS AND CONTINGENCIES

Refer to Note 16 of the Notes to Consolidated Financial Statements in the 2025 Annual Report for information relating to employment contracts and other commitments. The Company is not aware of any material changes to commitments as summarized in the 2025 Annual Report.

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

On July 3, 2025, the Company's board of directors declared a regular cash dividend of $0.20 per share of common stock to stockholders of record at the close of business on July 18, 2025. The dividend was paid on August 1, 2025 and totaled $4.9 million.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of September 30, 2025, 678,997 shares remain authorized for repurchase under the program.

During the three months ended September 30, 2025, we did not repurchase any shares under our share repurchase program. From inception of the program through September 30, 2025, we repurchased a total of 1,321,003 shares for $37.3 million, of which 139,455 shares were repurchased from a related party (see Note 14 for further information).

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

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of September 30, 2025, 1,438,644 shares were available for issuance of new awards under the 2014 Plan.

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

The Company incurred compensation expense related to stock options of $0.1 million and $0.0 million during the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was total remaining compensation expense of $1.5 million related to employee stock options, which will be recorded over a weighted-average vesting period of approximately 2.7 years. The Company recognizes forfeitures as they occur.

The following table summarizes stock option activity:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Grant Date Fair Value Per Award (1)
Fiscal 2025
Outstanding at June 30, 2024	1,158,530	$7.10	$29,354	$3.53
Exercises	(230,668)	$14.23	$6,828	$6.56
Outstanding at September 30, 2024	927,862	$5.32	$36,035	$2.78
Exercisable at September 30, 2024	922,862	$5.14	$36,012	$2.70
Fiscal 2026
Outstanding at June 30, 2025	1,177,862	$9.68	$15,728	$4.39
Grants	30,000	$20.57	$159	$7.65
Exercises	(5,000)	$1.14	$129	$1.81
Forfeitures	(100,000)	$25.24	$—	$10.09
Outstanding at September 30, 2025	1,102,862	$8.60	$19,233	$3.97
Exercisable at September 30, 2025	929,529	$5.62	$18,973	$2.89

(1)
The Company issued the options with an exercise price per share not less than the closing market price of common stock on the grant date.

The following table summarizes information about stock options as of September 30, 2025:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$—	$5.00	549,862	3.93	$1.94	549,862	3.93	$1.94
$5.01	$7.50	15,000	1.03	$6.33	15,000	1.03	$6.33
$7.51	$12.50	301,000	0.39	$8.96	301,000	0.39	$8.96
$12.51	$30.00	227,000	8.76	$23.04	53,667	6.18	$18.05
$30.01	$50.00	10,000	7.35	$39.69	10,000	7.35	$39.69
		1,102,862	3.95	$8.60	929,529	2.90	$5.60

The following table summarizes nonvested stock option activity:

	Options	Weighted-Average Grant Date Fair Value Per Award
Nonvested outstanding at June 30, 2025	243,333	$10.17
Granted	30,000	$7.65
Forfeitures	(100,000)	$10.09
Nonvested outstanding at September 30, 2025	173,333	$9.79

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

The Company incurred compensation expense related to RSUs of $0.3 million and $0.3 million during the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $1.5 million of remaining compensation expense related to RSUs, which will be recorded over a weighted-average vesting period of approximately 2.3 years.

The following table summarizes RSU activity:

	Awards Outstanding	Weighted-Average Fair Value per Unit at Grant Date
Fiscal 2025
Nonvested outstanding at June 30, 2024 (3)	61,317	$30.61
Granted (as deemed reinvestment of cash dividend equivalents)	52	$—	(1)
Vested & deferred (2)	(40)	$—	(1)
Nonvested outstanding at September 30, 2024 (3)	61,329	$30.61
Vested but subject to deferred settlement at September 30, 2024 (2)	41,987	$26.03
Outstanding at September 30, 2024 (3)	103,316	$28.75
Fiscal 2026
Nonvested outstanding at June 30, 2025	82,690	$26.59
Granted	10,578	$22.26
Vested & deferred (1)	(100)	$—	(1)
Nonvested outstanding at September 30, 2025 (2)	93,168	$26.13
Vested but subject to deferred settlement at September 30, 2025 (1)	56,250	$26.73
Outstanding at September 30, 2025 (2)	149,418	$26.36

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

The fair value of this liability award is estimated with a Black-Scholes valuation model that uses certain assumptions, such as expected volatility, risk-free interest rate, life of the award, dividend rate and strike price. The Company also estimates the most probable aggregate total of the performance bonus to be paid over the performance period in determining the strike price of the award. The grant date fair value of this liability award was $5.7 million. The fair value of this liability award was $1.4 million as of September 30, 2025 resulting from the following assumptions: a performance bonus estimate of $1.8 million to be paid over the four-year term, a risk-free rate of 3.6%, and an equity volatility of 50.0%.

Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating due to remeasurement of fair value at the end of each reporting period because the award is classified as a liability. The Company recognized compensation expense related to this cash incentive bonus award of $0.3 million and $1.1 million during the three months ended September 30, 2025 and 2024, respectively.

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

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentrations

The following customers provided 10 percent or more of the Company's revenues (in thousands):

	Three Months Ended September 30,
	2025		2024
	Amount	Percent	Amount	Percent
Total revenue	$3,680,766	100.0%	$2,715,096	100.0%
Customer concentrations
HSBC Bank (1)	$572,614	15.6%	$578,783	21.3%
Deutsche Bank (1)	557,167	15.1%	14,889	0.6%

(1)
Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales & Ancillary Services segment.

The following customer accounted for 10 percent or more of the Company's accounts receivable (in thousands):

	September 30, 2025		June 30, 2025
	Amount	Percent	Amount	Percent
Total accounts receivable	$283,140	100.0%	$137,723	100.0%
Customer concentrations
Deutsche Bank AG	$39,561	14.0%	$27,700	20.1%

No single customer provided 10 percent or more of the Company's secured loans receivable balances as of September 30, 2025.

Supplier Concentrations

The Company buys precious metals from a variety of sources, including through brokers and dealers, from sovereign and private mints, from refiners and directly from customers. The Company believes that no one supplier or small group of suppliers is critical to its business, since other sources of supply are available that provide similar products on comparable terms.

19. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company identifies its reportable segments based on a management approach as described in Topic 280 Segment Reporting, together with additional factors such as nature of products or services, customer types, and certain economic characteristics of the underlying business. Our Chief Operating Decision Maker ("CODM") is our CEO, Gregory Roberts. Our CODM uses segment net income or loss before provision for income taxes to allocate resources to our segments in our annual planning process and to assess the performance of our segments, primarily by monitoring actual results versus the annual plan. Our operating segments are not evaluated using asset information.

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

Revenue

in thousands	Three Months Ended September 30,
	2025		2024
Revenue by segment (1)
Wholesale Sales & Ancillary Services	$3,509,209		$2,547,998
Eliminations of inter-segment sales	(692,338)		(321,009)
Wholesale Sales & Ancillary Services, net of eliminations (2)	2,816,871		2,226,989
Direct-to-Consumer	863,895	(a)	488,107	(b)
	$3,680,766		$2,715,096

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $44.9 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $20.4 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands	Three Months Ended September 30,
	2025	2024
Revenue by geographic region
United States	$1,343,925	$1,013,855
Europe	1,772,196	1,323,683
Canada	473,065	325,672
Asia Pacific	85,993	48,434
Australia	5,425	3,452
South America	162	—
	$3,680,766	$2,715,096

Cost of Sales

in thousands	Three Months Ended September 30,
	2025	2024
Cost of sales by segment(1)
Wholesale Sales & Ancillary Services	$3,487,730	$2,528,189
Eliminations and adjustments	(692,101)	(321,190)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	2,795,629	2,206,999
Direct-to-Consumer, net of eliminations	812,240	464,654
	$3,607,869	$2,671,653

(1)
The Secured Lending segment earns interest income from its lending activity and has no cost of sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Gross Profit and Gross Margin Percentage

in thousands	Three Months Ended September 30,
	2025	2024
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$21,479	$19,809
Eliminations and adjustments	(237)	181
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	21,242	19,990
Direct-to-Consumer, net of eliminations	51,655	23,453
	$72,897	$43,443
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	0.612%	0.777%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	0.754%	0.898%
Direct-to-Consumer	5.979%	4.805%
Consolidated gross margin percentage	1.980%	1.600%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands	Three Months Ended September 30,
	2025	2024
Operating income (expenses) by segment
Wholesale Sales & Ancillary Services	$(32,090)	$(16,449)
Eliminations	(67)	(47)
Wholesale Sales & Ancillary Services, net of eliminations	$(32,157)	$(16,496)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general, and administrative expenses	$(22,059)	$(12,734)
Depreciation and amortization expense	(1,626)	(802)
Interest income	3,006	4,015
Interest expense	(10,808)	(7,480)
Earnings (losses) from equity method investments	(944)	551
Other (expense) income, net	(67)	5
Unrealized gains (losses) on foreign exchange	341	(51)
	$(32,157)	$(16,496)
Direct-to-Consumer
Selling, general, and administrative expenses	$(37,465)	$(13,591)
Depreciation and amortization expense	(5,957)	(3,904)
Interest income	21	52
Interest expense	(422)	(484)
Other income, net	2,300	—
Unrealized (losses) gains on foreign exchange	(440)	229
	$(41,963)	$(17,698)
Secured Lending
Selling, general, and administrative expenses	$(298)	$(292)
Depreciation and amortization expense	-	(3)
Interest income	2,544	3,020
Interest expense	(1,370)	(2,023)
Earnings from equity method investments	36	27
Other income, net	-	195
	$912	$924

Net (Loss) Income Before Provision for Income Taxes

in thousands	Three Months Ended September 30,
	2025	2024
Net (loss) income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$(10,915)	$3,494
Direct-to-Consumer	9,692	5,755
Secured Lending	912	924
	$(311)	$10,173

Advertising Expense

in thousands	Three Months Ended September 30,
	2025	2024
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(1,922)	$(620)
Direct-to-Consumer	(7,867)	(3,956)
Secured Lending	(53)	(70)
	$(9,842)	$(4,646)

Capital Expenditures for Long-Lived Assets

in thousands	Three Months Ended September 30,
	2025	2024
Capital expenditures for long-lived assets by segment
Wholesale Sales & Ancillary Services	$(1,326)	$(505)
Direct-to-Consumer	(648)	(102)
	$(1,974)	$(607)

Inventories

in thousands
	September 30, 2025	June 30, 2025
Inventories by segment
Wholesale Sales & Ancillary Services	$935,129	$1,049,200
Direct-to-Consumer	287,965	230,345
	$1,223,094	$1,279,545

in thousands
	September 30, 2025	June 30, 2025
Inventories by geographic region
United States	$1,067,233	$1,150,678
North America, excluding United States	72,783	52,225
Europe	29,804	32,987
Asia	53,274	43,655
	$1,223,094	$1,279,545

Total Assets

in thousands
	September 30, 2025	June 30, 2025
Total assets by segment
Wholesale Sales & Ancillary Services (1)	$1,768,311	$1,485,370
Eliminations	(305,373)	(211,144)
Wholesale Sales & Ancillary Services, net of eliminations	1,462,938	1,274,226
Direct-to-Consumer	1,009,349	844,760
Secured Lending	107,084	96,445
	$2,579,371	$2,215,431

(1)
Our equity method investments and precious metals held under financing arrangements are primarily recorded within our Wholesale Sales & Ancillary Services segment.

in thousands
	September 30, 2025	June 30, 2025
Total assets by geographic region
United States	$2,189,472	$1,917,452
North America, excluding United States	249,616	169,864
Europe	39,329	40,625
Asia	100,954	87,490
	$2,579,371	$2,215,431

Long-term Assets

in thousands
	September 30, 2025	June 30, 2025
Long-term assets by segment
Wholesale Sales & Ancillary Services	$122,962	$120,348
Direct-to-Consumer	342,877	349,394
Secured Lending	2,230	2,194
	$468,069	$471,936

in thousands
	September 30, 2025	June 30, 2025
Long-term assets by geographic region
United States	$332,564	$334,199
North America, excluding United States	104,701	106,405
Europe	2	2
Asia	30,802	31,330
	$468,069	$471,936

Goodwill

in thousands
	September 30, 2025	June 30, 2025
Goodwill by segment
Wholesale Sales & Ancillary Services	$39,191	$39,191
Direct-to-Consumer(1)	189,505	189,459
	$228,696	$228,650

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	September 30, 2025	June 30, 2025
Intangible assets by segment
Wholesale Sales & Ancillary Services	$17,687	$18,322
Direct-to-Consumer(1)	114,420	118,992
	$132,107	$137,314

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.

20. SUBSEQUENT EVENTS

Monex Acquisition

On November 5, 2025, the Company entered into a definitive agreement (the "Monex Agreement") to acquire, through a wholly-owned subsidiary, all of the equity interests of Monex Deposit Company, a California limited partnership, and certain related entities. The purchase price to be paid by the Company is approximately $33.0 million, consisting of $19.0 million in cash and $14.0 million in shares of the Company's common stock valued at $25.00 per share in accordance with the terms of the Monex Agreement. Of the common stock, $10.0 million will be issued and delivered on the closing date and $4.0 million will be withheld by the Company for a period of 24 months following the closing date for purposes of securing the indemnification obligations of the sellers. The Monex Agreement also contemplates an additional deferred purchase price of up to $20.0 million based on the achievement of specified levels of cumulative pre-tax income. The transaction is expected to close within 60 days, subject to the satisfaction of certain customary closing conditions, including a minimum level of tangible net worth.

Change of Name; Transfer to New York Stock Exchange

On November 6, 2025, the Company announced that, effective December 2, 2025, it will change its name to Gold.com, Inc. and transfer the listing of its common shares from Nasdaq to the New York Stock Exchange ("NYSE"). The shares of the Company are expected to begin trading on the NYSE under the symbol "GOLD" on December 2, 2025.

Dividend

As announced on October 29, 2025, A-Mark’s Board of Directors has declared a quarterly cash dividend of $0.20 per share. The dividend is payable on December 2, 2025 to stockholders of record as of November 19, 2025.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes contained elsewhere in this Form 10-Q, and in the audited consolidated financial statements and notes contained in the Form 10-K for the fiscal year ended June 30, 2025. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report, particularly in “Risk Factors.”

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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of September 30, 2025, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.

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

Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS"), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), which we acquired in February 2025, and AM Precious Metals Singapore PTE Ltd.

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

A-Mark, in connection with its acquisition of LPM in February 2024, formed a joint venture with Stack's Bowers Galleries and Pinehurst to acquire a 10% interest in AMS. In April 2025, A-Mark acquired the remaining 90% of its outstanding equity interests it did not previously own. A-Mark had supplied bullion and related products to AMS for over ten years. The foundation of AMS brings together four decades of collector relationships with modern technology and compelling coin offerings that are sold through the GOVMINT brand and continues the Company's strategy to expand its footprint into the luxury precious metals market.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC, including its wholly-owned subsidiary, CFC Alternative Investments (“CAI”) (collectively “CFC”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of September 30, 2025, CFC had $103.6 million in secured loans outstanding, of which 8% were acquired from third parties (some of which may be customers of A-Mark) and approximately 92% were originated by CFC.

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

In addition, the Company earns revenue by providing storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors, and collectors worldwide and by providing storage and order-fulfillment services to our retail customers. The Company also earns fees for facilitating specialized auctions of numismatics, and from advertisements placed on our Direct-to-Consumer websites. These revenue streams represent approximately 3% of the Company’s consolidated revenues.

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

RESULTS OF OPERATIONS

Overview of Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2025 and 2024

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$3,680,766	100.000%	$2,715,096	100.000%	$965,670	35.6%
Gross profit	72,897	1.980%	43,443	1.600%	$29,454	67.8%
Selling, general, and administrative expenses	(59,822)	(1.625%)	(26,617)	(0.980%)	$33,205	124.8%
Depreciation and amortization expense	(7,583)	(0.206%)	(4,709)	(0.173%)	$2,874	61.0%
Interest income	5,571	0.151%	7,087	0.261%	$(1,516)	(21.4%)
Interest expense	(12,600)	(0.342%)	(9,987)	(0.368%)	$2,613	26.2%
Earnings (losses) from equity method investments	(908)	(0.025%)	578	0.021%	$(1,486)	(257.1%)
Other income, net	2,233	0.061%	200	0.007%	$2,033	1,016.5%
Unrealized (losses) gains on foreign exchange	(99)	(0.003%)	178	0.007%	$(277)	(155.6%)
Net (loss) income before provision for income taxes	(311)	(0.008%)	10,173	0.375%	$(10,484)	(103.1%)
Income tax expense	(660)	(0.018%)	(1,755)	(0.065%)	$(1,095)	(62.4%)
Net (loss) income	(971)	(0.026%)	8,418	0.310%	$(9,389)	(111.5%)
Net loss attributable to noncontrolling interests	(32)	(0.001%)	(566)	(0.021%)	$(534)	(94.3%)
Net (loss) income attributable to the Company	$(939)	(0.026%)	$8,984	0.331%	$(9,923)	(110.5%)

Basic and diluted net (loss) income per share attributable to A-Mark Precious Metals, Inc.:

Per Share Data:
Basic	$(0.04)		$0.39		$(0.43)	(110.3%)
Diluted	$(0.04)		$0.37		$(0.41)	(110.8%)

Performance Metrics:(1)
Gold ounces sold(2)	439,000		398,000		41,000	10.3%
Silver ounces sold(3)	10,391,000		20,449,000		(10,058,000)	(49.2%)
Inventory turnover ratio(4)	2.9		2.3		0.6	26.1%
Number of secured loans at period end(5)	424		562		(138)	(24.6%)

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
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$3,680,766	100.000%	$2,715,096	100.000%	$965,670	35.6%
Performance Metrics
Gold ounces sold	439,000		398,000		41,000	10.3%
Silver ounces sold	10,391,000		20,449,000		(10,058,000)	(49.2%)

Revenues for the three months ended September 30, 2025 increased $965.7 million, or 35.6%, to $3.681 billion from $2.715 billion in 2024. Excluding an increase of $561.4 million of forward sales, our revenues increased $404.3 million, or 27.6%, which was due to an increase in gold ounces sold and higher average selling prices of gold and silver, partially offset by a decrease in silver ounces sold. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025, and the acquisition of AMS in April 2025.

Gold ounces sold for the three months ended September 30, 2025 increased 41,000 ounces, or 10.3%, to 439,000 ounces from 398,000 ounces in 2024. Silver ounces sold for the three months ended September 30, 2025 decreased 10,058,000 ounces, or 49.2%, to 10,391,000 ounces from 20,449,000 ounces in 2024. On average, the selling prices for gold increased by 38.9% and selling prices for silver increased by 40.2% during the three months ended September 30, 2025 as compared to the prior year.

JMB's revenue represented 7.9% and 11.3% of the Company's consolidated revenue for the three months ended September 30, 2025 and 2024, respectively.

Gross Profit

in thousands, except performance metric
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$72,897	1.980%	$43,443	1.600%	$29,454	67.8%
Performance Metric
Inventory turnover ratio	2.9		2.3		0.6	26.1%

Gross profit for the three months ended September 30, 2025 increased $29.5 million, or 67.8%, to $72.9 million from $43.4 million in 2024. The overall gross profit increase was due to an increase in gross profits earned by both the Wholesale Sales & Ancillary Services segment and the Direct-to-Consumer segment, including the acquisitions of SGI, Pinehurst, and AMS which were not included in the same year-ago period, partially offset by lower trading profits.

The Company’s overall gross margin percentage for the three months ended September 30, 2025 increased by 38.0 basis points to 1.980% from 1.600% in 2024. Excluding forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended September 30, 2025 increased by 93.4 basis points to 3.896% from 2.962%, which was primarily due to an increase in our retail market activity and higher premium spreads, partially offset by lower trading profits. JMB’s retail market activity represented 21.3% and 37.1%, respectively, of the Company’s consolidated gross profit for the three months ended September 30, 2025 and 2024.

Our inventory turnover ratio for the three months ended September 30, 2025 increased by 26.1% to 2.9 from 2.3 in 2024. The increase was primarily due to lower average inventory balances held under product financing arrangements and by higher forward sales.

Selling, General and Administrative Expense

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(59,822)	(1.625%)	$(26,617)	(0.980%)	$33,205	124.8%

Selling, general, and administrative expenses for the three months ended September 30, 2025 increased $33.2 million, or 124.8%, to $59.8 million from $26.6 million in 2024. The change was primarily due to: (i) an increase in compensation expense of $19.5 million, (ii) an increase in advertising costs of $5.2 million, (iii) an increase in consulting and professional fees of $4.1 million, (iv) an increase in facilities expense of $1.3 million, (v) an increase in bank service and credit card fees of $1.2 million, and (vi) an increase in insurance costs of $0.6 million. Selling, general and administrative expenses for the three months ended September 30, 2025 include expenses incurred by SGI, and Pinehurst, and AMS which were not included in the same year-ago period as these were not consolidated subsidiaries.

Depreciation and Amortization Expense

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(7,583)	(0.206%)	$(4,709)	(0.173%)	$2,874	61.0%

Depreciation and amortization expense for the three months ended September 30, 2025 increased $2.9 million, or 61.0%, to $7.6 million from $4.7 million in 2024 primarily due to (i) an increase in amortization expense of $3.2 million relating to intangible assets acquired through our acquisitions of SGI, Pinehurst, and AMS, and (ii) an increase of $1.5 million of depreciation expense due to an increase in capital expenditures, partially offset by (iii) a decrease in intangible asset amortization related to JMB and SGB of $1.9 million.

Interest Income

in thousands, except performance metric
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$5,571	0.151%	$7,087	0.261%	$(1,516)	(21.4%)
Performance Metric
Number of secured loans at period-end	424		562		(138)	(24.6%)

Interest income for the three months ended September 30, 2025 decreased $1.5 million, or 21.4%, to $5.6 million from $7.1 million in 2024. The aggregate decrease in interest income was due to a decrease in interest income earned by our Secured Lending segment of $0.5 million and a decrease in other finance product income of $1.0 million.

The interest income from our Secured Lending segment decreased by $0.5 million, or 15.8%, compared with the prior year period. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances and fewer loans outstanding. The number of secured loans outstanding decreased by 24.6% to 424 as of September 30, 2025, from 562 as of September 30, 2024.

Interest Expense

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(12,600)	(0.342%)	$(9,987)	(0.368%)	$2,613	26.2%

Interest expense for the three months ended September 30, 2025 increased $2.6 million, or 26.2%, to $12.6 million from $10.0 million in 2024. The increase in interest expense was primarily due to: (i) an increase of $1.3 million related to precious metals leases driven by higher overall borrowings and an increase in weighted-average interest rates, (ii) an increase of $0.6 million associated with our Trading Credit Facility due to increased borrowings, and (iii) an increase of $0.5 million related to product financing arrangements due to higher interest rates partially offset by reduced borrowings.

Earnings (Losses) from Equity Method Investments

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$(908)	(0.025%)	$578	0.021%	$(1,486)	(257.1%)

Earnings (losses) from equity method investments for the three months ended September 30, 2025 decreased $1.5 million, or 257.1%, to a loss of $0.9 million from earnings of $0.6 million in 2024 due to decreased earnings of our equity method investees.

Other Income, Net

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$2,233	0.061%	$200	0.007%	$2,033	1,016.5%

Other income, net for the three months ended September 30, 2025 increased $2.0 million, or 1,016.5%, to $2.2 million from $0.2 million in 2024. The change in other income, net was primarily due to contingent consideration fair value adjustments related to our acquisitions of LPM, Pinehurst and AMS.

Income Tax Expense

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(660)	(0.018%)	$(1,755)	(0.065%)	$(1,095)	(62.4%)

Our income tax expense was $0.7 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively. Our effective tax rate was approximately -212.2% and 17.3% for the three months ended September 30, 2025 and 2024, respectively. Our effective tax rate varied from the federal statutory rate for the three months ended September 30, 2025 primarily due to state taxes (net of federal tax benefit), non-taxable and non-deductible items, separate U.S. filing jurisdictions, and foreign taxes in jurisdictions that are based on results realized through the period. Our effective tax rate varied from the federal statutory rate for the three months ended September 30, 2024 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), foreign tax rate differential, Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

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

Overview of Results of Operations for the Three Months Ended September 30, 2025 and 2024

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Three Months Ended September 30,	2025				2024				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$2,816,871	(a)	100.000%		$2,226,989	(b)	100.000%		$589,882	26.5%
Gross profit	21,242		0.754%	(c)	19,990		0.898%	(d)	$1,252	6.3%
Selling, general, and administrative expenses	(22,059)		(0.783%)		(12,734)		(0.572%)		$9,325	73.2%
Depreciation and amortization expense	(1,626)		(0.058%)		(802)		(0.036%)		$824	102.7%
Interest income	3,006		0.107%		4,015		0.180%		$(1,009)	(25.1%)
Interest expense	(10,808)		(0.384%)		(7,480)		(0.336%)		$3,328	44.5%
Earnings (losses) from equity method investments	(944)		(0.034%)		551		0.025%		$(1,495)	(271.3%)
Other (expense) income, net	(67)		(0.002%)		5		0.000%		$(72)	(1,440.0%)
Unrealized gains (losses) on foreign exchange	341		0.012%		(51)		(0.002%)		$392	768.6%
Net (loss) income before provision for income taxes	$(10,915)		(0.387%)		$3,494		0.157%		$(14,409)	(412.4%)

Performance Metrics:
Gold ounces sold(1)	255,000				272,000				(17,000)	(6.3%)
Silver ounces sold(2)	6,779,000				15,960,000				(9,181,000)	(57.5%)
Wholesale Sales ticket volume(3)	32,702				29,655				3,047	10.3%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $692.3 million. This segment’s gross sales before eliminations of inter-segment activity totaled $3.509 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $321.0 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.548 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.612% for the period.
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
Three Months Ended September 30,	2025			2024			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$2,816,871	(a)	100.000%	$2,226,989	(b)	100.000%	$589,882	26.5%
Performance Metrics
Gold ounces sold	255,000			272,000			(17,000)	(6.3%)
Silver ounces sold	6,779,000			15,960,000			(9,181,000)	(57.5%)
Wholesale Sales ticket volume	32,702			29,655			3,047	10.3%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $692.3 million. This segment’s gross sales before eliminations of inter-segment activity totaled $3.509 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $321.0 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.548 billion.

Revenues for the three months ended September 30, 2025 increased $589.9 million, or 26.5%, to $2.817 billion from $2.227 billion in 2024. Excluding an increase in forward sales of $561.4 million, our revenues increased $28.5 million, which was due to higher average selling prices of gold and silver, partially offset by a decrease in gold and silver ounces sold. Revenues also increased due to the acquisition of SGI and Pinehurst in February 2025.

Gold ounces sold for the three months ended September 30, 2025 decreased 17,000 ounces, or 6.3%, to 255,000 ounces from 272,000 ounces in 2024. Silver ounces sold for the three months ended September 30, 2025 decreased 9,181,000 ounces, or 57.5%, to 6,779,000 ounces from 15,960,000 ounces in 2024. On average, the selling prices for gold increased by 41.1% and selling prices for silver increased by 36.5% during the three months ended September 30, 2025 as compared to the prior year.

The Wholesale Sales ticket volume for the three months ended September 30, 2025 increased by 3,047 tickets, or 10.3% to 32,702 tickets from 29,655 tickets in 2024.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2025			2024			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$21,242	0.754%	(c)	$19,990	0.898%	(d)	$1,252	6.3%

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.612% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.777% for the period.

Gross profit for the three months ended September 30, 2025 increased $1.3 million, or 6.3%, to $21.2 million from $20.0 million in 2024. The gross profit increase was primarily due to higher premium spreads, partially offset by lower trading profits.

This segment’s profit margin percentage decreased by 14.4 basis points to 0.754% from 0.898% in 2024. The decrease in gross margin percentage was mainly attributable to the impact of increased forward sales and higher premium spreads, partially offset by lower trading profits.

Excluding forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the three months ended September 30, 2025 increased by 6.7 basis points to 2.109% from 2.042% in the prior year. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(22,059)	(0.783%)	$(12,734)	(0.572%)	$9,325	73.2%

Selling, general, and administrative expenses for the three months ended September 30, 2025 increased $9.3 million, or 73.2%, to $22.1 million from $12.7 million in 2024. The change was primarily due to: (i) an increase in compensation expense of $4.7 million, (ii) higher consulting and professional fees of $1.8 million, (iii) an increase in advertising costs of $1.2 million, and (iv) an increase in facilities expense of $0.6 million. Selling, general, and administrative expenses for the three months ended September 30, 2025 include expenses incurred by SGI and Pinehurst which were not included in the same year-ago period, as these were not consolidated subsidiaries.

Depreciation and Amortization Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(1,626)	(0.058%)	$(802)	(0.036%)	$824	102.7%

Depreciation and amortization expense for the three months ended September 30, 2025 increased $0.8 million, or 102.7%, to $1.6 million from $0.8 million in 2024 primarily due to an increase in depreciation expense of $0.7 million due to an increase in capital expenditures.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$3,006	0.107%	$4,015	0.180%	$(1,009)	(25.1%)

Interest income for the three months ended September 30, 2025 decreased $1.0 million, or 25.1%, to $3.0 million from $4.0 million in 2024. The overall decrease was primarily due to: (i) a decrease in interest earned from repurchase arrangements with customers of $1.0 million and (ii) a decrease in interest income earned from spot deferred trade orders of $0.8 million, partially offset by (iii) a $0.8 million increase in interest income earned from margin orders.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(10,808)	(0.384%)	$(7,480)	(0.336%)	$3,328	44.5%

Interest expense for the three months ended September 30, 2025 increased $3.3 million, or 44.5%, to $10.8 million from $7.5 million in 2024. The overall increase was primarily due to: (i) an increase of $1.3 million from precious metals leases driven by higher overall borrowings and an increase in weighted-average interest rates, (ii) an increase of $1.2 million in connection with our Trading Credit Facility due to an increase in borrowings, (iii) higher interest and fees from product financing arrangements of $0.6 million due to higher interest rates partially offset by reduced borrowings.

Earnings (Losses) from Equity Method Investments— Wholesale Sales & Ancillary Services

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$(944)	(0.034%)	$551	0.025%	$(1,495)	(271.3%)

Earnings (losses) from equity method investments for the three months ended September 30, 2025 decreased $1.5 million, or 271.3%, to a loss of $0.9 million from earnings of $0.6 million in 2024 due to decreased earnings of our equity method investees.

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

Overview of Results of Operations for the Three Months Ended September 30, 2025 and 2024

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Three Months Ended September 30,	2025			2024			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$863,895	(a)	100.000%	$488,107	(b)	100.000%	$375,788	77.0%
Gross profit	51,655		5.979%	23,453		4.805%	$28,202	120.2%
Selling, general, and administrative expenses	(37,465)		(4.337%)	(13,591)		(2.784%)	$23,874	175.7%
Depreciation and amortization expense	(5,957)		(0.690%)	(3,904)		(0.800%)	$2,053	52.6%
Interest income	21		0.002%	52		0.011%	$(31)	(59.6%)
Interest expense	(422)		(0.049%)	(484)		(0.099%)	$(62)	(12.8%)
Other income, net	2,300		0.266%	—		—%	$2,300	—%
Unrealized (losses) gains on foreign exchange	(440)		(0.051%)	229		0.047%	$(669)	(292.1%)
Net income before provision for income taxes	$9,692		1.122%	$5,755		1.179%	$3,937	68.4%

Performance Metrics:
Gold ounces sold(1)	184,000			126,000			58,000	46.0%
Silver ounces sold(2)	3,612,000			4,489,000			(877,000)	(19.5%)
Number of new customers(3)	69,400			55,300			14,100	25.5%
Number of active customers(4)	147,300			129,900			17,400	13.4%
Number of total customers(5)	4,265,400			3,122,100			1,143,300	36.6%
DTC ticket volume from new customers(6)	51,950			38,546			13,404	34.8%
DTC ticket volume from pre-existing customers(7)	173,413			128,032			45,381	35.4%
DTC total ticket volume(8)	225,363			166,578			58,785	35.3%
DTC average order value(9)	$3,863			$2,967			$896	30.2%
JMB average order value(9)	$2,544			$2,198			$346	15.7%

(a)
Includes $44.9 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
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
(6)
Ticket volume from new customers represents the number of product orders from new DTC customers processed during the period.
(7)
Ticket volume from pre-existing customers represents the total number of product orders from pre-existing DTC customers processed during the period.
(8)
Total ticket volume represents the total number of DTC product orders processed during the period.
(9)
Average Order Value ("AOV") represents the average dollar value of product orders (excluding accumulation program orders) delivered to the customer during the period.

Revenues — Direct-to-Consumer

in thousands, except performance metrics
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$863,895	100.000%	$488,107	100.000%	$375,788	77.0%
Performance Metrics:
Gold ounces sold	184,000		126,000		58,000	46.0%
Silver ounces sold	3,612,000		4,489,000		(877,000)	(19.5%)
Number of new customers	69,400		55,300		14,100	25.5%
Number of active customers	147,300		129,900		17,400	13.4%
Number of total customers	4,265,400		3,122,100		1,143,300	36.6%
DTC ticket volume from new customers	51,950		38,546		13,404	34.8%
DTC ticket volume from pre-existing customers	173,413		128,032		45,381	35.4%
DTC total ticket volume	225,363		166,578		58,785	35.3%
DTC average order value	$3,863		$2,967		$896	30.2%
JMB average order value	$2,544		$2,198		$346	15.7%

Revenues for the three months ended September 30, 2025 increased $375.8 million, or 77.0%, to $863.9 million from $488.1 million in 2024. The increase in revenue was due to an increase in gold ounces sold as well as by higher average selling prices of gold and silver, partially offset by a decrease in silver ounces sold.

Gold ounces sold for the three months ended September 30, 2025 increased 58,000 ounces, or 46.0%, to 184,000 ounces from 126,000 ounces in 2024. Silver ounces sold for the three months ended September 30, 2025 decreased 877,000 ounces, or 19.5%, to 3,612,000 ounces from 4,489,000 ounces in 2024.

On average, selling prices for gold increased by 32.4% and selling prices for silver increased by 41.9% during the three months ended September 30, 2025 as compared to the prior year.

The number of new customers for the three months ended September 30, 2025 increased 14,100, or 25.5%, to 69,400 from 55,300 in 2024. The number of active customers for the three months ended September 30, 2025 increased 17,400, or 13.4% to 147,300 from 129,900 in 2024. The number of total customers as of September 30, 2025 increased 1,143,300, or 36.6% to 4,265,400 from 3,122,100 as of September 30, 2024. These changes in customer-based metrics were primarily due to the acquisition of Pinehurst in February 2025, JMB's activity, the acquisition of a controlling interest in SGB in June 2024, and the acquisitions of SGI and AMS in February 2025 and April 2025, respectively.

As of September 30, 2025, the number of total CyberMetals customers was 38,700, and CyberMetals customer assets under management were $13.8 million.

For the three months ended September 30, 2025, the Direct-to-Consumer ticket volume related to new customers increased by 13,404 tickets, or 34.8%, to 51,950 tickets from 38,546 tickets in 2024. For the three months ended September 30, 2025, Direct-to-Consumer ticket volume related to pre-existing customers increased by 45,381 tickets, or 35.4%, to 173,413 tickets from 128,032 tickets in 2024. For the three months ended September 30, 2025, the Direct-to-Consumer total ticket volume increased by 58,785 tickets, or 35.3%, to 225,363 tickets from 166,578 tickets in 2024. These changes in ticket volumes were primarily due to the acquisitions of SGI and Pinehurst in February 2025, and the acquisition of AMS in April 2025, partially offset by JMB's activity.

For the three months ended September 30, 2025, the Direct-to-Consumer average order value increased by $896, or 30.2%, to $3,863 from $2,967 in 2024.

Gross Profit — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$51,655	5.979%	$23,453	4.805%	$28,202	120.2%

Gross profit for the three months ended September 30, 2025 increased by $28.2 million, or 120.2%, to $51.7 million from $23.5 million in 2024. The increase in gross profit was primarily driven by SGB, SGI, Pinehurst, and AMS, partially offset by lower gross profits from JMB and Goldline. SGI, Pinehurst, and AMS were not included in the same year-ago period as these were not yet consolidated subsidiaries.

For the three months ended September 30, 2025, the Direct-to-Consumer segment's profit margin percentage increased by 117.4 basis points to 5.979% from 4.805% in 2024. The increase in the gross profit margin percentage was primarily due to higher gross profit margin percentages of SGI, Pinehurst, and AMS, as well as due to higher gross profit margin percentages from JMB and Goldline.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(37,465)	(4.337%)	$(13,591)	(2.784%)	$23,874	175.7%

Selling, general, and administrative expenses for the three months ended September 30, 2025 increased $23.9 million, or 175.7%, to $37.5 million from $13.6 million in 2024. The change was primarily due to: (i) an increase in compensation expense of $14.8 million, (ii) an increase in advertising costs of $4.0 million, (iii) higher consulting and professional fees of $2.2 million, (iv) an increase in bank service and credit card fees of $1.1 million, and (v) an increase in facilities expenses of $0.7 million. Selling, general and administrative expenses for the three months ended September 30, 2025 include expenses incurred by SGI, Pinehurst, and AMS which were not included in the same year-ago period as these were not consolidated subsidiaries.

Depreciation and Amortization Expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(5,957)	(0.690%)	$(3,904)	(0.800%)	$2,053	52.6%

Depreciation and amortization expense for the three months ended September 30, 2025, increased $2.1 million, or 52.6%, to $6.0 million from $3.9 million in 2024 primarily due to an increase in amortization expense of $3.0 million relating to intangible assets acquired through our acquisitions of SGI and AMS and an increase in depreciation expense of $0.9 million due to an increase in capital expenditures, partially offset by a $1.9 million decrease in intangible asset amortization expense related to JMB and SGB.

Interest Expense — Direct-to-Consumer

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(422)	(0.049%)	$(484)	(0.099%)	$(62)	(12.8%)

Interest expense for the three months ended September 30, 2025 decreased $0.1 million to $0.4 million from $0.5 million in 2024. The decrease was primarily related to the DTC segment's reduced product financing activity with the Wholesale & Ancillary Services segment.

Other Income, Net— Direct-to-Consumer

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$2,300	0.266%	$—	—%	$2,300	—%

Other income, net for the three months ended September 30, 2025 increased $2.3 million to $2.3 million from $0.0 million in 2024. The increase was primarily due to contingent consideration fair value adjustments related to our acquisition of AMS.

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

Overview of Results of Operations for the Three Months Ended September 30, 2025 and 2024

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Three Months Ended September 30,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,544	100.000%	$3,020	100.000%	$(476)	(15.8%)
Interest expense	(1,370)	(53.852%)	(2,023)	(66.987%)	$(653)	(32.3%)
Selling, general, and administrative expenses	(298)	(11.714%)	(292)	(9.669%)	$6	2.1%
Depreciation and amortization expense	—	—%	(3)	(0.099%)	$3	100.0%
Earnings from equity method investments	36	1.415%	27	0.894%	$9	33.3%
Other income, net	—	—%	195	6.457%	$(195)	(100.0%)
Net income before provision for income taxes	$912	35.849%	$924	30.596%	$(12)	(1.3%)

Performance Metric:
Number of secured loans at period end(1)	424		562		(138)	(24.6%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Three Months Ended September 30,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,544	100.000%	$3,020	100.000%	$(476)	(15.8%)
Performance Metric
Number of secured loans at period-end	424		562		(138)	(24.6%)

Interest income for the three months ended September 30, 2025 decreased $0.5 million, or 15.8%, to $2.5 million from $3.0 million in 2024. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances as well as fewer loans outstanding. The number of secured loans outstanding decreased by 138, or 24.6% to 424 from 562 as of September 30, 2024.

Interest Expense — Secured Lending

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(1,370)	(53.852%)	$(2,023)	(66.987%)	$(653)	(32.3%)

Interest expense for the three months ended September 30, 2025 decreased $0.7 million, or 32.3%, to $1.4 million from $2.0 million in 2024. The change was primarily due to a decrease of $0.6 million in connection with our Trading Credit Facility.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Three Months Ended September 30,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(298)	(11.714%)	$(292)	(9.669%)	$6	2.1%

Selling, general, and administrative expenses for the three months ended September 30, 2025 increased $0.0 million, or 2.1%, to $0.3 million from $0.3 million in 2024. The change in selling, general, and administrative expenses was not significant.

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

See below for the reconciliation of this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements (in thousands):

Three Months Ended September 30,	2025	2024	Change
	$	$	$	%
Net (loss) income before provision for income taxes	$(311)	$10,173	$(10,484)	(103.1%)
Adjustments:
Contingent consideration fair value adjustment	(2,461)	(150)	$2,311	1,540.7%
Acquisition costs	61	52	$9	17.3%
Amortization of acquired intangibles	5,202	3,864	$1,338	34.6%
Depreciation expense	2,381	845	$1,536	181.8%
Adjusted net income before provision for income taxes (non-GAAP)	$4,872	$14,784	$(9,912)	(67.0%)

Adjustments

Remeasurement gains or losses. When we acquired a controlling interest in SGB in June 2024 and the remaining outstanding equity interests of Pinehurst in February 2025 and AMS in April 2025, we had previously owned a noncontrolling equity interest. We are required to estimate the fair value of our pre-existing equity investment as well as any options to acquire additional equity interests and record the change in the value as a remeasurement gain or loss in our condensed consolidated statements of income. We exclude these remeasurement gains and losses when we evaluate our on-going operational performance and to facilitate comparison of period-to-period operational performance.

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

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the condensed consolidated statement of cash flows. Below is the reconciliation of net cash provided by or used in operating activities to EBITDA (in thousands):

Three Months Ended September 30,	2025	2024	Change
	$	$	$	%
Net (loss) income	$(971)	$8,418	$(9,389)	(111.5%)
Adjustments:
Interest income	(5,571)	(7,087)	$(1,516)	(21.4%)
Interest expense	12,600	9,987	$2,613	26.2%
Amortization of acquired intangibles	5,202	3,864	$1,338	34.6%
Depreciation expense	2,381	845	$1,536	181.8%
Income tax expense	660	1,755	$(1,095)	(62.4%)
	15,272	9,364	$5,908	63.1%

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$14,301	$17,782	$(3,481)	(19.6%)

Reconciliation of Operating Cash Flows to EBITDA:
Net cash provided by operating activities	$195,417	$(127,529)	$322,946	253.2%
Changes in operating working capital	(187,683)	142,317	$(330,000)	(231.9%)
Interest expense	12,600	9,987	$2,613	26.2%
Interest income	(5,571)	(7,087)	$(1,516)	(21.4%)
Income tax expense	660	1,755	$(1,095)	(62.4%)
Earnings (losses) from equity method investments	(908)	578	$(1,486)	(257.1%)
Share-based compensation	(375)	(320)	$55	17.2%
Amortization of loan cost	(1,635)	(665)	$970	145.9%
Other	1,796	(1,254)	$3,050	243.2%
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$14,301	$17,782	$(3,481)	(19.6%)

Cash Flow Data:
Net cash provided by (used in) operating activities	$195,417	$(127,529)	$322,946	253.2%
Net cash (used in) provided by investing activities	$(11,409)	$15,481	$(26,890)	(173.7%)
Net cash (used in) provided by financing activities	$(172,528)	$110,336	$(282,864)	(256.4%)

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability of cash for the Company to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of September 30, 2025, approximately 81% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements, liabilities on borrowed metals, and precious metals leases. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

Lines of Credit

in thousands
	September 30, 2025	June 30, 2025	Change
Lines of credit	$290,000	$345,000	$(55,000)

Effective December 21, 2021, A-Mark entered into a committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of September 30, 2025, the Trading Credit Facility provided the Company with access up to $422.5 million and has a maturity date of September 30, 2027. (See Note 15.)

A-Mark routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	September 30, 2025	June 30, 2025	Change
Notes payable — short-term	$4,194	$3,994	$200
Notes payable — long-term	3,339	3,349	(10)
	$7,533	$7,343	$190

In April 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026 and may be extended by mutual agreement. As of September 30, 2025 and June 30, 2025 the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million. See Note 14 to the Company's condensed consolidated financial statements.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of September 30, 2025, the dividend was paid in full, including a dividend paid to the Company from SGB in September 2024 of $7.5 million.

In February 2025 in connection with the acquisition of Pinehurst, the Company assumed a promissory note with the former majority owner of Pinehurst for $3.1 million. This promissory note has a maturity date of August 1, 2026 and bears interest at a rate of 5% per annum. As of September 30, 2025, the outstanding principal balance of this promissory note was $3.1 million.

Liabilities on Borrowed Metals and Precious Metals Leases

in thousands
	September 30, 2025	June 30, 2025	Change
Liabilities on borrowed metals	$58,649	$46,051	$12,598

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

We also lease precious metals from our suppliers and customers under short-term arrangements, in which the lease terms and interest rates are established at lease inception. Precious metals leases valued at $255.2 million and $246.5 million as of September 30, 2025 and June 30, 2025, respectively, were included in deferred revenue and other advances on the condensed consolidated balance sheet. Amounts under these arrangements may be settled in precious metals or cash.

Product Financing Arrangements

in thousands
	September 30, 2025	June 30, 2025	Change
Product financing arrangements	$377,028	$484,733	$(107,705)

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

Secured Loans Receivable

in thousands
	September 30, 2025	June 30, 2025	Change
Secured loans receivable	$103,633	$94,037	$9,596

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

Dividends

The Company’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors. Below is a summary of dividends paid to stockholders in the three months ended September 30, 2025.

•
On July 3, 2025, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on July 18, 2025. The dividend was paid on August 1, 2025 and totaled $4.9 million.

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

The following summarizes components of our condensed consolidated statements of cash flows (in thousands):

Three months Ended	September 30, 2025	September 30, 2024	Change
Net cash provided by (used in) operating activities	$195,417	$(127,529)	$322,946
Net cash (used in) provided by investing activities	$(11,409)	$15,481	$(26,890)
Net cash (used in) provided by financing activities	$(172,528)	$110,336	$(282,864)

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities provided $195.4 million and used $127.5 million in cash for the three months ended September 30, 2025 and 2024, respectively, representing a $322.9 million change compared to the three months ended September 30, 2024. The period over period change was primarily due to net changes in working capital, which includes inventories, derivative assets and liabilities, deferred revenue and other advances, liabilities on borrowed metals, accounts payable and other payables, precious metals held under financing arrangements, and receivables, net, as well as a decrease in net income (loss) adjusted for noncash items.

Net Cash Flows From Investing Activities

Investing activities used $11.4 million and provided $15.5 million in cash for the three months ended September 30, 2025 and 2024, respectively, representing a $26.9 million change compared to the three months ended September 30, 2024. This period over period change was primarily due to: (i) higher outflows of $25.6 million associated with the net repayments of secured loans in the current period and (ii) a $1.4 million increase in capital expenditures for property, plant and equipment.

Net Cash Flows From Financing Activities

Financing activities used $172.5 million and provided $110.3 million in cash for the three months ended September 30, 2025 and 2024, respectively, representing a $282.9 million change compared to the three months ended September 30, 2024. This period over period change was primarily due to: (i) a decrease in cash provided from our net borrowings and repayments of $147.0 million under our Trading Credit Facility, (ii) an increase in cash used of $131.7 million related to our product financing arrangements, (iii) a decrease of $3.3 million of cash inflows related to the exercise and taxes related to share-based awards.

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

The Company’s net gains and losses on derivative instruments totaled gains of $113.2 million and losses of $22.3 million, for the three months ended September 30, 2025 and 2024, respectively. These were substantially offset by the changes in fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the condensed consolidated statements of income.

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

	September 30, 2025	June 30, 2025
Inventories	$1,223,094	$1,279,545

Less unhedgeable inventories:
Collectible coin inventory, held at lower of cost or net realizable value	(80,282)	(68,193)
Premium on metals position	(29,604)	(35,295)
Precious metal value not hedged	(109,886)	(103,488)

Commitments at market:
Open inventory purchase commitments	1,571,851	1,149,622
Open inventory sales commitments	(868,263)	(521,442)
Margin sales commitments	(32,955)	(27,446)
In-transit inventory no longer subject to market risk	(52,927)	(18,801)
Unhedgeable premiums on open commitment positions	12,154	10,345
Borrowed precious metals	(58,649)	(46,051)
Product financing arrangements	(377,028)	(484,733)
Advances on industrial metals	790	584
	194,973	62,078

Precious metal subject to price risk	1,308,181	1,238,135

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	705,927	927,990
Precious metals futures contracts at market values	598,122	310,645
Total market value of derivative financial instruments	1,304,049	1,238,635

Net precious metals subject to commodity price risk	$4,132	$(500)

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of September 30, 2025, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

We had the following outstanding sale and purchase commitments and open forward and futures contracts, which are normal and recurring, in nature (in thousands):

	September 30, 2025	June 30, 2025
Purchase commitments	$1,571,851	$1,149,622
Sales commitments	$(868,263)	$(521,442)
Margin sales commitments	$(32,955)	$(27,446)
Open forward contracts	$705,927	$927,990
Open futures contracts	$598,122	$310,645
Foreign exchange forward contracts	$15,884	$6,618

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

The functional currencies of our foreign subsidiaries are U.S. dollars and therefore, we do not believe our exposure to foreign exchange risk related to these entities is material.

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

ITEM 1A. RISK FACTORS

The Company's business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our fiscal 2025 Form 10-K under the heading "Risk Factors." Current global economic and geopolitical events and conditions may amplify many of these risks. When any one or more of these risks materialize from time to time, the Company's business, reputation, results of operations, financial condition, and stock price can be materially and adversely affected. There have been no material changes to the Company's risk factors since the fiscal 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of A-Mark’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of September 30, 2025, 1,321,003 shares had been repurchased and 678,997 shares remain authorized for repurchase under the program.

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

We did not repurchase any shares during the quarter ended September 30, 2025.

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

___________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A-MARK PRECIOUS METALS, INC.

Date:	November 7, 2025	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2025	By:	/s/ Cary Dickson
Cary Dickson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)