Form 10-Q
period 2025-12-31
Gold.com, Inc.
filed 2026-02-06
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-36347

GOLD.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	11-2464169 (IRS Employer I.D. No.)

1550 Scenic Ave. Suite 150, Costa Mesa, California, 92626

(Address of principal executive offices) (Zip code)

(844) 455-4653

(Registrant’s telephone number, including area code)

2121 Rosecrans Ave., Suite 6300, El Segundo, CA 90245

(Former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	GOLD	New York Stock Exchange

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

As of January 30, 2026, the registrant had 25,296,992 shares of common stock, par value $0.01 per share outstanding.

GOLD.COM, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended December 31, 2025

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLD.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31, 2025	June 30, 2025
	(unaudited)
ASSETS
Current assets
Cash	$152,050	$77,741
Receivables, net	558,816	137,723
Derivative assets	947,661	134,515
Secured loans receivable	120,351	94,037
Inventories:
Inventories	1,031,156	794,812
Restricted inventories	504,593	484,733
	1,535,749	1,279,545
Income tax receivable	7,515	4,575
Prepaid expenses and other assets	19,525	15,359
Total current assets	3,341,667	1,743,495
Operating lease right of use assets	20,521	22,843
Property, plant, and equipment, net	46,672	45,509
Goodwill	228,696	228,650
Intangibles, net	128,802	137,314
Long-term investments	38,437	33,015
Other long-term assets	7,090	4,605
Total assets	$3,811,885	$2,215,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Liabilities on borrowed metals	$85,606	$46,051
Product financing arrangements	504,593	484,733
Accounts payable and other payables	88,600	22,248
Deferred revenue and other advances	1,701,887	426,904
Derivative liabilities	338,223	96,177
Accrued liabilities	31,332	34,021
Notes payable	4,000	3,994
Total current liabilities	2,754,241	1,114,128
Lines of credit	300,000	345,000
Notes payable	3,328	3,349
Deferred tax liabilities	18,302	18,335
Other liabilities	27,189	31,948
Total liabilities	3,103,060	1,512,760
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of December 31, 2025 or June 30, 2025	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 24,896,992 and 24,639,386 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	249	247
Additional paid-in capital	188,549	184,998
Accumulated other comprehensive income	224	212
Retained earnings	464,788	464,059
Total Gold.com, Inc. stockholders’ equity	653,810	649,516
Noncontrolling interests	55,015	53,155
Total stockholders’ equity	708,825	702,671
Total liabilities and stockholders’ equity	$3,811,885	$2,215,431

See accompanying Notes to the Condensed Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data; unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenues	$6,476,900	$2,742,345	$10,157,666	$5,457,441
Cost of sales	6,383,530	2,697,578	9,991,399	5,369,231
Gross profit	93,370	44,767	166,267	88,210
Selling, general, and administrative expenses	(59,784)	(25,754)	(119,606)	(52,371)
Depreciation and amortization expense	(7,638)	(4,639)	(15,221)	(9,348)
Interest income	5,789	6,794	11,360	13,881
Interest expense	(16,253)	(10,363)	(28,853)	(20,350)
Earnings (losses) from equity method investments	1,009	(2,410)	101	(1,832)
Other income, net	250	461	2,483	661
Unrealized losses on foreign exchange	(966)	(840)	(1,065)	(662)
Net income before provision for income taxes	15,777	8,016	15,466	18,189
Income tax expense	(2,249)	(2,042)	(2,909)	(3,797)
Net income	13,528	5,974	12,557	14,392
Net income (loss) attributable to noncontrolling interests	1,892	(584)	1,860	(1,150)
Net income attributable to the Company	$11,636	$6,558	$10,697	$15,542
Basic and diluted net income per share attributable to Gold.com, Inc.:
Basic	$0.47	$0.28	$0.43	$0.67
Diluted	$0.46	$0.27	$0.42	$0.65

Weighted-average shares outstanding:
Basic	24,810,500	23,158,300	24,753,600	23,093,400
Diluted	25,536,500	23,966,400	25,489,100	23,972,900

See accompanying Notes to the Condensed Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data; unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Treasury Stock		Total Gold.com, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2024	23,965,427	$240	$168,771	$466,838	$61	(1,012,036)	$(28,277)	$607,633	$54,223	$661,856
Net income	—	—	—	8,984	—	—	—	8,984	(566)	8,418
Share-based compensation	—	—	320	—	—	—	—	320	—	320
Cumulative translation adjustment, net of tax	—	—	—	—	106	—	—	106	—	106
Exercise of share-based awards	230,668	2	3,279	—	—	—	—	3,281	—	3,281
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	2	(9,266)	—	—	—	(9,264)	—	(9,264)
Balance, September 30, 2024	24,196,095	242	172,372	466,556	167	(1,012,036)	(28,277)	611,060	53,657	664,717
Net income	—	—	—	6,558	—	—	—	6,558	(584)	5,974
Share-based compensation	—	—	307	—	—	—	—	307	—	307
Cumulative translation adjustment, net of tax	—	—	—	—	(114)	—	—	(114)	—	(114)
Net settlement of share-based awards	4,638	1	—	—	—	—	—	1	—	1
Repurchases of common stock	—	—	—	—	—	(30,057)	(875)	(875)	—	(875)
Repurchases of common stock from related party	—	—	—	—	—	(139,455)	(4,219)	(4,219)	—	(4,219)
Balance, December 31, 2024	24,200,733	$243	$172,679	$473,114	$53	(1,181,548)	$(33,371)	$612,718	$53,073	$665,791

Balance, June 30, 2025	24,639,386	$247	184,998	$464,059	$212	—	$—	$649,516	$53,155	$702,671
Net loss	—	—	—	(939)	—	—	—	(939)	(32)	(971)
Share-based compensation	—	—	375	—	—	—	—	375	—	375
Cumulative translation adjustment, net of tax	—	—	—	—	(6)	—	—	(6)	—	(6)
Exercise of share-based awards	5,000	—	6	—	—	—	—	6	—	6
Dividends declared	—	—	3	(4,983)	—	—	—	(4,980)	—	(4,980)
Balance, September 30, 2025	24,644,386	247	185,382	458,137	206	—	—	643,972	53,123	697,095
Net income	—	—	—	11,636	—	—	—	11,636	1,892	13,528
Share-based compensation	—	—	463	—	—	—	—	463	—	463
Common stock issued for acquisition	33,440	—	864	—	—	—	—	864	—	864
Cumulative translation adjustment, net of tax	—	—	—	—	18	—	—	18	—	18
Exercise of share-based awards	217,183	2	1,836	—	—	—	—	1,838	—	1,838
Net settlement of share-based awards	1,983	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	4	(4,985)	—	—	—	(4,981)	—	(4,981)
Balance, December 31, 2025	24,896,992	$249	$188,549	$464,788	$224	—	$—	$653,810	$55,015	$708,825

See accompanying Notes to the Condensed Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$12,557	$14,392
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,221	9,348
Amortization of loan cost	2,763	1,680
Share-based compensation	838	627
Losses (earnings) from equity method investments	(101)	1,832
Other	153	(206)
Changes in assets and liabilities:
Receivables, net	(424,214)	2,449
Secured loans made to affiliates	—	17
Derivative assets	(813,146)	21,880
Income tax receivable	(2,940)	(3,065)
Precious metals held under financing arrangements	—	2,646
Inventories	(256,204)	(97,052)
Prepaid expenses and other assets	(4,195)	(309)
Accounts payable and other payables	65,600	(3,941)
Deferred revenue and other advances	1,274,983	54,870
Derivative liabilities	242,046	(20,942)
Liabilities on borrowed metals	39,555	1,895
Accrued liabilities	(121)	(3,579)
Net cash provided by (used in) operating activities	152,795	(17,458)
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(5,972)	(4,308)
Purchase of long-term investments	(6,400)	—
Purchase of intangible assets	—	(100)
Secured loans receivable, net	(26,303)	14,599
Purchase of marketable securities	—	(2,550)
Proceeds from sale of marketable securities	—	2,835
Other	(881)	23
Net cash (used in) provided by investing activities	(39,556)	10,499
Cash flows from financing activities:
Product financing arrangements, net	19,860	34,193
Dividends paid	(9,926)	(9,275)
Borrowings under lines of credit	1,443,000	971,000
Repayments under lines of credit	(1,488,000)	(991,000)
Repayments on notes payable to related party	—	(4,347)
Repurchases of common stock	—	(901)
Repurchases of common stock from a related party	—	(4,219)
Debt funding issuance costs	(2,641)	(2,641)
Proceeds from the exercise of share-based awards	1,844	3,281
Other	(3,067)	—
Net cash used in financing activities	(38,930)	(3,909)
Net increase (decrease) in cash	74,309	(10,868)
Cash, beginning of period	77,741	48,636
Cash, end of period	$152,050	$37,768
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$25,167	$19,830
Income taxes paid	$5,920	$7,119
Income taxes refunded	$58	$227
Non-cash investing and financing activities:
Declared distributions and unpaid dividends	$31	$(11)
Property, plant, and equipment acquired on account	$27	$1,132
Addition of right of use assets under lease obligations	$345	$—

See accompanying Notes to the Condensed Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

Basis of Presentation

The consolidated financial statements comprise those of Gold.com, Inc. (also referred to as "we", "us", and the "Company"), its consolidated subsidiaries, and its joint venture in which the Company has a controlling interest. Prior to December 2025, Gold.com, Inc. was operating as A-Mark Precious Metals, Inc.

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. See Note 19 for further information regarding our reportable segments.

Wholesale Sales & Ancillary Services

The Company operates its Wholesale Sales & Ancillary Services segment directly under the "A-Mark" brand and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS"), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), which was acquired in February 2025, and AM Precious Metals Singapore PTE Ltd.

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. We sell more than 2,000 coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, a numismatics showroom in Hong Kong, and a trading center in Costa Mesa, California. The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. We offer our customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, we purchase product directly from the U.S. Mint, and also purchase product from other sovereign mints, for sale to our customers.

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

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), SGI, Pinehurst, AMS Holding, LLC ("AMS"), AM LPM Singapore PTE Ltd., and through its investment in Silver Gold Bull, Inc. ("SGB"). As of December 31, 2025, JMB had several wholly-owned subsidiaries, including: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AM IP Assets, LLC ("AMIP"). SGB and Goldline each have a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these notes to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

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

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of December 31, 2025, the dividend was paid in full, including a dividend paid to the Company from SGB in September 2024 of $7.5 million.

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

AMS

The Company, in connection with its acquisition of LPM in February 2024, formed a joint venture with Stack's Bowers Galleries and Pinehurst to acquire a 10% interest in AMS Holding, LLC ("AMS"). In April 2025, the Company acquired the remaining 90% of its outstanding equity interests it did not previously own. The Company had supplied bullion and related products to AMS for over ten years. The foundation of AMS brings together four decades of collector relationships with modern technology and compelling coin offerings that are sold through the GOVMINT brand and continues the Company's strategy to expand its footprint into the luxury precious metals market.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements reflect the financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, and majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary. Our consolidated financial statements also include the accounts of: AMTAG, TDS, AMGL, AMST, AM/LPM Ventures, SGI, Pinehurst, AM Precious Metals Singapore PTE Ltd., JMB, Goldline, SGB, AMS, AM LPM Singapore PTE Ltd., and CFC. Intercompany accounts and transactions are eliminated.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2025 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2025 Annual Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and June 30, 2025.

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

We evaluate our long-term investments for impairment annually or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an ongoing evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments were VIEs as of December 31, 2025 and June 30, 2025.

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

Revenue from Contracts with Customers

The Company recognizes its sale of collectible coins, storage, logistics, licensing, specialized auction, and other services revenues in accordance with ASC 606, Revenue from Contracts with Customers. In aggregate, these types of revenues account for approximately 3% of the Company's consolidated revenues, or $148.1 million and $270.5 million during the three and six months ended December 31, 2025.

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

Contract Liabilities

Contract liabilities consist of deferred revenue resulting from unfulfilled performance obligations, such as items shipped but not delivered and orders paid or partially paid from certain customers prior to shipment. Contract liabilities were $18.5 million and $6.9 million as of December 31, 2025 and June 30, 2025, respectively. Our contract liabilities are expected to be recognized as revenue within next 12 months.

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

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the Trading Credit Facility are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $1.1 million and $1.0 million for the three months ended December 31, 2025 and 2024, respectively, and $2.8 million and $1.7 million for the six months ended December 31, 2025 and 2024, respectively.

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

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $9.5 million and $4.7 million for the three months ended December 31, 2025 and 2024, respectively, and $19.4 million and $9.4 million for the six months ended December 31, 2025 and 2024, respectively. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs totaled $11.2 million and $6.6 million for the three months ended December 31, 2025 and 2024, respectively, and $18.4 million and $12.6 million for the six months ended December 31, 2025 and 2024, respectively.

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

Earnings per Share ("EPS")

The Company calculates basic EPS by dividing net income or loss by the weighted-average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income or loss by the weighted-average number of common shares outstanding during the year, adjusted for the potentially dilutive effect of stock options, restricted stock units (“RSUs"), and deferred stock units (“DSUs"), using the treasury stock method.

The Company considers participating securities in its calculation of EPS. Under the two-class method of calculating EPS, earnings are allocated to both common shares and participating securities. The Company’s participating securities include vested RSU and DSU awards. Unvested RSU and DSU awards are not considered participating securities as they are forfeitable until the vesting date.

A reconciliation of shares used in calculating basic and diluted earnings per common share is presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Basic weighted-average shares of common stock outstanding	24,811	23,158	24,754	23,093
Effect of common stock equivalents	726	808	735	880
Diluted weighted-average shares outstanding	25,537	23,966	25,489	23,973

The anti-dilutive shares excluded from the table above were 165,359 and 10,000 for the three months ended December 31, 2025 and 2024, respectively, and 223,613 and 10,000 for the six months ended December 31, 2025 and 2024, respectively. Actual common shares outstanding totaled 24,896,992 and 23,019,185 as of December 31, 2025 and 2024, respectively.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. This update is effective for the Company for its fiscal year beginning July 1, 2027 and interim periods thereafter, and should be applied prospectively. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

Acquisition-related Contingent Consideration.

LPM

We may be required to pay contingent consideration up to $37.5 million in cash in connection with the acquisition of LPM if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets are met for 2024, 2025, and 2026. As of the acquisition date, the fair value of this contingent consideration was $2.8 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, include the timing and likelihood of achieving the related EBITDA targets, which are based on management’s prospective financial information and are reassessed at each reporting date, with changes reflected in earnings. As of December 31, 2025, the fair value of the contingent consideration was $0.2 million, $0.1 million of which was classified as accrued liabilities and the remainder as other liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of LPM is measured at fair value at each reporting period using a Monte Carlo Simulation model ("MCS model") with Level 3 unobservable inputs including estimated future cash flows generated by LPM, discount rates, and earnings volatility. Key assumptions used in the MCS model as of December 31, 2025 were an EBITDA risk premium of 10.0%, an EBITDA volatility of 85.0%, and a risk-free rate of 3.5%. We recorded an increase (reduction) to our contingent consideration liability reflected in earnings of ($1.2 million) and $0.0 million, respectively, during the three months ended December 31, 2025 and 2024, and ($1.0 million) and ($0.1 million) respectively, during the six months ended December 31, 2025 and 2024.

Pinehurst

We may be required to pay contingent consideration up to $5.3 million in cash in connection with the acquisition of Pinehurst if certain pre-tax earnings targets are met through the third anniversary of the acquisition as well as if certain net tangible asset thresholds were met as of June 30, 2025. As of the acquisition date, the fair value of this contingent consideration was $0.7 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of December 31, 2025, the fair value of the contingent consideration was $1.4 million, $1.0 million of which was classified as accrued liabilities and the remainder as other liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of Pinehurst is measured at fair value at each reporting period primarily using an MCS model with Level 3 unobservable inputs including estimated future cash flows generated by Pinehurst, discount rates, and pre-tax earnings volatility. Key assumptions used in the MCS model as of December 31, 2025 were a pre-tax earnings risk premium of 19.6%, a pre-tax earnings volatility of 80.0%, and a risk-free rate based on the USD yield curve between 3.4% and 3.6%. During the three and six months ended December 31, 2025, we recorded an increase of $1.1 million and $0.7 million, respectively, to our contingent consideration reflected in earnings. We remitted a contingent consideration payment of $1.0 million to the former owner of Pinehurst in January 2026 related to the achievement of certain net tangible asset balances.

AMS

We may be required to pay contingent consideration of up to an additional $9.0 million in cash based upon the achievement of certain performance benchmarks. Selling shareholders may also receive up to an additional $3.0 million in cash based upon the achievement of financial targets when certain inventory is sold. As of the acquisition date, the fair value of this contingent consideration was $5.9 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of December 31, 2025, the fair value of the contingent consideration was $0.4 million, which was classified as other liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of AMS is measured at fair value at each reporting period primarily using an MCS model with Level 3 unobservable inputs including estimated future cash flows generated by AMS, discount rates, and EBITDA volatility. Key assumptions used in the MCS model as of December 31, 2025 were an EBITDA risk premium of 12.0%, an EBITDA volatility of 75.0%, and a risk-free rate of 3.5%. During the three and six months ended December 31, 2025, we recorded a reduction of $0.2 million and $2.5 million, respectively, to our contingent consideration reflected in earnings. During the three months ended September 30, 2025 and December 31, 2025, we remitted a contingent consideration payment to the former owners of AMS of $2.4 million and $0.6 million, respectively, related to the sale of certain inventory.

Stock Payable Liability. In February 2025, the Company consummated the acquisition of SGI, formerly a related party, under the terms of a merger agreement. Certain major stockholders of SGI agreed to indemnify the Company for breaches by SGI of its representations and covenants under the merger agreement. Stock payable liabilities relate to shares held back from these major stockholders of SGI. We elected to account for these liabilities using the fair value option due to the inherent nature of the liabilities and the changes in value of the underlying shares that will ultimately be issued to settle the liabilities. The estimated fair value of these liabilities is classified as Level 1 and determined based upon the number of shares that are issuable to the sellers and the quoted closing price of our common stock as of the reporting date. The number of shares that will ultimately be issued is subject to adjustment for indemnified claims that existed as of the closing date of the business combination. Changes in the number of shares issued and share price can significantly affect the estimated fair value of the liabilities. During the three and six months ended December 31, 2025, the change in fair value related to stock payable liabilities recorded to other income (expense), net was expense of $0.3 million and $0.5 million, respectively. The stock payable liability is settled in two tranches: the first was remitted in November 2025 which resulted in the issuance of 33,440 shares, and the second will be remitted in August 2026, in each case less a number of shares equal in value to any indemnification claims as of the respective dates. There were no shares held back from the first tranche remitted in November 2025 resulting from indemnification claims.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis, aggregated by each fair value hierarchy level (in thousands):

	December 31, 2025
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$1,459,653	$—	$—	$1,459,653
Derivative assets — open sale and purchase commitments, net	935,465	—	—	935,465
Derivative assets — futures contracts	89	—	—	89
Derivative assets — forward contracts	12,107	—	—	12,107
Total assets, valued at fair value	$2,407,314	$—	$—	$2,407,314
Liabilities:
Liabilities on borrowed metals	$85,606	$—	$—	$85,606
Product financing arrangements	504,593	—	—	504,593
Derivative liabilities — open sale and purchase commitments, net	64,872	—	—	64,872
Derivative liabilities — margin accounts	14,346	—	—	14,346
Derivative liabilities — futures contracts	122,225	—	—	122,225
Derivative liabilities — forward contracts	136,780	—	—	136,780
Acquisition-related contingent consideration	—	—	2,109	2,109
Stock payable liability	1,140	—	—	1,140
Total liabilities, valued at fair value	$929,562	$—	$2,109	$931,671

(1)
Collectible coin inventory totaling $76.1 million was held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

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

4. RECEIVABLES, NET

Receivables, net consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Customer trade receivables	$275,344	$88,135
Wholesale trade advances	34,165	25,008
Due from brokers and other	249,307	24,580
	$558,816	$137,723

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans (in thousands):

	December 31, 2025	June 30, 2025
Secured loans originated	$115,893	$83,360
Secured loans acquired	4,458	10,677
	$120,351	$94,037

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

As of December 31, 2025 and June 30, 2025, our secured loans carried weighted-average effective interest rates of 9.8% and 10.2%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows (in thousands):

	December 31, 2025		June 30, 2025
Bullion	$75,564	62.8%	$54,843	58.3%
Numismatic and semi-numismatic	35,431	29.4%	32,439	34.5%
Graded sports cards	9,356	7.8%	6,755	7.2%
	$120,351	100.0%	$94,037	100.0%

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

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more (in thousands):

	December 31, 2025		June 30, 2025
Loan-to-value of less than 75%	$112,190	93.2%	$82,936	88.2%
Loan-to-value of 75% or more	8,161	6.8%	11,101	11.8%
	$120,351	100.0%	$94,037	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of December 31, 2025 and June 30, 2025.

Non-Performing Loans/Impaired Loans

Allowance for secured loan credit losses attributable to non-performing loans is recorded based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default. In the event a loan were to become non-performing and the collateral is not sufficient to satisfy amounts due, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of December 31, 2025 and June 30, 2025, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Historically, the Company has not established an allowance for any credit losses because the Company maintains sufficient collateral to satisfy amounts due. Customer loans are reviewed for impairment and include loans that are non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income. For the six months ended December 31, 2025 and 2024, the Company incurred no loan impairment costs, and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. The following table summarizes the components of our inventory (in thousands):

	December 31, 2025	June 30, 2025
Inventory held for sale	$770,526	$558,024
Repurchase arrangements with customers	94,699	116,546
Consignment arrangements with customers	4,229	5,998
Collectible coins, held at lower of cost or net realizable value	76,096	68,193
Borrowed precious metals	85,606	46,051
Product financing arrangements	504,593	484,733
	$1,535,749	$1,279,545

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding collectible coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, or product financing arrangements. As of December 31, 2025 and June 30, 2025, inventory held for sale totaled $770.5 million and $558.0 million, respectively.

Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which we sell and then purchase precious metals from our customer which are subject to repurchase by the customer at the fair value of the product on the repurchase date. These initial transactions with the customer do not qualify as sales and are excluded from revenue. Under these arrangements, the Company, which holds legal title to the metals, earns financing income until the time the arrangement is terminated, or the material is repurchased by the customer. In the event of a repurchase by the customer, the Company records a sale.

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited. As of December 31, 2025 and June 30, 2025, included within inventories is $94.7 million and $116.5 million, respectively, of precious metals products subject to repurchase arrangements with customers.

Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. Inventory loaned under consignment arrangements to customers as of December 31, 2025 and June 30, 2025 totaled $4.2 million and $6.0 million, respectively. Such transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Collectible Coins. Our collectible coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of collectible coins is influenced more by supply and demand determinants than by the underlying spot price of the precious metal content of the collectible coins. The value of collectible coins is not subject to the same level of volatility as bullion coins because our collectible coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our collectible coins are not hedged and totaled $76.1 million and $68.2 million as of December 31, 2025 and June 30, 2025, respectively.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) unallocated metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash. The Company's inventory included borrowed precious metals with market values totaling $85.6 million and $46.1 million as of December 31, 2025 and June 30, 2025, respectively, with a corresponding offsetting obligation reflected as liabilities on borrowed metals on the condensed consolidated balance sheets.

Product Financing Arrangements. This inventory represents amounts held as security by lenders for obligations under product financing arrangements. The Company enters into a product financing agreement for the transfer and subsequent re-acquisition of gold and silver at an agreed-upon price based on the spot price with a third-party finance company. This inventory is restricted and is held at a custodial storage facility in exchange for a financing fee, paid to the third-party finance company. During the term of the financing, the third-party finance company holds the inventory as collateral, and both parties intend for the inventory to be returned to the Company at an agreed-upon price based on the spot price on the finance arrangement repurchase date. These transactions do not qualify as sales and have been accounted for as financing arrangements in accordance with ASC 470-40 Product Financing Arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing arrangements and the underlying inventory are carried at fair value, with changes in fair value included in cost of sales in the condensed consolidated statements of income. Such obligations totaled $504.6 million and $484.7 million as of December 31, 2025 and June 30, 2025, respectively.

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of December 31, 2025 and June 30, 2025, the unrealized gains or losses resulting from the difference between market value and cost of physical inventory, excluding collectible coin inventory, were gains of $187.4 million and gains of $94.8 million, respectively.

Premium Component of Inventory

The premium component, at market value, included in the inventory as of December 31, 2025 and June 30, 2025 totaled $20.8 million and $35.3 million, respectively.

7. LEASES

Components of lease expense were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Operating lease costs	$1,725	$709	$3,388	$1,418
Variable lease costs	519	167	1,006	349
Short term lease costs	15	19	88	29
Finance lease costs	9	7	37	14
	$2,268	$902	$4,519	$1,810

For the six months ended December 31, 2025, we made cash payments of $3.4 million for operating lease obligations. These payments are included in operating cash flows. As of December 31, 2025, the weighted-average remaining lease term under our capitalized operating leases was 5.1 years, while the weighted-average discount rate for our operating leases was approximately 6.1%.

The future undiscounted cash flows for each of the next five years and thereafter, and reconciliation to the lease liabilities as of December 31, 2025 for our operating leases were as follows (in thousands):

Fiscal Year ending June 30,	Operating Leases
2026 (remainder)	$3,310
2027	5,805
2028	4,759
2029	3,613
2030	2,891
Thereafter	4,498
Total lease payments	24,876
Imputed interest	(3,640)
Total operating lease liability	$21,236	(1)
Operating lease liability - current	$5,155	(2)
Operating lease liability - long-term	16,081	(3)
	$21,236	(1)

(1)
Represents the present value of the operating lease liabilities as of December 31, 2025.
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

For information regarding the Company's related party leases, refer to Note 14.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Computer software	$20,166	$16,915
Plant equipment	15,205	12,501
Leasehold improvements	10,848	7,605
Office furniture, and fixtures	6,565	5,766
Computer equipment	7,055	6,208
Building and other	9,706	9,707
Total depreciable assets	69,545	58,702
Less: Accumulated depreciation and amortization	(34,833)	(30,013)
Property and equipment not placed in service	9,240	14,101
Land	2,720	2,719
Property, plant, and equipment, net	$46,672	$45,509

Property, plant and equipment depreciation and amortization expense was $2.5 million and $0.8 million for the three months ended December 31, 2025 and 2024, respectively, and $4.8 million and $1.7 million for the six months ended December 31, 2025 and 2024, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles are described below (dollar amounts in thousands):

			December 31, 2025				June 30, 2025
	Estimated Useful Lives (Years)	Remaining Weighted-Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	4 - 15	4.0	$118,274	$(75,246)	$—	$43,028	$116,568	$(66,215)	$—	$50,353
Developed technology	4	2.6	21,836	(14,780)	—	7,056	21,836	(13,362)	—	8,474
Non-compete and other	3 - 5	1.7	2,310	(2,307)	—	3	2,310	(2,306)	—	4
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			142,715	(92,628)	—	50,087	141,009	(82,178)	—	58,831
Trade names and trademarks	Indefinite	Indefinite	69,658	—	(1,290)	68,368	69,658	—	(1,290)	68,368
Domain name	Indefinite	Indefinite	8,847	—	—	8,847	8,615	—	—	8,615
In-process research and development	Indefinite	Indefinite	1,500	—	—	1,500	1,500	—	—	1,500
Identifiable intangible assets			$222,720	$(92,628)	$(1,290)	$128,802	$220,782	$(82,178)	$(1,290)	$137,314

Goodwill	Indefinite	Indefinite	$230,060	$—	$(1,364)	$228,696	$230,014	$—	$(1,364)	$228,650

The Company's intangible assets are subject to amortization except for trade names, trademarks, domain names and in-process research and development assets, which have indefinite lives. Amortization expense related to the Company's intangible assets was $5.2 million and $3.8 million for the three months ended December 31, 2025 and 2024, respectively, and $10.4 million and $7.7 million for the six months ended December 31, 2025 and 2024, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

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

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years and thereafter is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026 (remainder)	$10,263
2027	15,734
2028	12,184
2029	5,784
2030	3,067
Thereafter	3,055
$50,087

10. LONG-TERM INVESTMENTS

The following table shows the carrying value and ownership percentage of the Company's investment in privately-held entities accounted for either under the equity or cost method (in thousands):

	December 31, 2025		June 30, 2025
Investee	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Sunshine Minting, Inc.	15,682	44.9%	17,876	44.9%
Company A	—	—%	283	33.3%
Company B	2,270	50.0%	2,194	50.0%
Texas Precious Metals, LLC	8,485	12.0%	7,547	12.0%
Atkinsons Bullion & Coins (1)	10,757	49.5%	3,733	25.0%
Company C	56	33.3%	43	33.3%
Company D	925	20.0%	1,009	20.0%
Company E	262	5.0%	330	5.0%
	$38,437		$33,015

(1)
The Company holds an option, exercisable beginning in December 2027, to acquire additional ownership interest, which would give the Company control of the investee if exercised.

We consider all of our equity method investees to be related parties. See Note 14 for a summary of the Company's aggregate balances and activity with these related party entities. All of the Company's investees are accounted for using the equity method, with the exception of Company A, which was accounted for using the cost method and is not considered a related party.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Trade payables to customers	$76,935	$12,814
Other accounts payable	11,665	9,434
Accounts payable and other payables	$88,600	$22,248

Deferred revenue	$77,481	$19,866
Advances from customers	1,624,406	407,038
Deferred revenue and other advances	$1,701,887	$426,904

As of December 31, 2025 and June 30, 2025, advances from customers included $280.5 million and $246.5 million, respectively, of advances related to precious metals leases.

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

	December 31, 2025				June 30, 2025
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$952,738	$(17,273)	$—	$935,465	$130,609	$(825)	$—	$129,784
Futures contracts	89	—	—	89	4,326	—	—	4,326
Forward contracts	12,107	—	—	12,107	405	—	—	405
	$964,934	$(17,273)	$—	$947,661	$135,340	$(825)	$—	$134,515
Nettable derivative liabilities:
Open sale and purchase commitments	$74,983	$(10,111)	$—	$64,872	$18,170	$(2,675)	$—	$15,495
Margin accounts	43,460	—	(29,114)	14,346	(23,276)	—	27,445	4,169
Futures contracts	122,225	—	—	122,225	109	—	—	109
Forward contracts	136,780	—	—	136,780	76,404	—	—	76,404
	$377,448	$(10,111)	$(29,114)	$338,223	$71,407	$(2,675)	$27,445	$96,177

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

Below is a summary of the net gains (losses) on derivative instruments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open futures commodity and forward contracts and open sale and purchase commitments, net	$438,708	$19,895	$582,068	$(1,239)
Realized losses on futures commodity contracts, net	(191,386)	(9,118)	(221,520)	(10,247)
	$247,322	$10,777	$360,548	$(11,486)

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

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk (in thousands):

	December 31, 2025	June 30, 2025
Inventories	$1,535,749	$1,279,545

Less unhedgeable inventories:
Collectible coin inventory, held at lower of cost or net realizable value	(76,096)	(68,193)
Premium on metals position	(20,816)	(35,295)
Precious metal value not hedged	(96,912)	(103,488)

Commitments at market:
Open inventory purchase commitments	2,435,382	1,149,622
Open inventory sales commitments	(1,185,114)	(521,442)
Margin sales commitments	(43,459)	(27,446)
In-transit inventory no longer subject to market risk	(97,158)	(18,801)
Unhedgeable premiums on open commitment positions	15,760	10,345
Borrowed precious metals	(85,606)	(46,051)
Product financing arrangements	(504,593)	(484,733)
Advances on industrial metals	-	584
	535,212	62,078

Precious metal subject to price risk	1,974,049	1,238,135

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	1,255,256	927,990
Precious metals futures contracts at market values	712,352	310,645
Total market value of derivative financial instruments	1,967,608	1,238,635

Net precious metals subject to commodity price risk	$6,441	$(500)

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. The Company had the following outstanding commitments and open forward and futures contracts (in thousands):

	December 31, 2025	June 30, 2025
Purchase commitments	$2,435,382	$1,149,622
Sales commitments	$(1,185,114)	$(521,442)
Margin sales commitments	$(43,459)	$(27,446)
Open forward contracts	$1,255,256	$927,990
Open futures contracts	$712,352	$310,645

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheets. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. As of December 31, 2025, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

	December 31, 2025	June 30, 2025
Foreign exchange forward contracts	$14,435	$6,618
Open sale and purchase commitment transactions, net	$66	$2,056

13. INCOME TAXES

Net (loss) income from operations before provision for income taxes is shown below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
U.S.	$13,370	$8,360	$12,164	$17,734
Foreign	2,407	(344)	3,302	455
	$15,777	$8,016	$15,466	$18,189

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate are shown below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Current:
Federal	$1,794	$1,593	$1,704	$2,918
State and local	318	224	344	378
Foreign	137	225	861	501
	$2,249	$2,042	$2,909	$3,797

Effective income tax rate	14.3%	25.5%	18.8%	20.9%

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three and six months ended December 31, 2025 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit) and non-taxable and non-deductible expenditures. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three and six months ended December 31, 2024 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), foreign tax rate differential, Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

Income Taxes Receivable and Payable

As of December 31, 2025 and June 30, 2025, we had an income tax receivable of $7.5 million and $4.6 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2025 and June 30, 2025, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of December 31, 2025, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state and foreign), resulting in a federal deferred tax liability of $12.0 million, a state deferred tax liability of $0.1 million, and a foreign deferred tax liability of $6.1 million. As of June 30, 2025, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state and foreign), resulting in a federal deferred tax liability of $12.0 million, a state deferred tax liability of $0.1 million, and a foreign deferred tax liability of $6.1 million. Our net foreign deferred tax liability will fluctuate as the value of the U.S. dollar changes with respect to foreign currencies. The Company intends to indefinitely reinvest the cumulative undistributed earnings held by its foreign subsidiaries.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. As of December 31, 2025, there have been no material changes to our unrecognized tax benefits or any related interest or penalties since June 30, 2025.

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
3)
Equity method investees. As of December 31, 2025, the Company had seven investments in privately-held entities which have been determined to be equity method investees and related parties.

Our related party transactions primarily include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, (iv) hedging transactions, and (v) related party lease and construction arrangements. Below is a summary of our related party transactions. The amounts presented for each period reflect each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

Our related party net receivables and payables balances were as shown below (in thousands):

	December 31, 2025				June 30, 2025
	Receivables		Payables		Receivables		Payables
Equity method investees	3,017	(1)	13,768	(2)	3,088	(1)	4,290	(2)
Other	268	(1)	3,354	(2)	398	(1)	3,270	(2)
	$3,285		$17,122		$3,486		$7,560

(1)
Balance includes trade receivables and other receivables, net
(2)
Balance includes note payables, trade payables, and other payables, net

Operating Lease Right of Use Assets

As of December 31, 2025 and June 30, 2025, our related party right of use assets were $3.0 million and $3.2 million, respectively.

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

Long-term Investments

As of December 31, 2025 and June 30, 2025, the aggregate carrying balance of our equity method investments was $38.4 million and $32.7 million, respectively. (See Note 10.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026; the CCP Note may be further extended by mutual agreement. As of December 31, 2025 and June 30, 2025, the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million, respectively.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of December 31, 2025, the dividend was paid in full, which included a dividend paid to the Company from SGB in September 2024 of $7.5 million.

In February 2025 in connection with the acquisition of Pinehurst, the Company assumed a promissory note with the former majority owner of Pinehurst for $3.1 million. This promissory note has a maturity date of August 1, 2026 and bears interest at a rate of 5% per annum. As of December 31, 2025, the outstanding principal balance of this promissory note was $3.1 million.

Share Repurchases

In November 2024, we repurchased 139,455 shares of our common stock from the former owner of AMS and LPM, a related party, for $4.2 million.

Activity with Related Parties

Sales and Purchases

Our sales and purchases with companies deemed to be related parties were as follows (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries(1)	$—	$—	$35,240	$17,868	$—	$—	$80,697	$51,715
Equity method investees(2)	216,175	3,792	284,369	11,817	281,394	6,891	559,209	25,122
	$216,175	$3,792	$319,609	$29,685	$281,394	$6,891	$639,906	$76,837

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

Interest Income

We earned interest income from related parties as set forth below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Interest income from secured loans receivables	$—	$90	$—	$175
Interest income from finance products and repurchase arrangements	383	2,319	504	4,646
	$383	$2,409	$504	$4,821

Selling, General, and Administrative

The Company incurred selling, general, and administrative expense related to its related party leasing agreements and consulting agreements of $0.5 million and $0.4 million during the three months ended December 31, 2025 and 2024, respectively, and $1.0 million and $0.8 million during the six months ended December 31, 2025 and 2024, respectively.

Interest Expense

The Company incurred interest expense related to its related party notes payable of $87,000 and $46,000 during the three months ended December 31, 2025 and 2024, respectively, and $173,000 and $93,000 during the six months ended December 31, 2025 and 2024, respectively.

Equity Method Investments — Earnings, Dividends and Distributions Received

The Company's proportional share of our equity method investee's earnings (losses) totaled $1.0 million and ($2.4) million during the three months ended December 31, 2025 and 2024, respectively, and $0.1 million and ($1.8) million, during the six months ended December 31, 2025 and 2024, respectively.

The Company received dividend and distribution payments from our equity method investees that totaled, in the aggregate, $1.1 million and $0.0 million during the three months ended December 31, 2025 and 2024, respectively, and $1.2 million and $0.2 million during the six months ended December 31, 2025 and 2024, respectively.

Other Income

The Company earned royalty and consulting services income from related parties that totaled $0.0 million and $0.6 million during the three months ended December 31, 2025 and 2024, respectively, and $0.0 million and $0.8 million during the six months ended December 31, 2025 and 2024, respectively.

Transactions with Directors and Officers

Directors and officers of the Company engaged in transactions through the Company for an aggregate dollar value of $1.9 million and $1.0 million during the three months ended December 31, 2025 and 2024, respectively, and $2.2 million and $2.4 million during the six months ended December 31, 2025 and 2024, respectively.

15. FINANCING AGREEMENTS

Lines of Credit - Trading Credit Facility

On December 21, 2021, the Company entered into a three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. As of December 31, 2025, the Trading Credit Facility has since been amended and restated to modify certain terms and conditions, including eliminating provisions whereby lenders under certain conditions could require repayment of all obligations outstanding under the Trading Credit Facility within 10 days on demand, extending the maturity date to September 30, 2027, and revising the total facility to $422.5 million. There is also an incremental revolving loan feature that is available under certain conditions up to an aggregate additional $73.0 million.

The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by all of the Company's subsidiaries. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of December 31, 2025, the interest rate on our Trading Credit Facility was approximately 6.3% and the daily SOFR rate was approximately 3.9%.

The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. We routinely use funds drawn under the Trading Credit Facility to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $300.0 million and $345.0 million at December 31, 2025 and June 30, 2025, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $122.5 million and $99.1 million as determined on December 31, 2025 and June 30, 2025, respectively. As of December 31, 2025 and June 30, 2025, the remaining unamortized balance of loan costs was approximately $3.4 million and $3.5 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of December 31, 2025.

Interest expense related to the Company’s Trading Credit Facility totaled $6.7 million and $6.5 million which represents 41.0% and 63.2% of the total interest expense recognized for the three months ended December 31, 2025 and 2024, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate (inclusive of amortization of debt issuance costs) of 7.9% and 8.7% for the three months ended December 31, 2025 and 2024, respectively.

Interest expense related to the Company’s Trading Credit Facility totaled $13.6 million and $12.9 million, which represents 47.3% and 63.5% of the total interest expense recognized for the six months ended December 31, 2025 and 2024, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate (inclusive of amortization of debt issuance costs) of 8.5% and 8.9% for the six months ended December 31, 2025 and 2024, respectively.

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

The carrying amount of the leaseback financing obligation as of December 31, 2025 was $7.5 million, with a remaining term of 14 years and an effective interest rate of 8.6%. The obligation is secured by the underlying property, which had a net book value of $7.9 million as of December 31, 2025. Future minimum payments under the arrangement are as follows (in thousands):

Fiscal Year ending June 30,	Financing Payments (Undiscounted)
2026 (remainder)	$376
2027	768
2028	787
2029	807
2030	827
Thereafter	8,612
Total future payments	12,177
Imputed interest	(6,409)
Present value (1)	$5,768

(1)
The difference between the carrying amount of the leaseback financing obligation and the present value of the financing payments reflects the difference between the total contractual payments required under the leaseback arrangement and the fair value of the financing obligations assumed at the acquisition date.

The Company has recorded the current portion of this obligation within accrued liabilities and the noncurrent portion within other liabilities in its condensed consolidated balance sheet, with related interest expense recognized in the consolidated statement of operations. The total interest expense incurred during the three and six months ended December 31, 2025 was $0.2 million and $0.3 million, respectively.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals and Precious Metals Leases

The Company recorded liabilities on borrowed metals with market values totaling $85.6 million and $46.1 million as of December 31, 2025 and June 30, 2025, respectively, which were included in inventories on the condensed consolidated balance sheet.

Precious metals leases valued at $280.5 million and $246.5 million as of December 31, 2025 and June 30, 2025, respectively, were included in deferred revenue and other advances on the condensed consolidated balance sheet.

For the three months ended December 31, 2025 and 2024, the interest expense related to liabilities on borrowed metals totaled $2.7 million and $0.9 million, which represents 16.8% and 8.4% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2025 and 2024, the interest expense related to liabilities on borrowed metals and precious metals leases totaled $4.8 million and $1.6 million, which represents 16.7% and 8.0% of the total interest expense recognized by the Company, respectively. The weighted-average effective interest rate related to liabilities on borrowed metals and precious metals leases was 4.5% and 2.6% as of December 31, 2025 and 2024, respectively.

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

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory upon demand at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $504.6 million and $484.7 million as of December 31, 2025 and June 30, 2025, respectively.

For the three months ended December 31, 2025 and 2024, the interest expense related to product financing arrangements totaled $6.5 million and $2.8 million, which represents 39.9% and 26.6% of the total interest expense recognized by the Company, respectively. For the six months ended December 31, 2025 and 2024, the interest expense related to product financing arrangements totaled $9.6 million and $5.4 million, which represents 33.4% and 26.6% of the total interest expense recognized by the Company, respectively.

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

On October 28, 2025, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on November 19, 2025. The dividend was paid on December 2, 2025 and totaled $4.9 million.

Share Repurchase Program

The Company has an ongoing share repurchase program authorizing the purchase of up to 2.0 million shares of common stock. As of December 31, 2025, 678,997 shares remain authorized for repurchase under the program. During the six months ended December 31, 2025, we did not repurchase any shares under our share repurchase program. From inception of the program through December 31, 2025, we repurchased a total of 1,321,003 shares for $37.3 million, of which 139,455 shares were repurchased from a related party (see Note 14 for further information). We are not obligated to repurchase any shares under the program, and repurchases under the program may be discontinued if management determines that additional repurchases are not warranted.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of December 31, 2025, 1,418,789 shares were available for issuance of new awards under the 2014 Plan. Under the 2014 Plan, the Company may grant stock options, restricted stock, RSUs, SARs, and other equity-based or cash incentive awards to employees, directors, and consultants. The plan permits performance-based and market-based conditions on awards. Authority to grant new awards under the plan expires on October 27, 2032.

Stock Options

The Company measures the compensation cost of stock options using the Black-Scholes option pricing model, which uses various inputs such as the market price per share of common stock and estimates that include the risk-free interest rate, volatility, expected life and dividend yield.

The Company incurred compensation expense related to stock options of $0.1 million and $0.0 million during the three months ended December 31, 2025 and 2024, respectively, and $0.2 million and $0.0 million during the six months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was total remaining compensation expense of $1.3 million related to employee stock options, which will be recorded over a weighted-average vesting period of approximately 2.4 years. The Company recognizes forfeitures as they occur. The following table summarizes stock option activity:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Grant Date Fair Value Per Award (1)
Fiscal 2025
Outstanding at June 30, 2024	1,158,530	$7.10	$29,354	$3.53
Exercises	(230,668)	$14.23	$6,828	$6.56
Outstanding at December 31, 2024	927,862	$5.32	$20,607	$2.78
Nonvested outstanding December 31, 2024	5,000	$39.69	$—	$16.56
Exercisable at December 31, 2024	922,862	$5.14	$20,607	$2.70

Fiscal 2026
Outstanding at June 30, 2025	1,177,862	$9.68	$15,728	$4.39
Grants	30,000	$20.57	$404	$7.65
Exercises	(222,183)	$8.30	$4,208	$2.98
Forfeitures	(100,000)	$25.24	$—	$10.09
Outstanding at December 31, 2025	885,679	$8.64	$22,563	$4.21
Nonvested outstanding December 31, 2025	173,333	$24.59	$1,640	$9.79
Exercisable at December 31, 2025	712,346	$4.76	$20,923	$2.85

(1)
The Company issued the options with an exercise price per share not less than the closing market price of common stock on the grant date.

The following table presents information related to outstanding options as of December 31, 2025:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Underlying Shares	Weighted-Average Remaining Contractual	Weighted-Average Exercise Price	Number of Underlying Shares	Weighted-Average Remaining	Weighted-Average Exercise Price

			Life (Years)			Contractual Life (Years)
$—	$5.00	542,562	3.67	$1.96	542,562	3.67	$1.96
$5.01	$7.50	6,000	1.07	$6.05	6,000	1.07	$6.05
$7.51	$12.50	100,117	0.14	$9.25	100,117	0.14	$9.25
$12.51	$30.00	227,000	8.51	$23.04	53,667	5.93	$18.05
$30.01	$50.00	10,000	7.09	$39.69	10,000	7.09	$39.69
		885,679	4.53	$8.64	712,346	3.37	$4.76

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

The Company incurred compensation expense related to RSUs of $0.3 million and $0.3 million during the three months ended December 31, 2025 and 2024, and $0.6 million and $0.6 million during the six months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $1.7 million of remaining compensation expense related to RSUs, which will be recorded over a weighted-average vesting period of approximately 1.9 years. The following table summarizes RSU activity:

	Awards Outstanding	Weighted-Average Fair Value per Unit at Grant Date
Fiscal 2025
Nonvested outstanding at June 30, 2024	61,317	$30.61
Granted	15,965	$30.06
Vested & delivered	(4,638)	$25.87
Vested & deferred (1)	(14,042)	$25.87
Nonvested outstanding at December 31, 2024	58,602	$32.02
Vested but subject to deferred settlement at December 31, 2024 (1)	55,989	$26.01
Outstanding at December 31, 2024	114,591	$29.08
Fiscal 2026
Nonvested outstanding at June 30, 2025	82,690	$26.59
Granted	30,433	$25.02
Vested & deferred (1)	(16,100)	$29.93
Nonvested outstanding at December 31, 2025	97,023	$25.57
Vested but subject to deferred settlement at December 31, 2025 (1)	70,267	$27.48
Outstanding at December 31, 2025 (2)	167,290	$26.37

(1)
Certain RSU holders elected to defer settlement of the RSUs to a specified date. The DSU holder is contractually obligated to defer settlement of the DSUs to a specified date following the holder’s termination of service.
(2)
Includes 3,133 RSUs that vest based on continuous employment and achievement of non-market performance goals through June 30, 2026.

Cash Incentive Bonus Award

Effective in the first quarter of fiscal 2024, the Company granted its chief executive officer a cash incentive bonus payable at the end of the fiscal 2024–2027 term, based on two percent of total stockholder return, net of salary and annual bonuses. The award is valued using a Black-Scholes model. The grant date fair value of this liability award was $5.7 million. The fair value of this liability award was $1.4 million as of December 31, 2025 resulting from the following assumptions: a performance bonus estimate of $1.8 million to be paid over the four-year term, a risk-free rate of 3.5%, and an equity volatility of 50.0%.

Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating due to remeasurement of fair value at the end of each reporting period. The Company recognized compensation expense (income) related to this cash incentive bonus award of $0.7 million and ($1.3 million) during the three months ended December 31, 2025 and 2024, respectively, and $1.0 million and ($0.2 million) during the six months ended December 31, 2025 and 2024, respectively.

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentrations

The following customers provided 10 percent or more of the Company's revenues (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$6,476,900	100.0%	$2,742,345	100.0%	$10,157,666	100.0%	$5,457,441	100.0%
Customer concentrations
HSBC Bank (1)	$1,233,822	19.0%	$422,659	15.4%	$1,806,436	17.8%	$1,001,442	18.4%
Deutsche Bank (1)	1,230,219	19.0%	146,718	5.4%	1,787,386	17.6%	161,607	3.0%
	$2,464,041	38.0%	$569,377	20.8%	$3,593,822	35.4%	$1,163,049	21.4%

(1)
Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales & Ancillary Services segment.

The following customer accounted for 10 percent or more of the Company's accounts receivable (in thousands):

	December 31, 2025		June 30, 2025
	Amount	Percent	Amount	Percent
Total accounts receivable	$558,816	100.0%	$137,723	100.0%
Customer concentrations
Deutsche Bank AG	$55,950	10.0%	$27,700	20.1%

No single customer provided 10 percent or more of the Company's secured loans receivable balances as of December 31, 2025.

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

Revenue

in thousands	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
Revenue by segment (1)
Wholesale Sales & Ancillary Services	$6,046,811		$2,637,921		$9,556,020		$5,185,919
Eliminations of inter-segment sales	(1,158,845)		(464,581)		(1,851,183)		(785,590)
Wholesale Sales & Ancillary Services, net of eliminations (2)	4,887,966		2,173,340		7,704,837		4,400,329
Direct-to-Consumer	1,588,934	(a)	569,005	(b)	2,452,829	(c)	1,057,112	(d)
	$6,476,900		$2,742,345		$10,157,666		$5,457,441

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $41.2 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $46.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Includes $86.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)
Includes $67.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue by geographic region
United States	$1,663,982	$1,099,582	$3,007,907	$2,113,437
Europe	3,490,624	1,047,545	5,262,820	2,371,228
Canada	1,129,557	547,292	1,602,622	872,964
Asia Pacific	176,270	45,146	262,263	93,580
Africa	79	3	79	3
Australia	16,336	2,767	21,761	6,219
South America	52	10	214	10
	$6,476,900	$2,742,345	$10,157,666	$5,457,441

Cost of Sales

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Cost of sales by segment(1)
Wholesale Sales & Ancillary Services	$6,025,241	$2,618,118	$9,512,971	$5,146,307
Eliminations and adjustments	(1,159,095)	(464,512)	(1,851,196)	(785,702)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	4,866,146	2,153,606	7,661,775	4,360,605
Direct-to-Consumer, net of eliminations	1,517,384	543,972	2,329,624	1,008,626
	$6,383,530	$2,697,578	$9,991,399	$5,369,231

(1)
The Secured Lending segment earns interest income from its lending activity and has no cost of sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Gross Profit and Gross Margin Percentage

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$21,570	$19,803	$43,049	$39,612
Eliminations and adjustments	250	(69)	13	112
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	21,820	19,734	43,062	39,724
Direct-to-Consumer, net of eliminations	71,550	25,033	123,205	48,486
	$93,370	$44,767	$166,267	$88,210
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	0.357%	0.751%	0.450%	0.764%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	0.446%	0.908%	0.559%	0.903%
Direct-to-Consumer	4.503%	4.399%	5.023%	4.587%
Consolidated gross margin percentage	1.442%	1.632%	1.637%	1.616%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Operating income (expenses) by segment
Wholesale Sales & Ancillary Services	$(32,908)	$(18,439)	$(64,998)	$(34,888)
Eliminations	(99)	(45)	(166)	(92)
Wholesale Sales & Ancillary Services, net of eliminations	$(33,007)	$(18,484)	$(65,164)	$(34,980)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general, and administrative expenses	$(21,279)	$(11,408)	$(43,338)	$(24,142)
Depreciation and amortization expense	(1,622)	(806)	(3,248)	(1,608)
Interest income	2,999	4,124	6,005	8,139
Interest expense	(14,175)	(8,075)	(24,983)	(15,555)
Earnings (losses) from equity method investments	968	(2,459)	24	(1,908)
Other income (expense), net	86	(70)	19	(65)
Unrealized gains on foreign exchange	16	210	357	159
	$(33,007)	$(18,484)	$(65,164)	$(34,980)
Direct-to-Consumer
Selling, general, and administrative expenses	$(38,171)	$(14,058)	$(75,636)	$(27,649)
Depreciation and amortization expense	(6,016)	(3,832)	(11,973)	(7,736)
Interest income	35	44	56	96
Interest expense	(595)	(697)	(1,017)	(1,181)
Other income, net	164	—	2,464	—
Unrealized losses on foreign exchange	(982)	(1,050)	(1,422)	(821)
	$(45,565)	$(19,593)	$(87,528)	$(37,291)
Secured Lending
Selling, general, and administrative expenses	$(334)	$(288)	$(632)	$(580)
Depreciation and amortization expense	—	(1)	—	(4)
Interest income	2,755	2,626	5,299	5,646
Interest expense	(1,483)	(1,591)	(2,853)	(3,614)
Earnings from equity method investments	41	49	77	76
Other income, net	—	531	—	726
	$979	$1,326	$1,891	$2,250

Net (Loss) Income Before Provision for Income Taxes

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net (loss) income before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$(11,187)	$1,250	$(22,102)	$4,744
Direct-to-Consumer	25,985	5,440	35,677	11,195
Secured Lending	979	1,326	1,891	2,250
	$15,777	$8,016	$15,466	$18,189

Advertising Expense

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(1,679)	$(526)	$(3,601)	$(1,146)
Direct-to-Consumer	(7,796)	(4,165)	(15,663)	(8,121)
Secured Lending	(61)	(55)	(114)	(125)
	$(9,536)	$(4,746)	$(19,378)	$(9,392)

Capital Expenditures for Long-Lived Assets

in thousands	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Capital expenditures for long-lived assets by segment
Wholesale Sales & Ancillary Services	$(3,152)	$(3,607)	$(4,478)	$(4,112)
Direct-to-Consumer	(846)	(194)	(1,494)	(296)
	$(3,998)	$(3,801)	$(5,972)	$(4,408)

Inventories

in thousands
	December 31, 2025	June 30, 2025
Inventories by segment
Wholesale Sales & Ancillary Services	$1,107,815	$1,049,200
Direct-to-Consumer	427,934	230,345
	$1,535,749	$1,279,545

in thousands
	December 31, 2025	June 30, 2025
Inventories by geographic region
United States	$1,320,873	$1,150,678
North America, excluding United States	110,286	52,225
Europe	43,178	32,987
Asia	61,412	43,655
	$1,535,749	$1,279,545

Total Assets

in thousands
	December 31, 2025	June 30, 2025
Total assets by segment
Wholesale Sales & Ancillary Services (1)	$2,820,288	$1,485,370
Eliminations	(359,446)	(211,144)
Wholesale Sales & Ancillary Services, net of eliminations	2,460,842	1,274,226
Direct-to-Consumer	1,227,803	844,760
Secured Lending	123,240	96,445
	$3,811,885	$2,215,431

(1)
Our equity method investments and precious metals held under financing arrangements are primarily recorded within our Wholesale Sales & Ancillary Services segment.

in thousands
	December 31, 2025	June 30, 2025
Total assets by geographic region
United States	$3,263,503	$1,917,452
North America, excluding United States	350,552	169,864
Europe	59,518	40,625
Asia	138,312	87,490
	$3,811,885	$2,215,431

Long-term Assets

in thousands
	December 31, 2025	June 30, 2025
Long-term assets by segment
Wholesale Sales & Ancillary Services	$130,759	$120,348
Direct-to-Consumer	337,188	349,394
Secured Lending	2,271	2,194
	$470,218	$471,936

in thousands
	December 31, 2025	June 30, 2025
Long-term assets by geographic region
United States	$336,839	$334,199
North America, excluding United States	102,987	106,405
Europe	2	2
Asia	30,390	31,330
	$470,218	$471,936

Goodwill

in thousands
	December 31, 2025	June 30, 2025
Goodwill by segment
Wholesale Sales & Ancillary Services	$39,191	$39,191
Direct-to-Consumer(1)	189,505	189,459
	$228,696	$228,650

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	December 31, 2025	June 30, 2025
Intangible assets by segment
Wholesale Sales & Ancillary Services	$17,713	$18,322
Direct-to-Consumer(1)	111,089	118,992
	$128,802	$137,314

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.

20. SUBSEQUENT EVENTS

Monex Acquisition

On November 5, 2025, the Company entered into a definitive agreement (the "Monex Agreement") to acquire, through a wholly-owned subsidiary, all of the equity interests of Monex Deposit Company, a California limited partnership, and certain related entities. The transaction was consummated on January 2, 2026. The purchase price paid by the Company was approximately $33.0 million, consisting of $19.0 million in cash and $14.0 million in shares of the Company's common stock valued at $25.00 per share in accordance with the terms of the Monex Agreement. Of the common stock, $10.0 million was issued and delivered on the closing date and $4.0 million is withheld by the Company for a period of 24 months following the closing date for purposes of securing the indemnification obligations of the sellers. The Monex Agreement also contemplates an additional deferred purchase price of up to $20.0 million based on the achievement of specified levels of cumulative pre-tax income.

Dividend

As announced on February 5, 2026, the Company's Board of Directors has declared a quarterly cash dividend of $0.20 per share. The dividend is payable on March 4, 2026 to stockholders of record as of February 20, 2026.

Tether Investment

On February 4, 2026, the Company entered into a definitive agreement (as amended, the “Tether Securities Purchase Agreement”) with Tether Investments, S.A. de C.V. (“Tether”), whereby Tether agreed to purchase $126.4 million of the Company’s common stock and will purchase an additional $23.6 million of the Company’s common stock following receipt of clearance under the Hart-Scott-Rodino Act. The closing of the initial purchase is expected to occur shortly. The purchase price for the common stock is $44.50 per share. The shares purchased by Tether are subject to a 90-day resale restriction.

The Company also entered into an investor rights agreement, under which Tether is entitled to nominate a member to the Company’s board of directors and receives certain registration rights.

Tether will provide the Company with a gold leasing facility of no less than $100.0 million, and the parties have also agreed to negotiate certain other commercial agreements in good faith.

The Tether Securities Purchase Agreement also provides that the Company will invest $20.0 million of the proceeds of the sale in Tether’s XAUT stablecoin.

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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of December 31, 2025, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
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

EXECUTIVE OVERVIEW

Our Business

Effective December 2, 2025, the Company changed its name to Gold.com, Inc. and transferred the listing of its common shares from Nasdaq to the New York Stock Exchange ("NYSE"). The shares of the Company are now being traded on the NYSE under the symbol "GOLD" as of December 2, 2025.

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending.

Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly under the "A-Mark" brand and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS"), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), which we acquired in February 2025, and AM Precious Metals Singapore PTE Ltd.

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. We sell more than 2,000 products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing support office in Vienna, Austria, a numismatics showroom in Hong Kong, and a trading center in Costa Mesa, California. The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. In addition to Wholesale Sales activity, we offer our customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, we purchase product directly from the U.S. Mint, and also purchase product from other sovereign mints, for sale to our customers.

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

In February 2024, the Company acquired LPM, one of Asia's largest precious metals dealers. Headquartered in Hong Kong, LPM extends the Company's global reach by offering its full-service precious metals products and services in Asia and internationally.

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

Also in February 2025, the Company continued its expansion into the bullion adjacent collectible coin market through the acquisition of the remaining outstanding equity interests in Pinehurst Coin Exchange, Inc. ("Pinehurst") it did not previously own. Pinehurst is a leading precious metals broker that services the wholesale and retail marketplace and is one of the nation’s largest e-commerce retailers of modern and numismatic coins on eBay. Pinehurst markets a broad range of bullion and is a leader in selling coins produced by the U.S. Mint, the Royal Canadian Mint, and other highly regarded sovereign mints that have been evaluated by leading grading agencies. Pinehurst's financial results and metrics attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment, and the financial results and metrics attributable to its retail operations are included in our Direct-to-Consumer segment.

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

The Company, in connection with its acquisition of LPM in February 2024, formed a joint venture with Stack's Bowers Galleries and Pinehurst to acquire a 10% interest in AMS. In April 2025, the Company acquired the remaining 90% of its outstanding equity interests it did not previously own. The Company had supplied bullion and related products to AMS for over ten years. The foundation of AMS brings together four decades of collector relationships with modern technology and compelling coin offerings that are sold through the GOVMINT brand and continues the Company's strategy to expand its footprint into the luxury precious metals market.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC, including its wholly-owned subsidiary, CFC Alternative Investments (“CAI”) (collectively “CFC”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of December 31, 2025, CFC had $120.4 million in secured loans outstanding, of which 4% were acquired from third parties (some of which may be customers of the Company) and approximately 96% were originated by CFC.

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

RESULTS OF OPERATIONS

Overview of Results of Operations

Consolidated Results of Operations for the Three Months Ended December 31, 2025 and 2024

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$6,476,900	100.000%	$2,742,345	100.000%	$3,734,555	136.2%
Gross profit	93,370	1.442%	44,767	1.632%	$48,603	108.6%
Selling, general, and administrative expenses	(59,784)	(0.923%)	(25,754)	(0.939%)	$34,030	132.1%
Depreciation and amortization expense	(7,638)	(0.118%)	(4,639)	(0.169%)	$2,999	64.6%
Interest income	5,789	0.089%	6,794	0.248%	$(1,005)	(14.8%)
Interest expense	(16,253)	(0.251%)	(10,363)	(0.378%)	$5,890	56.8%
Earnings (losses) from equity method investments	1,009	0.016%	(2,410)	(0.088%)	$3,419	141.9%
Other income, net	250	0.004%	461	0.017%	$(211)	(45.8%)
Unrealized losses on foreign exchange	(966)	(0.015%)	(840)	(0.031%)	$126	15.0%
Net income before provision for income taxes	15,777	0.244%	8,016	0.292%	$7,761	96.8%
Income tax expense	(2,249)	(0.035%)	(2,042)	(0.074%)	$207	10.1%
Net income	13,528	0.209%	5,974	0.218%	$7,554	126.4%
Net income (loss) attributable to noncontrolling interests	1,892	0.029%	(584)	(0.021%)	$2,476	424.0%
Net income attributable to the Company	$11,636	0.180%	$6,558	0.239%	$5,078	77.4%

Basic and diluted net income per share attributable to Gold.com, Inc.:

Per Share Data:
Basic	$0.47		$0.28		$0.19	67.9%
Diluted	$0.46		$0.27		$0.19	70.4%

Performance Metrics:(1)
Gold ounces sold(2)	545,000		466,000		79,000	17.0%
Silver ounces sold(3)	18,635,000		21,828,000		(3,193,000)	(14.6%)
Inventory turnover ratio(4)	4.6		2.2		2.4	109.1%
Number of secured loans at period end(5)	355		518		(163)	(31.5%)

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
(5)
Number of outstanding secured loans to customers that are primarily collateralized by precious metals at the end of the period.

Consolidated Results of Operations for the Six Months Ended December 31, 2025 and 2024

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$10,157,666	100.000%	$5,457,441	100.000%	$4,700,225	86.1%
Gross profit	166,267	1.637%	88,210	1.616%	$78,057	88.5%
Selling, general, and administrative expenses	(119,606)	(1.177%)	(52,371)	(0.960%)	$67,235	128.4%
Depreciation and amortization expense	(15,221)	(0.150%)	(9,348)	(0.171%)	$5,873	62.8%
Interest income	11,360	0.112%	13,881	0.254%	$(2,521)	(18.2%)
Interest expense	(28,853)	(0.284%)	(20,350)	(0.373%)	$8,503	41.8%
Earnings (losses) from equity method investments	101	0.001%	(1,832)	(0.034%)	$1,933	105.5%
Other income, net	2,483	0.024%	661	0.012%	$1,822	275.6%
Unrealized losses on foreign exchange	(1,065)	(0.010%)	(662)	(0.012%)	$403	60.9%
Net income before provision for income taxes	15,466	0.152%	18,189	0.333%	$(2,723)	(15.0%)
Income tax expense	(2,909)	(0.029%)	(3,797)	(0.070%)	$(888)	(23.4%)
Net income	12,557	0.124%	14,392	0.264%	$(1,835)	(12.8%)
Net income (loss) attributable to noncontrolling interests	1,860	0.018%	(1,150)	(0.021%)	$3,010	261.7%
Net income attributable to the Company	$10,697	0.105%	$15,542	0.285%	$(4,845)	(31.2%)

Basic and diluted net income per share attributable to Gold.com, Inc.:

Per Share Data:
Basic	$0.43		$0.67		$(0.24)	(35.8%)
Diluted	$0.42		$0.65		$(0.23)	(35.4%)

Performance Metrics:(1)
Gold ounces sold(2)	984,000		864,000		120,000	13.9%
Silver ounces sold(3)	29,026,000		42,277,000		(13,251,000)	(31.3%)
Inventory turnover ratio(4)	7.1		4.7		2.4	51.1%
Number of secured loans at period end(5)	355		518		(163)	(31.5%)

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
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$6,476,900	100.000%	$2,742,345	100.000%	$3,734,555	136.2%
Performance Metrics
Gold ounces sold	545,000		466,000		79,000	17.0%
Silver ounces sold	18,635,000		21,828,000		(3,193,000)	(14.6%)

Revenues for the three months ended December 31, 2025 increased $3.735 billion, or 136.2%, to $6.477 billion from $2.742 billion in 2024. Excluding an increase of $2.494 billion of forward sales, our revenues increased $1.241 billion, or 69.0%, which was due to higher average selling prices of gold and silver as well as an increase in gold ounces sold, partially offset by a decrease in silver ounces sold. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025 and AMS in April 2025.

Gold ounces sold for the three months ended December 31, 2025 increased 79,000 ounces, or 17.0%, to 545,000 ounces from 466,000 ounces in 2024. Silver ounces sold for the three months ended December 31, 2025 decreased 3,193,000 ounces, or 14.6%, to 18,635,000 ounces from 21,828,000 ounces in 2024. On average, selling prices for gold increased by 50.6% and selling prices for silver increased by 67.2% during the three months ended December 31, 2025 as compared to the prior year.

JMB's revenue represented 7.7% and 11.3% of the Company's consolidated revenue for the three months ended December 31, 2025 and 2024, respectively.

in thousands, except performance metrics
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$10,157,666	100.000%	$5,457,441	100.000%	$4,700,225	86.1%
Performance Metrics
Gold ounces sold	984,000		864,000		120,000	13.9%
Silver ounces sold	29,026,000		42,277,000		(13,251,000)	(31.3%)

Revenues for the six months ended December 31, 2025 increased $4.700 billion, or 86.1%, to $10.158 billion from $5.457 billion in 2024. Excluding an increase of $3.056 billion of forward sales, our revenues increased $1.644 billion, or 50.3%, which was due to higher average selling prices of gold and silver as well as an increase in gold ounces sold, partially offset by a decrease in silver ounces sold. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025 and AMS in April 2025.

Gold ounces sold for the six months ended December 31, 2025 increased 120,000 ounces, or 13.9%, to 984,000 ounces from 864,000 ounces in 2024. Silver ounces sold for the six months ended December 31, 2025 decreased 13,251,000 ounces, or 31.3%, to 29,026,000 ounces from 42,277,000 ounces in 2024. On average, selling prices for gold increased by 45.8% and selling prices for silver increased by 59.9% during the six months ended December 31, 2025 as compared to the prior year.

JMB's revenue represented 7.8% and 11.3% of the Company's consolidated revenue for the six months ended December 31, 2025 and 2024, respectively.

Gross Profit

in thousands, except performance metric
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$93,370	1.442%	$44,767	1.632%	$48,603	108.6%
Performance Metric
Inventory turnover ratio	4.6		2.2		2.4	109.1%

Gross profit for the three months ended December 31, 2025 increased $48.6 million, or 108.6%, to $93.4 million from $44.8 million in 2024. The overall gross profit increase was due to an increase in gross profits earned by both the Wholesale Sales & Ancillary Services segment and the Direct-to-Consumer segment, including the acquisitions of SGI, Pinehurst, and AMS which were not included in the same year-ago period, partially offset by lower trading profits.

The Company’s overall gross margin percentage for the three months ended December 31, 2025 decreased by 19.0 basis points to 1.442% from 1.632% in 2024. Excluding forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended December 31, 2025 increased by 58.4 basis points to 3.072% from 2.488%, which was primarily due to an increase in our retail market activity and higher premium spreads, partially offset by lower trading profits. JMB’s retail market activity represented 28.6% and 37.9%, respectively, of the Company’s consolidated gross profit for the three months ended December 31, 2025 and 2024.

Our inventory turnover ratio for the three months ended December 31, 2025 increased by 109.1% to 4.6 from 2.2 in 2024. The increase in our inventory turnover ratio was primarily due to higher revenue, including higher forward sales, partially offset by higher average inventory balances.

in thousands, except performance metric
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$166,267	1.637%	$88,210	1.616%	$78,057	88.5%
Performance Metric
Inventory turnover ratio	7.1		4.7		2.4	51.1%

Gross profit for the six months ended December 31, 2025 increased $78.1 million, or 88.5%, to $166.3 million from $88.2 million in 2024. The overall gross profit increase was due to an increase in gross profits earned by both the Wholesale Sales & Ancillary Services segment and the Direct-to-Consumer segment, including the acquisitions of SGI, Pinehurst, and AMS which were not included in the same year-ago period, partially offset by lower trading profits.

The Company’s overall gross margin percentage for the six months ended December 31, 2025 increased by 2.1 basis points to 1.637% from 1.616% in 2024. Excluding forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the six months ended December 31, 2025 increased by 68.6 basis points to 3.386% from 2.700%, which was primarily due to an increase in our retail market activity and higher premium spreads, partially offset by lower trading profits. JMB’s retail market activity represented 25.4% and 37.5%, respectively, of the Company’s consolidated gross profit for the three months ended December 31, 2025 and 2024.

Our inventory turnover ratio for the six months ended December 31, 2025 increased by 51.1% to 7.1 from 4.7 in 2024. The increase in our inventory turnover ratio was primarily due to higher revenue, including higher forward sales, partially offset by higher average inventory balances.

Selling, General and Administrative Expense

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(59,784)	(0.923%)	$(25,754)	(0.939%)	$34,030	132.1%

Selling, general and administrative expenses for the three months ended December 31, 2025 increased $34.0 million, or 132.1%, to $59.8 million from $25.8 million in 2024. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $21.6 million, (ii) higher advertising costs of $4.8 million, (iii) an increase in consulting and professional fees of $2.7 million, (iv) an increase in facilities expense of $1.3 million, (v) an increase in bank service and credit card fees of $1.4 million, and (vi) an increase in insurance costs of $1.0 million. Selling, general and administrative expenses for the three months ended December 31, 2025 included $29.6 million of expenses incurred by SGI, Pinehurst, and AMS, which were not included in the same year-ago period, as they were not yet consolidated subsidiaries. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $4.4 million from the prior year period.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(119,606)	(1.177%)	$(52,371)	(0.960%)	$67,235	128.4%

Selling, general, and administrative expenses for the six months ended December 31, 2025 increased $67.2 million, or 128.4%, to $119.6 million from $52.4 million in 2024. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $41.1 million, (ii) higher advertising costs of $10.0 million, (iii) an increase in consulting and professional fees of $6.7 million, (iv) an increase in facilities expense of $2.6 million, (v) an increase in bank service and credit card fees of $2.6 million, and (vi) an increase in insurance costs of $1.5 million. Selling, general and administrative expenses for the six months ended December 31, 2025 included $60.0 million of expenses incurred by SGI, and Pinehurst, and AMS which were not included in the same year-ago period as these were not consolidated subsidiaries. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $7.2 million from the prior year period.

Depreciation and Amortization Expense

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(7,638)	(0.118%)	$(4,639)	(0.169%)	$2,999	64.6%

Depreciation and amortization expense for the three months ended December 31, 2025 increased $3.0 million, or 64.6%, to $7.6 million from $4.6 million in 2024 primarily due to (i) an increase in amortization expense of $3.2 million relating to an increase in intangible asset amortization from intangible assets acquired through our acquisitions of SGI, Pinehurst, and AMS and (ii) an increase in depreciation expense of $1.6 million due to an increase in capital expenditures, partially offset by (iii) a decrease of $1.8 million in JMB and SGB intangible asset amortization.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(15,221)	(0.150%)	$(9,348)	(0.171%)	$5,873	62.8%

Depreciation and amortization expense for the six months ended December 31, 2025 increased $5.9 million, or 62.8%, to $15.2 million from $9.3 million in 2024 primarily due to (i) an increase in amortization expense of $6.4 million relating to an increase in intangible asset amortization from intangible assets acquired through our acquisitions of SGI, Pinehurst, and AMS and (ii) an increase in depreciation expense of $3.1 million due to an increase in capital expenditures, partially offset by (iii) a decrease of $3.7 million in JMB and SGB intangible asset amortization.

Interest Income

in thousands, except performance metric
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$5,789	0.089%	$6,794	0.248%	$(1,005)	(14.8%)
Performance Metric
Number of secured loans at period-end	355		518		(163)	(31.5%)

Interest income for the three months ended December 31, 2025 decreased $1.0 million, or 14.8%, to $5.8 million from $6.8 million in 2024. The aggregate decrease in interest income was due to an decrease in other finance product income of $1.1 million, partially offset by an increase in interest income earned by our Secured Lending segment of $0.1 million.

The interest income from our Secured Lending segment increased by $0.1 million, or 4.9%, compared with the prior year period. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 31.5% to 355 as of December 31, 2025, from 518 as of December 31, 2024.

in thousands, except performance metric
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$11,360	0.112%	$13,881	0.254%	$(2,521)	(18.2%)
Performance Metric
Number of secured loans at period-end	355		518		(163)	(31.5%)

Interest income for the six months ended December 31, 2025 decreased $2.5 million, or 18.2%, to $11.4 million from $13.9 million in 2024. The aggregate decrease in interest income was due to a decrease in other finance product income of $2.2 million and a decrease in interest income earned by our Secured Lending segment of $0.3 million.

The interest income from our Secured Lending segment decreased by $0.3 million, or 6.1%, compared with the prior year period. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances and fewer loans outstanding. The number of secured loans outstanding decreased by 31.5% to 355 as of December 31, 2025, from 518 as of December 31, 2024.

Interest Expense

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(16,253)	(0.251%)	$(10,363)	(0.378%)	$5,890	56.8%

Interest expense for the three months ended December 31, 2025 increased $5.9 million, or 56.8%, to $16.3 million from $10.4 million in 2024. The increase in interest expense was primarily due to: (i) an increase of $3.7 million related to product financing arrangements due to higher interest rates, partially offset by reduced borrowings, (ii) an increase of $1.9 million related to precious metals leases driven by higher overall borrowings and an increase in weighted-average interest rates, and (iii) an increase of $0.1 million associated with our Trading Credit Facility due to increased borrowings, partially offset by a decrease in interest rates.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(28,853)	(0.284%)	$(20,350)	(0.373%)	$8,503	41.8%

Interest expense for the six months ended December 31, 2025 increased $8.5 million, or 41.8%, to $28.9 million from $20.4 million in 2024. The increase in interest expense was primarily due to: (i) an increase of $4.2 million related to product financing arrangements due to higher interest rates, partially offset by reduced borrowings, (ii) an increase of $3.2 million related to precious metals leases driven by higher overall borrowings and an increase in weighted-average interest rates, and (iii) an increase of $0.7 million associated with our Trading Credit Facility due to increased borrowings.

Earnings (Losses) from Equity Method Investments

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$1,009	0.016%	$(2,410)	(0.088%)	$3,419	141.9%

Earnings (losses) from equity method investments for the three months ended December 31, 2025 increased $3.4 million, or 141.9%, to earnings of $1.0 million from a loss of $2.4 million in 2024 due to increased earnings of our equity method investees.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$101	0.001%	$(1,832)	(0.034%)	$1,933	105.5%

Earnings (losses) from equity method investments for the six months ended December 31, 2025 increased $1.9 million, or 105.5%, to earnings of $0.1 million from a loss of $1.8 million in 2024 due to increased earnings of our equity method investees.

Other Income, Net

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$250	0.004%	$461	0.017%	$(211)	(45.8%)

Other income, net for the three months ended December 31, 2025 decreased $0.2 million, or 45.8%, to $0.3 million from $0.5 million in 2024. The change in other income, net was not significant.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$2,483	0.024%	$661	0.012%	$1,822	275.6%

Other income, net for the six months ended December 31, 2025 increased $1.8 million, or 275.6%, to $2.5 million from $0.7 million in 2024. The change in other income, net was primarily due to contingent consideration fair value adjustments related to our acquisitions of LPM, Pinehurst and AMS.

Income Tax Expense

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(2,249)	(0.035%)	$(2,042)	(0.074%)	$207	10.1%

Our income tax expense was $2.2 million and $2.0 million for the three months ended December 31, 2025 and 2024, respectively. Our effective tax rate was approximately 14.3% and 25.5% for the three months ended December 31, 2025 and 2024, respectively. Our effective tax rate varied from the federal statutory rate for the three months ended December 31, 2025 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit) and non-taxable and non-deductible expenditures. Our effective tax rate varied from the federal statutory rate for the three months ended December 31, 2024 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), foreign tax rate differential, Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(2,909)	(0.029%)	$(3,797)	(0.070%)	$(888)	(23.4%)

Our income tax expense was $2.9 million and $3.8 million for the six months ended December 31, 2025 and 2024. Our effective tax rate was approximately 18.8% and 20.9% for the six months ended December 31, 2025 and 2024, respectively. Our effective tax rate varied from the federal statutory rate for the six months ended December 31, 2025 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit) and non-taxable and non-deductible expenditures. Our effective tax rate varied from the federal statutory rate for the six months ended December 31, 2024 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit), foreign tax rate differential, Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

SEGMENT RESULTS OF OPERATIONS

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending.

Results of Operations — Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly under the "A-Mark" brand and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), which was acquired in February 2025, and AM Precious Metals Singapore PTE, Ltd. The Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments.

Overview of Results of Operations for the Three Months Ended December 31, 2025 and 2024

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

in thousands, except performance metrics
Three Months Ended December 31,	2025				2024				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$4,887,966	(a)	100.000%		$2,173,340	(b)	100.000%		$2,714,626	124.9%
Gross profit	21,820		0.446%	(c)	19,734		0.908%	(d)	$2,086	10.6%
Selling, general, and administrative expenses	(21,279)		(0.435%)		(11,408)		(0.525%)		$9,871	86.5%
Depreciation and amortization expense	(1,622)		(0.033%)		(806)		(0.037%)		$816	101.2%
Interest income	2,999		0.061%		4,124		0.190%		$(1,125)	(27.3%)
Interest expense	(14,175)		(0.290%)		(8,075)		(0.372%)		$6,100	75.5%
Earnings (losses) from equity method investments	968		0.020%		(2,459)		(0.113%)		$3,427	139.4%
Other income (expense), net	86		0.002%		(70)		(0.003%)		$156	222.9%
Unrealized gains on foreign exchange	16		0.000%		210		0.010%		$(194)	(92.4%)
Net (loss) income before provision for income taxes	$(11,187)		(0.229%)		$1,250		0.058%		$(12,437)	(995.0%)

Performance Metrics:
Gold ounces sold(1)	279,000				346,000				(67,000)	(19.4%)
Silver ounces sold(2)	12,048,000				17,410,000				(5,362,000)	(30.8%)
Wholesale Sales ticket volume(3)	39,728				29,986				9,742	32.5%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.159 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $6.047 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $464.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.638 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.357% for the period.
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

Overview of Results of Operations for the Six Months Ended December 31, 2025 and 2024

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Six Months Ended December 31,	2025				2024				Change
	$		% of revenue		$		% of revenue		$	%
Revenues	$7,704,837	(a)	100.000%		$4,400,329	(b)	100.000%		$3,304,508	75.1%
Gross profit	43,062		0.559%	(c)	39,724		0.903%	(d)	$3,338	8.4%
Selling, general, and administrative expenses	(43,338)		(0.562%)		(24,142)		(0.549%)		$19,196	79.5%
Depreciation and amortization expense	(3,248)		(0.042%)		(1,608)		(0.037%)		$1,640	102.0%
Interest income	6,005		0.078%		8,139		0.185%		$(2,134)	(26.2%)
Interest expense	(24,983)		(0.324%)		(15,555)		(0.353%)		$9,428	60.6%
Earnings (losses) from equity method investments	24		0.000%		(1,908)		(0.043%)		$1,932	101.3%
Other income (expense), net	19		0.000%		(65)		(0.001%)		$84	129.2%
Unrealized gains on foreign exchange	357		0.005%		159		0.004%		$198	124.5%
Net (loss) income before provision for income taxes	$(22,102)		(0.287%)		$4,744		0.108%		$(26,846)	(565.9%)

Performance Metrics:
Gold ounces sold(1)	534,000				618,000				(84,000)	(13.6%)
Silver ounces sold(2)	18,827,000				33,370,000				(14,543,000)	(43.6%)
Wholesale Sales ticket volume(3)	72,430				59,641				12,789	21.4%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.851 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $9.556 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $785.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $5.186 billion.
(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.450% for the period.
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
Three Months Ended December 31,	2025			2024			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$4,887,966	(a)	100.000%	$2,173,340	(b)	100.000%	$2,714,626	124.9%
Performance Metrics
Gold ounces sold	279,000			346,000			(67,000)	(19.4%)
Silver ounces sold	12,048,000			17,410,000			(5,362,000)	(30.8%)
Wholesale Sales ticket volume	39,728			29,986			9,742	32.5%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.159 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $6.047 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $464.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $2.638 billion.

Revenues for the three months ended December 31, 2025 increased $2.715 billion, or 124.9%, to $4.888 billion from $2.173 billion in 2024. Excluding an increase in forward sales of $2.494 billion, our revenues increased $220.1 million, which was due to higher average selling prices of gold and silver, partially offset by a decrease in gold and silver ounces sold. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025.

Gold ounces sold for the three months ended December 31, 2025 decreased 67,000 ounces, or 19.4%, to 279,000 ounces from 346,000 ounces in 2024. Silver ounces sold for the three months ended December 31, 2025 decreased 5,362,000 ounces, or 30.8%, to 12,048,000 ounces from 17,410,000 ounces in 2024. On average, selling prices for gold increased by 51.3% and selling prices for silver increased 61.5% during the three months ended December 31, 2025 as compared to the prior year.

The Wholesale Sales ticket volume for the three months ended December 31, 2025 increased by 9,742 tickets, or 32.5% to 39,728 tickets from 29,986 tickets in 2024.

in thousands, except performance metrics
Six Months Ended December 31,	2025			2024			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$7,704,837	(a)	100.000%	$4,400,329	(b)	100.000%	$3,304,508	75.1%
Performance Metrics
Gold ounces sold	534,000			618,000			(84,000)	(13.6%)
Silver ounces sold	18,827,000			33,370,000			(14,543,000)	(43.6%)
Wholesale Sales ticket volume	72,430			59,641			12,789	21.4%

(a)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $1.851 billion. This segment’s gross sales before eliminations of inter-segment activity totaled $9.556 billion.
(b)
Revenues are presented net of inter-segment transactions with the Direct-to-Consumer segment that totaled $785.6 million. This segment’s gross sales before eliminations of inter-segment activity totaled $5.186 billion.

Revenues for the six months ended December 31, 2025 increased $3.305 billion, or 75.1%, to $7.705 billion from $4.400 billion in 2024. Excluding an increase in forward sales of $3.056 billion, our revenues increased $248.7 million, which was due to higher average selling prices of gold and silver, partially offset by a decrease in gold and silver ounces sold. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025.

Gold ounces sold for the six months ended December 31, 2025 decreased 84,000 ounces, or 13.6%, to 534,000 ounces from 618,000 ounces in 2024. Silver ounces sold for the six months ended December 31, 2025 decreased 14,543,000 ounces, or 43.6%, to 18,827,000 ounces from 33,370,000 ounces in 2024. On average, selling prices for gold increased by 46.2% and selling prices for silver increased by 54.5% during the six months ended December 31, 2025 as compared to the prior year.

The Wholesale Sales ticket volume for the six months ended December 31, 2025 increased by 12,789 tickets, or 21.4% to 72,430 tickets from 59,641 tickets in 2024.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2025			2024			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$21,820	0.446%	(c)	$19,734	0.908%	(d)	$2,086	10.6%

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.357% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.751% for the period.

Gross profit for the three months ended December 31, 2025 increased $2.1 million, or 10.6%, to $21.8 million from $19.7 million in 2024. The overall gross profit increase was primarily due to higher premium spreads, partially offset by lower trading profits. Gross profit also increased due to the acquisitions of SGI and Pinehurst in February 2025.

This segment’s profit margin percentage decreased by 46.2 basis points to 0.446% from 0.908% in 2024. The decrease in gross margin percentage was mainly attributable to increased forward sales and lower trading profits, partially offset by higher premium spreads.

Excluding forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the three months ended December 31, 2025 decreased by 10.0 basis points to 1.504% from 1.604%. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

in thousands
Six Months Ended December 31,	2025			2024			Change
	$	% of revenue		$	% of revenue		$	%
Gross profit	$43,062	0.559%	(c)	$39,724	0.903%	(d)	$3,338	8.4%

(c)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.450% for the period.
(d)
Gross profit percentage before elimination of inter-segment sales to the Direct-to-Consumer segment was 0.764% for the period.

Gross profit for the six months ended December 31, 2025 increased $3.3 million, or 8.4%, to $43.1 million from $39.7 million in 2024. The gross profit increase was primarily due to higher premium spreads, partially offset by lower trading profits. Gross profit also increased due to the acquisitions of SGI and Pinehurst in February 2025.

This segment’s profit margin percentage decreased by 34.4 basis points to 0.559% from 0.903% in 2024. The decrease in gross margin percentage was mainly attributable to the impact of increased forward sales and higher premium spreads, partially offset by lower trading profits.

Excluding forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the six months ended December 31, 2025 decreased by 4.6 basis points to 1.752% from 1.798% in the prior year. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(21,279)	(0.435%)	$(11,408)	(0.525%)	$9,871	86.5%

Selling, general and administrative expenses for the three months ended December 31, 2025 increased $9.9 million, or 86.5%, to $21.3 million from $11.4 million in 2024. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $6.6 million, (ii) higher advertising costs of $1.2 million, (iii) an increase in facilities expense of $0.6 million, and (iv) an increase in consulting and professional fees of $0.5 million. Selling, general and administrative expenses for the three months ended December 31, 2025 included $6.4 million of expenses incurred by SGI and Pinehurst which were not included in the same year-ago period, as they were not yet consolidated subsidiaries. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $3.5 million from the prior year period.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(43,338)	(0.562%)	$(24,142)	(0.549%)	$19,196	79.5%

Selling, general, and administrative expenses for the six months ended December 31, 2025 increased $19.2 million, or 79.5%, to $43.3 million from $24.1 million in 2024. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $11.3 million, (ii) higher advertising costs of $2.5 million, (iii) an increase in consulting and professional fees of $2.3 million, (iv) an increase in facilities expense of $1.3 million, and (v) an increase in insurance costs of $0.7 million. Selling, general and administrative expenses for the six months ended December 31, 2025 included $12.9 million of expenses incurred by SGI and Pinehurst which were not included in the same year-ago period, as they were not yet consolidated subsidiaries. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $6.3 million from the prior year period.

Depreciation and Amortization Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(1,622)	(0.033%)	$(806)	(0.037%)	$816	101.2%

Depreciation and amortization expense for the three months ended December 31, 2025 increased $0.8 million, or 101.2%, to $1.6 million from $0.8 million in 2024 primarily due to an increase in depreciation expense due to an increase in capital expenditures.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(3,248)	(0.042%)	$(1,608)	(0.037%)	$1,640	102.0%

Depreciation and amortization expense for the six months ended December 31, 2025 increased $1.6 million, or 102.0%, to $3.2 million from $1.6 million in 2024 primarily due to an increase in depreciation expense due to an increase in capital expenditures.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$2,999	0.061%	$4,124	0.190%	$(1,125)	(27.3%)

Interest income for the three months ended December 31, 2025 decreased $1.1 million, or 27.3%, to $3.0 million from $4.1 million in 2024. The overall decrease is primarily due to (i) a decrease in interest income earned from spot deferred trade orders of $1.2 million and (ii) a decrease in interest earned from repurchase arrangements with customers of $0.8 million, partially offset by (iii) a $0.8 million increase in interest income earned from margin orders.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$6,005	0.078%	$8,139	0.185%	$(2,134)	(26.2%)

Interest income for the six months ended December 31, 2025 decreased $2.1 million, or 26.2%, to $6.0 million from $8.1 million in 2024. The overall decrease was primarily due to: (i) a decrease in interest income earned from spot deferred trade orders of $2.0 million and (ii) a decrease in interest earned from repurchase arrangements with customers of $1.8 million, partially offset by (iii) a $1.5 million increase in interest income earned from margin orders.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(14,175)	(0.290%)	$(8,075)	(0.372%)	$6,100	75.5%

Interest expense for the three months ended December 31, 2025 increased $6.1 million, or 75.5%, to $14.2 million from $8.1 million in 2024. The overall increase was primarily due to: (i) higher interest and fees from product financing arrangements of $4.0 million due to higher interest rates, partially offset by reduced borrowings, (ii) an increase of $1.9 million from precious metals leases driven by higher overall borrowings and an increase in weighted-average interest rates, and (iii) an increase of $0.2 million in connection with our Trading Credit Facility due to an increase in borrowings, partially offset by a decrease in interest rates.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(24,983)	(0.324%)	$(15,555)	(0.353%)	$9,428	60.6%

Interest expense for the six months ended December 31, 2025 increased $9.4 million, or 60.6%, to $25.0 million from $15.6 million in 2024. The overall increase was primarily due to: (i) higher interest and fees from product financing arrangements of $4.6 million due to higher interest rates, partially offset by reduced borrowings, (ii) an increase of $3.2 million from precious metals leases driven by higher overall borrowings and an increase in weighted-average interest rates, and (iii) an increase of $1.4 million in connection with our Trading Credit Facility due to an increase in borrowings.

Earnings (Losses) from Equity Method Investments— Wholesale Sales & Ancillary Services

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$968	0.020%	$(2,459)	(0.113%)	$3,427	139.4%

Earnings (losses) from equity method investments for the three months ended December 31, 2025 increased $3.4 million, or 139.4%, to earnings of $1.0 million from a loss of $2.5 million in 2024 due to increased earnings of our equity method investees.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$24	0.000%	$(1,908)	(0.043%)	$1,932	101.3%

Earnings (losses) from equity method investments for the six months ended December 31, 2025 increased $1.9 million, or 101.3%, to a earnings of $0.0 million from a loss of $1.9 million in 2024 due to increased earnings of our equity method investees.

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

Overview of Results of Operations for the Three Months Ended December 31, 2025 and 2024

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Three Months Ended December 31,	2025			2024			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$1,588,934	(a)	100.000%	$569,005	(b)	100.000%	$1,019,929	179.2%
Gross profit	71,550		4.503%	25,033		4.399%	$46,517	185.8%
Selling, general, and administrative expenses	(38,171)		(2.402%)	(14,058)		(2.471%)	$24,113	171.5%
Depreciation and amortization expense	(6,016)		(0.379%)	(3,832)		(0.673%)	$2,184	57.0%
Interest income	35		0.002%	44		0.008%	$(9)	(20.5%)
Interest expense	(595)		(0.037%)	(697)		(0.122%)	$(102)	(14.6%)
Other income, net	164		0.010%	—		—%	$164	—%
Unrealized losses on foreign exchange	(982)		(0.062%)	(1,050)		(0.185%)	$(68)	(6.5%)
Net income before provision for income taxes	$25,985		1.635%	$5,440		0.956%	$20,545	377.7%

Performance Metrics:
Gold ounces sold(1)	266,000			120,000			146,000	121.7%
Silver ounces sold(2)	6,587,000			4,418,000			2,169,000	49.1%
Number of new customers(3)	96,100			65,400			30,700	46.9%
Number of active customers(4)	229,100			140,100			89,000	63.5%
Number of total customers(5)	4,361,500			3,187,500			1,174,000	36.8%
DTC ticket volume from new customers(6)	85,291			44,358			40,933	92.3%
DTC ticket volume from pre-existing customers(7)	245,584			136,846			108,738	79.5%
DTC total ticket volume(8)	330,874			181,204			149,670	82.6%
DTC average order value(9)	$4,824			$3,178			$1,646	51.8%
JMB average order value(9)	$2,637			$2,043			$594	29.1%

(a)
Includes $41.2 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
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

Overview of Results of Operations for the Six Months Ended December 31, 2025 and 2024

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Six Months Ended December 31,	2025			2024			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$2,452,829	(a)	100.000%	$1,057,112	(b)	100.000%	$1,395,717	132.0%
Gross profit	123,205		5.023%	48,486		4.587%	$74,719	154.1%
Selling, general, and administrative expenses	(75,636)		(3.084%)	(27,649)		(2.616%)	$47,987	173.6%
Depreciation and amortization expense	(11,973)		(0.488%)	(7,736)		(0.732%)	$4,237	54.8%
Interest income	56		0.002%	96		0.009%	$(40)	(41.7%)
Interest expense	(1,017)		(0.041%)	(1,181)		(0.112%)	$(164)	(13.9%)
Other income, net	2,464		0.100%	—		—%	$2,464	—%
Unrealized losses on foreign exchange	(1,422)		(0.058%)	(821)		(0.078%)	$601	73.2%
Net income before provision for income taxes	$35,677		1.455%	$11,195		1.059%	$24,482	218.7%

Performance Metrics:
Gold ounces sold(1)	450,000			246,000			204,000	82.9%
Silver ounces sold(2)	10,199,000			8,907,000			1,292,000	14.5%
Number of new customers(3)	165,500			120,700			44,800	37.1%
Number of active customers(4)	376,400			270,000			106,400	39.4%
Number of total customers(5)	4,361,500			3,187,500			1,174,000	36.8%
DTC ticket volume from new customers(6)	137,257			82,982			54,275	65.4%
DTC ticket volume from pre-existing customers(7)	418,980			264,800			154,180	58.2%
DTC total ticket volume(8)	556,237			347,782			208,455	59.9%
DTC average order value(9)	$4,435			$3,077			$1,358	44.1%
JMB average order value(9)	$2,602			$2,117			$485	22.9%

(a)
Includes $86.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
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
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$1,588,934	100.000%	$569,005	100.000%	$1,019,929	179.2%
Performance Metrics:
Gold ounces sold	266,000		120,000		146,000	121.7%
Silver ounces sold	6,587,000		4,418,000		2,169,000	49.1%
Number of new customers	96,100		65,400		30,700	46.9%
Number of active customers	229,100		140,100		89,000	63.5%
Number of total customers	4,361,500		3,187,500		1,174,000	36.8%
DTC ticket volume from new customers	85,291		44,358		40,933	92.3%
DTC ticket volume from pre-existing customers	245,584		136,846		108,738	79.5%
DTC total ticket volume	330,874		181,204		149,670	82.6%
DTC average order value	$4,824		$3,178		$1,646	51.8%
JMB average order value	$2,637		$2,043		$594	29.1%

Revenues for the three months ended December 31, 2025 increased $1.020 billion, or 179.2%, to $1.589 billion from $569.0 million in 2024. The increase in revenue was due to an increase in gold and silver ounces sold and higher average selling prices of gold and silver. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025 and AMS in April 2025.

Gold ounces sold for the three months ended December 31, 2025 increased 146,000 ounces, or 121.7%, to 266,000 ounces from 120,000 ounces in 2024. Silver ounces sold for the three months ended December 31, 2025 increased 2,169,000 ounces, or 49.1%, to 6,587,000 ounces from 4,418,000 ounces in 2024.

On average, selling prices for gold increased by 42.0% and selling prices for silver increased by 68.6% during the three months ended December 31, 2025 as compared to the prior year.

The number of new customers for the three months ended December 31, 2025 increased 30,700, or 46.9% to 96,100 from 65,400 in 2024. The number of active customers for the three months ended December 31, 2025 increased 89,000, or 63.5% to 229,100 from 140,100 in 2024. The number of total customers as of December 31, 2025 increased 1,174,000, or 36.8% to 4,361,500 from 3,187,500 as of December 31, 2024. These changes in customer-based metrics were primarily due to the acquisitions of Pinehurst and SGI in February 2025 and AMS in April 2025, as well as JMB's activity.

As of December 31, 2025, the number of total CyberMetals customers was 40,000, and CyberMetals customer assets under management were $18.9 million.

For the three months ended December 31, 2025, the Direct-to-Consumer ticket volume related to new customers increased by 40,933 tickets, or 92.3%, to 85,291 tickets from 44,358 tickets in 2024. For the three months ended December 31, 2025, Direct-to-Consumer ticket volume related to pre-existing customers increased by 108,738 tickets, or 79.5%, to 245,584 tickets from 136,846 tickets in 2024. For the three months ended December 31, 2025, the Direct-to-Consumer total ticket volume increased by 149,670 tickets, or 82.6%, to 330,874 tickets from 181,204 tickets in 2024. These changes in ticket volumes were primarily due to the acquisitions of Pinehurst in February 2025 and AMS in April 2025, as well as JMB's activity.

For the three months ended December 31, 2025, the Direct-to-Consumer average order value increased by $1,646, or 51.8%, to $4,824 from $3,178 in 2024.

in thousands, except performance metrics
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,452,829	100.000%	$1,057,112	100.000%	$1,395,717	132.0%
Performance Metrics:
Gold ounces sold	450,000		246,000		204,000	82.9%
Silver ounces sold	10,199,000		8,907,000		1,292,000	14.5%
Number of new customers	165,500		120,700		44,800	37.1%
Number of active customers	376,400		270,000		106,400	39.4%
Number of total customers	4,361,500		3,187,500		1,174,000	36.8%
DTC ticket volume from new customers	137,257		82,982		54,275	65.4%
DTC ticket volume from pre-existing customers	418,980		264,800		154,180	58.2%
DTC total ticket volume	556,237		347,782		208,455	59.9%
DTC average order value	$4,435		$3,077		$1,358	44.1%
JMB average order value	$2,602		$2,117		$485	22.9%

Revenues for the six months ended December 31, 2025 increased $1.396 billion, or 132.0%, to $2.453 billion from $1.057 billion in 2024. The increase in revenue was due to an increase in gold and silver ounces sold and higher average selling prices of gold and silver. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025 and AMS in April 2025.

Gold ounces sold for the six months ended December 31, 2025 increased 204,000 ounces, or 82.9%, to 450,000 ounces from 246,000 ounces in 2024. Silver ounces sold for the six months ended December 31, 2025 increased 1,292,000 ounces, or 14.5%, to 10,199,000 ounces from 8,907,000 ounces in 2024.

On average, selling prices for gold increased by 39.7% and selling prices for silver increased by 62.4% during the six months ended December 31, 2025 as compared to the prior year.

The number of new customers for the six months ended December 31, 2025 increased 44,800, or 37.1%, to 165,500 from 120,700 in 2024. The number of active customers for the six months ended December 31, 2025 increased 106,400, or 39.4% to 376,400 from 270,000 in 2024. The number of total customers as of December 31, 2025 increased 1,174,000, or 36.8% to 4,361,500 from 3,187,500 as of December 31, 2024. These changes in customer-based metrics were primarily due to the acquisitions of Pinehurst and SGI in February 2025 and AMS in April 2025, as well as JMB's activity.

As of December 31, 2025, the number of total CyberMetals customers was 40,000, and CyberMetals customer assets under management were $18.9 million.

For the six months ended December 31, 2025, the Direct-to-Consumer ticket volume related to new customers increased by 54,275 tickets, or 65.4%, to 137,257 tickets from 82,982 tickets in 2024. For the six months ended December 31, 2025, Direct-to-Consumer ticket volume related to pre-existing customers increased by 154,180 tickets, or 58.2%, to 418,980 tickets from 264,800 tickets in 2024. For the six months ended December 31, 2025, the Direct-to-Consumer total ticket volume increased by 208,455 tickets, or 59.9%, to

556,237 tickets from 347,782 tickets in 2024. These changes in ticket volumes were primarily due to the acquisitions of Pinehurst in February 2025 and AMS in April 2025, as well as JMB's activity.

For the six months ended December 31, 2025, the Direct-to-Consumer average order value increased by $1,358, or 44.1%, to $4,435 from $3,077 in 2024.

Gross Profit — Direct-to-Consumer

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$71,550	4.503%	$25,033	4.399%	$46,517	185.8%

Gross profit for the three months ended December 31, 2025 increased by $46.5 million, or 185.8%, to $71.6 million from $25.0 million in 2024. The increase in gross profit was primarily driven by AMS, JMB, SGI, and SGB. SGI, Pinehurst, and AMS were not included in the same year-ago period as these were not yet consolidated subsidiaries.

For the three months ended December 31, 2025, the Direct-to-Consumer segment's profit margin percentage increased by 10.4 basis points to 4.503% from 4.399% in 2024. The increase in the gross profit margin percentage was primarily due to higher gross profit margin percentages of SGI, Pinehurst, and AMS, and Goldline, partially offset by lower gross profit margins from SGB.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$123,205	5.023%	$48,486	4.587%	$74,719	154.1%

Gross profit for the six months ended December 31, 2025 increased by $74.7 million, or 154.1%, to $123.2 million from $48.5 million in 2024. The increase in gross profit was primarily driven by AMS, JMB, SGI, and SGB. SGI, Pinehurst, and AMS were not included in the same year-ago period as these were not yet consolidated subsidiaries.

For the six months ended December 31, 2025, the Direct-to-Consumer segment's profit margin percentage increased by 43.6 basis points to 5.023% from 4.587% in 2024. The increase in the gross profit margin percentage was primarily due to higher gross profit margin percentages of SGI, Pinehurst, and AMS, and Goldline, partially offset by lower gross profit margins from SGB.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(38,171)	(2.402%)	$(14,058)	(2.471%)	$24,113	171.5%

Selling, general and administrative expenses for the three months ended December 31, 2025 increased $24.1 million, or 171.5%, to $38.2 million from $14.1 million in 2024. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $15.1 million, (ii) an increase in advertising costs of $3.6 million, (iii) higher consulting and professional fees of $2.1 million, (iv) an increase in bank service and credit card fees of $1.3 million, (v) an increase in facilities expenses of $0.7 million, and (vi) an increase in insurance costs of $0.6 million. Selling, general and administrative expenses for the three months ended December 31, 2025 included $23.2 million of expenses incurred by SGI, Pinehurst, and AMS which were not included in the same year-ago period, as they were not yet consolidated subsidiaries. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $0.9 million from the prior year period.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(75,636)	(3.084%)	$(27,649)	(2.616%)	$47,987	173.6%

Selling, general, and administrative expenses for the six months ended December 31, 2025 increased $48.0 million, or 173.6%, to $75.6 million from $27.6 million in 2024. The change was primarily due to: (i) an increase in compensation expense of $30.0 million, (ii) an increase in advertising costs of $7.5 million, (iii) higher consulting and professional fees of $4.3 million, (iv) an increase in bank service and credit card fees of $2.4 million, (v) an increase in facilities expenses of $1.3 million, and (vi) an increase in insurance costs of $0.9 million. Selling, general and administrative expenses for the six months ended December 31, 2025 included $47.1 million of expenses incurred by SGI, Pinehurst, and AMS which were not included in the same year-ago period, as they were not yet consolidated subsidiaries. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $0.9 million from the prior year period.

Depreciation and Amortization Expense — Direct-to-Consumer

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(6,016)	(0.379%)	$(3,832)	(0.673%)	$2,184	57.0%

Depreciation and amortization expense for the three months ended December 31, 2025, increased $2.2 million, or 57.0%, to $6.0 million from $3.8 million in 2024 primarily due to an increase in amortization expense of $3.0 million relating to intangible assets acquired through our acquisitions of SGI and AMS and an increase in depreciation expense of $1.0 million due to an increase in capital expenditures, partially offset by a $1.9 million decrease in intangible asset amortization expense related to JMB and SGB.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(11,973)	(0.488%)	$(7,736)	(0.732%)	$4,237	54.8%

Depreciation and amortization expense for the six months ended December 31, 2025, increased $4.2 million, or 54.8%, to $12.0 million from $7.7 million in 2024 primarily due to an increase in amortization expense of $6.0 million relating to intangible assets acquired through our acquisitions of SGI and AMS and an increase in depreciation expense of $1.8 million due to an increase in capital expenditures, partially offset by a $3.7 million decrease in intangible asset amortization expense related to JMB and SGB.

Interest expense — Direct-to-Consumer

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(595)	(0.037%)	$(697)	(0.122%)	$(102)	(14.6%)

Interest expense for the three months ended December 31, 2025 decreased $0.1 million to $0.6 million from $0.7 million in 2024. The decrease was primarily related to the DTC segment's reduced product financing activity with the Wholesale & Ancillary Services segment.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(1,017)	(0.041%)	$(1,181)	(0.112%)	$(164)	(13.9%)

Interest expense for the six months ended December 31, 2025 decreased $0.2 million to $1.0 million from $1.2 million in 2024. The decrease was primarily related to the DTC segment's reduced product financing activity with the Wholesale & Ancillary Services segment.

Other Income, Net— Direct-to-Consumer

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$164	0.010%	$—	—%	$164	—%

Other income, net for the three months ended December 31, 2025 increased $0.2 million to $0.2 million from $0.0 million in 2024. The increase was not significant.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$2,464	0.100%	$—	—%	$2,464	—%

Other income, net for the six months ended December 31, 2025 increased $2.5 million to $2.5 million from $0.0 million in 2024. The increase was primarily due to contingent consideration fair value adjustments related to our acquisition of AMS.

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

Overview of Results of Operations for the Three Months Ended December 31, 2025 and 2024

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Three Months Ended December 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,755	100.000%	$2,626	100.000%	$129	4.9%
Interest expense	(1,483)	(53.829%)	(1,591)	(60.586%)	$(108)	(6.8%)
Selling, general, and administrative expenses	(334)	(12.123%)	(288)	(10.967%)	$46	16.0%
Depreciation and amortization expense	—	—%	(1)	(0.038%)	$1	100.0%
Earnings from equity method investments	41	1.488%	49	1.866%	$(8)	(16.3%)
Other income, net	—	—%	531	20.221%	$(531)	(100.0%)
Net income before provision for income taxes	$979	35.535%	$1,326	50.495%	$(347)	(26.2%)

Performance Metric:
Number of secured loans at period end(1)	355		518		(163)	(31.5%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Overview of Results of Operations for the Six Months Ended December 31, 2025 and 2024

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Six Months Ended December 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$5,299	100.000%	$5,646	100.000%	$(347)	(6.1%)
Interest expense	(2,853)	(53.840%)	(3,614)	(64.010%)	$(761)	(21.1%)
Selling, general, and administrative expenses	(632)	(11.927%)	(580)	(10.273%)	$52	9.0%
Depreciation and amortization expense	—	—%	(4)	(0.071%)	$4	100.0%
Earnings from equity method investments	77	1.453%	76	1.346%	$1	1.3%
Other income, net	—	—%	726	12.859%	$(726)	(100.0%)
Net income before provision for income taxes	$1,891	35.686%	$2,250	39.851%	$(359)	(16.0%)

Performance Metric:
Number of secured loans at period end(1)	355		518		(163)	(31.5%)

(1)
Number of outstanding secured loans to customers at the end of the period.

Interest Income — Secured Lending

in thousands, except performance metric
Three Months Ended December 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$2,755	100.000%	$2,626	100.000%	$129	4.9%
Performance Metric
Number of secured loans at period-end	355		518		(163)	(31.5%)

Interest income for the three months ended December 31, 2025 increased $0.1 million, or 4.9%, to $2.8 million from $2.6 million in 2024. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 163, or 31.5%, to 355 from 518 as of December 31, 2024.

in thousands, except performance metric
Six Months Ended December 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$5,299	100.000%	$5,646	100.000%	$(347)	(6.1%)
Performance Metric
Number of secured loans at period-end	355		518		(163)	(31.5%)

Interest income for the six months ended December 31, 2025 decreased $0.3 million, or 6.1%, to $5.3 million from $5.6 million in 2024. The decrease in interest income earned from the segment’s secured loan portfolio was primarily due to lower average monthly loan balances as well as fewer loans outstanding. The number of secured loans outstanding decreased by 163, or 31.5% to 355 from 518 as of December 31, 2024.

Interest Expense — Secured Lending

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(1,483)	(53.829%)	$(1,591)	(60.586%)	$(108)	(6.8%)

Interest expense for the three months ended December 31, 2025 decreased $0.1 million, or 6.8%, to $1.5 million from $1.6 million in 2024. The change was not significant.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(2,853)	(53.840%)	$(3,614)	(64.010%)	$(761)	(21.1%)

Interest expense for the six months ended December 31, 2025 decreased $0.8 million, or 21.1%, to $2.9 million from $3.6 million in 2024. The change was primarily due to a decrease of $0.6 million in connection with our Trading Credit Facility.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Three Months Ended December 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(334)	(12.123%)	$(288)	(10.967%)	$46	16.0%

Selling, general, and administrative expenses for the three months ended December 31, 2025 increased $0.0 million, or 16.0%, to $0.3 million from $0.3 million in 2024. The change in selling, general, and administrative expenses was not significant.

in thousands
Six Months Ended December 31,	2025		2024		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(632)	(11.927%)	$(580)	(10.273%)	$52	9.0%

Selling, general, and administrative expenses for the six months ended December 31, 2025 increased $0.1 million, or 9.0%, to $0.6 million from $0.6 million in 2024. The change in selling, general, and administrative expenses was not significant.

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

See below for the reconciliation of this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements (in thousands):

Three Months Ended December 31,	2025	2024	Change
	$	$	$	%
Net income before provision for income taxes	$15,777	$8,016	$7,761	96.8%
Adjustments:
Contingent consideration fair value adjustment	(320)	20	$(340)	(1,700.0%)
Acquisition costs	121	688	$(567)	(82.4%)
Amortization of acquired intangibles	5,181	3,790	$1,391	36.7%
Depreciation expense	2,457	849	$1,608	189.4%
Adjusted net income before provision for income taxes (non-GAAP)	$23,216	$13,363	$9,853	73.7%

Six Months Ended December 31,	2025	2024	Change
	$	$	$	%
Net income before provision for income taxes	$15,466	$18,189	$(2,723)	(15.0%)
Adjustments:
Contingent consideration fair value adjustment	(2,781)	(130)	$2,651	2,039.2%
Acquisition costs	182	740	$(558)	(75.4%)
Amortization of acquired intangibles	10,383	7,654	$2,729	35.7%
Depreciation expense	4,838	1,694	$3,144	185.6%
Adjusted net income before provision for income taxes (non-GAAP)	$28,088	$28,147	$(59)	(0.2%)

Adjustments

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

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the condensed consolidated statement of cash flows. Below is the reconciliation of net cash provided by or used in operating activities to EBITDA (in thousands):

Three Months Ended December 31,	2025	2024	Change
Reconciliation of Net Income to EBITDA:	$	$	$	%
Net income	$13,528	$5,974	$7,554	126.4%
Adjustments:
Interest income	(5,789)	(6,794)	$(1,005)	(14.8%)
Interest expense	16,253	10,363	$5,890	56.8%
Amortization of acquired intangibles	5,181	3,790	$1,391	36.7%
Depreciation expense	2,457	849	$1,608	189.4%
Income tax expense	2,249	2,042	$207	10.1%
	20,351	10,250	$10,101	98.5%

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$33,879	$16,224	$17,655	108.8%

Reconciliation of Operating Cash Flows to EBITDA:
Net cash (used in) provided by operating activities	$(42,622)	$110,071	$(152,693)	(138.7%)
Changes in operating working capital	66,319	(97,186)	$163,505	168.2%
Interest expense	16,253	10,363	$5,890	56.8%
Interest income	(5,789)	(6,794)	$(1,005)	(14.8%)
Income tax expense	2,249	2,042	$207	10.1%
Earnings (losses) from equity method investments	1,009	(2,410)	$3,419	141.9%
Share-based compensation	(463)	(307)	$156	50.8%
Amortization of loan cost	(1,128)	(1,015)	$113	11.1%
Other	(1,949)	1,460	$(3,409)	(233.5%)
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$33,879	$16,224	$17,655	108.8%

Cash Flow Data:
Net cash (used in) provided by operating activities	$(42,622)	$110,071	$(152,693)	(138.7%)
Net cash used in investing activities	$(28,147)	$(4,982)	$23,165	465.0%
Net cash provided by (used in) financing activities	$133,598	$(114,245)	$247,843	216.9%

Six Months Ended December 31,	2025	2024	Change
Reconciliation of Net Income to EBITDA:	$	$	$	%
Net income	$12,557	$14,392	$(1,835)	(12.8%)
Adjustments:
Interest income	(11,360)	(13,881)	$(2,521)	(18.2%)
Interest expense	28,853	20,350	$8,503	41.8%
Amortization of acquired intangibles	10,383	7,654	$2,729	35.7%
Depreciation expense	4,838	1,694	$3,144	185.6%
Income tax expense	2,909	3,797	$(888)	(23.4%)
	35,623	19,614	$16,009	81.6%

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$48,180	$34,006	$14,174	41.7%

Reconciliation of Operating Cash Flows to EBITDA:
Net cash provided by (used in) operating activities	$152,795	$(17,458)	$170,253	975.2%
Changes in operating working capital	(121,364)	45,131	$(166,495)	(368.9%)
Interest expense	28,853	20,350	$8,503	41.8%
Interest income	(11,360)	(13,881)	$(2,521)	(18.2%)
Income tax expense	2,909	3,797	$(888)	(23.4%)
Earnings (losses) from equity method investments	101	(1,832)	$1,933	105.5%
Share-based compensation	(838)	(627)	$211	33.7%
Amortization of loan cost	(2,763)	(1,680)	$1,083	64.5%
Other	(153)	206	$(359)	(174.3%)
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$48,180	$34,006	$14,174	41.7%

Cash Flow Data:
Net cash provided by (used in) operating activities	$152,795	$(17,458)	$170,253	975.2%
Net cash (used in) provided by investing activities	$(39,556)	$10,499	$(50,055)	(476.8%)
Net cash used in financing activities	$(38,930)	$(3,909)	$35,021	895.9%

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability of cash for the Company to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of December 31, 2025, approximately 87% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements, liabilities on borrowed metals, and precious metals leases. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

Lines of Credit

in thousands
	December 31, 2025	June 30, 2025	Change
Lines of credit	$300,000	$345,000	$(45,000)

Effective December 21, 2021, the Company entered into a committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of December 31, 2025, the Trading Credit Facility provided the Company with access up to $422.5 million and has a maturity date of September 30, 2027. (See Note 15.)

The Company routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	December 31, 2025	June 30, 2025	Change
Notes payable — short-term	$4,000	$3,994	$6
Notes payable — long-term	3,328	3,349	(21)
	$7,328	$7,343	$(15)

In April 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026 and may be extended by mutual agreement. As of December 31, 2025 and June 30, 2025 the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million. See Note 14 to the Company's condensed consolidated financial statements.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of December 31, 2025, the dividend was paid in full, including a dividend paid to the Company from SGB in September 2024 of $7.5 million.

In February 2025 in connection with the acquisition of Pinehurst, the Company assumed a promissory note with the former majority owner of Pinehurst for $3.1 million. This promissory note has a maturity date of August 1, 2026 and bears interest at a rate of 5% per annum. As of December 31, 2025, the outstanding principal balance of this promissory note was $3.1 million.

Liabilities on Borrowed Metals and Precious Metals Leases

in thousands
	December 31, 2025	June 30, 2025	Change
Liabilities on borrowed metals	$85,606	$46,051	$39,555

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

We also lease precious metals from our suppliers and customers under short-term arrangements, in which the lease terms and interest rates are established at lease inception. Precious metals leases valued at $280.5 million and $246.5 million as of December 31, 2025 and June 30, 2025, respectively, were included in deferred revenue and other advances on the condensed consolidated balance sheet. Amounts under these arrangements may be settled in precious metals or cash.

Product Financing Arrangements

in thousands
	December 31, 2025	June 30, 2025	Change
Product financing arrangements	$504,593	$484,733	$19,860

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

Secured Loans Receivable

in thousands
	December 31, 2025	June 30, 2025	Change
Secured loans receivable	$120,351	$94,037	$26,314

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

Dividends

The Company’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors. Below is a summary of dividends paid to stockholders in the six months ended December 31, 2025.

•
On July 3, 2025, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on July 18, 2025. The dividend was paid on August 1, 2025 and totaled $4.9 million.
•
On October 28, 2025, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on November 19, 2025. The dividend was paid on December 2, 2025 and totaled $4.9 million.

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

The following summarizes components of our condensed consolidated statements of cash flows (in thousands):

Six months Ended	December 31, 2025	December 31, 2024	Change
Net cash provided by (used in) operating activities	$152,795	$(17,458)	$170,253
Net cash (used in) provided by investing activities	$(39,556)	$10,499	$(50,055)
Net cash used in financing activities	$(38,930)	$(3,909)	$35,021

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities provided $152.8 million and used $17.5 million in cash for the six months ended December 31, 2025 and 2024, respectively, representing a $170.3 million change compared to the six months ended December 31, 2024. The period over period change was primarily due to net changes in working capital, which includes inventories, derivative assets and liabilities, deferred revenue and other advances, receivables, net, liabilities on borrowed metals, and accounts payable and other payables, as well as a decrease in net income adjusted for noncash items.

Net Cash Flows From Investing Activities

Investing activities used $39.6 million and provided $10.5 million in cash for the six months ended December 31, 2025 and 2024, respectively, representing a $50.1 million change compared to the six months ended December 31, 2024. This period over period change was primarily due to: (i) higher outflows of $40.9 million associated with the secured loans receivables in the current period, (ii) a $6.4 million increase in purchases of long-term investments, and (iii) a $1.7 million increase in capital expenditures for property, plant and equipment.

Net Cash Flows From Financing Activities

Financing activities used $38.9 million and used $3.9 million in cash for the six months ended December 31, 2025 and 2024, respectively, representing a $35.0 million change compared to the six months ended December 31, 2024. This period over period change was primarily due to: (i) a decrease in cash provided from our net borrowings and repayments of $25.0 million under our Trading Credit Facility, (ii) a decrease in cash provided of $14.3 million related to our product financing arrangements, and (iii) a decrease of $1.4 million of cash inflows related to the exercise and taxes related to share-based awards. These were partially offset by (iv) reduced outflows of $5.1 million from the decrease in repurchases of our common stock and (v) a reduction of $4.3 million in repayments of notes payable to a related party.

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

The Company’s net gains and losses on derivative instruments totaled gains of $247.3 million and gains of $10.8 million for the three months ended December 31, 2025 and 2024, respectively, and gains of $360.5 million and losses of $11.5 million, for the six months ended December 31, 2025 and 2024, respectively. These were substantially offset by the changes in fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the condensed consolidated statements of income.

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

	December 31, 2025	June 30, 2025
Inventories	$1,535,749	$1,279,545

Less unhedgeable inventories:
Collectible coin inventory, held at lower of cost or net realizable value	(76,096)	(68,193)
Premium on metals position	(20,816)	(35,295)
Precious metal value not hedged	(96,912)	(103,488)

Commitments at market:
Open inventory purchase commitments	2,435,382	1,149,622
Open inventory sales commitments	(1,185,114)	(521,442)
Margin sales commitments	(43,459)	(27,446)
In-transit inventory no longer subject to market risk	(97,158)	(18,801)
Unhedgeable premiums on open commitment positions	15,760	10,345
Borrowed precious metals	(85,606)	(46,051)
Product financing arrangements	(504,593)	(484,733)
Advances on industrial metals	-	584
	535,212	62,078

Precious metal subject to price risk	1,974,049	1,238,135

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	1,255,256	927,990
Precious metals futures contracts at market values	712,352	310,645
Total market value of derivative financial instruments	1,967,608	1,238,635

Net precious metals subject to commodity price risk	$6,441	$(500)

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of December 31, 2025, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

We had the following outstanding sale and purchase commitments and open forward and futures contracts, which are normal and recurring, in nature (in thousands):

	December 31, 2025	June 30, 2025
Purchase commitments	$2,435,382	$1,149,622
Sales commitments	$(1,185,114)	$(521,442)
Margin sales commitments	$(43,459)	$(27,446)
Open forward contracts	$1,255,256	$927,990
Open futures contracts	$712,352	$310,645
Foreign exchange forward contracts	$14,435	$6,618

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time the Company’s consolidated financial statements are prepared. On a regular basis, we review our accounting policies, assumptions, estimates and judgments to ensure that the Company’s consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could materially differ from our estimates. See our critical accounting policies and estimates discussed in the Management’s Discussion and Analysis of our most recent Annual Report filed on Form 10-K. There have been no material changes to these policies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program which authorized the Company to purchase up to 1.0 million shares (as adjusted for the two-for-one split of the Company’s common stock in the form of a stock dividend in fiscal 2022) of its common stock. Prior to fiscal 2023, no shares were repurchased under our share repurchase program. In fiscal 2023, we repurchased a total of 335,735 shares under the program for $9.8 million. In the fourth quarter of fiscal 2023, the board revised the repurchase program to authorize the purchase of up to 1.0 million shares of our common stock, in addition to the shares previously repurchased, and extended the expiration date from June 30, 2023 to June 30, 2028. In November 2023, the Company's board of directors further amended the share repurchase program to authorize an additional 1.2 million shares to be repurchased under the program, resulting in a total of 2.0 million shares authorized for repurchase, after taking into account the shares previously purchased at that date. As of December 31, 2025, 1,321,003 shares had been repurchased and 678,997 shares remain authorized for repurchase under the program.

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

We did not repurchase any shares during the quarter ended December 31, 2025.

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

GOLD.COM, INC.

Date:	February 6, 2026	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2026	By:	/s/ Cary Dickson
Cary Dickson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)