Form 10-Q
period 2026-03-31
Gold.com, Inc.
filed 2026-05-11
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 28,474,036 shares of common stock, par value $0.01 per share outstanding.

GOLD.COM, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLD.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2026	June 30, 2025
	(unaudited)
ASSETS
Current assets
Cash	$143,607	$77,741
Receivables, net	168,362	137,723
Derivative assets	434,798	134,515
Secured loans receivable	126,034	94,037
Inventories:
Inventories	1,319,449	794,812
Restricted inventories	1,447,112	484,733
	2,766,561	1,279,545
Income tax receivable	1,759	4,575
Prepaid expenses and other assets	27,213	15,359
Total current assets	3,668,334	1,743,495
Operating lease right of use assets	21,527	22,843
Property, plant, and equipment, net	47,191	45,509
Goodwill	243,735	228,650
Intangibles, net	147,677	137,314
Long-term investments	39,487	33,015
Other long-term assets	6,122	4,605
Total assets	$4,174,073	$2,215,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Liabilities on borrowed metals	$916,696	$46,051
Product financing arrangements	609,732	484,733
Accounts payable and other payables	86,569	22,248
Deferred revenue and other advances (including amounts from related parties of $362,596 and $0 as of March 31, 2026 and June 30, 2025, respectively)	1,404,036	426,904
Derivative liabilities	47,166	96,177
Accrued liabilities	51,130	34,021
Notes payable	4,000	3,994
Total current liabilities	3,119,329	1,114,128
Lines of credit	98,000	345,000
Notes payable	3,317	3,349
Deferred tax liabilities	18,188	18,335
Other liabilities	28,358	31,948
Total liabilities	3,267,192	1,512,760
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of March 31, 2026 or June 30, 2025	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 28,474,034 and 24,639,386 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	285	247
Additional paid-in capital	328,356	184,998
Accumulated other comprehensive income	125	212
Retained earnings	518,550	464,059
Total Gold.com, Inc. stockholders’ equity	847,316	649,516
Noncontrolling interests	59,565	53,155
Total stockholders’ equity	906,881	702,671
Total liabilities and stockholders’ equity	$4,174,073	$2,215,431

See accompanying Notes to the Condensed Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data; unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues	$10,350,729	$3,009,125	$20,508,395	$8,466,566
Cost of sales	10,174,149	2,968,108	20,165,548	8,337,339
Gross profit	176,580	41,017	342,847	129,227
Selling, general, and administrative expenses	(78,035)	(33,404)	(197,641)	(85,775)
Depreciation and amortization expense	(9,416)	(4,996)	(24,637)	(14,344)
Interest income	6,817	6,722	18,177	20,603
Interest expense	(19,030)	(12,951)	(47,883)	(33,301)
Earnings (losses) from equity method investments	2,253	(222)	2,354	(2,054)
Other income, net	4,623	1,171	7,106	1,832
Remeasurement loss on pre-existing equity interests	—	(7,043)	—	(7,043)
Unrealized losses on foreign exchange	(2,039)	(233)	(3,104)	(895)
Net income (loss) before provision for income taxes	81,753	(9,939)	97,219	8,250
Income tax (expense) benefit	(17,716)	1,231	(20,625)	(2,566)
Net income (loss)	64,037	(8,708)	76,594	5,684
Net income (loss) attributable to noncontrolling interests	4,550	(162)	6,410	(1,312)
Net income (loss) attributable to the Company	$59,487	$(8,546)	$70,184	$6,996
Basic and diluted net income (loss) per share attributable to Gold.com, Inc.:
Basic	$2.17	$(0.36)	$2.74	$0.30
Diluted	$2.09	$(0.36)	$2.65	$0.29

Weighted-average shares outstanding:
Basic	27,360,200	23,646,100	25,609,800	23,275,000
Diluted	28,404,400	23,646,100	26,446,600	24,118,100

See accompanying Notes to the Condensed Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data; unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Treasury Stock		Total Gold.com, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2024	23,965,427	$240	$168,771	$466,838	$61	(1,012,036)	$(28,277)	$607,633	$54,223	$661,856
Net income	—	—	—	8,984	—	—	—	8,984	(566)	8,418
Share-based compensation	—	—	320	—	—	—	—	320	—	320
Cumulative translation adjustment, net of tax	—	—	—	—	106	—	—	106	—	106
Exercise of share-based awards	230,668	2	3,279	—	—	—	—	3,281	—	3,281
Dividends declared	—	—	2	(9,266)	—	—	—	(9,264)	—	(9,264)
Balance, September 30, 2024	24,196,095	242	172,372	466,556	167	(1,012,036)	(28,277)	611,060	53,657	664,717
Net income	—	—	—	6,558	—	—	—	6,558	(584)	5,974
Share-based compensation	—	—	307	—	—	—	—	307	—	307
Cumulative translation adjustment, net of tax	—	—	—	—	(114)	—	—	(114)	—	(114)
Net settlement of share-based awards	4,638	1	—	—	—	—	—	1	—	1
Repurchases of common stock	—	—	—	—	—	(30,057)	(875)	(875)	—	(875)
Repurchases of common stock from related party	—	—	—	—	—	(139,455)	(4,219)	(4,219)	—	(4,219)
Balance, December 31, 2024	24,200,733	243	172,679	473,114	53	(1,181,548)	(33,371)	612,718	53,073	665,791
Net loss	—	—	—	(8,546)	—	—	—	(8,546)	(162)	(8,708)
Share-based compensation	—	—	349	—	—	—	—	349	—	349
Common stock issued for acquisition	423,234	4	11,499	(1,256)	—	1,181,548	33,371	43,618	—	43,618
Noncontrolling ownership interest acquisition	—	—	—	—	—	—	—	—	408	408
Cumulative translation adjustment, net of tax	—	—	—	—	40	—	—	40	—	40
Net settlement of share-based awards	769	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	2	(4,629)	—	—	—	(4,627)	—	(4,627)
Balance, March 31, 2025	24,624,736	$247	$184,529	$458,683	$93	—	$—	$643,552	$53,319	$696,871

Balance, June 30, 2025	24,639,386	$247	184,998	$464,059	$212	—	$—	$649,516	$53,155	$702,671
Net loss	—	—	—	(939)	—	—	—	(939)	(32)	(971)
Share-based compensation	—	—	375	—	—	—	—	375	—	375
Cumulative translation adjustment, net of tax	—	—	—	—	(6)	—	—	(6)	—	(6)
Exercise of share-based awards	5,000	—	6	—	—	—	—	6	—	6
Dividends declared	—	—	3	(4,983)	—	—	—	(4,980)	—	(4,980)
Balance, September 30, 2025	24,644,386	247	185,382	458,137	206	—	—	643,972	53,123	697,095
Net income	—	—	—	11,636	—	—	—	11,636	1,892	13,528
Share-based compensation	—	—	463	—	—	—	—	463	—	463
Common stock issued for acquisition	33,440	—	864	—	—	—	—	864	—	864
Cumulative translation adjustment, net of tax	—	—	—	—	18	—	—	18	—	18
Exercise of share-based awards	217,183	2	1,836	—	—	—	—	1,838	—	1,838
Net settlement of share-based awards	1,983	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	4	(4,985)	—	—	—	(4,981)	—	(4,981)
Balance, December 31, 2025	24,896,992	249	188,549	464,788	224	—	—	653,810	55,015	708,825
Net income	—	—	—	59,487	—	—	—	59,487	4,550	64,037
Share-based compensation	—	—	505	—	—	—	—	505	—	505
Common stock issued for acquisition	593,438	6	20,348	—	—	—	—	20,354	—	20,354
Common stock issued in private placement, net of offering costs	2,840,449	28	117,595	—	—	—	—	117,623	—	117,623
Cumulative translation adjustment, net of tax	—	—	—	—	(99)	—	—	(99)	—	(99)
Exercise of share-based awards	134,852	2	1,703	—	—	—	—	1,705	—	1,705
Net settlement of share-based awards	8,303	—	(344)	—	—	—	—	(344)	—	(344)
Dividends declared	—	—	—	(5,725)	—	—	—	(5,725)	—	(5,725)
Balance, March 31, 2026	28,474,034	$285	$328,356	$518,550	$125	—	$—	$847,316	$59,565	$906,881

See accompanying Notes to the Condensed Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$76,594	$5,684
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24,637	14,344
Amortization of loan cost	3,891	2,846
Share-based compensation	1,343	976
Remeasurement loss on pre-existing equity interests	—	7,043
Losses (earnings) from equity method investments	(2,354)	2,054
Other	(1,842)	(1,790)
Changes in assets and liabilities:
Receivables, net	(20,632)	(55,625)
Secured loans made to affiliates	—	16
Derivative assets	(286,696)	23,121
Income tax receivable	2,816	(5,335)
Inventories	(615,471)	(76,234)
Prepaid expenses and other assets	(11,795)	(3,622)
Accounts payable and other payables	61,671	(2,262)
Deferred revenue and other advances (including amounts from related parties of $362,596 and $0 during the nine months ended March 31, 2026 and 2025, respectively)	966,756	106,588
Derivative liabilities	(49,011)	59,410
Liabilities on borrowed metals	108,443	12,231
Accrued liabilities	(105,320)	(4,064)
Net cash provided by operating activities	153,030	85,381
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(9,208)	(6,780)
Acquisition of businesses, net of cash acquired	(15,169)	(64,823)
Purchase of long-term investments	(6,400)	—
Purchase of intangible assets	—	(100)
Secured loans receivable, net	(31,987)	26,555
Purchase of marketable securities	—	(2,549)
Proceeds from sale of marketable securities	—	4,213
Other	(881)	23
Net cash used in investing activities	(63,645)	(43,461)
Cash flows from financing activities:
Product financing arrangements, net	124,999	(12,936)
Dividends paid	(15,602)	(13,883)
Borrowings under lines of credit	2,992,500	1,483,000
Repayments under lines of credit	(3,239,500)	(1,418,000)
Repayments on notes payable to related party	—	(8,367)
Net proceeds from the issuance of common stock	117,624	—
Repurchases of common stock	—	(901)
Repurchases of common stock from a related party	—	(4,219)
Debt funding issuance costs	(2,641)	(4,186)
Proceeds from the exercise of share-based awards	3,547	3,281
Payments for tax withholding related to net settlement of share-based awards	(342)	—
Other	(4,104)	—
Net cash (used in) provided by financing activities	(23,519)	23,789
Net increase in cash	65,866	65,709
Cash, beginning of period	77,741	48,636
Cash, end of period	$143,607	$114,345
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$40,208	$31,341
Income taxes paid	$17,951	$9,819
Income taxes refunded	$137	$270
Non-cash investing and financing activities:
Property, plant, and equipment acquired on account	$231	$979
Common stock issued for acquisitions	$19,208	$43,618
Loss on reissuance of treasury stock	$—	$1,256
Addition of right of use assets under lease obligations	$345	$—
Contingent consideration payable for acquisition of business	$5,200	$700

See accompanying Notes to the Condensed Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

Basis of Presentation and Overview

The consolidated financial statements comprise those of Gold.com, Inc. (also referred to as "we", "us", and the "Company"), its consolidated subsidiaries, and its joint venture in which the Company has a controlling interest. Prior to December 2025, Gold.com, Inc. was operating as A-Mark Precious Metals, Inc.

Founded in 1965, Gold.com offers comprehensive solutions for all aspects of the precious metals (gold, silver, platinum, and palladium) and collectibles (including rare coins and currency) value chains. Our vertically integrated platform combines market expertise with state-of-the-art logistics, financing, and minting capabilities to serve customers, collectors, and institutional clients globally. We conduct our operations through three complementary segments: Wholesale Sales & Ancillary Services, Direct-to-Consumer, and Secured Lending.

Spectrum Group International, LLC

In February 2025, we acquired 100% of the issued and outstanding equity interests of Spectrum Group International, Inc. ("SGI"), the parent of Stack’s-Bowers Numismatics LLC, d/b/a Stack’s Bowers Galleries ("Stack's Bowers Galleries"). Stack's Bowers Galleries is one of the world's largest rare coin and currency auction houses and a leading dealer specializing in numismatic and bullion products, and is the majority owner of Spectrum Wine, a global auctioneer, retailer, and storage provider of fine and rare wine. SGI's financial results attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment, and the financial results attributable to its auction and retail operations are included in our Direct-to-Consumer segment.

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

Monex

In November 2025, the Company entered into a definitive agreement to acquire, through a wholly-owned subsidiary, all of the equity interests of Monex Deposit Company, a California limited liability company, and certain related entities ("Monex"). Monex was founded in 1987 and is a leading precious metals dealer providing investors with access to gold, silver, platinum and palladium through a full service platform along with secure vault storage. The Company's acquisition of Monex was consummated on January 2, 2026. The purchase price paid by the Company was $49.9 million, consisting of $19.0 million in cash, 560,000 shares of the Company's common stock, contingent consideration of an additional $5.2 million upon the achievement of specified levels of cumulative pre-tax income, and $6.5 million related to the settlement of pre-existing payables due to the Company. Of the common stock, 400,000 shares were issued and delivered on the closing date and 160,000 shares are withheld by the Company for a period of 24 months following the closing date for purposes of securing the indemnification obligations of the sellers.

The transaction costs related to the acquisition of Monex were not significant. The financial results of Monex were included in our consolidated financial statements as of the acquisition date as part of our Direct-to-Consumer segment; these amounts were not material to our consolidated financial statements.

We may be required to pay contingent consideration up to $20.0 million in cash in connection with the acquisition of Monex if certain pre-tax net income targets are met through December 31, 2027. As of the acquisition date, the fair value of this contingent consideration was $5.2 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of March 31, 2026, the fair value of the contingent consideration was $0.8 million, which was classified as accrued liabilities on our consolidated balance sheet.

Assets acquired and liabilities assumed were recorded based on valuations derived from estimated fair value assessment and assumptions used by us. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates or assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the purchase price recorded and fair values of assets acquired and liabilities assumed through our acquisition of Monex as of the acquisition date (in thousands):

Cash	$19,000
Contingent consideration	5,200
Common stock	19,208
Settlement of pre-existing payables due to the Company	6,500
Total purchase price	$49,908

Cash	$3,831
Receivables, net	13,787
Derivative assets	13,587
Inventories:
Inventories	109,343
Restricted inventories	762,202
871,545
Other current assets	88
Property, plant, and equipment, net	39
Operating lease right of use assets	2,534
Trade names	5,800
Developed technology	2,300
Existing customer relationships	18,000
Other long-term assets	126
Total identifiable assets acquired	931,637
Liabilities on borrowed metals	(762,202)
Accounts payable and other payables	(1,896)
Deferred revenue and other advances	(129,216)
Accrued liabilities	(920)
Operating lease liability	(2,534)
Net identifiable assets acquired	34,869
Goodwill	15,039
Total purchase price	$49,908

Based on the guidance provided in ASC 805, Business Combinations, we accounted for the acquisition of Monex as a business combination and determined that (i) Monex was a business which combines inputs and processes to create outputs, and (ii) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.

Our purchase price allocation for the acquisition of Monex is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to information pertaining to working capital and tax balances. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the remeasurement period, a period not to exceed 12 months from the acquisition date.

We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. Through the acquisition of Monex, we acquired intangible assets representing existing customer relationships, developed technology, and trade names. The existing customer relationships and developed technology acquired were determined to have useful lives of 5.0 years and 4.0 years, respectively. The fair value of the customer relationships was estimated using an attrition methodology which considers the estimated future discounted cash flows to be derived from the existing customers as of the acquisition date. The fair value of the developed technology was estimated using the cost to recreate method. The fair value of the trade names was estimated using a relief-from-royalty approach.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Monex resulted in the recognition of $15.0 million of goodwill, which we believe relates primarily to the resulting synergies of utilizing Gold.com's established integrated precious metals platform with Monex's underlying customer base and operations. The goodwill created as a result of the acquisition of Monex is expected to be deductible for tax purposes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements reflect the financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, and majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary. Our consolidated financial statements also include the accounts of: A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC (“TDS”), A-M Global Logistics, LLC (“AMGL”), AM&ST Associates, LLC (“AMST”), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited (“LPM”), Spectrum Group International, LLC (“SGI”), Pinehurst Coin Exchange, Inc. (“Pinehurst”), AM Precious Metals Singapore PTE Ltd., JM Bullion, Inc. (“JMB”), Goldine, Inc. (“Goldline”), Silver Gold Bull, Inc. (“SGB”), AMS Holding, LLC (“AMS”), AM LPM Singapore PTE Ltd., Monex Deposit Company ("Monex"), and Collateral Finance Corporation, LLC, including its wholly-owned subsidiary, CFC Alternative Investments (collectively “CFC”). Intercompany accounts and transactions are eliminated.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026 or for any other interim period during such fiscal year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2025 balances within these interim condensed consolidated financial statements were derived from the audited consolidated financial statements and notes thereto included in the 2025 Annual Report.

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

The Company also sells precious metals held in third-party storage for the benefit of the customer. The customer may request physical delivery at any time. Although the complete economic interest transfers to the customer at the time of sale, followed by the transfer of legal title, revenue is not recognized until physical delivery occurs. Prior to delivery, the Company records gains or losses within cost of sales based on fluctuations in the precious metals value relative to the fixed prices paid by the customer. These metals are classified as restricted inventory, with a corresponding liability on borrowed metals representing the obligation to deliver the metals in the future.

Revenue from Contracts with Customers

The Company recognizes its sale of collectible coins, storage, logistics, licensing, specialized auction, and other services revenues in accordance with ASC 606, Revenue from Contracts with Customers. In aggregate, these types of revenues account for less than 5% of the Company's consolidated revenues, or $178.2 million and $448.7 million during the three and nine months ended March 31, 2026, respectively, and $34.0 million and $36.2 million during the three and nine months ended March 31, 2025, respectively.

The Company’s revenue from contracts with customers under ASC 606 primarily consists of sales of numismatic products.

Contract Liabilities

Contract liabilities consist of deferred revenue resulting from unfulfilled performance obligations, such as items shipped but not delivered and orders paid or partially paid from certain customers prior to shipment. Contract liabilities were $28.9 million and $6.9 million as of March 31, 2026 and June 30, 2025, respectively. Our contract liabilities are typically expected to be recognized as revenue within the next three months.

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the Trading Credit Facility are included in prepaid expenses and other assets in the Company's condensed consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $1.1 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively, and $3.9 million and $2.8 million for the nine months ended March 31, 2026 and 2025, respectively.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $12.7 million and $5.1 million for the three months ended March 31, 2026 and 2025, respectively, and $32.1 million and $14.5 million for the nine months ended March 31, 2026 and 2025, respectively. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the condensed consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the condensed consolidated statements of income. Shipping and handling costs totaled $14.5 million and $5.8 million for the three months ended March 31, 2026 and 2025, respectively, and $32.9 million and $18.4 million for the nine months ended March 31, 2026 and 2025, respectively.

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

A reconciliation of shares used in calculating basic and diluted earnings per common share is presented below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Basic weighted-average shares of common stock outstanding	27,360	23,646	25,610	23,275
Effect of common stock equivalents	1,044	—	837	843
Diluted weighted-average shares outstanding	28,404	23,646	26,447	24,118

The anti-dilutive shares excluded from the table above were 1,067 and 794,607 for the three months ended March 31, 2026 and 2025, respectively, and 58,660 and 14,672 for the nine months ended March 31, 2026 and 2025, respectively. The Company reported a net loss for the three months ended March 31, 2025, and as such, all potentially dilutive shares of common stock would have been antidilutive for such period. Actual common shares outstanding totaled 28,474,034 and 24,624,736 as of March 31, 2026 and 2025, respectively.

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

Margin and Borrowed Metals Liabilities. Certain margin and borrowed metals liabilities consist of the Company's commodity obligations to margin customers and suppliers, respectively. These margin liabilities and borrowed metals liabilities are carried at fair value, which is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded, and are classified as Level 1 of the valuation hierarchy. We also record liabilities on borrowed metals for precious metals held in third party storage for the benefit of the customer which are not measured at fair value on a recurring basis.

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

Acquisition-related Contingent Consideration.

LPM

We may be required to pay contingent consideration up to $37.5 million in cash in connection with the acquisition of LPM if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets are met for 2024, 2025, and 2026. As of the acquisition date, the fair value of this contingent consideration was $2.8 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, include the timing and likelihood of achieving the related EBITDA targets, which are based on management’s prospective financial information and are reassessed at each reporting date, with changes reflected in earnings. As of March 31, 2026, the fair value of the contingent consideration was $0.3 million which was classified as accrued liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of LPM is measured at fair value at each reporting period using a Monte Carlo Simulation model ("MCS model") with Level 3 unobservable inputs including estimated future cash flows generated by LPM, discount rates, and earnings volatility. Key assumptions used in the MCS model as of March 31, 2026 were an EBITDA risk premium of 10.5%, an EBITDA volatility of 85.0%, and a risk-free rate of 3.7%. We recorded an increase (reduction) to our contingent consideration liability reflected in earnings of $0.1 million and ($1.0 million) during the three months ended March 31, 2026 and 2025, respectively, and ($0.9 million) and ($1.1 million) during the nine months ended March 31, 2026 and 2025, respectively.

Pinehurst

We may be required to pay contingent consideration up to $5.3 million in cash in connection with the acquisition of Pinehurst if certain pre-tax earnings targets are met through the third anniversary of the acquisition as well as if certain net tangible asset thresholds were met as of June 30, 2025. As of the acquisition date, the fair value of this contingent consideration was $0.7 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of March 31, 2026, the fair value of the contingent consideration was $0.5 million which was classified as other liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of Pinehurst is measured at fair value at each reporting period primarily using an MCS model with Level 3 unobservable inputs including estimated future cash flows generated by Pinehurst, discount rates, and pre-tax earnings volatility. Key assumptions used in the MCS model as of March 31, 2026 were a pre-tax earnings risk premium of 20.3%, a pre-tax earnings volatility of 80.0%, and a risk-free rate of 3.8%. We recorded an increase (reduction) to our contingent consideration liability reflected in earnings of $0.1 million and $0.0 million during the three months ended March 31, 2026 and 2025, respectively, and $0.7 million and $0.0 million during the nine months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we remitted a contingent consideration payment to the former owner of Pinehurst of $1.0 million related to the achievement of certain net tangible asset thresholds.

AMS

We may be required to pay contingent consideration of up to an additional $9.0 million in cash based upon the achievement of certain performance benchmarks. Selling shareholders may also receive up to an additional $3.0 million in cash based upon the achievement of financial targets when certain inventory is sold. As of the acquisition date, the fair value of this contingent consideration was $5.9 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of March 31, 2026, the fair value of the contingent consideration was $0.3 million, which was classified as accrued liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of AMS is measured at fair value at each reporting period primarily using an MCS model with Level 3 unobservable inputs including estimated future cash flows generated by AMS, discount rates, and EBITDA volatility. Key assumptions used in the MCS model as of March 31, 2026 were an EBITDA risk premium of 12.0%, an EBITDA volatility of 75.0%, and a risk-free rate of 3.7%. During the three and nine months ended March 31, 2026, we recorded a reduction of $0.1 million and $2.6 million, respectively, to our contingent consideration reflected in earnings. During the three months ended September 30, 2025 and December 31, 2025, we remitted a contingent consideration payment to the former owners of AMS of $2.4 million and $0.6 million, respectively, related to the sale of certain inventory.

Monex

The contingent consideration liability related to our acquisition of Monex is measured at fair value at each reporting period primarily using an MCS model with Level 3 unobservable inputs including estimated future cash flows generated by Monex, discount rates, and pre-tax net income volatility. Key assumptions used in the MCS model as of March 31, 2026 were a pre-tax risk premium of 11.8%, a pre-tax net income volatility of 50.0%, and risk-free rate of 3.7%. During the three and nine months ended March 31, 2026, we recorded a reduction of $4.4 million to our contingent consideration reflected in earnings. See Note 1 for more information.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis, aggregated by each fair value hierarchy level (in thousands):

	March 31, 2026
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$2,663,898	$—	$—	$2,663,898
Derivative assets — open sale and purchase commitments, net	358,347	—	—	358,347
Derivative assets — futures contracts	41,899	—	—	41,899
Derivative assets — forward contracts	34,552	—	—	34,552
Total assets, valued at fair value	$3,098,696	$—	$—	$3,098,696
Liabilities:
Liabilities on borrowed metals(2)	$79,316	$—	$—	$79,316
Product financing arrangements	609,732	—	—	609,732
Derivative liabilities — open sale and purchase commitments, net	12,449	—	—	12,449
Derivative liabilities — margin accounts	11,782	—	—	11,782
Derivative liabilities — futures contracts	11,934	—	—	11,934
Derivative liabilities — forward contracts	11,001	—	—	11,001
Acquisition-related contingent consideration	—	—	1,873	1,873
Total liabilities, valued at fair value	$736,214	$—	$1,873	$738,087

(1)
Collectible coin inventory totaling $102.7 million was held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.
(2)
As of March 31, 2026, $837.4 million of liabilities on borrowed metals represent precious metals held in third party storage for the benefit of the customer and are not measured at fair value on a recurring basis.

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

4. RECEIVABLES, NET

Receivables, net consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Customer trade receivables	$66,630	$88,135
Wholesale trade advances	45,960	25,008
Due from brokers and other	55,772	24,580
	$168,362	$137,723

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans (in thousands):

	March 31, 2026	June 30, 2025
Secured loans originated	$123,910	$83,360
Secured loans acquired	2,124	10,677
	$126,034	$94,037

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

As of March 31, 2026 and June 30, 2025, our secured loans carried weighted-average effective interest rates of 9.8% and 10.2%, respectively, and mature in periods ranging typically from on-demand to one year.

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

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows (in thousands):

	March 31, 2026		June 30, 2025
Bullion	$85,621	67.9%	$54,843	58.3%
Numismatic and semi-numismatic	31,295	24.8%	32,439	34.5%
Graded sports cards	9,118	7.3%	6,755	7.2%
	$126,034	100.0%	$94,037	100.0%

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

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more (in thousands):

	March 31, 2026		June 30, 2025
Loan-to-value of less than 75%	$115,267	91.5%	$82,936	88.2%
Loan-to-value of 75% or more	10,767	8.5%	11,101	11.8%
	$126,034	100.0%	$94,037	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of March 31, 2026 and June 30, 2025.

Non-Performing Loans/Impaired Loans

Allowance for secured loan credit losses attributable to non-performing loans is recorded based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default. In the event a loan were to become non-performing and the collateral is not sufficient to satisfy amounts due, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of March 31, 2026 and June 30, 2025, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Historically, the Company has not established an allowance for any credit losses because the Company maintains sufficient collateral to satisfy amounts due. Customer loans are reviewed for impairment and include loans that are non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at the time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then to any unrecognized interest income. For the nine months ended March 31, 2026 and 2025, the Company incurred no loan impairment costs, and no loans were placed on a non-accrual status.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. The following table summarizes the components of our inventory (in thousands):

	March 31, 2026	June 30, 2025
Inventory held for sale	$1,002,778	$558,024
Repurchase arrangements with customers	128,381	116,546
Consignment arrangements with customers	6,311	5,998
Collectible coins, held at lower of cost or net realizable value	102,663	68,193
Borrowed precious metals (1)	916,696	46,051
Product financing arrangements	609,732	484,733
	$2,766,561	$1,279,545

(1)
Borrowed precious metals inventory includes restricted inventory of $837.4 million and $0.0 million during March 31, 2026 and June 30, 2025, respectively, which represents inventory held in third-party storage where it is segregated for the benefit of the customer. This restricted inventory has a corresponding liability on borrowed metals representing the obligation to deliver the metals to the customer in the future.

Premium Component of Inventory

The premium component, at market value, included in the inventory as of March 31, 2026 and June 30, 2025 totaled $12.8 million and $35.3 million, respectively.

7. LEASES

Components of lease expense were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Operating lease costs	$1,869	$982	$5,257	$2,400
Variable lease costs	549	321	1,555	670
Short term lease costs	19	47	107	76
Finance lease costs	9	7	46	21
	$2,446	$1,357	$6,965	$3,167

For the nine months ended March 31, 2026, we made cash payments of $5.3 million for operating lease obligations. These payments are included in operating cash flows. As of March 31, 2026, the weighted-average remaining lease term under our capitalized operating leases was 4.9 years, while the weighted-average discount rate for our operating leases was approximately 6.2%.

The future undiscounted cash flows for each of the next five years and thereafter, and reconciliation to the lease liabilities as of March 31, 2026 for our operating leases were as follows (in thousands):

Fiscal Year ending June 30,	Operating Leases
2026 (remainder)	$1,737
2027	6,480
2028	5,455
2029	4,281
2030	3,598
Thereafter	4,665
Total lease payments	26,216
Imputed interest	(3,753)
Total operating lease liability	$22,463	(1)
Operating lease liability - current	$5,413	(2)
Operating lease liability - long-term	17,050	(3)
	$22,463	(1)

(1)
Represents the present value of the operating lease liabilities as of March 31, 2026.
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

For information regarding the Company's related party leases, refer to Note 14.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Computer software	$22,584	$16,915
Plant equipment	15,624	12,501
Leasehold improvements	11,541	7,605
Office furniture, and fixtures	6,746	5,766
Computer equipment	6,378	6,208
Building and other	9,735	9,707
Total depreciable assets	72,608	58,702
Less: Accumulated depreciation and amortization	(36,379)	(30,013)
Property and equipment not placed in service	8,243	14,101
Land	2,719	2,719
Property, plant, and equipment, net	$47,191	$45,509

Property, plant and equipment depreciation and amortization expense was $2.4 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively, and $7.3 million and $2.7 million for the nine months ended March 31, 2026 and 2025, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles are described below (dollar amounts in thousands):

			March 31, 2026				June 30, 2025
	Estimated Useful Lives (Years)	Remaining Weighted-Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	4 - 15	4.3	$136,274	$(81,402)	$—	$54,872	$116,568	$(66,215)	$—	$50,353
Developed technology	4	2.7	24,136	(15,631)	—	8,505	21,836	(13,362)	—	8,474
Non-compete and other	3 - 5	1.5	2,310	(2,307)	—	3	2,310	(2,306)	—	4
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			163,015	(99,635)	—	63,380	141,009	(82,178)	—	58,831
Trade names and trademarks	Indefinite	Indefinite	75,458	—	(1,290)	74,168	69,658	—	(1,290)	68,368
Domain name	Indefinite	Indefinite	8,629	—	—	8,629	8,615	—	—	8,615
In-process research and development	Indefinite	Indefinite	1,500	—	—	1,500	1,500	—	—	1,500
Identifiable intangible assets			$248,602	$(99,635)	$(1,290)	$147,677	$220,782	$(82,178)	$(1,290)	$137,314

Goodwill	Indefinite	Indefinite	$245,099	$—	$(1,364)	$243,735	$230,014	$—	$(1,364)	$228,650

The Company's intangible assets are subject to amortization except for trade names, trademarks, domain names and in-process research and development assets, which have indefinite lives. Amortization expense related to the Company's intangible assets was $7.0 million and $4.0 million for the three months ended March 31, 2026 and 2025, respectively, and $17.4 million and $11.7 million for the nine months ended March 31, 2026 and 2025, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of June 30, 2025	228,650
Goodwill acquired - Monex	15,039
Other	46
Balance as of March 31, 2026	$243,735

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

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years and thereafter is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026 (remainder)	$6,781
2027	21,827
2028	16,621
2029	9,062
2030	5,247
Thereafter	3,842
$63,380

10. LONG-TERM INVESTMENTS

The following table shows the carrying value and ownership percentage of the Company's investment in privately-held entities accounted for either under the equity or cost method (in thousands):

	March 31, 2026		June 30, 2025
Investee	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Sunshine Minting, Inc.	13,791	44.9%	17,876	44.9%
Company A	—	—%	283	33.3%
Company B	2,326	50.0%	2,194	50.0%
Texas Precious Metals, LLC	8,598	12.0%	7,547	12.0%
Atkinsons Bullion & Coins (1)	13,607	49.5%	3,733	25.0%
Company C	56	33.3%	43	33.3%
Company D	865	20.0%	1,009	20.0%
Company E	244	5.0%	330	5.0%
	$39,487		$33,015

(1)
The Company holds an option, exercisable beginning in December 2027, to acquire additional ownership interest which would give the Company control of the investee if exercised.

We consider all of our equity method investees to be related parties. See Note 14 for a summary of the Company's aggregate balances and activity with these related party entities. All of the Company's investees are accounted for using the equity method, with the exception of Company A, which was accounted for using the cost method and is not considered a related party.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Trade payables to customers	$71,867	$12,814
Other accounts payable	14,702	9,434
Accounts payable and other payables	$86,569	$22,248

Deferred revenue	$53,347	$19,866
Advances from customers	1,350,689	407,038
Deferred revenue and other advances	$1,404,036	$426,904

As of March 31, 2026 and June 30, 2025, advances from customers included $716.4 million and $246.5 million, respectively, of advances related to precious metals leases.

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

	March 31, 2026				June 30, 2025
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$382,516	$(24,169)	$—	$358,347	$130,609	$(825)	$—	$129,784
Futures contracts	41,899	—	—	41,899	4,326	—	—	4,326
Forward contracts	34,552	—	—	34,552	405	—	—	405
	$458,967	$(24,169)	$—	$434,798	$135,340	$(825)	$—	$134,515
Nettable derivative liabilities:
Open sale and purchase commitments	$18,150	$(5,701)	$—	$12,449	$18,170	$(2,675)	$—	$15,495
Margin accounts	42,818	—	(31,036)	11,782	(23,276)	—	27,445	4,169
Futures contracts	11,934	—	—	11,934	109	—	—	109
Forward contracts	11,001	—	—	11,001	76,404	—	—	76,404
	$83,903	$(5,701)	$(31,036)	$47,166	$71,407	$(2,675)	$27,445	$96,177

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

Below is a summary of the net gains (losses) on derivative instruments (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Gains (losses) on derivative instruments:
Unrealized (losses) gains on open futures commodity and forward contracts and open sale and purchase commitments, net	$(246,475)	$(68,152)	$335,593	$(69,391)
Realized losses on futures commodity contracts, net	(189,253)	(26,072)	(410,773)	(36,319)
	$(435,728)	$(94,224)	$(75,180)	$(105,710)

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

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk (in thousands):

	March 31, 2026	June 30, 2025
Inventories	$2,766,561	$1,279,545

Less unhedgeable inventories:
Collectible coin inventory, held at lower of cost or net realizable value	(102,663)	(68,193)
Premium on metals position	(12,782)	(35,295)
Precious metal value not hedged	(115,445)	(103,488)

Commitments at market:
Open inventory purchase commitments	1,298,228	1,149,622
Open inventory sales commitments	(1,330,402)	(521,442)
Margin sales commitments	(42,818)	(27,446)
In-transit inventory no longer subject to market risk	(54,351)	(18,801)
Unhedgeable premiums on open commitment positions	3,764	10,345
Borrowed precious metals	(916,696)	(46,051)
Product financing arrangements	(609,732)	(484,733)
Advances on industrial metals	614	584
	(1,651,393)	62,078

Precious metal subject to price risk	999,723	1,238,135

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	306,625	927,990
Precious metals futures contracts at market values	684,018	310,645
Total market value of derivative financial instruments	990,643	1,238,635

Net precious metals subject to commodity price risk	$9,080	$(500)

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. The Company had the following outstanding commitments and open forward and futures contracts (in thousands):

	March 31, 2026	June 30, 2025
Purchase commitments	$1,298,228	$1,149,622
Sales commitments	$(1,330,402)	$(521,442)
Margin sales commitments	$(42,818)	$(27,446)
Open forward contracts	$306,625	$927,990
Open futures contracts	$684,018	$310,645

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying condensed consolidated balance sheets. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. As of March 31, 2026, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

	March 31, 2026	June 30, 2025
Foreign exchange forward contracts	$11,998	$6,618
Open sale and purchase commitment transactions, net	$3,284	$2,056

13. INCOME TAXES

Net income (loss) from operations before provision for income taxes is shown below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
U.S.	$66,382	$(11,512)	$78,546	$6,222
Foreign	15,371	1,573	18,673	2,028
	$81,753	$(9,939)	$97,219	$8,250

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate are shown below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Current:
Federal	$10,928	$(1,117)	$12,632	$1,801
State and local	1,592	(74)	1,936	304
Foreign	5,196	(40)	6,057	461
	$17,716	$(1,231)	$20,625	$2,566

Effective income tax rate	21.7%	12.4%	21.2%	31.1%

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three and nine months ended March 31, 2026 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit) and non-taxable and non-deductible expenditures. Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the three and nine months ended March 31, 2025 primarily due to the excess tax benefit from share-based compensation, partially offset by adjustments related to our acquisition of the remaining outstanding equity interest in Pinehurst, state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

Income Taxes Receivable and Payable

As of March 31, 2026 and June 30, 2025, we had an income tax receivable of $1.8 million and $4.6 million, respectively.

Deferred Tax Assets and Liabilities

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2026 and June 30, 2025, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of March 31, 2026, the condensed consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state and foreign), resulting in a federal deferred tax liability of $12.0 million, a state deferred tax liability of $0.1 million, and a foreign deferred tax liability of $6.1 million. As of June 30, 2025, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state and foreign), resulting in a federal deferred tax liability of $12.0 million, a state deferred tax liability of $0.1 million, and a foreign deferred tax liability of $6.2 million. Our net foreign deferred tax liability will fluctuate as the value of the U.S. dollar changes with respect to foreign currencies. The Company intends to indefinitely reinvest the cumulative undistributed earnings held by its foreign subsidiaries.

Unrecognized Tax Benefits

The Company has taken or expects to take certain tax benefits on its income tax return filings that it has not recognized as a tax benefit (i.e., an unrecognized tax benefit) on its consolidated statements of income. The Company's measurement of its uncertain tax positions is based on management's assessment of all relevant information, including, but not limited to prior audit experience, audit settlement, or lapse of the applicable statute of limitations. As of March 31, 2026, there have been no material changes to our unrecognized tax benefits or any related interest or penalties since June 30, 2025.

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
3)
Equity method investees. As of March 31, 2026, the Company had seven investments in privately-held entities which have been determined to be equity method investees and related parties.

4)
Tether. In February 2026, the Company entered into a definitive agreement with Tether whereby Tether agreed to purchase shares of the Company's common stock as described in Note 17. Tether obtained the right to appoint, and did appoint, a member to the Company’s board of directors. The Company has also entered into certain commercial agreements with Tether and its related entities.

Our related party transactions primarily include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, (iv) hedging transactions, and (v) related party facility lease and construction arrangements. Below is a summary of our related party transactions. The amounts presented for each period reflect each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables, Net

Our related party net receivables and payables balances were as shown below (in thousands):

	March 31, 2026				June 30, 2025
	Receivables		Payables		Receivables		Payables
Equity method investees	3,792	(1)	7,341	(2)	3,088	(1)	4,290	(2)
Other	135	(1)	3,397	(2)	398	(1)	3,270	(2)
	$3,927		$10,738		$3,486		$7,560

(1)
Balance includes trade receivables and other receivables, net
(2)
Balance includes note payables, trade payables, and other payables, net

Operating Lease Right of Use Assets

As of March 31, 2026 and June 30, 2025, our related party right of use assets were $2.8 million and $3.2 million, respectively.

Property, Plant, and Equipment

AMGL entered into an agreement, effective as of July 1, 2024, with W.A. Richardson Builders, LLC (“WAR Construction”) to effectuate the build out of the Company’s Las` Vegas logistics facility which was completed in fiscal 2025. The majority owner and co-manager of WAR Construction is the spouse of a non-employee member of the Board of Directors of the Company, and the other co-manager is a 10% stockholder of the Company whose family members are minority owners of WAR Construction. The Company incurred costs of $1.9 million during the year ended June 30, 2025.

Long-term Investments

As of March 31, 2026 and June 30, 2025, the aggregate carrying balance of our equity method investments was $39.5 million and $32.7 million, respectively. (See Note 10.)

Advances From Customers

As of March 31, 2026, the Company had outstanding precious metals leases and customer advances with Tether of $362.6 million recorded as advances from customers within deferred revenue and other advances on our consolidated balance sheet.

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The CCP Note has been amended to expire on April 1, 2028. As of March 31, 2026 and June 30, 2025, the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million, respectively.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of March 31, 2026, the dividend was paid in full, which included a dividend paid to the Company from SGB in September 2024 of $7.5 million.

In February 2025 in connection with the acquisition of Pinehurst, the Company assumed a promissory note with the former majority owner of Pinehurst for $3.1 million. This promissory note has a maturity date of August 1, 2026 and bears interest at a rate of 5% per annum. As of March 31, 2026, the outstanding principal balance of this promissory note was $3.1 million.

Share Repurchases

In November 2024, we repurchased 139,455 shares of our common stock from the former owner of AMS and LPM, a related party, for $4.2 million.

Activity with Related Parties

Sales and Purchases

Our sales and purchases with companies deemed to be related parties were as follows (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
	Sales	Purchases	Sales	Purchases	Sales	Purchases	Sales	Purchases
Stack's Bowers Galleries(1)	$—	$—	$46,449	$49,960	$—	$—	$127,146	$101,675
Equity method investees(2)	375,242	5,238	117,661	12,747	656,636	12,129	676,870	37,869
Tether	—	4,288	—	—	—	4,288	—	—
	$375,242	$9,526	$164,110	$62,707	$656,636	$16,417	$804,016	$139,544

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

Interest Income and Expense

We earned interest income and expense from related parties as set forth below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Interest income from secured loans receivables	$—	$17	$—	$192
Interest income from finance products and repurchase arrangements	161	1,987	665	6,633
	$161	$2,004	$665	$6,825

Interest expense from note payables	$85	$59	$258	$152
Interest expense from precious metals leases	15	—	15	—
	$100	$59	$273	$152

Selling, General, and Administrative Expense

The Company incurred selling, general, and administrative expense related to its related party leasing agreements and consulting agreements of $0.9 million and $0.5 million during the three months ended March 31, 2026 and 2025, respectively, and $1.9 million and $1.3 million during the nine months ended March 31, 2026 and 2025, respectively.

Equity Method Investments — Earnings, Dividends and Distributions Received

The Company's proportional share of our equity method investee's earnings (losses) totaled $2.3 million and ($0.2) million during the three months ended March 31, 2026 and 2025, respectively, and $2.4 million and ($2.1) million, during the nine months ended March 31, 2026 and 2025, respectively.

The Company received dividend and distribution payments from our equity method investees that totaled, in the aggregate, $1.1 million and $1.1 million during the three months ended March 31, 2026 and 2025, respectively, and $2.2 million and $1.2 million during the nine months ended March 31, 2026 and 2025, respectively.

Other Income

The Company earned royalty and consulting services income from related parties that totaled $0.0 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively, and $0.1 million and $0.8 million during the nine months ended March 31, 2026 and 2025, respectively.

Transactions with Directors and Officers

Directors and officers of the Company engaged in transactions through the Company for an aggregate dollar value of $3.9 million and $5.7 million during the three months ended March 31, 2026 and 2025, respectively, and $6.1 million and $8.0 million during the nine months ended March 31, 2026 and 2025, respectively.

15. FINANCING AGREEMENTS

Lines of Credit - Trading Credit Facility

On December 21, 2021, the Company entered into a three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. As of March 31, 2026, the Trading Credit Facility has since been amended and restated to modify certain terms and conditions, including eliminating provisions whereby lenders under certain conditions could require repayment of all obligations outstanding under the Trading Credit Facility within 10 days on demand, extending the maturity date to September 30, 2027, and revising the total facility to $427.5 million. There is also an incremental revolving loan feature that is available under certain conditions up to an aggregate additional $73.0 million.

The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by all of the Company's subsidiaries. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of March 31, 2026, the interest rate on our Trading Credit Facility was approximately 6.1% and the daily SOFR rate was approximately 3.7%.

The Trading Credit Facility provides the Company with the liquidity to buy and sell billions of dollars of precious metals annually. We routinely use funds drawn under the Trading Credit Facility to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $98.0 million and $345.0 million at March 31, 2026 and June 30, 2025, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $329.5 million and $99.1 million as determined on March 31, 2026 and June 30, 2025, respectively. As of March 31, 2026 and June 30, 2025, the remaining unamortized balance of loan costs was approximately $2.3 million and $3.5 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of March 31, 2026.

Interest expense related to the Company’s Trading Credit Facility totaled $6.7 million and $6.4 million which represents 35.0% and 49.3% of the total interest expense recognized for the three months ended March 31, 2026 and 2025, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate (inclusive of amortization of debt issuance costs) of 7.5% and 8.7% for the three months ended March 31, 2026 and 2025, respectively.

Interest expense related to the Company’s Trading Credit Facility totaled $20.3 million and $19.3 million, which represents 42.4% and 58.0% of the total interest expense recognized for the nine months ended March 31, 2026 and 2025, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate (inclusive of amortization of debt issuance costs) of 8.1% and 8.8% for the nine months ended March 31, 2026 and 2025, respectively.

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

The carrying amount of the leaseback financing obligation as of March 31, 2026 was $7.5 million, with a remaining term of 13 years and an effective interest rate of 8.6%. The obligation is secured by the underlying property, which had a net book value of $7.7 million as of March 31, 2026. Future minimum payments under the arrangement are as follows (in thousands):

Fiscal Year ending June 30,	Financing Payments (Undiscounted)
2026 (remainder)	$188
2027	768
2028	787
2029	807
2030	827
Thereafter	8,612
Total future payments	11,989
Imputed interest	(6,249)
Present value (1)	$5,740

(1)
The difference between the carrying amount of the leaseback financing obligation and the present value of the financing payments reflects the difference between the total contractual payments required under the leaseback arrangement and the fair value of the financing obligations assumed at the acquisition date.

The Company has recorded the current portion of this obligation within accrued liabilities and the noncurrent portion within other liabilities in its condensed consolidated balance sheet, with related interest expense recognized in the consolidated statement of operations. The total interest expense incurred during the three and nine months ended March 31, 2026 was $0.2 million and $0.5 million, respectively.

Notes Payable — Related Party

See Note 14.

Liabilities on Borrowed Metals and Precious Metals Leases

The Company recorded liabilities on borrowed metals with market values totaling $916.7 million and $46.1 million as of March 31, 2026 and June 30, 2025, respectively, which were included in inventories on the condensed consolidated balance sheet.

Precious metals leases of $716.4 million and $246.5 million as of March 31, 2026 and June 30, 2025, respectively, were included in deferred revenue and other advances on the condensed consolidated balance sheet.

For the three months ended March 31, 2026 and 2025, the interest expense related to liabilities on borrowed metals and precious metals leases totaled $4.0 million and $1.4 million, which represents 20.8% and 10.9% of the total interest expense recognized by the Company, respectively. For the nine months ended March 31, 2026 and 2025, the interest expense related to liabilities on borrowed metals and precious metals leases totaled $8.8 million and $3.0 million, which represents 18.4% and 9.1% of the total interest expense recognized by the Company, respectively. The weighted-average effective interest rate related to liabilities on borrowed metals and precious metals leases was 2.8% and 3.8% as of March 31, 2026 and 2025, respectively.

Liabilities on Borrowed Metals

Liabilities may also arise from: (i) metal positions held by customers in the Company’s inventory, (ii) amounts due to suppliers for the use of their consigned inventory, and (iii) shortages in unallocated metal positions held by the Company in the supplier’s inventory, and (iv) advanced pool metals borrowed under short-term agreements using other precious metals from its inventory as collateral. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or in cash.

Precious Metals Leases

The Company leases precious metals from its suppliers and customers under short-term arrangements, in which the lease terms and interest rates are established at lease inception. The Company has the ability to sell the pool metals advanced. These arrangements can be settled by repayment in similar metals or in cash.

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory upon demand at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the condensed consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the condensed consolidated statements of income. Such obligations totaled $609.7 million and $484.7 million as of March 31, 2026 and June 30, 2025, respectively.

For the three months ended March 31, 2026 and 2025, the interest expense related to product financing arrangements totaled $7.9 million and $4.9 million, which represents 41.4% and 37.7% of the total interest expense recognized by the Company, respectively. For the nine months ended March 31, 2026 and 2025, the interest expense related to product financing arrangements totaled $17.5 million and $10.3 million, which represents 36.6% and 30.9% of the total interest expense recognized by the Company, respectively.

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

On February 2, 2026, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on February 20, 2026. The dividend was paid on March 4, 2026 and totaled $5.7 million.

Share Repurchase Program

The Company has an ongoing share repurchase program authorizing the purchase of up to 2.0 million shares of common stock as of March 31, 2026. During April 2026, the Company's board of directors authorized an additional 1.3 million shares to be repurchased under the program. As of March 31, 2026, 678,997 shares remained authorized for repurchase under the program. During the nine months ended March 31, 2026, we did not repurchase any shares under our share repurchase program. From inception of the program through March 31, 2026, we repurchased a total of 1,321,003 shares for $37.3 million, of which 139,455 shares were repurchased from a related party (see Note 14 for further information). We are not obligated to repurchase any shares under the program, and repurchases under the program may be discontinued if management determines that additional repurchases are not warranted.

Tether Investment

In February 2026, the Company entered into a definitive agreement with TPM, S.A. de C.V. (“Tether”), whereby Tether purchased $126.4 million of the Company’s common stock. In May 2026, following the receipt of clearance under the Hart-Scott-Rodino Act, Tether purchased an additional $23.6 million of the Company’s common stock. The purchase price for the common stock was $44.50 per share. The shares purchased by Tether were subject to a 90-day resale restriction which ended May 7, 2026. The Company also entered into an investor rights agreement, under which Tether was entitled to nominate a member to the Company’s board of directors and received certain registration rights. During the three months ended March 31, 2026, the Company incurred transaction costs of $8.8 million related to the sale of common stock to Tether, resulting in net proceeds of $117.6 million.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of March 31, 2026, 1,414,136 shares were available for issuance of new awards under the 2014 Plan. Under the 2014 Plan, the Company may grant stock options, restricted stock, RSUs, SARs, and other equity-based or cash incentive awards to employees, directors, and consultants. The plan permits performance-based and market-based conditions on awards. Authority to grant new awards under the plan expires on October 27, 2032.

Stock Options

The Company measures the compensation cost of stock options using the Black-Scholes option pricing model, which uses various inputs such as the market price per share of common stock and estimates that include the risk-free interest rate, volatility, expected life and dividend yield.

The Company incurred compensation expense related to stock options of $0.1 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively, and $0.3 million and $0.1 million during the nine months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was total remaining compensation expense of $1.3 million related to employee stock options, which will be recorded over a weighted-average vesting period of approximately 2.2 years. The Company recognizes forfeitures as they occur. The following table summarizes stock option activity:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Grant Date Fair Value Per Award (1)
Fiscal 2025
Outstanding at June 30, 2024	1,158,530	$7.10	$29,354	$3.53
Grants	40,000	$27.18	$—	$11.27
Exercises	(230,668)	$14.23	$6,828	$6.56
Outstanding at March 31, 2025	967,862	$6.23	$18,743	$3.13
Nonvested outstanding March 31, 2025	45,000	$28.57	$—	$11.70
Exercisable at March 31, 2025	922,862	$5.14	$18,743	$2.70

Fiscal 2026
Outstanding at June 30, 2025	1,177,862	$9.68	$15,728	$4.39
Grants	33,000	$22.88	$585	$7.65
Exercises	(357,035)	$9.94	$10,891	$3.64
Forfeitures	(100,000)	$25.24	$—	$10.09
Outstanding at March 31, 2026	753,827	$8.07	$24,147	$4.19
Nonvested outstanding March 31, 2026	176,333	$24.95	$2,685	$10.01
Exercisable at March 31, 2026	577,494	$2.92	$21,462	$2.42

(1)
The Company issued the options with an exercise price per share not less than the closing market price of common stock on the grant date.

The following table presents information related to outstanding options as of March 31, 2026:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$—	$2.50	437,294	3.65	$1.61	437,294	3.65	$1.61
$2.51	$5.00	99,200	2.40	$3.51	99,200	2.40	$3.51
$5.01	$20.00	36,000	4.29	$13.81	36,000	4.29	$13.81
$20.01	$30.00	178,333	9.05	$24.66	5,000	8.92	$27.18
$30.01	$60.00	3,000	9.97	$46.01	—	—	$—
		753,827	4.82	$8.07	577,494	3.52	$2.92

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

The Company incurred compensation expense related to RSUs of $0.4 million and $0.3 million during the three months ended March 31, 2026 and 2025, and $1.0 million and $0.9 million during the nine months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $1.5 million of remaining compensation expense related to RSUs, which will be recorded over a weighted-average vesting period of approximately 1.7 years. The following table summarizes RSU activity:

	Awards Outstanding	Weighted-Average Fair Value per Unit at Grant Date
Fiscal 2025
Nonvested outstanding at June 30, 2024	61,317	$30.61
Granted	16,056	$29.92
Vested & delivered	(5,407)	$25.77
Vested & deferred (1)	(14,118)	$25.90
Nonvested outstanding at March 31, 2025	57,848	$32.11
Vested but subject to deferred settlement at March 31, 2025 (1)	56,065	$26.02
Outstanding at March 31, 2025	113,913	$29.11
Fiscal 2026
Nonvested outstanding at June 30, 2025	82,690	$26.59
Granted	32,086	$26.58
Vested & delivered	(7,316)	$28.42
Vested & deferred (1)	(11,903)	$29.25
Nonvested outstanding at March 31, 2026	95,557	$26.08
Vested but subject to deferred settlement at March 31, 2026 (1)	57,742	$31.90
Outstanding at March 31, 2026 (2)	153,299	$28.27

(1)
Certain RSU holders elected to defer settlement of the RSUs to a specified date. The DSU holder is contractually obligated to defer settlement of the DSUs to a specified date following the holder’s termination of service.
(2)
Includes 3,133 RSUs that vest based on continuous employment and achievement of non-market performance goals through June 30, 2026.

Cash Incentive Bonus Award

Effective in the first quarter of fiscal 2024, the Company granted its chief executive officer a cash incentive bonus payable at the end of the fiscal 2024–2027 term, based on two percent of total stockholder return, net of salary and annual bonuses. The award is valued using a Black-Scholes model. The grant date fair value of this liability award was $5.7 million. The fair value of this liability award was $3.6 million as of March 31, 2026 resulting from the following assumptions: a performance bonus estimate of $2.0 million to be paid over the four-year term, a risk-free rate of 3.7%, and an equity volatility of 55.0%.

Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating due to remeasurement of fair value at the end of each reporting period. The Company recognized compensation expense (income) related to this cash incentive bonus award of $1.1 million and $0.0 million during the three months ended March 31, 2026 and 2025, respectively, and $2.0 million and ($0.2 million) during the nine months ended March 31, 2026 and 2025, respectively.

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentrations

The following customers provided 10 percent or more of the Company's revenues (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$10,350,729	100.0%	$3,009,125	100.0%	$20,508,395	100.0%	$8,466,566	100.0%
Customer concentrations
Deutsche Bank (1)	2,926,385	28.3%	294,197	9.8%	4,713,771	23.0%	455,804	5.4%
HSBC Bank (1)	436,274	4.2%	763,247	25.4%	2,242,710	10.9%	1,764,689	20.8%
	$3,362,659	32.5%	$1,057,444	35.1%	$6,956,481	33.9%	$2,220,493	26.2%

(1)
Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales & Ancillary Services segment.

No single customer provided 10 percent or more of the Company's accounts receivable or secured loans receivable balances as of March 31, 2026.

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

Revenue

in thousands	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
Revenue by segment (1)
Wholesale Sales & Ancillary Services	$9,335,188		$2,800,749		$18,891,208		$7,986,668
Eliminations of inter-segment sales	(1,543,173)		(365,713)		(3,394,356)		(1,151,303)
Wholesale Sales & Ancillary Services, net of eliminations (2)	7,792,015		2,435,036		15,496,852		6,835,365
Direct-to-Consumer	2,558,714	(a)	574,089	(b)	5,011,543	(c)	1,631,201	(d)
	$10,350,729		$3,009,125		$20,508,395		$8,466,566

(1)
The Secured Lending segment earns interest income from its lending activity and earns no revenue from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $77.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $55.1 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Includes $163.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(d)
Includes $122.2 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue by geographic region
United States	$1,426,134	$874,305	$4,434,041	$2,987,742
Europe	6,903,915	1,571,513	12,166,735	3,942,741
Canada	1,652,873	510,116	3,255,495	1,383,080
Asia Pacific	326,526	48,945	588,789	142,525
Africa	113	125	192	128
Australia	41,166	4,119	62,927	10,338
South America	2	2	216	12
	$10,350,729	$3,009,125	$20,508,395	$8,466,566

Cost of Sales

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Cost of sales by segment(1)
Wholesale Sales & Ancillary Services	$9,279,651	$2,783,811	$18,792,622	$7,930,118
Eliminations and adjustments	(1,546,431)	(364,627)	(3,397,627)	(1,150,329)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	7,733,220	2,419,184	15,394,995	6,779,789
Direct-to-Consumer, net of eliminations	2,440,929	548,924	4,770,553	1,557,550
	$10,174,149	$2,968,108	$20,165,548	$8,337,339

(1)
The Secured Lending segment earns interest income from its lending activity and has no cost of sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Gross Profit and Gross Margin Percentage

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$55,537	$16,938	$98,586	$56,550
Eliminations and adjustments	3,258	(1,086)	3,271	(974)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	58,795	15,852	101,857	55,576
Direct-to-Consumer, net of eliminations	117,785	25,165	240,990	73,651
	$176,580	$41,017	$342,847	$129,227
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	0.595%	0.605%	0.522%	0.708%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	0.755%	0.651%	0.657%	0.813%
Direct-to-Consumer	4.603%	4.383%	4.809%	4.515%
Consolidated gross margin percentage	1.706%	1.363%	1.672%	1.526%

(1)
The Secured Lending segment earns interest income from its lending activity and earns no gross profit from the sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Operating income (expenses) by segment
Wholesale Sales & Ancillary Services	$(39,404)	$(31,713)	$(104,402)	$(66,601)
Eliminations	(134)	(195)	(300)	(287)
Wholesale Sales & Ancillary Services, net of eliminations	$(39,538)	$(31,908)	$(104,702)	$(66,888)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general, and administrative expenses	$(29,658)	$(17,425)	$(72,996)	$(41,567)
Depreciation and amortization expense	(1,640)	(1,084)	(4,888)	(2,692)
Interest income	3,219	4,081	9,224	12,220
Interest expense	(13,414)	(11,041)	(38,397)	(26,596)
Earnings (losses) from equity method investments	2,197	(264)	2,221	(2,172)
Other income, net	49	1,137	68	1,072
Remeasurement loss on pre-existing equity interests	—	(7,043)	—	(7,043)
Unrealized (losses) gains on foreign exchange	(291)	(269)	66	(110)
	$(39,538)	$(31,908)	$(104,702)	$(66,888)
Direct-to-Consumer
Selling, general, and administrative expenses	$(48,045)	$(15,717)	$(123,681)	$(43,366)
Depreciation and amortization expense	(7,776)	(3,912)	(19,749)	(11,648)
Interest income	437	27	493	123
Interest expense	(4,056)	(532)	(5,073)	(1,713)
Other income, net	4,572	—	7,036	—
Unrealized (losses) gains on foreign exchange	(1,748)	36	(3,170)	(785)
	$(56,616)	$(20,098)	$(144,144)	$(57,389)
Secured Lending
Selling, general, and administrative expenses	$(332)	$(262)	$(964)	$(842)
Depreciation and amortization expense	—	—	—	(4)
Interest income	3,161	2,614	8,460	8,260
Interest expense	(1,560)	(1,378)	(4,413)	(4,992)
Earnings from equity method investments	56	42	133	118
Other income, net	2	34	2	760
	$1,327	$1,050	$3,218	$3,300

Net Income (Loss) Before Provision for Income Taxes

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net income (loss) before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$19,257	$(16,056)	$(2,845)	$(11,312)
Direct-to-Consumer	61,169	5,067	96,846	16,262
Secured Lending	1,327	1,050	3,218	3,300
	$81,753	$(9,939)	$97,219	$8,250

Advertising Expense

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(2,005)	$(1,434)	$(5,606)	$(2,580)
Direct-to-Consumer	(10,642)	(3,571)	(26,305)	(11,692)
Secured Lending	(46)	(55)	(160)	(180)
	$(12,693)	$(5,060)	$(32,071)	$(14,452)

Capital Expenditures for Long-Lived Assets

in thousands	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Capital expenditures for long-lived assets by segment
Wholesale Sales & Ancillary Services	$(2,446)	$(2,363)	$(6,924)	$(6,475)
Direct-to-Consumer	(790)	(109)	(2,284)	(405)
	$(3,236)	$(2,472)	$(9,208)	$(6,880)

Inventories

in thousands
	March 31, 2026	June 30, 2025
Inventories by segment
Wholesale Sales & Ancillary Services	$1,366,796	$1,049,200
Direct-to-Consumer	1,399,765	230,345
	$2,766,561	$1,279,545

in thousands
	March 31, 2026	June 30, 2025
Inventories by geographic region
United States	$2,527,872	$1,150,678
Canada	121,867	52,225
Europe	43,416	32,987
Asia	73,406	43,655
	$2,766,561	$1,279,545

Total Assets

in thousands
	March 31, 2026	June 30, 2025
Total assets by segment
Wholesale Sales & Ancillary Services (1)	$2,267,998	$1,485,370
Eliminations	(308,541)	(211,144)
Wholesale Sales & Ancillary Services, net of eliminations	1,959,457	1,274,226
Direct-to-Consumer	2,086,072	844,760
Secured Lending	128,544	96,445
	$4,174,073	$2,215,431

(1)
Our equity method investments and precious metals held under financing arrangements are primarily recorded within our Wholesale Sales & Ancillary Services segment.

in thousands
	March 31, 2026	June 30, 2025
Total assets by geographic region
United States	$3,712,681	$1,917,452
North America, excluding United States	261,873	169,864
Europe	54,440	40,625
Asia	145,079	87,490
	$4,174,073	$2,215,431

Long-term Assets

in thousands
	March 31, 2026	June 30, 2025
Long-term assets by segment
Wholesale Sales & Ancillary Services	$130,016	$120,348
Direct-to-Consumer	373,396	349,394
Secured Lending	2,327	2,194
	$505,739	$471,936

in thousands
	March 31, 2026	June 30, 2025
Long-term assets by geographic region
United States	$374,551	$334,199
North America, excluding United States	101,265	106,405
Europe	2	2
Asia	29,921	31,330
	$505,739	$471,936

Goodwill

in thousands
	March 31, 2026	June 30, 2025
Goodwill by segment
Wholesale Sales & Ancillary Services	$39,191	$39,191
Direct-to-Consumer(1)	204,544	189,459
	$243,735	$228,650

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	March 31, 2026	June 30, 2025
Intangible assets by segment
Wholesale Sales & Ancillary Services	$16,991	$18,322
Direct-to-Consumer(1)	130,686	118,992
	$147,677	$137,314

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.

20. SUBSEQUENT EVENTS

Dividend

As announced on May 6, 2026, the Company's Board of Directors has declared a quarterly cash dividend of $0.20 per share. The dividend is payable on June 1, 2026 to stockholders of record as of May 20, 2026.

Sunshine Minting

On April 1, 2026, the Company acquired the remaining equity interest in Sunshine Minting, Inc. ("SMI") that it did not previously own for approximately $22.0 million. The Company initially acquired a 31.1% stake in Sunshine Minting in December 2020 and subsequently increased its ownership to 44.9% in May 2021. Founded in 1979, SMI is a leader in the supply of blanks, coins, medallions, as well as a wide array of custom minted products, and operates minting facilities in Hayden, Idaho, Henderson, Nevada, and Shanghai, China.

Tether

On May 5, 2026, following the receipt of clearance under the Hart-Scott-Rodino Act, Tether purchased $23.6 million of the Company's common stock with a purchase price of $44.50 per share. (See Note 17.)

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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of March 31, 2026, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
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

EXECUTIVE OVERVIEW

Our Business

Founded in 1965, Gold.com offers comprehensive solutions for all aspects of the precious metals (gold, silver, platinum, and palladium) and collectibles (including rare coins and currency) value chains. Our vertically integrated platform combines market expertise with state-of-the-art logistics, financing, and minting capabilities to serve customers, collectors, and institutional clients globally. We conduct our operations through three complementary segments: Wholesale Sales & Ancillary Services, Direct-to-Consumer, and Secured Lending.

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

In addition, the Company earns revenue by providing storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors, and collectors worldwide and by providing storage and order-fulfillment services to our retail customers. The Company also earns fees for facilitating specialized auctions of numismatics, and from advertisements placed on our Direct-to-Consumer websites. These revenue streams represent less than 5% of the Company’s consolidated revenues.

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

Interest Expense. The Company incurs interest expense associated with its lines of credit, notes payable, product financing agreements for the transfer and subsequent re-acquisition of gold, silver, and platinum at a fixed price with a third-party finance company ("product financing arrangements"), and short-term precious metal borrowing arrangements with our suppliers ("liabilities on borrowed metals" and "precious metals leases").

Performance Metrics

In addition to financial statement indicators, management also utilizes key operational metrics to assess the performance of our business. Monex's performance metrics have been included in our consolidated financial results as of January 2, 2026.

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

The period of time that inventory is held by the Company varies depending upon the nature of our inventory commitments with customers and suppliers. See Note 6 to the Company's condensed consolidated financial statements for a description of our classifications of inventory by type. When management analyzes inventory turnover on a period over period basis, consideration is given to each inventory type and its corresponding impact on the inventory turnover calculation. For example:

•
The Company enters into various borrowing arrangements that commit the Company's inventory (such as product financing arrangements or liabilities on borrowed metals) for an unspecified period of time. While the Company is able to obtain access to this inventory on demand, this type of inventory tends not to turn over as quickly as other types of inventory.
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

RESULTS OF OPERATIONS

Overview of Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2026 and 2025

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$10,350,729	100.000%	$3,009,125	100.000%	$7,341,604	244.0%
Gross profit	176,580	1.706%	41,017	1.363%	$135,563	330.5%
Selling, general, and administrative expenses	(78,035)	(0.754%)	(33,404)	(1.110%)	$44,631	133.6%
Depreciation and amortization expense	(9,416)	(0.091%)	(4,996)	(0.166%)	$4,420	88.5%
Interest income	6,817	0.066%	6,722	0.223%	$95	1.4%
Interest expense	(19,030)	(0.184%)	(12,951)	(0.430%)	$6,079	46.9%
Earnings (losses) from equity method investments	2,253	0.022%	(222)	(0.007%)	$2,475	1,114.9%
Other income, net	4,623	0.045%	1,171	0.039%	$3,452	294.8%
Remeasurement loss on pre-existing equity interests	—	—%	(7,043)	(0.234%)	$(7,043)	(100.0%)
Unrealized losses on foreign exchange	(2,039)	(0.020%)	(233)	(0.008%)	$1,806	775.1%
Net income (loss) before provision for income taxes	81,753	0.790%	(9,939)	(0.330%)	$91,692	922.5%
Income tax (expense) benefit	(17,716)	(0.171%)	1,231	0.041%	$(18,947)	(1,539.2%)
Net income (loss)	64,037	0.619%	(8,708)	(0.289%)	$72,745	835.4%
Net income (loss) attributable to noncontrolling interests	4,550	0.044%	(162)	(0.005%)	$4,712	2,908.6%
Net income (loss) attributable to the Company	$59,487	0.575%	$(8,546)	(0.284%)	$68,033	796.1%

Basic and diluted net income (loss) per share attributable to Gold.com, Inc.:

Per Share Data:
Basic	$2.17		$(0.36)		$2.53	702.8%
Diluted	$2.09		$(0.36)		$2.45	680.6%

Performance Metrics:(1)
Gold ounces sold	527,000		432,000		95,000	22.0%
Silver ounces sold	29,220,000		15,702,000		13,518,000	86.1%
Inventory turnover ratio	4.7		2.4		2.3	95.8%
Number of secured loans at period end	337		491		(154)	(31.4%)

(1)
See "Results of Segments" for a description of additional metrics not listed above.

Consolidated Results of Operations for the Nine Months Ended March 31, 2026 and 2025

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$20,508,395	100.000%	$8,466,566	100.000%	$12,041,829	142.2%
Gross profit	342,847	1.672%	129,227	1.526%	$213,620	165.3%
Selling, general, and administrative expenses	(197,641)	(0.964%)	(85,775)	(1.013%)	$111,866	130.4%
Depreciation and amortization expense	(24,637)	(0.120%)	(14,344)	(0.169%)	$10,293	71.8%
Interest income	18,177	0.089%	20,603	0.243%	$(2,426)	(11.8%)
Interest expense	(47,883)	(0.233%)	(33,301)	(0.393%)	$14,582	43.8%
Earnings (losses) from equity method investments	2,354	0.011%	(2,054)	(0.024%)	$4,408	214.6%
Other income, net	7,106	0.035%	1,832	0.022%	$5,274	287.9%
Remeasurement loss on pre-existing equity interests	—	—%	(7,043)	(0.083%)	$(7,043)	(100.0%)
Unrealized losses on foreign exchange	(3,104)	(0.015%)	(895)	(0.011%)	$2,209	246.8%
Net income before provision for income taxes	97,219	0.474%	8,250	0.097%	$88,969	1,078.4%
Income tax expense	(20,625)	(0.101%)	(2,566)	(0.030%)	$18,059	703.8%
Net income	76,594	0.373%	5,684	0.067%	$70,910	1,247.5%
Net income (loss) attributable to noncontrolling interests	6,410	0.031%	(1,312)	(0.015%)	$7,722	588.6%
Net income attributable to the Company	$70,184	0.342%	$6,996	0.083%	$63,188	903.2%

Basic and diluted net income per share attributable to Gold.com, Inc.:

Per Share Data:
Basic	$2.74		$0.30		$2.44	813.3%
Diluted	$2.65		$0.29		$2.36	813.8%

Performance Metrics:(1)
Gold ounces sold	1,511,000		1,296,000		215,000	16.6%
Silver ounces sold	58,246,000		57,979,000		267,000	0.5%
Inventory turnover ratio	10.0		6.9		3.1	44.9%
Number of secured loans at period end	337		491		(154)	(31.4%)

(1)
See "Results of Segments" for a description of additional metrics not listed above.

Revenues

in thousands, except performance metrics
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$10,350,729	100.000%	$3,009,125	100.000%	$7,341,604	244.0%
Performance Metrics
Gold ounces sold	527,000		432,000		95,000	22.0%
Silver ounces sold	29,220,000		15,702,000		13,518,000	86.1%

Revenues for the three months ended March 31, 2026 increased $7.342 billion, or 244.0%, to $10.351 billion from $3.009 billion in 2025. Excluding an increase of $4.371 billion of forward sales, our revenues increased $2.971 billion, or 186.5%, which was due to higher average selling prices of gold and silver as well as an increase in gold and silver ounces sold. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025, AMS in April 2025, and Monex in January 2026.

Gold ounces sold for the three months ended March 31, 2026 increased 95,000 ounces, or 22.0%, to 527,000 ounces from 432,000 ounces in 2025. Silver ounces sold for the three months ended March 31, 2026 increased 13,518,000 ounces, or 86.1%, to 29,220,000 ounces from 15,702,000 ounces in 2025. On average, selling prices for gold increased by 69.7% and selling prices for silver increased by 160.6% during the three months ended March 31, 2026 as compared to the prior year.

in thousands, except performance metrics
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$20,508,395	100.000%	$8,466,566	100.000%	$12,041,829	142.2%
Performance Metrics
Gold ounces sold	1,511,000		1,296,000		215,000	16.6%
Silver ounces sold	58,246,000		57,979,000		267,000	0.5%

Revenues for the nine months ended March 31, 2026 increased $12.042 billion, or 142.2%, to $20.508 billion from $8.467 billion in 2025. Excluding an increase of $7.427 billion of forward sales, our revenues increased $4.615 billion, or 95.0%, which was due to higher average selling prices of gold and silver as well as an increase in gold and silver ounces sold. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025, AMS in April 2025, and Monex in January 2026.

Gold ounces sold for the nine months ended March 31, 2026 increased 215,000 ounces, or 16.6%, to 1,511,000 ounces from 1,296,000 ounces in 2025. Silver ounces sold for the nine months ended March 31, 2026 increased 267,000 ounces, or 0.5%, to 58,246,000 ounces from 57,979,000 ounces in 2025. On average, selling prices for gold increased by 54.6% and selling prices for silver increased by 113.4% during the nine months ended March 31, 2026 as compared to the prior year.

Gross Profit

in thousands, except performance metric
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$176,580	1.706%	$41,017	1.363%	$135,563	330.5%
Performance Metric
Inventory turnover ratio	4.7		2.4		2.3	95.8%

Gross profit for the three months ended March 31, 2026 increased $135.6 million, or 330.5%, to $176.6 million from $41.0 million in 2025. The overall gross profit increase was due to an increase in gross profits earned by both the Wholesale Sales & Ancillary Services segment and the Direct-to-Consumer segment, including the acquisitions of SGI, Pinehurst, AMS, and Monex, which were not fully included in the same year-ago period.

The Company’s overall gross margin percentage for the three months ended March 31, 2026 increased by 34.3 basis points to 1.706% from 1.363% in 2025. Excluding forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the three months ended March 31, 2026 increased by 129.4 basis points to 3.869% from 2.575%, which was primarily due to an increase in our retail market activity and wider premium spreads, partially offset by lower trading profits.

Our inventory turnover ratio for the three months ended March 31, 2026 increased by 95.8% to 4.7 from 2.4 in 2025. The increase in our inventory turnover ratio was primarily due to higher revenue, including higher forward sales, partially offset by higher average inventory balances.

in thousands, except performance metric
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$342,847	1.672%	$129,227	1.526%	$213,620	165.3%
Performance Metric
Inventory turnover ratio	10.0		6.9		3.1	44.9%

Gross profit for the nine months ended March 31, 2026 increased $213.6 million, or 165.3%, to $342.8 million from $129.2 million in 2025. The overall gross profit increase was due to an increase in gross profits earned by both the Wholesale Sales & Ancillary Services segment and the Direct-to-Consumer segment, including the acquisitions of SGI, Pinehurst, AMS, and Monex which were not fully included in the same year-ago period.

The Company’s overall gross margin percentage for the nine months ended March 31, 2026 increased by 14.6 basis points to 1.672% from 1.526% in 2025. Excluding forward sales that had a negligible impact to the amount of gross profit, our gross margin percentage for the nine months ended March 31, 2026 increased by 96.0 basis points to 3.619% from 2.659%, which was primarily due to an increase in our retail market activity and wider premium spreads, partially offset by lower trading profits.

Our inventory turnover ratio for the nine months ended March 31, 2026 increased by 44.9% to 10.0 from 6.9 in 2025. The increase in our inventory turnover ratio was primarily due to higher revenue, including higher forward sales, partially offset by higher average inventory balances.

Selling, General and Administrative Expense

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(78,035)	(0.754%)	$(33,404)	(1.110%)	$44,631	133.6%

Selling, general and administrative expenses for the three months ended March 31, 2026 increased $44.6 million, or 133.6%, to $78.0 million from $33.4 million in 2025. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $27.1 million, (ii) higher advertising costs of $7.6 million, (iii) an increase in insurance costs of $4.5 million, (iv) an increase in bank service and credit card fees of $1.9 million, and (v) an increase in facilities expense of $1.2 million. Selling, general and administrative expenses for the three months ended March 31, 2026 included $33.0 million of expenses incurred by SGI, Pinehurst, AMS, and Monex, which were not included in the same year-ago period, as they were not consolidated subsidiaries for the full period. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $11.6 million from the prior year period.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(197,641)	(0.964%)	$(85,775)	(1.013%)	$111,866	130.4%

Selling, general, and administrative expenses for the nine months ended March 31, 2026 increased $111.9 million, or 130.4%, to $197.6 million from $85.8 million in 2025. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $68.2 million, (ii) higher advertising costs of $17.6 million, (iii) an increase in consulting and professional fees of $6.5 million, (iv) an increase in insurance costs of $6.1 million, (v) an increase in bank service and credit card fees of $4.5 million, and (vi) an increase in facilities expense of $3.8 million. Selling, general and administrative expenses for the nine months ended March 31, 2026 included $93.1 million of expenses incurred by SGI, and Pinehurst, AMS, and Monex, which were not included in the same year-ago period as these were not consolidated subsidiaries for the full period. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $18.8 million from the prior year period.

Depreciation and Amortization Expense

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(9,416)	(0.091%)	$(4,996)	(0.166%)	$4,420	88.5%

Depreciation and amortization expense for the three months ended March 31, 2026 increased $4.4 million, or 88.5%, to $9.4 million from $5.0 million in 2025 primarily due to (i) an increase in amortization expense of $4.6 million relating to an increase in intangible asset amortization from intangible assets acquired through our acquisitions of SGI, Pinehurst, AMS, and Monex, and (ii) an increase in depreciation expense of $1.5 million due to an increase in capital expenditures, partially offset by (iii) a decrease of $1.6 million in JMB and SGB intangible asset amortization.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(24,637)	(0.120%)	$(14,344)	(0.169%)	$10,293	71.8%

Depreciation and amortization expense for the nine months ended March 31, 2026 increased $10.3 million, or 71.8%, to $24.6 million from $14.3 million in 2025 primarily due to (i) an increase in amortization expense of $10.9 million relating to an increase in intangible asset amortization from intangible assets acquired through our acquisitions of SGI, Pinehurst, AMS, and Monex, and (ii) an increase in depreciation expense of $4.6 million due to an increase in capital expenditures, partially offset by (iii) a decrease of $5.2 million in JMB and SGB intangible asset amortization.

Interest Income

in thousands, except performance metric
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$6,817	0.066%	$6,722	0.223%	$95	1.4%
Performance Metric
Number of secured loans at period-end	337		491		(154)	(31.4%)

Interest income for the three months ended March 31, 2026 increased $0.1 million, or 1.4%, to $6.8 million from $6.7 million in 2025. The aggregate increase in interest income was due to an increase in interest income earned by our Secured Lending segment of $0.5 million, partially offset by a decrease in other finance product income of $0.5 million.

The interest income from our Secured Lending segment increased by $0.5 million, or 20.9%, compared with the prior year period. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 31.4% to 337 as of March 31, 2026, from 491 as of March 31, 2025.

in thousands, except performance metric
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$18,177	0.089%	$20,603	0.243%	$(2,426)	(11.8%)
Performance Metric
Number of secured loans at period-end	337		491		(154)	(31.4%)

Interest income for the nine months ended March 31, 2026 decreased $2.4 million, or 11.8%, to $18.2 million from $20.6 million in 2025. The aggregate decrease in interest income was due to a decrease in other finance product income of $2.6 million, partially offset by an increase in interest income earned by our Secured Lending segment of $0.2 million.

The interest income from our Secured Lending segment increased by $0.2 million, or 2.4%, compared with the prior year period. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 31.4% to 337 as of March 31, 2026, from 491 as of March 31, 2025.

Interest Expense

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(19,030)	(0.184%)	$(12,951)	(0.430%)	$6,079	46.9%

Interest expense for the three months ended March 31, 2026 increased $6.1 million, or 46.9%, to $19.0 million from $13.0 million in 2025. The increase in interest expense was primarily due to: (i) higher interest and fees of $3.0 million related to product financing arrangements due to higher interest rates and higher overall borrowings, (ii) an increase of $2.6 million related to precious metals leases driven by higher overall borrowings, partially offset by a decrease in interest rates, and (iii) an increase of $0.3 million associated with our Trading Credit Facility due to increased borrowings, partially offset by a decrease in interest rates.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(47,883)	(0.233%)	$(33,301)	(0.393%)	$14,582	43.8%

Interest expense for the nine months ended March 31, 2026 increased $14.6 million, or 43.8%, to $47.9 million from $33.3 million in 2025. The increase in interest expense was primarily due to: (i) higher interest and fees of $7.2 million related to product financing arrangements due to higher interest rates and higher overall borrowings, (ii) an increase of $5.8 million related to precious metals leases driven by higher overall borrowings, partially offset by a decrease in interest rates, and (iii) an increase of $1.0 million associated with our Trading Credit Facility due to increased borrowings, partially offset by a decrease in interest rates.

Earnings (Losses) from Equity Method Investments

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$2,253	0.022%	$(222)	(0.007%)	$2,475	1,114.9%

Earnings (losses) from equity method investments for the three months ended March 31, 2026 increased $2.5 million, or 1,114.9%, to earnings of $2.3 million from a loss of $0.2 million in 2025 due to increased earnings of our equity method investees.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$2,354	0.011%	$(2,054)	(0.024%)	$4,408	214.6%

Earnings (losses) from equity method investments for the nine months ended March 31, 2026 increased $4.4 million, or 214.6%, to earnings of $2.4 million from a loss of $2.1 million in 2025 due to increased earnings of our equity method investees.

Other Income, Net

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$4,623	0.045%	$1,171	0.039%	$3,452	294.8%

Other income, net for the three months ended March 31, 2026 increased $3.5 million, or 294.8%, to $4.6 million from $1.2 million in 2025. The change in other income, net was primarily due to contingent consideration fair value adjustments related to our acquisition of Monex.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$7,106	0.035%	$1,832	0.022%	$5,274	287.9%

Other income, net for the nine months ended March 31, 2026 increased $5.3 million, or 287.9%, to $7.1 million from $1.8 million in 2025. The change in other income, net was primarily due to contingent consideration fair value adjustments related to our acquisitions of LPM, Pinehurst, AMS, and Monex.

Remeasurement Loss on Pre-Existing Equity Interest

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Remeasurement loss on pre-existing equity interests	$—	—%	$(7,043)	(0.234%)	$(7,043)	(100.0%)

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Remeasurement loss on pre-existing equity interests	$—	—%	$(7,043)	(0.083%)	$(7,043)	(100.0%)

The Company incurred a remeasurement loss on our pre-existing equity interest in Pinehurst in February 2025 through the acquisition of the remaining equity interests it did not previously own.

Income Tax Expense

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Income tax (expense) benefit	$(17,716)	(0.171%)	$1,231	0.041%	$(18,947)	(1,539.2%)

Our income tax (expense) benefit was ($17.7) million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate was approximately 21.7% and 12.4% for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate varied from the federal statutory rate for the three months ended March 31, 2026 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit) and non-taxable and non-deductible expenditures. Our effective tax rate varied from the federal statutory rate for the three months ended March 31, 2025 primarily due to the excess tax benefit from share-based compensation, partially offset by adjustments related to our acquisition of the remaining outstanding equity interest in Pinehurst, state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(20,625)	(0.101%)	$(2,566)	(0.030%)	$18,059	703.8%

Our income tax expense was $20.6 million and $2.6 million for the nine months ended March 31, 2026 and 2025. Our effective tax rate was approximately 21.2% and 31.1% for the nine months ended March 31, 2026 and 2025, respectively. Our effective tax rate varied from the federal statutory rate for the nine months ended March 31, 2026 primarily due to the excess tax benefit from share-based compensation, partially offset by state taxes (net of federal tax benefit) and non-taxable and non-deductible expenditures. Our effective tax rate varied from the federal statutory rate for the nine months ended March 31, 2025 primarily due to the excess tax benefit from share-based compensation, partially offset by adjustments related to our acquisition of the remaining outstanding equity interest in Pinehurst, state taxes (net of federal tax benefit), Section 162(m) executive compensation disallowance, and other normal course non-deductible expenditures.

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

Overview of Results of Operations for the Three Months Ended March 31, 2026 and 2025

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

in thousands, except performance metrics
Three Months Ended March 31,	2026			2025			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$7,792,015	(a)	100.000%	$2,435,036	(a)	100.000%	$5,356,979	220.0%
Gross profit	58,795		0.755%	15,852		0.651%	$42,943	270.9%
Selling, general, and administrative expenses	(29,658)		(0.381%)	(17,425)		(0.716%)	$12,233	70.2%
Depreciation and amortization expense	(1,640)		(0.021%)	(1,084)		(0.045%)	$556	51.3%
Interest income	3,219		0.041%	4,081		0.168%	$(862)	(21.1%)
Interest expense	(13,414)		(0.172%)	(11,041)		(0.453%)	$2,373	21.5%
Earnings (losses) from equity method investments	2,197		0.028%	(264)		(0.011%)	$2,461	932.2%
Other income, net	49		0.001%	1,137		0.047%	$(1,088)	(95.7%)
Remeasurement loss on pre-existing equity interests	—		—%	(7,043)		(0.289%)	$7,043	100.0%
Unrealized losses on foreign exchange	(291)		(0.004%)	(269)		(0.011%)	$22	8.2%
Net income (loss) before provision for income taxes	$19,257		0.247%	$(16,056)		(0.659%)	$35,313	219.9%

Performance Metrics:
Gold ounces sold	253,000			298,000			(45,000)	(15.1%)
Silver ounces sold	15,885,000			11,931,000			3,954,000	33.1%
Wholesale Sales ticket volume	44,564			35,653			8,911	25.0%

(a)
Revenues are presented net of inter-segment transactions; see Note 19 for further information.

Overview of Results of Operations for the Nine Months Ended March 31, 2026 and 2025

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Nine Months Ended March 31,	2026			2025			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$15,496,852	(a)	100.000%	$6,835,365	(a)	100.000%	$8,661,487	126.7%
Gross profit	101,857		0.657%	55,576		0.813%	$46,281	83.3%
Selling, general, and administrative expenses	(72,996)		(0.471%)	(41,567)		(0.608%)	$31,429	75.6%
Depreciation and amortization expense	(4,888)		(0.032%)	(2,692)		(0.039%)	$2,196	81.6%
Interest income	9,224		0.060%	12,220		0.179%	$(2,996)	(24.5%)
Interest expense	(38,397)		(0.248%)	(26,596)		(0.389%)	$11,801	44.4%
Earnings (losses) from equity method investments	2,221		0.014%	(2,172)		(0.032%)	$4,393	202.3%
Other income, net	68		0.000%	1,072		0.016%	$(1,004)	(93.7%)
Remeasurement loss on pre-existing equity interests	—		—%	(7,043)		(0.103%)	$(7,043)	(100.0%)
Unrealized gains (losses) on foreign exchange	66		0.000%	(110)		(0.002%)	$176	160.0%
Net loss before provision for income taxes	$(2,845)		(0.018%)	$(11,312)		(0.165%)	$(8,467)	(74.8%)

Performance Metrics:
Gold ounces sold	787,000			916,000			(129,000)	(14.1%)
Silver ounces sold	34,712,000			45,301,000			(10,589,000)	(23.4%)
Wholesale Sales ticket volume	116,994			95,294			21,700	22.8%

(a)
Revenues are presented net of inter-segment transactions; see Note 19 for further information.

Revenues — Wholesale Sales & Ancillary Services

in thousands, except performance metrics
Three Months Ended March 31,	2026			2025			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$7,792,015	(a)	100.000%	$2,435,036	(a)	100.000%	$5,356,979	220.0%
Performance Metrics
Gold ounces sold	253,000			298,000			(45,000)	(15.1%)
Silver ounces sold	15,885,000			11,931,000			3,954,000	33.1%
Wholesale Sales ticket volume	44,564			35,653			8,911	25.0%

(a)
Revenues are presented net of inter-segment transactions; see Note 19 for further information.

Revenues for the three months ended March 31, 2026 increased $5.357 billion, or 220.0%, to $7.792 billion from $2.435 billion in 2025. Excluding an increase in forward sales of $4.371 billion, our revenues increased $986.1 million, which was due to higher average selling prices of gold and silver and an increase in gold and silver ounces sold. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025.

Gold ounces sold for the three months ended March 31, 2026 decreased 45,000 ounces, or 15.1%, to 253,000 ounces from 298,000 ounces in 2025. Silver ounces sold for the three months ended March 31, 2026 increased 3,954,000 ounces, or 33.1%, to 15,885,000 ounces from 11,931,000 ounces in 2025. On average, selling prices for gold increased by 68.6% and selling prices for silver increased 156.8% during the three months ended March 31, 2026 as compared to the prior year.

The Wholesale Sales ticket volume for the three months ended March 31, 2026 increased by 8,911 tickets, or 25.0% to 44,564 tickets from 35,653 tickets in 2025.

in thousands, except performance metrics
Nine Months Ended March 31,	2026			2025			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$15,496,852	(a)	100.000%	$6,835,365	(a)	100.000%	$8,661,487	126.7%
Performance Metrics
Gold ounces sold	787,000			916,000			(129,000)	(14.1%)
Silver ounces sold	34,712,000			45,301,000			(10,589,000)	(23.4%)
Wholesale Sales ticket volume	116,994			95,294			21,700	22.8%

(a)
Revenues are presented net of inter-segment transactions; see Note 19 for further information.

Revenues for the nine months ended March 31, 2026 increased $8.661 billion, or 126.7%, to $15.497 billion from $6.835 billion in 2025. Excluding an increase in forward sales of $7.427 billion, our revenues increased $1.235 billion, which was due to higher average selling prices of gold and silver, partially offset by a decrease in gold and silver ounces sold. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025.

Gold ounces sold for the nine months ended March 31, 2026 decreased 129,000 ounces, or 14.1%, to 787,000 ounces from 916,000 ounces in 2025. Silver ounces sold for the nine months ended March 31, 2026 decreased 10,589,000 ounces, or 23.4%, to 34,712,000 ounces from 45,301,000 ounces in 2025. On average, selling prices for gold increased by 53.8% and selling prices for silver increased by 103.9% during the nine months ended March 31, 2026 as compared to the prior year.

The Wholesale Sales ticket volume for the nine months ended March 31, 2026 increased by 21,700 tickets, or 22.8% to 116,994 tickets from 95,294 tickets in 2025.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$58,795	0.755%	$15,852	0.651%	$42,943	270.9%

Gross profit for the three months ended March 31, 2026 increased $42.9 million, or 270.9%, to $58.8 million from $15.9 million in 2025. The overall gross profit increase was primarily due to wider premium spreads, partially offset by lower trading profits. Gross profit also increased due to the acquisitions of SGI and Pinehurst in February 2025.

This segment’s profit margin percentage increased by 10.4 basis points to 0.755% from 0.651% in 2025. The increase in gross margin percentage was mainly attributable to wider premium spreads, partially offset by increased forward sales and lower trading profits.

Excluding forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the three months ended March 31, 2026 increased by 137.7 basis points to 2.933% from 1.556%. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$101,857	0.657%	$55,576	0.813%	$46,281	83.3%

Gross profit for the nine months ended March 31, 2026 increased $46.3 million, or 83.3%, to $101.9 million from $55.6 million in 2025. The gross profit increase was primarily due to wider premium spreads, partially offset by lower trading profits. Gross profit also increased due to the acquisitions of SGI and Pinehurst in February 2025.

This segment’s profit margin percentage decreased by 15.6 basis points to 0.657% from 0.813% in 2025. The decrease in gross margin percentage was mainly attributable to the impact of increased forward sales and lower trading profits, partially offset by wider premium spreads.

Excluding forward sales that had a negligible impact to the amount of gross profit, this segment's gross margin percentage for the nine months ended March 31, 2026 increased by 56.0 basis points to 2.282% from 1.722% in the prior year. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(29,658)	(0.381%)	$(17,425)	(0.716%)	$12,233	70.2%

Selling, general and administrative expenses for the three months ended March 31, 2026 increased $12.2 million, or 70.2%, to $29.7 million from $17.4 million in 2025. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $9.4 million, (ii) an increase in insurance costs of $3.5 million, (iii) higher advertising costs of $0.9 million, and (iv) an increase in facilities expense of $0.5 million, partially offset by (v) a decrease in consulting and professional fees of $2.6 million. Selling, general and administrative expenses for the three months ended March 31, 2026 included $5.0 million of expenses incurred by SGI and Pinehurst which were not included in the same year-ago period, as they were not consolidated subsidiaries for the full period. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $7.3 million from the prior year period.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(72,996)	(0.471%)	$(41,567)	(0.608%)	$31,429	75.6%

Selling, general, and administrative expenses for the nine months ended March 31, 2026 increased $31.4 million, or 75.6%, to $73.0 million from $41.6 million in 2025. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $20.7 million, (ii) an increase in insurance costs of $4.2 million, (iii) higher advertising costs of $3.3 million, (iv) an increase in facilities expense of $1.8 million, and (v) an increase bank service and credit card fees of $0.3 million. Selling, general and administrative expenses for the nine months ended March 31, 2026 included $17.9 million of expenses incurred by SGI and Pinehurst which were not included in the same year-ago period, as they were not consolidated subsidiaries for the full period. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $13.6 million from the prior year period.

Depreciation and Amortization Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(1,640)	(0.021%)	$(1,084)	(0.045%)	$556	51.3%

Depreciation and amortization expense for the three months ended March 31, 2026 increased $0.6 million, or 51.3%, to $1.6 million from $1.1 million in 2025 primarily due to an increase in depreciation expense due to an increase in capital expenditures.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(4,888)	(0.032%)	$(2,692)	(0.039%)	$2,196	81.6%

Depreciation and amortization expense for the nine months ended March 31, 2026 increased $2.2 million, or 81.6%, to $4.9 million from $2.7 million in 2025 primarily due to an increase in depreciation expense due to an increase in capital expenditures.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$3,219	0.041%	$4,081	0.168%	$(862)	(21.1%)

Interest income for the three months ended March 31, 2026 decreased $0.9 million, or 21.1%, to $3.2 million from $4.1 million in 2025. The overall decrease is primarily due to (i) a decrease in interest earned from repurchase arrangements with customers of $1.2 million, and (ii) a decrease in interest income earned from spot deferred trade orders of $0.3 million, partially offset by (iii) a $0.4 million increase in interest income earned from margin orders.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$9,224	0.060%	$12,220	0.179%	$(2,996)	(24.5%)

Interest income for the nine months ended March 31, 2026 decreased $3.0 million, or 24.5%, to $9.2 million from $12.2 million in 2025. The overall decrease was primarily due to: (i) a decrease in interest earned from repurchase arrangements with customers of $3.0 million, and (ii) a decrease in interest income earned from spot deferred trade orders of $2.3 million, partially offset by (iii) a $1.9 million increase in interest income earned from margin orders.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(13,414)	(0.172%)	$(11,041)	(0.453%)	$2,373	21.5%

Interest expense for the three months ended March 31, 2026 increased $2.4 million, or 21.5%, to $13.4 million from $11.0 million in 2025. The overall increase was primarily due to: (i) an increase of $2.5 million from precious metals leases driven by higher overall borrowings, partially offset by a decrease in interest rates and (ii) higher interest and fees from product financing arrangements of $0.3 million due to higher interest rates and higher overall borrowings.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(38,397)	(0.248%)	$(26,596)	(0.389%)	$11,801	44.4%

Interest expense for the nine months ended March 31, 2026 increased $11.8 million, or 44.4%, to $38.4 million from $26.6 million in 2025. The overall increase was primarily due to: (i) an increase of $5.8 million from precious metals leases driven by higher overall borrowings, partially offset by a decrease in interest rates, (ii) higher interest and fees from product financing arrangements of $4.9 million due to higher interest rates and higher overall borrowings, and (iii) an increase of $1.4 million in connection with our Trading Credit Facility due to an increase in borrowings, partially offset by a decrease in interest rates.

Earnings (Losses) from Equity Method Investments— Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$2,197	0.028%	$(264)	(0.011%)	$2,461	932.2%

Earnings (losses) from equity method investments for the three months ended March 31, 2026 increased $2.5 million, or 932.2%, to earnings of $2.2 million from a loss of $0.3 million in 2025 due to increased earnings of our equity method investees.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$2,221	0.014%	$(2,172)	(0.032%)	$4,393	202.3%

Earnings (losses) from equity method investments for the nine months ended March 31, 2026 increased $4.4 million, or 202.3%, to a earnings of $2.2 million from a loss of $2.2 million in 2025 due to increased earnings of our equity method investees.

Remeasurement Loss on Pre-Existing Equity Interest - Wholesale Sales & Ancillary Services

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Remeasurement loss on pre-existing equity interests	$—	—%	$(7,043)	(0.289%)	$(7,043)	(100.0%)

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Remeasurement loss on pre-existing equity interests	$—	—%	$(7,043)	(0.103%)	$(7,043)	(100.0%)

The Company incurred a remeasurement loss on our pre-existing equity interest in Pinehurst in February 2025 through the acquisition of the remaining equity interests it did not previously own.

Results of Operations — Direct-to-Consumer Segment

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), Spectrum Group International, LLC ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), AMS Holding, LLC ("AMS"), AM LPM Singapore PTE Ltd., Monex Deposit Company ("Monex"), through its investment in Silver Gold Bull, Inc. ("SGB"), and through its subsidiary Precious Metals Purchasing Partners, LLC ("PMPP").

Overview of Results of Operations for the Three Months Ended March 31, 2026 and 2025

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Three Months Ended March 31,	2026			2025			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$2,558,714	(a)	100.000%	$574,089	(a)	100.000%	$1,984,625	345.7%
Gross profit	117,785		4.603%	25,165		4.383%	$92,620	368.1%
Selling, general, and administrative expenses	(48,045)		(1.878%)	(15,717)		(2.738%)	$32,328	205.7%
Depreciation and amortization expense	(7,776)		(0.304%)	(3,912)		(0.681%)	$3,864	98.8%
Interest income	437		0.017%	27		0.005%	$410	1,518.5%
Interest expense	(4,056)		(0.159%)	(532)		(0.093%)	$3,524	662.4%
Other income, net	4,572		0.179%	—		—%	$4,572	—%
Unrealized (losses) gains on foreign exchange	(1,748)		(0.068%)	36		0.006%	$(1,784)	(4,955.6%)
Net income before provision for income taxes	$61,169		2.391%	$5,067		0.883%	$56,102	1,107.2%

Performance Metrics:
Gold ounces sold	274,000			134,000			140,000	104.5%
Silver ounces sold	13,335,000			3,771,000			9,564,000	253.6%
Number of new customers	292,900			899,600			(606,700)	(67.4%)
Number of active customers	246,000			140,700			105,300	74.8%
Number of total customers	4,654,400			4,087,100			567,300	13.9%
DTC ticket volume from new customers	138,951			45,280			93,671	206.9%
DTC ticket volume from pre-existing customers	317,890			142,491			175,399	123.1%
DTC total ticket volume	456,841			187,771			269,070	143.3%
DTC average order value	$5,618			$3,084			$2,534	82.2%
JMB average order value	$3,056			$1,994			$1,062	53.3%

(a)
Includes inter-segment sales; see Note 19 for further information.

Overview of Results of Operations for the Nine Months Ended March 31, 2026 and 2025

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Nine Months Ended March 31,	2026			2025			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$5,011,543	(a)	100.000%	$1,631,201	(a)	100.000%	$3,380,342	207.2%
Gross profit	240,990		4.809%	73,651		4.515%	$167,339	227.2%
Selling, general, and administrative expenses	(123,681)		(2.468%)	(43,366)		(2.659%)	$80,315	185.2%
Depreciation and amortization expense	(19,749)		(0.394%)	(11,648)		(0.714%)	$8,101	69.5%
Interest income	493		0.010%	123		0.008%	$370	300.8%
Interest expense	(5,073)		(0.101%)	(1,713)		(0.105%)	$3,360	196.1%
Other income, net	7,036		0.140%	—		—%	$7,036	—%
Unrealized losses on foreign exchange	(3,170)		(0.063%)	(785)		(0.048%)	$2,385	303.8%
Net income before provision for income taxes	$96,846		1.932%	$16,262		0.997%	$80,584	495.5%

Performance Metrics:
Gold ounces sold	724,000			380,000			344,000	90.5%
Silver ounces sold	23,534,000			12,678,000			10,856,000	85.6%
Number of new customers	458,400			1,020,300			(561,900)	(55.1%)
Number of active customers	622,400			410,700			211,700	51.5%
Number of total customers	4,654,400			4,087,100			567,300	13.9%
DTC ticket volume from new customers	276,208			128,317			147,891	115.3%
DTC ticket volume from pre-existing customers	736,870			407,236			329,634	80.9%
DTC total ticket volume	1,013,078			535,553			477,525	89.2%
DTC average order value	$4,970			$3,080			$1,890	61.4%
JMB average order value	$2,811			$2,077			$734	35.3%

(a)
Includes inter-segment sales; see Note 19 for further information.

Revenues — Direct-to-Consumer

in thousands, except performance metrics
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$2,558,714	100.000%	$574,089	100.000%	$1,984,625	345.7%
Performance Metrics:
Gold ounces sold	274,000		134,000		140,000	104.5%
Silver ounces sold	13,335,000		3,771,000		9,564,000	253.6%
Number of new customers	292,900		899,600		(606,700)	(67.4%)
Number of active customers	246,000		140,700		105,300	74.8%
Number of total customers	4,654,400		4,087,100		567,300	13.9%
DTC ticket volume from new customers	138,951		45,280		93,671	206.9%
DTC ticket volume from pre-existing customers	317,890		142,491		175,399	123.1%
DTC total ticket volume	456,841		187,771		269,070	143.3%
DTC average order value	$5,618		$3,084		$2,534	82.2%
JMB average order value	$3,056		$1,994		$1,062	53.3%

Revenues for the three months ended March 31, 2026 increased $1.985 billion, or 345.7%, to $2.559 billion from $574.1 million in 2025. The increase in revenue was due to an increase in gold and silver ounces sold and higher average selling prices of gold and silver. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025, AMS in April 2025, and Monex in January 2026.

Gold ounces sold for the three months ended March 31, 2026 increased 140,000 ounces, or 104.5%, to 274,000 ounces from 134,000 ounces in 2025. Silver ounces sold for the three months ended March 31, 2026 increased 9,564,000 ounces, or 253.6%, to 13,335,000 ounces from 3,771,000 ounces in 2025.

On average, selling prices for gold increased by 66.4% and selling prices for silver increased by 153.2% during the three months ended March 31, 2026 as compared to the prior year.

The number of new customers for the three months ended March 31, 2026 decreased 606,700, or 67.4% to 292,900 from 899,600 in 2025. The number of active customers for the three months ended March 31, 2026 increased 105,300, or 74.8% to 246,000 from 140,700 in 2025. The number of total customers as of March 31, 2026 increased 567,300, or 13.9% to 4,654,400 from 4,087,100 as of March 31, 2025. These changes in customer-based metrics were primarily due to the acquisitions of Pinehurst and SGI in February 2025, AMS in April 2025, and Monex in January 2026, as well as JMB's activity.

As of March 31, 2026, the number of total CyberMetals customers was 41,300, and CyberMetals customer assets under management were $20.1 million.

For the three months ended March 31, 2026, the Direct-to-Consumer ticket volume related to new customers increased by 93,671 tickets, or 206.9%, to 138,951 tickets from 45,280 tickets in 2025. For the three months ended March 31, 2026, Direct-to-Consumer ticket volume related to pre-existing customers increased by 175,399 tickets, or 123.1%, to 317,890 tickets from 142,491 tickets in 2025. For the three months ended March 31, 2026, the Direct-to-Consumer total ticket volume increased by 269,070 tickets, or 143.3%, to 456,841 tickets from 187,771 tickets in 2025. These changes in ticket volumes were primarily due to the acquisitions of Pinehurst in February 2025 and AMS in April 2025, as well as JMB's activity.

For the three months ended March 31, 2026, the Direct-to-Consumer average order value increased by $2,534, or 82.2%, to $5,618 from $3,084 in 2025.

in thousands, except performance metrics
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$5,011,543	100.000%	$1,631,201	100.000%	$3,380,342	207.2%
Performance Metrics:
Gold ounces sold	724,000		380,000		344,000	90.5%
Silver ounces sold	23,534,000		12,678,000		10,856,000	85.6%
Number of new customers	458,400		1,020,300		(561,900)	(55.1%)
Number of active customers	622,400		410,700		211,700	51.5%
Number of total customers	4,654,400		4,087,100		567,300	13.9%
DTC ticket volume from new customers	276,208		128,317		147,891	115.3%
DTC ticket volume from pre-existing customers	736,870		407,236		329,634	80.9%
DTC total ticket volume	1,013,078		535,553		477,525	89.2%
DTC average order value	$4,970		$3,080		$1,890	61.4%
JMB average order value	$2,811		$2,077		$734	35.3%

Revenues for the nine months ended March 31, 2026 increased $3.380 billion, or 207.2%, to $5.012 billion from $1.631 billion in 2025. The increase in revenue was due to an increase in gold and silver ounces sold and higher average selling prices of gold and silver. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025, AMS in April 2025, and Monex in January 2026.

Gold ounces sold for the nine months ended March 31, 2026 increased 344,000 ounces, or 90.5%, to 724,000 ounces from 380,000 ounces in 2025. Silver ounces sold for the nine months ended March 31, 2026 increased 10,856,000 ounces, or 85.6%, to 23,534,000 ounces from 12,678,000 ounces in 2025.

On average, selling prices for gold increased by 49.8% and selling prices for silver increased by 116.1% during the nine months ended March 31, 2026 as compared to the prior year.

The number of new customers for the nine months ended March 31, 2026 decreased 561,900, or 55.1%, to 458,400 from 1,020,300 in 2025. The number of active customers for the nine months ended March 31, 2026 increased 211,700, or 51.5% to 622,400 from 410,700 in 2025. The number of total customers as of March 31, 2026 increased 567,300, or 13.9% to 4,654,400 from 4,087,100 as of March 31, 2025. These changes in customer-based metrics were primarily due to the acquisitions of Pinehurst and SGI in February 2025, AMS in April 2025, and Monex in January 2026, as well as JMB's activity.

As of March 31, 2026, the number of total CyberMetals customers was 41,300, and CyberMetals customer assets under management were $20.1 million.

For the nine months ended March 31, 2026, the Direct-to-Consumer ticket volume related to new customers increased by 147,891 tickets, or 115.3%, to 276,208 tickets from 128,317 tickets in 2025. For the nine months ended March 31, 2026, Direct-to-Consumer ticket volume related to pre-existing customers increased by 329,634 tickets, or 80.9%, to 736,870 tickets from 407,236 tickets in 2025. For the nine months ended March 31, 2026, the Direct-to-Consumer total ticket volume increased by 477,525 tickets, or 89.2%, to 1,013,078 tickets from 535,553 tickets in 2025. These changes in ticket volumes were primarily due to the acquisitions of Pinehurst in February 2025 and AMS in April 2025, as well as JMB's activity.

For the nine months ended March 31, 2026, the Direct-to-Consumer average order value increased by $1,890, or 61.4%, to $4,970 from $3,080 in 2025.

Gross Profit — Direct-to-Consumer

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$117,785	4.603%	$25,165	4.383%	$92,620	368.1%

Gross profit for the three months ended March 31, 2026 increased by $92.6 million, or 368.1%, to $117.8 million from $25.2 million in 2025. The increase in gross profit was primarily driven by JMB, AMS, SGB, and Monex. SGI, Pinehurst, AMS, and Monex, were not fully included in the same year-ago period as these were not consolidated subsidiaries for the full period.

For the three months ended March 31, 2026, the Direct-to-Consumer segment's profit margin percentage increased by 22.0 basis points to 4.603% from 4.383% in 2025. The increase in the gross profit margin percentage was primarily due to higher gross profit margins from AMS, JMB, Goldline, Monex and SGI, partially offset by lower gross profit margins from SGB.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$240,990	4.809%	$73,651	4.515%	$167,339	227.2%

Gross profit for the nine months ended March 31, 2026 increased by $167.3 million, or 227.2%, to $241.0 million from $73.7 million in 2025. The increase in gross profit was primarily driven by JMB, AMS, SGB, SGI, and Monex. SGI, Pinehurst, AMS, and Monex, were not fully included in the same year-ago period as these were not consolidated subsidiaries for the full period.

For the nine months ended March 31, 2026, the Direct-to-Consumer segment's profit margin percentage increased by 29.4 basis points to 4.809% from 4.515% in 2025. The increase in the gross profit margin percentage was primarily due to higher gross profit margin percentages of SGI, AMS, Monex, and Pinehurst, partially offset by lower gross profit margins from SGB.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(48,045)	(1.878%)	$(15,717)	(2.738%)	$32,328	205.7%

Selling, general and administrative expenses for the three months ended March 31, 2026 increased $32.3 million, or 205.7%, to $48.0 million from $15.7 million in 2025. The change was primarily due to: (i) an increase in compensation expense (including performance-based accruals) of $17.8 million, (ii) an increase in advertising costs of $6.8 million, (iii) higher consulting and professional fees of $2.5 million, (iv) an increase in bank service and credit card fees of $1.8 million, (v) an increase in insurance costs of $1.0 million, and (vi) an increase in facilities expenses of $0.7 million. Selling, general and administrative expenses for the three months ended March 31, 2026 included $28.0 million of expenses incurred by SGI, Pinehurst, AMS, and Monex, which were not fully included in the same year-ago period, as they were not consolidated subsidiaries for the full period. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $4.3 million from the prior year period.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(123,681)	(2.468%)	$(43,366)	(2.659%)	$80,315	185.2%

Selling, general, and administrative expenses for the nine months ended March 31, 2026 increased $80.3 million, or 185.2%, to $123.7 million from $43.4 million in 2025. The change was primarily due to: (i) an increase in compensation expense of $47.7 million, (ii) an increase in advertising costs of $14.3 million, (iii) higher consulting and professional fees of $6.8 million, (iv) an increase in bank service and credit card fees of $4.2 million, (v) an increase in facilities expenses of $2.0 million, (vi) an increase in insurance costs of $1.9 million, and (vii) an increase in information technology costs of $0.4 million. Selling, general and administrative expenses for the nine months ended March 31, 2026 included $75.1 million of expenses incurred by SGI, Pinehurst, AMS, and Monex, which were not fully included in the same year-ago period, as they were not consolidated subsidiaries for the full period. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $5.2 million from the prior year period.

Depreciation and Amortization Expense — Direct-to-Consumer

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(7,776)	(0.304%)	$(3,912)	(0.681%)	$3,864	98.8%

Depreciation and amortization expense for the three months ended March 31, 2026, increased $3.9 million, or 98.8%, to $7.8 million from $3.9 million in 2025 primarily due to an increase in amortization expense of $4.6 million relating to intangible assets acquired through our acquisitions of SGI, AMS, and Monex, and an increase in depreciation expense of $0.8 million due to an increase in capital expenditures, partially offset by a $1.6 million decrease in intangible asset amortization expense related to JMB and SGB.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(19,749)	(0.394%)	$(11,648)	(0.714%)	$8,101	69.5%

Depreciation and amortization expense for the nine months ended March 31, 2026, increased $8.1 million, or 69.5%, to $19.7 million from $11.6 million in 2025 primarily due to an increase in amortization expense of $10.5 million relating to intangible assets acquired through our acquisitions of SGI, AMS, and Monex, and an increase in depreciation expense of $2.7 million due to an increase in capital expenditures, partially offset by a $5.2 million decrease in intangible asset amortization expense related to JMB and SGB.

Interest expense — Direct-to-Consumer

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(4,056)	(0.159%)	$(532)	(0.093%)	$3,524	662.4%

Interest expense for the three months ended March 31, 2026 increased $3.5 million to $4.1 million from $0.5 million in 2025. The increase was primarily related to higher interest and fees related to product financing arrangements due to higher interest rates and higher overall borrowings.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(5,073)	(0.101%)	$(1,713)	(0.105%)	$3,360	196.1%

Interest expense for the nine months ended March 31, 2026 increased $3.4 million to $5.1 million from $1.7 million in 2025. The increase was primarily related to higher interest and fees related to product financing arrangements due to higher interest rates and higher overall borrowings.

Other Income, Net— Direct-to-Consumer

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$4,572	0.179%	$—	—%	$4,572	—%

Other income, net for the three months ended March 31, 2026 increased $4.6 million to $4.6 million from $0.0 million in 2025. The increase was primarily due to contingent consideration fair value adjustments related to our acquisition of Monex.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$7,036	0.140%	$—	—%	$7,036	—%

Other income, net for the nine months ended March 31, 2026 increased $7.0 million to $7.0 million from $0.0 million in 2025. The increase was primarily due to contingent consideration fair value adjustments related to our acquisitions of Monex and AMS.

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

Overview of Results of Operations for the Three Months Ended March 31, 2026 and 2025

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

Three Months Ended March 31,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$3,161	100.000%	$2,614	100.000%	$547	20.9%
Interest expense	(1,560)	(49.351%)	(1,378)	(52.716%)	$182	13.2%
Selling, general, and administrative expenses	(332)	(10.503%)	(262)	(10.023%)	$70	26.7%
Earnings from equity method investments	56	1.772%	42	1.607%	$14	33.3%
Other income, net	2	0.063%	34	1.301%	$(32)	(94.1%)
Net income before provision for income taxes	$1,327	41.980%	$1,050	40.168%	$277	26.4%

Performance Metric:
Number of secured loans at period end	337		491		(154)	(31.4%)

Overview of Results of Operations for the Nine Months Ended March 31, 2026 and 2025

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

in thousands, except performance metrics
Nine Months Ended March 31,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$8,460	100.000%	$8,260	100.000%	$200	2.4%
Interest expense	(4,413)	(52.163%)	(4,992)	(60.436%)	$(579)	(11.6%)
Selling, general, and administrative expenses	(964)	(11.395%)	(842)	(10.194%)	$122	14.5%
Depreciation and amortization expense	—	—%	(4)	(0.048%)	$4	100.0%
Earnings from equity method investments	133	1.572%	118	1.429%	$15	12.7%
Other income, net	2	0.024%	760	9.201%	$(758)	(99.7%)
Net income before provision for income taxes	$3,218	38.038%	$3,300	39.952%	$(82)	(2.5%)

Performance Metric:
Number of secured loans at period end	337		491		(154)	(31.4%)

Interest Income — Secured Lending

in thousands, except performance metric
Three Months Ended March 31,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$3,161	100.000%	$2,614	100.000%	$547	20.9%
Performance Metric
Number of secured loans at period-end	337		491		(154)	(31.4%)

Interest income for the three months ended March 31, 2026 increased $0.5 million, or 20.9%, to $3.2 million from $2.6 million in 2025. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 154, or 31.4%, to 337 from 491 as of March 31, 2025.

in thousands, except performance metric
Nine Months Ended March 31,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$8,460	100.000%	$8,260	100.000%	$200	2.4%
Performance Metric
Number of secured loans at period-end	337		491		(154)	(31.4%)

Interest income for the nine months ended March 31, 2026 increased $0.2 million, or 2.4%, to $8.5 million from $8.3 million in 2025. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 154, or 31.4% to 337 from 491 as of March 31, 2025.

Interest Expense — Secured Lending

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(1,560)	(49.351%)	$(1,378)	(52.716%)	$182	13.2%

Interest expense for the three months ended March 31, 2026 increased $0.2 million, or 13.2%, to $1.6 million from $1.4 million in 2025. The change was not significant.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(4,413)	(52.163%)	$(4,992)	(60.436%)	$(579)	(11.6%)

Interest expense for the nine months ended March 31, 2026 decreased $0.6 million, or 11.6%, to $4.4 million from $5.0 million in 2025. The change was primarily due to a decrease of $0.4 million in connection with our Trading Credit Facility.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Three Months Ended March 31,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(332)	(10.503%)	$(262)	(10.023%)	$70	26.7%

Selling, general, and administrative expenses for the three months ended March 31, 2026 increased $0.1 million, or 26.7%, to $0.3 million from $0.3 million in 2025. The change in selling, general, and administrative expenses was not significant.

in thousands
Nine Months Ended March 31,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(964)	(11.395%)	$(842)	(10.194%)	$122	14.5%

Selling, general, and administrative expenses for the nine months ended March 31, 2026 increased $0.1 million, or 14.5%, to $1.0 million from $0.8 million in 2025. The change in selling, general, and administrative expenses was not significant.

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

See below for the reconciliation of this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements (in thousands):

Three Months Ended March 31,	2026	2025	Change
	$	$	$	%
Net income (loss) before provision for income taxes	$81,753	$(9,939)	$91,692	922.5%
Adjustments:
Remeasurement loss on pre-existing equity interests	—	7,043	$(7,043)	(100.0%)
Contingent consideration fair value adjustment	(4,436)	(1,000)	$3,436	343.6%
Acquisition costs	378	4,649	$(4,271)	(91.9%)
Amortization of acquired intangibles	6,975	4,004	$2,971	74.2%
Depreciation expense	2,441	992	$1,449	146.1%
Adjusted net income before provision for income taxes (non-GAAP)	$87,111	$5,749	$81,362	1,415.2%

Nine Months Ended March 31,	2026	2025	Change
	$	$	$	%
Net income before provision for income taxes	$97,219	$8,250	$88,969	1,078.4%
Adjustments:
Remeasurement loss on pre-existing equity interests	—	7,043	$(7,043)	(100.0%)
Contingent consideration fair value adjustment	(7,217)	(1,130)	$6,087	538.7%
Acquisition costs	560	5,389	$(4,829)	(89.6%)
Amortization of acquired intangibles	17,358	11,658	$5,700	48.9%
Depreciation expense	7,279	2,686	$4,593	171.0%
Adjusted net income before provision for income taxes (non-GAAP)	$115,199	$33,896	$81,303	239.9%

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

Contingent consideration fair value adjustments. Upon our acquisitions of LPM, Pinehurst, AMS, and Monex, we recognized contingent consideration liabilities representing the amount we expect to pay in connection with the achievement of certain financial and performance targets. We remeasure these liabilities each reporting period, with the resulting changes recorded as other income and expense in the Company’s condensed consolidated statements of income. We exclude these fair value adjustments when we evaluate our core operating performance and to facilitate comparison of period-to-period operating performance. See Note 3 to the Company's condensed consolidated financial statements for additional information.

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

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the condensed consolidated statement of cash flows. Below is the reconciliation of net cash provided by or used in operating activities to EBITDA (in thousands):

Three Months Ended March 31,	2026	2025	Change
Reconciliation of Net Income (Loss) to EBITDA:	$	$	$	%
Net income (loss)	$64,037	$(8,708)	$72,745	835.4%
Adjustments:
Interest income	(6,817)	(6,722)	$95	1.4%
Interest expense	19,030	12,951	$6,079	46.9%
Amortization of acquired intangibles	6,975	4,004	$2,971	74.2%
Depreciation expense	2,441	992	$1,449	146.1%
Income tax expense (benefit)	17,716	(1,231)	$18,947	1,539.2%
	39,345	9,994	$29,351	293.7%

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$103,382	$1,286	$102,096	7,939.0%

Reconciliation of Operating Cash Flows to EBITDA:
Net cash provided by operating activities	$235	$102,839	$(102,604)	(99.8%)
Changes in operating working capital	70,603	(99,355)	$169,958	171.1%
Interest expense	19,030	12,951	$6,079	46.9%
Interest income	(6,817)	(6,722)	$95	1.4%
Income tax expense (benefit)	17,716	(1,231)	$18,947	1,539.2%
Earnings (losses) from equity method investments	2,253	(222)	$2,475	1,114.9%
Remeasurement loss on pre-existing equity interests	—	(7,043)	$(7,043)	(100.0%)
Share-based compensation	(505)	(349)	$156	44.7%
Amortization of loan cost	(1,128)	(1,166)	$(38)	(3.3%)
Other	1,995	1,584	$411	25.9%
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$103,382	$1,286	$102,096	7,939.0%

Cash Flow Data:
Net cash provided by operating activities	$235	$102,839	$(102,604)	(99.8%)
Net cash used in investing activities	$(24,089)	$(53,960)	$(29,871)	(55.4%)
Net cash provided by financing activities	$15,411	$27,698	$(12,287)	(44.4%)

Nine Months Ended March 31,	2026	2025	Change
Reconciliation of Net Income to EBITDA:	$	$	$	%
Net income	$76,594	$5,684	$70,910	1,247.5%
Adjustments:
Interest income	(18,177)	(20,603)	$(2,426)	(11.8%)
Interest expense	47,883	33,301	$14,582	43.8%
Amortization of acquired intangibles	17,358	11,658	$5,700	48.9%
Depreciation expense	7,279	2,686	$4,593	171.0%
Income tax expense	20,625	2,566	$18,059	703.8%
	74,968	29,608	$45,360	153.2%

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$151,562	$35,292	$116,270	329.5%

Reconciliation of Operating Cash Flows to EBITDA:
Net cash provided by operating activities	$153,030	$85,381	$67,649	79.2%
Changes in operating working capital	(50,761)	(54,224)	$(3,463)	(6.4%)
Interest expense	47,883	33,301	$14,582	43.8%
Interest income	(18,177)	(20,603)	$(2,426)	(11.8%)
Income tax expense	20,625	2,566	$18,059	703.8%
Earnings (losses) from equity method investments	2,354	(2,054)	$4,408	214.6%
Remeasurement loss on pre-existing equity interests	—	(7,043)	$(7,043)	(100.0%)
Share-based compensation	(1,343)	(976)	$367	37.6%
Amortization of loan cost	(3,891)	(2,846)	$1,045	36.7%
Other	1,842	1,790	$52	2.9%
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$151,562	$35,292	$116,270	329.5%

Cash Flow Data:
Net cash provided by operating activities	$153,030	$85,381	$67,649	79.2%
Net cash used in investing activities	$(63,645)	$(43,461)	$20,184	46.4%
Net cash (used in) provided by financing activities	$(23,519)	$23,789	$(47,308)	(198.9%)

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability of cash for the Company to meet all of our cash needs. Our sources of liquidity principally include cash from operations, Trading Credit Facility (see “Lines of Credit” below), precious metals leases, and product financing arrangements.

A substantial portion of our assets are liquid. As of March 31, 2026, approximately 87% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements, liabilities on borrowed metals, and precious metals leases. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

Lines of Credit

in thousands
	March 31, 2026	June 30, 2025	Change
Lines of credit	$98,000	$345,000	$(247,000)

Effective December 21, 2021, the Company entered into a committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of March 31, 2026, the Trading Credit Facility provided the Company with access up to $427.5 million and has a maturity date of September 30, 2027. (See Note 15.)

The Company routinely uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses the funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	March 31, 2026	June 30, 2025	Change
Notes payable — short-term	$4,000	$3,994	$6
Notes payable — long-term	3,317	3,349	(32)
	$7,317	$7,343	$(26)

In April 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. In March 2024, the expiration date for the CCP Note was amended to expire on April 1, 2026 and may be extended by mutual agreement. As of March 31, 2026 and June 30, 2025 the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million. See Note 14 to the Company's condensed consolidated financial statements.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of March 31, 2026, the dividend was paid in full, including a dividend paid to the Company from SGB in September 2024 of $7.5 million.

In February 2025 in connection with the acquisition of Pinehurst, the Company assumed a promissory note with the former majority owner of Pinehurst for $3.1 million. This promissory note has a maturity date of August 1, 2026 and bears interest at a rate of 5% per annum. As of March 31, 2026, the outstanding principal balance of this promissory note was $3.1 million.

Liabilities on Borrowed Metals and Precious Metals Leases

in thousands
	March 31, 2026	June 30, 2025	Change
Liabilities on borrowed metals	$916,696	$46,051	$870,645

Precious metals leases	$716,408	$246,540	$469,868

We borrow precious metals from our suppliers and customers under short-term arrangements using other precious metal from our inventory or precious metals held under financing arrangements as collateral. Amounts under these arrangements require repayment either in the form of precious metals or cash. Liabilities also arise from metal positions held by customers in our inventory. Typically, these positions are due on demand, in a specified physical form, based on the total ounces of metal held in the position.

We also lease precious metals from our suppliers and customers under short-term arrangements, in which the lease terms and interest rates are established at lease inception. Precious metals leases are included in deferred revenue and other advances on the condensed consolidated balance sheet. Amounts under these arrangements may be settled in precious metals or cash.

Product Financing Arrangements

in thousands
	March 31, 2026	June 30, 2025	Change
Product financing arrangements	$609,732	$484,733	$124,999

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

Secured Loans Receivable

in thousands
	March 31, 2026	June 30, 2025	Change
Secured loans receivable	$126,034	$94,037	$31,997

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

Dividends

The Company’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors. Below is a summary of dividends paid to stockholders in the nine months ended March 31, 2026.

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
•
On February 2, 2026, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on February 20, 2026. The dividend was paid on March 4, 2026 and totaled $5.7 million.

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

The following summarizes components of our condensed consolidated statements of cash flows (in thousands):

Nine months Ended	March 31, 2026	March 31, 2025	Change
Net cash provided by operating activities	$153,030	$85,381	$67,649
Net cash used in investing activities	$(63,645)	$(43,461)	$20,184
Net cash (used in) provided by financing activities	$(23,519)	$23,789	$(47,308)

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities provided $153.0 million and provided $85.4 million in cash for the nine months ended March 31, 2026 and 2025, respectively, representing a $67.6 million change compared to the nine months ended March 31, 2025. The period over period change was primarily due to net changes in working capital, which includes inventories, derivative assets and liabilities, deferred revenue and other advances, receivables, net, liabilities on borrowed metals, and accounts payable and other payables, as well as an increase in net income adjusted for noncash items.

Net Cash Flows From Investing Activities

Investing activities used $63.6 million and used $43.5 million in cash for the nine months ended March 31, 2026 and 2025, respectively, representing a $20.2 million change compared to the nine months ended March 31, 2025. This period over period change was primarily due to: (i) higher outflows of $58.5 million associated with the secured loans receivables in the current period, (ii) a $6.4 million increase in purchases of long-term investments, and (iii) a $2.4 million increase in capital expenditures for property, plant and equipment. These increases in cash outflows were partially offset by a decrease in cash used in acquisitions of businesses of $49.7 million which is due to the acquisitions of SGI and Pinehurst in February 2025 and Monex in January 2026.

Net Cash Flows From Financing Activities

Financing activities used $23.5 million and provided $23.8 million in cash for the nine months ended March 31, 2026 and 2025, respectively, representing a $47.3 million change compared to the nine months ended March 31, 2025. This period over period change was primarily due to: (i) a decrease in cash provided from our net borrowings and repayments of $312.0 million under our Trading Credit Facility and (ii) an increase in dividends paid of $1.7 million, partially offset by (iii) an increase in cash provided of $137.9 million related to our product financing arrangements, (iv) a $117.6 million increase in proceeds from the issuance of common stock to Tether, (v) a reduction of $8.4 million in repayments of notes payable to a related party, (vi) reduced outflows of $5.1 million from the decrease in repurchases of our common stock, and (vii) a $1.5 million decrease of debt funding issuance costs.

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

The Company’s net gains and losses on derivative instruments totaled losses of $435.7 million and losses of $94.2 million for the three months ended March 31, 2026 and 2025, respectively, and losses of $75.2 million and losses of $105.7 million, for the nine months ended March 31, 2026 and 2025, respectively. These were substantially offset by the changes in fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the condensed consolidated statements of income.

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

	March 31, 2026	June 30, 2025
Inventories	$2,766,561	$1,279,545

Less unhedgeable inventories:
Collectible coin inventory, held at lower of cost or net realizable value	(102,663)	(68,193)
Premium on metals position	(12,782)	(35,295)
Precious metal value not hedged	(115,445)	(103,488)

Commitments at market:
Open inventory purchase commitments	1,298,228	1,149,622
Open inventory sales commitments	(1,330,402)	(521,442)
Margin sales commitments	(42,818)	(27,446)
In-transit inventory no longer subject to market risk	(54,351)	(18,801)
Unhedgeable premiums on open commitment positions	3,764	10,345
Borrowed precious metals	(916,696)	(46,051)
Product financing arrangements	(609,732)	(484,733)
Advances on industrial metals	614	584
	(1,651,393)	62,078

Precious metal subject to price risk	999,723	1,238,135

Precious metal subject to derivative financial instruments:
Precious metals forward contracts at market values	306,625	927,990
Precious metals futures contracts at market values	684,018	310,645
Total market value of derivative financial instruments	990,643	1,238,635

Net precious metals subject to commodity price risk	$9,080	$(500)

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of March 31, 2026, we believe our risk of counterparty default is mitigated based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

We had the following outstanding sale and purchase commitments and open forward and futures contracts, which are normal and recurring, in nature (in thousands):

	March 31, 2026	June 30, 2025
Purchase commitments	$1,298,228	$1,149,622
Sales commitments	$(1,330,402)	$(521,442)
Margin sales commitments	$(42,818)	$(27,446)
Open forward contracts	$306,625	$927,990
Open futures contracts	$684,018	$310,645
Foreign exchange forward contracts	$11,998	$6,618

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program, which since has been amended to authorize the Company to purchase up to 2.0 million shares of its common stock as of March 31, 2026. As of March 31, 2026, 1,321,003 shares had been repurchased and 678,997 shares remain authorized for repurchase under the program. In April 2026, the Company's board of directors further amended the share repurchase program to authorize repurchases of an additional 1,321,003 shares, resulting in a total 2.0 million shares authorized for future repurchases.

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

We did not repurchase any shares during the quarter ended March 31, 2026.

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

GOLD.COM, INC.

Date:	May 8, 2026	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2026	By:	/s/ Cary Dickson
Cary Dickson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)