Form 10-K
period 2026-06-30
Gold.com, Inc.
filed 2026-09-10
CIK 1591588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on December 31, 2025, based upon the closing price of Common Stock on such date as reported by the New York Stock Exchange was $639.1 million. Shares of common stock known to be beneficially owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

As of August 28, 2026, the registrant had 29,154,756 shares of common stock, par value $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders, scheduled to be held on November 12, 2026, are incorporated into Part III.

GOLD.COM, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2026

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Gold.com, Inc. also referred to (together with its subsidiaries) as "we", "us", the "Company", and "Gold.com", is a fully integrated precious metals company that offers an array of gold, silver, platinum, palladium, and copper bullion, numismatic coins, and related products to wholesale and retail customers via a portfolio of channels. The Company conducts its operations through three complementary segments:

•
Wholesale Sales & Ancillary Services operates as a wholesaler of gold, silver, platinum, and palladium bullion and related products, including bars, wafers, grain, and coins. Wholesale Sales & Ancillary Services also provides customized financing programs, secure storage, and turn-key logistics services. The Company also owns two mints as well as distributes gold and silver coins and bars from sovereign and private mints.
•
Direct-to-Consumer sells precious metals to domestic and international retail customers through its consumer-facing subsidiaries.
•
Secured Lending offers liquidity to customers by originating and acquiring commercial loans collateralized by bullion, numismatic coins, and graded sports cards.

Gold.com believes it has one of the largest customer bases in each of its markets and provides one of the most comprehensive offerings of products and services in the precious metals trading industry. Our global customer base, spanning four continents, includes mints, manufacturers and fabricators, refiners, coin and bullion dealers, e-commerce retailers, banks and other financial institutions, commodity brokerage houses, industrial users of precious metals, investors, collectors, and retail customers.

We believe our businesses largely function independently of the price movement of the underlying commodities. However, factors such as global economic activity or uncertainty and inflationary trends, which affect market volatility, have the potential to impact demand, supply, volumes, and margins.

History

Gold.com was founded in 1965 as A-Mark Precious Metals, Inc. and has grown into a significant participant in the bullion and coin market. Over the years, the Company has been steadily expanding its products and services. In 1986, the Company became an authorized purchaser of gold and silver bullion coins struck by the United States Mint. Similar arrangements with other sovereign mints followed, so that by the early 1990s, the Company had (and continues to have) relationships with all major sovereign mints offering bullion coins and bars internationally. In 2005, 80% of the Company was acquired by Spectrum Group International, Inc., which acquired the balance of the Company in 2011. In 2014, the Company was then spun-off and became a publicly traded company.

The Company began to develop a range of ancillary services in 2015 that has since grown to include, among others, A-M Global Logistics, LLC (“AMGL”), our Las Vegas based precious metals depository and distribution center, which is complemented by a second facility in proximity to the Dallas Fort Worth International Airport. Through the Company’s AM&ST Associates, LLC (“AMST”) subsidiary, the Company acquired full ownership of Silver Towne Mint in 2021.

The Company's transition to a vertically integrated precious metals company began with the 2017 acquisition of Goldline, Inc. and continued with its foundational acquisition in 2021 of the remaining equity interests in JM Bullion, Inc. it did not own at the time.

The Company’s international operations have grown over the last several years through a series of organic investments and acquisitions to include Wholesale Sales and Direct-to-Consumer operations in Canada, Europe, as well as Asia, with a specific focus on Hong Kong and Singapore.

In February 2025, the Company acquired the successor company to Spectrum Group International, Inc., its former parent company and the owner of Stack’s Bowers Galleries and Spectrum Wine Auctions. This acquisition expanded the Company’s operations into the collectible coin and currency market and was followed by complementary acquisitions. (As used herein, and as the context may require, the term "SGI" refers to Spectrum Group International, Inc. and its successor company Spectrum Group International, LLC.)

In December 2025, the Company changed its name to Gold.com, and in January 2026 purchased Monex Deposit Company. The Company expanded its minting operations in April 2026 through the acquisition of the remaining equity interests of Sunshine Minting, Inc.

Competitive Advantages

Through strategic relationships with our customers and suppliers and vertical integration across our markets, we seek to grow our business volume, expand our presence in non-U.S. markets around the globe, and enlarge our offering of complementary products and services. We seek to continue our expansion by building on its strengths and what it perceives to be its competitive advantages. These include:

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
•
secure storage and turn-key logistics services for precious metals products;
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
•
the ability to design and fabricate proprietary precious metals products for customers;
•
the largest precious metals dealer network;
•
depository relationships in major financial centers around the world;
•
our global trading systems, coupled with experienced traders who also effectively manage Gold.com's exposure to commodity price risk; and
•
a strong management team, with over 100 years of collective industry experience.

Growth Strategy

As we pursue strategic growth, we are focused on:

•
Continuing to grow our consumer-facing brands—We own numerous unique direct-to-consumer brands and have partial ownership interests in additional consumer-facing brands. Each of these brands has a differentiated market positioning and target customer demographic, which allows us to tailor our merchandising, pricing, and advertising strategies to maximize the growth and profitability of each brand. We plan to continue to invest in the Direct-to-Consumer segment, to facilitate both the acquisition of new customers and the retention of our existing customers.
•
Cross-selling existing products and services to retail customers—As of June 30, 2026, we had approximately 4.7 million total retail customers and 0.8 million active retail customers. We believe there are continued opportunities to offer new products and services provided by Gold.com to this customer base, including new, proprietary minted precious metals products, secure storage and logistics.
•
Leveraging our minting capabilities to sell additional proprietary products—We have long-standing relationships with the United States Mint and other major international sovereign mints. We also own two mints: Silver Towne Mint and Sunshine Minting. We leverage our relationships with these mints to offer proprietary products to our wholesale and direct-to-consumer customers. The growth in our direct-to-consumer customer base allows us to increase the number of proprietary products we design, source, and ultimately sell.

•
Expanding our global footprint—We currently serve customers on four continents. Although the majority of our current sales are to customers located in the United States, in addition to acquiring a majority interest in LPM Group Limited ("LPM") in February 2024 and a controlling interest in Silver Gold Bull, Inc. ("SGB") in June 2024, we believe there is a meaningful opportunity to continue to expand our capabilities in order to offer additional products and services to customers in Canada, Europe, and Asia.
•
Leveraging technology to deliver new products and increased services to customers—We are dedicating significant time and resources to enhance our technology platform and capabilities across all aspects of our business. Certain of our Direct-to-Consumer businesses have deployed artificial intelligence ("AI") technologies to improve and expedite the customer service process and respond to customer requests. Business units across the Company are utilizing AI tools and features to improve and expedite marketing, operations, information technology, and merchandising functions. We continue to develop new digital products, including those that will allow customers to more easily buy, sell, and arrange for storage of physical metal products through mobile and digital interfaces. We also continue to improve our customer interfaces to allow more seamless order processing, better cross-selling of products and services across our business units, to increase our new customer targeting and acquisition strategies, and to further improve our fulfillment and inventorying capabilities.
•
Pursuing strategic investments and acquisitions—Since our initial investment in JMB in 2014, we have acquired Goldline, made minority investments in several additional consumer-facing precious metals retailers, acquired the entire equity interest in JMB, acquired new brands which we have fully integrated into JMB, acquired the entire equity interest in Silver Towne Mint, acquired LPM, acquired a controlling interest in SGB in June 2024, acquired SGI and the outstanding equity interests we did not previously own of Pinehurst Coin Exchange ("Pinehurst") and AMS Holding, LLC ("AMS"), and recently acquired Monex and the outstanding equity interests we did not previously own of Sunshine Minting. We intend to continue to evaluate new investment and acquisition opportunities that allow us to broaden our product offerings, allow us to better serve our existing customer base, enter new geographic regions and target new customer demographics.

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. See Note 19 to the Company’s consolidated financial statements for further information regarding our reportable segments.

Wholesale Sales & Ancillary Services

The Company operates through several business units that comprise the Wholesale Sales & Ancillary Services segment, including Wholesale Sales, Storage and Logistics, and Mint.

Wholesale Sales. We sell thousands of different products through our Wholesale Sales business, including gold and silver coins from around the world and gold, silver, platinum and palladium bars and ingots in a variety of weights, shapes, and sizes. Our customers include coin and bullion dealers, banks and other financial institutions, commodity brokerage houses, manufacturers, investors, investment advisors, and collectors who qualify as “eligible commercial entities” and “eligible contract participants,” as those terms are defined in the Commodity Exchange Act. We also sell gold, silver, platinum, and palladium to industrial and commercial users, including coin fabricators such as mints and industrial manufacturers, encompassing electronics and component parts companies and refiners.

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

Orders are taken telephonically and on an electronic trading platform that can be accessed by qualified wholesale customers at www.amark.com. Pricing is generally based on screen quotes for bullion transactions in the spot market, with two-day settlement, although special pricing and extended settlement terms are also available. Almost all customers take physical delivery of the precious metal. Product is shipped upon receipt of payment, except where the purchase is financed under credit arrangements between the Company and the customer. We have relationships with precious metal depositories around the world to facilitate shipment of product from our inventory to the customer, in many cases for next day delivery. Product may either be shipped to the customer's location or delivered to a depository or other storage facility designated by the customer. The Company also periodically loans metals to customers on a short-term consignment basis and may charge interest fees based on the value of the metals loaned.

We engage in commodity hedging as well as borrowing and lending transactions in support of our Wholesale Sales operations. We hedge the commodity risk on our inventory in order to protect us from market price fluctuations. We maintain relationships with major market-makers and multiple futures brokers in order to provide a variety of alternatives for our hedging needs. Our traders employ a combination of future and forward contracts to hedge our market exposure. Because we seek to substantially hedge our market exposure, we believe that our business largely functions independently of the price movements of the underlying commodities. Through our hedging activities, we may also earn contango yields, in which futures price are higher than the current spot prices, or backwardation yields, in which futures prices are lower than the spot prices. We also offer precious metals price quotes in a number of foreign currencies.

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

We promote and sell products and services to international markets through several strategic locations:

•
We previously marketed our goods and services to international markets through our A-Mark Trading AG (“AMTAG”) subsidiary, which operated an overseas office in Vienna, Austria since 2009. We decided to close our office in Vienna effective early fiscal 2027 and have begun the process to dissolve AMTAG. Marketing operations previously conducted in Vienna have been shifted to other company offices.
•
Through our subsidiary AM/LPM Ventures, LLC, we acquired LPM in 2024. LPM is one of Asia's largest precious metals dealers and serves as the Company's Asia headquarters. LPM has a large numismatics showroom in the heart of Hong Kong's Central Financial District.
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

Storage and Logistics. Through our A-M Global Logistics, LLC (“AMGL”) and Transcontinental Depository Services, LLC ("TDS") subsidiaries, we provide secured storage and logistics solutions for precious metals and numismatic coins for financial institutions, dealers, investors, and collectors worldwide. AMGL provides secure storage and comprehensive logistics solutions to our customers through our depository in Las Vegas, Nevada. Our AMGL facility, located in the Harry Reid International Airport, comprises approximately 25,000 square feet and utilizes autonomous processing to enhance operational efficiency and maintain premium quality control. TDS contracts on behalf of our clients with independent secure storage facilities in the United States, Canada, Europe, Singapore, and Hong Kong, for either fully segregated or allocated storage. TDS's marketing efforts are conducted both in conjunction with our trading operations and independently, including through its dedicated website www.tdsvaults.com. We also operate a 25,000 square foot storage facility in Texas near the Dallas Fort Worth International Airport through our Direct-to-Consumer subsidiary JM Bullion, Inc.

Minting and Refining. Through its wholly-owned subsidiary AM&ST Associates, LLC (“AMST”), the Company owns the minting operations of the Silver Towne Mint, which is an Indiana-based fabricator of silver bullion products. In April 2026, we acquired the remaining equity interests of Sunshine Minting, Inc. a leading domestic and global supplier of precious metal mint products with manufacturing facilities in Nevada, as well as a joint venture in Shanghai, China. These minting and refining operations allow us to provide a diverse product selection to our customers and greater pricing stability within the supply chain, and give us increased access to fabricated products during volatile market environments. Gold.com has leveraged the fabrication capabilities at these mints to introduce new custom products for individual customers.

Although the Company is the Silver Towne Mint’s primary customer, it also markets its products at www.silvertownemint.com. Sunshine Minting's products are marketed through its website, sunshineminting.com. Our minting operations are ISO 9000:2015 certified which allows all products produced to be accepted into individual retirement accounts.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), Spectrum Group International, LLC ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), AMS Holding, LLC ("AMS"), AM LPM Singapore PTE, Ltd, Monex Deposit Company ("Monex"), through its investment in Silver Gold Bull, Inc. ("SGB") and through its subsidiary Precious Metals Purchasing Partners, LLC ("PMPP"). The Company’s Direct-to-Consumer segment expands the Company’s distribution capabilities with a retail distribution channel. It diversifies the products and services offered to the Company’s retail customers by providing them access to the Company’s wider assortment of precious metal coins and bars, as well as AMGL's storage and logistics services and TDS’s storage and asset protection services.

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

JMB offers approximately 8,000 different products, measured by stock keeping units or SKUs, on its websites during a fiscal year. This number can vary over time, particularly when demand is high. As a service to its customers, JMB makes available for sale on its websites protective accessories for precious metal products, including acrylic coin holders and capsules, coin tubes and silver bar tubes.

JMB owns and operates numerous websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, CyberMetals.com, GoldPrice.org, SilverPrice.org, BGASC.com, BullionMax.com, and Gold.com. GoldPrice.org and SilverPrice.org publish data on precious metal and cryptocurrency pricing and generate leads for JMB's other websites.

Through JMB's CyberMetals online platform, customers can purchase and sell fractional shares of digital gold, silver, platinum, and palladium bars in a range of denominations. CyberMetals’ customers have the option to convert their digital holdings to fabricated precious metals products via an integrated redemption flow with JMB. These products may be designated for storage by the Company or shipped directly to the customer.

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

JMB utilizes an internally developed search engine optimization strategy to drive traffic to its websites, particularly to JMBullion.com. JMB also pays for placement on the major search engines and advertising platforms, including Google, Bing, Apple, and Facebook, employing internally developed strategies to reach a targeted audience and to optimize the cost effectiveness of paid for searches.

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

Through its website, SilverGoldBull.com, SGB offers a variety of products from gold, silver, platinum, and palladium in the form of bars, coins and rounds, as well as certified coins from mints around the world.

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

AMS

In April 2025, the Company continued the expansion of its footprint into the luxury precious metals market by acquiring the 90% of the outstanding equity interests of AMS it did not previously own. The Company had supplied bullion and related products to AMS for over ten years. The foundation of AMS brings together four decades of collector relationships with modern technology and compelling coin offerings that are sold through the GOVMINT brand. AMS has served over 500,000 customers in its history.

Monex

After decades of collaboration, in January 2026, we acquired Monex, one of the largest and most established direct-to-consumer precious metals dealers in the US. Monex was founded in 1987 and provides investors with access to gold, silver, platinum, and palladium through a full-service platform along with vault storage.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC, including its wholly-owned subsidiary, CFC Alternative Investments (“CAI”) (collectively “CFC”). CFC has been operating since fiscal year 2005. CAI is a party to a joint venture known as Collectible Card Partners, LLC (“CCP”), which was formed for the purpose of making commercial loans collateralized by graded sports cards.

CFC is a California licensed finance lender that, directly and through its subsidiaries, originates and acquires commercial loans secured by bullion, numismatic coins, and graded sports cards. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2026, the aggregate balance of CFC's secured loans was approximately $115.1 million which is comprised of approximately 2% of loans acquired from third-parties and approximately 98% of loans originated by CFC.

CFC previously owned AM Capital Funding, LLC ("AMCF"), which was a special purpose entity whose sole activity consisted of operating, owning, and financing precious metal inventory through the issuance of notes (the “AMCF Notes”). In December 2023, the AMCF Notes were repaid and AMCF was dissolved in June 2024.

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

All loans are fully secured by bullion, numismatic coins, graded sports cards, or other eligible alternative investment assets. TDS, on behalf of CFC, takes physical custody of the coins or bullion collateralizing the loans. CFC requires loan-to-value ("LTV") ratios of between 50% and 85%. LTV ratio refers to the principal amount of the loan divided by the liquidation value of the collateral, as conservatively estimated by CFC for numismatic loans and based on daily spot market prices for bullion loans. The LTV ratio varies with the nature of the collateral, with CFC allowing, for example, a higher LTV ratio for bullion than for rare coins. If, because of fluctuations in the market price of the pledged collateral, the LTV ratio on a loan increases above a prescribed maximum ratio, typically 85%, CFC can make a margin call on the loan. If the borrower does not meet the margin call, either by wiring payment or supplying additional collateral, CFC is authorized to sell the collateral, which it does through its affiliates. CFC has never experienced losses of principal on its loans.

Origination Activity. CFC's origination activities are complementary to the Company’s coin and bullion businesses and afford our customers a convenient means of financing their inventory or collections. CFC also attempts to leverage the worldwide storage capabilities of its TDS affiliate by offering clients TDS’s asset protection services in connection with the loans. CFC’s marketing efforts for its origination activity are conducted both in conjunction with the Company's trading operations, particularly with respect to dealers, and independently, including though its dedicated website www.cfcgoldloans.com. Interest rates on loans originated by CFC are determined based on current market conditions, borrower profile and type or mix of collateral. CFC also offers a variety of custom loan services to its origination clients, including renewal options, options to increase loan size, financing arrangements tailored to facilitate participation in numismatic auctions, and revolving loan arrangements. CFC services the loans that it originates.

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

Financing Activity. CFC has historically financed its loan origination and acquisition activity primarily through the Company's demand line of credit with a syndicate of several financial institutions.

Liquidity

Our business depends substantially on our ability to obtain financing for our operations. Sources of cash generated from operating activities include receipts from the sales of precious metals, and cash collected from interest payments on secured loans.

Sources of cash provided by financing activities are our uncommitted line of credit, fixed interest rate notes, and other structured financing products. The Company’s line of credit and other financing products provides it with the liquidity to buy and sell billions of dollars of precious metals annually. As of June 30, 2026, our uncommitted line of credit provided access up to $427.5 million with a maturity date of September 2027.

The Company also generates funds from product financing arrangements with customers, whereby the Company sells its inventory with an option to repurchase, and through precious metal borrowing and leasing arrangements.

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

Our precious metals inventories are subject to market value changes created by change in the underlying commodity price, as well as supply and demand of the individual products the Company trades. Our inventory is marked-to-market daily for accounting and financial reporting purposes, except for our collectible coin inventory that is accounted for at lower of cost or net realizable value. Our policy is to remain substantially hedged as to our inventory position and its individual sale and purchase commitments. We seek to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts.

Sales and Marketing

We market our products and services to our wholesale customers primarily through our offices in Costa Mesa, California, Hong Kong, and Singapore, our websites, and our dealer network, which we believe is the largest of its kind. Our dealer network consists of more than a thousand independent precious metal and coin companies, with whom we transact on a non-exclusive basis. The arrangements with the dealers vary, but generally the dealers acquire product from us for resale to their customers. In some instances, we deliver bullion to the dealers on a consignment basis. We also participate from time to time in trade shows and conventions, at which we promote our products and services. As a vertically integrated precious metals company, a key element of our marketing strategy is being able to cross-sell our products and services to customers within our various business units.

Our Direct-to-Consumer segment primarily markets its products over the internet through proprietary websites, using an internally developed search optimization strategy and paid placements with major search engines. Goldline reaches its retail customer base on television, radio, and the internet, as well as through customer service outreach.

We market our secured loan products and services to customers primarily through our proprietary websites, print advertising, and strategic partnerships.

Operational Support

The Wholesale Sales & Ancillary Services segment maintains administrative and operational support related to its trading, hedging, and finance product operations primarily at its offices in Costa Mesa, California, Hong Kong, and Singapore. We believe that our existing administrative and operational support infrastructure has the capacity to scale with our business activities. We store our inventories of bullion and numismatics at third-party depositories in major financial centers around the world and at our secured facilities in Las Vegas, Nevada and Dallas, Texas.

The Direct-to-Consumer segment maintains administrative and operational support at its offices in Dallas, Texas; Costa Mesa, Los Angeles, and Newport Beach, California; Eagan, Minnesota; Pinehurst, North Carolina; Calgary, Canada; and Singapore for originating and processing its retail operations. The Company's Trading, Finance, and Logistics business units provide supporting services such as hedging and order fulfillment.

The Secured Lending segment maintains administrative support at its headquarters in Costa Mesa, California for the processing of its originated loans, including billing, managing margin calls, and tracking of precious metal collateral. For the processing and administration of loans that are acquired from a third party (which may be a customer of the Company), customer invoices are typically processed by the originating dealer of the loan portfolio through a fee-based servicing arrangement. Collateral custody and security is managed by our Logistics business unit.

Customer Concentrations

For the year ended June 30, 2026, we had one customer that comprised more than 10% of our revenues. See Note 18 to the Company’s consolidated financial statements. The Company's largest customers generally are engaged with us in significant forward contract sales activity (as opposed to those customers with whom we principally have physical trading activity), which are entered into in order to hedge the Company's commodity holding risks, and not for speculative purposes.

Competition

Gold.com's activities cover a broad spectrum of the precious metals industry, with a concentration on the physical market. We service public, industrial, and private sector consumers of precious metals which include industrial manufacturers, refiners, minting facilities, banks, brokerage houses, and private investors. We frequently face different competitors in each area, and it is not uncommon for a customer and/or a supplier in one market segment to be a competitor in another.

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

Seasonality and Other Factors Influencing Demand

Our business is generally not seasonal, although demand in the retail market tends to be lower in the summer months. On the other hand, we believe our business is directly impacted by the perception of market trends and global economic activity. Historically, higher levels of demand for precious metals are brought on during periods of macroeconomic uncertainty, although conditions may fluctuate from period to period. Typically, factors that impact such uncertainty and correlate with a higher level of demand for precious metals include volatility in the equity markets, increases in rates of inflation, and the weakening of the U.S. dollar.

Compliance with Government Regulations

We are subject to a variety of domestic and foreign laws that relate particularly to our business. Because of the nature and value of the precious metal products in which we deal, we must be careful to assure compliance with the Foreign Corrupt Practices Act and a variety of anti-money laundering and know-your-customer rules in response to the USA Patriot Act, and similar foreign statutory regimes.

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

Human Capital

The efforts and expertise of our team members are critical to our success. We are devoted to the attraction, development, and retention of our employees, which enable us to deliver a high level of service to our customers. Because we have a small number of employees, and certain of our subsidiaries are geographically dispersed as a result of various acquisitions as well as from internal growth, our focus is on maintaining a relationship-based and collaborative work environment within each of our geographic locations. For the most part, our operating businesses are authorized to establish specific policies and practices concerning the attraction and retention of personnel in their organizations, addressing, among other things: maintaining a safe work environment for employees, customers and other business partners, offering competitive compensation and benefits to employees, and hiring practices intended to identify qualified candidates and promote diversity and inclusion in the workforce.

At the same time, we recognize the importance of “Tone at the Top”, and we have adopted company-wide corporate governance policies and procedures which emphasize accountability, transparency, fairness, and responsibility. Gold.com's senior management is responsible for establishing and monitoring our corporate governance practices, including monitoring governance efforts at each location, and participating in the resolution of governance-related issues as needed. Gold.com's Code of Business Conduct and Ethics emphasizes, among other things, the commitment to ethics and compliance with the law and provides basic standards for ethical and legal behavior of all its employees.

As of June 30, 2026, the Company had 1,355 employees, with 1,246 located in North America, 102 located in Asia, and 7 located in Europe; all except 52 of these employees were considered full-time employees. Our overall employee retention rate for the year ended June 30, 2026 was 84%; excluding our minting and refining and logistics operations, which hire largely in response to fluctuating business demands, our retention rate was 86%. For the companies we have owned for more than five years, the percentage of employees who have more than five years of service was 36%. For the companies we have owned and operated for less than five years, the percentage of employees who have continued their employment since the respective acquisition dates was 79%.

The Company is committed to supporting our employees’ financial, mental, and physical well-being. Across our various companies, we offer competitive pay and benefits, including annual short-term incentive awards and long-term equity awards, an employee savings 401(k) plan and company matching contributions, health insurance, disability insurance, life insurance, health savings and flexible spending accounts, wellness incentives, paid time off, family leave, parental leave, and employee assistance programs.

We provide equal employment opportunities to all qualified individuals without regard to race, color, religion, sex, gender identity, sexual orientation, pregnancy, age, national origin, physical or mental disability, military or veteran status, genetic information, or any other protected classification. Equal employment opportunity includes, but is not limited to, hiring, training, promotion, demotion, transfer, leaves of absence, and termination. The diversity of our workforce is essential, and we are committed to diversity and inclusion throughout the Company to ensure a wide range of experiences, perspectives, and skills to provide better solutions, drive innovation and creativity, and enhance decision making. As of June 30, 2026, approximately 35% of our employees identified as female, and 45% of our employees were made up of underrepresented minorities.

Corporate Information

Our executive offices are located at 1550 Scenic Ave, Suite 150, Costa Mesa, CA, 92626. Our telephone number is (844) 455-4653, and our website is www.gold.com. Through this website, we make available, free of charge, all of our filings with the Securities and Exchange Commission ("SEC"), including those under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Such reports are made available on the same day that they are electronically filed with, or furnished to, the SEC. In addition, copies of our Code of Business Conduct and Ethics for Employees, Code of Business Conduct and Ethics for Senior Financial and Other Officers, and Code of Business Conduct and Ethics for Directors are available through our website, along with other information regarding our corporate governance policies.

Geographic Information

See Note 19 to the Company’s consolidated financial statements for information about the Company's geographic operations.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

The following summary provides an overview of the material risks we are exposed to in the normal course of business. This risk factor summary does not contain all of the risk related information that may be important to you, and you should read these together with the more detailed discussion of risks set forth following this section, as well as elsewhere in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks beyond those summarized below, or discussed elsewhere in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future, or to the markets in which we currently operate or may in the future operate.

•
Preferences and perceptions regarding ownership of precious metals may change.
•
We may not be successful in responding to changing market realities, particularly in our direct-to-consumer business.
•
Our business is heavily dependent on our ability to obtain financing, and the failure to renew or replace our credit facility and other financing products could limit our ability to conduct our business and have other adverse consequences.
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
•
We are dependent on key management, particularly our CEO, Mr. Gregory Roberts.
•
We are dependent on our computer systems for executing trades and conducting our direct-to-consumer business, and breaches, damage and malfunctions affecting these systems could interrupt our ability to conduct our business.
•
We are incorporating AI technologies into our processes and these technologies may present business, compliance, and reputational risks.
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
•
We derive a significant portion of our business outside the United States, and are subject to the risk of foreign operations, particularly in the People's Republic of China as a result of our acquisition of LPM.
•
Tariffs that have recently been imposed or threatened may result in higher costs, reduce our margins, and if retaliatory tariffs were imposed in foreign jurisdictions, demand for our products in those jurisdictions may decline.
•
Our Wholesale Sales & Ancillary Services segment is dependent on our relationships with government mints.
•
Our mint operations are subject to the risk of catastrophic loss and other business interruptions.
•
Our Wholesale Sales & Ancillary Services segment is at times dependent on a concentrated customer base.
•
There is no assurance that our Stack’s Bowers Gallery auction business will obtain rights to auction major collections needed to make the business successful.
•
Because retail investors are more vulnerable to economic loss, we may experience claims of unfair business practices that could subject us to government enforcement actions.
•
Our Direct-to-Consumer segment is subject to intense competition from other online retailers, traditional coin stores and general online merchandisers.
•
Our strategy for growing our business includes acquisitions that may be unsuccessful.
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
•
Rules enacted in California and the European Union will require us to spend considerable time and resources on environmental reporting.
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

•
Members of our board and management own or represent owners of approximately 29% of our outstanding common stock, and acting together can exert substantial influence over matters submitted to stockholders for their vote.

Introductory Risks

The demand for our products and our profitability ultimately depend on preferences and perceptions regarding the desirability of owning precious metals, but those preferences and perceptions are subject to change.

While the Company operates at both the wholesale and direct-to-consumer levels, the demand for our products is dependent upon the perceptions and preferences in the global market regarding the ownership of precious metals and numismatics. These perceptions and preferences depend on a variety of factors, including world events (as discussed more fully below), business and economic conditions, inflationary and other currency related trends, the rise and attractiveness of cryptocurrencies and other digital assets and alternative investment opportunities. All such factors may change over time and as a consequence the results of our operations, profitability and stock price may vary over both the short and the long term.

We regularly seek to innovate and to anticipate market changes, but there is no assurance that we will be successful in doing so.

We are alert to the special sensitivity of our business to economic, social and political trends and events, and we attempt to project their effects on our business over the long term. For example, we have placed increasing emphasis on our direct-to-consumer business, in anticipation that economic uncertainties, market volatilities and global challenges continue to make investment in precious metals and numismatics more attractive to individual consumers. There can be no assurance, however, that we will be correct in our assessments of market trends or evolving business and consumer preferences, or that, even if our judgments are correct, our response to projected trends and preferences will be timely or effective. Moreover, because of the sensitivity of our business to macro-economic, social and political circumstances, there may be no effective strategy to insulate us from the adverse effects that these factors could have on our business.

Risks Relating to our Operations

Our business is heavily dependent on our ability to obtain financing.

Our business depends substantially on our ability to obtain financing for our operations. On December 21, 2021, we entered into a committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), which, as of June 30, 2026, provided for a total revolving commitment of up to $427.5 million and a termination date of September 30, 2027. In 2026 we began leasing precious metals from Tether, a related party. While our liquidity in recent months has been provided primarily by precious metals leases, a majority of which are from Tether, prior to this, our liquidity was generally provided by our Trading Credit Facility. We use funds drawn under the Trading Credit Facility, through our precious metals leases, and through other financing products to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses these funds to finance certain of its lending activities.

If we are unable to access funds under precious metals leases, our Trading Credit Facility, or other financing products, we may be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, including the Trading Credit Facility and precious metals leases, upon acceleration or at maturity, or that we would be able to refinance or restructure the payments under these arrangements. Our failure to renew or replace these means of liquidity under such circumstances would reduce the financing available to us and could limit our ability to conduct our business, including certain lending activity of our CFC subsidiary. There can be no assurance that we could procure replacement financing on commercially acceptable terms on a timely basis, or at all. We have pledged a significant portion of our assets as collateral under the Trading Credit Facility, and if we were unable to repay the amounts outstanding thereunder, the administrative agent under the Trading Credit Facility could proceed against the collateral securing such indebtedness.

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

We require adequate sources of liquidity to fund both our existing business and our strategy for expansion through organic growth and opportunistic acquisitions. Currently, our main sources of liquidity are the cash that we generate from operations, precious metals leases, and our Trading Credit Facility. There can be no assurance that our sources of liquidity will be adequate to support the growth that we are hoping to achieve or that additional sources of financing for this purpose, in the form of additional debt or equity financing, will be available to us, on satisfactory terms or at all. Also, the Trading Credit Facility contains, and any future debt financing is likely to contain, various financial and other restrictive covenants. The need to comply with these covenants may limit our ability to implement our growth initiatives.

The benefits we are currently experiencing from Tether's investment in the Company may not continue.

In February 2026, we entered into a transaction with TPM, S.A. de C.V., which, together with its affiliates, we refer to as Tether, whereby Tether purchased 3,371,000 shares of our common stock, or approximately 13.3% of our then outstanding shares, for $150.0 million. The purchase price for the shares represented an 11.9% discount to the 10-day volume weighted average price of our common stock on the New York Stock Exchange prior to the entry into the transaction. In connection with Tether’s investment in the Company, a designee of Tether was appointed to our board of directors.

The Company has entered into various commercial agreements with Tether whereby the Company leases precious metals from Tether, and Tether purchases and sells precious metals with the Company. Tether also utilizes the Company’s secure storage and logistics services. In addition, we purchased $20.0 million of XAU₮, a gold-backed stablecoin sponsored by Tether.

We intend to continue our strategic partnership with Tether with a view towards building a global integrated gold ecosystem, serving both retail and institutional customers across physical and digital markets. We believe that our efforts have been successful to date, particularly with regard to precious metals leasing, which has provided a significant source of our financing in recent periods.

However, in addition to the general risks associated with these transactions, including financing risks (see “Our business is heavily dependent on our ability to obtain financing” above); liquidity, market, and regulatory risks related to the ownership of digital assets; and commercial risks associated with our trading arrangements, there can be no assurance that any of the intended benefits of our business relationship with Tether will be realized. We also can provide no assurance that our collaboration with Tether will not have adverse effects on the Company, for example on account of unfavorable perceptions among our customers of the crypto markets generally, or negative events that could in the future affect Tether in particular.

Loans under our credit facility may bear interest based on SOFR, but experience with SOFR based loans is limited.

Revolving loans under the Trading Credit Facility are at our option either Base Rate Loans that bear interest at a base rate plus a prescribed margin, or SOFR Loans that bear interest at rates selected by us based on the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (SOFR) plus prescribed margins. The use of SOFR based rates replaced rates based on the London interbank offered rate (LIBOR), and reflects the cessation of the publication of LIBOR rates by regulators in the United Kingdom and the discontinuation of the use of LIBOR in the financial markets. The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we experienced under our prior Trading Credit Facility, where interest rates were based on LIBOR. Also, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In particular, if the agent under the Trading Credit Facility determines that SOFR Rates cannot be determined or the agent or the lenders determine that SOFR based rates do not adequately reflect the cost of funding the SOFR Loans, outstanding SOFR Loans will be converted into Base Rate Loans. This could result in increased borrowing costs for the Company.

We may experience supply chain disruptions in our operations.

As a result of various macro-economic factors, businesses in a variety of industries have experienced difficulty in obtaining the source materials required for their operations. We require coin and other bullion products, particularly products manufactured by government mints, for resale to our customers. We also require precious metals for the production of bullion bars, rounds and blanks by our Minting & Refining Division, consisting of our Silver Towne Mint and our recently acquired Sunshine Minting subsidiary. We have multiple sources for obtaining the bullion products which we resell to our customers, and our relationships with major refiners have to date provided us with an adequate source of material for our minting operations. We also maintain a supply of metal in case we experience a shortage of raw materials for our Minting & Refining Division. However, while we do not currently anticipate that our business will suffer as a consequence of problems in the national and global supply chains, we cannot assure you that this will continue to be the case. Our operations could be adversely impacted if we did not have an adequate source of supply for our Minting & Refining Division, particularly if we expand our minting operations to meet increased demand, or if supply chain disruptions significantly interfered with our sources of coin and bullion for resale. If significant supply chain constraints were to occur, we might be required to cut back on our minting operations or we might be unable to timely satisfy customer requirements for coin and bullion products. This could lead to a loss of sales and could adversely impact our reputation.

We are dependent on our key management personnel and our trading experts.

Our strategic vision and performance are dependent on Gregory Roberts, our Chief Executive Officer, other members of our senior management and certain other key employees. We have an employment agreement with Mr. Roberts which expires in June 2027. We also have employment agreements with Thor Gjerdrum, our President, and Brian Aquilino, our Chief Operating Officer, which expire in June 2028, and Robert Pacelli, Executive Vice President of Innovation and Strategic Initiatives and Chief Executive Officer and President of JMB, which expires in June 2029.

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

We rely extensively on computer systems to execute trades and process transactions, and we could suffer substantial economic injury if the operation of these systems were interrupted.

We rely on our computer and communications hardware and software systems to execute a large volume of trading transactions each year. Our dependence on computer and communications technology increased with the acquisition of JMB, whose sales are conducted primarily through the internet. It is therefore critical that we maintain uninterrupted operation of these systems, and we have invested considerable resources to protect our systems from physical compromise and security breaches and to maintain backups and redundancy. Nevertheless, our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. Breaches, damage or malfunctions affecting our systems may require significant investment for repair or replacement, and could interrupt our ability to provide quotations or trading services, or to conduct our e-commerce business.

We are also subject to ransomware attacks, in which malicious actors may seek to deprive us of access to our computer systems unless we pay substantial fees, and, if personal data were compromised, such attacks could result in costly investigation, litigation or regulatory fines.

We are incorporating artificial intelligence technologies into our processes and these technologies may present business, compliance, and reputational risks.

The Company is increasingly utilizing AI and generative artificial intelligence (“GAI”) technologies in certain of its processes, information systems and various operations, and expects that AI and GAI will assume a more critical role in its operations over time. The use of AI and GAI tools carries operational risk: outputs may be inaccurate, incomplete, or biased due to flawed algorithms, insufficient or erroneous training data, or other limitations, and reliance on such outputs in our business processes or decision-making could lead to errors, operational disruption, litigation, privacy risk, cybersecurity risks, and reputational harm, as well as fines and other penalties if such uses violate applicable laws and regulations, any of which adversely affect our business, financial condition and results of operations. Additionally, other unforeseen risks stemming from either the Company’s or third-party service providers’ use and development of AI tools and technologies, or the Company’s inability to adopt such technologies at the same pace as its competitors, may arise in the future that could adversely affect its business and results of operations.

The Company has minority investments in several entities engaged in precious metal marketing, but as a minority investor the Company is not able to exercise absolute control over these entities.

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

In February 2026, the United States and Israel initiated air strikes against Iranian military objectives and leadership. Iran has retaliated with missile and drone strikes against United States and Israeli targets. It also launched numerous attacks on critical infrastructure in the region, including refining and power generation facilities. The conflict has substantially restricted shipping in the Strait of Hormuz, through which approximately 20% of the world’s supply of oil and other petroleum-based products ordinarily passes. These military actions follow prior conflicts involving Israel, the United States and Iran in the region, particularly as a consequence of the attack by Hamas on Israel in October 2023 and Israel’s response. In June 2026, the United States and Iran entered into a memorandum of understanding to end the hostilities and open the Strait of Hormuz to shipping, but it is unclear if negotiations and third-party mediation efforts will result in a permanent cessation of hostilities and freedom of shipping in the Strait.

It is not possible to predict the broader consequences of this conflict, which could materially adversely affect global trade, supply chains, transportation costs, currency exchange rates, regional economies and the global economy, and its impact on us. We could benefit from the resulting uncertainty and instability, as it may encourage investors to seek perceived safety in the ownership of precious metals. On the other hand, investors could turn to other financial assets, which may account for the double-digit percentage decline in the prices of gold and silver in the period following the onset of the conflict with Iran.

The Company has no operations in the Middle East at the current time. However, events there could adversely affect the business that we conduct with customers in the Middle East. It may also adversely affect our business in other parts of the world. In particular, worldwide escalation of energy costs and potential shortages as a consequence of the military action in the Middle East could have a depressing effect on the global economy that may reduce the demand for our precious metal products.

Russia is continuing to engage in its military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and export controls, and could impose further sanctions and controls, against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. The conflict has also created uncertainty regarding, and potential shortages of, grain and fossil fuel supplies in Europe and elsewhere. We have a marketing support operation in Austria and have significant business in Germany and other parts of Europe that could be materially and adversely affected by the continuing or expanded military activity in that region.

The Company’s acquisition of the precious metals business of LPM in Hong Kong, its recently acquired joint venture of a minting facility in Shanghai, China, and its strategy to expand its presence in the Far East may be adversely affected by escalating diplomatic tensions between the United States and the People's Republic of China. Future sanctions, export controls, outbound investment restrictions and other regulatory measures adopted by the United States, China or other jurisdictions may adversely affect the Company's operations, counterparties, sourcing activities or expansion plans in the region. Also, the conflicting claims and military presence of the People's Republic of China and other countries, including the United States, in the South China Sea may have negative repercussions both for the Company’s operations in the Far East region as well as the precious metals markets more broadly.

The Company experienced outsized growth in its revenues and operating profits during periods of volatility in the financial markets in recent years, and there can be no assurance that this level of performance will be attainable in the future.

The substantial growth of the business of the Company in recent years may be attributed, in part, to a high degree of volatility in the financial markets, resulting from various geopolitical, macroeconomic, military and global uncertainties and events. In this environment, consumers may have sought perceived financial safety in precious coins and metals. Our stock price responded favorably to these circumstances as well.

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

The Company’s acquisition of LPM, a precious metals business located in Hong Kong, reflects the Company’s efforts to increase its presence in Asia, particularly the Far East. There can be no assurance that the Company’s expansion efforts in the Far East will be successful. Moreover, there are particular regulatory, as well as other, challenges to conducting business in the People's Republic of China, and as a result certain foreign businesses have recently been decreasing their presence there. The Company may encounter similar challenges, which may impede the Company’s expansion efforts in the region.

Recently announced changes to U.S. trade policy, including recently announced tariffs, and planned additional tariffs, could adversely affect our business.

In the first half of 2025, President Trump imposed a range of tariffs pursuant to the International Emergency Economic Powers Act, or IEEPA. On February 20, 2026, the U.S. Supreme Court held in Learning Resources, Inc. v. Trump (Feb. 20, 2026), that IEEPA does not authorize the President to impose tariffs. Following the Supreme Court’s decision, the Trump Administration announced its intention to replace the invalidated tariffs with new tariffs under different statutory authorities, including, but not limited to, Section 122 of the Trade Act of 1974, Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974. On February 20, 2026, President Trump issued Proclamation 11012, imposing, for a period of 150 days, a temporary 10% ad valorem tariff on articles imported into the United States under Section 122, effective February 24, 2026. There are currently trade investigations pursuant to Section 232 and Section 301 that may apply to some of our products.

We have customers in various foreign jurisdictions. We are also an authorized distributor of gold and silver coins from all major sovereign mints, including the Australian (Perth) Mint, the Austrian Mint, the Royal Canadian Mint, the China Mint, Banco de Mexico, the South African Mint (Rand Refinery) and the Royal Mint (United Kingdom). If retaliatory tariffs or other trade restrictions are imposed by foreign jurisdictions, or if trade disputes otherwise reduce market access or increase delivered prices, demand for our bullion and numismatic products in those jurisdictions may decline. Increased trade regulation may also adversely affect inflation, interest rates, logistics costs, consumer discretionary spending and our strategy for international growth.

The effect of these developments on us is uncertain. The demand for precious metals and numismatics has often increased in times of economic, financial and political uncertainty, and trade-related volatility may increase customer demand for certain of our products. At the same time, changes in tariff rates, the scope of exemptions, customs classifications, de minimis treatment, country-of-origin determinations and other trade rules may increase our product costs, disrupt supply chains, delay or limit product availability, increase our compliance costs, and reduce our margins if we are unable to pass increased costs on to customers.

We are monitoring and evaluating the potential impact that existing tariffs under Section 122, changing tariff exemptions, and ongoing Section 232 and Section 301 investigations may have on our business and are considering ways to mitigate those impacts. There can be no assurance, however, that we will be successful in doing so, or that future U.S. or foreign trade measures will not have a material adverse effect on our business.

Inflation and high interest rates may adversely affect our costs and expenses and the demand for our products.

The United States and other world economies are currently experiencing a significant uptick in the level of inflation. Interest rates, while they have recently come down, remain high in comparison to rates in the period 2010 to 2022. Certain investors, including customers of our Direct-to-Consumer segment, may regard precious metal products as a hedge against inflation and high interest rates, which could positively affect demand for our goods and services. However, inflation may also increase our operational expenses, which because of the nature of our business we cannot generally pass along to our customers. Our Trading Credit Facility bears interest at a variable rate of interest, so that higher interest rates would also increase our cost of borrowing under that facility, and higher interest rates may also increase the costs under our product financing arrangements. We may be unable to compensate for these increases through higher interest income and other fees and charges received from our counterparties. Also, inflation, together with high interest rates, may reduce discretionary spending among consumers, thereby reducing product demand in the retail sector.

Risks Related to our Wholesale Sales & Ancillary Services Segment

The loss of a government purchaser/distributorship arrangement could materially adversely affect our business.

Gold.com’s business is heavily dependent on its purchaser/distributorship arrangements with various governmental mints. Our ability to offer numismatic coins and bars to our customers on a competitive basis is based on the ability to purchase products directly from a government source. The arrangements with the governmental mints may be discontinued by them at any time. The loss of an authorized purchaser/distributor relationship, including with the U.S. Mint, could have a material adverse effect on our business.

We operate in a highly competitive industry.

The business of buying and selling precious metals is global and highly competitive. The Company competes with precious metals firms and banks throughout North America, Europe and elsewhere in the world, some of whom have greater financial and other resources, and greater name recognition, than the Company. We believe that, as a full-service firm devoted exclusively to precious metals trading and marketing, we offer pricing, product availability, execution, financing alternatives and storage options that are attractive to our customers and allow us to compete effectively. We also believe that our purchaser/distributorship arrangements with various governmental mints give us a competitive advantage in our coin distribution business. However, given the global reach of the precious metals business, the absence of intellectual property protections, and the availability of numerous, evolving platforms for trading in precious metals, we cannot assure you that the Company will be able to continue to compete successfully or that future developments in the industry will not create additional competitive challenges.

The Company is subject to risks relating to the operations of its Minting & Refining Division.

Our Minting & Refining Division, which operates our Silver Towne Mint and our Sunshine Minting subsidiaries, depends on critical pieces of equipment which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures or business interruptions. The facilities of our Minting & Refining Division are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, earthquakes, accidents, or violent weather conditions. We have insurance to cover certain of the risks associated with equipment damage and resulting business interruption, but there are certain events that would not be covered by insurance, and there can be no assurance that insurance will continue to be available on acceptable terms. One such casualty event occurred in recent years as a result of a tornado, which although covered by insurance, temporarily interrupted operations at Silver Towne Mint.

The ability of our Minting & Refining Division to continue to expand the scope of its services and customer base depends in part on its ability to increase the size of its skilled labor force. Historically, the demand for skilled personnel has been high and the supply limited. The inability to employ or retain skilled technical personnel could constrain the operations of our Minting & Refining Division and its growth opportunities.

Our business may at times be dependent on a concentrated customer base.

One of the Company's key assets is the customer base of its Wholesale Sales & Ancillary Services segment. This customer base provides deep distribution of product and makes the Company a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. In any given quarter, our sales in this segment may be derived from a small number of significant customers. If our relationships with these customers deteriorated, or if we were to lose these customers, our business could be materially adversely affected.

The materials that we hold are subject to loss, damage, theft or restriction on access.

We have significant quantities of high-value precious metals at our logistics facilities, at third-party depositories and in transit. There is a risk that gold and other precious metals that we hold, whether on our own behalf or on behalf of our customers, could be lost, damaged, or stolen. In addition, access to our precious metals could be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Although we maintain insurance on terms and conditions that we consider appropriate, we may not have adequate sources of recovery if our precious metals inventory is lost, damaged, stolen or destroyed, and recovery may be limited. Among other things, our insurance policies exclude coverage in the event of loss as a result of terrorist attacks or civil unrest.

Our logistics depository is subject to authorization by our lenders.

Our lenders under our Trading Credit Facility have approved our logistics facilities as an authorized depository. If that approval were to be withdrawn for any reason, we would no longer be able to keep inventory at that location, which would substantially limit our ability to conduct business from that facility.

Risks Related to our Direct-to-Consumer Segment

Our Direct-to-Consumer businesses could be subject to accusations of improper sales practices.

Our Direct-to-Consumer segment consists of subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc., Pinehurst Coin Exchange, Inc., Spectrum Group International LLC (“SGI”), AMS Holding, LLC (“AMS”), AM LPM Singapore PTE Ltd. and Monex Deposit Company (including certain related entities, “Monex”) and our controlling interest in Silver Gold Bull, Inc. (“SGB”). Through our Direct-to-Consumer segment, the Company sells precious metals and numismatics directly to the retail investor community. JMB, SGB and Pinehurst market their products primarily over the internet. Goldline markets its precious metal products on television, radio, and over the internet, and through customer service outreach. SGI conducts its retail business through auctions of numismatic and bullion products and its retail store locations. AMS markets its products over the internet, and also has sales representatives who work closely with customers to enhance their purchase experience. LPM’s retail business, AM LPM Singapore PTE Ltd., is conducted over the internet and its numismatic showroom in Hong Kong. Monex sells its products through sales representatives and long-standing investor relationships.

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

Many of our Direct-to-Consumer businesses rely upon paid and unpaid internet search engines to rank their product offerings and drive traffic to their websites, and their website traffic may suffer if their rankings decline or their relationships with these services deteriorate.

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
•
develop new features and technology that address the increasingly sophisticated preferences of its customers including the shift towards the use of mobile devices for online searches and purchases;
•
respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner; and
•
harness the evolving capabilities of artificial intelligence and other machine learning tools to tailor customer experience.

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

If JMB fails to continuously improve its websites on all relevant platforms, including mobile, it may not attract or retain customers.

JMB owns and operates numerous websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, CyberMetals.com, GoldPrice.org, SilverPrice.org, BGASC.com, and BullionMax.com. JMB must continually update its websites on all relevant platforms, including mobile, to improve and enhance its content, accessibility, convenience and ease of use. Failure to do so may create a perception that the websites of JMB’s competitors are easier to use and navigate or that they are better able to service customer needs for precious metal coins and bullion. If such a perception were to gain traction, traffic to JMB’s websites and its revenues would suffer.

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

JMB, Goldline, SGB, Monex, and SGI expect to profit on precious metals acquired from their customers, but that might not be the case.

Through its Direct-to-Consumer Purchase Program, JMB offers to purchase precious coins and bullion owned by its customers. Through Precious Metals Purchasing Partners, LLC (“PMPP”), a joint venture between Goldline and SGB, Goldline, SGB and Monex engage in similar repurchases. SGI's subsidiary Stack’s Bowers Galleries also purchases rare coins and currency from the public at its retail store locations. We believe that these programs encourage the purchase of coins and bullion as an investment because it assures customers that their investment in the products offered by JMB, Goldline, SGB, Monex and SGI will be liquid and can be monetized if the customers have a need for cash. JMB, Goldline, SGB, Monex and SGI offer to purchase coins and bullion from their customers at prices designed to reflect current market valuations, but also allow them to profit on the resale of the products. There can be no assurance, however, that JMB, Goldline, SGB, SGI, or Monex will in fact be able to resell product that they purchase at a price that will justify the cost of purchase. In a declining market for precious metal products, JMB, Goldline, SGB, Monex and SGI could be burdened with substantial amounts of purchased inventory that they are unable to resell at an economic price, or at all. However, the suspension or discontinuance of the customer repurchase programs because of adverse market conditions could impair the perception among customers that precious coin and bullion is a safe and attractive investment.

The business of Stack’s Bowers Galleries may subject us to auction-related risks.

Stack’s Bowers Galleries, which we purchased through our acquisition of its parent company SGI, is one of the leading houses for the conduct of both live and online precious metals auctions. The success of its auction business depends in substantial part on the consignment for auction of premier numismatic collections. Some of the largest collections of this sort have in recent years been auctioned by Stack’s Bowers Galleries, but there can be no assurance that the Company will be successful in identifying and obtaining the rights to auction of similar collections in the future. Stack’s Bowers Galleries is dependent on its numismatic experts for the authentication, valuation and cataloging of the products that it sells at auction, but these experts are in high demand, and there is no guaranty that the Company can retain the services of these experts or engage others with similar levels of expertise. Stack’s Bowers Galleries has diligence procedures for the purpose of vetting both sellers and buyers at its auctions, as a consequence of which the Company is reasonably confident that the participants in its auctions are not on a restricted list and are not otherwise engaged in illegal activity. These procedures are particularly intended to assure that the buyers at auction have the financial resources to pay for items on which they have successfully bid. There can be no assurance, however, that the procedures will identify and exclude all bad actors from Stack’s Bowers Galleries auctions or that bidders at the auctions will in each case pay the hammer price on the items for which they have bid. Also, in some cases, Stack’s Bowers Galleries itself participates as a bidder in the auctions that it conducts, which can create a perception of unfairness. If the reliability and integrity of the auctions conducted by Stack’s Bowers Galleries were to be challenged, for these or any other reasons, the reputation of Stack’s Bowers Galleries may suffer, with a consequence that it may no longer be successful in attracting quality sellers and buyers to its auctions.

Risks Related to our Secured Lending Segment

Our lending business depends on the ability of CFC to originate or acquire loans secured principally by bullion and numismatic coins.

The performance of our Secured Lending segment depends on having a portfolio of loans of sufficient size and quality to justify the expenses and allocation of financial resources committed to the Company’s loan business. CFC both originates loans to customers of our wholesale and trading business and also acquires portfolios of loans originated by other parties. The Company typically stores the bullion and numismatics that serve as collateral for the loans. As CFC does not independently market its lending business, it is dependent on the interest of the customers of the Company’s wholesale and trading business in financing their acquisition of bullion and numismatics with loans made by CFC. The interest of the Company’s customers in obtaining loans from CFC is dependent on numerous factors, including the availability of other sources of financing, the interest rate environment, other alternatives for the storage of their bullion and numismatics, their business relationship with the Company and the level and types of businesses conducted by the Company’s Wholesale Sales & Ancillary Services segment. The Secured Lending segment is also dependent on CFC’s ability to identify and acquire portfolios of loans secured by bullion and numismatics originated by third parties satisfying the Company’s standard for quality and risk. There can be no assurance that CFC will be successful in continuing to originate and acquire secured loans in amounts sufficient to justify the conduct of this business.

The number of loans and the size of CFC’s loan portfolio can vary significantly from period to period.

CFC’s loan portfolio can vary considerably from period to period, both as to the number of loans in the portfolio and the total size of the portfolio in terms of dollar amount. The variation of CFC's loan portfolio is attributable to a variety of factors, including the success of the Company in originating and acquiring loans discussed above, as well as the maturities of the loans in the portfolio and the decisions of borrowers to prepay or extend the terms of their loans. As a consequence, the performance of the Secured Lending segment in a particular financial reporting period may not be indicative of how the segment will perform in any future period, either in the short or the long term.

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

Risks Relating to Commodities

Gold.com’s business is heavily influenced by volatility in commodities prices.

A primary driver of the Company’s profitability is volatility in commodities prices, which leads to wider bid and ask spreads. Among the factors that can impact the price of precious metals are supply and demand of precious metals; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators such as hedge funds. If commodity prices were to stagnate, there would likely be a reduction in trading activity, resulting in less demand for the services the Company provides, and spreads would likely decrease, which could materially adversely affect our profitability.

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

The Company's precious metals inventory is subject to market value changes created by changes in the underlying commodity prices, as well as supply and demand of the individual products the Company trades. In addition, open sale and purchase commitments are subject to changes in value between the date the purchase or sale is fixed (the trade date) and the date metal is delivered or received (the settlement date). We seek to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. The Company's policy is to remain substantially hedged as to its inventory position and its individual sale and purchase commitments. The Company’s management monitors its hedged exposure daily. However, there can be no assurance that these hedging activities will be adequate to protect the Company against commodity price risks associated with our business activities.

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

The Company may also experience disruption and risk of loss if futures commission merchants or commodity brokers with whom we deal were to become insolvent or bankrupt.

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

Although our manufacturing activity is limited to the production of bullion products in our Minting & Refining Division, recent California legislation will require us to make disclosures regarding environmental matters that could entail significant time and expense. We also may be subject to data gathering requirements of the European Union relating to environmental matters.

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

SB 253 imposes its greenhouse gas reporting obligations on companies doing business in California with annual revenues exceeding $1.0 billion. Given our revenue levels and California operations, we are subject to the requirements of SB 253. SB 253 requires the reporting of Scope 1 greenhouse gas emissions (direct emissions from our operations) and Scope 2 greenhouse gas emissions (indirect emissions from our operations) for the prior fiscal year beginning in 2026. SB 253 requires reporting of Scope 3 greenhouse gas emissions (emission from third parties in our value chain) for the prior fiscal year beginning in 2027. According to rules adopted by the California Air Resources Board on February 26, 2026, we are required to report Scope 1 emissions from any entity that we own or control and Scope 2 emissions regardless of location by August 10, 2026. Non-compliance with these reporting requirements could expose us to administrative penalties of up to $500,000 per reporting year.

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

On March 6, 2024, the Securities and Exchange Commission (“SEC”) issued final rules requiring public companies to disclose both greenhouse gas emissions and climate risk. The SEC rules overlap significantly with both the California reporting regime discussed above and the European Corporate Sustainability Directive discussed below, although there are material differences. The SEC rules have been the subject of litigation. As a consequence, in April 2024 the SEC suspended the effectiveness of the rules, and in March 2025 the SEC stated that it would no longer defend the rules in the litigation, which is currently in abeyance. On May 26, 2026, the SEC issued a proposed rule rescinding the 2024 environmental disclosure rules. The Company intends to monitor the litigation and SEC rulemaking.

The European Union adopted new data gathering, policy implementation and disclosure standards and rules related to environmental, social, and corporate governance ("ESG") matters in the Corporate Sustainability Reporting Directive (“CSRD”), which became effective in 2023, and the Corporate Sustainability Due Diligence Directive (“CSDDD”), which became effective in 2024. Both apply to both EU and non-EU entities. The EU modified these requirements in the so-called “Omnibus” Directive published in February 2026, which made changes to both the CSRD and CSDDD. Because our operations in Europe surpass the net turnover threshold in the rule and we may be deemed to have an EU branch or subsidiary, we may be subject to CSRD and CSDDD data gathering, policy development and reporting requirements. We will know more about the specific disclosure requirements when the EU adopts implementing regulations for the non-EU groups that are covered by the rule, but because of the broad scope of the requirements of these rules, ranging from environmental matters to human rights, and because of the extensive data gathering and policy implementation requirements related to not only our operations but those of our suppliers and customers, compliance with these obligations could result in significant cost and require significant management time.

These changing rules and regulations, and the stakeholder expectations related to ESG described in "Risk Factors of General Applicability – Third-party expectations relating to ESG factors may impose additional costs and expose us to new risks," have resulted in and are likely to continue to result in increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations.

Compliance with new and existing data protection/privacy and AI statutes could increase our costs and expose the Company to possible fines for violation.

By reason of our Direct-to-Consumer business in particular, we collect personal data or personal information, which is broadly defined to include all information that can be linked or reasonably linked to an identified or identifiable individual, including identification information, demographics, transactions, preferences, and inferences drawn to create a profile about a consumer (“Personal Data”). We are subject to numerous data privacy and protection obligations governing our handling of Personal Data, including federal, state, local and foreign laws, regulations, and guidance; industry standards; external and internal privacy notices and policies; contracts; and other obligations (“Applicable Data Privacy Obligations”). These obligations may change, are subject to differing interpretations, and may be inconsistent across jurisdictions in which we operate, collect, or process Personal Data. The data privacy and protection landscape continues to evolve worldwide, which may create uncertainty in our business; affect us or our service providers’ and others’ ability to operate in certain jurisdictions or to collect, store, transfer, use, share, and otherwise process Personal Data; necessitate more onerous contractual obligations; result in liabilities; or otherwise impose additional compliance costs. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or third parties upon whom we rely fail to comply with such obligations, which could result in significant consequences, including: government enforcement actions; litigation (including class-related claims); additional reporting requirements and/or oversight; orders to destroy or not use Personal Data; damage to our reputation; loss of revenue and profits; loss of goodwill; and other adverse business impacts.

Applicable Data Privacy Obligations are imposed in several international jurisdictions in which we operate. In 2016, the European Union ("EU") adopted the General Data Protection Regulation (“GDPR”), effective May 2018, and the United Kingdom (“UK”) adopted similar privacy regulations, effective in 2021 (the “UK GDPR”). Because we offer goods and services in the EU and UK, we are likely subject to both, which impose a strict data protection compliance regime with severe penalties. We may also be subject to many other foreign privacy laws modeled at least in part after the GDPR, including Singapore's Personal Data Protection Act (PDPA), Hong Kong's Personal Data (Privacy) Ordinance (PDPO), Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA) and territorial Canadian privacy laws, and the Privacy Acts of Australia and New Zealand.

Our Direct-to-Consumer business currently has limited international operations that would subject it to these foreign privacy laws. Our Wholesale Sales & Ancillary Services segment maintains offices in Singapore that provide marketing support services and executes trades for its international customers. We have evaluated foreign privacy laws and believe we are currently in compliance in all material respects. Going forward, however, the expansion of our international operations could require us to change our business practices and increase the costs and complexity of compliance. A violation of applicable foreign laws could expose us to penalties and sanctions.

Additionally, numerous U.S. states have enacted consumer privacy laws and, in some instances, promulgated additional regulations and rules, which impose significant obligations on businesses within scope, including responding to data privacy rights (such as the right to delete, access, correct data or opt out of data sale, sharing, or targeted advertising); data mapping, minimization, and transparency; privacy policy disclosures; risk assessments for certain processing; vendor and service provider management; and other compliance activities. Failure to comply may result in public investigations, significant fines and penalties, disgorgement of data, reputational harm, and other ramifications. Ongoing compliance with the varying requirements of these laws has subjected the Company to costs and legal fees and will subject the Company to additional costs and risks as additional laws take effect. For example, these laws may limit the Company’s ability to use Personal Data for advertising purposes, may limit the ways in which the Company may use certain categories of Personal Data, may require the Company to obtain consent from the consumer for certain processing activities, and may require revision of service provider contracts. These laws may also limit the Company’s ability to process sensitive Personal Data, which includes financial data, account information, identification card numbers, social security numbers, biometric data, and precise geolocation. As new consumer privacy laws take effect, the Company will assess and potentially update its policies, notices, procedures, and permissions in response. The Company may also have to update its advertising and marketing practices.

All fifty U.S. states and the District of Columbia have enacted data breach notification laws that may require us to notify investors, employees, regulators, and others in the event of a security breach. These laws may not be consistent, and compliance in the event of a widespread data breach may be difficult and costly. We may also be contractually required or otherwise obligated to notify investors and others of a security breach. Although we may have contractual protections against our service providers should they experience a security breach, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability and require us to expend significant resources on data security and breach response. Any contractual protections with service providers may not be sufficient to protect us adequately from any such liabilities and losses.

We are also subject to various federal privacy laws, such as the Telephone Consumer Protection Act (TCPA) and the Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM), which govern certain SMS text messaging, emails, and telephone communications with consumers, as well as rules and regulations promulgated by the Federal Trade Commission and State Attorney General’s Offices concerning consumer protection, privacy, and data security.

We have evaluated these state and federal privacy and data protection laws and believe we are currently in compliance in all material respects with those that are in effect. Going forward, however, the changes introduced by additional state privacy laws and similar regulations enacted by other jurisdictions, will subject the Company to additional costs and complexity of compliance, including changes to the Company’s security systems, policies, procedures, and practices. A violation of new privacy obligations could expose us to fines and other penalties.

To the extent the Company deploys AI or generative artificial intelligence (“GAI”) tools, we may be subject to emerging national and international laws and regulations concerning the development, training, and use of such AI and GAI tools. For example, several states have enacted laws concerning the use of GAI content, including requiring developers of GAI technologies to disclose summaries of datasets used in developing and training those services or use of GAI in customer interfaces, such as chatbots. Certain consumer state privacy laws include obligations and limitations concerning the use of Personal Data for training GAI tools or underlying models or for automated decision making in certain instances. The EU has recently enacted the EU AI Act, which imposes significant compliance and disclosure obligations on businesses that use, design, or deploy AI systems in the EU based on risk level. The Company evaluates our use of AI and GAI tools on an ongoing basis and has implemented policies and procedures to ensure compliance with applicable domestic and international laws related to their use. Failure to comply with applicable AI and GAI laws and regulations could result in regulatory investigations, fines, reputational harm, disgorgement of data, and other penalties. Use of AI and GAI tools without proper vetting and authorization could expose the Company to risks associated with improper processing of Personal Data, leakage or misuse of Company confidential data, breaches of contractual obligations, operational or reputational harm, as well as fines and other penalties if such uses violate applicable laws and regulations.

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

We ship product to retail customers throughout the United States. In South Dakota v. Wayfair, Inc., et al ("Wayfair"), the U.S. Supreme Court ruled that states may charge tax on purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. The effect of Wayfair was to uphold economic nexus principles in determining sales and use tax nexus. As a result of the decision, most states have adopted laws that require an out-of-state retailer to register and collect sales and use or other non-income type taxes upon meeting certain economic nexus standards regardless of whether the company has physical presence in the state. Although the Company believes it is complying with the applicable legislative requirements, and collecting tax where obligated to do so, our interpretation and application of the legislation may differ from the states, which could result in the states' attempt to impose additional tax liabilities, including potential penalties and interest. Furthermore, the requirements by state or local governments on out-of-state sellers to collect sales and use taxes could deter future sales, which could have an adverse impact on our business.

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

Our board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis), beginning in October 2022. The most recent cash dividend under the policy was declared on August 31, 2026. The declaration of regular cash dividends in the future is subject to the determination each quarter by our board of directors, based on a number of factors, including the Company’s financial performance, available cash resources, cash requirements and alternative uses of cash and applicable bank covenants.

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

The Company has paid non-recurring special cash dividends to our stockholders as a consequence in part of the Company's favorable performance during the periods preceding the declaration. There is no assurance that any such non-recurring special dividend will be paid in the future, and if made, the timing or amount of any such dividend.

See Note 17 and Note 20 to the Company's consolidated financial statements for more information regarding our dividends.

Your percentage ownership in the Company could be diluted in the future.

Your percentage ownership in the Company potentially could be diluted in the future because of additional common stock-based equity awards that we expect will be granted to our directors, officers and employees, including through our current equity incentive plan. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which could dilute your percentage ownership. For example, in the acquisitions of JMB, LPM, SGI, and Monex, we issued stock to the sellers in partial consideration for the acquired interests. We also issued stock to TPM, S.A. de C.V. (which, collectively with its affiliates, we refer to as Tether) in connection with its recent investment in the Company.

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

Our board and management beneficially own or represent owners of a sizable percentage of our common stock and therefore have the ability to exert substantial influence as stockholders.

Members of our board and management beneficially own or represent owners of approximately 29% of our outstanding common stock. Acting together in their capacity as stockholders, the board members and management could exert substantial influence over matters on which a stockholder vote is required, such as the approval of business combination transactions. Also because of the size of their beneficial ownership, the board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on stockholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public stockholders to influence the affairs of the Company.

Risk Factors of General Applicability

We intend to continue to pursue selective acquisitions and investments to complement our organic growth, which may not be successful.

As part of our operating strategy, we have sought, and in the future may seek, to supplement our organic growth through strategic acquisitions of and investments in other businesses, including e-commerce retailers of coins and precious metals. Our recent acquisitions of SGI, Monex, and of the interests in AMS, Pinehurst, and SMI that we did not previously own are examples of this strategy. In the future, however, we may not be able to identify suitable acquisition or investment candidates. If we are unable to successfully execute on organic growth opportunities or complete acquisitions or investments in the future, or if we incur greater than anticipated costs to execute this strategy, our growth may be limited. For example, there is no guarantee that any of the recent acquisitions will achieve a level of profitability that justifies the purchase price paid for these businesses or that the integration of these entities with the Company’s other businesses will not divert management time and other resources as a result of which the Company’s other businesses will suffer. Accordingly, to the extent that we grow through acquisitions or investments, we cannot ensure that we will be able to adequately or profitably manage this growth.

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

Third parties may currently have, or may be issued, patents upon which the technologies used by the Company are alleged to infringe. The Company could incur significant costs to defend infringement claims, regardless of their validity, or could be required to develop non-infringing technology at considerable expense or be compelled to enter into expensive royalty or license agreements. For example, JMB was compelled to expend significant resources as a consequence of litigation in which it was accused of infringement prior to its acquisition by the Company.

We are subject to other laws and regulations.

In addition to matters discussed above, we are subject to various laws and regulations, both domestic and foreign, as well as responsible business, social and environmental practices, which may change from time to time. Failure to comply with applicable laws and regulations or to implement responsible business practices could subject us to damage to our reputation, lawsuits, criminal exposure, or increased cost of regulatory compliance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of information security practices designed to protect the confidentiality, integrity, and availability of company information and the personal information that we process. Cybersecurity risk management is an integral part of our overall enterprise risk management efforts, using a framework based on applicable regulations, industry standards, and recognized best practices. Through this framework, we devote significant resources to identifying, monitoring, assessing, and responding to cybersecurity threats and incidents, including those associated with our use of third-party software, applications, services, and cloud infrastructure.

Our Cybersecurity Program includes multiple policies, procedures, and other components designed to identify, analyze, and respond to cybersecurity risks, including a layered system of preventative and detective technologies and controls designed to detect, mitigate, and contain cybersecurity threats. We maintain a Written Information Security Plan that outlines internal controls and procedures designed to protect our information systems. Our policies are commensurate with companies in our industry of similar size and sophistication, and are informed by the sensitivity of our data processing activities, and include business continuity, disaster recovery, and incident response. We also have access through our insurer to computer forensics firms and specialized legal counsel in case of a cybersecurity incident, and maintain cybersecurity insurance to assist in the cost of recovery, though such coverage may not be sufficient to cover all costs resulting from such incidents.

We leverage qualified third-party consultants, advisors, counsel, and other experts to inform, audit, and update our Cybersecurity Program throughout the year, including security assessors who identify vulnerabilities through internal and external penetration tests and cybersecurity maturity assessments. We perform risk assessments annually, or more frequently if circumstances require, and may also be subject to examinations or disclosures by applicable regulators. We conduct annual cybersecurity training for employees to enhance awareness of how to detect and respond to cybersecurity threats, periodic phishing training and testing campaigns, and periodic table-top exercises to simulate a response to a cybersecurity incident.

Our designated IT team members monitor cybersecurity threats in real time for the Company at the enterprise level, with the assistance of third-party threat detection and monitoring software, as well as at the subsidiary level by experienced IT professionals. These individuals report cybersecurity incidents immediately to designated senior members of our IT and Legal Departments, who follow approved incident response and reporting protocols.

We also maintain a formal Vendor Management Program that provides oversight of cybersecurity risks related to our vendor relationships. During vendor onboarding, we perform risk-based due diligence, with heightened requirements for vendors that access confidential enterprise information, personal data or our information systems. This Vendor Management Program includes specific cybersecurity requirements for our vendors, as well as ongoing monitoring, assessment, and contract review. The Vendor Management Program is overseen by members of the Company's IT and Legal Departments.

We also maintain a formal Generative Artificial Intelligence ("GAI") Policy and Program that provides oversight of cybersecurity, privacy, and contractual risks related to enterprise use of GAI. All GAI tools and use cases must be submitted for review and approval by the Company’s AI Review team, comprised of members of the Company's IT and Legal Departments.

The Gold.com General Counsel, Chief Privacy Officer ("CPO"), IT leadership, and other representatives from the Company and its subsidiaries, including top-level management, ensure enterprise-wide implementation and consistent application of the Company’s data security, privacy, vendor management, and artificial intelligence policies and procedures.

To date, we have not identified any risks from cybersecurity threats, including from any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, the sophistication of and risks from cybersecurity threats and incidents continue to increase, and our preventative actions may not successfully protect against all cybersecurity threats and incidents. For more information on the risks that we face from cybersecurity threats, see “Risk Factors – Risk Factors of General Applicability—Legislatures and regulators continue to scrutinize cybersecurity management and incident reporting.” in Part 1, Item 1A of this report.

Cybersecurity Governance

The Board has overall responsibility for risk oversight and has delegated oversight of our Cybersecurity Program, including enterprise-wide risk assessment and management, to the Company and subsidiary IT and Legal Departments. These Departments oversee and approve all Company policies and procedures related to cybersecurity and ensure that significant cybersecurity issues or concerns are reported to the Board and Gold.com's CEO and disclosed to the public, individuals, or regulators where required by law.

The Company IT leadership and CPO directly oversee information technology and information security risks through regular quarterly meetings and related risk assessments. Under the Company’s Incident Response Plan, if a cybersecurity threat is identified, it is escalated to our IT leadership and CPO. Once the threat has been analyzed, our IT leadership and CPO will inform our General Counsel or her delegate, who will then report the incident, as appropriate, to our CEO, President, CFO, impacted subsidiary management, and to the Board, either at the next scheduled meeting or on a current basis, depending on the severity of the incident. Each quarter, the enterprise CPO presents legal and regulatory updates concerning cybersecurity, security incident response and notification, privacy, and artificial intelligence. Gold.com’s CPO is certified by the International Association of Privacy Professionals as an EU, US, and management privacy professional, as well as an artificial intelligence governance professional. Our CPO has over a decade of privacy, data protection, and information management experience.

ITEM 2. PROPERTIES

As of June 30, 2026, the Company owned or leased properties as described below:

Location	General Use of Facility	Square Footage	Ownership	Lease-term Expiration
Wholesale Sales & Ancillary Services Segment
Costa Mesa, California (1)(2)	Corporate headquarters and support center	27,973	Leased	August-2027
Las Vegas, Nevada	Storage and fulfillment logistics operations	24,743	Leased	April-2030
Las Vegas, Nevada	Warehouse	14,614	Leased	September-2030
Winchester, Indiana	Minting operations	17,000	Owned	not applicable
Winchester, Indiana	Minting operations	5,000	Owned	not applicable
Winchester, Indiana	Fabrication facility	17,000	Leased	May-2028
Carson City, Nevada	Die-cutting and engraving facility	2,000	Leased	month-to-month
Henderson, Nevada	Minting operations	141,815	Leased	September-2032
Hayden, Idaho	Minting operations	8,000	Leased	December-2027
Shanghai, China	Minting operations	23,681	Leased	June-2034
Vienna, Austria	International marketing support operations	248	Leased	every three months
Hong Kong	Regional headquarters and support center	15,000	Leased	April-2031
Hong Kong	Numismatics showroom	3,500	Leased	January-2028
Singapore	Corporate office and support center	250	Leased	August-2026
Pinehurst, North Carolina (2)	Corporate office and support center	10,000	Leased	November-2035

Direct-to-Consumer Segment
Los Angeles, California	Corporate office and support center	11,468	Leased	January-2028
Dallas, Texas	Corporate office and support center	3,245	Leased	November-2028
Dallas, Texas	Corporate office and support center	10,586	Leased	November-2028
Irving, Texas	Distribution hub	24,640	Leased	April-2031
Calgary, Canada	Corporate office and support center	22,650	Leased	August-2028
Calgary, Canada	Corporate office and support center	4,176	Leased	August-2027
Newport Beach, California	Corporate office and support center	22,875	Leased	August-2030
Burnsville, Minnesota	Warehouse	23,319	Leased	June-2027
Eagan, Minnesota	Corporate office and support center	44,298	Leased	August-2039
Tulsa, Oklahoma	Retail office and support center	3,200	Leased	May-2030
Hong Kong	Retail office and support center	4,684	Leased	June-2029
Miami, Florida	Retail office, walk-in showroom	3,500	Leased	August-2034
Costa Mesa, California	Corporate office, auction and event venue	12,691	Leased	August-2027
Santa Ana, California	Warehouse	41,722	Leased	April-2030
Philadelphia, Pennsylvania	Retail office and support center	3,128	Leased	September-2028
San Francisco, California	Retail office and support center	4,839	Leased	June-2035
New York, New York	Retail, auction and event venue	2,150	Leased	October-2029
Boston, Massachusetts	Retail office and support center	5,662	Leased	April-2032
Newport Beach, California	Warehouse	3,025	Leased	February-2027
Wolfboro, New Hampshire	Retail office and support center	2,000	Leased	month-to-month
Paris, France	Retail office and support center	250	Leased	month-to-month
Copenhagen, Denmark	Retail office	1,851	Leased	month-to-month
Singapore	Corporate office and support center	2,020	Leased	March-2027

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Gold.com's shares of common stock are traded on the New York Stock Exchange under the symbol "GOLD". As of August 28, 2026, there were 107 registered stockholders of record of our common stock.

Stock Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on shares of Gold.com common stock against the cumulative total return of (i) the New York Stock Exchange ("NYSE") Composite Index and (ii) a group of companies that are in lines of business reasonably comparable to Gold.com's businesses ("peer companies") for the five-year period from June 30, 2021 to June 30, 2026. The graph assumes that $100 was invested on June 30, 2021 in our common stock, in the NYSE Composite Index companies and in the peer group companies (on a market-capitalization-weighted basis), and that all dividends were reinvested in the same class of stock.

Below are the companies which comprise the peer group in the graph above, in the indicated lines of business:

Alternative Brokerage Firms	Alternative Financial Services	E-Commerce
BGC Group, Inc. (BGC)	Enova International, Inc. (ENVA)	Carvana Co. (CVNA)
IG Group Holdings plc (IGG.L)	EZCORP, Inc. (EZPW)	Stitch Fix, Inc. (SFIX)
StoneX Group Inc. (SNEX)	FirstCash Holdings, Inc. (FCFS)	The Lovesac Company (LOVE)
Swissquote Group Holding Ltd (SQN.SW)	Regional Management Corp. (RM)	Liquidity Services, Inc. (LQDT)
B. Riley Financial, Inc. (RILY)	World Acceptance Corporation (WRLD)	Beyond, Inc. (BBBY)
Oppenheimer Holdings Inc. (OPY)	GreenDot Corporation (GDOT)	PC Connection, Inc. (CNXN)

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

In fiscal 2025, the Company paid the following dividends:

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

In fiscal 2026, the Company paid the following dividends:

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
•
On May 5, 2026, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on May 20, 2026. The dividend was paid on June 1, 2026 and totaled $5.8 million.

See Note 20 to the Company’s consolidated financial statements for more information regarding our dividends.

Equity Compensation Plan Information

The following table provides information as of June 30, 2026 with respect to the shares of our common stock that may be issued under existing equity compensation plans:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and restricted stock units	(b) Weighted-average exercise price of outstanding options, warrants, and restricted stock units		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	840,469	$8.70	(1)	1,350,928	(2)
Equity compensation plans not approved by security holders	—	—		—
	840,469	$8.70	(1)	1,350,928	(2)

1.
The weighted-average exercise prices are calculated including the restricted stock units ("RSUs") as rights to acquire shares with an exercise price assumed to be zero. The weighted-average exercise price of stock options for all outstanding stock options excluding RSUs was $10.63.
2.
Represents shares that are available for future issuance under the Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan"). All of the 2014 Plan shares that are available for future issuance include the following award types: stock options, stock appreciation rights, restricted stock units, restricted stock, and other "full-value" awards.

Share Repurchase Program

In April 2018, the Company's board of directors approved a share repurchase program, which since has been amended to authorize the Company to purchase up to 3.3 million shares of its common stock. As of June 30, 2026, 1,321,003 shares had been repurchased and 2,000,000 shares remain authorized for repurchase under the program.

Under the share repurchase program, we may repurchase shares of our common stock from time to time at prevailing market prices, depending on market conditions, through open market or privately negotiated transactions. Subject to applicable securities laws, repurchases may be made at such times and in amounts as management deems appropriate. We are not obligated to repurchase any shares under the program, and repurchases under the program may be discontinued if management determines that additional repurchases are not warranted.

We did not repurchase any shares during the quarter ended June 30, 2026.

Recent Sales of Unregistered Equity Securities

In connection with its acquisition of Monex Deposit Company and certain related entities in January 2026, the Company issued 560,000 shares of its common stock. The consideration equaled $49.9 million, of which $19.2 million was attributable to the shares. The shares were issued in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act").

The Company sold an aggregate of 3,370,787 shares of its common stock to TPM, S.A. De C.V., a controlled subsidiary of Tether Global Investment Fund, S.I.C.A.F., S.A. at a price per share of $44.50 in cash. The sale was settled in two tranches on February 9, 2026 and May 5, 2026 for aggregate consideration of $150.0 million. The shares were issued in reliance upon Section 4(a)(2) of the Securities Act.

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

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and related notes to aid in the understanding of our results of operations and financial condition. We have omitted discussion of our fiscal year 2024 results where it would be redundant to the discussion previously included in Item 7 of our fiscal year 2025 Annual Report on Form 10-K. Our discussion is organized as follows:

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
•
Liquidity and financial condition. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt as of June 30, 2026, sources of liquidity and the amount of financial capacity available to fund our future commitments and other financing arrangements.
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

Effective December 2, 2025, the Company changed its name to Gold.com, Inc. and transferred the listing of its common shares from the Nasdaq Stock Market to the New York Stock Exchange ("NYSE"). The shares of the Company are now being traded on the NYSE under the symbol "GOLD" as of December 2, 2025. Prior to December 2025, Gold.com, Inc. was operating as A-Mark Precious Metals, Inc.

Wholesale Sales & Ancillary Services

The Company operates its Wholesale Sales & Ancillary Services segment directly under the "A-Mark" brand and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS"), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), AM Precious Metals Singapore PTE Ltd., and Sunshine Minting, Inc. ("SMI").

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. We sell thousands of coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a numismatics showroom in Hong Kong and a trading center in Costa Mesa, California. The trading center, for buying and selling precious metals, is available to receive orders 24 hours every day, even when many major world commodity markets are closed. We offer our customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, we purchase product directly from the U.S. Mint, and also purchase product from other sovereign mints, for sale to our customers.

During fiscal 2026 and prior, we marketed our goods and services to international markets through our AMTAG subsidiary, which has operated an overseas office in Vienna, Austria since 2009. We decided to close our office in Vienna effective early fiscal 2027 and have begun the process to dissolve AMTAG. Marketing operations previously conducted in Vienna have been shifted to other company offices.

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

In April 2026, we acquired the remaining equity interests in Sunshine Minting, Inc. ("SMI") that we did not previously own. SMI is a leading domestic and global supplier of precious metal mint products with manufacturing facilities in Nevada and Idaho, as well as a joint venture in Shanghai, China. As the primary supplier of precious metal blanks struck by the United States Mint to create bullion, and a trusted partner to many of the world's largest sovereign mints, SMI also manufactures legal tender bullion for several countries, serving sovereign governments, major marketing companies, financial institutions, corporations, and private groups around the world.

Direct-to-Consumer

The Company operates its Direct-to-Consumer ("DTC") segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), SGI, Pinehurst, AMS Holding, LLC ("AMS"), AM LPM Singapore PTE Ltd., Monex Deposit Company ("Monex") and through its investment in Silver Gold Bull, Inc. ("SGB"). JMB has several wholly-owned subsidiaries, including: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline owns 100% of AM IP Assets, LLC ("AMIP"). SGB and Goldline each have a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites. JMB owns and operates numerous websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, CyberMetals.com, GoldPrice.org, SilverPrice.org, BGASC.com, BullionMax.com, and Gold.com. Typically, JMB offers approximately 8,000 different products during a fiscal year, measured by stock keeping units or SKUs, on its websites. This number can vary over time, particularly when demand is high and certain SKUs may be out of stock.

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

In 2014, the Company acquired its initial ownership interest in SGB, a leading e-commerce precious metals retailer in Canada. Through its website, SilverGoldBull.com, SGB offers a variety of products from gold, silver, platinum, and palladium in the form of bars, coins and rounds, as well as certified coins from mints around the world. In 2018 and 2022, the Company made incremental investments to increase its ownership interest in SGB to 47.4% as of June 2022. Also in June 2022, the Company acquired an option to purchase an additional 27.6% of the outstanding equity of SGB to bring the Company's ownership interest up to 75%. In June 2024, the Company exercised part of its option and acquired an additional 8% ownership interest in SGB for $9.6 million, increasing its ownership interest to 55.4%, at which point SGB became a consolidated subsidiary of the Company. The increased investment in SGB allows the Company to continue its strategy to further expand internationally, particularly in Canada.

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

After decades of collaboration, in January 2026, we acquired Monex, one of the largest and most established direct-to-consumer precious metals dealers in the US. Monex was founded in 1987 and provides investors with access to gold, silver, platinum, and palladium through a full-service platform along with vault storage.

Secured Lending

The Company operates its Secured Lending segment through its wholly-owned subsidiary, Collateral Finance Corporation, LLC, including its wholly-owned subsidiary, CFC Alternative Investments (“CAI”) (collectively “CFC”).

CFC is a California licensed finance lender that originates and acquires commercial loans secured primarily by bullion and numismatic coins. CFC's customers include coin and precious metal dealers, investors, and collectors. As of June 30, 2026, CFC had $115.1 million in secured loans outstanding, of which 2% were acquired from third parties (some of which may be customers of the Company) and approximately 98% were originated by CFC.

CAI is a holding company that has a 50%-ownership stake in Collectible Card Partners, LLC ("CCP") as of June 30, 2026. CCP provides capital to fund commercial loans secured by graded sports cards. (See Note 14.) Effective July 2026, CAI's ownership interest in CCP increased to 75%.

Our Strategy

The Company was formed in 1965 and has grown into a significant participant in the bullion and coin markets, with $25.5 billion in revenues for fiscal year 2026. We have remained active in seeking investment opportunities to strategically enhance our business, and also continue to focus on growth in the volume of our business, our geographic presence, and the scope of complementary products, services, and technological tools that we offer to our customers. In doing so, we seek to leverage off the strengths of our existing integrated operations, which span trading, e-commerce, distribution, logistics, minting, storage, hedging, financing, and consignment products and services, including:

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

Our Customers

Our customers include financial institutions, bullion retailers, industrial manufacturers and fabricators, sovereign mints, refiners, coin and metal dealers, investors, collectors, and e-commerce and other retail customers. The Company makes a two-way market in its wholesale operations, which results in many customers also operating as our suppliers in that segment. This diverse base of wholesale customers purchases a variety of products from the Company in a multitude of grades, primarily in the form of coins and bars. Our Direct-to-Consumer segment sells to (and, through certain subsidiaries, buys from) retail customers, with JMB, SGB, Pinehurst, Monex, and AMS focusing on e-commerce operations and Goldline marketing through various traditional and e-commerce channels to the investor community. The Direct-to-Consumer segment offers these customers a variety of gold, silver, copper, platinum, and palladium products.

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

The Company also sells and delivers gold, silver, platinum, palladium, and copper products directly to customers and the investor community through its Direct-to-Consumer segment. Customers may place orders online at one of the Company's websites or over the phone.

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

In addition, the Company earns revenue by providing storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors, and collectors worldwide and by providing storage and order-fulfillment services to our retail customers. The Company also earns fees for facilitating specialized auctions of numismatics, through providing minting and refining services, and from advertisements placed on our Direct-to-Consumer websites. These revenue streams represent less than 5% of the Company’s consolidated revenues.

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

Performance Metrics

In addition to financial statement indicators, management also utilizes key operational metrics to assess the performance of our business. Monex's performance metrics have been included in our consolidated financial results as of January 2, 2026 and SMI's performance metrics have been included in our consolidated financial results as of April 1, 2026.

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

RESULTS OF OPERATIONS

Overview of Results of Operations

Consolidated Results of Operations for the Years Ended June 30, 2026 and 2025

The operating results of our business were as follows (in thousands, except per share and performance metrics data):

Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$25,513,409	100.000%	$10,978,614	100.000%	$14,534,795	132.4%
Gross profit	453,144	1.776%	210,916	1.921%	$242,228	114.8%
Selling, general, and administrative expenses	(275,582)	(1.080%)	(139,193)	(1.268%)	$136,389	98.0%
Depreciation and amortization expense	(34,752)	(0.136%)	(22,920)	(0.209%)	$11,832	51.6%
Interest income	25,634	0.100%	25,948	0.236%	$(314)	(1.2%)
Interest expense	(61,110)	(0.240%)	(46,203)	(0.421%)	$14,907	32.3%
Earnings (losses) from equity method investments	4,391	0.017%	(2,825)	(0.026%)	$7,216	255.4%
Other (expense) income, net	(1,927)	(0.008%)	2,031	0.018%	$(3,958)	(194.9%)
Remeasurement gain (loss) on pre-existing equity interests	4,136	0.016%	(5,143)	(0.047%)	$9,279	180.4%
Losses on foreign exchange	(4,412)	(0.017%)	(1,341)	(0.012%)	$3,071	229.0%
Net income before provision for income taxes	109,522	0.429%	21,270	0.194%	$88,252	414.9%
Income tax expense	(20,907)	(0.082%)	(5,426)	(0.049%)	$15,481	285.3%
Net income	88,615	0.347%	15,844	0.144%	$72,771	459.3%
Net income (loss) attributable to noncontrolling interests	6,274	0.025%	(1,476)	(0.013%)	$7,750	525.1%
Net income attributable to the Company	$82,341	0.323%	$17,320	0.158%	$65,021	375.4%

Basic and diluted net income per share attributable to Gold.com, Inc.:

Per Share Data:
Basic	$3.11		$0.73		$2.38	326.0%
Diluted	$3.02		$0.71		$2.31	325.4%

Performance Metrics:(1)
Gold ounces sold	2,032,000		1,642,000		390,000	23.8%
Silver ounces sold	73,563,500		73,643,000		(79,500)	(0.1%)
Inventory turnover ratio	13.8		9.1		4.7	51.6%
Number of secured loans at period end	367		445		(78)	(17.5%)

(1)
See "Segment Results of Operations" for a description of additional metrics not listed above.

Revenues

in thousands, except performance metrics
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$25,513,409	100.000%	$10,978,614	100.000%	$14,534,795	132.4%
Performance Metrics
Gold ounces sold	2,032,000		1,642,000		390,000	23.8%
Silver ounces sold	73,563,500		73,643,000		(79,500)	(0.1%)

Revenues for the year ended June 30, 2026 increased $14.535 billion, or 132.4%, to $25.513 billion from $10.979 billion in 2025. Excluding an increase of $8.323 billion of forward sales, our revenues increased $6.212 billion, or 94.8%, which was due to higher average selling prices of gold and silver as well as an increase in gold ounces sold, partially offset by a decrease in silver ounces sold. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025, AMS in April 2025, Monex in January 2026, and SMI in April 2026, whose results were not included, or were not fully included in the same year-ago period.

Gold ounces sold for the year ended June 30, 2026 increased 390,000 ounces, or 23.8%, to 2,032,000 ounces from 1,642,000 ounces in 2025. Silver ounces sold for the year ended June 30, 2026 decreased 79,500 ounces, or 0.1%, to 73,563,500 ounces from 73,643,000 ounces in 2025. On average, selling prices for gold increased by 51.1% and selling prices for silver increased by 112.5% during the year ended June 30, 2026 as compared to the prior year.

Gross Profit

in thousands, except performance metric
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$453,144	1.776%	$210,916	1.921%	$242,228	114.8%
Performance Metric
Inventory turnover ratio	13.8		9.1		4.7	51.6%

Gross profit for the year ended June 30, 2026 increased $242.2 million, or 114.8%, to $453.1 million from $210.9 million in 2025. The overall gross profit increase was due to an increase in gross profits earned by both the Wholesale Sales & Ancillary Services segment and the Direct-to-Consumer segment, including the acquisitions of SGI, Pinehurst, AMS, Monex, and SMI, whose results were not included or were not fully included in the same year-ago period.

The Company’s overall gross margin percentage for the year ended June 30, 2026 decreased by 14.5 basis points to 1.776% from 1.921% in 2025. Excluding forward sales that had a negligible impact on the amount of gross profit, our gross margin percentage for the year ended June 30, 2026 increased by 33.1 basis points to 3.550% from 3.219%, which was primarily due to an increase in our retail market activity and wider premium spreads, partially offset by lower trading profits.

Our inventory turnover ratio for the year ended June 30, 2026 increased by 51.6% to 13.8 from 9.1 in 2025. The increase in our inventory turnover ratio was primarily due to higher revenue, including higher forward sales, partially offset by higher average inventory balances.

Selling, General and Administrative Expense

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(275,582)	(1.080%)	$(139,193)	(1.268%)	$136,389	98.0%

Selling, general, and administrative expenses for the year ended June 30, 2026 increased $136.4 million, or 98.0%, to $275.6 million from $139.2 million in 2025. The change was primarily due to: (i) an increase in compensation expense of $85.8 million, (ii) higher advertising costs of $20.4 million, (iii) an increase in insurance costs of $8.7 million, (iv) an increase in consulting and professional fees of $7.4 million, (v) an increase in bank service and credit card fees of $4.7 million, and (vi) an increase in facilities expense of $4.3 million. Selling, general and administrative expenses for the year ended June 30, 2026 included $104.3 million of expenses incurred by SGI, Pinehurst, AMS, Monex, and SMI, whose results were not included, or were not fully included in the same year-ago period. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $32.1 million from the prior year period.

Depreciation and Amortization Expense

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(34,752)	(0.136%)	$(22,920)	(0.209%)	$11,832	51.6%

Depreciation and amortization expense for the year ended June 30, 2026 increased $11.8 million, or 51.6%, to $34.8 million from $22.9 million in 2025 primarily due to (i) an increase in amortization expense of $11.6 million relating to an increase in intangible asset amortization from intangible assets acquired through our acquisitions of SGI, Pinehurst, AMS, Monex, and SMI, and (ii) an increase in depreciation expense of $5.8 million due to an increase in capital expenditures, partially offset by (iii) a decrease of $5.6 million in JMB and SGB intangible asset amortization.

Interest Income

in thousands, except performance metric
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$25,634	0.100%	$25,948	0.236%	$(314)	(1.2%)
Performance Metric
Number of secured loans at period-end	367		445		(78)	(17.5%)

Interest income for the year ended June 30, 2026 decreased $0.3 million, or 1.2%, to $25.6 million from $25.9 million in 2025. The aggregate decrease in interest income was due to a decrease in interest earned of $2.4 million by our Wholesale Sales & Ancillary Services segment, partially offset by an increase in interest income earned by our Secured Lending segment of $1.0 million and an increase in interest income earned by our DTC segment of $1.1 million.

Interest Expense

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(61,110)	(0.240%)	$(46,203)	(0.421%)	$14,907	32.3%

Interest expense for the year ended June 30, 2026 increased $14.9 million, or 32.3%, to $61.1 million from $46.2 million in 2025. The increase in interest expense was primarily due to: (i) an increase of $11.0 million related to precious metals leases driven by higher overall borrowings, partially offset by a decrease in interest rates, and (ii) higher interest and fees of $8.0 million related to product financing arrangements due to higher interest rates and fees, partially offset by (iii) a decrease of $5.4 million associated with our Trading Credit Facility due to reduced borrowings.

Earnings (Losses) from Equity Method Investments

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$4,391	0.017%	$(2,825)	(0.026%)	$7,216	255.4%

Earnings (losses) from equity method investments for the year ended June 30, 2026 increased $7.2 million, or 255.4%, to earnings of $4.4 million from a loss of $2.8 million in 2025 due to increased earnings of our equity method investees.

Other Income and Expense, Net

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Other (expense) income, net	$(1,927)	(0.008%)	$2,031	0.018%	$(3,958)	(194.9%)

Other income and expense, net for the year ended June 30, 2026 decreased $4.0 million, or 194.9%, to expense of $1.9 million from income of $2.0 million in 2025. The change in other income and expense, net was primarily due to a $3.0 million unrealized loss on our holdings of XAU₮ stablecoin.

Remeasurement Gain (Loss) on Pre-Existing Equity Interests

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Remeasurement gain (loss) on pre-existing equity interests	$4,136	0.016%	$(5,143)	(0.047%)	$9,279	180.4%

The Company incurred remeasurement gains and losses on our pre-existing equity interests related to our acquisitions of Pinehurst in February 2025, AMS in April 2025, and SMI in April 2026. See further details in Note 1.

Gains and Losses on Foreign Exchange

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Losses on foreign exchange	$(4,412)	(0.017%)	$(1,341)	(0.012%)	$3,071	229.0%

Losses on foreign exchange for the year ended June 30, 2026 increased $3.1 million, or 229.0%, to $4.4 million from $1.3 million in 2025. The change in our gains and losses on foreign exchange was primarily due to increased sales in Canada.

Income Tax Expense

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Income tax expense	$(20,907)	(0.082%)	$(5,426)	(0.049%)	$15,481	285.3%

Our income tax expense was $20.9 million and $5.4 million for the years ended June 30, 2026 and 2025. Our effective tax rate was approximately 19.1% and 25.5% for the years ended June 30, 2026 and 2025, respectively, primarily due to the effects of state and local income taxes, net of federal tax benefit, excess tax benefit from share-based compensation, acquisition-related adjustments, and other permanent differences. Fiscal 2026 included foreign tax credits, foreign tax effects related principally to our Hong Kong operations, and tax effects of entity reorganization. Fiscal 2025 included one-time tax effects related to the Company's acquisitions of Pinehurst and AMS and related transaction costs.

SEGMENT RESULTS OF OPERATIONS

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending.

Results of Operations — Wholesale Sales & Ancillary Services Segment

The Company operates its Wholesale Sales & Ancillary Services segment directly under the "A-Mark" brand and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services ("TDS"), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), AM Precious Metals Singapore PTE, Ltd., and Sunshine Minting, Inc. ("SMI"). The Wholesale Sales & Ancillary Services segment includes the consolidating eliminations of inter-segment transactions and unallocated segment adjustments.

Overview of Results of Operations for the Years Ended June 30, 2026 and 2025

— Wholesale Sales & Ancillary Services Segment

The operating results of our Wholesale Sales & Ancillary Services segment were as follows (in thousands, except performance metrics data):

Year Ended June 30,	2026			2025			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$19,415,193	(a)	100.000%	$8,695,357	(a)	100.000%	$10,719,836	123.3%
Gross profit	139,794		0.720%	85,875		0.988%	$53,919	62.8%
Selling, general, and administrative expenses	(104,023)		(0.536%)	(59,019)		(0.679%)	$45,004	76.3%
Depreciation and amortization expense	(7,310)		(0.038%)	(3,909)		(0.045%)	$3,401	87.0%
Interest income	12,702		0.065%	15,134		0.174%	$(2,432)	(16.1%)
Interest expense	(46,113)		(0.238%)	(37,709)		(0.434%)	$8,404	22.3%
Earnings (losses) from equity method investments	4,258		0.022%	(2,982)		(0.034%)	$7,240	242.8%
Other (expense) income, net	(9,542)		(0.049%)	1,299		0.015%	$(10,841)	(834.6%)
Remeasurement gain (loss) on pre-existing equity interests	4,136		0.021%	(5,143)		(0.059%)	$9,279	180.4%
Gains (losses) on foreign exchange	61		0.000%	(806)		(0.009%)	$867	107.6%
Net loss before provision for income taxes	$(6,037)		(0.031%)	$(7,260)		(0.083%)	$(1,223)	(16.8%)

Performance Metrics:
Gold ounces sold	1,154,000			1,145,000			9,000	0.8%
Silver ounces sold	44,955,500			56,611,000			(11,655,500)	(20.6%)
Wholesale Sales ticket volume	148,800			130,606			18,194	13.9%

(a)
Revenues are presented net of inter-segment transactions; see Note 19 for further information.

Revenues — Wholesale Sales & Ancillary Services

in thousands, except performance metrics
Year Ended June 30,	2026			2025			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$19,415,193	(a)	100.000%	$8,695,357	(a)	100.000%	$10,719,836	123.3%
Performance Metrics
Gold ounces sold	1,154,000			1,145,000			9,000	0.8%
Silver ounces sold	44,955,500			56,611,000			(11,655,500)	(20.6%)
Wholesale Sales ticket volume	148,800			130,606			18,194	13.9%

(a)
Revenues are presented net of inter-segment transactions; see Note 19 for further information.

Revenues for the year ended June 30, 2026 increased $10.720 billion, or 123.3%, to $19.415 billion from $8.695 billion in 2025. Excluding an increase in forward sales of $8.323 billion, our revenues increased $2.397 billion, which was due to higher average selling prices of gold and silver and an increase in gold ounces sold, partially offset by a decrease in silver ounces sold. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025 and SMI in April 2026, whose results were not included, or were not fully included in the same year-ago period.

Gold ounces sold for the year ended June 30, 2026 increased 9,000 ounces, or 0.8%, to 1,154,000 ounces from 1,145,000 ounces in 2025. Silver ounces sold for the year ended June 30, 2026 decreased 11,655,500 ounces, or 20.6%, to 44,955,500 ounces from 56,611,000 ounces in 2025. On average, selling prices for gold increased by 52.4% and selling prices for silver increased by 107.4% during the year ended June 30, 2026 as compared to the prior year.

The Wholesale Sales ticket volume for the year ended June 30, 2026 increased by 18,194 tickets, or 13.9% to 148,800 tickets from 130,606 tickets in 2025.

Gross Profit — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$139,794	0.720%	$85,875	0.988%	$53,919	62.8%

Gross profit for the year ended June 30, 2026 increased $53.9 million, or 62.8%, to $139.8 million from $85.9 million in 2025. The gross profit increase was primarily due to wider premium spreads, partially offset by lower trading profits. Gross profit also increased due to the acquisitions of SGI and Pinehurst in February 2025 and SMI in April 2026, whose results were not included, or were not fully included in the same year-ago period.

This segment’s profit margin percentage decreased by 26.8 basis points to 0.720% from 0.988% in 2025. The decrease in gross margin percentage was mainly attributable to the impact of increased forward sales and lower trading profits, partially offset by wider premium spreads.

Excluding forward sales that had a negligible impact on the amount of gross profit, this segment's gross margin percentage for the year ended June 30, 2026 increased by 8.5 basis points to 2.097% from 2.012% in the prior year. Forward sales increase revenues but are associated with negligible gross profit. The Company enters into forward contracts to hedge its precious metals price risk exposure and not for speculative purposes.

Selling, General and Administrative Expenses — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(104,023)	(0.536%)	$(59,019)	(0.679%)	$45,004	76.3%

Selling, general, and administrative expenses for the year ended June 30, 2026 increased $45.0 million, or 76.3%, to $104.0 million from $59.0 million in 2025. The change was primarily due to: (i) an increase in compensation expense of $29.8 million, (ii) an increase in insurance costs of $6.2 million, (iii) higher advertising costs of $4.5 million, (iv) an increase in facilities expense of $1.8 million, and (v) an increase bank service and credit card fees of $0.3 million. Selling, general and administrative expenses for the year ended June 30, 2026 included $21.6 million of expenses incurred by SGI, Pinehurst, and SMI, whose results were not included, or were not fully included in the same year-ago period. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $23.4 million from the prior year period.

Depreciation and Amortization Expense — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(7,310)	(0.038%)	$(3,909)	(0.045%)	$3,401	87.0%

Depreciation and amortization expense for the year ended June 30, 2026 increased $3.4 million, or 87.0%, to $7.3 million from $3.9 million in 2025 primarily due to an increase in depreciation expense due to an increase in capital expenditures.

Interest Income — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest income	$12,702	0.065%	$15,134	0.174%	$(2,432)	(16.1%)

Interest income for the year ended June 30, 2026 decreased $2.4 million, or 16.1%, to $12.7 million from $15.1 million in 2025. The overall decrease was primarily due to: (i) a decrease in interest earned from repurchase arrangements with customers of $2.7 million, and (ii) a decrease in interest income earned from spot deferred trade orders of $2.2 million, partially offset by (iii) a $2.0 million increase in interest income earned from margin orders.

Interest Expense — Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(46,113)	(0.238%)	$(37,709)	(0.434%)	$8,404	22.3%

Interest expense for the year ended June 30, 2026 increased $8.4 million, or 22.3%, to $46.1 million from $37.7 million in 2025. The overall increase was primarily due to: (i) an increase of $11.0 million from precious metals leases driven by higher overall borrowings, partially offset by a decrease in interest rates, and (ii) higher interest and fees of $1.5 million related to product financing arrangements due to higher interest rates and fees, partially offset by (iii) a decrease of $5.6 million in connection with our Trading Credit Facility due to reduced borrowings.

Earnings (Losses) from Equity Method Investments— Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Earnings (losses) from equity method investments	$4,258	0.022%	$(2,982)	(0.034%)	$7,240	242.8%

Earnings (losses) from equity method investments for the year ended June 30, 2026 increased $7.2 million, or 242.8%, to earnings of $4.3 million from a loss of $3.0 million in 2025 due to increased earnings of our equity method investees.

Other Income and Expense, Net - Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Other (expense) income, net	$(9,542)	(0.049%)	$1,299	0.015%	$(10,841)	(834.6%)

Other income and expense, net for the year ended June 30, 2026 decreased $10.8 million, or 834.6%, to expense of $9.5 million from income of $1.3 million in 2025. The change in other income and expense, net was primarily due to an increase in expense related to contingent consideration fair value adjustments related to our acquisition of LPM of $5.6 million as well as a $3.0 million unrealized loss on our holdings of XAU₮ stablecoin.

Remeasurement Gain (Loss) on Pre-Existing Equity Interests - Wholesale Sales & Ancillary Services

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Remeasurement gain (loss) on pre-existing equity interests	$4,136	0.021%	$(5,143)	(0.059%)	$9,279	180.4%

The Company incurred remeasurement gains and losses on our pre-existing equity interests in Pinehurst in February 2025, AMS in April 2025, and SMI in April 2026 through the acquisition of the remaining equity interests it did not previously own. See further details in Note 1.

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

Overview of Results of Operations for the Years Ended June 30, 2026 and 2025

— Direct-to-Consumer Segment

The operating results of our Direct-to-Consumer ("DTC") segment were as follows (in thousands, except performance metrics data):

Year Ended June 30,	2026			2025			Change
	$		% of revenue	$		% of revenue	$	%
Revenues	$6,098,216	(a)	100.000%	$2,283,257	(a)	100.000%	$3,814,959	167.1%
Gross profit	313,350		5.138%	125,041		5.476%	$188,309	150.6%
Selling, general, and administrative expenses	(170,337)		(2.793%)	(78,995)		(3.460%)	$91,342	115.6%
Depreciation and amortization expense	(27,428)		(0.450%)	(19,007)		(0.832%)	$8,421	44.3%
Interest income	1,231		0.020%	146		0.006%	$1,085	743.2%
Interest expense	(8,774)		(0.144%)	(2,255)		(0.099%)	$6,519	289.1%
Other income, net	7,552		0.124%	—		—%	$7,552	—%
Losses on foreign exchange	(4,473)		(0.073%)	(535)		(0.023%)	$3,938	736.1%
Net income before provision for income taxes	$111,121		1.822%	$24,395		1.068%	$86,726	355.5%

Performance Metrics:
Gold ounces sold	878,000			497,000			381,000	76.7%
Silver ounces sold	28,608,000			17,032,000			11,576,000	68.0%
Number of new customers	526,300			1,129,200			(602,900)	(53.4%)
Number of active customers	783,100			581,300			201,800	34.7%
Number of total customers	4,722,300			4,196,000			526,300	12.5%
DTC ticket volume from new customers	330,825			197,894			132,931	67.2%
DTC ticket volume from pre-existing customers	987,792			606,511			381,281	62.9%
DTC total ticket volume	1,318,617			804,405			514,212	63.9%
DTC average order value	$4,642			$2,866			$1,776	62.0%
JMB average order value	$2,794			$2,156			$638	29.6%

(a)
Includes inter-segment sales; see Note 19 for further information.

Revenues — Direct-to-Consumer

in thousands, except performance metrics
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Revenues	$6,098,216	100.000%	$2,283,257	100.000%	$3,814,959	167.1%
Performance Metrics:
Gold ounces sold	878,000		497,000		381,000	76.7%
Silver ounces sold	28,608,000		17,032,000		11,576,000	68.0%
Number of new customers	526,300		1,129,200		(602,900)	(53.4%)
Number of active customers	783,100		581,300		201,800	34.7%
Number of total customers	4,722,300		4,196,000		526,300	12.5%
DTC ticket volume from new customers	330,825		197,894		132,931	67.2%
DTC ticket volume from pre-existing customers	987,792		606,511		381,281	62.9%
DTC total ticket volume	1,318,617		804,405		514,212	63.9%
DTC average order value	$4,642		$2,866		$1,776	62.0%
JMB average order value	$2,794		$2,156		$638	29.6%

Revenues for the year ended June 30, 2026 increased $3.815 billion, or 167.1%, to $6.098 billion from $2.283 billion in 2025. The increase in revenue was due to an increase in gold and silver ounces sold and higher average selling prices of gold and silver. Revenues also increased due to the acquisitions of SGI and Pinehurst in February 2025, AMS in April 2025, and Monex in January 2026, whose results were not included, or were not fully included in the same year-ago period.

Gold ounces sold for the year ended June 30, 2026 increased 381,000 ounces, or 76.7%, to 878,000 ounces from 497,000 ounces in 2025. Silver ounces sold for the year ended June 30, 2026 increased 11,576,000 ounces, or 68.0%, to 28,608,000 ounces from 17,032,000 ounces in 2025.

On average, selling prices for gold increased by 45.4% and selling prices for silver increased by 109.7% during the year ended June 30, 2026 as compared to the prior year.

The number of new customers for the year ended June 30, 2026 decreased 602,900, or 53.4%, to 526,300 from 1,129,200 in 2025. The number of active customers for the year ended June 30, 2026 increased 201,800, or 34.7% to 783,100 from 581,300 in 2025. The number of total customers as of June 30, 2026 increased 526,300, or 12.5% to 4,722,300 from 4,196,000 as of June 30, 2025. These changes in customer-based metrics were primarily due to the acquisitions of Pinehurst and SGI in February 2025, AMS in April 2025, and Monex in January 2026, as well as JMB's activity. Approximately 33% of the new customers for the fiscal year ended June 30, 2026 were attributable to the acquisition of Monex and approximately 79% of the new customers for the fiscal year ended June 30, 2025 were attributable to the acquisitions of SGI, Pinehurst and AMS.

As of June 30, 2026, the number of total CyberMetals customers was 42,600, and CyberMetals customer assets under management were $16.6 million.

For the year ended June 30, 2026, the Direct-to-Consumer ticket volume related to new customers increased by 132,931 tickets, or 67.2%, to 330,825 tickets from 197,894 tickets in 2025. For the year ended June 30, 2026, Direct-to-Consumer ticket volume related to pre-existing customers increased by 381,281 tickets, or 62.9%, to 987,792 tickets from 606,511 tickets in 2025. For the year ended June 30, 2026, the Direct-to-Consumer total ticket volume increased by 514,212 tickets, or 63.9%, to 1,318,617 tickets from 804,405 tickets in 2025. These changes in ticket volumes were primarily due to the acquisitions of Pinehurst in February 2025 and AMS in April 2025, as well as JMB's activity.

For the year ended June 30, 2026, the Direct-to-Consumer average order value increased by $1,776, or 62.0%, to $4,642 from $2,866 in 2025.

Gross Profit — Direct-to-Consumer

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Gross profit	$313,350	5.138%	$125,041	5.476%	$188,309	150.6%

Gross profit for the year ended June 30, 2026 increased by $188.3 million, or 150.6%, to $313.4 million from $125.0 million in 2025. The increase in gross profit was primarily driven by JMB, AMS, SGB, SGI, and Monex. The results from SGI, Pinehurst, AMS, and Monex were not included, or were not fully included in the same year-ago period

For the year ended June 30, 2026, the Direct-to-Consumer segment's profit margin percentage decreased by 33.8 basis points to 5.138% from 5.476% in 2025. The decrease in the gross profit margin percentage was primarily due to lower gross profit margins from SGB and SGI, partially offset by higher gross profit margin percentages of JMB, Goldline, and AMS.

Selling, General and Administrative Expense — Direct-to-Consumer

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Selling, general, and administrative expenses	$(170,337)	(2.793%)	$(78,995)	(3.460%)	$91,342	115.6%

Selling, general, and administrative expenses for the year ended June 30, 2026 increased $91.3 million, or 115.6%, to $170.3 million from $79.0 million in 2025. The change was primarily due to: (i) an increase in compensation expense of $56.3 million, (ii) an increase in advertising costs of $15.9 million, (iii) higher consulting and professional fees of $7.2 million, (iv) an increase in bank service and credit card fees of $4.4 million, (v) an increase in insurance costs of $2.5 million, (vi) an increase in facilities expenses of $2.2 million, and (vii) an increase in information technology costs of $0.2 million. Selling, general and administrative expenses for the year ended June 30, 2026 included $82.6 million of expenses incurred by SGI, Pinehurst, AMS, and Monex, whose results were not included, or were not fully included in the same year-ago period. Excluding the increase from newly acquired subsidiaries, our selling, general and administrative expenses increased $8.7 million from the prior year period.

Depreciation and Amortization Expense — Direct-to-Consumer

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Depreciation and amortization expense	$(27,428)	(0.450%)	$(19,007)	(0.832%)	$8,421	44.3%

Depreciation and amortization expense for the year ended June 30, 2026, increased $8.4 million, or 44.3%, to $27.4 million from $19.0 million in 2025 primarily due to an increase in amortization expense of $11.1 million relating to intangible assets acquired through our acquisitions of SGI, AMS, and Monex, and an increase in depreciation expense of $2.8 million due to an increase in capital expenditures, partially offset by a $5.6 million decrease in intangible asset amortization expense related to JMB and SGB.

Interest expense — Direct-to-Consumer

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Interest expense	$(8,774)	(0.144%)	$(2,255)	(0.099%)	$6,519	289.1%

Interest expense for the year ended June 30, 2026 increased $6.5 million to $8.8 million from $2.3 million in 2025. The increase was primarily related to higher interest and fees related to product financing arrangements due to higher interest rates and higher overall borrowings.

Other Income, Net— Direct-to-Consumer

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Other income, net	$7,552	0.124%	$—	—%	$7,552	—%

Other income, net for the year ended June 30, 2026 increased $7.6 million to $7.6 million from $0.0 million in 2025. The increase was primarily due to contingent consideration fair value adjustments related to our acquisitions of Monex and AMS.

Gains and Losses on Foreign Exchange— Direct-to-Consumer

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of revenue	$	% of revenue	$	%
Losses on foreign exchange	$(4,473)	(0.073%)	$(535)	(0.023%)	$3,938	736.1%

Losses on foreign exchange for the year ended June 30, 2026 increased $3.9 million to $4.5 million from $0.5 million in 2025. The change in our gains and losses on foreign exchange was primarily due to increased sales in Canada.

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

Overview of Results of Operations for the Years Ended June 30, 2026 and 2025

— Secured Lending Segment

The operating results of our Secured Lending segment were as follows (in thousands, except performance metrics data):

in thousands, except performance metrics
Year Ended June 30,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$11,701	100.000%	$10,668	100.000%	$1,033	9.7%
Interest expense	(6,223)	(53.183%)	(6,239)	(58.483%)	$(16)	(0.3%)
Selling, general, and administrative expenses	(1,222)	(10.444%)	(1,179)	(11.052%)	$43	3.6%
Depreciation and amortization expense	(14)	(0.120%)	(4)	(0.037%)	$10	250.0%
Earnings from equity method investments	133	1.137%	157	1.472%	$(24)	(15.3%)
Other income, net	63	0.538%	732	6.862%	$(669)	(91.4%)
Net income before provision for income taxes	$4,438	37.928%	$4,135	38.761%	$303	7.3%

Performance Metric:
Number of secured loans at period end	367		445		(78)	(17.5%)

Interest Income — Secured Lending

in thousands, except performance metric
Year Ended June 30,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Interest income	$11,701	100.000%	$10,668	100.000%	$1,033	9.7%
Performance Metric
Number of secured loans at period-end	367		445		(78)	(17.5%)

Interest income for the year ended June 30, 2026 increased $1.0 million, or 9.7%, to $11.7 million from $10.7 million in 2025. The increase in interest income earned from the segment’s secured loan portfolio was primarily due to higher average monthly loan balances, partially offset by fewer loans outstanding. The number of secured loans outstanding decreased by 78, or 17.5% to 367 from 445 as of June 30, 2025.

Interest Expense — Secured Lending

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Interest expense	$(6,223)	(53.183%)	$(6,239)	(58.483%)	$(16)	(0.3%)

Interest expense for the year ended June 30, 2026 decreased $0.0 million, or 0.3%, to $6.2 million from $6.2 million in 2025. The change in interest expense was not significant.

Selling, General and Administrative Expenses — Secured Lending

in thousands
Year Ended June 30,	2026		2025		Change
	$	% of interest income	$	% of interest income	$	%
Selling, general, and administrative expenses	$(1,222)	(10.444%)	$(1,179)	(11.052%)	$43	3.6%

Selling, general, and administrative expenses for the year ended June 30, 2026 increased $0.0 million, or 3.6%, to $1.2 million from $1.2 million in 2025. The change in selling, general, and administrative expenses was not significant.

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

See below for the reconciliation of this non-GAAP financial performance measure to its most closely comparable U.S. GAAP measure on our financial statements (in thousands):

Year Ended June 30,	2026	2025	Change
	$	$	$	%
Net income before provision for income taxes	$109,522	$21,270	$88,252	414.9%
Adjustments:
Remeasurement (gain) loss on pre-existing equity interests	(4,136)	5,143	$(9,279)	(180.4%)
Contingent consideration fair value adjustment	(890)	(1,140)	$(250)	(21.9%)
Acquisition costs	692	4,866	$(4,174)	(85.8%)
Amortization of acquired intangibles	24,362	18,316	$6,046	33.0%
Depreciation expense	10,390	4,604	$5,786	125.7%
Adjusted net income before provision for income taxes (non-GAAP)	$139,940	$53,059	$86,881	163.7%

Adjustments

Remeasurement gains or losses. When we acquired a controlling interest in SGB in June 2024, the remaining outstanding equity interests of Pinehurst in February 2025, AMS in April 2025, and SMI in April 2026, we had previously owned a noncontrolling equity interest. We are required to estimate the fair value of our pre-existing equity investment as well as any options to acquire additional equity interests and record the change in the value as a remeasurement gain or loss in our consolidated statements of income. We exclude these remeasurement gains and losses when we evaluate our on-going operational performance and to facilitate comparison of period-to-period operational performance.

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

Earnings Before Interest, Taxes, Depreciation, and Amortization

Overview

In addition to the non-GAAP financial performance measure discussed in the section above, we use the non-GAAP liquidity measure “earnings before interest, taxes, depreciation, and amortization” or "EBITDA" to evaluate our business operations before investing activities, interest, and income taxes. Management and external users of our consolidated financial statements, such as industry analysts and investors, may use EBITDA to compare business operations with other publicly traded companies. Investors are cautioned, however, that the definition of EBITDA is not uniform, and other public companies may utilize different measures of EBITDA.

Reconciliation

We calculate EBITDA by eliminating from net income or loss the following items: (i) interest income, (ii) interest expense, (iii) amortization expenses related to intangible assets acquired, (iv) depreciation expense, and (v) income tax expense.

Management believes the most directly comparable GAAP financial measure is “net cash provided by or used in operating activities” presented in the consolidated statement of cash flows. Below is the reconciliation of net income and net cash provided by or used in operating activities to EBITDA (in thousands):

Year Ended June 30,	2026	2025	Change
Reconciliation of Net Income to EBITDA:	$	$	$	%
Net income	$88,615	$15,844	$72,771	459.3%
Adjustments:
Interest income	(25,634)	(25,948)	$(314)	(1.2%)
Interest expense	61,110	46,203	$14,907	32.3%
Amortization of acquired intangibles	24,362	18,316	$6,046	33.0%
Depreciation expense	10,390	4,604	$5,786	125.7%
Income tax expense	20,907	5,426	$15,481	285.3%
	91,135	48,601	$42,534	87.5%

Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$179,750	$64,445	$115,305	178.9%

Reconciliation of Operating Cash Flows to EBITDA:
Net cash provided by operating activities	$1,222,784	$152,347	$1,070,437	702.6%
Changes in operating working capital	(1,101,089)	(103,889)	$997,200	959.9%
Interest expense	61,110	46,203	$14,907	32.3%
Interest income	(25,634)	(25,948)	$(314)	(1.2%)
Income tax expense	20,907	5,426	$15,481	285.3%
Earnings (losses) from equity method investments	4,391	(2,825)	$7,216	255.4%
Remeasurement gain (loss) on pre-existing equity interests	4,136	(5,143)	$9,279	180.4%
Share-based compensation	(2,407)	(1,594)	$813	51.0%
Amortization of loan cost	(4,267)	(4,092)	$175	4.3%
Other	(181)	3,960	$(4,141)	(104.6%)
Earnings before interest, taxes, depreciation, and amortization (non-GAAP)	$179,750	$64,445	$115,305	178.9%

Cash Flow Data:
Net cash provided by operating activities	$1,222,784	$152,347	$1,070,437	702.6%
Net cash used in investing activities	$(90,078)	$(104,665)	$(14,587)	(13.9%)
Net cash used in financing activities	$(632,471)	$(18,577)	$613,894	3,304.6%

LIQUIDITY AND FINANCIAL CONDITION

Primary Sources and Uses of Cash

Overview

Liquidity refers to the availability of cash for the Company to meet all of our cash needs. Our sources of liquidity principally include cash from operations, precious metals leases, Trading Credit Facility (see “Lines of Credit” below), and product financing arrangements.

A substantial portion of our assets are liquid. As of June 30, 2026, approximately 86% of our assets consisted of cash, receivables, derivative assets, secured loans receivables, precious metals held under financing arrangements, and inventories, measured at fair value. Cash generated from the sales or financing of our precious metals products is our primary source of operating liquidity. Among other things, these include our product financing arrangements, liabilities on borrowed metals, and precious metals leases. Typically, the Company acquires its inventory by: (i) purchasing inventory from its suppliers by utilizing our own capital and lines of credit; (ii) borrowing precious metals from its suppliers under short-term arrangements which may bear interest at a designated rate, and (iii) repurchasing inventory at an agreed-upon price based on the spot price on the specified repurchase date.

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

We continually review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and available credit facilities, can appropriately support our anticipated financing needs. The Company also continually monitors its current and forecasted cash requirements and draws upon and pays down its debt obligations so as to minimize interest expense. See Note 15 to the Company's consolidated financial statements.

Lines of Credit

in thousands
	June 30, 2026	June 30, 2025	Change
Lines of credit	$—	$345,000	$(345,000)

Effective December 21, 2021, the Company entered into a committed borrowing facility (the "Trading Credit Facility") with CIBC Bank USA, as agent and joint lead arranger, and a syndicate of banks. As of June 30, 2026, the Trading Credit Facility provided the Company with access up to $427.5 million and has a maturity date of September 30, 2027. (See Note 15.)

When needed, the Company uses funds drawn under the Trading Credit Facility to purchase metals from its suppliers and for other operating cash flow purposes. Our CFC subsidiary also uses funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Notes Payable

in thousands
	June 30, 2026	June 30, 2025	Change
Notes payable — short-term	$4,000	$3,994	$6
Notes payable — long-term	206	3,349	(3,143)
	$4,206	$7,343	$(3,137)

In April 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The CCP Note has been amended to expire April 1, 2028. As of June 30, 2026 and June 30, 2025 the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million. See Note 14 to the Company's consolidated financial statements.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of June 30, 2026, the dividend was paid in full, including a dividend paid to the Company from SGB in September 2024 of $7.5 million.

In February 2025 in connection with the acquisition of Pinehurst, the Company assumed a promissory note with the former majority owner of Pinehurst for $3.1 million. This promissory note had a maturity date of August 1, 2026 and bore interest at a rate of 5% per annum. The promissory note was repaid in full during the three months ended June 30, 2026.

Liabilities on Borrowed Metals and Precious Metals Leases

in thousands
	June 30, 2026	June 30, 2025	Change
Liabilities on borrowed metals	$776,061	$46,051	$730,010

Precious metals leases	$1,687,603	$246,540	$1,441,063

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

We lease precious metals from our suppliers and customers under short-term arrangements, in which the lease terms and interest rates are established at lease inception. Precious metals leases are included in deferred revenue and other advances on the consolidated balance sheet. Amounts under these arrangements may be settled in precious metals or cash.

Product Financing Arrangements

in thousands
	June 30, 2026	June 30, 2025	Change
Product financing arrangements	$89,249	$484,733	$(395,484)

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

Secured Loans Receivable

in thousands
	June 30, 2026	June 30, 2025	Change
Secured loans receivable	$115,128	$94,037	$21,091

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

Dividends

The Company’s board of directors has adopted a regular quarterly cash dividend policy of $0.20 per common share ($0.80 per share on an annual basis). The declaration of regular cash dividends in the future is subject to the determination each quarter by the board of directors. Below is a summary of dividends paid to stockholders in the year ended June 30, 2026.

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

•
On May 5, 2026, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on May 20, 2026. The dividend was paid on June 1, 2026 and totaled $5.8 million.

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

The following summarizes components of our consolidated statements of cash flows (in thousands):

Year Ended	June 30, 2026	June 30, 2025	Change
Net cash provided by operating activities	$1,222,784	$152,347	$1,070,437
Net cash used in investing activities	$(90,078)	$(104,665)	$(14,587)
Net cash used in financing activities	$(632,471)	$(18,577)	$613,894

For the periods presented, our principal capital requirements have been to fund (i) working capital and (ii) financing activity. Our working capital requirements fluctuated with market conditions, the availability of precious metals, and the volatility of precious metals commodity pricing.

Net Cash Flows From Operating Activities

Operating activities provided $1.223 billion and provided $152.3 million in cash for the year ended June 30, 2026 and 2025, respectively, representing a $1.070 billion change compared to the year ended June 30, 2025. The period over period change was primarily due to net changes in working capital, which includes deferred revenue and other advances, inventories, derivative assets and liabilities, liabilities on borrowed metals, and accounts payable and other payables, as well as an increase in net income adjusted for non-cash items.

Net Cash Flows From Investing Activities

Investing activities used $90.1 million and used $104.7 million in cash for the year ended June 30, 2026 and 2025, respectively, representing a $14.6 million change compared to the year ended June 30, 2025. This period over period change was primarily due to a decrease in cash used in acquisitions of businesses of $79.5 million which is due to the acquisitions of SGI and Pinehurst in February 2025 compared to the acquisitions of Monex in January 2026 and SMI in April 2026. This was partially offset by: (i) higher outflows of $40.1 million associated with the secured loans receivables in the current period, (ii) a $6.4 million increase in purchases of long-term investments, (iii) a $2.0 million increase in capital expenditures for property, plant and equipment, (iv) a decrease in net proceeds from sale of marketable securities of $1.7 million, and (v) a $1.7 million increase in purchases of intangible assets.

Net Cash Flows From Financing Activities

Financing activities used $632.5 million and used $18.6 million in cash for the year ended June 30, 2026 and 2025, respectively, representing a $613.9 million change compared to the year ended June 30, 2025. This period over period change was primarily due to: (i) a decrease in cash provided from our net borrowings and repayments of $445.0 million under our Trading Credit Facility, (ii) a decrease in cash provided of $310.5 million related to our product financing arrangements, and (iii) an increase in dividends paid of $3.7 million, partially offset by (iv) a $140.0 million increase in proceeds from the issuance of common stock due to the common stock issuance to Tether, (v) a reduction of $8.4 million in repayments of notes payable to a related party, (vi) reduced outflows of $5.1 million from the decrease in repurchases of our common stock, and (vii) a $1.5 million decrease of debt funding issuance costs.

Capital Resources

We believe that our current cash availability under the Trading Credit Facility, product financing arrangements, financing derived from borrowed and leased metal arrangements and the cash we anticipate generating from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements, and commitments through at least the next twelve months.

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

Open sale and purchase commitments in our trading activities are subject to changes in value between the date the purchase or sale price is fixed (the trade date) and the date the metal is received or delivered (the settlement date). We seek to minimize the effect of price changes of the underlying commodity through the use of forward and futures contracts. Our open sale and purchase commitments generally settle within two business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand.

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

The Company enters into these derivative transactions solely for the purpose of hedging our inventory holding risk, and not for speculative market purposes. Due to the nature of our hedging strategy, we are not using hedge accounting as defined under Accounting Standards Codification ("ASC") Topic 815 Derivatives and Hedging ("ASC 815"). Unrealized gains or losses resulting from our forward and futures contracts are reported as cost of sales with the related amounts due from or to counterparties reflected as derivative assets or liabilities. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are net settled, the unrealized gains and losses are reversed and the realized gains and losses for forward contracts are recorded in revenue and cost of sales, respectively, and the net realized gains and losses for futures are recorded in cost of sales.

The Company’s net gains and losses on derivative instruments totaled gains of $11.8 million and losses of $101.0 million, for the years ended June 30, 2026 and 2025, respectively. These were substantially offset by the changes in fair market value of the underlying precious metals inventory, which is also recorded in cost of sales in the consolidated statements of income.

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

	June 30, 2026	June 30, 2025
Inventories	$2,360,336	$1,279,545

Less unhedgeable inventories:
Collectible coin inventory, held at lower of cost or net realizable value	(91,339)	(68,193)
Premium on metals position	(11,245)	(35,295)
Precious metal value not hedged	(102,584)	(103,488)

Commitments at market:
Open inventory purchase commitments	1,463,181	1,149,622
Open inventory sales commitments	(2,659,026)	(521,442)
Margin sales commitments	(30,480)	(27,446)
In-transit inventory no longer subject to market risk	(23,934)	(18,801)
Unhedgeable premiums on open commitment positions	1,885	10,345
Borrowed precious metals	(776,061)	(46,051)
Product financing arrangements	(89,249)	(484,733)
Advances on industrial metals	1,248	584
	(2,112,436)	62,078

Precious metals inventory subject to price risk	145,316	1,238,135

Precious metals subject to derivative financial instruments:
Precious metals forward contracts at market values	(407,606)	927,990
Precious metals futures contracts at market values	548,051	310,645
Total market value of derivative financial instruments	140,445	1,238,635

Net precious metals inventory subject to commodity price risk	$4,871	$(500)

We are exposed to the risk of default of the counterparties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. As of June 30, 2026, we believe our risk of counterparty default is limited based on our evaluation of the creditworthiness of our major counterparties, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

We had the following outstanding sale and purchase commitments and open forward and futures contracts, which are normal and recurring, in nature (in thousands):

	June 30, 2026	June 30, 2025
Purchase commitments	$1,463,181	$1,149,622
Sales commitments	$(2,659,026)	$(521,442)
Margin sales commitments	$(30,480)	$(27,446)
Open forward contracts	$(407,606)	$927,990
Open futures contracts	$548,051	$310,645
Foreign exchange forward contracts	$212	$6,618

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

Revenue Recognition

The Company accounts for a majority of its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between the trade and settlement dates, the Company enters into forward contracts that meet the definition of a derivative in accordance with the ASC 815. The Company records the derivative at the trade date with any corresponding unrealized gain (loss), shown as component of cost of sales in the consolidated statements of income. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. When these contracts are settled, the unrealized gains and losses are reversed, and revenue is recognized for contracts that are physically settled. For contracts that are net settled, the realized gains and losses are recorded in cost of sales, with the exception of forward contracts, where their associated realized gains and losses are recorded in revenue and cost of sales, respectively.

Also, the Company recognizes its sale of collectible coins, storage, logistics, licensing, specialized auction, minting and refining, and other services revenues in accordance with ASC 606, Revenue from Contracts with Customers, which follows five basic steps to determine whether revenue can be recognized: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company’s inventory, except for certain lower of cost or net realizable value basis products (as described below), is subsequently recorded at its fair market value. The daily changes in the fair market value of our inventory are offset by daily changes in the fair market value of hedging derivatives that are taken with respect to our inventory positions; both the change in the fair market value of the inventory and the change in the fair market value of these derivative instruments are recorded in cost of sales in the consolidated statements of income.

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

The Company enters into financing arrangements with certain customers under which the Company purchases precious metals products that are subject to repurchase by the customer at the fair value of the product on the repurchase date. The Company or the counterparty may typically terminate any such arrangement with 14 days' notice. Upon termination the customer’s rights to repurchase any remaining inventory is forfeited.

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

In the fiscal third quarter of 2025, the Company experienced a sustained decline in its stock price, which resulted in a market capitalization that was below the Company’s book value. The Company considered this a triggering event for interim impairment testing of the related goodwill, definite-live intangible assets and property for its material reporting units in fiscal year 2025.

The Company performed a quantitative assessment for these reporting units and concluded that the fair value of the reporting units exceeded their carrying value. Therefore, no impairment was recorded. The Company determined the fair value of the reporting unit using a discounted cash flow ("DCF") model. The Company also used a market-based approach, which considered economic and comparable company metrics, to corroborate the fair value results. The determination of fair value using the DCF model requires significant judgment including the projection of cash flows and the selection of appropriate discount rates. The cash flows for each reporting unit are based on the Company’s internal forecast. The discount rate used in the DCF model is an estimate of the weighted average cost of capital for the reporting units, which takes into account the relative risk of the cash flows and the time value of money.

If the Company’s future results or the anticipated timing of the recovery do not meet current expectations, it could result in a future impairment charge. There can be no assurance that the Company’s estimates and assumptions regarding the projected cash flows and discount rates made for purposes of the impairment tests will prove to be accurate predictions of the future.

Income Taxes

As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with Income Taxes Topic 740 of the ASC ("ASC 740"). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognize the impact of a tax position in the financial statements if the position is not more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes interest and penalties related to certain uncertain tax positions as a component of income tax expense, and the accrued interest and penalties are included in deferred and income taxes payable in the Company's consolidated balance sheets. See Note 13 to the Company's consolidated financial statements for more information on the Company’s accounting for income taxes.

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

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. The Company believes its risk of counterparty default is limited as a result of such evaluation and the short-term duration of these arrangements.

See Note 12 to the Company's consolidated financial statements, “Derivative Instruments and Hedging Transactions”.

The Company is also exposed to the changes in the spot price of gold through its investment in the XAU₮ stablecoin. A 10% increase or decrease in the spot price of gold would not have a material impact on the consolidated financial statements.

Foreign Exchange Risk

Foreign exchange risk represents exposures to changes in the values of current holdings and future cash flows denominated in currencies other than the U.S. dollar. The types of instruments exposed to this risk include foreign currency denominated receivables and payables and future cash flows in foreign currencies arising from foreign exchange transactions.

The functional currency of our foreign subsidiaries is the U.S. dollar and therefore, we do not believe our exposure to foreign exchange risk related to these entities is material.

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

We manage the interest rate risks related to our interest income generating activities by increasing our secured loan interest rates and finance product pricing in response to rising interest rates. While our weighted-average effective interest rates on these products only partially mitigates the effect of interest rates related to our product financing arrangements and Trading Credit Facility, we do not believe our exposure to interest rate risk is material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gold.com, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Gold.com, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 9, 2026 expressed an unqualified opinion.

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

Newport Beach, California

September 9, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gold.com, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Gold.com, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2026, and our report dated September 9, 2026 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Monex Deposit Company, a wholly-owned subsidiary, or Sunshine Minting, Inc., a wholly-owned subsidiary. Monex Deposit Company’s financial statements reflect total assets and revenues constituting twenty and one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2026. Sunshine Minting, Inc.’s financial statements reflect total assets and revenues constituting two and one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2026. As indicated in Management’s Report, Monex Deposit Company and Sunshine Minting, Inc. were acquired during 2026. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Monex Deposit Company and Sunshine Minting, Inc.

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

/s/ GRANT THORNTON LLP

Newport Beach, California

September 9, 2026

GOLD.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 30, 2026	June 30, 2025

ASSETS
Current assets
Cash	$577,976	$77,741
Receivables, net	196,037	137,723
Derivative assets	317,976	134,515
Secured loans receivable	115,128	94,037
Inventories:
Inventories	1,561,851	794,812
Restricted inventories	798,485	484,733
	2,360,336	1,279,545
Income tax receivable	2,148	4,575
Prepaid expenses and other assets	34,750	15,359
Total current assets	3,604,351	1,743,495
Operating lease right of use assets	31,659	22,843
Property, plant, and equipment, net	71,064	45,509
Goodwill	250,803	228,650
Intangibles, net	146,318	137,314
Long-term investments	26,986	33,015
Other long-term assets	5,738	4,605
Total assets	$4,136,919	$2,215,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Liabilities on borrowed metals	$776,061	$46,051
Product financing arrangements	89,249	484,733
Accounts payable and other payables	38,778	22,248
Deferred revenue and other advances (including amounts from related parties of $1,453,942 and $0 as of June 30, 2026 and June 30, 2025, respectively)	2,139,974	426,904
Derivative liabilities	39,918	96,177
Accrued liabilities	58,789	34,021
Notes payable	4,000	3,994
Total current liabilities	3,146,769	1,114,128
Lines of credit	—	345,000
Notes payable	206	3,349
Deferred tax liabilities	14,615	18,335
Other liabilities	36,963	31,948
Total liabilities	3,198,553	1,512,760
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, authorized 10,000,000 shares; issued and outstanding: none as of June 30, 2026 or June 30, 2025	—	—
Common stock, par value $0.01; 40,000,000 shares authorized; 29,121,293 and 24,639,386 shares issued and outstanding as of June 30, 2026 and June 30, 2025, respectively	292	247
Additional paid-in capital	351,545	184,998
Accumulated other comprehensive income	140	212
Retained earnings	523,736	464,059
Total Gold.com, Inc. stockholders’ equity	875,713	649,516
Noncontrolling interests	62,653	53,155
Total stockholders’ equity	938,366	702,671
Total liabilities and stockholders’ equity	$4,136,919	$2,215,431

See accompanying Notes to the Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Year Ended June 30,
	2026	2025	2024
Revenues	$25,513,409	$10,978,614	$9,699,039
Cost of sales	25,060,265	10,767,698	9,525,784
Gross profit	453,144	210,916	173,255
Selling, general, and administrative expenses	(275,582)	(139,193)	(89,800)
Depreciation and amortization expense	(34,752)	(22,920)	(11,397)
Interest income	25,634	25,948	27,168
Interest expense	(61,110)	(46,203)	(39,531)
Earnings (losses) from equity method investments	4,391	(2,825)	4,044
Other (expense) income, net	(1,927)	2,031	2,071
Remeasurement gain (loss) on pre-existing equity interests	4,136	(5,143)	16,669
Gains (losses) on foreign exchange	(4,412)	(1,341)	299
Net income before provision for income taxes	109,522	21,270	82,778
Income tax expense	(20,907)	(5,426)	(13,745)
Net income	88,615	15,844	69,033
Net income (loss) attributable to noncontrolling interests	6,274	(1,476)	487
Net income attributable to the Company	$82,341	$17,320	$68,546
Basic and diluted net income per share attributable to Gold.com, Inc.:
Basic	$3.11	$0.73	$2.97
Diluted	$3.02	$0.71	$2.84

Weighted-average shares outstanding:
Basic	26,435,700	23,625,900	23,091,700
Diluted	27,262,600	24,441,500	24,120,800

See accompanying Notes to the Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in	Retained	Accumulated other comprehensive	Treasury Stock		Total Gold.com, Inc. Stockholders'	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2023	23,672,122	$237	$169,034	$440,639	$(1,025)	(335,735)	$(9,762)	$599,123	$1,270	$600,393
Net income	—	—	—	68,546	—	—	—	68,546	487	69,033
Share-based compensation	—	—	1,923	—	—	—	—	1,923	—	1,923
Common stock issued for acquisition	—	—	—	(367)	—	139,455	3,881	3,514	—	3,514
Noncontrolling ownership contributions and adjustments	—	—	(3,613)	—	—	—	—	(3,613)	52,466	48,853
Cumulative translation adjustment, net of tax	—	—	—	—	1,086	—	—	1,086	—	1,086
Exercise of share-based awards	269,601	2	1,960	—	—	—	—	1,962	—	1,962
Net settlement of share-based awards	23,704	1	(547)	—	—	—	—	(546)	—	(546)
Repurchases of common stock	—	—	—	—	—	(815,756)	(22,396)	(22,396)	—	(22,396)
Dividends declared	—	—	14	(41,980)	—	—	—	(41,966)	—	(41,966)
Balance, June 30, 2024	23,965,427	240	168,771	466,838	61	(1,012,036)	(28,277)	607,633	54,223	661,856
Net income (loss)	—	—	—	17,320	—	—	—	17,320	(1,476)	15,844
Share-based compensation	—	—	1,594	—	—	—	—	1,594	—	1,594
Common stock issued for acquisition	423,234	4	11,499	(1,256)	—	1,181,548	33,371	43,618	—	43,618
Noncontrolling ownership interest acquisition	—	—	—	—	—	—	—	—	408	408
Cumulative translation adjustment, net of tax	—	—	—	—	151	—	—	151	—	151
Exercise of share-based awards	235,668	2	3,303	—	—	—	—	3,305	—	3,305
Net settlement of share-based awards	15,057	1	(178)	—	—	—	—	(177)	—	(177)
Repurchases of common stock	—	—	—	—	—	(30,057)	(875)	(875)	—	(875)
Repurchases of common stock - related party	—	—	—	—	—	(139,455)	(4,219)	(4,219)	—	(4,219)
Dividends declared	—	—	9	(18,843)	—	—	—	(18,834)	—	(18,834)
Balance, June 30, 2025	24,639,386	247	184,998	464,059	212	—	—	649,516	53,155	702,671
Net income	—	—	—	82,341	—	—	—	82,341	6,274	88,615
Noncontrolling ownership interest acquisition	—	—	—	—	—	—	—	—	3,224	3,224
Share-based compensation	—	—	2,407	—	—	—	—	2,407	—	2,407
Common stock issued for acquisition	626,878	6	21,206	—	—	—	—	21,212	—	21,212
Common stock issued in private placement, net of offering costs	3,370,787	34	140,004	—	—	—	—	140,038	—	140,038
Cumulative translation adjustment, net of tax	—	—	—	—	(72)	—	—	(72)	—	(72)
Exercise of share-based awards	460,492	5	3,707	—	—	—	—	3,712	—	3,712
Net settlement of share-based awards	23,750	—	(787)	—	—	—	—	(787)	—	(787)
Dividends declared	—	—	10	(22,664)	—	—	—	(22,654)	—	(22,654)
Balance, June 30, 2026	29,121,293	$292	$351,545	$523,736	$140	—	$—	$875,713	$62,653	$938,366

See accompanying Notes to the Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2026	2025	2024
Cash flows from operating activities:
Net income	$88,615	$15,844	$69,033
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34,752	22,920	11,397
Amortization of loan cost	4,267	4,092	2,447
Share-based compensation	2,407	1,594	1,923
Remeasurement (gain) loss on pre-existing equity interests	(4,136)	5,143	(16,669)
Losses (earnings) from equity method investments	(4,391)	2,825	(4,044)
Other	181	(3,960)	(2,214)
Changes in assets and liabilities:
Receivables, net	(32,126)	(57,604)	16,754
Secured loans made to affiliates	—	16	56
Derivative assets	(181,458)	(18,992)	(36,243)
Income tax receivable	2,427	(606)	—
Precious metals held under financing arrangements	—	—	3,464
Inventories	(158,855)	(22,072)	(52,758)
Prepaid expenses and other assets	(923)	(3,386)	(1,168)
Accounts payable and other payables	5,661	(17,354)	(16,285)
Deferred revenue and other advances (including amounts from related parties of $1,453,942, $0, and $0 during the years ended June 30, 2026 2025, and 2024, respectively)	1,583,854	150,156	65,180
Derivative liabilities	(56,259)	69,109	18,265
Liabilities on borrowed metals	(71,011)	14,058	9,878
Accrued liabilities	9,779	(9,436)	(7,097)
Income tax payable	—	—	(985)
Net cash provided by operating activities	1,222,784	152,347	60,934
Cash flows from investing activities:
Capital expenditures for property, plant, and equipment	(12,708)	(10,678)	(7,256)
Acquisition of businesses, net of cash acquired	(35,074)	(114,609)	(31,871)
Purchase of long-term investments	(6,400)	—	(2,113)
Purchase of stablecoin	(20,000)	—	—
Purchase of intangible assets	(1,720)	—	(8,515)
Secured loans receivable, net	(21,081)	19,035	(12,489)
Purchase of marketable securities	—	(2,549)	—
Proceeds from sale of marketable securities	—	4,213	—
Other	6,905	(77)	(1,353)
Net cash used in investing activities	(90,078)	(104,665)	(63,597)
Cash flows from financing activities:
Product financing arrangements, net	(395,484)	(85,031)	157,541
Dividends paid	(22,504)	(18,804)	(41,845)
Borrowings under lines of credit	3,472,500	1,960,000	1,893,000
Repayments under lines of credit	(3,817,500)	(1,860,000)	(1,883,000)
Repayment of notes	—	(197)	(95,000)
Proceeds from notes payable to related party	—	—	3,448
Repayments on notes payable to related party	—	(8,367)	—
Net proceeds from the issuance of common stock	140,038	—	—
Repurchases of common stock	—	(901)	(22,307)
Repurchases of common stock from a related party	—	(4,219)	—
Debt funding issuance costs	(2,641)	(4,186)	(3,323)
Proceeds from the exercise of share-based awards	3,712	3,305	1,962
Payments for tax withholding related to net settlement of share-based awards	(785)	(177)	(546)
Other	(9,807)	—	2,051
Net cash (used in) provided by financing activities	(632,471)	(18,577)	11,981
Net increase in cash	500,235	29,105	9,318
Cash, beginning of period	77,741	48,636	39,318
Cash, end of period	$577,976	$77,741	$48,636
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$50,958	$42,608	$34,244
Non-cash investing and financing activities:
Property, plant, and equipment acquired on account	$388	$39	$—
Common stock issued for acquisitions	$19,208	$43,618	$3,514
Loss on reissuance of treasury stock	$—	$1,256	$367
Addition of right of use assets under lease obligations	$4,342	$2,160	$5,773
Contingent consideration payable for acquisition of business	$5,200	$6,600	$2,800

See accompanying Notes to the Consolidated Financial Statements

GOLD.COM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation

The consolidated financial statements comprise those of Gold.com, Inc. (also referred to as "we", "us", the "Company", and "Gold.com"), its consolidated subsidiaries, and its joint ventures in which the Company has a controlling interest. Prior to December 2025, Gold.com, Inc. was operating as A-Mark Precious Metals, Inc.

Business Segments

The Company conducts its operations in three reportable segments: (i) Wholesale Sales & Ancillary Services, (ii) Direct-to-Consumer, and (iii) Secured Lending. See Note 19 for further information regarding our reportable segments.

Wholesale Sales & Ancillary Services

The Company operates its Wholesale Sales & Ancillary Services segment directly under the "A-Mark" brand and through its consolidated subsidiaries, A-Mark Trading AG (“AMTAG”), Transcontinental Depository Services, LLC ("TDS"), A-M Global Logistics, LLC (“AMGL” or "Logistics"), AM&ST Associates, LLC ("AMST" or the "Silver Towne Mint"), AM/LPM Ventures, LLC, which owns a majority interest in LPM Group Limited ("LPM"), Spectrum Group International, LLC, which was formed in February 2025 to acquire all of the stock of Spectrum Group International, Inc. ("SGI"), Pinehurst Coin Exchange, Inc. ("Pinehurst"), AM Precious Metals Singapore PTE Ltd., and Sunshine Minting, Inc. ("SMI").

The Wholesale Sales & Ancillary Services segment operates as a full-service precious metals company. We offer gold, silver, platinum, and palladium in the form of bars, plates, powder, wafers, grain, ingots, and coins. We sell thousands of coin and bar products in a variety of weights, shapes, and sizes for distribution to dealers and other qualified purchasers. We have a marketing and numismatics showroom in Hong Kong and a trading center in Costa Mesa, California. The trading center for buying and selling precious metals is available to receive orders 24 hours every day, even when many major world commodity markets are closed. We offer our customers a variety of ancillary services, including financing, storage, consignment, logistics, and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver, platinum, and palladium coins, we purchase product directly from the U.S. Mint, and also purchase product from other sovereign mints, for sale to our customers.

We previously marketed our goods and services to international markets through our AMTAG subsidiary, which operated an overseas office in Vienna, Austria since 2009. We decided to close our office in Vienna effective early fiscal 2027 and have begun the process to dissolve AMTAG. Marketing operations previously conducted in Vienna have been shifted to other company offices.

Through its wholly-owned subsidiary TDS, the Company offers a variety of managed storage options for precious metals products to financial institutions, dealers, investors, and collectors around the world.

The Company's wholly-owned subsidiary AMGL is based in Las Vegas, Nevada, and provides our customers an array of complementary services, including receiving, handling, inventorying, processing, packing, and shipping of precious metals and custom coins securely.

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

Total consideration to acquire SGI was $103.3 million, consisting of $46.0 million in cash and 1,671,654 shares of our common stock paid to the selling shareholders of SGI, repayment of debt obligations held by SGI as of the acquisition date of $11.0 million, $0.4 million related to the settlement of pre-existing payables due to the Company, and $0.4 million of noncontrolling interest in consolidated subsidiaries of SGI. 1,181,548 shares of the share consideration issued at the acquisition date were reissuances of our treasury stock. Of the share consideration, 66,872 shares were subject to a holdback to satisfy potential indemnification obligations, and were issued, net of any claims, equally at the nine and 18 month anniversaries of the acquisition date.

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

Assets acquired and liabilities assumed were recorded based on valuations derived from estimated fair value assessment and assumptions. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates or assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the purchase price recorded and fair values of assets acquired and liabilities assumed through our acquisition of SGI as of the acquisition date (in thousands):

Cash	$46,000
Common stock	43,618
Holdback consideration - common stock	1,818
Repayment of debt	11,017
Settlement of pre-existing payables	419
Noncontrolling interest	408
Total purchase price	$103,280

Cash	$11,264
Receivables, net	25,164
Inventories	102,587
Other current assets	4,559
Property, plant, and equipment, net	6,108
Operating lease right of use assets	12,047
Trade names	4,000
In-process research and development	1,500
Developed technology	1,500
Existing customer relationships	12,000
Other long-term assets	2,698
Total identifiable assets acquired	183,427
Product financing arrangements	(52,020)
Accounts payable and other payables	(9,789)
Deferred revenue and other advances	(9,381)
Accrued liabilities	(9,935)
Operating lease liability	(12,347)
Other liabilities	(513)
Net identifiable assets acquired	89,442
Goodwill	13,838
Total purchase price	$103,280

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of SGI resulted in the recognition of $13.8 million of goodwill, which we believe relates primarily to the resulting synergies of utilizing the Company's established integrated precious metals platform with SGI's underlying customer base and our ability to expand operations into adjacent markets. The goodwill created as a result of the acquisition of SGI is not deductible for tax purposes.

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

Pinehurst

In 2019, the Company acquired its initial 10% ownership interest in Pinehurst Coin Exchange, Inc. ("Pinehurst"). In 2021, the Company made an incremental investment to increase its ownership interest in Pinehurst to 49%. In February 2025, the Company acquired the additional 51% ownership interest in Pinehurst it did not previously own for upfront consideration of $6.5 million, contingent consideration of an additional $5.3 million upon the achievement of certain performance benchmarks, repayment of debt obligations held by Pinehurst as of the acquisition date of $16.9 million, and $4.3 million related to the settlement of pre-existing receivables due from the Company. Founded in 2005, Pinehurst services the wholesale and retail marketplace and is one of the nation's largest e-commerce retailers of modern and numismatic certified coins on eBay. Pinehurst's financial results attributable to its wholesale operations are included in our Wholesale Sales & Ancillary Services segment, and the financial results attributable to its retail operations are included in our Direct-to-Consumer segment.

The acquisition of the controlling interest in Pinehurst was accounted for as a business combination achieved in stages. As a result of the change in control, the Company was required to remeasure its pre-existing equity investment in Pinehurst at fair value prior to consolidation. We estimated the fair value of our 49% pre-existing ownership interest in Pinehurst to be $6.9 million. The remeasurement resulted in a net pretax loss of $7.0 million, which is presented in the Company's consolidated statements of income as remeasurement loss on pre-existing equity interests.

The value of the pre-existing equity as of the acquisition date was based on a valuation derived from estimated fair value assessments and assumptions. These fair value assessments were determined using a market approach.

Concurrently with the acquisition of Pinehurst, we assumed a promissory note for $3.1 million with the former majority owner of Pinehurst, and entered into a consulting agreement with him through 2028.

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

We may be required to pay contingent consideration up to $5.3 million in cash in connection with the acquisition of Pinehurst if certain pre-tax earnings targets are met through the third anniversary of the acquisition as well as if certain net tangible asset thresholds were met as of June 30, 2025. As of the acquisition date, the fair value of this contingent consideration was $0.7 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of June 30, 2025, the fair value of the contingent consideration remained at $0.7 million, which was classified as accrued liabilities on our consolidated balance sheet.

Assets acquired and liabilities assumed were recorded based on valuations derived from estimated fair value assessment and assumptions. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates or assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the purchase price recorded and fair values of assets acquired and liabilities assumed through our acquisition of Pinehurst as of the acquisition date (in thousands):

Cash	$6,500
Pre-existing equity method investment	6,933
Repayment of debt	16,903
Contingent consideration	700
Settlement of pre-existing receivables	(4,325)
Total purchase price	$26,711

Cash	$4,334
Receivables, net	4,481
Inventories	17,767
Other current assets	1,962
Property, plant, and equipment, net	763
Operating lease right of use asset	1,734
Trade names	1,000
Existing customer relationships	1,000
Total identifiable assets acquired	33,041
Accounts payable and other payables	(2,380)
Deferred revenue and other advances	(1,655)
Accrued liabilities	(210)
Operating lease liability	(1,734)
Other liabilities	(3,104)
Net identifiable assets acquired	23,958
Goodwill	2,753
Total purchase price	$26,711

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Pinehurst resulted in the recognition of $2.8 million of goodwill, which we believe relates primarily to the resulting synergies of utilizing our established integrated precious metals platform with Pinehurst's expanded product offering. The goodwill created as a result of the acquisition of Pinehurst is not deductible for tax purposes.

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

Sunshine Minting

In December 2020, the Company acquired 31.1% ownership interest in Sunshine Minting, Inc. ("SMI"). In May 2021, the Company made an incremental investment to increase its ownership interest in SMI to 44.9%. In April 2026, the Company acquired the remaining 55.1% ownership interest in SMI for upfront consideration of $22.0 million. Founded in 1979, SMI is a leader in the supply of blanks, coins, medallions, as well as a wide array of custom minted products, and operates minting facilities in Henderson, Nevada, and Shanghai, China.

The acquisition of the controlling interest in SMI was accounted for as a business combination achieved in stages. As a result of the change in control, the Company was required to remeasure its pre-existing equity investment in SMI at fair value prior to consolidation. We estimated the fair value of our 44.9% pre-existing ownership interest in SMI to be $17.9 million. The remeasurement resulted in a net pretax gain of $4.1 million, which is presented in the Company's consolidated statements of income as remeasurement gain on pre-existing equity interests. The value of the pre-existing equity as of the acquisition date was based on a valuation derived from estimated fair value assessments and assumptions. These fair value assessments were determined using a market approach.

Concurrently with the acquisition of SMI, we entered into a consulting agreement with former majority owner of SMI through March 2029.

The transaction costs related to the acquisition of SMI were not significant. The financial results of SMI were included in our consolidated financial statements as of the acquisition date as part of our Wholesale Sales & Ancillary Services segment; these amounts were not material to our consolidated financial statements.

Assets acquired and liabilities assumed were recorded based on valuations derived from estimated fair value assessment and assumptions. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates or assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the purchase price recorded and fair values of assets acquired and liabilities assumed through our acquisition of SMI as of the acquisition date (in thousands):

Cash	$22,000
Pre-existing equity method investment	17,927
Noncontrolling interest	3,224
Total purchase price	$43,151

Cash	$2,096
Receivables, net	4,393
Inventories	12,769
Other current assets	1,043
Property, plant, and equipment, net	23,351
Operating lease right of use assets	7,845
Assets held for sale	6,360
Trade names	1,000
Existing customer relationships	2,400
Proprietary knowhow	2,200
Other assets	460
Total identifiable assets acquired	63,917
Accounts payable and other payables	(1,552)
Accrued liabilities	(11,417)
Deferred tax liabilities	(4,221)
Operating lease liabilities	(7,226)
Other liabilities	(2,309)
Net identifiable assets acquired	37,192
Goodwill	5,959
Total purchase price	$43,151

We accounted for the acquisition of SMI as a business combination and determined that (i) SMI was a business which combines inputs and processes to create outputs, and (ii) substantially all of the fair value of gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.

Our purchase price allocation for the acquisition of SMI is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available, primarily related to information pertaining to working capital and tax balances. Additional information that existed as of the acquisition date but at the time was unknown to us may become known to us during the remainder of the remeasurement period, a period not to exceed 12 months from the acquisition date.

We measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. Through the acquisition of SMI, we acquired intangible assets representing existing customer relationships, proprietary knowhow, and trade names. The existing customer relationships and the proprietary knowhow acquired were determined to have a useful life of 15.0 years. The fair value of the customer relationships was estimated using an attrition methodology which considers the estimated future discounted cash flows to be derived from the existing customers as of the acquisition date. The fair value of the proprietary knowhow and trade names were estimated using a relief-from-royalty approach. Favorable lease positions are presented net of the corresponding right of use asset.

The Company acquired a building through its acquisition of SMI that was classified as held for sale as of the acquisition date. In June 2026, the Company sold this building at the recorded value upon acquisition resulting in no gain or loss on the sale.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of SMI resulted in the recognition of $6.0 million of goodwill, which we believe relates primarily to the resulting synergies of utilizing our established integrated precious metals platform with SMI's minting and refining operations. The goodwill created as a result of the acquisition of SMI is not deductible for tax purposes.

The following unaudited pro forma consolidated results of operations for the year ended June 30, 2026 and 2025 assumes that the acquisition of SMI occurred as of July 1, 2024 (in thousands):

	Year Ended June 30,
	2026	2025
Revenues	$25,508,072	$10,973,190
Net income	$76,004	$17,935

The above pro forma supplemental information does not purport to be indicative of what the Company's operations would have been had the acquisition occurred on July 1, 2024, and should not be considered indicative of future operating results. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the acquisition of SMI. The unaudited pro forma information accounts for: (i) the elimination of transactions between the Company and SMI, and (ii) adjustments to the amortization expense resulting from the estimated fair value of the acquired finite-lived intangible assets, and the resulting impact to the income tax provision.

Direct-to-Consumer

The Company operates its Direct-to-Consumer segment through its wholly-owned subsidiaries JM Bullion, Inc. (“JMB”), Goldline, Inc. (“Goldline”), SGI, Pinehurst, AMS Holding, LLC ("AMS"), AM LPM Singapore PTE Ltd., Monex Deposit Company ("Monex") and through its investment in Silver Gold Bull, Inc. ("SGB"). As of June 30, 2026, JMB had several wholly-owned subsidiaries, including: Buy Gold and Silver Corp. ("BGASC"), BX Corporation ("BullionMax"), Gold Price Group, Inc. (“GPG”), Silver.com, Inc. (“Silver.com”), Provident Metals Corp. (“PMC”), and CyberMetals Corp. ("CyberMetals"). Goldline, Inc. owns 100% of AM IP Assets, LLC ("AMIP"). SGB and Goldline each have a 50% ownership interest in Precious Metals Purchasing Partners, LLC ("PMPP"). As the context requires, references in these notes to JMB may include BGASC, BullionMax, GPG, Silver.com, PMC, and CyberMetals, and references to Goldline may include AMIP and PMPP.

JM Bullion, Inc.

JMB is a leading e-commerce retailer providing access to a broad array of gold, silver, copper, platinum, and palladium products through its websites. JMB owns and operates numerous websites targeting specific niches within the precious metals retail market, including JMBullion.com, ProvidentMetals.com, Silver.com, CyberMetals.com, GoldPrice.org, SilverPrice.org, BGASC.com, BullionMax.com, and Gold.com. Typically, JMB offers approximately 8,000 different products during a fiscal year, measured by stock keeping units or SKUs, on its websites. This number can vary over time, particularly when demand is high and certain SKUs may be out of stock.

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

Silver Gold Bull, Inc.

In 2014, the Company acquired its initial ownership interest in SGB, a leading e-commerce precious metals retailer in Canada. Through its website, SilverGoldBull.com, SGB offers a variety of products from gold, silver, platinum, and palladium in the form of bars, coins and rounds, as well as certified coins from mints around the world. In 2018 and 2022, the Company made incremental investments to increase its ownership interest in SGB to 47.4% as of June 2022. Also in June 2022, the Company acquired an option to purchase an additional 27.6% of the outstanding equity of SGB to bring the Company's ownership interest up to 75%. In June 2024, the Company exercised part of its option and acquired an additional 8% ownership interest in SGB for $9.6 million, increasing its ownership interest to 55.4%, at which point SGB became a consolidated subsidiary of the Company. The increased investment in SGB allows the Company to continue its strategy to further expand internationally, particularly in Canada.

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

AMS Holding, LLC

On April 1, 2025, the Company acquired the 90% of AMS it did not previously own, for upfront consideration of $51.0 million in cash, contingent consideration with a fair value of $5.9 million, and $13.9 million related to the settlement of pre-existing liabilities due to the Company. The foundation of AMS is a sales and marketing engine that brings together four decades of collector relationships with modern technology and compelling coin offerings that are sold through the GOVMINT brand.

The acquisition of the controlling interest in AMS was accounted for as a business combination achieved in stages. As a result of the change in control, the Company was required to remeasure its pre-existing equity investment in AMS at fair value prior to consolidation. We estimated the fair value of our 10% pre-existing ownership interest in AMS to be $6.3 million. The remeasurement resulted in a net pretax gain of $1.9 million, which is presented in the Company's consolidated statements of income as remeasurement gain (loss) on pre-existing equity interests. The value of the pre-existing equity as of the acquisition date was based on a valuation derived from estimated fair value assessments and assumptions. These fair value assessments were determined using a market approach.

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

Assets acquired and liabilities assumed were recorded based on valuations derived from estimated fair value assessment and assumptions. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates or assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the purchase price recorded and fair values of assets acquired and liabilities assumed through our acquisition of AMS as of the acquisition date (in thousands):

Cash	$50,958
Pre-existing equity method investment	6,318
Contingent consideration	5,900
Settlement of pre-existing liabilities	13,911
Total purchase price	$77,087

Cash	$1,172
Receivables, net	10,755
Inventories	28,708
Other current assets	1,602
Property, plant, and equipment, net	12,306
Operating lease right of use asset	511
Trade names	5,000
Existing customer relationships	28,000
Other assets	135
Total identifiable assets acquired	88,189
Accounts payable and other payables	(3,962)
Deferred revenue and other advances	(2,426)
Accrued liabilities	(6,680)
Operating lease liability	(514)
Other liabilities	(9,642)
Net identifiable assets acquired	64,965
Goodwill	12,122
Total purchase price	$77,087

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of AMS resulted in the recognition of $12.1 million of goodwill, which we believe relates primarily to the resulting synergies of utilizing the Company's established integrated precious metals platform with AMS's expanded product offering. Of the goodwill created as a result of the acquisition of AMS, $4.3 million is expected to be deductible for tax purposes.

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

Monex

In November 2025, the Company entered into a definitive agreement to acquire, through a wholly-owned subsidiary, all of the equity interests of Monex Deposit Company, a California limited liability company, and certain related entities ("Monex"). Monex was founded in 1987 and is a leading precious metals dealer providing investors with access to gold, silver, platinum and palladium through a full-service platform along with secure vault storage. The Company's acquisition of Monex was consummated in January 2026. The purchase price paid by the Company was $49.9 million, consisting of $19.0 million in cash, 560,000 shares of the Company's common stock, contingent consideration of an additional $5.2 million upon the achievement of specified levels of cumulative pre-tax income, and $6.5 million related to the settlement of pre-existing payables due to the Company. Of the common stock, 400,000 shares were issued and delivered on the closing date and 160,000 shares are withheld by the Company for a period of 24 months following the closing date for purposes of securing the indemnification obligations of the sellers.

The transaction costs related to the acquisition of Monex were not significant. The financial results of Monex were included in our consolidated financial statements as of the acquisition date as part of our Direct-to-Consumer segment; these amounts were not material to our consolidated financial statements.

We may be required to pay contingent consideration up to $20.0 million in cash in connection with the acquisition of Monex if certain pre-tax net income targets are met through December 31, 2027. As of the acquisition date, the fair value of this contingent consideration was $5.2 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of June 30, 2026, the fair value of the contingent consideration was $0.4 million, which was classified as accrued liabilities on our consolidated balance sheet.

Assets acquired and liabilities assumed were recorded based on valuations derived from estimated fair value assessment and assumptions. While we believe that our estimates and assumptions underlying the valuations are reasonable, different estimates or assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The following table summarizes the purchase price recorded and fair values of assets acquired and liabilities assumed through our acquisition of Monex as of the acquisition date (in thousands):

Cash	$19,000
Contingent consideration	5,200
Common stock	19,208
Settlement of pre-existing payables due to the Company	6,500
Total purchase price	$49,908

Cash	$3,831
Receivables, net	25,371
Derivative assets	2,003
Inventories:
Inventories	108,147
Restricted inventories	801,021
909,168
Other current assets	88
Property, plant, and equipment, net	39
Operating lease right of use assets	2,534
Trade names	5,800
Developed technology	2,300
Existing customer relationships	18,000
Other long-term assets	126
Total identifiable assets acquired	969,260
Liabilities on borrowed metals	(801,021)
Accounts payable and other payables	(1,896)
Deferred revenue and other advances	(129,216)
Accrued liabilities	(920)
Operating lease liability	(2,534)
Net identifiable assets acquired	33,673
Goodwill	16,235
Total purchase price	$49,908

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Monex resulted in the recognition of $16.2 million of goodwill, which we believe relates primarily to the resulting synergies of utilizing Gold.com's established integrated precious metals platform with Monex's underlying customer base and operations. The goodwill created as a result of the acquisition of Monex is expected to be deductible for tax purposes.

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

CAI is a holding company that has a 50%-ownership stake in Collectible Card Partners, LLC ("CCP") as of June 30, 2026. CCP provides capital to fund commercial loans secured by graded sports cards. (See Note 14.) Effective July 2026, CAI's ownership interest in CCP increased to 75%.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements reflect the financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company, and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company consolidates its subsidiaries that are wholly-owned, and majority owned, and entities that are variable interest entities where the Company is determined to be the primary beneficiary. Our consolidated financial statements also include the accounts of: AMTAG, TDS, AMGL, AMST, AM/LPM Ventures, SGI, Pinehurst, AM Precious Metals Singapore PTE Ltd., SMI, JMB, Goldline, SGB, AMS, AM LPM Singapore PTE Ltd., Monex, and CFC. Intercompany accounts and transactions are eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and June 30, 2025.

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

Stablecoin

The Company purchased stablecoin tokens from Tether, a related party, called XAU₮ in April 2026. XAU₮ tokens are digital assets issued by Tether Gold and represent a contractual right to an undivided specific interest in physical gold. The Company accounts for XAU₮ tokens as hybrid financial instruments under Derivatives and Hedging Topic 815 of the ASC ("ASC 815"). These instruments are bifurcated into two components:

•
Receivable host contract: The host contract is characterized as a non-derivative financial host representing a prepaid receivable from the issuer. It is initially measured at its allocated cost and subsequently carried at amortized cost. The host contract is subject to the CECL model, which requires the Company to maintain an allowance for expected credit losses based on the issuer’s credit risk. The Company evaluates credit losses for XAU₮ by applying an approach analogous to the “collateral-maintenance” practical expedient under ASC 326. The economic substance of XAU₮ is a unit-for-unit obligation where the issuer is contractually mandated to maintain a 1:1 physical gold reserve for every token issued. As each unit of the financial host is backed by one troy ounce of physical gold and the issuer has demonstrated consistent compliance with this mandate (as verified by recurring third-party assurance reports), management has a reasonable expectation that the issuer will continue to fulfill its collateral-maintenance obligations. Accordingly, the Company has determined that the expected credit loss on the XAU₮ financial host contract is zero.

•
Embedded derivative: The feature providing the right to receive the value of one fine troy ounce of gold is identified as an embedded derivative because its value fluctuates based on the underlying price of gold. This embedded derivative is bifurcated from the host contract as its economic characteristics and risks are not clearly and closely related to the financial host. It is measured at fair value on a recurring basis, with changes in fair value recognized in other income or expense within the consolidated statements of operations.

As of June 30, 2026, the value of the Company's XAU₮ recorded within prepaid and other current assets was $17.0 million, $20.0 million of which represents the host contract and an offsetting $3.0 million of which represents the embedded derivative. During the year ended June 30, 2026, the Company recognized an unrealized loss of $3.0 million arising from the embedded derivative of XAU₮.

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

The Company has made an accounting policy election not to separate lease and non-lease components for its real estate leases and to exclude short-term leases with a term of twelve months or less from its ROU assets and lease liabilities. Certain of the Company's real estate leases require payments in addition to fixed minimum lease payments. These variable lease payments primarily consist of common area maintenance charges, real estate taxes, insurance, and other operating costs that are based on actual costs incurred by the lessor. Variable lease payments are not included in the measurement of lease liabilities and are recognized in lease expense in the period incurred.

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

Finite-lived Intangible Assets

Finite-lived intangible assets consist primarily of customer relationships, developed technology, proprietary knowhow, and non-compete agreements. Certain existing customer relationships intangible assets are amortized in a non-linear manner which best reflects our estimate of the pattern in which the economic benefits of the assets are consumed. All other intangible assets subject to amortization are amortized using the straight-line method over their useful lives, which are estimated to be one year to fifteen years. We review our finite-lived intangible assets for impairment under the same policy described above for property, plant, and equipment; that is, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

The Company considered the decline in its stock price and market capitalization during its fiscal third quarter of 2025 as a triggering event for interim impairment testing of the related goodwill and indefinite-lived intangible assets, and other long lived assets for its material reporting units in the prior fiscal year. The Company performed a quantitative assessment for certain material reporting units as of March 31, 2025. For these indefinite-lived intangible assets and reporting units, the Company compared their fair value to the carrying value. The fair values of indefinite-lived intangibles were estimated using the relief-from-royalty method under the income approach. The fair value of these reporting units was determined using a discounted cash flow ("DCF") model. The Company also used a market-based approach, which considered economic and comparable company metrics, to corroborate the fair value results. As a result of the quantitative assessment, the Company concluded that the fair value of these indefinite-lived intangibles and reporting units exceeded their carrying value and therefore, no impairment charges were recorded during the year ended June 30, 2025. The Company also evaluated the recoverability of other long-lived assets for these reporting units as of March 31, 2025 and determined the carrying amounts of such assets were recoverable.

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

We evaluate our long-term investments for impairment annually or whenever events or changes in circumstances indicate that a decline in the fair value of these assets is determined to be other-than-temporary. Additionally, the Company performs an ongoing evaluation of the investments with which the Company has variable interests to determine if any of these entities are VIEs that are required to be consolidated. None of the Company’s long-term investments were VIEs as of June 30, 2026 and June 30, 2025.

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

The table below presents the reconciliation of changes in noncontrolling interests (in thousands):

Balance as of June 30, 2023	$1,270
Net income attributable to noncontrolling interests	487
Noncontrolling ownership interest contribution - AM/LPM Ventures, LLC	2,051	(1)
Noncontrolling ownership interests - SGB	50,652	(2)
Change in ownership of consolidated subsidiary	(237)
Balance as of June 30, 2024	54,223
Net income attributable to noncontrolling interests	(1,476)
Noncontrolling ownership interests - SGI	408	(3)
Balance as of June 30, 2025	53,155
Net income attributable to noncontrolling interests	6,274
Noncontrolling ownership interests - SMI	3,224	(4)
Balance as of June 30, 2026	$62,653

_________________________________________________________

(1)	In February 2024, Aquila Holding LLC purchased a 5% interest in AM/LPM Ventures, LLC for $2.1 million.
(2) (3)	In June 2024, the Company obtained a controlling interest in SGB. In February 2025, in connection with its acquisition of SGI, the Company acquired certain noncontrolling interests.
(4)	In April 2026, in connection with its acquisition of SMI, the Company acquired a noncontrolling interest in SMI's joint venture in Shanghai.

Revenue Recognition

Settlement Date Accounting

The majority of the Company’s sales of precious metals are conducted using sales contracts that meet the definition of derivative instruments in accordance with ASC 815. The contract underlying the Company's commitment to deliver precious metals is referred to as a “fixed-price forward commodity contract” because the price of the commodity is fixed at the time the order is placed. Revenue is recognized on the settlement date, which is defined as the date on which: (i) the quantity, price, and specific items being purchased have been established, (ii) metals have been delivered to the customer, and (iii) payment has been received or is covered by the customer’s established credit limit with the Company.

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

▪
Traditional physical orders — The quantity, specific product, and price are determined on the order date. Payment or sufficient credit is verified prior to delivery of the metals on the settlement date.
▪
Consignment orders — The Company delivers the items requested by the customer prior to establishing a firm order with a price. Settlement occurs and revenue is recognized once the customer confirms its order (quantity, specific product, and price) and remits full payment for the sale.
▪
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
▪
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
▪
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

Revenue from Contracts with Customers

The Company recognizes its sale of collectible coins, storage, logistics, licensing, specialized auction, minting and refining, and other services revenues in accordance with ASC 606, Revenue from Contracts with Customers. In aggregate, these types of revenues account for less than 5% of the Company's consolidated revenues, or $618.0 million and $176.9 million during the year ended June 30, 2026 and 2025, respectively.

The Company’s revenue from contracts with customers under ASC 606 primarily consists of sales of numismatic products. Set forth below are the Company's two main methods of delivering numismatic product to customers which dictate how and when revenue is recognized:

E-commerce, wholesale, physical retail and phone sales (Pinehurst, SGI and AMS). Under these arrangements, the contract is normally established once the order is placed by the customer, which can be through email, e-commerce order or verbally with a sales representative. Within each contract, each item ordered represents a distinct performance obligation, and revenue is recognized when control transfers to the customer, which is upon delivery of each item. The title to the product transfers to the customer at the time of delivery. There is no variable consideration relating to this type of revenue. The Company acts as the principal in these transactions.

Collectability is deemed probable as for a majority of the sales, the product is shipped after complete payment has been received. However, there are instances where prolonged credit terms to certain credit-worthy customers are offered which allow customers to split their payments over a set number of installments. The Company determined that the collectability is still probable as these terms are offered only to qualified customers. Normally, there is no difference between the amount the customer pays when they select the option to split their payments or if they have paid in full as there is no interest or financing fees charged. The Company elected to use a practical expedient and not adjust the amount of consideration for the effects of a financing component as the Company expects these to be collected within the 12 month period.

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

Auctions (SGI). For a single auction transaction, there are typically two contracts established with two separate customers resulting in two different revenue streams (sellers commission and buyer’s premium) earned from two different parties – the seller (or consignor) and the buyer. As the Company does not control the underlying inventory and its responsibility is to facilitate a buy-and-sell transaction, the Company is acting as an agent in auction transactions, and revenue is recorded on a net basis.

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

Contract Liabilities

Contract liabilities consist of deferred revenue resulting from unfulfilled performance obligations, such as items shipped but not delivered and orders paid or partially paid from certain customers prior to shipment. Contract liabilities were $12.4 million and $6.9 million as of June 30, 2026 and June 30, 2025, respectively. Our contract liabilities are typically expected to be recognized as revenue within the next three months.

Interest Income

In accordance with Interest Topic 835 of the ASC ("ASC 835"), the following are interest income generating activities of the Company:

▪
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
▪
Margin accounts — The Company earns a fee (interest income) under financing arrangements related to margin orders over the period during which customers have opted to defer making full payment on the purchase of metals.
▪
Repurchase arrangements with customers — Repurchase arrangements with customers represent a form of secured financing whereby the Company sets aside specific metals for a customer and charges a fee on the outstanding value of these metals. The customer is granted the option (but not the obligation) to repurchase these metals at any time during the open reacquisition period. This fee is earned over the duration of the open reacquisition period and is classified as interest income.
▪
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

▪
Borrowings — The Company incurs interest expense from its lines of credit, its debt obligations, and notes payable using the effective interest method. (See Note 15.) Additionally, the Company amortizes capitalized loan costs to interest expense over the period of the loan agreement.

▪
Loan servicing fees — When the Company purchases loan portfolios, the Company may have the seller service the loans that were purchased. The Company incurs a fee based on total interest charged to borrowers over the period the loans are outstanding. The servicing fee incurred by the Company is charged to interest expense.
▪
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
▪
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

Both borrowed and leased metal transactions provide a source of liquidity, as the Company usually monetizes the metals received under such arrangements. Repayment is usually in the same form as the metals advanced, but may be settled in cash.

Amortization of Debt Issuance Costs

Debt issuance costs incurred in connection with the Trading Credit Facility are included in prepaid expenses and other assets in the Company's consolidated balance sheets. Debt issuance costs are amortized to interest expense over the contractual term of the debt. Debt issuance costs of the Trading Credit Facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Amortization of debt issuance costs included in interest expense was $4.3 million, $4.1 million, and $2.4 million for the years ended June 30, 2026, 2025, and 2024, respectively.

Earnings from Equity Method Investments

The Company's proportional interest in the reported earnings or losses from equity method investments is shown on the consolidated statements of income as earnings (losses) from equity method investments.

Other Income and Expense, Net

The Company's other income or expense, net is comprised of royalty and consulting income, which is recognized when earned, gains or losses on other investments, and fair value adjustments to our acquisition-related contingent consideration liabilities.

Advertising

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media, and television commercials and are expensed when incurred. Advertising costs totaled $42.1 million, $23.7 million, and $15.3 million for the years ended June 30, 2026, 2025, and 2024, respectively. Costs associated with the marketing and promotion of the Company's products are included within selling, general, and administrative expenses. Advertising costs associated with the operation of our SilverPrice.org and GoldPrice.org websites, which provide price information on silver, gold, and cryptocurrencies, are not included within selling, general, and administrative expenses, but are included in cost of sales in the consolidated statements of income.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping product to customers and receiving product from vendors and are included in cost of sales in the consolidated statements of income. Shipping and handling costs totaled $41.5 million, $26.5 million, and $21.9 million for the years ended June 30, 2026, 2025, and 2024, respectively.

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

The Company considers participating securities in its calculation of EPS. Under the two-class method of calculating EPS, earnings are allocated to both common shares and participating securities. The Company’s participating securities include vested RSU and DSU awards. Unvested RSU and DSU awards are not considered participating securities as they are forfeitable until the vesting date. The allocation of earnings to participating securities under the two-class method was not significant for any period presented.

A reconciliation of shares used in calculating basic and diluted earnings per common share is presented below (in thousands):

	Year Ended June 30,
	2026	2025	2024
Basic weighted-average shares of common stock outstanding	26,436	23,626	23,092
Effect of common stock equivalents	827	816	1,029
Diluted weighted-average shares outstanding	27,263	24,442	24,121

The anti-dilutive shares excluded from the table above were 6,000, 279,000, and 23,000 for the years ended June 30, 2026, 2025, and 2024, respectively. Actual common shares outstanding totaled 29,121,293, 24,639,386, and 22,953,391 as of June 30, 2026, 2025, and 2024, respectively.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASC are communicated through issuance of an Accounting Standards Update ("ASU").

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which updated the guidance on income tax disclosures to require entities to disclose specific categories within the rate reconciliation, provide additional information for reconciling items that meet certain quantitative thresholds, and provide additional information about income taxes paid. We adopted this guidance prospectively in this 2026 fiscal year Form 10-K. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards not yet adopted

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

Margin and Borrowed Metals Liabilities. Certain margin and borrowed metals liabilities consist of the Company's commodity obligations to margin customers and suppliers, respectively. We also record liabilities on borrowed metals for precious metals held in third-party storage for the benefit of the customer which are measured at fair value on a recurring basis. These margin liabilities and borrowed metals liabilities are carried at fair value, which is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded, and are classified as Level 1 of the valuation hierarchy.

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

Acquisition-related Contingent Consideration.

LPM

We may be required to pay contingent consideration up to $37.5 million in cash in connection with the acquisition of LPM based on certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets for calendar years 2024, 2025, and 2026. As of the acquisition date, the fair value of this contingent consideration was $2.8 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, include the timing and likelihood of achieving the related EBITDA targets, which are based on management’s prospective financial information and are reassessed at each reporting date, with changes reflected in earnings. As of June 30, 2026, the fair value of the contingent consideration was $6.8 million which was classified as accrued liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of LPM is measured at fair value at each reporting period using a Monte Carlo Simulation model ("MCS model") with Level 3 unobservable inputs including estimated future cash flows generated by LPM, discount rates, and earnings volatility. Key assumptions used in the MCS model as of June 30, 2026 were an EBITDA risk premium of 10.5%, an EBITDA volatility of 85.0%, and a risk-free rate of 4.0%. We recorded an increase (reduction) to our contingent consideration liability reflected in earnings of $5.6 million, ($1.2 million), and ($0.4 million) during the years ended June 30, 2026, 2025, and 2024 respectively.

Pinehurst

We may be required to pay contingent consideration up to $5.3 million in cash in connection with the acquisition of Pinehurst if certain pre-tax earnings targets are met through the third anniversary of the acquisition as well as if certain net tangible asset thresholds were met as of June 30, 2025. As of the acquisition date, the fair value of this contingent consideration was $0.7 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of June 30, 2026, the fair value of the contingent consideration was $0.6 million which was classified as other liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of Pinehurst is measured at fair value at each reporting period primarily using an MCS model with Level 3 unobservable inputs including estimated future cash flows generated by Pinehurst, discount rates, and pre-tax earnings volatility. Key assumptions used in the MCS model as of June 30, 2026 were a pre-tax earnings risk premium of 20.2%, a pre-tax earnings volatility of 80.0%, and a risk-free rate of 4.1%. We recorded an increase to our contingent consideration liability reflected in earnings of $1.1 million and $0.1 million during the years ended June 30, 2026 and 2025, respectively. We remitted a contingent consideration payment to the former owner of Pinehurst of $1.0 million during the three months ended March 31, 2026 and $0.3 million during the three months ended June 30, 2026.

AMS

We may be required to pay contingent consideration of up to an additional $9.0 million in cash based upon the achievement of certain performance benchmarks. Selling shareholders may also receive up to an additional $3.0 million in cash based upon the achievement of financial targets when certain inventory is sold. As of the acquisition date, the fair value of this contingent consideration was $5.9 million. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities and timing of achieving the related targets, which are estimated at each reporting date with changes reflected in earnings. As of June 30, 2026, the fair value of the contingent consideration was $0.2 million, which was classified as accrued liabilities on our consolidated balance sheet.

The contingent consideration liability related to our acquisition of AMS is measured at fair value at each reporting period primarily using an MCS model with Level 3 unobservable inputs including estimated future cash flows generated by AMS, discount rates, and EBITDA volatility. Key assumptions used in the MCS model as of June 30, 2026 were an EBITDA risk premium of 12.0%, an EBITDA volatility of 75.0%, and a risk-free rate of 3.7%. We recorded a reduction to our contingent consideration liability reflected in earnings of $2.8 million during the year ended June 30, 2026. During the three months ended September 30, 2025 and December 31, 2025, we remitted a contingent consideration payment to the former owners of AMS of $2.4 million and $0.6 million, respectively, related to the sale of certain inventory.

Monex

The contingent consideration liability related to our acquisition of Monex is measured at fair value at each reporting period primarily using an MCS model with Level 3 unobservable inputs including estimated future cash flows generated by Monex, discount rates, and pre-tax net income volatility. Key assumptions used in the MCS model as of June 30, 2026 were a pre-tax risk premium of 16.3%, a pre-tax net income volatility of 44.0%, and risk-free rate of 4.0%. During the year ended June 30, 2026, we recorded a reduction of $4.8 million to our contingent consideration reflected in earnings. See Note 1 for more information.

Stablecoin

The Company purchased stablecoin tokens from Tether, a related party, called XAU₮ in April 2026. XAU₮ tokens are digital assets issued by Tether Gold and represent a contractual right to an undivided specific interest in physical gold. The Company accounts for XAU₮ tokens as hybrid financial instruments under ASC 815. Fair value of XAU₮ is determined using quoted market pricing and data derived from the markets on which the underlying commodities are traded and are therefore classified in Level 1 of the valuation hierarchy.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis, aggregated by each fair value hierarchy level (in thousands):

	June 30, 2026
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Inventories(1)	$2,268,997	$—	$—	$2,268,997
Derivative assets — open sale and purchase commitments, net	301,453	—	—	301,453
Derivative assets — futures contracts	8,683	—	—	8,683
Derivative assets — forward contracts	7,840	—	—	7,840
Stablecoin	17,017	—	—	17,017
Total assets, valued at fair value	$2,603,990	$—	$—	$2,603,990
Liabilities:
Liabilities on borrowed metals	$776,061	$—	$—	$776,061
Product financing arrangements	89,249	—	—	89,249
Derivative liabilities — open sale and purchase commitments, net	1,566	—	—	1,566
Derivative liabilities — margin accounts	6,646	—	—	6,646
Derivative liabilities — futures contracts	2,543	—	—	2,543
Derivative liabilities — forward contracts	29,163	—	—	29,163
Acquisition-related contingent consideration	—	—	7,950	7,950
Total liabilities, valued at fair value	$905,228	$—	$7,950	$913,178

(1)
Collectible coin inventory totaling $91.3 million was held at lower of cost or net realizable value, and thus is excluded from the inventories balance shown in this table.

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

4. RECEIVABLES, NET

Receivables, net consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Customer trade receivables	$81,132	$88,135
Wholesale trade advances	36,433	25,008
Due from brokers and other	78,472	24,580
	$196,037	$137,723

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

5. SECURED LOANS RECEIVABLE

Below is a summary of the carrying value of our secured loans (in thousands):

	June 30, 2026	June 30, 2025
Secured loans originated	$113,080	$83,360
Secured loans acquired	2,049	10,677
	$115,128	$94,037

Secured Loans - Originated: Secured loans include short-term loans, which include a combination of on-demand lines and short-term facilities. These loans are fully secured by the customer's assets, which predominantly include bullion, numismatic, and semi-numismatic material, and are typically held in safekeeping by the Company.

Secured Loans - Acquired: Secured loans also include short-term loans, which include a combination of on-demand lines and short-term facilities that are purchased from our customers. The Company acquires a portfolio of their loan receivables at a price that approximates the outstanding balance of each loan in the portfolio, as determined on the effective transaction date. Each loan in the portfolio is fully secured by the borrower's assets, which could include bullion, numismatic or semi-numismatic material, and are typically held in safekeeping by the Company. The seller of the loan portfolio generally retains responsibility for the servicing and administration of the loans.

As of June 30, 2026 and June 30, 2025, our secured loans carried weighted-average effective interest rates of 10.0% and 10.2%, respectively, and mature in periods ranging typically from on-demand to one year.

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

Class and Credit Quality of Loans

The three classes of secured loan receivables are defined by collateral type: (i) bullion, (ii) numismatic and semi-numismatic and (iii) graded sports cards. The Company's required LTV ratios vary with the class of loans. Typically, the Company requires an LTV ratio of approximately 75% for bullion, 65% for numismatic and semi-numismatic collateral, and 50% for graded sports cards. The LTV ratio for loans collateralized by numismatic and semi-numismatic collateral is typically lower on a percentage basis than bullion collateralized loans because a higher value of the numismatic and semi-numismatic collateral relates to its premium value, rather than its underlying commodity value. The LTV ratio for loans collateralized by graded sports cards is lower because the underlying collateral is not as liquid as bullion and numismatic and semi-numismatic collateral.

The Company's secured loans by portfolio class, which align with internal management reporting, were as follows (in thousands):

	June 30, 2026		June 30, 2025
Bullion	$77,589	67.4%	$54,843	58.3%
Numismatic and semi-numismatic	29,144	25.3%	32,439	34.5%
Graded sports cards	8,395	7.3%	6,755	7.2%
	$115,128	100.0%	$94,037	100.0%

Due to the nature of market fluctuations of precious metal commodity prices, we monitor the bullion collateral value of each loan on a daily basis, based on the spot price of precious metals. Numismatic and graded sports cards collateral values are updated by numismatic and graded sports cards specialists typically within every 90 days and when loan terms are renewed.

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

Loans with LTV ratios of less than 75% are generally considered to be higher quality loans. Below is a summary of aggregate outstanding secured loan balances bifurcated into (i) loans with an LTV ratio of less than 75% and (ii) loans with an LTV ratio of 75% or more (in thousands):

	June 30, 2026		June 30, 2025
Loan-to-value of less than 75%	$92,933	80.7%	$82,936	88.2%
Loan-to-value of 75% or more	22,195	19.3%	11,101	11.8%
	$115,128	100.0%	$94,037	100.0%

The Company had no loans with an LTV ratio in excess of 100% as of June 30, 2026 and June 30, 2025.

Non-Performing Loans/Impaired Loans

Allowance for secured loan credit losses attributable to non-performing loans is recorded based on the most probable source of repayment, which is normally the liquidation of collateral. Due to the accelerated liquidation terms of the Company's loan portfolio, past due loans are generally liquidated within 90 days of default. In the event a loan were to become non-performing and the collateral is not sufficient to satisfy amounts due, the Company would determine a reserve to reduce the carrying balance to its estimated net realizable value. As of June 30, 2026 and June 30, 2025, the Company had no allowance for secured loan losses or loans classified as non-performing.

A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Historically, the Company has not established an allowance for any credit losses because the Company maintains sufficient collateral to satisfy amounts due. Customer loans are reviewed for impairment, which include loans that are non-performing, or if the customer is in bankruptcy. In the event of an impairment, recognition of interest income would be suspended, and the loan would be placed on non-accrual status at that time. Accrual would be resumed, and previously suspended interest income would be recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the principal and then against any unrecognized interest income. The Company incurred no loan impairment costs and no loans were placed on non-accrual status for any period presented.

6. INVENTORIES

Our inventory consists of the precious metals that the Company has physically received, and inventory held by third-parties, which, at the Company's option, it may or may not receive. The following table summarizes the components of our inventory (in thousands):

	June 30, 2026	June 30, 2025
Inventory held for sale	$1,203,496	$558,024
Repurchase arrangements with customers	156,161	116,546
Consignment arrangements with customers	44,030	5,998
Collectible coins, held at lower of cost or net realizable value	91,339	68,193
Borrowed precious metals (1)	776,061	46,051
Product financing arrangements	89,249	484,733
	$2,360,336	$1,279,545

(1)
Borrowed precious metals inventory includes restricted inventory of $709.2 million and $0.0 million as of June 30, 2026 and June 30, 2025, respectively, which represents inventory held in third-party storage where it is held the benefit of the customer. This restricted inventory has a corresponding liability on borrowed metals representing the obligation to deliver the metals to the customer in the future.

Inventory Held for Sale. Inventory held for sale represents precious metals, excluding collectible coin inventory, that have been received by the Company and are not subject to repurchase by or consignment arrangements with third parties, borrowed precious metals, or product financing arrangements.

Repurchase Arrangements with Customers. The Company enters into arrangements with certain customers under which we sell and then purchase precious metals from our customer and the customer can repurchase the product at the fair value on the repurchase date. These initial transactions with the customer do not qualify as sales and are excluded from revenue. Under these arrangements, the Company, which holds legal title to the metals, earns financing income until the time the arrangement is terminated, or the material is repurchased by the customer. In the event of a repurchase by the customer, the Company records a sale.

These arrangements are typically terminable by either party upon 14 days' notice. Upon termination, the customer’s rights to repurchase any remaining inventory is forfeited.

Consignment Arrangements with Customers. The Company periodically loans metals to customers on a short-term consignment basis. These transactions are recorded as sales and are removed from the Company's inventory at the time the customer elects to price and purchase the precious metals.

Collectible Coins. Our collectible coin inventory, including its premium component, is held at the lower of cost or net realizable value, because the value of collectible coins is influenced more by supply and demand than by the underlying spot price of the precious metal content. The value of collectible coins is not subject to the same level of volatility as bullion coins because collectible coins typically carry a substantially higher premium over the spot metal price than bullion coins. Our collectible coins are not hedged.

Borrowed Precious Metals. Borrowed precious metals inventory include: (i) metals held by suppliers as collateral on advanced pool metals, (ii) metals due to suppliers for the use of their consigned inventory, (iii) metal positions held by customers in the Company’s inventory, and (iv) shortages in unallocated metal positions held by the Company in the supplier’s inventory. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts due under these arrangements require delivery either in the form of precious metals or cash.

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

The Company mitigates market risk of its physical inventory and open commitments through commodity hedge transactions. (See Note 12.) As of June 30, 2026 and June 30, 2025, the unrealized gains or losses resulting from the difference between market value and cost of physical inventory, excluding collectible coin inventory, were losses of $71.1 million and gains of $94.8 million, respectively.

Premium Component of Inventory

The premium component, at market value, included in the inventory as of June 30, 2026 and June 30, 2025 totaled $11.2 million and $35.3 million, respectively.

7. LEASES

Components of lease expense were as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Operating lease costs	$7,650	$4,019	$1,616
Variable lease costs	1,930	1,203	545
Short term lease costs	193	103	73
Finance lease costs	54	36	15
	$9,827	$5,361	$2,249

For the year ended June 30, 2026, we made cash payments of $7.4 million for operating lease obligations. These payments are included in operating cash flows. As of June 30, 2026, the weighted-average remaining lease term under our capitalized operating leases was 5.1 years, while the weighted-average discount rate for our operating leases was approximately 6.3%.

The future undiscounted cash flows for each of the next five years and thereafter, and reconciliation to the lease liabilities as of June 30, 2026 for our operating leases were as follows (in thousands):

Fiscal Year ending June 30,	Operating Leases
2027	$8,649
2028	7,787
2029	6,578
2030	5,662
2031	3,781
Thereafter	5,236
Total lease payments	37,693
Imputed interest	(5,533)
Total operating lease liability	$32,160	(1)
Operating lease liability - current	$6,980	(2)
Operating lease liability - long-term	25,180	(3)
	$32,160	(1)

(1)
Represents the present value of the operating lease liabilities as of June 30, 2026.
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

For information regarding the Company's related party leases, refer to Note 14.

8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Computer software	$24,414	$16,915
Plant equipment	47,833	12,501
Leasehold improvements	16,079	7,605
Office furniture, and fixtures	8,669	5,766
Computer equipment	6,427	6,208
Building and other	10,618	9,707
Total depreciable assets	114,040	58,702
Less: Accumulated depreciation and amortization	(52,643)	(30,013)
Property and equipment not placed in service	7,527	14,101
Land	2,140	2,719
Property, plant, and equipment, net	$71,064	$45,509

Property, plant and equipment depreciation and amortization expense was $10.4 million, $4.6 million, and $2.8 million for the years ended June 30, 2026, 2025, and 2024, respectively. For the periods presented, depreciation and amortization expense allocable to cost of sales was not significant.

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

Carrying Value

The carrying value of goodwill and other purchased intangibles are described below (dollar amounts in thousands):

			June 30, 2026				June 30, 2025
	Estimated Useful Lives (Years)	Remaining Weighted-Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Identifiable intangible assets:
Existing customer relationships	4 - 15	4.0	$138,674	$(87,421)	$—	$51,253	$116,568	$(66,215)	$—	$50,353
Developed technology	4	2.5	24,136	(16,481)	—	7,655	21,836	(13,362)	—	8,474
Proprietary knowhow	15	14.8	2,200	(88)	—	2,112	—	—	—	—
Non-compete and other	3 - 5	1.3	2,310	(2,310)	—	—	2,310	(2,306)	—	4
Employment agreement	1 - 3	0.0	295	(295)	—	—	295	(295)	—	—
Intangibles subject to amortization			167,615	(106,595)	—	61,020	141,009	(82,178)	—	58,831
Trade names and trademarks	Indefinite	Indefinite	76,459	—	(1,290)	75,169	69,658	—	(1,290)	68,368
Domain name	Indefinite	Indefinite	8,629	—	—	8,629	8,615	—	—	8,615
In-process research and development	Indefinite	Indefinite	1,500	—	—	1,500	1,500	—	—	1,500
Identifiable intangible assets			$254,203	$(106,595)	$(1,290)	$146,318	$220,782	$(82,178)	$(1,290)	$137,314

Goodwill	Indefinite	Indefinite	$252,167	$—	$(1,364)	$250,803	$230,014	$—	$(1,364)	$228,650

The Company's intangible assets are subject to amortization except for trade names, trademarks, domain names and IPR&D, which have indefinite lives. Amortization expense related to the Company's intangible assets was $24.4 million, $18.3 million, and $8.6 million for the years ended June 30, 2026, 2025, and 2024, respectively. For the presented periods, amortization expense allocable to cost of sales was not significant.

The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of June 30, 2024	$199,937
Goodwill acquired - SGI - Wholesale Sales & Ancillary Services	6,919
Goodwill acquired - SGI - Direct-to-Consumer	6,919
Goodwill acquired - Pinehurst - Wholesale Sales & Ancillary Services	1,377
Goodwill acquired - Pinehurst - Direct-to-Consumer	1,377
Goodwill acquired - AMS - Direct-to-Consumer	12,122
Balance as of June 30, 2025	228,650
Goodwill acquired - Monex - Direct-to-Consumer	16,235
Goodwill acquired - SMI - Wholesale Sales & Ancillary Services	5,959
Other	(41)
Balance as of June 30, 2026	$250,803

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

Estimated Amortization

Estimated annual amortization expense related to definite-lived intangible assets for the succeeding five years and thereafter is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2027	$22,032
2028	16,928
2029	9,369
2030	5,554
2031	2,366
Thereafter	4,771
$61,020

10. LONG-TERM INVESTMENTS

The following table shows the carrying value and ownership percentage of the Company's investment in privately-held entities accounted for either under the equity or cost method (in thousands):

	June 30, 2026		June 30, 2025
Investee	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Sunshine Minting, Inc.(1)	—	—%	17,876	44.9%
Company A	—	—%	283	33.3%
Company B	2,326	50.0%	2,194	50.0%
Texas Precious Metals, LLC	9,074	12.0%	7,547	12.0%
Atkinsons Bullion & Coins (2)	14,353	49.5%	3,733	25.0%
Company C	174	33.3%	43	33.3%
Company D	823	20.0%	1,009	20.0%
Company E	236	5.0%	330	5.0%
	$26,986		$33,015

(1)
In April 2026, the Company acquired the remaining outstanding equity interests of SMI; see Note 1 for further information.
(2)
The Company holds an option, exercisable beginning in December 2027, to acquire additional ownership interest which would give the Company control of the investee if exercised.

We consider all of our equity method investees to be related parties. See Note 14 for a summary of the Company's aggregate balances and activity with these related party entities. All of the Company's investees are accounted for using the equity method, with the exception of Company A, which was accounted for using the cost method and was not considered a related party.

For equity method investments with greater than 20% ownership, the carrying value at June 30, 2026 exceeded our share of the investees' book value by $4.9 million which is primarily attributable to goodwill and intangible assets.

11. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Trade payables to customers	$25,236	$12,814
Other accounts payable	13,542	9,434
Accounts payable and other payables	$38,778	$22,248

Deferred revenue	$29,841	$19,866
Advances from customers	2,110,133	407,038
Deferred revenue and other advances	$2,139,974	$426,904

As of June 30, 2026 and June 30, 2025, advances from customers included $1.688 billion and $246.5 million, respectively, of advances related to precious metals leases.

12. DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS

The Company is exposed to market risk, such as changes in commodity prices and foreign exchange rates. To manage the volatility related to these exposures, the Company enters into various derivative products, such as forward and futures contracts. By policy, the Company historically has entered into derivative financial instruments for the purpose of hedging substantially all of the Company's market exposure to precious metals prices, and not for speculative purposes. The Company’s gains (losses) on derivative instruments are substantially offset by the changes in the fair market value of the underlying precious metals inventory, both of which are recorded in cost of sales in the consolidated statements of income.

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

Open sale and purchase commitments are subject to changes in value between the date the purchase or sale price is fixed (the trade date) and the date the metal is received or delivered (the settlement date). The Company seeks to minimize the effect of price changes of the underlying commodity through the use of forward and futures contracts. The Company’s open sale and purchase commitments typically settle within two business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand.

The Company's policy is to substantially hedge its inventory position, net of open sale and purchase commitments that are subject to price risk, and regularly enters into precious metals commodity forward and futures contracts with financial institutions to hedge against this risk. The Company uses futures contracts, which typically settle within 30 days, for its shorter-term hedge positions, and forward contracts, which may remain open for up to six months, for its longer-term hedge positions. The Company has access to all of the precious metals markets, allowing it to place hedges. The Company also maintains relationships with major market makers in every major precious metal dealing center.

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

	June 30, 2026				June 30, 2025
	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative	Gross Derivative	Amounts Netted	Cash Collateral Pledge	Net Derivative
Nettable derivative assets:
Open sale and purchase commitments	$316,650	$(15,197)	$—	$301,453	$130,609	$(825)	$—	$129,784
Futures contracts	8,683	—	—	8,683	4,326	—	—	4,326
Forward contracts	7,840	—	—	7,840	405	—	—	405
	$333,173	$(15,197)	$—	$317,976	$135,340	$(825)	$—	$134,515
Nettable derivative liabilities:
Open sale and purchase commitments	$4,056	$(2,490)	$—	$1,566	$18,170	$(2,675)	$—	$15,495
Margin accounts	30,480	—	(23,834)	6,646	(23,276)	—	27,445	4,169
Futures contracts	2,543	—	—	2,543	109	—	—	109
Forward contracts	29,163	—	—	29,163	76,404	—	—	76,404
	$66,242	$(2,490)	$(23,834)	$39,918	$71,407	$(2,675)	$27,445	$96,177

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

Below is a summary of the net gains (losses) on derivative instruments (in thousands):

	Year Ended June 30,
	2026	2025	2024
Gains (losses) on derivative instruments:
Unrealized gains (losses) on open futures commodity and forward contracts and open sale and purchase commitments, net	$259,358	$(50,496)	$18,225
Realized losses on futures commodity contracts, net	(247,549)	(50,524)	(16,563)
	$11,809	$(101,020)	$1,662

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

Summary of Hedging Positions

In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. The following table summarizes the results of our hedging activities, which shows the precious metal commodity inventory position, net of open sale and purchase commitments, that was subject to price risk (in thousands):

	June 30, 2026	June 30, 2025
Inventories	$2,360,336	$1,279,545

Less unhedgeable inventories:
Collectible coin inventory, held at lower of cost or net realizable value	(91,339)	(68,193)
Premium on metals position	(11,245)	(35,295)
Precious metal value not hedged	(102,584)	(103,488)

Commitments at market:
Open inventory purchase commitments	1,463,181	1,149,622
Open inventory sales commitments	(2,659,026)	(521,442)
Margin sales commitments	(30,480)	(27,446)
In-transit inventory no longer subject to market risk	(23,934)	(18,801)
Unhedgeable premiums on open commitment positions	1,885	10,345
Borrowed precious metals	(776,061)	(46,051)
Product financing arrangements	(89,249)	(484,733)
Advances on industrial metals	1,248	584
	(2,112,436)	62,078

Precious metals inventory subject to price risk	145,316	1,238,135

Precious metals subject to derivative financial instruments:
Precious metals forward contracts at market values	(407,606)	927,990
Precious metals futures contracts at market values	548,051	310,645
Total market value of derivative financial instruments	140,445	1,238,635

Net precious metals inventory subject to commodity price risk	$4,871	$(500)

Notional Balances of Derivatives

The notional balances of the Company's derivative instruments, consisting of contractual metal quantities, are expressed at current spot prices of the underlying precious metal commodity. The Company had the following outstanding commitments and open forward and futures contracts (in thousands):

	June 30, 2026	June 30, 2025
Purchase commitments	$1,463,181	$1,149,622
Sales commitments	$(2,659,026)	$(521,442)
Margin sales commitments	$(30,480)	$(27,446)
Open forward contracts	$(407,606)	$927,990
Open futures contracts	$548,051	$310,645

The contract amounts (i.e., notional balances) of the Company's forward and futures contracts and the open sales and purchase commitments are not reflected in the accompanying consolidated balance sheets. The Company records the difference between the market price of the underlying metal or contract and the trade amount at fair value.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. As of June 30, 2026, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

	June 30, 2026	June 30, 2025
Foreign exchange forward contracts	$212	$6,618
Open sale and purchase commitment transactions, net	$727	$2,056

13. INCOME TAXES

Net income from operations before provision for income taxes is shown below (in thousands):

	Year Ended June 30,
	2026	2025	2024
U.S.	$90,631	$21,888	$83,317
Foreign	18,891	(618)	(539)
	$109,522	$21,270	$82,778

The Company files a consolidated federal income tax return based on a June 30 tax year end. The provision for income tax expense by jurisdiction and the effective tax rate are shown below (in thousands):

	Year Ended June 30,
	2026	2025	2024
Current:
Federal	$16,607	$6,663	$14,177
State and local	3,891	1,228	1,847
Foreign	8,381	1,454	419
	$28,879	$9,345	$16,443
Deferred:
Federal	(5,242)	(1,884)	(2,000)
State and local	(1,194)	(148)	(608)
Foreign	(1,536)	(1,887)	(90)
	(7,972)	(3,919)	(2,698)

Income tax expense	$20,907	$5,426	$13,745

Effective income tax rate	19.1%	25.5%	16.6%

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rates for the year ended June 30, 2026, 2025, and 2024 primarily due to the effects of state and local income taxes, net of federal tax benefit, excess tax benefit from share-based compensation, acquisition-related adjustments, and other permanent differences. Fiscal 2026 also included U.S. foreign tax credits, foreign tax effects related principally to Hong Kong operations, and tax effects of entity reorganization. Fiscal 2025 included one-time tax effects related to the Company's acquisitions of Pinehurst and AMS and related transaction costs. Fiscal 2024 included a one-time tax adjustment related to the Company's acquisition of SGB.

We adopted ASU 2023-09 prospectively. Pursuant to the requirements of ASU 2023-09, a reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to income before tax for the year ended June 30, 2026 are set forth below (in thousands):

Federal income tax provision at statutory rate	$23,000	21.0%
State and local tax, net of federal benefit (1)	2,131	1.9%
Foreign tax effects:
Hong Kong:
Tax rate differential	(933)	(0.9%)
Permanent nondeductible	2,746	2.5%
Other	408	0.4%
Other foreign jurisdictions	617	0.6%
Tax credits	(3,178)	(2.9%)
Nontaxable or nondeductible items:
Share-based compensation	(2,371)	(2.2%)
Adjustments related to acquisitions	(869)	(0.8%)
Other permanent items	(436)	(0.4%)
Other	(208)	(0.2%)
	$20,907	19.1%

(1)
California, New York, and Pennsylvania accounted for greater than 50% of the state and local income tax effect for the year ended June 30, 2026.

As previously disclosed for the years ended June 30, 2025 and 2024, prior to the adoption of ASU 2023-09, the items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective tax rate were as follows (in thousands):

	Year Ended June 30,
	2025	2024
Federal income tax provision at statutory rate	$4,467	$17,383
State and local tax, net of federal benefit	772	1,188
Adjustment related to acquisitions	308	(4,544)
Foreign derived intangible income	(305)	(93)
Stock-based compensation	(551)	(1,095)
State rate change	135	(231)
Permanent adjustments	1,064	509
Foreign rate differential	(304)	66
Foreign withholding taxes	—	377
Other	(160)	185
	$ 5,426	$ 13,745

The following table summarizes income taxes paid, net of refunds for the year ended June 30, 2026 (in thousands):

Federal (United States)	$19,475
State	3,012
Foreign:
Hong Kong	1,889
Canada	1,783
Other	53
$26,212

Income taxes paid, net of refunds, during the years ended June 30, 2025 and 2024 were $9.9 million and $17.4 million, respectively.

As of June 30, 2026 and June 30, 2025, we had an income tax receivable of $2.1 million and $4.6 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by evaluating both positive and negative evidence. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2026 and June 30, 2025, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. A tax valuation allowance was considered unnecessary, as management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets.

As of June 30, 2026, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state and foreign), resulting in a federal deferred tax liability of $10.3 million, a state deferred tax asset of $0.4 million, and a foreign deferred tax liability of $4.6 million. As of June 30, 2025, the consolidated balance sheet reflects the deferred tax items for each tax-paying component (i.e., federal, state and foreign), resulting in a federal deferred tax liability of $12.0 million, a state deferred tax liability of $0.1 million, and a foreign deferred tax liability of $6.2 million. Our net foreign deferred tax liability will fluctuate as the value of the U.S. dollar changes with respect to foreign currencies. The Company intends to indefinitely reinvest the cumulative undistributed earnings held by its foreign subsidiaries.

The schedule of deferred taxes presented below summarizes the components of deferred taxes that have been classified as deferred tax assets and liabilities related to taxable and deductible temporary differences (in thousands):

	June 30, 2026	June 30, 2025
Accruals and reserves	$2,891	$1,606
Lease liabilities	5,900	4,548
Share-based compensation	1,050	1,055
State tax accrual	224	72
Net operating loss carryforwards	5,476	1,371
Business interest expense disallowance	751	1,375
Capitalized costs	970	633
Investment in partnership	3,275	—
Other	234	285
Deferred tax assets	20,771	10,945
Less: valuation allowances	—	—

Deferred tax assets after valuation allowances	20,771	10,945

Intangible assets	(17,507)	(19,432)
Fixed assets	(9,033)	(1,544)
Earnings from equity method investment	(1,460)	(2,334)
Investment in partnership	—	(1,553)
Right of use assets	(5,843)	(4,368)
Other	(1,543)	(49)
Deferred tax liabilities	(35,386)	(29,280)

Net deferred tax liability	$(14,615)	$(18,335)

We acquired $18.0 million of federal and $5.0 million of state net operating losses from our acquisition of SMI in April 2026. As of June 30, 2026, we had federal net operating loss carryforwards of $18.3 million and $25.9 million of state and local net operating loss carryforwards. The federal net operating losses carry forward indefinitely; the state net operating loss carryforwards start to expire in 2030.

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

	Year Ended June 30,
	2026	2025	2024
Beginning balance	$594	$223	$146
Reductions due to lapse of statute of limitations	(9)	(15)	(8)
Additions as a result of acquired tax positions	—	386	85
	$585	$594	$223

In addition to the $0.6 million of accrued tax expense as shown in the table above, the Company has $0.4 million of interest and penalties accrued to date related to its uncertain tax positions. As of June 30, 2026, the amount of this accrued liability (inclusive of the uncertain tax deductions and the associated interest and penalty accrual) totaled $1.0 million, and, if recognized, would reduce the Company's effective tax rate.

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
3)
Equity method investees. As of June 30, 2026, the Company had six investments in privately-held entities which have been determined to be equity method investees and related parties.
4)
Tether. In February 2026, the Company entered into a definitive agreement with TPM, S.A. de C.V (collectively, with its affiliates, "Tether") whereby Tether agreed to purchase shares of the Company's common stock as described in Note 17. Tether obtained the right to appoint, and did appoint, a member to the Company’s board of directors. The Company has entered into various commercial agreements with Tether whereby the Company leases precious metals from Tether, and Tether purchases and sells precious metals with the Company. Tether also utilizes the Company’s secure storage and logistics services. In addition, we purchased $20.0 million of XAU₮, a gold-backed stablecoin sponsored by Tether.

Our related party transactions primarily include (i) sales and purchases of precious metals, (ii) financing activities, (iii) repurchase arrangements, (iv) hedging transactions, and (v) related party facility lease and construction arrangements. Below is a summary of our related party transactions. The amounts presented for each period reflect each entity’s related party status for that period.

Balances with Related Parties

Receivables and Payables and Customer Advances, Net

Our related party net receivables as well as payables and customer advances balances were as shown below (in thousands):

	June 30, 2026		June 30, 2025
	Receivables	Payables and Advances	Receivables	Payables and Advances
Equity method investees	3,018	4,067	3,088	4,290
Tether	—	1,453,848	—	—
Other	215	2,888	398	3,270
	$3,233	$1,460,803	$3,486	$7,560

Stablecoins

The Company purchased stablecoins from Tether called XAU₮ tokens in April 2026 which are recorded within prepaid and other current assets on the consolidated balance sheets. See further information in Note 2.

Operating Lease Right of Use Assets

As of June 30, 2026 and June 30, 2025, our related party right of use assets were $2.7 million and $3.2 million, respectively.

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

Long-term Investments

As of June 30, 2026 and June 30, 2025, the aggregate carrying balance of our equity method investments was $27.0 million and $32.7 million, respectively. (See Note 10.)

Notes Payable

On April 1, 2021, CCP entered into a loan agreement ("CCP Note") with CFC, which provides CFC with up to $4.0 million to fund commercial loans secured by graded sports cards to its borrowers. All loans to be funded using the proceeds from the CCP Note are subject to CCP’s prior written approval. The CCP Note has been amended to expire on April 1, 2028. As of June 30, 2026 and June 30, 2025, the outstanding principal balance of the CCP Note was $4.0 million and $4.0 million, respectively.

In June 2024, SGB declared a $15.9 million dividend to existing shareholders based on certain levels of working capital. As of June 30, 2026, the dividend was paid in full, which included a dividend paid to the Company from SGB in September 2024 of $7.5 million.

In February 2025 in connection with the acquisition of Pinehurst, the Company assumed a promissory note with the former majority owner of Pinehurst for $3.1 million. This promissory note had a maturity date of August 1, 2026 and bore interest at a rate of 5% per annum. This promissory note was repaid in full during the three months ended June 30, 2026.

Share Repurchases

In November 2024, we repurchased 139,455 shares of our common stock from the former owner of AMS and LPM, a related party, for $4.2 million.

Activity with Related Parties

Revenues and Cost of Sales

Our revenues and cost of sales with related parties were as follows (in thousands):

	Year Ended June 30,
	2026		2025		2024
	Revenues	Cost of Sales	Revenues	Cost of Sales	Revenues	Cost of Sales
Stack's Bowers Galleries(1)	$—	$—	$127,146	$101,675	$157,917	$67,173
Equity method investees(2)	730,524	28,409	816,094	40,291	1,397,906	74,405
Tether	1,193,340	31,661	—	—	—	—
	$1,923,864	$60,070	$943,240	$141,966	$1,555,823	$141,578

(1)
Includes revenue and cost of sales activity with SGI and its subsidiaries only for periods prior to the Company acquiring SGI in February 2025.
(2)
Includes revenue and cost of sales activity with Pinehurst, AMS, and SMI prior to the acquisition of the remaining outstanding equity interests.

Interest Income and Expense

We recorded interest income and expense from related parties as set forth below (in thousands):

	Year Ended June 30,
	2026	2025	2024
Interest income from secured loans receivables	$—	$192	$78
Interest income from finance products and repurchase arrangements	891	6,955	10,345
	$891	$7,147	$10,423

Interest expense from note payables	$329	$237	$78
Interest expense from precious metals leases	4,545	—	—
	$4,874	$237	$78

Selling, General, and Administrative Expense

The Company incurred selling, general, and administrative expense related to its related party leasing agreements and consulting agreements of $2.5 million and $1.8 million, and $0.3 million during the years ended June 30, 2026, 2025, and 2024, respectively.

Equity Method Investments — Earnings, Dividends and Distributions Received

The Company's proportional share of our equity method investee's earnings (losses) totaled $4.4 million, ($2.8) million, and $4.0 million during the years ended June 30, 2026, 2025, and 2024, respectively.

The Company received dividend and distribution payments from our equity method investees that totaled, in the aggregate, $3.0 million, $1.3 million, and $0.6 million during the years ended June 30, 2026, 2025, and 2024, respectively.

Other Income

The Company earned royalty and consulting services income from related parties that totaled $0.1 million, $0.8 million, and $1.2 million during the years ended June 30, 2026, 2025, and 2024, respectively.

Transactions with Directors and Officers

Directors and officers of the Company engaged in transactions through the Company for an aggregate dollar value of $5.9 million, $10.5 million, and $3.1 million during the years ended June 30, 2026, 2025, and 2024, respectively.

15. FINANCING AGREEMENTS

Lines of Credit - Trading Credit Facility

On December 21, 2021, the Company entered into a three-year committed facility provided by a syndicate of financial institutions (the “Trading Credit Facility”), with a total revolving commitment of up to $350.0 million and with a termination date of December 21, 2024. As of June 30, 2026, the Trading Credit Facility has since been amended and restated to modify certain terms and conditions, including eliminating provisions whereby lenders under certain conditions could require repayment of all obligations outstanding under the Trading Credit Facility within 10 days on demand, extending the maturity date to September 30, 2027, and revising the total facility to $427.5 million. There is also an incremental revolving loan feature that is available under certain conditions up to an aggregate additional $73.0 million.

The Trading Credit Facility is secured by substantially all of the Company’s assets on a first priority basis and is guaranteed by the Company's subsidiaries. The Trading Credit Facility currently bears interest at the daily SOFR rate plus an applicable margin of 236 basis points. As of June 30, 2026, the interest rate on our Trading Credit Facility was approximately 6.1% and the daily SOFR rate was approximately 3.7%.

When needed, we use funds drawn under the Trading Credit Facility to purchase metals from our suppliers and for operating cash flow purposes. Our CFC subsidiary also uses funds drawn under the Trading Credit Facility to finance certain of its lending activities.

Borrowings totaled $0.0 million and $345.0 million at June 30, 2026 and June 30, 2025, respectively. The amounts available under the respective lines of credit are determined at the end of each week and at each month end following a specified borrowing base formula. The Company is able to access additional credit as needed to finance operations, subject to the overall limits of the borrowing facilities and lender approval of the borrowing base calculation. Based on the month end borrowing bases in effect, the availability under the Trading Credit Facility, after taking into account current borrowings, totaled $427.5 million and $99.1 million as determined on June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026 and June 30, 2025, the remaining unamortized balance of loan costs was approximately $1.9 million and $3.5 million, respectively.

The Trading Credit Facility contains various covenants, all of which the Company was in compliance with as of June 30, 2026.

Interest expense related to the Company’s Trading Credit Facility totaled $21.2 million, $26.6 million, and $24.3 million, which represents 34.7%, 57.5%, and 61.4% of the total interest expense recognized for the years ended June 30, 2026, 2025, and 2024, respectively. The Trading Credit Facility carried a daily weighted-average effective interest rate of 8.4%, 8.7%, and 8.5% for the years ended June 30, 2026, 2025, and 2024, respectively.

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

The carrying amount of the leaseback financing obligation as of June 30, 2026 was $7.5 million, with a remaining term of 13 years and an effective interest rate of 8.6%. The obligation is secured by the underlying property, which had a net book value of $7.6 million as of June 30, 2026. Future minimum payments under the arrangement are as follows (in thousands):

Fiscal Year ending June 30,	Financing Payments (Undiscounted)
2027	$768
2028	787
2029	807
2030	827
2031	848
Thereafter	7,764
Total future payments	11,801
Imputed interest	(6,089)
Present value (1)	$5,712

(1)
The difference between the carrying amount of the leaseback financing obligation and the present value of the financing payments reflects the difference between the total contractual payments required under the leaseback arrangement and the fair value of the financing obligations assumed at the acquisition date.

The Company has recorded the current portion of this obligation within accrued liabilities and the noncurrent portion within other liabilities in its consolidated balance sheet, with related interest expense recognized in the consolidated statement of operations. The total interest expense incurred during the years ended June 30, 2026 and 2025 was $0.6 million and $0.2 million, respectively.

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

The Company recorded liabilities on borrowed metals with market values totaling $776.1 million and $46.1 million as of June 30, 2026 and June 30, 2025, respectively, which were included in inventories on the consolidated balance sheet.

Precious Metals Leases

The Company leases precious metals from its suppliers and customers under short-term arrangements, in which the lease terms and interest rates are established at lease inception. The Company has the ability to sell the metals advanced. These arrangements can be settled by repayment in similar metals or in cash.

Precious metals leases of $1.688 billion and $246.5 million as of June 30, 2026 and 2025, respectively, were included in deferred revenue and other advances on the consolidated balance sheet.

For the years ended June 30, 2026, 2025, and 2024, the interest expense related to liabilities on borrowed metals and precious metals leases totaled $16.2 million, $5.2 million, and $2.0 million, which represents 26.5%, 11.2%, and 5.0% of the total interest expense recognized by the Company, respectively. The weighted-average effective interest rate related to liabilities on borrowed metals and precious metals leases was 2.2%, 3.4%, and 2.9% for the years ended June 30, 2026, 2025, and 2024, respectively.

Product Financing Arrangements

The Company has agreements with third-party financial institutions which allow the Company to transfer its gold and silver inventory at an agreed-upon price, which is based on the spot price. Such agreements allow the Company to repurchase this inventory upon demand at an agreed-upon price based on the spot price on the repurchase date. The third-party charges a monthly fee as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales, and therefore have been accounted for as financing arrangements and are reflected in the consolidated balance sheet as product financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of sales in the consolidated statements of income. Such obligations totaled $89.2 million and $484.7 million as of June 30, 2026 and June 30, 2025, respectively.

For the years ended June 30, 2026, 2025, and 2024, the interest expense related to product financing arrangements totaled $21.5 million, $13.6 million, and $9.9 million, which represents 35.2%, 29.3%, and 25.0% of the total interest expense recognized by the Company, respectively.

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

Employment and Non-Compete Agreements

As of June 30, 2026, the Company was a party to various employment agreements and non-compete and/or non-solicitation agreements with its employees, including employment agreements with (a) Gregory Roberts, our Chief Executive Officer, which expires in June 2027, (b) Thor Gjerdrum, our President, which expires in June 2028, (c) Brian Aquilino, our Chief Operating Officer, which expires in June 2028, and (d) Robert Pacelli, Executive Vice President of Innovation and Strategic Initiatives and Chief Executive Officer and President of JMB, which expires in June 2029. The Company's employment agreement with Michael Wittmeyer, formerly Chief Executive Officer of JMB, was terminated as of June 30, 2023, at which time the Company and Mr. Wittmeyer entered into a consulting agreement, which expires in June 2027. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items, and the employment agreements and the consulting agreement contain various non-compete and non-solicitation provisions.

Employee Benefit Plan

The Company maintains an employee retirement savings plan for United States employees under the Internal Revenue Code section 401(k). The Company matches a percentage of each employee's contributions in accordance with plan terms. The Company's matching 401(k) contributions totaled $2.1 million, $1.5 million, and $1.2 million for the years ended June 30, 2026, 2025, and 2024, respectively.

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

On May 5, 2026, the Company's board of directors declared a regular dividend of $0.20 per share of common stock to stockholders of record at the close of business on May 20, 2026. The dividend was paid on June 1, 2026 and totaled $5.8 million.

Share Repurchase Program

The Company has an ongoing share repurchase program authorizing the purchase of up to 3.3 million shares of common stock. As of June 30, 2026, 2.0 million shares remained authorized for repurchase under the program. During the year ended June 30, 2026, we did not repurchase any shares under our share repurchase program. From inception of the program through June 30, 2026, we repurchased a total of 1,321,003 shares for $37.3 million, of which 139,455 shares were repurchased from a related party (see Note 14 for further information). We are not obligated to repurchase any shares under the program, and repurchases under the program may be discontinued if management determines that additional repurchases are not warranted.

Tether Investment

In February 2026, the Company entered into a definitive agreement with Tether, whereby Tether purchased $126.4 million of the Company’s common stock. In May 2026, following the receipt of clearance under the Hart-Scott-Rodino Act, Tether purchased an additional $23.6 million of the Company’s common stock. The purchase price for the common stock was $44.50 per share. The shares purchased by Tether were subject to a 90-day resale restriction which ended May 7, 2026. The Company also entered into an investor rights agreement, under which Tether was entitled to nominate a member to the Company’s board of directors and received certain registration rights. During the year ended June 30, 2026, the Company incurred transaction costs of $10.0 million related to the sale of common stock to Tether, resulting in net proceeds of $140.0 million.

2014 Stock Award and Incentive Plan

The Company's amended and restated 2014 Stock Award and Incentive Plan (the "2014 Plan") was approved most recently on October 27, 2022 by the Company's stockholders. As of June 30, 2026, 1,350,928 shares were available for issuance of new awards under the 2014 Plan. Under the 2014 Plan, the Company may grant stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), and other equity-based or cash incentive awards to employees, directors, and consultants. The plan permits performance-based and market-based conditions on awards. The maximum contractual term of options and SARs is ten years. Shares delivered under the 2014 Plan are either newly issued shares or treasury shares. Authority to grant new awards under the plan expires on October 27, 2032.

Stock Options

The Company measures the compensation cost of stock options using the Black-Scholes option pricing model, which uses various inputs such as the market price per share of common stock and estimates that include the risk-free interest rate, volatility, expected life and dividend yield. The weighted-averages for key assumptions used in determining the fair value of options granted were as follows:

	Year Ended June 30,
	2026	2025	2024
Average volatility	50.83%	50.07%	n/a (1)
Risk-free interest rate	3.90%	4.01%	n/a (1)
Weighted-average expected life in years	6.5	6.6	n/a (1)
Dividend yield rate annual	3.69%	3.15%	n/a (1)

(1)
Not applicable; no employee stock options were issued.

The expected volatility was based on a combination of the historical volatility of the Company’s common stock over a period commensurate with the expected term and the implied volatility derived from the market prices of the traded options. The risk-free interest rate was derived from the average U.S. Treasury yields with a term matching the expected life of the option. To date, the Company has used the simplified method to estimate the expected term as sufficient historical exercise data has not been available. The simplified method calculates the expected term as the midpoint between the vesting and contractual terms. The dividend yield was based on the historical and expected dividend payouts as of the respective award grant dates.

The Company incurred compensation expense related to stock options of $1.1 million, $0.4 million and $0.7 million during the years ended June 30, 2026, 2025, and 2024, respectively. As of June 30, 2026, there was total remaining compensation expense of $1.1 million related to employee stock options, which will be recorded over a weighted-average vesting period of approximately 2.0 years. The Company recognizes forfeitures as they occur.

The following table summarizes stock option activity:

	Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Grant Date Fair Value Per Award (1)
Fiscal 2024
Outstanding at June 30, 2023	1,446,260	$7.11	$43,882	$3.58
Exercises	(287,730)	$7.17	$7,720	$3.82
Outstanding at June 30, 2024	1,158,530	$7.10	$29,354	$3.53
Nonvested outstanding June 30, 2024	41,664	$20.49	$532	$9.23
Exercisable at June 30, 2024	1,116,866	$6.60	$28,822	$3.32

Fiscal 2025
Outstanding at June 30, 2024	1,158,530	$7.10	$29,354	$3.53
Grants	255,000	$25.43	$—	$10.22
Exercises	(235,668)	$14.03	$6,909	$6.47
Outstanding at June 30, 2025	1,177,862	$9.68	$15,728	$4.39
Nonvested outstanding June 30, 2025	243,333	$25.35	$—	$10.17
Exercisable at June 30, 2025	934,529	$5.60	$15,728	$2.88

Fiscal 2026
Outstanding at June 30, 2025	1,177,862	$9.68	$15,728	$4.39
Grants	73,000	$30.86	$631	$12.59
Exercises	(463,035)	$8.25	$15,092	$3.64
Forfeitures	(100,000)	$25.24	$—	$10.09
Outstanding at June 30, 2026	687,827	$10.63	$21,322	$5.14
Nonvested outstanding June 30, 2026	116,333	$25.09	$1,935	$10.10
Exercisable at June 30, 2026	571,494	$7.69	$19,387	$4.13

(1)
The Company issued the options with an exercise price per share not less than the closing market price of common stock on the grant date.

The following table presents information related to outstanding options as of June 30, 2026:

Exercise Price Ranges		Options Outstanding			Options Exercisable
From	To	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Underlying Shares	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$—	$2.50	337,294	3.41	$1.60	337,294	3.41	$1.60
$2.51	$5.00	99,200	2.15	$3.51	99,200	2.15	$3.51
$5.01	$20.00	30,000	3.90	$12.99	30,000	3.90	$12.99
$20.01	$30.00	178,333	8.80	$24.66	65,000	8.79	$24.88
$30.01	$60.00	43,000	7.20	$38.03	40,000	7.01	$37.44
		687,827	4.88	$10.63	571,494	4.08	$7.69

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

The Company incurred compensation expense related to RSUs of $1.3 million, $1.2 million, and $1.2 million during the years ended June 30, 2026, 2025, and 2024, respectively. As of June 30, 2026, there was $2.1 million of remaining compensation expense related to RSUs, which will be recorded over a weighted-average vesting period of approximately 2.3 years. The following table summarizes RSU activity:

	Awards Outstanding	Weighted-Average Fair Value per Unit at Grant Date
Fiscal 2024
Nonvested outstanding at June 30, 2023	63,587	$32.37
Granted	38,135	$28.18
Vested & delivered	(24,696)	$31.69
Vested & deferred (1)	(12,577)	$29.69
Forfeited	(3,132)	$36.19
Nonvested outstanding at June 30, 2024	61,317	$30.61
Vested but subject to deferred settlement at June 30, 2024 (1)	41,947	$26.06
Outstanding at June 30, 2024	103,264	$28.76
Fiscal 2025
Nonvested outstanding at June 30, 2024	61,317	$30.61
Granted	60,235	$24.31
Vested & delivered	(23,093)	$23.64
Vested & deferred (1)	(14,203)	$28.90
Forfeited	(1,566)	$36.19
Nonvested outstanding at June 30, 2025	82,690	$26.59
Vested but subject to deferred settlement at June 30, 2025 (1)	56,150	$26.78
Outstanding at June 30, 2025	138,840	$26.67
Fiscal 2026
Nonvested outstanding at June 30, 2025	82,690	$26.59
Granted	57,060	$33.35
Vested & delivered	(27,041)	$26.51
Vested & deferred (1)	(16,243)	$27.70
Forfeited	(1,566)	$36.19
Nonvested outstanding at June 30, 2026	94,900	$30.07
Vested but subject to deferred settlement at June 30, 2026 (1)	57,742	$26.96
Outstanding at June 30, 2026	152,642	$28.89

(1)
Certain RSU holders elected to defer settlement of the RSUs to a specified date.

Cash Incentive Bonus Award

Effective in the first quarter of fiscal 2024, the Company granted its chief executive officer a cash incentive bonus payable at the end of the fiscal 2024–2027 term, based on two percent of total stockholder return, net of salary and annual bonuses. The award is valued using a Black-Scholes model. The grant date fair value of this liability award was $5.7 million. The fair value of this liability award was $3.4 million as of June 30, 2026 resulting from the following assumptions: a performance bonus estimate of $2.2 million to be paid over the four-year term, a risk-free rate of 4.0%, and an equity volatility of 55.0%.

Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating due to remeasurement of fair value at the end of each reporting period. The Company recognized compensation expense (income) related to this cash incentive bonus award of $2.1 million, ($0.3 million), and $0.8 million during the years ended June 30, 2026, 2025, and 2024, respectively.

18. CUSTOMER AND SUPPLIER CONCENTRATIONS

Customer Concentrations

The following customers provided 10 percent or more of the Company's revenues (in thousands):

	Year Ended June 30,
	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
Total revenue	$25,513,409	100.0%	$10,978,614	100.0%	$9,699,039	100.0%
Customer concentrations
Deutsche Bank (1)	5,652,368	22.2%	746,586	6.8%	$—	0.0%

(1)
Sales with this trading partner include sales on forward contracts that are entered into for hedging purposes rather than sales characterized with the physical delivery of precious metal product. This sales activity has been reported within the Wholesale Sales & Ancillary Services segment.

No single customer provided 10 percent or more of the Company's accounts receivable balances as of June 30, 2026.

The following customer accounted for 10 percent or more of the Company's secured loans balances (in thousands):

	June 30, 2026		June 30, 2025
	Amount	Percent	Amount	Percent
Total secured loans receivable	$115,128	100.0%	$94,037	100.0%
Customer concentrations
Customer A	$13,725	11.9%	$5,175	5.5%

Supplier Concentrations

The Company buys precious metals from a variety of sources, including through brokers and dealers, from sovereign and private mints, from refiners and directly from customers. The Company believes that no one supplier or small group of suppliers is critical to its business, since other sources of supply are available that provide similar products on comparable terms.

19. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company identifies its reportable segments based on a management approach as described in ASC 280 Segment Reporting, together with additional factors such as nature of products or services, customer types, and certain economic characteristics of the underlying business. Our Chief Operating Decision Maker ("CODM") is our CEO, Gregory Roberts. Our CODM uses segment net income or loss before provision for income taxes to allocate resources to our segments in our annual planning process and to assess the performance of our segments, primarily by monitoring actual results versus the annual plan. Our operating segments are not evaluated using asset information.

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

Revenue

in thousands	Year Ended June 30,
	2026		2025		2024
Revenue by segment (1)
Wholesale Sales & Ancillary Services	$23,504,934		$10,259,300		$9,253,473
Eliminations of inter-segment sales	(4,089,741)		(1,563,943)		(1,006,103)
Wholesale Sales & Ancillary Services, net of eliminations (2)	19,415,193		8,695,357		8,247,370
Direct-to-Consumer	6,098,216	(a)	2,283,257	(b)	1,451,669	(c)
	$25,513,409		$10,978,614		$9,699,039

(1)
The Secured Lending segment earns interest income from its lending activity and has no precious metals sales. Therefore, no amounts are shown for the Secured Lending segment in the above table.
(2)
The eliminations of inter-segment sales are reflected in the Wholesale Sales & Ancillary Services segment.
(a)
Includes $192.5 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(b)
Includes $138.7 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.
(c)
Includes $14.3 million of inter-segment sales from the Direct-to-Consumer segment to the Wholesale Sales & Ancillary Services segment.

in thousands	Year Ended June 30,
	2026	2025	2024
Revenue by geographic region
United States	$11,898,068	$4,004,172	$4,722,191
Europe	9,090,656	4,910,399	4,290,701
Canada	3,720,936	1,790,972	599,873
Asia Pacific	731,836	258,098	80,997
Africa	295	260	12
Australia	71,400	14,698	5,265
South America	218	15	—
	$25,513,409	$10,978,614	$9,699,039

Cost of Sales

in thousands	Year Ended June 30,
	2026	2025	2024
Cost of sales by segment(1)
Wholesale Sales & Ancillary Services	$23,367,983	$10,174,345	$9,168,700
Eliminations and adjustments	(4,092,584)	(1,564,863)	(1,011,539)
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	19,275,399	8,609,482	8,157,161
Direct-to-Consumer, net of eliminations	5,784,866	2,158,216	1,368,623
	$25,060,265	$10,767,698	$9,525,784

(1)
The Secured Lending segment earns interest income from its lending activity and has no cost of sales of precious metals. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Gross Profit and Gross Margin Percentage

in thousands	Year Ended June 30,
	2026	2025	2024
Gross profit by segment(1)
Wholesale Sales & Ancillary Services	$136,951	$84,955	$84,773
Eliminations and adjustments	2,843	920	5,436
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	139,794	85,875	90,209
Direct-to-Consumer, net of eliminations	313,350	125,041	83,046
	$453,144	$210,916	$173,255
Gross margin percentage by segment
Wholesale Sales & Ancillary Services	0.583%	0.828%	0.916%
Wholesale Sales & Ancillary Services, net of eliminations and adjustments	0.720%	0.988%	1.094%
Direct-to-Consumer	5.138%	5.476%	5.721%
Consolidated gross margin percentage	1.776%	1.921%	1.786%

(1)
The Secured Lending segment earns interest income from its lending activity and has no precious metals sales. Therefore, no amounts are shown for the Secured Lending segment in the above table.

Operating Income and (Expenses)

in thousands	Year Ended June 30,
	2026	2025	2024
Operating income (expenses) by segment
Wholesale Sales & Ancillary Services	$(145,417)	$(92,627)	$(38,235)
Eliminations	(414)	(508)	(123)
Wholesale Sales & Ancillary Services, net of eliminations	$(145,831)	$(93,135)	$(38,358)

Wholesale Sales & Ancillary Services, net of eliminations
Selling, general, and administrative expenses	$(104,023)	$(59,019)	$(45,968)
Depreciation and amortization expense	(7,310)	(3,909)	(1,860)
Interest income	12,702	15,134	15,730
Interest expense	(46,113)	(37,709)	(28,252)
Earnings (losses) from equity method investments	4,258	(2,982)	3,998
Other (expense) income, net	(9,542)	1,299	1,064
Remeasurement gain (loss) on pre-existing equity interests	4,136	(5,143)	16,669
Gains (losses) on foreign exchange	61	(806)	261
	$(145,831)	$(93,135)	$(38,358)
Direct-to-Consumer
Selling, general, and administrative expenses	$(170,337)	$(78,995)	$(42,456)
Depreciation and amortization expense	(27,428)	(19,007)	(9,273)
Interest income	1,231	146	3
Interest expense	(8,774)	(2,255)	(2,838)
Earnings from equity method investments	—	—	14
Other income, net	7,552	—	5
Gains (losses) on foreign exchange	(4,473)	(535)	38
	$(202,229)	$(100,646)	$(54,507)
Secured Lending
Selling, general, and administrative expenses	$(1,222)	$(1,179)	$(1,376)
Depreciation and amortization expense	(14)	(4)	(264)
Interest income	11,701	10,668	11,435
Interest expense	(6,223)	(6,239)	(8,441)
Earnings from equity method investments	133	157	32
Other income, net	63	732	1,002
	$4,438	$4,135	$2,388

Net Income (Loss) Before Provision for Income Taxes

in thousands	Year Ended June 30,
	2026	2025	2024
Net income (loss) before provision for income taxes by segment
Wholesale Sales & Ancillary Services	$(6,037)	$(7,260)	$51,851
Direct-to-Consumer	111,121	24,395	28,539
Secured Lending	4,438	4,135	2,388
	$109,522	$21,270	$82,778

Advertising Expense

in thousands	Year Ended June 30,
	2026	2025	2024
Advertising expense by segment
Wholesale Sales & Ancillary Services	$(7,009)	$(3,849)	$(2,402)
Direct-to-Consumer	(34,868)	(19,625)	(12,620)
Secured Lending	(264)	(224)	(231)
	$(42,141)	$(23,698)	$(15,253)

Capital Expenditures for Long-Lived Assets

in thousands	Year Ended June 30,
	2026	2025	2024
Capital expenditures for long-lived assets by segment
Wholesale Sales & Ancillary Services	$(7,912)	$(8,973)	$(6,522)
Direct-to-Consumer	(6,516)	(1,705)	(9,249)
	$(14,428)	$(10,678)	$(15,771)

Inventories

in thousands
	June 30, 2026	June 30, 2025
Inventories by segment
Wholesale Sales & Ancillary Services	$1,315,020	$1,049,200
Direct-to-Consumer	1,045,316	230,345
	$2,360,336	$1,279,545

in thousands
	June 30, 2026	June 30, 2025
Inventories by geographic region
United States	$2,129,326	$1,150,678
Canada	117,478	52,225
Europe	48,615	32,987
Asia	64,917	43,655
	$2,360,336	$1,279,545

Total Assets

in thousands
	June 30, 2026	June 30, 2025
Total assets by segment
Wholesale Sales & Ancillary Services (1)	$2,519,971	$1,485,370
Eliminations	(330,596)	(211,144)
Wholesale Sales & Ancillary Services, net of eliminations	2,189,375	1,274,226
Direct-to-Consumer	1,829,485	844,760
Secured Lending	118,059	96,445
	$4,136,919	$2,215,431

(1)
Our equity method investments are primarily recorded within our Wholesale Sales & Ancillary Services segment.

in thousands
	June 30, 2026	June 30, 2025
Total assets by geographic region
United States	$3,704,253	$1,917,452
North America, excluding United States	240,521	169,864
Europe	50,594	40,625
Asia	141,551	87,490
	$4,136,919	$2,215,431

Long-term Assets

in thousands
	June 30, 2026	June 30, 2025
Long-term assets by segment
Wholesale Sales & Ancillary Services	$160,456	$120,348
Direct-to-Consumer	369,786	349,394
Secured Lending	2,326	2,194
	$532,568	$471,936

in thousands
	June 30, 2026	June 30, 2025
Long-term assets by geographic region
United States	$400,131	$334,199
North America, excluding United States	99,755	106,405
Europe	—	2
Asia	32,681	31,330
	$532,568	$471,936

Goodwill

in thousands
	June 30, 2026	June 30, 2025
Goodwill by segment
Wholesale Sales & Ancillary Services	$45,106	$39,191
Direct-to-Consumer(1)	205,697	189,459
	$250,803	$228,650

(1)
Direct-to-Consumer segment’s goodwill balance is net of $1.4 million accumulated impairment losses.

Intangible assets

in thousands
	June 30, 2026	June 30, 2025
Intangible assets by segment
Wholesale Sales & Ancillary Services	$23,997	$18,322
Direct-to-Consumer(1)	122,321	118,992
	$146,318	$137,314

(1)
Direct-to-Consumer segment’s intangible asset balance is net of $1.3 million accumulated impairment losses.

20. SUBSEQUENT EVENTS

Dividend

As announced on September 2, 2026, the Company's Board of Directors has declared a quarterly cash dividend of $0.20 per share as well as a non-recurring special dividend of $1.00 per share. The dividends are payable on September 28, 2026 to stockholders of record as of September 16, 2026.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework ("2013 framework"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2026 based on criteria in Internal Control –Integrated Framework issued by the COSO.

Management's evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2026 did not include internal controls over financial reporting for Monex or SMI that we acquired in January 2026 and April 2026, respectively. Monex comprised approximately 20% of our total assets as of June 30, 2026 and approximately 1% of our total revenues for the year ended June 30, 2026. SMI comprised approximately 2% of our total assets as of June 30, 2026 and less than 1% of our total revenues for the year ended June 30, 2026.

Grant Thornton LLP, an independent registered public accounting firm, has issued its report on the Company’s internal control over financial reporting as of June 30, 2026, which appears elsewhere in this Form 10-K.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2026.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2026.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

2.	Financial Statements Schedules:
None.
3.	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Index

Exhibit No.	Description of Exhibit
3.1.1**	Amended and Restated Certificate of Incorporation of A-Mark Precious Metals, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A; Registration No. 333-192260.

3.1.2**	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed on December 4, 2025.

3.2**	Second Amended and Restated Bylaws of Gold.com, Inc. Incorporated by reference to Exhibit 3.2 to the Report on Form 8-K filed on December 4, 2025.

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

10.06**^

Stock Ownership Guidelines for Directors, effective April 29, 2021, as amended on August 20, 2024. Incorporated by reference to Exhibit 10.10 to the Report on Form 10-K for the year ended June 30, 2024.

10.07**^	Form of Restricted Stock Units Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q filed on May 14, 2021.

10.08**^	Form of Deferred Stock Units Agreement for Non-Employee Directors. Incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q filed on May 14, 2021.
10.09**^	Amended and Restated 2014 Stock Award And Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q filed on May 9, 2022.

10.10**^

Amended and Restated Employment Agreement, dated February 14, 2023, between the Company and Gregory N. Roberts. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on February 17, 2023.

10.11^**

Employment Agreement, dated April 10, 2025, between A-Mark Precious Metals, Inc. and Thor Gjerdrum. Incorporated by reference to Exhibit 10.11 to the Report on Form 10-K for the year ended June 30, 2025.

10.12^**

Employment Agreement, dated April 10, 2025, between A-Mark Precious Metals, Inc. and Brian Aquilino. Incorporated by reference to Exhibit 10.12 to the Report on Form 10-K for the year ended June 30, 2025.

10.14^**

Consulting Agreement, as amended and restated June 16, 2025, between A-Mark Precious Metals, Inc. and Michael R. Wittmeyer. Incorporated by reference to Exhibit 10.14 to the Report on Form 10-K for the year ended June 30, 2025.

10.15^**	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed on May 10, 2023.

10.16**	Securities Purchase Agreement, dated as of February 4, 2026, between Gold.com, Inc. and TPM, S.A. de C.V. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on February 9, 2026.

10.17**

Amendment No. 1, dated as of February 5, 2026, to Securities Purchase Agreement between Gold.com, Inc. and TPM, S.A. de C.V.. Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed on February 9, 2026.

10.18**

Investor Rights Agreement, dated as of February 4, 2026, is entered into between Gold.com, Inc. and TPM, S.A. de C.V. Incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed on February 9, 2026.

10.19**	Lock-up Agreement, dated February 4, 2026, executed by TPM, S.A. de C.V. in favor of Gold.com, Inc. Incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed on February 9, 2026.

10.20*	Building Lease, dated July 13, 2020, between Spectrum Group International, Inc., as tenant, and C.J. Segerstrom & Sons, as landlord.

10.21*	First Amendment to Lease, dated January 4, 2021, between Spectrum Group International, Inc., as tenant, and C.J. Segerstrom & Sons, as landlord.

10.22*	Second Amendment to Lease, dated January 30, 2023, between Spectrum Group International, Inc., as tenant, and C.J. Segerstrom & Sons, as landlord.

10.23*	Third Amendment to Lease, dated March 5, 2026 between Spectrum Group International, Inc. as tenant, and C.J. Segerstrom & Sons, as landlord.

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

10.27**	Second Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of November 20, 2015.

10.28**	Third Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of April 20, 2018.

10.29**	Fourth Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of November 17, 2023.

10.30**	Fifth Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of March 3, 2024.

10.31**	Sixth Amendment to Air Cargo Lease between MCP CARGO, LLC as Landlord, and A-M Global Logistics, LLC as tenant, dated as of June 20, 2024.

10.32**^	Form of Stock Option Agreement for senior executives. Incorporated by reference to Exhibit 10.32 to the Report on Form 10-K for the year ended June 30, 2025.

10.33**

Amended and Restated Credit Agreement, dated August 21, 2025, between A-Mark Precious Metals, Inc., as Borrower, and Cooperatieve Rabobank U.A., New York Branch, as Joint Lead Arranger, Brown Brothers Harriman as Joint Lead Arranger, California Bank & Trust, as Joint Lead Arranger, CIBC Bank USA, as Agent and Joint Lead Arranger, and various financial institutions party thereto as Lenders. Incorporated by reference to Exhibit 10.24 to the Report on Form 10-K for the year ended June 30, 2025.

10.34**	First Amendment to Amended and Restated Guaranty and Collateral Agreement, dated February 13, 2026. Incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on February 19, 2026.

14.1**	Code of Business Conduct and Ethics, effective as of May 6, 2024. Incorporated by reference to Exhibit 14.1 to the Report on Form 10-Q filed on May 9, 2024.

19**	Insider Trading Policy, as amended May 10, 2024. Incorporated by reference to Exhibit 19 to the Report on Form 10-K for the year ended June 30, 2024.

21*	List of Subsidiaries of Gold.com, Inc.

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

97**^	Incentive-Based Compensation Recovery Policy, adopted October 27, 2023. Incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q filed November 8, 2023.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104*	Cover Page interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________

* Filed herewith

** Previously filed

^ Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD.COM, INC.

Date:	September 9, 2026	By:	/s/ Gregory N. Roberts
Gregory N. Roberts
Chief Executive Officer
(Principal Executive Officer)

Date:	September 9, 2026	By:	/s/ Cary Dickson
Cary Dickson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Director	September 9, 2026
Jeffrey D. Benjamin	(Chairman of the Board of Directors)

/s/ Gregory N. Roberts	Chief Executive Officer and Director	September 9, 2026
Gregory N. Roberts	(Principal Executive Officer)

/s/ Cary Dickson	Chief Financial Officer	September 9, 2026
Cary Dickson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ellis Landau	Director	September 9, 2026
Ellis Landau

/s/ Carol Meltzer	Director	September 9, 2026
Carol Meltzer

/s/ John U. Moorhead	Director	September 9, 2026
John U. Moorhead

/s/ Jess M. Ravich	Director	September 9, 2026
Jess M. Ravich

/s/ Monique Sanchez	Director	September 9, 2026
Monique Sanchez

/s/ Kendall Saville	Director	September 9, 2026
Kendall Saville

/s/ Juan Sartori	Director	September 9, 2026
Juan Sartori

/s/ Michael R. Wittmeyer	Director	September 9, 2026
Michael R. Wittmeyer